Form 10-Q
period 2000-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2000-08-11
CIK 1077428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2000

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________________ to ________________

                         Commission file number 0-30533

                         TEXAS CAPITAL BANCSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                       DELAWARE                                           75-2671109
   (State or other jurisdiction of incorporation or         (I.R.S. Employer Identification Number)
                     organization)

2100 MCKINNEY AVENUE, SUITE 900, DALLAS, TEXAS, U.S.A.                       75201
       (Address of principal executive officers)                          (Zip Code)

                                  214/932-6600
                         (Registrant's telephone number,
                              including area code)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

         Indicate by check whether the issuer has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock:
            Voting                                   9,004,722
            Nonvoting                                 466,069

                         Texas Capital Bancshares, Inc.
                                    Form 10-Q
                           Quarter Ended June 30, 2000

                                      Index

Part I. Financial Information
     Management's Discussion and Analysis                                     2
     Consolidated Statements of Operations - Unaudited                        9
     Consolidated Balance Sheets - Unaudited                                 10
     Consolidated Statements of Changes in Shareholders' Equity - Unaudited  11
     Consolidated Statements of Cash Flows - Unaudited                       12
     Notes to Consolidated Financial Statements - Unaudited                  13
     Financial Summaries - Unaudited                                         16

Signature                                                                    18

MANAGEMENT'S ASSESSMENT OF OPERATIONS AND FINANCIAL CONDITION

ASSESSMENT OF OPERATIONS

SUMMARY OF PERFORMANCE

Texas Capital Bancshares, Inc. (the "Company") recorded net loss of $4.6 million or $(.54) per diluted common share for the second quarter of 2000 compared to $2.2 million or $(.29) per diluted common share for the second quarter of 1999. Return on average assets was (2.99)% for the second quarter of 2000 compared to (6.09)% for the second quarter of 1999. Returns on average equity were (23.64)% and (11.30)%, for the second quarter of 2000 and 1999, respectively.

Net interest income for the second quarter of 2000 increased by $3.6 million or 210%. Non-interest income increased by $517,000 and non-interest expense increased $5.8 million or 177% compared to the second quarter of 1999.

The Company operates two principal lines of business under Texas Capital Bank (the "Bank"): the traditional bank and BankDirect, an internet only bank.

NET INTEREST INCOME

Net interest income was $5.3 million for the second quarter of 2000 compared to $1.7 million for the second quarter of 1999. Average earning assets increased by $444.4 million from the second quarter of 1999. The increase in average earning assets from the second quarter of 1999 included a $294.2 million increase in average loans. Average interest bearing liabilities increased $429.3 million from the second quarter of 1999 which included a $422.1 million increase in interest bearing deposits and a $7.1 million increase in borrowings.

================================================================================
TABLE 1 - VOLUME/RATE ANALYSIS
(In thousands)

                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                             JUNE 30, 2000/1999                    JUNE 30, 2000/1999
                                     ------------------------------------  ------------------------------------
                                                      Change Due To                         Change Due To
                                                 ------------------------              ------------------------
                                       Change      Volume    Yield/Rate      Change      Volume    Yield/Rate
                                     ---------   ---------- -------------  ----------  ---------  -------------

Interest income:
   Securities                        $    2,454  $    1,894  $      560    $    4,479  $    3,519  $       960
   Loans                                  7,211       6,157       1,054        12,275      11,490          785
   Federal funds sold                       285         217          68           316         186          130
   Deposits in other banks                   65          37          28            59         193         (134)
                                     ----------  ----------  ----------    ----------  ----------  -----------
Total                                    10,015       8,305       1,710        17,129      15,388        1,741
                                     ----------  ----------  ----------    ----------  ----------  -----------
Interest expense:
   Transaction deposits                     102          53          49           163          90           73
   Savings deposits                       3,501       2,654         847         5,984       4,618        1,366
   Time deposits                          2,716       2,275         441         4,450       3,863          587
   Borrowed funds                           138          99          39           561         506           55
                                     ----------  ----------  ----------    ----------  ----------  -----------
Total                                     6,457       5,081       1,376        11,158       9,077        2,081
                                     ----------  ----------  ----------    ----------  ----------  -----------
NET INTEREST INCOME                  $    3,558  $    3,224  $      334    $    5,971  $    6,311  $      (340)
                                     ==========  ==========  ==========    ==========  ==========  ===========

Net interest margin, the ratio of net interest income to average earning assets, was 3.60% for the second quarter of 2000 compared to 4.81% for the second quarter of 1999. The decrease in the net interest margin during the second quarter of 2000 was due to the continued higher cost of funds mainly due to interest rates offered by BankDirect.

NON-INTEREST INCOME

Non-interest income increased $517,000 compared to the same quarter of 1999. Service charges on deposit accounts increased $72,000. This increase was due to the large increase in deposits, which resulted in a higher volume of transactions. Trust fee income increased $123,000, due to the formation of the trust department during 1999. Other non-interest income increased by $321,000 due to increases in investment fees, letter of credit fees and merchant fee income, which are primarily related to the significant increase in deposits. Also, rental income related to leased equipment contributed to the increase as a leasing division was formed during 1999.

================================================================================
TABLE 2 - NON-INTEREST INCOME
(In thousands)

                                      THREE MONTHS ENDED JUNE 30  SIX MONTHS ENDED JUNE 30
                                          2000         1999           2000       1999
                                      ------------ -------------  ---------- -------------
Service charges on deposit accounts         $ 95        $ 23           $174        $ 36
Trust fee income                             135          12            241          12
Gain on loss of securities                     1          --              1          --
Other                                        332          11            484          14
                                            ----        ----           ----        ----
Total non-interest income                   $563        $ 46           $900        $ 62
                                            ====        ====           ====        ====

NON-INTEREST EXPENSE

Non-interest expense for the second quarter of 2000 increased $5.8 million or 177% compared to the second quarter of 1999. Salaries and employee benefits increased by $2.1 million or 135%. The increase in salaries and employee benefits was due to an increase in full time employees from 94 at June 30, 1999 to 223 at June 30, 2000. This increase was due to the continued development of infrastructure for the traditional bank and BankDirect.

Net occupancy expense increased by $664,000 or 162% due to three additional full service branch locations in the Dallas/Fort Worth area. These included an additional location in Dallas which serves as the Company's corporate headquarters, one in Plano, which is a suburban area of Dallas, and one in Fort Worth, all of which were opened in the last nine months of 1999. Also, during 1999, loan production offices in Santa Fe, New Mexico and Tulsa, Oklahoma were opened. In addition, two full service branch locations were opened outside of the DFW area during the first quarter of 2000, one in Austin and one in San Antonio.

Advertising expense increased $1.0 million or 169%. Advertising included direct marketing with print and on-line ads, and branding for the traditional bank and BankDirect. In addition, the June 2000 quarter included approximately $568,000 of expenses related to the American Advantage program. The amount included mileage payments, as well as some co-marketing with American which promoted the new program. Legal and professional increased $871,000, or 512%, due to lease negotiations, costs associated with the Company's private placement offering, and the continued efforts to obtain regulatory approval for the formation of a state chartered savings bank. Communications and data processing increased $364,000 or 439% due to the strong growth in loans and deposits, which has created significantly more transactions volume.

================================================================================
TABLE 3 -NON-INTEREST EXPENSE
(In thousands)

                                       THREE MONTHS ENDED JUNE 30    SIX MONTHS ENDED JUNE 30
                                           2000           1999          2000          1999
                                       -----------    -----------    ----------    ----------

Salaries and employee benefits         $     3,596    $     1,530    $    6,841    $    2,986
Net occupancy expense                        1,074            410         1,933           593
Advertising and affinity payments            1,668            619         2,290           727
Legal and professional                       1,041            170         1,465           243
Communications and data processing             447             83           698           130
Franchise taxes                                 84             46           127            58
Other expense                                1,177            418         2,019           632
                                       -----------    -----------    ----------    ----------
Total non-interest expense             $     9,087    $     3,276    $   15,373    $    5,369
                                       ===========    ===========    ==========    ==========

INCOME TAXES

As the Company incurred net operating losses for each period presented, there were no current or deferred provisions for income taxes.

ASSESSMENT OF FINANCIAL CONDITION

The aggregate loan portfolio at June 30, 2000 increased $215.4 million from December 31, 1999 to $443.0 million. Commercial loans increased $122.1 million and real estate loans increased $77.5 million.

================================================================================
TABLE 4 - LOANS
(In thousands)

                                              JUNE 30,           DECEMBER 31,
                                                2000                 1999
                                              --------           ------------

Commercial                                    $274,845             $152,749
Construction                                    34,653               11,565
Real estate                                    106,140               51,779
Consumer                                        20,876               11,507
Leases receivable                                6,445                   --
                                              --------             --------
Total                                         $442,959             $227,600
                                              ========             ========

SUMMARY OF LOAN LOSS EXPERIENCE

The reserve for loans losses, which is available to absorb losses inherent in the loan portfolio, totaled $4.8 million at June 30, 2000, $2.8 million at December 31, 1999 and $1.0 million at June 30, 1999. This represents 1.08% 1.22% and 1.00% of total loans at June 30, 2000, December 31, 1999 and June 30, 1999, respectively.

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management's assessment of the loan portfolio in light of current economic conditions and market trends. The Company recorded a provision of $1.3 million for the quarter ended June 2000 and $701,000 for the same quarter in 1999. These provisions were made to reflect management's assessment of the risk of loan losses due to the continued growth in the loan portfolio and the unseasoned nature of the current portfolio.

The reserve for loan losses is comprised of specific reserves assigned to criticized loans and general reserves. The Company continuously evaluates its reserve for loan losses to maintain an adequate level to absorb losses inherent in the loan portfolio. Factors contributing to the determination of specific reserves include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All loans rated substandard or worse and greater than $250,000 are specifically reviewed and a specific allocation is assigned based on the expected losses of the loans. The expected future cash flows of principal and interest, discounted at the contractual interest rate, are compared to the current carrying value of the asset. For purposes of determining the general reserve, the portfolio is segregated by product types consistent with regulatory reporting categories, and then further segregated by credit grades. Credit grades are assigned to all loans greater than $50,000. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type and credit grade to calculate the required reserve.

The reserve allocation percentages assigned to each credit grade have been developed based on industry averages and the prior experience of executive management. The unallocated portion of the general reserve serves to compensate for the uncertainty in estimating loan losses, including the possibility of improper risk ratings and specific reserve allocations. In addition, the reserve considers the trends in peer banks, since Texas Capital Bank is relatively new with no historical loss experience. The results of reviews performed by an independent third party are also considered.

The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in actual credit losses. The changes are reflected in the general reserve. As the Company begins to have loss experience, historical loss ratios will be utilized. Currently, the review of reserve adequacy is performed by executive management and presented to the Board of Directors for their review, consideration and ratification on a quarterly basis.

================================================================================
TABLE 5 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)

                                                   SIX MONTHS      SIX MONTHS     YEAR ENDED
                                                 ENDED JUNE 30,  ENDED JUNE 30,  DECEMBER 31,
                                                      2000            1999           1999
                                                 --------------  --------------  ------------

Beginning balance                                      $2,775         $  100          $1,595
   Loans charged-off:
     Consumer                                              --             --              12
                                                       ------         ------          ------
     Total                                                 --             --              12
                                                       ------         ------          ------
Provision for loan losses                               1,999            907           1,192
                                                       ------         ------          ------
Ending balance                                         $4,774         $1,007          $2,775
                                                       ======         ======          ======

Reserve for loan losses to loans
   outstanding at end of period                          1.08%          1.00%           1.22%
Net charge-offs to average loans                         0.00%          0.00%           0.00%
Provision for loan losses to average loans               0.66%          2.31%            .64%
Recoveries to gross charge-offs                            --             --              --
Loans past due (90 days)                                   --             --              15
Nonaccrual                                                208             --              --
Renegotiated                                               --             --              --

NON-PERFORMING ASSETS

The Company has one non-performing loan at June 30, 2000 and no non-performing loans or other real estate at December 31, 1999 and June 30, 1999.

MARKET RISK

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices, or equity prices. Additionally, the financial instruments subject to market risk can be classified either as held for trading purposes or held for other than trading.

The Company is subject to market risk primarily through the effect of changes in interest rates on its portfolio of assets held for purposes other than trading. The effect of other changes, such as foreign exchange rates, commodity prices, and/or equity prices do not pose significant market risk to the Company.

The responsibility for managing market risk rests with the Balance Sheet Management Committee (BSMC), which operates under policy guidelines established by the Board of Directors. The negative acceptable variation in net interest revenue due to a 200 basis point increase or decrease in interest rates is generally limited by these guidelines to +/- 10%. These guidelines also establish maximum levels for short-term borrowings, short-term assets, and public and brokered deposits. They also establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is the ongoing responsibility of the BSMC, with exceptions reported to the full Board on a quarterly basis.

INTEREST RATE RISK MANAGEMENT

The Company performs a sensitivity analysis to identify interest rate risk exposure on net interest revenue. Currently, gap analysis is used to estimate the effect of changes in interest rates over the next 12 months based on three interest rate scenarios. These are a "most likely" rate scenario and two "shock test" scenarios. The first scenario assumes a sustained parallel 200 basis point increase and the second a sustained parallel 200 basis point decrease in interest rates.

An independent source is used to determine the most likely interest rates for the next year. The Federal Reserve's Federal Funds target affects short-term borrowing; the prime lending rate and the London Interbank Offering Rate (LIBOR) are the basis for most of the variable-rate loan pricing. The 30-year mortgage rate is also monitored because of its effect on prepayment speeds for mortgage-backed securities. These are the Company's primary interest rate exposures. The Company is currently not using derivatives and other financial instruments, but if they were used, they would be included in this analysis.

================================================================================
TABLE 6 - INTEREST RATE SENSITIVITY
(In thousands)

                                 Anticipated Impact Over the Next Twelve Months
                                      as Compared to Most Likely Scenario
                                 ----------------------------------------------
                                  200 bp Increase              200 bp Decrease
                                     June 2000                    June 2000
                                 ----------------              ----------------

Change in net interest income         $ 150                       $ (189)

The estimated changes in interest rates on net interest revenue are within guidelines established by the Board of Directors for all interest rate scenarios.

The simulations used to manage market risk are based on numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows, and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest revenue or precisely predict the impact of higher or lower interest rates on net interest revenue. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

================================================================================
TABLE 7 - CAPITAL RATIOS

                                             JUNE 30,       DECEMBER 31,
                                               2000             1999
                                             --------       ------------
Risk-based capital:
   Tier 1 capital                             15.05%            23.0%
   Total capital                              15.82%            23.8%
Leverage                                      15.31%            21.5%

NEW ACCOUNTING STANDARDS

During 1998, the Financial Accounting Standards Board adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The effective date for SFAS 133 has been deferred until fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS 133 effective January 1, 2001. SFAS 133 will require the recognition of all derivatives on the balance sheet at fair value. Derivatives that do not qualify for special hedge accounting treatment must be adjusted to fair value through income. If the derivative qualifies for hedge accounting, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against changes in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Adoption of SFAS 133 is not expected to have a material impact on the Company's financial statements.

FORWARD LOOKING STATEMENTS

Statements and financial analysis contained in this document that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements describe our future plans, strategies and expectations and are based on certain assumptions. As a result, these forward looking statements involve substantial risks and uncertainties, many of which are beyond our control. The important factors that could cause actual results to differ materially from the forward looking statements include the following:

   (1) Changes in interest rates

   (2) Changes in the levels of loan prepayments, which could affect the value of our loans

   (3) Changes in general economic and business conditions in areas or markets where we compete

   (4) Competition from banks and other financial institutions for loans and customer deposits

   (5) The failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses

   (6) The loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels

   (7) Changes in government regulations

We have no obligation to update or revise any forward looking statements as a result of new information or future events. In light of these assumptions, risks and uncertainties, the events discussed in any forward looking statements in this memorandum might not occur.

================================================================================
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands except share data)

                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30                     JUNE 30
                                                   2000          1999          2000          1999
                                                 ---------     ---------     ---------     ---------
INTEREST INCOME
Interest and fees on loans                       $  8,501      $  1,290      $ 13,964      $  1,689
Securities                                          3,563         1,109         6,376         1,897
Federal funds sold                                    313            28           619           303
Deposits in other banks                                73             8            77            18
                                                 --------      --------      --------      --------
Total interest income                              12,450         2,435        21,036         3,907
                                                 --------      --------      --------      --------
INTEREST EXPENSE
Deposits                                            6,899           580        11,383           786
Other borrowings                                      295           157           718           157
                                                 --------      --------      --------      --------
Total interest expense                              7,194           737        12,101           943
                                                 --------      --------      --------      --------
NET INTEREST INCOME                                 5,256         1,698         8,935         2,964
PROVISION FOR LOAN LOSSES                           1,299           701         1,999           907
                                                 --------      --------      --------      --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
   LOSSES                                           3,957           997         6,936         2,057
                                                 --------      --------      --------      --------
NON-INTEREST INCOME
Service charges on deposit accounts                    95            23           174            36
Trust fee income                                      135            12           241            12
Gain (loss) on sale of securities                       1            --             1            --
Other                                                 332            11           484            14
                                                 --------      --------      --------      --------
Total non-interest income                             563            46           900            62
                                                 --------      --------      --------      --------
NON-INTEREST EXPENSE
Salaries and employee benefits                      3,596         1,530         6,841         2,986
Net occupancy expense                               1,074           410         1,933           593
Advertising and affinity payments                   1,668           619         2,290           727
Legal and professional                              1,041           170         1,465           243
Communications and data processing                    447            83           698           130
Franchise taxes                                        84            46           127            58
Other                                               1,177           418         2,019           632
                                                 --------      --------      --------      --------
Total non-interest expense                          9,087         3,276        15,373         5,369
                                                 --------      --------      --------      --------
LOSS BEFORE INCOME TAXES                           (4,567)       (2,233)       (7,537)       (3,250)
Income tax expense (benefit)                           --            --            --            --
                                                 --------      --------      --------      --------
NET LOSS                                         $ (4,567)     $ (2,233)     $ (7,537)     $ (3,250)
                                                 ========      ========      ========      ========
EARNINGS PER SHARE:
                                                 --------      --------      --------      --------
Basic and diluted                                $   (.54)     $   (.29)     $   (.94)     $   (.43)
                                                 ========      ========      ========      ========

See accompanying notes to consolidated financial statements.

================================================================================
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands except share data)

                                                                             JUNE 30,       DECEMBER 31,
                                                                               2000             1999
                                                                           ------------     -------------
ASSETS
Cash and due from banks                                                    $     19,634     $       8,428
Federal funds sold                                                                6,620               120
Securities available for sale                                                   192,316           164,409
Securities held to maturity                                                      28,264                 -
Loans, net                                                                      436,960           224,795
Premises and equipment, net                                                       6,687             4,411
Accrued interest receivable and other assets                                      7,406             4,671
Goodwill, net                                                                     1,683             1,745
                                                                           ------------     -------------
Total assets                                                               $    699,570     $     408,579
                                                                           ============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits:
     Non-interest bearing                                                  $     48,488     $      25,666
     Interest bearing                                                           532,067           261,402
                                                                           ------------     -------------
   Total deposits                                                               580,555           287,068
                                                                           ------------     -------------
Accrued interest payable and other liabilities                                    3,360             2,332
Federal funds purchased                                                           2,000                 -
Short-term borrowings                                                            20,550            46,267
Other borrowings                                                                  1,899                 -
                                                                           ------------     -------------
Total liabilities                                                               608,364           335,667
                                                                           ------------     -------------
Shareholders' equity:
   Common stock, $.01 par value:
     Authorized shares - 20,000,000
     Issued shares - 9,072,999 and 7,259,520 at June 30, 2000 and
       December 31, 1999, respectively                                               91                73
   Series A-1 Nonvoting common stock, $.01 par value:
     Issued shares - 466,069 and 426,694 at June 30, 2000 and
       December 31, 1999, respectively                                                4                 4
   Additional paid-in capital                                                   113,716            86,917
   Accumulated deficit                                                          (17,574)          (10,037)
   Treasury stock (shares at cost: 101,914 and 92,528 at June 30, 2000
     and December 31, 1999, respectively)                                        (1,299)           (1,169)
   Deferred compensation                                                            445               322
   Accumulated other comprehensive loss                                          (4,177)           (3,198)
                                                                           ------------     -------------
Total shareholders' equity                                                       91,206            72,912
                                                                           ------------     -------------
Total liabilities and shareholders' equity                                 $    699,570     $     408,579
                                                                           ============     =============

See accompanying notes to consolidated financial statements.

================================================================================
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED
(In thousands, except share data)

                                                                     SERIES A-1
                                                                      NONVOTING
                                    COMMON STOCK                    COMMON STOCK          ADDITIONAL       ACCUMU-
                              -------------------------        ----------------------      PAID-IN          LATED
                               SHARES          AMOUNT          SHARES        AMOUNT        CAPITAL         DEFICIT
                              ----------     ----------        -------     ----------     ----------     -----------
Balances at December
  31, 1998                    6,160,441      $       61        474,870     $        5     $   73,863     $     (739)
Comprehensive income
    (loss)
  Net loss                           --              --             --             --             --         (3,250)
  Change in unrealized
    loss on
    available-for-sale
    securities                       --              --             --             --             --             --
Total comprehensive
  income (loss)
Stock issued                  1,025,936              11             --             --         12,730             --
Transfers                            --              --             --             --             --             --
Purchase of treasury                 --              --             --             --             --             --
  stock
Deferred compensation
  arrangement                        --              --             --             --             --             --
                              ---------      ----------        -------     ----------     ----------     ----------
Balance at June 30, 1999      7,186,377      $       72        474,870     $        5     $   86,593     $   (3,989)
                              =========      ==========        =======     ==========     ==========     ==========

Balances at December
  31, 1999                    7,259,520      $       73        426,694     $        4     $   86,917     $  (10,037)
Comprehensive income
    (loss):
  Net loss                           --              --             --             --             --         (7,537)
  Change in unrealized
    loss on
    available-for-sale
    securities                       --              --             --             --             --             --
Total comprehensive
  income (loss)
Stock issued                  1,852,854              18             --             --         26,799             --
Transfers                       (39,375)             --         39,375             --             --             --
Purchase of treasury                 --              --             --             --             --             --
  stock
Sale of treasury stock               --              --             --             --             --             --
Deferred compensation
  arrangement                        --              --             --             --             --             --
                              ---------      ----------        -------     ----------     ----------     ----------
Balance at June 30, 2000      9,072,999      $       91        466,069     $        4     $  113,716     $  (17,574)
                              =========      ==========        =======     ==========     ==========     ==========

                                                                              ACCUMU-
                                                                            LATED OTHER
                                                                              COMPRE-
                                    TREASURY STOCK            DEFERRED        HENSIVE
                              ---------------------------      COMPEN-        INCOME
                                SHARES           AMOUNT        SATION         (LOSS)           TOTAL
                              ----------      -----------    ----------     -----------     -----------
Balances at December
  31, 1998                           --      $       --      $       --     $       (4)     $   73,186
Comprehensive income
    (loss)
  Net loss                           --              --              --             --          (3,250)
  Change in unrealized
    loss on
    available-for-sale
    securities                       --              --              --         (1,556)         (1,556)
                                                                                            ----------
Total comprehensive
  income (loss)                                                                                 (4,806)
Stock issued                         --              --              --             --          12,741
Transfers                            --              --              --             --              --
Purchase of treasury                 --              --              --             --              --
  stock
Deferred compensation
  arrangement                        --              --              --             --              --
                               --------      ----------      ----------     ----------      ----------
Balance at June 30, 1999             --      $       --      $       --     $   (1,560)     $   81,121
                               ========      ==========      ==========     ==========      ==========
Balances at December
  31, 1999                      (92,528)     $   (1,169)     $      322     $   (3,198)     $   72,912

Comprehensive income
    (loss):
  Net loss                           --              --              --             --          (7,537)
  Change in unrealized
    loss on
    available-for-sale
    securities                       --              --              --           (979)           (979)
                                                                                            ----------
Total comprehensive
  income (loss)                                                                                 (8,516)
Stock issued                         --              --              --             --          26,817
Transfers                            --              --              --             --              --
Purchase of treasury            (11,556)           (144)             --             --            (144)
  stock
Sale of treasury stock           11,000             137              --             --             137
Deferred compensation
  arrangement                    (8,830)           (123)            123             --              --
                               --------      ----------      ----------     ----------      ----------
Balance at June 30, 2000       (101,914)     $   (1,299)     $      445     $   (4,177)     $   91,206
                               ========      ==========      ==========     ==========      ==========

See accompanying notes to consolidated financial statements.

================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

                                                                     SIX MONTHS ENDED JUNE 30
                                                                       2000           1999
                                                                    ----------     ----------
OPERATING ACTIVITIES
Net loss                                                            $  (7,537)     $  (3,250)
Adjustments to reconcile net loss to net cash used in operating activities:
   Provision for loan losses                                            1,999            907
   Depreciation and amortization                                          813            219
   Gain on sale of securities                                              (1)            --
   Amortization and accretion on securities                              (203)            16
   Changes in operating assets and liabilities:
     Accrued interest receivable and other assets                      (2,735)        (2,034)
     Accrued interest payable and other liabilities                     1,028            569
                                                                    ---------      ---------
Net cash used in operating activities                                  (6,636)        (3,573)
                                                                    ---------      ---------
INVESTING ACTIVITIES
Purchases of available-for-sale securities                            (45,313)       (75,279)
Proceeds from sale of available-for-sale securities                     9,997             --
Purchases of held-to-maturity securities                              (28,226)            --
Principal payments received on securities                               6,596            852
Net increase in loans                                                (214,164)       (89,451)
Purchase of premises and equipment, net                                (3,027)        (1,630)
                                                                    ---------      ---------
Net cash used in investing activities                                (274,137)      (165,508)
                                                                    ---------      ---------
FINANCING ACTIVITIES
Net increase in checking, money market and savings accounts           162,655         52,157
Net increase in certificates of deposit                               130,831         51,850
Sale of common stock                                                   26,817         12,741
Net borrowings from FHLB                                              (21,818)         5,000
Sale of treasury stock                                                    138             --
Purchase of treasury stock                                               (144)            --
                                                                    ---------      ---------
Net cash provided by financing activities                             298,479        121,748
                                                                    ---------      ---------
Net increase (decrease) in cash and cash equivalents                   17,706        (47,333)
Cash and cash equivalents at beginning of period                        8,548         72,521
                                                                    ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  26,254      $  25,188
                                                                    =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   CASH PAID DURING THE PERIOD FOR INTEREST                         $  11,656      $     770
                                                                    =========      =========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1) ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of Texas Capital Bancshares, Inc. conform to generally accepted accounting principles in the United States and to generally accepted practices within the banking industry. The Consolidated Financial Statements of the Company include the accounts of the Company and its subsidiary, Texas Capital Bank, National Association. Certain prior period balances have been reclassified to conform with the current period presentation.

The consolidated interim financial statements have been prepared without audit. Certain information and footnote disclosures presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make interim financial information not misleading.

(2) EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share data):

                                           THREE MONTHS ENDED JUNE 30            SIX MONTHS ENDED JUNE 30
                                             2000              1999               2000              1999
                                        --------------    --------------     --------------    --------------

Numerator for basic and diluted per
   share--loss allocated common
   shareholders                         $      (4,567)    $      (2,233)     $      (7,537)    $      (3,250)
Denominator for basic and diluted
   earnings per share--weighted
   average shares                           8,391,062         7,661,247          7,991,404         7,487,679
Basic and diluted earnings per share             (.54)             (.29)              (.94)             (.43)

(3)  REPORTABLE SEGMENTS

The Company operates two principal lines of business under Texas Capital Bank (the "Bank"): the traditional bank and BankDirect, an internet only bank.

BankDirect has been a net provider of funds and the traditional bank has been a net user of funds. In order to present the operating results separately for BankDirect and the traditional bank, it was necessary to allocate earning assets held by the traditional bank to BankDirect. Currently, earning assets are allocated to BankDirect on a monthly basis in amounts equal to total BankDirect liabilities, less any non-earning assets of BankDirect.

TRADITIONAL BANKING

Traditional banking contributed $1.0 million of consolidated net loss for the second quarter of 2000.

================================================================================
TRADITIONAL BANKING
(In thousands)

                                             THREE MONTHS ENDED JUNE 30          SIX MONTHS ENDED JUNE 30
                                               2000             1999              2000             1999
                                          --------------   ---------------   ---------------  ---------------

Net interest income                       $       4,632    $       1,690     $       8,226    $       2,947
Provision for loan losses                           999              701             1,699              907
Non-interest income                                 559               46               888               62
Non-interest expense                              5,222            2,672             9,942            4,621
                                          -------------    -------------     -------------    -------------
Net loss                                         (1,030)          (1,637)           (2,527)          (2,519)

Average assets                                  405,271          146,791           388,894          122,893
Total assets                                    403,007          205,206           403,007          205,206

Return on average assets                          (1.02)%          (4.54)%           (1.30)%          (4.11)%


BANKDIRECT

BankDirect contributed $2.6 million of consolidated net loss for the second quarter of 2000.

================================================================================
BANKDIRECT
(In thousands)

                              THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                 2000            1999            2000            1999
                              ----------      ----------      ----------      ----------
Net interest income           $     555       $       2       $     640       $       2
Provision for loan losses           300              --             300              --
Non-interest income                   4              --              12              --
Non-interest expense              2,886             371           4,027             371
                              ---------       ---------       ---------       ---------
Net loss                         (2,627)           (369)         (3,675)           (369)

Average assets                  206,591             253         144,425             127
Total assets                    296,545           1,596         296,545           1,596

Return on average assets          (5.10)%       (585.00)%         (5.10)%       (585.92)%

Reportable segments reconciliations to the Consolidated Financial Statements for the three month and six month periods ended June 30, 2000 are as follows (in thousands):

                                                          THREE MONTHS ENDED JUNE 30, 2000
                                          ---------------------------------------------------------------
                                          NET INTEREST     PROVISION FOR     NON-INTEREST    NON-INTEREST
                                             INCOME         LOAN LOSSES         INCOME          EXPENSE
                                          ------------     -------------     ------------    ------------

Total reportable lines of business        $      5,187     $       1,299     $        563    $      8,108
Unallocated items:
   Holding company                                  69                --               --             979
                                          ------------     -------------     ------------    ------------

The Company consolidated                  $     5,256      $      1,299      $        563    $      9,087
                                          ============     =============     ============    ============

                                                           SIX MONTHS ENDED JUNE 30, 2000
                                          ---------------------------------------------------------------
                                          NET INTEREST     PROVISION FOR     NON-INTEREST    NON-INTEREST
                                             INCOME         LOAN LOSSES         INCOME          EXPENSE
                                          ------------     -------------     ------------    ------------

Total reportable lines of business        $     8,866      $      1,999      $        900    $     13,969
Unallocated items:
   Holding company                                 69                --                --           1,404
                                          ------------     -------------     ------------    ------------

The Company consolidated                  $     8,935      $      1,999      $        900    $     15,373
                                          ============     =============     ============    ============

Reportable segments reconciliations to the Consolidated Financial Statements for the three month and six month periods ended June 30, 1999 are as follows (in thousands):

                                                            THREE MONTHS ENDED JUNE 30, 1999
                                          ---------------------------------------------------------------
                                          NET INTEREST     PROVISION FOR     NON-INTEREST    NON-INTEREST
                                             INCOME         LOAN LOSSES         INCOME          EXPENSE
                                          ------------     -------------     ------------    ------------

Total reportable lines of business        $      1,692     $         701     $         46    $      3,043
Unallocated items:
   Holding company                                   6                --               --              233
                                          ------------     -------------     ------------    ------------

The Company consolidated                  $      1,698     $         701     $         46    $      3,276
                                          ============     =============     ============    ============

                                                             SIX MONTHS ENDED JUNE 30, 1999
                                          ---------------------------------------------------------------
                                          NET INTEREST     PROVISION FOR     NON-INTEREST    NON-INTEREST
                                             INCOME         LOAN LOSSES         INCOME          EXPENSE
                                          ------------     -------------     ------------    ------------

Total reportable lines of business        $      2,949     $         907     $         62    $      4,992
Unallocated items:
   Holding company                                  15                --               --             377
                                          ------------     -------------     ------------    ------------

The Company consolidated                  $      2,964     $         907     $         62    $      5,369
                                          ============     =============     ============    ============

================================================================================
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share)

                                       FOR THE THREE MONTHS ENDED          FOR THE THREE MONTHS ENDED
                                              JUNE 30, 2000                       JUNE 30, 1999
                                    ----------------------------------  --------------------------------
                                    AVERAGE      REVENUE/       YIELD/  AVERAGE      REVENUE/     YIELD/
                                    BALANCE   EXPENSE (1)(2)     RATE   BALANCE   EXPENSE (1)(2)   RATE
                                    --------  --------------   -------  --------  -------------- -------
ASSETS
Taxable securities                  $209,019     $  3,563        6.84%  $ 77,182     $  1,109      5.76%
Federal funds sold                    20,401          313        6.15%     2,328           28      4.82%
Deposits in other banks                  254           73      115.28%        45            8     71.31%
Loans (1)                            360,323        8,501        9.46%    62,414        1,290      8.29%
   Less reserve for loan losses        3,988           --          --        325           --        --
                                    --------     --------      ------   --------     --------     -----
Loans, net of reserve                356,335        8,501        9.57%    62,089        1,290      8.33%
                                    --------     --------      ------   --------     --------     -----
Total earning assets                 586,009       12,450        8.52%   141,644        2,435      6.90%
                                    --------     --------      ------   --------     --------     -----
Cash and other assets                 25,853                               5,400
                                    --------                            --------
Total assets                        $611,862                            $147,044
                                    ========                            ========

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Transaction deposits                $ 15,357     $    109        2.85%  $  1,788     $      7      1.57%
Savings deposits                     260,875        3,718        5.72%    19,718          217      4.41%
Time deposits                        193,610        3,072        6.36%    26,195          356      5.45%
                                    --------     --------      ------   --------     --------     -----
Total interest-bearing deposits      469,842        6,899        5.89%    47,701          580      4.88%
                                    --------     --------      ------   --------     --------     -----
Other borrowings                      18,454          295        6.41%    11,325          157      5.56%
                                    --------     --------      ------   --------     --------     -----
Total interest-bearing liabilities   488,296        7,194        5.91%    59,026          737      5.01%
                                    --------     --------      ------   --------     --------     -----
Demand deposits                       42,506                               8,497
Other liabilities                      3,545                                 243
Shareholders' equity                  77,515                              79,278
                                    --------                            --------
Total liabilities and shareholders'
   equity                           $611,862                            $147,044
                                    ========                            ========

Net interest income                              $  5,256                            $  1,698
Net interest income to earning
assets                                                           3.60%                             4.81%
                                                               ------                             -----
Provision for loan losses                           1,299                                 701
Non-interest income                                   563                                  46
Non-interest expense                                9,087                               3,276
                                                 --------                            --------
LOSS BEFORE TAXES                                  (4,567)                             (2,233)
Federal and state income tax                           --                                  --
                                                 --------                            --------
NET LOSS                                         $ (4,567)                           $ (2,233)
                                                 ========                            ========
EARNINGS PER SHARE:
   NET INCOME
   Basic and diluted                             $   (.54)                           $   (.29)
                                                 --------                            --------
Return on average equity                           (23.64)%                            (11.30)%
                                                 --------                            --------
Return on average assets                            (2.99)%                             (6.09)%
                                                 --------                            --------
Equity to assets                                    12.67%                              53.91%
                                                 ========                            ========

(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2) Revenue from deposits in other banks includes interest earned on capital while held in an escrow account.

================================================================================
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share)

                                                  FOR THE SIX MONTHS ENDED                   FOR THE SIX MONTHS ENDED
                                                        JUNE 30, 2000                              JUNE 30, 1999
                                           ---------------------------------------   -----------------------------------------
                                           AVERAGE       REVENUE/          YIELD/    AVERAGE        REVENUE/           YIELD/
                                           BALANCE     EXPENSE (1)(2)       RATE     BALANCE      EXPENSE (1)(2)        RATE
                                           --------    --------------     --------   --------     --------------     ---------
ASSETS
Taxable securities                         $189,046       $  6,376          6.76%    $ 66,582        $  1,897          5.75%
Federal funds sold                           20,831            619          5.96%      12,973             303          4.71%
Deposits in other banks                         268             77         57.62%          23              18        157.82%
Loans (1)                                   305,014         13,964          9.18%      39,306           1,689          8.67%
   Less reserve for loan losses               3,532             --            --          217              --            --
                                           --------       --------          ----     --------        --------        ------
Loans, net of reserve                       301,482         13,964          9.29%      39,089           1,689          8.71%
                                           --------       --------          ----     --------        --------        ------
Total earning assets                        511,627         21,036          8.25%     118,667           3,907          6.64%
                                           --------       --------          ----     --------        --------        ------
Cash and other assets                        23,268                                     4,353
                                           --------                                  --------
Total assets                               $534,895                                  $123,020
                                           ========                                  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Transaction deposits                       $ 12,727       $    174          2.74%    $  1,387        $     11          1.60%
Savings deposits                            223,621          6,260          5.61%      12,682             276          4.39%
Time deposits                               160,143          4,949          6.20%      18,420             499          5.46%
                                           --------       --------          ----     --------        --------        ------
Total interest-bearing deposits             396,491         11,383          5.76%      32,489             786          4.88%
                                           --------       --------          ----     --------        --------        ------
Other borrowings                             24,009            718          6.00%       5,715             157          5.54%
                                           --------       --------          ----     --------        --------        ------
Total interest-bearing liabilities          420,500         12,101          5.77%      38,204             943          4.98%
                                           --------       --------
Demand deposits                              37,637                                     7,399
Other liabilities                             3,155                                       182
Shareholders' equity                         73,603                                    77,235
                                           --------                                  --------
Total liabilities and shareholders'
   equity                                  $534,895                                  $123,020
                                           ========                                  ========

Net interest income                                       $  8,935                                   $  2,964
Net interest income to earning
assets                                                                      3.50%                                      5.04%
                                                                            ----                                     ------
Provision for loan losses                                    1,999                                        907
Non-interest income                                            900                                         62
Non-interest expense                                        15,373                                      5,369
                                                          --------                                   --------
LOSS BEFORE TAXES                                           (7,537)                                    (3,250)
Federal and state income tax                                    --                                          -
                                                          --------                                   --------
NET LOSS                                                  $ (7,537)                                  $ (3,250)
                                                          ========                                   ========

EARNINGS PER SHARE:
   NET INCOME
   Basic and diluted                                      $   (.94)                                      (.43)
                                                          --------                                   --------
Return on average equity                                    (20.54)%                                    (8.49)%
                                                          --------                                   --------
Return on average assets                                     (2.83)%                                    (5.33)%
                                                          --------                                   --------
Equity to assets                                             13.76%                                     62.78%
                                                          ========                                   ========

(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2) Revenue from deposits in other banks includes interest earned on capital while held in an escrow account.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TEXAS CAPITAL BANCSHARES, INC.
                                              ------------------------------
                                              (Registrant)


Date:    August 11, 2000                      /s/ Gregory B. Hultgren
        -----------------                     ------------------------------
                                              Gregory B. Hultgren
                                              Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 27.1               Financial Data Schedule