Form 10-Q
period 2000-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2000-11-13
CIK 1077428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2000

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________________ to ________________


                         Commission file number 0-30533

                         TEXAS CAPITAL BANCSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                           75-2671109
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification Number)


2100 MCKINNEY AVENUE, SUITE 900, DALLAS, TEXAS, U.S.A.                 75201
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


         Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check whether the issuer has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock:
           Voting                                                    9,009,022
           Nonvoting                                                   466,069

                         Texas Capital Bancshares, Inc.
                                    Form 10-Q
                        Quarter Ended September 30, 2000

                                      Index


Part I Financial Information
     Management's Discussion and Analysis                                                                   2
     Consolidated Statements of Operations - Unaudited                                                      9
     Consolidated Balance Sheets - Unaudited                                                               10
     Consolidated Statements of Changes in Shareholders' Equity - Unaudited                                11
     Consolidated Statements of Cash Flows - Unaudited                                                     12
     Notes to Consolidated Financial Statements - Unaudited                                                13
     Financial Summaries - Unaudited                                                                       16

Part II Other Information
     Item 4. Submission of Matters to a Vote of Security Holders                                           18

Signature                                                                                                  19



MANAGEMENT'S ASSESSMENT OF OPERATIONS AND FINANCIAL CONDITION

ASSESSMENT OF OPERATIONS

SUMMARY OF PERFORMANCE

Texas Capital Bancshares, Inc. (the "Company") recorded a net loss of $3.0 million or $(.32) per diluted common share for the third quarter of 2000 compared to $2.4 million or $(.31) per diluted common share for the third quarter of 1999. Return on average assets was (1.54)% for the third quarter of 2000 compared to (4.00)% for the third quarter of 1999. Returns on average equity were (13.15)% and (12.28)%, for the third quarter of 2000 and 1999, respectively.

Net interest income for the third quarter of 2000 increased by $4.1 million or 184% from the third quarter of 1999. Non-interest income increased by $601,000 and non-interest expense increased $4.9 million or 116% compared to the third quarter of 1999.

The Company operates two principal lines of business under Texas Capital Bank (the "Bank"): the traditional bank and BankDirect, an internet only bank.

NET INTEREST INCOME

Net interest income was $6.4 million for the third quarter of 2000 compared to $2.2 million for the third quarter of 1999. Average earning assets increased by $508 million from the third quarter of 1999. The increase in average earning assets from the third quarter of 1999 included a $367 million increase in average net loans. Average interest bearing liabilities increased $476 million from the third quarter of 1999 which included a $464 million increase in interest bearing deposits and a $12 million increase in borrowings.


------------------------------------------------------------------------------------------------------------------------
TABLE 1 - VOLUME/RATE ANALYSIS
(In thousands)
                                             THREE MONTHS ENDED                          NINE MONTHS ENDED
                                           SEPTEMBER 30, 2000/1999                    SEPTEMBER 30, 2000/1999
                                   ----------------------------------------     ----------------------------------------
                                                       Change Due To                                 Change Due To
                                                 --------------------------                      -----------------------
                                   Change         Volume         Yield/Rate       Change         Volume       Yield/Rate
                                   ----------------------------------------     ----------------------------------------
Interest income:
   Securities                     $ 2,393        $ 1,952         $   441         $ 6,872        $ 5,515        $ 1,357
   Loans                            9,296          7,727           1,569          21,571         19,027          2,544
   Federal funds sold                 203            105              98             519            296            223
   Deposits in other banks             13              9               4              72            102            (30)
------------------------------------------------------------------------------------------------------------------------
Total                              11,905          9,793           2,112          29,034         24,940          4,094
------------------------------------------------------------------------------------------------------------------------
Interest expense:
   Transaction deposits               140             88              52             303            187            116
   Savings deposits                 3,805          3,027             778           9,789          8,055          1,734
   Time deposits                    3,603          2,770             833           8,053          6,694          1,359
   Borrowed funds                     212         (1,136)          1,348             773            593            180
------------------------------------------------------------------------------------------------------------------------
Total                               7,760          4,749           3,011          18,918         15,529          3,389
------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME               $ 4,145        $ 5,044         $  (899)        $10,116        $ 9,411        $   705
========================================================================================================================

Net interest margin, the ratio of net interest income to average earning assets, was 3.44% for the third quarter of 2000 compared to 3.90% for the third quarter of 1999. The decrease in the net interest margin during the third quarter of 2000 was due to the continued higher cost of funds mainly due to interest rates offered by BankDirect.


NON-INTEREST INCOME

Non-interest income increased $601,000 compared to the same quarter of 1999. Service charges on deposit accounts increased $94,000. This increase was due to the large increase in deposits, which resulted in a higher volume of transactions. Trust fee income increased $92,000, due to the formation of the trust department during 1999. Other non-interest income increased by $415,000 due to increases in investment fees, letter of credit fees and merchant fee income, which are primarily related to the significant increase in deposits. Also, rental income related to leased equipment contributed to the increase as a leasing division was formed during 1999.

-------------------------------------------------------------------------------------------------------------------------
TABLE 2 - NON-INTEREST INCOME
(In thousands)
                                                       THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                           SEPTEMBER 30                             SEPTEMBER 30
                                                     2000                1999                 2000                 1999
                                                 -------------------------------          -------------------------------
Service charges on deposit accounts               $  126               $   32               $  300               $   68
Trust fee income                                     165                   73                  406                   85
Gain on sale of securities                            --                   --                    1                   --
Other                                                440                   25                  924                   39
-------------------------------------------------------------------------------------------------------------------------
Total non-interest income                         $  731               $  130               $1,631               $  192
=========================================================================================================================


NON-INTEREST EXPENSE

Non-interest expense for the third quarter of 2000 increased $4.9 million or 116% compared to the third quarter of 1999. Salaries and employee benefits increased by $2.0 million or 104%. The increase in salaries and employee benefits was due to an increase in full time employees from 125 at September 30, 1999 to 233 at September 30, 2000. This increase was due to the continued development of infrastructure for the traditional bank and BankDirect.

Net occupancy expense increased by $684,000 or 153% due to three additional full service branch locations in the Dallas/Fort Worth area. These included an additional location in Dallas which serves as the Company's corporate headquarters, one in Plano, which is a suburban area of Dallas, and one in Fort Worth, all of which were opened in the last nine months of 1999. Also, during 1999, loan production offices in Santa Fe, New Mexico and Tulsa, Oklahoma were opened. In addition, two full service branch locations were opened outside of the DFW area during the first quarter of 2000, one in Austin and one in San Antonio.

Advertising expense increased $606,000 or 75%. Advertising included direct marketing with print and on-line ads, and branding for the traditional bank and BankDirect. In addition, the September 2000 quarter included approximately $692,000 of expenses related to the American Advantage program. The amount included mileage payments, as well as some co-marketing with American which promoted the new program. Legal and professional increased $293,000, or 83%, due to audit and accounting fees, operations and system consulting and general legal fees. Communications and data processing increased $387,000 or 235% due to the strong growth in loans and deposits, which has created a significantly larger volume of transactions.


---------------------------------------------------------------------------------------------------------------------------
TABLE 3  - NON-INTEREST EXPENSE
(In thousands)
                                                       THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                           SEPTEMBER 30                              SEPTEMBER 30
                                                    2000                 1999                  2000                 1999
                                                 -------------------------------            -------------------------------
Salaries and employee benefits                   $ 3,847               $ 1,886               $10,688               $ 4,872
Net occupancy expense                              1,131                   447                 3,064                 1,040
Advertising and affinity payments                  1,417                   811                 3,707                 1,538
Legal and professional                               645                   352                 2,110                   595
Communications and data processing                   552                   165                 1,250                   295
Franchise taxes                                       38                    62                   165                   120
Other expense                                      1,445                   474                 3,464                 1,106
---------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                       $ 9,075               $ 4,197               $24,448               $ 9,566
===========================================================================================================================

INCOME TAXES

As the Company incurred net operating losses for each period presented, there were no current or deferred provisions for income taxes.


ASSESSMENT OF FINANCIAL CONDITION

The aggregate loan portfolio at September 30, 2000 increased $310.4 million from December 31, 1999 to $538.0 million. Commercial loans increased $165.1 million and real estate loans increased $114.6 million.

------------------------------------------------------------------
TABLE 4 - LOANS
(In thousands)
                               SEPTEMBER 30,          DECEMBER 31,
                                   2000                  1999
                               -----------------------------------
Commercial                      $317,855               $152,749
Construction                      46,930                 11,565
Real estate                      131,001                 51,779
Consumer                          31,257                 10,865
Leases receivable                 10,979                    642
------------------------------------------------------------------
Total                           $538,022               $227,600
==================================================================


SUMMARY OF LOAN LOSS EXPERIENCE

The reserve for loans losses, which is available to absorb losses inherent in the loan portfolio, totaled $5.8 million at September 30, 2000, $2.8 million at December 31, 1999 and $1.6 million at September 30, 1999. This represents 1.08%, 1.22% and 1.00% of total loans at September 30, 2000, December 31, 1999 and September 30, 1999, respectively.

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management's assessment of the loan portfolio in light of current economic conditions and market trends. The Company recorded a provision of $1,050 million for the quarter ended September 2000 and $588,000 for the same quarter in 1999. These provisions were made to reflect management's assessment of the risk of loan losses due to the continued growth in the loan portfolio and the unseasoned nature of the current portfolio.

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

------------------------------------------------------------------------------------------------------------------------------
TABLE 5 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)
                                                                  NINE MONTHS           NINE MONTHS
                                                                     ENDED                ENDED                 YEAR ENDED
                                                                  SEPTEMBER 30,         SEPTEMBER 30,          DECEMBER 31,
                                                                      2000                  1999                  1999
                                                                  ------------------------------------------------------------
Beginning balance                                                    $2,775                $  100                $1,595
   Loans charged-off:
     Consumer                                                            --                    --                    12
------------------------------------------------------------------------------------------------------------------------------
     Total                                                               --                    --                    12
------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                             3,049                 1,495                 1,192
------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                       $5,824                $1,595                $2,775
==============================================================================================================================

Reserve for loan losses to loans outstanding at end of
   period                                                              1.08%                 1.00%                 1.22%
Net charge-offs to average loans                                         --                    --                    --
Provision for loan losses to average loans                              .83%                 2.18%                  .64%
Recoveries to gross charge-offs                                          --                    --                    --
Loans past due (90 days)                                                 --                    --                    15
Nonaccrual                                                               --                    --                    --
Renegotiated                                                             --                    --                    --


NON-PERFORMING ASSETS

The Company has no non-performing loans at September 30, 2000, December 31, 1999, and September 30, 1999.

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

---------------------------------------------------------------------------------------
TABLE 6 - INTEREST RATE SENSITIVITY
(In thousands)
                                         Anticipated Impact Over the Next Twelve Months
                                              as Compared to Most Likely Scenario
                                         ----------------------------------------------
                                            200 bp Increase            200 bp Decrease
                                            September 2000             September 2000
                                         ------------------            ----------------
Change in net interest income                 $ 1,888                     $(2,406)

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

--------------------------------------------------------------------
TABLE 7 - CAPITAL RATIOS
                                    SEPTEMBER 30,    DECEMBER 31,
                                       2000             1999
                                    --------------------------------
Risk-based capital:
   Tier 1 capital                     11.9%            23.0%
   Total capital                      12.7%            23.8%
Leverage                              11.4%            21.5%

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

------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands except share data)
                                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30                        SEPTEMBER 30
                                                          2000               1999               2000               1999
                                                     ----------------------------           ----------------------------
INTEREST INCOME
Interest and fees on loans                            $ 11,930           $  2,634           $ 25,894           $  4,323
Securities                                               3,675              1,282             10,051              3,179
Federal funds sold                                         428                225              1,047                528
Deposits in other banks                                     17                  4                 94                 22
------------------------------------------------------------------------------------------------------------------------
Total interest income                                   16,050              4,145             37,086              8,052
------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                                 9,460              1,912             20,843              2,698
Other borrowings                                           196                (16)               914                141
------------------------------------------------------------------------------------------------------------------------
Total interest expense                                   9,656              1,896             21,757              2,839
------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                      6,394              2,249             15,329              5,213
PROVISION FOR LOAN LOSSES                                1,050                588              3,049              1,495
------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
   LOSSES                                                5,344              1,661             12,280              3,718
------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service charges on deposit accounts                        126                 32                300                 68
Trust fee income                                           165                 73                406                 85
Gain (loss) on sale of securities                           --                 --                  1                 --
Other                                                      440                 25                924                 39
------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                  731                130              1,631                192
------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and employee benefits                           3,847              1,886             10,688              4,872
Net occupancy expense                                    1,131                447              3,064              1,040
Advertising and affinity payments                        1,417                811              3,707              1,538
Legal and professional                                     645                352              2,110                595
Communications and data processing                         552                165              1,250                295
Franchise taxes                                             38                 62                165                120
Other                                                    1,445                474              3,464              1,106
------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                               9,075              4,197             24,448              9,566
------------------------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                                (3,000)            (2,406)           (10,537)            (5,656)
Income tax expense (benefit)                                --                 --                 --                 --
------------------------------------------------------------------------------------------------------------------------
NET LOSS                                              $ (3,000)          $ (2,406)          $(10,537)          $ (5,656)
========================================================================================================================
EARNINGS PER SHARE:
------------------------------------------------------------------------------------------------------------------------
Basic and diluted                                     $   (.32)          $   (.31)          $  (1.24)          $   (.75)
========================================================================================================================


See accompanying notes to consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands except share data)
                                                                                          SEPTEMBER 30,                DECEMBER 31,
                                                                                              2000                          1999
                                                                                         ------------------------------------------
ASSETS
Cash and due from banks                                                                   $  18,141                     $   8,428
Federal funds sold                                                                           54,630                           120
Securities available for sale                                                               187,908                       164,409
Securities held to maturity                                                                  28,315                            --
Loans, net                                                                                  530,093                       224,795
Premises and equipment, net                                                                   7,106                         4,411
Accrued interest receivable and other assets                                                  8,120                         4,671
Goodwill, net                                                                                 1,652                         1,745
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                              $ 835,965                     $ 408,579
===================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits:
     Non-interest bearing                                                                 $  52,701                     $  25,666
     Interest bearing                                                                       668,635                       261,402
-----------------------------------------------------------------------------------------------------------------------------------
   Total deposits                                                                           721,336                       287,068
-----------------------------------------------------------------------------------------------------------------------------------
Accrued interest payable and other liabilities                                                5,504                         2,332
Federal funds purchased                                                                      17,450                            --
Short-term borrowings                                                                            --                        46,267
Other borrowings                                                                              1,707                            --
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                           745,997                       335,667
===================================================================================================================================
Shareholders' equity:
   Common stock, $.01 par value:
     Authorized shares - 20,000,000
     Issued shares - 9,077,299 and 7,259,520 at September 30, 2000 and
       December 31, 1999, respectively                                                           91                            73
   Series A-1 Nonvoting common stock, $.01 par value:
     Issued shares - 466,069 and 426,694 at September 30, 2000 and
       December 31, 1999, respectively                                                            4                             4
   Additional paid-in capital                                                               113,780                        86,917
   Accumulated deficit                                                                      (20,574)                      (10,037)
   Treasury stock (shares at cost: 106,214 and 92,528 at September 30,
     2000 and December 31, 1999, respectively)                                               (1,363)                       (1,169)
   Deferred compensation                                                                        509                           322
   Accumulated other comprehensive loss                                                      (2,479)                       (3,198)
-----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                   89,968                        72,912
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                $ 835,965                     $ 408,579
===================================================================================================================================


See accompanying notes to consolidated financial statements.

----------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED
(In thousands, except share data)
                                                 SERIES A-1
                                                  NONVOTING
                             COMMON STOCK       COMMON STOCK
                          ------------------------------------  ADDITIONAL  ACCUMU-
                                                                 PAID-IN     LATED
                            SHARES    AMOUNT   SHARES   AMOUNT   CAPITAL    DEFICIT
----------------------------------------------------------------------------------------
Balances at December
  31, 1998                6,160,441     $61    474,870    $5     $73,863   $   (739)
Comprehensive income
    (loss)
  Net loss                        -       -          -     -           -     (5,656)
  Change in unrealized
    loss on
    available-for-sale
    securities                    -       -          -     -           -          -

Total comprehensive
  income (loss)
Stock issued              1,026,016      11          -     -      12,731          -
Transfers                         -       -          -     -           -          -
Purchase of treasury              -       -          -     -           -          -
  stock
Deferred compensation
  arrangement                     -       -          -     -           -          -
                          --------------------------------------------------------------
Balance at September
  30, 1999                7,186,457     $72    474,870    $5     $86,594   $ (6,395)
========================================================================================

Balances at December
  31, 1999                7,259,520     $73    426,694    $4     $86,917   $(10,037)
Comprehensive income
    (loss):
  Net loss                        -       -          -     -           -    (10,537)
  Change in unrealized
    loss on
    available-for-sale
    securities                    -       -          -     -           -          -

Total comprehensive
  income (loss)
Stock issued              1,857,154      18          -     -      26,863          -
Transfers                   (39,375)      -     39,375     -           -          -
Purchase of treasury              -       -          -     -           -          -
  stock
Sale of treasury stock            -       -          -     -           -          -
Deferred compensation
  arrangement                     -       -          -     -           -          -
                          --------------------------------------------------------------
Balance at September
  30, 2000                9,077,299     $91    466,069    $4    $113,780   $(20,574)
========================================================================================

-------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED
(In thousands, except share data)
                                                                ACCUMU-
                                                              LATED OTHER
                               TREASURY STOCK                   COMPRE-
                            ---------------------  DEFERRED     HENSIVE
                                                    COMPEN-     INCOME
                              SHARES     AMOUNT     SATION       (LOSS)       TOTAL
-------------------------------------------------------------------------------------
Balances at December
  31, 1998                         -    $     -     $  -        $    (4)     $73,186
Comprehensive income
    (loss)
  Net loss                         -          -        -              -       (5,656)
  Change in unrealized
    loss on
    available-for-sale
    securities                     -          -        -         (1,933)      (1,933)
                                                                             --------
Total comprehensive
  income (loss)                                                               (7,589)
Stock issued                       -          -        -              -       12,742
Transfers                          -          -        -              -            -
Purchase of treasury         (23,221)      (290)       -              -         (290)
  stock
Deferred compensation
  arrangement                      -          -        -              -            -
                         ------------------------------------------------------------
Balance at September
  30, 1999                   (23,221)   $  (290)    $  -        $(1,937)     $78,049
=====================================================================================

Balances at December
  31, 1999                   (92,528)   $(1,169)    $322        $(3,198)     $72,912
Comprehensive income
    (loss):
  Net loss                         -          -        -              -      (10,537)
  Change in unrealized
    loss on
    available-for-sale
    securities                     -          -        -            719          719
                                                                             --------
Total comprehensive
  income (loss)                                                               (9,818)
Stock issued                       -          -        -              -       26,881
Transfers                          -          -        -              -            -
Purchase of treasury         (11,556)      (144)       -              -         (144)
  stock
Sale of treasury stock        11,000        137        -              -          137
Deferred compensation
  arrangement                (13,130)      (187)     187              -            -
                         ------------------------------------------------------------
Balance at September
  30, 2000                  (106,214)   $(1,363)    $509        $(2,479)     $89,968
=====================================================================================

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)
                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                                     2000             1999
                                                                               -------------------------------
OPERATING ACTIVITIES
Net loss                                                                        $  (10,537)       $  (5,656)
Adjustments to reconcile net loss to net cash used in operating activities:
   Provision for loan losses                                                         3,049            1,495
   Depreciation and amortization                                                     1,328              420
   Gain (loss) on sale of securities                                                    (1)               -
   Amortization and accretion on securities                                           (327)               2
   Changes in operating assets and liabilities:
     Accrued interest receivable and other assets                                   (3,449)          (3,057)
     Accrued interest payable and other liabilities                                  3,172            1,185
--------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                               (6,765)          (5,611)
--------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchases of available-for-sale securities                                         (45,359)        (126,424)
Proceeds from sale of available-for-sale securities                                 10,078                -
Purchases of held-to-maturity securities                                           (28,226)               -
Principal payments received on securities                                           12,740            1,547
Net increase in loans                                                             (308,347)        (148,878)
Purchase of premises and equipment, net                                             (3,930)          (2,330)
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (363,044)        (276,085)
--------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase in checking, money market and savings accounts                        244,526          125,965
Net increase in certificates of deposit                                            189,742           70,658
Sale of common stock                                                                26,881           12,741
Net borrowings from FHLB                                                           (44,560)           5,000
Increase in federal funds purchased                                                 17,450                -
Sale of treasury stock                                                                 137                -
Purchase of treasury stock                                                            (144)            (290)
--------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          434,032          214,074
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                64,223          (67,622)
Cash and cash equivalents at beginning of period                                     8,548           72,521
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   72,771        $   4,899
==============================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   CASH PAID DURING THE PERIOD FOR INTEREST                                     $   20,091        $   2,142
==============================================================================================================


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


(2)  EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share data):

                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                     SEPTEMBER 30                         SEPTEMBER 30
                                                 2000             1999               2000              1999
                                           -----------------------------         -----------------------------
Numerator for basic and diluted per
   share -- net loss                          $(3,000)          $(2,406)          $(10,537)          $(5,656)
Denominator for basic and diluted
   earnings per share -- weighted
   average shares                           9,437,154         7,651,663          8,476,838         7,542,941
Basic and diluted earnings per share             (.32)             (.31)             (1.24)             (.75)


(3)  REPORTABLE SEGMENTS

The Company operates two principal lines of business under Texas Capital Bank (the "Bank"): the traditional bank and BankDirect, an internet only bank.

BankDirect has been a net provider of funds and the traditional bank has been a net user of funds. The Company has changed its method of reporting operating results for BankDirect and the traditional bank from prior quarters. Previously, the Company allocated earning assets held by the traditional bank to BankDirect in amounts equal to BankDirect liabilities, less any non-earning assets. The change in reporting involves using a multiple pool funds transfer pricing rate. In order to provide a consistent measure of the net interest margin for BankDirect, a multiple pool funds transfer pricing method was used to calculate credit for funds provided. This method takes into consideration the current market conditions during the reporting period. This method has been retroactively applied to prior quarters and prior year results.

TRADITIONAL BANKING

-------------------------------------------------------------------------------------------------------------
TRADITIONAL BANKING
(In thousands)
                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                   SEPTEMBER 30                         SEPTEMBER 30
                                              2000             1999               2000                 1999
                                         --------------------------------------------------------------------
Net interest income                       $  5,628         $  2,145           $ 13,636             $  5,091
Provision for loan losses                    1,050              588              3,049                1,495
Non-interest income                            729              130              1,617                  192
Non-interest expense                         5,830            2,986             15,772                7,607
                                         --------------------------------------------------------------------
Net loss                                      (523)          (1,299)            (3,568)              (3,819)

Average assets                             772,287          238,434            614,885              161,914
Total assets                               835,947          296,963            835,947              296,963

BANKDIRECT

-------------------------------------------------------------------------------------------------------------
BANKDIRECT
(In thousands)
                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                SEPTEMBER 30                          SEPTEMBER 30
                                            2000           1999                 2000                   1999
                                        ---------------------------------------------------------------------
Net interest income                      $   757          $ 104              $ 1,615                $   107
Non-interest income                            2              -                   14                      -
Non-interest expense                       2,775            875                6,802                  1,246
                                        ---------------------------------------------------------------------
Net loss                                  (2,016)          (771)              (5,173)                (1,139)

Reportable segments reconciliations to the Consolidated Financial Statements for the three month and nine month periods ended September 30, 2000 are as follows (in thousands):

                                                         THREE MONTHS ENDED SEPTEMBER 30, 2000
                                         ---------------------------------------------------------------
                                         NET INTEREST     PROVISION FOR   NON-INTEREST     NON-INTEREST
                                            INCOME         LOAN LOSSES      INCOME           EXPENSE
                                         ---------------------------------------------------------------
Total reportable lines of business          $6,385          $1,050          $  731          $8,605
Unallocated items:
   Holding company                               9              --              --             470
                                         ---------------------------------------------------------------
The Company consolidated                    $6,394          $1,050          $  731          $9,075
                                         ===============================================================

                                                         NINE MONTHS ENDED SEPTEMBER 30, 2000
                                         ---------------------------------------------------------------
                                          NET INTEREST     PROVISION FOR   NON-INTEREST     NON-INTEREST
                                            INCOME         LOAN LOSSES       INCOME           EXPENSE
                                         ---------------------------------------------------------------
Total reportable lines of business          $15,251          $ 3,049         $ 1,631          $22,574
Unallocated items:
   Holding company                               78               --              --            1,874
                                         ---------------------------------------------------------------
The Company consolidated                    $15,329          $ 3,049         $ 1,631          $24,448
                                         ===============================================================

Reportable segments reconciliations to the Consolidated Financial Statements for the three month and nine month periods ended September 30, 1999 are as follows (in thousands):

                                                         THREE MONTHS ENDED SEPTEMBER 30, 1999
                                         ---------------------------------------------------------------
                                          NET INTEREST     PROVISION FOR   NON-INTEREST     NON-INTEREST
                                            INCOME         LOAN LOSSES       INCOME           EXPENSE
                                         ---------------------------------------------------------------
Total reportable lines of business          $2,249          $  588          $  130          $3,861
Unallocated items:
   Holding company                              --              --              --             336
                                         ---------------------------------------------------------------
The Company consolidated                    $2,249          $  588          $  130          $4,197
                                         ===============================================================

                                                         NINE MONTHS ENDED SEPTEMBER 30, 1999
                                         ---------------------------------------------------------------
                                          NET INTEREST     PROVISION FOR   NON-INTEREST     NON-INTEREST
                                            INCOME         LOAN LOSSES       INCOME           EXPENSE
                                         ---------------------------------------------------------------
Total reportable lines of business          $5,198          $1,495          $  192          $8,853
Unallocated items:
   Holding company                              15              --              --             713
                                         ---------------------------------------------------------------
The Company consolidated                    $5,213          $1,495          $  192          $9,566
                                         ===============================================================

----------------------------------------------------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share)

                                             FOR THE THREE MONTHS ENDED                 FOR THE THREE MONTHS ENDED
                                                    SEPTEMBER 30, 2000                       SEPTEMBER 30, 1999
                                          -----------------------------------      -----------------------------------------
                                          AVERAGE      REVENUE/       YIELD/         AVERAGE       REVENUE/          YIELD/
                                          BALANCE    EXPENSE (1)(2)    RATE          BALANCE      EXPENSE (1)(2)     RATE
                                          -----------------------------------      -----------------------------------------
ASSETS
Taxable securities                        $218,253        $3,675       6.68%          $85,566         $1,282         5.94%
Federal funds sold                          25,985           428       6.53%           17,547            225         5.09%
Deposits in other banks                        381            17      17.70%              117              4        13.56%
Loans (1)                                  497,566        11,930       9.51%          126,497          2,634         8.26%
   Less reserve for loan losses              5,152             -         -              1,164              -            -
-----------------------------------------------------------------------------      -----------------------------------------
Loans, net of reserve                      492,414        11,930       9.61%          125,333          2,634         8.34%
-----------------------------------------------------------------------------      -----------------------------------------
Total earning assets                       737,033        16,050       8.64%          228,563          4,145         7.20%
-----------------------------------------------------------------------------      -----------------------------------------
Cash and other assets                       35,139                                      9,871
---------------------------------------------------                                ------------
Total assets                              $772,172                                   $238,434
===================================================                                ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Transaction deposits                       $22,214          $162       2.89%           $4,386            $22         1.99%
Savings deposits                           314,107         4,683       5.92%           69,850            878         4.99%
Time deposits                              274,381         4,615       6.67%           72,630          1,012         5.53%
-----------------------------------------------------------------------------      -----------------------------------------
Total interest-bearing deposits            610,702         9,460       6.15%          146,866          1,912         5.17%
-----------------------------------------------------------------------------      -----------------------------------------
Other borrowings                            11,865           196       6.55%              163            (16)      (38.94)%
-----------------------------------------------------------------------------      -----------------------------------------
Total interest-bearing liabilities         622,567         9,656       6.15%          147,029          1,896         5.12%
-----------------------------------------------------------------------------      -----------------------------------------
Demand deposits                             54,551                                     12,710
Other liabilities                            4,569                                        983
Shareholders' equity                        90,485                                     77,712
---------------------------------------------------                                ------------
Total liabilities and shareholders'
   equity                                 $772,172                                   $238,434
===================================================                                ============

Net interest income                                       $6,394                                      $2,249
Net interest income to earning assets                                  3.44%                                         3.90%
-------------------------------------                                -------                                       --------
Provision for loan losses                                  1,050                                         588
Non-interest income                                          731                                         130
Non-interest expense                                       9,075                                       4,197
-------------------------------------                  ---------                                   ----------
LOSS BEFORE TAXES                                         (3,000)                                     (2,406)
Federal and state income tax                                   -                                           -
-------------------------------------                  ---------                                   ----------
NET LOSS                                                 $(3,000)                                    $(2,406)
=====================================                  =========                                   ==========
EARNINGS PER SHARE:
   NET INCOME
   Basic and diluted                                       $(.32)                                      $(.31)
-------------------------------------                  ---------                                   ----------
Return on average equity                                  (13.15)%                                    (12.28)%
-------------------------------------                  ---------                                   ----------
Return on average assets                                   (1.54)%                                     (4.00)%
-------------------------------------                  ---------                                   ----------
Equity to assets                                           11.72%                                      32.59%
=====================================                  =========                                   ==========

(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.
(2) Revenue from deposits in other banks includes interest earned on capital while held in an escrow account.

----------------------------------------------------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share)

                                                 FOR THE NINE MONTHS ENDED                  FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30, 2000                         SEPTEMBER 30, 1999
                                        ---------------------------------------      --------------------------------------
                                           AVERAGE      REVENUE/       YIELD/         AVERAGE        REVENUE/        YIELD/
                                           BALANCE    EXPENSE (1)(2)   RATE           BALANCE      EXPENSE (1)(2)    RATE
                                        ---------------------------------------      ---------------------------------------
ASSETS
Taxable securities                        $198,853        $10,051      6.73%          $72,979         $3,179         5.82%
Federal funds sold                          22,562          1,047      6.18%           14,515            528         4.86%
Deposits in other banks                        306             94     40.92%               54             22        54.04%
Loans (1)                                  369,666         25,894      9.33%           68,689          4,323         8.41%
   Less reserve for loan losses              4,076              -      -                  536              -            -
-------------------------------------------------------------------------------      ---------------------------------------
Loans, net of reserve                      365,590         25,894      9.44%           68,153          4,323         8.48%
-------------------------------------------------------------------------------      ---------------------------------------
Total earning assets                       587,311         37,086      8.41%          155,701          8,052         6.91%
-------------------------------------------------------------------------------      ---------------------------------------
Cash and other assets                       27,253                                      6,213
---------------------------------------------------                                  --------
Total assets                              $614,564                                   $161,914
===================================================                                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Transaction deposits                       $15,912           $336      2.81%           $2,398            $33         1.84%
Savings deposits                           254,003         10,943      5.74%           31,947          1,154         4.83%
Time deposits                              198,500          9,564      6.42%           36,688          1,511         5.51%
-------------------------------------------------------------------------------      ---------------------------------------
Total interest-bearing deposits            468,415         20,843      5.93%           71,033          2,698         5.08%
-------------------------------------------------------------------------------      ---------------------------------------
Other borrowings                            19,931            914      6.11%            3,844            141         4.90%
-------------------------------------------------------------------------------      ---------------------------------------
Total interest-bearing liabilities         488,346         21,757      5.94%           74,877          2,839         5.07%
-------------------------------------------------------------------------------      ---------------------------------------
Demand deposits                             43,317                                      9,189
Other liabilities                            3,630                                        452
Shareholders' equity                        79,271                                     77,396
---------------------------------------------------                                  --------
Total liabilities and shareholders'
   equity                                 $614,564                                   $161,914
===================================================                                  ========

Net interest income                                       $15,329                                     $5,213
Net interest income to earning assets                                   3.48%                                         4.48%
-------------------------------------                                 --------                                      -------
Provision for loan losses                                   3,049                                      1,495
Non-interest income                                         1,629                                        193
Non-interest expense                                       24,446                                      9,567
-------------------------------------                    ---------                                   --------
LOSS BEFORE TAXES                                         (10,537)                                    (5,656)
Federal and state income tax                                    -                                          -
-------------------------------------                    ---------                                   --------
NET LOSS                                                 $(10,537)                                   $(5,656)
=====================================                    =========                                   ========
EARNINGS PER SHARE:
   NET INCOME
   Basic and diluted                                       $(1.24)                                     $(.75)
-------------------------------------                    ---------                                   --------
Return on average equity                                   (17.71)%                                    (9.77)%
-------------------------------------                    ---------                                   --------
Return on average assets                                    (2.28)%                                    (4.67)%
-------------------------------------                    ---------                                   --------
Equity to assets                                            12.90%                                     47.81%
=====================================                    =========                                   ========

(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.
(2) Revenue from deposits in other banks includes interest earned on capital while held in an escrow account.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 18, 2000, the Company held its annual meeting of stockholders (the "Annual Meeting"). At the Annual Meeting, each nominee for director discussed in the Company's Proxy Statement dated June 16, 2000 regarding the Annual Meeting, was elected a director of the Company. The votes received by each nominee for director are set forth below:

         NOMINEE                                                                           VOTES RECEIVED
         Gregg L. Engles ...............................................................       6,684,125
         John C. Goff ..................................................................       6,684,125
         Joseph M. Grant ...............................................................       6,684,125
         Frederick B. Hegi, Jr. ........................................................       6,684,125
         James R. Holland, Jr. .........................................................       6,684,125
         Raleigh Hortenstine III .......................................................       6,684,125
         George F. Jones, Jr. ..........................................................       6,684,125
         Walter W. McAllister III ......................................................       6,684,125
         R. Drayton McLane, Jr. ........................................................       6,684,125
         Lee Roy Mitchell ..............................................................       6,684,125
         Marshall B. Payne .............................................................       6,684,125
         John C. Snyder ................................................................       6,684,125
         Theodore H. Strauss ...........................................................       6,684,125

         In addition, one proposal was submitted for a vote of the Company's stockholders. A brief description of this proposal, as well as the votes cast for, against and abstained with respect to the proposal, is set forth below:

                                                                                      VOTES         VOTES        VOTES
         PROPOSAL                                                                      FOR         AGAINST     ABSTAINED
         Proposal #1, which adopted a new stock plan, the 2000 Employee Stock
         Purchase Plan, to allow the Company's employees to purchase shares of
         the Company's common stock ............................                    6,631,032        8,010       45,083

SIGNATURE

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

                                                 TEXAS CAPITAL BANCSHARES, INC.
                                                 ------------------------------
                                                  (Registrant)


Date:   November 13, 2000                      /s/ Gregory B. Hultgren
                                                 ------------------------------
                                                 Gregory B. Hultgren
                                                 Chief Financial Officer

                                 EXHIBIT INDEX




EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
  27              Financial Data Schedule