Form 10-K405
period 2000-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2001-03-29
CIK 1077428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2000

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from ______________ to ______________ (No fee required)


                         TEXAS CAPITAL BANCSHARES, INC.
                              (Name of Registrant)

               DELAWARE                     000-30533               75-2671109
    (State or other jurisdiction of        (Commission            (I.R.S. Employer
    incorporation or organization)         File Number)        Identification Number)

             2100 MCKINNEY AVENUE, SUITE 900, DALLAS, TEXAS, U.S.A.
                    (Address of principal executive officers)

                                      75201
                                   (Zip Code)

                                  214-932-6600
                         (Registrant's telephone number,
                              including area code)

Securities registered under Section 12(b) of the Exchange Act:

                                                                    NAME OF EACH EXCHANGE
                     TITLE OF EACH CLASS                             ON WHICH REGISTERED
                     -------------------                            ---------------------
                            None                                        Not applicable

Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Information required by Part III of Form 10-K is incorporated by reference in this report from the Issuer's Definitive Proxy Materials in accordance with
Schedule 14A regarding the Issuer's annual meeting of stockholders to be held May 10, 2001, which Definitive Proxy Materials will be filed no later than April 30, 2001.

State issuer's revenues for its most recent fiscal year: $57,726,000

At February 28, 2001, there were 9,501,308 shares of the Issuer's common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Issuer (the most recent sale price of the common stock's purchase to a private offering in March 2000) was approximately $104,716,000.

                         TEXAS CAPITAL BANCSHARES, INC.
                         2100 McKinney Avenue, Suite 900
                               Dallas, Texas 75201







                                  ANNUAL REPORT
                                     for the
                                Fiscal Year Ended
                                December 31, 2000

                                TABLE OF CONTENTS




Part I

Item 1.   Business................................................................................................1

Item 2.   Properties.............................................................................................19

Item 3.   Legal Proceedings......................................................................................19

Item 4.   Submission of Matters to a Vote of Security Holders.....................................................*

Part II

Item 5.   Market for Capital Stock and Dividend Policy...........................................................19

Item 6.   Selected Financial Data................................................................................21

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..................................................................................22

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................................34

Item 8.   Financial Statements and Supplementary Data............................................................36

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................................................*

Part III

Item 10.  Directors and Executive Officers of the Registrant.....................................................60

Item 11.  Executive Compensation.................................................................................60

Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................................61

Item 13.  Certain Relationships and Related Transactions.........................................................61

Part IV

Item 14.  Exhibits...............................................................................................61


* Not Applicable

                                ITEM 1. BUSINESS


         Texas Capital Bancshares, Inc. was formed as a Delaware corporation in March 1998. All of our business is conducted through our subsidiary bank, Texas Capital Bank, National Association. Texas Capital Bank was formed in 1998 through the acquisition of Resource Bank, N.A. in Dallas, Texas which had been in business since 1997. We operate an Internet banking site under the name BankDirect, as a division of Texas Capital Bank.

         We believe Texas Capital Bank and BankDirect are complimentary to each other because of their differing business models and customer base. Texas Capital Bank services primarily commercial entities and high net worth individuals that require flexible financial products that can be customized to reflect their specific needs. On the other hand, BankDirect is primarily consumer-oriented and offers a complete line of consumer deposit products.

         Texas Capital Bank and BankDirect are development stage businesses and have not generated any earnings. On December 31, 2000, the operations of Texas Capital Bank and BankDirect had resulted in year-to-date losses of approximately $14.4 million.

         Our corporate headquarters is located at 2100 McKinney Avenue, Suite 900, Dallas, Texas 75201.

         Since all of our business is conducted through Texas Capital Bank and BankDirect, Texas Capital Bancshares has only five employees, three of whom are corporate officers. None of our employees is represented by a collective bargaining agreement and we consider our relations with our employees to be good.

TEXAS CAPITAL BANK

         Texas Capital Bank was formed in 1998 through the acquisition of Resource Bank, N.A. in Dallas, Texas which had been in business since 1997. Texas Capital Bank currently has banking operations in Texas and Oklahoma.

         ACQUISITION OF RESOURCE BANK. We chose to commence operations of Texas Capital Bank through the acquisition of Resource Bank in order to reduce the time and expense of chartering a new national bank. In addition, Resource Bank provided current operations and revenues and a group of experienced employees and bank officers that already had established ties to the Dallas/Fort Worth business community. We believe the acquisition of Resource Bank allowed Texas Capital Bank to commence operations and enter the Dallas/Fort Worth market one year to 18 months sooner than would have been the case had we attempted to charter Texas Capital Bank as a new bank.

         At the time of the acquisition of Resource Bank, some of the stockholders of Texas Capital Bancshares were also stockholders of Resource Bank. The following table sets forth the common stockholders between Texas Capital Bancshares and Resource Bank at the time of the acquisition and the total shares of our common stock held by such stockholders immediately following the acquisition.

                                                                        Common Stock               Common Stock
                                       Common Stock Ownership           Ownership of            Ownership of Texas
                                          of Texas Capital           Resource Bank Prior        Capital Bancshares
                                         Bancshares Prior to        to its Acquisition by       Immediately After
                                         its Acquisition of             Texas Capital           its Acquisition of
                                            Resource Bank                Bancshares                Resource Bank
                                       ------------------------   ------------------------    ----------------------
                                                     Percent                     Percent                   Percent
                                          Shares     of Total        Shares     of Total        Shares     of Total
                                       ------------ -----------   ------------ -----------    ----------- ----------
Joseph M. Grant                          283,022       39.8         123,750        9.9          355,793       4.7
George F. Jones, Jr.                      64,000        9.0          25,500        2.0          102,724       1.4
C. Keith Cargill                          64,000        9.0          13,000        1.0           81,184       1.1
David L. Cargill                          64,000        9.0          18,750        1.5           74,725       1.0
Larry A. Makel                            64,000        9.0          25,000        2.0           85,876       1.1
Vince A. Ackerson                         64,000        9.0          12,500        1.0           80,988       1.1
                                       ------------ -----------   ------------ -----------    ----------- ----------
Total                                    603,022       84.8         218,500       17.4          781,290      10.4
                                       ============ ===========   ============ ===========    =========== ==========

         In addition to being stockholders of Resource Bank, George Jones, Keith Cargill, David Cargill and Vince Ackerson served as executive officers of Resource Bank.

         PRIMARY CUSTOMERS AND MARKETS. Texas Capital Bank concentrates on business customers with annual revenues between $5 million and $250 million, commonly referred to as "middle market" businesses, and individual customers with net worth in excess of $1 million, which are often referred to in the banking community as "private client" customers. We believe middle market businesses have been under served in Texas and the surrounding states since the late 1980s. Within the middle market business community in those cities where Texas Capital Bank currently has banking centers, we seek to develop broad customer relationships based on service and convenience. Since the acquisition of Resource Bank, Texas Capital Bank has opened new banking centers exclusively through internal growth.

         Texas Capital Bank's current primary market is the greater Dallas/Fort Worth metropolitan area. It operates three banking centers in Dallas, one banking center in Fort Worth and one banking center in Plano, a very large suburban community that borders Dallas. It also currently has banking centers in San Antonio, Texas and Austin, Texas, and a lending office in Tulsa, Oklahoma and it plans to enter the Houston market in early 2001. We believe that economic conditions and trends in the metropolitan areas of Texas and the surrounding states have been similar to the economic conditions and trends in metropolitan areas of the United States generally.

         The diverse nature of the business community in each of the markets Texas Capital Bank serves provides it with a varied customer base and allows it to spread its lending risk throughout a number of different industries. Texas Capital Bank's primary competition in its market areas are well-capitalized local banks or branches of large regional or national banks. We believe that, as a result of Texas Capital Bank's focus on the middle market business community and our understanding of these communities in Texas and the surrounding states, it has a competitive advantage in its market areas and excellent growth opportunities through acquisitions, new branch locations and additional business development.

         BANKING OPERATIONS. Texas Capital Bank offers a variety of traditional loan and deposit products to our customers. At December 31, 2000, it maintained approximately 5,100 deposit accounts and 1,430 loan accounts.

         Texas Capital Bank offers a full range of business-oriented banking products and services, including:

         o commercial loans to businesses to finance internal growth, acquisitions and leveraged buy-outs

         o  equipment leasing

         o  real estate and construction loans

         o  focused lending to energy-related businesses

         o  cash management services

         o  commercial trust and escrow services

         o  international services, including letters of credit

         In addition, we also provide complete consumer-oriented banking services, which include:

         o  consumer loans

         o  mortgages and home equity loans

         o checking accounts with debit cards and overdraft protection available

         o  credit cards, including gold-status cards

         o  traditional savings accounts and certificates of deposit

         o  personal trust services

         o  24 hour telephone banking

         Texas Capital Bank has been an active business lender, with commercial loans comprising approximately 52% of its total loans as of December 31, 2000. Targeted businesses are primarily those that require aggregate loans in the $100,000 to $10 million range.

         BUSINESS STRATEGIES. Texas Capital Bank's main objective is to take advantage of expansion opportunities while maintaining efficiency and individualized customer service and maximizing profitability. To achieve this objective, we have emphasized the following strategies:

         Continue Middle Market Commercial and Private Client Banking Emphasis. Texas Capital Bank intends to continue operating as a regional banking organization focused on meeting the specific needs of medium-sized businesses and private clients in our market areas. We will continue to provide a high degree of responsiveness combined with a wide variety of banking products and services. Texas Capital Bank's banking centers have been built around experienced bankers with lending expertise in the specific industries found in that market area, giving them authority to make pricing and credit decisions, thereby attempting to avoid much of the bureaucratic structure of large banks.

         Expand Operations through Internal Growth. Texas Capital Bank intends to continue seeking opportunities, both inside and outside its existing markets, to expand by establishing new lines of business and by expanding into Houston. Factors we use to evaluate expansion opportunities include the nature and projected profitability of the market, the opportunity to enhance Texas Capital Bank's image and market presence and, most importantly, whether the expansion will be accretive to earnings and enhance stockholder value.

         Increase Loan Volume and Diversify Loan Portfolio. Texas Capital Bank emphasizes both new and existing loan products, focusing on medium-sized commercial businesses and private client relationships. Texas Capital Bank's focus in this area and sensitivity to customer needs will allow it to increase the number of loans it makes.

         Enhance Cross-Selling through Incentives and Technology. Texas Capital Bank's customer base provides significant opportunities to cross-sell various products. Texas Capital Bank seeks to develop broader customer relationships by identifying those cross-selling opportunities. It uses training and incentives to encourage cross-selling efforts and increase cross-selling results. To assist with cross-selling efforts, Texas Capital Bank uses technology to help officers and associates identify cross-selling opportunities.

         Improve Efficiency. Texas Capital Bank maintains stringent cost control practices and policies. It has invested significantly in the infrastructure required to centralize many of its critical operations, such as credit policy, finance, data processing and loan application processing. This infrastructure can accommodate substantial additional growth while enabling Texas Capital Bank to minimize operational costs through economies of scale.

         LENDING PRACTICES. Texas Capital Bank targets its lending on middle market businesses and private clients that meet its credit standards. The credit standards are set by a standing Credit Policy Committee with the assistance of the Chief Credit Policy Officer, who is charged with insuring that credit standards are met by loans in Texas Capital Bank's portfolio. The Credit Policy Committee is comprised of the President of Texas Capital Bank, the Chief Lending Officer, the Chief Credit Policy Officer and several key lending and client relationship officers. Texas Capital Bank's credit standards reference numerous criteria with respect to the Borrower, including historical and projected financial information, strength of management and market conditions and trends in the borrower's industry. In addition, prospective loans are also analyzed based on current industry concentrations in Texas Capital Bank's loan portfolio to prevent an unacceptable concentration of loans in any particular industry. We believe the credit standards employed by Texas Capital Bank are similar to the standards generally employed by national banks in the markets we serve. We believe that Texas Capital Bank differentiates itself from its competitors by focusing on and aggressively marketing middle market commercial and high net worth individual clients and accommodating, to the extent permitted by its credit standards, their individual needs.

         Texas Capital Bank generally extends variable rate loans in which the interest rate fluctuates with a predetermined indicator such as the United States prime rate or the London Inter-Bank Offered Rate. Variable rate loans protect Texas Capital Bank from risks associated with interest rate fluctuations since the rates of interest earned by Texas Capital Bank will automatically reflect such fluctuations. Over 85% of the loans in Texas Capital Bank's portfolio are variable rate loans.

         Texas Capital Bank strives to diversify its loan portfolio and does not focus on any particular industry or group of related industries. We do not believe that any industry has inherently higher risks than other industries if appropriate credit standards for the particular industry are consistently applied. The table below sets forth information regarding the distribution of Texas Capital Bank funded loans among various industries (with the exception of leases) at December 31, 2000.

                                                                                   Funded Loans
                                                                       -------------------------------------
                (In Thousands)                                              Amount        Percent of Total
                                                                       ----------------- -------------------
                Agriculture                                              $     11,213             1.8
                Contracting                                                    53,256             8.7
                Government                                                      3,465              .6
                Manufacturing                                                  56,553             9.2
                Personal                                                       64,724            10.6
                Petrochemical and mining                                       63,979            10.5
                Retail                                                         10,839             1.8
                Services                                                      224,520            36.7
                Wholesale                                                      50,875             8.3
                Other                                                          72,592            11.8
                                                                       ----------------- -------------------
                Total                                                     $   612,016           100.0
                                                                       ================= ===================

         Texas Capital Bank seeks to make loans that are appropriately collateralized under its credit standards. Over 90% of Texas Capital Bank's funded loans are secured by collateral. The table below sets forth information regarding the distribution of Texas Capital Bank funded loans among various types of collateral (with the exception of leases) at December 31, 2000.

                                                                                   Funded Loans
                                                                       -------------------------------------
                (In Thousands)                                              Amount        Percent of Total
                                                                       ----------------- -------------------
                Business assets                                           $   154,593            25.3
                Energy                                                         54,494             8.9
                Highly liquid assets                                           64,275            10.5
                Real estate                                                   251,175            41.0
                Rolling stock                                                   7,268             1.2
                Unsecured                                                      55,674             9.1
                U. S. Government guaranty                                      13,292             2.2
                Other assets                                                   11,245             1.8
                                                                       ----------------- -------------------
                Total                                                     $   612,016           100.0
                                                                       ================= ===================

         MANAGEMENT OF TEXAS CAPITAL BANCSHARES AND TEXAS CAPITAL BANK. We believe we have assembled an excellent management team that understands both the business communities in Texas and the surrounding states and the needs of middle market businesses and private client customers in those communities. Executive officers of Texas Capital Bancshares and the key officers of Texas Capital Bank are set forth below:

         Joseph M. Grant                              Chairman of the Board and Chief Executive Officer,
                                                      Texas Capital Bancshares
         Raleigh Hortenstine                          President, Texas Capital Bancshares
         Gregory Hultgren                             Chief Financial Officer, Texas Capital Bancshares
         George Jones, Jr.                            President, Texas Capital Bank
         Mark Johnson                                 President, San Antonio Region
         Bob Kay                                      President, Austin Region
         Michael Palmer                               President, Fort Worth Region
         John Hudgens                                 Executive Vice President and Chief Credit Policy Officer
         Keith Cargill                                Executive Vice President and Chief Lending Officer
         Vince Ackerson                               Executive Vice President, Corporate Banking
         David Cargill                                Executive Vice President, Business Banking
         Robert McDaniel                              Executive Vice President, Cash Management
         Tim Loudermilk                               Executive Vice President, Real Estate
         Terry McCarter                               Executive Vice President, Energy Group
         Dan Strodel                                  Executive Vice President, Private Client Banking

         COMPETITION. The banking business is highly competitive, and Texas Capital Bank's profitability depends principally on its ability to compete successfully in its market areas. Texas Capital Bank competes with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, non-bank asset-based lenders and other financial entities, including credit providers associated with retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing than Texas Capital Bank. We believe Texas Capital Bank will be able to compete effectively with other financial institutions by emphasizing customer service, technology and responsive decision making and by building long term customer relationships built upon products and services designed to address the specific needs of its customers. However, we expect competition from both financial and non-financial institutions to continue and, in some areas, increase.

         EMPLOYEES. As of December 31, 2000, Texas Capital Bank had 190 full-time employees, 112 of whom were officers of Texas Capital Bank. We provide medical and hospitalization insurance to its full-time employees. We consider Texas Capital Bank's relations with its employees to be excellent. Texas Capital Bank is not a party to any collective bargaining agreement.

BANKDIRECT

         INTERNET RETAIL FOCUS. Texas Capital Bancshares' retail strategy is executed through the Internet, which provides a low cost channel to serve individuals who desire convenient low-cost electronic banking services. The Internet has no geographic boundaries and is ideally suited for the acquisition of consumer core deposits.

         BankDirect, the branded Internet offering, operates as a division of Texas Capital Bank. It provides a complete line of deposit services but offers no loans. It executes its strategy through affinity partnership relationships in order to take advantage of the employee and customer loyalty and the direct marketing channel of the affinity partner. It is contemplated that the American Airlines AAdvantage program will be the Company's exclusive affinity partner for the foreseeable future.

         INTERNET BANKING. The Internet enables millions of people worldwide to access news and information, communicate with each other and conduct business electronically over an extended computer network. The Internet has rapidly emerged as an innovative means of providing financial services. As financial service sites continue to grow in popularity, many companies are increasingly offering or have established relationships with companies that offer a variety of financial services, including traditional banking services, over the Internet.

         The growth in Internet commerce has prompted the development of Internet banking systems. Internet banking systems provide convenience for customers. Internet banking requires a secure web browser for access to the Internet and the financial institution. Internet banking requires no particular software and does not restrict the customer's operations to the location of his or her computer. Instead, the customer accesses the financial institution through the Internet and deposits or transfers funds, pays bills or transacts other business on a near real time basis. The use of Internet banking is growing as consumers find that it is both convenient and cost effective. Internet users tend to be professionals with limited amounts of discretionary time and are attracted to the convenience of "one stop shopping" for a full range of financial services. According to Jupiter Communications, the number of online banking households in the United States, including those using Internet banking, is projected to grow from an estimated 6.6 million in 1998 to an estimated 17.1 million in 2002.

         BUSINESS STRATEGIES. As of December 31, 2000, BankDirect has established over 23,000 accounts containing total deposits of approximately $371 million. It intends to continue to capitalize on this advantage by seeking new customers through both online and traditional marketing efforts in order to provide an alternative funding source for Texas Capital Bank.

         BankDirect's customer demographics parallel those of the general Internet population and illustrate BankDirect's appeal to households with relatively high incomes. Over seventy percent (70%) of our customers report household income over $50,000 per year and more than 75% of our customers are college graduates.

         We believe that BankDirect is positioned to participate in core deposit growth of the Internet and online banking based on its:

         Convenience and Ease Of Access. BankDirect provides customers with a level of convenience that cannot be achieved in a traditional bank branch or through PC-based home banking. The Internet allows its customers to conduct banking activities on a 7 day-a-week, 24 hour-a-day basis from any computer, wherever located, that has access to the Internet and a secure Web browser. In addition,

BankDirect's Web site is designed to be user friendly and to expedite customer transactions with BankDirect.

         Broad Selection of Products and Services. BankDirect offers a broad array of products and services that customers would typically expect from a traditional bank. These products and services include interest-bearing checking, savings and money market accounts, certificates of deposit, electronic bill payment, ATM cards, debit cards and direct deposit. BankDirect also currently offers quotes from leading insurance companies for automobile, life, health, home, rent and home warranty insurance.

         The following table sets forth the approximate percentage of our customers using each of the products we currently offer as of December 2000:

                  Interest-bearing checking accounts                                        31.9%
                  Interest-bearing savings accounts                                          2.0%
                  Money market accounts                                                     34.7%
                  Certificates of deposit                                                   31.4%

         Interface with Quicken(R) and Microsoft Money(R). BankDirect provides consumers with a direct interface to connect the online bank with Quicken(R) and Microsoft Money(R) personal financial management software. This interface gives BankDirect customers the ability to view account balances, pay bills, and perform financial analysis directly from Quicken(R) and Microsoft Money(R). With the direct connection, users bypass the traditional downloading and conversion of intermediate files by automatically "populating" the financial management software with records directly from BankDirect.

         High Quality Service and Customer Satisfaction. BankDirect continually seeks ways to enhance customer satisfaction. In an effort to serve the needs of its customers, BankDirect offers services such as free electronic bill payment and ATM cards. It also emphasizes responsive, courteous customer service and utilizes a fully trained dedicated staff who respond to inquiries from existing and potential customers and process new accounts. Its customers can access account data and information regarding products and services 24 hours a day. BankDirect strives for customer satisfaction and believes the significant growth in its customer base illustrates its ability to meet customers' needs and retain customers. We make every effort to ensure contacting BankDirect is as easy as possible by toll-free telephone number, online request, email or fax. Our toll-free customer service number is 877-839-2737.

         Advanced Security. A significant barrier to online financial transactions has been the secure transmission of confidential information over public networks. BankDirect uses technology developed by Electronic Data Systems, Inc. to provide what it believes to be among the most advanced security measures currently available in the Internet banking industry. All banking transactions are encrypted and all transactions are routed to and from the Internet server behind Electronic Data Systems' security system.

         GROWTH STRATEGY. We intend to grow BankDirect core deposits by emphasizing traditional and Internet-oriented marketing efforts. The following table shows the growth BankDirect has experienced since commencing substantive operations in the third quarter of 1999:

                                                                            Number of
                                                                            Accounts          Deposits
                                                                         ---------------- -----------------
                December 31, 1999                                              3,900         $ 49,000,000
                December 31, 2000                                             23,700         $371,000,000

         BANKING OPERATIONS.

         Account Activity. Customers can access BankDirect's services through any Internet service provider by means of a secure Web browser such as recent versions of Netscape's Navigator or Microsoft's Internet Explorer.

         Products and Services. In order to build its customer base, BankDirect offers a variety of deposit products at attractive interest rates. BankDirect's deposit products and services include interest-bearing checking, savings and money market accounts and certificates of deposit. In addition, customers can pay their bills online through electronic funds transfer or a written draft prepared and sent to the creditor. Each customer automatically receives a free ATM card when he or she opens an account. Customers can access their accounts at the ATM of the customer's choice. Since BankDirect is not affiliated with a network of ATMs, it reimburses customers for the administrative fees charged with respect to a certain number of withdrawals per month. In addition, BankDirect provides customers access to various loan programs, including automobile, mortgage, home equity, refinance and debt consolidation loans through its relationship with LendingTree.com. Furthermore, through the BankDirect Insurance Center, BankDirect allows the customer to compare free, no obligation insurance quotes from leading insurance companies through its relationship with InsWeb.com. Customers can receive quotes on automobile, life, health, home, rent and home warranty insurance.

         AFFINITY RELATIONSHIPS. BankDirect, the branded Internet offering, operates as a division of Texas Capital Bank. It provides a complete line of deposit services but offers no loans. It executes its strategy through affinity partnership relationships in order to take advantage of the employee and customer loyalty and the direct marketing channel of the affinity partner. It is contemplated that the American Airlines AAdvantage program will be the Company's exclusive affinity partner for the foreseeable future.

         CUSTOMER SATISFACTION. BankDirect is committed to investing in customer service and continually endeavors to enhance customer satisfaction. Offering its customers a high level of customer service is a top priority and BankDirect believes that it is critical to its success. In an effort to serve the needs of its customers, BankDirect offers services such as electronic bill payment and ATM cards. It has also invested in technology and implemented new procedures in order to continually improve the quality and responsiveness of its customer service. To optimize customer service resources, BankDirect has designed a user friendly Internet site and offers account data and information regarding its products and services 24 hours a day by telephone or electronic mail. We will continue to leverage new technology to enhance the customer experience and secure competitive advantages.

         SECURITY. BankDirect's ability to provide its customers with secure financial services over the Internet is of paramount importance. It continually evaluates the Internet systems, services and software used in its operations to ensure that they meet the highest standards of security. There are several levels of security within BankDirect's security framework. User level deals with cryptography and Netscape's Secure Sockets Layer (SSL) protocol and is the first line of defense used by all customers accessing its Banking Server from the public Internet. Server level focuses on firewalls, filtering routers, and its trusted operating system. Host level deals specifically with BankDirect's home banking and bill payment services and the processing of secure financial transactions.

         User Level. All banking transactions and Internet communications are encrypted so that sensitive information is not transmitted over the Internet in a form that can be read or easily deciphered. Encryption of Internet communications is accomplished through the use of the Netscape Secure Sockets Layer technology. SSL utilizes highly effective cryptography techniques between the customer's browser and BankDirect's server to ensure that the information being passed is authentic, cannot be deciphered and has not been altered en route. SSL also utilizes a digitally signed certificate which ensures that its customers are truly communicating with the Home Banking Server and not a third party trying to intercept the transaction.

         To mitigate the possibility that a third party may download BankDirect's or a customer's password file, user identification and passwords are not stored on the Internet or the Web server. Session time-outs, a limit on the number of logon attempts and special browser caching techniques are examples of other security measures in place to ensure that inappropriate activity is prohibited at the user level.

         Server Level. All transactions sent to BankDirect's Banking Server must first pass through a filtering router system. These filtering routers automatically direct the request to the appropriate server after ensuring the access type is through a secured browser and nothing else. The routers verify the source and destination of each network packet, and manage the authorization process of letting packets through. The filtering routers also prohibit all other types of Internet access methods at this point. This process blocks all non-secured activity and defends against inappropriate access to the server.

         The Banking Server is protected using the latest firewall platform. This platform defends against system intrusions and effectively isolates all but approved customer financial requests. The platform secures the hardware running the online banking applications and prevents associated attacks against all systems connected to the Banking Server. Administration of the platform cannot occur remotely and must be initiated by authorized personnel in direct physical contact with the master console.

         Host Level. After passing through the Banking Server, the transaction is sent via secure dedicated communication lines to BankDirect's Transaction Server, which verifies customer identity. Once authenticated, the customer is allowed to process authorized home banking and bill payment transactions using host data. No direct database access occurs between the Banking Server and the Transaction Server. Communication time-outs ensure that the request is received, processed, and delivered within a given time frame. Further password encryption techniques are implemented at the host level, as well as additional security logging and another complete physical security layer to protect the host information itself. The preceding security measures are designed to ensure that BankDirect is set up in a secure manner. However, over the long term, its security depends upon the procedures and standards used for administration of the Internet site.

         BankDirect believes the risk of fraud presented by Internet banking is not materially different from the risk of fraud inherent in any banking relationship. It believes the four principal reasons for a breach in bank security are (1) misappropriation from the user of the user's account number or password; (2) penetration of its server by an outside "hacker"; (3) fraud committed by one of its employees or an employee of one of its service providers; and (4) users that intentionally submit incorrect information to BankDirect.

         Both traditional banks and Internet banks are vulnerable to these types of fraud. By establishing the security measures described above, BankDirect believes it has reduced its vulnerability to the first two types of fraud. To counteract fraud by employees, associates and consultants, BankDirect has established internal procedures and policies designed to ensure that, as in any bank, proper control and supervision is exercised over employees, associates and consultants. It also counteracts all types of fraud through daily examination of its transactional logs.

         INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS. BankDirect regards the form and substance of its name and other intellectual property it has developed as proprietary and attempts to protect them by relying on intellectual property laws. It has submitted an application for a United States service mark registration for the BankDirect name and takes measures to safeguard its name and other proprietary intellectual property. Policing unauthorized use of proprietary information is difficult, however, and litigation may be necessary to enforce its intellectual property rights.

         BankDirect owns the Internet domain name "bankdirect.com." Domain names in the United States and in foreign countries are regulated by the laws and regulations governing the Internet and are continually evolving. Additionally, the relationship between regulations governing domain names and laws protecting intellectual property rights is unclear. As a result, BankDirect may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of its name and other intellectual property rights.

         COMPETITION. BankDirect believes that the principal competitive factors in the Internet banking industry are market presence, customer service, convenience, product offerings and deposit and loan rates and associated account fees. While the Internet banking industry is highly competitive, BankDirect believes it competes effectively with its principal competitors, which are principally traditional banks that offer Internet services, such as Bank of America, N.A., Wells Fargo Bank, N.A., and BankOne, N.A., Internet banks such as NetBank FSB, E*TRADE Bank FSB, and WingspanBank.com, a division of BankOne, N.A., and other financial services providers. BankDirect believes its American Airlines affinity relationship, operating history and name recognition gives BankDirect an advantage over many independent Internet banks, which are still in a relatively early stage of operation. Furthermore, BankDirect is able to offer a broader array of products and services than many non-bank financial services providers.

         However, many of BankDirect's traditional bank competitors and its well-established Internet bank competitors such as NetBank, E*TRADE Bank and WingspanBank.com have significantly more capital and other financial resources, greater customer bases and greater name recognition than BankDirect. Most of these competitors have also been in operation longer than BankDirect and may have considerably more management and technical expertise than that available to BankDirect. BankDirect may become involved in rate and fee level competition with competitors that are significantly larger and better capitalized. In such a situation, the size and capitalization level of BankDirect could place it at a competitive disadvantage with respect to such large and better capitalized competitors. Although we believe BankDirect can compete successfully if such circumstances arise, we cannot assure you of such success.

         EMPLOYEES. As of December 31, 2000, BankDirect had 43 full-time employees, 11 of whom were officers of BankDirect. BankDirect provides medical and hospitalization insurance to its full-time employees. We consider BankDirect's relations with its employees to be good. BankDirect is not a party to any collective bargaining agreement.

SUPERVISION AND REGULATION

         BankDirect will continue to operate as a division of Texas Capital Bank and be subject to the regulations applicable to Texas Capital Bank.

         Current banking laws contain numerous provisions affecting various aspects of our business. As banks, Texas Capital Bank and BankDirect are subject to state and federal banking laws and regulations that impose specific requirements on and provide regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation, and the banking system as a whole, rather than for the protection of our stockholders. Banking regulators have broad enforcement powers over bank holding companies and banks including the power to impose large fines and other penalties for violations of laws and regulations. The following is a brief summary of laws and regulations to which we are subject.

REGULATION OF TEXAS CAPITAL BANK AND BANKDIRECT

         A bank that operates as a national banking association incorporated under the laws of the United States is subject to examination by the Office of the United States Comptroller of the Currency. Deposits in a national bank are insured by the Federal Deposit Insurance Corporation up to a maximum amount (generally $100,000 per depositor) in the event an insured bank is closed without adequately providing for payment of claims of depositors and preventing the continuance or development of unsound banking practices. The Comptroller of the Currency and the Federal Deposit Insurance Corporation regulate or monitor all areas of a national bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rate risk management, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The Comptroller of the Currency requires national banks to maintain capital ratios and imposes limitations on its aggregate investment in real estate, bank premises, and furniture and fixtures. National banks are currently required by the Comptroller of the Currency to prepare quarterly reports on their financial condition and to conduct an annual audit of their financial affairs in compliance with minimum standards and procedures prescribed by the Comptroller of the Currency.

RESTRICTIONS ON DIVIDENDS

         Texas Capital Bank is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, national banks may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings plus the retained earnings from the prior two years. In addition, under the Federal Deposit Insurance Corporation Improvement Act of 1991, Texas Capital Bank may not pay any dividend if payment would cause it to become undercapitalized or in the event it is undercapitalized.

         It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

         If, in the opinion of the applicable federal bank regulatory authority in Texas, a depository institution or holding company is engaged in or is about to engage in an unsound practice (which could include the payment of dividends), such authority may require, generally after notice and hearing, that such institution or holding company cease and desist such practice. The federal banking agencies in Texas have indicated that paying dividends that deplete a depository institution's or holding company's capital base to an inadequate level would be such an unsafe banking practice. Moreover, the Federal Reserve and the Federal Deposit Insurance Corporation have issued policy statements providing that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

SUPPORT OF SUBSIDIARY BANKS

         Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

         In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

SUPERVISION BY THE FEDERAL RESERVE BOARD

         We operate as a bank holding company registered under the Bank Holding Company Act, and, as such, we are subject to supervision, regulation and examination by the Federal Reserve Board. The Bank Holding Company Act and other Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

         Because we are a legal entity separate and distinct from our subsidiary, our right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of a subsidiary, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its stockholders, including any depository institution holding company (such as ours) or any stockholder or creditor thereof.

         Activities "Closely Related" to Financial Activities. The Bank Holding Company Act prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of any company which is not a bank or from engaging in any activities other than those substantially related to financial activities. As a bank holding company, our activities and those of our banking and non-banking subsidiaries will be limited to the business of activities closely related or incidental to financial activities, and we may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board.

         Sound Banking Practice. Bank holding companies are not permitted to engage in unsound banking practices. For example, the Federal Reserve Board's Regulation Y requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank's soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve Board believed it not prudent to do so.

       The Financial Institutions Reform, Recovery and Enforcement Act of 1989 expanded the Federal Reserve Board's authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. The Financial Institutions Reform, Recovery and Enforcement Act increased the amount of civil money penalties which the Federal Reserve Board can assess for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues. The Financial Institutions Reform, Recovery and Enforcement Act also expanded the scope of individuals and entities against which such penalties may be assessed.

       Anti-Tying Restrictions. Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

       Annual Reporting; Examinations. Bank holding companies are required to file an annual report with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may examine a bank holding company or any of its subsidiaries, and charge the bank holding company for the cost of such an examination.

       Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets and off-balance sheet assets such as letters of credit are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements).

       In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Bank holding companies must maintain a minimum leverage ratio of at least 3.0%, although most organizations are expected to maintain leverage ratios that are 100 to 200 basis points above this minimum ratio.

       The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the regulations of the Federal Reserve Board provide that concentration of credit risks arising from non-traditional activities, as well as an institution's ability to manage these risks, are important factors to be taken into account by regulatory agencies in assessing an organization's overall capital adequacy.

       The Federal Reserve Board and the Comptroller of the Currency recently adopted amendments to their risk-based capital regulations to provide for the consideration of interest rate risk in the agencies' determination of a banking institution's capital adequacy.

TRANSACTIONS WITH AFFILIATES AND INSIDERS

         As a federally chartered bank holding company, we are subject to
Section 23A of the Federal Reserve Act which places limits on the amount of loans or extensions of credit to, or investments in, or other transactions with, affiliates. In addition, limits are placed on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Most of these loans and other transactions must be secured in prescribed amounts. It also limits the amount of advances to third parties which are collateralized by our securities or obligations or the securities or obligations of any of our non-banking subsidiaries.

         We also are subject to Section 23B of the Federal Reserve Act, which, among other things, prohibits an institution from engaging in transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. We are subject to restrictions on extensions of credit to executive officers, directors, principal stockholders, and their related interests. These restrictions contained in the Federal Reserve Act and Federal Reserve Regulation O apply to all insured institutions and their subsidiaries and holding companies. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the Federal Deposit Insurance Corporation may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

CORRECTIVE MEASURES FOR CAPITAL DEFICIENCIES

         The Federal Deposit Insurance Corporation Improvement Act imposes a regulatory matrix which requires the federal banking agencies, which include the United States Office of Thrift Supervision, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Federal Reserve Board to take "prompt corrective action" with respect to capital deficient institutions. The prompt corrective action provisions require undercapitalized institutions to become subject to an increasingly stringent array of restrictions, requirements and prohibitions, as their capital levels deteriorate and supervisory problems mount. Should these corrective measures prove unsuccessful in recapitalizing the institution and correcting its problems, the Federal Deposit Insurance Corporation Improvement Act mandates that the institution be placed in receivership.

         Pursuant to regulations promulgated under the Federal Deposit Insurance Corporation Improvement Act, the corrective actions that the banking agencies either must or may take are tied primarily to an institution's capital levels. In accordance with the framework adopted by the Federal Deposit Insurance Corporation Improvement Act, the banking agencies have developed a classification system, pursuant to which all banks and thrifts will be placed into one of five categories. Agency regulations define, for each capital category, the levels at which institutions are "well capitalized," "adequately capitalized," "under capitalized," "significantly under capitalized" and "critically under capitalized." A well capitalized bank has a total risk-based capital ratio (total capital to risk weighted assets) of 10.0% or higher; a Tier 1 risk-based capital ratio (Tier I capital to risk-weighted assets) of 6.0% or higher; a leverage ratio (Tier I capital to total adjusted assets) of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. Texas Capital Bank's risk-based capital ratio was 9.7% at December 31, 2000 and, as a result, it is currently classified as "adequately capitalized" for purposes of the Federal Deposit Insurance Corporation's prompt corrective action regulations.

         In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With some exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

       As an institution's capital decreases, the Federal Deposit Insurance Corporation's enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The Federal Deposit Insurance Corporation has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator if the capital deficiency is not corrected promptly.

       Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

DEPOSIT INSURANCE ASSESSMENTS

         Banks must pay assessments to the Federal Deposit Insurance Corporation for federal deposit insurance protection. The Federal Deposit Insurance Corporation has adopted a risk-based assessment system as required by the Federal Deposit Insurance Corporation Improvement Act. Under this system, Federal Deposit Insurance Corporation insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (that is, institutions that pose a risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the Federal Deposit Insurance Corporation can impose special assessments in certain instances.

SECURITIES ACTIVITIES

         The Bank Holding Company Act permits bank holding companies to engage, through non-bank subsidiaries, in certain securities-related activities under certain circumstances. In such circumstances, holding companies may be able to use such subsidiaries to underwrite and deal in corporate debt and equity securities.

CONTROL ACQUISITIONS

         The Change in Bank Control Act prohibits a person or group of persons from acquiring control of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as us, would, under the circumstances set forth in the presumption, constitute acquisition of control of us.

         In addition, any entity is required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of our outstanding common stock, or otherwise obtaining control or a "controlling influence" over us.

AUDIT REPORTS

         Institutions insured by the Federal Deposit Insurance Corporation with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the Federal Deposit Insurance Corporation, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The Federal Deposit Insurance Corporation Improvement Act requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

BRANCHING

         National bank branches are required by the National Bank Act of 1864, as amended, to adhere to branch banking laws applicable to state banks in the states in which they are located. Under federal legislation, a bank may merge or consolidate across state lines unless, prior to May 31, 1997, either of the states involved elected to prohibit such mergers or consolidations. Prior to the effective date of this legislation, a bank may merge or consolidate across state lines only if both of the states involved elect to "opt-in" early to the provisions of the legislation. States may also authorize banks from other states to engage in branching across state lines de novo and by acquisition of branches without acquiring a whole banking institution. Texas has chosen to opt-out of the provisions of this federal law. State law in Texas permits branching anywhere in the state. State law in Oklahoma prohibits branching across state lines.

COMMUNITY REINVESTMENT ACT

         The Community Reinvestment Act requires that, in connection with examinations of national banks and bank holding companies, within the Office of the Comptroller of the Currency's jurisdiction, the Office of the Comptroller of the Currency evaluates the record of such financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Texas Capital Bank received a satisfactory rating from the Comptroller of the Currency after its most recent examination.

FAIR LENDING

         Congress and various federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice) responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against institutions that it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

         On March 8, 1994, these various federal agencies, in an effort to clarify what constitutes lending discrimination and to specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Credit Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (i) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis, (ii) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person and (iii) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

FEDERAL HOME LOAN BANK SYSTEM

         The Federal Home Loan Bank System consists of 12 regional Federal Home Loan Banks, each subject to supervision and regulation by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility for member savings associations. Collateral is required. The maximum amount that the Federal Home Loan Bank of Dallas will advance fluctuates from time to time in accordance with changes in policies of the Federal Housing Finance Board and the Federal Home Loan Bank of Dallas, and the maximum amount generally is reduced by borrowings from any other source. In addition, the amount of Federal Home Loan Bank advances that a savings association may obtain will be restricted in the event the institution fails to constitute a Qualified Thrift Lender. Texas Capital Bank is a member of the Federal Home Loan Bank System.

OTHER REGULATIONS

         Interest and other charges collected or contracted for by Texas Capital Bank and BankDirect will be subject to state usury laws and federal laws concerning interest rates. The loan operations of Texas Capital Bank and BankDirect will also be subject to federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of Texas Capital Bank and BankDirect also will be subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

EXAMINATIONS

         Texas Capital Bank and BankDirect will be examined periodically by representatives of the Comptroller of the Currency. Both Texas Capital Bank and BankDirect will be examined by the Federal Deposit Insurance Corporation. Such examinations will review areas such as capital adequacy, reserves, loan portfolio quality and management, consumer and other compliance issues, investments and management practices. In addition to these regular examinations, Texas Capital Bank and BankDirect will be required to furnish quarterly and annual reports to their respective regulators. The Comptroller of the Currency may exercise cease and desist or other supervisory powers over a national bank. Although Texas Capital Bank and BankDirect will be subject to extensive regulation, supervision and examination, such activities do not eliminate and may not lessen the investment risk associated with purchase of our common stock and may increase our costs of doing business.

         The Federal Deposit Insurance Corporation periodically examines and evaluates insured banks. Based on such an evaluation, the Federal Deposit Insurance Corporation may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the Federal Deposit Insurance Corporation determined value and the book value of such assets.

GOVERNMENTAL FISCAL AND MONETARY POLICIES

         The commercial banking business is affected not only by general economic conditions but also by the fiscal and monetary policies of the Federal Reserve Board. Some of the instruments of fiscal and monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the "discount window," open market operations, the imposition of and changes in reserve requirements against member banks' deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates, and the placing of limits on interest rates that member banks may pay on time and savings deposits. Such policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future fiscal and monetary policies and the effect of such policies on the future business and our earnings cannot be predicted.

ENFORCEMENT POWERS OF BANKING AGENCIES

         The Federal Reserve Board, the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject us, Texas Capital Bank and BankDirect, as well as officers, directors and other of our affiliates, to administrative sanctions and substantial civil money penalties. The appropriate federal banking agency may appoint the Federal Deposit Insurance Corporation as conservator or receiver for a banking institution (or the Federal Deposit Insurance Corporation may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan.

         Imposition of Liability for Undercapitalized Subsidiaries. The Federal Deposit Insurance Corporation Improvement Act requires bank regulators to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below required levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan. Under the Federal Deposit Insurance Corporation Improvement Act, the aggregate liability of all companies controlling an undercapitalized bank is limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to be "adequately capitalized." The guarantee and limit on liability expire after the regulators notify the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. The Federal Deposit Insurance Corporation Improvement Act grants greater powers to the bank regulators in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

         Acquisitions by Bank Holding Companies. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or direct or indirect ownership or control of more than 5% of any class of voting shares of any bank. Accordingly, the acquisition of Texas Capital Bank or any other bank subsidiary would be subject to the prior approval of the Federal Reserve Board. The Federal Reserve Board will allow the acquisition by a bank holding company of an interest in any bank located in another state only if the laws of the state in which the target bank is located expressly authorize such acquisition. The Texas Banking Code permits, in certain circumstances, out-of-state bank holding companies to acquire banks and bank holding companies in Texas.

         Economic Growth and Regulatory Paperwork Reduction Act. The Economic Growth and Regulatory Paperwork Reduction Act of 1996 principal provisions relate to capitalization of the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation, but it also contains numerous regulatory relief measures, including provisions to reduce regulatory burdens associated with compliance with various consumer and other laws applicable to the Bank, including, for example, provisions designed to coordinate the disclosure and other requirements under the Truth-in-Lending Act and the Real Estate Settlement Procedures Act and modify insider lending restrictions and anti-tying prohibitions.

BROKERED DEPOSIT RESTRICTIONS

         Institutions that are only "adequately capitalized" (as defined for purposes of the prompt corrective action rules described above) cannot accept, renew or roll over brokered deposits except with a waiver from the Federal Deposit Insurance Corporation, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

CROSS-GUARANTEE PROVISIONS

         The Financial Institutions Reform, Recovery and Enforcement Act contains a "cross-guarantee" provision which generally makes commonly controlled insured depository institutions liable to the Federal Deposit Insurance Corporation for any losses incurred in connection with the failure of a commonly controlled depository institution.

INSTABILITY AND REGULATORY STRUCTURE

         Various legislation, including proposals to overhaul the bank regulatory system, expand the powers of banking institutions and bank holding companies and limit the investments that a depository institution may make with insured funds, is introduced in Congress and the Texas Legislature from time to time. Such legislation may change banking statutes and the environment in which we and our banking subsidiaries operate in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon our financial condition or results of operations or that of our subsidiaries.

EXPANDING ENFORCEMENT AUTHORITY

         One of the major effects of the Federal Deposit Insurance Corporation Improvements Act was the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve Board and Federal Deposit Insurance Corporation have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the Federal Deposit Insurance Corporation may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions.

                               ITEM 2. PROPERTIES


         As of December 31, 2000, Texas Capital Bank conducted business at seven full service banking center locations and two lending offices. We lease the space in which our banking centers are located. These leases expire between September 1, 2001 and October 1, 2010, not including any renewal options that may be available.

         The executive offices of BankDirect are at 2100 McKinney Avenue, Dallas, Texas 75201. BankDirect operates a customer service call center located at 4230 LBJ Freeway, Suite 100, Dallas, Texas 75244. BankDirect leases the space in which its executive offices and call center are located. This call center lease expires July 31, 2002, not including any renewal option that may be available.



                            ITEM 3. LEGAL PROCEEDINGS


         None of Texas Capital Bancshares, Texas Capital Bank or BankDirect is a party to a material pending legal proceeding or has any property subject to a pending legal proceeding. In addition, none of Texas Capital Bancshares, Texas Capital Bank or BankDirect is aware of a proceeding being contemplated by a governmental authority with it as a party.



              ITEM 5. MARKET FOR CAPITAL STOCK AND DIVIDEND POLICY


         There is no established public trading market for our common stock. Our authorized capital stock consists of 20,000,000 shares of common stock and 2,500,000 shares of preferred stock. As of December 31, 2000, there were 9,489,648 shares of common stock outstanding held by approximately 774 identified holders. There are no shares of preferred stock outstanding. Additionally, there are 683,680 shares of common stock subject to outstanding options or warrants.

         We have not paid cash dividends on our shares of common stock to date, and we intend during the near term to retain any earnings available for dividends for the development and growth of our business. In addition, our ability to pay dividends is restricted by Federal banking regulations. Our long-term plan, however, calls for the payment of cash dividends when circumstances permit, although no assurance can be given if or when we will adopt a policy of paying cash dividends. The declaration and payment of future cash dividends will depend on, among other things, our earnings, the general economic and regulatory climate, our liquidity and capital requirements, and other factors deemed relevant by our Board of Directors.

RECENT OFFERINGS OF UNREGISTERED SECURITIES

         In connection with the organization of Texas Capital Bancshares, 888,888 shares of our common stock were sold to the founders of Texas Capital Bancshares in April 1998 for $.0135 per share in a private transaction pursuant to Rule 506 under the United States Securities Act. In September 1998, 177,778 of such shares were repurchased by us for $.0135 per share. Between December 1998 and

March 1999, we sold 5,982,449 shares of our common stock and 474,870 shares of revolving Series A-1 Common Stock for $12.50 per share in a private offering pursuant to Rule 506. Concurrently with the December 1998 offering, we issued 492,978 shares of our common stock to the stockholders of Resource Bank to acquire all of the outstanding stock of Resource Bank in a private offering under Rule 506. For accounting purposes, we valued the shares of our common stock issued to the stockholders of Resource Bank at $12.50 per share.

         In June 2000, we sold 1,841,024 shares of our common stock for $14.50 per share in a private offering pursuant to Rule 506. With respect to each of the private offerings pursuant to Rule 506 discussed above, we determined the exemption was available based on our compliance with the requirements to Rule 506 and the representations by each investor in such offering that such investor qualified as an "accredited investor" under Rule 506 or was represented by an appropriate purchaser representative.

SHARES ELIGIBLE FOR FUTURE SALE

         As of December 31, 2000, there were 9,489,648 shares of our common stock outstanding (assuming no exercise of existing employee stock options to purchase our common stock). Currently, none of such shares are freely tradable without restriction or registration under the Securities Act. All of the shares of our common stock currently outstanding may be sold only pursuant to Rule 144 or another exemption from registration under the Securities Act.

         In general, under Rule 144, a person who has beneficially owned shares for at least one year, including persons who may be deemed "affiliates" of Texas Capital Bancshares, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of the average weekly trading volume during the four calendar weeks preceding such sale or 1% of the then outstanding shares of our common stock. A person who is deemed not to have been an affiliate of ours at any time during the 90 days preceding a sale, and who has beneficially owned such shares for at least two years, would be entitled to sell such shares under Rule 144 without regard to the limitations described above. Sales pursuant to Rule 144 are also subject to requirements relating to the manner of sale, notice and availability of public information about us.

         In addition to our common stock, at December 31, 2000, we had options to purchase 683,680 shares of our common stock outstanding, of which options with respect to 180,404 shares were currently exercisable. Shares of our common stock issued upon exercise of these options would be "restricted securities" under Rule 144 and could be sold only pursuant to Rule 144 or another exemption from registration under the United States Securities Act.

         No prediction can be made regarding the effect that sales of the securities described above will have on the market price of our common stock. There is a possibility that substantial amounts of such securities may be sold in large quantities or over a short period of time and such sales may adversely affect the prevailing market price of our common stock.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

         Until the date hereof we were not required to file reports with the Securities and Exchange Commission. With this filing, we will be subject to the information reporting requirements and will file annual reports, quarterly reports, special reports, proxy statements and other information with the Securities and Exchange Commission. We intend to file such reports and statements electronically so those filings will be available to the public on the world wide web at the Securities and Exchange Commission's web site. The address of that site is www.sec.gov. These materials are also available at the public reference facilities of the Securities and Exchange Commission at:

         o  450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549
         o  500 West Madison Street, Suite 1400, Chicago, Illinois 60661
         o  75 Park Place, Room 1400, New York, New York 10007

         In addition, you can have copies made and sent to you by contacting the Public Reference Section of the Securities and Exchange Commission by telephone at 1-800-732-0330. If you prefer, you can also write to the Public Reference Section at 450 Fifth Street, N.W., Washington, D.C. 20549.


                         ITEM 6. SELECTED FINANCIAL DATA


         Texas Capital Bancshares formed its wholly owned subsidiary, Texas Capital Bank, through the acquisition of Resource Bank, N.A. on December 18, 1998. Texas Capital Bancshares' financial statements include the operations of Texas Capital Bank (formerly Resource Bank) from December 18, 1998. The operations of Resource Bank prior to December 18, 1998 are shown separately as predecessor financial statements. See Note 1 to the consolidated financial statements.

                                               Texas Capital Bancshares                          Resource Bank
                                     ----------------------------------------------     ------------------------------
                                                                      March 1, 1998                    October 3, 1997
                                                                       (Inception)       January 1       (Inception)
                                      Year Ended      Year Ended         through          through          through
                                     December 31,     December 31,     December 31,     December 18,     December 31,
                                         2000             1999             1998             1998             1997
                                     ------------     ------------     ------------     ------------   ---------------
                                              (In thousands, except per share and percentage data)
SELECTED FINANCIAL DATA
For the period:
   Interest income                   $     55,769     $     14,414     $        213     $      1,097     $         86
   Interest expense                        32,930            6,166               32              377               10
   Net interest income                     22,839            8,248              181              720               76
   Provision for loan losses                6,135            2,687                1               69               30
   Net loss                               (16,497)          (9,298)            (739)            (346)            (222)
Period-end:
   Loans, net                             616,951          224,795           10,992                             1,502
   Assets                                 908,428          408,579           89,311                             8,060
   Deposits                               794,857          287,068           16,018                             3,386
   Federal funds purchased                 11,525               --               --                                --
   Short-term borrowings                    5,000           46,267               --                                --
   Other borrowings                         2,061               --               --                                --
   Shareholders' equity                    86,197           72,912           73,186                             4,638

PROFITABILITY STATISTICS
Earnings per share:
   Basic and diluted                        (1.89)           (1.23)           (1.23)

SELECTED BALANCE SHEET
   STATISTICS
Period-end:
   Total capital ratio                       11.0%            23.8%           267.0%                           184.65%
   Tier 1 capital ratio                       9.9%            23.0%           266.6%                           183.47%
   Tier 1 leverage ratio                      9.6%            21.5%           397.9%                            71.41%
   Reserve for loan losses to
     loans                                   1.42%            1.22%             .90%                             1.96%

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY OF PERFORMANCE

         Texas Capital Bancshares was formed on March 1, 1998 and conducts business through its subsidiary, Texas Capital Bank. Texas Capital Bank was formed through the acquisition of Resource Bank, N.A. on December 18, 1998. Prior to December 18, 1998, Texas Capital Bancshares had no substantive operations and focused its efforts primarily on raising capital. Since that time, Texas Capital Bancshares has focused on building an infrastructure to support the growth of the traditional banking operations of Texas Capital Bank, as well as establishing Internet banking through BankDirect, a division of Texas Capital Bank.

         The results of Texas Capital Bancshares for the years ended December 31, 2000 and December 31, 1999 include the results of Texas Capital Bank for the entire years and include the costs of establishing the infrastructure to support the traditional and Internet bank. The results of operations for the year ended December 31, 1998 include the results of operations at Texas Capital Bank (formerly Resource Bank) from the acquisition date through year-end. The results of Resource Bank prior to December 18, 1998 are presented separately as predecessor financial statements.

TEXAS CAPITAL BANCSHARES 2000 COMPARED TO 1999

         Texas Capital Bancshares recorded a net loss of $16.5 million for 2000 compared to $9.3 million for 1999. Basic and diluted earnings per common share were $(1.89) for 2000 and $(1.23) for 1999. Returns on average assets and average equity were (2.42)% and (20.02)%, respectively, for 2000 compared to (4.45)% and (12.13)%, respectively, for 1999.

         The increase in net loss for 2000 was due to an increase of $19.9 million or 131% in non-interest expenses, related primarily to infrastructure established by Texas Capital Bancshares to support Texas Capital Bank and BankDirect and an increase in loan loss provision of $3.5 million. Net interest income, totaled $22.8 million for 2000 compared to $8.3 million for 1999. The increase in net interest income was primarily due to a significant increase in average earning assets.

         Non-interest income increased by $1.6 million in 2000 to $2.0 million compared to $358,000 in 1999. The increase is in part due to an overall increase in deposits for 2000, which resulted in more service charges on deposit accounts. Also, Texas Capital Bank's trust income increased by $416,000, to $574,000 for 2000. Other non-interest income increased by $803,000 in 2000 primarily related to letter of credit fees, merchant fee income, investment fees, and rental income.

         Non-interest expense increased in 2000 to $35.2 million compared to $15.2 million in 1999. The increase was due primarily to the infrastructure that was established in 2000, which included an increase in total full time employees from 139 at December 31, 1999 to 234 at December 31, 2000. Also, Texas Capital Bancshares incurred advertising expenses of $4.2 million in 2000 compared to $2.1 million in 1999. 2000 advertising expenses included direct marketing and branding for Texas Capital Bank and BankDirect as well as American Airlines AAdvantage(R) minimum mile requirements and co-branded advertising with American Airlines AAdvantage(R). Also, the accrual of a $1.8 million contingent liability discussed in Note 15 in the consolidated financial statements increased the non-interest expense.

TEXAS CAPITAL BANCSHARES 1999 COMPARED TO 1998

         Texas Capital Bancshares recorded a net loss of $9.3 million for 1999 compared to $739,000 for 1998. Basic and diluted earnings per common share were $(1.23) for both 1999 and 1998. Returns on average assets and average equity were (4.45)% and (12.13)%, respectively, for 1999 compared to (5.83)% and (12.52)%, respectively, for 1998.

         The increase in net loss for 1999 was due to an increase of $14.3 million or 1,548% in non-operating expenses, related to infrastructure established by Texas Capital Bancshares to support Texas Capital Bank and BankDirect. Net interest income, totaled $8.3 million for 1999 compared to $181,000 for 1998. The increase in net interest income was primarily due to a significant increase in average earning assets.

         Non-interest income increased by $354,000 in 1999 to $358,000 compared to $4,000 in 1998. The increase is primarily due to overall increase in deposits for 1999, which resulted in more service charges on deposit accounts. Also, Texas Capital Bank's trust department was formed during 1999, which contributed $158,000 of additional fees. Other income increased by $72,000 in 1999 primarily related to letter of credit fees, merchant fee income, and other miscellaneous fees, which are a result of the large increase in deposits in 1999.

         Non-interest expense increased by $14.3 million in 1999 to $15.2 million compared to $923,000 in 1998. The increase was due primarily to the infrastructure that was established in 1999, which included an increase in total full time employees from 21 at December 31, 1998 to 139 at December 31, 1999. Texas Capital Bancshares added four additional locations in the Dallas/Fort Worth area during 1999. Also, Texas Capital Bancshares incurred advertising expenses of $2.1 million in 1999 compared to $0 in 1998. Advertising expenses included direct marketing and branding for Texas Capital Bank and BankDirect.

NET INTEREST INCOME

         Net interest income increased 176.9% to $22.8 million in 2000 compared to $8.3 million in 1999. The increase in net interest income was primarily due to a significant increase in average earning assets. Average earning assets increased by $451 million during 2000, primarily due to growth in Texas Capital Bank's commercial middle market lending and an investment of additional funds in securities. Additionally, the mix of earning assets improved during 2000. Average loans, which generally have higher yields than other types of earning assets, increased to 64.5% of earning assets in 2000 compared to 48.7% in 1999.

         Average interest bearing liabilities also increased by $428 million during 2000. The average cost of interest bearing liabilities increased in 2000 to 6.02% from 5.18% in 1999. The increase is largely due to higher rates paid to attract Internet deposits, as well as the overall rising interest rates.

VOLUME/RATE ANALYSIS

(In Thousands)                                       Texas Capital Bancshares
                             -------------------------------------------------------------------------
                                        2000/1999                             1999/1998(1)
                             ----------------------------------   ------------------------------------
                                            Change Due To(2)                      Change Due To(2)
                                         ----------------------                -----------------------
                              Change      Volume     Yield/Rate    Change       Volume      Yield/Rate
                             ---------   ---------   ----------   ---------    ---------    ----------
Interest income:
   Securities                $   8,048   $   6,820   $    1,228   $   5,385    $   5,307    $       78
   Loans                        31,989      27,516        4,473       7,516       10,586        (3,070)
   Federal funds sold            1,227         820          407         348          157           191
   Deposits in other banks          91           8           83        (145)        (145)           --
                             ---------   ---------   ----------   ---------    ---------    ----------
                                41,355      35,164        6,191      13,104       15,905        (2,801)
Interest expense:
   Transaction deposits            456         305          151          59           47            12
   Savings deposits             13,787      11,461        2,326       2,613        2,034           579
   Time deposits                11,897       9,706        2,191       2,489        2,531           (42)
   Borrowed funds                  624         448          176         596          977          (381)
                             ---------   ---------   ----------   ---------    ---------    ----------
                                26,764      21,920        4,844       5,757        5,589           168
                             ---------   ---------   ----------   ---------    ---------    ----------
Net interest income          $  14,591   $  13,244   $    1,347   $   7,347    $  10,316    $   (2,969)
                             =========   =========   ==========   =========    =========    ==========

(1) For the purpose of comparison, the table includes the operations of Texas Capital Bancshares and its predecessor, Resource Bank.
(2) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

         Net interest margin, the ratio of net interest income to average earning assets, decreased from 4.12% in 1999 to 3.51% in 2000. This decrease was due primarily to the effect of competitive pricing on loans in our primary markets, as well as a focus toward middle market lending, which are more aggressively priced. In addition, the cost of interest bearing liabilities increased by .84% in 2000, primarily due to higher interest rates offered.

         The financial service environment in Texas Capital Bank's primary markets is highly competitive due to a large number of commercial banks, thrifts, credit unions and brokerage firms. Additionally, many customers already had access to national and regional financial institutions for many products and services. Management expects that we will continue to be able to successfully compete with these financial institutions by delivering the products and services traditionally associated with a large bank with the responsiveness of a smaller, community bank.

         Net interest income totaled $8.3 million for 1999 compared to $901,000 for 1998. The increase in net interest income was primarily due to a significant increase in average earning assets. Average earning assets increased by $184 million during 1999, primarily due to growth related to Texas Capital Bank's focus on commercial middle markets and an investment of additional funds in securities. Additionally, the mix of earning assets improved during 1999. Average loans, which generally have higher yields than other types of earning assets, increased to 48.7% of earning assets in 1999 compared to 41.9% in 1998.

NON-INTEREST INCOME

(In Thousands)                                         Texas Capital Bancshares           Resource Bank
                                                ------------------------------------  ---------------------
                                                                                        Inception through
                                                       Year ended December 31,           December 31,
                                                   2000         1999        1998(1)           1997
                                                ----------   ----------   ----------  ---------------------
Service charges on deposit accounts             $      487   $      127   $       24       $        1
Trust fee income                                       574          158           --               --
Gain (loss) on sale of securities                       19           (1)          --               --
Other                                                  877           74           40                2
                                                ----------   ----------   ----------       ----------
Total non-interest income                       $    1,957   $      358   $       64       $        3
                                                ==========   ==========   ==========       ==========

(1) For the purpose of comparison, the table includes the operations of Texas Capital Bancshares and its predecessor, Resource Bank.

         Non-interest income for the year ended December 31, 2000 increased 447% to $2.0 million compared with $358,000 in 1999. Non-interest income was $64,000 in 1998. Service charges on deposit accounts, which are included in non-interest income, increased $360,000 or 283% due to the large increase in total deposits, which resulted in a higher volume of transactions. Service charges on deposit accounts contributed 24.9% of our non-interest income for 2000 compared to 35.5% in 1999. Trust fee income contributed 29.3% of non-interest income for 2000 compared to 44.1% for 1999. Our trust department was formed during 1999. Other non-interest income increased by $803,000, or 1.085% as compared to 1999 due to letter of credit fees, merchant fee income, investment fees, and rental income.

         While management expects continued growth in other operating revenue, the future rate of increase could be affected by increased competition from national and regional financial institutions. Continued growth may require us to introduce new products or to enter new markets. This growth introduces additional demands on capital and managerial resources.

NON-INTEREST EXPENSE

(In Thousands)                                         Texas Capital Bancshares           Resource Bank
                                                ------------------------------------  ---------------------
                                                                                        Inception through
                                                       Year ended December 31,           December 31,
                                                   2000         1999        1998(1)           1997
                                                ----------   ----------   ----------  ---------------------
Salaries and employee benefits                  $   15,330   $    7,761   $    1,012        $     136
Net occupancy expense                                4,122        1,825          269               38
Advertising                                          4,182        2,112            9               14
Legal and professional                               2,823        1,067          238               20
Communications and data processing                   1,804          496           87               11
Franchise taxes                                        145          181           11               22
Other                                                6,752        1,775          354               30
                                                ----------   ----------   ----------        ---------
Total                                           $   35,158   $   15,217   $    1,980        $     271
                                                ==========   ==========   ==========        =========

(1) For the purpose of comparison, the table includes the operations of Texas Capital Bancshares and its predecessor, Resource Bank.

         Non-interest expense totaled $35.1 million for 2000 compared to $15.2 million in 1999, an increase of 131%. Non-interest expense was $2.0 million in 1998. Approximately $7.6 million, or 38%, of this increase was related to salary and employee benefits. Total full time employees increased from 139 at December 31, 1999 to 234 at December 31, 2000. This increase was due to the continued creation of infrastructure for the traditional bank and BankDirect.

         Net occupancy expense for 2000 increased $2.3 million or 126%. The increase was primarily due to a complete year in the Bank's primary locations.

         Advertising expense for 2000 totaled $4.2 million compared to $2.1 million in 1999. Advertising expense includes direct marketing with print and online ads, branding for the traditional bank and BankDirect, and minimum miles and co-branding related to the American Airlines AAdvantage(R) program. Legal and professional expense for 2000 totaled $2.8 million compared to $1.1 million in 1999. The increase is partially due to costs related to obtaining final regulatory approval for the formation of a state chartered savings bank, an investment banking fee related to BankDirect, and normal legal and professional expenses related to operations. The amount also includes a $150,000 accrual related to legal expenses associated with the contingent liability discussed in
Note 15 in the Consolidated Financial Statements. Communications and data processing expenses increased to $1.8 million in 2000, as compared to $496,000 in 1999. This increase is due to the strong growth in our loans and deposits, which created significantly more transactions to be processed. Included in other expenses is a $1.8 million contingent liability related to merchant chargebacks. This contingent liability is discussed in Note 15 in the consolidated financial statements.

INCOME TAXES

         As Texas Capital Bancshares and Resource Bank incurred net operating losses for each period presented, there was no current or deferred provision for income taxes. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2000 and 1999, we had a net deferred tax asset of $9.1 million and $4.5 million, respectively, with a reserve equal to those amounts. Net operating loss carryforwards at December 31, 2000 and 1999 were $13.0 million and $9.2 million, respectively.

LINES OF BUSINESS

         The Company operates two principal lines of business under Texas Capital Bank (the "Bank"): the traditional bank and BankDirect, an Internet only bank. BankDirect has been a net provider of funds and the traditional bank has been a net user of funds. The Company has changed its method of reporting operating results for BankDirect and the traditional bank from the prior year. Previously, the Company allocated earning assets held by the traditional bank to BankDirect in amounts equal to BankDirect liabilities, less any non-earning assets. In order to provide a consistent measure of the net interest margin for BankDirect, the new method uses a multiple pool funds transfer rate to calculate credit for funds provided. This method takes into consideration the current market conditions during the reporting period. This method has been retroactively applied to prior year results.


TRADITIONAL BANKING
(In thousands)

                                                 Year Ended December 31
                                                  2000            1999
                                                --------        --------
Net interest income                             $ 20,860        $  8,132
Provision for loan losses                          6,135           2,687
Non-interest income                                1,927             356
Non-interest expense                              24,288          12,149
Net loss                                          (7,636)         (6,275)

Average assets                                   682,497         196,825
Total assets                                     908,412         357,072

Return on average assets                           (1.12)%         (3.19)%

BANKDIRECT
(In thousands)

                                                 Year Ended December 31
                                                  2000            1999
                                                --------        --------
Net interest income                             $  1,901        $    100
Non-interest income                                   30               2
Non-interest expense                               8,692           1,878
Net loss                                          (6,761)         (1,776)

TEXAS CAPITAL BANCSHARES

(In Thousands except Per Share Data)                                              2000
                                                         --------------------------------------------------------
                                                                    Selected Quarterly Financial Data
                                                         --------------------------------------------------------
                                                           Fourth          Third         Second          First
                                                         -----------    -----------    -----------    -----------
Interest income                                          $    18,683    $    16,050    $    12,450    $     8,586
Interest expense                                              11,173          9,656          7,194          4,907
                                                         -----------    -----------    -----------    -----------
Net interest income                                            7,510          6,394          5,256          3,679
Provision for loan losses                                      3,086          1,050          1,299            700
                                                         -----------    -----------    -----------    -----------
Net interest income after provision for loan
    losses                                                     4,424          5,344          3,957          2,979
Non-interest income                                              308            731            562            337
Securities gains (losses), net                                    18             --              1             --
Non-interest expense                                          10,710          9,075          9,087          6,286
                                                         -----------    -----------    -----------    -----------
Income (loss) before taxes                                    (5,960)        (3,000)        (4,567)        (2,970)
Income tax expense                                                --             --             --             --
                                                         -----------    -----------    -----------    -----------
Net loss                                                 $    (5,960)   $    (3,000)   $    (4,567)   $    (2,970)
                                                         ===========    ===========    ===========    ===========

Earnings per share:
    Basic and diluted                                           (.63)          (.32)          (.54)          (.39)
                                                         ===========    ===========    ===========    ===========

Average shares:
    Basic and diluted                                      9,437,000      9,437,000      8,391,000      7,592,000
                                                         ===========    ===========    ===========    ===========


                                                                                  1999
                                                         --------------------------------------------------------
                                                                      Selected Quarterly Financial Data
                                                         --------------------------------------------------------
                                                            Fourth         Third         Second          First
                                                         -----------    -----------    -----------    -----------
Interest income                                          $     6,362    $     4,145    $     2,435    $     1,472
Interest expense                                               3,327          1,896            737            206
                                                         -----------    -----------    -----------    -----------
Net interest income                                            3,035          2,249          1,698          1,266
Provision for loan losses                                      1,192            588            701            206
                                                         -----------    -----------    -----------    -----------
Net interest income after provision for loan
    losses                                                     1,843          1,661            997          1,060
Non-interest income                                              167            130             46             16
Securities gains (losses), net                                    (1)            --             --             --
Non-interest expense                                           5,651          4,197          3,276          2,093
                                                         -----------    -----------    -----------    -----------
Income (loss) before taxes                                    (3,642)        (2,406)        (2,233)        (1,017)
Income tax expense                                                --             --             --             --
                                                         -----------    -----------    -----------    -----------
Net loss                                                 $    (3,642)   $    (2,406)   $    (2,233)   $    (1,017)
                                                         ===========    ===========    ===========    ===========

Earnings per share:
    Basic and diluted                                           (.48)          (.32)          (.29)          (.14)
                                                         ===========    ===========    ===========    ===========

Average shares:
    Basic and diluted                                      7,635,000      7,651,000      7,661,000      7,312,000
                                                         ===========    ===========    ===========    ===========

ANALYSIS OF FINANCIAL CONDITION

SECURITIES PORTFOLIO

         Securities are identified as either held-to-maturity or available-for-sale based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. Held-to-maturity securities are carried at cost, adjusted for amortization of premiums or accretion of discounts. Available-for-sale securities are those that may be sold prior to maturity based upon asset/liability management decisions. Securities identified as available-for-sale are carried at fair value. Unrealized gains or losses on available-for-sale securities are recorded as accumulated other comprehensive income in shareholders' equity. Amortization of premiums or accretion of discounts on mortgage-backed securities is periodically adjusted for estimated prepayments.

         During 2000, we increased our securities portfolio by $49 million. The portfolio is primarily comprised of government agencies, mortgage-backed securities, and corporate bonds.

         Our unrealized loss on the securities portfolio value decreased from $3.2 million, which represented 1.91% of the amortized cost at December 31, 1999, to $482,000, which represented .23% of the amortized cost at December 31, 2000, due to a change in market interest rates.

         The average expected life of the mortgage-backed securities was 1.9 years at December 31, 2000. The effect of changes in interest rates on our earnings and equity is discussed in the Market Risk section of this report.

         The following presents the book values and fair values of the securities portfolio at December 31, 2000, 1999 and 1998. At December 31, 2000, we had securities from two issuers that exceeded 10% of equity. The issuers were PNC Mortgage Securities and Sears. Amortized costs were $11 million and $9.9 million, respectively. Fair value of the securities was $10.9 million and $9.8 million, respectively. At December 31, 1999, we had securities from three issuers that exceeded 10% of equity. The issuers were Bear Stearns Mortgage, PNC Mortgage Securities, and Sears. Amortized costs of securities from each issuer were, $9.2 million, $13.3 million, and $9.9 million, respectively. Fair values of the securities were $9.1 million, $12.9 million, and $9.9 million, respectively. Additional information regarding the securities portfolio is presented in Note 3 to the Consolidated Financial Statements.

SECURITIES

(In Thousands)                                           Texas Capital Bancshares
                            --------------------------------------------------------------------------------
                                December 31, 2000          December 31, 1999           December 31, 1998
                            -------------------------  -------------------------   -------------------------
                             Amortized                  Amortized                   Amortized
                               Cost        Fair Value     Cost        Fair Value      Cost        Fair Value
                            -----------    ----------  -----------    ----------   -----------    ----------
Available-for-sale:
   U.S. Government Agency   $    71,488    $   70,847  $    72,846    $   70,586   $     3,000    $    2,996
   Mortgage backed               76,957        77,088       58,463        57,716            --            --
     securities
   Other debt securities         31,726        31,755       31,823        31,632            --            --
   Equity securities              5,262         5,262        4,475         4,475           175           175
                            -----------    ----------  -----------    ----------   -----------    ----------
Total available-for-sale        185,433       184,952  $   167,607    $  164,409   $     3,175    $    3,171
                                                       ===========    ==========   ===========    ==========

Held-to-maturity:
   Other debt securities         28,366        28,539
                            -----------    ----------
Total held-to-maturity           28,366        28,539
                            -----------    ----------
Total securities            $   213,799    $  213,491
                            ===========    ==========

LOAN PORTFOLIO

         Loans increased $402 million or 176% during 2000. Commercial loans increased by $173 million or 113% over 1999. This strong growth in commercial loans results primarily from our focus on middle market lending. Commercial loans now comprise 51.8% of total loans compared to 67.1% at December 31, 1999. Total construction loans grew by $72.4 million or 626% during 2000. Total permanent real estate loans grew by $114 million or 221%. Total real estate loans comprise 39.8% of total loans at December 31, 2000 compared to 27.8% at December 31, 1999. This increase is a result of the establishment of a real estate group in the last quarter of 1999. Additionally, total consumer loans grew $41.7 million, or 362% which includes $17.1 million in leases.

LOANS

(In Thousands)                              Texas Capital Bancshares            Resource Bank
                                   ------------------------------------------   -------------
                                   December 31,   December 31,   December 31,    December 31,
                                       2000           1999           1998           1997
                                   ------------   ------------   ------------   -------------
Commercial                         $    325,774   $    152,749   $      2,227   $       1,119
Construction                             83,931         11,565          4,554              --
Real estate                             166,219         51,779          3,142             352
Consumer                                 36,092         10,865          1,169              61
Leases                                   17,093            642             --              --
                                   ------------   ------------   ------------   -------------
Total                              $    629,109   $    227,600   $     11,092   $       1,532
                                   ============   ============   ============   =============

         We continue to lend primarily in Texas. Notable loan concentrations by primary borrowers industry are discussed in Note 4 to the Consolidated Financial Statements.

LOAN MATURITY AND INTEREST RATE SENSITIVITY ON DECEMBER 31, 2000

                                                                      Remaining Maturities of Selected Loans
                                                                    ------------------------------------------
(In Thousands)                                            Total     Within 1 Year   1-5 Years   After 5 Years
                                                        ----------  -------------  -----------  --------------
Loan maturity:
   Commercial                                           $  325,774  $     148,283  $   160,305  $       17,186
   Construction                                             83,931         46,710       35,359           1,862
                                                        ----------  -------------  -----------  --------------
Total                                                   $  409,705  $     194,993  $   195,664  $       19,048
                                                        ==========  =============  ===========  ==============

Interest rate sensitivity for selected loans with:
   Predetermined interest rates                         $   24,059  $       2,744  $    19,950  $        1,365
   Floating or adjustable interest rates                   385,646        192,249      175,714          17,683
                                                        ----------  -------------  -----------  --------------
Total                                                   $  409,705  $     194,993  $   195,664  $       19,048
                                                        ==========  =============  ===========  ==============

SUMMARY OF LOAN LOSS EXPERIENCE

         The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management's assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $6.1 million for 2000, $2.7 million for 1999, and $70,000 for 1998. These provisions were made to reflect management's assessment of the risk of loan losses specifically including risk associated with the continued rapid growth in the loan portfolio and the unseasoned nature of the current portfolio.

         The reserve for loan losses is comprised of specific reserves assigned to classified loans and general reserves. We continuously evaluate our reserve for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Factors contributing to the determination of specific reserves include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All loans rated substandard or worse and greater than $250,000 are specifically reviewed and a specific allocation is assigned based on the losses expected to be realized from those loans. The expected future cash flows of principal and interest, discounted at the contractual interest rate, are compared to the current carrying value of the asset. As of December 31, 2000, there were $12.9 million in loans rated substandard or worse. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans greater than $50,000. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate that portion of the required reserve assigned to unfunded loan commitments.

         The reserve allocation percentages assigned to each credit grade have been developed based on industry averages and the prior experience of executive management. The unallocated portion of the general reserve serves to compensate for the uncertainty in estimating loan losses in a largely unseasoned portfolio. In addition, the reserve considers the results of reviews performed by independent third party reviewers and loss experience trends of peer banks.

         The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in actual credit losses. The changes are reflected in the general reserve. As we begin to have loss experience, historical loss ratios will be tracked. Currently, the review of reserve adequacy is performed by executive management and presented to the Board of Directors for their review, consideration and ratification on a quarterly basis.

         The reserve for loans losses, which is available to absorb losses inherent in the loan portfolio, totaled $8.9 million at December 31, 2000, $2.8 million at December 31, 1999 and $100,000 at December 31, 1998. This represents 1.42%, 1.22% and .90% of total loans at December 31, 2000, 1999 and 1998, respectively.

         The table below presents a summary of the loan loss experience for the past four years.

SUMMARY OF LOAN LOSS EXPERIENCE

(In Thousands)                                                Texas Capital Bancshares                      Resource Bank
                                                     --------------------------------------------    ----------------------------
                                                        Year            Year         Inception        January 1,      Inception
                                                        Ended           Ended          through       1998 through       through
                                                     December 31,    December 31,    December 31,    December 18,    December 31,
                                                         2000            1999            1998            1998            1997
                                                     ------------    ------------    ------------    ------------    ------------
Beginning balance                                    $      2,775    $        100    $         --    $         30    $         --
Loans charged-off:
   Consumer                                                    --              12              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------
Total                                                          --              12              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------
Provision for loan losses                                   6,135           2,687               1              69              30
Additions due to acquisition of Resource Bank                  --              --              99              --              --
                                                     ------------    ------------    ------------    ------------    ------------
Ending balance                                       $      8,910    $      2,775    $        100    $         99    $         30
                                                     ============    ============    ============    ============    ============

Reserve for loan losses to loans outstanding                 1.42%           1.22%            .90%                           1.96%
   at year-end
Net chargeoffs to average loans                                --              --              --                              --
Provision for loan losses to average loans                   1.44%           2.73%             --                           22.72%
Recoveries to gross charge-offs                                --              --              --                              --
Reserve as a multiple of net charge-offs                       --              --              --                              --
Problem loans:
   Loans past due (90 days)                          $         --    $         --    $         15                    $         --
   Non-accrual                                                 --              --              --                              --
   Renegotiated                                                --              --              --                              --
                                                     ------------    ------------    ------------                    ------------
Total                                                $         --    $         --    $         15                    $         --
                                                     ============    ============    ============                    ============

LOAN LOSS RESERVE ALLOCATION

(In Thousands)                                        Texas Capital Bancshares                           Resource Bank
                                 -----------------------------------------------------------------    -------------------
                                  December 31, 2000      December 31, 1999      December 31, 1998      December 31, 1997
                                 -------------------    -------------------    -------------------    -------------------
                                              % of                   % of                   % of                   % of
                                  Reserve     Loans      Reserve     Loans      Reserve     Loans      Reserve     Loans
                                 ---------   -------    ---------   -------    ---------   -------    ---------   -------
Loan category:
   Commercial                    $   3,136        52%   $   1,428        67%   $      --        20%   $      --        73%
   Construction                        498        13          174         5           --        41           --        --
   Real estate                       2,250        26          499        23           --        28           --        23
   Consumer                            144         6          187         5           --        11           --         4
   Leases                              384         3           --        --           --        --           --        --
   Non-specific allowance            2,498        --          487        --          100        --           30        --
                                 ---------   -------    ---------   -------    ---------   -------    ---------   -------
Total                            $   8,910       100%   $   2,775       100%   $     100       100%   $      30       100%
                                 =========   =======    =========   =======    =========   =======    =========   =======

NON-PERFORMING ASSETS

         We had one non-performing lease at December 31, 2000 and no non-performing loans or other real estate at December 31, 1999 and 1998.

DEPOSITS

         Average deposits for 2000 increased $456 million compared to 1999. Demand deposits, interest-bearing transaction accounts, savings, and time deposits increased by $36 million, $16 million, $229 million and $175 million, respectively. The average cost of deposits increased in 2000 due to higher market interest rates. In addition, the Internet bank offered higher rates in order to compete with other Internet banks.

DEPOSIT ANALYSIS

(In Thousands)                            Texas Capital Bancshares
                                              Average Balances
                                    ------------------------------------
                                       2000         1999         1998
                                    ----------   ----------   ----------
Non-interest bearing                $   48,483   $   12,371   $    1,500
Interest bearing transaction            19,198        3,417          448
Savings                                283,594       54,423        2,696
Time deposits                          224,933       50,020        5,126
                                    ----------   ----------   ----------
Total average deposits              $  576,208   $  120,231   $    9,770
                                    ==========   ==========   ==========

         Uninsured deposits increased to 50.0% of total deposits for 2000 compared to 20.16% in 1999. Uninsured deposits included approximately $26.3 million of brokered deposits at December 31, 1999. Uninsured deposits as used in this presentation is based on a simple analysis of account balances and does not reflect combined ownership and other account styling that would determine insurance based on FDIC regulations.

MATURITY OF DOMESTIC CDS AND OTHER TIME DEPOSITS IN AMOUNTS OF $100,000 OR MORE

(In Thousands)                              Texas Capital Bancshares
                                  ------------------------------------------
                                  December 31,   December 31,   December 31,
                                      2000           1999           1998
                                  ------------   ------------   ------------
Months to maturity:
    3 or less                     $     51,579   $     19,890   $      1,141
    Over 3 through 6                    28,588         14,036          1,721
    Over 6 through 12                   28,739         16,213          2,021
    Over 12                              7,431          7,742            306
                                  ------------   ------------   ------------
Total                             $    116,337   $     57,881   $      5,189
                                  ============   ============   ============

         We compete for deposits by offering a broad range of products and services to our customers. While this includes offering competitive interest rates and fees, the primary means of competing for deposits is convenience and service to the customers. However, our strategy to provide service and convenience to customers does not include a large branch network. The traditional bank offers five full service branches, courier services, and online banking. BankDirect serves its customers primarily through online banking.

BORROWINGS AND CAPITAL

         We use several borrowing sources to supplement deposits as a funding source to support loan and securities growth. These include Federal Funds purchased and advances from the Federal Home Loan Bank. Average borrowed funds increased $8.3 million over 1999. The maximum amount outstanding at any month-end in 2000 was $41.9 million, as compared to $46.3 million in 1999.

         Interest rates and maturity dates for the various sources of funds are matched with specific types of assets in the asset/liability management process. See Note 7 in the Consolidated Financial Statements for an additional description of our borrowings.

         Our equity capital averaged $82.4 million for 2000 as compared to $77 million in 1999. See Note 11 in the Consolidated Financial Statements for additional information regarding the capital adequacy of Texas Capital Bancshares and Texas Capital Bank.

NEW ACCOUNTING STANDARDS

         During 1998, the Financial Accounting Standards Board adopted Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS
133). The effective date for SFAS 133 has been deferred until fiscal years beginning after June 15, 2000. We adopted SFAS 133 effective January 1, 2001. SFAS 133 requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that do not qualify for special hedge accounting treatment must be adjusted to fair value through income. If the derivative qualifies for hedge accounting, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against changes in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Adoption of SFAS 133 did not have a material impact on our financial statements

TEXAS CAPITAL BANCSHARES, INC.
ANNUAL FINANCIAL SUMMARY - UNAUDITED
CONSOLIDATED DAILY AVERAGE BALANCES, AVERAGE YIELDS AND RATES
(In Thousands except Per Share and Percentage Data)

                                                                     Texas Capital Bancshares
                              -----------------------------------------------------------------------------------------------------
                                       Year ended 2000                    Year ended 1999                    Year ended 1998
                              --------------------------------   --------------------------------   -------------------------------
                               Average     Revenue/    Yield/     Average   Revenue/     Yield/      Average   Revenue/     Yield/
                               Balance   Expense (1)    Rate      Balance    Expense      Rate       Balance    Expense     Rate
                              ---------  -----------  --------   ---------  ---------  ----------   ---------  ---------  ---------
Assets
   Taxable securities         $ 202,955  $    13,608      6.70%  $  91,092  $   5,560        6.10%  $   2,908  $     175  $    6.02%
   Federal funds sold            28,025        1,778      6.34%     11,260        551        4.89%      6,358        203       3.19%
   Deposits in other banks          348          101     28.99%        193         10        5.18%                   155
   Loans                        424,782       40,282      9.48%     98,408      8,293        8.43%      6,729        777      11.55%
     Less reserve for loan
       losses                     4,619           --        --         874         --          --          50         --         --
                              ---------  -----------  --------   ---------  ---------  ----------   ---------  ---------  ---------
   Loans, net                   420,163       40,282                97,534      8,293        8.50%      6,679        777      11.63%
                              ---------  -----------  --------   ---------  ---------  ----------   ---------  ---------  ---------
     Total earning assets       651,491       55,769      8.56%    200,079     14,414        7.20%     15,945      1,310       8.22%
   Cash and other assets         31,023                              8,951                              2,660
                              ---------                          ---------                          ---------
     Total assets             $ 682,514                          $ 209,030                          $  18,605
                              =========                          =========                          =========

Liabilities and
     Shareholders' Equity
   Transaction deposits       $  19,198  $       522      2.72%  $   3,417  $      66        1.93%  $     448  $       7       1.56%
   Savings deposits             283,594       16,506      5.82%     54,423      2,719        5.00%      2,696        106       3.93%
   Time deposits                224,933       14,675      6.52%     50,020      2,778        5.55%      5,126        289       5.64%
                              ---------  -----------  --------   ---------  ---------  ----------   ---------  ---------  ---------
     Total interest-
       bearing deposits         527,725       31,703      6.01%    107,860      5,563        5.16%      8,270        402       4.86%
   Other borrowings              19,579        1,227      6.27%     11,251        603        5.37%         80          7       8.75%
                              ---------  -----------  --------   ---------  ---------  ----------   ---------  ---------  ---------
     Total interest-
       bearing
       liabilities              547,304       32,930      6.02%    119,111      6,166        5.18%      8,350        409       4.90%
   Demand deposits               48,483                             12,371                              1,500
   Other liabilities              4,326                                899                                 89
   Shareholders' equity          82,401                             76,649                              8,666
                              ---------                          ---------                          ---------
     Total liabilities
       and shareholders'
       equity                 $ 682,514                          $ 209,030                          $  18,605
                              =========                          =========                          =========

Net interest income                      $    22,839                        $   8,248                          $     901
Net interest income to
   earning assets                                         3.51%                              4.12%                             5.65%
                                         ---------------------              ---------------------              --------------------

Net interest income                      $  22,839                          $   8,248                          $     901
Provision for loan losses                    6,135                              2,687                                 70
Non-interest income                          1,957                                358                                 64
Non-interest expense                        35,158                             15,217                              1,980
                                         ---------                          ---------                          ---------
   Loss before taxes                       (16,497)                            (9,298)                            (1,085)
Federal and state income
   tax                                          --                                 --                                 --
                                         ---------                          ---------                          ---------
   Net loss                              $ (16,497)                         $  (9,298)                         $  (1,085)
                                         =========                          =========                          =========


Return on equity                            (20.02)%                           (12.13)%                           (12.52)%
                                         =========                          =========                          =========
Return on assets                             (2.42)%                            (4.45)%                            (5.83)%
                                         =========                          =========                          =========
Equity to assets                             12.07%                             36.67%                             46.58%
                                         =========                          =========                          =========

(1) Revenue from deposits in other banks includes interest earned on capital while held in an escrow account.

                      ITEM 7A. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


         Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices, and/or equity prices. Additionally, the financial instruments subject to market risk can be classified either as held for trading purposes or held for other than trading.

         We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets held for purposes other than trading. The effect of other changes, such as foreign exchange rates, commodity prices, and/or equity prices do not pose significant market risk to us.

         The responsibility for managing market risk rests with the Balance Sheet Management Committee (BSMC), which operates under policy guidelines established by the Board of Directors. The negative acceptable variation in net interest income due to a 200 basis point increase or decrease in interest rates is generally limited by these guidelines to +/- 10%. These guidelines also establish maximum levels for short-term borrowings, short-term assets, and public and brokered deposits. They also establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is the ongoing responsibility of the BSMC, with exceptions reported to the full Board on a quarterly basis.

INTEREST RATE RISK MANAGEMENT

         We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. Currently, gap analysis is used to estimate the effect of changes in interest rates over the next 12 months based on three interest rate scenarios. These are a "most likely" rate scenario and two "shock test" scenarios. The first assuming a sustained parallel 200 basis point increase and the second a sustained parallel 200 basis point decrease in interest rates.

         An independent source is used to determine the most likely interest rates for the next year. The Federal Reserve's Federal Funds target affects short-term borrowing; the prime lending rate and the London Interbank Offering Rate (LIBOR) are the basis for most of the variable-rate loan pricing. The 30-year mortgage rate is also monitored because of its effect on prepayment speeds for mortgage-backed securities. These are our primary interest rate exposures. We are currently not using derivatives.

         The model incorporates assumptions regarding the level of interest rate or balance changes on indeterminable maturity deposits (demand deposits, interest-bearing transaction accounts and savings accounts) for a given level of market rate changes. The assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Changes in prepayment behavior of mortgage-backed securities, residential, and commercial mortgage loans in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. The impact of planned growth and new business activities is factored into the simulation model.

         This modeling indicated interest rate sensitivity is as follows:

(In Thousands)                                               Texas Capital Bancshares
                                -----------------------------------------------------------------------------------
                                                  Anticipated Impact Over the Next Twelve Months
                                                       as Compared to Most Likely Scenario
                                -----------------------------------------------------------------------------------
                                  200 bp Increase       200 bp Decrease      200 bp Increase      200 bp Decrease
                                 December 31, 2000     December 31, 2000    December 31, 1999    December 31, 1999
                                ---------------------  ------------------   -------------------  ------------------
Change in net interest income         $ 2,278                $(3,082)            $    681              $  (772)

         The estimated changes in interest rates on net interest income are within guidelines established by the Board of Directors for all interest rate scenarios.

         The simulations used to manage market risk are based on numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows, and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies, among other factors.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Index to Financial Statements

Consolidated Financial Statements                                                                   Page Reference
Report of Independent Auditors                                                                            37

Consolidated Balance Sheets - Texas Capital Bancshares: December 31, 2000 and                             38
    December 31, 1999

Consolidated Statements of Operations - Texas Capital Bancshares: Years ended                             39
    December 31, 2000 and December 31, 1999 and March 1, 1998 (inception) through
    December 31, 1998; Resource Bank: January 1, 1998 through December 18, 1998

Consolidated Statements of Changes in Shareholders' Equity - Texas Capital Bancshares:                    40
    Years ended December 31, 2000 and December 31, 1999 and March 1, 1998 (inception)
    through December 31, 1998; Resource Bank: January 1, 1998 through December 18, 1998

Consolidated Statements of Cash Flows - Texas Capital Bancshares: Years ended                             42
    December 31, 2000 and December 31, 1999 and March 1, 1998 (inception) through
    December 31,1998; Resource Bank: January 1, 1998 through December 18, 1998

Notes to Consolidated Financial Statements                                                                43

Ernst & Young LLP
Suite 1500
2121 San Jacinto Street
Dallas, Texas  75201




Report of Independent Auditors

The Shareholders and Board of Directors
Texas Capital Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Texas Capital Bancshares, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations, changes in shareholders' equity and cash flows of Texas Capital Bancshares, Inc. from March 1, 1998 (inception) through December 31, 1998, and the statements of operations, changes in shareholders' equity and cash flows of Resource Bank, N.A. from January 1, 1998 through December 18, 1998 were audited by other auditors whose reports dated March 25, 1999 and April 27, 2000, respectively, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2000 and 1999 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Capital Bancshares, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



                                                /s/ ERNST & YOUNG LLP

February 21, 2001

Consolidated Balance Sheets
(In Thousands except Share Data)


                                                                               Texas Capital Bancshares
                                                                               ------------------------
                                                                                      December 31
                                                                                  2000          1999
                                                                               ----------    ----------
ASSETS
Cash and due from banks                                                        $   29,431    $    8,428
Federal funds sold                                                                 30,860           120
Securities, available-for-sale                                                    184,952       164,409
Securities, held-to-maturity (fair value of $28,539)                               28,366            --
Loans, net                                                                        616,951       224,795
Premises and equipment, net                                                         6,111         4,411
Accrued interest receivable and other assets                                       10,136         4,671
Goodwill, net                                                                       1,621         1,745
                                                                               ----------    ----------
Total assets                                                                   $  908,428    $  408,579
                                                                               ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Non-interest bearing                                                       $   71,856    $   25,666
    Interest-bearing                                                              723,001       261,402
                                                                               ----------    ----------
                                                                                  794,857       287,068

Accrued interest payable                                                            3,653         1,258
Other liabilities                                                                   5,135         1,074
Federal funds purchased                                                            11,525            --
Short-term borrowings                                                               5,000        46,267
Other borrowings                                                                    2,061            --
                                                                               ----------    ----------
Total liabilities                                                                 822,231       335,667

Commitments and contingencies--Note 15

Shareholders' equity:
    Common stock, $.01 par value:
       Authorized shares - 20,000,000
       Issued shares - 9,170,417 and 7,259,520 at December 31, 2000 and
          1999, respectively                                                           92            73
    Series A-1 Non-voting common stock, $.01 par value:
       Issued shares -387,508 and 426,694 at December 31, 2000 and
          1999, respectively                                                            4             4
    Additional paid-in capital                                                    113,971        86,917
    Accumulated deficit                                                           (26,534)      (10,037)
    Treasury stock (shares at cost: 110,414 and 92,528 at December 31,
       2000 and 1999, respectively)                                                (1,427)       (1,169)
    Deferred compensation                                                             573           322
    Accumulated other comprehensive loss                                             (482)       (3,198)
                                                                               ----------    ----------
Total shareholders' equity                                                         86,197        72,912
                                                                               ----------    ----------
Total liabilities and shareholders' equity                                     $  908,428    $  408,579
                                                                               ==========    ==========

See accompanying notes.

Consolidated Statements of Operations
(In Thousands except Share Data)


                                                               Texas Capital Bancshares              Resource Bank
                                                    ---------------------------------------------    -------------
                                                                                    March 1, 1998      January 1,
                                                                                     (Inception)         1998
                                                     Year ended      Year ended        through          through
                                                    December 31,    December 31,     December 31,     December 18,
                                                        2000            1999             1998            1998
                                                    ------------    ------------    -------------    -------------
Interest income:
    Interest and fees on loans                      $     40,282    $      8,293    $          40    $         737
    Securities                                            13,608           5,560                8              167
    Federal funds sold                                     1,778             551               12              191
    Deposits in other banks                                  101              10              153                2
                                                    ------------    ------------    -------------    -------------
Total interest income                                     55,769          14,414              213            1,097

Interest expense:
    Deposits                                              31,703           5,563               25              377
    Federal funds purchased                                  485              --               --               --
    Short-term borrowings                                    742             603                7               --
                                                    ------------    ------------    -------------    -------------
Total interest expense                                    32,930           6,166               32              377
                                                    ------------    ------------    -------------    -------------
Net interest income                                       22,839           8,248              181              720
Provision for loan losses                                  6,135           2,687                1               69
                                                    ------------    ------------    -------------    -------------
Net interest income after provision for loan
    losses                                                16,704           5,561              180              651
Non-interest income:
    Service charges on deposit accounts                      487             127                2               22
    Trust fee income                                         574             158               --               --
    Gain (loss) on sale of securities                         19              (1)              --               --
    Other                                                    877              74                2               38
                                                    ------------    ------------    -------------    -------------
Total non-interest income                                  1,957             358                4               60
Non-interest expense:
    Salaries and employee benefits                        15,330           7,761              378              634
    Net occupancy expense                                  4,122           1,825              103              166
    Advertising                                            4,182           2,112               --                9
    Legal and professional                                 2,823           1,067              177               61
    Communications and data processing                     1,804             496               14               73
    Franchise taxes                                          145             181                4                7
    Other                                                  6,752           1,775              247              107
                                                    ------------    ------------    -------------    -------------
Total non-interest expense                                35,158          15,217              923            1,057
                                                    ------------    ------------    -------------    -------------

Loss before income taxes                                 (16,497)         (9,298)            (739)            (346)
Income tax expense (benefit)                                  --              --               --               --
                                                    ------------    ------------    -------------    -------------
Net loss                                            $    (16,497)   $     (9,298)   $        (739)   $        (346)
                                                    ============    ============    =============    =============

Loss per share:
    Basic and diluted                               $      (1.89)   $      (1.23)   $       (1.23)
                                                    ============    ============    =============

See accompanying notes.

Consolidated Statements of Changes in Shareholders' Equity
(In Thousands except Share Data)


                                                                                       Texas Capital Bancshares
                               ----------------------------------------------------------------------------------
                                                                  Series A-1
                                                                  Non-voting
                                        Common Stock             Common Stock
                                 ---------------------------------------------------
                                                                                        Additional    Accumu-
                                                                                         Paid-in       lated
                                   Shares        Amount       Shares        Amount        Capital     Deficit
                                 ----------    ----------   ----------    ----------    ----------   ----------
Balance at March 1, 1998
   (inception)                           --    $       --           --    $       --    $       --   $       --
Comprehensive income (loss):
   Net loss                              --            --           --            --            --         (739)
   Change in unrealized
     loss on available-
     for-sale securities                 --            --           --            --            --           --
Total comprehensive income
   (loss)
Stock issued                      5,667,463            56      474,870             5        67,706           --
Stock issued in acquisition
   of Resource Bank, N.A            492,978             5           --            --         6,157           --
                                 ----------    ----------   ----------    ----------    ----------   ----------
Balance at December 31, 1998      6,160,441            61      474,870             5        73,863         (739)
Comprehensive income (loss):
   Net loss                              --            --           --            --            --       (9,298)
   Change in unrealized loss
     on available-for-sale
     securities, net of
     reclassification
     amount of $1                        --            --           --            --            --           --
Total comprehensive income
   (loss)
Stock issued                      1,050,903            11           --            --        13,054           --
Transfers                            48,176             1      (48,176)           (1)           --           --
Purchase of treasury stock               --            --           --            --            --           --
Deferred compensation
   arrangement                           --            --           --            --            --           --
                                 ----------    ----------   ----------    ----------    ----------   ----------
Balance at December 31, 1999      7,259,520            73      426,694             4       86,917       (10,037)
Comprehensive income (loss):
   Net loss                              --            --           --            --            --      (16,497)
   Change in unrealized
     loss on available-for-
     sale securities, net of
     reclassification
     amount of $19                       --            --           --            --            --           --
Total comprehensive income
   (loss)
Stock issued                      1,871,711            19                                   27,054
Transfers                            39,186            --      (39,186)           --            --           --
Purchase of treasury
   stock                                 --            --           --            --            --           --
Sale of treasury stock                   --            --           --            --            --           --
Deferred compensation
   arrangement                           --            --           --            --            --           --
                                 ----------    ----------   ----------    ----------    ----------   ----------
Balance at December 31, 2000      9,170,417    $       92      387,508    $        4    $  113,971   $  (26,534)
                                 ==========    ==========   ==========    ==========    ==========   ==========

                                 -----------------------------------------------------------------


                                    Treasury Stock                       Accumulated
                                 ----------------------                     Other
                                                            Deferred       Compre-
                                                            Compen-       hensive
                                  Shares       Amount       sation      Income (Loss)      Total
                                 ---------    ---------    ---------    -------------    ---------
Balance at March 1, 1998
   (inception)                          --    $      --    $      --    $          --    $      --
Comprehensive income (loss):
   Net loss                             --           --           --               --         (739)
   Change in unrealized loss
     on available-for-sale
     securities                         --           --           --               (4)          (4)
                                                                                          ---------
Total comprehensive income
   (loss)                                                                                     (743)
Stock issued                            --           --           --               --       67,767
Stock issued in
   acquisition of
   Resource Bank, N.A                   --           --           --               --        6,162
                                 ---------    ---------    ---------    -------------    ---------
Balance at December 31, 1998            --           --           --               (4)      73,186
Comprehensive income (loss):
   Net loss                                          --           --           --           (9,298)
   Change in unrealized
     loss on available-for-
     sale securities, net of
     reclassification
     amount of $1                       --           --           --           (3,194)      (3,194)
                                                                                         ---------
Total comprehensive income
   (loss)                                                                                  (12,492)
Stock issued                            --           --           --               --       13,065
Transfers                               --           --           --               --           --
Purchase of treasury stock         (67,721)        (847)          --               --         (847)
Deferred compensation
   arrangement                     (24,807)        (322)         322               --           --
                                 ---------    ---------    ---------    -------------    ---------
Balance at December 31, 1999       (92,528)      (1,169)         322           (3,198)      72,912
Comprehensive income (loss):
   Net loss                             --           --           --               --      (16,497)
   Change in unrealized
     loss on available-for-
     sale securities, net of
     reclassification
     amount of $19                      --           --           --            2,716        2,716
                                                                                         ---------
Total comprehensive income
   (loss)                                                                                  (13,781)
Stock issued                                                                                27,073
Transfers                               --           --           --               --           --
Purchase of treasury stock         (11,556)        (144)          --               --         (144)
Sale of treasury stock              11,000          137           --               --          137
Deferred compensation
   arrangement                     (17,330)        (251)         251               --           --
                                 ---------    ---------    ---------    -------------    ---------
Balance at December 31, 2000     $(110,414)   $  (1,427)   $     573    $        (482)   $  86,197
                                 =========    =========    =========    =============    =========

(In Thousands except Share Data)


                                                            Resource Bank
                                    --------------------------------------------------------------
                                                             Additional
                                         Common Stock         Paid-in     Accumulated
                                      Shares       Amount     Capital       Deficit        Total
                                    ----------   ---------   ----------   -----------    ---------
Balance at January 1, 1998           1,250,000   $   2,500   $    2,500   $      (362)   $   4,638
 Net loss                                   --          --           --          (346)        (346)
                                    ----------   ---------   ----------   -----------    ---------
Balance at December 18, 1998         1,250,000   $   2,500   $    2,500   $      (708)   $   4,292
                                    ==========   =========   ==========   ===========    =========

See accompanying notes.

Consolidated Statements of Cash Flows
(In Thousands)


                                                                        Texas Capital Bancshares              Resource Bank
                                                             ---------------------------------------------    -------------
                                                                                             March 1, 1998      January 1,
                                                                                              (Inception)          1998
                                                              Year ended      Year ended        through          through
                                                             December 31,    December 31,     December 31,     December 18,
                                                                 2000            1999             1998             1998
                                                             ------------    ------------    -------------    -------------
OPERATING ACTIVITIES
Net loss                                                     $    (16,497)   $     (9,298)   $        (739)   $        (346)
Adjustments to reconcile net loss to net cash used in
        operating activities:
    Provision for loan losses                                       6,135           2,687                1               69
    Depreciation and amortization                                   1,599             715                3               91
    Amortization and accretion on securities                         (418)            (72)              --               --
    (Gain) loss on sale of securities                                 (19)              1               --               --
    Changes in operating assets and liabilities:
      Accrued interest receivable and other assets                 (5,465)         (4,291)            (260)             (70)
      Accrued interest payable and other liabilities                6,456           2,225              (40)             111
                                                             ------------    ------------    -------------    -------------
Net cash used in operating activities                              (8,209)         (8,033)          (1,035)            (145)

INVESTING ACTIVITIES
Cash and cash equivalents from acquisitions, net                       --              --            5,062               --
Purchases of available-for-sale securities                       (146,124)       (192,732)              --           (1,010)
Proceeds from sales of available-for-sale securities              110,498          24,697               --               --
Purchase of held-to-maturity securities                           (28,226)             --               --               --
Principal payments received on securities                          18,096           3,674               --               --
Net (increase) decrease in loans                                 (398,291)       (216,490)              10           (9,570)
Purchase of premises and equipment, net                            (3,175)         (4,624)            (135)             (10)
                                                             ------------    ------------    -------------    -------------
Net cash provided by (used in) investing activities              (447,222)       (385,475)           4,937          (10,590)

FINANCING ACTIVITIES
Net increase in checking, money market, and savings
   accounts                                                       313,025         175,994              557            2,969
Net increase in certificates of deposit                           194,764          95,056              295            8,811
Sale of common stock                                               27,073          13,065           67,767               --
Borrowings from (repayments to) FHLB                              (41,267)         46,267               --               --
Net other borrowings                                                2,061              --               --               --
Net federal funds purchased                                        11,525              --               --               --
Purchase of treasury stock, net                                        (7)           (847)              --               --
                                                             ------------    ------------    -------------    -------------
Net cash provided by financing activities                         507,174         329,535           68,619           11,780
                                                             ------------    ------------    -------------    -------------

Net increase (decrease) in cash and cash equivalents
                                                                   51,743         (63,973)          72,521            1,045
Cash and cash equivalents, beginning of period                      8,548          72,521               --            4,017
                                                             ------------    ------------    -------------    -------------
Cash and cash equivalents, end of period                     $     60,291    $      8,548    $      72,521    $       5,062
                                                             ============    ============    =============    =============

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                     $     30,535    $      4,956    $          76    $         284
                                                             ============    ============    =============    =============

See accompanying notes.

1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS

Texas Capital Bancshares, Inc. (Texas Capital Bancshares or the Company), a Delaware bank holding company, was incorporated in March 1998. The consolidated financial statements of the Company include the accounts of Texas Capital Bancshares, Inc. and its wholly owned subsidiary, Texas Capital Bank, National Association (the Bank). The Bank was formed on December 18, 1998 through the acquisition of Resource Bank, N.A. (Resource Bank). The operations of the Bank from December 18, 1998 forward are included in the consolidated financial statements of the Company. The operations of Resource Bank prior to that date are shown separately as predecessor financial statements. The accounting policies followed in preparing predecessor financial statements for Resource Bank are the same as those followed by the Company and described below.

All business is conducted through the Bank. BankDirect, a division of the Bank, provides online banking services through the Internet. The Bank currently provides commercial banking services to its customers in Texas and Oklahoma. The Bank concentrates on middle market commercial and private client customers, while BankDirect provides basic consumer banking services to Internet users.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash equivalents include amounts due from banks and federal funds sold.

SECURITIES

Securities are classified as trading, available-for-sale or held-to-maturity. Management classifies securities at the time of purchase and re-assesses such designation at each balance sheet date; however, transfers between categories from this re-assessment are rare.

Trading Account

Securities acquired for resale in anticipation of short-term market movements are classified as trading, with realized and unrealized gains and losses recognized in income. To date, the Company has not had any activity in its trading account.

Held-to-Maturity and Available-for-Sale

Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity or trading and marketable equity securities not classified as trading are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in a separate component of accumulated other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and accretion is included in interest income from securities. Realized gains and losses and declines in value judged to be other-than-temporary are included in gain (loss) on sale of securities. The cost of securities sold is based on the specific identification method.

LOANS

Loans are either secured or unsecured based on the type of loan and the financial condition of the borrower. Repayment is generally expected from cash flows of borrowers. The Company is exposed to risk of loss on loans which may arise from any number of factors including problems within the respective industry of the borrower or from local economic conditions. Access to collateral, in the event of borrower default, is reasonably assured through adherence to applicable lending laws and through sound lending standards and credit review procedures.

Loans are stated at the amount of unpaid principal reduced by deferred loan income (net of costs) and an allowance for loan losses. Interest on loans is recognized using the simple-interest method on the daily balances of the principal amounts outstanding. Loan origination fees, net of direct loan origination costs, and commitment fees, are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable.

The accrual of interest on loans is discontinued when there is a clear indication that the borrower's cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis. A loan is placed back on accrual status when both principal and interest are current.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. Reserves on impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses charged against income. The allowance for loan losses includes specific reserves for impaired loans and an estimate of losses inherent in the loan portfolio at the balance sheet date, but not yet identified with specific loans. Loans deemed to be uncollectible are charged against the allowance when management believes that the collectibility of the principal is unlikely and subsequent recoveries, if any, are credited to the allowance. Management's periodic evaluation of the adequacy of the allowance is based on an assessment of the current loan portfolio, including known inherent risks, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral and current economic conditions.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Gains or losses on disposals of premises and equipment are included in results of operations.

ADVERTISING, WEBSITE DEVELOPMENT COSTS, AND SOFTWARE

Advertising costs are expensed as incurred. Costs incurred in connection with the initial website development are capitalized and amortized over a period not to exceed three years. Ongoing maintenance and enhancements of websites are expensed as incurred. Costs incurred in connection with development or purchase of internal use software are capitalized and amortized over a period not to exceed five years. Both website development and internal use software costs are included in other assets in the consolidated financial statements.

INTANGIBLE ASSETS

The excess of cost over the fair value of net identifiable assets of businesses acquired (goodwill) is amortized on a straight-line basis over a period not in excess of 20 years. All intangible assets are evaluated periodically to determine recoverability of their carrying value when economic conditions indicate an impairment may exist. These conditions would include an ongoing negative performance history and a forecast of anticipated performance that is significantly below management's initial expectation for the acquired entity. Impairment would be determined based on the estimated discounted cash flows of the entity acquired over the remaining amortization period.

ACCUMULATED OTHER COMPREHENSIVE LOSS

Unrealized gains or losses on the Company's available-for-sale securities are included in accumulated other comprehensive loss.

INCOME TAXES

The Company and its subsidiary file a consolidated federal income tax return. The Company utilizes the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon the difference between the values of the assets and liabilities as reflected in the financial statements and their related tax basis using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. As changes in tax law or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation reserve is provided against deferred tax assets unless it is more likely than not that such deferred tax assets will be realized.

EFFECT OF PENDING STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133) was issued in June 1998. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. The Company adopted the Standard on January 1, 2001. The adoption did not have a material impact on the Company's financial statements.

RECLASSIFICATION

Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

2. ACQUISITION

On December 18, 1998, the Company acquired Resource Bank by exchanging 492,978 shares of the Company's common stock (valued at $12.50 per share) for 100% of Resource Bank's common stock. The transaction has been accounted for by the purchase method of accounting. The Company's consolidated financial statements include the results of operations of Resource Bank from the date of acquisition forward.

The purchase price was allocated to the assets acquired and liabilities assumed based upon estimated market values, summarized as follows (in thousands):

                                                                              Market Value
                                                                              ------------
ASSETS
Cash                                                                          $       842
Securities                                                                          3,175
Federal funds sold                                                                  4,220
Loans                                                                              11,003
Fixed assets                                                                          245
Other assets                                                                          120
                                                                              -----------
Total assets                                                                       19,605

LIABILITIES
Deposits                                                                           15,166
Other liabilities                                                                     147
                                                                              -----------
Total liabilities                                                                  15,313

Assignable market values of identified net assets                                   4,292
Purchase price                                                                      6,162
                                                                              -----------
Excess of cost over market value of identified assets (goodwill)              $     1,870
                                                                              ===========

The excess of cost over the market value of identified assets (goodwill) is being amortized over 15 years. Accumulated amortization related to intangibles totaled approximately $249,000 at December 31, 2000 and $125,000 at December 31, 1999.

3. SECURITIES

The following is a summary of securities:

                                                            December 31, 2000
                                          ---------------------------------------------------
                                                         Gross         Gross        Estimated
                                          Amortized    Unrealized    Unrealized       Fair
   Available-for-Sale Securities             Cost         Gains        Losses        Value
   -----------------------------          ----------   ----------    ----------    ----------
                                                             (In Thousands)
U. S. Government agency securities        $   71,488   $        3    $     (644)   $   70,847
Mortgage-backed securities                    76,957          286          (155)       77,088
Other debt securities                         31,726           57           (28)       31,755
Equity securities                              5,262           --            --         5,262
                                          ----------   ----------    ----------    ----------
                                          $  185,433   $      346    $     (827)   $  184,952
                                          ==========   ==========    ==========    ==========

                                                            December 31, 2000
                                          ---------------------------------------------------
                                                         Gross         Gross        Estimated
                                          Amortized    Unrealized    Unrealized       Fair
   Held-to-Maturity Securities              Cost         Gains         Losses         Value
   ---------------------------            ----------   ----------    ----------     ---------
                                                             (In Thousands)
Other debt securities                     $   28,366   $      173    $       --    $   28,539
                                          ----------   ----------    ----------    ----------
                                          $   28,366   $      173    $       --    $   28,539
                                          ==========   ==========    ==========    ==========

                                                            December 31, 2000
                                          ---------------------------------------------------
                                                         Gross         Gross        Estimated
                                          Amortized    Unrealized    Unrealized       Fair
   Available-for-Sale Securities             Cost         Gains        Losses        Value
   -----------------------------          ----------   ----------    ----------    ----------
                                                             (In Thousands)
U. S. Government agency securities        $   72,846   $       --    $   (2,260)   $   70,586
Mortgage-backed securities                    58,463           --          (747)       57,716
Other debt securities                         31,823            3          (194)       31,632
Equity securities                              4,475           --            --         4,475
                                          ----------   ----------    ----------    ----------
                                          $  167,607   $        3    $   (3,201)   $  164,409
                                          ==========   ==========    ==========    ==========


The amortized cost and estimated fair value of securities are presented below by contractual maturity:

                                                              December 31, 2000
                                            ---------------------------------------------------
                                            Less Than    One to Five    Five to Ten
              Available-for-Sale             One Year       Years          Years         Total
              ------------------            ---------    -----------    -----------    --------
                                                                 (In Thousands)
U.S. Government Agency:
    Amortized cost                          $   5,000    $    63,543    $     2,945    $ 71,488
    Estimated fair value                        4,975         63,015          2,857      70,847
    Weighted average yield                      5.325%         5.736%         5.751%      5.708%

Other debt securities:
    Amortized cost                             25,111          6,615             --      31,726
    Estimated fair value                       25,109          6,646             --      31,755
    Weighted average yield                       6.65          6.896%                     6.702%
                                            ---------    -----------    -----------    --------
Total fixed maturity securities:
    Amortized cost                          $  30,111    $    70,158    $     2,945     103,214
    Estimated fair value                       30,084         69,661          2,857     102,602
                                            =========    ===========    ===========
    Weighted average yield                      6.432%         5.847%         5.751%      6.016%

Mortgage-backed securities:
    Amortized cost                                                                       76,957
    Estimated fair value                                                                 77,088
    Weighted average yield                                                                6.974%

Equity securities:
    Amortized cost                                                                        5,262
    Estimated fair value                                                                  5,262
                                                                                       --------

Total available-for-sale securities:
    Amortized cost                                                                     $185,433
    Estimated fair value                                                                184,952
                                                                                       ========

                                                              December 31, 2000
                                            ---------------------------------------------------
                                            Less Than    One to Five    Five to Ten
         Held-to-Maturity                    One Year       Years          Years         Total
         ----------------                   ---------    -----------    -----------    --------
                                                                 (In Thousands)

Other debt securities:
    Amortized cost                          $  13,553    $    14,813    $        --    $ 28,366
    Estimated fair value                       13,616         14,923             --      28,539
    Weighted average yield                      7.173%         7.350%            --       7.266%

Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

Securities with carrying values of approximately $29,908,000 were pledged to secure certain borrowings at December 31, 2000.

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized by category as follows (in thousands):

                                                                    December 31
                                                                 2000          1999
                                                              ----------    ----------
Commercial                                                    $  325,774    $  152,749
Construction                                                      83,931        11,565
Real estate                                                      166,219        51,779
Consumer                                                          36,092        10,865
Leases receivable                                                 17,093           642
                                                              ----------    ----------
                                                                 629,109       227,600
Deferred origination fees (net of direct origination costs)       (3,248)          (30)
Allowance for loan losses                                         (8,910)       (2,775)
                                                              ----------    ----------
Loans, net                                                    $  616,951    $  224,795
                                                              ==========    ==========

The majority of the commercial, consumer and real estate mortgage loan portfolios are loans to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. Within the loan portfolio, loans to the services industry were $225 million or 36.7% of total loans. Other notable segments include manufacturing, $57 million and petrochemical and mining, $64 million. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at December 31, 2000.

The changes in the allowance for loan losses are summarized as follows (in thousands):


                                                  Texas Capital Bancshares              Resource Bank
                                       ---------------------------------------------    -------------
                                                                       March 1, 1998      January 1,
                                                                        (Inception)          1998
                                        Year ended      Year ended        through          through
                                       December 31,    December 31,     December 31,     December 18,
                                           2000            1999             1998             1998
                                       ------------    ------------    -------------    -------------
Balance, beginning of period           $      2,775    $        100    $          --    $          30
Provision for loan losses                     6,135           2,687                1               69
Acquisition of Resource Bank                     --              --               99               --
Loans charged off                                --             (12)              --               --
                                       ------------    ------------    -------------    -------------
Balance at end of period               $      8,910    $      2,775    $         100    $          99
                                       ============    ============    =============    =============

The Bank had one impaired lease in the amount of $572,000 with a specific reserve of $277,000 as of December 31, 2000. There were no impaired loans as of December 31, 1999.

During the normal course of business, the Company and subsidiaries may enter into transactions with related parties, including their officers, employees, directors, significant shareholders and their related affiliates. It is the Company's policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. Loans to related parties, including officers and directors, were approximately $7,545,000 and $3,858,000 at December 31, 2000 and 1999, respectively. During the years ended December 31, 2000 and 1999, total advances were approximately $18,743,000 and $9,788,000 and total paydowns were $15,056,000 and $5,930,000, respectively.

5. PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2000 and 1999 are summarized as follows:

                                                   December 31
                                                2000         1999
                                             ----------   ----------
                                                    (In Thousands)
        Premises                             $    2,792   $    1,803
        Furniture and equipment                   5,386        3,201
                                             ----------   ----------
                                                  8,178        5,004
        Accumulated depreciation                 (2,067)        (593)
                                             ----------   ----------
                                             $    6,111   $    4,411
                                             ==========   ==========

Depreciation expense was approximately $1,474,000 and $590,000 at December 31, 2000 and 1999, respectively, for Texas Capital Bancshares and was approximately $91,000 for the period from January 1 through December 18, 1998, for Resource Bank.

6. DEPOSITS

The scheduled maturities of interest-bearing time deposits are as follows:

                                                   December 31
                                                2000         1999
                                             ----------   ----------
                                                  (In Thousands)
        2001                                 $  274,032   $   20,079
        2002                                     22,788          202
        2003                                      1,187          627
        2004                                        263           --
        2005 and after                            1,220           --
                                             ----------   ----------
                                             $  299,490   $   20,908
                                             ==========   ==========

At December 31, 2000 and 1999, the Bank had approximately $26,670,000 and $18,909,000, respectively, in deposits from related parties, including directors, shareholders, and their related affiliates.

At December 31, 2000 and 1999, interest-bearing time deposits of $100,000 or more were approximately $116,337,000 and $57,881,000, respectively.

7. BORROWING ARRANGEMENTS

Borrowings at December 31, 2000 consist of $6.5 million in advances from the Federal Home Loan Bank (FHLB) and $550,000 of customer repurchase agreements. The FHLB advances consist of $5 million overnight and $1.5 million term advances bearing interest at 6% and 5.28%, respectively. In accordance with policies of the FHLB, the Bank has pledged $6.8 million of securities as collateral for these advances and an additional $9.9 million available for customer repurchase agreements. Based on the securities portfolio at December 31, 2000, the Bank had an additional $145 million of FHLB borrowings available.

The Bank had $11.5 million of federal funds purchased outstanding at December 31, 2000. The Bank had unused federal fund lines available from commercial banks at December 31, 2000 of approximately $37 million. Generally, these federal fund borrowings are overnight, but not to exceed seven days.

8. INCOME TAXES

As a net operating loss was incurred during the years ended December 31, 2000 and 1999 and from inception to December 31, 1998 by Texas Capital Bancshares and from January 1, 1998 through December 18, 1998 by Resource Bank, there was no current or deferred provision for income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:



                                                               December 31
                                                            2000         1999
                                                         ----------   ----------
                                                            (In Thousands)
Deferred tax assets:
    Net operating loss carryforward                      $    4,519    $    3,135
    Allowance for loan losses                                 3,029           944
    Organizational costs                                        138           183
    Depreciation                                                 --            56
    Loan origination fees                                     1,770           320
    Unrealized loss on securities                               164         1,087
    Other                                                       636            --
                                                         ----------    ----------
                                                             10,256         5,725

Deferred tax liabilities:
    Loan origination costs                                     (665)           --
    Depreciation                                                (84)           --
    Cash to accrual                                            (432)       (1,210)
                                                         ----------    ----------
                                                             (1,181)       (1,210)
                                                         ----------    ----------

Net deferred tax asset before valuation allowance             9,075         4,515
Valuation allowance                                          (9,075)       (4,515)
                                                         ----------    ----------
Net deferred tax asset (liability)                       $       --    $       --
                                                         ==========    ==========

The reconciliation of income attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                  Texas Capital Bancshares              Resource Bank
                                       ---------------------------------------------    -------------
                                                                       March 1, 1998      January 1,
                                                                        (Inception)          1998
                                        Year ended      Year ended        through          through
                                       December 31,    December 31,     December 31,     December 18,
                                           2000            1999             1998             1998
                                       ------------    ------------    -------------    -------------
Tax at U.S. statutory rate                       34%             34%              34%              34%

Non-deductible items                             (1)%            (1)%             (1)%             (1)%
Changes in valuation allowance                  (33)%           (32)%            (33)%            (33)%
Other, net                                       --              (1)%             --               --
                                       ------------    ------------    -------------    -------------
Total                                             0%              0%               0%               0%
                                       ============    ============    =============    =============

At December 31, 2000, the Company has federal net operating loss carryforwards of approximately $13,000,000 which will begin to expire in year 2015. A valuation allowance equal to the total estimated tax benefit of this net operating loss carryforward has been established at December 31, 2000. The change in the valuation allowance for the current year is $4,560,000.

9. EMPLOYEE BENEFITS

The Company has a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (the 401(k)
Plan). The 401(k) Plan permits the employees of the Company to defer a portion of their compensation. Matching contributions may be made in amounts and at times determined by the Company. The Company made no such contributions for the years ended December 31, 2000 and 1999. Amounts contributed by the Company for a participant will vest over six years and will be held in trust until distributed pursuant to the terms of the 401(k) Plan. Employees of the Company are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options.

During 2000, the Company implemented an Employee Stock Purchase Plan (ESPP). Employees are eligible for the plan when they have met certain requirements concerning period of credited service and minimum hours worked. Eligible employees may contribute a minimum of 1% to a maximum of 10% of eligible compensation up to the section 423 of the Internal Revenue Code limit of $25,000. The Company has allocated 80,000 shares to the plan. As of December 31, 2000, 10,357 shares had been purchased on behalf of the employees.

The Company has a stock option plan. The number of options awarded and the employees to receive the options are determined by the Board of Directors, or its designated committee. Options awarded under this plan are subject to vesting requirements. Generally, one fifth of the options awarded vest annually and expire 10 years after date of grant. Total options available under the plan at December 31, 2000 and December 31, 1999, were 948,965 and 761,849, respectively. During 2000, 141,010 options were awarded at exercise prices of $12.50 and $14.50.

The Company follows SFAS No. 123, Accounting for Stock Based Compensation. The statement allows the continued use of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Under APB 25, no compensation expense is recognized at the date of grant for the options where the exercise price of the stock options equals the market price of the underlying stock on the date of grant. Compensation expense of $24,000 was recorded in both 2000 and 1999 for the options that were granted at $11.09 with a three-year vesting period. The Company's election to continue the use of APB 25 requires pro forma disclosures of net income as if the fair value based method of accounting had been applied.

The fair value of these options was estimated at the date of grant using a Black-Scholes value option pricing model with the following weighted average assumptions used for 2000 and 1999, respectively: a risk free interest rate of 6.50% and 5.06%, a dividend yield of 0%, a volatility factor of .055 and .001, and an estimated life of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Had compensation costs for all grants of stock options during 2000 and 1999 been determined based upon the fair value of vested options at the date of grant, reported net loss for 2000 and 1999 would have been adjusted to the pro forma amount shown below. As presented below, the pro forma impact on future periods can be expected to be greater, as each successive grant is valued and amortized:

(In Thousands except Share Data)                         Year ended December 31
                                                         2000             1999
                                                       ----------      ----------
Net loss:
    As reported                                        $ (16,497)      $   (9,298)
    Pro forma                                            (16,930)          (9,641)

Basic and diluted loss per share:
    As reported                                           $(1.89)          $(1.23)
    Pro forma                                              (1.94)           (1.27)

A summary of the Company's stock option activity and related information for 2000 and 1999 is as follows:

                                                   December 31, 2000      December 31, 1999
                                                  ------------------------------------------
                                                              Weighted              Weighted
                                                               Average              Average
                                                              Exercise              Exercise
                                                  Options      Price     Options     Price
                                                  --------    --------   --------   --------
Options outstanding at beginning of year           572,320    $  12.38         --   $     --
Options granted                                    141,010       13.76    572,320      12.38
Options exercised                                   (3,000)      12.50         --         --
Options forfeited                                  (26,650)      12.50         --         --
                                                  --------    --------   --------   --------
Options outstanding at year-end                    683,680    $  12.66    572,320   $  12.38
                                                  ========    ========   ========   ========

Options vested at year-end                         180,804    $  12.24     63,518   $  12.13

Weighted average fair value of options granted
    during 2000 and 1999 in which the option
    exercise price ($12.50 and $14.50) equaled
    the market price:                                $3.71                  $2.71

Weighted average fair value of options granted
    during 2000 and 1999 in which the option
    exercise price ($11.09) was less than market
    price:                                              --                  $4.02

Weighted average remaining contractual life of
    options currently outstanding in years:           8.31                   9.08

In 1999, the Company entered into a deferred compensation agreement with one of its executive officers. The agreement allows the employee to elect to defer up to 100% of his compensation on an annual basis. All deferred compensation is invested in the Company's common stock held in a rabbi trust. The stock is held in the name of the trustee, and the principal and earnings of the trust are held separate and apart from other funds of the Company, and are used exclusively for the uses and purposes of the deferred compensation agreement. The accounts of the trust have been consolidated with the accounts of the Company.

10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit which involve varying degrees of credit risk in excess of the amount recognized in the consolidated balance sheets. The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit-worthiness on a case-by-case basis.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

                                                                                  December 31
                                                                               2000        1999
                                                                             ---------   ---------
                                                                                  (In Thousands)
Financial instruments whose contract amounts represent credit risk:
    Commitments to extend credit                                             $ 331,920   $  92,819
    Standby letters of credit                                                   22,637      11,284

11. REGULATORY RESTRICTIONS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2000, the most recent notification from the OCC categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank's capital ratios exceed the regulatory definition of adequately capitalized and well capitalized as of December 31, 2000 and 1999, respectively. There have been no conditions or events since the notification that management believes have changed the Bank's category.

(In Thousands except Percentage Data)                                                        To Be Well Capitalized
                                                                                                  Under Prompt
                                                                           For Capital          Corrective Action
                                                       Actual           Adequacy Purposes          Provisions
                                                 ------------------    ------------------    ----------------------
                                                  Amount     Ratio      Amount     Ratio      Amount         Ratio
                                                 --------   -------    --------   -------    --------       -------
As of December 31, 2000:

Total capital (to risk-weighted assets):
COMPANY                                          $ 93,968      11.0%   $ 68,448       8.0%        N/A           N/A
Bank                                               82,925       9.7%     68,446       8.0%   $ 85,558          10.0%

Tier 1 capital (to risk-weighted assets):
COMPANY                                          $ 85,058       9.9%   $ 34,224       4.0%        N/A           N/A
Bank                                               74,015       8.7%     34,223       4.0%   $ 51,335           6.0%

Tier 1 capital (to average assets):
COMPANY                                          $ 85,058       9.6%   $ 35,367       4.0%        N/A           N/A
Bank                                               74,015       8.4%     35,366       4.0%   $ 44,208           5.0%


(In Thousands except Percentage Data)                                                        To Be Well Capitalized
                                                                                                  Under Prompt
                                                                           For Capital          Corrective Action
                                                       Actual           Adequacy Purposes          Provisions
                                                 ------------------    ------------------    ----------------------
                                                  Amount     Ratio      Amount     Ratio      Amount         Ratio
                                                 --------   -------    --------   -------    --------       -------
As of December 31, 1999:

Total capital (to risk-weighted assets):
COMPANY                                          $ 77,140      23.8%   $ 25,896       8.0%        N/A           N/A
Bank                                               76,063      23.4%     25,968       8.0%   $ 32,461          10.0%

Tier 1 capital (to risk-weighted assets):
COMPANY                                          $ 74,365      23.0%   $ 12,948       4.0%        N/A           N/A
Bank                                               73,288      22.6%     12,984       4.0%   $ 19,476           6.0%

Tier 1 capital (to average assets):
COMPANY                                          $ 74,365      21.5%   $ 13,817       4.0%        N/A           N/A
Bank                                               73,288      21.2%     13,816       4.0%   $ 17,270           5.0%

Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank's regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. No dividends were declared or paid during 2000 or 1999.

The required balance at the Federal Reserve at December 31, 2000 was approximately $7,089,000.

12. EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands except share data):

                                                                           Texas Capital Bancshares
                                                               -----------------------------------------------
                                                                                                 March 1, 1998
                                                                                                  (Inception)
                                                                  Year ended      Year ended        through
                                                                 December 31,    December 31,     December 31,
                                                                     2000            1999             1998
                                                                 ------------    ------------    -------------
Numerator for basic and dilutive per share-loss allocated
  common shareholders                                            $    (16,497)   $     (9,298)   $        (739)
                                                                 ------------    ------------    -------------
Denominator for basic and dilutive earnings per
  share-weighted average shares                                     8,718,314       7,566,248          599,907
                                                                 ------------    ------------    -------------

Basic and diluted earnings per share                             $      (1.89)   $      (1.23)   $       (1.23)
                                                                 ============    ============    =============

13. FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. This disclosure does not and is not intended to represent the fair value of the Company.

A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

                                         December 31, 2000        December 31, 1999
                                      -------------------------------------------------
                                       Carrying    Estimated     Carrying    Estimated
                                        Amount     Fair Value     Amount     Fair Value
                                      ----------   ----------   ----------   ----------
Cash and cash equivalents             $   60,291   $   60,291   $    8,548   $    8,548
Securities, available-for-sale           184,952      184,952      164,409      164,409
Securities, held-to-maturity              28,366       28,539           --           --
Loans, net                               616,951      619,128      224,795      215,878
Deposits                                 794,857      795,314      287,068      282,429
Federal funds purchased                   11,525       11,525           --           --
Borrowings                                 7,061        7,048           --           --

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents

The carrying amounts reported in the consolidated balance sheet for cash and short-term investments approximate their fair value.

Securities available-for-sale

The fair value of investment securities is based on prices obtained from independent pricing services which are based on quoted market prices for the same or similar securities.

Loans

For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are generally based on carrying values. The fair value for other loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximated its fair value.

Deposits

The carrying amounts for variable-rate money market accounts approximate their fair value. Fixed-term certificates of deposit fair values are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities.

Federal funds purchased and other borrowings

The carrying value reported in the consolidated balance sheet for federal funds purchased and overnight borrowings approximates their fair value. The fair value of term borrowings is estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar borrowings.

Off-balance sheet instruments

Fair values for the Company's off-balance sheet instruments which consist of lending commitments and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. Management believes that the fair value of these off-balance sheet instruments is not significant.

14. COMMITMENTS AND CONTINGENCIES

The Company leases various premises under operating leases with various expiration dates. Rent expense incurred under operating leases amounted to approximately $2,064,000 and $861,000 for the years ended December 31, 2000 and 1999, respectively, for Texas Capital Bancshares and approximately $58,000 for the period from January 1 through December 18, 1998.

Minimum future lease payments under operating leases are as follows:

                                                                                 Minimum
               Year ending December 31,                                          Payments
       -----------------------------------------                              --------------
                                                                              (In Thousands)
              2001                                                               $  2,470
              2002                                                                  2,560
              2003                                                                  2,224
              2004                                                                  1,990
              2005 and thereafter                                                   9,821
                                                                                 --------
                                                                                 $ 19,065
                                                                                 ========

15. CONTINGENT LIABILITIES

In March 2000, the Company entered into an agreement to provide merchant card processing for a customer. In December 2000, the customer ceased operations and filed for bankruptcy protection. At the time the customer filed for bankruptcy protection, there were approximately $2 million in advanced credit card ticket sales. The Company is unable to determine its exact liability. The exact liability will not be known until all of the chargebacks have been received and processed and all potential third party recoveries have been received by the Company. That process could continue through the middle-to-late part of 2001. However, at December 31, 2000, based upon all available information, the Company determined that $1.8 million is the most probable loss within the range and has recognized a $1.8 million liability for this. The range of potential loss is from $750,000 to $1.8 million of estimated loss contingency. The actual losses incurred by the Company will likely be less than the amount accrued. The contingency will be adjusted through the year 2001 as more compelling information is available.

In addition to the merchant card processing arrangement, the Company had approximately $572,000 in leases outstanding to the customer. The potential loss exposure in the leases has been included in the loan loss reserve at December 31, 2000.

16. PARENT COMPANY ONLY

Summarized financial information for Texas Capital Bancshares, Inc. - Parent Company Only follows:

BALANCE SHEETS                                 December 31
                                          2000           1999
                                        --------       --------
                                             (In Thousands)
ASSETS
Cash and cash equivalents               $ 11,259       $  1,202
Investment in subsidiaries                75,154         71,835
Other assets                                  17             18
                                        --------       --------
Total assets                            $ 86,430       $ 73,055
                                        ========       ========

                                                         December 31
                                                       2000        1999
                                                     --------    --------
                                                         (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities                                    $    233    $    143
                                                     --------    --------
Total liabilities                                         233         143
                                                     --------    --------

Common stock                                               96          77
Additional paid-in capital                            113,971      86,917
Accumulated deficit                                   (26,534)    (10,037)
Treasury stock                                           (854)       (847)
Accumulated other comprehensive income (loss)            (482)     (3,198)
                                                     --------    --------
Total shareholders' equity                             86,197      72,912
                                                     --------    --------
Total liabilities and shareholders' equity           $ 86,430    $ 73,055
                                                     ========    ========

STATEMENTS OF EARNINGS                                                     Year ended December 31
                                                                             2000          1999
                                                                          ----------    ----------
                                                                                (In Thousands)
Interest income                                                           $       78    $       16
                                                                          ----------    ----------
Total income                                                                      78            16

Interest expense                                                                  --            --
Salaries and employee benefits                                                   699           764
Legal and professional                                                            --           388
Non-interest expense                                                           1,479            38
                                                                          ----------    ----------
Total expense                                                                  2,178         1,190
                                                                          ----------    ----------

Loss before income taxes and equity in undistributed loss of
    subsidiaries                                                              (2,100)       (1,174)
Income tax expense (benefit)                                                      --            --
                                                                          ----------    ----------
Loss before equity in undistributed loss of subsidiaries                      (2,100)       (1,174)

Equity in undistributed loss of subsidiaries                                 (14,397)       (8,124)
                                                                          ----------    ----------
Net loss                                                                  $  (16,497)   $   (9,298)
                                                                          ==========    ==========

STATEMENTS OF CASH FLOWS                                                   Year ended December 31
                                                                             2000          1999
                                                                          ----------    ----------
                                                                               (In Thousands)
OPERATING ACTIVITIES
Net loss                                                                  $  (16,497)   $   (9,298)
Adjustments to reconcile net loss to net cash used in operating activities:
       Equity in undistributed loss of subsidiaries                           14,397         8,124
       Decrease in other assets                                                    1           212
       Increase in other liabilities                                              90           123
                                                                          ----------    ----------
Net cash used in operating activities                                         (2,009)         (839)

INVESTING ACTIVITIES
Acquisition of Resource Bank                                                      --            --
Investment in subsidiaries                                                   (15,000)      (11,000)
                                                                          ----------    ----------
Net cash used in investing activities                                        (15,000)      (11,000)

FINANCING ACTIVITIES
Sale of common stock                                                          27,073        13,065
Purchase treasury stock, net                                                      (7)         (847)
                                                                          ----------    ----------
Net cash provided by financing activities                                     27,066        12,218
                                                                          ----------    ----------

Net increase in cash and cash equivalents                                     10,057           379
Cash and cash equivalents at beginning of year                                 1,202           823
                                                                          ----------    ----------
Cash and cash equivalents at end of year                                  $   11,259    $    1,202
                                                                          ==========    ==========

Cash paid for interest                                                    $       --    $       --
                                                                          ==========    ==========

17. REPORTABLE SEGMENTS

The Company operates two principal lines of business under Texas Capital Bank: the traditional bank and BankDirect, an Internet only bank. BankDirect has been a net provider of funds and the traditional bank has been a net user of funds. The Company has changed its method of reporting operating results for BankDirect and the traditional bank from prior years. Previously, the Company allocated earning assets held by the traditional bank to BankDirect in amounts equal to BankDirect liabilities, less any non-earning assets. In order to provide a consistent measure of the net interest margin for BankDirect, the new method was a multiple pool funds transfer rate to calculate credit for funds provided. This method takes into consideration the current market conditions during the reporting period. This method has been retroactively applied to prior year results.

TRADITIONAL BANKING                       Year ended December 31
(In thousands)                            2000             1999
                                        ---------        ---------
Net interest income                     $  20,860        $   8,132
Provision for loan losses                   6,135            2,687
Non-interest income                         1,927              356
Non-interest expense                       24,288           12,149
Net loss                                   (7,636)          (6,348)

BANKDIRECT                               Year ended December 31
(In thousands)                            2000            1999
                                       ----------       ---------
Net interest income                    $    1,901       $     100
Non-interest income                            30               2
Non-interest expense                        8,692           1,878
Net loss                                   (6,761)         (1,776)

Reportable segments reconciliation to the Consolidated Financial Statements for the years ended December 31, 2000 and 1999 are as follows (in thousands):

                                                                           December 31, 2000
                                                        ---------------------------------------------------
                                                           Net        Provision        Non-        Non-
                                                         Interest      for Loan      interest     interest
                                                          Income        Losses        Income      Expense
                                                        ----------   ------------   ----------   ----------
Total reportable lines of business                      $   22,761   $      6,135   $    1,957   $   32,980
Unallocated items:
    Holding company                                             78             --           --        2,178
                                                        ----------   ------------   ----------   ----------
Texas Capital Bancshares (consolidated)                 $   22,839   $      6,135   $    1,957   $   35,158
                                                        ==========   ============   ==========   ==========


                                                                           December 31, 1999
                                                        ---------------------------------------------------
                                                           Net        Provision        Non-        Non-
                                                         Interest      for Loan      interest     interest
                                                          Income        Losses        Income      Expense
                                                        ----------   ------------   ----------   ----------
Total reportable lines of business                      $    8,232   $      2,687   $      358   $   14,027
Unallocated items:
    Holding company                                             16             --           --        1,190
                                                        ----------   ------------   ----------   ----------
Texas Capital Bancshares (consolidated)                 $    8,248   $      2,687   $      358   $   15,217
                                                        ==========   ============   ==========   ==========


           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 10, 2001, which proxy materials will be filed with the Securities and Exchange Commission no later than April 30, 2001.



                         ITEM 11. EXECUTIVE COMPENSATION


         Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 10, 2001, which proxy materials will be filed with the Securities and Exchange Commission no later than April 30, 2001.

                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT


         Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 10, 2001, which proxy materials will be filed with the Securities and Exchange Commission no later than April 30, 2001.



             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 10, 2001, which proxy materials will be filed with the Securities and Exchange Commission no later than April 30, 2001.



                                ITEM 14. EXHIBITS


         We have included or incorporated by reference the following exhibits to this report.

        EXHIBIT
        NUMBER                            DESCRIPTION
        -------                           -----------
         2.1      Agreement and Plan to Consolidate Texas Capital Bank with and into Resource Bank, N.A. under the Charter of Resource Bank,
                  N.A. and under the Title of "Texas Capital Bank, N.A.," which is incorporated by reference to Exhibit 2.1 to our
                  registration statement on Form 10 dated August 24, 2000

         2.2 Amendment to Agreement and Plan to Consolidate, which is incorporated by reference to Exhibit 2.2 to our registration statement on Form 10 dated August 24, 2000

         3.1 Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1 to our registration statement on Form
                  10 dated August 24, 2000

         3.2 Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.2 to our registration statement on Form 10 dated August 24, 2000

         3.3 Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.3 to our registration statement on Form 10 dated August 24, 2000

         3.4 Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.4 to our registration statement on Form 10 dated August 24, 2000

         3.5 Amended and Restated Bylaws of Texas Capital Bancshares, Inc., which is incorporated by reference to Exhibit 3.5 to our registration statement on Form 10 dated August 24, 2000

        EXHIBIT
        NUMBER                            DESCRIPTION
        -------                           -----------
         4.1      Texas Capital Bancshares, Inc. 1999 Omnibus Stock Plan, which is incorporated by reference to Exhibit 4.1 to our
                  registration statement on Form 10 dated August 24, 2000

         4.2      Texas Capital Bancshares, Inc. 2000 Employee Stock Purchase
                  Plan, which is incorporated by reference to Exhibit 4.2 to our registration statement on Form 10 dated August 24, 2000

         10.1 Shareholder Agreement Among Founding Shareholders, which is incorporated by reference to Exhibit 10.1 to our registration statement on Form 10 dated August 24, 2000

         10.2 Deferred Compensation Agreement, which is incorporated by reference to Exhibit 10.2 to our registration statement on Form 10 dated August 24, 2000

         10.3 Deferred Compensation Agreement Trust, which is incorporated by reference to Exhibit 10.3 to our registration statement on Form 10 dated August 24, 2000

         21       Subsidiaries of the Registrant

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: March 30, 2001                TEXAS CAPITAL BANCSHARES, INC.


                                    By:  /s/ JOSEPH M. GRANT
                                         ------------------------------------------
                                         Joseph M. Grant
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer


Date: March 30, 2001                /s/ JOSEPH M. GRANT
                                    -----------------------------------------------
                                    Joseph M. Grant
                                    Chairman of the Board of Directors and Chief
                                    Executive Officer (principal executive officer)


Date: March 30, 2001                /s/ GREGORY HULTGREN
                                    -----------------------------------------------
                                    Gregory Hultgren
                                    Chief Financial Officer
                                    (principal financial and accounting officer)


Date: March 30, 2001                /s/ GREGG L. ENGLES
                                    -----------------------------------------------
                                    Gregg L. Engles
                                    Director


Date: March 30, 2001                /s/ JOHN C. GOFF
                                    -----------------------------------------------
                                    John C. Goff
                                    Director


Date: March 30, 2001                /s/ FREDERICK B. HEGI, JR.
                                    -----------------------------------------------
                                    Frederick B. Hegi, Jr.
                                    Director


Date: March 30, 2001                /s/ JAMES R. HOLLAND, JR.
                                    -----------------------------------------------
                                    James R. Holland, Jr.
                                    Director


Date: March 30, 2001                /s/ WALTER W. MCALLISTER, III
                                    -----------------------------------------------
                                    Walter W. McAllister, III
                                    Director

Date: March 30, 2001                /s/ LEE ROY MITCHELL
                                    -----------------------------------------------
                                    Lee Roy Mitchell
                                    Director


Date: March 30, 2001                /s/ MARSHALL B. PAYNE
                                    -----------------------------------------------
                                    Marshall B. Payne
                                    Director


Date: March 30, 2001                /s/ JOHN C. SNYDER
                                    -----------------------------------------------
                                    John C. Snyder
                                    Director


Date: March 30, 2001                /s/ THEODORE H. STRAUSS
                                    -----------------------------------------------
                                    Theodore H. Strauss
                                    Director

                                 EXHIBIT INDEX


       EXHIBIT
        NUMBER                        DESCRIPTION
       -------                        -----------
          21            Subsidiaries of the Registrant