Form 10-Q
period 2001-03-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2001-05-11
CIK 1077428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended March 31, 2001

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

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


         Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check whether the issuer has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Common Stock:
                     Voting                       9,091,020
                     Non-voting                     406,128

                         Texas Capital Bancshares, Inc.
                                    Form 10-Q
                          Quarter Ended March 31, 2001

                                      Index

Part I. Financial Information
     Management's Discussion and Analysis                                                                   2
     Consolidated Statements of Operations - Unaudited                                                      9
     Consolidated Balance Sheets - Unaudited                                                               10
     Consolidated Statements of Changes in Shareholders' Equity - Unaudited                                11
     Consolidated Statements of Cash Flows - Unaudited                                                     12
     Notes to Consolidated Financial Statements - Unaudited                                                13
     Financial Summaries - Unaudited                                                                       16

Signature                                                                                                  17

MANAGEMENT'S ASSESSMENT OF OPERATIONS AND FINANCIAL CONDITION

ASSESSMENT OF OPERATIONS

SUMMARY OF PERFORMANCE

Texas Capital Bancshares, Inc. (the "Company") recorded net income of $537,000 or $.06 per diluted common share for the first quarter of 2001 compared to a net loss of $3.0 million or $(.39) per diluted common share for the first quarter of 2000. Return on average assets was .24% for the first quarter of 2001 compared to (2.60)% for the first quarter of 2000. Returns on average equity were 2.48% and (17.09)% for the first quarter of 2001 and 2000, respectively.

Net interest income for the first quarter of 2001 increased by $4.1 million or 111% over the first quarter of 2000. Non-interest income increased by $917,000 and non-interest expense increased $1.4 million or 21.8% compared to the first quarter of 2000.

NET INTEREST INCOME

Net interest income was $7.8 million for the first quarter of 2001 compared to $3.7 million for the first quarter of 2000. Average earning assets increased by $425 million from the first quarter of 2000. The increase in average earning assets from the first quarter of 2000 included a $409 million increase in average loans. Average interest bearing liabilities increased $378 million from the first quarter of 2000 which included a $373 million increase in interest bearing deposits and a $6 million increase in borrowings.


TABLE 1 - VOLUME/RATE ANALYSIS
(In thousands)

                                       Three months ended March 31, 2001/2000
                                      ----------------------------------------
                                                          Change Due To
                                        Change         Volume       Yield/Rate
                                      ----------     ----------     ----------
Interest income:
   Securities                         $      207     $      248     $      (41)
   Loans                                   9,162          8,785            377
   Federal funds sold                         56             70            (14)
   Deposits in other banks                    --              3             (3)
                                      ----------     ----------     ----------
Total                                      9,425          9,106            319
                                      ----------     ----------     ----------
Interest expense:
   Transaction deposits                      150            150
   Savings deposits                        2,372          2,545           (173)
   Time deposits                           2,737          2,298            439
   Borrowed funds                             77             77             --
                                      ----------     ----------     ----------
Total                                      5,336          5,070            266
                                      ----------     ----------     ----------
Net interest income                   $    4,089     $    4,036     $       53
                                      ==========     ==========     ==========

Net interest margin, the ratio of net interest income to average earning assets, was 3.65% for the first quarter of 2001 compared to 3.37 % for the first quarter of 2000. The increase in the net interest margin during the first quarter of 2001 was due to the continued higher yields on loans, as well as an increase in demand deposits.

NON-INTEREST INCOME

Non-interest income increased $917,000 compared to the same quarter of 2000. Service charges on deposit accounts increased $293,000. This increase was due to the large increase in deposits, which resulted in a higher volume of transactions. Trust fee income increased $87,000, due to continued growth of trust assets during 2000. Other non-interest income increased by $96,000 due to increases in investment fees, wire transfer fees and merchant fee income, which are primarily related to the significant increase in deposits. Other non-interest income for the first quarter of 2001 includes mortgage warehouse fee income of $24,000. The mortgage warehouse group was started during 2000. First quarter of 2001 non-interest income also includes a $441,000 gain on sale of securities.

TABLE 2 - NON-INTEREST INCOME
(In thousands)

                                            Three Months Ended March 31
                                                2001           2000
                                            -----------    ------------

Service charges on deposit accounts          $      372     $       79
Trust fee income                                    193            106
Gain on sale of securities                          441             --
Other                                               248            152
                                             ----------     ----------
Total non-interest income                    $    1,254     $      337
                                             ==========     ==========

NON-INTEREST EXPENSE

Non-interest expense for the first quarter of 2001 increased $1.4 million or 21.8% compared to the first quarter of 2000. Salaries and employee benefits increased by $983,000 or 30.3% which accounts for 71.8% of the increase in non-interest expense. The increase in salaries and employee benefits was due to an increase in full time employees from 181 at March 31, 2000 to 235 at March 31, 2001. This increase includes continued development of infrastructure in the Dallas area as well as personnel for Austin and San Antonio locations.

Net occupancy expense increased by $298,000 or 34.7% mainly due to two additional full service branch locations, one in Austin and one in San Antonio, and increased infrastructure in the Dallas/Fort Worth area.

Advertising expense decreased $471,000 or 82.3%. Advertising for the first quarter of 2000 included direct marketing with print and on-line ads, and branding for the traditional bank and BankDirect. These amounts have been significantly scaled back in 2001. Legal and professional decreased $91,000 or 22.2%, due to lease negotiations, costs associated with the Company's private placement offering, and the continued efforts to obtain regulatory approval for the formation of a state chartered savings bank incurred during 2000. Communications and data processing increased $482,000 or 192.0% due to the continued strong growth in loans and deposits since the first quarter of 2000, which has created significantly more transaction volume.

TABLE 3 -NON-INTEREST EXPENSE
(In thousands)

                                            Three Months Ended March 31
                                                2001            2000
                                            -----------     -----------

Salaries and employee benefits               $    4,228     $    3,245
Net occupancy expense                             1,157            859
Advertising                                         101            572
Legal and professional                              318            409
Communications and data processing                  733            251
Franchise taxes                                      28             35
Other                                             1,090            915
                                             ----------     ----------
Total                                        $    7,655     $    6,286
                                             ==========     ==========

INCOME TAXES

As the Company incurred net operating losses for the first quarter of 2000 and is utilizing net operating loss carryforwards for the first quarter of 2001, there were no current or deferred provisions for income taxes.

ASSESSMENT OF FINANCIAL CONDITION

The aggregate loan portfolio at March 31, 2001 increased $90.3 million from December 31, 2000 to $719.4 million. Commercial loans increased $26.4 million and real estate loans increased $13.4 million.

TABLE 4 - LOANS
(In thousands)

                                       March 31,    December 31,
                                         2001           2000
                                      ----------    ------------

Commercial                            $  352,205     $  325,774
Construction                             110,964         83,931
Real estate                              179,573        166,219
Consumer                                  44,074         36,092
Leases receivable                         32,626         17,093
                                      ----------     ----------
Total                                 $  719,442     $  629,109
                                      ==========     ==========

SUMMARY OF LOAN LOSS EXPERIENCE

The reserve for loans losses, which is available to absorb losses inherent in the loan portfolio, totaled $9.7 million at March 31, 2001, $8.9 million at December 31, 2000 and $3.5 million at March 31, 2000. This represents 1.35%, 1.42% and 1.25% of total loans at March 31, 2001, December 31, 2000 and March 31, 2000, respectively.

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management's assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $830,000 for the quarter ended March 2001 and $700,000 for the same quarter in 2000. These provisions were made to reflect management's assessment of the risk of loan losses specifically including risk associated with the continued rapid growth in the loan portfolio and the unseasoned nature of the current portfolio.

The reserve for loan losses is comprised of specific reserves assigned to classified loans and general reserves. We continuously evaluate our reserve for loan losses to maintain an adequate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of specific reserves include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All loans rated substandard or worse and greater than $250,000 are specifically reviewed and a specific allocation is assigned based on the losses expected to be realized from those loans. The expected future cash flows of principal and interest, discounted at the contractual interest rate, are compared to the current carrying value of the asset. As of March 31, 2001, there were $15.8 million in loans and leases rated substandard and $500,000 in leases rated doubtful. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans greater than $50,000. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate that portion of the required reserve assigned to unfunded loan commitments.

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

TABLE 5 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)

                                                                         Three Months Ended
                                                                      --------------------------
                                                                       March 31,       March 31,
                                                                         2001            2000
                                                                      ----------      ----------

Beginning balance                                                     $    8,910      $    2,775
Provision for loan losses                                                    830             700
                                                                      ----------      ----------
Ending balance                                                        $    9,740      $    3,475
                                                                      ==========      ==========

Reserve for loan losses to loans outstanding at end of period               1.35%           1.25%
Net charge-offs to average loans                                              --              --
Provision for loan losses to average loans                                   .13%            .28%
Recoveries to gross charge-offs                                               --              --
Loans past due (90 days)                                                     619              --
Non-accrual                                                                  635              --
Renegotiated                                                                  --              --

NON-PERFORMING ASSETS

The Company has one non-performing lease and one non-performing loan at March 31, 2001 and one non-performing lease at December 31, 2000.

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

TABLE 6 - INTEREST RATE SENSITIVITY
(In thousands)

                                                             Anticipated Impact Over the Next Twelve Months
                                                                  as Compared to Most Likely Scenario
                                                             ----------------------------------------------
                                                              200 bp Increase             200 bp Decrease
                                                                 March 2001                  March 2001
                                                              ---------------             ---------------

Change in net interest income                                      $ 1,633                   $ (4,116)

The estimated change in net interest revenue is 2.22% greater than the above mentioned guidelines. The net interest revenue estimated change was greater than the guidelines due to 150 bp decline in the federal discount rate. The change in interest rates on net interest revenue is expected to improve during the second quarter of 2001 as certificates of deposit are repriced.

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

TABLE 7 - CAPITAL RATIOS

                                       March 31,       March 31,
                                         2001            2000
                                      ----------      ----------
Risk-based capital:
   Tier 1 capital                            9.9%           17.3%
   Total capital                            11.0%           18.1%
Leverage                                     9.5%           15.5%

FORWARD LOOKING STATEMENTS

Statements and financial analysis contained in this document that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements describe our future plans, strategies and expectations and are based on certain assumptions. As a result, these forward looking statements involve substantial risks and uncertainties, many of which are beyond our control. The important factors that could cause actual results to differ materially from the forward looking statements include the following:

     o    Changes in interest rates

     o Changes in the levels of loan prepayments, which could affect the value of our loans

     o Changes in general economic and business conditions in areas or markets where we compete

     o Competition from banks and other financial institutions for loans and customer deposits

     o The failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses

     o The loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels

     o    Changes in government regulations

We have no obligation to update or revise any forward looking statements as a result of new information or future events. In light of these assumptions, risks and uncertainties, the events discussed in any forward looking statements in this memorandum might not occur.

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands except share data)

                                                           Three Months Ended March 31
                                                               2001           2000
                                                            ----------     ----------
INTEREST INCOME
Interest and fees on loans                                  $   14,625     $    5,463
Securities                                                       3,020          2,813
Federal funds sold                                                 362            306
Deposits in other banks                                              4              4
                                                            ----------     ----------
Total interest income                                           18,011          8,586
                                                            ----------     ----------
INTEREST EXPENSE
Deposits                                                         9,743          4,484
Other borrowings                                                   500            423
                                                            ----------     ----------
Total interest expense                                          10,243          4,907
                                                            ----------     ----------
NET INTEREST INCOME                                              7,768          3,679
PROVISION FOR LOAN LOSSES                                          830            700
                                                            ----------     ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              6,938          2,979
                                                            ----------     ----------
NON-INTEREST INCOME
Service charges on deposit accounts                                372             79
Trust fee income                                                   193            106
Gain on sale of securities                                         441             --
Other                                                              248            152
                                                            ----------     ----------
Total non-interest income                                        1,254            337
                                                            ----------     ----------
NON-INTEREST EXPENSE
Salaries and employee benefits                                   4,228          3,245
Net occupancy expense                                            1,157            859
Advertising                                                        101            572
Legal and professional                                             318            409
Communications and data processing                                 733            251
Franchise taxes                                                     28             35
Other                                                            1,090            915
                                                            ----------     ----------
Total non-interest expense                                       7,655          6,286
                                                            ----------     ----------
INCOME (LOSS) BEFORE INCOME TAXES                                  537         (2,970)
Income tax expense (benefit)                                        --             --
                                                            ----------     ----------
NET INCOME (LOSS)                                           $      537     $   (2,970)
                                                            ==========     ==========
EARNINGS PER SHARE:
                                                            ----------     ----------
Basic and diluted                                           $      .06     $     (.39)
                                                            ==========     ==========

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands except share data)

                                                                                  March 31,       December 31,
                                                                                    2001              2000
                                                                                ------------      ------------
ASSETS
Cash and due from banks                                                         $     37,641      $     29,431
Federal funds sold                                                                     6,000            30,860
Securities, available for sale                                                       173,344           184,952
Securities, held-to-maturity (fair value of $28,539)                                      --            28,366
Loans, net                                                                           704,640           616,951
Premises and equipment, net                                                            5,838             6,111
Accrued interest receivable and other assets                                           9,143            10,136
Goodwill, net                                                                          1,590             1,621
                                                                                ------------      ------------
Total assets                                                                    $    938,196      $    908,428
                                                                                ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits:
     Non-interest bearing                                                       $     82,705      $     71,856
     Interest bearing                                                                680,876           723,001
                                                                                ------------      ------------
   Total deposits                                                                    763,581           794,857

Accrued interest payable                                                               2,984             3,653
Other liabilities                                                                      4,719             5,135
Federal funds purchased                                                               35,015            11,525
Short-term borrowings                                                                 41,941             5,000
Other borrowings                                                                       1,380             2,061
                                                                                ------------      ------------
Total liabilities                                                                    849,620           822,231
                                                                                ------------      ------------
Shareholders' equity:
   Common stock, $.01 par value:
     Authorized shares - 20,000,000
     Issued shares - 9,151,797 at March 31, 2001 and December 31, 2000
                                                                                          92                92
   Series A-1 Non-voting common stock, $.01 par value:
     Issued shares - 406,128 at March 31, 2001 and December 31, 2000
                                                                                           4                 4
   Additional paid-in capital                                                        113,998           113,971
   Accumulated deficit                                                               (25,997)          (26,534)
   Treasury stock (shares at cost: 102,914 and 110,414 at March 31,
     2001 and December 31, 2000, respectively)                                        (1,333)           (1,427)
   Deferred compensation                                                                 573               573
   Accumulated other comprehensive income (loss)                                       1,239              (482)
                                                                                ------------      ------------
Total shareholders' equity                                                            88,576            86,197
                                                                                ------------      ------------
Total liabilities and shareholders' equity                                      $    938,196      $    908,428
                                                                                ============      ============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED (In thousands, except share data)

                                                                          Series A-1
                                                                          Non-voting
                                        Common Stock                     Common Stock
                                 ----------------------------     ---------------------------
                                                                                                   Additional        Accumu-
                                                                                                    Paid-in           lated
                                    Shares           Amount          Shares          Amount         Capital          Deficit
                                 ------------      ----------     ------------     ----------     ------------     ------------
Balances at December 31,
   1999                             7,259,520      $       73          426,694     $        4     $     86,917     $    (10,037)
Comprehensive income
    (loss)
  Net loss                                 --              --               --             --               --           (2,970)
  Change in unrealized
    loss on
    available-for-sale
    securities                             --              --               --             --               --               --


Total comprehensive
  income (loss)
Stock issued                            3,000              --               --             --               37               --
Purchase of treasury
  stock                                    --              --               --             --               --               --
Sale of treasury stock                     --              --               --             --               --               --
                                 ------------      ----------     ------------     ----------     ------------     ------------
Balance at March 31, 2000           7,262,520      $       73          426,694     $        4     $     86,954     $    (13,007)
                                 ============      ==========     ============     ==========     ============     ============

Balances at December 31,
   2000                             9,151,797      $       92          406,128     $        4     $    113,971     $    (26,534)
Comprehensive income
    (loss)
  Net income                               --              --               --             --               --              537
  Change in unrealized
    income on
    available-for-sale
    securities                             --              --               --             --               --               --


Total comprehensive
  income (loss)
Purchase of treasury
  stock                                    --              --               --             --               --               --
Sale of treasury stock                     --              --               --             --               27               --
                                 ------------      ----------     ------------     ----------     ------------     ------------
Balance at March 31, 2001           9,151,797      $       92          406,128     $        4     $    113,998     $    (25,997)
                                 ============      ==========     ============     ==========     ============     ============


                                                                                      Accumu-
                                          Treasury Stock                            lated Other
                                 ------------------------------                       Compre-
                                                                     Deferred         hensive
                                                                      Compen-          Income
                                    Shares            Amount           sation          (Loss)            Total
                                 ------------      ------------      ----------     ------------      ------------
Balances at December 31,
   1999                               (92,528)     $     (1,169)     $      322     $     (3,198)     $     72,912
Comprehensive income
    (loss)
  Net loss                                 --                --              --               --            (2,970)
  Change in unrealized
    loss on
    available-for-sale
    securities                             --                --              --             (981)             (981)
                                                                                                      ------------
Total comprehensive
  income (loss)                                                                                             (3,951)
Stock issued                               --                --              --               --                37
Purchase of treasury
  stock                               (11,556)             (144)             --               --              (144)
Sale of treasury stock                  1,000                13              --               --                13
                                 ------------      ------------      ----------     ------------      ------------
Balance at March 31, 2000            (103,084)     $     (1,300)     $      322     $     (4,179)     $     68,867
                                 ============      ============      ==========     ============      ============

Balances at December 31,
   2000                              (110,414)     $     (1,427)     $      573     $       (482)     $     86,197
Comprehensive income
    (loss)
  Net income                               --                --              --               --               537
  Change in unrealized
    income on
    available-for-sale
    securities                             --                --              --            1,721             1,721
                                                                                                      ------------
Total comprehensive
  income (loss)                                                                                              2,258
Purchase of treasury                   (7,000)              (89)             --               --               (89)
  stock
Sale of treasury stock                 14,500               183              --               --               210
                                 ------------      ------------      ----------     ------------      ------------
Balance at March 31, 2001            (102,914)     $     (1,333)     $      573     $      1,239      $     88,576
                                 ============      ============      ==========     ============      ============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

                                                                             Three Months Ended March 31
                                                                               2001              2000
                                                                           ------------      ------------
OPERATING ACTIVITIES
Net income (loss)                                                          $        537      $     (2,970)
Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
   Provision for loan losses                                                        830               700
   Depreciation and amortization                                                    462               354
   (Gain) loss on sale of securities                                               (441)               --
   Amortization and accretion on securities                                         (70)              (93)
   Changes in operating assets and liabilities:
     Accrued interest receivable and other assets                                   993              (241)
     Accrued interest payable and other liabilities                              (1,085)              270
                                                                           ------------      ------------
Net cash provided by (used in) operating activities                               1,226            (1,980)
                                                                           ------------      ------------
INVESTING ACTIVITIES
Purchases of available-for-sale securities                                      (26,749)          (10,368)
Proceeds from sales of available-for-sale securities                             28,828                --
Proceeds from maturities and calls on securities                                 34,780                --
Principal payments received on securities                                         5,347             2,079
Net increase in loans                                                           (88,519)          (50,590)
Purchase of premises and equipment, net                                            (158)           (1,661)
                                                                           ------------      ------------
Net cash used in investing activities                                           (46,471)          (60,540)
                                                                           ------------      ------------
FINANCING ACTIVITIES
Net increase in checking, money market and savings accounts                         748            97,155
Net increase (decrease) in certificates of deposit                              (32,024)           60,682
Sale of common stock                                                                 --                37
Net borrowings (repayments) from FHLB                                            36,941           (44,178)
Net other borrowings                                                               (681)               --
Federal funds purchased                                                          23,490                --
Purchase of treasury stock                                                          (89)             (131)
Sale of treasury stock                                                              210                --
                                                                           ------------      ------------
Net cash provided by financing activities                                        28,595           113,565
                                                                           ------------      ------------
Net increase (decrease) in cash and cash equivalents                            (16,650)           51,045
Cash and cash equivalents at beginning of period                                 60,291             8,548
                                                                           ------------      ------------
Cash and cash equivalents at end of period                                 $     43,641      $     59,593
                                                                           ============      ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                $     10,912      $      4,753
                                                                           ============      ============

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1)  ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of Texas Capital Bancshares, Inc. conform to generally accepted accounting principles and to generally accepted practices within the banking industry. The Consolidated Financial Statements of the Company include the accounts of the Company and its subsidiary, Texas Capital Bank, National Association. Certain prior period balances have been reclassified to conform with the current period presentation.

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

(2)  EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share data):

                                                                                   Three Months Ended March 31
                                                                                      2001             2000
                                                                                  ------------     ------------

Numerator for basic and dilutive per share--income (loss) allocated
   common shareholders                                                            $        537     $     (2,970)
Denominator for basic earnings (loss) per share--weighted average
   shares                                                                            9,450,567        7,591,746
Basic earnings (loss) per share                                                   $        .06     $       (.39)
Denominator for dilutive earnings (loss) per share                                   9,537,024        7,591,746
Diluted earnings (loss) per share                                                 $        .06     $       (.39)

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

TRADITIONAL BANKING
(In thousands)

                                  Three Months Ended March 31
                                      2001           2000
                                   ----------     ----------

Net interest income                $    7,863     $    3,454
Provision for loan losses                 830            700
Non-interest income                     1,137            329
Non-interest expense                    6,421          4,720
Net income (loss)                       1,749         (1,637)

BANKDIRECT
(In thousands)

                                     Three Months Ended March 31
                                         2001            2000
                                      ----------      ----------

Net interest income (loss)            $      (95)     $      225
Provision for loan losses                     --              --
Non-interest income                          117               8
Non-interest expense                         961           1,141
Net loss                                    (939)           (908)

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2001 is as follows (in thousands):

                                                Net         Provision         Non-           Non-
                                              Interest       for Loan       interest       interest
                                               Income         Losses         Income        Expense
                                             ----------     ----------     ----------     ----------

Total reportable lines of business           $    7,768     $      830     $    1,254     $    7,382
Unallocated items:
   Holding company                                   --             --             --            273
                                             ----------     ----------     ----------     ----------

The Company consolidated                     $    7,768     $      830     $    1,254     $    7,655
                                             ==========     ==========     ==========     ==========

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2000 is as follows (in thousands):

                                                Net         Provision         Non-           Non-
                                              Interest       for Loan       interest       interest
                                               Income         Losses         Income        Expense
                                             ----------     ----------     ----------     ----------

Total reportable lines of business           $    3,679     $      700     $      337     $    5,861
Unallocated items:
   Holding company                                   --             --             --            425
                                             ----------     ----------     ----------     ----------

The Company consolidated                     $    3,679     $      700     $      337     $    6,286
                                             ==========     ==========     ==========     ==========

(4)  CONTINGENT LIABILITIES

In March 2000, the Company entered into an agreement to provide merchant card processing for a customer. In December 2000, the customer ceased operations and filed for bankruptcy protection. At the time the customer filed for bankruptcy protection, there were approximately $2 million in advanced credit card ticket sales. The Company is unable to determine its exact liability. The exact liability will not be known until all of the chargebacks have been received and processed and all potential third party recoveries have been received by the Company. That process could continue through the middle-to-late part of 2001. However, at December 31, 2000, based upon all available information, the Company determined that $1.8 million is the most probable loss within the range and has recognized a $1.8 million liability for this. The range of potential loss is from $750,000 to $1.8 million of estimated loss contingency. The actual losses incurred by the Company may be less than the amount accrued. The contingency will be adjusted through the year 2001 as more compelling information is available. As of March 31, 2001, the Company is still in the process of receiving and processing chargebacks. Based on the activity since December 31, the Company still believes the $1.8 million is adequate to cover the losses.

QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share)

                                                  For the three months ended                    For the three months ended
                                                        March 31, 2001                                 March 31, 2000
                                            Average        Revenue/          Yield/         Average       Revenue/         Yield/
                                            Balance       Expense (1)         Rate          Balance      Expense (1)        Rate
                                           ----------     -----------      ----------      ----------    -----------     ----------
ASSETS
Taxable securities                         $  186,041      $    3,020            6.58%     $  169,074     $    2,813           6.67%
Federal funds sold                             26,410             362            5.56%         21,262            306           5.77%
Deposits in other banks                           483               4            3.36%            282              4           5.69%
Loans(1)                                      658,472          14,625            9.01%        249,704          5,463           8.78%
   Less reserve for loan losses                 9,212              --              --           3,076             --             --
                                           ----------      ----------      ----------      ----------     ----------     ----------
Loans, net of reserve                         649,260          14,625            9.14%        246,628          5,463           8.88%
                                           ----------      ----------      ----------      ----------     ----------     ----------
Total earning assets                          862,194          18,011            8.47%        437,246          8,586           7.88%
                                           ----------      ----------      ----------      ----------     ----------     ----------
Cash and other assets                          40,164                                          20,683
                                           ----------                                      ----------
Total assets                               $  902,358                                      $  457,929
                                           ==========                                      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Transaction deposits                       $   33,767      $      215            2.58%     $   10,096     $       65           2.58%
Savings deposits                              377,081           4,914            5.29%        186,367          2,542           5.47%
Time deposits                                 284,913           4,614            6.57%        126,675          1,877           5.94%
                                           ----------      ----------      ----------      ----------     ----------     ----------
Total interest-bearing deposits               695,761           9,743            5.68%        323,138          4,484           5.57%
                                           ----------      ----------      ----------      ----------     ----------     ----------
Other borrowings                               35,303             500            5.74%         29,563            423           5.74%
                                           ----------      ----------      ----------      ----------     ----------     ----------
Total interest-bearing liabilities            731,064          10,243            5.68%        352,701          4,907           5.58%
                                           ----------      ----------      ----------      ----------     ----------     ----------
Demand deposits                                75,178                                          32,772
Other liabilities                               8,363                                           2,766
Shareholders' equity                           87,753                                          69,690
                                           ----------                                      ----------
Total liabilities and shareholders'
   equity                                  $  902,358                                      $  457,929
                                           ==========                                      ==========

Net interest income                                        $    7,768                                     $    3,679
Net interest income to earning assets
                                                                                 3.65%                                         3.37%
                                                                           ----------                                    ----------
Provision for loan losses                                         830                                            700
Non-interest income                                             1,254                                            337
Non-interest expense                                            7,655                                          6,286
                                                           ----------                                     ----------
INCOME (LOSS) BEFORE TAXES                                        537                                         (2,970)
Federal and state income tax                                       --                                             --
                                                           ----------                                     ----------
NET INCOME (LOSS)                                          $      537                                     $   (2,970)
                                                           ==========                                     ==========
EARNINGS PER SHARE:
   NET INCOME
   Basic and diluted                                       $      .06                                     $     (.39)
                                                           ----------                                     ----------
Return on average equity                                         2.48%                                        (17.09)%
                                                           ----------                                     ----------
Return on average assets                                          .24%                                         (2.60)%
                                                           ----------                                     ----------
Equity to assets                                                 9.72%                                         15.21%
                                                           ==========                                     ==========

(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TEXAS CAPITAL BANCSHARES, INC.
                                             ----------------------------------
                                             (Registrant)





Date:   May 11, 2001                         /s/ Gregory B. Hultgren
      ------------------------               ----------------------------------
                                             Gregory B. Hultgren
                                             Chief Financial Officer