Form 10-Q
period 2001-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2001-08-14
CIK 1077428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2001

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                  to
                               ----------------    ----------------

                         Commission file number 0-30533

                         TEXAS CAPITAL BANCSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                            DELAWARE                                                75-2671109
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification Number)



   2100 MCKINNEY AVENUE, SUITE 900, DALLAS, TEXAS, U.S.A.                              75201
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Common Stock:
                     Voting                      9,121,478
                     Nonvoting                     406,128

                         Texas Capital Bancshares, Inc.
                                    Form 10-Q
                           Quarter Ended June 30, 2001

                                      Index

Part I. Financial Information
     Management's Discussion and Analysis                                                                   2
     Consolidated Statements of Operations - Unaudited                                                      9
     Consolidated Balance Sheets - Unaudited                                                               10
     Consolidated Statements of Changes in Shareholders' Equity - Unaudited                                11
     Consolidated Statements of Cash Flows - Unaudited                                                     12
     Notes to Consolidated Financial Statements - Unaudited                                                13
     Financial Summaries - Unaudited                                                                       16

Part II. Other Information
     Item 4.  Submission of Matters to a Vote of Security Holders                                          18
     Item 6.  Exhibits and Reports on Form 8-K                                                             18

Signature                                                                                                  18




MANAGEMENT'S ASSESSMENT OF OPERATIONS AND FINANCIAL CONDITION

ASSESSMENT OF OPERATIONS

SUMMARY OF PERFORMANCE

Texas Capital Bancshares, Inc. (the "Company") recorded net income of $1.2 million or $.12 per diluted common share for the second quarter of 2001 compared to a net loss of $4.6 million or $(.54) per diluted common share for the second quarter of 2000. Return on average assets was .48% for the second quarter of 2001 compared to (2.99)% for the second quarter of 2000. Returns on average equity were 5.32% and (23.64)%, for the second quarter of 2001 and 2000, respectively.

Net interest income for the second quarter of 2001 increased by $3 million or 57.2% over the second quarter of 2000. Non-interest income increased by $898,000 or 159.5% and non-interest expense decreased $1.8 million or 20.0% compared to the second quarter of 2000.

NET INTEREST INCOME

Net interest income was $8.3 million for the second quarter of 2001 compared to $5.3 million for the second quarter of 2000. Average earning assets increased by $342.6 million from the second quarter of 2000. The increase in average earning assets from the second quarter of 2000 included a $402.3 million increase in average loans. Average interest bearing liabilities increased $292.0 million from the second quarter of 2000 which included a $226.9 million increase in interest bearing deposits and a $65.1 million increase in borrowings.

--------------------------------------------------------------------------------
TABLE 1 - VOLUME/RATE ANALYSIS
(In thousands)

                                          Three months ended                       Six months ended
                                          June 30, 2001/2000                      June 30, 2001/2000
                                  -----------------------------------    -----------------------------------
                                                   Change Due To                           Change Due To
                                               ----------------------                 ----------------------
                                   Change       Volume     Yield/Rate     Change       Volume     Yield/Rate
                                  ---------    --------    ----------    ---------    --------    ----------
Interest income:
   Securities                     $  (1,043)   $   (805)   $     (238)   $    (836)   $   (545)   $     (291)
   Loans                              6,568       9,638        (3,070)      15,730      18,543        (2,813)
   Federal funds sold                  (229)       (193)          (36)        (173)       (115)          (58)
   Deposits in other banks              (68)         47          (115)         (68)         52          (120)
                                  ---------    --------    ----------    ---------    --------    ----------
Total                                 5,228       8,687        (3,459)      14,653      17,935        (3,282)
                                  ---------    --------    ----------    ---------    --------    ----------
Interest expense:
   Transaction deposits                 142         174           (32)         292         327           (35)
   Savings deposits                      91       1,416        (1,325)       2,463       4,002        (1,539)
   Time deposits                      1,349       1,634          (285)       4,086       3,988            98
   Borrowed funds                       640       1,041          (401)         717       1,054          (337)
                                  ---------    --------    ----------    ---------    --------    ----------
Total                                 2,222       4,265        (2,043)       7,558       9,371        (1,813)
                                  ---------    --------    ----------    ---------    --------    ----------
Net interest income               $   3,006    $  4,422    $   (1,416)   $   7,095    $  8,564    $   (1,469)
                                  =========    ========    ==========    =========    ========    ==========

Net interest margin, the ratio of net interest income to average earning assets, was 3.57% for the second quarter of 2001 compared to 3.60% for the second quarter of 2000. The decrease in the net interest margin during the second quarter of 2001 was due to an overall decrease in rates and assets repricing more quickly than liabilities.


NON-INTEREST INCOME

Non-interest income increased $898,000 compared to the same quarter of 2000. Service charges on deposit accounts increased $334,000. This increase was due to the large increase in deposits, which resulted in a higher volume of transactions. Trust fee income increased $76,000, due to continued growth of trust assets during 2000 and 2001. Other non-interest income decreased by $51,000 due to decreases in merchant fee income and rental income related to leased equipment. These decreases were somewhat offset by increases in mortgage warehouse fees, letter of credit fees and investment fees. The second quarter of 2001 non-interest income includes a $540,000 gain on sale of securities.

--------------------------------------------------------------------------------
TABLE 2 - NON-INTEREST INCOME
(In thousands)

                                            Three Months Ended June 30       Six Months Ended June 30
                                             2001                2000       2001                  2000
                                           --------            --------   --------              --------
Service charges on deposit accounts        $    429            $     95   $    801              $    174
Trust fee income                                211                 135        404                   241
Gain on sale of securities                      540                   1        981                     1
Other                                           281                 332        529                   484
                                           --------            --------   --------              --------
Total non-interest income                  $  1,461            $    563   $  2,715              $    900
                                           ========            ========   ========              ========


NON-INTEREST EXPENSE

Non-interest expense for the second quarter of 2001 decreased $1.8 million or (20.0)% compared to the second quarter of 2000. Salaries and employee benefits increased by $167,000 or 4.64%. Full time employees decreased from 223 at June 30, 2000 to 208 at June 30, 2001. The Company realigned its staffing levels during the second quarter of 2001 and the salaries and employee benefits for the quarter include severance.

Advertising expense decreased $1.6 million or (95.4)%. Advertising for the second quarter of 2000 included direct marketing with print and on-line ads, branding for the traditional bank and BankDirect, as well as affinity payments related to BankDirect. These amounts have been significantly scaled back in 2001. Legal and professional decreased $532,000, or (51.1)%, mainly due to an investment banking fee paid in the second quarter of 2000. The second quarter of 2000 also included costs associated with the Company's private placement offering, and the continued efforts to obtain regulatory approval for the formation of a state chartered savings bank. Communications and data processing increased $265,000 or 59.3% due to the continued strong growth in loans and deposits since the second quarter of 2000, which has created significantly more transactions volume.

--------------------------------------------------------------------------------
TABLE 3 -NON-INTEREST EXPENSE
(In thousands)

                                            Three Months Ended June 30       Six Months Ended June 30
                                             2001                2000       2001                  2000
                                           --------            --------   --------              --------
Salaries and employee benefits             $  3,763            $  3,596   $  7,991              $  6,841
Net occupancy expense                         1,143               1,074      2,300                 1,933
Advertising and affinity payments                77               1,668        178                 2,290
Legal and professional                          509               1,041        827                 1,465
Communications and data processing              712                 447      1,445                   698
Franchise taxes                                  38                  84         66                   127
Other expense                                 1,023               1,177      2,113                 2,019
                                           --------            --------   --------              --------
Total non-interest expense                 $  7,265            $  9,087   $ 14,920              $ 15,373
                                           ========            ========   ========              ========



INCOME TAXES

As the Company incurred net operating losses for the second quarter of 2000 and is utilizing net operating loss carryforwards for the second quarter of 2001, there were no current or deferred provisions for income taxes.

ASSESSMENT OF FINANCIAL CONDITION

The aggregate loan portfolio at June 30, 2001 increased $187.3 million from December 31, 2000 to $816.4 million. Commercial loans increased $73.3 million and real estate loans increased $71.4 million.

--------------------------------------------------------------------------------
TABLE 4 - LOANS
(In thousands)

                          June 30,    December 31,
                            2001          2000
                         ----------   ------------
Commercial               $  399,083   $    325,774
Construction                133,647         83,931
Real estate                 187,916        166,219
Consumer                     50,486         36,092
Leases receivable            45,258         17,093
                         ----------   ------------
Total                    $  816,390   $    629,109
                         ==========   ============


SUMMARY OF LOAN LOSS EXPERIENCE

The reserve for loans losses, which is available to absorb losses inherent in the loan portfolio, totaled $10.7 million at June 30, 2001, $8.9 million at December 31, 2000 and $4.8 million at June 30, 2000. This represents 1.31%, 1.42% and 1.08% of total loans at June 30, 2001, December 31, 2000 and June 30, 2000, respectively.

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management's assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $1.3 million for the quarter ended June 2001 and $1.3 million for the same quarter in 2000. These provisions were made to reflect management's assessment of the risk of loan losses specifically including risk associated with the continued rapid growth in the loan portfolio and the unseasoned nature of the current portfolio.

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

--------------------------------------------------------------------------------
TABLE 5 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)

                                                         Six months        Six months       Year ended
                                                       ended June 30,    ended June 30,    December 31,
                                                            2001              2000             2000
                                                       --------------    --------------    ------------
Beginning balance                                      $        8,910    $        2,775   $       2,775
    Loans charged-off:
        Leases                                                    353                --              --
                                                       --------------    --------------    ------------
    Total                                                       8,557                --              --
Provision for loan losses                                       2,122             1,999           6,135
                                                       --------------    --------------    ------------
Ending balance                                         $       10,679    $        4,774   $       8,910
                                                       --------------    --------------    ------------

Reserve for loan losses to loans outstanding at end
   of period                                                     1.31%             1.08%           1.42%
Net charge-offs to average loans                                 0.05%             0.00%           0.00%
Provision for loan losses to average loans                       0.30%             0.66%           1.44%
Recoveries to gross charge-offs                                    --                --              --
Loans past due (90 days)                                        1,661                --              --
Nonaccrual                                                      8,424               208              --
Renegotiated                                                       --                --              --


NON-PERFORMING ASSETS

The Company has one non-performing lease and two non-performing loan relationships at June 30, 2001, none at June 30, 2000 and one non-performing lease at December 31, 2000.


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

--------------------------------------------------------------------------------
TABLE 6 - INTEREST RATE SENSITIVITY
(In thousands)

                                          Anticipated Impact Over the Next Twelve Months
                                               as Compared to Most Likely Scenario
                                          -----------------------------------------------
                                           200 bp Increase             200 bp Decrease
                                              June 2001                   June 2001
                                          ----------------------   ----------------------
Change in net interest income                  $ 3,685                    $ (4,901)

The estimated change in net interest revenue is 2.8% greater than the above mentioned guidelines. The net interest revenue estimated change was greater than the guidelines due to continued decline in the overnight federal funds rate. The anticipated impact of the change in interest rates on net interest revenue is expected to improve during the third quarter of 2001 as rate declines slow and term liabilities are repriced.

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

--------------------------------------------------------------------------------
TABLE 7 - CAPITAL RATIOS

                                     June 30,     June 30,
                                       2001         2000
                                    ----------    ---------
Risk-based capital:
   Tier 1 capital                         9.16%       15.05%
   Total capital                         10.28%       15.82%
Leverage                                  8.98%       15.31%

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

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands except share data)

                                                 Three Months Ended           Six Months Ended
                                                       June 30                    June 30
                                                  2001         2000          2001         2000
                                               ----------   ----------    ----------   ----------
INTEREST INCOME
Interest and fees on loans                     $   15,069   $    8,501    $   29,694   $   13,964
Securities                                          2,520        3,563         5,540        6,376
Federal funds sold                                     84          313           446          619
Deposits in other banks                                 5           73             9           77
                                               ----------   ----------    ----------   ----------
Total interest income                              17,678       12,450        35,689       21,036
INTEREST EXPENSE
Deposits                                            8,481        6,899        18,224       11,383
Other borrowings                                      935          295         1,435          718
                                               ----------   ----------    ----------   ----------
Total interest expense                              9,416        7,194        19,659       12,101
                                               ----------   ----------    ----------   ----------
NET INTEREST INCOME                                 8,262        5,256        16,030        8,935
PROVISION FOR LOAN LOSSES                           1,292        1,299         2,122        1,999
                                               ----------   ----------    ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                      6,970        3,957        13,908        6,936
NON-INTEREST INCOME
Service charges on deposit accounts                   429           95           801          174
Trust fee income                                      211          135           404          241
Gain (loss) on sale of securities                     540            1           981            1
Other                                                 281          332           529          484
                                               ----------   ----------    ----------   ----------
Total non-interest income                           1,461          563         2,715          900
                                               ----------   ----------    ----------   ----------
NON-INTEREST EXPENSE
Salaries and employee benefits                      3,763        3,596         7,991        6,841
Net occupancy expense                               1,143        1,074         2,300        1,933
Advertising and affinity payments                      77        1,668           178        2,290
Legal and professional                                509        1,041           827        1,465
Communications and data processing                    712          447         1,445          698
Franchise taxes                                        38           84            66          127
Other                                               1,023        1,177         2,113        2,019
                                               ----------   ----------    ----------   ----------
Total non-interest expense                          7,265        9,087        14,920       15,373
                                               ----------   ----------    ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES                   1,166       (4,567)        1,703       (7,537)
Income tax expense (benefit)                           --           --            --           --
                                               ----------   ----------    ----------   ----------
NET INCOME (LOSS)                              $    1,166   $   (4,567)   $    1,703   $   (7,537)
                                               ==========   ==========    ==========   ==========
EARNINGS PER SHARE:
                                               ----------   ----------    ----------   ----------
Basic and diluted                              $      .12   $     (.54)   $      .18   $     (.94)
                                               ==========   ==========    ==========   ==========


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands except share data)

                                                                          June 30,      December 31,
                                                                            2001            2000
                                                                         -----------    ------------
ASSETS
Cash and due from banks                                                  $    32,901    $     29,431
Federal funds sold                                                                --          30,860
Securities available for sale                                                167,054         184,952
Securities held to maturity                                                       --          28,366
Loans, net                                                                   797,810         616,951
Premises and equipment, net                                                    5,470           6,111
Accrued interest receivable and other assets                                  11,907          10,136
Goodwill, net                                                                  1,559           1,621
                                                                         -----------    ------------
Total assets                                                             $ 1,016,701    $    908,428
                                                                         -----------    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits:
     Non-interest bearing                                                $   118,279    $     71,856
     Interest bearing                                                        703,811         723,001
                                                                         -----------    ------------
   Total deposits                                                            822,090         794,857

Accrued interest payable                                                       2,501           3,653
Other liabilities                                                              6,561           5,135
Federal funds purchased                                                       56,995          11,525
Short-term borrowings                                                         37,970           5,000
Other borrowings                                                               1,181           2,061
                                                                         -----------    ------------
Total liabilities                                                            927,298         822,231
Shareholders' equity:
   Common stock, $.01 par value:
     Authorized shares - 20,000,000
     Issued shares - 9,158,392 and 9,151,797 at June 30, 2001
       December 31, 2000, respectively                                            92              92
   Series A-1 Nonvoting common stock, $.01 par value:
     Issued shares - 406,128 at June 30, 2001 and December 31, 2000                4               4
   Additional paid-in capital                                                114,143         113,971
   Accumulated deficit                                                       (24,831)        (26,534)
   Treasury stock (shares at cost: 79,051 and 110,414 at June 30, 2001
     and December 31, 2000, respectively)                                     (1,035)         (1,427)
   Deferred compensation                                                         573             573
   Accumulated other comprehensive income (loss)                                 457            (482)
                                                                         -----------    ------------
Total shareholders' equity                                                    89,403          86,197
                                                                         -----------    ------------
Total liabilities and shareholders' equity                               $ 1,016,701    $    908,428
                                                                         ===========    ============

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED
(In thousands, except share data)

                                                                 Series A-1
                                                                  Nonvoting
                                      Common Stock               Common Stock
                                ------------------------   -----------------------
                                                                                     Additional     Accumu-
                                                                                      Paid-in       lated
                                  Shares        Amount       Shares       Amount      Capital       Deficit
                                ----------    ----------   ----------   ----------   ----------   ----------
Balances at December
  31, 1999                       7,259,520    $       73      426,694   $        4   $   86,917   $  (10,037)
Comprehensive income
    (loss):
  Net loss                              --            --           --           --           --       (7,537)
  Change in unrealized
    loss on
    available-for-sale
    securities                          --            --           --           --           --           --

Total comprehensive
  income (loss)
Stock issued                     1,852,854            18           --           --       26,799           --
Transfers                          (39,375)           --       39,375           --           --           --
Purchase of treasury
  stock                                 --            --           --           --           --           --
Sale of treasury stock                  --            --           --           --           --           --
Deferred compensation
  arrangement                           --            --           --           --           --           --
                                ----------    ----------   ----------   ----------   ----------   ----------
Balance at June 30,2000          9,072,999    $       91      466,069   $        4   $  113,716   $  (17,574)
                                ==========    ==========   ==========   ==========   ==========   ==========
Balances at December
  31, 2000                       9,151,797    $       92      406,128   $        4   $  113,971   $  (26,534)
Comprehensive income:
  Net income                            --            --           --           --           --        1,703
  Change in unrealized
    gain (loss) on
    available-for-sale
    securities                          --            --           --           --           --           --

Total comprehensive
  income
Purchase of treasury                    --            --           --           --           --           --
  stock
Issuance of common                   6,595            --           --           --           81           --
  stock
Sale of treasury stock                  --            --           --           --           91           --
                                ----------    ----------   ----------   ----------   ----------   ----------
Balance at June 30, 2001         9,158,392    $       92      406,128   $        4   $  114,143   $  (24,831)
                                ==========    ==========   ==========   ==========   ==========   ==========


                                                                           Accumu-
                                     Treasury Stock                      lated Other
                                ------------------------                   Compre-
                                                             Deferred      hensive
                                                              Compen-      Income
                                  Shares        Amount        sation        (Loss)        Total
                                ----------    ----------    ----------   -----------    ----------
Balances at December
  31, 1999                         (92,528)   $   (1,169)   $      322   $    (3,198)   $   72,912
Comprehensive income
    (loss):
  Net loss                              --            --            --            --        (7,537)
  Change in unrealized
    loss on
    available-for-sale
    securities                          --            --            --          (979)         (979)
                                                                                        ----------
Total comprehensive
  income (loss)                                                                             (8,516)
Stock issued                            --            --            --            --        26,817
Transfers                               --            --            --            --            --
Purchase of treasury
  stock                            (11,556)         (144)           --            --          (144)
Sale of treasury stock              11,000           137            --            --           137
Deferred compensation
  arrangement                       (8,830)         (123)          123            --            --
                                ----------    ----------    ----------   -----------    ----------
Balance at June 30,2000           (101,914)   $   (1,299)   $      445   $    (4,177)   $   91,206
                                ==========    ==========    ==========   ===========    ==========
Balances at December
  31, 2000                        (110,414)   $   (1,427)   $      573   $      (482)   $   86,197
Comprehensive income:
  Net income                            --            --            --            --         1,703
  Change in unrealized
    gain (loss) on
    available-for-sale
    securities                          --            --            --           939           939
                                                                                        ----------
Total comprehensive
  income                             2,642
Purchase of treasury stock         (15,033)         (190)           --            --          (190)
Issuance of common stock                --            --            --            --            81
Sale of treasury stock              46,396           582            --            --           673
                                ----------    ----------    ----------   -----------    ----------
Balance at June 30, 2001           (79,051)   $   (1,035)   $      573   $       457    $   89,403
                                ==========    ==========    ==========   ===========    ==========

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

                                                                             Six Months Ended June 30
                                                                               2001            2000
                                                                            ----------      ----------
OPERATING ACTIVITIES
Net income (loss)                                                           $    1,703      $   (7,537)
Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
   Provision for loan losses                                                     2,122           1,999
   Depreciation and amortization                                                   937             813
   Gain on sale of securities                                                     (981)             (1)
   Amortization and accretion on securities                                          7            (203)
   Changes in operating assets and liabilities:
     Accrued interest receivable and other assets                               (1,771)         (2,735)
     Accrued interest payable and other liabilities                                274           1,028
                                                                            ----------      ----------
Net cash provided by (used in) operating activities                              2,291          (6,636)
INVESTING ACTIVITIES
Purchases of available-for-sale securities                                    (121,871)        (45,313)
Purchases of held-to-maturity securities                                            --         (28,226)
Proceeds from sale of available-for-sale securities                             79,233           9,997
Proceeds from maturities and sales of securities                                67,780              --
Principal payments received on securities                                       23,035           6,596
Net increase in loans                                                         (182,981)       (214,164)
Purchase of premises and equipment, net                                           (234)         (3,027)
                                                                            ----------      ----------
Net cash used in investing activities                                         (135,038)       (274,137)
FINANCING ACTIVITIES
Net increase in checking, money market and savings accounts                     88,901         162,655
Net (decrease) increase in certificates of deposit                             (61,668)        130,831
Issuance of common stock                                                            81          26,817
Net borrowings from FHLB                                                        32,970         (21,818)
Net other borrowings                                                              (880)             --
Federal funds purchased                                                         45,470              --
Sale of treasury stock                                                             673             138
Purchase of treasury stock                                                        (190)           (144)
                                                                            ----------      ----------
Net cash provided by financing activities                                      105,357         298,479
                                                                            ----------      ----------
Net increase (decrease) in cash and cash equivalents                           (27,390)         17,706
Cash and cash equivalents at beginning of period                                60,291           8,548
                                                                            ----------      ----------
Cash and cash equivalents at end of period                                  $   32,901      $   26,254
                                                                            ==========      ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                 $   20,811      $   11,656
                                                                            ==========      ==========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1)  ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of Texas Capital Bancshares, Inc. conform to accounting principles generally accepted in the United States and to generally accepted practices within the banking industry. The Consolidated Financial Statements of the Company include the accounts of the Company and its subsidiary, Texas Capital Bank, National Association. Certain prior period balances have been reclassified to conform with the current period presentation.

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


(2)  EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share data):

                                                Three Months Ended June 30          Six Months Ended June 30
                                                   2001             2000              2001             2000
                                               ------------     ------------      ------------     ------------
Numerator for basic and dilutive per
   share--income (loss) allocated
   common shareholders                         $      1,166     $     (4,567)     $      1,703     $     (7,537)
Denominator for basic earnings
   (loss) per share--weighted average
   shares                                         9,459,042        8,391,062         9,454,828        7,991,404
Basic earnings (loss) per share                $        .12     $       (.54)     $        .18     $       (.94)
Denominator for dilutive earnings
   (loss) per share                               9,544,792        8,391,062         9,540,927        7,991,404
Diluted earnings (loss) per share              $        .12     $       (.54)     $        .18     $       (.94)


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

TRADITIONAL BANKING
(In thousands)

                                    Three Months Ended June 30        Six Months Ended June 30
                                       2001            2000             2001            2000
                                    ----------      ----------       ----------      ----------
Net interest income                 $    8,081      $    4,555       $   15,944      $    8,009
Provision for loan losses                1,292           1,299            2,122           1,999
Non-interest income                      1,375             559            2,512             888
Non-interest expense                     6,155           5,222           12,576           9,942
                                    ----------      ----------       ----------      ----------
Net income (loss)                        2,009          (1,407)           3,758          (3,044)


BANKDIRECT
(In thousands)

                                    Three Months Ended June 30         Six Months Ended June 30
                                       2001             2000             2001             2000
                                    ----------       ----------       ----------       ----------
Net interest income                 $      181       $      632       $       86       $      857
Provision for loan losses                   --               --               --               --
Non-interest income                         86                4              203               12
Non-interest expense                       834            2,886            1,795            4,027
                                    ----------       ----------       ----------       ----------
Net loss                                  (567)          (2,250)          (1,506)          (3,158)


Reportable segments reconciliations to the Consolidated Financial Statements for the three month and six month periods ended June 30, 2001 are as follows (in thousands):

                                                       Three months ended June 30, 2001
                                          --------------------------------------------------------
                                          Net Interest  Provision for  Non-interest   Non-interest
                                             Income      Loan Losses      Income        Expense
                                          ------------  -------------  ------------   ------------
Total reportable lines of business        $      8,262  $       1,292  $      1,461   $      6,989
Unallocated items:
   Holding company                                  --             --            --            276
                                          ------------  -------------  ------------   ------------

The Company consolidated                  $      8,262  $       1,292  $     1,461    $      7,265
                                          ============  =============  ============   ============


                                                         Six months ended June 30, 2001
                                          --------------------------------------------------------
                                          Net Interest  Provision for  Non-interest   Non-interest
                                             Income      Loan Losses      Income        Expense
                                          ------------  -------------  ------------   ------------
Total reportable lines of business        $     16,030  $       2,122  $      2,715   $     14,371
Unallocated items:
   Holding company                                  --             --            --            549
                                          ------------  -------------  ------------   ------------

The Company consolidated                  $     16,030  $       2,122  $      2,715   $     14,920
                                          ============  =============  ============   ============

Reportable segments reconciliations to the Consolidated Financial Statements for the three month and six month periods ended June 30, 2000 are as follows (in thousands):

                                                       Three months ended June 30, 2000
                                          --------------------------------------------------------
                                          Net Interest  Provision for  Non-interest   Non-interest
                                             Income      Loan Losses      Income         Expense
                                          ------------  -------------  ------------   ------------
Total reportable lines of business        $      5,187  $       1,299  $        563    $     8,108
Unallocated items:
   Holding company                                  69              -            -             979
                                          ------------  -------------  ------------   ------------

The Company consolidated                  $      5,256  $       1,299  $        563   $      9,087
                                          ============  =============  ============   ============


                                                         Six months ended June 30, 2000
                                          --------------------------------------------------------
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
                                          ============  =============  ============   ============



(4)  CONTINGENT LIABILITIES

In March 2000, the Company entered into an agreement to provide merchant card processing for a customer. In December 2000, the customer ceased operations and filed for bankruptcy protection. At the time the customer filed for bankruptcy protection, there were approximately $2 million in advanced credit card ticket sales. The Company is unable to determine its exact liability. The exact liability will not be known until all of the chargebacks have been received and processed and any potential third party recoveries have been received by the Company. That process could continue through the middle-to-late part of 2001. However, at December 31, 2000, based upon all available information, the Company determined that $1.8 million is the most probable loss within the range and has recognized a $1.8 million liability for this. The actual losses incurred by the Company may be less than the amount accrued. The contingency will be adjusted through the year 2001 as more compelling information is available. As of June 30, 2001, the Company has made some payments and is still in the process of receiving and processing chargebacks. Based on the activity since December 31, the Company still believes the $1.8 million is adequate to cover the losses.

--------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share)

                                                     For the three months ended                 For the three months ended
                                                          June 30, 2001                               June 30, 2000
                                                -----------------------------------    ------------------------------------------
                                                 Average     Revenue/      Yield/       Average         Revenue/         Yield/
                                                 Balance    Expense(1)      Rate        Balance       Expense(1)(2)       Rate
                                                ----------  ----------   ----------    ----------    --------------    ----------
ASSETS
Taxable securities                              $  161,779  $    2,520         6.25%   $  209,019    $        3,563          6.84%
Federal funds sold                                   7,816          84         4.31%       20,401               313          6.15%
Deposits in other banks                                418           5         4.80%          254                73        115.28%
Loans (1)                                          768,834      15,069         7.86%      360,323             8,501          9.46%
   Less reserve for loan losses                     10,239          --           --         3,988                --            --
                                                ----------  ----------   ----------    ----------    --------------    ----------
Loans, net of reserve                              758,595      15,069         7.97%      356,335             8,501          9.57%
                                                ----------  ----------   ----------    ----------    --------------    ----------
Total earning assets                               928,608      17,678         7.64%      586,009            12,450          8.52%
                                                ----------  ----------   ----------    ----------    --------------    ----------
Cash and other assets                               46,203                                 25,853
                                                ----------                             ----------
Total assets                                    $  974,811                             $  611,862
                                                ==========                             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Transaction deposits                            $   39,851   $     251         2.53%   $   15,357    $          109          2.85%
Savings deposits                                   360,239       3,809         4.24%      260,875             3,718          5.72%
Time deposits                                      296,618       4,421         5.98%      193,610             3,072          6.36%
                                                ----------  ----------   ----------    ----------    --------------    ----------
Total interest bearing deposits                    696,708       8,481         4.88%      469,842             6,899          5.89%
                                                ----------  ----------   ----------    ----------    --------------    ----------
Other borrowings                                    83,576         935         4.49%       18,454               295          6.41%
                                                ----------  ----------   ----------    ----------    --------------    ----------
Total interest bearing liabilities                 780,284       9,416         4.84%      488,296             7,194          5.91%
                                                ----------  ----------   ----------    ----------    --------------    ----------
Demand deposits                                     98,695                                 42,506
Other liabilities                                    7,842                                  3,545
Shareholders' equity                                87,990                                 77,515
                                                ----------                             ----------
Total liabilities and shareholders'
   equity                                       $  974,811                             $  611,862
                                                ==========                             ==========

Net interest income                                         $    8,262                               $        5,256
Net interest income to earning assets
                                                                               3.57%                                         3.60%
                                                                         ----------                                    ----------
Provision for loan losses                                        1,292                                        1,299
Non-interest income                                              1,461                                          563
Non-interest expense                                             7,265                                        9,087
                                                            ----------                               --------------
INCOME (LOSS) BEFORE TAXES                                       1,166                                       (4,567)
Federal and state income tax                                        --                                           --
                                                            ----------                               --------------
NET INCOME (LOSS)                                           $    1,166                               $       (4,567)
                                                            ==========                               ==============
EARNINGS PER SHARE:
   NET INCOME (LOSS)
   Basic and diluted                                        $      .12                               $         (.54)
                                                            ----------                               --------------
Return on average equity                                          5.32%                                      (23.64)%
                                                            ----------                               --------------
Return on average assets                                           .48%                                       (2.99)%
                                                            ----------                               --------------
Equity to assets                                                  9.03%                                       12.67%
                                                            ==========                               ==============

(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2) Revenue from deposits in other banks includes interest earned on capital while held in an escrow account.

--------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share)

                                                      For the six months ended                   For the six months ended
                                                          June 30, 2001                              June 30, 2000
                                                -----------------------------------    ------------------------------------------
                                                 Average     Revenue/      Yield/       Average         Revenue/         Yield/
                                                 Balance    Expense(1)      Rate        Balance       Expense(1)(2)       Rate
                                                ----------  ----------   ----------    ----------    --------------    ----------
ASSETS
Taxable securities                              $  173,843  $    5,540         6.43%   $  189,046    $        6,376          6.76%
Federal funds sold                                  17,062         446         5.27%       20,831               619          5.96%
Deposits in other banks                                450           9         4.03%          268                77         57.62%
Loans (1)                                          713,958      29,694         8.39%      305,014            13,964          9.18%
   Less reserve for loan losses                      9,728          --           --         3,532                --            --
                                                ----------  ----------   ----------    ----------    --------------    ----------
Loans, net of reserve                              704,230      29,694         8.50%      301,482            13,964          9.29%
                                                ----------  ----------   ----------    ----------    --------------    ----------
Total earning assets                               895,585      35,689         8.04%      511,627            21,036          8.25%
                                                ----------  ----------   ----------    ----------    --------------    ----------
Cash and other assets                               43,200                                 23,268
                                                ----------                             ----------
Total assets                                    $  938,785                             $  534,895
                                                ==========                             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Transaction deposits                            $   36,826  $      466         2.55%   $   12,727    $          174          2.74%
Savings deposits                                   368,613       8,723         4.77%      223,621             6,260          5.61%
Time deposits                                      290,798       9,035         6.27%      160,143             4,949          6.20%
                                                ----------  ----------   ----------    ----------    --------------    ----------
Total interest bearing deposits                    696,237      18,224         5.28%      396,491            11,383          5.76%
                                                ----------  ----------   ----------    ----------    --------------    ----------
Other borrowings                                    59,573       1,435         4.86%       24,009               718          6.00%
                                                ----------  ----------   ----------    ----------    --------------    ----------
Total interest bearing liabilities                 755,810      19,659         5.25%      420,500            12,101          5.77%
                                                ----------  ----------   ----------    ----------    --------------    ----------
Demand deposits                                     87,001                                 37,637
Other liabilities                                    8,102                                  3,155
Shareholders' equity                                87,872                                 73,603
                                                ----------                             ----------
Total liabilities and shareholders'
   equity                                       $  938,785                             $  534,895
                                                ==========                             ==========

Net interest income                                         $   16,030                               $       8,935
Net interest income to earning assets
                                                                               3.61%                                         3.50%
                                                                         ----------                                    ----------
Provision for loan losses                                        2,122                                        1,999
Non-interest income                                              2,715                                          900
Non-interest expense                                            14,920                                       15,373
                                                            ----------                               --------------
INCOME (LOSS) BEFORE TAXES                                       1,703                                       (7,537)
Federal and state income tax                                        --                                           --
                                                            ----------                               --------------
NET INCOME (LOSS)                                           $    1,703                               $       (7,537)
                                                            ==========                               ==============
EARNINGS PER SHARE:
   NET INCOME (LOSS)
   Basic and diluted                                        $      .18                               $         (.94)
                                                            ----------                               --------------
Return on average equity                                          3.91%                                      (20.54)%
                                                            ----------                               --------------
Return on average assets                                           .37%                                       (2.83)%
                                                            ----------                               --------------
Equity to assets                                                  9.36%                                       13.76%
                                                            ==========                               ==============


(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2) Revenue from deposits in other banks includes interest earned on capital while held in an escrow account.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 10, 2001, the Company held its annual meeting of stockholders (the "Annual Meeting"). At the Annual Meeting, each nominee for director discussed in the Company's Proxy Statement dated April 10, 2001 regarding the Annual Meeting, was elected a director of the Company. The votes received by or withheld from each nominee for director are set forth below:

NOMINEE                                                                           VOTES RECEIVED    VOTES WITHHELD
-------                                                                           --------------    --------------

Joseph M. Grant ...............................................................       6,312,278          3,967
Raleigh Hortenstine III .......................................................       6,312,278          3,967
George F. Jones, Jr. ..........................................................       6,312,278          3,967
John C. Goff ..................................................................       6,312,278          3,967
Frederick B. Hegi, Jr. ........................................................       6,312,278          3,967
James R. Holland, Jr. .........................................................       6,287,236         29,009
Walter W. McAllister III ......................................................       6,312,278          3,967
Lee Roy Mitchell ..............................................................       6,312,278          3,967
Marshall B. Payne .............................................................       6,312,278          3,967
John C. Snyder ................................................................       6,312,278          3,967
Theodore H. Strauss ...........................................................       6,312,278          3,967
James R. Erwin ................................................................       6,312,278          3,967
Ian J. Turpin .................................................................       6,312,278          3,967

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         On June 22, 2001, the Company filed a report on Form 8-K with respect to Item 5 and Item 7.

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

                                               TEXAS CAPITAL BANCSHARES, INC.
                                               ------------------------------
                                                (Registrant)





Date:   August 14, 2001                        /s/ Gregory B. Hultgren
                                               ---------------------------------
                                               Gregory B. Hultgren
                                               Chief Financial Officer