Form 10-Q
period 2001-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2001-11-13
CIK 1077428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended September 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Common Stock:
                     Voting                       9,153,763
                     Non-voting                     406,128

                         Texas Capital Bancshares, Inc.
                                    Form 10-Q
                        Quarter Ended September 30, 2001

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


MANAGEMENT'S ASSESSMENT OF OPERATIONS AND FINANCIAL CONDITION

ASSESSMENT OF OPERATIONS

SUMMARY OF PERFORMANCE

Texas Capital Bancshares, Inc. (the "Company") recorded net income of $2.0 million or $.21 per diluted common share for the third quarter of 2001 compared to a net loss of $3.0 million or $(.32) per diluted common share for the third quarter of 2000. Return on average assets was .76% for the third quarter of 2001 compared to (1.54)% for the third quarter of 2000. Return on average equity was 8.91% and (13.15)%, for the third quarter of 2001 and 2000, respectively.

Net interest income for the third quarter of 2001 increased by $3.3 million or 51.0% from the third quarter of 2000. Non-interest income increased by $629,000 or 86.1% and non-interest expense decreased $1.8 million or 20.3% compared to the third quarter of 2000.

NET INTEREST INCOME

Net interest income was $9.7 million for the third quarter of 2001 compared to $6.4 million for the third quarter of 2000. Average earning assets increased by $281.0 million from the third quarter of 2000. The increase in average earning assets from the third quarter of 2000 included a $337.0 million increase in average loans net of reserve offset by decreases in securities and federal funds sold. Average interest bearing liabilities increased $238.6 million from the third quarter of 2000 which included a $102.9 million increase in interest bearing deposits and a $135.7 million increase in other borrowings.

TABLE 1 - VOLUME/RATE ANALYSIS
(In thousands)

                                     Three months ended                  Nine months ended
                                   September 30, 2001/2000            September 30, 2001/2000
                             --------------------------------     --------------------------------
                                            Change Due To                         Change Due To
                                         --------------------                 --------------------
                             Change      Volume    Yield/Rate     Change      Volume    Yield/Rate
                             ------      ------    ----------     ------      ------    ----------
Interest income:
   Securities                $   (862)   $   (551)   $   (311)   $ (1,698)   $ (1,098)   $   (600)
   Loans                        3,740       8,207      (4,467)     19,470      26,895      (7,425)
   Federal funds sold            (404)       (381)        (23)       (577)       (480)        (97)
   Deposits in other banks        (10)         (3)         (7)        (78)         30        (108)
                             --------    --------    --------    --------    --------    --------
Total                           2,464       7,272      (4,808)     17,117      25,347      (8,230)
                             --------    --------    --------    --------    --------    --------

Interest expense:
   Transaction deposits            83         151         (68)        375         482        (107)
   Savings deposits            (1,664)        404      (2,068)        799       4,483      (3,684)
   Time deposits                 (393)        926      (1,319)      3,693       5,021      (1,328)
   Borrowed funds               1,180       2,242      (1,062)      1,897       3,163      (1,266)
                             --------    --------    --------    --------    --------    --------
Total                            (794)      3,723      (4,517)      6,764      13,149      (6,385)
                             --------    --------    --------    --------    --------    --------
Net interest income          $  3,258    $  3,549    $   (291)   $ 10,353    $ 12,198    $ (1,845)
                             ========    ========    ========    ========    ========    ========

Net interest margin, the ratio of net interest income to average earning assets, was 3.76% for the third quarter of 2001 compared to 3.44% for the third quarter of 2000. The increase in the net interest margin during the third quarter of 2001 was due to an increase in demand deposits as a percentage of total deposits and higher cost certificates of deposits maturing in the first, second and third quarters of 2001.

NON-INTEREST INCOME

Non-interest income increased $629,000 compared to the same quarter of 2000. Service charges on deposit accounts increased $347,000. This increase was due to the increase in deposits, which resulted in a higher volume of transactions. Trust fee income increased $31,000, due to continued growth of trust assets in 2001. Other non-interest income decreased by $103,000 primarily due to a decrease in merchant fee income. The decrease in merchant fee income was offset by increases in mortgage warehousing fees, investment fees and letter of credit fees. The third quarter of 2001 non-interest income includes a $354,000 gain on sale of securities.

TABLE 2 - NON-INTEREST INCOME
(In thousands)

                                              Three Months Ended September 30      Nine Months Ended September 30
                                                  2001             2000                 2001            2000
                                                --------         --------             --------        --------
Service charges on deposit accounts             $    473         $    126             $  1,274        $    300
Trust fee income                                     196              165                  600             406
Gain on sale of securities                           354               --                1,335               1
Other                                                337              440                  866             924
                                                --------         --------             --------        --------
Total non-interest income                       $  1,360         $    731             $  4,075        $  1,631
                                                ========         ========             ========        ========

NON-INTEREST EXPENSE

Non-interest expense for the third quarter of 2001 decreased $1.8 million or (20.3)% compared to the third quarter of 2000. Salaries and employee benefits decreased by $64,000 or (1.7)%. The decrease in salaries and employee benefits was due to a decrease in full time employees from 233 at September 30, 2000 to 206 at September 30, 2001.

Advertising expense decreased $1.4 million or (97.8)%. Advertising for the third quarter of 2000 included direct marketing with print and on-line ads, branding for the traditional bank and BankDirect, as well as affinity payments related to BankDirect. These amounts have been significantly scaled back in 2001. Legal and professional decreased $210,000, or (32.6)%, mainly because legal and professional for the third quarter of 2000 included costs associated with the Company's efforts to obtain regulatory approval for the formation of a state chartered savings bank. Communications and data processing increased $159,000 or 28.8% due to the continued growth in loans and non-interest bearing deposits, which has created a larger volume of transactions.

TABLE 3 - NON-INTEREST EXPENSE
(In thousands)

                                           Three Months Ended September 30     Nine Months Ended September 30
                                                  2001       2000                     2001        2000
                                               ---------   ---------               ---------   ---------
Salaries and employee benefits                 $   3,783   $   3,847               $  11,774   $  10,688
Net occupancy expense                              1,222       1,131                   3,522       3,064
Advertising and affinity payments                     31       1,417                     209       3,707
Legal and professional                               435         645                   1,262       2,110
Communications and data processing                   711         552                   2,156       1,250
Franchise taxes                                       39          38                     105         165
Other expense                                      1,014       1,445                   3,127       3,464
                                               ---------   ---------               ---------   ---------
Total non-interest expense                     $   7,235   $   9,075               $  22,155   $  24,448
                                               =========   =========               =========   =========

INCOME TAXES

As the Company incurred net operating losses for the third quarter of 2000 and is utilizing net operating loss carryforwards for the third quarter of 2001, there were no current or deferred provisions for income taxes.

ASSESSMENT OF FINANCIAL CONDITION

The aggregate loan portfolio at September 30, 2001 increased $225.8 million from December 31, 2000 to $854.9 million. Commercial loans increased $73.7 million, real estate loans increased $58.7 million, and construction loans increased $78.8 million.

TABLE 4 - LOANS
(In thousands)

                                               September 30,   December 31,
                                                   2001            2000
                                               ------------    -----------
Commercial                                        $399,513       $325,774
Construction                                       162,770         83,931
Real estate                                        224,962        166,219
Consumer                                            22,993         36,092
Leases receivable                                   44,650         17,093
                                                  --------       --------
Total                                             $854,888       $629,109
                                                  ========       ========

SUMMARY OF LOAN LOSS EXPERIENCE

The reserve for loans losses, which is available to absorb losses inherent in the loan portfolio, totaled $11.0 million at September 30, 2001, $8.9 million at December 31, 2000 and $5.8 million at September 30, 2000. This represents 1.29%, 1.42% and 1.08% of total loans at September 30, 2001, December 31, 2000 and September 30, 2000, respectively.

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management's assessment of the loan portfolio in light of current economic conditions and market trends. The Company recorded a provision of $1.7 million for the quarter ended September 2001 and $1.0 million for the same quarter in 2000. These provisions were made to reflect management's assessment of the risk of loan losses specifically including risk associated with the continued rapid growth in the loan portfolio and the unseasoned nature of the current portfolio.

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

TABLE 5 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)

                                                            Nine months         Nine months
                                                              ended                ended                Year ended
                                                         September 30, 2001   September 30, 2000     December 31, 2000
                                                        ------------------    ------------------     -----------------
Beginning balance                                               $ 8,910             $ 2,775               $ 2,775
   Loans charged-off:
     Leases                                                         353                  --                    --
     Commercial                                                   1,388                  --                    --
                                                                -------             -------               -------
                                                                  1,741                  --                    --
   Recoveries of loans previously charged-off                        --                  --                    --
Provision for loan losses                                         3,852               3,049                 6,135
                                                                -------             -------               -------
Ending balance                                                  $11,021             $ 5,824               $ 8,910
                                                                =======             =======               =======

Reserve for loan losses to loans outstanding at end of
   period                                                          1.29%               1.08%                 1.42%
Net charge-offs to average loans                                    .23%                 --                    --
Provision for loan losses to average loans                          .51%                .83%                 1.44%
Recoveries to gross charge-offs                                     .03%                 --                    --
Loans past due (90 days)                                             59                  --                    --
Non-accrual (which includes renegotiated loans)                   5,454                  --                    --

NON-PERFORMING ASSETS

The Company has one non-performing loan relationship and four non-performing leases at September 30, 2001, no non-performing loans at September 30, 2000 and one non-performing lease at December 31, 2000.

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

INTEREST RATE RISK MANAGEMENT

The Company performs a sensitivity analysis to identify interest rate risk exposure on net interest revenue. Currently, gap analysis is used to estimate the effect of changes in interest rates over the next 12 months based on three interest rate scenarios. These are a "most likely" rate scenario and two "shock test" scenarios. The first shock scenario assumes a sustained parallel 200 basis point increase and the second a sustained parallel 200 basis point decrease in interest rates.

An independent source is used to determine the most likely interest rates for the next year. The Federal Reserve's Federal Funds target affects short-term borrowing; the prime lending rate and the London Interbank Offering Rate (LIBOR) are the basis for most of the variable-rate loan pricing. The 15, 20 and 30-year mortgage rates are also monitored because of their effect on prepayment speeds for mortgage-backed securities. These are the Company's primary interest rate exposures. The Company is currently not using derivatives and other financial instruments, but if they were used, they would be included in this analysis.

The Federal Reserve's actions to decrease interest rates have negatively affected the net interest margins of many banks, as interest rates on earning assets have declined more rapidly than rates paid on interest bearing liabilities. Further decreases in interest rates may further compress net interest margins. The Bank believes that it is likely that its margin will continue to be compressed in the fourth quarter particularly if the Federal Reserve drops interest rates further. On November 6, 2001, the Federal Reserve lowered rates by 50 basis points. This margin compression will have a negative effect on net income in the fourth quarter. The actual effect on net interest margin is not known and depends on many factors, including further decreases in interest rates.

TABLE 6 - INTEREST RATE SENSITIVITY
(In thousands)

                                                             Anticipated Impact Over the Next Twelve Months
                                                                  as Compared to Most Likely Scenario
                                                             ----------------------------------------------
                                                              200 bp Increase             200 bp Decrease
                                                               September 2001              September 2001
                                                              ---------------             ---------------
Change in net interest income                                     $ 1,511                    $ (3,066)

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

TABLE 7 - CAPITAL RATIOS



                           September 30,  September 30,
                               2001           2000
                           -------------  -------------
Risk-based capital:
   Tier 1 capital               9.3%          11.9%
   Total capital               10.4%          12.7%
Leverage                        8.4%          11.4%

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

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands except share data)

                                                        Three Months Ended                   Nine Months Ended
                                                           September 30                          September 30
                                                      2001               2000               2001              2000
                                                    --------           --------           --------          --------
INTEREST INCOME
Interest and fees on loans                          $ 15,670           $ 11,930           $ 45,364          $ 25,894
Securities                                             2,813              3,675              8,353            10,051
Federal funds sold                                        24                428                470             1,047
Deposits in other banks                                    7                 17                 16                94
                                                    --------           --------           --------          --------
Total interest income                                 18,514             16,050             54,203            37,086
                                                    --------           --------           --------          --------
INTEREST EXPENSE
Deposits                                               7,486              9,460             25,710            20,843
Other borrowings                                       1,376                196              2,811               914
                                                    --------           --------           --------          --------
Total interest expense                                 8,862              9,656             28,521            21,757
                                                    --------           --------           --------          --------
NET INTEREST INCOME                                    9,652              6,394             25,682            15,329
PROVISION FOR LOAN LOSSES                              1,730              1,050              3,852             3,049
                                                    --------           --------           --------          --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
   LOSSES                                              7,922              5,344             21,830            12,280
                                                    --------           --------           --------          --------
NON-INTEREST INCOME
Service charges on deposit accounts                      473                126              1,274               300
Trust fee income                                         196                165                600               406
Gain on sale of securities                               354                 --              1,335                 1
Other                                                    337                440                866               924
                                                    --------           --------           --------          --------
Total non-interest income                              1,360                731              4,075             1,631
                                                    --------           --------           --------          --------
NON-INTEREST EXPENSE
Salaries and employee benefits                         3,783              3,847             11,774            10,688
Net occupancy expense                                  1,222              1,131              3,522             3,064
Advertising and affinity payments                         31              1,417                209             3,707
Legal and professional                                   435                645              1,262             2,110
Communications and data processing                       711                552              2,156             1,250
Franchise taxes                                           39                 38                105               165
Other                                                  1,014              1,445              3,127             3,464
                                                    --------           --------           --------          --------
Total non-interest expense                             7,235              9,075             22,155            24,448
                                                    --------           --------           --------          --------
INCOME (LOSS) BEFORE INCOME TAXES                      2,047             (3,000)             3,750           (10,537)
Income tax expense (benefit)                              --                 --                 --                --
                                                    --------           --------           --------          --------
NET INCOME (LOSS)                                   $  2,047           $ (3,000)          $  3,750          $(10,537)
                                                    ========           ========           ========          ========
EARNINGS PER SHARE:
Basic                                               $    .22           $   (.32)          $    .40          $  (1.24)
Diluted                                             $    .21           $   (.32)          $    .39          $  (1.24)

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands except share data)

                                                                               September 30,          December 31,
                                                                                   2001                   2000
                                                                                -----------           -----------
ASSETS
Cash and due from banks                                                         $    31,774           $    29,431
Federal funds sold                                                                    6,900                30,860
Securities available for sale                                                       164,404               184,952
Securities held to maturity                                                              --                28,366
Loans, net                                                                          836,457               616,951
Premises and equipment, net                                                           5,049                 6,111
Accrued interest receivable and other assets                                         10,556                10,136
Goodwill, net                                                                         1,527                 1,621
                                                                                -----------           -----------
Total assets                                                                    $ 1,056,667           $   908,428
                                                                                ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits:
     Non-interest bearing                                                       $   110,976           $    71,856
     Interest bearing                                                               730,566               723,001
                                                                                -----------           -----------
   Total deposits                                                                   841,542               794,857
                                                                                -----------           -----------

Accrued interest payable                                                              2,549                 3,653
Other liabilities                                                                     7,151                 5,135
Federal funds purchased                                                              67,205                11,525
Short-term borrowings                                                                43,142                 5,000
Other borrowings                                                                        979                 2,061
                                                                                -----------           -----------
Total liabilities                                                                   962,568               822,231
                                                                                -----------           -----------
Shareholders' equity:
   Common stock, $.01 par value:
     Authorized shares - 20,000,000
     Issued shares - 9,158,392 and 9,151,797 at September 30, 2001 and
       December 31, 2000, respectively                                                   92                    92
   Series A-1 Non-voting common stock, $.01 par value:
     Issued shares - 406,128 at September 30, 2001 and December 31, 2000                  4                     4
   Additional paid-in capital                                                       114,240               113,971
   Accumulated deficit                                                              (22,784)              (26,534)
   Treasury stock (shares at cost: 46,766 and 110,414 at September 30,
     2001 and December 31, 2000, respectively)                                         (631)               (1,427)
   Deferred compensation                                                                573                   573
   Accumulated other comprehensive income (loss)                                      2,605                  (482)
                                                                                -----------           -----------
Total shareholders' equity                                                           94,099                86,197
                                                                                -----------           -----------
Total liabilities and shareholders' equity                                      $ 1,056,667           $   908,428
                                                                                ===========           ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED (In thousands, except share data)

                                                             Series A-1
                                                             Non-voting
                                    Common Stock            Common Stock                                    Treasury Stock
                               -----------------------  ----------------------                           ---------------------
                                                                                Additional    Accumu-
                                                                                 Paid-in      lated
                                  Shares      Amount      Shares      Amount     Capital      Deficit      Shares      Amount
                               ----------   ----------  ----------  ----------  ----------  ----------   ----------   ----------
Balances at
  December 31, 1999             7,259,520   $       73   426,694    $        4  $   86,917  $  (10,037)    (92,528)   $   (1,169)
Comprehensive income
    (loss):
  Net loss                             --           --          --          --          --     (10,537)          --           --
  Change in unrealized
    loss on available-
    for-sale securities                --           --          --          --          --          --           --           --
Total comprehensive
  income (loss)
Stock issued                    1,857,154           18          --          --      26,863          --           --           --
Transfers                         (39,375)          --      39,375          --          --          --           --           --
Purchase of treasury                   --           --          --          --          --          --      (11,556)        (144)
  stock
Sale of treasury stock                 --           --          --          --          --          --       11,000          137
Deferred compensation
  arrangement                          --           --          --          --          --          --      (13,130)        (187)
                               ----------   ----------  ----------  ----------  ----------  ----------   ----------   ----------
Balance at
  September 30, 2000            9,077,299   $       91     466,069  $        4  $  113,780  $  (20,574)    (106,214)  $   (1,363)
                               ==========   ==========  ==========  ==========  ==========  ==========   ==========   ==========

Balances at
  December  31, 2000            9,151,797   $       92     406,128  $        4  $  113,971  $  (26,534)    (110,414)  $   (1,427
Comprehensive income:
  Net income                           --           --          --          --          --       3,750           --           --
  Change in unrealized
    loss on available-
    for-sale securities                --           --          --          --          --          --           --           --
Total comprehensive
  income
Issuance of common                  6,595           --          --          --          81          --           --           --
  stock
Purchase of treasury                   --           --          --          --          --          --      (31,081)        (390)
  stock
Sale of treasury stock                 --           --          --          --         188          --       94,729        1,186
                               ----------   ----------  ----------  ----------  ----------  ----------   ----------   ----------
Balance at
  September 30, 2001            9,158,392   $       92     406,128  $        4  $  114,240  $  (22,784)     (46,766)  $     (631)
                               ==========   ==========  ==========  ==========  ==========  ==========   ==========   ==========


                                             Accumu-
                                          lated Other
                                             Compre-
                                Deferred     hensive
                                 Compen-     Income
                                 sation      (Loss)       Total
                               ---------- -----------   ----------
Balances at
  December 31, 1999                   322  $   (3,198)  $   72,912
Comprehensive income
    (loss):
  Net loss                             --          --      (10,537)
  Change in unrealized
    loss on available-
    for-sale securities                --         719          719
                                                         ---------
Total comprehensive
  income (loss)                                             (9,818)
Stock issued                           --          --       26,881
Transfers                              --          --           --
Purchase of treasury                   --          --         (144)
  stock
Sale of treasury stock                 --          --          137
Deferred compensation
  arrangement                         187          --           --
                               ----------  ----------   ----------
Balance at
  September 30, 2000           $      509  $   (2,479)  $   89,968
                               ==========  ==========   ==========

Balances at
  December  31, 2000           $      573  $     (482)  $   86,197
Comprehensive income:
  Net income                           --          --        3,750
  Change in unrealized
    loss on available-
    for-sale securities                --       3,087        3,087
                                                         ---------
Total comprehensive
  income                                                     6,837
Issuance of common                     --          --           81
  stock
Purchase of treasury                   --          --         (390)
  stock
Sale of treasury stock                 --          --        1,374
                               ----------  ----------   ----------
Balance at
  September 30, 2001           $      573  $    2,605   $   94,099
                               ==========  ==========   ==========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

                                                                Nine Months Ended September 30
                                                                       2001       2000
                                                                    ---------   ---------
OPERATING ACTIVITIES
Net income (loss)                                                   $   3,750   $ (10,537)
Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
   Provision for loan losses                                            3,852       3,049
   Depreciation and amortization                                        1,423       1,328
   Gain on sale of securities                                          (1,335)         (1)
   Amortization and accretion on securities                               181        (327)
   Loss on sale of premises and equipment                                  10          --
   Changes in operating assets and liabilities:
     Accrued interest receivable and other assets                        (420)     (3,449)
     Accrued interest payable and other liabilities                       912       3,172
                                                                    ---------   ---------
Net cash provided by (used in) operating activities                     8,373      (6,765)
                                                                    ---------   ---------
INVESTING ACTIVITIES
Purchases of available-for-sale securities                           (170,654)    (45,359)
Proceeds from sale of available-for-sale securities                   113,914      10,078
Proceeds from maturities and calls                                     68,195          --
Purchases of held-to-maturity securities                                   --     (28,226)
Principal payments received on securities                              41,700      12,740
Net increase in loans                                                (223,358)   (308,347)
Purchase of premises and equipment, net                                  (277)     (3,930)
                                                                    ---------   ---------
Net cash used in investing activities                                (170,480)   (363,044)
                                                                    ---------   ---------
FINANCING ACTIVITIES
Net increase in checking, money market and savings accounts            99,531     244,526
Net increase (decrease) in certificates of deposit                    (52,846)    189,742
Sale of common stock                                                       81      26,881
Net short-term borrowings                                              38,142     (44,560)
Net other borrowings                                                   (1,082)         --
Increase in federal funds purchased                                    55,680      17,450
Sale of treasury stock                                                  1,374         137
Purchase of treasury stock                                               (390)       (144)
                                                                    ---------   ---------
Net cash provided by financing activities                             140,490     434,032
                                                                    ---------   ---------
Net increase (decrease) in cash and cash equivalents                  (21,617)     64,223
Cash and cash equivalents at beginning of period                       60,291       8,548
                                                                    ---------   ---------
Cash and cash equivalents at end of period                          $  38,674   $  72,771
                                                                    =========   =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                         $  29,625   $  20,091
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

(2)  EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share data):

                                   Three Months Ended September 30  Nine Months Ended September 30
                                         2001          2000                2001          2000
                                      -----------  -----------          -----------  -----------
Numerator for basic and dilutive per
   share--income (loss) allocated
   common shareholders                $     2,047  $    (3,000)         $     3,750  $   (10,537)
Denominator for basic earnings
   (loss) per share--weighted
   average shares                       9,487,566    9,437,154            9,465,860    8,476,838
Basic earnings (loss) per share       $       .22  $      (.32)         $       .40  $     (1.24)
Denominator for dilutive earnings
   (loss) per share                     9,572,571    9,437,154            9,551,592    8,476,838
Diluted earnings (loss) per share     $       .21  $      (.32)         $       .39  $     (1.24)

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

TRADITIONAL BANKING
(In thousands)

                      Three Months Ended September 30    Nine Months Ended September 30
                              2001        2000                 2001        2000
                           ----------  ----------           ----------  ----------
Net interest income        $    9,292  $    5,628           $   25,236  $   13,636
Provision for loan losses       1,730       1,050                3,852       3,049
Non-interest income             1,295         729                3,807       1,617
Non-interest expense            6,400       5,830               18,976      15,772
                           ----------  ----------           ----------  ----------
Net loss                        2,457        (523)               6,215      (3,568)

Average assets              1,070,029     772,287              983,004     614,885
Total assets                1,056,650     835,947            1,056,650     835,947

BANKDIRECT
(In thousands)

                         Three Months Ended September 30   Nine Months Ended September 30
                                  2001      2000                 2001       2000
                                -------   -------               -------   -------
Net interest income             $   360   $   757               $   446   $ 1,615
Non-interest income                  65         2                   268        14
Non-interest expense                626     2,775                 2,421     6,802
                                -------   -------               -------   -------
Net loss                           (201)   (2,016)               (1,707)   (5,173)

Reportable segments reconciliations to the Consolidated Financial Statements for the three month and nine month periods ended September 30, 2001 are as follows (in thousands):

                                                  Three months ended September 30, 2001
                                       ---------------------------------------------------------
                                       Net Interest   Provision for  Non-interest   Non-interest
                                          Income       Loan Losses     Income         Expense
                                       ------------   -------------  ------------   ------------
Total reportable lines of business        $9,652          $1,730        $1,360        $7,026
Unallocated items:
   Holding company                            --              --            --           209
                                          ------          ------        ------        ------

The Company consolidated                  $9,652          $1,730        $1,360        $7,235
                                          ======          ======        ======        ======

                                                  Nine months ended September 30, 2001
                                       ---------------------------------------------------------
                                       Net Interest   Provision for  Non-interest   Non-interest
                                          Income       Loan Losses     Income         Expense
                                       ------------   -------------  ------------   ------------
Total reportable lines of business        $25,682        $ 3,852        $ 4,075        $21,397
Unallocated items:
   Holding company                             --             --             --            758
                                          -------        -------        -------        -------

The Company consolidated                  $25,682        $ 3,852        $ 4,075        $22,155
                                          =======        =======        =======        =======

Reportable segments reconciliations to the Consolidated Financial Statements for the three month and nine month periods ended September 30, 2000 are as follows (in thousands):

                                                  Three months ended September 30, 2000
                                       ---------------------------------------------------------
                                       Net Interest   Provision for  Non-interest   Non-interest
                                          Income       Loan Losses     Income         Expense
                                       ------------   -------------  ------------   ------------
Total reportable lines of business        $6,385        $1,050        $  731           $8,605
Unallocated items:
   Holding company                             9            --            --              470
                                          ------        ------        ------           ------

The Company consolidated                  $6,394        $1,050        $  731           $9,075
                                          ======        ======        ======           ======

                                                  Nine months ended September 30, 2000
                                       ---------------------------------------------------------
                                       Net Interest   Provision for  Non-interest   Non-interest
                                          Income       Loan Losses     Income         Expense
                                       ------------   -------------  ------------   ------------
Total reportable lines of business        $15,251        $ 3,049        $ 1,631        $22,574
Unallocated items:
   Holding company                             78             --             --          1,874
                                          -------        -------        -------        -------

The Company consolidated                  $15,329        $ 3,049        $ 1,631        $24,448
                                          =======        =======        =======        =======

(4)  CONTINGENT LIABILITIES

In March 2000, the Company entered into an agreement to provide merchant card processing for a customer. In December 2000, the customer ceased operations and filed for bankruptcy protection. At the time the customer filed for bankruptcy protection, there were approximately $2 million in advanced credit card ticket sales. The Company was unable to determine its exact liability. The exact liability will be known after all of the chargebacks have been received and processed and any potential third party recoveries have been received by the Company. However, at December 31, 2000, based upon all available information, the Company determined that $1.8 million was the most probable loss within the range and has recognized a $1.8 million liability for this. The actual losses incurred by the Company will be approximately $1.6 million. The contingency will be adjusted through the year 2001. As of September 30, 2001, the Company has made some payments and is still in the process of receiving and processing chargebacks. Based on the activity since December 31, the Company still believes the $1.6 million is adequate to cover the losses.

QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share)

                                               For the three months ended                   For the three months ended
                                                     September 30, 2001                         September 30, 2000
                                          --------------------------------------     -------------------------------------
                                           Average       Revenue/         Yield/      Average        Revenue/        Yield/
                                           Balance       Expense (1)       Rate       Balance      Expense (1)(2)    Rate
                                          ----------     ----------      -------     ----------    -------------     -----
ASSETS
Taxable securities                        $  185,523     $    2,813         6.02%    $  218,253     $    3,675        6.68%
Federal funds sold                             2,853             24         3.34%        25,985            428        6.53%
Deposits in other banks                          312              7         8.90%           381             17       17.70%
Loans (1)                                    839,836         15,670         7.40%       497,566         11,930        9.51%
   Less reserve for loan losses               10,444             --           --          5,152             --          --
                                          ----------     ----------      -------     ----------     ----------       -----
Loans, net of reserve                        829,392         15,670         7.50%       492,414         11,930        9.61%
                                          ----------     ----------      -------     ----------     ----------       -----
Total earning assets                       1,018,080         18,514         7.21%       737,033         16,050        8.64%
                                          ----------     ----------      -------     ----------     ----------       -----
Cash and other assets                         51,966                                     35,139
                                          ----------                                 ----------
Total assets                              $1,070,046                                 $  772,172
                                          ==========                                 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Transaction deposits                      $   42,955     $      245         2.26%    $   22,214     $      162        2.89%
Savings deposits                             341,207          3,019         3.51%       314,107          4,683        5.92%
Time deposits                                329,413          4,222         5.08%       274,381          4,615        6.67%
                                          ----------     ----------      -------     ----------     ----------       -----
Total interest bearing deposits              713,575          7,486         4.16%       610,702          9,460        6.15%
                                          ----------     ----------      -------     ----------     ----------       -----
Other borrowings                             147,583          1,376         3.70%        11,865            196        6.55%
                                          ----------     ----------      -------     ----------     ----------       -----
Total interest bearing liabilities           861,158          8,862         4.08%       622,567          9,656        6.15%
                                          ----------     ----------      -------     ----------     ----------       -----
Demand deposits                              108,133                                     54,551
Other liabilities                              9,639                                      4,569
Shareholders' equity                          91,116                                     90,485
                                          ----------                                 ----------
Total liabilities and shareholders'
   equity                                 $1,070,046                                 $  772,172
                                          ==========                                 ==========

Net interest income                                      $    9,652                                    $ 6,394

Net interest income to earning assets                                       3.76%                                     3.44%
                                                                         -------
Provision for loan losses                                     1,730                                      1,050
Non-interest income                                           1,360                                        731
Non-interest expense                                          7,235                                      9,075
                                                         ----------                                 ----------
INCOME (LOSS) BEFORE TAXES                                    2,047                                     (3,000)
Federal and state income tax                                     --                                         --
                                                         ----------                                 ----------
NET INCOME (LOSS)                                        $    2,047                                 $   (3,000)
                                                         ==========                                 ==========
EARNINGS PER SHARE:
   NET INCOME
   Basic                                                 $      .22                                 $     (.32)
   Diluted                                               $      .21                                 $     (.32)
Return on average equity                                       8.91%                                    (13.15)%
Return on average assets                                        .76%                                     (1.54)%
Equity to assets                                               8.52%                                     11.72%

(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2) Revenue from deposits in other banks includes interest earned on capital while held in an escrow account.

QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share)

                                                  For the nine months ended                  For the nine months ended
                                                       September 30, 2001                        September 30, 2000
                                          --------------------------------------     --------------------------------------
                                           Average       Revenue/         Yield/      Average        Revenue/         Yield/
                                           Balance       Expense (1)       Rate       Balance      Expense (1)(2)     Rate
                                          ----------     ----------      -------     ----------    -------------      -----
ASSETS
Taxable securities                          $177,779       $  8,353        6.28%      $198,853        $ 10,051          6.73%
Federal funds sold                            12,273            470        5.12%        22,562           1,047          6.18%
Deposits in other banks                          404             16        5.30%           306              94         40.92%
Loans (1)                                    756,379         45,364        8.02%       369,666          25,894          9.33%
   Less reserve for loan losses                9,970             --          --          4,076              --            --
                                            --------       --------        ----       --------        --------         -----
Loans, net of reserve                        746,409         45,364        8.13%       365,590          25,894          9.44%
                                            --------       --------        ----       --------        --------         -----
Total earning assets                         936,865         54,203        7.74%       587,311          37,086          8.41%
                                            --------       --------        ----       --------        --------         -----
Cash and other assets                         46,154                                    27,253
                                            --------                                  --------
Total assets                                $983,019                                  $614,564
                                            ========                                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Transaction deposits                        $ 38,891       $    711        2.44%      $ 15,912        $    336          2.81%
Savings deposits                             359,378         11,742        4.37%       254,003          10,943          5.74%
Time deposits                                303,811         13,257        5.83%       198,500           9,564          6.42%
                                            --------       --------        ----       --------        --------         -----
Total interest bearing deposits              702,080         25,710        4.90%       468,415          20,843          5.93%
                                            --------       --------        ----       --------        --------         -----
Other borrowings                              89,232          2,811        4.21%        19,931             914          6.11%
                                            --------       --------        ----       --------        --------         -----
Total interest bearing liabilities           791,312         28,521        4.82%       488,346          21,757          5.94%
                                            --------       --------        ----       --------        --------         -----
Demand deposits                               93,831                                    43,317
Other liabilities                              8,619                                     3,630
Shareholders' equity                          89,257                                    79,271
                                            --------                                  --------
Total liabilities and shareholders'
   equity                                   $983,019                                  $614,564
                                            ========                                  ========

Net interest income                                        $ 25,682                                   $ 15,329
Net interest income to earning assets                                      3.67%                                        3.48%
                                                                           ----                                        -----
Provision for loan losses                                     3,852                                      3,049
Non-interest income                                           4,075                                      1,631
Non-interest expense                                         22,155                                     24,448
                                                           --------                                   --------
INCOME (LOSS) BEFORE TAXES                                    3,750                                    (10,537)
Federal and state income tax                                     --                                         --
                                                           --------                                   --------
NET INCOME (LOSS)                                          $  3,750                                   $(10,537)
                                                           ========                                   ========
EARNINGS PER SHARE:
   NET INCOME
   Basic                                                   $    .40                                   $  (1.24)
   Diluted                                                 $    .39                                   $  (1.24)
Return on average equity                                       5.62%                                    (17.71)%
Return on average assets                                        .51%                                     (2.28)%
Equity to assets                                               9.08%                                     12.90 %

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

                                               TEXAS CAPITAL BANCSHARES, INC.
                                               ------------------------------
                                               (Registrant)




Date: November 13, 2001                        /s/ Gregory B. Hultgren
                                               ---------------------------------
                                               Gregory B. Hultgren
                                               Chief Financial Officer