Form 10-K405
period 2001-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2002-03-26
CIK 1077428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]      Annual Report pursuant to Section 13 or 15(d) of the Securities and
          Exchange Act of 1934 for the fiscal year ended December 31, 2001

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Information required by Part III of Form 10-K is incorporated by reference in this report from the Issuer's Definitive Proxy Materials in accordance with
Schedule 14A regarding the Issuer's annual meeting of stockholders to be held May 21, 2002, which Definitive Proxy Materials will be filed no later than April 30, 2002.

State issuer's revenues for its most recent fiscal year: $76,577,000

At February 28, 2002, there were 9,568,804 shares of the Issuer's common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Issuer (the most recent sale price of the common stock's purchase to a private offering in June 2000) was approximately $115,730,000.

                         Texas Capital Bancshares, Inc.
                         2100 McKinney Avenue, Suite 900
                               Dallas, Texas 75201







                                  Annual Report
                                     for the
                                Fiscal Year Ended
                                December 31, 2001

                                TABLE OF CONTENTS


Part I
Item 1.   Business............................................................1
Item 2.   Properties.........................................................15
Item 3.   Legal Proceedings..................................................15
Item 4.   Submission of Matters to a Vote of Security Holders.................*


Part II
Item 5.   Market for Capital Stock and Dividend Policy.......................15
Item 6.   Selected Financial Data............................................18
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................19
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.........32
Item 8.   Financial Statements and Supplementary Data........................34
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................*


Part III
Item 10.  Directors and Executive Officers of the Registrant.................58
Item 11.  Executive Compensation.............................................58
Item 12   Security Ownership of Certain Beneficial Owners and Management.....58
Item 13.  Certain Relationships and Related Transactions.....................58


Part IV
Item 14.  Exhibits...........................................................59


*Not Applicable

                                ITEM 1. BUSINESS


         Texas Capital Bancshares, Inc. was formed as a Delaware corporation in March 1998. All of our business is conducted through our subsidiary bank, Texas Capital Bank, National Association. Texas Capital Bank was formed in 1998 through the acquisition of Resource Bank, National Association in Dallas, Texas which had been in business since 1997. We operate an Internet banking site under the name BankDirect, as a division of Texas Capital Bank.

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

         Our corporate headquarters is located at 2100 McKinney Avenue, Suite 900, Dallas, Texas 75201.

         Since all of our business is conducted through Texas Capital Bank and BankDirect, Texas Capital Bancshares has no employees other than three corporate officers, who are also officers and employees of Texas Capital Bank. None of our employees is represented by a collective bargaining agreement and we consider our relations with our employees to be good.

TEXAS CAPITAL BANK

         Texas Capital Bank was formed in 1998 through the acquisition of Resource Bank, National Association in Dallas, Texas which had been in business since 1997. Texas Capital Bank currently has banking operations in Texas.

         PRIMARY CUSTOMERS AND MARKETS. Texas Capital Bank concentrates on business customers with annual revenues between $5 million and $250 million, commonly referred to as "middle market" businesses, and individual customers with net worth in excess of $1 million, which are often referred to in the banking community as "private client" customers. We believe middle market businesses have been under-served in Texas and the surrounding states since the late 1980s. Within the middle market business community in those cities where Texas Capital Bank currently has banking centers, we seek to develop broad customer relationships based on service and convenience. Since the acquisition of Resource Bank, Texas Capital Bank has opened new banking centers exclusively through internal growth.

         Texas Capital Bank's current primary market is the greater Dallas/Fort Worth metropolitan area. It operates three banking centers in Dallas, one banking center in Fort Worth and one banking center in Plano, a very large suburban community in the Dallas metropolitan area. It also currently has banking centers in San Antonio, Texas and Austin, Texas and it plans to enter the Houston market. We believe that economic conditions and trends in the metropolitan areas of Texas and the surrounding states have been similar to the economic conditions and trends in metropolitan areas of the United States generally.

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

         BANKING OPERATIONS. Texas Capital Bank offers a variety of traditional loan and deposit products to our customers. At December 31, 2001, it maintained approximately 6,800 deposit accounts and 2,100 loan accounts.

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

         o        mortgages and home equity loans

         o checking accounts with debit cards and overdraft protection available

         o        credit cards, including gold-status cards

         o        traditional savings accounts and certificates of deposit

         o        personal trust services

         o        24 hour telephone banking

         Texas Capital Bank has been an active business lender, with commercial loans comprising approximately 45% of its total loans as of December 31, 2001. Targeted businesses are primarily those that require aggregate loans in the $100,000 to $10 million range.

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

         LENDING PRACTICES. Texas Capital Bank targets its lending on middle market businesses and private clients that meet its credit standards. The credit standards are set by a standing Credit Policy Committee with the assistance of the Chief Credit Officer, who is charged with ensuring that credit standards are met by loans in Texas Capital Bank's portfolio. The Credit Policy Committee is comprised of senior bank officers including the President of Texas Capital Bank, the Chief Lending Officer and the Chief Credit Officer. Texas Capital Bank's credit standards reference numerous criteria with respect to the borrower, including historical and projected financial information, strength of management, acceptable collateral and associated advance rates, and market conditions and trends in the borrower's industry. In addition, prospective loans are also analyzed based on current industry concentrations in Texas Capital Bank's loan portfolio to prevent an unacceptable concentration of loans in any particular industry. We believe the credit standards employed by Texas Capital Bank are similar to the standards generally employed by national banks in the markets we serve. We believe that Texas Capital Bank differentiates itself from its competitors by focusing on and aggressively marketing to middle market commercial and high net worth individual clients and accommodating, to the extent permitted by its credit standards, their individual needs.

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

         Texas Capital Bank strives to diversify its loan portfolio and does not focus on any particular industry or group of related industries. Credit policies and underwriting guidelines are tailored to address the unique risks associated with each industry represented in the portfolio. The table below sets forth information regarding the distribution of Texas Capital Bank funded loans among various industries at December 31, 2001.

                                                                    Funded Loans
                                                            ------------------------------
         (In Thousands)                                       Amount      Percent of Total
                                                            ----------   -----------------
         Agriculture                                          $ 11,701         1.3%
         Contracting                                            77,817         8.6
         Government                                              6,760         0.7
         Manufacturing                                          73,800         8.2
         Personal/household                                    115,677        12.8
         Petrochemical and mining                               94,728        10.5
         Retail                                                  9,413         1.0
         Services                                              364,522        40.3
         Wholesale                                              54,721         6.1
         Investors and investment management companies          87,758         9.7
         Other                                                   7,082          .8
                                                              --------    --------
         Total                                                $903,979       100.0%
                                                              ========    ========

         Texas Capital Bank seeks to make loans that are appropriately collateralized under its credit standards. Over 90% of Texas Capital Bank's funded loans are secured by collateral. The table below sets forth information regarding the distribution of Texas Capital Bank funded loans among various types of collateral at December 31, 2001.

                                                                Funded Loans
                                                        ------------------------------
         (In Thousands)                                   Amount      Percent of Total
                                                        ----------   -----------------
         Business assets                                  $185,740           20.5%
         Energy                                             83,059            9.2
         Highly liquid assets                              105,566           11.7
         Real property                                     398,655           44.1
         Rolling stock                                      22,500            2.5
         Unsecured                                          80,941            9.0
         U. S. Government guaranty                          17,668            1.9
         Agricultural assets                                   250            0.0
         Other assets                                        9,600            1.1
                                                          --------          -----
         Total                                            $903,979          100.0%
                                                          ========          =====

         MANAGEMENT OF TEXAS CAPITAL BANCSHARES AND TEXAS CAPITAL BANK. We believe we have assembled an excellent management team that understands both the business communities in Texas and the surrounding states and the needs of middle market businesses and private client customers in those communities. Executive officers of Texas Capital Bancshares and certain other officers of Texas Capital Bank are set forth below:

         Joseph M. Grant                              Chairman of the Board and Chief Executive Officer,
                                                           Texas Capital Bancshares
         Raleigh Hortenstine                          President, Texas Capital Bancshares
         Gregory Hultgren                             Chief Financial Officer, Texas Capital Bancshares
         George Jones, Jr.                            President, Texas Capital Bank
         Mark Johnson                                 President, San Antonio Region
         Kerry Hall                                   President, Austin Region
         Michael Palmer                               President, Fort Worth Region
         John Hudgens                                 Executive Vice President and Chief Credit Officer
         Keith Cargill                                Executive Vice President and Chief Lending Officer
         Vince Ackerson                               Executive Vice President, Corporate Banking

         David Cargill                                Executive Vice President, Business Banking
         Robert McDaniel                              Executive Vice President, Cash Management
         Tim Loudermilk                               Executive Vice President, Real Estate
         Terry McCarter                               Executive Vice President, Energy Group
         Dan Strodel                                  Executive Vice President, Private Client Banking
         David Folz                                   Executive Vice President, Wealth Management

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

         EMPLOYEES. As of December 31, 2001, Texas Capital Bank had 184 full-time employees, 111 of whom were officers of Texas Capital Bank. We provide medical and hospitalization insurance to its full-time employees. We consider Texas Capital Bank's relations with its employees to be good. Texas Capital Bank is not a party to any collective bargaining agreement.

BANKDIRECT

         INTERNET RETAIL FOCUS. Texas Capital Bancshares' retail strategy is executed through the Internet, which provides a valuable source of funds and a low cost channel to serve individuals who desire convenient low-cost electronic banking services. The Internet has no geographic boundaries and is ideally suited for the acquisition of consumer core deposits.

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

         As of December 31, 2001, BankDirect has established over 10,000 accounts containing total deposits of approximately $250.0 million. It intends to continue to capitalize on this advantage by seeking new customers through both online and traditional marketing efforts in order to provide an alternative funding source for Texas Capital Bank, although the marketing efforts have been substantially reduced in 2001 as compared to 2000 and 1999.

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

         Products and Services. In order to build its customer base, BankDirect offers a variety of deposit products at attractive interest rates. BankDirect's deposit products and services include interest bearing checking, savings and money market accounts and certificates of deposit. In addition, customers can pay their bills online through electronic funds transfer or a written draft prepared and sent to the creditor. Each customer automatically receives a free ATM card when he or she opens an account. Customers can access their accounts at the ATM of the customer's choice. Since BankDirect is not affiliated with a network of ATMs, it reimburses customers for the administrative fees charged with respect to a certain number of withdrawals per month. In addition, BankDirect provides customers access to various loan programs, including automobile, mortgage, home equity, refinance and debt consolidation loans through its relationship with LendingTree.com. Furthermore, through the BankDirect Insurance Center, BankDirect allows the customer to compare free, no obligation insurance quotes from leading insurance companies through its relationship with InsWeb.com. Customers can receive quotes on automobile, life, health, home, rent and home warranty insurance.

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

         EMPLOYEES. As of December 31, 2001, BankDirect had 14 full-time employees. BankDirect provides medical and hospitalization insurance to its full-time employees. We consider BankDirect's relations with its employees to be good. BankDirect is not a party to any collective bargaining agreement.

SUPERVISION AND REGULATION

         BankDirect will continue to operate as a division of Texas Capital Bank and be subject to the regulations applicable to Texas Capital Bank.

         Current banking laws contain numerous provisions affecting various aspects of our business. As a bank, Texas Capital Bank is subject to state and federal banking laws and regulations that impose specific requirements on and provide regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation, and the banking system as a whole, rather than for the protection of our stockholders. Banking regulators have broad enforcement powers over bank holding companies and banks including the power to impose large fines and other penalties for violations of laws and regulations. The following is a brief summary of laws and regulations to which we are subject.

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

         Pursuant to regulations promulgated under the Federal Deposit Insurance Corporation Improvement Act, the corrective actions that the banking agencies either must or may take are tied primarily to an institution's capital levels. In accordance with the framework adopted by the Federal Deposit Insurance Corporation Improvement Act, the banking agencies have developed a classification system, pursuant to which all banks and thrifts will be placed into one of five categories. Agency regulations define, for each capital category, the levels at which institutions are "well capitalized," "adequately capitalized," "under capitalized," "significantly under capitalized" and "critically under capitalized." A well capitalized bank has a total risk-based capital ratio (total capital to risk weighted assets) of 10.0% or higher; a Tier 1 risk-based capital ratio (Tier I capital to risk-weighted assets) of 6.0% or higher; a leverage ratio (Tier I capital to total adjusted assets) of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. Texas Capital Bank's risk-based capital ratio was 11.4% at December 31, 2001 and, as a result, it is currently classified as "well capitalized" for purposes of the Federal Deposit Insurance Corporation's prompt corrective action regulations.

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

SECURITIES ACTIVITIES

         The Bank Holding Company Act ("BHCA") permits bank holding companies to engage, through non-bank subsidiaries, in certain securities-related activities under certain circumstances. In such circumstances, holding companies may be able to use such subsidiaries to underwrite and deal in corporate debt and equity securities.

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

OTHER REGULATIONS

         Interest and other charges collected or contracted for by Texas Capital Bank are subject to state usury laws and federal laws concerning interest rates. The loan operations of Texas Capital Bank are also subject to federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of Texas Capital Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

EXAMINATIONS

         Texas Capital Bank is examined periodically by representatives of the Comptroller of the Currency. Texas Capital Bank is also examined by the Federal Deposit Insurance Corporation. Such examinations will review areas such as capital adequacy, reserves, loan portfolio quality and management, consumer and other compliance issues, investments and management practices. In addition to these regular examinations, Texas Capital Bank is required to furnish quarterly and annual reports to its regulators. The Comptroller of the Currency may exercise cease and desist or other supervisory powers over a national bank. Although Texas Capital Bank is subject to extensive regulation, supervision and examination, such activities do not eliminate and may not lessen the investment risk associated with purchase of our common stock and may increase our costs of doing business.

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

ENFORCEMENT POWERS OF BANKING AGENCIES

         The Federal Reserve Board, the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject us and Texas Capital Bank, as well as officers, directors and other of our affiliates, to administrative sanctions and substantial civil money penalties. The appropriate federal banking agency may appoint the Federal Deposit Insurance Corporation as conservator or receiver for a banking institution (or the Federal Deposit Insurance Corporation may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan.

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

INSTABILITY AND REGULATORY STRUCTURE

         Various legislation, including proposals to overhaul the bank regulatory system, expand the powers of banking institutions and bank holding companies and limit the investments that a depository institution may make with insured funds, is introduced in Congress and the Texas Legislature from time to time. Such legislation may change banking statutes and the environment in which we and our banking subsidiaries operate in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon our financial condition or results of operations or that of our subsidiary.

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

                               ITEM 2. PROPERTIES

         As of December 31, 2001, Texas Capital Bank conducted business at seven full service banking center locations and one operations center which houses loan and deposit operations and the BankDirect call center. We lease the space in which our banking centers and BankDirect call center are located. These leases expire between July 2002 and January 2011, not including any renewal options that may be available.

                            ITEM 3. LEGAL PROCEEDINGS

         None of Texas Capital Bancshares or Texas Capital Bank is a party to a material pending legal proceeding or has any property subject to a pending legal proceeding. In addition, none of Texas Capital Bancshares or Texas Capital Bank is aware of a proceeding being contemplated by a governmental authority with it as a party.

              ITEM 5. MARKET FOR CAPITAL STOCK AND DIVIDEND POLICY

         There is no established public trading market for our common stock. Our authorized capital stock consists of 20,000,000 shares of common stock and 2,500,000 shares of preferred stock. As of December 31, 2001, there were 9,569,230 shares of common stock outstanding. There are 753,301 shares of preferred stock outstanding. Common stock and preferred stock are held by approximately 835 identified holders. Certain holders hold both common and preferred shares and have only been counted as one holder. Additionally, there are 751,324 shares of common stock subject to outstanding options or warrants.

         We have not paid cash dividends on our shares of common stock to date, and we intend during the near term to retain any earnings available for dividends for the development and growth of our business. In addition, our ability to pay dividends is restricted by Federal banking regulations. Our long-term plan, however, calls for the payment of cash dividends when circumstances permit, although no assurance can be given if or when we will adopt a policy of paying cash dividends. The declaration and payment of future cash dividends will depend on, among other things, our earnings, the general economic and regulatory climate, our liquidity and capital requirements, and other factors deemed relevant by our Board of Directors. In accordance with the term of the preferred stock issue, dividends of $26,000 were accrued and payable to preferred stockholders at December 31, 2001.

RECENT OFFERINGS OF UNREGISTERED SECURITIES

         Between January and March 1999, we sold 1,050,903 shares of our common stock for $12.50 per share in a private offering pursuant to Rule 506. In June 2000, we sold 1,841,024 shares of our common stock for $14.50 per share in a private offering pursuant to Rule 506. In December 2001 and January 2002, we sold 753,301 shares and 303,841 shares, respectively, of 6.0% Series A Convertible Preferred Stock for $17.50 per share in a private offering pursuant to Rule 506. With respect to each of the private offerings pursuant to Rule 506 discussed above, we determined the exemption was available based on our compliance with the requirements to Rule 506 and the representations by each investor in such offering that such investor qualified as an "accredited investor" under Rule 506 or was represented by an appropriate purchaser representative.

         The 6.0% Series A Convertible Preferred Stock (the "Preferred Stock") has an annual dividend rate of 6.0%, payable quarterly. Each share of the Preferred Stock is convertible into one share of the common stock of the Company. The Preferred Stock is automatically converted into common stock in the event of (a) a change of control; (b) a public offering of the common stock of the Company at a price of $17.50 per share or more; (c) if the Company's common stock is listed on the New York Preferred Stock Exchange or the Nasdaq National Market and the average closing price of such stock for 30 days is $17.50 or more; or (d) if, as a result of a change in the Federal Reserve capital adequacy guidelines, the Preferred Stock does not qualify as Tier I capital. The Preferred Stock may also be converted at any time at the discretion of the holder. The Preferred Stock is mandatorily converted upon the fifth anniversary of the issuance date of the Preferred Stock. The voting rights with respect to the Preferred Stock are identical to those of the common stock of the Company with each share of the Preferred Stock having one vote.

SHARES ELIGIBLE FOR FUTURE SALE

         As of December 31, 2001, there were 9,569,230 shares of our common stock outstanding (assuming no exercise of existing employee stock options to purchase our common stock). Currently, none of such shares are freely tradable without restriction or registration under the Securities Act. All of the shares of our common stock currently outstanding may be sold only pursuant to Rule 144 or another exemption from registration under the Securities Act.

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

         In addition to our common stock and preferred stock, at December 31, 2001, we had options to purchase 751,324 shares of our common stock outstanding, of which options with respect to 349,442 shares were currently exercisable. Shares of our common stock issued upon exercise of these options would be "restricted securities" under Rule 144 and could be sold only pursuant to Rule 144 or another exemption from registration under the United States Securities Act.

         No prediction can be made regarding the effect that sales of the securities described above could have on the market price of our common stock. There is a possibility that substantial amounts of such securities may be sold in large quantities or over a short period of time and such sales could adversely affect the prevailing market price of our common stock.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

         We are subject to the information reporting requirements and file annual reports, quarterly reports, special reports, proxy statements and other information with the United States Securities and Exchange Commission. We file such reports and statements electronically so those filings will be available to the public on the world wide web at the United States Securities and Exchange Commission's web site. The address of that site is www.sec.gov. These materials are also available at the public reference facilities of the United States Securities and Exchange Commission at:

         o        450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549

         o        500 West Madison Street, Suite 1400, Chicago, Illinois 60661

         o        75 Park Place, Room 1400, New York, New York 10007

         In addition, you can have copies made and sent to you by contacting the Public Reference Section of the United States Securities and Exchange Commission by telephone at 1-800-732-0330. If you prefer, you can also write to the Public Reference Section at 450 Fifth Street, N.W., Washington, D.C. 20549.

                         ITEM 6. SELECTED FINANCIAL DATA

         Texas Capital Bancshares formed its wholly owned subsidiary, Texas Capital Bank, through the acquisition of Resource Bank, National Association on December 18, 1998. Texas Capital Bancshares' financial statements include the operations of Texas Capital Bank (formerly Resource Bank) from December 18, 1998. The operations of Resource Bank prior to December 18, 1998 are shown separately as predecessor financial statements. See Note 1 to the consolidated financial statements.

                                           Texas Capital Bancshares                            Resource Bank
                            ---------------------------------------------------------  ------------------------------
                                                                        March 1, 1998                 October 3, 1997
                                                                         (Inception)      January 1     (Inception)
                                Year Ended    Year Ended   Year Ended     through         through        through
                               December 31,  December 31, December 31,  December 31,     December 18,   December 31,
                                   2001         2000         1999           1998            1998           1997
                               ------------  ------------ ------------  -------------    ------------ --------------
                                             (In thousands, except per share and percentage data)
SELECTED FINANCIAL DATA
For the period:
   Interest income           $     70,594     $  55,769    $  14,414     $     213        $  1,097      $     86
   Interest expense                35,539        32,930        6,166            32             377            10
   Net interest income             35,055        22,839        8,248           181             720            76
   Provision for loan losses        5,762         6,135        2,687             1              69            30
   Net income (loss)                5,844       (16,497)      (9,298)         (739)           (346)         (222)
Period-end:
   Loans, net                     885,671       616,951      224,795        10,992                         1,502
   Assets                       1,164,779       908,428      408,579        89,311                         8,060
   Deposits                       886,077       794,857      287,068        16,018                         3,386
   Federal funds purchased         76,699        11,525           --            --                            --
   Short-term borrowings           86,125         5,000       46,267            --                            --
   Other borrowings                   774         2,061           --            --                            --
   Shareholders' equity           106,359        86,197       72,912        73,186                         4,638

PROFITABILITY STATISTICS
Earnings (loss) per share:
   Basic                              .61         (1.89)       (1.23)        (1.23)
   Diluted                            .61         (1.89)       (1.23)        (1.23)

SELECTED BALANCE SHEET
   STATISTICS
Period-end:
   Total capital ratio               11.7%         11.0%        23.8%        267.0%                      184.65%
   Tier 1 capital ratio              10.5%          9.9%        23.0%        266.6%                      183.47%
   Tier 1 leverage ratio              9.5%          9.6%        21.5%        397.9%                       71.41%
   Reserve for loan losses
     to loans                        1.39%         1.42%        1.22%          .90%                         1.96%

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY OF PERFORMANCE

         Texas Capital Bancshares was formed on March 1, 1998 and conducts business through its subsidiary, Texas Capital Bank. Texas Capital Bank was formed through the acquisition of Resource Bank, National Association on December 18, 1998. Prior to December 18, 1998, Texas Capital Bancshares had no substantive operations and focused its efforts primarily on raising capital. Since that time, Texas Capital Bancshares has focused on building an infrastructure to support the growth of the traditional banking operations of Texas Capital Bank, as well as establishing Internet banking through BankDirect, a division of Texas Capital Bank.

         The results of Texas Capital Bancshares for the years ended December 31, 2001, 2000 and 1999 include the results of Texas Capital Bank for the entire years and include the costs of establishing the infrastructure to support the traditional and Internet bank.

TEXAS CAPITAL BANCSHARES 2001 COMPARED TO 2000

         Texas Capital Bancshares recorded net income of $5.8 million for 2001 compared to a net loss of $16.5 million for 2000. Diluted earnings (loss) per common share were $.61 for 2001 and $(1.89) for 2000. Returns on average assets and average equity were .58% and 6.44%, respectively, for 2001 compared to (2.42)% and (20.02)%, respectively, for 2000.

         Increase in net income for 2001 was due to an increase in net interest margin and non-interest income and a decrease in non-interest expenses. Net interest income increased by $12.2 million or 53.5%. Net interest income totaled $35.1 million for 2001 compared to $22.8 million for 2000. The increase in net interest income was primarily due to a significant increase in average earning assets.

         Non-interest income increased by $4.0 million in 2001 to $6.0 million compared to $2.0 million in 2000. The increase is in part due to an overall increase in deposits for 2001, which resulted in more service charges on deposit accounts. Also, Texas Capital Bank's trust income increased by $252,000, to $826,000 for 2001. Other non-interest income increased by $521,000 in 2001 primarily related to mortgage warehouse fees, letter of credit fees, investment fees, rental income, and gain on sale of leases. Gain on sale of securities in 2001 is $1.9 million compared to $19,000 in 2000.

         Non-interest expense decreased in 2001 to $29.4 million compared to $35.2 million in 2000. The decrease was due to a reduction in total full time employees from 234 at December 31, 2000 to 198 at December 31, 2001. Also, Texas Capital Bancshares reduced advertising expenses to $278,000 in 2001 compared to $4.2 million in 2000. 2000 advertising expenses included direct marketing and branding for Texas Capital Bank and BankDirect as well as American Airlines AAdvantage(R) minimum mile requirements and co-branded advertising with American Airlines AAdvantage(R). Also, a reduction in other non-interest expense is due to the accrual in 2000 of a $1.8 million contingent liability discussed in Note 16 in the consolidated financial statements. Approximately $300,000 of this liability was reversed in 2001.

TEXAS CAPITAL BANCSHARES 2000 COMPARED TO 1999

         Texas Capital Bancshares recorded a net loss of $16.5 million for 2000 compared to $9.3 million for 1999. Basic and diluted (loss) earnings per common share were $(1.89) for 2000 and $(1.23) for 1999. Returns on average assets and average equity were (2.42)% and (20.02)%, respectively, for 2000 compared to (4.45)% and (12.13)%, respectively, for 1999.

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

         Non-interest expense increased in 2000 to $35.2 million compared to $15.2 million in 1999. The increase was due primarily to the infrastructure that was established in 2000, which included an increase in total full time employees from 139 at December 31, 1999 to 234 at December 31, 2000. Also, Texas Capital Bancshares incurred advertising expenses of $4.2 million in 2000 compared to $2.1 million in 1999. 2000 advertising expenses included direct marketing and branding for Texas Capital Bank and BankDirect as well as American Airlines AAdvantage(R) minimum mile requirements and co-branded advertising with American Airlines AAdvantage(R). Also, the accrual of a $1.8 million contingent liability discussed in Note 16 in the consolidated financial statements increased the non-interest expense in 2000.

NET INTEREST INCOME

         Net interest income increased 53.5% to $35.1 million in 2001 compared to $22.8 million in 2000. The increase in net interest income was primarily due to a significant increase in average earning assets. Average earning assets increased by $317 million during 2001, primarily due to continued growth in Texas Capital Bank's lending portfolio. Additionally, the mix of earning assets improved during 2001. Average loans, which generally have higher yields than other types of earning assets, increased to 80.3% of earning assets in 2001 compared to 64.5% in 2000.

         Average interest bearing liabilities also increased by $269.9 million during 2001. The average cost of interest bearing liabilities decreased in 2001 to 4.35% from 6.02% in 2000. The decrease is mainly due to the overall decline in market interest rates, as well as the additional lowering of rates on internet deposits.

VOLUME/RATE ANALYSIS

(In Thousands)                                          Texas Capital Bancshares
                               ------------------------------------------------------------------------------
                                             2001/2000                                 2000/1999
                               --------------------------------------    ------------------------------------
                                                 Change Due To(1)                        Change Due To(1)
                                             ------------------------                 -----------------------
                                 Change        Volume      Yield/Rate      Change       Volume     Yield/Rate
                               ----------    ----------    ----------    ----------   ----------   ----------

Interest income:
   Securities                  $   (2,848)   $   (1,811)   $   (1,037)   $    8,048   $    6,820   $    1,228
   Loans                           18,954        34,432       (15,478)       31,989       27,516        4,473
   Federal funds sold              (1,198)         (846)         (352)        1,227          820          407
   Deposits in other banks            (83)            1           (84)           91            8           83
                               ----------    ----------    ----------    ----------   ----------   ----------
                                   14,825        31,776       (16,951)       41,355       35,164        6,191
Interest expense:
   Transaction deposits               383           584          (201)          456          305          151
   Savings deposits                (2,621)        4,497        (7,118)       13,787       11,461        2,326
   Time deposits                    2,295         5,734        (3,439)       11,897        9,706        2,191
   Borrowed funds                   2,553         5,218        (2,665)          624          448          176
                               ----------    ----------    ----------    ----------   ----------   ----------
                                    2,610        16,033       (13,423)       26,764       21,920        4,844
                               ----------    ----------    ----------    ----------   ----------   ----------
Net interest income            $   12,215    $   15,743    $   (3,528)   $   14,591   $   13,244   $    1,347
                               ==========    ==========    ==========    ==========   ==========   ==========

(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

         Net interest margin, the ratio of net interest income to average earning assets, increased from 3.51% in 2000 to 3.62% in 2001. This increase was due primarily to lower cost of funds and continued strong asset yields in a falling rate environment. The cost of interest bearing liabilities decreased by 27.7% in 2001, primarily due to lower interest rates offered and overall lower market interest rates.

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

         Net interest income totaled $22.8 million for 2000 compared to $8.3 million for 1999. The increase in net interest income was primarily due to a significant increase in average earning assets. Average earning assets increased by $451 million during 2000, primarily due to growth related to Texas Capital Bank's focus on commercial middle markets and an investment of additional funds in securities. Additionally, the mix of earning assets improved during 2000. Average loans, which generally have higher yields than other types of earning assets, increased to 64.5% of earning assets in 2000 compared to 48.7% in 1999.

NON-INTEREST INCOME

 (In Thousands)                             Texas Capital Bancshares
                                         ------------------------------
                                             Year ended December 31,
                                           2001       2000       1999
                                         --------   --------   --------
Service charges on deposit accounts      $  1,857   $    487   $    127
Trust fee income                              826        574        158
Gain (loss) on sale of securities           1,902         19         (1)
Other                                       1,398        877         74
                                         --------   --------   --------
Total non-interest income                $  5,983   $  1,957   $    358
                                         ========   ========   ========

         Non-interest income for the year ended December 31, 2001 increased 205.7% to $6.0 million compared with $2.0 million in 2000. Non-interest income was $358,000 in 1999. Service charges on deposit accounts, which are included in non-interest income, increased $1.4 million or 281.3% in 2001 as compared to 2000 due to the large increase in total deposits, which resulted in a higher volume of transactions. Service charges on deposit accounts contributed 31.0% of our non-interest income for 2001 compared to 24.9% in 2000. Trust fee income increased by $252,000 in 2001, while contributing 13.8% of non-interest income for 2001 compared to 29.3% for 2000. Other non-interest income increased by $521,000, or 59.4% as compared to 2000 due to mortgage warehouse fees, letter of credit fees, investment fees, rental income, and gain on sale of leases. Gain on sale of securities increased in 2001 to $1.9 million compared to $19,000 in 2000.

         While management expects continued growth in other operating revenue, the future rate of increase could be affected by increased competition from national and regional financial institutions. Continued growth may require us to introduce new products or to enter new markets. This growth introduces additional demands on capital and managerial resources.

NON-INTEREST EXPENSE

(In Thousands)                             Texas Capital Bancshares
                                         ------------------------------
                                             Year ended December 31,
                                           2001       2000       1999
                                         --------   --------   --------
Salaries and employee benefits           $ 15,033   $ 15,330   $  7,761
Net occupancy expense                       4,795      4,122      1,825
Advertising                                   278      4,182      2,112
Legal and professional                      1,898      2,823      1,067
Communications and data processing          2,930      1,804        496
Franchise taxes                               120        145        181
Other                                       4,378      6,752      1,775
                                         --------   --------   --------
Total                                    $ 29,432   $ 35,158   $ 15,217
                                         ========   ========   ========

         Non-interest expense totaled $29.4 million for 2001 compared to $35.1 million in 2000, a decrease of 16.3%. Non-interest expense was $15.2 million in 1999. Approximately $297,000, or 5.2%, of this decrease in 2001 compared to 2000 was related to salary and employee benefits. Total full time employees decreased from 234 at December 31, 2000 to 198 at December 31, 2001. The decrease was due to the Company realigning its staffing levels during the second quarter of 2001.

         Net occupancy expense for 2001 increased $673,000 or 16.3%. The increase was primarily due to a complete year in all of the Bank's primary locations, as well as an additional location for operations and the BankDirect call center.

         Advertising expense for 2001 totaled $278,000 compared to $4.2 million in 2000. Advertising expense in 2000 included direct marketing with print and online ads, branding for the traditional bank and BankDirect, and minimum miles and co-branding related to the American Airlines AAdvantage(R) program. Legal and professional expense for 2001 totaled $1.9 million compared to $2.8 million in 2000. The decrease is partially due to costs incurred in 2000 related to obtaining final regulatory approval for the formation of a state chartered savings bank, an investment banking fee related to BankDirect, and normal legal and professional expenses related to operations. The 2000 amount also included a $150,000 accrual related to legal expenses associated with the contingent liability discussed in Note 16 in the consolidated financial statements. Communications and data processing expenses increased to $2.9 million in 2001, as compared to $1.8 million in 2000. This increase is due to the strong growth in our loans and non-interest bearing deposits, which created significantly more transactions to be processed. Included in other expenses in 2000 was a $1.8 million contingent liability related to merchant chargebacks. Other expenses in 2001 include a reversal of approximately $300,000 of the $1.8 million. This contingent liability is discussed in Note 16 in the consolidated financial statements.

INCOME TAXES

         As the Company incurred net operating losses for 2000 and 1999, and utilized net operating loss carryforwards for 2001, there was no current or deferred provision for income taxes. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2001 and 2000, we had a net deferred tax asset of $7.0 million and $9.1 million, respectively, with a reserve equal to those amounts. Net operating loss carryforwards at December 31, 2001 and 2000 were $6.3 million and $13.3 million, respectively.

LINES OF BUSINESS

         The Company operates two principal lines of business under Texas Capital Bank (the "Bank"): the traditional bank and BankDirect, an Internet only bank. BankDirect has been a net provider of funds and the traditional bank has been a net user of funds. In order to provide a consistent measure of the net interest margin for BankDirect, the Company uses a multiple pool funds transfer rate to calculate credit for funds provided. This method takes into consideration the current market conditions during the reporting period.

TRADITIONAL BANKING
(In thousands)

                                             Year Ended December 31
                                      2001            2000            1999
                                 ------------    ------------     ------------

Net interest income              $     34,344    $     20,860     $      8,132
Provision for loan losses               5,762           6,135            2,687
Non-interest income                     5,671           1,927              356
Non-interest expense                   25,431          24,288           12,149
                                 ------------    ------------     ------------
Net income (loss)                $      8,822    $     (7,636)    $     (6,348)
                                 ============    ============     ============

Average assets                   $  1,016,301    $    682,497     $    196,825
Total assets                        1,164,763         908,412          357,072

Return on average assets                  .87%          (1.12)%          (3.19)%


BANKDIRECT
(In thousands)

                                            Year Ended December 31
                                       2001         2000        1999
                                    ----------   ----------    --------

Net interest income                 $      711   $    1,901    $    100
Non-interest income                        312           30           2
Non-interest expense                     2,985        8,692       1,878
                                    ----------   ----------    --------
Net loss                            $   (1,962)  $   (6,761)   $ (1,776)
                                    ==========   ==========    ========

TEXAS CAPITAL BANCSHARES

(In Thousands except Per Share Data)                                                         2001
                                                                 ------------------------------------------------------------
                                                                              Selected Quarterly Financial Data
                                                                 ------------------------------------------------------------
                                                                    Fourth           Third          Second           First
                                                                 ------------    ------------    ------------    ------------

Interest income                                                  $     16,391    $     18,514    $     17,678    $     18,011
Interest expense                                                        7,018           8,862           9,416          10,243
                                                                 ------------    ------------    ------------    ------------
Net interest income                                                     9,373           9,652           8,262           7,768
Provision for loan losses                                               1,910           1,730           1,292             830
                                                                 ------------    ------------    ------------    ------------
Net interest income after provision for loan
    losses                                                              7,463           7,922           6,970           6,938
Non-interest income                                                     1,341           1,006             921             813
Securities gains, net                                                     567             354             540             441
Non-interest expense                                                    7,277           7,235           7,265           7,655
                                                                 ------------    ------------    ------------    ------------
Income before taxes                                                     2,094           2,047           1,166             537
Income tax expense                                                         --              --              --              --
                                                                 ------------    ------------    ------------    ------------
Net income                                                       $      2,094    $      2,047    $      1,166    $        537
                                                                 ============    ============    ============    ============

Earnings per share:
    Basic                                                        $        .22    $        .22    $        .12    $        .06
                                                                 ============    ============    ============    ============
    Diluted                                                      $        .22    $        .21    $        .12    $        .06
                                                                 ============    ============    ============    ============

Average shares:
    Basic                                                           9,517,000       9,488,000       9,459,000       9,451,000
                                                                 ============    ============    ============    ============
    Diluted                                                         9,699,000       9,573,000       9,545,000       9,537,000
                                                                 ============    ============    ============    ============


(In Thousands except Per Share Data)                                                         2000
                                                                 ------------------------------------------------------------
                                                                                Selected Quarterly Financial Data
                                                                 ------------------------------------------------------------
                                                                    Fourth          Third          Second           First
                                                                 ------------    ------------    ------------    ------------

Interest income                                                  $     18,683    $     16,050    $     12,450    $      8,586
Interest expense                                                       11,173           9,656           7,194           4,907
                                                                 ------------    ------------    ------------    ------------
Net interest income                                                     7,510           6,394           5,256           3,679
Provision for loan losses                                               3,086           1,050           1,299             700
                                                                 ------------    ------------    ------------    ------------
Net interest income after provision for loan
    losses                                                              4,424           5,344           3,957           2,979
Non-interest income                                                       308             731             562             337
Securities gains, net                                                      18              --               1              --
Non-interest expense                                                   10,710           9,075           9,087           6,286
                                                                 ------------    ------------    ------------    ------------
Income (loss) before taxes                                             (5,960)         (3,000)         (4,567)         (2,970)
Income tax expense                                                         --              --              --              --
                                                                 ------------    ------------    ------------    ------------
Net loss                                                         $     (5,960)   $     (3,000)   $     (4,567)   $     (2,970)
                                                                 ============    ============    ============    ============

Earnings (loss) per share:
    Basic and diluted                                            $       (.63)   $       (.32)   $       (.54)   $       (.39)
                                                                 ============    ============    ============    ============

Average shares:
    Basic and diluted                                               9,437,000       9,437,000       8,391,000       7,592,000
                                                                 ============    ============    ============    ============

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

         During 2001, we maintained an average securities portfolio of $176.0 million compared to an average portfolio of $203.0 million in 2000. The December 31, 2001 portfolio is primarily comprised of mortgage-backed securities.

         Our unrealized loss on the securities portfolio value increased slightly from $482,000, which represented .23% of the amortized cost at December 31, 2000, to $507,000, which represented .25 % of the amortized cost at December 31, 2001.

         The average expected life of the mortgage-backed securities was 4.7 years at December 31, 2001. The effect of changes in interest rates on our earnings and equity is discussed in the Market Risk section of this report.

         The following presents the book values and fair values of the securities portfolio at December 31, 2001, 2000 and 1999. Additional information regarding the securities portfolio is presented in Note 2 to the consolidated financial statements.

SECURITIES

(In Thousands)                                                     Texas Capital Bancshares
                               ---------------------------------------------------------------------------------------------------
                                      December 31, 2001                December 31, 2000                  December 31, 1999
                               -------------------------------   -------------------------------   -------------------------------
                                 Amortized                         Amortized                         Amortized
                                    Cost          Fair Value          Cost          Fair Value         Cost           Fair Value
                               --------------   --------------   --------------   --------------   --------------   --------------

Available-for-sale:
   U.S. Treasuries             $        1,298   $        1,297   $           --   $           --   $           --   $           --
   U.S. Government Agency                  --               --           71,488           70,847           72,846           70,586
   Mortgage backed securities         199,060          198,571           76,957           77,088           58,463           57,716
   Other debt securities                   --               --           31,726           31,755           31,823           31,632
   Equity securities                    6,514            6,497            5,262            5,262            4,475            4,475
                               --------------   --------------   --------------   --------------   --------------   --------------
Total available-for-sale       $      206,872   $      206,365          185,433          184,952   $      167,607   $      164,409
                               ==============   ==============                                     ==============   ==============
Held-to-maturity:
   Other debt securities                                                 28,366           28,539
                                                                 --------------   --------------
Total held-to-maturity                                                   28,366           28,539
                                                                 --------------   --------------
Total securities                                                 $      213,799   $      213,491
                                                                 ==============   ==============

LOAN PORTFOLIO

         Loans increased $275 million or 43.7% during 2001. Commercial loans increased by $77 million or 23.5% over 2000. This strong growth in commercial loans results primarily from our continued focus on middle market lending. Commercial loans comprise 44.5% of total loans compared to 51.8% at December 31, 2000. Total construction loans grew by $96.2 million or 114.6% during 2001. Total permanent real estate loans grew by $53.3 million or 32.3%. Total real estate loans (construction and permanent) comprise 44.1% of total loans at December 31, 2001 compared to 39.8% at December 31, 1999. This increase is a result of the establishment of a real estate group in the last quarter of 1999. Additionally, total consumer loans decreased $11.0 million, or 30.6%. Leases increased by $17.5 million due mainly to several large bulk purchases of leases. Loans held for sale include mortgage warehouse loans which are generally on the books for less than 30 days.

LOANS

(In Thousands)                              Texas Capital Bancshares              Resource Bank
                          ------------------------------------------------------  -------------
                           December 31,  December 31,  December 31,  December 31,  December 31,
                              2001           2000          1999         1998           1997
                          ------------   ------------  ------------  ------------ -------------

Commercial                 $  402,302    $  325,774    $  152,749    $    2,227    $    1,119
Construction                  180,115        83,931        11,565         4,554            --
Real estate                   218,192       164,873        51,779         3,142           352
Consumer                       25,054        36,092        10,865         1,169            61
Leases                         34,552        17,093           642            --            --
Loans held for sale            43,764         1,346            --            --            --
                           ----------    ----------    ----------    ----------    ----------
Total                      $  903,979    $  629,109    $  227,600    $   11,092    $    1,532
                           ==========    ==========    ==========    ==========    ==========

         We continue to lend primarily in Texas. Notable loan concentrations by primary borrowers industry are discussed in Note 3 to the consolidated financial statements.

LOAN MATURITY AND INTEREST RATE SENSITIVITY ON DECEMBER 31, 2001

(In Thousands)                                                     Remaining Maturities of Selected Loans
                                                                   ---------------------------------------
                                                         Total     Within 1 Year  1-5 Years  After 5 Years
                                                       ----------  ------------- ----------  -------------

Loan maturity:
   Commercial                                          $  402,302   $  172,595   $  211,217   $   18,490
   Construction                                           180,115      112,596       62,320        5,199
                                                       ----------   ----------   ----------   ----------
Total                                                  $  582,417   $  285,191   $  273,537   $   23,689
                                                       ==========   ==========   ==========   ==========

Interest rate sensitivity for selected loans with:
   Predetermined interest rates                        $   32,969   $    6,522   $   23,138   $    3,309
   Floating or adjustable interest rates                  549,448      278,669      250,399       20,380
                                                       ----------   ----------   ----------   ----------
Total                                                  $  582,417   $  285,191   $  273,537   $   23,689
                                                       ==========   ==========   ==========   ==========

SUMMARY OF LOAN LOSS EXPERIENCE

         The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management's assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $5.8 million for 2001, $6.1 million for 2000, and $2.7 million for 1999. These provisions were made to reflect management's assessment of the risk of loan losses specifically including the significant growth in outstanding loans during each of these years.

         The reserve for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. We continuously evaluate our reserve for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Factors contributing to the determination of specific reserves include the credit worthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. All loans rated doubtful and all loans rated substandard that are at least $1,000,000 are specifically reviewed for impairment and a specific allocation is assigned as appropriate based on the losses expected to be realized from those loans. As of December 31, 2001, there were $28.0 million in loans rated substandard or worse. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans greater than $50,000. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate that portion of the required reserve assigned to unfunded loan commitments.

         The reserve allocation percentages assigned to each credit grade have been developed based on an analysis of historical loss rates at selected peer banks, adjusted for certain qualitative factors. Qualitative adjustments for such things as general economic conditions, changes in credit policies and lending standards, and changes in the trend and severity of problem loans, can cause the estimation of future losses to differ from past experience. The unallocated portion of the general reserve serves to compensate for additional areas of uncertainty and to reconcile the Bank's total reserve to industry comparable reserve ratios. In addition, the reserve considers the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio.

         The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in actual credit losses. The changes are reflected in both the general reserve and in specific reserves as the collectibility of larger classified loans is continuously recalculated with new information. As our portfolio matures, historical loss ratios will be tracked. Eventually, our reserve adequacy analysis will rely more on our loss history and less on the experience of peer banks. Currently, the review of reserve adequacy is performed by executive management and presented to the Board of Directors for their review, consideration and ratification on a quarterly basis.

         The reserve for loans losses, which is available to absorb losses inherent in the loan portfolio, totaled $12.6 million at December 31, 2001, $8.9 million at December 31, 2000 and $2.8 million at December 31, 1999. This represents 1.39%, 1.42% and 1.22% of total loans at December 31, 2001, 2000 and 1999, respectively.

         The table below presents a summary of the loan loss experience for the past five years.

SUMMARY OF LOAN LOSS EXPERIENCE

(In Thousands)                                         Texas Capital Bancshares                         Resource Bank
                                        ------------------------------------------------------   ----------------------------
                                            Year          Year          Year       Inception      January 1,      Inception
                                            Ended        Ended          Ended       through      1998 through       through
                                        December 31,  December 31,  December 31,  December 31,   December 18,    December 31,
                                            2001          2000          1999          1998            1998           1997
                                        ------------  ------------  ------------  ------------   ------------    ------------
Beginning balance                         $  8,910     $  2,775      $    100      $     --       $     30        $     --
Loans charged-off:
   Commercial                                1,418           --            --            --             --              --
   Consumer                                     --           --            12            --             --              --
   Leases                                      656           --            --            --             --              --
                                          --------     --------      --------      --------       --------        --------
Total                                        2,074           --            12            --             --              --
Provision for loan losses                    5,762        6,135         2,687             1             69              30
Additions due to acquisition of
   Resource Bank                                --           --            --            99             --              --
                                          --------     --------      --------      --------       --------        --------
Ending balance                            $ 12,598     $  8,910      $  2,775      $    100       $     99        $     30
                                          ========     ========      ========      ========       ========        ========

Reserve for loan losses to loans
   outstanding at year-end                    1.39%        1.42%         1.22%          .90%                          1.96%
Net chargeoffs to average loans                .26           --            --            --                             --
Provision for loan losses to average
   loans                                       .73         1.44          2.73            --                          22.72
Recoveries to gross charge-offs                 --           --            --            --                             --
Reserve as a multiple of net
   charge-offs                                 6.1           --            --            --                             --

Non-performing and renegotiated
   loans:
   Loans past due (90 days)               $    384     $     --      $     --      $     15                       $     --
   Non-accrual                               6,032           --            --            --                             --
   Renegotiated                              5,013           --            --            --                             --
                                          --------     --------      --------      --------                       --------
Total                                     $ 11,429     $     --      $     --      $     15                       $     --
                                          ========     ========      ========      ========                       ========

Reserve as a percent of
   non-performing and renegotiated
   loans                                    110.23%          --            --            --                             --

LOAN LOSS RESERVE ALLOCATION

(In Thousands)                                     Texas Capital Bancshares                                       Resource Bank
                      ------------------------------------------------------------------------------------      -----------------
                      December 31, 2001     December 31, 2000       December 31, 1999    December 31, 1998      December 31, 1997
                      ------------------    ------------------     -------------------   -----------------      ------------------
                                   % of                  % of                    % 199               % of                    % of
                      Reserve      Loans    Reserve      Loans     Reserve       Loans   Reserve     Loans      Reserve      Loans
                      -------      -----    -------      -----     -------       -----   -------     -----      -------      -----

Loan category:
   Commercial        $  7,549         45%   $  3,136         52%   $  1,428         67%   $     --       20%     $    --        73%
   Construction         1,004         20         498         13         174          5          --       41           --        --
   Real estate          1,738         29       2,250         26         499         23          --       28           --        23
   Consumer               116          2         144          6         187          5          --       11           --         4
   Leases                 623          4         384          3          --         --          --       --           --        --
   Unallocated          1,568         --       2,498         --         487         --         100       --           30        --
                     --------      -----    --------      -----    --------      -----    --------    -----      -------     -----
Total                $ 12,598        100%   $  8,910        100%   $  2,775        100%   $    100      100%     $    30       100%
                     ========      =====    ========      =====    ========      =====    ========    =====      =======     =====

NON-PERFORMING ASSETS

         We had non-performing loans and leases of $6,032,000 at December 31, 2001, a non-performing lease of $572,000 at December 31, 2000 and no non-performing loans or other real estate at December 31, 1999 and 1998.

DEPOSITS

         Average deposits for 2001 increased $237.6 million compared to 2000. Demand deposits, interest bearing transaction accounts, savings, and time deposits increased by $51.0 million, $21.5 million, $77.3 million and $87.9 million, respectively. The average cost of deposits decreased in 2001 mainly due to lower market interest rates.

DEPOSIT ANALYSIS

(In Thousands)                         Texas Capital Bancshares
                                           Average Balances
                                 ------------------------------------
                                    2001         2000         1999
                                 ----------   ----------   ----------
Non-interest bearing             $   99,471   $   48,483   $   12,371
Interest bearing transaction         40,673       19,198        3,417
Savings                             360,865      283,594       54,423
Time deposits                       312,826      224,933       50,020
                                 ----------   ----------   ----------
Total average deposits           $  813,835   $  576,208   $  120,231
                                 ==========   ==========   ==========

         Uninsured deposits increased to 47.0% of total deposits for 2001 compared to 36.0% in 2000. Uninsured deposits as used in this presentation is based on a simple analysis of account balances and does not reflect combined ownership and other account styling that would determine insurance based on FDIC regulations.

MATURITY OF DOMESTIC CDS AND OTHER TIME DEPOSITS IN AMOUNTS OF $100,000 OR MORE

(In Thousands)                     Texas Capital Bancshares
                            ----------------------------------------
                            December 31,  December 31,  December 31,
                                2001          2000          1999
                            ------------  ------------  ------------

Months to maturity:
    3 or less                $  143,264    $   51,579    $   19,890
    Over 3 through 6             20,854        28,588        14,036
    Over 6 through 12            29,491        28,739        16,213
    Over 12                      32,486         7,431         7,742
                             ----------    ----------    ----------
Total                        $  226,095    $  116,337    $   57,881
                             ==========    ==========    ==========

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

LIQUIDITY

         We use several borrowing sources to supplement deposits as a funding source to support loan and securities growth. These include downstream and upstream federal funds purchased, securities sold under repurchase, customer repurchase agreements, Treasury, Tax and Loan notes, and advances from the Federal Home Loan Bank. Average borrowed funds increased $83.3 million over 2000. The maximum amount outstanding at any month-end in 2001 was $176.0 million, as compared to $41.9 million in 2000.

         Interest rates and maturity dates for the various sources of funds are matched with specific types of assets in the asset/liability management process. See Note 7 in the consolidated financial statements for an additional description of our borrowings.

         Our equity capital averaged $90.8 million for 2001 as compared to $82.4 million in 2000. See Note 12 in the consolidated financial statements for additional information regarding the capital adequacy of Texas Capital Bancshares and Texas Capital Bank.

NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

         The Company will apply Statement 142 beginning in the first quarter of 2002. Application of the non-amortization provisions of Statement 142 is expected to result in an increase in net income of $125,000 in 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment test of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

TEXAS CAPITAL BANCSHARES, INC.
ANNUAL FINANCIAL SUMMARY - UNAUDITED
CONSOLIDATED DAILY AVERAGE BALANCES, AVERAGE YIELDS AND RATES
(In Thousands except Per Share and Percentage Data)

                                                                 Texas Capital Bancshares
                               ---------------------------------------------------------------------------------------------------
                                         Year ended 2001                  Year ended 2000                   Year ended 1999
                               ---------------------------------   ------------------------------   ------------------------------
                                  Average     Revenue/    Yield/    Average     Revenue/   Yield/     Average     Revenue/  Yield/
                                  Balance    Expense (1)   Rate     Balance    Expense (2)  Rate      Balance     Expense    Rate
                               ------------  -----------  ------   ----------  ----------- ------   ----------   ---------  ------

Assets
   Taxable securities          $    175,945  $   10,760   6.12%    $  202,955  $   13,608   6.70%   $   91,092   $   5,560   6.10%
   Federal funds sold                14,688         580   3.95%        28,025       1,778   6.34%       11,260         551   4.89%
   Deposits in other banks              351          18   5.13%           348         101  28.99%          193          10   5.18%
   Loans                            787,879      59,236   7.52%       424,782      40,282   9.48%       98,408       8,293   8.43%
     Less reserve for loan
       losses                        10,335          --     --          4,619          --     --           874          --     --
                               ------------  ----------  -----     ----------  ----------  -----    ----------   ---------  -----
   Loans, net                       777,544      59,236   7.62%       420,163      40,282   9.59%       97,534       8,293   8.50%
                               ------------  ----------  -----     ----------  ----------  -----    ----------   ---------  -----
     Total earning assets           968,528      70,594   7.29%       651,491      55,769   8.56%      200,079      14,414   7.20%
   Cash and other assets             47,789                            31,023                            8,951
                               ------------                        ----------                       ----------
     Total assets              $  1,016,317                        $  682,514                       $  209,030
                               ============                        ==========                       ==========

Liabilities and
     Shareholders' Equity
   Transaction deposits        $     40,673  $      905   2.23%    $   19,198  $      522   2.72%   $    3,417   $      66   1.93%
   Savings deposits                 360,865      13,885   3.85%       283,594      16,506   5.82%       54,423       2,719   5.00%
   Time deposits                    312,826      16,969   5.42%       224,933      14,675   6.52%       50,020       2,778   5.55%
                               ------------  ----------  -----     ----------  ----------  -----    ----------   ---------  -----
     Total interest
       bearing deposits             714,364      31,759   4.45%       527,725      31,703   6.01%      107,860       5,563   5.16%
   Other borrowings                 102,840       3,780   3.68%        19,579       1,227   6.27%       11,251         603   5.37%
                               ------------  ----------  -----     ----------  ----------  -----    ----------   ---------  -----
     Total interest
       bearing liabilities          817,204      35,539   4.35%       547,304      32,930   6.02%      119,111       6,166   5.18%
   Demand deposits                   99,471                            48,483                           12,371
   Other liabilities                  8,878                             4,326                              899
   Shareholders' equity              90,764                            82,401                           76,649
                               ------------                        ----------                       ----------
     Total liabilities
       and shareholders'
       equity                  $  1,016,317                        $  682,514                       $  209,030
                               ============                        ==========                       ==========

Net interest income                          $   35,055                        $   22,839                        $   8,248
Net interest income to
   earning assets                                         3.62%                             3.51%                            4.12%
                                             -----------------                 -----------------                 ----------------

Net interest income                          $   35,055                        $   22,839                        $   8,248

Provision for loan losses                         5,762                             6,135                            2,687
Non-interest income                               5,983                             1,957                              358
Non-interest expense                             29,432                            35,158                           15,217
                                             ----------                        ----------                        ---------

   Income (loss) before
     taxes                                        5,844                           (16,497)                          (9,298)
Federal and state income
   tax                                               --                                --                               --
                                             ----------                        ----------                        ---------
   Net income (loss)                         $    5,844                        $  (16,497)                       $  (9,298)
                                             ==========                        ==========                        =========

Return on equity                                   6.44%                           (20.02%)                         (12.13%)
                                             ==========                        ==========                        =========
Return on assets                                    .58%                            (2.42%)                          (4.45%)
                                             ==========                        ==========                        =========
Equity to assets                                   8.93%                            12.07%                           36.67%
                                             ==========                        ==========                        =========


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

INTEREST RATE RISK MANAGEMENT

         We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. Currently, gap analysis is used to estimate the effect of changes in interest rates over the next 12 months based on three interest rate scenarios. These are a "most likely" rate scenario and two "shock test" scenarios. The first assuming a sustained parallel 200 basis point increase and the second a sustained parallel 200 basis point decrease in interest rates. As short-term rates fell below 2.0% by the end of 2001, we could not shock rates 200 basis points as the results would be negative rates. Therefore, we are using 150 basis points shocks until short-term rates rise above 2.0%.

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

         The Federal Reserve's actions to decrease interest rates have negatively affected the net interest margins of many banks, as interest rates on earning assets have declined more rapidly than rates paid on interest bearing liabilities. Further decreases in interest rates may further compress net interest margins. The Bank believes that it is likely that its margin will continue to be compressed in the first quarter as a result of the Federal Reserve's lowering rates by 25 basis points on December 11, 2001. This margin compression will have a negative effect on net income in the first quarter. The actual effect on net interest margin is not known and depends on many factors, including further decreases in interest rates.

         The model incorporates assumptions regarding the level of interest rate or balance changes on indeterminable maturity deposits (demand deposits, interest bearing transaction accounts and savings accounts) for a given level of market rate changes. The assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Changes in prepayment behavior of mortgage-backed securities, residential, and commercial mortgage loans in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. The impact of planned growth and new business activities is factored into the simulation model.

         This modeling indicated interest rate sensitivity is as follows:

(In Thousands)                                               Texas Capital Bancshares
                                ----------------------------------------------------------------------------------
                                                  Anticipated Impact Over the Next Twelve Months
                                                       as Compared to Most Likely Scenario
                                ----------------------------------------------------------------------------------
                                  150 bp Increase       150 bp Decrease      200 bp Increase      200 bp Decrease
                                 December 31, 2001     December 31, 2001    December 31, 2000    December 31, 2000
                                ------------------     -----------------    -----------------    -----------------

Change in net interest income        $  3,246               $ (3,811)             $ 2,278              $(3,082)

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

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Index to Financial Statements

Consolidated Financial Statements                                                                   Page Reference

Report of Independent Auditors                                                                            35

Consolidated Balance Sheets - December 31, 2001 and December 31, 2000                                     36

Consolidated Statements of Operations - Years ended December 31, 2001, 2000 and 1999                      37

Consolidated Statements of Changes in Shareholders' Equity - Years ended December 31,                     38
    2001, 2000 and 1999

Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999                      39

Notes to Consolidated Financial Statements                                                                40

                         Report of Independent Auditors


The Shareholders and Board of Directors
Texas Capital Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Texas Capital Bancshares, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Capital Bancshares, Inc. at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                      /s/ ERNST & YOUNG LLP


Dallas, Texas
February 15, 2002

Texas Capital Bancshares, Inc.
Consolidated Balance Sheets
(In Thousands except Share Data)


                                                                                       December 31
                                                                                   2001            2000
                                                                               ------------    ------------

ASSETS
Cash and due from banks                                                        $     44,260    $     29,431
Federal funds sold                                                                   12,360          30,860
Securities, available-for-sale                                                      206,365         184,952
Securities, held-to-maturity (fair value of $28,539)                                     --          28,366
Loans, net                                                                          841,907         616,951
Loans held for sale                                                                  43,764              --
Premises and equipment, net                                                           4,950           6,111
Accrued interest receivable and other assets                                          9,677          10,136
Goodwill, net                                                                         1,496           1,621
                                                                               ------------    ------------
Total assets                                                                   $  1,164,779    $    908,428
                                                                               ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Non-interest bearing                                                       $    136,266    $     71,856
    Interest bearing                                                                749,811         723,001
                                                                               ------------    ------------
                                                                                    886,077         794,857

Accrued interest payable                                                              2,848           3,653
Other liabilities                                                                     5,897           5,135
Federal funds purchased                                                              76,699          11,525
Other borrowings                                                                     86,899           7,061
                                                                               ------------    ------------
Total liabilities                                                                 1,058,420         822,231

Commitments and contingencies--Note 16

Shareholders' equity:
    Convertible preferred stock, non-voting, $.01 par value, 6%:
       Authorized shares - 2,500,000
       Issued shares - 753,301 at December 31, 2001                                       8              --
    Common stock, $.01 par value:
       Authorized shares - 20,000,000
       Issued shares - 9,224,155 and 9,170,417 at December 31, 2001 and
          2000, respectively                                                             92              92
    Series A-1 Non-voting common stock, $.01 par value:
       Issued shares -346,696 and 387,508 at December 31, 2001 and
          2000, respectively                                                              4               4
    Additional paid-in capital                                                      127,473         113,971
    Accumulated deficit                                                             (20,690)        (26,534)
    Treasury stock (shares at cost: 43,758 and 110,414 at December 31,
       2001 and 2000, respectively)                                                    (594)         (1,427)
    Deferred compensation                                                               573             573
    Accumulated other comprehensive loss                                               (507)           (482)
                                                                               ------------    ------------
Total shareholders' equity                                                          106,359          86,197
                                                                               ------------    ------------
Total liabilities and shareholders' equity                                     $  1,164,779    $    908,428
                                                                               ============    ============

See accompanying notes.

Texas Capital Bancshares, Inc.
Consolidated Statements of Operations
(In Thousands except Share Data)


                                                                  Year ended December 31
                                                              2001         2000          1999
                                                           ----------   ----------    ----------

Interest income:
    Interest and fees on loans                             $   59,236   $   40,282    $    8,293
    Securities                                                 10,760       13,608         5,560
    Federal funds sold                                            580        1,778           551
    Deposits in other banks                                        18          101            10
                                                           ----------   ----------    ----------

Total interest income                                          70,594       55,769        14,414

Interest expense:
    Deposits                                                   31,759       31,703         5,563
    Federal funds purchased                                     2,107          485            --
    Other borrowings                                            1,673          742           603
                                                           ----------   ----------    ----------
Total interest expense                                         35,539       32,930         6,166
                                                           ----------   ----------    ----------
Net interest income                                            35,055       22,839         8,248
Provision for loan losses                                       5,762        6,135         2,687
                                                           ----------   ----------    ----------
Net interest income after provision for loan losses            29,293       16,704         5,561
Non-interest income:
    Service charges on deposit accounts                         1,857          487           127
    Trust fee income                                              826          574           158
    Gain (loss) on sale of securities                           1,902           19            (1)
    Other                                                       1,398          877            74
                                                           ----------   ----------    ----------
Total non-interest income                                       5,983        1,957           358
Non-interest expense:
    Salaries and employee benefits                             15,033       15,330         7,761
    Net occupancy expense                                       4,795        4,122         1,825
    Advertising                                                   278        4,182         2,112
    Legal and professional                                      1,898        2,823         1,067
    Communications and data processing                          2,930        1,804           496
    Franchise taxes                                               120          145           181
    Other                                                       4,378        6,752         1,775
                                                           ----------   ----------    ----------
Total non-interest expense                                     29,432       35,158        15,217
                                                           ----------   ----------    ----------

Income (loss) before income taxes                               5,844      (16,497)       (9,298)
Income tax expense (benefit)                                       --           --            --
                                                           ----------   ----------    ----------
Net income (loss)                                          $    5,844   $  (16,497)   $   (9,298)
                                                           ==========   ==========    ==========

Income (loss) per share:
    Basic                                                  $      .61   $    (1.89)   $    (1.23)
                                                           ==========   ==========    ==========
    Diluted                                                $      .61   $    (1.89)   $    (1.23)
                                                           ==========   ==========    ==========


See accompanying notes.

Texas Capital Bancshares, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(In Thousands except Share Data)

                                                                                      Series A-1
                                         Convertible                                   Non-voting
                                       Preferred Stock          Common Stock          Common Stock
                                      ------------------     -----------------     ------------------
                                                                                                        Additional
                                                                                                         Paid-in    Accumulated
                                      Shares      Amount     Shares     Amount     Shares      Amount     Capital      Deficit
                                      ------      ------     ------     ------     ------      ------   ----------   -----------
Balance at December 31, 1998              --   $      --   6,160,441  $      61    474,870   $       5   $  73,863   $    (739)
Comprehensive income (loss):
   Net loss                               --          --          --         --         --          --          --      (9,298)
   Change in unrealized loss on
     available-for-sale
     securities, net of reclassi-
     fication amount of $1                --          --          --         --         --          --          --          --
Total comprehensive income (loss)
Stock issued                              --          --   1,050,903         11         --          --      13,054          --
Transfers                                 --          --      48,176          1    (48,176)         (1)         --          --
Purchase of treasury stock                --          --          --         --         --          --          --          --
Deferred compensation arrangement         --          --          --         --         --          --          --          --
                                   ---------   ---------  ----------  ---------   --------   ---------   ---------   ---------
Balance at December 31, 1999              --          --   7,259,520         73    426,694           4      86,917     (10,037)
Comprehensive income (loss):
   Net loss                               --          --          --         --         --          --          --     (16,497)
   Change in unrealized loss on
     available-for-sale
     securities, net of reclassi-
     fication amount of $19               --          --          --         --         --          --          --          --
Total comprehensive income (loss)
Stock issued                              --          --   1,871,711         19         --          --      27,054          --
Transfers                                 --          --      39,186         --    (39,186)         --          --          --
Purchase of treasury stock                --          --          --         --         --          --          --          --
Sale of treasury stock                    --          --          --         --         --          --          --          --
Deferred compensation arrangement         --          --          --         --         --          --          --          --
                                   ---------   ---------  ----------  ---------   --------   ---------   ---------   ---------
Balance at December 31, 2000              --          --   9,170,417         92    387,508           4     113,971     (26,534)
Comprehensive income (loss):
   Net income                             --          --          --         --         --          --          --       5,844
   Change in unrealized loss on
     available-for-sale
     securities, net of reclassi-
     fication amount of $1,902            --          --          --         --         --          --          --          --
Total comprehensive income
Sale of convertible preferred        753,301           8          --         --         --          --      13,175          --
   stock
Sale of common stock                      --          --      12,926         --         --          --         159          --
Preferred dividends payable               --          --          --         --         --          --         (26)         --
Transfers                                 --          --      40,812         --    (40,812)         --          --          --
Purchase of treasury stock                --          --          --         --         --          --          --          --
Sale of treasury stock                    --          --          --         --         --          --         194          --
                                   ---------   ---------  ----------  ---------   --------   ---------   ---------   ---------
Balance at December 31, 2001         753,301   $       8   9,224,155  $      92    346,696   $       4   $ 127,473   $ (20,690)
                                   =========   =========  ==========  =========   ========   =========   =========   =========
                                              Treasury Stock
                                           -------------------                Accumulated
                                                                                 Other
                                                                  Deferred    Comprehensive
                                           Shares       Amount  Compensation  Income (Loss)   Total
                                           ------       ------  ------------  -------------   -----
Balance at December 31, 1998                    --   $      --  $       --     $      (4)  $  73,186
Comprehensive income (loss):
   Net loss                                     --          --          --            --      (9,298)
   Change in unrealized loss on
     available-for-sale
     securities, net of reclassi-
     fication amount of $1                      --          --          --        (3,194)     (3,194)
                                                                                           ---------
Total comprehensive income (loss)                                                            (12,492)
Stock issued                                    --          --          --            --      13,065
Transfers                                       --          --          --            --          --
Purchase of treasury stock                 (67,721)       (847)         --            --        (847)
Deferred compensation arrangement          (24,807)       (322)        322            --          --
                                         ---------     -------     -------     ---------   ---------
Balance at December 31, 1999               (92,528)     (1,169)        322        (3,198)     72,912
Comprehensive income (loss):
   Net loss                                     --          --          --            --     (16,497)
   Change in unrealized loss on
     available-for-sale
     securities, net of reclassi-
     fication amount of $19                     --          --          --         2,716       2,716
                                                                                           ---------
Total comprehensive income (loss)                                                            (13,781)
Stock issued                                    --          --          --            --      27,073
Transfers                                       --          --          --            --          --
Purchase of treasury stock                 (11,556)       (144)         --            --        (144)
Sale of treasury stock                      11,000         137          --            --         137
Deferred compensation arrangement          (17,330)       (251)        251            --          --
                                         ---------     -------     -------     ---------   ---------
Balance at December 31, 2000              (110,414)     (1,427)        573          (482)     86,197
Comprehensive income (loss):
   Net income                                   --          --          --            --       5,844
   Change in unrealized loss on
     available-for-sale
     securities, net of reclassi-
     fication amount of $1,902                  --          --          --           (25)        (25)
                                                                                           ---------
Total comprehensive income                                                                     5,819
Sale of convertible preferred                   --          --          --            --      13,183
   stock
Sale of common stock                            --          --          --            --         159
Preferred dividends payable                     --          --          --            --         (26)
Transfers                                       --          --          --            --          --
Purchase of treasury stock                 (35,335)       (452)         --            --        (452)
Sale of treasury stock                     101,991       1,285          --            --       1,479
                                         ---------     -------     -------     ---------   ---------
Balance at December 31, 2001               (43,758)    $  (594)    $   573     $    (507)  $ 106,359
                                         =========     =======     =======     =========   =========


See accompanying notes.

Texas Capital Bancshares, Inc.
Consolidated Statements of Cash Flows
(In Thousands)


                                                                 Year ended December 31
                                                              2001          2000          1999
                                                           ----------    ----------    ----------

OPERATING ACTIVITIES
Net income (loss)                                          $    5,844    $  (16,497)   $   (9,298)
Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating
        activities:
    Provision for loan losses                                   5,762         6,135         2,687
    Depreciation and amortization                               1,922         1,599           715
    Amortization and accretion on securities                      386          (418)          (72)
    (Gain) loss on sale of securities                          (1,902)          (19)            1
    (Gain) loss on sale of assets                                  12            --            --
    Changes in operating assets and liabilities:
      Accrued interest receivable and other assets                459        (5,465)       (4,291)
      Accrued interest payable and other liabilities              (69)        6,456         2,225
                                                           ----------    ----------    ----------
Net cash provided by (used in) operating activities            12,414        (8,209)       (8,033)

INVESTING ACTIVITIES
Purchases of available-for-sale securities                   (259,571)     (146,124)     (192,732)
Proceeds from sales of available-for-sale securities          142,250       110,498        24,697
Maturities and calls of available-for-sale securities          68,195            --            --
Purchase of held-to-maturity securities                            --       (28,226)           --
Principal payments received on securities                      57,570        18,096         3,674
Net increase in loans                                        (274,482)     (398,291)     (216,490)
Purchase of premises and equipment, net                          (648)       (3,175)       (4,624)
                                                           ----------    ----------    ----------
Net cash used in investing activities                        (266,686)     (447,222)     (385,475)

FINANCING ACTIVITIES
Net increase in checking, money market, and savings
   accounts                                                    52,411       313,025       175,994
Net increase in certificates of deposit                        38,809       194,764        95,056
Sale of common stock                                              159        27,073        13,065
Net other borrowings                                           79,838       (39,206)       46,267
Net federal funds purchased                                    65,174        11,525            --
Sale of preferred stock                                        13,183            --            --
Sale of treasury stock, net                                     1,027            (7)         (847)
                                                           ----------    ----------    ----------
Net cash provided by financing activities                     250,601       507,174       329,535
                                                           ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents
                                                               (3,671)       51,743       (63,973)
Cash and cash equivalents, beginning of year                   60,291         8,548        72,521
                                                           ----------    ----------    ----------
Cash and cash equivalents, end of year                     $   56,620    $   60,291    $    8,548
                                                           ==========    ==========    ==========

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest               $   36,344    $   30,535    $    4,956
                                                           ==========    ==========    ==========


See accompanying notes.

1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS

Texas Capital Bancshares, Inc. (Texas Capital Bancshares or the Company), a Delaware bank holding company, was incorporated in March 1998. The consolidated financial statements of the Company include the accounts of Texas Capital Bancshares, Inc. and its wholly owned subsidiary, Texas Capital Bank, National Association (the Bank). The Bank was formed on December 18, 1998 through the acquisition of Resource Bank, National Association (Resource Bank). All significant intercompany accounts and transactions have been eliminated upon consolidation.

All business is conducted through the Bank. BankDirect, a division of the Bank, provides online banking services through the Internet. The Bank currently provides commercial banking services to its customers in Texas. The Bank concentrates on middle market commercial and private client customers, while BankDirect provides basic consumer banking services to Internet users.

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

LOANS

Loans (which include leases) are either secured or unsecured based on the type of loan and the financial condition of the borrower. Repayment is generally expected from cash flows of borrowers. The Company is exposed to risk of loss on loans which may arise from any number of factors including problems within the respective industry of the borrower or from local economic conditions. Access to collateral, in the event of borrower default, is reasonably assured through adherence to applicable lending laws and through sound lending standards and credit review procedures.

Loans are stated at the amount of unpaid principal reduced by deferred income (net of costs) and an allowance for loan losses. Interest on loans is recognized using the simple-interest method on the daily balances of the principal amounts outstanding. Loan origination fees, net of direct loan origination costs, and commitment fees, are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable.

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

Loans held for sale are carried at cost which approximates market.

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

EFFECT OF PENDING STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

The Company will apply Statement 142 beginning in the first quarter of 2002. Application of the non-amortization provisions of Statement 142 is expected to result in an increase in net income of $125,000 in 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment test of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

RECLASSIFICATION

Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

2. SECURITIES

The following is a summary of securities:

(In Thousands)                                             December 31, 2001
                                         ---------------------------------------------------
                                                         Gross        Gross       Estimated
                                          Amortized   Unrealized    Unrealized       Fair
                                            Cost         Gains        Losses        Value
                                         ----------   ----------    ----------    ----------

Available-for-Sale Securities:
    U. S. Treasuries                     $    1,298   $       --    $       (1)   $    1,297
    Mortgage-backed securities              199,060          925        (1,414)      198,571
    Equity securities                         6,514           --           (17)        6,497
                                         ----------   ----------    ----------    ----------
                                         $  206,872   $      925    $   (1,432)   $  206,365
                                         ==========   ==========    ==========    ==========


 (In Thousands)                                            December 31, 2000
                                         ---------------------------------------------------
                                                         Gross         Gross      Estimated
                                         Amortized    Unrealized    Unrealized      Fair
                                            Cost         Gains        Losses        Value
                                         ----------   ----------    ----------    ----------

Available-for-Sale Securities:
    U. S. Government agency securities   $   71,488   $        3    $     (644)   $   70,847
    Mortgage-backed securities               76,957          286          (155)       77,088
    Other debt securities                    31,726           57           (28)       31,755
    Equity securities                         5,262           --            --         5,262
                                         ----------   ----------    ----------    ----------
                                         $  185,433   $      346    $     (827)   $  184,952
                                         ==========   ==========    ==========    ==========


(In Thousands)                                           December 31, 2000
                                         ---------------------------------------------------
                                                         Gross        Gross       Estimated
                                         Amortized    Unrealized    Unrealized       Fair
                                            Cost         Gains        Losses        Value
                                         ----------   ----------    ----------    ----------

Held-to-Maturity Securities:
    Other debt securities                $   28,366   $      173    $       --    $   28,539
                                         ----------   ----------    ----------    ----------
                                         $   28,366   $      173    $       --    $   28,539
                                         ==========   ==========    ==========    ==========


Held-to-maturity securities with an amortized cost of $28,366,000 were transferred to available-for-sale effective January 1, 2001 in accordance with the provisions of FAS 133 adoption. As of the date of the transfer, the securities had an unrealized gain of $173,000 and were recorded at an estimated fair value of $28,539,000.

The amortized cost and estimated fair value of securities are presented below by contractual maturity:

  (In Thousands)                                                         December 31, 2001
                                                    -----------------------------------------------------------
                                                    Less Than      One to Five         Five to
         Available-for-Sale                         One Year          Years           Ten Years           Total
                                                    ---------      -----------        ---------           -----

  U.S. Treasuries:
      Amortized cost                                $    1,298   $          --     $          --       $    1,298
      Estimated fair value                               1,297              --                --            1,297
      Weighted average yield                             1.732%             --                --            1.732%

  Mortgage-backed securities:
      Amortized cost                                                                                      199,060
      Estimated fair value                                                                                198,571
      Weighted average yield                                                                                5.935%

  Equity securities:
      Amortized cost                                                                                        6,514
      Estimated fair value                                                                                  6,497
                                                                                                       ----------

  Total available-for-sale securities:
      Amortized cost                                                                                     $206,872
                                                                                                       ==========
      Estimated fair value                                                                               $206,365
                                                                                                       ==========

Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

Securities with carrying values of approximately $182,503,000 were pledged to secure certain borrowings and deposits at December 31, 2001. See Note 7 for discussion of securities securing borrowings. Of the pledged securities, approximately $63,800,000 were pledged for certain deposits.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized by category as follows (in thousands):

                                                                   December 31
                                                                2001          2000
                                                             ----------    ----------

        Commercial                                           $  402,302    $  325,774
        Construction                                            180,115        83,931
        Real estate                                             218,192       164,873
        Consumer                                                 25,054        36,092
        Leases receivable                                        34,552        17,093
        Loans held for sale                                      43,764         1,346
                                                             ----------    ----------
                                                                903,979       629,109
        Deferred income (net of direct origination costs)        (5,710)       (3,248)
        Allowance for loan losses                               (12,598)       (8,910)
                                                             ----------    ----------
        Loans, net                                           $  885,671    $  616,951
                                                             ==========    ==========

The majority of the commercial, consumer and real estate mortgage loan portfolios are loans to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. Within the loan portfolio, loans to the services industry were $364.5 million or 40.3% of total loans. Other notable segments include personal/household, $115.7 million and petrochemical and mining, $94.7 million. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at December 31, 2001.

The changes in the allowance for loan losses are summarized as follows (in thousands):

                                         Year ended December 31
                                    2001          2000          1999
                                 ----------    ----------   ----------

Balance, beginning of year       $    8,910    $    2,775   $      100
Provision for loan losses             5,762         6,135        2,687
Loans charged off                    (2,074)           --          (12)
                                 ----------    ----------   ----------
Balance, end of year             $   12,598    $    8,910   $    2,775
                                 ==========    ==========   ==========

The Bank had impaired loans and leases in the amount of $6,032,000 with reserves of $1,213,000 as of December 31, 2001. Also, the Bank had one loan relationship in the amount of $5,013,000 that was restructured during 2001. The restructuring included a chargeoff and a principal reduction from the borrower. Interest income was recorded when it was received. Total interest collected was approximately $830,000. The Bank had an impaired lease in the amount of $572,000 with a specific reserve of $277,000 as of December 31, 2000.

During the normal course of business, the Company and subsidiary may enter into transactions with related parties, including their officers, employees, directors, significant shareholders and their related affiliates. It is the Company's policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. Loans to related parties, including officers and directors, were approximately $14,955,000 and $7,545,000 at December 31, 2001 and 2000, respectively. During the years ended December 31, 2001 and 2000, total advances were approximately $26,527,000 and $18,743,000 and total paydowns were $19,117,000 and $15,056,000, respectively.

4. GOODWILL

Goodwill acquired in the acquisition of Resource Bank in December 1998 is being amortized over 15 years. Accumulated amortization related to intangibles totaled approximately $374,000 and $249,000 at December 31, 2001 and 2000, respectively.

5. PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2001 and 2000 are summarized as follows:

                                                 December 31
                                               2001        2000
                                             --------    --------
                                                 (In Thousands)

        Premises                             $  2,880    $  2,792
        Furniture and equipment                 6,032       5,386
                                             --------    --------
                                                8,912       8,178
        Accumulated depreciation               (3,962)     (2,067)
                                             --------    --------
                                             $  4,950    $  6,111
                                             ========    ========

Depreciation expense was approximately $1,797,000 and $1,474,000 at December 31, 2001 and 2000, respectively.

6. DEPOSITS

The scheduled maturities of interest bearing time deposits are as follows at December 31, 2001 (in thousands):

                 2002                                     $ 285,777
                 2003                                        44,399
                 2004                                         6,627
                 2005                                         1,245
                 2006 and after                                 232
                                                          ---------
                                                          $ 338,280
                                                          =========

At December 31, 2001 and 2000, the Bank had approximately $27,512,000 and $26,670,000, respectively, in deposits from related parties, including directors, shareholders, and their related affiliates.

At December 31, 2001 and 2000, interest bearing time deposits of $100,000 or more were approximately $226,095,000 and $116,337,000, respectively.

7. BORROWING ARRANGEMENTS

Borrowings at December 31, 2001 consist of $69.4 million of securities sold under repurchase agreements bearing interest of 3.71%, $7.6 million of customer repurchase agreements, and $9.1 million of Treasury, Tax and Loan notes. Securities sold under repurchase are comprised of two significant counterparties which are Salomon Smith Barney at $44.5 million and Morgan Stanley Dean Witter at $24.9 million. The weighted average maturities of the Salomon and Morgan repurchase agreements are 34 months and 32 months, respectively.

Other borrowings also consist of $774,000 FHLB term advances bearing interest at 5.28%. There were no FHLB overnight advances outstanding at December 31, 2001. In accordance with policies of the FHLB, the Bank can pledge securities and certain loans as collateral for FHLB overnight advances. There were no securities pledged for FHLB overnight advances at December 31, 2001. Based on the loans that could be pledged and securities that were not already pledged, the Bank had an additional $293.0 million of FHLB borrowings available at December 31, 2001. There were $81.9 million of securities pledged for customer repurchase agreements and securities sold under repurchase agreements and $24.9 million pledged for Treasury, Tax and Loan notes.

The Bank had $76.7 million of downstream federal funds purchased outstanding with a rate of 1.85% at December 31, 2001. The Bank had unused upstream federal fund lines available from commercial banks at December 31, 2001 of approximately $37.5 million. Generally, these federal fund borrowings are overnight, but not to exceed seven days.

8. INCOME TAXES

As a net operating loss was incurred during the year ended December 31, 2000 and a net operating loss carryfoward was utilized for the year ended December 31, 2001, there was no current or deferred provision for income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

                                                               December 31
                                                            2001         2000
                                                         ----------    ----------
                                                              (In Thousands)

Deferred tax assets:
    Net operating loss carryforward                      $    2,154    $    4,519
    Allowance for loan losses                                 4,283         3,029
    Organizational costs                                        210           138
    Depreciation                                                 80            --
    Loan origination fees                                       999         1,770
    Unrealized loss on securities                               172           164
    Other                                                        81           636
                                                         ----------    ----------
                                                              7,979        10,256

Deferred tax liabilities:
    Loan origination costs                                     (691)         (665)
    Depreciation                                                 --           (84)
    Cash to accrual                                            (309)         (432)
                                                         ----------    ----------
                                                             (1,000)       (1,181)
                                                         ----------    ----------

Net deferred tax asset before valuation allowance             6,979         9,075
Valuation allowance                                          (6,979)       (9,075)
                                                         ----------    ----------
Net deferred tax asset (liability)                       $       --    $       --
                                                         ==========    ==========

The reconciliation of income attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                        Year ended December 31
                                      2001       2000       1999
                                     ------     ------     ------

Tax at U.S. statutory rate               34%        34%        34%

Non-deductible items                      2%        (1)%       (1)%
Changes in valuation allowance          (36)%      (33)%      (32)%
Other, net                               --         --         (1)%
                                     ------     ------     ------
Total                                     0%         0%         0%
                                     ======     ======     ======

At December 31, 2001, the Company has federal net operating loss carryforwards of approximately $6,337,000 which will begin to expire in year 2015. A valuation allowance equal to the total estimated tax benefit of this net operating loss carryforward has been established at December 31, 2001. The change in the valuation allowance for the current year is $2,096,000.

9. CONVERTIBLE PREFERRED STOCK

In December 2001 and January 2002, the Company issued 753,301 and 303,841 shares, respectively, of Series A Convertible Preferred Stock at $17.50 per share. Dividends are at an annual rate of 6.0% and are payable quarterly. Each share is convertible into one share of common stock.

Automatic conversion occurs in the event of (a) a change of control or a material event; or (b) immediately prior to the closing of an underwriter's public offering of shares of the common stock of the Company at a price of $17.50 per share or greater; or (c) if Texas Capital's common stock is listed for trading on the New York Stock Exchange or the Nasdaq National Market and thereafter the average closing price of such common stock for any consecutive 30 day period is at or above $17.50 per share; or (d) if there is a change in the Federal Reserve capital adequacy guidelines that results in the preferred stock not qualifying as Tier I capital. Mandatory conversion is upon the fifth anniversary date of the issuance date.

The voting rights are identical to the common stock with each share of preferred stock having one vote.

Additional paid-in capital at December 31, 2001 includes $26,000 of dividends payable attributable to the period between issuance and December 31. The amount will be paid with the first quarter 2002 dividend.

In the event of any liquidation of the Company, the preferred holders would receive out of the assets of the Company available for distribution an amount equal to $17.50 per share plus any accrued and unpaid dividends before any distribution made to the holders of any class of stock ranking junior to the preferred stock.

10. EMPLOYEE BENEFITS

The Company has a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (the 401(k)
Plan). The 401(k) Plan permits the employees of the Company to defer a portion of their compensation. Matching contributions may be made in amounts and at times determined by the Company. The Company made no such contributions for the years ended December 31, 2001 and 2000. Amounts contributed by the Company for a participant will vest over six years and will be held in trust until distributed pursuant to the terms of the 401(k) Plan. Employees of the Company are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options.

During 2000, the Company implemented an Employee Stock Purchase Plan (ESPP). Employees are eligible for the plan when they have met certain requirements concerning period of credited service and minimum hours worked. Eligible employees may contribute a minimum of 1% to a maximum of 10% of eligible compensation up to the section 423 of the Internal Revenue Code limit of $25,000. The Company has allocated 80,000 shares to the plan. As of December 31, 2001 and 2000, 23,062 and 10,357 shares, respectively, had been purchased on behalf of the employees.

The Company has a stock option plan. The number of options awarded and the employees to receive the options are determined by the Board of Directors, or its designated committee. Options awarded under this plan are subject to vesting requirements. Generally, one fifth of the options awarded vest annually and expire 10 years after date of grant. Total options available under the plan at December 31, 2001 and December 31, 2000, were 956,923 and 948,965, respectively. During 2001, 97,300 options were awarded at an exercise price of $14.50.

The Company follows SFAS No. 123, Accounting for Stock Based Compensation. The statement allows the continued use of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Under APB 25, no compensation expense is recognized at the date of grant for the options where the exercise price of the stock options equals the market price of the underlying stock on the date of grant. Compensation expense of $24,000 was recorded in 2001, 2000 and 1999 for the options that were granted at $11.09 with a three-year vesting period. The Company's election to continue the use of APB 25 requires pro forma disclosures of net income as if the fair value based method of accounting had been applied.

The fair value of these options was estimated at the date of grant using a Black-Scholes value option pricing model with the following weighted average assumptions used for 2001, 2000 and 1999, respectively: a risk free interest rate of 4.85 %, 6.50% and 5.06%, a dividend yield of 0%, a volatility factor of ..001, .055 and .001, and an estimated life of five years.

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

Had compensation costs for all grants of stock options during 2001, 2000 and 1999 been determined based upon the fair value of vested options at the date of grant, reported net income (loss) for 2001, 2000 and 1999 would have been adjusted to the pro forma amount shown below. As presented below, the pro forma impact on future periods can be expected to be greater, as each successive grant is valued and amortized:

(In Thousands except Share Data)            Year ended December 31
                                        2001         2000         1999
                                     ----------   ----------    ----------

Net income (loss):
    As reported                      $    5,844   $  (16,497)   $   (9,298)
    Pro forma                             5,196      (16,930)       (9,641)

Basic income (loss) per share:
    As reported                      $      .61   $    (1.89)   $    (1.23)
    Pro forma                               .55        (1.94)        (1.27)

Diluted income (loss) per share:
    As reported                      $      .61   $    (1.89)   $    (1.23)
    Pro forma                               .54        (1.94)        (1.27)

A summary of the Company's stock option activity and related information for 2001 and 2000 is as follows:

                                                       December 31, 2001         December 31, 2000
                                                   ------------------------   ------------------------
                                                                  Weighted                  Weighted
                                                                   Average                   Average
                                                                  Exercise                  Exercise
                                                     Options        Price      Options        Price
                                                   ----------    ----------   ----------    ----------

Options outstanding at beginning of year              683,680    $    12.66      572,320    $    12.38
Options granted                                        97,300         14.50      141,010         13.76
Options exercised                                          --            --       (3,000)        12.50
Options forfeited                                     (29,656)        12.80      (26,650)        12.50
                                                   ----------    ----------   ----------    ----------
Options outstanding at year-end                       751,324    $    12.89      683,680    $    12.66
                                                   ==========    ==========   ==========    ==========

Options vested at year-end                            349,442    $    12.58      180,804    $    12.24

Weighted average fair value of options granted
    during 2001 and 2000 in which the option
    exercise price ($14.50 and $12.50) equaled
    the market price:                              $     3.06                 $     3.71

Weighted average remaining contractual life of
    options currently outstanding in years:              7.53                       8.31

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

11. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

                                                                                            December 31
                                                                                        2001            2000
                                                                                       -------         -------
                                                                                            (In Thousands)

Financial instruments whose contract amounts represent credit risk:
    Commitments to extend credit                                                       $319,072        $331,920
    Standby letters of credit                                                            25,476          22,637

12. REGULATORY RESTRICTIONS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2001, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank's capital ratios exceed the regulatory definition of well capitalized and adequately capitalized as of December 31, 2001 and 2000, respectively. There have been no conditions or events since the notification that management believes have changed the Bank's category.

 (In Thousands except Percentage                                                                    To Be Well Capitalized
    Data)                                                                                                 Under Prompt
                                                                                For Capital             Corrective Action
                                                         Actual               Adequacy Purposes              Provisions
                                               -----------------------    ------------------------   -----------------------
                                                 Amount          Ratio      Amount           Ratio     Amount          Ratio
                                               ----------        -----    ----------         -----   ----------        -----
As of December 31, 2001:

Total capital (to risk-weighted assets):
COMPANY                                        $  117,921         11.7%   $   80,431          8.0%          N/A          N/A
Bank                                              114,551         11.4%       80,430          8.0%   $  100,538         10.0%

Tier 1 capital (to risk-weighted assets):
COMPANY                                        $  105,353         10.5%   $   40,216          4.0%          N/A          N/A
Bank                                              101,983         10.1%       40,215          4.0%   $   60,323          6.0%

Tier 1 capital (to average assets):
COMPANY                                        $  105,353          9.5%   $   44,545          4.0%          N/A          N/A
Bank                                              101,983          9.2%       44,544          4.0%   $   55,681          5.0%


(In Thousands except Percentage                                                                      To Be Well Capitalized
    Data)                                                                                                 Under Prompt
                                                                                For Capital             Corrective Action
                                                       Actual                 Adequacy Purposes              Provisions
                                               -----------------------    ------------------------   -----------------------
                                                 Amount          Ratio      Amount           Ratio     Amount          Ratio
                                               ----------        -----    ----------         -----   ----------        -----

As of December 31, 2000:

Total capital (to risk-weighted assets):
COMPANY                                        $   93,968         11.0%   $   68,448          8.0%          N/A          N/A
Bank                                               82,925          9.7%       68,446          8.0%   $   85,558         10.0%

Tier 1 capital (to risk-weighted assets):
COMPANY                                        $   85,058          9.9%   $   34,224          4.0%          N/A          N/A
Bank                                               74,015          8.7%       34,223          4.0%   $   51,335          6.0%

Tier 1 capital (to average assets):
COMPANY                                        $   85,058          9.6%   $   35,367          4.0%          N/A          N/A
Bank                                               74,015          8.4%       35,366          4.0%   $   44,208          5.0%

Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank's regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. No dividends were declared or paid during 2001 or 2000.

The required balance at the Federal Reserve at December 31, 2001 was approximately $11,323,000.

13. EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands except share data):

                                                                       Year ended December 31
                                                                2001              2000              1999
                                                           --------------    --------------    --------------

Numerator:
   Net income (loss)                                       $        5,844    $      (16,497)   $       (9,298)
   Preferred stock dividends                                          (26)               --                --
                                                           --------------    --------------    --------------
Numerator for basic earnings (loss) per share-income
  (loss) available to common shareholders                           5,818           (16,497)           (9,298)
Effect of dilutive securities:
   Preferred stock dividends                                           26                --                --
                                                           --------------    --------------    --------------
Numerator for dilutive earnings (loss) per
  share-income (loss) available to common
  shareholders after assumed conversion                    $        5,844    $      (16,497)   $       (9,298)
                                                           ==============    ==============    ==============

Denominator:
   Denominator for basic earnings per share-weighted
     average shares                                             9,478,826         8,718,314         7,566,248
   Effect of dilutive securities:
     Employee stock options(1)                                     85,010                --                --
     Convertible preferred stock                                   24,766                --                --
                                                           --------------    --------------    --------------
Dilutive potential common shares                                  109,776                --                --
                                                           --------------    --------------    --------------
Denominator for dilutive earnings per share-adjusted
  weighted average shares and assumed conversions               9,588,602         8,718,314         7,566,248
                                                           ==============    ==============    ==============

Basic earnings (loss) per share                            $          .61    $        (1.89)   $        (1.23)
                                                           ==============    ==============    ==============
Diluted earnings (loss) per share                          $          .61    $        (1.89)   $        (1.23)
                                                           ==============    ==============    ==============

(1) Excludes employee stock options with exercise price greater than current market price.

14. FAIR VALUES OF FINANCIAL INSTRUMENTS

Generally accepted accounting principles require disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practical to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. This disclosure does not and is not intended to represent the fair value of the Company.

A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

                                        December 31, 2001         December 31, 2000
                                     -----------------------   -----------------------
                                      Carrying     Estimated   Carrying      Estimated
                                       Amount     Fair Value     Amount     Fair Value
                                     ----------   ----------   ----------   ----------

Cash and cash equivalents            $   56,620   $   56,620   $   60,291   $   60,291
Securities, available-for-sale          206,365      206,365      184,952      184,952
Securities, held-to-maturity                 --           --       28,366       28,539
Loans, net                              885,671      891,775      616,951      619,128
Deposits                                886,077      887,436      794,857      795,314
Federal funds purchased                  76,699       76,699       11,525       11,525
Borrowings                               86,899       86,906        7,061        7,048

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

Federal funds purchased and other borrowings

The carrying value reported in the consolidated balance sheet for federal funds purchased and other borrowings approximates their fair value. The fair value of term borrowings is estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar borrowings.

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

15. COMMITMENTS AND CONTINGENCIES

The Company leases various premises under operating leases with various expiration dates. Rent expense incurred under operating leases amounted to approximately $2,443,000 and $2,064,000 for the years ended December 31, 2001 and 2000, respectively.

Minimum future lease payments under operating leases are as follows:

                                                              Minimum
          Year ending December 31,                            Payments
          -------------------------                           --------
                                                            (In Thousands)
           2002                                               $   2,560
           2003                                                   2,224
           2004                                                   1,990
           2005                                                   1,950
           2006 and thereafter                                    7,871
                                                               --------
                                                               $ 16,595
                                                               ========

16. CONTINGENT LIABILITIES

In March 2000, the Company entered into an agreement to provide merchant card processing for a customer. In December 2000, the customer ceased operations and filed for bankruptcy protection. At the time the customer filed for bankruptcy protection, there were approximately $2.0 million in advanced credit card ticket sales. The Company was unable to determine its exact liability at December 31, 2000. However, at December 31, 2000, based upon all available information, the Company determined that $1.8 million was the most probable loss within the range and recognized a $1.8 million liability. The exact liability was not known until all of the chargebacks had been received and processed and all potential third party recoveries had been received by the Company which was completed during the fourth quarter of 2001. Total losses were $1.5 million. As a result of the losses being less than the original amount accrued, approximately $300,000 of the accrual was reversed during 2001.

17. PARENT COMPANY ONLY

Summarized financial information for Texas Capital Bancshares, Inc. - Parent Company Only follows:

BALANCE SHEETS                                         December 31
                                                    2001          2000
                                                 ----------    ----------
                                                      (In Thousands)

ASSETS
Cash and cash equivalents                        $    3,597    $   11,259
Investment in subsidiary                            102,989        75,154
Other assets                                             16            17
                                                 ----------    ----------
Total assets                                     $  106,602    $   86,430
                                                 ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities                                $      243    $      233
                                                 ----------    ----------

Total liabilities                                       243           233
                                                 ----------    ----------

Preferred stock                                           8            --
Common stock                                             96            96
Additional paid-in capital                          127,473       113,971
Accumulated deficit                                 (20,690)      (26,534)
Treasury stock                                          (21)         (854)
Accumulated other comprehensive loss                   (507)         (482)
                                                 ----------    ----------
Total shareholders' equity                          106,359        86,197
                                                 ----------    ----------
Total liabilities and shareholders' equity       $  106,602    $   86,430
                                                 ==========    ==========


STATEMENTS OF EARNINGS                                                      Year ended December 31
                                                                        2001          2000         1999
                                                                     ----------    ----------    ----------
                                                                                (In Thousands)

Interest income                                                      $       --    $       78    $       16
                                                                     ----------    ----------    ----------
Total income                                                                 --            78            16

Salaries and employee benefits                                              512           699           764
Legal and professional                                                       --            --           388
Non-interest expense                                                        504         1,479            38
                                                                     ----------    ----------    ----------
Total expense                                                             1,016         2,178         1,190
                                                                     ----------    ----------    ----------
Loss before income taxes and equity in undistributed income
    (loss) of subsidiary                                                 (1,016)       (2,100)       (1,174)
Income tax expense (benefit)                                                 --            --            --
                                                                     ----------    ----------    ----------
Loss before equity in undistributed income (loss) of subsidiary          (1,016)       (2,100)       (1,174)

Equity in undistributed income (loss) of subsidiary                       6,860       (14,397)       (8,124)
                                                                     ----------    ----------    ----------
Net income (loss)                                                    $    5,844    $  (16,497)   $   (9,298)
                                                                     ==========    ==========    ==========

STATEMENTS OF CASH FLOWS                                        Year ended December 31
                                                            2001          2000          1999
                                                         ----------    ----------    ----------
                                                                     (In Thousands)

OPERATING ACTIVITIES
Net income (loss)                                        $    5,844    $  (16,497)   $   (9,298)
Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
       Equity in undistributed loss of subsidiary            (6,860)       14,397         8,124
       Decrease in other assets                                   1             1           212
       (Decrease) increase in other liabilities                 (16)           90           123
                                                         ----------    ----------    ----------

Net cash used in operating activities                        (1,031)       (2,009)         (839)

INVESTING ACTIVITY
Investment in subsidiary                                    (21,000)      (15,000)      (11,000)
                                                         ----------    ----------    ----------
Net cash used in investing activity                         (21,000)      (15,000)      (11,000)

FINANCING ACTIVITIES
Sale of preferred stock                                      13,183            --            --
Sale of common stock                                            159        27,073        13,065
Purchase treasury stock, net                                  1,027            (7)         (847)
                                                         ----------    ----------    ----------
Net cash provided by financing activities                    14,369        27,066        12,218
                                                         ----------    ----------    ----------

Net (decrease) increase in cash and cash equivalents         (7,662)       10,057           379
Cash and cash equivalents at beginning of year               11,259         1,202           823
                                                         ----------    ----------    ----------
Cash and cash equivalents at end of year                 $    3,597    $   11,259    $    1,202
                                                         ==========    ==========    ==========

18. REPORTABLE SEGMENTS

The Company operates two principal lines of business under Texas Capital Bank: the traditional bank and BankDirect, an Internet only bank. BankDirect has been a net provider of funds and the traditional bank has been a net user of funds. In order to provide a consistent measure of the net interest margin for BankDirect, the Company uses a multiple pool funds transfer rate to calculate credit for funds provided. This method takes into consideration the current market conditions during the reporting period.

TRADITIONAL BANKING                         Year ended December 31
(In thousands)                          2001          2000          1999
                                     ----------   ----------    ----------
Net interest income                  $   34,344   $   20,860    $    8,132
Provision for loan losses                 5,762        6,135         2,687
Non-interest income                       5,671        1,927           356
Non-interest expense                     25,431       24,288        12,149
                                     ----------   ----------    ----------
Net income (loss)                    $    8,822   $   (7,636)   $   (6,348)
                                     ==========   ==========    ==========


BANKDIRECT                                   Year ended December 31
(In thousands)                          2001          2000          1999
                                     ----------    ----------    ----------

Net interest income                  $      711    $    1,901    $      100
Non-interest income                         312            30             2
Non-interest expense                      2,985         8,692         1,878
                                     ----------    ----------    ----------
Net loss                             $   (1,962)   $   (6,761)   $   (1,776)
                                     ==========    ==========    ==========

Reportable segments reconciliation to the consolidated financial statements for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):

                                                         December 31, 2001
                                             -----------------------------------------
                                               Net     Provision     Non-       Non-
                                             Interest  for Loan    interest   interest
                                              Income    Losses      Income    Expense
                                             --------  ---------   --------   --------

Total reportable lines of business           $ 35,055   $  5,762   $  5,983   $ 28,416
Unallocated items:
    Holding company                                --         --         --      1,016
                                             --------   --------   --------   --------
Texas Capital Bancshares (consolidated)      $ 35,055   $  5,762   $  5,983   $ 29,432
                                             ========   ========   ========   ========

                                                         December 31, 2000
                                             -----------------------------------------
                                               Net     Provision     Non-       Non-
                                             Interest   for Loan   interest   interest
                                              Income     Losses     Income     Expense
                                             --------  ---------   --------   --------

Total reportable lines of business           $ 22,761   $  6,135   $  1,957   $ 32,980
Unallocated items:
    Holding company                                78         --         --      2,178
                                             --------   --------   --------   --------
Texas Capital Bancshares (consolidated)      $ 22,839   $  6,135   $  1,957   $ 35,158
                                             ========   ========   ========   ========

                                                         December 31, 1999
                                             -----------------------------------------
                                               Net     Provision     Non-       Non-
                                             Interest   for Loan   interest   interest
                                              Income     Losses     Income    Expense
                                             --------  ---------   --------   --------

Total reportable lines of business           $  8,232   $  2,687   $    358   $ 14,027
Unallocated items:
    Holding company                                16         --         --      1,190
                                             --------   --------   --------   --------
Texas Capital Bancshares (consolidated)      $  8,248   $  2,687   $    358   $ 15,217
                                             ========   ========   ========   ========

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



         Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 21, 2002, which proxy materials will be filed with the United States Securities and Exchange Commission no later than April 30, 2002.



                         ITEM 11. EXECUTIVE COMPENSATION



         Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 21, 2002, which proxy materials will be filed with the United States Securities and Exchange Commission no later than April 30, 2002.



                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT



         Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 21, 2002, which proxy materials will be filed with the United States Securities and Exchange Commission no later than April 30, 2002.



             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



         Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 21, 2002, which proxy materials will be filed with the United States Securities and Exchange Commission no later than April 30, 2002.

                                ITEM 14. EXHIBITS


         We have included or incorporated by reference the following exhibits to this report.

Exhibit Number                            Description
     2.1            Agreement and Plan to Consolidate Texas Capital Bank with and into Resource Bank,
                    National Association under the Charter of Resource Bank, National Association and under the Title of "Texas Capital Bank, National Association," which is incorporated by reference to Exhibit 2.1 to our registration statement on Form 10 dated August 24, 2000

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

     4.3            Certificate of Designation in connection with Texas Capital Bancshares, Inc. 2001 6.0%
                    Convertible Preferred Stock Offering

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



Date: March 26, 2002                TEXAS CAPITAL BANCSHARES, INC.
      --------

                                    By: /s/ JOSEPH M. GRANT
                                        -------------------------------------------
                                        Joseph M. Grant
                                        Chairman of the Board of Directors and
                                        Chief Executive Officer


Date: March 26, 2002                /s/ JOSEPH M. GRANT
      --------                      -----------------------------------------------
                                    Joseph M. Grant
                                    Chairman of the Board of Directors and Chief
                                    Executive Officer (principal executive officer)


Date: March 26, 2002                /s/ GREGORY HULTGREN
      --------                      -----------------------------------------------
                                    Gregory Hultgren
                                    Chief Financial Officer
                                    (principal financial and accounting officer)


Date: March 26, 2002                /s/ LEO CORRIGAN III
      --------                      -----------------------------------------------
                                    Leo Corrigan III
                                    Director


Date: March 26, 2002                /s/ JAMES R. ERWIN
      --------                      -----------------------------------------------
                                    James R. Erwin
                                    Director


Date: March 26, 2002                /s/ FREDERICK B. HEGI, JR.
      --------                      -----------------------------------------------
                                    Frederick B. Hegi, Jr.
                                    Director


Date: March 26, 2002                /s/ JAMES R. HOLLAND, JR.
      --------                      -----------------------------------------------
                                    James R. Holland, Jr.
                                    Director


Date: March 26, 2002                /s/ RALEIGH HORTENSTINE III
      --------                      -----------------------------------------------
                                    Raleigh Hortenstine III
                                    Director


Date: March 26, 2002                /s/ GEORGE F. JONES, JR.
      --------                      -----------------------------------------------
                                    George F. Jones, Jr.
                                    Director


Date: March 26, 2002                /s/ DAVID LAWSON
      --------                      -----------------------------------------------
                                    David Lawson
                                    Director

Date: March 26, 2002                 /s/ LARRY A. MAKEL
      --------                      -----------------------------------------------
                                    Larry A. Makel
                                    Director


Date: March 26, 2002                 /s/ WALTER W. MCALLISTER III
      --------                      -----------------------------------------------
                                    Walter W. McAllister III
                                    Director


Date: March 26, 2002                 /s/ LEE ROY MITCHELL
      --------                      -----------------------------------------------
                                    Lee Roy Mitchell
                                    Director


Date: March 26, 2002                 /s/ MARSHALL B. PAYNE
      --------                      -----------------------------------------------
                                    Marshall B. Payne
                                    Director


Date: March 26, 2002                 /s/ STEVE ROSENBERG
      --------                      -----------------------------------------------
                                    Steve Rosenberg
                                    Director


Date: March 26, 2002                 /s/ JOHN C. SNYDER
      --------                      -----------------------------------------------
                                    John C. Snyder
                                    Director


Date: March 26, 2002                 /s/ ROBERT W. STALLINGS
      --------                      -----------------------------------------------
                                    Robert W. Stallings
                                    Director


Date: March 26, 2002                 /s/ THEODORE H. STRAUSS
      --------                      -----------------------------------------------
                                    Theodore H. Strauss
                                    Director


Date: March 26, 2002                 /s/ JAMES CLEO THOMPSON, JR.
      --------                      -----------------------------------------------
                                    James Cleo Thompson, Jr.
                                    Director


Date: March 26, 2002                 /s/ IAN J. TURPIN
      --------                      -----------------------------------------------
                                    Ian J. Turpin
                                    Director


Date: March 26, 2002                 /s/ CHARLES DAVID WOOD
      --------                      -----------------------------------------------
                                    Charles David Wood
                                    Director

                                  EXHIBIT INDEX


Exhibit Number                                                   Description

   2.1              Agreement and Plan to Consolidate Texas Capital Bank with and into Resource Bank, National
                    Association under the Charter of Resource Bank, National Association and under the Title of
                    "Texas Capital Bank, National Association," which is incorporated by reference to Exhibit
                    2.1 to our registration statement on Form 10 dated August 24, 2000

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

   4.3              Certificate of Designation in connection with Texas Capital Bancshares, Inc. 2001 6.0%
                    Convertible Preferred Stock Offering

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
