Form 10-Q
period 2002-03-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2002-05-13
CIK 1077428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended March 31, 2002

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the transition period from ________________ to ________________


                         Commission file number 0-30533

                         TEXAS CAPITAL BANCSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                 75-2671109
  (State or other jurisdiction of       (I.R.S. Employer Identification Number)
  incorporation or organization)


2100 MCKINNEY AVENUE, SUITE 900, DALLAS, TEXAS, U.S.A.          75201
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Common Stock:
                 Voting                                   10,272,265
                 Non-voting                                  355,728

                         Texas Capital Bancshares, Inc.
                                    Form 10-Q
                          Quarter Ended March 31, 2002

                                      Index

Part I. Financial Information
     Management's Discussion and Analysis                                                       2
     Consolidated Statements of Operations - Unaudited                                          9
     Consolidated Balance Sheets - Unaudited                                                   10
     Consolidated Statements of Changes in Shareholders' Equity - Unaudited                    11
     Consolidated Statements of Cash Flows - Unaudited                                         12
     Notes to Consolidated Financial Statements - Unaudited                                    13
     Financial Summaries - Unaudited                                                           16

Part II. Reports on Form 8-K                                                                   17

Signature                                                                                      17


MANAGEMENT'S ASSESSMENT OF OPERATIONS AND FINANCIAL CONDITION

ASSESSMENT OF OPERATIONS

SUMMARY OF PERFORMANCE

Texas Capital Bancshares, Inc. (the "Company") recorded net income of $1.6 million or $.13 per diluted common share for the first quarter of 2002 compared to $537,000 or $.06 per diluted common share for the first quarter of 2001. Return on average assets was .53% for the first quarter of 2002 compared to .24% for the first quarter of 2001. Return on average equity were 5.65% and 2.48% for the first quarter of 2002 and 2001, respectively.

Net interest income for the first quarter of 2002 increased by $1.6 million or 20.9% over the first quarter of 2001. Non-interest income increased by $942,000 or 75.1% and non-interest expense increased $686,000 or 9.0% compared to the first quarter of 2001.

NET INTEREST INCOME

Net interest income was $9.4 million for the first quarter of 2002 compared to $7.8 million for the first quarter of 2001. Average earning assets increased by $245.4 million from the first quarter of 2001. The increase in average earning assets from the first quarter of 2001 included a $222.6 million increase in average loans. Average interest bearing liabilities increased $213.7 million from the first quarter of 2001 which included a $63.7 million increase in interest bearing deposits and a $150.0 million increase in borrowings.


--------------------------------------------------------------------------------
TABLE 1 - VOLUME/RATE ANALYSIS
(In thousands)

                                     Three months ended March 31, 2002/2001
                                     --------------------------------------
                                                       Change Due To
                                        Change      Volume      Yield/Rate
                                     -----------  -----------  ------------

Interest income:
   Securities                          $   (131)   $    458    $   (589)
   Loans                                 (2,124)      5,027      (7,151)
   Federal funds sold                      (273)        (70)       (203)
   Deposits in other banks                   (3)         (3)         --
                                       --------    --------    --------
Total                                    (2,531)      5,412      (7,943)
Interest expense:
   Transaction deposits                     (90)         95        (185)
   Savings deposits                      (3,395)       (451)     (2,944)
   Time deposits                         (1,351)      1,351      (2,702)
   Borrowed funds                           679       2,124      (1,445)
                                       --------    --------    --------
Total                                    (4,157)      3,119      (7,276)
                                       --------    --------    --------
Net interest income                    $  1,626    $  2,293    $   (667)
                                       ========    ========    ========

Net interest margin, the ratio of net interest income to average earning assets, was 3.44% for the first quarter of 2002 compared to 3.65% for the first quarter of 2001. The decrease in the net interest margin during the first quarter of 2002 was due to the overall decline in market interest rates.

NON-INTEREST INCOME

Non-interest income increased $942,000 compared to the same quarter of 2001. Service charges on deposit accounts increased $257,000. This increase was due to the significant increase in deposits, which resulted in a higher volume of transactions. Trust fee income increased $54,000, due to continued growth of trust assets during 2001. Other non-interest income increased by $1.1 million due to cash processing fees and mortgage warehousing fees. Cash processing fees accounted for approximately 90.0% of the increase. The fees were related to a special project that will not be recurring in future quarters in 2002.

--------------------------------------------------------------------------------
TABLE 2 - NON-INTEREST INCOME
(In thousands)

                                          Three months ended March 31
                                             2002             2001
                                          -----------      -----------
Service charges on deposit accounts        $    629          $    372
Trust fee income                                247               193
Gain on sale of securities                       --               441
Other                                         1,320               248
                                           --------          --------
Total non-interest income                  $  2,196          $  1,254
                                           ========          ========

NON-INTEREST EXPENSE

Non-interest expense for the first quarter of 2002 increased $686,000 or 9.0% compared to the first quarter of 2001. Salaries and employee benefits increased by $105,000 or 2.5% which accounts for 15.3% of the increase in non-interest expense.

Net occupancy expense increased by $120,000 or 10.4% mainly related to an additional location in the Dallas/ Fort Worth area for operations and the BankDirect call center.

Advertising expense decreased $21,000 or 20.8%. Legal and professional increased $366,000 or 115.1%, mainly related to legal expenses incurred with the Bank's non-performing loans and leases.

--------------------------------------------------------------------------------
TABLE 3 -NON-INTEREST EXPENSE
(In thousands)

                                           Three months ended March 31
                                              2002              2001
                                           ----------         --------
Salaries and employee benefits               $  4,333         $  4,228
Net occupancy expense                           1,277            1,157
Advertising                                        80              101
Legal and professional                            684              318
Communications and data processing                722              733
Franchise taxes                                    14               28
Other                                           1,231            1,090
                                             --------         --------
Total non-interest expense                   $  8,341         $  7,655
                                             ========         ========

INCOME TAXES

The Company is utilizing net operating loss carryforwards for the first quarter of 2002, but has expensed $520,000 of current tax expense based on the expected effective rate for 2002.

ASSESSMENT OF FINANCIAL CONDITION

The aggregate loan portfolio at March 31, 2002 decreased $28.5 million from December 31, 2001 to $875.4 million. Commercial loans increased $20.7 million while real estate and construction loans decreased $11.3 million and $9.9 million, respectively. Loans held for sale decreased $19.8 million.

--------------------------------------------------------------------------------
TABLE 4 - LOANS
(In thousands)

                                              March 31,    December 31,
                                                2002           2001
                                             ----------    -----------
Commercial                                   $  423,047     $  402,302
Construction                                    170,182        180,115
Real estate                                     206,838        218,192
Consumer                                         21,656         25,054
Leases receivable                                29,714         34,552
Loans held for sale                              24,000         43,764
                                             ----------     ----------
Total                                        $  875,437     $  903,979
                                             ==========     ==========

SUMMARY OF LOAN LOSS EXPERIENCE

The reserve for loans losses, which is available to absorb losses inherent in the loan portfolio, totaled $12.8 million at March 31, 2002, $12.6 million at December 31, 2001 and $9.7 million at March 31, 2001. This represents 1.46%, 1.39% and 1.35% of total loans at March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management's assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $1.2 million for the quarter ended March 31, 2002 and $830,000 for the same quarter in 2001. These provisions were made to reflect management's assessment of the risk of loan losses specifically including risk associated with the continued rapid growth in the loan portfolio and the unseasoned nature of the current portfolio.

The reserve for loan losses is comprised of specific reserves assigned to classified loans and general reserves. We continuously evaluate our reserve for loan losses to maintain an adequate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of specific reserves include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All loans rated substandard or worse and greater than $100,000 are specifically reviewed and a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans greater than $50,000. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate that portion of the required reserve assigned to unfunded loan commitments.

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

--------------------------------------------------------------------------------
TABLE 5 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)

                                                              Three months       Three months       Year ended
                                                             ended March 31,    ended March 31,    December 31,
                                                                  2002               2001              2001
                                                             ---------------    ---------------    ------------
Beginning balance                                               $  12,598          $   8,910          $   8,910
Loans charged-off:
    Commercial                                                      1,000                 --              1,418
    Leases                                                             --                 --                656
Total                                                               1,000                 --              2,074
Recoveries:
    Consumer                                                            1                 --                 --
Provision for loan losses                                           1,171                830              5,762
                                                                ---------          ---------          ---------
Ending balance                                                  $  12,770          $   9,740          $  12,598
                                                                =========          =========          =========

Reserve for loan losses to loans outstanding at
   end of period                                                     1.46%              1.35%              1.39%
Net charge-offs to average loans                                      .11%                --                .26%
Provision for loan losses to average loans                            .13%               .13%               .73%
Recoveries to gross charge-offs                                       .10%                --                 --
Reserve as a multiple of net charge-offs                            12.8x                 --               6.1x

Non-performing and renegotiated loans:
    Loans past due (90 days)                                    $   5,312          $     619          $     384
    Non-accrual                                                     4,750                635              6,032
    Renegotiated                                                       --                 --              5,013
                                                                ---------          ---------          ---------
Total                                                           $  10,062          $   1,254          $  11,429
                                                                =========          =========          =========

Reserve as a percent of non-performing and
   renegotiated loans                                              126.91%            776.71%            110.23%

NON-PERFORMING ASSETS

The Company has non-performing loans and leases of $4,750,000 at March 31, 2002 and non-performing loans and leases of $6,032,000 at December 31, 2001.

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

INTEREST RATE RISK MANAGEMENT

The Company performs a sensitivity analysis to identify interest rate risk exposure on net interest revenue. Currently, gap analysis is used to estimate the effect of changes in interest rates over the next 12 months based on three interest rate scenarios. These are a "most likely" rate scenario and two "shock test" scenarios. The first scenario assumes a sustained parallel 200 basis point increase and the second a sustained parallel 200 basis point decrease in interest rates. As short-term rates fell below 2.0% by the end of 2001, we could not shock rates 200 basis points as the results would be negative rates. Therefore, we are using 150 basis points until short-term rates rise above 2.0%.

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

--------------------------------------------------------------------------------
TABLE 6 - INTEREST RATE SENSITIVITY
(In thousands)

                                                             Anticipated Impact Over the Next Twelve Months
                                                                  as Compared to Most Likely Scenario
                                                             ----------------------------------------------
                                                             150 bp Increase                150 bp Decrease
                                                                March 2002                     March 2002
                                                             ---------------                ---------------
Change in net interest income                                     $ 3,594                      $ (4,917)

The estimated changes in net interest rates on net interest income are within guidelines established by the Board of Directors for all interest rate scenarios.

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

--------------------------------------------------------------------------------
TABLE 7 - CAPITAL RATIOS

                                                                   March 31,        March 31,
                                                                     2002             2001
                                                                   ---------        ---------
Risk-based capital:
   Tier 1 capital                                                     11.1%             9.9%
   Total capital                                                      12.4%            11.0%
Leverage                                                               9.4%             9.5%

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

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands except share data)


                                                            Three months ended March 31
                                                                2002           2001
                                                             ----------     ----------

INTEREST INCOME
Interest and fees on loans                                   $   12,501     $   14,625
Securities                                                        2,889          3,020
Federal funds sold                                                   89            362
Deposits in other banks                                               1              4
                                                             ----------     ----------
Total interest income                                            15,480         18,011
INTEREST EXPENSE
Deposits                                                          4,907          9,743
Federal funds purchased                                             375            456
Other borrowings                                                    804             44
                                                             ----------     ----------
Total interest expense                                            6,086         10,243
                                                             ----------     ----------
NET INTEREST INCOME                                               9,394          7,768
PROVISION FOR LOAN LOSSES                                         1,171            830
                                                             ----------     ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               8,223          6,938
NON-INTEREST INCOME
Service charges on deposit accounts                                 629            372
Trust fee income                                                    247            193
Gain on sale of securities                                           --            441
Other                                                             1,320            248
                                                             ----------     ----------
Total non-interest income                                         2,196          1,254
NON-INTEREST EXPENSE
Salaries and employee benefits                                    4,333          4,228
Net occupancy expense                                             1,277          1,157
Advertising                                                          80            101
Legal and professional                                              684            318
Communications and data processing                                  722            733
Franchise taxes                                                      14             28
Other                                                             1,231          1,090
                                                             ----------     ----------
Total non-interest expense                                        8,341          7,655
                                                             ----------     ----------
INCOME BEFORE INCOME TAXES                                        2,078            537
Income tax expense                                                  520             --
                                                             ----------     ----------
NET INCOME                                                   $    1,558     $      537
                                                             ==========     ==========
EARNINGS PER SHARE:
Basic                                                        $      .14     $      .06
Diluted                                                      $      .13     $      .06

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands except share data)

                                                                                         March 31,       December 31,
                                                                                           2002              2001
                                                                                       ------------      ------------

ASSETS
Cash and due from banks                                                                $     31,407      $     44,260
Federal funds sold                                                                           60,360            12,360
Securities, available for sale                                                              266,163           206,365
Loans, net                                                                                  833,832           841,907
Loans held for sale                                                                          24,000            43,764
Premises and equipment, net                                                                   4,612             4,950
Accrued interest receivable and other assets                                                 10,584             9,677
Goodwill, net                                                                                 1,496             1,496
                                                                                       ------------      ------------
Total assets                                                                           $  1,232,454      $  1,164,779
                                                                                       ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits:
     Non-interest bearing                                                              $    141,762      $    136,266
     Interest bearing                                                                       794,999           749,811
                                                                                       ------------      ------------
   Total deposits                                                                           936,761           886,077

Accrued interest payable                                                                      2,290             2,848
Other liabilities                                                                             3,305             5,897
Federal funds purchased                                                                      85,369            76,699
Other borrowings                                                                             92,704            86,899
                                                                                       ------------      ------------
Total liabilities                                                                         1,120,429         1,058,420
Shareholders' equity:
   Convertible preferred stock, non-voting, $.01 par value, 6%:
     Authorized shares - 2,500,000
     Issued shares - 1,057,142 and 753,301 at March 31, 2002 and
       December 31, 2001, respectively                                                           11                 8
   Common stock, $.01 par value:
     Authorized shares - 20,000,000
     Issued shares - 9,215,123 and 9,200,155 at March 31, 2002 and
       December 31, 2001, respectively                                                           92                92
   Series A-1 Non-voting common stock, $.01 par value:
     Issued shares - 355,728 and 370,696 at March 31, 2002 and
       December 31, 2001, respectively                                                            4                 4
   Additional paid-in capital                                                               132,462           127,473
   Accumulated deficit                                                                      (19,132)          (20,690)
   Treasury stock (shares at cost: 42,137 and 43,758 at March 31, 2002
     and December 31, 2001, respectively)                                                      (573)             (594)
   Deferred compensation                                                                        573               573
   Accumulated other comprehensive income (loss)                                             (1,412)             (507)
                                                                                       ------------      ------------
Total shareholders' equity                                                                  112,025           106,359
                                                                                       ------------      ------------
Total liabilities and shareholders' equity                                             $  1,232,454      $  1,164,779
                                                                                       ============      ============

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED
(In thousands, except share data)




                                                                                                   Series A-1
                                          Convertible                                              Non-voting
                                        Preferred Stock              Common Stock                 Common Stock          Additional
                                    -----------------------     -----------------------    -------------------------     Paid-in
                                     Shares        Amount         Shares       Amount         Shares        Amount       Capital
                                    ---------    ----------     ---------    ----------    ----------     ----------    ----------
Balance at December 31, 2000               --    $       --     9,151,797    $       92       406,128     $        4    $  113,971
Comprehensive income (loss):
   Net income                              --            --            --            --            --             --            --
   Change in unrealized income
     on available-for-sale
     securities                            --            --            --            --            --             --            --
Total comprehensive income
   (loss)
Purchase of treasury stock                 --            --            --            --            --             --            --
Sale of treasury stock                     --            --            --            --            --             --            27
                                   ----------    ----------    ----------    ----------    ----------     ----------    ----------
Balance at March 31, 2001                  --    $       --     9,151,797    $       92       406,128     $        4    $  113,998
                                   ==========    ==========    ==========    ==========    ==========     ==========    ==========

Balance at December 31, 2001          753,301    $        8     9,200,155    $       92       370,696     $        4    $  127,473
Comprehensive income (loss):
   Net income                              --            --            --            --            --             --            --
   Change in unrealized income
     (loss) on
     available-for-sale
     securities, net of taxes
     of $488                               --            --            --            --            --             --            --
Total comprehensive income
   (loss)
Sale of convertible preferred
   stock                              303,841             3            --            --            --             --         5,247
Preferred dividend accrued                 --            --            --            --            --             --          (261)
Transfers                                  --            --        14,968            --       (14,968)            --            --
Purchase of treasury stock                 --            --            --            --            --             --            --
Sale of treasury stock                     --            --            --            --            --             --             3
                                   ----------    ----------    ----------    ----------    ----------     ----------    ----------
Balance at March 31, 2002           1,057,142    $       11     9,215,123    $       92       355,728     $        4    $  132,462
                                   ==========    ==========    ==========    ==========    ==========     ==========    ==========


                                                                                                  Accumulated
                                                                                                    Other
                                                                                                   Compre-
                                                             Treasury Stock                        hensive
                                        Accumulated      -----------------------     Deferred       Income
                                          Deficit         Shares        Amount     Compensation     (Loss)          Total
                                        ----------       ---------    ----------   ------------   ------------   ----------
Balance at December 31, 2000            $  (26,534)      (110,414)    $   (1,427)    $      573    $     (482)    $   86,197
Comprehensive income (loss):
   Net income                                  537             --             --             --            --            537
   Change in unrealized income
     on available-for-sale
     securities                                 --             --             --             --         1,721          1,721
                                                                                                                  ----------
Total comprehensive income
   (loss)                                                                                                              2,258
Purchase of treasury stock                      --         (7,000)           (89)            --            --            (89)
Sale of treasury stock                          --         14,500            183             --            --            210
                                        ----------      ---------     ----------     ----------    ----------     ----------
Balance at March 31, 2001               $  (25,997)      (102,914)    $   (1,333)    $      573    $    1,239     $   88,576
                                        ==========      =========     ==========     ==========    ==========     ==========

Balance at December 31, 2001            $  (20,690)       (43,758)    $     (594)    $      573    $     (507)    $  106,359
Comprehensive income (loss):
   Net income                                1,558             --             --             --            --          1,558
   Change in unrealized income
     (loss) on
     available-for-sale
     securities, net of taxes
     of $488                                    --             --             --             --          (905)          (905)
                                                                                                                  ----------
Total comprehensive income
   (loss)                                                                                                                653
Sale of convertible preferred
   stock                                        --             --             --             --            --          5,250
Preferred dividend accrued                      --             --             --             --            --           (261)
Transfers                                       --             --             --             --            --             --
Purchase of treasury stock                      --           (586)            (8)            --            --             (8)
Sale of treasury stock                          --          2,207             29             --            --             32
                                        ----------      ---------     ----------     ----------    ----------     ----------
Balance at March 31, 2002               $  (19,132)       (42,137)    $     (573)    $      573    $   (1,412)    $  112,025
                                        ==========      =========     ==========     ==========    ==========     ==========

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

                                                                           Three months ended March 31
                                                                             2002               2001
                                                                           --------           --------
OPERATING ACTIVITIES
Net income                                                                 $  1,558           $    537
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
   Provision for loan losses                                                  1,171                830
   Depreciation and amortization                                                461                462
   (Gain) loss on sale of securities                                             --               (441)
   Amortization and accretion on securities                                     327                (70)
   Changes in operating assets and liabilities:
     Accrued interest receivable and other assets                              (419)               993
     Accrued interest payable and other liabilities                          (3,411)            (1,085)
                                                                           --------           --------
Net cash provided by (used in) operating activities                            (313)             1,226
                                                                           --------           --------
INVESTING ACTIVITIES
Purchases of available-for-sale securities                                  (80,534)           (26,749)
Proceeds from sales of available-for-sale securities                             --             28,828
Proceeds from maturities and calls on securities                              1,400             34,780
Principal payments received on securities                                    17,616              5,347
Net (increase) decrease in loans                                             26,668            (88,519)
Purchase of premises and equipment, net                                        (123)              (158)
                                                                           --------           --------
Net cash used in investing activities                                       (34,973)           (46,471)
                                                                           --------           --------
FINANCING ACTIVITIES
Net increase (decrease) in checking, money market and savings
   accounts                                                                 (25,573)               748
Net increase (decrease) in certificates of deposit                           76,257            (32,024)
Sale of preferred stock                                                       5,250                 --
Net borrowings (repayments) from FHLB                                         5,805             36,941
Net other borrowings                                                             --               (681)
Federal funds purchased                                                       8,670             23,490
Sale of treasury stock, net                                                      24                121
                                                                           --------           --------
Net cash provided by financing activities                                    70,433             28,595
                                                                           --------           --------
Net increase (decrease) in cash and cash equivalents                         35,147            (16,650)
Cash and cash equivalents at beginning of period                             56,620             60,291
                                                                           --------           --------
Cash and cash equivalents at end of period                                 $ 91,767           $ 43,641
                                                                           ========           ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                $  6,644           $ 10,912
                                                                           ========           ========

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

(2) EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share data):

                                                                          Three months ended March 31
                                                                           2002                  2001
                                                                       -----------           -----------
Numerator:
    Net income                                                         $     1,558           $       537
    Preferred stock dividends                                                 (261)                   --
                                                                       -----------           -----------
Numerator for basic earnings per share-income available to
    common shareholders                                                      1,297                   537
Effect of dilutive securities:
    Preferred stock dividends(2)                                                --                    --
                                                                       -----------           -----------
Numerator for dilutive earnings per share-income available to
    common shareholders after assumed conversion                       $     1,297           $       537
                                                                       ===========           ===========

Denominator:
    Denominator for basic earnings per share-weighted average
       shares                                                            9,527,057             9,450,567
    Effect of dilutive securities:
       Employee stock options(1)                                           101,649                86,457
       Convertible preferred stock(2)                                           --                    --
                                                                       -----------           -----------
Dilutive potential common shares                                           101,649                86,457
                                                                       -----------           -----------
Denominator for dilutive earnings per share-adjusted weighted
    average shares and assumed conversions                               9,628,706             9,537,024
                                                                       ===========           ===========

Basic earnings per share                                               $       .14           $       .06
Diluted earnings per share                                             $       .13           $       .06

(1) Excludes employee stock options with exercise price greater than current market price.

(2) Effects of convertible preferred stock are anti-dilutive and are not included.

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

TRADITIONAL BANKING
(In thousands)

                                   Three months ended March 31
                                     2002                2001
                                   ------               ------
Net interest income                $9,019               $7,863
Provision for loan losses           1,171                  830
Non-interest income                 2,154                1,137
Non-interest expense                7,689                6,421
                                   ------               ------
Net income                         $2,313               $1,749
                                   ======               ======

BANKDIRECT
(In thousands)

                                    Three months ended March 31
                                     2002                 2001
                                    -----                -----
Net interest income (loss)          $ 375                $ (95)
Provision for loan losses              --                   --
Non-interest income                    42                  117
Non-interest expense                  518                  961
                                    -----                -----
Net loss                            $(101)               $(939)
                                    =====                =====

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2002 is as follows (in thousands):

                                              Net         Provision          Non-            Non-
                                           Interest       for Loan         interest        interest
                                            Income         Losses           Income         Expense
                                           --------       ---------        --------        --------
Total reportable lines of business          $9,394          $1,171          $2,196          $8,207
Unallocated items:
   Holding company                              --              --              --             134
                                            ------          ------          ------          ------

The Company consolidated                    $9,394          $1,171          $2,196          $8,341
                                            ======          ======          ======          ======

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2001 is as follows (in thousands):

                                              Net         Provision          Non-           Non-
                                           Interest       for Loan         interest        interest
                                            Income         Losses           Income         Expense
                                           --------       ---------        --------        --------
Total reportable lines of business          $7,768          $  830          $1,254          $7,382

Unallocated items:
   Holding company                              --              --              --             273
                                            ------          ------          ------          ------

The Company consolidated                    $7,768          $  830          $1,254          $7,655
                                            ======          ======          ======          ======

(4) NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

The Company has tested goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first of the required impairment test of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002 and no impairment was noted.

For disclosure purposes, the prior year results shown below have been adjusted to reflect the impact the change in accounting would have.

                                                  Three months ended March 31
                                                   2002               2001
                                                 ---------          ---------
Net income:
   As reported                                   $   1,558          $     537
   Amortization expense                                 --                125
                                                 ---------          ---------
Net income without amortization expense          $   1,558          $     662
                                                 =========          =========

Basic income per share:
   As reported                                   $     .14          $     .06
   Excluding amortization expense                      .14                .07

Diluted income per share:
   As reported                                   $     .13          $     .06
   Excluding amortization expense                      .13                .07

--------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands except share data)

                                                 For the three months ended                     For the three months ended
                                                        March 31, 2002                                  March 31, 2001
                                              Average      Revenue/        Yield/          Average          Revenue/       Yield/
                                              Balance     Expense(1)        Rate           Balance         Expense(1)       Rate
                                            ----------    ----------     ----------       ----------       ----------    ----------
ASSETS
Taxable securities                          $  214,281    $    2,889           5.47%      $  186,041       $    3,020          6.58%
Federal funds sold                              21,291            89           1.70%          26,410              362          5.56%
Deposits in other banks                            171             1           2.37%             483                4          3.36%
Loans(1)                                       884,795        12,501           5.73%         658,472           14,625          9.01%
   Less reserve for loan losses                 12,928            --             --            9,212               --            --
                                            ----------    ----------     ----------       ----------       ----------    ----------
Loans, net of reserve                          871,867        12,501           5.81%         649,260           14,625          9.14%
                                            ----------    ----------     ----------       ----------       ----------    ----------
Total earning assets                         1,107,610        15,480           5.67%         862,194           18,011          8.47%
Cash and other assets                           87,044                                        40,164
                                            ----------                                    ----------
Total assets                                $1,194,654                                    $  902,358
                                            ==========                                    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Transaction deposits                        $   48,658    $      125           1.04%      $   33,767       $      215          2.58%
Savings deposits                               342,460         1,519           1.80%         377,081            4,914          5.29%
Time deposits                                  368,359         3,263           3.59%         284,913            4,614          6.57%
                                            ----------    ----------     ----------       ----------       ----------    ----------
Total interest-bearing deposits                759,477         4,907           2.62%         695,761            9,743          5.68%
Other borrowings                               185,263         1,179           2.58%          35,303              500          5.74%
                                            ----------    ----------     ----------       ----------       ----------    ----------
Total interest-bearing liabilities             944,740         6,086           2.61%         731,064           10,243          5.68%
Demand deposits                                130,552                                        75,178
Other liabilities                                7,464                                         8,363
Shareholders' equity                           111,898                                        87,753
                                            ----------                                    ----------
Total liabilities and shareholders'
   equity                                   $1,194,654                                    $  902,358
                                            ==========                                    ==========

Net interest income                                       $    9,394                                       $    7,768
Net interest income to earning assets                                          3.44%                                           3.65%
                                                                         ----------                                      ----------
Provision for loan losses                                      1,171                                              830
Non-interest income                                            2,196                                            1,254
Non-interest expense                                           8,341                                            7,655
                                                          ----------                                       ----------
INCOME BEFORE TAXES                                            2,078                                              537
Federal income tax                                               520                                               --
                                                          ----------                                       ----------
NET INCOME                                                $    1,558                                       $      537
                                                          ==========                                       ==========
EARNINGS PER SHARE:
   NET INCOME
   Basic                                                  $      .14                                       $      .06
   Diluted                                                $      .13                                       $      .06
Return on average equity                                        5.65%                                            2.48%
Return on average assets                                         .53%                                             .24%
Equity to assets                                                9.37%                                            9.72%


(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

REPORTS ON FORM 8-K

The Company filed an 8-K during the period ending March 31, 2002 in connection with a letter transmitted to each shareholder of the Company on March 21, 2002 regarding the ongoing development of the Company's business.


SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TEXAS CAPITAL BANCSHARES, INC.
                                          --------------------------------------
                                          (Registrant)





Date:   May 13, 2002                      /s/ Gregory B. Hultgren
                                          --------------------------------------
                                          Gregory B. Hultgren
                                          Chief Financial Officer