Form 10-Q
period 2002-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2002-08-14
CIK 1077428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2002

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as August 9, 2002, as adjusted for the one-for-one stock dividend, which was declared on July 30, 2002:

           Common Stock:
              Voting                         18,450,486
              Nonvoting                         697,166

                         Texas Capital Bancshares, Inc.
                                    Form 10-Q
                           Quarter Ended June 30, 2002

                                      Index

Part I. Financial Information
     Item 1.  Financial Statements                                                                          3

     Consolidated Statements of Operations                                                                  3
     Consolidated Balance Sheets                                                                            4
     Consolidated Statements of Changes in Stockholders' Equity                                             5
     Consolidated Statements of Cash Flows                                                                  6
     Notes to Consolidated Financial Statements - Unaudited                                                 7
     Financial Summaries - Unaudited                                                                       11

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results                      13
              of Operations
     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                   22

Part II. Other Information
     Item 1.  Legal Proceedings                                                                            24
     Item 2.  Changes in Securities                                                                        24
     Item 3.  Defaults upon Senior Securities                                                              24
     Item 4.  Submission of Matters to a Vote of Security Holders                                          24
     Item 5.  Other Information                                                                            25
     Item 6.  Exhibits and Reports on Form 8-K                                                             25

Signatures                                                                                                 27

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share data)

                                                   Three Months Ended          Six Months Ended
                                                        June 30                    June 30
                                                   2002          2001         2002          2001
                                                 --------      --------     --------    ----------
                                                       (Unaudited)                      (Unaudited)
INTEREST INCOME
Interest and fees on loans                       $ 12,825      $ 15,069     $ 25,326      $ 29,694
Securities                                          3,616         2,520        6,505         5,540
Federal funds sold                                     90            84          179           446
Deposits in other banks                                 2             5            3             9
                                                 --------      --------     --------    ----------
Total interest income                              16,533        17,678       32,013        35,689
INTEREST EXPENSE
Deposits                                            5,126         8,481       10,033        18,224
Federal funds purchased                               368            --          743            --
Other borrowings                                      825           935        1,629         1,435
                                                 --------      --------     --------    ----------
Total interest expense                              6,319         9,416       12,405        19,659
                                                 --------      --------     --------    ----------
NET INTEREST INCOME                                10,214         8,262       19,608        16,030
PROVISION FOR LOAN LOSSES                             808         1,292        1,979         2,122
                                                 --------      --------     --------    ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
   LOSSES                                           9,406         6,970       17,629        13,908
NON-INTEREST INCOME
Service charges on deposit accounts                   716           429        1,345           801
Trust fee income                                      245           211          492           404
Gain on sale of securities                             --           540           --           981
Cash processing fees                                   --            --          993            --
Other                                                 499           281          826           529
                                                 --------      --------     --------    ----------
Total non-interest income                           1,460         1,461        3,656         2,715
NON-INTEREST EXPENSE
Salaries and employee benefits                      3,996         3,763        8,329         7,991
Net occupancy expense                               1,276         1,143        2,553         2,300
Advertising and affinity payments                     482            77          562           178
Legal and professional                                767           509        1,451           827
Communications and data processing                    678           712        1,400         1,445
Franchise taxes                                        33            38           47            66
Other                                               1,207         1,023        2,438         2,113
                                                 --------      --------     --------    ----------
Total non-interest expense                          8,439         7,265       16,780        14,920
                                                 --------      --------     --------    ----------

INCOME BEFORE INCOME TAXES                          2,427         1,166        4,505         1,703
Income tax expense                                    608            --        1,128            --
                                                 --------      --------     --------    ----------
NET INCOME                                          1,819         1,166        3,377         1,703

Preferred stock dividends                            (276)           --         (537)           --
                                                 --------      --------     --------    ----------
INCOME AVAILABLE TO COMMON STOCKHOLDERS
                                                 $  1,543      $  1,166     $  2,840      $  1,703
                                                 ========      ========     ========    ==========

EARNINGS PER SHARE:
Basic                                            $    .08      $    .06     $    .15      $    .09
Diluted                                          $    .08      $    .06     $    .15      $    .09

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

                                                                                    June 30,        December 31,
                                                                                      2002              2001
                                                                                   -----------      ------------
ASSETS
Cash and due from banks                                                            $    45,039      $    44,260
Federal funds sold                                                                       1,320           12,360
Securities available for sale                                                          270,085          206,365
Loans, net                                                                             890,539          841,907
Loans held for sale                                                                     37,826           43,764
Premises and equipment, net                                                              4,434            4,950
Accrued interest receivable and other assets                                            10,035            9,677
Goodwill, net                                                                            1,496            1,496
                                                                                   -----------      -----------
Total assets                                                                       $ 1,260,774      $ 1,164,779
                                                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Non-interest bearing                                                          $   159,503      $   136,266
     Interest bearing                                                                  820,794          749,811
                                                                                   -----------      -----------
   Total deposits                                                                      980,297          886,077

Accrued interest payable                                                                 3,042            2,848
Other liabilities                                                                        4,863            5,897
Federal funds purchased                                                                 52,087           76,699
Other borrowings                                                                       102,442           86,899
                                                                                   -----------      -----------
Total liabilities                                                                    1,142,731        1,058,420

Stockholders' equity:
   Convertible preferred stock, non-voting, $.01 par value, 6%:
     Authorized shares - 10,000,000
     Issued shares - 1,057,142 and 753,301 at June 30, 2002
       and December 31, 2001, respectively                                                  11                8
   Common stock, $.01 par value:
     Authorized shares - 100,000,000
     Issued shares - 18,461,046 and 18,400,310 at June 30, 2002 and
       December 31, 2001, respectively                                                     184              184
   Series A-1 Nonvoting common stock, $.01 par value:
     Issued shares - 697,166 and 741,392 at June 30, 2002 and December
       31, 2001, respectively                                                                7                7
   Additional paid-in capital                                                          132,195          127,378
   Accumulated deficit                                                                 (17,313)         (20,690)
   Treasury stock (shares at cost: 94,834 and 87,516 at June 30, 2002
     and December 31, 2001, respectively)                                                 (650)            (594)
   Deferred compensation                                                                   573              573
   Accumulated other comprehensive income (loss)                                         3,036             (507)
                                                                                   -----------      -----------
Total stockholders' equity                                                             118,043          106,359
                                                                                   -----------      -----------
Total liabilities and stockholders' equity                                         $ 1,260,774      $ 1,164,779
                                                                                   ===========      ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                                                                              Series A-1
                                             Convertible                                      Non-voting
                                           Preferred Stock           Common Stock            Common Stock         Additional
                                        ---------------------  -----------------------  -----------------------     Paid-in
                                          Shares     Amount      Shares       Amount      Shares       Amount       Capital
                                        ---------- ----------  ----------   ----------  ----------   ----------   ----------
Balance at December 31, 2000                    -- $       --  18,303,594   $      183     812,256   $        8   $  113,876
Comprehensive income:
   Net income                                   --         --          --           --          --           --           --
   Change in unrealized gain
     (loss) on available-for-sale
     securities, net reclassification
     amount of $1,902                           --         --          --           --          --           --           --
Total comprehensive income
Sale of convertible preferred stock        753,301          8                                                         13,175
Sale of common stock                            --         --      25,852           --          --           --          159
Preferred dividends payable                     --         --          --           --          --           --          (26)
Transfers                                       --         --      70,864            1     (70,864)          (1)          --
Purchase of treasury stock                      --         --          --           --          --           --           --
Sale of treasury stock                          --         --          --           --          --           --          194
                                        ---------- ----------  ----------   ----------  ----------   ----------   ----------
Balance at December 31, 2001               753,301 $        8  18,400,310   $      184     741,392   $        7   $  127,378
Comprehensive income:
   Net income                                   --         --          --           --          --           --           --
   Change in unrealized gain
     (loss) on available-for-sale
     securities, net of tax of $1,908           --         --          --           --          --           --           --
Total comprehensive income
Sale of convertible preferred stock        303,841          3          --           --          --           --        5,247
Sale of common stock                            --         --      16,510           --          --           --          104
Preferred dividends                             --         --          --           --          --           --         (537)
Transfers                                       --         --      44,226           --     (44,226)          --           --
Purchase of treasury stock                      --         --          --           --          --           --           --
Sale of treasury stock                          --         --          --           --          --           --            3
                                        ---------- ----------  ----------   ----------  ----------   ----------   ----------
Balance at June 30, 2002                 1,057,142 $       11  18,461,046   $      184     697,166   $        7   $  132,195
                                        ========== ==========  ==========   ==========  ==========   ==========   ==========

                                                                                                  Accumulated
                                                            Treasury Stock                           Other
                                       Accumulated     ------------------------      Deferred    Comprehensive
                                         Deficit         Shares         Amount     Compensation   Income (Loss)     Total
                                       -----------     ---------      ---------    ------------  --------------   ---------
Balance at December 31, 2000            $ (26,534)      (220,828)     $  (1,427)     $     573     $    (482)     $  86,197
Comprehensive income:
   Net income                               5,844             --             --             --            --          5,844
   Change in unrealized gain
     (loss) on available-for-sale
     securities, net
     reclassification amount of
     $1,902                                    --             --             --             --           (25)           (25)
                                                                                                                  ---------
Total comprehensive income                                                                                            5,819
Sale of convertible preferred stock                                                                                  13,183
Sale of common stock                           --             --             --             --            --            159
Preferred dividends payable                    --             --             --             --            --            (26)
Transfers                                      --             --             --             --            --             --
Purchase of treasury stock                     --        (70,670)          (452)            --            --           (452)
Sale of treasury stock                         --        203,982          1,285             --            --          1,479
                                        ---------      ---------      ---------      ---------     ---------      ---------
Balance at December 31, 2001            $ (20,690)       (87,516)     $    (594)     $     573     $    (507)     $ 106,359
Comprehensive income:
   Net income                               3,377             --             --             --            --          3,377
   Change in unrealized gain
     (loss) on available-for-sale
     securities, net of tax of $1,908          --             --             --             --         3,543          3,543
                                                                                                                  ---------
Total comprehensive income                                                                                            6,920
Sale of convertible preferred stock            --             --             --             --            --          5,250
Sale of common stock                           --             --             --             --            --            104
Preferred dividends                            --             --             --             --            --           (537)
Transfers                                      --             --             --             --            --             --
Purchase of treasury stock                     --        (11,732)           (85)            --            --            (85)
Sale of treasury stock                         --          4,414             29             --            --             32
                                                       ---------      ---------      ---------     ---------      ---------
Balance at June 30, 2002                $ (17,313)       (94,834)     $    (650)     $     573     $   3,036      $ 118,043
                                        =========      =========      =========      =========     =========      =========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                          Six Months Ended June 30
                                                                            2002           2001
                                                                          ---------     ----------
                                                                                        (Unaudited)
OPERATING ACTIVITIES
Net income                                                                $   3,377      $   1,703
Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
   Provision for loan losses                                                  1,979          2,122
   Depreciation and amortization                                                887            937
   Gain on sale of securities                                                    --           (981)
   Amortization and accretion on securities                                     699              7
   Originations of loans held for sale                                     (421,442)      (201,380)
   Proceeds from sales of loans held for sale                               427,380        183,743
   Changes in operating assets and liabilities:
     Accrued interest receivable and other assets                              (242)        (1,771)
     Accrued interest payable and other liabilities                          (2,722)           274
                                                                          ---------     ----------
Net cash provided by (used in) operating activities                           9,916        (15,346)
INVESTING ACTIVITIES
Purchases of available-for-sale securities                                  (91,439)      (121,871)
Proceeds from sale of available-for-sale securities                              --         79,233
Proceeds from maturities and sales of securities                              2,900         67,780
Principal payments received on securities                                    29,628         23,035
Net increase in loans                                                       (50,932)      (165,344)
Purchase of premises and equipment, net                                        (223)          (234)
                                                                          ---------     ----------
Net cash used in investing activities                                      (110,066)      (117,401)
FINANCING ACTIVITIES
Net increase in checking, money market and savings accounts                   9,024         88,901
Net (decrease) increase in certificates of deposit                           85,196        (61,668)
Issuance of common stock                                                        104             81
Net other borrowings                                                         15,543         32,090
Federal funds purchased                                                     (24,612)        45,470
Sale of preferred stock                                                       5,250             --
(Purchase) sale of treasury stock, net                                          (53)           483
Dividends paid                                                                 (563)            --
                                                                          ---------     ----------
Net cash provided by financing activities                                    89,889        105,357
                                                                          ---------     ----------

Net decrease in cash and cash equivalents                                   (10,261)       (27,390)
Cash and cash equivalents at beginning of period                             56,620         60,291
                                                                          ---------     ----------
Cash and cash equivalents at end of period                                $  46,359      $  32,901
                                                                          =========     ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                               $  12,211      $  20,811
Non-cash transactions:
   Transfers from loans/leases to other repossessed assets                      173             --
   Transfers from loans/leases to premises and equipment                        148             --

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

Amounts and disclosures have been adjusted to reflect a one-for-one stock dividend which was declared on July 30, 2002, and which will be paid by September 16, 2002, pursuant to which each stockholder will receive one additional share of common stock for each common stock owned as of July 30, 2002.

The condensed consolidated statements of operations, changes in stockholders equity and cash flows for the six months ended June 30, 2002 and the condensed balance sheets as of December 31, 2001 and June 30, 2002 have been derived from our audited financial statements included in our Form S-3 filed with the Securities and Exchange Commission on August 9, 2002. The condensed consolidated interim statements of operations for the six months ended June 30, 2001 and the three month periods ended June 30, 2001 and 2002 and the condensed consolidated interim statements of changes in stockholders equity and cash flow for the six months ended June 30, 2001 have been prepared without audit. Certain information and footnote disclosures presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make interim financial information not misleading.


(2) EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share data):

                                                    Three Months Ended June 30         Six Months Ended June 30
                                                      2002              2001             2002              2001
                                                    -------           --------         -------           -------
Numerator:
   Net income (loss)                                $ 1,819           $ 1,166          $ 3,377           $ 1,703
   Preferred stock dividends                           (276)               --             (537)               --
                                                    -------           -------          -------           -------
   Numerator for basic earnings (loss) per
     share-income (loss) available to
     common stock-holders                             1,543             1,166            2,840             1,703
Effective of dilutive securities:
   Preferred stock dividends(2)                          --                --               --                --
                                                    -------           -------          -------           -------
   Numerator for dilutive earnings (loss)
     per share-income (loss) available to
     common stockholders and assumed
     conversion                                     $ 1,543           $ 1,166          $ 2,840           $ 1,703
                                                    =======           =======          =======           =======

Denominator:
   Denominator for basic earnings per
     share-weighted average shares                   19,133,205          18,918,084          19,135,782          18,909,656
   Effective of dilutive securities:
     Employee stock options(1)                          202,952             171,500             203,124             172,198
     Convertible preferred stock(2)                          --                  --                  --                  --
                                                     ----------          ----------          ----------          ----------
Dilutive potential common shares                        202,952             171,500             203,124             172,198
                                                     ----------          ----------          ----------          ----------
   Denominator for dilutive earnings per
     share-adjusted weighted average shares
     and assumed conversions                         19,336,157          19,089,584          19,338,906          19,081,854
                                                     ==========          ==========          ==========          ==========

Basic earnings (loss) per share                      $      .08          $      .06          $      .15          $      .09
Diluted earnings (loss) per share                    $      .08          $      .06          $      .15          $      .09

(1) Excludes employee stock options with exercise price equal to or greater than the current market price of $7.25.

(2) Effects of convertible preferred stock are anti-dilutive in 2002 and are not included.


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

TRADITIONAL BANKING
(In thousands)

                                  Three Months Ended June 30             Six Months Ended June 30
                                    2002               2001               2002               2001
                                 ----------         ----------         ----------         ----------
Net interest income              $    9,779         $    8,081         $   18,798         $   15,944
Provision for loan losses               808              1,292              1,979              2,122
Non-interest income                   1,429              1,375              3,583              2,512
Non-interest expense                  7,379              6,155             15,068             12,576
                                 ----------         ----------         ----------         ----------
Net income                       $    3,021         $    2,009         $    5,334         $    3,758
                                 ==========         ==========         ==========         ==========

Average assets                   $1,226,759         $  974,799         $1,210,787         $  938,770
Total assets                      1,260,258          1,106,685          1,260,258          1,106,685
Return on average assets                .99%               .83%              0.89%              0.81%

BANKDIRECT
(In thousands)

                              Three Months Ended June 30          Six Months Ended June 30
                               2002               2001              2002              2001
                              -------           --------          -------           -------
Net interest income           $   435           $   181           $   810           $    86
Non-interest income                31                86                73               203
Non-interest expense              771               834             1,289             1,795
                              -------           -------           -------           -------
Net loss                      $  (305)          $  (567)          $  (406)          $(1,506)
                              =======           =======           =======           =======

Reportable segments reconciliations to the Consolidated Financial Statements for the three month and six month periods ended June 30, 2002 are as follows (in thousands):

                                                            Three months ended June 30, 2002
                                          ---------------------------------------------------------------
                                          Net Interest     Provision for    Non-interest     Non-interest
                                             Income         Loan Losses        Income           Expense
                                          ------------     -------------    ------------     ------------
Total reportable lines of business          $10,214          $   808          $ 1,460          $ 8,150
Unallocated items:
   Holding company                               --               --               --              289
                                            -------          -------          -------          -------
The Company consolidated                    $10,214          $   808          $ 1,460          $ 8,439
                                            =======          =======          =======          =======

                                                           Six months ended June 30, 2002
                                          ---------------------------------------------------------------
                                          Net Interest     Provision for    Non-interest     Non-interest
                                             Income         Loan Losses        Income          Expense
                                          ------------     -------------    ------------     ------------
Total reportable lines of business          $19,608          $ 1,979          $ 3,656          $16,357
Unallocated items:
   Holding company                               --               --               --              423
                                            -------          -------          -------          -------
The Company consolidated                    $19,608          $ 1,979          $ 3,656          $16,780
                                            =======          =======          =======          =======

Reportable segments reconciliations to the Consolidated Financial Statements for the three month and six month periods ended June 30, 2001 are as follows (in thousands):

                                                         Three months ended June 30, 2001
                                         -------------------------------------------------------------
                                         Net Interest   Provision for    Non-interest     Non-interest
                                            Income       Loan Losses        Income           Expense
                                         ------------   -------------    ------------     ------------
Total reportable lines of business          $8,262          $1,292          $1,461          $6,989
Unallocated items:
   Holding company                              --              --              --             276
                                            ------          ------          ------          ------
The Company consolidated                    $8,262          $1,292          $1,461          $7,265
                                            ======          ======          ======          ======

                                                          Six months ended June 30, 2001
                                          ---------------------------------------------------------------
                                          Net Interest   Provision for     Non-interest      Non-interest
                                             Income       Loan Losses         Income           Expense
                                          ------------   -------------     ------------      ------------
Total reportable lines of business          $16,030          $ 2,122          $ 2,715          $14,371
Unallocated items:
   Holding company                               --               --               --              549
                                            -------          -------          -------          -------
The Company consolidated                    $16,030          $ 2,122          $ 2,715          $14,920
                                            =======          =======          =======          =======

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

For disclosure purposes, the prior year results shown below have been adjusted to reflect the impact the change in accounting would have.

                                                  Three months ended June 30            Six months ended June 30
                                                    2002               2001              2002               2001
                                                 ---------          ---------          ---------          ---------
Net income:
   As reported                                   $   1,819          $   1,166          $   3,377          $   1,703
   Amortization expense                                 --                 32                 --                 63
                                                 ---------          ---------          ---------          ---------
Net income without amortization expense          $   1,819          $   1,198          $   3,377          $   1,766
                                                 =========          =========          =========          =========

Basic income per share:
   As reported                                   $     .08          $     .06          $     .15          $     .09
   Excluding amortization expense                      .08                .06                .15                .09

Diluted income per share:
   As reported                                   $     .08          $     .06          $     .15          $     .09
   Excluding amortization expense                      .08                .06                .15                .09

QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share)

                                               For the three months ended                      For the three months ended
                                                       June 30, 2002                                   June 30, 2001
                                        ------------------------------------------      -----------------------------------------
                                          Average        Revenue/         Yield/         Average         Revenue/        Yield/
                                          Balance       Expense(1)         Rate          Balance        Expense(1)        Rate
                                        ----------      ----------      ----------      ----------      ----------     ----------
ASSETS
Taxable securities                      $  267,753      $    3,616            5.42%     $  161,779      $    2,520           6.25%
Federal funds sold                          20,413              90            1.77%          7,816              84           4.31%
Deposits in other banks                        151               2            5.31%            418               5           4.80%
Loans                                      897,388          12,825            5.73%        768,834          15,069           7.86%
   Less reserve for loan losses             12,910              --              --          10,239              --             --
                                        ----------      ----------      ----------      ----------      ----------     ----------
Loans, net of reserve                      884,478          12,825            5.82%        758,595          15,069           7.97%
                                        ----------      ----------      ----------      ----------      ----------     ----------
Total earning assets                     1,172,795          16,533            5.65%        928,608          17,678           7.64%
Cash and other assets                       53,764                                          46,203
                                        ----------                                      ----------
Total assets                            $1,226,559                                      $  974,811
                                        ==========                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Transaction deposits                    $   49,353      $      118             .96%     $   39,851      $      251           2.53%
Savings deposits                           327,184           1,582            1.94%        360,239           3,809           4.24%
Time deposits                              422,577           3,426            3.25%        296,618           4,421           5.98%
                                        ----------      ----------      ----------      ----------      ----------     ----------
Total interest bearing deposits            799,114           5,126            2.57%        696,708           8,481           4.88%
Other borrowings                           167,988           1,193            2.85%         83,576             935           4.49%
                                        ----------      ----------      ----------      ----------      ----------     ----------
Total interest bearing liabilities         967,102           6,319            2.62%        780,284           9,416           4.84%
Demand deposits                            138,598                                          98,695
Other liabilities                            6,563                                           7,842
Stockholders' equity                       114,296                                          87,990
                                        ----------                                      ----------
Total liabilities and stockholders'
   equity                               $1,226,559                                      $  974,811
                                        ==========                                      ==========

Net interest income                                     $   10,214                                      $    8,262
Net interest income to earning assets                                         3.49%                                          3.57%
                                                                        ----------                                     ----------
Provision for loan losses                                      808                                           1,292
Non-interest income                                          1,460                                           1,461
Non-interest expense                                         8,439                                           7,265
                                                        ----------                                      ----------
INCOME (LOSS) BEFORE TAXES                                   2,427                                           1,166
Federal and state income tax                                  (608)                                             --
                                                        ----------                                      ----------
NET INCOME (LOSS)                                       $    1,819                                      $    1,166
                                                        ==========                                      ==========
EARNINGS PER SHARE:
   NET INCOME (LOSS)
   Basic                                                $      .08                                      $      .06
   Diluted                                              $      .08                                      $      .06
Return on average equity                                      6.38%                                           5.32%
Return on average assets                                       .59%                                            .48%
Average equity to average assets                              9.32%                                           9.03%

(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share)

                                                   For the six months ended                    For the six months ended
                                                         June 30, 2002                               June 30, 2001
                                           ---------------------------------------      --------------------------------------
                                             Average        Revenue/      Yield/         Average       Revenue/       Yield/
                                             Balance       Expense(1)      Rate          Balance      Expense(1)       Rate
                                           -----------    ------------   ---------      ----------    -----------    ---------
ASSETS
Taxable securities                         $   241,165    $      6,505        5.44%     $  173,843    $     5,540         6.43%
Federal funds sold                              20,850             179        1.73%         17,062            446         5.27%
Deposits in other banks                            161               3        3.76%            450              9         4.03%
Loans                                          891,126          25,326        5.73%        713,958         29,694         8.39%
   Less reserve for loan losses                 12,919              --          --           9,728             --           --
                                           -----------    ------------   ---------      ----------    -----------    ---------
Loans, net of reserve                          878,207          25,326        5.82%        704,230         29,694         8.50%
                                           -----------    ------------   ---------      ----------    -----------    ---------
Total earning assets                         1,140,383          32,013        5.66%        895,585         35,689         8.04%
Cash and other assets                           70,312                                      43,200
                                           -----------                                  ----------
Total assets                               $ 1,210,695                                  $  938,785
                                           ===========                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Transaction deposits                       $    49,007    $        243        1.00%    $    36,826    $       466         2.55%
Savings deposits                               334,780           3,101        1.87%        368,613          8,723         4.77%
Time deposits                                  395,618           6,689        3.41%        290,798          9,035         6.27%
                                           -----------    ------------   ---------      ----------    -----------    ---------
Total interest bearing deposits                779,405          10,033        2.60%        696,237         18,224         5.28%
Other borrowings                               176,578           2,372        2.71%         59,573          1,435         4.86%
                                           -----------    ------------   ---------      ----------    -----------    ---------
Total interest bearing liabilities             955,983          12,405        2.62%        755,810         19,659         5.25%
Demand deposits                                134,597                                      87,001
Other liabilities                                7,012                                       8,102
Stockholders' equity                           113,103                                      87,872
                                           -----------                                  ----------
Total liabilities and stockholders'
   equity                                  $ 1,210,695                                  $  938,785
                                           ===========                                  ==========

Net interest income                                       $     19,608                                $    16,030
Net interest income to earning assets                                         3.47%                                       3.61%
                                                                         ---------                                   ---------
Provision for loan losses                                        1,979                                      2,122
Non-interest income                                              3,656                                      2,715
Non-interest expense                                            16,780                                     14,920
                                                          ------------                                -----------
INCOME (LOSS) BEFORE TAXES                                       4,505                                      1,703
Federal and state income tax                                    (1,128)                                        --
                                                          ------------                                -----------
NET INCOME (LOSS)                                         $      3,377                                $     1,703
                                                          ============                                ===========
EARNINGS PER SHARE:
   NET INCOME (LOSS)
   Basic                                                  $        .15                                $       .09
   Diluted                                                $        .15                                $       .09
Return on average equity                                          6.02%                                      3.91%
Return on average assets                                           .56%                                       .37%
Average equity to average assets                                  9.34%                                      9.36%

(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

ITEM 2. MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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


RESULTS OF OPERATIONS

SUMMARY OF PERFORMANCE

Texas Capital Bancshares, Inc. (the "Company") recorded net income of $1.8 million (net of $608,000 of income tax expense) or $.08 per diluted common share for the second quarter of 2002 compared to $1.2 million or $.06 per diluted common share for the second quarter of 2001. Return on average assets was .59% for the second quarter of 2002 compared to .48% for the second quarter of 2001. Returns on average equity were 6.38% and 5.32% for the second quarter of 2002 and 2001, respectively.

The increase in net income for the quarter ended June 30, 2002 over the same period of 2001 was primarily due to an increase in net interest income and a decrease in provision for loan losses, offset by an increase in non-interest expenses. Net interest income for the second quarter of 2002 increased by $1.9 million or 23.6% from $8.3 million to $10.2 million over the second quarter of 2001. The increase in net interest income was due to an increase in average earning assets of $244.2 million or 26.3%, which offset an eight basis point decrease in net interest margin.

Non-interest expense increased $1.2 million or 16.2% compared to the second quarter of 2001. This increase was partially due to an increase in salaries and employee benefits of $233,000 and an increase of $133,000 in occupancy expense related to the relocation of our operations center. Advertising expense increased $405,000 from $77,000 during the quarter ended June 30, 2001 to $482,000 during the quarter ended June 30, 2002, which included $218,000 of direct marketing and branding, including print ads for the traditional banking activities of our bank and $264,000 for the purchase of miles related to the American Airlines AAdvantage(R) program. In May 2000, BankDirect entered into the American Airlines AAdvantage(R) travel benefits program and began offering AAdvantage(R) awards to AAdvantage(R) members who opened and maintained accounts with BankDirect. We did not purchase any miles in 2001 because the miles that we were contractually required to purchase in 2000 were sufficient to cover our mile rewards to customers for 2001. Our legal and professional expenses increased $258,000 to $767,000 for the quarter ended June 30, 2002, mainly related to legal expenses incurred in connection with non-performing loans and leases.

NET INTEREST INCOME

Net interest income was $10.2 million for the second quarter of 2002 compared to $8.3 million for the second quarter of 2001. The increase was primarily due to an increase in average earning assets of $244.2 million as compared to the second quarter of 2001. The increase in average earning assets from the second quarter of 2001 included a $125.9 million increase in average loans which represented 75.4% of average earning assets for the quarter ended June 30, 2002 compared to 81.7% for the same period of 2001. The decrease reflected management's decision to tighten lending standards during the second half of 2001 pending clearer signs of improvement in the U.S. economy. Average interest bearing liabilities increased $186.8 million from the second quarter of 2001 which included a $102.4 million increase in interest bearing deposits and a $84.4 million increase in borrowings. Average borrowings were 13.7% of average total assets for the second quarter of 2002 compared to 8.6% in the same period in 2001. The increase in average borrowings was primarily related to an increase in federal funds purchased and securities sold under repurchase agreements and was used to supplement deposits in funding loan growth and securities purchases. The average cost of interest bearing liabilities decreased from 4.84% for the quarter ended June 30, 2001 to 2.62% for the same period of 2002, reflecting the continuing decline in market interest rates.

Net interest income was $19.6 million for the six months ended June 30, 2002 compared to $16.0 million for the same period of 2001. The increase was primarily due to an increase in average earning assets of $244.8 million for the first six months of 2002 as compared to the same period of 2001. The increase in average earning assets from the first six months of 2001 included a $174.0 million increase in average net loans, which represented 77.0% of average earning assets for the six months ended June 30, 2002 compared to 78.6% for the same period of 2001. The decrease reflected management's decision to tighten lending standards during the second half of 2001 pending clearer signs of improvement in the U.S. economy. Average interest bearing liabilities increased $200.2 million in the first six months of 2002 compared to the same period of 2001, due, in part, to an $83.2 million increase in interest bearing deposits and a $117.0 million increase in borrowings. Average borrowings were 14.6% of average total assets for the first six months of 2002 compared to 6.4% in the same period in 2001. The increase in average borrowings was primarily related to an increase in federal funds purchased and securities sold under repurchase agreements, and was used to supplement deposits in funding loan growth and securities purchases. The average cost of interest bearing liabilities decreased from 5.25% for the six months ended June 30, 2001 to 2.62% for the same period of 2002, reflecting the continuing decline in market interest rates.

TABLE 1 - VOLUME/RATE ANALYSIS
(In thousands)

                                         Three months ended                              Six months ended
                                         June 30, 2002/2001                             June 30, 2002/2001
                                ---------------------------------------      ---------------------------------------
                                                    Change Due To                                Change Due To
                                               ------------------------                     ------------------------
                                 Change         Volume       Yield/Rate       Change         Volume       Yield/Rate
                                --------       --------      ----------      --------       --------      ----------
Interest income:
   Securities                   $  1,096       $  1,651       $   (555)      $    965       $  2,145       $ (1,180)
   Loans                          (2,244)         2,520         (4,764)        (4,368)         7,369        (11,737)
   Federal funds sold                  6            135           (129)          (267)            99           (366)
   Deposits in other banks            (3)            (3)            --             (6)            (6)            --
                                --------       --------       --------       --------       --------       --------
Total                             (1,145)         4,303         (5,448)        (3,676)         9,607        (13,283)
Interest expense:
   Transaction deposits             (133)            60           (193)          (223)           154           (377)
   Savings deposits               (2,227)          (350)        (1,877)        (5,622)          (801)        (4,821)
   Time deposits                    (995)         1,877         (2,872)        (2,346)         3,257         (5,603)
   Borrowed funds                    258            944           (686)           937          2,818         (1,881)
                                --------       --------       --------       --------       --------       --------
Total                             (3,097)         2,531         (5,628)        (7,254)         5,428        (12,682)
                                --------       --------       --------       --------       --------       --------
Net interest income             $  1,952       $  1,772       $    180       $  3,578       $  4,179       $   (601)
                                ========       ========       ========       ========       ========       ========

Net interest margin, the ratio of net interest income to average earning assets, was 3.49% for the second quarter of 2002 compared to 3.57% for the second quarter of 2001. The decrease in net interest margin during the second quarter of 2002 was due to an overall decline in market interest rates.

Net interest margin, the ratio of net interest income to average earning assets, was 3.47% for the six months ended June 30, 2002 compared to 3.61% for the same period of 2001. The decrease in the net interest margin during the six months ended June 30, 2002 was due to the overall decline in market interest rates.


NON-INTEREST INCOME

Non-interest income decreased $1,000 compared to the same quarter of 2001. Service charges on deposit accounts increased $287,000. This increase was due to the increase in deposits, which resulted in a higher volume of transactions. Trust fee income increased $34,000, due to continued growth of trust assets during 2002. Other non-interest income increased by $218,000 due to an increase in mortgage warehouse fees and gain on sale of leases. There were no gains on sales of securities for the second quarter of 2002 compared to $540,000 in the same quarter of 2001.

Non-interest income increased $941,000, or 35%, in the first six months of 2002 as compared to the first six months of 2001. Service charges on deposit accounts increased $544,000 for the six month period ended June 30, 2002 as compared to the same period in 2001. This increase was due to the significant increase in deposits, which resulted in a higher volume of transactions. Trust fee income increased $88,000 due to continued growth of trust assets during 2002. Cash processing fees totaled $993,000 for the six month period ended June 30, 2002. These fees were related to a special project that occurred during the first quarter of 2002 and will not be recurring in future quarters in 2002. Other non-interest income increased by $297,000 due to mortgage warehousing fees and gains on sales of leases.

TABLE 2 - NON-INTEREST INCOME
(In thousands)

                                               Three Months Ended June 30            Six Months Ended June 30
                                                2002                2001              2002              2001
                                               ------              ------            ------            ------
Service charges on deposit accounts            $  716              $  429            $1,345            $  801
Trust fee income                                  245                 211               492               404
Gain on sale of securities                         --                 540                --               981
Cash processing fees                               --                  --               993                --
Other                                             499                 281               826               529
                                               ------              ------            ------            ------
Total non-interest income                      $1,460              $1,461            $3,656            $2,715
                                               ======              ======            ======            ======

NON-INTEREST EXPENSE

Non-interest expense for the second quarter of 2002 increased $1.2 million or 16.2% compared to the second quarter of 2001. Salaries and employee benefits increased by $233,000 or 6.2% which accounts for 19.8% of the increase in non-interest expense.

Advertising expense increased $405,000 or 526.0% from $77,000 during the quarter ended June 30, 2001 to $482,000 during the quarter ended June 30, 2002, which included $218,000 of direct marketing and branding, including print ads for the traditional banking activities of our bank and $264,000 for the purchase of miles related to the American Airlines AAdvantage(R) program. Legal and professional increased $258,000, or 50.7%, mainly related to legal expenses incurred in connection with non-performing loans and leases. Communications and data processing expense for the quarter ended June 30, 2002 decreased $34,000 or 4.8% due to some increased efficiencies in our communication costs.

Non-interest expense for the six months ended June 30, 2002 increased $1.9 million, or 12.5%, compared to the same period of 2001. Salaries and employee benefits increased by $338,000 or 4.2% which accounts for 18.2% of the increase in non-interest expense.

Net occupancy expense for the six months ended June 30, 2002 increased by $253,000, or 11.0%, mainly related to the relocation of our operations center in the last quarter of 2001.

Advertising expense for the six months ended June 30, 2002 increased $384,000, or 215.7%, compared to the same period of 2001. Advertising expense for the six months ended June 30, 2002 included $289,000 of direct marketing and branding, including print ads for the traditional bank, and $273,000 for the purchase of miles related to the American Airlines AAdvantage(R) program. We did not purchase any miles in 2001 because the miles that we were contractually required to purchase in 2000 were sufficient to cover our mileage rewards to customers for 2001. In 2002, we are purchasing miles as we utilize them. Legal and professional expenses increased $624,000 or 75.5%, mainly related to legal expenses incurred with our non-performing loans and leases. Communications and data processing expense for the six months ended June 30, 2002 decreased $45,000, or 3.1%, due to some increased efficiencies in our communications costs.

TABLE 3 -NON-INTEREST EXPENSE
(In thousands)

                                              Three Months Ended June 30            Six Months Ended June 30
                                                2002              2001               2002               2001
                                              -------            -------            -------            -------
Salaries and employee benefits                $ 3,996            $ 3,763            $ 8,329            $ 7,991
Net occupancy expense                           1,276              1,143              2,553              2,300
Advertising and affinity payments                 482                 77                562                178
Legal and professional                            767                509              1,451                827
Communications and data processing                678                712              1,400              1,445
Franchise taxes                                    33                 38                 47                 66
Other expense                                   1,207              1,023              2,438              2,113
                                              -------            -------            -------            -------
Total non-interest expense                    $ 8,439            $ 7,265            $16,780            $14,920
                                              =======            =======            =======            =======

INCOME TAXES

The Company utilized net operating loss carryforwards for the first six months of 2002, but has expensed $608,000 of current tax expense during the second quarter based on the expected effective rate for 2002.


ANALYSIS OF FINANCIAL CONDITION

The aggregate loan portfolio at June 30, 2002 increased $40.8 million from December 31, 2001 to $944.7 million. Commercial loans increased $49.8 million and real estate loans increased $20.7 million. Construction loans decreased $9.8 million and leases decreased $10.4 million.

TABLE 4 - LOANS
(In thousands)

                               June 30,           December 31,
                                 2002                2001
                               --------           -----------
Commercial                     $452,133            $402,302
Construction                    170,271             180,115
Real estate                     238,901             218,192
Consumer                         21,436              25,054
Leases receivable                24,164              34,552
Loans held for sale              37,826              43,764
                               --------            --------
Total                          $944,731            $903,979
                               ========            ========

SUMMARY OF LOAN LOSS EXPERIENCE

The reserve for loans losses, which is available to absorb losses inherent in the loan portfolio, totaled $12.1 million at June 30, 2002, $12.6 million at December 31, 2001 and $10.7 million at June 30, 2001. This represents 1.28%, 1.39% and 1.31% of total loans at June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management's assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $808,000 for the quarter ended June 2002 and $1.3 million for the same quarter in 2001. These provisions were made to reflect management's assessment of the risk of loan losses specifically including risk associated with the continued rapid growth in the loan portfolio and the unseasoned nature of the current portfolio.

The reserve for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. We continuously evaluate our reserve for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Factors contributing to the determination of specific reserves include the credit worthiness of the borrower, changes in the expected future receipt of principal and interest payments and/or changes in the value of pledged collateral. All loans rated doubtful and all commitments rated substandard that are at least $1,000,000 are specifically reviewed for impairment as appropriate. A reserve is recorded when the carrying amount of the loan exceeds the discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans greater than $50,000. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate that portion of the required reserve assigned to unfunded loan commitments.

The reserve allocation percentages assigned to each credit grade have been developed based on an analysis of historical loss rates at selected peer banks, adjusted for certain qualitative factors and on our management's experience. Qualitative adjustments for such things as general economic conditions, changes in credit policies and lending standards, and changes in the trend and severity of problem loans, can cause the estimation of future losses to differ from past experience. The unallocated portion of the general reserve serves to compensate for additional areas of uncertainty and considers industry comparable reserve ratios. In addition, the reserve considers the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio.

The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in actual credit losses. The changes are reflected in the general reserve and in specific reserves as the collectibility of larger classified loans is continuously recalculated with new information. As our portfolio matures, historical loss ratios are being closely monitored. Eventually our reserve adequacy analysis will rely more on our loss history and less on the experience of peer banks. Currently, the review of reserve adequacy is performed by executive management and presented to the Board of Directors for their review, consideration and ratification on a quarterly basis.

TABLE 5 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)

                                                          Six months         Six months          Year ended
                                                        ended June 30,      ended June 30,      December 31,
                                                             2002               2001                2001
                                                        --------------      --------------      ------------
Beginning balance                                          $12,598             $ 8,910             $ 8,910
    Loans charged-off:
        Commercial                                           2,000                  --               1,418
        Consumer                                                 6                  --                  --
        Leases                                                 485                 353                 656
                                                           -------             -------             -------
    Total                                                    2,491                 353               2,074
   Recoveries:
       Consumer                                                 10                  --                  --
                                                           -------             -------             -------
   Net chargeoffs                                            2,481                 353               2,074
Provision for loan losses                                    1,979               2,122               5,762
                                                           -------             -------             -------
Ending balance                                             $12,096             $10,679             $12,598
                                                           =======             =======             =======

Reserve for loan losses to loans outstanding at
   end of period                                              1.28%               1.31%               1.39%
Net charge-offs to average loans                               .56%                .10%                .26%
Provision for loan losses to average loans                     .45%                .60%                .73%
Recoveries to gross charge-offs                                .40%                 --                  --
Reserve as a multiple of net chargeoffs                        4.9x               30.3x                6.1x

Non-performing and renegotiated loans:
    Loans past due (90 days)                               $    --             $ 1,661             $   384
    Nonaccrual                                               6,762               8,424               6,032
    Renegotiated                                                --                  --               5,013
                                                           -------             -------             -------
Total                                                      $ 6,762             $10,085             $11,429
                                                           =======             =======             =======

Reserve as a percent of non-performing and
   renegotiated loans                                       178.88%             105.89%             110.23%

NON-PERFORMING ASSETS

Non-performing assets include non-accrual loans and leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. We had non-accrual loans and leases of $6,762,000, $8,424,000 and $6,032,000 at June 30, 2002, June 30, 2001, and December 31, 2001, respectively. At June 30, 2002, one loan relationship represented $3,064,000 of total non-accruals. We have specific reserves of $545,000 related to this relationship. At June 30, 2002, our non-performing loans and leases consisted of $3,209,000 in commercial loans, $1,665,000 in real estate loans, and $1,888,000 in leases. At December 31, 2001, our non-performing loans and leases consisted of $5,767,000 in commercial loans and $265,000 in leases. At June 30, 2002, we had $173,000 in other repossessed assets, which consist of collateral that has been repossessed.

LIQUIDITY AND CAPITAL RESOURCES

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our bank's balance sheet committee, and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2001 and for the six months ended June 30, 2002, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank).

Since early 2001, our liquidity needs have primarily been fulfilled through growth in our traditional bank customer and stockholder deposits. Our goal is to obtain as much of our funding as possible from deposits of these customers and stockholders, which as of June 30, 2002, comprised $665.4 million, or 68%, of total deposits, compared to $459.6 million, or 56%, of total deposits, at June 30, 2001. These traditional deposits are generated principally through development of long-term relationships with customers and stockholders.

In addition to deposits from our traditional bank customers and stockholders, we also have access to incremental consumer deposits through BankDirect, our internet banking facility, and through brokered retail certificates of deposit, or CDs. As of June 30, 2002, BankDirect deposits comprised $219.9 million, or 22%, of total deposits, and brokered retail CDs comprised $95.0 million, or 10%, of total deposits. Our dependence on internet deposits and retail brokered CDs is limited by our internal funding guidelines, which as of June 30, 2002, limited borrowing from these sources to 15-25% and 10-20%, respectively, of total deposits.

Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships and from our upstream correspondent bank relationships (which consist of banks that are considered to be larger than our bank), securities sold under repurchase agreements, treasury, tax and loan notes, and advances from the Federal Home Loan Bank, or FHLB. As of June 30, 2002, our borrowings consisted of a total of $87.7 million of securities sold under repurchase agreements, $52.1 million of downstream federal funds purchased, $2.4 million from customer repurchase agreements and $12.0 million of treasury, tax and loan notes. Credit availability from the FHLB is based on our bank's financial and operating condition and borrowing collateral we hold with the FHLB. At June 30, 2002, borrowings from the FHLB consisted of approximately $356,000 of term advances bearing interest at 5.28%. Our unused FHLB borrowing capacity at June 30, 2002 was approximately $284.0 million. As of June 30, 2002, none of our borrowings consisted of upstream federal funds purchased, although we had unused upstream federal fund lines available from commercial banks of approximately $45.0 million. During the six months ended June 30, 2002, our average borrowings from these sources were 15% of average assets, which is well within our internal funding guidelines, which limit our dependence on borrowing sources to 15-25% of total assets. In accordance with our current internal guidelines, excess funding capacity is monitored and maintained at a level in excess of 25% of total assets at all times. Average borrowed funds were $176.6 million during the six month period ended June 30, 2002. The maximum amount of borrowed funds outstanding at any month-end during the first six months of 2002 was $218.8 million, or 17.9%, of total assets.

As of June 30, 2002, our contractual obligations and commercial commitments, other than deposit liabilities, were as follows:

                                                                After One         After Three
                                             Within            but Within          but Within           After
                                            One Year           Three Years         Five Years         Five Years         Total
                                            --------           -----------        -----------         ----------        --------
                                                                                 (In Thousands)
Federal funds purchased                     $ 52,087            $     --            $     --           $     --         $ 52,087
Securities sold under repurchase
   agreements                                     --              83,215               4,500                 --           87,715
Customer repurchase agreements                 2,400                  --                  --                 --            2,400
Treasury, tax and loan notes                  11,971                  --                  --                 --           11,971
FHLB borrowings                                  356                  --                  --                 --              356
Operating lease obligations                    2,489               4,432               4,211              6,463           17,595
                                            --------            --------            --------           --------         --------
Total contractual obligations               $ 69,303            $ 87,647            $  8,711           $  6,463         $172,124
                                            ========            ========            ========           ========         ========

The contractual amount of our financial instruments with off-balance sheet risk expiring by period at June 30, 2002 is presented below:

                                                               After One         After Three
                                             Within           but Within          but Within          After
                                            One Year          Three Years         Five Years        Five Years         Total
                                            --------          -----------        -----------        ----------        --------
                                                                                (In Thousands)
Commitments to extend credit                $209,120           $ 76,519            $  6,017          $  6,870         $298,526
Standby letters of credit                     25,288              1,006                  --                --           26,294
                                            --------           --------            --------          --------         --------
Total financial instruments with
   off-balance sheet risk                   $234,408           $ 77,525            $  6,017          $  6,870         $324,820
                                            ========           ========            ========          ========         ========

Due to the nature of our unfunded loan commitments, including unfunded lines of credit, the amounts presented in the table above do not necessarily represent amounts that we anticipate funding in the periods presented above.

Our equity capital averaged $113.1 million for the six months ended June 30, 2002 as compared to $87.9 million for the same period in 2001. This increase reflects our retention of net earnings during this period. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the future.

TABLE 7 - CAPITAL RATIOS

                                June 30,            June 30,
                                  2002                2001
                                --------            --------
Risk-based capital:
   Tier 1 capital                10.83%               9.16%
   Total capital                 11.99%              10.28%
Leverage                          9.27%               8.98%


CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") recently issued guidance for the disclosure of "critical accounting policies." The SEC defines "critical accounting policies" as those that are most important to the presentation of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles. Not all these significant accounting policies require management to make difficult, subjective or complex judgments. However, the policies noted below could be deemed to meet the SEC's definition of critical accounting policies.

Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 5, "Accounting for Contingencies." The allowance for loan losses is established through a provision for loan losses charged to current earnings. The amount maintained in the allowance reflects management's continuing evaluation of the loan losses inherent in the loan portfolio. The allowance for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. Factors contributing to the determination of specific reserves include the credit-worthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general reserve, the portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. See "Summary of Loan Loss Experience" for further discussion of the risk factors considered by management in establishing the allowance for loans losses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

INTEREST RATE RISK MANAGEMENT

We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates over the next twelve months based on three interest rate scenarios. These are a "most likely" rate scenario and two "shock test" scenarios.

The "most likely" rate scenario is based on the consensus forecast of future interest rates published by independent sources. These forecasts incorporate future spot rates and relevant spreads of instruments that are actively traded in the open market. The Federal Reserve's Federal Funds target affects short-term borrowing; the prime lending rate and the London Interbank Offering Rate are the basis for most of our variable-rate loan pricing. The 30-year mortgage rate is also monitored because of its effect on prepayment speeds for mortgage-backed securities. These are our primary interest rate exposures. We are currently not using derivatives to manage our interest rate exposure.

The two "shock test" scenarios assume a sustained parallel 200 basis point increase or decrease, respectively, in interest rates. As short-term rates fell below 2.0% by the end of 2001, we could not assume interest rate changes of 200 basis points as the results in the decreasing rates scenario would be negative rates. Therefore, we are using 150 basis point variances for our "shock test" scenarios until short-term rates rise above 2.0%.

Our interest rate risk exposure model incorporates assumptions regarding the level of interest rate or balance changes on indeterminable maturity deposits (demand deposits, interest bearing transaction accounts and savings accounts) for a given level of market rate changes. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Changes in prepayment behavior of mortgage-backed securities, residential, and commercial mortgage loans in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. The impact of planned growth and new business activities is factored into the simulation model.

This modeling indicated interest rate sensitivity is as follows:

TABLE 6 - INTEREST RATE SENSITIVITY
(In thousands)

                                        Anticipated Impact Over the Next Twelve Months
                                              as Compared to Most Likely Scenario
                                        ----------------------------------------------
                                        150 bp Increase                150 bp Decrease
                                           June 2002                      June 2002
                                        ---------------                ---------------
Change in net interest income               $ 4,477                        $ (6,250)

The estimated changes in interest rates on net interest income are within guidelines established by our board of directors for all interest rate scenarios.

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

We expect our balance sheet will continue to be asset sensitive over the next twelve months, which means that we will have more loans repricing than deposits over this period. This is largely due to the concentration of our assets in variable rate (rather than fixed rate) loans. If, as we expect will occur, interest rates rise in 2003, this asset-sensitivity will tend to result in an increase in our interest margin, all other factors being equal. In the event of a rising rate environment, management may choose to fund investment securities purchased with term liabilities/deposits to lock in a return. Investment securities are generally held in the "available for sale" category so that gains and losses can be realized as appropriate. At certain times, we use the "held to maturity" category if we are not planning to sell these securities before maturity.

As of June 30, 2002, the bank sources approximately 22% of its total deposits from retail consumer internet deposit customers through BankDirect, our internet banking facility. These retail consumer deposits may be more interest rate sensitive than our other deposits as a result of the extremely competitive internet banking market.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We are not involved in any pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on our results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES

         Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 21, 2002, the Company held its annual meeting of stockholders (the "Annual Meeting"). At the Annual Meeting, out of 10,272,265 shares of common stock and Series A Preferred Stock (which vote as a class together with the holders of common stock, on an as converted basis) entitled to vote at the meeting, the holders of 6,241,444 shares were present in person or by proxy. At the Annual Meeting, each nominee for director discussed in the Company's Proxy Statement dated April 30, 2002 regarding the Annual Meeting, was elected a director of the Company. The votes received by each nominee for director are set forth below:

                                                                                        Votes           Votes
     Nominee                                                                          Received         Withheld
     -------                                                                          --------         --------
Joseph M. Grant ...........................................................           6,241,444           0
Raleigh Hortenstine III ...................................................           6,241,444           0
George F. Jones, Jr. ......................................................           6,241,444           0
Leo Corrigan III ..........................................................           6,241,444           0
James R. Erwin ............................................................           6,241,444           0
Frederick B. Hegi, Jr. ....................................................           6,241,444           0
James R. Holland, Jr. .....................................................           6,241,444           0
David Lawson ..............................................................           6,241,444           0
Larry A. Makel ............................................................           6,241,444           0
Walter W. McAllister III ..................................................           6,241,444           0
Lee Roy Mitchell ..........................................................           6,241,444           0
Marshall B. Payne .........................................................           6,241,444           0
Steve Rosenberg ...........................................................           6,241,444           0
John C. Snyder ............................................................           6,241,444           0
Robert W. Stallings .......................................................           6,241,444           0
Theodore H. Strauss .......................................................           6,241,444           0
James Cleo Thompson, Jr. ..................................................           6,241,444           0
Ian J. Turpin .............................................................           6,241,444           0
Charles David Wood ........................................................           6,241,444           0

         At the Annual Meeting, a vote was taken by ballot on proposals to increase the authorized capital stock of the Company. Proposal #1 was an Amendment to our Certificate of Incorporation increasing our authorized common stock to 100 million shares. Proposal #2 was an Amendment to our Certificate of Incorporation increasing our authorized preferred stock to 10 million shares. The votes received for proposal are set forth below:

                                                           For          Withheld
                                                         ---------      --------
Proposals to Increase the Authorized Capital Stock

      Proposal #1                                        6,214,346       27,098
      Proposal #2                                        6,209,346       32,098


ITEM 5. OTHER INFORMATION

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits



                  99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

                  99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TEXAS CAPITAL BANCSHARES, INC.



Date:   August 14, 2002                   /s/ Gregory B. Hultgren
                                          --------------------------------------
                                          Gregory B. Hultgren
                                          Chief Financial Officer
                                          (Duly authorized officer and principal
                                          financial officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
99.1           Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002 (filed herewith)

99.2           Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002 (filed herewith)
