Form 10-Q
period 2002-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2002-11-13
CIK 1077428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|      Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities and Exchange Act of 1934.

For the quarterly period ended September 30, 2002

[ ]      Transition Report pursuant to Section 13 or 15(d) of the
         Securities and Exchange Act of 1934.

For the transition period from ________________ to ________________


                         Commission file number 0-30533

                         TEXAS CAPITAL BANCSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                    75-2679109
       (State or other jurisdiction                        (I.R.S. Employer
     of incorporation or organization)                   Identification Number)


2100 MCKINNEY AVENUE, SUITE 900, DALLAS, TEXAS, U.S.A.           75201
    (Address of principal executive officers)                  (Zip Code)

                                  214/932-6600
                         (Registrant's telephone number,
                              including area code)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


         Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check whether the issuer has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         On November 13, 2002, the number of shares set forth below was outstanding with respect to each of the issuer's classes of common stock:

             Common Stock                                 18,460,674
             Series A-1 Non-voting Common Stock              697,166

                         Texas Capital Bancshares, Inc.
                                    Form 10-Q
                        Quarter Ended September 30, 2002

                                      Index

Part I. Financial Information

     Item 1.  Financial Statements
              Consolidated Statements of Operations - Unaudited                                             3
              Consolidated Balance Sheets - Unaudited                                                       4
              Consolidated Statements of Changes in Stockholders' Equity - Unaudited                        5
              Consolidated Statements of Cash Flows - Unaudited                                             6
              Notes to Consolidated Financial Statements - Unaudited                                        7
              Financial Summaries - Unaudited                                                              11

     Item 2.  Management's Assessment of Operations and Financial Condition                                13

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                   23


Part II. Other Information

     Item 2.  Changes in Securities                                                                        25

     Item 4.  Submission of Matters to a Vote of Security Holders                                          25

     Item 6.  Exhibits and Reports on Form 8-K                                                             25

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands except share data)

                                                Three Months Ended     Nine Months Ended
                                                   September 30           September 30
                                                 2002        2001       2002        2001
                                               --------    --------   --------    --------
INTEREST INCOME
Interest and fees on loans                     $ 14,219    $ 15,670   $ 39,545    $ 45,364

Securities                                        3,815       2,813     10,320       8,353
Federal funds sold                                   25          24        204         470
Deposits in other banks                               3           7          6          16
                                               --------    --------   --------    --------
Total interest income                            18,062      18,514     50,075      54,203
INTEREST EXPENSE
Deposits                                          5,617       7,486     15,650      25,710
Federal funds purchased                             402          --      1,145          --
Other borrowings                                  1,169       1,376      2,798       2,811
                                               --------    --------   --------    --------
Total interest expense                            7,188       8,862     19,593      28,521
                                               --------    --------   --------    --------
NET INTEREST INCOME                              10,874       9,652     30,482      25,682
PROVISION FOR LOAN LOSSES                         2,380       1,730      4,359       3,852
                                               --------    --------   --------    --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
   LOSSES                                         8,494       7,922     26,123      21,830
NON-INTEREST INCOME
Service charges on deposit accounts                 710         473      2,055       1,274
Trust fee income                                    235         196        727         600
Gain on sale of securities                        1,375         354      1,375       1,335
Cash processing fees                                 --          --        993          --
Other                                               543         337      1,369         866
                                               --------    --------   --------    --------
Total non-interest income                         2,863       1,360      6,519       4,075
NON-INTEREST EXPENSE
Salaries and employee benefits                    4,163       3,783     12,492      11,774
Net occupancy expense                             1,214       1,222      3,767       3,522
Advertising and affinity payments                   448          31      1,010         209
Legal and professional                              724         435      2,175       1,262
Communications and data processing                  717         711      2,117       2,156
Franchise taxes                                      34          39         81         105
Other                                             1,263       1,014      3,701       3,127
                                               --------    --------   --------    --------
Total non-interest expense                        8,563       7,235     25,343      22,155
                                               --------    --------   --------    --------
INCOME BEFORE INCOME TAXES                        2,794       2,047      7,299       3,750
Income tax expense                                  700          --      1,828          --
                                               --------    --------   --------    --------
NET INCOME                                        2,094       2,047      5,471       3,750

Preferred stock dividends                          (280)         --       (817)         --
                                               --------    --------   --------    --------
INCOME AVAILABLE TO COMMON STOCKHOLDERS
                                               $  1,814    $  2,047   $  4,654    $  3,750
                                               ========    ========   ========    ========

EARNINGS PER SHARE:
Basic                                          $    .09    $    .11   $    .24    $    .20
Diluted                                        $    .09    $    .11   $    .24    $    .20

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands except share data)

                                                                            September 30,     December 31,
                                                                                2002             2001
                                                                            -------------     ------------
ASSETS
Cash and due from banks                                                      $    81,359    $    44,260
Federal funds sold                                                                 8,850         12,360
Securities available for sale                                                    446,783        206,365
Loans, net                                                                       959,759        841,907
Loans held for sale                                                               76,053         43,764
Premises and equipment, net                                                        4,059          4,950
Accrued interest receivable and other assets                                      39,110          9,677
Goodwill, net                                                                      1,496          1,496
                                                                             -----------    -----------
Total assets                                                                 $ 1,617,469    $ 1,164,779
                                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Non-interest bearing                                                    $   219,160    $   136,266
     Interest bearing                                                            900,432        749,811
                                                                             -----------    -----------
   Total deposits                                                              1,119,592        886,077

Accrued interest payable                                                           2,279          2,848
Other liabilities                                                                  6,683          5,897
Federal funds purchased                                                           79,699         76,699
Other borrowings                                                                 288,388         86,899
                                                                             -----------    -----------
Total liabilities                                                              1,496,641      1,058,420

Stockholders' equity:
   Convertible preferred stock, non-voting, $.01 par value; 6%:
     Authorized shares - 10,000,000
     Issued shares - 1,057,142 and 753,301 at September 30, 2002
       and December 31, 2001, respectively                                            11              8
   Common stock, $.01 par value:
     Authorized shares - 100,000,000
     Issued shares -18,473,646 and 18,400,310 at September 30, 2002
       and December 31, 2001, respectively                                           184            184
   Series A-1 Non-voting common stock, $.01 par value:
     Issued shares - 697,166 and 741,392 at September 30, 2002 and
       December 31, 2001, respectively                                                 7              7
   Additional paid-in capital                                                    132,004        127,378
   Accumulated deficit                                                           (15,219)       (20,690)
   Treasury stock (shares at cost: 97,246 and 87,516 at September 30,
     2002 and December 31, 2001, respectively)                                      (667)          (594)
   Deferred compensation                                                             573            573
   Accumulated other comprehensive income (loss)                                   3,935           (507)
                                                                             -----------    -----------
Total stockholders' equity                                                       120,828        106,359
                                                                             -----------    -----------
Total liabilities and stockholders' equity                                   $ 1,617,469    $ 1,164,779
                                                                             ===========    ===========

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -UNAUDITED
(In thousands, except share data)

                                                                                         Series A-1
                                           Convertible                                   Non-voting
                                          Preferred Stock          Common Stock          Common Stock      Additional
                                         -----------------   ----------------------   ------------------    Paid-in     Accumulated
                                          Shares    Amount     Shares       Amount     Shares     Amount    Capital       Deficit
                                         ---------  ------   ----------    --------   --------    ------   ----------   -----------

Balance at December 31, 2000                    --    $--    18,303,594    $   183     812,256     $ 8     $ 113,876     $(26,534)
Comprehensive income:
   Net income                                   --     --            --         --          --      --            --        5,844
   Change in unrealized gain
     (loss) on available-for-sale
     securities, net reclassification
     amount of $1,902                           --     --            --         --          --      --            --           --

Total comprehensive income
Sale of convertible preferred stock        753,301      8            --         --          --      --        13,175           --
Sale of common stock                            --     --        25,852         --          --      --           159           --
Preferred dividends payable                     --     --            --         --          --      --           (26)          --
Transfers                                       --     --        70,864          1     (70,864)     (1)           --           --
Purchase of treasury stock                      --     --            --         --          --      --            --           --
Sale of treasury stock                          --     --            --         --          --      --           194           --
                                         ---------    ---    ----------    -------    --------     ---     ---------     --------
Balance at December 31, 2001               753,301      8    18,400,310        184     741,392       7       127,378      (20,690)
Comprehensive income:
   Net income                                   --     --            --         --          --      --            --        5,471
   Change in unrealized gain
     (loss) on available-for-sale
     securities, net of tax of
     $2,392, net of reclassification
     amount of $1,375                           --     --            --         --          --      --            --           --

Total comprehensive income
Sale of convertible preferred stock        303,841      3            --         --          --      --         5,247           --
Sale of common stock                            --     --        29,110         --          --      --           193           --
Preferred dividends                             --     --            --         --          --      --          (817)          --
Transfers                                       --     --        44,226         --     (44,226)     --            --           --
Purchase of treasury stock                      --     --            --         --          --      --            --           --
Sale of treasury stock                          --     --            --         --          --      --             3           --

                                         ---------    ---    ----------    -------    --------     ---     ---------     --------
Balance at September 30, 2002            1,057,142    $11    18,473,646    $   184     697,166     $ 7     $ 132,004     $(15,219)
                                         =========    ===    ==========    =======    ========     ===     =========     ========

                                                                                  Accumulated
                                               Treasury Stock                        Other
                                           -----------------------   Deferred     Comprehensive
                                            Shares         Amount   Compensation  Income (Loss)      Total
                                           --------       --------  ------------  -------------    ---------

Balance at December 31, 2000               (220,828)      $(1,427)      $573         $  (482)      $  86,197
Comprehensive income:
   Net income                                    --            --         --              --           5,844
   Change in unrealized gain
     (loss) on available-for-sale
     securities, net reclassification
     amount of $1,902                            --            --         --             (25)            (25)
                                                                                                   ---------
Total comprehensive income                                                                             5,819
Sale of convertible preferred stock              --            --         --              --          13,183
Sale of common stock                             --            --         --              --             159
Preferred dividends payable                      --            --         --              --             (26)
Transfers                                        --            --         --              --              --
Purchase of treasury stock                  (70,670)         (452)        --              --            (452)
Sale of treasury stock                      203,982         1,285         --              --           1,479
                                           --------       -------       ----         -------       ---------
Balance at December 31, 2001                (87,516)         (594)       573            (507)        106,359
Comprehensive income:
   Net income                                    --            --         --              --           5,471
   Change in unrealized gain
     (loss) on available-for-sale
     securities, net of tax of
     $2,392, net of reclassification
     amount of $1,375                            --            --         --           4,442           4,442
                                                                                                   ---------
Total comprehensive income                                                                             9,913
Sale of convertible preferred stock              --            --         --              --           5,250
Sale of common stock                             --            --         --              --             193
Preferred dividends                              --            --         --              --            (817)
Transfers                                        --            --         --              --              --
Purchase of treasury stock                  (14,144)         (102)        --              --            (102)
Sale of treasury stock                        4,414            29         --              --              32
                                           --------       -------       ----         -------       ---------
Balance at September 30, 2002               (97,246)      $  (667)      $573         $ 3,935       $ 120,828
                                           ========       =======       ====         =======       =========

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

                                                                        Nine Months Ended
                                                                         September 30
                                                                       2002          2001
                                                                     ---------     ---------
OPERATING ACTIVITIES
Net income                                                           $   5,471     $   3,750
Adjustments to reconcile net income to net cash
     used in operating activities:
   Provision for loan losses                                             4,359         3,852
   Depreciation and amortization                                         1,299         1,423
   Gain on sale of securities                                           (1,375)       (1,335)
   Amortization and accretion on securities                              1,258           181
   Bank owned life insurance (BOLI) income                                (144)           --
   Originations of loans held for sale                                (744,241)     (211,026)
   Proceeds from sales of loans held for sale                          711,952       190,332
   Loss on sale of premises and equipment                                   --            10
   Changes in operating assets and liabilities:
     Accrued interest receivable and other assets                       (3,947)         (420)
     Accrued interest payable and other liabilities                     (2,429)          912
                                                                     ---------     ---------
Net cash used in operating activities                                  (27,797)      (12,321)
INVESTING ACTIVITIES
Purchases of available-for-sale securities                            (329,361)     (170,654)
Proceeds from sale of available-for-sale securities                     41,471       113,914
Proceeds from maturities and calls                                       4,700        68,195
Principal payments received on securities                               49,723        41,700
Net increase in loans                                                 (122,832)     (202,664)
Purchase of premises and equipment, net                                   (129)         (277)
Purchase of BOLI                                                       (25,000)           --
                                                                     ---------     ---------
Net cash used in investing activities                                 (381,428)     (149,786)
FINANCING ACTIVITIES
Net increase in checking, money market and savings accounts             83,473        99,531
Net increase (decrease) in certificates of deposit                     150,042       (52,846)
Issuance of common stock                                                   193            81
Net other borrowings                                                   201,489        37,060
Federal funds purchased                                                  3,000        55,680
Sale of preferred stock                                                  5,250            --
(Purchase) sale of treasury stock, net                                     (70)          984
Dividends paid                                                            (563)           --
                                                                     ---------     ---------
Net cash provided by financing activities                              442,814       140,490
                                                                     ---------     ---------
Net increase (decrease) in cash and cash equivalents                    33,589       (21,617)
Cash and cash equivalents at beginning of period                        56,620        60,291
                                                                     ---------     ---------
Cash and cash equivalents at end of period                           $  90,209     $  38,674
                                                                     =========     =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                          $  20,162     $  29,625
Non-cash transactions:
   Transfers from loans/leases to other repossessed assets                 342            --
   Transfers from loans/leases to premises and equipment                   279            --

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1)  ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of Texas Capital Bancshares, Inc. (the "Company") conform to accounting principles generally accepted in the United States and to generally accepted practices within the banking industry. The Consolidated Financial Statements of the Company include the accounts of the Company and its subsidiary, Texas Capital Bank, National Association (the "Bank"). Certain prior period balances have been reclassified to conform with the current period presentation.

Amounts and disclosures have been adjusted to reflect a one-for-one stock dividend which was declared on July 30, 2002, and was paid in September 2002, pursuant to which each stockholder received one additional share of common stock for each share of common stock owned as of July 30, 2002.

Of the total estimated offering expenses disclosed in our Registration Statement, approximately $434,000 had been paid and is included in other assets as of September 30, 2002. Should the offering not be completed, all expenses associated with the offering would be charged to non-interest expense in the period that we determine the offering will be abandoned or indefinitely postponed.

(2)  EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share data):

                                                 Three Months Ended             Nine Months Ended
                                                     September 30                  September 30
                                                 2002           2001           2002            2001
                                            ------------    ------------   ------------    ------------

Numerator:
   Net income                               $      2,094    $      2,047   $      5,471    $      3,750
   Preferred stock dividends                        (280)             --           (817)             --
                                            ------------    ------------   ------------    ------------
Numerator for basic earnings per
   share-income available to common
   stockholders                                    1,814           2,047          4,654           3,750
Effective of dilutive securities:
   Preferred stock dividends(1)                       --              --             --              --
                                            ------------    ------------   ------------    ------------
   Numerator for dilutive earnings per
     share-income available to common
     stock-holder and assumed conversion    $      1,814    $      2,047   $      4,654    $      3,750
                                            ============    ============   ============    ============

Denominator:
   Denominator for basic earnings per
     share-weighted average shares            19,148,908      18,975,132     19,140,206      18,931,720
   Effective of dilutive securities:
     Employee stock options                      573,922         170,010        332,666         171,464
     Convertible preferred stock(1)                   --              --             --              --
                                            ------------    ------------   ------------    ------------
Dilutive potential common shares                 573,922         170,010        332,666         171,464
                                            ------------    ------------   ------------    ------------
   Denominator for dilutive  earnings per
     share-adjusted weighted average
     shares and assumed conversions           19,722,830      19,145,142     19,472,872      19,103,184
                                            ============    ============   ============    ============

Basic earnings per share                    $        .09    $        .11   $        .24    $        .20
Diluted earnings per share                  $        .09    $        .11   $        .24    $        .20

(1) Effects of convertible preferred stock are anti-dilutive and are not included.

(3)  REPORTABLE SEGMENTS

The Company operates two principal lines of business under the Bank: the traditional bank and BankDirect, an internet only bank.

BankDirect has been a net provider of funds and the traditional bank has been a net user of funds. In order to provide a consistent measure of the net interest margin for BankDirect, a multiple pool funds transfer pricing method was used to calculate credit for funds provided. This method takes into consideration the current market conditions during the reporting period.

TRADITIONAL BANKING
(In thousands)

                              Three Months Ended September 30   Nine Months Ended September 30
                                  2002             2001             2002             2001
                               ----------       ----------       ----------       ----------
Net interest income            $   10,752       $    9,292       $   29,550       $   25,236
Provision for loan losses           2,380            1,730            4,359            3,852
Non-interest income                 2,834            1,295            6,417            3,807
Non-interest expense                7,752            6,400           22,820           18,976
                               ----------       ----------       ----------       ----------
Net income                     $    3,454       $    2,457       $    8,788       $    6,215
                               ==========       ==========       ==========       ==========

Average assets                 $1,368,089       $1,070,029       $1,263,797       $  983,004
Total assets                    1,616,520        1,056,650        1,616,520        1,056,650
Return on average assets             1.00%             .91%             .93%             .85%


BANKDIRECT
(In thousands)

                          Three Months Ended September 30    Nine Months Ended September 30
                               2002            2001              2002              2001
                              -----           -----           -------           -------

Net interest income           $ 122           $ 360           $   932           $   446
Non-interest income              29              65               102               268
Non-interest expense            658             626             1,947             2,421
                              -----           -----           -------           -------
Net loss                      $(507)          $(201)          $  (913)          $(1,707)
                              =====           =====           =======           =======

Reportable segments reconciliations to the Consolidated Financial Statements for the three month and nine month periods ended September 30, 2002 are as follows (in thousands):

                                               Three months ended September 30, 2002
                                     ----------------------------------------------------------
                                     Net Interest   Provision for   Non-interest   Non-interest
                                        Income       Loan Losses       Income        Expense
                                     ------------   -------------   ------------   ------------

Total reportable lines of business   $     10,874   $       2,380   $      2,863   $      8,410
Unallocated items:
   Holding company                             --              --             --            153
                                     ------------   -------------   ------------   ------------
The Company consolidated             $     10,874   $       2,380   $      2,863   $      8,563
                                     ============   =============   ============   ============

                                               Nine months ended September 30, 2002
                                     ----------------------------------------------------------
                                     Net Interest   Provision for   Non-interest   Non-interest
                                        Income       Loan Losses       Income        Expense
                                     ------------   -------------   ------------   ------------

Total reportable lines of business   $     30,482   $       4,359   $      6,519   $     24,767
Unallocated items:
   Holding company                             --              --             --            576
                                     ------------   -------------   ------------   ------------
The Company consolidated             $     30,482   $       4,359   $      6,519   $     25,343
                                     ============   =============   ============   ============

Reportable segments reconciliations to the Consolidated Financial Statements for the three month and nine month periods ended September 30, 2001 are as follows (in thousands):

                                               Three months ended September 30, 2001
                                     ----------------------------------------------------------
                                     Net Interest   Provision for   Non-interest   Non-interest
                                        Income       Loan Losses       Income        Expense
                                     ------------   -------------   ------------   ------------

Total reportable lines of business   $      9,652   $       1,730   $      1,360   $      7,026
Unallocated items:
   Holding company                             --              --             --            209
                                     ------------   -------------   ------------   ------------
The Company consolidated             $      9,652   $       1,730   $      1,360   $      7,235
                                     ============   =============   ============   ============

                                               Nine months ended September 30, 2001
                                     ----------------------------------------------------------
                                     Net Interest   Provision for   Non-interest   Non-interest
                                        Income       Loan Losses       Income        Expense
                                     ------------   -------------   ------------   ------------

Total reportable lines of business   $     25,682   $       3,852   $      4,075   $     21,397
Unallocated items:
   Holding company                             --              --             --            758
                                     ------------   -------------   ------------   ------------
The Company consolidated             $     25,682   $       3,852   $      4,075   $     22,155
                                     ============   =============   ============   ============

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

The Company has tested goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first of the required impairment tests of goodwill and intangible assets with an indefinite life as of January 1, 2002 in the first quarter of 2002 and no impairment was noted.

For disclosure purposes, the prior year results shown below have been adjusted to reflect the impact the change in accounting would have.

                                           Three Months Ended       Nine Months Ended
                                              September 30            September 30
                                             2002         2001       2002        2001
                                          ---------   ---------   ---------   ---------
Net income:
   As reported                            $   2,094   $   2,047   $   5,471   $   3,750
   Amortization expense                          --          31          --          94
                                          ---------   ---------   ---------   ---------
Net income without amortization expense   $   2,094   $   2,078   $   5,471   $   3,844
                                          =========   =========   =========   =========

Basic income per share:
   As reported                            $     .09   $     .11   $     .24   $     .20
   Excluding amortization expense               .09         .11         .24         .20

Diluted income per share:
   As reported                            $     .09   $     .11   $     .24   $     .20
   Excluding amortization expense               .09         .11         .24         .20

--------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share)

                                             For the three months ended           For the three months ended
                                                   September 30, 2002                  September 30, 2001
                                         ------------------------------------    -----------------------------
                                           Average        Revenue/     Yield/    Average     Revenue/   Yield/
                                           Balance       Expense(1)     Rate     Balance    Expense(1)   Rate
                                         -----------     ---------     ------    --------   ----------  -----
ASSETS
Taxable securities                       $   304,724      $  3,815      4.97%   $  185,523    $ 2,813     6.02%
Federal funds sold                             5,903            25      1.68%        2,853         24     3.34%
Deposits in other banks                          621             3      1.92%          312          7     8.90%
Loans (1)                                  1,000,356        14,219      5.64%      839,836     15,670     7.40%
   Less reserve for loan losses               12,871            --         --       10,444         --       --
                                         -----------      --------     ------   ----------    -------     ----
Loans, net of reserve                        987,485        14,219       5.71%     829,392     15,670     7.50%
                                         -----------      --------     ------   ----------    -------     ----
Total earning assets                       1,298,733        18,062       5.52%   1,018,080     18,514     7.21%
Cash and other assets                         69,876                                51,966
                                         -----------                            ----------
Total assets                             $ 1,368,609                            $1,070,046
                                         ===========                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Transaction deposits                     $    52,478      $    123       0.93%  $   42,955    $   245     2.26%

Savings deposits                             352,364         1,880       2.12%     341,207      3,019     3.51%
Time deposits                                451,391         3,614       3.18%     329,413      4,222     5.08%
                                         -----------      --------     ------   ----------    -------     ----
Total interest bearing deposits              856,233         5,617       2.60%     713,575      7,486     4.16%
Other borrowings                             227,420         1,571       2.74%     147,583      1,376     3.70%
                                         -----------      --------     ------   ----------    -------     ----
Total interest bearing liabilities         1,083,653         7,188       2.63%     861,158      8,862     4.08%
Demand deposits                              156,950                               108,133
Other liabilities                              8,417                                 9,639
Stockholders' equity                         119,589                                91,116
                                         -----------                            ----------
Total liabilities and stockholders'
   equity                                $ 1,368,609                            $1,070,046
                                         ===========                            ==========

Net interest income                                       $ 10,874                            $ 9,652
Net interest income to earning assets
                                                                         3.32%                            3.76%
                                                                         ----                             ----
Provision for loan losses                                    2,380                              1,730
Non-interest income                                          2,863                              1,360
Non-interest expense                                         8,563                              7,235
                                                          --------                            -------
INCOME BEFORE TAXES                                          2,794                              2,047
Federal and state income tax                                  (700)                                --
                                                          --------                            -------
NET INCOME                                                $  2,094                            $ 2,047
                                                          ========                            =======
EARNINGS PER SHARE:
   NET INCOME
   Basic                                                  $    .09                            $   .11
   Diluted                                                $    .09                            $   .11


Return on average equity                                      6.95%                              8.91%
Return on average assets                                       .61%                               .76%
Equity to assets                                              8.74%                              8.52%

(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

--------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share)

                                                For the nine months ended          For the nine months ended
                                                   September 30, 2002                  September 30, 2001
                                         ------------------------------------    -----------------------------
                                           Average        Revenue/     Yield/    Average     Revenue/   Yield/
                                           Balance       Expense(1)     Rate     Balance    Expense(1)   Rate
                                         -----------     ---------     ------    --------   ----------  -----
ASSETS
Taxable securities                       $   262,584      $ 10,320      5.25%    $177,779    $ 8,353     6.28%
Federal funds sold                            15,813           204      1.72%      12,273        470     5.12%
Deposits in other banks                          316             6      2.54%         404         16     5.30%
Loans (1)                                    927,936        39,545      5.70%     756,379     45,364     8.02%
   Less reserve for loan losses               12,903            --        --        9,970         --       --
                                         -----------      --------     -----     --------    -------    -----
Loans, net of reserve                        915,033        39,545      5.78%     746,409     45,364     8.13%
                                         -----------      --------     -----     --------    -------    -----
Total earning assets                       1,193,746        50,075      5.61%     936,865     54,203     7.74%
Cash and other assets                         70,165                               46,154
                                         -----------                             --------
Total assets                             $ 1,263,911                             $983,019
                                         ===========                             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Transaction deposits                     $    50,177      $    366      0.98%    $ 38,891    $   711     2.44%

Savings deposits                             340,706         4,981      1.95%     359,378     11,742     4.37%
Time deposits                                414,413        10,303      3.32%     303,811     13,257     5.83%
                                         -----------      --------     -----     --------    -------    -----
Total interest bearing deposits              805,296        15,650      2.60%     702,080     25,710     4.90%
Other borrowings                             193,711         3,943      2.72%      89,232      2,811     4.21%
                                         -----------      --------     -----     --------    -------    -----
Total interest bearing liabilities           999,007        19,593      2.62%     791,312     28,521     4.82%
Demand deposits                              142,130                               93,831
Other liabilities                              7,485                                8,619
Stockholders' equity                         115,289                               89,257
                                         -----------                             --------
Total liabilities and stockholders'
   equity                                $ 1,263,911                             $983,019
                                         ===========                             ========

Net interest income                                       $ 30,482                           $25,682
Net interest income to earning assets
                                                                         3.41%                           3.67%
                                                                       ------                           -----
Provision for loan losses                                    4,359                             3,852
Non-interest income                                          6,519                             4,075
Non-interest expense                                        25,343                            22,155
                                                          --------                           -------
INCOME BEFORE TAXES                                          7,299                             3,750
Federal and state income tax                                (1,828)                               --
                                                          --------                           -------
NET INCOME                                                $  5,471                           $ 3,750
                                                          ========                           =======
EARNINGS PER SHARE:
   NET INCOME
   Basic                                                  $    .24                           $   .20
   Diluted                                                $    .24                           $   .20

Return on average equity                                      6.34%                             5.62%
Return on average assets                                       .58%                              .51%
Equity to assets                                              9.12%                             9.08%

(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

ITEM 2.  MANAGEMENT'S ASSESSMENT OF OPERATIONS AND FINANCIAL CONDITION


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

         (3) Changes in general economic and business conditions in areas or markets where we compete

         (4) Competition from banks and other financial institutions for loans and customer deposits

         (5) The failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses

         (6) The loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels

         (7)      Changes in government regulations

We have no obligation to update or revise any forward looking statements as a result of new information or future events. In light of these assumptions, risks and uncertainties, the events discussed in any forward looking statements in this quarterly report might not occur.


RESULTS OF OPERATIONS

SUMMARY OF PERFORMANCE

The Company recorded net income of $2.1 million (net of $700,000 of income tax expense) or $.09 per diluted common share for the third quarter of 2002 compared to $2.0 million or $.11 per diluted common share for the third quarter of 2001. The decrease in earnings per diluted share is related to a decrease in income available to common stockholders, which includes $280,000 of preferred stock dividends. Return on average assets was .61% for the third quarter of 2002 compared to .76% for the third quarter of 2001. Return on average equity was 6.95% and 8.91%, for the third quarter of 2002 and 2001, respectively.

The increase in net income for the quarter ended September 30, 2002 over the same period of 2001 was primarily due to an increase in net interest income and an increase in non-interest income, offset by an increase in non-interest expenses and an increase in provision for loan losses. Net interest income for the third quarter of 2002 increased by $1.2 million or 12.7% from $9.7 million to $10.9 million over the third quarter of 2001. The increase in net interest income was due to an increase in average earning assets of $280.7 million or 27.6%, which offset a 44 basis point decrease in net interest margin.

Non-interest expense increased $1.3 million or 18.4% compared to the third quarter of 2001. This increase was partially due to an increase in salaries and employee benefits of $380,000 related to an increase in full-time employees. Advertising expense increased $417,000 from $31,000 during the quarter ended September 30, 2001 to $448,000 during the quarter ended September 30, 2002, which included $264,000 of direct marketing and branding, including print ads for the traditional banking activities of our bank and $184,000 for the purchase of miles related to the American Airlines AAdvantage(R) program. In May 2000, BankDirect entered into the American Airlines AAdvantage(R) travel benefits program and began offering AAdvantage(R) awards to AAdvantage(R) members who opened and maintained accounts with BankDirect. We did not purchase any miles in 2001 because the miles that we were contractually required to purchase in 2000 were sufficient to cover our mile rewards to customers for 2001. Our legal and professional expenses increased $289,000 to $724,000 for the quarter ended September 30, 2002, mainly related to legal expenses incurred in connection with non-performing loans and leases.

NET INTEREST INCOME

Net interest income was $10.9 million for the third quarter of 2002 compared to $9.7 million for the third quarter of 2001. The increase was primarily due to an increase in average earning assets of $280.7 million as compared to the third quarter of 2001. The increase in average earning assets from the third quarter of 2001 included a $158.1 million increase in average net loans which represented 76.0% of average earning assets for the quarter ended September 30, 2002 compared to 81.5% for the same period of 2001. The decrease reflected management's decision to tighten lending standards during the second half of 2001 and the first quarter of 2002 pending clearer signs of improvement in the U.S. economy. Average interest bearing liabilities increased $222.5 million from the third quarter of 2001 which included a $142.7 million increase in interest bearing deposits and a $79.8 million increase in borrowings. Average borrowings were 16.6% of average total assets for the third quarter of 2002 compared to 13.8% in the same period in 2001. The increase in average borrowings was primarily related to an increase in federal funds purchased and securities sold under repurchase agreements and was used to supplement deposits in funding loan growth and securities purchases. The average cost of interest bearing liabilities decreased from 4.08% for the quarter ended September 30, 2001 to 2.63% for the same period of 2002, reflecting the continuing decline in market interest rates.

Net interest income was $30.5 million for the nine months ended September 30, 2002 compared to $25.7 million for the same period of 2001. The increase was primarily due to an increase in average earning assets of $256.9 million for the first nine months of 2002 as compared to the same period of 2001. The increase in average earning assets from the first nine months of 2001 included a $168.6 million increase in average net loans, which represented 76.7% of average earning assets for the nine months ended September 30, 2002 compared to 79.7% for the same period of 2001. The decrease reflected management's decision to tighten lending standards during the second half of 2001 and the first quarter of 2002 pending clearer signs of improvement in the U.S. economy. Average interest bearing liabilities increased $207.7 million in the first nine months of 2002 compared to the same period of 2001, due, in part, to a $103.2 million increase in interest bearing deposits and a $104.5 million increase in borrowings. Average borrowings were 15.3% of average total assets for the first nine months of 2002 compared to 9.1% in the same period in 2001. The increase in average borrowings was primarily related to an increase in federal funds purchased and securities sold under repurchase agreements, and was used to supplement deposits in funding loan growth and securities purchases. The average cost of interest bearing liabilities decreased from 4.82% for the nine months ended September 30, 2001 to 2.62% for the same period of 2002, reflecting the continuing decline in market interest rates.

--------------------------------------------------------------------------------
TABLE 1 - VOLUME/RATE ANALYSIS
(In thousands)

                                             Three months ended                     Nine months ended
                                           September 30, 2002/2001               September 30, 2002/2001
                                     ------------------------------------  ------------------------------------
                                                      Change Due To                         Change Due To
                                                 ------------------------              ------------------------
                                       Change      Volume    Yield/Rate      Change      Volume    Yield/Rate
                                     ----------  ----------  ----------    ----------  ----------  ----------
Interest income:
   Securities                        $    1,002  $    1,807  $     (805)    $   1,967   $   3,985  $   (2,018)
   Loans                                 (1,451)      2,995      (4,446)       (5,819)     10,289     (16,108)
   Federal funds sold                         1          26         (25)         (266)        136        (402)
   Deposits in other banks                   (4)          7         (11)          (10)         (3)         (7)
                                     ----------  ----------  ----------    ----------  ----------  ----------
Total                                      (452)      4,835      (5,287)       (4,128)     14,407     (18,535)
Interest expense:
   Transaction deposits                    (122)         54        (176)         (345)        206        (551)
   Savings deposits                      (1,139)         99      (1,238)       (6,761)       (610)     (6,151)
   Time deposits                           (608)      1,562      (2,170)       (2,954)      4,825      (7,779)
   Borrowed funds                           195         745        (550)        1,132       3,292      (2,160)
                                     ----------  ----------  ----------    ----------  ----------  ----------
Total                                    (1,674)      2,460      (4,134)       (8,928)      7,713     (16,641)
                                     ----------  ----------  ----------    ----------  ----------  ----------
Net interest income                  $    1,222  $    2,375  $   (1,153)   $    4,800  $    6,694  $   (1,894)
                                     ==========  ==========  ==========    ==========  ==========  ==========

Net interest margin, the ratio of net interest income to average earning assets, was 3.32% for the third quarter of 2002 compared to 3.76% for the third quarter of 2001. The decrease in the net interest margin during the third quarter of 2002 was due to an overall decline in market interest rates.


NON-INTEREST INCOME

Non-interest income increased $1.5 million compared to the same quarter of 2001. Service charges on deposit accounts increased $237,000. This increase was due to the increase in deposits, which resulted in a higher volume of transactions. Trust fee income increased $39,000, due to continued growth of trust assets in 2002. Other non-interest income increased by $206,000 primarily due to bank owned life insurance (BOLI) income of $144,000 and an increase in mortgage warehouse fees. The third quarter of 2002 non-interest income includes a $1.4 million gain on sale of securities compared to a gain of $354,000 in the third quarter of 2001.

Non-interest income increased $2.4 million, or 60.0%, in the first nine months of 2002 as compared to the first nine months of 2001. Service charges on deposit accounts increased $781,000 for the nine month period ended September 30, 2002 as compared to the same period in 2001. This increase was due to the significant increase in deposits, which resulted in a higher volume of transactions. Trust fee income increased $127,000 due to continued growth of trust assets during 2002. Cash processing fees totaled $993,000 for the nine month period ended September 30, 2002. These fees were related to a special project that occurred during the first quarter of 2002 and will not be recurring in future quarters in 2002. Other non-interest income increased by $503,000 due to BOLI income, mortgage warehouse fees and a gain on sale of leases.

While management expects continued growth in non-interest income, the future rate of growth could be affected by increased competition from nationwide and regional financial institutions. In order to achieve continued growth in non-interest income, we may need to introduce new products or enter into new markets. Any new product introduction or new market entry would likely place additional demands on capital and managerial resources.

--------------------------------------------------------------------------------
TABLE 2 - NON-INTEREST INCOME
(In thousands)

                                         Three Months Ended      Nine Months Ended
                                            September 30           September 30
                                           2002      2001         2002        2001
                                         ------      ------      ------      ------
Service charges on deposit accounts      $  710      $  473      $2,055      $1,274
Trust fee income                            235         196         727         600
Gain on sale of securities                1,375         354       1,375       1,335
Cash processing fees                         --          --         993          --
Other                                       543         337       1,369         866
                                         ------      ------      ------      ------
Total non-interest income                $2,863      $1,360      $6,519      $4,075
                                         ======      ======      ======      ======


NON-INTEREST EXPENSE

Non-interest expense for the third quarter of 2002 increased $1.3 million or 18.4% compared to the third quarter of 2001. Salaries and employee benefits increased by $380,000 or 10.0%. The increase in salaries and employee benefits was due to an increase in full time employees from 206 at September 30, 2001 to 214 at September 30, 2002.

Advertising expense increased $417,000 or 1,345.2%. Advertising expense for the three months ended September 30, 2002 included $264,000 of direct marketing and branding, including print ads for the traditional bank, and $184,000 for the purchase of miles related to the American Airlines AAdvantage(R) program. We did not purchase any miles in 2001 because the miles that we were contractually required to purchase in 2000 were sufficient to cover our mileage rewards to customers for 2001. In 2002, we are purchasing miles as we utilize them. Legal and professional expenses increased $289,000 or 66.4%, mainly related to legal expenses incurred with our non-performing loans and leases.

Non-interest expense for the nine months ended September 30, 2002 increased $3.2 million, or 14.4%, compared to the same period of 2001. Salaries and employee benefits increased by $718,000 or 6.1% which accounts for 22.5% of the increase in non-interest expense.

Net occupancy expense for the nine months ended September 30, 2002 increased by $245,000, or 6.9%, mainly related to the relocation of our operations center in the last quarter of 2001.

Advertising expense for the nine months ended September 30, 2002 increased $801,000, or 383.3%, compared to the same period of 2001. Advertising expense for the nine months ended September 30, 2002 included $553,000 of direct marketing and branding, including print ads for the traditional bank, and $457,000 for the purchase of miles related to the American Airlines AAdvantage(R) program. Legal and professional expenses increased $913,000 or 72.3%, mainly related to legal expenses incurred with our non-performing loans and leases. Communications and data processing expense for the nine months ended September 30, 2002 decreased $39,000, or 1.8%, due to some increased efficiencies in our communications costs.

--------------------------------------------------------------------------------
TABLE 3 -NON-INTEREST EXPENSE
(In thousands)

                                        Three Months Ended       Nine Months Ended
                                            September 30            September 30
                                         2002        2001        2002         2001
                                        ------      ------      -------      -------

Salaries and employee benefits          $4,163      $3,783      $12,492      $11,774
Net occupancy expense                    1,214       1,222        3,767        3,522
Advertising and affinity payments          448          31        1,010          209
Legal and professional                     724         435        2,175        1,262
Communications and data processing         717         711        2,117        2,156
Franchise taxes                             34          39           81          105
Other                                    1,263       1,014        3,701        3,127
                                        ------      ------      -------      -------
Total non-interest expense              $8,563      $7,235      $25,343      $22,155
                                        ======      ======      =======      =======


INCOME TAXES

The Company utilized net operating loss carryforwards for the first nine months of 2002, but has expensed $700,000 of current tax expense during the third quarter and $1,828,000 for the nine months ended September 30, 2002 based on the expected effective rate for 2002.


ANALYSIS OF FINANCIAL CONDITION

The aggregate loan portfolio at September 30, 2002 increased $149.8 million from December 31, 2001 to $1.1 billion. Commercial loans increased $83.8 million and real estate loans increased $51.4 million. Construction loans decreased $869,000 and leases decreased $14.3 million.

--------------------------------------------------------------------------------
TABLE 4 - LOANS
(In thousands)

                         September 30,     December 31,
                            2002              2001
                         ------------      ------------
Commercial               $  486,140          $402,302
Construction                179,246           180,115
Real estate                 269,584           218,192
Consumer                     22,546            25,054
Leases receivable            20,211            34,552
Loans held for sale          76,053            43,764
                         ----------          --------
Total                    $1,053,780          $903,979
                         ==========          ========

We continue to lend primarily in Texas. As of September 30, 2002, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased individual leases and lease pools (primarily commercial and industrial equipment and vehicles), as well as selected loan participations and USDA government guaranteed loans.

SUMMARY OF LOAN LOSS EXPERIENCE

The reserve for loans losses, which is available to absorb losses inherent in the loan portfolio, totaled $13.8 million at September 30, 2002, $12.6 million at December 31, 2001 and $11.0 million at September 30, 2001. This represents 1.31%, 1.39% and 1.29% of total loans at September 30, 2002, December 31, 2001 and September 30, 2001, respectively.

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management's assessment of the loan portfolio in light of current economic conditions and market trends. The Company recorded a provision of $2.4 million for the quarter ended September 2002 and $1.7 million for the same quarter in 2001. These provisions were made to reflect management's assessment of the risk of loan losses specifically including risk associated with the continued rapid growth in the loan portfolio and the unseasoned nature of the current portfolio.

The reserve for loan losses is comprised of specific reserves assigned to classified loans and general reserves. We continuously evaluate our reserve for loan losses to maintain an adequate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of specific reserves include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All loan commitments rated substandard or worse and greater than $1,000,000 are specifically reviewed and a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans greater than $50,000. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate that portion of the required reserve assigned to unfunded loan commitments.

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

--------------------------------------------------------------------------------
TABLE 5 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)

                                                     Nine months   Nine months
                                                       ended          ended          Year ended
                                                    September 30,  September 30,     December 31,
                                                        2002           2001             2001
                                                    -------------  -------------     -----------
Beginning balance                                      $12,598         $ 8,910         $ 8,910
    Loans charged-off:
        Commercial                                       2,085           1,388           1,418
        Consumer                                             6              --              --
        Leases                                           1,042             353             656
                                                       -------         -------         -------
    Total                                                3,133           1,741           2,074
   Recoveries:
       Consumer                                             11              --              --
       Leases                                                9              --              --
                                                       -------         -------         -------
   Total for recoveries                                     20              --              --
                                                       -------         -------         -------
   Net chargeoffs                                        3,113           1,741           2,074
Provision for loan losses                                4,359           3,852           5,762
                                                       -------         -------         -------
Ending balance                                         $13,844         $11,021         $12,598
                                                       =======         =======         =======

Reserve for loan losses to loans outstanding at
   end of period                                          1.31%           1.29%           1.39%
Net charge-offs to average loans(1)                        .45%            .31%            .26%
Provision for loan losses to average loans(1)              .63%            .68%            .73%
Recoveries to gross charge-offs                            .64%             --              --
Reserve as a multiple of net chargeoffs                    4.5x            6.3x            6.1x

Non-performing and renegotiated loans:
    Loans past due (90 days)                           $ 1,686              $-         $   384
    Non-accrual                                          6,474           5,454           6,032
    Renegotiated                                            --              --           5,013
                                                       -------         -------         -------
Total                                                  $ 8,160         $ 5,454         $11,429
                                                       =======         =======         =======

Reserve as a percent of non-performing and
   renegotiated loans                                   169.66%         202.07%         110.23%

(1)  Interim period ratios are annualized.


NON-PERFORMING ASSETS

Non-performing assets include non-accrual loans and leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. We had non-accrual loans and leases of $6,474,000, $5,454,000 and $6,032,000 at
September 30, 2002, September 30, 2001, and December 31, 2001, respectively. At September 30, 2002, one loan relationship represented $3,056,000 of total non-accruals. We have specific reserves of $500,000 related to this relationship. At September 30, 2002, our non-accrual loans and leases consisted of $3,098,000 in commercial loans, $2,039,000 in real estate loans, and $1,337,000 in leases. At December 31, 2001, our non-accrual loans and leases consisted of $5,767,000 in commercial loans and $265,000 in leases. At September 30, 2002, we had $1,686,000 in loans past due 90 days and still accruing interest. Approximately 97% of this balance relates to loans that are 100% government guaranteed and are expected to be paid off in the fourth quarter. At September 30, 2002, we had $284,000 in other repossessed assets, which consist of collateral that has been repossessed.

Generally, we place loans on non-accrual when there is a clear indication that the borrower's cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. Reserves on impaired loans are measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral.


LIQUIDITY AND CAPITAL RESOURCES

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our bank's balance sheet committee, and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2001 and for the nine months ended September 30, 2002, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank).

Since early 2001, our liquidity needs have primarily been fulfilled through growth in our traditional bank customer and stockholder deposits. Our goal is to obtain as much of our funding as possible from deposits of these customers and stockholders, which as of September 30, 2002, comprised $761.0 million, or 68%, of total deposits, compared to $512.4 million, or 58%, of total deposits, at September 30, 2001. These traditional deposits are generated principally through development of long-term relationships with customers and stockholders.

In addition to deposits from our traditional bank customers and stockholders, we also have access to incremental consumer deposits through BankDirect and through brokered retail certificates of deposit, or CDs. As of September 30, 2002, BankDirect deposits comprised $198.6 million, or 18%, of total deposits, and brokered retail CDs comprised $160.0 million, or 14%, of total deposits. Our dependence on internet deposits and retail brokered CDs is limited by our internal funding guidelines, which as of September 30, 2002, limited borrowing from these sources to 15-25% and 10-20%, respectively, of total deposits.

Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), securities sold under repurchase agreements, treasury, tax and loan notes, and advances from the Federal Home Loan Bank, or FHLB. As of September 30, 2002, our borrowings consisted of a total of $246.9 million of securities sold under repurchase agreements, $69.7 million of downstream federal funds purchased, $10.0 million of upstream federal funds purchased, $5.0 million from customer repurchase agreements and $16.4 million of treasury, tax and loan notes. Credit availability from the FHLB is based on our bank's financial and operating condition and borrowing collateral we hold with the FHLB. At September 30, 2002, borrowings from the FHLB consisted of approximately $143,000 of term advances bearing interest at 5.28% and $20.0 million of overnight advances bearing interest at 2.15%. Our unused FHLB borrowing capacity at September 30, 2002 was approximately $205.0 million. As of September 30, 2002, $10.0 million of our borrowings consisted of upstream federal funds purchased, and we had unused upstream federal fund lines available from commercial banks of approximately $70.0 million. During the nine months ended September 30, 2002, our average borrowings from these sources were 15% of average assets, which is well within our internal funding guidelines, which limit our dependence on borrowing sources to 15-25% of total assets. In accordance with our current internal guidelines, excess funding capacity is monitored and maintained at a level in excess of 25% of total assets at all times. Average borrowed funds were $193.7 million during the nine month period ended September 30, 2002. The maximum amount of borrowed funds outstanding at any month-end during the first nine months of 2002 was $368.1 million, or 23%, of total assets.

As of September 30, 2002, our contractual obligations and commercial commitments, other than deposit liabilities, were as follows:


                                                  After One     After Three
                                       Within     but Within     but Within   After Five
                                      One Year    Three Years    Five Years      Years        Total
                                      --------    -----------   -----------   ----------     --------
                                                               (In Thousands)
Federal funds purchased               $ 79,699      $     --      $     --      $    --      $ 79,699
Securities sold under repurchase
   agreements                           28,165       214,215         4,500           --       246,880
Customer repurchase agreements           4,968            --            --           --         4,968
Treasury, tax and loan notes            16,397            --            --           --        16,397
FHLB borrowings                         20,143            --            --           --        20,143
Operating lease obligations              2,438         4,374         4,182        5,953        16,947
                                      --------      --------      --------      -------      --------
Total contractual obligations         $151,810      $218,589      $  8,682      $ 5,953      $385,034
                                      ========      ========      ========      =======      ========

The contractual amount of our financial instruments with off-balance sheet risk expiring by period at September 30, 2002 is presented below:


                                                  After One     After Three
                                       Within     but Within     but Within   After Five
                                      One Year    Three Years    Five Years      Years        Total
                                      --------    -----------   -----------   ----------     --------
                                                               (In Thousands)

Commitments to extend credit          $235,309      $81,997        $5,169       $7,092       $329,567
Standby letters of credit               19,399        5,867            --           --         25,266
                                      --------      -------        ------       ------       --------
Total financial instruments with
   off-balance sheet risk             $254,708      $87,864        $5,169       $7,092       $354,833
                                      ========      =======        ======       ======       ========

Due to the nature of our unfunded loan commitments, including unfunded lines of credit, the amounts presented in the table above do not necessarily represent amounts that we anticipate funding in the periods presented above.

Our equity capital averaged $115.3 million for the nine months ended September 30, 2002 as compared to $89.3 million for the same period in 2001. This increase reflects our retention of net earnings during this period. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the future.

--------------------------------------------------------------------------------
TABLE 7 - CAPITAL RATIOS

                                               September 30,    September 30,
                                                   2002             2001
                                               -------------    -------------
Risk-based capital:
   Tier 1 capital                                 9.59%           9.26%
   Total capital                                 10.75%          10.39%
Leverage                                          8.45%           8.42%

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

We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles. Not all these significant accounting policies require management to make difficult, subjective, or complex judgments. However, the policies noted below could be deemed to meet the SEC's definition of critical accounting policies.

Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 5, "Accounting for Contingencies." The allowance for loan losses is established through a provision for loan losses charge to current earnings. The amount maintained in the allowance reflects management's continuing evaluation of the loan losses inherent in the loan portfolio. The allowance for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general reserve, the portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. See "Summary of Loan Loss Experience" for further discussion of the risk factors considered by management in establishing the allowance for loan losses.

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

The responsibility for managing market risk rests with the Balance Sheet Management Committee (BSMC), which operates under policy guidelines established by the Board of Directors. The negative acceptable variation in net interest revenue due to a 200 basis point increase or decrease in interest rates is generally limited by these guidelines to +/- 10%. These guidelines also establish maximum levels for short-term borrowings, short-term assets, and public and brokered deposits. They also establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is the ongoing responsibility of the BSMC, with exceptions reported to the full Board of Directors on a quarterly basis.

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

The two "shock test" scenarios assume an instantaneous sustained parallel 200 basis point increase or decrease, respectively, in interest rates. As short-term rates fell below 2.0% by the end of 2001, we could not assume interest rate changes of 200 basis points as the results in the decreasing rates scenario would be negative rates. Therefore, we are using 150 basis point variances for our "shock test" scenarios until short-term rates rise above 2.0%.

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

This modeling indicated interest rate sensitivity is as follows:

--------------------------------------------------------------------------------
TABLE 6 - INTEREST RATE SENSITIVITY
(In thousands)

                                            Anticipated Impact Over the Next Twelve Months
                                                 as Compared to Most Likely Scenario
                                         -----------------------------------------------------
                                             150 bp Increase             150 bp Decrease
                                              September 2002              September 2002
                                         -------------------------   -------------------------

Change in net interest income                    $ 7,558                     $(10,359)

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

We expect our balance sheet will continue to be asset sensitive over the next twelve months, which means that we will have more loans repricing than deposits over this period. This is largely due to the concentration of our assets in variable rate (rather than fixed rate) loans. In the current rate environment, management may choose to fund investment securities purchased with term liabilities/deposits to lock in a return. Investment securities are generally held in the "available for sale" category so that gains and losses can be realized as appropriate. At certain times, we use the "held to maturity" category if we are not planning to sell these securities before maturity.

As of September 30, 2002, the bank sources approximately 18% of its total deposits from retail consumer internet deposit customers through BankDirect. These retail consumer deposits may be more interest rate sensitive than our other deposits as a result of the extremely competitive internet banking market.

                           PART II - OTHER INFORMATION


ITEM 2.      CHANGES IN SECURITIES

         We amended our Certificate of Designation of 6.0% Series A Convertible Preferred Stock ("Series A Certificate of Designation"). The amendment to our Series A Certificate of Designation provided for adjustment, in the event of a stock dividend, stock split, reclassification or other similar corporate event affecting our Series A Preferred Stock, of the price which triggers automatic conversion of our Series A Preferred Stock into our common stock upon (1) the consummation of an initial public offering or (2) shares of our common stock being quoted on the New York Stock Exchange or Nasdaq National Market for 30 consecutive trading days.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We solicited written consents of the holders of our Series A Preferred Stock and common stock in order to amend the Series A Certificate of Designation. Our Series A Preferred Stock is automatically converted into shares of our common stock upon certain events. The amendment to our Series A Certificate of Designation provided for adjustment, in the event of a stock dividend, stock split, reclassification or other similar corporate event affecting our Series A Preferred Stock, of the price which triggers automatic conversion of our Series A Preferred Stock in to our common stock upon (1) the consummation of an initial public offering or (2) shares of our common stock being quoted on the New York Stock Exchange or Nasdaq National Market for 30 consecutive trading days.

         The holders of our Series A Preferred Stock, as a class, and the holders of our Series A Preferred Stock and our common stock collectively, as a class, consented to the amendment of the Series A Certificate of Designation. From the holders of our Series A Preferred Stock we received 529,770 consents, which represents 50.11% of the total shares of our Series A Preferred Stock outstanding. From the holders of our Series A Preferred Stock and our common stock collectively, as a class, we received 11,672,718 consents which represents 56.74% of the total shares of our Series A Preferred Stock and common stock collectively, as a class, outstanding.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  99.1    Certification of Chief Executive Officer

                  99.2    Certification of Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TEXAS CAPITAL BANCSHARES, INC.



Date:   November 13, 2002           /s/ Gregory B. Hultgren
                                    -----------------------------------------
                                    Gregory B. Hultgren
                                    Chief Financial Officer
                                    (Duly authorized officer and principal
                                    financial officer)

                                 CERTIFICATIONS

I, Joseph M. Grant, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Texas Capital Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


/s/ JOSEPH M. GRANT
---------------------------------------------
Joseph M. Grant
Chief Executive Officer

I, Gregory B. Hultgren, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Texas Capital Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


/s/ GREGORY B. HULTGREN
---------------------------------------------------
Gregory B. Hultgren
Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number


99.1     Certification of Chief Executive Officer

99.2     Certification of Chief Financial Officer