Form 10-Q/A
period 2002-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2002-11-15
CIK 1077428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 1
                                       to
                                    FORM 10-Q

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

                         Texas Capital Bancshares, Inc.
                                    Form 10-Q
                        Quarter Ended September 30, 2002

                                      Index

Part I. Financial Information

     Item 1.  Financial Statements
              Consolidated Statements of Operations - Unaudited                                             3
              Consolidated Balance Sheets - Unaudited                                                       4
              Consolidated Statements of Changes in Stockholders' Equity - Unaudited                        5
              Consolidated Statements of Cash Flows - Unaudited                                             6
              Notes to Consolidated Financial Statements - Unaudited                                        7
              Financial Summaries - Unaudited                                                              11

     Item 2.  Management's Assessment of Operations and Financial Condition                                13

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                   23

     Item 4.  Controls and Procedures                                                                      24

Part II. Other Information

     Item 2.  Changes in Securities                                                                        25

     Item 4.  Submission of Matters to a Vote of Security Holders                                          25

     Item 6.  Exhibits and Reports on Form 8-K                                                             25

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

ITEM 4. CONTROLS AND PROCEDURES

         The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures as of September 30, 2002 and concluded that those disclosure controls and procedures are effective. There have been no changes in the Company's internal controls or in other factors known to the Company that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weakness. While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

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