Form 10-K
period 2002-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2003-03-26
CIK 1077428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2002

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from __________ to _________ (No fee required)


                         TEXAS CAPITAL BANCSHARES, INC.
                              (Name of Registrant)


           DELAWARE                    000-30533             75-2679109
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

Information required by Part III of Form 10-K (documents incorporated by reference) is incorporated by reference in this report from the Issuer's Definitive Proxy Materials in accordance with Schedule 14A regarding the Issuer's annual meeting of stockholders to be held May 20, 2003, which Definitive Proxy Materials will be filed no later than April 30, 2003.

At February 28, 2003, there were 19,199,356 shares of the Issuer's common stock outstanding.

The aggregate market value of common stock held by non-affiliates of the Issuer (the most recent sale price of the common stock's purchase to a private offering in June 2000) was approximately $109,480,000 at June 30, 2002.

                         TEXAS CAPITAL BANCSHARES, INC.
                         2100 McKinney Avenue, Suite 900
                               Dallas, Texas 75201







                                  ANNUAL REPORT
                                     for the
                                   Year Ended
                                December 31, 2002

                                TABLE OF CONTENTS




Part I
Item 1.   Business....................................................................1
Item 2.   Properties.................................................................13
Item 3.   Legal Proceedings..........................................................14


Part II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters......15
Item 6.   Selected Consolidated Financial Data.......................................17
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations......................................................19
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk..................41
Item 8.   Financial Statements and Supplementary Data................................43


Part III
Item 10.  Directors and Executive Officers of the Registrant.........................70
Item 11.  Executive Compensation.....................................................70
Item 12.  Security Ownership of Certain Beneficial Owners and Management.............70
Item 13.  Certain Relationships and Related Transactions.............................70
Item 14.  Controls and Procedures....................................................71


Part IV
Item 15.  Exhibits...................................................................71

                                ITEM 1. BUSINESS


BACKGROUND

         We were organized in March 1998 to serve as the holding company for an independent bank managed by Texans and oriented to the needs of the Texas marketplace. We decided that the most efficient method of building an independent bank was to acquire an existing bank and substantially increase the equity capitalization of the bank through private equity financing. The acquisition of an existing bank was attractive because it would enable us to avoid the substantial delay involved in chartering a new national or state bank. Our predecessor bank, Resource Bank, N.A., headquartered in Dallas, Texas, had completed the chartering process and commenced operations in October 1997. We acquired Resource Bank in December 1998.

         We also concluded that substantial equity capital was needed to enable us to compete effectively with the subsidiary banks of nationwide banking conglomerates that operate in the Texas market. Accordingly, in June 1998, we commenced a private offering of our common stock and were successful in raising approximately $80.0 million upon completion of the offering.

GROWTH HISTORY

         We have grown substantially in both size and profitability since our formation. The table below sets forth data regarding the growth of key areas of our business from December 1998 through December 2002.

                                                       December 31
                            2002           2001           2000           1999           1998
                         ----------     ----------     ----------     ----------     ----------
                                                     (In Thousands)

Loans                    $1,122,506     $  903,979     $  629,109     $  227,600     $   11,092
Assets                    1,793,282      1,164,779        908,428        408,579         89,311
Deposits                  1,196,535        886,077        794,857        287,068         16,018
Stockholders' equity        124,976        106,359         86,197         72,912         73,186

         The following table provides information about the growth of our loan portfolio by type of loan from December 1998 to December 2002.

                                                                      December 31
                                       2002             2001             2000             1999             1998
                                   ------------     ------------     ------------     ------------     ------------
                                                                    (In Thousands)
Commercial loans                   $    509,505     $    402,302     $    325,774     $    152,749     $      2,227
Total real estate loans                 455,154          398,307          248,804           63,344            7,696
   Construction loans                   172,451          180,115           83,931           11,565            4,554
   Permanent real estate loans          282,703          218,192          164,873           51,779            3,142
Equipment leases                         17,546           34,552           17,093              642               --
Consumer loans                           24,195           25,054           36,092           10,865            1,169

THE TEXAS MARKET

         The Texas marketplace has historically been served by independent Texas banks. In 1986, all ten of the largest banks with operations in Texas were headquartered in Texas. Bankers often spent their entire careers working in Texas-based banks in a single community. As a result, their knowledge of the community was based on years of experience providing banking services to businesses and prominent individuals. The business and personal relationships of these bankers within the community often spanned many years. The banking crisis of the late 1980s changed the Texas banking industry dramatically. The collapse of the Texas energy industry spurred by the precipitous decline in the price of oil beginning in 1986, combined with the collapse of the Texas real estate market, caused virtually every bank and thrift in Texas to experience severe financial difficulty as the value of the collateral for their real estate and energy loans plummeted.

         By 1993, nine of the ten largest commercial banks in Texas had been closed by federal regulators or sold to out-of-state bank conglomerates, due in significant part to these difficulties. A number of large independent Texas banks became branches of out-of-state nationwide banks. It is our perception that these nationwide banks focused their Texas operations more on retail consumer banking clients and large commercial clients with revenues over $250 million and reduced their emphasis on the established banking relationships with middle market businesses and high net worth individuals that had been built over years of experience by the bankers of the independent Texas banks. Many of these experienced bankers with established relationships in their communities left the banking industry, joined smaller community banks and thrifts or the nationwide, out-of state banks that had entered the Texas market following the economic crisis of the 1980s. Today, Texas' four largest banking organizations by deposits are headquartered outside of Texas and approximately 54% of total deposits in the state are controlled by out-of-state organizations. We believe that many middle market companies and high net worth individuals are interested in banking with a company headquartered in, and with decision-making authority based in, Texas and with established Texas bankers who have the expertise to act as trusted advisors to the customer with regard to its banking needs. Our banking centers, which are serviced by experienced bankers with lending expertise in the specific industries found in their market areas and established community ties, can offer these customers responsive, personalized service. We believe that, if we service these customers properly, we will be able to establish long-term relationships and provide multiple products to our customers, thereby enhancing our profitability.

         We believe that the Texas economy presents an attractive opportunity to build an independent bank managed by Texans and oriented to the needs of the Texas economic marketplace. The population of Texas in 2001 was estimated at
21.1 million, making it the second most populous state in the country. From 1990 to 2001, the population of Texas grew by approximately 4.2 million, representing a 24.5% increase. Approximately 85% of the residents of Texas live in metropolitan areas and population growth in metropolitan areas accounted for approximately 91% of the increase in population from 1990 to 2000. In terms of population, Texas is expected to be among the ten fastest growing states in the U.S. over the period from 2001 to 2006, and the third fastest growing state of the ten most populous states over that period. In addition, average 2001 per capita income of $26,430 in our target markets (the five largest metropolitan markets in the state of Texas) was above the U.S. average and is expected to grow faster than any of the ten largest metropolitan statistical areas in the U.S. for the period 2001 to 2006. The Texas banking markets have grown over the past five years, with statewide deposits increasing from $184.2 billion in 1996 to $243.4 billion in 2001, representing a compounded annual growth rate of 5.74%, compared to 5.38% nationally. The Texas economy has diversified substantially from its energy-driven economy of the 1970s and 1980s to include a greater diversification among industries such as services, technology and manufacturing. Accordingly, we expect that the local Texas markets will grow faster than most in the U.S. with less volatility than experienced in the past, providing opportunities for above-average growth and potential profitability for us. Although current estimates of future economic and demographic data may indicate a favorable trend, there is no assurance that the actual results will follow those trends, especially as the Texas market may be subject to unexpected economic downturns.

BUSINESS STRATEGY

         Utilizing the business and community ties of our management and their banking experience, our strategy is to build an independent bank that focuses primarily on middle market business customers and high net worth individual customers in each of the major metropolitan markets of Texas. To achieve this, we seek to implement the following strategies:

         o Target middle market business and high net worth individual market segments;

         o Focus our business development efforts on the key major metropolitan markets in Texas;

         o Hire experienced bankers and open strategically-located banking centers;

         o Efficiently manage our infrastructure and capital base, which includes:

                  o leveraging our existing infrastructure to support a larger volume of business;

                  o tight internal approval processes for capital and operating expenses; and

                  o extensive use of outsourcing to provide cost-effective operational support with service levels consistent with large-bank operations;

         o Continue to use BankDirect, our Internet banking website, as a way to diversify our funding sources by attracting retail deposits on a nationwide basis; and

         o Expand our geographic reach and business mix by hiring qualified local bankers, establishing select banking locations and completing selective acquisitions in new markets.

         TARGET THE ATTRACTIVE MIDDLE MARKET BUSINESS AND HIGH NET WORTH INDIVIDUAL MARKET SEGMENTS.

         Our business strategy concentrates on business customers with annual revenues between $5 million and $250 million, commonly referred to as "middle market" businesses, and high net worth individual customers, which we generally define as individuals with net worth in excess of $1 million. We believe these core customers are currently underserved in Texas. It is our perception that the Texas operations of the large nationwide banks generally do not emphasize middle market businesses or high net worth individuals, preferring instead to focus on retail consumer banking clients and large commercial clients with revenues over $250 million. Smaller community banks, savings and loans, and credit unions tend to focus on residential mortgage loans, consumer loans and retail deposit accounts. As a result of these market conditions, we believe we can operate successfully by focusing on middle market businesses and high net worth individuals. These customers generally have the size and sophistication to demand customized products and services, which we believe our bankers are well-equipped to understand and provide due to their experience and personal relationships with their clients.

         FOCUS OUR BUSINESS DEVELOPMENT EFFORTS ON THE KEY METROPOLITAN MARKETS IN TEXAS.

         The relationships of our bankers tend to be centered on the large metropolitan areas of Texas. In addition, these metropolitan areas offer high concentrations of our core middle market business and high net worth individual customers. We also believe the diverse nature of the middle market business communities in large Texas metropolitan markets provides us with a broad, diverse customer base that will allow us to spread our lending risks throughout a number of different borrowers and industries. As a result, we intend to focus our development efforts on these market areas.

         GROW OUR LOAN AND DEPOSIT BASE IN OUR EXISTING MARKETS BY HIRING ADDITIONAL EXPERIENCED BANKERS AND OPENING SELECT STRATEGICALLY LOCATED BANKING CENTERS.

         We believe that the experience and personal relationships of our bankers provide a competitive advantage and are a critical factor in our ability to grow our business. The personal relationships of our bankers increase our opportunities to market our products and services to existing customers and obtain new customers, particularly among our core middle market business and high net worth individual customers in our markets. We believe that the experience of our bankers allows them to better appreciate and anticipate the needs and demands of our customers. We provide our bankers with substantial latitude regarding their customers and, as much as possible, we attempt to allow local bankers to resolve issues that arise. This reinforces the relationship between our bankers and the customers and enables us to better benefit from our bankers' knowledge of our customers, their industry and their community. We intend to continue to hire bankers with extensive banking, community and personal relationships, particularly in market areas where we do not have an established presence. We also intend to use the knowledge and experience of our bankers in our market areas to identify potential new lending relationships.

         IMPROVE OUR FINANCIAL PERFORMANCE THROUGH THE EFFICIENT MANAGEMENT OF OUR INFRASTRUCTURE AND CAPITAL BASE, WHICH INCLUDES:

         o LEVERAGING OUR EXISTING INFRASTRUCTURE TO SUPPORT A LARGER VOLUME OF BUSINESS

                  We have made investments in our infrastructure in order to centralize many of our critical operations, such as credit policy, finance, data processing and loan application processing. We believe that our existing infrastructure can accommodate substantial additional growth without substantial additional capital expenditures. We also believe that the centralization of our administrative operations enables us to maximize efficiency through economies of scale without jeopardizing the personal relationships of our bankers with their customers.

         o        TIGHT INTERNAL APPROVAL PROCESSES FOR CAPITAL AND OPERATING
                  EXPENSES

                  We maintain stringent cost control practices and policies to increase the efficiency of our operations. A part of the annual bonuses we pay our managers is based on the extent to which they are successful in containing expenses and increasing efficiency. In addition, all salary increases and capital expenditures in excess of $25,000 are reviewed by a committee comprised of our senior management. Capital expenditures in excess of $10,000 must be approved by our chief financial officer.

         o EXTENSIVE USE OF OUTSOURCING TO PROVIDE COST-EFFECTIVE OPERATIONAL SUPPORT WITH SERVICE LEVELS CONSISTENT WITH LARGE-BANK OPERATIONS

                  We use outside service providers where they can increase the efficiency of our operations. Currently, our loan documentation, data processing and bank operations, and almost all our internal, regulatory and audit examinations, are provided by outside service providers. We intend to continue to review our operations to determine where we can contain costs by using third party service providers.

         CONTINUE TO USE BANKDIRECT AS A WAY TO DIVERSIFY OUR FUNDING SOURCES BY ATTRACTING DEPOSITS ON A NATIONWIDE BASIS.

         We currently use BankDirect as a source of retail deposits to fund our lending activities. We intend to continue to use BankDirect to attract depositors that retain higher balances in their accounts.

         EXPAND OUR GEOGRAPHIC REACH AND BUSINESS MIX BY HIRING QUALIFIED BANKERS, ESTABLISHING SELECT BANKING LOCATIONS AND COMPLETING SELECTIVE ACQUISITIONS.

         We intend to expand our business by hiring experienced bankers in our current market areas and in new market areas. We believe that hiring bankers in our current market areas will augment our business by providing us with access to established relationships with potential new customers and industries in our current market areas. In addition, hiring experienced bankers in other markets can enable us to enter new market areas with an established presence and existing relationships in that market area. Selective acquisitions of other banks or the addition of select banking locations can also allow us to expand and grow our business. Acquisitions of banks that have lower ratios of loans to deposits than us can also allow us to significantly increase our net deposits, increasing our ability to make loans to our core customers. Expanding our banking network into an underserved area may also allow us to increase our deposits and fund our lending activities. Although we do not have any current commitments with respect to acquisitions or additional banking locations, we believe that acquisitions and the establishment of select banking locations are potentially available in our existing market areas and in new market areas and we intend to pursue such opportunities in the future.

PRODUCTS AND SERVICES

         We offer a variety of loan, deposit account and other financial products and services to our customers. At December 31, 2002, we maintained approximately 15,200 deposit accounts and 2,700 loan accounts.

         BUSINESS CUSTOMERS. We offer a full range of products and services oriented to the needs of our business customers, including:

         o commercial loans for working capital and to finance internal growth, acquisitions and leveraged buyouts;

         o        permanent real estate and construction loans;

         o        equipment leasing;

         o        cash management services;

         o        trust and escrow services;

         o        letters of credit; and

         o        business insurance products.

         INDIVIDUAL CUSTOMERS. We also provide complete banking services for our individual customers, including:

         o        personal trust and wealth management services;

         o        certificates of deposit;

         o interest bearing and non-interest bearing checking accounts with optional features such as Visa(R) debit/ ATM cards and overdraft protection;

         o        traditional savings accounts;

         o        consumer loans, both secured and unsecured;

         o        mortgages and home equity loans;

         o branded Visa(R) credit card accounts, including gold-status accounts; and

         o        personal insurance products.

LENDING ACTIVITIES

         We target our lending to middle market businesses and high net worth individuals that meet our credit standards. The credit standards are set by our standing Credit Policy Committee with the assistance of our Chief Credit Officer, who is charged with ensuring that credit standards are met by loans in our portfolio. Our Credit Policy Committee is comprised of senior bank officers including the President of our bank, our Chief Lending Officer and our Chief Credit Officer. Our credit standards for commercial borrowers reference numerous criteria with respect to the borrower, including historical and projected financial information, strength of management, acceptable collateral and associated advance rates, and market conditions and trends in the borrower's industry. In addition, prospective loans are also analyzed based on current industry concentrations in our loan portfolio to prevent an unacceptable concentration of loans in any particular industry. We believe our credit standards are similar to the standards generally employed by large nationwide banks in the markets we serve. We believe that we differentiate our bank from its competitors by focusing on and aggressively marketing to our core customers and accommodating, to the extent permitted by our credit standards, their individual needs.

         We generally extend variable rate loans in which the interest rate fluctuates with a predetermined indicator such as the United States prime rate or the London Inter-Bank Offered Rate (LIBOR). Our use of variable rate loans is designed to protect us from risks associated with interest rate fluctuations since the rates of interest earned will automatically reflect such fluctuations. As of December 31, 2002, approximately 90% of the loans by outstanding principal balance in our portfolio were variable rate loans.

         COMMERCIAL LOANS. Our commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit for working capital generally are renewed on an annual basis and our term loans generally have terms of two to five years. Our lines of credit and term loans typically have floating interest rates. Commercial loans can contain risk factors unique to the business of each customer. In order to mitigate these risks and better serve our customers, we seek to gain an understanding of the business of each customer and the reliability of their cash flow, so that we can place appropriate value on collateral taken and structure the loan to maintain collateral values at appropriate levels. In analyzing credit risk, we generally focus on the business experience of our borrowers' management. We prefer to lend to borrowers with an established track record of loan repayment and predictable growth and cash flow. Our energy production loans are usually collateralized with proven reserves and have amortization schedules that extend for one-half of the projected life plus one year of the proven reserves. We also rely on the experience of our bankers and their relationships with our customers to aid our understanding of the customer and its business. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit typically are reviewed annually and are supported by accounts receivable, inventory and equipment. Depending on the risk profile of the borrower, we may require periodic aging of receivables, as well as borrowing base certificates representing current levels of inventory, equipment, and accounts receivables. Our term loans are typically also secured by the assets of our clients' businesses. Commercial borrowers are required to provide updated personal and corporate financial statements at least annually. At December 31, 2002, funded commercial loans totaled approximately $509.5 million, approximately 45.4% of our total funded loans.

         PERMANENT REAL ESTATE LOANS. Approximately one half of our permanent real estate loan portfolio is comprised of loans secured by commercial properties occupied by the borrower. We also provide temporary financing for commercial and residential property. Our permanent real estate loans generally have terms of five to seven years. We generally avoid long-term loans for commercial real estate held for investment. Our permanent real estate loans have both floating and fixed rates. Depending on the financial situation of the borrower, we may require periodic appraisals of the property to verify the ongoing quality of our collateral. At December 31, 2002, funded permanent real estate loans totaled approximately $282.7 million, approximately 25.2% of our total funded loans.

         CONSTRUCTION LOANS. Our construction loan portfolio consists primarily of single-family residential properties and commercial projects used in manufacturing, warehousing, service or retail businesses. Our construction loans generally have terms of one to three years. We typically make construction loans to developers, builders and contractors that have an established record of successful project completion and loan repayment. We closely monitor the status of each construction loan and the underlying project throughout its term. These loans typically have floating rates and commitment fees. Typically, we require full investment of the borrower's equity in construction projects prior to releasing our funds. Generally, we do not allow our borrowers to recoup their equity from the sale proceeds of finished units until we have recovered our funds on the overall project. We use a title company to disburse periodic draws from the construction loan to attempt to avoid title problems at the end of the project. At December 31, 2002, funded construction real estate loans totaled approximately $172.5 million, approximately 15.4% of our total funded loans.

         EQUIPMENT LEASES. We provide equipment financing in the form of capital and operating leases. Our lease financings generally have terms of three to five years. The leases are secured by the equipment purchased with the lease financing. Interest rates are generally fixed and based on the actual depreciation of the collateral equipment. At December 31, 2002, funded equipment lease financings totaled approximately $17.5 million, approximately 1.6% of our total funded loans.

         LETTERS OF CREDIT. We issue standby or performance letters of credit, and can service the international needs of our clients through correspondent banks. At December 31, 2002, our commitments under letters of credit totaled approximately $22.1 million.

         CONSUMER LOANS. Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our personal lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating interest rates. We generally require assets as collateral for consumer loans, but if the financial situation of the customer is sufficient, we will grant unsecured lines of credit. We also examine the personal liquidity of our individual borrowers, in some cases requiring agreements to maintain a minimum level of liquidity, to insure that the borrower has sufficient liquidity to repay the loan. Due to low levels of profitability, interest rate risks and collateral risks, we do not consider secured consumer loans, such as automobile loans, a core part of our business. Our rates are generally higher than the rates offered by other providers of these loans. At December 31, 2002, funded consumer loans totaled approximately $24.2 million, approximately 2.2% of our total funded loans. Of these funded consumer loans, approximately $8.3 million are not secured by specific collateral or are unsecured, representing approximately 34.1% of our total funded consumer loans.

         We infrequently make consumer residential real estate loans consisting primarily of first and second mortgage loans for residential properties. We do not retain long-term, fixed rate residential real estate loans in our portfolio due to interest rate and collateral risks and low levels of profitability. We do not consider consumer residential real estate loans a core part of our business. Our rates are generally higher than the rates offered by other providers of these loans.

         We maintain a diversified loan portfolio and do not focus on any particular industry or group of related industries. Credit policies and underwriting guidelines are tailored to address the unique risks associated with each industry represented in the portfolio. The table below sets forth information regarding the distribution of our funded loans among various industries at December 31, 2002.

                                                          Funded Loans
                                                  -----------------------------
                                                                     Percent
                                                     Amount          of Total
                                                  ------------     ------------
                                                      (Dollars in Thousands)

Agriculture                                       $     10,488              0.9%
Contracting                                            111,349              9.9
Government                                               9,519              0.8
Manufacturing                                           76,638              6.8
Personal/household                                     187,256             16.7
Petrochemical and mining                               133,752             11.9
Retail                                                  19,779              1.8
Services                                               424,003             37.8
Wholesale                                               68,054              6.1
Investors and investment management companies           81,668              7.3
                                                  ------------     ------------
Total                                             $  1,122,506            100.0%
                                                  ============     ============

         Loans extended to borrowers within the contracting industry are composed largely of loans to land subdividers and developers and to both heavy construction and general commercial contractors. Many of these loans are secured by real estate properties, the development of which is being funded by our bank's financing. Loans extended to borrowers within the petrochemical and mining industries are predominantly loans to finance the exploration and production of petroleum and natural gas. These loans are generally secured by proven petroleum and natural gas reserves. Personal/household loans include loans to certain high net worth individuals for commercial purposes and mortgage loans held for sale, in addition to consumer loans. Loans extended to borrowers within the services industries include loans to finance working capital and equipment, as well as loans to finance investment and owner-occupied real estate. Significant trade categories represented within the services industry include, but are not limited to, real estate services, financial services, leasing companies, transportation and communication, and hospitality services. Borrowers represented within the real estate services category are largely owners and managers of both residential and non-residential commercial real estate properties.

         We make loans that are appropriately collateralized under our credit standards. Over 90% of our funded loans are secured by collateral. The table below sets forth information regarding the distribution of our funded loans among various types of collateral at December 31, 2002.

                                     Funded Loans
                              -------------------------
                                              Percent
                                Amount        of Total
                              ----------     ----------
                                (Dollars in Thousands)

Business assets               $  200,512           17.9%
Energy                           114,552           10.2
Highly liquid assets             181,782           16.2
Real property                    455,679           40.6
Rolling stock                     26,347            2.4
U. S. Government guaranty         38,489            3.4
Agricultural assets                  166           <0.1
Other assets                      10,328            0.9
Unsecured                         94,651            8.4
                              ----------     ----------
Total                         $1,122,506          100.0%
                              ==========     ==========

DEPOSIT PRODUCTS

         We offer a variety of deposit products to our core customers at interest rates that are competitive with other banks. Our business deposit products include commercial checking accounts, lockbox accounts, cash concentration accounts, and other cash management products. Our consumer deposit products include checking accounts, savings accounts, money market accounts and certificates of deposit. We also allow our consumer deposit customers to access their accounts, transfer funds, pay bills and perform other account functions over the Internet and through ATM machines. At December 31, 2002, we maintained approximately 7,900 deposit accounts at our traditional bank, representing approximately $990.3 million in total deposits.

BANKDIRECT

         BankDirect, our Internet banking website, operates as a division of our bank. It provides a valuable source of deposit funds. As of December 31, 2002, BankDirect had a total of approximately 7,300 existing deposit accounts containing total deposits of approximately $206.2 million.

         BankDirect provides a complete line of consumer deposit products at attractive interest rates primarily to large depositors. We do not currently nor do we currently intend to offer loans or other credit products through BankDirect. The Internet-based approach of BankDirect allows our customers to conduct banking activities from any computer that has access to the Internet and a secure web browser. Its deposit products and services include interest bearing checking, savings and money market accounts and certificates of deposit. BankDirect customers can direct payments, transfer funds and perform other account functions through a secure web browser. In addition, customers can access their accounts at any ATM machine. All banking transactions are encrypted and all transactions are routed to and from an Internet server within our security system.

TRUST AND ASSET MANAGEMENT

         Our trust services include investment management, personal trust and estate services, custodial services, retirement accounts and related services. Our investment management professionals work with our clients to define objectives, goals and strategies for their investment portfolios. We assist the client with the selection of an investment manager and work with the client to tailor the investment program accordingly. Our trust and estate account administrators work with our clients and their attorneys to establish their estate plans. We work closely with our clients and their beneficiaries to ensure that their needs are met and to advise them on financial matters. When serving as trustee or executor, we often structure and oversee investment portfolios. We also provide our clients with custodial services for the safekeeping of their assets. Consistent with our focus on relationship building, we emphasize a high level of personal service in our trust area, including prompt collection and reinvestment of interest and dividend income, daily valuation, tracking of tax information, customized reporting and ease of security settlement. We also offer retirement products such as individual retirement accounts and administrative services for retirement vehicles such as pension and profit sharing plans.

INSURANCE AND INVESTMENT SERVICES

         Texas Capital Bank Wealth Management Services, Inc. was formed as a wholly-owned subsidiary of our bank in April 2002. Texas Capital Bank Wealth Management Services brokers corporate and personal property and casualty insurance as well as group health and life insurance products to individuals and businesses. We anticipate that it will also seek to offer limited securities brokerage services in the future.

EMPLOYEES

         As of December 31, 2002, we had 215 full-time employees, 116 of whom were officers of our bank. None of our employees is represented by a collective bargaining agreement and we consider our relations with our employees to be good.

REGULATION AND SUPERVISION

         Current banking laws contain numerous provisions affecting various aspects of our business. As a bank, Texas Capital Bank is subject to federal banking laws and regulations that impose specific requirements on and provide regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation or FDIC, and the banking system as a whole, rather than for the protection of our stockholders. Banking regulators have broad enforcement powers over bank holding companies and banks and their affiliates, including the power to impose large fines and other penalties for violations of laws and regulations. The following is a brief summary of laws and regulations to which we are subject.

         National banks such as our bank are subject to examination by the Office of the Comptroller of the Currency, or the OCC. Deposits in a national bank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor). The OCC and the FDIC regulate or monitor all areas of a national bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rate risk management, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC requires national banks to maintain capital ratios and imposes limitations on its aggregate investment in real estate, bank premises and furniture and fixtures. National banks are currently required by the OCC to prepare quarterly reports on their financial condition and to conduct an annual audit of their financial affairs in compliance with minimum standards and procedures prescribed by the OCC.

         RESTRICTIONS ON DIVIDENDS. Our source of funding to pay dividends is our bank. Our bank is subject to the dividend restrictions set forth by the OCC. Under such restrictions, national banks may not, without the prior approval of the OCC, declare dividends in excess of the sum of the current year's net profits plus the retained net profits from the prior two years, less any required transfers to surplus. As of December 31, 2002, our bank could not pay any dividends under this test without prior OCC approval. In addition, under the Federal Deposit Insurance Corporation Improvement Act of 1991, our bank may not pay any dividend if payment would cause it to become undercapitalized or in the event it is undercapitalized.

         It is the policy of the Federal Reserve, which regulates bank holding companies such as ours, that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

         If, in the opinion of the applicable federal bank regulatory authority, a depository institution or holding company is engaged in or is about to engage in an unsound practice (which could include the payment of dividends), such authority may require, generally after notice and hearing, that such institution or holding company cease and desist such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's or holding company's capital base to an inadequate level would be such an unsafe banking practice. Moreover, the Federal Reserve and the FDIC have issued policy statements providing that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

         SUPERVISION BY THE FEDERAL RESERVE. We operate as a bank holding company registered under the Bank Holding Company Act, and, as such, we are subject to supervision, regulation and examination by the Federal Reserve. The Bank Holding Company Act and other Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

         Because we are a legal entity separate and distinct from our bank, our right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of a subsidiary, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its stockholders, including any depository institution holding company (such as ours) or any stockholder or creditor thereof.

         SUPPORT OF SUBSIDIARY BANKS. Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary in order for it to be accepted by the regulators.

         In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the bankruptcy trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

         CAPITAL ADEQUACY REQUIREMENTS. The bank regulators have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banking organizations. Under the guidelines, specific categories of assets and off-balance sheet assets such as letters of credit are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8% (of which at least 4% is required to consist of Tier 1 capital elements).

         In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of banking organizations. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Banking organizations must maintain a minimum leverage ratio of at least 3%, although most organizations are expected to maintain leverage ratios that are at least 100 to 200 basis points above this minimum ratio.

         The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve guidelines also provide that banking organizations experiencing significant internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the regulations of the bank regulators provide that concentration of credit risks arising from non-traditional activities, as well as an institution's ability to manage these risks, are important factors to be taken into account by regulatory agencies in assessing an organization's overall capital adequacy.

         TRANSACTIONS WITH AFFILIATES AND INSIDERS. Our bank is subject to
Section 23A of the Federal Reserve Act which places limits on the amount of loans or extensions of credit to, or investments in, or other transactions with, affiliates that it may make. In addition, extensions of credit must be collateralized by Treasury securities or other collateral in prescribed amounts. Most of these loans and other transactions must be secured in prescribed amounts. It also limits the amount of advances to third parties which are collateralized by our securities or obligations or the securities or obligations of any of our non-banking subsidiaries.

         Our bank also is subject to Section 23B of the Federal Reserve Act, which, among other things, prohibits an institution from engaging in transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. We are subject to restrictions on extensions of credit to executive officers, directors, principal stockholders, and their related interests. These restrictions contained in the Federal Reserve Act and Federal Reserve Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

         CORRECTIVE MEASURES FOR CAPITAL DEFICIENCIES. The Federal Deposit Insurance Corporation Improvement Act imposes a regulatory matrix which requires the federal banking agencies, which include the FDIC, the OCC and the Federal Reserve, to take "prompt corrective action" with respect to capital deficient institutions. The prompt corrective action provisions subject undercapitalized institutions to an increasingly stringent array of restrictions, requirements and prohibitions as their capital levels deteriorate and supervisory problems mount. Should these corrective measures prove unsuccessful in recapitalizing the institution and correcting its problems, the Federal Deposit Insurance Corporation Improvement Act mandates that the institution be placed in receivership.

         Pursuant to regulations promulgated under the Federal Deposit Insurance Corporation Improvement Act, the corrective actions that the banking agencies either must or may take are tied primarily to an institution's capital levels. In accordance with the framework adopted by the Federal Deposit Insurance Corporation Improvement Act, the banking agencies have developed a classification system, pursuant to which all banks and thrifts will be placed into one of five categories. Agency regulations define, for each capital category, the levels at which institutions are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized." A well capitalized bank has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or higher; a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 6% or higher; a leverage ratio (Tier 1 capital to total adjusted assets) of 5% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. Our bank's total risk-based capital ratio was 10.29% at December 31, 2002 and, as a result, it is currently classified as "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

         In addition to requiring undercapitalized institutions to submit a capital restoration plan which must be guaranteed by its holding company (up to specified limits) in order to be accepted by the bank regulators, agency regulations contain broad restrictions on activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With some exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

         As an institution's capital decreases, the FDIC's enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator if the capital deficiency is not corrected promptly.

         Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

         FINANCIAL MODERNIZATION ACT OF 1999. The Gramm-Leach-Bliley Financial Modernization Act of 1999:

         o allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than was permissible prior to enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies;

         o allows insurers and other financial services companies to acquire banks;

         o removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

         o establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

         The Modernization Act also modifies other current financial laws, including laws related to financial privacy and community reinvestment. The financial privacy provisions generally prohibit financial institutions, including us, from disclosing nonpublic personal financial information to nonaffiliated third parties unless customers have the opportunity to "opt out" of the disclosure.

         International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. The International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "IMLAFA") contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The IMLAFA requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions' operations. We have established policies and procedures to ensure compliance with the IMLAFA.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

         We are subject to the information reporting requirements and file annual reports, quarterly reports, special reports, proxy statements and other information with the United States Securities and Exchange Commission. We file such reports and statements electronically so those filings will be available to the public on the world wide web at the United States Securities and Exchange Commission's website. The address of that site is www.sec.gov. These materials are also available at the public reference facilities of the United States Securities and Exchange Commission at:

         o        450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549

         o        500 West Madison Street, Suite 1400, Chicago, Illinois 60661

         o        75 Park Place, Room 1400, New York, New York 10007

         In addition, you can have copies made and sent to you by contacting the Public Reference Section of the United States Securities and Exchange Commission by telephone at 1-800-732-0330. If you prefer, you can also write to the Public Reference Section at 450 Fifth Street, N.W., Washington, D.C. 20549. We also make copies of our filings with the United States Securities and Exchange Commission available on our website. The address of our website is texascapitalbank.com.

                               ITEM 2. PROPERTIES

         As of December 31, 2002, we conducted business at eight full service banking locations and one operations center. Our operations center houses our loan and deposit operations and the BankDirect call center. We lease the space in which our banking centers and the operations call center are located. These leases expire between December 2003 and September 2012, not including any renewal options that may be available.

         The following table sets forth the location of our executive offices, operations center and each of our banking centers.

                     Type of Location                                         Address
                     ----------------                                         -------
         Executive offices, banking location                           2100 McKinney Avenue
                                                                       Suite 900
                                                                       Dallas, Texas 75201

         Operations center                                             6060 North Central Expressway
                                                                       Suite 800
                                                                       Dallas, Texas 75206

         Banking location                                              4230 Lyndon B. Johnson Freeway
                                                                       Suite 100
                                                                       Dallas, Texas 75244

         Banking location                                              5910 North Central Expressway
                                                                       Suite 150
                                                                       Dallas, Texas 75206

         Banking location                                              5800 Granite Parkway
                                                                       Suite 150
                                                                       Plano, Texas 75024

                     Type of Location                                         Address
                     ----------------                                         -------
         Banking location                                              1600 West 7th Street
                                                                       Suite 200
                                                                       Fort Worth, Texas 76102

         Motor banking location                                        400 East Belknap Street
                                                                       Fort Worth, Texas 76102

         Banking location                                              600 Congress Avenue
                                                                       Suite 250
                                                                       Austin, Texas 78701

         Banking location                                              745 East Mulberry Street
                                                                       Suite 150
                                                                       San Antonio, Texas 78212

                            ITEM 3. LEGAL PROCEEDINGS

         We are not involved in any pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on our results of operations or financial condition.

                ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS


         There is no established public trading market for our common stock. Our common stock and preferred stock are held by approximately 865 identified holders. Certain holders hold both common and preferred shares and have only been counted as one holder.

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

EQUITY COMPENSATION PLAN INFORMATION

                                           Number of Securities    Weighted Average         Number of
                                             To Be Issued Upon     Exercise Price of        Securities
                                                Exercise of          Outstanding            Remaining
                                           Outstanding Options,    Options, Warrant       Available for
             Plan category                  Warrants and Rights       and Rights         Future Issuance
                                           --------------------    ----------------      ---------------
Equity compensation plans approved by
   security holders                                2,259,828        $         6.69               402,377
Equity compensation plans not approved
   by security holders (1)                            84,274                  6.80                    --
                                              --------------        --------------        --------------
Total                                              2,344,102        $         6.69               402,377
                                              ==============        ==============        ==============

(1) Refers to deferred compensation agreement. See further discussion in
    Note 11.

RECENT OFFERINGS OF UNREGISTERED SECURITIES

         In December 2001 and January 2002, we sold 753,301 shares and 303,841 shares, respectively, of 6.0% Series A Convertible Preferred Stock for $17.50 per share in a private offering pursuant to Rule 506. With respect to the private offerings pursuant to Rule 506, we determined the exemption was available based on our compliance with the requirements of Rule 506 and the representations by each investor in such offering that such investor qualified as an "accredited investor" under Rule 506 or was represented by an appropriate purchaser representative.

         Each share of 6.0% Series A Convertible Preferred Stock (the Preferred Stock) is currently convertible into two shares of the common stock of the Company. The Preferred Stock is automatically converted into common stock in the event of (a) a change of control; (b) a public offering of the common stock of the Company at a price of $17.50 per share (pre-dividend) or more; (c) if the Company's common stock is listed on the New York Stock Exchange or the Nasdaq National Market and the average closing price of such stock for 30 days is $17.50 or more (pre-dividend); or (d) if, as a result of a change in the Federal Reserve capital adequacy guidelines, the Preferred Stock does not qualify as Tier I capital. The Preferred Stock may also be converted at any time at the discretion of the holder. The Preferred Stock is mandatorily converted upon the fifth anniversary of the issuance date of the Preferred Stock.

         In November 2002, we sold $10,000,000 aggregate liquidation amount of floating rate capital securities (the Capital Securities) issued by our subsidiary Connecticut statutory trust, Texas Capital Bancshares Statutory Trust I (the Trust). We received $9,750,000 after a deduction of $250,000 in commissions to SunTrust Capital Markets, Inc., the Placement Agent. The Capital Securities were subsequently transferred to a pooled investment vehicle sponsored by STI Investment Management, Inc.

The proceeds from the sale of the Capital Securities, together with the proceeds from the sale by the Trust of its Common Securities to our holding corporation, Texas Capital Bancshares, Inc., were invested in our Floating Rate Junior Subordinated Deferrable Interest Debentures of Texas Capital Bancshares due 2032 (the Debentures), which were issued pursuant to an Indenture dated November 19, 2002, between Texas Capital Bancshares and State Street Bank and Trust Company of Connecticut, National Association (State Street), as Trustee. Both the Capital Securities and the Debentures have a floating rate, which resets quarterly, equal to 3-month LIBOR plus 3.35%. Payments of distributions and other amounts due on the Capital Securities are guaranteed by Texas Capital Bancshares, to the extent that the Trust has funds available for the payments of such distributions but fails to make such payments, pursuant to a Guarantee Agreement, dated November 19, 2002, between the Company and State Street, as Guarantee Trustee. The Debentures and Capital Securities may be redeemed at the option of the Company on fixed quarterly dates beginning on November 19, 2007.

         We sold the Capital Securities in a non-public offering pursuant to
Section 4(2) of the Securities Act of 1933, as amended. The Company believed this exemption was available because the Capital Securities were sold in a private transaction to a single professional management entity that is highly sophisticated and experienced with investments similar to the Capital Securities and meets the definition of an "institutional investor" under Rule 144A of the Securities Act. The Capital Securities were subsequently transferred to a securitized pool in a private transaction exempt from the Securities Act pursuant to Rule 144A.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


         You should read the selected financial data presented below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

         We formed our wholly-owned subsidiary bank through the acquisition of Resource Bank, National Association on December 18, 1998. Our bank's financial statements include the operations of our bank from December 18, 1998. The operations of Resource Bank, N.A. prior to December 18, 1998 are shown separately as predecessor financial statements.

                                                                                                               March 1, 1998
                                                                                                               (Inception)
                                             Year Ended       Year Ended      Year Ended      Year Ended          through
                                             December 31,    December 31,    December 31,     December 31,     December 31,
                                                 2002            2001            2000            1999              1998
                                             ------------    ------------    ------------     ------------     --------------
                                                   (In thousands, except per share, average share and percentage data)
SELECTED OPERATING DATA (1)
    Interest income                          $     70,142    $     70,594    $     55,769     $     14,414     $          213
    Interest expense                               27,896          35,539          32,930            6,166                 32
    Net interest income                            42,246          35,055          22,839            8,248                181
    Provision for loan losses                       5,629           5,762           6,135            2,687                  1
    Net interest income after provision
      for loan losses                              36,617          29,293          16,704            5,561                180
    Non-interest income                             8,625           5,983           1,957              358                  4
    Non-interest expense                           35,370          29,432          35,158           15,217                923
    Income (loss) before income taxes               9,872           5,844         (16,497)          (9,298)              (739)
    Income tax expense                              2,529              --              --               --                 --
    Net income (loss)                               7,343           5,844         (16,497)          (9,298)              (739)
SELECTED BALANCE SHEET DATA (1)
    Total assets                                1,793,282       1,164,779         908,428          408,579             89,311
    Loans                                       1,122,506         903,979         629,109          227,600             11,092
    Securities available-for-sale                 553,169         206,365         184,952          164,409              3,171
    Securities held-to-maturity                        --              --          28,366               --                 --
    Deposits                                    1,196,535         886,077         794,857          287,068             16,018
    Federal funds purchased                        83,629          76,699          11,525               --                 --
    Other borrowings                              365,831          86,899           7,061           46,267                 --
    Long-term debt                                 10,000              --              --               --                 --
    Stockholders' equity                          124,976         106,359          86,197           72,912             73,186
OTHER FINANCIAL DATA (3)
    Income (loss) per share:
      Basic                                  $       0.33    $       0.31    $      (0.95)    $      (0.61)    $            *
      Diluted                                        0.32            0.30           (0.95)           (0.61)                 *
    Tangible book value per share (5)                5.80            5.08            4.46             4.67               5.37
    Book value per share (5)                         5.87            5.15            4.54             4.79               5.51

SELECTED FINANCIAL RATIOS:
PERFORMANCE RATIOS
    Return on average assets                         0.54%           0.58%          (2.42)%          (4.45)%            (5.83)%(4)
    Return on average equity                         6.27%           6.44%         (20.02)%         (12.13)%           (12.52)%(4)
    Net interest margin                              3.28%           3.62%           3.51%            4.12%              5.65%(4)
    Efficiency ratio (2)                            69.53%          71.72%         141.79%          176.82%            205.18%(4)
    Non-interest expense to average assets           2.59%           2.90%           5.15%            7.28%             10.64%(4)
    Weighted average shares: (3)
      Basic                                    19,145,255      18,957,652      17,436,628       15,132,496                  *
      Diluted                                  19,344,874      19,177,204      17,436,628       15,132,496                  *
ASSET QUALITY RATIOS
    Net charge-offs to average loans                 0.38%           0.26%             --             0.01%                --
    Allowance for loan losses to total               1.30%           1.39%           1.42%            1.22%              0.90%
      loans
    Allowance for loan losses to
      non-performing loans                         499.42%         110.23%             --               --                 --
    Non-performing and renegotiated loans
      to total loans                                  .26%           1.26%             --               --                 --

                                                                                                         March 1, 1998
                                                                                                          (Inception)
                                       Year Ended      Year Ended        Year Ended       Year Ended        through
                                      December 31,     December 31,     December 31,     December 31,     December 31,
                                          2002            2001              2000             1999             1998
                                      ------------     ------------     ------------     ------------    -------------
                                             (In thousands, except per share, average share and percentage data)
CAPITAL AND LIQUIDITY RATIOS
    Total capital ratio                      11.32%           11.73%           10.98%           23.84%          267.01%
    Tier 1 capital ratio                     10.16%           10.48%            9.94%           22.98%          266.64%
    Tier 1 leverage ratio                     7.66%            9.46%            9.62%           21.32%          397.86%
    Average equity/average assets             8.57%            8.93%           12.07%           36.67%           46.58%(4)
    Tangible equity/assets                    6.89%            9.00%            9.31%           17.42%           79.85%
    Average loans/average deposits           96.31%           95.54%           72.92%           81.12%           68.36%(4)

(1) The consolidated statement of operations data and consolidated balance sheet data presented above for the four most recent fiscal years ended December 31 have been derived from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors. The historical results are not necessarily indicative of the results to be expected in any future period.

(2) Represents non-interest expense divided by the sum of net interest income and non-interest income for the periods shown.

(3) Amounts have been adjusted to reflect the one-for-one stock dividend, which was declared on July 30, 2002 and which was payable on September 16, 2002, pursuant to which each stockholder received one additional share of common stock for each share of common stock owned as of July 30, 2002.

(4) Percentage is calculated using the combined results of Resource Bank and TCBI for 1998.

(5) Amounts for December 31, 2001 are adjusted to reflect the conversion of 753,301 shares of preferred stock outstanding on such date into 1,506,602 shares of common stock as each preferred share is convertible into two shares of common stock. Amounts for December 31, 2002 are adjusted to reflect the conversion of 1,057,142 shares of preferred stock outstanding on such date into 2,114,284 shares of common stock as each preferred share is convertible into two shares of common stock.

*        Not meaningful.

                                                                                         Resource Bank
                                                                     -----------------------------------------------------
                                                                     January 1 through         October 3, 1997 (Inception)
                                                                     December 18, 1998          through December 31, 1997
                                                                     -----------------         ---------------------------
                                                                           (In thousands, except per share,
                                                                           average share and percentage data)
SELECTED OPERATING DATA
    Interest income                                                   $        1,097                $           86
    Interest expense                                                             377                            10
    Net interest income                                                          720                            76
    Provision for loan losses                                                     69                            30
    Net interest income after provision for loan losses                          651                            46
    Non-interest income                                                           60                             3
    Non-interest expense                                                       1,057                           271
    Loss before taxes                                                           (346)                         (222)
    Income tax expense                                                            --                            --
    Net loss                                                                    (346)                         (222)

SELECTED BALANCE SHEET DATA
    Total assets                                                              19,605                         8,060
    Loans                                                                     11,102                         1,532
    Securities available-for-sale                                              3,175                            --
    Deposits                                                                  15,166                         3,386
    Federal funds purchased                                                       --                            --
    Other borrowings                                                              --                            --
    Stockholders' equity                                                       4,292                         4,638

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW OF OUR OPERATING RESULTS

         Our bank was formed through the acquisition of Resource Bank, N.A., which itself had been organized in 1997. Upon completion of our $80 million private equity offering and acquisition of our predecessor bank, we commenced operations in December 1998. The amount of capital we raised, which we believe is the largest amount of start-up capital ever raised for a national bank, was intended to support a significant level of near-term growth and permit us to originate and retain loans of a size and type that our targeted customers, middle market businesses and high net worth individuals, would find attractive. Our large initial capitalization has resulted in reduced levels of return on equity to date. However, as we build our loan and investment portfolio we expect our return on equity to increase to normalized levels.

         An important aspect of our growth strategy is the ability to service and effectively manage a large number of loans and deposit accounts in multiple markets in Texas. Accordingly, we created an operations infrastructure sufficient to support state-wide lending and banking operations. We believe that our existing infrastructure will allow us to grow our business over the next two to three years both geographically and with respect to the size and number of loan and deposit accounts without substantial additional capital expenditures.

         During 1999 and 2000, we established a total of seven banking centers in key metropolitan markets in Texas. We also invested resources in hiring experienced bankers, which required a significant period of time for both recruiting and transitioning them from their previous employers. In conjunction with our roll-out of operations in 1999, we undertook a significant advertising and marketing campaign to increase brand name recognition of the traditional banking activities of our bank and of BankDirect, particularly in the Dallas/Fort Worth business community. Once we had achieved our initial goals, we were able to significantly reduce our advertising expenses [from $2.3 million (which excludes approximately $1.9 million in expenses attributable to American Airlines AAdvantage(R) minimum mile requirements and co-branded advertising) in 2000 to $278,000 in 2001] and place more emphasis on targeted marketing to, and relationship-building efforts with, selected business groups, charities and communities. As we enter new market areas, we intend to evaluate the efficiency of selected advertising to brand our name and increase our recognition in those markets.

         Our historical financial results reflect the development of our company in its early stages, notably in connection with initial start-up costs and the raising and retention of excess capital to fund our planned growth. In 1999 and 2000, we incurred significant non-interest expenses for the start-up and infrastructure costs described above, while revenue items gradually increased as we began to source and originate loans and other earning assets. In 2001 and 2002, we achieved improved levels of profitability as these costs have been spread over a larger asset base.

         Our historical results also reflect the evolving role of BankDirect, the Internet banking division of our bank, in our business. When we launched BankDirect in 1999, we aimed to quickly establish a significant market position and establish a significant deposit base with which to fund our growth. Accordingly, we committed substantial resources to advertising for BankDirect and offered its deposit products at very attractive rates. Our efforts were successful, and BankDirect grew to account for approximately $369.7 million in deposits by the end of 2000, providing much of the liquidity we required to increase our lending activities during 2000. By early 2001, however, deposits at our traditional bank had grown to an amount sufficient to fund a much larger portion of our ongoing lending activities. As a result, we decided to reorient the focus of BankDirect towards higher balance depositors to reduce our management requirements and expenses. To this end, we restructured the account fees charged by BankDirect and lowered the rates on deposit products. This reorientation toward customers with higher deposit balances allowed us to significantly reduce our expenses related to BankDirect [from $6.8 million in 2000 (which excludes approximately $1.9 million in expenses attributable to American Airlines AAdvantage(R) minimum mile requirements and co-branded advertising) to $3.0 million in 2001, a decrease of over 56%], while substantially increasing the average balance held in our BankDirect accounts and lowering the total number of accounts serviced by BankDirect. As of December 31, 2002, BankDirect provided a significant, but not primary, source of funding for us, accounting for approximately 17% of our deposits.

         Our operating results have improved significantly over the past several years as we moved into full operations. The table below shows the annual growth rate of our net interest income, net income, assets, loans and deposits:

                       At or For     Annual      At or For      Annual      At or For      Annual       At or For        Annual
                      December 31,  Growth      December 31,    Growth     December 31,    Growth      December 31,      Growth
                         2002       Rate (1)       2001        Rate (1)       2000         Rate (1)        1999         Rate (1)
                      ------------  --------    ------------   --------    ------------    --------    ------------    ----------
                                                                 (In Thousands)

Net interest income   $     42,246        21%   $     35,055         53%   $     22,839         177%   $      8,248           815%
Net income (loss)            7,343        26%          5,844        135%        (16,497)          *          (9,298)            *

Assets                   1,793,282        54%      1,164,779         28%        908,428         122%        408,579           357%
Loans                    1,122,506        24%        903,979         44%        629,109         176%        227,600         1,952%
Deposits                 1,196,535        35%        886,077         11%        794,857         177%        287,068         1,692%

(1) The annual growth rate with respect to period data is the percentage growth of the item in the period shown compared to the most recently completed prior period. For purposes of calculating the 1999 annual growth rate, results of our bank and Resource Bank, our predecessor bank, for 1998 have been combined. The annual growth rate with respect to data as of a particular date is the percentage growth of the item at the date shown compared to the most recent prior date.

*        Not meaningful.

         The growth in our profitability is based on several key factors:

         o we have successfully grown our asset base significantly each year;

         o we have been able to maintain stable and diverse funding sources, resulting in increased net interest income from 2000 onward, despite a falling interest rate environment and the fact that most of our loans have floating interest rates;

         o the growth in our asset base has resulted in annual growth of 815%, 177%, 53% and 21% in our principal earnings source, net interest income, in 1999, 2000, 2001 and 2002, respectively; and

         o since the completion of our initial advertising and marketing campaigns and the reorientation of BankDirect, we have been able to tightly control non-interest expenses; this has contributed to a substantial improvement of our efficiency ratio from 176.8% in 1999 to 69.5% during 2002.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         We recorded net income of $7.3 million net of $2.5 million in income tax expense, or $0.32 per diluted common share, for 2002 compared to $5.8 million, or $0.30 per diluted common share, for 2001. Returns on average assets and average equity were 0.54% and 6.27%, respectively, for 2002 compared to 0.58% and 6.44%, respectively, for 2001. The decrease in return on average assets and average equity resulted from the accrual of current income tax expense during 2002.

         The increase in net income for 2002 was due to an increase in both net interest income and non-interest income partially offset by an increase in non-interest expense. Net interest income increased by $7.2 million, or 20.5%, from $35.1 million in 2001 to $42.3 million. The increase in net interest income was due to an increase in average earning assets of $319.5 million or 33.0%.

         Non-interest income increased by $2.6 million in 2002 to $8.6 million, compared to $6.0 million in 2001. Our service charge income increased by $915,000, from $1.9 million in 2001 to $2.8 million in

2002, due to an overall increase in deposits for 2002, which resulted in more service charges on deposit accounts. We had cash processing fees of $993,000 associated with a special cash management project for a client in the first quarter of 2002. Also, our trust income increased by $161,000, to $987,000 for 2002 compared to $826,000 for 2001, due to continued growth in trust assets. Other non-interest income increased by $1.1 million in 2002 to $2.5 million from $1.4 million in 2001, primarily related to Bank Owned Life Insurance (BOLI) income, mortgage warehouse fees and letter of credit fees. Gain on sale of securities in 2002 was $1.4 million and $1.9 million in 2001, due to our ability to realize substantial profits from sales of fixed-rate debt securities as a result of rapid declines in overall interest rates.

         Non-interest expense increased by $6.0 million in 2002 to $35.4 million compared to $29.4 million in 2001. The increase was partially due to an increase in salaries and employee benefits of $1.7 million, a $1.1 million increase in legal and professional expense and $1.2 million of IPO expenses. Advertising increased $958,000 to $1.2 million in 2002. 2002 advertising expenses included direct marketing and branding for the traditional banking activities of our bank of $586,000 and for BankDirect of $12,000, as well as American Airlines AAdvantage(R) minimum mile requirements of $630,000 and co-branded advertising with American Airlines AAdvantage(R) of $8,000. We did not purchase any miles in 2001 because the miles that we were contractually required to purchase in 2000 were sufficient to cover our mileage rewards to customers in 2001.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         We recorded net income of $5.8 million for 2001 compared to a net loss of $16.5 million for 2000. Diluted income (loss) per common share was $0.30 for 2001 and $(0.95) for 2000. Returns on average assets and average equity were 0.58% and 6.44%, respectively, for 2001 compared to (2.42)% and (20.02)%, respectively, for 2000.

         The increase in net income for 2001 was due to an increase in both net interest income and non-interest income and a substantial decrease in non-interest expenses. Net interest income increased by $12.2 million, or 53.5%, to $35.1 million for 2001 compared to $22.8 million for 2000. The increase in net interest income was primarily due to an increase of $317.0 million in average earning assets, combined with an 11 basis point increase in the net interest margin.

         Non-interest income increased by $4.0 million in 2001 to $6.0 million, compared to $2.0 million in 2000. The increase was in part due to an overall increase in deposits for 2001, which resulted in more service charges on deposit accounts. Also, our trust income increased by $252,000, to $826,000 for 2001 compared to $574,000 for 2000, due to continued growth in trust assets. Other non-interest income increased by $521,000 in 2001 to $1.4 million from $877,000 in 2000, primarily related to mortgage warehouse fees, letter of credit fees, investment fees, rental income, and gain on sale of leases. Gain on sale of securities in 2001 was $1.9 million compared to $19,000 in 2000, due to our ability to realize substantial profits from sales of fixed-rate debt securities as a result of rapid declines in overall interest rates.

         Non-interest expense decreased by $5.8 million in 2001 to $29.4 million compared to $35.2 million in 2000. The decrease was due, in part, to a reduction in total full-time employees from 234 at December 31, 2000 to 198 at December 31, 2001. 75% of this decrease in full-time employees from 2000 to 2001 was attributable to a reduction in BankDirect employees from 40 to 13. Also, we reduced advertising expenses to $278,000 in 2001 compared to $4.2 million in 2000. 2000 advertising expenses included direct marketing and branding for the traditional banking activities of our bank of $724,000 and for BankDirect of $1.6 million, as well as American Airlines AAdvantage(R) minimum mile requirements of $1.1 million and co-branded advertising with American Airlines AAdvantage(R) of $752,000. We did not purchase any miles in 2001 because the miles that we were contractually required to purchase in 2000 were sufficient to cover our mileage rewards to customers in 2001. Also, a reduction in other non-interest expense was due to the accrual in 2000 of a $1.8 million contingent liability related to an agreement to provide merchant card processing for a customer who ceased operations and filed for bankruptcy in December 2000. Approximately $300,000 of this liability was reversed in 2001.

NET INTEREST INCOME

         Net interest income was $42.3 million for the year ended December 31, 2002 compared to $35.1 million for the same period of 2001. The increase was primarily due to an increase in average earning assets of $319.5 million for 2002 as compared to 2001. The increase in average earning assets from 2002 included a $176.2 million increase in average net loans, which represented 74.0% of average earning assets for the year ended December 31, 2002 compared to 80.3% for 2001. The decrease reflected management's decision to tighten lending standards during 2002 pending clearer signs of improvement in the U.S. economy. Securities increased to 24.8% of average earning assets in 2002 compared to 18.2% in 2001.

         Average interest bearing liabilities increased $268.0 million in 2002 compared to 2001, due, in part, to a $120.7 million increase in interest bearing deposits and a $147.3 million increase in borrowings. Average borrowings were 18.3% of average total assets for 2002 compared to 10.1% in 2001. The increase in average borrowings was primarily related to an increase in federal funds purchased and securities sold under repurchase agreements, and was used to supplement deposits in funding loan growth and securities purchases. The average cost of interest bearing liabilities decreased from 4.35% for the year ended December 31, 2001 to 2.57% in 2002, reflecting the continuing decline in market interest rates and a $55.8 million increase in non-interest bearing deposits.

         Net interest income increased by $12.2 million, or 53.5%, in 2001 to $35.1 million compared to $22.8 million in 2000. The increase in net interest income was primarily due to a significant increase in average earning assets. Average earning assets increased by $317.0 million during 2001, primarily due to continued growth in our lending portfolio. Additionally, the mix of earning assets improved during 2001. Average loans, which generally have higher yields than other types of earning assets, increased to 80.3% of average earning assets in 2001 compared to 64.5% of average earning assets in 2000.

         Average interest bearing liabilities also increased by $269.9 million during 2001 compared to 2000. Of this amount, interest bearing deposits increased $186.6 million and borrowings increased $83.3 million. Average borrowings were 10.1% of average total assets for 2001 compared to 2.9% for 2000. The increase in borrowings was used to supplement deposits in funding the growth in loans. The average cost of interest bearing liabilities decreased in 2001 to 4.35% from 6.02% in 2000. The decrease was mainly due to the overall decline in market interest rates, as well as the additional lowering of rates on BankDirect deposits and a $51.0 million increase in non-interest bearing deposits.

VOLUME/RATE ANALYSIS

(In Thousands)                                             Years Ended December 31,
                        -------------------------------------------------------------------------------------------------
                                   2002/2001                        2001/2000                        2000/1999
                        -------------------------------   -------------------------------   -----------------------------
                                      Change Due To(1)                 Change Due To(1)                 Change Due To(1)
                                   --------------------              --------------------             -------------------
                        Change     Volume    Yield/Rate   Change     Volume    Yield/Rate   Change    Volume   Yield/Rate
                        -------    -------   ----------   -------    -------   ----------   -------   -------  ----------
Interest income:
   Securities           $ 4,724    $ 8,740    $ (4,016)   $(2,848)   $(1,811)   $ (1,037)   $ 8,048   $ 6,820   $  1,228
   Loans                 (4,849)    13,464     (18,313)    18,954     34,432     (15,478)    31,989    27,516      4,473
   Federal funds sold      (337)         7        (344)    (1,198)      (846)       (352)     1,227       820        407
   Deposits in other
     banks                   10         11          (1)       (83)         1         (84)        91         8         83
                        -------    -------    --------    -------    -------    --------    -------   -------   --------
                           (452)    22,222     (22,674)    14,825     31,776     (16,951)    41,355    35,164      6,191
Interest expense:
   Transaction
     deposits              (414)       255        (669)       383        584        (201)       456       305        151
   Savings deposits      (7,214)      (452)     (6,762)    (2,621)     4,497      (7,118)    13,787    11,461      2,326
   Time deposits         (2,908)     6,558      (9,466)     2,294      5,734      (3,439)    11,897     9,706      2,191
   Borrowed funds         2,893      5,416      (2,523)     2,553      5,218      (2,665)       624       448        176
                        -------    -------    --------    -------    -------    --------    -------   -------   --------
                         (7,643)    11,777     (19,420)     2,609     16,033     (13,423)    26,764    21,920      4,844
                        -------    -------    --------    -------    -------    --------    -------   -------   --------

Net interest income     $ 7,191    $10,445    $ (3,254)   $12,216    $15,743    $ (3,528)   $14,591   $13,244   $  1,347
                        =======    =======    ========    =======    =======    ========    =======   =======   ========

(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

         Net interest margin decreased from 3.62% in 2001 to 3.28% in 2002. This decrease was due primarily to the falling rate environment in which our balance sheet continues to be asset sensitive, which means we had more loans repricing than deposits over the year. The cost of interest bearing liabilities decreased by 178 basis points in 2002, primarily due to overall lower market interest rates, and an increase in non-interest bearing deposits.

         Net interest margin increased from 3.51% in 2000 to 3.62% in 2001. This increase was due primarily to lower cost of funds and continued strong asset yields in a falling rate environment. The cost of interest bearing liabilities decreased by 167 basis points in 2001, primarily due to lower interest rates offered as a result of a reorientation of BankDirect, overall lower market interest rates, and an increase in non-interest bearing deposits.

CONSOLIDATED DAILY AVERAGE BALANCES, AVERAGE YIELDS AND RATES

                                                                  Texas Capital Bancshares
                             ------------------------------------------------------------------------------------------------------
                                    Year ended 2002                   Year ended 2001                   Year ended 2000
                             --------------------------------   -------------------------------    --------------------------------
                              Average      Revenue/    Yield/    Average      Revenue/   Yield/     Average      Revenue/    Yield/
                              Balance     Expense(1)   Rate      Balance     Expense(1)   Rate      Balance     Expense(2)    Rate
                             ----------   ----------   ------   ----------   ----------  ------    ----------   ----------   -----
Assets
   Taxable securities        $  318,864   $   15,484    4.86%   $  175,945   $   10,760    6.12%   $  202,955   $   13,608    6.70%
   Federal funds sold            14,874          243    1.63%       14,688          580    3.95%       28,025        1,778    6.34%
   Deposits in other banks          558           28    5.02%          351           18    5.13%          348          101   29.02%
   Loans                        966,964       54,387    5.62%      787,879       59,236    7.52%      424,782       40,282    9.48%
     Less reserve for loan
       losses                    13,226           --      --        10,335           --      --         4,619           --      --
                             ----------   ----------   -----    ----------   ----------   -----    ----------   ----------   -----
   Loans, net                   953,738       54,387    5.70%      777,544       59,236    7.62%      420,163       40,282    9.59%
                             ----------   ----------   -----    ----------   ----------   -----    ----------   ----------   -----
     Total earning assets     1,288,034       70,142    5.45%      968,528       70,594    7.29%      651,491       55,769    8.56%
   Cash and other assets         77,688                             47,789                             31,023
                             ----------                         ----------                         ----------
     Total assets            $1,365,722                         $1,016,317                         $  682,514
                             ==========                         ==========                         ==========

Liabilities and
     stockholders' equity
   Transaction deposits      $   52,155   $      491    0.94%   $   40,673   $      905    2.23%   $   19,198   $      522    2.72%
   Savings deposits             349,128        6,671    1.91%      360,865       13,885    3.85%      283,594       16,506    5.82%
   Time deposits                433,731       14,061    3.24%      312,826       16,969    5.42%      224,933       14,675    6.52%
                             ----------   ----------   -----    ----------   ----------   -----    ----------   ----------   -----
     Total interest
       bearing deposits         835,014       21,223    2.54%      714,364       31,759    4.45%      527,725       31,703    6.01%
   Other borrowings             249,000        6,608    2.65%      102,840        3,780    3.68%       19,579        1,227    6.27%
   Long-term debt                 1,178           65    5.52%           --           --      --            --           --      --
                             ----------   ----------   -----    ----------   ----------   -----    ----------   ----------   -----
     Total interest
       bearing liabilities    1,085,192       27,896    2.57%      817,204       35,539    4.35%      547,304       32,930    6.02%
   Demand deposits              155,298                             99,471                             48,483
   Other liabilities              8,138                              8,878                              4,326
   Stockholders' equity         117,094                             90,764                             82,401
                             ----------                         ----------                         ----------
     Total liabilities
       and stockholders'
       equity                $1,365,722                         $1,016,317                         $  682,514
                             ==========                         ==========                         ==========

Net interest income                       $   42,246                         $   35,055                         $   22,839

Net interest income to
   earning assets                                       3.28%                              3.62%                              3.51%
Net interest spread                                     2.88%                              2.94%                              2.54%

------------

(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2) Revenue from deposits in other banks includes interest earned on capital while held in an escrow account, which was established in connection with our private equity offering.

NON-INTEREST INCOME

                                                  Year ended December 31
                                           2002            2001              2000
                                       ------------     ------------     ------------
                                                      (In thousands)

Service charges on deposit account     $      2,772     $      1,857     $        487
Trust fee income                                987              826              574
Gain on sale of securities                    1,375            1,902               19
Cash processing fees                            993               --               --
Other                                         2,498            1,398              877
                                       ------------     ------------     ------------
Total non-interest income              $      8,625     $      5,983     $      1,957
                                       ============     ============     ============

         Non-interest income increased $2.6 million, or 44.2%, in the year ended December 31, 2002 as compared to 2001. Service charges on deposit accounts increased $915,000 for the year ended December 31, 2002 as compared to the same period in 2001. This increase was due to the significant increase in deposits, which resulted in a higher volume of transactions. Trust fee income increased $161,000 due to continued growth of trust assets during 2002. Cash processing fees totaled $993,000 for the year ended December 31, 2002. These fees were related to a special project that occurred during the first quarter of 2002. Other non-interest income increased by $1.1 million due to BOLI income, mortgage warehousing fees and letter of credit fees.

         Non-interest income for the year ended December 31, 2001 increased $4.0 million, or 205.7%, to $6.0 million compared with $2.0 million in 2000. Service charges on deposit accounts increased $1.4 million, or 281.3%, in 2001 as compared to 2000 due to the large increase in total deposits, which resulted in a higher volume of transactions. Service charges on deposit accounts contributed 31.0% of our non-interest income for 2001 compared to 24.9% of our non-interest income in 2000. Trust fee income increased by $252,000 in 2001 compared to 2000, while contributing 13.8% of non-interest income for 2001 compared to 29.3% for 2000. Other non-interest income increased by $521,000, or 59.4%, compared to 2000 due to mortgage warehouse fees, letter of credit fees, investment fees, rental income and gain on sale of leases. Gain on sale of securities increased in 2001 to $1.9 million compared to $19,000 in 2000.

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

NON-INTEREST EXPENSE

                                                  Year ended December 31
                                           2002            2001              2000
                                       ------------     ------------     ------------
                                                      (In thousands)

Salaries and employee benefits         $     16,757     $     15,033     $     15,330
Net occupancy expense                         5,001            4,795            4,122
Advertising and affinity payments             1,236              278            4,182
Legal and professional                        3,038            1,898            2,823
Communications and data processing            2,839            2,930            1,804
Franchise taxes                                 108              120              145
IPO expenses                                  1,190               --               --
Other (1)                                     5,201            4,378            6,752
                                       ------------     ------------     ------------
Total non-interest expense             $     35,370     $     29,432     $     35,158
                                       ============     ============     ============

(1) Other expense includes such items as courier expenses, regulatory assessments, business development expenses, due from bank charges, and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

         Non-interest expense for the year ended December 31, 2002 increased $6.0 million, or 20.2%, compared to the same period of 2001. Salaries and employee benefits increased by $1.7 million or 11.5% which accounts for 29.0% of the increase in non-interest expense. Total full time employees increased from 198 at December 31, 2001 to 215 at December 31, 2002.

         Net occupancy expense for the year ended December 31, 2002 increased by $206,000, or 4.3%, mainly related to the relocation of our operations center in the last quarter of 2001.

         Advertising expense for the year ended December 31, 2002 increased $958,000, or 344.6%, compared to 2001. Advertising expense for the year ended December 31, 2002 included $586,000 of direct marketing and branding, including print ads for the traditional bank and $12,000 for BankDirect, $630,000 for the purchase of miles related to the American Airlines AAdvantage(R) program and $8,000 of co-branded advertising with American Airlines. We did not purchase any miles in 2001 because the miles that we were contractually required to purchase in 2000 were sufficient to cover our mileage rewards to customers for 2001. In 2002, we are purchasing miles as we utilize them. Legal and professional expenses increased $1.1 million or 60.1%, mainly related to legal expenses incurred with our non-performing loans and leases. Communications and data processing expense for the year ended December 31, 2002 decreased $91,000, or 3.1%, due to some increased efficiencies in our communications costs. IPO expenses of $1.2 million were recognized as our offering attempt has been postponed until more favorable market conditions return.

         Non-interest expense totaled $29.4 million for 2001 compared to $35.2 million in 2000, a decrease of $5.8 million, or 16.3%. Approximately $297,000, or 5.2%, of this decrease in 2001 compared to 2000 was related to salary and employee benefits. Total full time employees decreased from 234 at December 31, 2000 to 198 at December 31, 2001. The decrease was due to our realignment of staffing levels during the second quarter of 2001. Most of this decrease was due to a reduction in BankDirect employees from 40 to 13, relating to our decision to reorient the focus of BankDirect toward higher-balance depositors.

         Net occupancy expense for 2001 increased $673,000 or 16.3%. The increase was primarily due to our use of all of our primary locations for the entire year, as well as the relocation of our operations center in the last quarter of the year.

         Advertising expense for 2001 totaled $278,000 compared to $4.2 million in 2000. Advertising expense in 2000 included direct marketing with print and online ads, branding for the traditional bank and BankDirect, and minimum miles and co-branding related to the American Airlines AAdvantage(R) program.

Legal and professional expense for 2001 totaled $1.9 million compared to $2.8 million in 2000. This decrease is partially due to costs incurred in 2000 related to obtaining final regulatory approval for the formation of a state chartered savings bank in connection with a possible restructuring of our operations (which we decided not to pursue), and an investment banking fee related to BankDirect. Legal and professional expenses for 2000 also included a $150,000 accrual related to legal expenses associated with the contingent liability related to the merchant card processing arrangement, which is discussed below. Communications and data processing expenses increased to $2.9 million in 2001, as compared to $1.8 million in 2000. This increase is due to the strong growth in our loans and non-interest bearing deposits, which created significantly more transactions to be processed. Included in other expenses in 2000 was a $1.8 million contingent liability related to an agreement to provide merchant card processing for a customer who ceased operations and filed for bankruptcy in December 2000. Other expenses in 2001 include a reversal of approximately $300,000 of the $1.8 million contingent liability, as the actual losses were less than the original amount accrued.

INCOME TAXES

         We were utilizing net operating loss carryforwards for the first nine months of 2002, but have expensed $2.5 million of current tax expense based on the expected effective rate for 2002.

         As we incurred net operating losses for 2000, and utilized net operating loss carryforwards for 2001, there was no current or deferred provision for income taxes in those periods. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2002, we had a net deferred tax asset of $2.2 million with a reserve of $5.4 million. In assessing the need for a valuation allowance, the Company has not assumed future taxable income. It is not practical to determine the amount of deferred tax assets that will turn around in a time period that will allow such assets to be recovered through carryback to the 2002 tax year, primarily as a result of uncertainty concerning the period in which charge-offs will be recorded and sustained as tax deductions. As a result, the Company has provided a valuation allowance for a portion of its deferred tax assets.

         At December 31, 2001, we had a net deferred tax asset of $7.0 million, with a reserve equal to that amount. Net operating loss carryforwards at December 31, 2001 were $6.3 million.

LINES OF BUSINESS

         We operate two principal lines of business under our bank - the traditional bank and BankDirect, an Internet-only bank that is operated as a division of our bank. BankDirect, which provides a complete line of consumer deposit services but offers no credit products, has been a net provider of funds, and the traditional bank has been a net user of funds. In order to provide a consistent measure of the net interest margin for BankDirect, we use a multiple pool funds transfer rate to calculate credit for funds provided. This method takes into consideration the current market conditions during the reporting period.

         During the launch of BankDirect in 1999, we incurred approximately $1.9 million in start-up expenses. In 2000, we committed significant resources to advertising and marketing for BankDirect, including approximately $1.9 million spent on AAdvantage(R) miles and co-branded advertising with American Airlines AAdvantage(R). As a result, our non-interest expense related to BankDirect increased to approximately $8.7 million in 2000.

         In February 2001, we reoriented BankDirect towards higher balance depositors and restructured the account fees charged by BankDirect. As a result, we reduced our non-interest expense related to BankDirect to $3.0 million for 2001. In addition, our higher fees resulted in an increase in non-interest income for 2001 to approximately $300,000 from approximately $30,000 in 2000. The historical results below illustrate the evolving role and focus of BankDirect in our business. As management's approach to evaluating the operating performance of BankDirect changes, management will continue to assess the appropriate reporting of BankDirect as a separate segment.

THE TRADITIONAL BANK

                                           Year Ended December 31
                                 2002              2001               2000
                              ------------      ------------      ------------
                                   (In thousands, except percentage data)

Net interest income           $     41,299      $     34,344      $     20,860
Provision for loan losses            5,629             5,762             6,135
Non-interest income                  8,490             5,671             1,927
Non-interest expense                30,466            25,431            24,288
                              ------------      ------------      ------------

Net income (loss)             $     13,694      $      8,822      $     (7,636)
                              ============      ============      ============


Average assets                $  1,365,377      $  1,016,301      $    682,497
Total assets                     1,792,395         1,164,763           908,412

Return on average assets              1.00%              .87%            (1.12)%


BANKDIRECT

                                       Year Ended December 31
                             2002              2001              2000
                         ------------      ------------      ------------
                                          (In thousands)

Net interest income      $      1,012      $        711      $      1,901
Non-interest income               135               312                30
Non-interest expense            2,515             2,985             8,692
                         ------------      ------------      ------------

Net loss                 $     (1,368)     $     (1,962)     $     (6,761)
                         ============      ============      ============

CONSOLIDATED INTERIM FINANCIAL INFORMATION


(In Thousands except Per Share Data)                                                  2002
                                                        ------------------------------------------------------------------
                                                                       Selected Quarterly Financial Data
                                                        ------------------------------------------------------------------
                                                           Fourth            Third            Second             First
                                                        ------------      ------------      ------------      ------------

Interest income                                         $     20,067      $     18,062      $     16,533      $     15,480
Interest expense                                               8,303             7,188             6,319             6,086
                                                        ------------      ------------      ------------      ------------
Net interest income                                           11,764            10,874            10,214             9,394
Provision for loan losses                                      1,270             2,380               808             1,171
                                                        ------------      ------------      ------------      ------------
Net interest income after provision for loan losses           10,494             8,494             9,406             8,223
Non-interest income                                            2,106             1,488             1,460             2,196
Securities gains, net                                             --             1,375                --                --
Non-interest expense                                          10,027             8,563             8,439             8,341
                                                        ------------      ------------      ------------      ------------
Income before income taxes                                     2,573             2,794             2,427             2,078
Income tax expense                                               701               700               608               520
                                                        ------------      ------------      ------------      ------------
Net income                                                     1,872             2,094             1,819             1,558
Preferred stock dividends                                       (280)             (280)             (276)             (261)
                                                        ------------      ------------      ------------      ------------
Income available to common stockholders                 $      1,592      $      1,814      $      1,543      $      1,297
                                                        ============      ============      ============      ============

Earnings per share:
    Basic                                               $        .08      $        .09      $        .08      $        .07
                                                        ============      ============      ============      ============
    Diluted                                             $        .08      $        .09      $        .08      $        .07
                                                        ============      ============      ============      ============

Average shares:
    Basic                                                 19,160,000        19,149,000        19,133,000        19,054,000
                                                        ============      ============      ============      ============
    Diluted                                               19,352,000        19,723,000        19,336,000        19,257,000
                                                        ============      ============      ============      ============


(In Thousands except Per Share Data)                                                2001
                                                        ----------------------------------------------------------------
                                                                    Selected Quarterly Financial Data
                                                        ----------------------------------------------------------------
                                                           Fourth            Third            Second            First
                                                        ------------      ------------     ------------     ------------

Interest income                                         $     16,391      $     18,514     $     17,678     $     18,011
Interest expense                                               7,018             8,862            9,416           10,243
                                                        ------------      ------------     ------------     ------------
Net interest income                                            9,373             9,652            8,262            7,768
Provision for loan losses                                      1,910             1,730            1,292              830
                                                        ------------      ------------     ------------     ------------
Net interest income after provision for loan losses            7,463             7,922            6,970            6,938
Non-interest income                                            1,341             1,006              921              813
Securities gains, net                                            567               354              540              441
Non-interest expense                                           7,277             7,235            7,265            7,655
                                                        ------------      ------------     ------------     ------------
Income before income taxes                                     2,094             2,047            1,166              537
Income tax expense                                                --                --               --               --
                                                        ------------      ------------     ------------     ------------
Net income                                                     2,094             2,047            1,166              537
Preferred stock dividends                                        (26)               --               --               --
                                                        ------------      ------------     ------------     ------------
Income available to common stockholders                 $      2,068      $      2,047     $      1,166     $        537
                                                        ============      ============     ============     ============

Earnings per share:
    Basic                                               $        .11      $        .11     $        .06     $        .03
                                                        ============      ============     ============     ============
    Diluted                                             $        .11      $        .11     $        .06     $        .03
                                                        ============      ============     ============     ============

Average shares:
    Basic                                                 19,034,000        18,975,000       18,918,000       18,901,000
                                                        ============      ============     ============     ============
    Diluted                                               19,398,000        19,145,000       19,090,000       19,074,000
                                                        ============      ============     ============     ============

 ANALYSIS OF FINANCIAL CONDITION

         LOAN PORTFOLIO. Our loan portfolio has grown at an annual rate of 176%, 44% and 24% in 2000, 2001 and 2002, respectively, reflecting the build-up of our lending operations. Our business plan focuses primarily on lending to middle market businesses and high net worth individuals, and accordingly, commercial and real estate loans have comprised a majority of our loan portfolio since we commenced operations, increasing from 48.4% of total loans at December 31, 1998 to 70.6% of total loans at December 31, 2002. Construction loans have decreased from 41.1% of the portfolio at December 31, 1998 to 15.4% of the portfolio at December 31, 2002. Consumer loans have decreased from 10.5% of the portfolio at December 31, 1998 to 2.2% of the portfolio at December 31, 2002. Loans held for sale, which are principally residential mortgage loans being warehoused for sale (typically within 30 days), fluctuate based on the level of market demand in the product.

         We originate substantially all of the loans held in our portfolio, except in certain instances we have purchased individual leases and lease pools (primarily commercial and industrial equipment and vehicles), as well as select loan participations and USDA government guaranteed loans.

         The following summarizes our loan portfolios by major category as of the dates indicated:


(In Thousands)                                     Texas Capital Bancshares
                        --------------------------------------------------------------------------------
                        December 31,     December 31,     December 31,     December 31,     December 31,
                           2002              2001             2000             1999            1998
                        ------------     ------------     ------------     ------------     ------------
Commercial              $    509,505     $    402,302     $    325,774     $    152,749     $      2,227
Construction                 172,451          180,115           83,931           11,565            4,554
Real estate                  282,703          218,192          164,873           51,779            3,142
Consumer                      24,195           25,054           36,092           10,865            1,169
Leases                        17,546           34,552           17,093              642               --
Loans held for sale          116,106           43,764            1,346               --               --
                        ------------     ------------     ------------     ------------     ------------
Total                   $  1,122,506     $    903,979     $    629,109     $    227,600     $     11,092
                        ============     ============     ============     ============     ============

         We continue to lend primarily in Texas. As of December 31, 2002, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. Within the loan portfolio, loans to the services industry were $424.0 million, or 37.8%, of total loans at December 31, 2002. Other notable concentrations include $187.3 million in personal/household loans (which includes loans to certain high net worth individuals for commercial purposes and mortgage loans held for sale, in addition to consumer loans), and $133.8 million in petrochemical and mining loans. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

LOAN MATURITY AND INTEREST RATE SENSITIVITY ON DECEMBER 31, 2002

(In Thousands)                                                              Remaining Maturities of Selected Loans
                                                                        ----------------------------------------------
                                                            Total       Within 1 Year      1-5 Years     After 5 Years
                                                       ------------     -------------    ------------    -------------
Loan maturity:
   Commercial                                          $    509,505     $    283,197     $    186,105     $     40,203
   Construction                                             172,451           93,612           71,065            7,774
                                                       ------------     ------------     ------------     ------------
Total                                                  $    681,956     $    376,809     $    257,170     $     47,977
                                                       ============     ============     ============     ============

Interest rate sensitivity for selected loans with:
   Predetermined interest rates                        $     35,746     $      9,211     $     23,880     $      2,655
   Floating or adjustable interest rates                    646,210          367,598          233,290           45,322
                                                       ------------     ------------     ------------     ------------
Total                                                  $    681,956     $    376,809     $    257,170     $     47,977
                                                       ============     ============     ============     ============

SUMMARY OF LOAN LOSS EXPERIENCE

         The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management's assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $5.6 million for the year ended December 31, 2002, $5.8 million for 2001 and $6.1 million for 2000. These provisions were made to reflect management's assessment of the risk of loan losses specifically including the significant growth in outstanding loans during each of these periods.

         The reserve for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. We regularly evaluate our reserve for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Factors contributing to the determination of specific reserves include the credit worthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. All loans rated doubtful and all commitments rated substandard that are at least $1,000,000 are specifically reviewed for impairment as appropriate. A reserve is recorded when the carrying amount of the loan exceeds the discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. We consider all loans graded substandard or worse to be potential problem loans. As of December 31, 2002, there were $11.8 million in loans rated substandard or worse that are not included as non-accrual or 90 days past due and still accruing. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans greater than $50,000. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate that portion of the required reserve assigned to unfunded loan commitments.

         The reserve allocation percentages assigned to each credit grade have been developed based on an analysis of historical loss rates at selected peer banks, adjusted for certain qualitative factors, and on our management's experience. Qualitative adjustments for such things as general economic conditions, changes in credit policies and lending standards, and changes in the trend and severity of problem loans, can cause the estimation of future losses to differ from past experience. The unallocated portion of the general reserve, which takes into account industry comparable reserve ratios, serves to compensate for additional areas of uncertainty. In addition, the reserve considers the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio.

         The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in actual credit losses. The changes are reflected in both the general reserve and in specific reserves as the collectibility of larger classified loans is regularly recalculated with new information. As our portfolio matures, historical loss ratios are being closely monitored. Eventually, our reserve adequacy analysis will rely more on our loss history and less on the experience of peer banks. Currently, the review of reserve adequacy is performed by executive management and presented to our board of directors for their review, consideration and ratification on a quarterly basis.

         The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $14.5 million at December 31, 2002, $12.6 million at December 31, 2001 and $8.9 million at December 31, 2000. This represents 1.30%, 1.39% and 1.42% of total loans at December 31, 2002, 2001 and 2000, respectively.

         The table below presents a summary of our loan loss experience for the past five years.

SUMMARY OF LOAN LOSS EXPERIENCE

                                                                            Texas Capital Bancshares
                                                  ----------------------------------------------------------------------------
                                                      Year            Year            Year           Year          Inception
                                                     Ended           Ended            Ended          Ended          through
                                                  December 31,    December 31,    December 31,    December 31,    December 31,
                                                     2002             2001            2000            1999            1998
                                                  ------------    ------------    ------------    ------------    ------------
                                                              (In thousands, except percentage and multiple data)

Beginning balance                                 $     12,598    $      8,910    $      2,775    $        100    $         --
Loans charged-off:
   Commercial                                            2,096           1,418              --              --              --
   Consumer                                                 11              --              --              12              --
   Leases                                                1,740             656              --              --              --
                                                  ------------    ------------    ------------    ------------    ------------
Total                                                    3,847           2,074              --              12              --
Recoveries:
   Leases                                                  116              --              --              --              --
   Commercial                                               42              --              --              --              --
                                                  ------------    ------------    ------------    ------------    ------------
                                                           158              --              --              --              --
                                                  ------------    ------------    ------------    ------------    ------------
Net charge-offs                                          3,689           2,074              --              12              --
Provision for loan losses                                5,629           5,762           6,135           2,687               1
Additions due to acquisition of Resource Bank               --              --              --              --              99
                                                  ------------    ------------    ------------    ------------    ------------
Ending balance                                    $     14,538    $     12,598    $      8,910    $      2,775    $        100
                                                  ============    ============    ============    ============    ============

Reserve for loan losses to loans outstanding at
   year-end                                               1.30%           1.39%           1.42%           1.22%            .90%
Net charge-offs to average loans                           .38             .26              --             .01              --
Provision for loan losses to average loans                 .58             .73            1.44            2.73            1.03(1)
Recoveries to gross charge-offs                           4.11              --              --              --              --
Reserve as a multiple of net charge-offs                  3.9x            6.1x              --          231.3x              --

Non-performing and renegotiated loans:
   Loans past due (90 days)                       $        135    $        384    $         --    $         --    $         15
   Non-accrual                                           2,776           6,032              --              --              --
   Renegotiated                                             --           5,013              --              --              --
                                                  ------------    ------------    ------------    ------------    ------------
Total                                             $      2,911    $     11,429    $         --    $         --    $         15
                                                  ============    ============    ============    ============    ============

Reserve as a percent of non-performing and
   renegotiated loans                                   499.42%         110.23%             --              --          666.67%

(1) Percentage is calculated using the combined results of Resource Bank and TCBI for 1998.

LOAN LOSS RESERVE ALLOCATION

                                                             Texas Capital Bancshares
                  ---------------------------------------------------------------------------------------------------------------
                  December 31, 2002       December 31, 2001      December 31, 2000      December 31, 1999      December 31, 1998
                  -------------------    -------------------    -------------------    -------------------    -------------------
                               % of                   % of                   % 199                  % of                    % of
                  Reserve      Loans      Reserve     Loans      Reserve     Loans     Reserve      Loans      Reserve     Loans
                  --------   --------    --------   --------    --------   --------    --------   --------    --------   --------
                                                     (In thousands, except percentage data)
Loan category:
   Commercial     $  4,818         45%   $  7,549         45%   $  3,136         52%   $  1,428         67%   $     --         20%
   Construction      2,008         15       1,004         20         498         13         174          5          --         41
   Real estate       3,193         36       1,738         29       2,250         26         499         23          --         28
   Consumer            114          2         116          2         144          6         187          5          --         11
   Leases              706          2         623          4         384          3          --         --          --         --
   Unallocated       3,699         --       1,568         --       2,498         --         487         --         100         --
                  --------   --------    --------   --------    --------   --------    --------   --------    --------   --------
Total             $ 14,538        100%   $ 12,598        100%   $  8,910        100%   $  2,775        100%   $    100        100%
                  ========   ========    ========   ========    ========   ========    ========   ========    ========   ========

NON-PERFORMING ASSETS

         Non-performing assets include non-accrual loans and leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. We had non-accrual loans and leases of $2,776,000, with reserves of $832,000, at December 31, 2002, non-accrual loans and leases of $6,032,000, with reserves of $1,213,000, at December 31, 2001, a non-accrual lease of $572,000, with a specific reserve of $277,000, at December 31, 2000 and no non-accrual loans or leases at December 31, 1999 and 1998. At December 31, 2002, our non-accrual loans and leases consisted of $641,000 in commercial loans, $1,367,000 in real estate loans, $26,000 in consumer loans and $742,000 in leases. At December 31, 2001, our non-accrual loans and leases consisted of $5,767,000 in commercial loans and $265,000 in leases. At December 31, 2002 and 2001, we had $135,000 and $384,000, respectively, in accruing loans past due 90 days or more. We had one loan relationship in the amount of $5,013,000 that was restructured and returned to accrual status during 2001. The restructuring included a charge-off and a principal reduction from the borrower. Interest income recorded on impaired loans during 2002 was approximately $64,000. Interest income that would have been recorded if the loans had been current during 2002 totaled $771,000. At December 31, 2002, we had $181,000 in other repossessed assets.

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

SECURITIES PORTFOLIO

         Securities are identified as either held-to-maturity or available-for-sale based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. Held-to-maturity securities are carried at cost, adjusted for amortization of premiums or accretion of discounts. Available-for-sale securities are securities that may be sold prior to maturity based upon asset/liability management decisions. Securities identified as available-for-sale are carried at fair value. Unrealized gains or losses on available-for-sale securities are recorded as accumulated other comprehensive income in stockholders' equity. Amortization of premiums or accretion of discounts on mortgage-backed securities is periodically adjusted for estimated prepayments.

         During the year ended December 31, 2002, we maintained an average securities portfolio of $318.9 million compared to an average portfolio of $176.0 million for the same period in 2001. We used additional securities in 2002 to increase our earnings by taking advantage of market spreads between returns on assets and the cost of funding these assets. The December 31, 2002 portfolio was primarily comprised of mortgage-backed securities. The mortgage-backed securities in our portfolio at December 31, 2002 consisted solely of government agency mortgage-backed securities.

         Our unrealized gain on the securities portfolio value increased from a loss of $507,000, which represented 0.25% of the amortized cost, at December 31, 2001, to a gain of $10.0 million, which represented 1.8% of the amortized cost, at December 31, 2002.

         During 2001, we maintained an average securities portfolio of $176.0 million compared to an average portfolio of $203.0 million in 2000. The average securities portfolio was not increased in 2001 due to the strong growth in our loans. The December 31, 2001 portfolio was comprised primarily of mortgage-backed securities. The mortgage-backed securities in our portfolio at December 31, 2001 consisted primarily of government agency mortgage-backed securities.

         Our unrealized loss on the securities portfolio value increased slightly from $482,000, which represented 0.23% of the amortized cost, at December 31, 2000, to $507,000, which represented 0.25% of the amortized cost, at December 31, 2001.

         The average expected life of the mortgage-backed securities was 2.4 years at December 31, 2002 and 4.7 years at December 31, 2001. The effect of possible changes in interest rates on our earnings and equity is discussed under "Interest Rate Risk Management."

         The following presents the book values and fair values of the securities portfolio at December 31, 2002, 2001 and 2000.

SECURITIES

(In Thousands)                                                 Texas Capital Bancshares
                                ---------------------------------------------------------------------------------------
                                     December 31, 2002            December 31, 2001              December 31, 2000
                                ---------------------------   ---------------------------   ---------------------------
                                 Amortized                     Amortized                     Amortized
                                    Cost        Fair Value       Cost         Fair Value       Cost         Fair Value
                                ------------   ------------   ------------   ------------   ------------   ------------
Available-for-sale:
   U.S. Treasuries              $      3,291   $      3,291   $      1,298   $      1,297   $         --   $         --
   U.S. Government Agency                 --             --             --             --         71,488         70,847
   Mortgage-backed securities        530,271        540,280        199,060        198,571         76,957         77,088
   Other debt securities                  --             --             --             --         31,726         31,755
   Equity securities (1)               9,590          9,598          6,514          6,497          5,262          5,262
                                ------------   ------------   ------------   ------------   ------------   ------------

Total available-for-sale             543,152        553,169        206,872        206,365        185,433        184,952

Held-to-maturity:
   Other debt securities                  --             --             --             --         28,366         28,539
                                ------------   ------------   ------------   ------------   ------------   ------------
Total held-to-maturity                    --             --             --             --         28,366         28,539
                                ------------   ------------   ------------   ------------   ------------   ------------
Total securities                $    543,152   $    553,169   $    206,872   $    206,365   $    213,799   $    213,491
                                ============   ============   ============   ============   ============   ============


(1) Equity securities consist of Federal Reserve Bank stock, Federal Home Loan Bank stock, and Community Reinvestment Act funds.

         The amortized cost and estimated fair value of securities are presented below by contractual maturity:

                                                                     At December 31, 2002
                                                            After One      After Five
                                            Less Than        Through         Through        After Ten
                                            One Year        Five Years      Ten Years         Years          Total
                                           ------------    ------------    ------------    ------------    ------------
                                                             (In thousands, except percentage data)
Available-for-sale:
   U. S. Treasuries :
     Amortized cost                        $      3,291    $         --    $         --    $         --    $      3,291
     Estimated fair value                  $      3,291    $         --    $         --    $         --    $      3,291
     Weighted average yield                       1.407%             --              --              --           1.407%
   Mortgage-backed securities : (1)
     Amortized cost                                  --           1,348          36,529         492,394         530,271
     Estimated fair value                            --           1,394          37,326         501,560         540,280
     Weighted average yield                          --           5.796%          5.013%          5.066%          5.064%
   Equity securities :
     Amortized cost                                  --              --              --              --           9,590
     Estimated fair value                            --              --              --              --           9,598
                                                                                                           ------------
   Total available-for-sale securities :
     Amortized cost                                                                                        $    543,152
                                                                                                           ============
     Estimated fair value                                                                                  $    553,169
                                                                                                           ============


(1) Actual maturities may differ significantly from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The average expected life of the mortgage-backed securities was 2.4 years at December 31, 2002.

DEPOSITS

         We compete for deposits by offering a broad range of products and services to our customers. While this includes offering competitive interest rates and fees, the primary means of competing for deposits is convenience and service to our customers. However, our strategy to provide service and convenience to customers does not include a large branch network. Our bank offers eight banking centers, courier services, and online banking. BankDirect, the Internet division of our bank, serves its customers on a 24 hours-a-day/7 days-a-week basis solely through Internet banking.

         Average deposits for the year ended December 31, 2002 increased $176.5 million compared to the same period of 2001. Demand deposits, interest bearing transaction accounts, and time deposits increased by $55.8 million, $11.5 million, and $120.9 million, respectively, during the year ended December 31, 2002 as compared to the same period of 2001. Savings accounts decreased by $11.7 million. The average cost of deposits decreased in 2002 due to lower market interest rates.

         Average deposits for 2001 increased $237.6 million compared to 2000. Demand deposits, interest bearing transaction accounts, savings, and time deposits increased by $51.0 million, $21.5 million, $77.3 million and $87.9 million, respectively, in 2001 compared to 2000. The average cost of deposits decreased in 2001 mainly due to lower market interest rates and BankDirect's reorientation toward higher deposit customers and its restructuring of account fees.

DEPOSIT ANALYSIS

(In Thousands)                                                  Texas Capital Bancshares
                                                                   Average Balances
                                                     ------------------------------------------
                                                         2002           2001           2000
                                                     ------------   ------------   ------------

Non-interest bearing                                 $    155,298   $     99,471   $     48,483
Interest bearing transaction                               52,155         40,673         19,198
Savings                                                   349,128        360,865        283,594
Time deposits                                             433,731        312,826        224,933
                                                     ------------   ------------   ------------

Total average deposits                               $    990,312   $    813,835   $    576,208
                                                     ============   ============   ============

         Uninsured deposits at December 31, 2002 were 57% of total deposits, compared to 47% of total deposits at December 31, 2001 and 36% of total deposits at December 31, 2000. Uninsured deposits as used in this presentation for 2000 and 2001 was based on a simple analysis of account balances over and under $100,000 and does not reflect combined ownership and other account styling that would determine insurance based on FDIC regulations. The presentation for 2002 does reflect combined ownership, but does not reflect all of the account styling that would determine insurance based on FDIC regulations.

         At December 31, 2002, approximately 9% of our total deposits were comprised of a number of short-term maturity deposits from a single municipal entity. We use these funds to increase our net interest income from excess securities that we pledge as collateral for these deposits.

MATURITY OF DOMESTIC CDS AND OTHER TIME DEPOSITS IN AMOUNTS OF $100,000 OR MORE

(In Thousands)                                               Texas Capital Bancshares
                                                     ------------------------------------------
                                                      December 31,  December 31,   December 31,
                                                         2002           2001           2000
                                                     ------------   ------------   ------------
Months to maturity:
    3 or less                                        $    174,518   $    143,264   $     51,579
    Over 3 through 6                                       47,041         20,854         28,588
    Over 6 through 12                                      28,905         29,491         28,739
    Over 12                                               174,715         32,486          7,431
                                                     ------------   ------------   ------------
Total                                                $    425,179   $    226,095   $    116,337
                                                     ============   ============   ============


LIQUIDITY AND CAPITAL RESOURCES

         In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our bank's balance sheet committee, and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the years ended December 31, 2001 and 2002, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank).

         Since early 2001, our liquidity needs have primarily been fulfilled through growth in our traditional bank customer and stockholder deposits. Our goal is to obtain as much of our funding as possible from deposits of these customers and stockholders, which as of December 31, 2002, comprised $810.3 million, or 67.7%, of total deposits, compared to $581.3 million, or 65.6%, of total deposits, at December 31, 2001. These traditional deposits are generated principally through development of long-term relationships with customers and stockholders.

         In addition to deposits from our traditional bank customers and stockholders, we also have access to incremental consumer deposits through BankDirect, our Internet banking facility, and through brokered retail certificates of deposit, or CDs. As of December 31, 2002, BankDirect deposits comprised $206.2 million, or 17.2%, of total deposits, and brokered retail CDs comprised $180.0 million, or 15.0%, of total deposits. Our dependence on Internet deposits and retail brokered CDs is limited by our internal funding guidelines, which as of December 31, 2002, limited borrowing from these sources to 15-25% and 10-20%, respectively, of total deposits.

         Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships and from our upstream correspondent bank relationships (which consist of banks that are considered to be larger than our bank), securities sold under repurchase agreements, treasury, tax and loan notes, and advances from the Federal Home Loan Bank, or FHLB. As of December 31, 2002, our borrowings consisted of a total of $292.0 million of securities sold under repurchase agreements, $83.6 million of downstream federal funds purchased, $10.1 million from customer repurchase agreements, $49.5 million of FHLB borrowings and $14.2 million of treasury, tax and loan notes. Credit availability from the FHLB is based on our bank's financial and operating condition and borrowing collateral we hold with the FHLB. At December 31, 2002, borrowings from the FHLB consisted of approximately $49.5 million of overnight advances bearing interest at 1.4%. Our unused FHLB borrowing capacity at December 31, 2002 was approximately $245.0 million. As of December 31, 2002, none of our borrowings consisted of upstream federal funds purchased, although we had unused upstream federal fund lines available from commercial banks of approximately $37.5 million. During the year ended December 31, 2002, our average borrowings from these sources were 18.3% of average assets, which is well within our internal funding guidelines, which limit our dependence on borrowing sources to 15-25% of total assets. In accordance with our current internal guidelines, excess funding capacity is monitored and maintained at a level in excess of 25% of total assets at all times. The maximum amount of borrowed funds outstanding at any month-end during the year ended December 31, 2002 was $449.5 million, or 25.1% of total assets.

         On November 19, 2002, Texas Capital Bancshares Statutory Trust I, a newly-formed subsidiary of the Company, issued $10,000,000 of its Floating Rate Capital Securities Cumulative Trust Preferred Securities (the Trust Preferred) in a private offering. Proceeds of the Trust Preferred were invested in the Floating Rate Junior Subordinated Deferrable Interest Securities (the Subordinated Debentures) of the Company. Interest rate on the Trust Preferred Subordinated Debentures is three month LIBOR plus 3.35%. After deducting underwriter's compensation and other expenses of the offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on the Subordinated Debentures are deductible for federal income tax purposes.

]


         The Trust Preferred and the Subordinated Debentures each mature in November 2032. If certain conditions are met, the maturity dates of the Trust Preferred and the Subordinated Debentures may be shortened to a date not earlier than November 19, 2007. The Trust Preferred and the Subordinated Debentures also may be redeemed prior to maturity if certain events occur. The Trust Preferred is subject to mandatory redemption, in whole or in part, upon repayment of the Subordinated Debentures at maturity or their earlier redemption. The Company also has the right, if certain conditions are met, to defer payment of interest on the Subordinated Debentures, which would result in a deferral of dividend payments on the Trust Preferred, at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period. The payment by the Company of the principal and interest on the Subordinated Debentures are subordinated and junior in light of payment to the prior payment in full of all senior indebtedness of the Company, whether outstanding at this time or incurred in the future.

         As of December 31, 2002, our contractual obligations and commercial commitments, other than deposit liabilities, were as follows:

(In thousands)                                                               At December 31, 2002
                                                     ------------------------------------------------------------------------
                                                                      After One    After Three
                                                      Within One     But Within     But Within    After Five
                                                         Year       Three Years     Five Years       Years          Total
                                                     ------------   ------------   ------------   ------------   ------------

Federal funds purchased                              $     83,629   $         --   $         --   $         --   $     83,629
Securities sold under repurchase agreements                56,548        235,437             --             --        291,985
Customer repurchase agreements                             10,098             --             --             --         10,098
Treasury, tax and loan notes                               14,248             --             --             --         14,248
FHLB borrowings                                            49,500             --             --             --         49,500
Operating lease obligations                                 2,572          4,980          4,946          6,002         18,500
Long-term debt                                                 --             --             --         10,000         10,000
                                                     ------------   ------------   ------------   ------------   ------------
Total contractual obligations                        $    216,595   $    240,417   $      4,946   $     16,002   $    477,960
                                                     ============   ============   ============   ============   ============

         The contractual amount of our financial instruments with off-balance sheet risk expiring by period at December 31, 2002 is presented below:

(In thousands)                                                                At December 31, 2002
                                                     ------------------------------------------------------------------------
                                                                     After One     After Three
                                                      Within One     But Within     But Within    After Five
                                                         Year       Three Years     Five Years       Years          Total
                                                     ------------   ------------   ------------   ------------   ------------
Commitments to extend credit                         $    224,303   $     94,592   $      8,974   $      3,273   $    331,142
Standby letters of credit                                  20,244          1,882             --             --         22,126
                                                     ------------   ------------   ------------   ------------   ------------
Total contractual obligations                        $    244,547   $     96,474   $      8,974   $      3,273   $    353,268
                                                     ============   ============   ============   ============   ============

         Due to the nature of our unfunded loan commitments, including unfunded lines of credit, the amounts presented in the table above do not necessarily represent amounts that we anticipate funding in the periods presented above.

         Our equity capital averaged $117.1 million for the year ended December 31, 2002 as compared to $90.8 million in 2001 and $82.4 million in 2000. These increases reflect our retention of net earnings during these periods. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the future.

         Our actual and minimum required capital amounts and actual ratios are as follows:

                                                                 Regulatory Capital Adequacy
                                             ----------------------------------------------------------------------
                                                  December 31,            December 31,             December 31,
                                                      2002                    2001                     2000
                                             ---------------------   ----------------------   ---------------------
                                              Amount       Ratio      Amount        Ratio      Amount       Ratio
                                             --------     --------   --------      --------   --------     --------
                                                              (In thousands, except percentage data)
Total capital (to risk-weighted assets):
COMPANY
    Actual                                   $141,688      11.32%    $117,921       11.73%    $ 93,968      10.98%
    To be well-capitalized                        N/A        N/A          N/A         N/A          N/A        N/A
    Minimum required                          100,160       8.00%      80,431        8.00%      68,448       8.00%
    Excess above well-capitalized                 N/A        N/A          N/A         N/A          N/A        N/A
    Excess above minimum                       41,528       3.32%      37,490        3.73%      25,520       2.98%
BANK
    Actual                                   $128,696      10.29%    $114,551       11.39%    $ 82,925       9.69%
    To be well-capitalized                    125,111      10.00%     100,538       10.00%      85,558      10.00%
    Minimum required                          100,089       8.00%      80,430        8.00%      68,446       8.00%
    Excess above well-capitalized               3,585        .29%      14,013        1.39%      (2,633)     (0.31%)
    Excess above minimum                       28,607       2.29%      34,121        3.39%      14,479       1.69%
Tier 1 capital (to risk-weighted assets):
COMPANY
    Actual                                   $127,146      10.16%    $105,353       10.48%    $ 85,058       9.94%
    To be well-capitalized                        N/A        N/A          N/A         N/A          N/A        N/A
    Minimum required                           50,080       4.00%      40,216        4.00%      34,224       4.00%
    Excess above well-capitalized                 N/A        N/A          N/A         N/A          N/A        N/A
    Excess above minimum                       77,066       6.16%      65,137        6.48%      50,834       5.94%
BANK
    Actual                                   $114,154       9.12%    $101,983       10.14%    $ 74,015       8.65%
    To be well-capitalized                     75,066       6.00%      60,323        6.00%      51,335       6.00%
    Minimum required                           50,044       4.00%      40,215        4.00%      34,223       4.00%
    Excess above well-capitalized              39,088       3.12%      41,660        4.14%      22,680       2.65%
    Excess above minimum                       64,110       5.12%      61,768        6.14%      39,792       4.65%

Tier 1 capital (to average assets):
COMPANY
    Actual                                   $127,146       7.66%    $105,353        9.46%    $ 85,058       9.62%
    To be well-capitalized                        N/A        N/A          N/A         N/A          N/A        N/A
    Minimum required                           66,400       4.00%      44,545        4.00%      35,367       4.00%
    Excess above well-capitalized                 N/A        N/A          N/A         N/A          N/A        N/A
    Excess above minimum                       60,746       3.66%      60,808        5.46%      49,691       5.62%
BANK
    Actual                                   $114,154       6.88%    $101,983        9.16%    $ 74,015       8.37%
    To be well-capitalized                     82,949       5.00%      55,681        5.00%      44,208       5.00%
    Minimum required                           66,359       4.00%      44,544        4.00%      35,366       4.00%
    Excess above well-capitalized              31,205       1.88%      46,302        4.16%      29,807       3.37%
    Excess above minimum                       47,795       2.88%      57,439        5.16%      38,649       4.37%

CRITICAL ACCOUNTING POLICIES

         The Securities and Exchange Commission (SEC) recently issued guidance for the disclosure of "critical accounting policies." The SEC defines "critical accounting policies" as those that are most important to the presentation of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

         We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles. The more significant of these policies are summarized in Note 1 to the consolidated financial statements. Not all these significant accounting policies require management to make difficult, subjective, or complex judgments. However, the policies noted below could be deemed to meet the SEC's definition of critical accounting policies.

         Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 5, Accounting for Contingencies. The allowance for loan losses is established through a provision for loan losses charged to current earnings. The amount maintained in the allowance reflects management's continuing evaluation of the loan losses inherent in the loan portfolio. The allowance for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. Factors contributing to the determination of specific reserves include the credit-worthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general reserve, the portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. See "Summary of Loan Loss Experience" for further discussion of the risk factors considered by management in establishing the allowance for loan losses.

         Management considers the policies related to income taxes to be critical to the financial statement presentation. The Company utilizes the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon the difference between the values of the assets and liabilities as reflected in the financial statements and their related tax basis using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. As changes in tax law or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation reserve is provided against deferred tax assets unless it is more likely than not that such deferred tax assets will be realized.

         The Company has a gross deferred tax asset of $6.7 million at December 31, 2002. The asset is realizable to the extent it offsets deferred tax liabilities in a given year, creates a loss that can be carried back and offset against 2002 taxes paid or reduces future taxable income. The Company has not assumed future income in assessing the recoverability of the deferred tax assets due to the uncertainty surrounding current economic conditions and the fact that the Company has a limited operating history and is in an accumulated deficit position for the most recent three years. As a result, the Company has provided a valuation allowance related to deferred taxes unless such assets are certain to turn around during a period in which losses could be carried back to 2002 or in the same period as an offsetting deferred tax liability is certain to turn around. The largest component of the valuation allowance relates to the allowance for loan losses, as it is not practical to determine the exact period in which a charge-off would be recorded and sustained as a tax deduction.

         At such time as the Company concludes it is appropriate to consider future taxable income in assessing the recoverability of the deferred tax asset, all or a portion of the allowance would be reversed resulting in a reduction of tax expense.

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

         We have tested goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002 and annual assessment as of October 1, and no impairment was noted.

         For comparative purposes, the prior period results shown below have been adjusted to reflect the impact the change in accounting would have had if it had been adopted for the periods shown.

(In thousands)                                           December 31, 2002   December 31, 2001   December 31, 2000
                                                         -----------------   -----------------   -----------------
Net income (loss):
    As reported                                              $    7,343          $    5,844          $  (16,497)
    Amortization expense                                             --                 125                 125
                                                             ----------          ----------          ----------
Net income (loss) without amortization expense               $    7,343          $    5,969          $  (16,372)
                                                             ==========          ==========          ==========

Basic income (loss) per share:
    As reported                                              $     0.33          $     0.31          $    (0.95)
    Excluding amortization expense                           $     0.33          $     0.31          $    (0.94)
Diluted income (loss) per share:
    As reported                                              $     0.32          $     0.30          $    (0.95)
    Excluding amortization expense                           $     0.32          $     0.31          $    (0.94)

CONTROLS AND PROCEDURES

         The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act) as of December 31, 2002 and concluded that those disclosure controls and procedures are effective.

         There have been no changes in the Company's internal controls or in other factors known to the Company that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses.

         While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

                      ITEM 7A. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURE ABOUT MARKET RISK


         Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices.

         We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, do not pose significant market risk to us.

         The responsibility for managing market risk rests with the Balance Sheet Management Committee, which operates under policy guidelines established by our board of directors. The negative acceptable variation in net interest income due to a 200 basis point increase or decrease in interest rates is generally limited by these guidelines to +/- 10%. These guidelines also establish maximum levels for short-term borrowings, short-term assets and brokered deposits. They also establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is the ongoing responsibility of the Balance Sheet Management Committee, with exceptions reported to our board of directors on a quarterly basis.

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

         The two "shock test" scenarios assume a sustained parallel 200 basis point increase or decrease, respectively, in interest rates. As short-term rates fell below 2.0% at the end of 2001 and below 1.5% by the end of 2002, we could not assume interest rate changes of 200 basis points as the results in the decreasing rates scenario would be negative rates. Therefore, we are using 150 and 100 basis point variances for 2001 and 2002 for our "shock test" scenarios until short-term rates rise above 2.0%.

         Our interest rate risk exposure model incorporates assumptions regarding the level of interest rate or changes in outstanding balances on indeterminable maturity deposits (demand deposits, interest bearing transaction accounts and savings accounts) for a given level of market rate changes. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Changes in prepayment behavior of mortgage-backed securities, residential, and commercial mortgage loans in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. The impact of planned growth and new business activities is factored into the simulation model.

         This modeling indicated interest rate sensitivity as follows:

(In Thousands)                                               Texas Capital Bancshares
                                -----------------------------------------------------------------------------------
                                                  Anticipated Impact Over the Next Twelve Months
                                                       as Compared to Most Likely Scenario
                                -----------------------------------------------------------------------------------
                                  200 bp Increase       100 bp Decrease      150 bp Increase      150 bp Decrease
                                 December 31, 2002     December 31, 2002    December 31, 2001    December 31, 2001
                                 -----------------     -----------------    -----------------    -----------------
Change in net interest income        $  8,172               $ (5,397)            $  3,246             $ (3,811)

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

         We expect our balance sheet will continue to be asset sensitive over the next twelve months, which means that we will have more loans repricing than deposits over this period. This is largely due to the concentration of our assets in variable rate (rather than fixed rate) loans. If, as we expect will occur, interest rates rise in 2003, this asset-sensitivity will tend to result in an increase in our interest margin, all other factors being equal. In the event of a rising rate environment, management may choose to fund investment securities purchased with term liabilities/deposits to lock in a return. Investment securities are generally held in the "available-for-sale" category so that gains and losses can be realized as appropriate. At certain times, we use the "held-to-maturity" category if we are not planning to sell these securities before maturity.

         As of December 31, 2002, the bank sourced approximately 17% of its total deposits from retail consumer deposit customers through BankDirect, our Internet banking facility. These retail consumer deposits may be more interest rate sensitive than our other deposits as a result of the extremely competitive Internet banking market.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Financial Statements

Consolidated Financial Statements                                                Page Reference
Report of Independent Auditors                                                         44

Consolidated Balance Sheets - December 31, 2002 and December 31, 2001                  45

Consolidated Statements of Operations - Years ended December 31, 2002, 2001
    and 2000                                                                           46

Consolidated Statements of Changes in Stockholders' Equity - Years ended
    December 31, 2002, 2001 and 2000                                                   47

Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001
    and 2000                                                                           48

Notes to Consolidated Financial Statements                                             49

                         Report of Independent Auditors


The Stockholders and Board of Directors
Texas Capital Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Texas Capital Bancshares, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Capital Bancshares, Inc. at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                /s/ ERNST & YOUNG LLP


Dallas, Texas
February 21, 2003

Texas Capital Bancshares, Inc.
Consolidated Balance Sheets
(In Thousands except Share Data)

                                                                               December 31
                                                                            2002           2001
                                                                        -----------    -----------
ASSETS
Cash and due from banks                                                 $    88,744    $    44,260
Federal funds sold                                                               --         12,360
Securities, available-for-sale                                              553,169        206,365
Loans, net                                                                  988,019        841,907
Loans held for sale                                                         116,106         43,764
Premises and equipment, net                                                   3,829          4,950
Accrued interest receivable and other assets                                 41,919          9,677
Goodwill, net                                                                 1,496          1,496
                                                                        -----------    -----------
Total assets                                                            $ 1,793,282    $ 1,164,779
                                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Non-interest bearing                                                $   238,873    $   136,266
    Interest bearing                                                        957,662        749,811
                                                                        -----------    -----------
                                                                          1,196,535        886,077

Accrued interest payable                                                      3,826          2,848
Other liabilities                                                             8,485          5,897
Federal funds purchased                                                      83,629         76,699
Repurchase agreements                                                       302,083         76,986
Other borrowings                                                             63,748          9,913
Long-term debt:
    Guaranteed preferred beneficial interests in the Company's
       subordinated debentures                                               10,000             --
                                                                        -----------    -----------
Total liabilities                                                         1,668,306      1,058,420

Commitments and contingencies--Note 16

Stockholders' equity:
    Series A convertible preferred stock, $.01 par value, 6%:
       Authorized shares - 10,000,000
       Issued shares - 1,057,142 and 753,301 at December 31, 2002 and
          2001, respectively                                                     11              8
    Common stock, $.01 par value:
       Authorized shares - 100,000,000
       Issued shares - 18,500,812 and 18,400,310 at December 31, 2002
          and 2001, respectively                                                185            184
    Series A-1 non-voting common stock, $.01 par value:
       Issued shares - 695,516 and 741,392 at December 31, 2002 and
          2001, respectively                                                      7              7
    Additional paid-in capital                                              131,881        127,378
    Accumulated deficit                                                     (13,347)       (20,690)
    Treasury stock (shares at cost: 97,246 and 87,516 at December 31,
       2002 and 2001, respectively)                                            (668)          (594)
    Deferred compensation                                                       573            573
    Accumulated other comprehensive income (loss)                             6,334           (507)
                                                                        -----------    -----------
Total stockholders' equity                                                  124,976        106,359
                                                                        -----------    -----------
Total liabilities and stockholders' equity                              $ 1,793,282    $ 1,164,779
                                                                        ===========    ===========

See accompanying notes.

Texas Capital Bancshares, Inc.
Consolidated Statements of Operations
(In Thousands except Per Share Data)


                                                           Year ended December 31
                                                        2002        2001       2000
                                                      --------    --------    --------
Interest income:
    Interest and fees on loans                        $ 54,387    $ 59,236    $ 40,282
    Securities                                          15,484      10,760      13,608
    Federal funds sold                                     243         580       1,778
    Deposits in other banks                                 28          18         101
                                                      --------    --------    --------
Total interest income                                   70,142      70,594      55,769

Interest expense:
    Deposits                                            21,223      31,759      31,703
    Federal funds purchased                              1,540       2,107         485
    Other borrowings                                     5,068       1,673         742
    Long-term debt                                          65          --          --
                                                      --------    --------    --------
Total interest expense                                  27,896      35,539      32,930
                                                      --------    --------    --------
Net interest income                                     42,246      35,055      22,839
Provision for loan losses                                5,629       5,762       6,135
                                                      --------    --------    --------
Net interest income after provision for loan losses     36,617      29,293      16,704
Non-interest income:
    Service charges on deposit accounts                  2,772       1,857         487
    Trust fee income                                       987         826         574
    Gain on sale of securities                           1,375       1,902          19
    Cash processing fees                                   993          --          --
    Other                                                2,498       1,398         877
                                                      --------    --------    --------
Total non-interest income                                8,625       5,983       1,957
Non-interest expense:
    Salaries and employee benefits                      16,757      15,033      15,330
    Net occupancy expense                                5,001       4,795       4,122
    Advertising and affinity payments                    1,236         278       4,182
    Legal and professional                               3,038       1,898       2,823
    Communications and data processing                   2,839       2,930       1,804
    Franchise taxes                                        108         120         145
    IPO expenses                                         1,190          --          --
    Other                                                5,201       4,378       6,752
                                                      --------    --------    --------
Total non-interest expense                              35,370      29,432      35,158
                                                      --------    --------    --------

Income (loss) before income taxes                        9,872       5,844     (16,497)
Income tax expense                                       2,529          --          --
                                                      --------    --------    --------
Net income (loss)                                        7,343       5,844     (16,497)
Preferred stock dividends                               (1,097)        (26)         --
                                                      --------    --------    --------
Income (loss) available to common stockholders        $  6,246    $  5,818    $(16,497)
                                                      ========    ========    ========
Income (loss) per share:
    Basic                                             $    .33    $    .31    $   (.95)
                                                      ========    ========    ========
    Diluted                                           $    .32    $    .30    $   (.95)
                                                      ========    ========    ========

See accompanying notes.

Texas Capital Bancshares, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In Thousands except Share Data)


                                                                                              Series A-1
                                       Series A Convertible                                   Non-voting
                                         Preferred Stock             Common Stock             Common Stock           Additional
                                    ------------------------   -----------------------   ------------------------     Paid-in
                                      Shares        Amount       Shares       Amount       Shares        Amount       Capital
                                    ----------    ----------   ----------   ----------   ----------    ----------    ----------
Balance at December 31, 1999                --    $       --   14,519,040   $      145      853,388    $        9    $   86,840
Comprehensive income (loss):
   Net loss                                 --            --           --           --           --            --            --
   Change in unrealized loss on
     available-for-sale
     securities, net of
     reclassification amount of $19         --            --           --           --           --            --            --
Total comprehensive income (loss)
Stock issued                                --            --    3,743,422           37           --            --        27,036
Transfers                                   --            --       41,132            1      (41,132)           (1)           --
Purchase of treasury stock                  --            --           --           --           --            --            --
Sale of treasury stock                      --            --           --           --           --            --            --
Deferred compensation arrangement           --            --           --           --           --            --            --
                                    ----------    ----------   ----------   ----------   ----------    ----------    ----------
Balance at December 31, 2000                --            --   18,303,594          183      812,256             8       113,876
Comprehensive income (loss):
   Net income                               --            --           --           --           --            --            --
   Change in unrealized loss on
     available-for-sale
     securities, net of
     reclassification amount
     of $1,902                              --            --           --           --           --            --            --
Total comprehensive income
Sale of Series A convertible           753,301             8           --           --           --            --        13,175
   preferred stock
Sale of common stock                        --            --       25,852           --           --            --           159
Preferred dividends payable                 --            --           --           --           --            --           (26)
Transfers                                   --            --       70,864            1      (70,864)           (1)           --
Purchase of treasury stock                  --            --           --           --           --            --            --
Sale of treasury stock                      --            --           --           --           --            --           194
                                    ----------    ----------   ----------   ----------   ----------    ----------    ----------
Balance at December 31, 2001           753,301             8   18,400,310          184      741,392             7       127,378
Comprehensive income (loss):
   Net income                               --            --           --           --           --            --            --
   Change in unrealized loss on
     available-for-sale
     securities, net of taxes of
     $3,683, net of
     reclassification amount
     of $1,375                              --            --           --           --           --            --            --
Total comprehensive income
Sale of Series A convertible
   preferred stock                     303,841             3           --           --           --            --         5,247
Sale of common stock                        --            --       54,626            1           --                         350
Preferred dividends                         --            --           --           --           --            --        (1,097)
Transfers                                   --            --       45,876           --      (45,876)           --            --
Purchase of treasury stock                  --            --           --           --           --            --            --
Sale of treasury stock                      --            --           --           --           --            --             3
                                    ----------    ----------   ----------   ----------   ----------    ----------    ----------
Balance at December 31, 2002         1,057,142    $       11   18,500,812   $      185      695,516    $        7    $  131,881
                                    ==========    ==========   ==========   ==========   ==========    ==========    ==========


                                                                                              Accumulated
                                                        Treasury Stock                           Other
                                     Accumulated   ------------------------     Deferred    Comprehensive
                                       Deficit        Shares       Amount     Compensation  Income (Loss)      Total
                                     ------------  ----------    ----------   ------------  --------------   ----------
Balance at December 31, 1999         $  (10,037)     (185,056)   $   (1,169)   $      322   $   (3,198)     $   72,912
Comprehensive income (loss):
   Net loss                             (16,497)           --            --            --           --         (16,497)
   Change in unrealized loss on
     available-for-sale
     securities, net of
     reclassification amount
     of $19                                  --            --            --            --        2,716           2,716
                                                                                                            ----------
Total comprehensive income (loss)                                                                              (13,781)
Stock issued                                 --            --            --            --           --          27,073
Transfers                                    --            --            --            --           --              --
Purchase of treasury stock                   --       (23,112)         (144)           --           --            (144)
Sale of treasury stock                       --        22,000           137            --           --             137
Deferred compensation arrangement            --       (34,660)         (251)          251           --              --
                                     ----------    ----------    ----------    ----------   ----------      ----------
Balance at December 31, 2000            (26,534)     (220,828)       (1,427)          573         (482)         86,197
Comprehensive income (loss):
   Net income                             5,844            --            --            --           --           5,844
   Change in unrealized loss on
     available-for-sale
     securities, net of
     reclassification amount
     of $1,902                               --            --            --            --          (25)            (25)
                                                                                                            ----------
Total comprehensive income                                                                                       5,819

Sale of Series A convertible
   preferred stock                           --            --            --            --           --          13,183
Sale of common stock                         --            --            --            --           --             159
Preferred dividends payable                  --            --            --            --           --             (26)
Transfers                                    --            --            --            --           --              --
Purchase of treasury stock                   --       (70,670)         (452)           --           --            (452)
Sale of treasury stock                       --       203,982         1,285            --           --           1,479
                                     ----------    ----------    ----------    ----------   ----------      ----------
Balance at December 31, 2001            (20,690)      (87,516)         (594)          573         (507)        106,359
Comprehensive income (loss):
   Net income                             7,343            --            --            --           --           7,343
   Change in unrealized loss on
     available-for-sale
     securities, net of taxes of
     $3,683, net of
     reclassification amount
     of $1,375                               --            --            --            --        6,841           6,841
                                                                                                            ----------
Total comprehensive income                                                                                      14,184
Sale of Series A convertible
   preferred stock                           --            --            --            --           --           5,250
Sale of common stock                                                                                               351
Preferred dividends                          --            --            --            --           --          (1,097)
Transfers                                    --            --            --            --           --              --
Purchase of treasury stock                   --       (14,144)         (103)           --           --            (103)
Sale of treasury stock                       --         4,414            29            --           --              32
                                     ----------    ----------    ----------    ----------   ----------      ----------
Balance at December 31, 2002         $  (13,347)      (97,246)   $     (668)   $      573   $    6,334      $  124,976
                                     ==========    ==========    ==========    ==========   ==========      ==========

See accompanying notes.

Texas Capital Bancshares, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

                                                                           Year ended December 31
                                                                   2002            2001           2000
                                                               -----------     -----------     -----------
OPERATING ACTIVITIES
Net income (loss)                                              $     7,343     $     5,844     $   (16,497)
Adjustments to reconcile net income (loss) to net cash used
    in operating activities:
 Provision for loan losses                                           5,629           5,762           6,135
 Depreciation and amortization                                       1,721           1,922           1,599
 Amortization and accretion on securities                            2,696             386            (418)
 Bank owned life insurance (BOLI) income                              (735)             --              --
 Gain on sale of securities                                         (1,375)         (1,902)            (19)
 Loss on sale of assets                                                 --              12              --
 Originations of loans held for sale                            (1,192,981)       (607,318)             --
 Proceeds from sales of loans held for sale                      1,120,639         564,900              --
 Changes in operating assets and liabilities:
      Accrued interest receivable and other assets                  (5,992)            459          (5,465)
      Accrued interest payable and other liabilities                  (371)            (69)          6,456
                                                               -----------     -----------     -----------
Net cash used in operating activities                              (63,426)        (30,004)         (8,209)

INVESTING ACTIVITIES
Purchases of available-for-sale securities                        (485,930)       (259,571)       (146,124)
Proceeds from sales of available-for-sale securities                41,471         142,250         110,498
Maturities and calls of available-for-sale securities                6,500          68,195              --
Purchase of held-to-maturity securities                                 --              --         (28,226)
Principal payments received on securities                          100,357          57,570          18,096
Net increase in loans                                             (152,613)       (232,064)       (398,291)
Purchase of premises and equipment, net                               (242)           (648)         (3,175)
Purchase of BOLI                                                   (25,000)             --              --
                                                               -----------     -----------     -----------
Net cash used in investing activities                             (515,457)       (224,268)       (447,222)

FINANCING ACTIVITIES
Net increase in checking, money market and savings accounts        128,609          52,411         313,025
Net increase in certificates of deposit                            181,849          38,809         194,764
Sale of common stock                                                   351             159          27,073
Issuance of trust preferred                                         10,000              --              --
Net other borrowings                                               278,932          79,838         (39,206)
Net federal funds purchased                                          6,930          65,174          11,525
Sale of preferred stock                                              5,250          13,183              --
Sale (purchase) of treasury stock                                      (71)          1,027              (7)
Dividends paid                                                        (843)             --              --
                                                               -----------     -----------     -----------
Net cash provided by financing activities                          611,007         250,601         507,174
                                                               -----------     -----------     -----------
Net increase (decrease) in cash and cash equivalents                32,124          (3,671)         51,743
Cash and cash equivalents, beginning of year                        56,620          60,291           8,548
                                                               -----------     -----------     -----------
Cash and cash equivalents, end of year                         $    88,744     $    56,620     $    60,291
                                                               ===========     ===========     ===========

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                     $    26,918     $    36,344     $    30,535
    Cash paid during the year for income taxes                       1,450              --              --

 Non-cash transactions:
   Transfers from loans/leases to other repossessed assets             515              --              --
   Transfers from loans/leases to premises and equipment               358              --              --

See accompanying notes.

1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS

Texas Capital Bancshares, Inc. (Texas Capital Bancshares or the Company), a Delaware bank holding company, was incorporated in November 1996 and commenced operations in March 1998. The consolidated financial statements of the Company include the accounts of Texas Capital Bancshares, Inc. and its wholly-owned subsidiary, Texas Capital Bank, National Association (the Bank). The Bank was formed on December 18, 1998 through the acquisition of Resource Bank, National Association (Resource Bank). The Company owns all of the outstanding common securities of Texas Capital Bancshares Statutory Trust I, which is a Connecticut business trust. All significant intercompany accounts and transactions have been eliminated upon consolidation.

All business is conducted through the Bank. BankDirect, a division of the Bank, provides online banking services through the Internet. The Bank currently provides commercial banking services to its customers in Texas. The Bank concentrates on middle market commercial and high net worth customers, while BankDirect provides basic consumer banking services to Internet users.

Amounts and disclosures have been adjusted to reflect a one-for-one stock dividend which was declared on July 30, 2002, and which was paid by September 16, 2002, pursuant to which each stockholder received one additional share of common stock for each share of common stock owned as of July 30, 2002.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Held-to-Maturity and Available-for-Sale

Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity or trading and marketable equity securities not classified as trading are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in a separate component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and accretion is included in interest income from securities. Realized gains and losses and declines in value judged to be other-than-temporary are included in gain (loss) on sale of securities. The cost of securities sold is based on the specific identification method.

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

The accrual of interest on loans is discontinued when it is considered impaired and/or there is a clear indication that the borrower's cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining book balance of the asset is deemed to be collectible. If collectibility is questionable, then cash payments are applied to principal. A loan is placed back on accrual status when both principal and interest are current.

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

REPOSSESSED ASSETS

Repossessed assets consist of collateral that has been repossessed. Collateral that has been repossessed is recorded at the lower of fair value less selling costs or the book value of the loan or lease prior to repossession. Writedowns are provided for subsequent declines in value and are recorded in other non-interest expense.

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

INTANGIBLE ASSETS

Through December 31, 2001, the excess of cost over the fair value of net identifiable assets of businesses acquired (goodwill) was amortized on a straight-line basis over a period not in excess of 20 years. All intangible assets were evaluated annually or more often when economic conditions indicated an impairment might exist to determine recoverability of their carrying value. These conditions would include an ongoing negative performance history and a forecast of anticipated performance that was significantly below management's initial expectation for the acquired entity. Impairment would have been determined based on the estimated discounted cash flows of the entity acquired over the remaining amortization period.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142, which was effective January 1, 2002, prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

As of January 1, 2002, the Company ceased amortizing goodwill. The Company has tested goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002 and annual assessment as of October 1, and no impairment was indicated.

For comparative purposes, the prior year results shown below have been adjusted to reflect the impact the change in accounting would have had if it had been adopted for the periods shown.

(In thousands)                                     December 31,    December 31,     December 31,
                                                  -------------    -------------    -------------
                                                       2002             2001              2000
                                                  -------------    -------------    -------------
Net income (loss):
    As reported                                   $       7,343    $       5,844    $     (16,497)
    Amortization expense                                     --              125              125
                                                  -------------    -------------    -------------
Net income (loss) without amortization expense    $       7,343    $       5,969    $     (16,372)
                                                  =============    =============    =============

                                       December 31,    December 31,     December 31,
                                           2002             2001              2000
                                      -------------    -------------    -------------
Basic income (loss) per share:
    As reported                          $  0.33           $ 0.31          $ (0.95)
    Excluding amortization expense          0.33             0.31            (0.94)
Diluted income (loss) per share:
    As reported                          $  0.32           $ 0.30          $ (0.95)
    Excluding amortization expense          0.32             0.31            (0.94)

STOCK-BASED COMPENSATION

At December 31, 2002, the Company had a stock-based employee compensation plan, which is described more fully in Note 11. The Company accounts for those plans under the recognition and measurement principles of ABP Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(In Thousands except Share Data)                                   Year ended December 31
                                                            2002           2001            2000
                                                          --------       --------       --------
Net income (loss) as reported                             $  7,343       $  5,844       $(16,497)
Deduct: Total stock based employee compensation
    expense determined under fair value based method
    for all awards                                            (691)          (648)          (433)
                                                          --------       --------       --------
Pro forma net income (loss)                                  6,652          5,196        (16,930)

Basic income (loss) per share:
    As reported                                           $    .33       $    .31       $   (.95)
    Pro forma                                                  .29            .27           (.97)

Diluted income (loss) per share:
    As reported                                           $    .32       $    .30       $   (.95)
    Pro forma                                                  .29            .27           (.97)

The fair value of these options was estimated at the date of grant using a Black-Scholes value option pricing model with the following weighted average assumptions used for 2002, 2001 and 2000, respectively: a risk free interest rate of 4.46%, 4.85 % and 6.50%, a dividend yield of 0%, a volatility factor of ..001, .001 and .055, and an estimated life of five years.

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

See Note 11 for additional disclosures regarding stock-based compensation.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized gains or losses on the Company's available-for-sale securities are included in accumulated other comprehensive income (loss).

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

RECLASSIFICATION

Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation.

2. SECURITIES

The following is a summary of securities:

(In Thousands)                                      December 31, 2002
                                  ------------------------------------------------------
                                                   Gross         Gross         Estimated
                                   Amortized    Unrealized     Unrealized        Fair
                                     Cost          Gains         Losses          Value
                                  ----------    ----------     ----------     ----------
Available-for-Sale Securities:
    U. S. Treasuries              $    3,291    $       --     $       --     $    3,291
    Mortgage-backed securities       530,271        10,011             (2)       540,280
    Equity securities                  9,590             8             --          9,598
                                  ----------    ----------     ----------     ----------
                                  $  543,152    $   10,019     $       (2)    $  553,169
                                  ==========    ==========     ==========     ==========


(In Thousands)                                      December 31, 2001
                                  ------------------------------------------------------
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

The amortized cost and estimated fair value of securities are presented below by contractual maturity:

         (In Thousands)                                              December 31, 2002
                                           -----------------------------------------------------------------------
                                             Less Than    One to Five    Five to Ten     After Ten
                                             One Year        Years          Years          Years          Total
                                           -----------    -----------    -----------    -----------    -----------
Available-for-Sale Securities:
   U.S. Treasuries:
      Amortized cost                       $     3,291    $        --    $        --    $        --    $     3,291
      Estimated fair value                       3,291             --             --             --          3,291
      Weighted average yield                     1.407%            --             --             --          1.407%

   Mortgage-backed securities: (1)
      Amortized cost                                --          1,348         36,529        492,394        530,271
      Estimated fair value                          --          1,394         37,326        501,560        540,280
      Weighted average yield                        --          5.796%         5.013%         5.066%         5.064%

   Equity securities:
      Amortized cost                                                                                         9,590
      Estimated fair value                                                                                   9,598
                                                                                                       -----------
   Total available-for-sale securities:
      Amortized cost                                                                                   $   543,152
                                                                                                       ===========
      Estimated fair value                                                                             $   553,169
                                                                                                       ===========

(1) Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

Securities with carrying values of approximately $509,034,000 and $182,503,000 were pledged to secure certain borrowings and deposits at December 31, 2002 and 2001, respectively. See Note 7 for discussion of securities securing borrowings. Of the pledged securities at December 31, 2002 and 2001, approximately $150,939,000 and $63,800,000, respectively, were pledged for certain deposits.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized by category as follows (in thousands):

                                                              December 31
                                                         2002            2001
                                                     -----------     -----------
Commercial                                           $   509,505     $   402,302
Construction                                             172,451         180,115
Real estate                                              282,703         218,192
Consumer                                                  24,195          25,054
Leases                                                    17,546          34,552
Loans held for sale                                      116,106          43,764
                                                     -----------     -----------
                                                       1,122,506         903,979
Deferred income (net of direct origination costs)         (3,843)         (5,710)
Allowance for loan losses                                (14,538)        (12,598)
                                                     -----------     -----------
Loans, net                                           $ 1,104,125     $   885,671
                                                     ===========     ===========

The majority of the loan portfolio is comprised of loans to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. Within the loan portfolio, loans to the services industry were $424.0 million or 37.8% of total loans at December 31, 2002. Other notable segments include personal/household (which includes loans to certain high net worth individuals for commercial purposes and mortgage loans held for sale, in addition to consumer loans), $187.3 million and petrochemical and mining, $133.8 million at December 31, 2002. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

The changes in the allowance for loan losses are summarized as follows (in thousands):

                                     Year ended December 31
                                2002         2001          2000
                              --------     --------     --------
Balance, beginning of year    $ 12,598     $  8,910     $  2,775
Provision for loan losses        5,629        5,762        6,135
Loans charged off               (3,847)      (2,074)          --
Recoveries                         158           --           --
                              --------     --------     --------
Balance, end of year          $ 14,538     $ 12,598     $  8,910
                              ========     ========     ========

The Bank had impaired loans and leases in the amount of $2,776,000 and $6,032,000 with reserves of $832,000 and $1,213,000 as of December 31, 2002 and
2001, respectively. Also, the Bank had one loan relationship in the amount of $5,013,000 that was restructured during 2001. The restructuring included a charge-off and a principal reduction from the borrower. Interest income recorded on impaired loans during 2002 was approximately $64,000. Interest income that would have been recorded if the loans had been current during 2002 totaled $771,000. Average impaired loans outstanding during the years ended December 31, 2002 and 2001 totaled $5,563,000 and $3,041,000, respectively.

During the normal course of business, the Company and subsidiary may enter into transactions with related parties, including their officers, employees, directors, significant stockholders and their related affiliates. It is the Company's policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. Loans to related parties, including officers and directors, were approximately $15,963,000 and $14,955,000 at December 31, 2002 and 2001, respectively. During the years ended December 31, 2002 and 2001, total advances were approximately $19,452,000 and $26,527,000 and total paydowns were $18,444,000 and $19,117,000, respectively.

4. GOODWILL

Prior to the adoption of FAS 142, goodwill acquired in the acquisition of Resource Bank in December 1998 was being amortized over 15 years. Accumulated amortization related to intangibles totaled approximately $374,000 at December 31, 2002 and 2001.

5. PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2002 and 2001 are summarized as follows:

                                 December 31
                              2002        2001
                            -------     -------
                               (In Thousands)
Premises                    $ 3,044     $ 2,880
Furniture and equipment       6,443       6,032
                            -------     -------
                              9,487       8,912
Accumulated depreciation     (5,658)     (3,962)
                            -------     -------
                            $ 3,829     $ 4,950
                            =======     =======


Depreciation expense was approximately $1,721,000 and $1,797,000 at December 31, 2002 and 2001, respectively.

6. DEPOSITS

The scheduled maturities of interest bearing time deposits are as follows at December 31, 2002 (in thousands):

2003                 $310,317
2004                  137,430
2005                   70,207
2006                    1,403
2007 and after          1,227
                     --------
                     $520,584
                     ========

At December 31, 2002 and 2001, the Bank had approximately $25,000,000 and $28,000,000, respectively, in deposits from related parties, including directors, stockholders, and their related affiliates.

At December 31, 2002 and 2001, interest bearing time deposits of $100,000 or more were approximately $425,179,000 and $226,095,000, respectively.

7. BORROWING ARRANGEMENTS

Borrowings at December 31, 2002 consist of $292.0 million of securities sold under repurchase agreements with a weighted average rate of 2.95%, $10.1 million of customer repurchase agreements, and $14.2 million of treasury, tax and loan notes. Securities sold under repurchase are with three significant counterparties which are Salomon Smith Barney at $240.7 million, Morgan Stanley Dean Witter at $24.9 million and Bank of America at $26.4 million. The weighted average maturities of the Salomon, Morgan and Bank of America repurchase agreements are 25 months, 20 months and 1 month, respectively. Other borrowings also include $49.5 million of FHLB overnight advances bearing interest of 1.4%. Based on the loans that could be pledged and securities that were not already pledged for other purposes, the Bank had an additional $245.0 million of FHLB borrowings available at December 31, 2002. There were $336.4 million of securities pledged for customer repurchase agreements and securities sold under repurchase agreements and $14.5 million pledged for treasury, tax and loan notes. During the year, our average borrowings from these sources were 18.3% of average assets. The maximum amount of borrowed funds outstanding at any month-end during the year ended December 31, 2002 was $449.5 million or 25.1% of total assets.

The Bank had $83.6 million of downstream federal funds purchased outstanding with a rate of 1.39% at December 31, 2002. The Bank had unused upstream federal fund lines available from commercial banks at December 31, 2002 of approximately $37.5 million. Generally, these federal fund borrowings are overnight, but not to exceed seven days.

As of December 31, 2002, our borrowings and contractual obligations were as follows (in thousands)

                                                               After One     After Three
                                                Within One    But Within     But Within      After Five
                                                   Year       Three Years    Five Years        Years          Total
                                               -----------    -----------    -----------    -----------    -----------
Federal funds purchased                        $    83,629    $        --    $        --    $        --    $    83,629
Securities sold under repurchase agreements
                                                    56,548        235,437             --             --        291,985
Customer repurchase agreements                      10,098             --             --             --         10,098
Treasury, tax and loan notes                        14,248             --             --             --         14,248
FHLB borrowings                                     49,500             --             --             --         49,500
Long-term debt                                          --             --             --         10,000         10,000
Operating lease obligations                          2,572          4,980          4,946          6,002         18,500
                                               -----------    -----------    -----------    -----------    -----------
Total contractual obligations                  $   216,595    $   240,417    $     4,946    $    16,002    $   477,960
                                               ===========    ===========    ===========    ===========    ===========

8. LONG-TERM DEBT

On November 19, 2002, Texas Capital Bancshares Statutory Trust I, a newly-formed subsidiary of the Company, issued $10,000,000 of its Floating Rate Capital Securities Cumulative Trust Preferred Securities (the Trust Preferred) in a private offering. Proceeds of the Trust Preferred were invested in the Floating Rate Junior Subordinated Deferrable Interest Securities (the Subordinated Debentures) of the Company. Interest rate on the Trust Preferred Subordinated Debentures is three month LIBOR plus 3.35%. After deducting underwriter's compensation and other expenses of the offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on the Subordinated Debentures are deductible for federal income tax purposes.

The Trust Preferred and the Subordinated Debentures each mature in November 2032. If certain conditions are met, the maturity dates of the Trust Preferred and the Subordinated Debentures may be shortened to a date not earlier than November 19, 2007. The Trust Preferred and the Subordinated Debentures also may be redeemed prior to maturity if certain events occur. The Trust Preferred is subject to mandatory redemption, in whole or in part, upon repayment of the Subordinated Debentures at maturity or their earlier redemption. The Company also has the right, if certain conditions are met, to defer payment of interest on the Subordinated Debentures, which would result in a deferral of dividend payments on the Trust Preferred, at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period. The payment by the Company of the principal and interest on the Subordinated Debentures is subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, whether outstanding at this time or incurred in the future.

The Company and Texas Capital Bancshares Statutory Trust I believe that, taken together, the obligations of the Company under the Trust Preferred Guarantee Agreement, the Amended and Restated Trust Agreement, the Subordinated Debentures, the Indenture and the Agreement as to Expenses and Liabilities, entered into in connection with the offering of the Trust Preferred and the Subordinated Debentures, in the aggregate constitute a full and unconditional guarantee by the Company of the obligations of Texas Capital Bancshares Statutory Trust I under the Trust Preferred.

Texas Capital Bancshares Statutory Trust I is a Connecticut business trust created for the purpose of issuing the Trust Preferred and purchasing the Subordinated Debentures, which are its sole assets. The Company owns all of the outstanding common securities, liquidation value $1,000 per share of Texas Capital Bancshares Statutory Trust I.

The Trust Preferred meets the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the Trust Preferred and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital. At December 31, 2002, all of the Trust Preferred was included in Tier I capital.

9. INCOME TAXES

The Company utilized its remaining net operating loss carryforwards of $6.3 million during 2002, and incurred $2,529,000 of current tax expense for the year ended December 31, 2002. Current income tax payable at December 31, 2002 was $1,079,000. The Company has not recorded a deferred tax benefit due to uncertainty surrounding whether such benefit would actually be realized.

As a net operating loss was incurred during the year ended December 31, 2000 and a net operating loss carryfoward was utilized for the year ended December 31, 2001, there was no current or deferred provision for income taxes.

The provision for income taxes consists of the following for periods ended:

                                     Year ended December 31
                                   2002      2001      2000
                                  ------    ------    ------
                                        (In thousands)
Current:
    Federal                       $2,529    $   --    $   --
    State                             --        --        --
                                  ------    ------    ------
Total                             $2,529    $   --    $   --
                                  ======    ======    ======
Deferred:
    Federal                       $   --    $   --    $   --
    State                             --        --        --
                                  ------    ------    ------
Total                             $   --    $   --    $   --
                                  ======    ======    ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

In assessing the need for a valuation allowance, the Company has not assumed future taxable income. It is not practical to determine the amount of deferred tax assets that will turn around in a time period that will allow such assets to be recovered through carryback to the 2002 tax year, primarily as a result of uncertainty concerning the period in which charge-offs will be recorded and sustained as tax deductions. As a result, the Company has provided a valuation allowance for a portion of its deferred tax assets.

                                                          December 31
                                                       2002        2001
                                                     -------     -------
                                                        (In Thousands)
Deferred tax assets:
    Net operating loss carryforward                  $    --     $ 2,154
    Allowance for loan losses                          5,088       4,283
    Organizational costs/software                         74         210
    Depreciation                                         266          80
    Loan origination fees                              1,179         999
    Non-accrual interest                                  96          --
    Unrealized loss on securities                         --         172
    Other                                                 32          81
                                                     -------     -------
                                                       6,735       7,979

Deferred tax liabilities:
    Loan origination costs                              (567)       (691)
    Cash to accrual                                     (156)       (309)
    FHLB stock dividends                                 (83)         --
    Unrealized gain on securities                     (3,683)         --
                                                     -------     -------
                                                      (4,489)     (1,000)
                                                     -------     -------

Net deferred tax asset before valuation allowance      2,246       6,979
Valuation allowance                                   (5,400)     (6,979)
                                                     -------     -------
Net deferred tax asset (liability)                   $(3,154)    $    --
                                                     =======     =======

The reconciliation of income attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                        Year ended December 31
                                    2002        2001        2000
                                   ------      ------      ------
Tax at U.S. statutory rate             34%         34%         34%
Non-deductible/deductible items        (1)%         2%         (1)%
Changes in valuation allowance         (9)%       (36)%       (33)%
Other                                   2%         --          --
                                   ------      ------      ------
Total                                  26%          0%          0%
                                   ======      ======      ======

A valuation allowance equal to the total estimated tax benefit of the net deferred asset has been established at December 31, 2002 and 2001. The change in the valuation allowance for the current year is $1.6 million.

10. SERIES A CONVERTIBLE PREFERRED STOCK

In December 2001 and January 2002, the Company issued 753,301 and 303,841 shares, respectively, of Series A Convertible Preferred Stock at $17.50 per share. Dividends are at an annual rate of 6.0% and are payable quarterly. Each share is convertible into two shares of common stock.

Automatic conversion occurs in the event of (a) a change of control or a material event; or (b) the sale of all or substantially all of the assets of the Company; or (c) immediately prior to the closing of an underwritten public offering of shares of the common stock of the Company at a price of $17.50 per share or greater (pre-dividend); or (d) if Texas Capital's common stock is listed for trading on the New York Stock Exchange or the Nasdaq National Market and thereafter the average closing price of such common stock for any consecutive 30 day period is at or above $17.50 per share (pre-dividend); or (e) if there is a change in the Federal Reserve capital adequacy guidelines that results in the preferred stock not qualifying as Tier I capital. Mandatory conversion is upon the fifth anniversary date of the issuance date.

The voting rights of each share of preferred stock is equal to two votes.

Additional paid-in capital at December 31, 2002 is net of $1,123,000 of dividends paid.

In the event of any liquidation of the Company, the preferred holders would receive out of the assets of the Company available for distribution an amount equal to $17.50 per share plus any accrued and unpaid dividends before any distribution made to the holders of any class of stock ranking junior to the preferred stock.

11. EMPLOYEE BENEFITS

The Company has a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (the 401(k)
Plan). The 401(k) Plan permits the employees of the Company to defer a portion of their compensation. Matching contributions may be made in amounts and at times determined by the Company. The Company made no such contributions for the years ended December 31, 2002 and 2001. Amounts contributed by the Company for a participant will vest over six years and will be held in trust until distributed pursuant to the terms of the 401(k) Plan. Employees of the Company are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options.

During 2000, the Company implemented an Employee Stock Purchase Plan (ESPP). Employees are eligible for the plan when they have met certain requirements concerning period of credited service and minimum hours worked. Eligible employees may contribute a minimum of 1% to a maximum of 10% of eligible compensation up to the Section 423 of the Internal Revenue Code limit of $25,000. The Company has allocated 160,000 shares to the plan. As of December 31, 2002 and 2001, 82,098 and 46,124 shares, respectively, had been purchased on behalf of the employees.

The Company has a stock option plan. The number of options awarded and the employees to receive the options are determined by the Board of Directors, or its designated committee. Options awarded under this plan are subject to vesting requirements. Generally, one fifth of the options awarded vest annually and expire 10 years after date of grant. Total options available under the plan at December 31, 2002 and 2001, were 2,362,205 and 1,913,846, respectively. During 2002 and 2001, 553,500 and 194,600 options were awarded at an exercise price of $7.25, respectively.

The Company follows SFAS No. 123, Accounting for Stock Based Compensation. The statement allows the continued use of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Under APB 25, no compensation expense is recognized at the date of grant for the options where the exercise price of the stock options equals the market price of the underlying stock on the date of grant. Compensation expense of $24,000 was recorded in 2002, 2001 and 2000 for the options that were granted at $5.55 with a three-year vesting period. The Company's election to continue the use of APB 25 requires pro forma disclosures of net income as if the fair value based method of accounting had been applied. See Note 1 for those disclosures.

A summary of the Company's stock option activity and related information for 2002, 2001 and 2000 is as follows:

                                                 December 31, 2002           December 31, 2001            December 31, 2000
                                             -------------------------   -------------------------    -------------------------
                                                            Weighted                     Weighted                     Weighted
                                                             Average                      Average                     Average
                                                            Exercise                     Exercise                     Exercise
                                              Options         Price        Options        Price         Options         Price
                                            ----------     ----------    ----------     ----------    ----------     ----------
Options outstanding at beginning of year     1,502,648     $     6.44     1,367,360     $     6.33     1,144,640     $     6.19
Options granted                                553,500           7.25       194,600           7.25       282,020           6.88
Options exercised                              (17,800)          6.96            --             --        (6,000)          6.25
Options forfeited                              (78,520)          6.66       (59,312)          6.40       (53,300)          6.25
                                            ----------     ----------    ----------     ----------    ----------     ----------
Options outstanding at year-end              1,959,828     $     6.61     1,502,648     $     6.44     1,367,360     $     6.33
                                            ==========     ==========    ==========     ==========    ==========     ==========

Options vested at year-end                     851,615     $     6.30       698,884     $     6.29       361,608     $     6.12

Weighted average fair value of options
    granted during 2002, 2001 and 2000
    in which the option exercise price
    ($7.25 and $6.25) equaled the market
    price:                                  $     1.42                   $     1.53                   $     1.85


Weighted average remaining contractual
    life of options currently
    outstanding in years:                         7.19                         7.53                         8.31

In September 2002, the Company granted restricted stock awards to four of its executive officers totaling 300,000 shares. The shares vest as certain stock price targets are met. If the targets are not met, the shares will cliff vest at the end of six years. The Company expensed approximately $91,000 during 2002 related to these stock awards.

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

12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

                                                                           December 31
                                                                         2002        2001
                                                                       --------    --------
                                                                          (In Thousands)
Financial instruments whose contract amounts represent credit risk:
    Commitments to extend credit                                       $331,142    $319,072
    Standby letters of credit                                            22,126      25,476

13. REGULATORY RESTRICTIONS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank's capital ratios exceed the regulatory definition of well capitalized as of December 31, 2002 and 2001. As of June 30, 2002, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank's category. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

 (In Thousands except Percentage Data)                                                    To Be Well Capitalized
                                                                                               Under Prompt
                                                                       For Capital           Corrective Action
                                                 Actual             Adequacy Purposes           Provisions
                                           -----------------        -----------------     ----------------------
                                            Amount     Ratio         Amount     Ratio        Amount      Ratio
                                           --------    -----        --------    -----        --------    -----
As of December 31, 2002:

Total capital (to risk-weighted assets):
COMPANY                                    $141,688    11.32%       $100,160      8.00%           N/A       N/A
Bank                                        128,696    10.29%        100,089      8.00%      $125,111     10.00%

Tier 1 capital (to risk-weighted assets):
COMPANY                                    $127,146    10.16%       $ 50,080      4.00%           N/A       N/A
Bank                                        114,154     9.12%         50,044      4.00%       $75,066      6.00%

Tier 1 capital (to average assets):
COMPANY                                    $127,146     7.66%       $ 66,400      4.00%           N/A       N/A
Bank                                        114,154     6.88%         66,359      4.00%        82,949      5.00%

As of December 31, 2001:

Total capital (to risk-weighted assets):
COMPANY                                    $117,921    11.73%       $ 80,431      8.00%           N/A      N/A
Bank                                        114,551    11.39%         80,430      8.00%      $100,538     10.00%

Tier 1 capital (to risk-weighted assets):
COMPANY                                    $105,353    10.48%       $ 40,216      4.00%           N/A      N/A
Bank                                        101,983    10.14%         40,215      4.00%       $60,323      6.00%

Tier 1 capital (to average assets):
COMPANY                                    $105,353     9.46%       $ 44,545      4.00%           N/A      N/A
Bank                                        101,983     9.16%         44,544      4.00%       $55,681      5.00%

Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank's regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. No dividends were declared or paid during 2002 or 2001.

The required balance at the Federal Reserve at December 31, 2002 and 2001 was approximately $22,185,000 and $11,323,000, respectively.

14. EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands except share data):

                                                                    Year ended December 31
                                                            2002             2001             2000
                                                        ------------     ------------     ------------
Numerator:
   Net income (loss)                                    $      7,343     $      5,844     $    (16,497)
   Preferred stock dividends                                  (1,097)             (26)              --
                                                        ------------     ------------     ------------
Numerator for basic earnings (loss) per share-income
  (loss) available to common stockholders                      6,246            5,818          (16,497)
Effect of dilutive securities:
   Preferred stock dividends (2)                                  --               26               --
                                                        ------------     ------------     ------------
Numerator for dilutive earnings (loss) per
  share-income (loss) available to common
  stockholders after assumed conversion                 $      6,246     $      5,844     $    (16,497)
                                                        ============     ============     ============

Denominator:
   Denominator for basic earnings per share-weighted
     average shares                                       19,145,255       18,957,652       17,436,628
   Effect of dilutive securities:
     Employee stock options (1)                              199,619          170,020               --
     Series A convertible preferred stock (2)                     --           49,532               --
                                                        ------------     ------------     ------------
Dilutive potential common shares                             199,619          219,552               --
                                                        ------------     ------------     ------------
Denominator for dilutive earnings per share-adjusted
  weighted average shares and assumed conversions
                                                          19,344,874       19,177,204       17,436,628
                                                        ============     ============     ============

Basic earnings (loss) per share                         $        .33     $        .31     $       (.95)
                                                        ============     ============     ============
Diluted earnings (loss) per share                       $        .32     $        .30     $       (.95)
                                                        ============     ============     ============

(1) Excludes employee stock options with exercise price equal to or greater than average market price for the period of $7.25.

(2) Effects of Series A convertible preferred stock are anti-dilutive in 2002 and are not included.

15. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

                                     December 31, 2002           December 31, 2001
                                  ------------------------    ------------------------
                                   Carrying     Estimated      Carrying     Estimated
                                    Amount      Fair Value      Amount      Fair Value
                                  ----------    ----------    ----------    ----------
Cash and cash equivalents         $   88,744    $   88,744    $   56,620    $   56,620
Securities, available-for-sale       553,169       553,169       206,365       206,365
Loans, net                         1,104,125     1,110,132       885,671       891,775
Deposits                           1,196,535     1,200,071       886,077       887,436
Federal funds purchased               83,629        83,629        76,699        76,699
Borrowings                           365,831       367,798        86,899        86,906
Long-term debt                        10,000        10,000            --            --

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

Loans

For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are generally based on carrying values. The fair value for other loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value. The carrying amount of loans held for sale approximates fair value.

Deposits

The carrying amounts for variable-rate money market accounts approximate their fair value. Fixed-term certificates of deposit fair values are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities.

Federal funds purchased, other borrowings and long-term debt

The carrying value reported in the consolidated balance sheet for federal funds purchased and short-term borrowings approximates their fair value. The fair value of term borrowings and long-term debt is estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar borrowings.

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

16. COMMITMENTS AND CONTINGENCIES

The Company leases various premises under operating leases with various expiration dates. Rent expense incurred under operating leases amounted to approximately $2,654,000, $2,443,000 and $2,064,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Minimum future lease payments under operating leases are as follows:

                                          Minimum
       Year ending December 31,           Payments
       ------------------------         --------------
                                        (In Thousands)
        2003                               $ 2,572
        2004                                 2,459
        2005                                 2,521
        2006                                 2,504
        2007 and thereafter                  8,444
                                           -------
                                           $18,500
                                           =======

17. CONTINGENT LIABILITIES

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

18. PARENT COMPANY ONLY

Summarized financial information for Texas Capital Bancshares, Inc. - Parent Company Only follows:

BALANCE SHEETS                                          December 31
                                                    2002         2001
                                                 ---------     ---------
                                                      (In Thousands)
ASSETS
Cash and cash equivalents                        $  12,364     $   3,597
Investment in subsidiaries                         122,294       102,989
Other assets                                         1,261            16
                                                 ---------     ---------
Total assets                                     $ 135,919     $ 106,602
                                                 =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                $     633     $     243
Long-term debt                                      10,310            --
                                                 ---------     ---------
Total liabilities                                   10,943           243
                                                 ---------     ---------

Preferred stock                                         11             8
Common stock                                           192            96
Additional paid-in capital                         131,881       127,473
Accumulated deficit                                (13,347)      (20,690)
Treasury stock                                         (95)          (21)
Accumulated other comprehensive income (loss)        6,334          (507)
                                                 ---------     ---------
Total stockholders' equity                         124,976       106,359
                                                 ---------     ---------
Total liabilities and stockholders' equity       $ 135,919     $ 106,602
                                                 =========     =========


STATEMENTS OF EARNINGS                                                    Year ended December 31
                                                                      2002        2001         2000
                                                                   --------     --------     --------
                                                                             (In Thousands)
Dividend income                                                    $      2     $     --     $     --
Interest income                                                          --           --           78
                                                                   --------     --------     --------
Total income                                                              2           --           78

Interest expense                                                         67           --           --
Salaries and employee benefits                                          440          512          699
Legal and professional                                                  614           --           --
IPO expense                                                           1,190           --           --
Other non-interest expense                                              145          504        1,479
                                                                   --------     --------     --------
Total expense                                                         2,456        1,016        2,178
                                                                   --------     --------     --------

Loss before income taxes and equity in undistributed income
    (loss) of subsidiary                                             (2,454)      (1,016)      (2,100)
Income tax expense (benefit)                                           (644)          --           --
                                                                   --------     --------     --------
Loss before equity in undistributed income (loss) of subsidiary
                                                                     (1,810)      (1,016)      (2,100)

Equity in undistributed income (loss) of subsidiary                   9,153        6,860      (14,397)
                                                                   --------     --------     --------
Net income (loss)                                                  $  7,343     $  5,844     $(16,497)
                                                                   ========     ========     ========

STATEMENTS OF CASH FLOWS                                             Year ended December 31
                                                                2002         2001         2000
                                                              --------     --------     --------
                                                                        (In Thousands)
OPERATING ACTIVITIES
Net income (loss)                                             $  7,343     $  5,844     $(16,497)
Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
       Equity in undistributed (income) loss of subsidiary      (9,153)      (6,860)      14,397
       (Increase) decrease in other assets                        (745)           1            1
       Increase (decrease) in other liabilities                    135          (16)          90
                                                              --------     --------     --------
Net cash used in operating activities                           (2,420)      (1,031)      (2,009)

INVESTING ACTIVITY
Investment in subsidiaries                                      (3,310)     (21,000)     (15,000)
Investment in non-marketable equity securities                    (500)          --           --
                                                              --------     --------     --------
Net cash used in investing activity                             (3,810)     (21,000)     (15,000)

FINANCING ACTIVITIES
Trust preferred                                                 10,310           --           --
Sale of preferred stock                                          5,250       13,183           --
Preferred stock dividends                                         (843)          --           --
Sale of common stock                                               351          159       27,073
(Purchase) sale of treasury stock, net                             (71)       1,027           (7)
                                                              --------     --------     --------
Net cash provided by financing activities                       14,997       14,369       27,066
                                                              --------     --------     --------

Net (decrease) increase in cash and cash equivalents             8,767       (7,662)      10,057
Cash and cash equivalents at beginning of year                   3,597       11,259        1,202
                                                              --------     --------     --------
Cash and cash equivalents at end of year                      $ 12,364     $  3,597     $ 11,259
                                                              ========     ========     ========

19. REPORTABLE SEGMENTS

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

TRADITIONAL BANKING                    Year ended December 31
                                2002           2001           2000
                             ----------     ----------     ----------
                                         (In Thousands)
Net interest income          $   41,299     $   34,344     $   20,860
Provision for loan losses         5,629          5,762          6,135
Non-interest income               8,490          5,671          1,927
Non-interest expense             30,466         25,431         24,288
                             ----------     ----------     ----------
Net income (loss)            $   13,694     $    8,822     $   (7,636)
                             ==========     ==========     ==========

Average assets               $1,365,377     $1,016,301     $  682,497
Total assets                  1,792,395      1,164,763        908,412
Return on average assets           1.00%          0.87%         (1.12)%

BANKDIRECT                  Year ended December 31
                         2002        2001        2000
                        -------     -------     -------
                                (In Thousands)
Net interest income     $ 1,012     $   711     $ 1,901
Non-interest income         135         312          30
Non-interest expense      2,515       2,985       8,692
                        -------     -------     -------
Net loss                $(1,368)    $(1,962)    $(6,761)
                        =======     =======     =======

Reportable segments reconciliation to the consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

                                                           December 31, 2002
                                           -------------------------------------------------
                                               Net       Provision       Non-         Non-
                                            Interest     for Loan      interest     interest
                                             Income       Losses        Income      Expense
                                           ---------     ---------    ---------    ---------
Total reportable lines of business         $  42,311     $   5,629    $   8,625    $  32,981
Unallocated items:
    Holding company                              (65)           --           --        2,389
                                           ---------     ---------    ---------    ---------
Texas Capital Bancshares (consolidated)    $  42,246     $   5,629    $   8,625    $  35,370
                                           =========     =========    =========    =========

                                                           December 31, 2001
                                           -------------------------------------------------
                                               Net       Provision       Non-         Non-
                                            Interest     for Loan      interest     interest
                                             Income       Losses        Income      Expense
                                           ---------     ---------    ---------    ---------
Total reportable lines of business         $  35,055     $   5,762    $   5,983    $  28,416
Unallocated items:
    Holding company                               --            --           --        1,016
                                           ---------     ---------    ---------    ---------
Texas Capital Bancshares (consolidated)    $  35,055     $   5,762    $   5,983    $  29,432
                                           =========     =========    =========    =========

                                                           December 31, 2000
                                           -------------------------------------------------
                                               Net       Provision       Non-         Non-
                                            Interest     for Loan      interest     interest
                                             Income       Losses        Income      Expense
                                           ---------     ---------    ---------    ---------
Total reportable lines of business         $  22,761     $   6,135    $   1,957    $  32,980
Unallocated items:
    Holding company                               78            --           --        2,178
                                           ---------     ---------    ---------    ---------
Texas Capital Bancshares (consolidated)    $  22,839     $   6,135    $   1,957    $  35,158
                                           =========     =========    =========    =========

20. RELATED PARTY TRANSACTIONS

Certain members of our board of directors provide legal and consulting services to the Company.

See Notes 3 and 6 for a description of loans and deposits with related parties.

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



         Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 20, 2003, which proxy materials will be filed with the United States Securities and Exchange Commission no later than April 30, 2003.



                         ITEM 11. EXECUTIVE COMPENSATION



         Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 20, 2003, which proxy materials will be filed with the United States Securities and Exchange Commission no later than April 30, 2003.



                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT



         Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 20, 2003, which proxy materials will be filed with the United States Securities and Exchange Commission no later than April 30, 2003.



             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



         Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 20, 2003, which proxy materials will be filed with the United States Securities and Exchange Commission no later than April 30, 2003.

                        ITEM 14. CONTROLS AND PROCEDURES


         The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act) as of December 31, 2002 and concluded that those disclosure controls and procedures are effective.

         There have been no changes in the Company's internal controls or in other factors known to the Company that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses.

         While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.


                                ITEM 15. EXHIBITS


(a)      Documents filed as part of this report

         (1)      All financial statements
                  Auditors' Report of Ernst & Young LLP

         (2)      All financial statements required by Item 8
                  Auditors' Report of Ernst & Young LLP

         (3)      Exhibits

                  4.4 Certificate of Amendment of Certificate of Designation of the 6.0% Series A Convertible Preferred Stock

                  10.3 Executive Employment Agreement between Joseph M. Grant and Texas Capital Bancshares, Inc., dated October 8, 2002

                  10.4 Executive Employment Agreement between Raleigh Hortenstine III and Texas Capital Bancshares, Inc., dated October 8, 2002

                  10.5 Executive Employment Agreement between George F. Jones, Jr. and Texas Capital Bancshares, Inc., dated October 8, 2002

                  10.6 Executive Employment Agreement between C. Keith Cargill and Texas Capital Bancshares, Inc., dated October 8, 2002

(b)      Reports on Form 8-K

         Current Report filed on Form 8-K regarding Item 5 (Other Events), dated December 4, 2002

         Current Report filed on Form 8-K regarding Item 5 (Other Events), dated December 9, 2002

(c)      Exhibits

Exhibit Number                        Description
     2.1          Agreement and Plan to Consolidate Texas Capital Bank with and into Resource Bank, National Association under the Charter of
                  Resource Bank, National Association and under the Title of
                  "Texas Capital Bank, National Association," which is
                  incorporated by reference to Exhibit 2.1 to our registration statement on Form 10 dated August 24, 2001

     2.2 Amendment to Agreement and Plan to Consolidate, which is incorporated by reference to Exhibit 2.2 to our registration statement on Form 10 dated August 24, 2001

     3.1 Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1 to our registration statement on Form
                  10 dated August 24, 2001

     3.2 Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.2 to our registration statement on Form 10 dated August 24, 2001

     3.3 Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.3 to our registration statement on Form 10 dated August 24, 2001

     3.4 Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.4 to our registration statement on Form 10 dated August 24, 2001

     3.5 Amended and Restated Bylaws of Texas Capital Bancshares, Inc., which is incorporated by reference to Exhibit 3.5 to our registration statement on Form 10 dated August 24, 2001

     4.1 Texas Capital Bancshares, Inc. 1999 Omnibus Stock Plan, which is incorporated by reference to Exhibit 4.1 to our registration statement on Form 10 dated August 24, 2001

     4.2          Texas Capital Bancshares, Inc. 2001 Employee Stock Purchase
                  Plan, which is incorporated by reference to Exhibit 4.2 to our registration statement on Form 10 dated August 24, 2001

     4.3          Certificate of Designation in connection with Texas Capital
                  Bancshares, Inc. 2002 6.0% Series A Convertible Preferred
                  Stock Offering which is incorporated by reference to our Form
                  10-K dated March 26, 2002

     4.4 Certificate of Amendment of Certificate of Designation of the 6.0% Series A Convertible Preferred Stock which is incorporated by reference as Annex A to our Definitive Proxy
                  Statement on Schedule 14A dated August 28, 2002

     4.5          Placement Agreement by and among Texas Capital Bancshares,
                  Inc., Texas Capital Bancshares Statutory Trust I and SunTrust
                  Capital Markets, Inc. which is incorporated by reference to our Current Report Form 8-K dated December 4, 2002

Exhibit Number                        Description
     4.6          Certificate of Trust of Texas Capital Bancshares Statutory
                  Trust I, dated Novem-ber 12, 2002 which is incorporated by reference to our Current Report Form 8-K dated December 4, 2002

     4.7          Amended and Restated Declaration of Trust by and among State
                  Street Bank and Trust Company of Connecticut, National
                  Association, Texas Capital Bancshares, Inc. and Joseph M.
                  Grant, Raleigh Hortenstine III and Gregory B. Hultgren, dated
                  November 19, 2002 which is incorporated by reference to our Current Report Form 8-K dated December 4, 2002

     4.8 Indenture, dated November 19, 2002 which is incorporated by reference to our Current Report Form 8-K dated December 4, 2002

     4.9 Guarantee Agreement between Texas Capital Bancshares, Inc., and State Street Bank and Trust Company of Connecticut,
                  National Association, dated November 19, 2002 which is incorporated by reference to our Current Report Form 8-K dated
                  December 4, 2002

    10.1 Deferred Compensation Agreement, which is incorporated by reference to Exhibit 10.2 to our registration statement on Form 10 dated August 24, 2001

    10.2 Deferred Compensation Agreement, which is incorporated by reference to Exhibit 10.3 to our registration statement on Form 10 dated August 24, 2001

    10.3          Executive Employment Agreement between Joseph M. Grant and
                  Texas Capital Bancshares, Inc., dated October 8, 2002*

    10.4 Executive Employment Agreement between Raleigh Hortenstine III and Texas Capital Bancshares, Inc., dated October 8, 2002*

    10.5          Executive Employment Agreement between George F. Jones, Jr.
                  and Texas Capital Bancshares, Inc., dated October 8, 2002*

    10.6          Executive Employment Agreement between C. Keith Cargill and
                  Texas Capital Bancshares, Inc., dated October 8, 2002*

      21          Subsidiaries of the Registrant*

    99.1          Certification of Chief Executive Officer*

    99.2          Certification of Chief Financial Officer*

*Filed herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: March 26, 2003         TEXAS CAPITAL BANCSHARES, INC.


                             By: /S/ JOSEPH M. GRANT
                                 -------------------------------------------
                                 Joseph M. Grant
                                 Chairman of the Board of Directors and
                                 Chief Executive Officer


Date: March 26, 2003         /S/ JOSEPH M. GRANT
                             -----------------------------------------------
                             Joseph M. Grant
                             Chairman of the Board of Directors and Chief
                             Executive Officer (principal executive officer)


Date: March 26, 2003         /S/ GREGORY HULTGREN
                             -----------------------------------------------
                             Gregory Hultgren
                             Chief Financial Officer
                             (principal financial and accounting officer)


Date: March 26, 2003         /S/ LEO CORRIGAN III
                             -----------------------------------------------
                             Leo Corrigan III
                             Director


Date: March 26, 2003         /S/ JAMES R. ERWIN
                             -----------------------------------------------
                             James R. Erwin
                             Director


Date: March 26, 2003         /S/ FREDERICK B. HEGI, JR.
                             -----------------------------------------------
                             Frederick B. Hegi, Jr.
                             Director


Date: March 26, 2003         /S/ JAMES R. HOLLAND, JR.
                             -----------------------------------------------
                             James R. Holland, Jr.
                             Director


Date: March 26, 2003         /S/ RALEIGH HORTENSTINE III
                             -----------------------------------------------
                             Raleigh Hortenstine III
                             Director


Date: March 26, 2003         /S/ GEORGE F. JONES, JR.
                             -----------------------------------------------
                             George F. Jones, Jr.
                             Director

Date: March 26, 2003         /S/ LARRY A. MAKEL
                             -----------------------------------------------
                             Larry A. Makel
                             Director


Date: March 26, 2003         /S/ WALTER W. MCALLISTER III
                             -----------------------------------------------
                             Walter W. McAllister III
                             Director


Date: March 26, 2003         S/ LEE ROY MITCHELL
                             -----------------------------------------------
                             Lee Roy Mitchell
                             Director


Date: March 26, 2003         /S/ STEVE ROSENBERG
                             -----------------------------------------------
                             Steve Rosenberg
                             Director


Date: March 26, 2003         /S/ JOHN C. SNYDER
                             -----------------------------------------------
                             John C. Snyder
                             Director


Date: March 26, 2003         /S/ ROBERT W. STALLINGS
                             -----------------------------------------------
                             Robert W. Stallings
                             Director


Date: March 26, 2003         /S/ JAMES CLEO THOMPSON, JR.
                             -----------------------------------------------
                             James Cleo Thompson, Jr.
                             Director


Date: March 26, 2003         /S/ IAN J. TURPIN
                             -----------------------------------------------
                             Ian J. Turpin
                             Director

                                 CERTIFICATIONS



I, Joseph M. Grant, certify that:

1. I have reviewed this annual report on Form 10-K of Texas Capital Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003




/S/ Joseph M. Grant
-----------------------
Joseph M. Grant
Chief Executive Officer

I, Gregory B. Hultgren, certify that:

1. I have reviewed this annual report on Form 10-K of Texas Capital Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003



/S/ Gregory B. Hultgren
-----------------------
Gregory B. Hultgren
Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                     Description
     2.1          Agreement and Plan to Consolidate Texas Capital Bank with and into Resource Bank, National Association under the Charter of
                  Resource Bank, National Association and under the Title of
                  "Texas Capital Bank, National Association," which is
                  incorporated by reference to Exhibit 2.1 to our registration statement on Form 10 dated August 24, 2001

     2.2 Amendment to Agreement and Plan to Consolidate, which is incorporated by reference to Exhibit 2.2 to our registration statement on Form 10 dated August 24, 2001

     3.1 Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1 to our registration statement on Form
                  10 dated August 24, 2001

     3.2 Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.2 to our registration statement on Form 10 dated August 24, 2001

     3.3 Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.3 to our registration statement on Form 10 dated August 24, 2001

     3.4 Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.4 to our registration statement on Form 10 dated August 24, 2001

     3.5 Amended and Restated Bylaws of Texas Capital Bancshares, Inc., which is incorporated by reference to Exhibit 3.5 to our registration statement on Form 10 dated August 24, 2001

     4.1 Texas Capital Bancshares, Inc. 1999 Omnibus Stock Plan, which is incorporated by reference to Exhibit 4.1 to our registration statement on Form 10 dated August 24, 2001

     4.2          Texas Capital Bancshares, Inc. 2001 Employee Stock Purchase
                  Plan, which is incorporated by reference to Exhibit 4.2 to our registration statement on Form 10 dated August 24, 2001

     4.3          Certificate of Designation in connection with Texas Capital
                  Bancshares, Inc. 2002 6.0% Series A Convertible Preferred
                  Stock Offering which is incorporated by reference to our Form
                  10-K dated March 26, 2002

     4.4 Certificate of Amendment of Certificate of Designation of the 6.0% Series A Convertible Preferred Stock which is incorporated by reference as Annex A to our Definitive Proxy
                  Statement on Schedule 14A dated August 28, 2002

     4.5          Placement Agreement by and among Texas Capital Bancshares,
                  Inc., Texas Capital Bancshares Statutory Trust I and SunTrust
                  Capital Markets, Inc. which is incorporated by reference to our Current Report Form 8-K dated December 4, 2002

Exhibit Number                            Description
     4.6          Certificate of Trust of Texas Capital Bancshares Statutory
                  Trust I, dated Novem-ber 12, 2002 which is incorporated by reference to our Current Report Form 8-K dated December 4, 2002

     4.7          Amended and Restated Declaration of Trust by and among State
                  Street Bank and Trust Company of Connecticut, National
                  Association, Texas Capital Bancshares, Inc. and Joseph M.
                  Grant, Raleigh Hortenstine III and Gregory B. Hultgren, dated
                  November 19, 2002 which is incorporated by reference to our Current Report Form 8-K dated December 4, 2002

     4.8 Indenture, dated November 19, 2002 which is incorporated by reference to our Current Report Form 8-K dated December 4, 2002

     4.9 Guarantee Agreement between Texas Capital Bancshares, Inc., and State Street Bank and Trust Company of Connecticut,
                  National Association, dated November 19, 2002 which is incorporated by reference to our Current Report Form 8-K dated
                  December 4, 2002

    10.1 Deferred Compensation Agreement, which is incorporated by reference to Exhibit 10.2 to our registration statement on Form 10 dated August 24, 2001

    10.2 Deferred Compensation Agreement, which is incorporated by reference to Exhibit 10.3 to our registration statement on Form 10 dated August 24, 2001

    10.3          Executive Employment Agreement between Joseph M. Grant and
                  Texas Capital Bancshares, Inc., dated October 8, 2002*

    10.4 Executive Employment Agreement between Raleigh Hortenstine III and Texas Capital Bancshares, Inc., dated October 8, 2002*

    10.5          Executive Employment Agreement between George F. Jones, Jr.
                  and Texas Capital Bancshares, Inc., dated October 8, 2002*

    10.6          Executive Employment Agreement between C. Keith Cargill and
                  Texas Capital Bancshares, Inc., dated October 8, 2002*

    21            Subsidiaries of the Registrant*

    99.1          Certification of Chief Executive Officer*

    99.2          Certification of Chief Financial Officer*

*Filed herewith