Form 10-Q
period 2003-03-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2003-05-14
CIK 1077428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended March 31, 2003

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the transition period from ________________ to ________________


                         Commission file number 0-30533

                         TEXAS CAPITAL BANCSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                          DELAWARE                                                  75-2679109
      (State or other jurisdiction of incorporation or                (I.R.S. Employer Identification Number)
                        organization)

   2100 MCKINNEY AVENUE, SUITE 900, DALLAS, TEXAS, U.S.A.                             75201
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


         Indicate by checkmark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check whether the issuer has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         On May 14, 2003, the number of shares set forth below was outstanding with respect to each of the issuer's classes of common stock:

                  Common Stock                                             18,513,084
                  Series A-1 Non-voting Common Stock                          694,672

                         Texas Capital Bancshares, Inc.
                                    Form 10-Q
                          Quarter Ended March 31, 2003

                                      Index

Part I. Financial Information

     Item 1.  Financial Statements
              Consolidated Statements of Operations - Unaudited                                             3
              Consolidated Balance Sheets - Unaudited                                                       4
              Consolidated Statements of Changes in Stockholders' Equity - Unaudited                        5
              Consolidated Statements of Cash Flows - Unaudited                                             6
              Notes to Consolidated Financial Statements - Unaudited                                        7
              Financial Summaries - Unaudited                                                              11

     Item 2.  Management's Assessment of Operations and Financial Condition                                12

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                   19

     Item 4.  Controls and Procedures                                                                      21


Part II. Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                                             22

ITEM 1. FINANCIAL STATEMENTS


TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands except per share data)

                                                              Three months ended March 31
                                                                2003              2002
                                                            ------------      ------------
INTEREST INCOME
Interest and fees on loans                                  $     14,696      $     12,501
Securities                                                         5,356             2,889
Federal funds sold                                                    87                89
Deposits in other banks                                                1                 1
                                                            ------------      ------------
Total interest income                                             20,140            15,480
INTEREST EXPENSE
Deposits                                                           5,382             4,907
Federal funds purchased                                              440               375
Other borrowings                                                   2,445               804
Long-term debt                                                       133                --
                                                            ------------      ------------
Total interest expense                                             8,400             6,086
                                                            ------------      ------------
NET INTEREST INCOME                                               11,740             9,394
PROVISION FOR LOAN LOSSES                                          1,250             1,171
                                                            ------------      ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               10,490             8,223
NON-INTEREST INCOME
Service charges on deposit accounts                                  843               629
Trust fee income                                                     281               247
Gain on sale of securities                                           341                --
Cash processing fees                                                 900               993
Bank owned life insurance (BOLI) income                              414                --
Other                                                                550               327
                                                            ------------      ------------
Total non-interest income                                          3,329             2,196
NON-INTEREST EXPENSE
Salaries and employee benefits                                     5,379             4,333
Net occupancy expense                                              1,187             1,277
Advertising                                                          193                80
Legal and professional                                               579               684
Communications and data processing                                   720               722
Franchise taxes                                                       37                14
Other                                                              1,283             1,231
                                                            ------------      ------------
Total non-interest expense                                         9,378             8,341
                                                            ------------      ------------
INCOME BEFORE INCOME TAXES                                         4,441             2,078
Income tax expense                                                 1,410               520
                                                            ------------      ------------
NET INCOME                                                         3,031             1,558

Preferred stock dividends                                           (274)             (261)
                                                            ------------      ------------
Income available to common stockholders                     $      2,757      $      1,297
                                                            ============      ============

EARNINGS PER SHARE:
Basic                                                       $        .14      $        .07
Diluted                                                     $        .14      $        .07

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands except share data)

                                                                             March 31,       December 31,
                                                                               2003              2002
                                                                           ------------      ------------
ASSETS
Cash and due from banks                                                    $     56,049      $     88,744
Federal funds sold                                                               62,210                --
Securities, available-for-sale                                                  620,769           553,169
Loans, net                                                                    1,037,121           988,019
Loans held for sale                                                             122,950           116,106
Premises and equipment, net                                                       3,498             3,829
Accrued interest receivable and other assets                                     44,084            41,919
Goodwill, net                                                                     1,496             1,496
                                                                           ------------      ------------
Total assets                                                               $  1,948,177      $  1,793,282
                                                                           ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits:
       Non-interest bearing                                                $    272,789      $    238,873
       Interest bearing                                                       1,023,357           957,662
                                                                           ------------      ------------
    Total deposits                                                            1,296,146         1,196,535

Accrued interest payable                                                          2,714             3,826
Other liabilities                                                                 7,413             8,485
Federal funds purchased                                                         148,729            83,629
Repurchase agreements                                                           352,628           302,083
Other borrowings                                                                  2,785            63,748
Long-term debt:
    Guaranteed preferred beneficial interests in the Company's
       subordinated debentures                                                   10,000            10,000
                                                                           ------------      ------------
Total liabilities                                                             1,820,415         1,668,306

Stockholders' equity:
    Series A convertible preferred stock, $.01 par value, 6%:
       Authorized shares - 10,000,000
       Issued shares - 1,057,142  at March 31, 2003 and
          December 31, 2002                                                          11                11
    Common stock, $.01 par value:
       Authorized shares - 100,000,000
       Issued shares - 18,517,656 and 18,500,812 at March 31, 2003
          and December 31, 2002, respectively                                       185               185
    Series A-1 non-voting common stock, $.01 par value:
       Issued shares - 694,672 and 695,516 at March 31, 2003 and
          December 31, 2002, respectively                                             7                 7
    Additional paid-in capital                                                  131,707           131,881
    Accumulated deficit                                                         (10,316)          (13,347)
    Treasury stock (shares at cost: 97,246 at March 31, 2003 and
       December 31, 2002)                                                          (668)             (668)
    Deferred compensation                                                           573               573
    Accumulated other comprehensive income                                        6,263             6,334
                                                                           ------------      ------------
Total stockholders' equity                                                      127,762           124,976
                                                                           ------------      ------------
Total liabilities and stockholders' equity                                 $  1,948,177      $  1,793,282
                                                                           ============      ============

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (In thousands except share data)

                                         Series A                                                Series A-1
                                        Convertible                                              Non-voting
                                      Preferred Stock              Common Stock                Common Stock
                                 -------------------------   -------------------------   --------------------------
                                                                                                                      Additional
                                                                                                                        Paid-in
                                   Shares        Amount        Shares        Amount        Shares         Amount        Capital
                                 -----------   -----------   -----------   -----------   -----------    -----------   -----------

Balance at December 31, 2001         753,301   $         8    18,400,310   $       184       741,392    $         7   $   127,378
Comprehensive income:
   Net income                             --            --            --            --            --             --            --
   Change in unrealized gain
     (loss) on
     available-for-sale
     securities, net of tax
     of $3,683, net of
     reclassification amount
     of $1,375                            --            --            --            --            --             --            --

Total comprehensive income
Sale of Series A convertible
   preferred stock                   303,841             3            --            --            --             --         5,247
Sale of common stock                      --            --        54,626             1            --             --           350
Preferred dividends                       --            --            --            --            --             --        (1,097)
Transfers                                 --            --        45,876            --       (45,876)            --            --
Purchase of treasury stock                --            --            --            --            --             --            --
Sale of treasury stock                    --            --            --            --            --             --             3
                                 -----------   -----------   -----------   -----------   -----------    -----------   -----------
Balance at December 31, 2002       1,057,142            11    18,500,812           185       695,516              7       131,881
Comprehensive income (loss):
   Net income                             --            --            --            --            --             --            --
   Change in unrealized gain
     (loss) on
     available-for-sale
     securities, net of
     taxes of $38, net
     of reclassification
     amount of $341                       --            --            --            --            --             --            --

Total comprehensive income
   (loss)
Sale of common stock                      --            --        16,000            --            --             --           100
Transfers                                 --            --           844            --          (844)            --            --
Preferred dividend accrued                --            --            --            --            --             --          (274)
                                 -----------   -----------   -----------   -----------   -----------    -----------   -----------
Balance at March 31, 2003          1,057,142   $        11    18,517,656   $       185       694,672    $         7   $   131,707
                                 ===========   ===========   ===========   ===========   ===========    ===========   ===========


                                                                                            Accumulated
                                                       Treasury Stock                          Other
                                                 --------------------------                   Compre-
                                                                                              hensive
                                  Accumulated                                   Deferred       Income
                                    Deficit        Shares         Amount      Compensation     (Loss)          Total
                                  -----------    -----------    -----------   ------------  ------------    -----------

Balance at December 31, 2001      $   (20,690)       (87,516)   $      (594)   $       573   $      (507)   $   106,359
Comprehensive income:
   Net income                           7,343             --             --             --            --          7,343
   Change in unrealized gain
     (loss) on
     available-for-sale
     securities, net of tax
     of $3,683, net of
     reclassification amount
     of $1,375                             --             --             --             --         6,841          6,841
                                                                                                            -----------
Total comprehensive income                                                                                       14,184
Sale of Series A convertible
   preferred stock                         --             --             --             --            --          5,250
Sale of common stock                       --             --             --             --            --            351
Preferred dividends                        --             --             --             --            --         (1,097)
Transfers                                  --             --             --             --            --             --
Purchase of treasury stock                 --        (14,144)          (103)            --            --           (103)
Sale of treasury stock                     --          4,414             29             --            --             32
                                  -----------    -----------    -----------    -----------   -----------    -----------
Balance at December 31, 2002          (13,347)       (97,246)          (668)           573         6,334        124,976
Comprehensive income (loss):
   Net income                           3,031             --             --             --            --          3,031
   Change in unrealized gain
     (loss) on
     available-for-sale
     securities, net of
     taxes of $38, net
     of reclassification
     amount of $341                        --             --             --             --           (71)           (71)
                                                                                                            -----------
Total comprehensive income                                                                                        2,960
   (loss)
Sale of common stock                       --             --             --             --            --            100
Transfers                                  --             --             --             --            --             --
Preferred dividend accrued                 --             --             --             --            --           (274)
                                  -----------    -----------    -----------    -----------   -----------    -----------
Balance at March 31, 2003         $   (10,316)       (97,246)   $      (668)   $       573   $     6,263    $   127,762
                                  ===========    ===========    ===========    ===========   ===========    ===========

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

                                                                             Three months ended March 31
                                                                               2003              2002
                                                                           ------------      ------------
OPERATING ACTIVITIES
Net income                                                                 $      3,031      $      1,558
Adjustments to reconcile net income to net cash provided by (used
     in) operating activities:
   Provision for loan losses                                                      1,250             1,171
   Depreciation and amortization                                                    366               461
   Gain on sale of securities                                                      (341)               --
   Amortization and accretion on securities                                       1,975               327
   Bank owned life insurance (BOLI) income                                         (414)               --
   Originations of loans held for sale                                         (452,891)         (230,012)
   Proceeds from sales of loans held for sale                                   446,047           249,776
   Changes in operating assets and liabilities:
     Accrued interest receivable and other assets                                (1,735)             (419)
     Accrued interest payable and other liabilities                              (1,867)           (3,411)
                                                                           ------------      ------------
Net cash provided by (used in) operating activities                              (4,579)           19,451

INVESTING ACTIVITIES
Purchases of available-for-sale securities                                     (145,660)          (80,534)
Proceeds from sales of available-for-sale securities                             10,694                --
Maturities and calls of available-for-sale securities                             1,800             1,400
Principal payments received on securities                                        63,550            17,616
Net (increase) decrease in loans                                                (50,408)            6,904
Purchase of premises and equipment, net                                               5              (123)
                                                                           ------------      ------------
Net cash used in investing activities                                          (120,019)          (54,737)

FINANCING ACTIVITIES
Net increase (decrease) in checking, money market and savings
   accounts                                                                      65,503           (25,573)
Net increase in certificates of deposit                                          34,108            76,257
Sale of preferred stock                                                              --             5,250
Sale of common stock                                                                100                --
Net other borrowings                                                            (10,418)            5,805
Dividends paid                                                                     (280)               --
Net federal funds purchased                                                      65,100             8,670
Sale of treasury stock, net                                                          --                24
                                                                           ------------      ------------
Net cash provided by financing activities                                       154,113            70,433
                                                                           ------------      ------------
Net increase in cash and cash equivalents                                        29,515            35,147
Cash and cash equivalents at beginning of period                                 88,744            56,620
                                                                           ------------      ------------
Cash and cash equivalents at end of period                                 $    118,259      $     91,767
                                                                           ============      ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                $      9,380      $      6,644
Non-cash transactions:
   Transfers from loans/leases to other repossessed assets                           16                --
   Transfers from loans/leases to premises and equipment                             40                --

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

New Accounting Standards

In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. The Company adopted the disclosure provisions of Statement 148 effective December 31, 2002.

At March 31, 2003, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.

                                                                        Three months ended March 31
                                                                           2003              2002
                                                                       ------------      ------------

Net income as reported                                                 $      3,031      $      1,558
Deduct: Total stock based employee compensation expense
   determined under fair value based method for all awards                     (188)             (101)
                                                                       ------------      ------------
Pro forma net income                                                   $      2,843      $      1,457
                                                                       ============      ============

Basic income per share:
   As reported                                                         $        .14      $        .07
   Pro forma                                                                    .13               .06

Diluted income per share:
   As reported                                                         $        .14      $        .07
   Pro forma                                                                    .13               .06

The fair value of these options was estimated at the date of grant using a Black-Scholes value option pricing model with the following weighted average assumptions used for 2003 and 2002, respectively: a risk free interest rate of 2.85% and 4.37%, a dividend yield of 0%, a volatility factor of .228 and .001, and an estimated life of five years.

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

(2) EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share data):

                                                                          Three months ended March 31
                                                                            2003                2002
                                                                       --------------      --------------

Numerator:
    Net income                                                         $        3,031      $        1,558
    Preferred stock dividends                                                    (274)               (261)
                                                                       --------------      --------------
Numerator for basic earnings per share-income available to
    common shareholders                                                         2,757               1,297
Effect of dilutive securities:
    Preferred stock dividends(2)                                                  274                  --
                                                                       --------------      --------------
Numerator for dilutive earnings per share-income available to
    common shareholders after assumed conversion                       $        3,031      $        1,297
                                                                       ==============      ==============

Denominator:
    Denominator for basic earnings per share-weighted average
       shares                                                              19,194,023          19,054,114
    Effect of dilutive securities:
       Employee stock options(1)                                              207,804             203,298
       Convertible preferred stock(2)                                       2,114,284                  --
                                                                       --------------      --------------
    Dilutive potential common shares                                        2,322,088             203,298
                                                                       --------------      --------------
Denominator for dilutive earnings per share-adjusted weighted
    average shares and assumed conversions                                 21,516,111          19,257,412
                                                                       ==============      ==============

Basic earnings per share                                               $          .14      $          .07
Diluted earnings per share                                             $          .14      $          .07

(1) Excludes employee stock options with exercise price greater than current market price.

(2) Effects of convertible preferred stock are anti-dilutive and are not included in March 2002. Effects of convertible preferred stock are dilutive and are included in March 2003.

(3) REPORTABLE SEGMENTS

The Company operates two principal lines of business under the Bank: the traditional bank and BankDirect, an internet only bank.

BankDirect has been a net provider of funds and the traditional bank has been a net user of funds. In order to provide a consistent measure of the net interest margin for BankDirect, a multiple pool funds transfer pricing method was used to calculate credit for funds provided. This method takes into consideration market conditions during the reporting period.

TRADITIONAL BANKING
(In thousands)

                                              Three months ended March 31
                                                 2003             2002
                                             ------------     ------------

Net interest income                          $     11,901     $      9,019
Provision for loan losses                           1,250            1,171
Non-interest income                                 3,286            2,154
Non-interest expense                                8,448            7,689
                                             ------------     ------------
Net income                                   $      5,489     $      2,313
                                             ============     ============

BANKDIRECT
(In thousands)

                                              Three months ended March 31
                                                 2003             2002
                                             ------------     ------------

Net interest income (loss)                   $        (28)    $        375
Provision for loan losses                              --               --
Non-interest income                                    43               42
Non-interest expense                                  476              518
                                             ------------     ------------
Net loss                                     $       (461)    $       (101)
                                             ============     ============

Reportable segments reconciliations to the Consolidated Financial Statements for the three months ended March 31, 2003 are as follows (in thousands):

                                             Net Interest     Provision for     Non-interest     Non-interest
                                                Income         Loan Losses         Income           Expense
                                             ------------     -------------     ------------     ------------

Total reportable lines of business           $     11,873      $      1,250     $      3,329     $      8,924
Unallocated items:
   Holding company                                   (133)               --               --              454
                                             ------------      ------------     ------------     ------------
The Company consolidated                     $     11,740      $      1,250     $      3,329     $      9,378
                                             ============      ============     ============     ============

Reportable segments reconciliations to the Consolidated Financial Statements for the three months ended March 31, 2002 are as follows (in thousands):

                                             Net Interest    Provision for     Non-interest     Non-interest
                                                Income        Loan Losses         Income           Expense
                                             ------------    -------------     ------------     ------------

Total reportable lines of business           $      9,394     $      1,171     $      2,196     $      8,207
Unallocated items:
   Holding company                                     --               --               --              134
                                             ------------     ------------     ------------     ------------
The Company consolidated                     $      9,394     $      1,171     $      2,196     $      8,341
                                             ============     ============     ============     ============

(4) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

                                                                                    March 31,
(In thousands)                                                                        2003
                                                                                  ------------

Financial instruments whose contract amounts represent credit risk:
   Commitments to extend credit                                                   $    344,098
   Standby letters of credit                                                            22,812

(5) SUBSEQUENT EVENTS

Effective April 15, 2003, Raleigh Hortenstine resigned from his positions with the Company and the Bank. In accordance with the terms of his separation agreement, the Company incurred additional compensation expense. The amounts are not expected to materially affect the results of operations for the year 2003.

QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands except per share data)

                                                For the three months ended                   For the three months ended
                                                      March 31, 2003                               March 31, 2002
                                          Average        Revenue/        Yield/         Average        Revenue/        Yield/
                                        Balance(1)       Expense          Rate        Balance(1)       Expense          Rate
                                        -----------    -----------     -----------    -----------    -----------     -----------
ASSETS
Taxable securities                      $   546,120    $     5,356            3.98%   $   214,281    $     2,889            5.47%
Federal funds sold                           29,394             87            1.20%        21,291             89            1.70%
Deposits in other banks                         213              1            1.90%           171              1            2.37%
Loans                                     1,119,684         14,696            5.32%       884,795         12,501            5.73%
   Less reserve for loan losses              14,944             --              --         12,928             --              --
                                        -----------    -----------     -----------    -----------    -----------     -----------
Loans, net of reserve                     1,104,740         14,696            5.39%       871,867         12,501            5.81%
                                        -----------    -----------     -----------    -----------    -----------     -----------
Total earning assets                      1,680,467         20,140            4.86%     1,107,610         15,480            5.67%
Cash and other assets                       144,661                                        87,044
                                        -----------                                   -----------
Total assets                            $ 1,825,128                                   $ 1,194,654
                                        ===========                                   ===========

LIABILITIES AND STOCKHOLDERS'
   EQUITY
Transaction deposits                    $    59,584    $       112            0.76%   $    48,658    $       125            1.04%
Savings deposits                            381,587          1,640            1.74%       342,460          1,519            1.80%
Time deposits                               524,622          3,630            2.81%       368,359          3,263            3.59%
                                        -----------    -----------     -----------    -----------    -----------     -----------
Total interest-bearing deposits             965,793          5,382            2.26%       759,477          4,907            2.62%
Other borrowings                            496,617          2,885            2.36%       185,263          1,179            2.58%
Long-term debt                               10,000            133            5.39%            --             --              --
                                        -----------    -----------     -----------    -----------    -----------     -----------
Total interest-bearing liabilities        1,472,410          8,400            2.31%       944,740          6,086            2.61%
Demand deposits                             213,991                                       130,552
Other liabilities                            11,784                                         7,464
Stockholders' equity                        126,943                                       111,898
                                        -----------                                   -----------
Total liabilities and
   stockholders' equity                 $ 1,825,128                                   $ 1,194,654
                                        ===========                                   ===========

Net interest income                                    $    11,740                                   $     9,394
Net interest income to earning
   assets                                                                     2.83%                                         3.44%
                                                                       -----------                                   -----------
Provision for loan losses                                    1,250                                         1,171
Non-interest income                                          3,329                                         2,196
Non-interest expense                                         9,378                                         8,341
                                                       -----------                                   -----------
INCOME BEFORE TAXES                                          4,441                                         2,078
Federal income tax                                           1,410                                           520
                                                       -----------                                   -----------
NET INCOME                                             $     3,031                                   $     1,558
                                                       ===========                                   ===========
EARNINGS PER SHARE:
   NET INCOME
   Basic                                               $       .14                                   $       .07
   Diluted                                             $       .14                                   $       .07
Return on average equity                                      9.68%                                         5.65%
Return on average assets                                       .67%                                          .53%
Equity to assets                                              6.96%                                         9.37%


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

RESULTS OF OPERATIONS

SUMMARY OF PERFORMANCE

The Company recorded net income of $3.0 million or $.14 per diluted common share for the first quarter of 2003 compared to $1.6 million or $.07 per diluted common share for the first quarter of 2002. Return on average assets was .67% for the first quarter of 2003 compared to .53% for the first quarter of 2002. Return on average equity was 9.68% and 5.65%, for the first quarter of 2003 and 2002, respectively.

The increase in net income for the quarter ended March 31, 2003 over the same period of 2002 was due to an increase in net interest income and an increase in non-interest income, offset by an increase in non-interest expenses. Net interest income for the first quarter of 2003 increased by $2.3 million or 25.0% from $9.4 million to $11.7 million over the first quarter of 2002. The increase in net interest income was due to an increase in average earning assets of $572.9 million or 51.7%, which offset a 61 basis point decrease in net interest margin.

Non-interest income increased $1.1 million or 51.6% compared to the first quarter of 2002. This increase was due primarily to an increase in service charge income, BOLI income and an increase in mortgage warehouse fees. The first quarter of 2003 non-interest income also includes a $341,000 gain on sale of securities.

Non-interest expense increased $1.0 million or 12.4% compared to the first quarter of 2002. This increase was primarily due to an increase in salaries and employee benefits of $1.0 million related to an increase in full-time employees. Total employees increased from 196 at March 31, 2002 to 224 at March 31, 2003.

NET INTEREST INCOME

Net interest income was $11.7 million for the first quarter of 2003 compared to $9.4 million for the first quarter of 2002. The increase was primarily due to an increase in average earning assets of $572.9 million as compared to the first quarter of 2002. The increase in average earning assets from the first quarter of 2002 included a $232.9 million increase in average net loans which represented 65.7% of average earning assets for the quarter ended March 31, 2003 compared to 78.7% for the same period of 2002. Average securities in the first quarter of 2003 increased $331.8 million compared to the same quarter of 2002. Securities represented 32.5% of average earning assets for the quarter ended March 31, 2003 compared to 19.3% in the same quarter for 2002. Average interest bearing liabilities increased $527.7 million from the first quarter of 2002 which included a $206.3 million increase in interest bearing deposits and a $311.4 million increase in other borrowings. Average other borrowings were 27.2% of average total assets for the first quarter of 2003 compared to 15.5% in the same period in 2002. The increase in average other borrowings was primarily related to an increase in federal funds purchased and securities sold under repurchase agreements and was used to supplement deposits in funding loan growth and securities purchases. The average cost of interest bearing liabilities decreased from 2.61% for the quarter ended March 31, 2002 to 2.31% for the same period of 2003, reflecting the continuing decline in market interest rates.

TABLE 1 - VOLUME/RATE ANALYSIS
(In thousands)

                                           Three months ended March 31, 2003/2002
                                      -----------------------------------------------
                                                               Change Due To
                                         Change            Volume        Yield/Ratio
                                      ------------      ------------     ------------
Interest income
   Securities                         $      2,467      $      4,474     $     (2,007)
   Loans                                     2,195             3,319           (1,124)
   Federal funds sold                           (2)               34              (36)
                                      ------------      ------------     ------------
Total                                        4,660             7,827           (3,167)
Interest expense:
   Transaction deposits                        (13)               28              (41)
   Savings deposits                            121               174              (53)
   Time deposits                               367             1,384           (1,017)
   Borrowed funds                            1,706             1,981             (275)
   Long-term debt                              133               133               --
                                      ------------      ------------     ------------
Total                                        2,314             3,700           (1,386)
                                      ------------      ------------     ------------
Net interest income                   $      2,346      $      4,127     $     (1,781)
                                      ============      ============     ============

Net interest margin, the ratio of net interest income to average earning assets, was 2.83% for the first quarter of 2003 compared to 3.44% for the first quarter of 2002. The decrease in the net interest margin during the first quarter of 2003 was due to a continued overall decline in market interest rates.

NON-INTEREST INCOME

Non-interest income increased $1.1 million compared to the same quarter of 2002. Service charges on deposit accounts increased $214,000. This increase was due to the increase in deposits, which resulted in a higher volume of transactions. Trust fee income increased $34,000, due to continued growth of trust assets in 2003. Other non-interest income increased by $223,000 primarily due to an increase in mortgage warehouse fees. BOLI income was $414,000. The first quarter of 2003 non-interest income also includes a $341,000 gain on sale of securities. Consistent with the first quarter of 2002, non-interest income included cash processing fees that totaled $900,000. The fees are related to a special project that will not be recurring in future quarters in 2003. There will be some income recorded in the second quarter of 2003 as the project extended into the first few weeks of April.

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

TABLE 2 - NON-INTEREST INCOME
(In thousands)

                                                        Three months ended March 31
                                                           2003             2002
                                                       ------------     ------------

Service charges on deposit accounts                    $        843     $        629
Trust fee income                                                281              247
Gain on sale of securities                                      341               --
Cash processing fees                                            900              993
Bank owned life insurance (BOLI) income                         414               --
Other                                                           550              327
                                                       ------------     ------------
Total non-interest income                              $      3,329     $      2,196
                                                       ============     ============

NON-INTEREST EXPENSE

Non-interest expense for the first quarter of 2003 increased $1.0 million or 12.4% compared to the first quarter of 2002. Salaries and employee benefits increased by $1.0 million or 24.1%. The increase in salaries and employee benefits was due to an increase in full time employees from 196 at March 31, 2002 to 224 at March 31, 2003.

Advertising expense increased $113,000 or 141.3%. Advertising expense for the three months ended March 31, 2003 included $31,000 of direct marketing and branding, including print ads for the traditional bank, and $162,000 for the purchase of miles related to the American Airlines AAdvantage(R) program. We did not purchase any miles in the first quarter of 2002 because the miles that we were contractually required to purchase in 2000 were sufficient to cover our mileage rewards to customers for 2001 and the first part of 2002. In 2003, we are purchasing miles as we utilize them. Legal and professional expenses decreased $105,000 or 15.4%, mainly related to legal expenses incurred with our non-performing loans and leases that were experienced in 2002.

Net occupancy expense for the three months ended March 31, 2003 decreased by $90,000, or 7.0% compared to the same quarter in 2002, because no additional facilities have been added, there were minimal capital expenditures and certain assets are becoming fully depreciated.

TABLE 3 - NON-INTEREST EXPENSE
(In thousands)

                                                        Three months ended March 31
                                                           2003             2002
                                                       ------------     ------------

Salaries and employee benefits                         $      5,379     $      4,333
Net occupancy expense                                         1,187            1,277
Advertising                                                     193               80
Legal and professional                                          579              684
Communications and data processing                              720              722
Franchise taxes                                                  37               14
Other                                                         1,283            1,231
                                                       ------------     ------------
Total non-interest expense                             $      9,378     $      8,341
                                                       ============     ============

INCOME TAXES

For the quarter ended March 31, 2003, the provision for income taxes was $1.4 million, which is based on the Company's estimated effective rate for the year ended December 31, 2003.

ANALYSIS OF FINANCIAL CONDITION

The aggregate loan portfolio at March 31, 2003 increased $57.7 million from December 31, 2002 to $1.18 billion. Commercial loans increased $28.8 million and real estate loans increased $7.1 million. Construction loans increased $18.0 million and leases and consumer loans decreased $3.1 million.

TABLE 4 - LOANS
(In thousands)

                                     March 31,      December 31,
                                       2003             2002
                                   ------------     ------------

Commercial                         $    538,324     $    509,505
Construction                            190,491          172,451
Real estate                             289,823          282,703
Consumer                                 22,714           24,195
Leases receivable                        15,923           17,546
Loans held for sale                     122,950          116,106
                                   ------------     ------------
Total                              $  1,180,225     $  1,122,506
                                   ============     ============

We continue to lend primarily in Texas. As of March 31, 2003, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased individual leases and lease pools (primarily commercial and industrial equipment and vehicles), as well as selected loan participations and USDA government guaranteed loans.

SUMMARY OF LOAN LOSS EXPERIENCE

The reserve for loans losses, which is available to absorb losses inherent in the loan portfolio, totaled $15.9 million at March 31, 2003, $14.5 million at December 31, 2002 and $12.8 million at March 31, 2002. This represents 1.35%, 1.30% and 1.46% of total loans at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management's assessment of the loan portfolio in light of current economic conditions and market trends. The Company recorded a provision of $1.3 million for the quarter ended March 2003 and $1.2 million for the same quarter in 2002. These provisions were made to reflect management's assessment of the risk of loan losses specifically including risk associated with the continued rapid growth in the loan portfolio and the unseasoned nature of the current portfolio.

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

TABLE 5 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)

                                                       Three months       Three months         Year ended
                                                      ended March 31,    ended March 31,      December 31,
                                                           2003               2002                2002
                                                      ---------------    ---------------      ------------

Beginning balance                                      $     14,538       $     12,598      $     12,598
Loans charged-off:
    Commercial                                                   --              1,000             2,096
    Consumer                                                     --                 --                11
    Leases                                                       13                 --             1,740
                                                       ------------       ------------      ------------
Total                                                            13              1,000             3,847
Recoveries:
    Commercial                                                   78                 --               116
    Consumer                                                     --                  1                --
    Leases                                                       40                 --                42
                                                       ------------       ------------      ------------
Total recoveries                                                118                  1               158
                                                       ------------       ------------      ------------
Net charge-offs (recoveries)                                   (105)               999             3,689
Provision for loan losses                                     1,250              1,171             5,629
                                                       ------------       ------------      ------------
Ending balance                                         $     15,893       $     12,770      $     14,538
                                                       ============       ============      ============

Reserve for loan losses to loans outstanding
   at end of period                                            1.35%              1.46%             1.30%
Net charge-offs to average loans(1)                              --                .46%              .38%
Provision for loan losses to average loans(1)                   .45%               .54%              .58%
Recoveries to gross charge-offs                              907.69%               .10%             4.11%
Reserve as a multiple of net charge-offs                         --               12.8x              3.9x

Non-performing and renegotiated loans:
    Loans past due (90 days)                           $         38       $      5,312      $        135
    Non-accrual                                               3,769              4,750             2,776
                                                       ------------       ------------      ------------
Total                                                  $      3,807       $     10,062      $      2,911
                                                       ============       ============      ============

Reserve as a percent of non-performing
   and renegotiated loans                                    417.47%            126.91%           499.42%

(1)     Interim period ratios are annualized.

NON-PERFORMING ASSETS

Non-performing assets include non-accrual loans and leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. We had non-accrual loans and leases of $3,769,000, $2,776,000 and $4,750,000 at March 31, 2003, December 31, 2002 and March 31, 2002, respectively. At March 31, 2003, our non-accrual loans and leases consisted of $815,000 in commercial loans, $1,355,000 in real estate loans, $13,000 in consumer loans and $1,586,000 in leases. At December 31, 2002, our non-accrual loans and leases consisted of $641,000 in commercial loans, $1,367,000 in real estate, $26,000 in consumer loans and $742,000 in leases. At March 31, 2003, we had $38,000 in loans past due 90 days and still accruing interest. At March 31, 2003, we had $66,000 in other repossessed assets.

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

LIQUIDITY AND CAPITAL RESOURCES

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our bank's Balance Sheet Management Committee (BSMC), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2002 and for the three months ended March 31, 2003, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank).

Since early 2002, our liquidity needs have primarily been fulfilled through growth in our traditional bank customer and stockholder deposits. Our goal is to obtain as much of our funding as possible from deposits of these customers and stockholders, which as of March 31, 2003, comprised $893.2 million, or 69%, of total deposits, compared to $605.2 million, or 65%, of total deposits, at March 31, 2002. These traditional deposits are generated principally through development of long-term relationships with customers and stockholders.

In addition to deposits from our traditional bank customers and stockholders, we also have access to incremental consumer deposits through BankDirect and through brokered retail certificates of deposit, or CDs. As of March 31, 2003, BankDirect deposits comprised $252.9 million, or 20%, of total deposits, and brokered retail CDs comprised $150.0 million, or 12%, of total deposits. Our dependence on internet deposits and retail brokered CDs is limited by our internal funding guidelines, which as of March 31, 2003, limited borrowing from these sources to 15-20% and 10-20%, respectively, of total deposits.

Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), securities sold under repurchase agreements, treasury, tax and loan notes, and advances from the Federal Home Loan Bank, or FHLB. As of March 31, 2003, our borrowings consisted of a total of $346.3 million of securities sold under repurchase agreements, $148.7 million of downstream federal funds purchased, $6.4 million from customer repurchase agreements and $2.8 million of treasury, tax and loan notes. Credit availability from the FHLB is based on our bank's financial and operating condition and borrowing collateral we hold with the FHLB. At March 31, 2003, there were no borrowings from the FHLB. Our unused FHLB borrowing capacity at March 31, 2003 was approximately $290 million. As of March 31, 2003, we had unused upstream federal fund lines available from commercial banks of approximately $43 million. During the three months ended March 31, 2003, our average borrowings from these sources were 27% of average assets, which is well within our internal funding guidelines, which limit our dependence on borrowing sources to 25-30% of total assets. In prior periods, our internal funding guidelines limited our dependence on borrowing sources to 20-25% of total assets. In the current quarter, management's strategy of increasing the investment securities portfolio funded by term repurchase agreements to lock in a return required us to increase this internal guideline. Average borrowed funds were $496.6 million during the three month period ended March 31, 2003. The maximum amount of borrowed funds outstanding at any month-end during the first three months of 2003 was $516.2 million, or 27%, of total assets.

As of March 31, 2003, our contractual obligations and commercial commitments, other than deposit liabilities, were as follows:

                                                            After One      After Three
                                             Within         but Within     but Within        After
                                            One Year       Three Years     Five Years      Five Years         Total
                                           -----------     -----------     -----------     -----------     -----------
                                                                         (In Thousands)

Federal funds purchased                    $   148,729     $        --     $        --     $        --     $   148,729
Securities sold under repurchase
   agreements                                   82,318         263,937              --              --         346,255
Customer repurchase agreements                   6,373              --              --              --           6,373
Treasury, tax and loan notes                     2,785              --              --              --           2,785
Operating lease obligations                      2,544           4,991           4,924           5,398          17,857
Long-term debt                                      --              --              --          10,000          10,000
                                           -----------     -----------     -----------     -----------     -----------
Total contractual obligations              $   242,749     $   268,928     $     4,924     $    15,398     $   531,999
                                           ===========     ===========     ===========     ===========     ===========

The contractual amount of our financial instruments with off-balance sheet risk expiring by period at March 31, 2003 is presented below:

                                                            After One      After Three
                                             Within         but Within     but Within        After
                                            One Year       Three Years     Five Years      Five Years         Total
                                           -----------     -----------     -----------     -----------     -----------
                                                                         (In Thousands)

Commitments to extend credit               $   226,554     $    97,216     $    14,653     $     5,675     $   344,098
Standby letters of credit                       16,129           6,683              --              --          22,812
                                           -----------     -----------     -----------     -----------     -----------
Total financial instruments with
   off-balance sheet risk                  $   242,683     $   103,899     $    14,653     $     5,675     $   366,910
                                           ===========     ===========     ===========     ===========     ===========

Due to the nature of our unfunded loan commitments, including unfunded lines of credit, the amounts presented in the table above do not necessarily represent amounts that we anticipate funding in the periods presented above.

Our equity capital averaged $126.9 million for the three months ended March 31, 2003 as compared to $111.9 million for the same period in 2002. This increase reflects our retention of net earnings during this period. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.

TABLE 6 - CAPITAL RATIOS

                                        March 31,         March 31,
                                          2003              2002
                                      ------------      ------------
Risk-based capital:
   Tier 1 capital                             9.69%            11.13%
   Total capital                             10.88             12.38
Leverage                                      7.15              9.38

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

The Company has a gross deferred tax asset and the asset is realizable to the extent it offsets deferred tax liabilities in a given year, creates a loss that can be carried back and offset against 2002 taxes paid or reduces future taxable income. The Company has not assumed future income in assessing the recoverability of the deferred tax assets due to the uncertainty surrounding current economic conditions and the fact that the Company has a limited operating history and is in an accumulated deficit position for the most recent three calendar years. As a result, the Company has provided a valuation allowance related to deferred taxes unless such assets are certain to turn around during a period in which losses could be carried back to 2002 or in the same period as an offsetting deferred tax liability is certain to turn around. The largest component of the valuation allowance relates to the allowance for loan losses, as it is not practical to determine the exact period in which a charge-off would be recorded and sustained as a tax deduction.

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

The responsibility for managing market risk rests with the BSMC, which operates under policy guidelines established by the Board of Directors. The negative acceptable variation in net interest revenue due to a 200 basis point increase or decrease in interest rates is generally limited by these guidelines to +/- 10%. These guidelines also establish maximum levels for short-term borrowings, short-term assets, and public and brokered deposits. They also establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is the ongoing responsibility of the BSMC, with exceptions reported to the full Board of Directors on a quarterly basis.

INTEREST RATE RISK MANAGEMENT

We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates over the next twelve months based on three interest rate scenarios. These are a "most likely" rate scenario and two "shock test" scenarios.

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

The two "shock test" scenarios assume an instantaneous sustained parallel 200 basis point increase or decrease, respectively, in interest rates. As short-term rates fell below 2.0% by the end of 2002, we could not assume interest rate changes of 200 basis points as the results in the decreasing rates scenario would be negative rates. Therefore, we are using 100 basis point variance for our "shock test" decreasing scenario until short-term rates rise above 2.0%.

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

This modeling indicated interest rate sensitivity is as follows:

TABLE 7 - INTEREST RATE SENSITIVITY
(In thousands)

                                       Anticipated Impact Over the Next Twelve Months
                                             as Compared to Most Likely Scenario
                                       ----------------------------------------------
                                       200 bp Increase                100 bp Decrease
                                          March 2003                    March 2003
                                       ---------------                ---------------

Change in net interest income           $       10,330                $       (6,461)

With the record number of interest rate declines in the past two years, we have positioned our balance sheet to take advantage of a rising rate environment. The estimated changes in interest rates on net interest income are not within guidelines established by our Board of Directors for all interest rate scenarios. These exceptions are not excessive in the current rate environment and are being monitored closely. In the declining scenario, the larger sensitivity is due in large part to the artificial floor created for the liabilities, due to the overall low market interest rates. In the upward rate shock, the guideline is exceeded due to the asset sensitive nature of the balance sheet.

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

As of March 31, 2003, the Bank sources approximately 20% of its total deposits from retail consumer internet deposit customers through BankDirect. These retail consumer deposits may be more interest rate sensitive than our other deposits as a result of the extremely competitive internet banking market.

ITEM 4. CONTROLS AND PROCEDURES

The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures as of March 31, 2003 and concluded that those disclosure controls and procedures are effective. There have been no changes in the Company's internal controls or in other factors known to the Company that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  99.1    Certification of Chief Executive Officer

                  99.2    Certification of Chief Financial Officer

         (b)      Report on Form 8-K

                  Current report filed on Form 8-K regarding Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and
                  Item 9 (Other Events) dated March 21, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TEXAS CAPITAL BANCSHARES, INC.



Date: May 14, 2003                  /s/ Gregory B. Hultgren
                                    --------------------------------------------
                                    Gregory B. Hultgren
                                    Chief Financial Officer
                                    (Duly authorized officer and principal
                                    financial officer)

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

Date: May 14, 2003


/S/ Joseph M. Grant
------------------------------------
Joseph M. Grant
Chief Executive Officer

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

Date: May 14, 2003




/S/ Gregory B. Hultgren
------------------------------------
Gregory B. Hultgren
Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number


99.1     Certification of Chief Executive Officer

99.2     Certification of Chief Financial Officer