Form 10-Q
period 2003-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2003-08-14
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended June 30, 2003

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the transition period from              to

Commission file number 0-30533

TEXAS CAPITAL BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2679109 (I.R.S. Employer Identification Number)

2100 McKinney Avenue, Suite 900, Dallas, Texas, U.S.A. (Address of principal executive officers)	75201 (Zip Code)

214/932-6600
(Registrant’s telephone number,
including area code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by checkmark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check whether the issuer has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     On July 31, 2003, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock	18,620,432
Series A-1 Non-voting Common Stock	691,733

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended June 30, 2003

ITEM 1. FINANCIAL STATEMENTS

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Interest income
Interest and fees on loans	$15,981	$12,825	$30,677	$25,326
Securities	5,329	3,616	10,685	6,505
Federal funds sold	43	90	130	179
Deposits in other banks	4	2	7	3

Total interest income	21,357	16,533	41,499	32,013
Interest expense
Deposits	5,597	5,126	10,979	10,033
Federal funds purchased	469	368	909	743
Other borrowings	2,380	825	4,825	1,629
Long-term debt	247	—	380	—

Total interest expense	8,693	6,319	17,093	12,405

Net interest income	12,664	10,214	24,406	19,608
Provision for loan losses	1,600	808	2,850	1,979

Net interest income after provision for loan losses	11,064	9,406	21,556	17,629
Non-interest income
Service charges on deposit accounts	897	716	1,740	1,345
Trust fee income	306	245	587	492
Gain on sale of securities	345	—	686	—
Cash processing fees	73	—	973	993
Bank owned life insurance (BOLI) income	428	—	842	—
Mortgage warehouse fees	424	131	703	255
Other	345	368	614	571

Total non-interest income	2,818	1,460	6,145	3,656
Non-interest expense
Salaries and employee benefits	5,857	3,996	11,236	8,329
Net occupancy expense	1,199	1,276	2,386	2,553
Advertising and affinity payments	199	482	392	562
Legal and professional	930	767	1,509	1,451
Communications and data processing	736	678	1,456	1,400
Franchise taxes	37	33	74	47
Repurchase agreement penalties	6,262	—	6,262	—
Other	1,681	1,207	2,964	2,438

Total non-interest expense	16,901	8,439	26,279	16,780

Income (loss) before income taxes	(3,019)	2,427	1,422	4,505
Income tax expense (benefit)	(6,876)	608	(5,466)	1,128

Net income	3,857	1,819	6,888	3,377
Preferred stock dividends	(276)	(276)	(550)	(537)

Income available to common stockholders	$3,581	$1,543	$6,338	$2,840

Earnings per share:
Basic	$.19	$.08	$.33	$.15
Diluted	$.18	$.08	$.32	$.15

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Cash and due from banks	$65,145	$88,744
Federal funds sold	470	—
Securities, available-for-sale	649,522	553,169
Loans, net	1,073,392	988,019
Loans held for sale	157,176	116,106
Premises and equipment, net	3,581	3,829
Accrued interest receivable and other assets	52,416	41,919
Goodwill, net	1,496	1,496

Total assets	$2,003,198	$1,793,282

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$330,015	$238,873
Interest bearing	1,010,307	957,662

Total deposits	1,340,322	1,196,535
Accrued interest payable	3,393	3,826
Other liabilities	4,348	8,485
Federal funds purchased	156,194	83,629
Repurchase agreements	293,272	302,083
Other borrowings	53,501	63,748
Long-term debt	20,000	10,000

Total liabilities	1,871,030	1,668,306
Stockholders’ equity:
Series A convertible preferred stock, $.01 par value, 6%:
Authorized shares – 10,000,000
Issued shares – 1,057,142 at June 30, 2003 and December 31, 2002	11	11
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 18,577,704 and 18,500,812 at June 30, 2003 and December 31, 2002, respectively	185	185
Series A-1 non-voting common stock, $.01 par value:
Issued shares – 691,733 and 695,516 at June 30, 2003 and December 31, 2002, respectively	7	7
Additional paid-in capital	131,801	131,881
Accumulated deficit	(6,459)	(13,347)
Treasury stock (shares at cost: 97,246 at June 30, 2003 and December 31, 2002)	(668)	(668)
Deferred compensation	573	573
Accumulated other comprehensive income	6,718	6,334

Total stockholders’ equity	132,168	124,976

Total liabilities and stockholders’ equity	$2,003,198	$1,793,282

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands except share data)

	Series A				Series A-1
	Convertible				Non-voting
	Preferred Stock		Common Stock		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2001	753,301	$8	18,400,310	$184	741,392	$7
Comprehensive income:
Net income	—	—	—	—	—	—
Change in unrealized gain (loss) on available-for-sale securities, net of tax of $3,683, net of reclassification amount of $1,375	—	—	—	—	—	—
Total comprehensive income
Sale of Series A convertible preferred stock	303,841	3	—	—	—	—
Sale of common stock	—	—	54,626	1	—	—
Preferred dividends	—	—	—	—	—	—
Transfers	—	—	45,876	—	(45,876)	—
Purchase of treasury stock	—	—	—	—	—	—
Sale of treasury stock	—	—	—	—	—	—

Balance at December 31, 2002	1,057,142	11	18,500,812	185	695,516	7
Comprehensive income (loss):
Net income (unaudited)	—	—	—	—	—	—
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $206, net of reclassification amount of $686 (unaudited)	—	—	—	—	—	—
Total comprehensive income (unaudited)
Sale of common stock (unaudited)	—	—	73,109	—	—	—
Transfers (unaudited)	—	—	3,783	—	(3,783)	—
Preferred dividend accrued (unaudited)	—	—	—	—	—	—

Balance at June 30, 2003 (unaudited)	1,057,142	$11	18,577,704	$185	691,733	$7

[Additional columns below]

[Continued from above table, first column(s) repeated]

						Accumulated
						Other
						Compre-
	Additional		Treasury Stock			hensive
	Paid-in	Accumulated			Deferred	Income
	Capital	Deficit	Shares	Amount	Compensation	(Loss)	Total

Balance at December 31, 2001	$127,378	$(20,690)	(87,516)	$(594)	$573	$(507)	$106,359
Comprehensive income:
Net income	—	7,343	—	—	—	—	7,343
Change in unrealized gain (loss) on available-for-sale securities, net of tax of $3,683, net of reclassification amount of $1,375	—	—	—	—	—	6,841	6,841

Total comprehensive income							14,184
Sale of Series A convertible preferred stock	5,247	—	—	—	—	—	5,250
Sale of common stock	350	—	—	—	—	—	351
Preferred dividends	(1,097)	—	—	—	—	—	(1,097)
Transfers	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(14,144)	(103)	—	—	(103)
Sale of treasury stock	3	—	4,414	29	—	—	32

Balance at December 31, 2002	131,881	(13,347)	(97,246)	(668)	573	6,334	124,976
Comprehensive income (loss):
Net income (unaudited)	—	6,888	—	—	—	—	6,888
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $206, net of reclassification amount of $686 (unaudited)	—	—	—	—	—	384	384

Total comprehensive income (unaudited)							7,272
Sale of common stock (unaudited)	470	—	—	—	—	—	470
Transfers (unaudited)	—	—	—	—	—	—
Preferred dividend accrued (unaudited)	(550)	—	—	—	—	—	(550)

Balance at June 30, 2003 (unaudited)	$131,801	$(6,459)	(97,246)	$(668)	$573	$6,718	$132,168

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30
	2003	2002

	(Unaudited)
Operating activities
Net income	$6,888	$3,377
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,850	1,979
Depreciation and amortization	710	887
Amortization and accretion on securities	4,580	699
Bank owned life insurance (BOLI) income	(842)	—
Gain on sale of securities	(686)	—
Originations of loans held for sale	(1,152,374)	(421,442)
Proceeds from sales of loans held for sale	1,111,305	427,380
Impact of reversing valuation allowance	(5,929)	—
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(3,674)	(242)
Accrued interest payable and other liabilities	(4,499)	(2,722)

Net cash provided by (used in) operating activities	(41,671)	9,916
Investing activities
Purchases of available-for-sale securities	(304,700)	(91,439)
Proceeds from sales of available-for-sale securities	42,914	—
Maturities and calls of available-for-sale securities	6,900	2,900
Principal payments received on securities	154,955	29,628
Net increase in loans	(88,366)	(50,932)
Purchase of premises and equipment, net	(371)	(223)

Net cash used in investing activities	(188,668)	(110,066)
Financing activities
Net increase in checking, money market and savings accounts	124,009	9,024
Net increase in certificates of deposit	19,778	85,196
Sale of common stock	470	104
Issuance of long-term debt	10,000	—
Net other borrowings	(19,058)	15,543
Net federal funds purchased	72,565	(24,612)
Sale of preferred stock	—	5,250
(Purchase) sale of treasury stock, net	—	(53)
Dividends paid	(554)	(563)

Net cash provided by financing activities	207,210	89,889

Net decrease in cash and cash equivalents	(23,129)	(10,261)
Cash and cash equivalents at beginning of period	88,744	56,620

Cash and cash equivalents at end of period	$65,615	$46,359

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$17,526	$12,211
Cash paid during the period for income taxes	5,720	—
Non-cash transactions:
Transfers from loans/leases to other repossessed assets	52	173
Transfers from loans/leases to premises and equipment	91	148

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1)  ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of Texas Capital Bancshares, Inc. (the “Company”) conform to accounting principles generally accepted in the United States and to generally accepted practices within the banking industry. The Consolidated Financial Statements of the Company include the accounts of the Company and its subsidiary, Texas Capital Bank, National Association (the “Bank”). The Company owns all of the outstanding common securities of Texas Capital Bancshares Statutory Trust I, a Connecticut business trust, and Texas Capital Statutory Trust II, a Delaware statutory trust. Certain prior period balances have been reclassified to conform with the current period presentation.

New Accounting Standards

In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. The Company adopted the disclosure provisions of Statement 148 effective December 31, 2002.

At June 30, 2003, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Net income:
Net income as reported	$3,857	$1,819	$6,888	$3,377
Add: Total stock based employee compensation recorded	61	—	241	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(208)	(147)	(576)	(357)

Pro forma net income	$3,710	$1,672	$6,553	$3,020

Basic income per share:
As reported	$.19	$.08	$.33	$.15
Pro forma	$.18	$.07	$.31	$.13
Diluted income per share:
As reported	$.18	$.08	$.32	$.15
Pro forma	$.17	$.08	$.30	$.13

The fair value of these options was estimated at the date of grant using a Black-Scholes value option pricing model with the following weighted average assumptions used for 2003 and 2002, respectively: a risk free interest rate of 2.95% and 4.46%, a dividend yield of 0%, a volatility factor of .196 and .001, and an estimated life of five years.

(1)  ACCOUNTING POLICIES (continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Financial Accounting Standards Board Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in our financial statements for the year ended December 31, 2002. Implementation of the remaining provisions of FIN 45 during the first half of 2003 did not have a significant impact on our financial statements.

FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIE’s were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Texas Capital Statutory Trust II was formed subsequent to January 31, 2003 for the purpose of issuing $10 million of trust preferred securities and accordingly is currently subject to the requirements of FIN 46. Texas Capital Bancshares Statutory Trust I was formed prior to January 31, 2003 to issue $10 million of trust preferred securities and will be subject to FIN 46 in the third quarter of 2003. We currently believe the continued consolidation of Texas Capital Statutory Trust II is appropriate under FIN 46. However, the application of FIN 46 to this type of trust is an emerging issue and a possible unintended consequence of FIN 46 is the deconsolidation of these trusts. The deconsolidation of Texas Capital Bancshares Statutory Trust I and Texas Capital Statutory Trust II would not have a material effect on our consolidated balance sheet or our consolidated statement of operations. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of June 30, 2003, assuming we were not allowed to include the $20 million in trust preferred securities issued by Texas Capital Bancshares Statutory Trust I and Texas Capital Statutory Trust II in Tier 1 capital, the Corporation would still exceed the regulatory required minimums for capital adequacy purposes.

(1)  ACCOUNTING POLICIES (continued)

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The amendments (i) reflect decisions of the Derivatives Implementation Group; (ii) reflect decisions made by the Financial Accounting Standards Board in conjunction with other projects dealing with financial instruments; and (iii) address implementation issues related to the application of the definition of a derivative. SFAS 149 also modified various other existing pronouncements to conform with the changes made to SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. Adoption of SFAS 149 on July 1, 2003 did not have a significant impact on our financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as a liability, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is predominately based on a fixed amount, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares; and (iv) certain freestanding financial instruments. SFAS 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 on July 1, 2003 did not have a significant impact on our financial statements.

(2)  EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share data):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Numerator:
Net income	$3,857	$1,819	$6,888	$3,377
Preferred stock dividends	(276)	(276)	(550)	(537)

Numerator for basic earnings per share-income available to common stockholders	3,581	1,543	6,338	2,840
Effective of dilutive securities:
Preferred stock dividends[2]	276	—	550	—

Numerator for dilutive earnings per share-income available to common stockholders and assumed conversion	$3,857	$1,543	$6,888	$2,840

Denominator:
Denominator for basic earnings per share-weighted average shares	19,211,280	19,133,205	19,202,699	19,135,782
Effective of dilutive securities:
Employee stock options[1]	272,194	202,952	237,909	203,124
Convertible preferred stock[2]	2,114,284	—	2,114,284	—

Dilutive potential common shares	2,386,478	202,952	2,352,193	203,124

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	21,597,758	19,336,157	21,554,892	19,338,906

Basic earnings per share	$.19	$.08	$.33	$.15
Diluted earnings per share	$.18	$.08	$.32	$.15

(1)	Excludes employee stock options with exercise price greater than current market price.

(2)	Effects of convertible preferred stock are anti-dilutive and are not included in June 2002. Effects of convertible preferred stock are dilutive and are included in June 2003.

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

TRADITIONAL BANKING
(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Net interest income	$13,067	$9,779	$24,970	$18,798
Provision for loan losses	1,600	808	2,850	1,979
Non-interest income	2,779	1,429	6,063	3,583
Non-interest expense	16,042	7,379	24,490	15,068

Pre-tax income (loss)	$(1,796)	$3,021	$3,693	$5,334

BANKDIRECT
(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Net interest income (loss)	$(156)	$435	$(184)	$810
Provision for loan losses	—	—	—	—
Non-interest income	39	31	82	73
Non-interest expense	499	771	975	1,289

Pre-tax loss	$(616)	$(305)	$(1,077)	$(406)

Reportable segments reconciliations to the Consolidated Financial Statements for the three month and six month periods ended June 30, 2003 are as follows (in thousands):

	Three months ended June 30, 2003

	Net Interest	Provision for	Non-interest	Non-interest
	Income	Loan Losses	Income	Expense

Total reportable lines of business	$12,911	$1,600	$2,818	$16,541
Unallocated items:
Holding company	(247)	—	—	360

The Company consolidated	$12,664	$1,600	$2,818	$16,901

	Six months ended June 30, 2003

	Net Interest	Provision for	Non-interest	Non-interest
	Income	Loan Losses	Income	Expense

Total reportable lines of business	$24,786	$2,850	$6,145	$25,465
Unallocated items:
Holding company	(380)	—	—	814

The Company consolidated	$24,406	$2,850	$6,145	$26,279

(3)  REPORTABLE SEGMENTS (continued)

Reportable segments reconciliations to the Consolidated Financial Statements for the three month and six month periods ended June 30, 2002 are as follows (in thousands):

	Three months ended June 30, 2002

	Net Interest	Provision for	Non-interest	Non-interest
	Income	Loan Losses	Income	Expense

Total reportable lines of business	$10,214	$808	$1,460	$8,150
Unallocated items:
Holding company	—	—	—	289

The Company consolidated	$10,214	$808	$1,460	$8,439

	Six months ended June 30, 2002

	Net Interest	Provision for	Non-interest	Non-interest
	Income	Loan Losses	Income	Expense

Total reportable lines of business	$19,608	$1,979	$3,656	$16,357
Unallocated items:
Holding company	—	—	—	423

The Company consolidated	$19,608	$1,979	$3,656	$16,780

(4)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit which involve varying degrees of credit risk in excess of the amount recognized in the consolidated balance sheets. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the borrower.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit-worthiness on a case-by-case basis.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

(In thousands)	June 30, 2003

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$361,212
Standby letters of credit	20,080

(5)  SUBSEQUENT EVENTS

In July 2003, the Company agreed to acquire the outstanding deposit accounts of Bluebonnet Savings Bank FSB, a Federal Savings bank located in Dallas, Texas. The acquisition of these accounts occurred on August 8, 2003.

On August 12, 2003, we agreed to issue 3 million shares of our common stock in connection with our initial public offering. Our common stock began trading on the NASDAQ National Market under the symbol “TCBI” on August 13, 2003. The offering is scheduled to close on August 18, 2003, and we will receive proceeds of approximately $30.2 million net of underwriters commissions and expenses. The underwriters have the option to purchase additional shares from us and selling shareholders not to exceed 900,000 shares.

QUARTERLY FINANCIAL SUMMARY – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share)

	For the three months ended			For the three months ended
	June 30, 2003			June 30, 2002

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense (1)	Rate	Balance	Expense (1)	Rate

Assets
Taxable securities	$620,239	$5,329	3.45%	$267,753	$3,616	5.42%
Federal funds sold	13,220	43	1.30%	20,413	90	1.77%
Deposits in other banks	923	4	1.74%	151	2	5.31%
Loans	1,207,815	15,981	5.31%	897,388	12,825	5.73%
Less reserve for loan losses	16,100	—	—	12,910	—	—

Loans, net of reserve	1,191,715	15,981	5.38%	884,478	12,825	5.82%

Total earning assets	1,826,097	21,357	4.69%	1,172,795	16,533	5.65%
Cash and other assets	120,388			53,764

Total assets	$1,946,485			$1,226,559

Liabilities and Stockholders’ Equity
Transaction deposits	$62,476	$121	.78%	$49,353	$118	.96%
Savings deposits	407,081	1,629	1.61%	327,184	1,582	1.94%
Time deposits	575,325	3,847	2.68%	422,577	3,426	3.25%

Total interest bearing deposits	1,044,882	5,597	2.15%	799,114	5,126	2.57%
Other borrowings	495,511	2,849	2.31%	167,988	1,193	2.85%
Long-term debt	19,011	247	5.21%	—	—	—

Total interest bearing liabilities	1,559,404	8,693	2.24%	967,102	6,319	2.62%
Demand deposits	246,822			138,598
Other liabilities	11,619			6,563
Stockholders’ equity	128,640			114,296

Total liabilities and stockholders’ equity	$1,946,485			$1,226,559

Net interest income		$12,664			$10,214
Net interest income to earning assets			2.78%			3.49%

Provision for loan losses		1,600			808
Non-interest income		2,818			1,460
Non-interest expense		16,901			8,439

Income (loss) before taxes		(3,019)			2,427
Income tax expense (benefit)		(6,876)			608

Net income		$3,857			$1,819

Earnings per share:
Net income
Basic		$.19			$.08
Diluted		$.18			$.08
Return on average equity		12.03%			6.38%
Return on average assets		.80%			.59%
Equity to assets		6.61%			9.32%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

QUARTERLY FINANCIAL SUMMARY – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share)

	For the six months ended			For the six months ended
	June 30, 2003			June 30, 2002

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense (1)	Rate	Balance	Expense (1)	Rate

Assets
Taxable securities	$583,384	$10,685	3.69%	$241,165	$6,505	5.44%
Federal funds sold	21,262	130	1.23%	20,850	179	1.73%
Deposits in other banks	951	7	1.48%	161	3	3.76%
Loans	1,163,993	30,677	5.31%	891,126	25,326	5.73%
Less reserve for loan losses	15,525	—	—	12,919	—	—

Loans, net of reserve	1,148,468	30,677	5.39%	878,207	25,326	5.82%

Total earning assets	1,754,065	41,499	4.77%	1,140,383	32,013	5.66%
Cash and other assets	132,077			70,312

Total assets	$1,886,142			$1,210,695

Liabilities and Stockholders’ Equity
Transaction deposits	$61,038	$233	.77%	$49,007	$243	1.00%
Savings deposits	394,404	3,269	1.67%	334,780	3,101	1.87%
Time deposits	550,114	7,477	2.74%	395,618	6,689	3.41%

Total interest bearing deposits	1,005,556	10,979	2.20%	779,405	10,033	2.60%
Other borrowings	496,061	5,734	2.33%	176,578	2,372	2.71%
Long-term debt	14,530	380	5.27%	—	—	—

Total interest bearing liabilities	1,516,147	17,093	2.27%	955,983	12,405	2.62%
Demand deposits	230,497			134,597
Other liabilities	11,702			7,012
Stockholders’ equity	127,796			113,103

Total liabilities and stockholders’ equity	$1,886,142			$1,210,695

Net interest income		$24,406			$19,608
Net interest income to earning assets			2.81%			3.47%

Provision for loan losses		2,850			1,979
Non-interest income		6,145			3,656
Non-interest expense		26,279			16,780

Income before taxes		1,422			4,505
Income tax expense (benefit)		(5,466)			1,128

Net income		$6,888			$3,377

Earnings per share:
Net income
Basic		$.33			$.15
Diluted		$.32			$.15
Return on average equity		10.87%			6.02%
Return on average assets		.74%			.56%
Equity to assets		6.78%			9.34%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

ITEM 2. MANAGEMENT’S ASSESSMENT OF OPERATIONS AND FINANCIAL CONDITION

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

Results of Operations

Summary of Performance

The Company recorded net income of $3.9 million or $.18 per diluted common share for the second quarter of 2003 compared to $1.8 million or $.08 per diluted common share for the second quarter of 2002. Return on average assets was .80% for the second quarter of 2003 compared to .59% for the second quarter of 2002. Return on average equity was 12.03% and 6.38%, for the second quarter of 2003 and 2002, respectively.

The increase in net income for the quarter ended June 30, 2003 over the same period of 2002 was due to an increase in net interest income and an increase in non-interest income and the impact of reversing the deferred tax valuation allowance of $5.9 million, offset by an increase in non-interest expense. Net interest income for the second quarter of 2003 increased by $2.5 million or 24.0% from $10.2 million to $12.7 million over the second quarter of 2002. The increase in net interest income was primarily due to an increase in average earning assets of $653.3 million or 55.7%, which offset a 71 basis point decrease in net interest margin.

Non-interest income increased $1.4 million or 93.0% compared to the second quarter of 2002. This increase was due primarily to an increase in service charge income, BOLI income and mortgage warehouse fees. The second quarter of 2003 non-interest income also includes a $345,000 gain on sale of securities.

Non-interest expense increased $8.5 million or 100.3% compared to the second quarter of 2002. This increase included $6.3 million in penalties related to our restructuring of the maturities and pricing of our repurchase agreements in June 2003 in order to take advantage of historical lows in interest rates, which had decreased on similar repurchase agreements by approximately 1.4% since the time we entered into the original repurchase agreements. We unwound approximately $139 million in repurchase agreements prior to their maturities and entered into new repurchase agreements with respect to a significant portion of that amount, with the remainder replaced with overnight funds. We expect that a significant portion of these overnight funds will be replaced with deposits when we complete our planned acquisition of the outstanding deposit accounts of Bluebonnet Savings Bank FSB, which is expected to occur in August 2003. Salaries and employee benefits increased by $1.9 million or 46.6%. Total full time employees increased from 201 at June 30, 2002 to 237 at June 30, 2003. Also included in salaries and benefits for the quarter ended June 30, 2003, is $250,000 in separation costs related to the resignation of a senior officer.

Excluding the impact of reversing the valuation allowance, unwinding penalties and separation expense, basic and diluted income per share for the quarter would each have been $0.11. Income per share excluding the impact of reversing the valuation allowance, unwinding penalties and separation expense is a non-GAAP financial measure. Please see the following discussion of why we believe this non-GAAP financial measure is useful to management and investors and the following table for a reconciliation of income per share excluding impact of reversing the valuation allowance, unwinding penalties and separation expense to income per share, which is the most directly comparable financial measure presented in accordance with GAAP.

Non-GAAP Financial Measure

Management believes that income per share excluding the impact of reversing the valuation allowance, unwinding penalties and separation expense, which is a non-GAAP financial measure, is useful to investors and to management because it provides additional information that more closely reflects our intrinsic operating performance and growth. Reversal of the entire valuation allowance was based on our assessment of our ability to generate earnings to allow the deferred tax assets to be realized which is supported by our current earnings trends. We unwound certain repurchase agreements, incurring the unwinding penalties, in order to take advantage of historical lows in interest rates, which had decreased on similar repurchase agreements by approximately 1.4% since the time we entered into the original repurchase agreements. Although we have experienced employee separations in the past, this was the first separation with an executive who had entered into an employment agreement with us. We currently have only three other employees with employment agreements. Since we have not had any reversals of valuation allowances, unwinding penalties or separation expenses related to employees who have employment agreements in our operating history, we believe that this non-GAAP financial measure is useful to investors and to management to understand the development of our income per share results since our founding and to help in comparing our intrinsic operating performance in different periods. Management also uses these measures internally to evaluate our performance and manage our results. This measurement should not be regarded as a replacement for the corresponding GAAP measure.

The following table reconciles income per share excluding the impact of reversing the valuation allowance, unwinding penalties and separation expense to income per share, which is the most directly comparable financial measure presented in accordance with GAAP.

Reconciliation of GAAP to income per share, excluding the impact of reversing the valuation allowance, unwinding penalties and separation expense.

	Three Months	Six Months
	Ended	Ended
(In thousands, except share data)	June 30, 2003	June 30, 2003

	(Unaudited)
Net income	$3,857	$6,888
Repurchase agreement unwinding penalties	6,262	6,262
Executive separation	250	250
Tax effect of repurchase agreement unwinding penalties and separation costs	(2,120)	(2,120)
Impact of reversing deferred tax asset valuation allowance	(5,929)	(5,929)

Income excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	2,320	5,351
Preferred stock dividends	(276)	(550)

Numerator used to calculate basic income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	2,044	4,801
Effect of dilutive securities	276	550

Numerator used to calculate income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	$2,320	$5,351

Denominator used for GAAP and basic income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	19,211,280	19,202,699
Denominator used for GAAP and diluted income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	21,597,758	21,554,892
Basic income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	$.11	$.25
Diluted income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	$.11	$.25

Net Interest Income

Net interest income was $12.7 million for the second quarter of 2003 compared to $10.2 million for the second quarter of 2002. The increase was primarily due to an increase in average earning assets of $653.3 million as compared to the second quarter of 2002. The increase in average earning assets from the second quarter of 2002 included a $307.2 million increase in average net loans which represented 65.3% of average earning assets for the quarter ended June 30, 2003 compared to 75.4% for the same period of 2002. The decrease reflected management’s decision to tighten lending standards during 2002 pending clearer signs of improvement in the U.S. economy. While we continue to apply conservative lending standards, loan growth in the second quarter of 2003 continued as net loans increased to $1.23 billion. Average securities in the second quarter of 2003 increased $352.5 million compared to the same quarter of 2002. Securities represented 34.0% of average earning assets for the quarter ended June 30, 2003 compared to 22.8% in the same quarter for 2002. We used additional securities in 2003 to increase our earnings by taking advantage of market spreads between returns on assets and the cost of funding these assets.

Average interest bearing liabilities increased $592.3 million from the second quarter of 2002 which included a $245.8 million increase in interest bearing deposits and a $327.5 million increase in other borrowings. Average other borrowings were 25.5% of average total assets for the second quarter of 2003 compared to 13.7% in the same period in 2002. The increase in average other borrowings was primarily related to an increase in federal funds purchased and securities sold under repurchase agreements and was used to supplement deposits in funding loan growth and securities purchases. The average cost of interest bearing liabilities decreased from 2.62% for the quarter ended June 30, 2002 to 2.24% for the same period of 2003, reflecting the continuing decline in market interest rates and a $108.2 million increase in non-interest bearing deposits.

Net interest income was $24.4 million for the six months ended June 30, 2003 compared to $19.6 million for the same period of 2002. The increase was primarily due to an increase in average earning assets of $613.7 million for the six months ended June 30, 2003 compared to the same period in 2002. The increase in average earning assets from the six months ended June 30, 2002 included a $270.3 million increase in average net loans, which represented 65.5% of average earning assets for the six months ended June 30, 2003 compared to 77.0% for the same period in 2002. The decrease reflected management’s decision to tighten lending standards during 2002 pending clearer signs of improvement in the U.S. economy. While we continue to apply conservative lending standards, loan growth in the second quarter of 2003 continued as net loans increased to $1.23 billion. Securities increased to 33.3% of average earning assets for the six months ended June 30, 2003 compared to 21.1% for the same period in 2002. We used additional securities in 2003 to increase our earnings by taking advantage of market spreads between returns on assets and the cost of funding these assets.

Average interest bearing liabilities increased $560.2 million for the six months ended June 30, 2003 compared to the same period in 2002, due, in part, to a $226.2 million increase in interest bearing deposits and a $319.5 million increase in other borrowings. Average other borrowings were 26.3% of average total assets for the six months ended June 30, 2003 compared to 14.6% for the same period in 2002. The increase in average other borrowings was primarily related to an increase in federal funds purchased and securities sold under repurchase agreements, and was used to supplement deposits in funding loan growth and securities purchases. The average cost of interest bearing liabilities decreased from 2.62% for the six months ended June 30, 2002 to 2.27% for the same period in 2003, reflecting the continuing decline in market interest rates and a $95.9 million increase in non-interest bearing deposits.

TABLE 1 – VOLUME/RATE ANALYSIS

	Three months ended			Six months ended
	June 30, 2003/2002			June 30, 2003/2002

		Change Due To			Change Due To

(In thousands)	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate

Interest income:
Securities	$1,713	$4,760	$(3,047)	$4,180	$9,231	$(5,051)
Loans	3,156	4,436	(1,280)	5,351	7,755	(2,404)
Federal funds sold	(47)	(32)	(15)	(49)	4	(53)
Deposits in other banks	2	10	(8)	4	15	(11)

Total	4,824	9,174	(4,350)	9,486	17,005	(7,519)
Interest expense:
Transaction deposits	3	31	(28)	(10)	60	(70)
Savings deposits	47	386	(339)	168	552	(384)
Time deposits	421	1,238	(817)	788	2,612	(1,824)
Borrowed funds	1,903	2,461	(558)	3,742	4,487	(745)

Total	2,374	4,116	(1,742)	4,688	7,711	(3,023)

Net interest income	$2,450	$5,058	$(2,608)	$4,798	$9,294	$(4,496)

Net interest margin, the ratio of net interest income to average earning assets, was 2.78% for the second quarter of 2003 compared to 3.49% for the second quarter of 2002. The decrease was due primarily to the falling rate environment in which our balance sheet was asset sensitive, which means we had more loans repricing than deposits over the year. In addition, a larger portion of our assets was invested in securities, which generally have a lower yield than loans.

Non-interest Income

Non-interest income increased $1.4 million compared to the same quarter of 2002. Service charges on deposit accounts increased $181,000. This increase was due to the increase in deposits, which resulted in a higher volume of transactions. Trust fee income increased $61,000, due to continued growth of trust assets in 2003. Mortgage warehouse fees increased by $293,000. BOLI income was $428,000. Our BOLI investment originated in August 2002. The current policy provides life insurance for 25 executives, naming us as beneficiary. The second quarter of 2003 non-interest income also includes a $345,000 gain on sale of securities. Non-interest income included cash processing fees that totaled $73,000. The fees are related to a special project that is primarily related to the first quarter and is not recurring in future quarters in 2003. Some income is included in the second quarter of 2003 as the project extended into the first few weeks of April.

Non-interest income increased $2.4 million, or 68.1%, in the six months ended June 30, 2003 compared to the same period in 2002. Service charges on deposit accounts increased $395,000 for the six months ended June 30, 2003 as compared to the same period in 2002. This increase was due to the significant increase in non-interest deposits, which resulted in a higher volume of transactions. Trust fee income increased $95,000 due to continued growth of trust assets during the six month period ended June 30, 2003. During the six month period ended June 30, 2003, we had gains on sale of securities of $686,000 due to our ability to realize substantial profits from sales of fixed-rate debt securities as a result of rapid declines in overall interest rates. Cash processing fees totaled $973,000 for the six months ended June 30, 2003, which is comparable to the same period in 2002. These fees were related to a special project that occurred during the first quarters of 2003 and 2002 and will not be recurring in future quarters of 2003. We had BOLI income of $842,000 during the first six months of 2003. Our BOLI investment originated in August 2002. The current policy provides life insurance for 25 executives, naming us as beneficiary. Mortgage warehouse fees increased by $448,000 for the six months ended June 30, 2003.

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

TABLE 2 – NON-INTEREST INCOME

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2003	2002	2003	2002

Service charges on deposit accounts	$897	$716	$1,740	$1,345
Trust fee income	306	245	587	492
Gain on sale of securities	345	—	686	—
Cash processing fees	73	—	973	993
Bank owned life insurance (BOLI) income	428	—	842	—
Mortgage warehouse fees	424	131	703	255
Other	345	368	614	571

Total non-interest income	$2,818	$1,460	$6,145	$3,656

Non-interest Expense

Non-interest expense for the second quarter of 2003 increased $8.5 million or 100.3% compared to the second quarter of 2002. This increase included $6.3 million in penalties related to our restructuring of the maturities and pricing of our repurchase agreements in June 2003 in order to take advantage of historical lows in interest rates, which had decreased on similar repurchase agreements by approximately 1.4% since the time we entered into the original repurchase agreements. We unwound approximately $139 million in repurchase agreements prior to their maturities and entered into new repurchase agreements with respect to a significant portion of that amount, with the remainder replaced with overnight funds. We expect that a significant portion of these overnight funds will be replaced with deposits when we complete our planned acquisition of the outstanding deposit accounts of Bluebonnet Savings Bank FSB, which is expected to occur in August 2003. Salaries and employee benefits increased by $1.9 million or 46.6%. Total full time employees increased from 201 at June 30, 2002 to 237 at June 30, 2003. Also included in salaries and benefits for the quarter ended June 30, 2003, is $250,000 in separation costs related to the resignation of a senior officer. In addition, we experienced losses related to forged checks of approximately $278,000 in the first half of 2003. We have taken steps to attempt to reduce these types of losses in the future.

Advertising expense decreased $283,000 or 58.7%. Advertising expense for the three months ended June 30, 2003 included $31,000 of direct marketing and branding, including print ads for the traditional bank, and $168,000 for the purchase of miles related to the American Airlines AAdvantage® program, compared to $218,000 of direct marketing and branding for the traditional bank, and $264,000 for the purchase of miles during the same period for 2002. Legal and professional expenses increased $163,000 or 21.3%, mainly related to legal expenses incurred with our non-performing loans and leases.

Net occupancy expense for the three months ended June 30, 2003 decreased by $77,000 or 6.0% compared to the same quarter in 2002, because no additional facilities have been added, there were minimal capital expenditures and certain assets are becoming fully depreciated.

Non-interest expense for the six months ended June 30, 2003 increased $9.5 million, or 56.6%, compared to the same period of 2002. This increase included $6.3 million in penalties related to our restructuring of the maturities and pricing of our repurchase agreements in June 2003 in order to take advantage of historical lows in interest rates, which had decreased on similar repurchase agreements by approximately 1.4% since the time we entered into the original repurchase agreements. We unwound approximately $139 million in repurchase agreements prior to their maturities and entered into new repurchase agreements with respect to a significant portion of that amount, with the remainder replaced with overnight funds. We expect that a significant portion of these overnight funds will be replaced with deposits when we complete our planned acquisition of the outstanding deposit accounts of Bluebonnet Savings Bank FSB, which is expected to occur in August 2003. Salaries and employee benefits increased by $2.9 million or 34.9%. Total full time employees increased from 201 at June 30, 2002 to 237 at June 30, 2003. Also included in salaries and benefits for the six months ended June 30, 2003, is $250,000 in separation costs related to the resignation of a senior officer. In addition, we experienced losses related to forged checks of approximately $278,000 in the first half of 2003. We have taken steps to attempt to reduce these types of losses in the future.

Net occupancy expense for the six months ended June 30, 2003 decreased by $167,000, or 6.5%, mainly due to a decrease in depreciation as many of our fixed assets are becoming fully depreciated.

Advertising expense for the six months ended June 30, 2003 decreased $170,000, or 30.2%, compared to 2002. Advertising expense for the six months ended June 30, 2003 included $62,000 of direct marketing and branding, including print ads for the traditional bank, and $330,000 for the purchase of miles related to the American Airlines AAdvantage® program compared to direct marketing and branding of $289,000 and $273,000 for the purchases of American Airlines miles during the same period in 2002. Our direct marketing may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets. Legal and professional expenses increased $58,000 or 4.0%, mainly related to continued legal expenses incurred with our non-performing loans and leases. Communications and data processing expense for the six months ended June 30, 2003 increased $56,000, or 4.0%, due to growth in our loan and deposit base and increased staff.

TABLE 3 – NON-INTEREST EXPENSE

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2003	2002	2003	2002

Salaries and employee benefits	$5,857	$3,996	$11,236	$8,329
Net occupancy expense	1,199	1,276	2,386	2,553
Advertising and affinity payments	199	482	392	562
Legal and professional	930	767	1,509	1,451
Communications and data processing	736	678	1,456	1,400
Franchise taxes	37	33	74	47
Repurchase agreement penalties	6,262	—	6,262	—
Other	1,681	1,207	2,964	2,438

Total non-interest expense	$16,901	$8,439	$26,279	$16,780

INCOME TAXES

The Company had a deferred tax asset of $7.8 million at June 30, 2003. In 2003, as a result of our reassessment of our ability to generate sufficient earnings to allow the utilization of our deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized. Accordingly, in compliance with Statement of Financial Accounting Standards No. 109, we reversed the valuation allowance and certain related tax reserves during the period.

Analysis of Financial Condition

The aggregate loan portfolio at June 30, 2003 increased $129.3 million from December 31, 2002 to $1.252 billion. Commercial loans increased $40.9 million and real estate loans increased $15.4 million. Construction loans increased $40.3 million and leases and consumer loans decreased $8.3 million.

TABLE 4 – LOANS

	June 30,	December 31,
(In thousands)	2003	2002

Commercial	$550,359	$509,505
Construction	212,722	172,451
Real estate	298,061	282,703
Consumer	19,564	24,195
Leases	13,912	17,546
Loans held for sale	157,176	116,106

Total	$1,251,794	$1,122,506

We continue to lend primarily in Texas. As of June 30, 2003, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased individual leases and lease pools (primarily commercial and industrial equipment and vehicles), as well as selected loan participations and USDA government guaranteed loans.

SUMMARY OF LOAN LOSS EXPERIENCE

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $17.3 million at June 30, 2003, $14.5 million at December 31, 2002 and $12.1 million at June 30, 2002. This represents 1.38%, 1.30% and 1.28% of total loans at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. The Company recorded a provision of $1.6 million for the quarter ended June 2003 and $808,000 for the same quarter in 2002. These provisions were made to reflect management’s assessment of the risk of loan losses specifically including risk associated with the continued rapid growth in the loan portfolio and the unseasoned nature of the current portfolio.

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

TABLE 5 – SUMMARY OF LOAN LOSS EXPERIENCE

	Six months	Six months	Year ended
	ended June 30,	ended June 30,	December 31,
(In thousands)	2003	2002	2002

Beginning balance	$14,538	$12,598	$12,598
Loans charged-off:
Commercial	17	2,000	2,096
Consumer	2	6	11
Leases	250	485	1,740

Total	269	2,491	3,847
Recoveries:
Commercial	78	—	42
Consumer	—	10	—
Leases	77	—	116

Total recoveries	155	10	158

Net charge-offs (recoveries)	114	2,481	3,689
Provision for loan losses	2,850	1,979	5,629

Ending balance	$17,274	$12,096	$14,538

Reserve for loan losses to loans outstanding at end of period	1.38%	1.28%	1.30%
Net charge-offs to average loans[1]	.02%	.56%	.38%
Provision for loan losses to average loans[1]	.49%	.45%	.58%
Recoveries to gross charge-offs	57.62%	.40%	4.11%
Reserve as a multiple of net charge-offs	151.5x	4.9x	3.9x
Non-performing and renegotiated loans:
Loans past due (90 days)	$1,145	$—	$135
Non-accrual	11,545	6,762	2,776

Total	$12,690	$6,762	$2,911

Reserve as a percent of non-performing and renegotiated loans	136.12%	178.88%	499.42%

(1)	Interim period ratios are annualized.

NON-PERFORMING ASSETS

Non-performing assets include non-accrual loans and leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. We had non-accrual loans and leases of $11,545,000, $2,776,000 and $6,762,000 at June 30, 2003, December 31, 2002 and June 30, 2002, respectively. At June 30, 2003, our non-accrual loans and leases consisted of $4,344,000 in commercial loans, $3,991,000 in construction loans, $1,351,000 in real estate loans, $113,000 in consumer loans and $1,746,000 in leases. At December 31, 2002, our non-accrual loans and leases consisted of $641,000 in commercial loans, $1,367,000 in real estate, $26,000 in consumer loans and $742,000 in leases. At June 30, 2003, we had $1,145,000 in loans past due 90 days and still accruing interest. At June 30, 2003, $1,095,000 of the accruing loans past due 90 days or more are 100% government guaranteed. At June 30, 2003, we had $87,000 in other repossessed assets.

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. Reserves on impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral.

LIQUIDITY AND CAPITAL RESOURCES

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our bank’s Balance Sheet Management Committee (BSMC), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2002 and for the six months ended June 30, 2003, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank).

Since early 2001, our liquidity needs have primarily been fulfilled through growth in our traditional bank customer and stockholder deposits. Our goal is to obtain as much of our funding as possible from deposits of these customers and stockholders, which as of June 30, 2003, comprised $952.7 million, or 71.1%, of total deposits, compared to $810.3 million, or 67.7%, of total deposits, at December 31, 2002. These traditional deposits are generated principally through development of long-term relationships with customers and stockholders.

In addition to deposits from our traditional bank customers and stockholders, we also have access to incremental consumer deposits through BankDirect, our Internet banking facility, and through brokered retail certificates of deposit, or CDs. As of June 30, 2003, BankDirect deposits comprised $252.6 million, or 18.8%, of total deposits, and brokered retail CDs comprised $135.0 million, or 10.1%, of total deposits. Our dependence on Internet deposits and retail brokered CDs is limited by our internal funding guidelines, which as of June 30, 2003, limited borrowing from these sources to 15-25% and 10-20%, respectively, of total deposits.

Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), securities sold under repurchase agreements, treasury, tax and loan notes, and advances from the Federal Home Loan Bank, or FHLB. As of June 30, 2003, our borrowings consisted of a total of $279.6 million of securities sold under repurchase agreements, $111.2 million of downstream federal funds purchased, $45.0 million of upstream federal funds purchased, $13.7 million from customer repurchase agreements, $50.0 million of FHLB borrowings and $3.5 million of treasury, tax and loan notes. Credit availability from the

FHLB is based on our bank’s financial and operating condition and borrowing collateral we hold with the FHLB. At June 30, 2003, borrowings from the FHLB consisted of approximately $50.0 million of overnight advance bearing interest at 1.4%. Our unused FHLB borrowing capacity at June 30, 2003 was approximately $386.0 million. As of June 30, 2003, we had unused upstream federal fund lines available from commercial banks of approximately $52.8 million. During the six months ended June 30, 2003, our average other borrowings from these sources were $496.1 million or 26.3% of average assets, which is well within our internal funding guidelines, which limit our dependence on borrowing sources to 25-30% of total assets. In prior periods, our internal funding guidelines limited our dependence on borrowing sources to 20-25% of total assets. In 2002, we increased this internal guideline in order to implement management’s strategy of increasing the investment securities portfolio funded by term repurchase agreements. In June 2003, we unwound approximately $139 million of these term repurchase agreements and replaced a significant portion of that amount with new securities repurchase agreements subject to lower interest rates, with the remainder replaced with overnight funds. We expect that a significant portion of these overnight funds will be replaced with deposits when we complete our planned acquisition of the outstanding deposits accounts of Bluebonnet Savings Bank, FSB which is expected to occur in August 2003. See Note 5 – Subsequent Events. The maximum amount of borrowed funds outstanding at any month-end during the first six months of 2003 was $516.2 million, or 27.2%, of total assets.

As of June 30, 2003, our contractual obligations and commercial commitments, other than deposit liabilities, were as follows:

		After One	After Three
	Within	but Within	but Within	After
	One Year	Three Years	Five Years	Five Years	Total

			(In Thousands)
Federal funds purchased	$156,194	$—	$—	$—	$156,194
Securities sold under repurchase agreements	103,808	175,800	—	—	279,608
Customer repurchase agreements	13,664	—	—	—	13,664
Treasury, tax and loan notes	3,501	—	—	—	3,501
FHLB borrowings	50,000	—	—	—	50,000
Operating lease obligations	2,649	8,184	5,156	2,925	18,914
Long-term debt	—	—	—	20,000	20,000

Total contractual obligations	$329,816	$183,984	$5,156	$22,925	$541,881

The contractual amount of our financial instruments with off-balance sheet risk expiring by period at June 30, 2003 is presented below:

		After One	After Three
	Within	but Within	but Within	After Five
	One Year	Three Years	Five Years	Years	Total

			(In Thousands)
Commitments to extend credit	$244,660	$94,171	$17,470	$4,911	$361,212
Standby letters of credit	17,120	2,960	—	—	20,080

Total financial instruments with off-balance sheet risk	$261,780	$97,131	$17,470	$4,911	$381,292

Due to the nature of our unfunded loan commitments, including unfunded lines of credit, the amounts presented in the table above do not necessarily represent amounts that we anticipate funding in the periods presented above.

Our equity capital averaged $127.8 million for the six months ended June 30, 2003 as compared to $113.1 million for the same period in 2002. This increase reflects our retention of net earnings during this period. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.

TABLE 6 - CAPITAL RATIOS

	June 30,	June 30,
	2003	2002

Risk-based capital:
Tier 1 capital	10.27%	10.83%
Total capital	11.50%	11.99%
Leverage	7.43%	9.27%

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (“SEC”) recently issued guidance for the disclosure of “critical accounting policies.” The SEC defines “critical accounting policies” as those that are most important to the presentation of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles. The more significant of these policies are summarized in Note 1 to the consolidated financial statements in our 2002 Form 10K filed with the SEC. Not all these significant accounting policies require management to make difficult, subjective, or complex judgments. However, the policies noted below could be deemed to meet the SEC’s definition of critical accounting policies.

Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 5, Accounting for Contingencies. The allowance for loan losses is established through a provision for loan losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the loan losses inherent in the loan portfolio. The allowance for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. Factors contributing to the determination of specific reserves include the credit-worthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general reserve, the portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. See “Summary of Loan Loss Experience” for further discussion of the risk factors considered by management in establishing the allowance for loan losses.

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

We had a gross deferred tax asset of $7.8 million at June 30, 2003. In 2003, as a result of a reassessment of our ability to generate sufficient earnings to allow the utilization of our deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized. Accordingly, in compliance with SFAS No. 109, we reversed the valuation allowance and certain related tax reserves during the period.

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

Interest Rate Risk Management

We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.

The “most likely” rate scenario is based on the consensus forecast of future interest rates published by independent sources. These forecasts incorporate future spot rates and relevant spreads of instruments that are actively traded in the open market. The Federal Reserve’s Federal Funds target affects short-term borrowing; the prime lending rate and the London Interbank Offering Rate are the basis for most of our variable-rate loan pricing.

The 10-year mortgage rate is also monitored because of its effect on prepayment speeds for mortgage-backed securities. These are our primary interest rate exposures. We are currently not using derivatives to manage our interest rate exposure.

The two “shock test” scenarios assume a sustained parallel 200 basis point increase or decrease, respectively, in interest rates. As short-term rates have continued to fall since 2001 we could not assume interest rate changes of 200 basis points as the results of the decreasing rates scenario would be negative rates. Therefore, our “shock test” scenarios with respect to decreases in rates now assume a decrease of 100 basis points in the current interest rate environment. We will continue to evaluate these scenarios as interest rates change, until short term rates rise above 2.0%.

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

TABLE 7 – INTEREST RATE SENSITIVITY

	Anticipated Impact Over the Next Twelve Months
	as Compared to Most Likely Scenario

	200 bp Increase	100 bp Decrease
(In thousands)	June 30, 2003	June 30, 2003

Change in net interest income	$10,626	$(6,814)

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

We expect our balance sheet will continue to be asset sensitive over the next twelve months, which means that we will have more loans repricing than deposits over this period. This is largely due to the concentration of our assets in variable rate (rather than fixed rate) loans. If, as we expect will occur, interest rates rise in 2004, this asset-sensitivity will tend to result in an increase in our interest margin, all other factors being equal. In the event of a rising rate environment, management may choose to fund investment securities purchased with term liabilities/deposits to lock in a return. Investment securities are generally held in the “available-for-sale” category so that gains and losses can be realized as appropriate. At certain times, we use the “held-to-maturity” category if we are not planning to sell these securities before maturity.

As of June 30, 2003, the Bank sources approximately 19% of its total deposits from retail consumer internet deposit customers through BankDirect. These retail consumer deposits may be more interest rate sensitive than our other deposits as a result of the extremely competitive internet banking market.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2003 and concluded that those disclosure controls and procedures are effective. There have been no changes in the Company’s internal controls or in other factors known to the Company that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2003, the Company held its annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, out of 20,618,968 shares of shares of common stock and Series A Preferred Stock (which vote as a class together with the holders of common stock, on an as converted basis) entitled to vote at the meeting, the holders of 13,770,530 shares were present in person or by proxy. At the annual meeting, each nominee for director discussed in the Company’s Proxy Statement dated April 17, 2003 regarding the Annual Meeting, was elected a director of the Company. The votes received by each nominee for director are set forth below:

Nominee	Votes Received	Votes Withheld

Joseph M. Grant	13,605,041	83,464
George F. Jones, Jr.	13,605,041	83,464
Leo Corrigan III	13,605,041	83,464
James R. Erwin	13,605,041	83,464
Frederick B. Hegi, Jr.	13,605,041	83,464
James R. Holland, Jr.	13,605,041	83,464
Larry A. Makel	13,601,041	87,464
Walter W. McAllister, III	13,605,041	83,464
Lee Roy Mitchell	13,605,041	83,464
Steve Rosenberg	13,605,041	83,464
John C. Snyder	13,605,041	83,464
Robert W. Stallings	13,605,041	83,464
James Cleo Thompson, Jr	13,605,041	83,464
Ian J. Turpin	13,605,041	83,464

At the Annual Meeting, a vote was taken by ballot on a proposal to increase the number of shares of common stock and common stock equivalents of the Company available under the Company’s 1999 Omnibus Stock Plan. The votes received for the proposal are set forth below:

	FOR	WITHHELD

Proposal to increase the number of shares of common stock and common stock equivalents under the Company’s 1999 Omnibus Stock Plan	13,066,950	243,066

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 , filed herewith.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Report on Form 8-K

Current report filed on Form 8-K regarding Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) dated April 23, 2003.

Current report filed on Form 8-K regarding Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) dated June 11, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS CAPITAL BANCSHARES, INC.

Date:	August 14, 2003	/s/ Gregory B. Hultgren Gregory B. Hultgren Chief Financial Officer (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 , filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.