Form 10-Q
period 2003-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2003-11-14
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended September 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     On October 31, 2003, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock	24,634,044
Series A-1 Non-voting Common Stock	304,000

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended September 30, 2003

ITEM 1. FINANCIAL STATEMENTS

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(Dollars in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002

Interest income
Interest and fees on loans	$16,114	$14,219	$46,791	$39,545
Securities	4,832	3,815	15,517	10,320
Federal funds sold	20	25	150	204
Deposits in other banks	4	3	11	6

Total interest income	20,970	18,062	62,469	50,075
Interest expense
Deposits	5,041	5,617	16,020	15,650
Federal funds purchased	348	402	1,257	1,145
Other borrowings	1,980	1,169	6,805	2,798
Long-term debt	250	—	630	—

Total interest expense	7,619	7,188	24,712	19,593

Net interest income	13,351	10,874	37,757	30,482
Provision for loan losses	475	2,380	3,325	4,359

Net interest income after provision for loan losses	12,876	8,494	34,432	26,123
Non-interest income
Service charges on deposit accounts	856	710	2,596	2,055
Trust fee income	350	235	937	727
Gain on sale of securities	—	1,375	686	1,375
Cash processing fees	—	—	973	993
Bank owned life insurance (BOLI) income	451	144	1,293	144
Mortgage warehouse fees	545	188	1,248	545
Other	310	211	924	680

Total non-interest income	2,512	2,863	8,657	6,519
Non-interest expense
Salaries and employee benefits	5,754	4,163	16,990	12,492
Net occupancy expense	1,265	1,214	3,651	3,767
Advertising and affinity payments	213	448	605	1,010
Legal and professional	744	724	2,253	2,175
Communications and data processing	767	717	2,223	2,117
Franchise taxes	37	34	111	81
Repurchase agreement penalties	—	—	6,262	—
Other	1,703	1,263	4,667	3,701

Total non-interest expense	10,483	8,563	36,762	25,343

Income before income taxes	4,905	2,794	6,327	7,299
Income tax expense (benefit)	1,573	700	(3,893)	1,828

Net income	3,332	2,094	10,220	5,471
Preferred stock dividends	(149)	(280)	(699)	(817)

Income available to common stockholders	$3,183	$1,814	$9,521	$4,654

Earnings per share:
Basic	$.15	$.09	$.47	$.24
Diluted	$.14	$.09	$.45	$.24

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED
(Dollars in thousands except per share data)

	September 30,	December 31,
	2003	2002

Assets
Cash and due from banks	$78,900	$88,744
Securities, available-for-sale	811,968	553,169
Loans, net	1,108,552	988,019
Loans held for sale	91,686	116,106
Premises and equipment, net	3,695	3,829
Accrued interest receivable and other assets	54,211	41,919
Goodwill, net	1,496	1,496

Total assets	$2,150,508	$1,793,282

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$295,902	$238,873
Interest bearing	1,131,205	957,662

Total deposits	1,427,107	1,196,535
Accrued interest payable	2,530	3,826
Other liabilities	8,178	8,485
Federal funds purchased	103,726	83,629
Repurchase agreements	418,605	302,083
Other borrowings	5,282	63,748
Long-term debt	20,000	10,000

Total liabilities	1,985,428	1,668,306
Stockholders’ equity:
Series A convertible preferred stock, $.01 par value, 6%:
Authorized shares - 10,000,000
Issued shares - 1,057,142 at December 31, 2002	—	11
Common stock, $.01 par value:
Authorized shares - 100,000,000
Issued shares - 24,523,254 and 18,500,812 at September 30, 2003 and December 31, 2002, respectively	245	185
Series A-1 non-voting common stock, $.01 par value:
Issued shares - 304,000 and 695,516 at September 30, 2003 and December 31, 2002, respectively	3	7
Additional paid-in capital	165,972	131,881
Accumulated deficit	(3,127)	(13,347)
Treasury stock (shares at cost: 97,246 at September 30, 2003 and December 31, 2002)	(668)	(668)
Deferred compensation	573	573
Accumulated other comprehensive income	2,082	6,334

Total stockholders’ equity	165,080	124,976

Total liabilities and stockholders’ equity	$2,150,508	$1,793,282

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED
(Dollars in thousands except per share data)

	Series A				Series A-1
	Convertible				Non-voting
	Preferred Stock		Common Stock		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2001	753,301	$8	18,400,310	$184	741,392	$7

Comprehensive income:

Net income	—	—	—	—	—	—

Change in unrealized gain (loss) on available-for-sale securities, net of tax of $3,683, net of reclassification amount of $1,375	—	—	—	—	—	—

Total comprehensive income

Sale of Series A convertible preferred stock	303,841	3	—	—	—	—

Sale of common stock	—	—	54,626	1	—	—

Preferred dividends	—	—	—	—	—	—

Transfers	—	—	45,876	—	(45,876)	—

Purchase of treasury stock	—	—	—	—	—	—

Sale of treasury stock	—	—	—	—	—	—

Balance at December 31, 2002	1,057,142	11	18,500,812	185	695,516	7

Comprehensive income:

Net income	—	—	—	—	—	—

Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $1,361, net of reclassification amount of $686	—	—	—	—	—	—

Total comprehensive income

Sale of common stock	—	—	3,516,642	35	—	—

Conversion of preferred stock	(1,057,142)	(11)	2,114,284	21	—	—

Transfers	—	—	391,516	4	(391,516)	(4)

Preferred dividends	—	—	—	—	—	—

Balance at September 30, 2003	—	$—	24,523,254	$245	304,000	$3

[Additional columns below]

[Continued from above table, first column(s) repeated]

						Accumulated
						Other
						Compre-
	Additional		Treasury Stock			hensive
	Paid-in	Accumulated			Deferred	Income
	Capital	Deficit	Shares	Amount	Compensation	(Loss)	Total

Balance at December 31, 2001	$127,378	$(20,690)	(87,516)	$(594)	$573	$(507)	$106,359

Comprehensive income:

Net income	—	7,343	—	—	—	—	7,343

Change in unrealized gain (loss) on available-for-sale securities, net of tax of $3,683, net of reclassification amount of $1,375	—	—	—	—	—	6,841	6,841

Total comprehensive income							14,184

Sale of Series A convertible preferred stock	5,247	—	—	—	—	—	5,250

Sale of common stock	350	—	—	—	—	—	351

Preferred dividends	(1,097)	—	—	—	—	—	(1,097)

Transfers	—	—	—	—	—	—	—

Purchase of treasury stock	—	—	(14,144)	(103)	—	—	(103)

Sale of treasury stock	3	—	4,414	29	—	—	32

Balance at December 31, 2002	131,881	(13,347)	(97,246)	(668)	573	6,334	124,976

Comprehensive income:

Net income	—	10,220	—	—	—	—	10,220

Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $1,361, net of reclassification amount of $686	—	—	—	—	—	(4,252)	(4,252)

Total comprehensive income							5,968

Sale of common stock	34,800	—	—	—	—	—	34,835

Conversion of preferred stock	(10)	—	—	—	—	—	—

Transfers	—	—	—	—	—	—	—

Preferred dividends	(699)	—	—	—	—	—	(699)

Balance at September 30, 2003	$165,972	$(3,127)	(97,246)	$(668)	$573	$2,082	$165,080

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in thousands)

	Nine Months Ended
	September 30
	2003	2002

Operating activities
Net income	$10,220	$5,471
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	3,325	4,359
Depreciation and amortization	1,060	1,299
Amortization and accretion on securities	7,803	1,258
Bank owned life insurance (BOLI) income	(1,293)	(144)
Gain on sale of securities	(686)	(1,375)
Originations of loans held for sale	(1,899,622)	(744,241)
Proceeds from sales of loans held for sale	1,924,496	711,952
Impact of reversing valuation allowance	(5,929)	—
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(4,840)	(3,947)
Accrued interest payable and other liabilities	961	(2,429)

Net cash provided by (used in) operating activities	35,495	(27,797)
Investing activities
Purchases of available-for-sale securities	(609,127)	(329,361)
Proceeds from sales of available-for-sale securities	42,914	41,471
Maturities and calls of available-for-sale securities	9,700	4,700
Principal payments received on securities	283,782	49,723
Net increase in loans	(124,701)	(122,832)
Purchase of premises and equipment, net	(768)	(129)
Purchase of BOLI	—	(25,000)

Net cash used in investing activities	(398,200)	(381,428)
Financing activities
Net increase in checking, money market and savings accounts	200,619	83,473
Net increase in certificates of deposit	29,953	150,042
Sale of common stock	34,835	193
Net other borrowings	58,056	201,489
Net federal funds purchased	20,097	3,000
Sale of preferred stock	—	5,250
Purchase of treasury stock, net	—	(70)
Trust preferred	10,000	—
Dividends paid	(699)	(563)

Net cash provided by financing activities	352,861	442,814

Net increase (decrease) in cash and cash equivalents	(9,844)	33,589
Cash and cash equivalents at beginning of period	88,744	56,620

Cash and cash equivalents at end of period	$78,900	$90,209

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$25,919	$20,162
Cash paid during the period for income taxes	5,720	—
Non-cash transactions:
Transfers from loans/leases to other repossessed assets	230	342
Transfers from loans/leases to premises and equipment	158	279

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

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

New Accounting Standards

In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. The Company adopted the disclosure provisions of Statement 148 effective December 31, 2002.

At September 30, 2003, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2003	2002	2003	2002

Net income:
Net income as reported	$3,332	$2,094	$10,220	$5,471
Add: Total stock based employee compensation recorded	45	20	286	20
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(204)	(184)	(759)	(483)

Pro forma net income	$3,173	$1,930	$9,747	$5,008

(1) ACCOUNTING POLICIES (continued)

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002

Basic income per share:
As reported	$.15	$.09	$.47	$.24
Pro forma	$.14	$.09	$.45	$.22
Diluted income per share:
As reported	$.14	$.09	$.45	$.24
Pro forma	$.13	$.08	$.43	$.22

The fair value of these options was estimated at the date of grant using a Black-Scholes value option pricing model with the following weighted average assumptions used for 2003 and 2002, respectively: a risk free interest rate of 3.33% and 4.07%, a dividend yield of 0%, a volatility factor of .387 and .001, and an estimated life of five years.

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

Financial Accounting Standards Board Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in our financial statements for the year ended December 31, 2002. Implementation of the remaining provisions of FIN 45 did not have a significant impact on our 2003 financial statements.

FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIE’s were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim or annual period ending after December 15, 2003. Texas Capital Statutory Trust II was formed subsequent to January 31, 2003 for the purpose of issuing $10 million of trust preferred securities and accordingly is currently subject to the requirements of FIN 46. Texas Capital Bancshares Statutory Trust I was formed prior to January 31, 2003 to issue $10 million of trust preferred securities and will be subject to FIN 46 in the fourth quarter of 2003. We currently believe the continued consolidation of Texas Capital Statutory Trust II is appropriate under FIN 46. However, the application of FIN 46 to this type of trust is an emerging issue and a possible unintended consequence of FIN 46 is the deconsolidation of these trusts. The deconsolidation of Texas Capital Bancshares Statutory Trust I and Texas Capital Statutory Trust II would not have a material effect on our consolidated balance sheet or our consolidated statement of operations. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred

(1) ACCOUNTING POLICIES (continued)

securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of September 30, 2003, assuming we were not allowed to include the $20 million in trust preferred securities issued by Texas Capital Bancshares Statutory Trust I and Texas Capital Statutory Trust II in Tier 1 capital, the Corporation would still exceed the regulatory required minimums for capital adequacy purposes.

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

(2) EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except per share data):

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002

Numerator:
Net income	$3,332	$2,094	$10,220	$5,471
Preferred stock dividends	(149)	(280)	(699)	(817)

Numerator for basic earnings per share-income available to common stockholders	3,183	1,814	9,521	4,654
Effective of dilutive securities:
Preferred stock dividends[2]	149	—	699	—

Numerator for dilutive earnings per share-income available to common stockholders and assumed conversion	$3,332	$1,814	$10,220	$4,654

Denominator:
Denominator for basic earnings per share-weighted average shares	21,924,855	19,148,908	20,120,056	19,140,206
Effective of dilutive securities:
Employee stock options[1]	1,137,947	573,922	580,593	332,666
Convertible preferred stock[2]	1,103,104	—	1,773,521	—

Dilutive potential common shares	2,241,051	573,922	2,354,114	332,666

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	24,165,906	19,722,830	22,474,170	19,472,872

Basic earnings per share	$.15	$.09	$.47	$.24
Diluted earnings per share	$.14	$.09	$.45	$.24

(1)	Excludes employee stock options with exercise price greater than current market price.

(2)	Effects of convertible preferred stock are anti-dilutive and are not included in September 2002. Effects of convertible preferred stock are dilutive and are included in September 2003.

(3) SEGMENT DATA

During prior reporting periods, the Company has operated two principal lines of business under the Bank: the traditional bank and BankDirect, an internet only bank. During the third quarter of 2003, a new chief financial officer joined the Company. In connection with the addition to executive management and the assignment of responsibility for BankDirect to the new executive, the Company has re-evaluated its reportable segments and determined that BankDirect should not be reported as a separate line of business. Historically, while BankDirect has always been a division of the Bank, not a separate legal entity, the business strategy and operating results of BankDirect were previously reviewed by the Company as a business segment in assessing the performance and making decisions about financial, marketing and staffing resource allocations to BankDirect. Over the past two years, BankDirect has evolved primarily into an internet-based funding and services channel for the Bank and become less significant to the overall business and funding strategies of the Company. The deposit products and other services offered by BankDirect are substantially identical to those offered to other Bank customers. Accordingly, BankDirect is now evaluated by management in a manner similar to other funding sources and services of the Bank, rather than a clearly distinct business segment. Based on the foregoing, we have concluded that the Company currently has only one principal line of business that would be reportable as a segment: the Bank. We have restated our 2002 segment information consistent with the 2003 presentation.

BANK
(Dollars in thousands)

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002

Net interest income	$13,601	$10,874	$38,387	$30,482
Provision for loan losses	475	2,380	3,325	4,359
Non-interest income	2,512	2,863	8,657	6,519
Non-interest expense	10,164	8,410	35,629	24,767

Pre-tax income	$5,474	$2,947	$8,090	$7,875

Reportable segment reconciliation to the Consolidated Financial Statements for the three month and nine month periods ended September 30, 2003 are as follows (dollars in thousands):

	Three months ended September 30, 2003

	Net Interest	Provision for	Non-interest	Non-interest
	Income	Loan Losses	Income	Expense

Total Bank	$13,601	$475	$2,512	$10,164
Unallocated items:
Holding company	(250)	—	—	319

The Company consolidated	$13,351	$475	$2,512	$10,483

	Nine months ended September 30, 2003

	Net Interest	Provision for	Non-interest	Non-interest
	Income	Loan Losses	Income	Expense

Total Bank	$38,387	$3,325	$8,657	$35,629
Unallocated items:
Holding company	(630)	—	—	1,133

The Company consolidated	$37,757	$3,325	$8,657	$36,762

(3) SEGMENT DATA (continued)

Reportable segment reconciliation to the Consolidated Financial Statements for the three month and nine month periods ended September 30, 2002 are as follows (dollars in thousands):

	Three months ended September 30, 2002

	Net Interest	Provision for	Non-interest	Non-interest
	Income	Loan Losses	Income	Expense

Total Bank	$10,874	$2,380	$2,863	$8,410
Unallocated items:
Holding company	—	—	—	153

The Company consolidated	$10,874	$2,380	$2,863	$8,563

	Nine months ended September 30, 2002

	Net Interest	Provision for	Non-interest	Non-interest
	Income	Loan Losses	Income	Expense

Total Bank	$30,482	$4,359	$6,519	$24,767
Unallocated items:
Holding company	—	—	—	576

The Company consolidated	$30,482	$4,359	$6,519	$25,343

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

September 30,
(Dollars in thousands)	2003

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$373,970
Standby letters of credit	18,369

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in thousands except per share data)

	For the three months ended			For the three months ended
	September 30, 2003			September 30, 2002

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense (1)	Rate	Balance	Expense (1)	Rate

Assets
Taxable securities	$652,082	$4,832	2.94%	$304,724	$3,815	4.97%
Federal funds sold	8,090	20	0.98%	5,903	25	1.68%
Deposits in other banks	1,118	4	1.42%	621	3	1.92%
Loans	1,275,311	16,114	5.01%	1,000,356	14,219	5.64%
Less reserve for loan losses	17,573	—	—	12,871	—	—

Loans, net of reserve	1,257,738	16,114	5.08%	987,485	14,219	5.71%

Total earning assets	1,919,028	20,970	4.34%	1,298,733	18,062	5.52%
Cash and other assets	143,765			69,876

Total assets	$2,062,793			$1,368,609

Liabilities and Stockholders’ Equity
Transaction deposits	$64,137	$102	0.63%	$52,478	$123	0.93%
Savings deposits	477,158	1,466	1.22%	352,364	1,880	2.12%
Time deposits	548,288	3,473	2.51%	451,391	3,614	3.18%

Total interest bearing deposits	1,089,583	5,041	1.84%	856,233	5,617	2.60%
Other borrowings	527,658	2,328	1.75%	227,420	1,571	2.74%
Long-term debt	20,000	250	4.96%	—	—	—

Total interest bearing liabilities	1,637,241	7,619	1.85%	1,083,653	7,188	2.63%
Demand deposits	269,891			156,950
Other liabilities	9,592			8,417
Stockholders’ equity	146,069			119,589

Total liabilities and stockholders’ equity	$2,062,793			$1,368,609

Net interest income		$13,351			$10,874
Net interest income to earning assets			2.76%			3.32%

Provision for loan losses		475			2,380
Non-interest income		2,512			2,863
Non-interest expense		10,483			8,563

Income before taxes		4,905			2,794
Income tax expense		1,573			700

Net income		$3,332			$2,094

Earnings per share:
Net income
Basic		$.15			$.09
Diluted		$.14			$.09
Return on average equity		9.05%			6.95%
Return on average assets		.64%			.61%
Equity to assets		7.08%			8.74%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in thousands except per share data)

	For the nine months ended			For the nine months ended
	September 30, 2003			September 30, 2002

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense (1)	Rate	Balance	Expense (1)	Rate

Assets
Taxable securities	$606,535	$15,517	3.42%	$262,584	$10,320	5.25%
Federal funds sold	16,823	150	1.19%	15,813	204	1.72%
Deposits in other banks	1,007	11	1.46%	316	6	2.54%
Loans	1,201,507	46,791	5.21%	927,936	39,545	5.70%
Less reserve for loan losses	16,215	—	—	12,903	—	—

Loans, net of reserve	1,185,292	46,791	5.28%	915,033	39,545	5.78%

Total earning assets	1,809,657	62,469	4.62%	1,193,746	50,075	5.61%
Cash and other assets	136,016			70,165

Total assets	$1,945,673			$1,263,911

Liabilities and Stockholders’ Equity
Transaction deposits	$62,082	$335	0.72%	$50,177	$366	0.98%
Savings deposits	422,293	4,735	1.50%	340,706	4,981	1.95%
Time deposits	549,498	10,950	2.66%	414,413	10,303	3.32%

Total interest bearing deposits	1,033,873	16,020	2.07%	805,296	15,650	2.60%
Other borrowings	506,709	8,062	2.13%	193,711	3,943	2.72%
Long-term debt	16,374	630	5.14%	—	—	—

Total interest bearing liabilities	1,556,956	24,712	2.12%	999,007	19,593	2.62%
Demand deposits	243,773			142,130
Other liabilities	10,990			7,485
Stockholders’ equity	133,954			115,289

Total liabilities and stockholders’ equity	$1,945,673			$1,263,911

Net interest income		$37,757			$30,482
Net interest income to earning assets			2.79%			3.41%

Provision for loan losses		3,325			4,359
Non-interest income		8,657			6,519
Non-interest expense		36,762			25,343

Income before taxes		6,327			7,299
Income tax expense (benefit)		(3,893)			1,828

Net income		$10,220			$5,471

Earnings per share:
Net income
Basic		$.47			$.24
Diluted		$.45			$.24
Return on average equity		10.20%			6.34%
Return on average assets		.70%			.58%
Equity to assets		6.88%			9.12%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

(2)	Changes in the levels of loan prepayments, which could affect the value of our loans or investment securities

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

Results of Operations

Summary of Performance

The Company recorded net income of $3.3 million or $.14 per diluted common share for the third quarter of 2003 compared to $2.1 million or $.09 per diluted common share for the third quarter of 2002. Return on average equity was 9.05% and return on average assets was .64% for the third quarter of 2003 compared to 6.95% and .61%, respectively, for the third quarter of 2002.

The increase in net income and continued improvement in returns on equity and assets in 2003 are attributed to growth in net interest income and improved efficiency. Net interest income for the third quarter of 2003 increased by $2.5 million or 22.8% from $10.9 million to $13.4 million over the third quarter of 2002. The increase in net interest income was due to an increase in average earning assets of $620.3 million or 47.8%, which offset a 56 basis point decrease in net interest margin.

Non-interest income, excluding gain on sale of securities, increased $1.0 million or 68.8% compared to the third quarter of 2002. The Company benefited from growth in fees related to deposits, wealth management, BOLI, and mortgage warehousing.

Non-interest expense increased $1.9 million or 22.4% compared to the third quarter of 2002. Salaries and employee benefits increased by $1.6 million or 38.2%. Total full time employees increased from 214 at September 30, 2002 to 271 at September 30, 2003; the increase related primarily to staffing for the new Houston office and the start-up of the residential mortgage origination group.

Basic and diluted earnings per share for the nine months ended September 30, 2003 were $0.47 and $0.45, respectively. Excluding the impact of reversing the valuation allowance, unwinding penalties and separation expense in the second quarter, basic and diluted income per share for the nine months ended September 30, 2003 would have been $0.40 and $0.39, respectively. Income per share excluding the impact of reversing the valuation allowance, unwinding penalties and separation expense is a non-GAAP financial measure. Please see the following discussion of why we believe this non-GAAP financial measure is useful to management and investors and the following table for a reconciliation of income per share excluding impact of reversing the valuation allowance, unwinding penalties and separation expense to income per share, which is the most directly comparable financial measure presented in accordance with GAAP.

Non-GAAP Financial Measures

Management believes that income per share excluding the impact of reversing the deferred tax asset valuation allowance, unwinding penalties relating to the unwinding of repurchase agreements prior to maturity and separation expense associated with the resignation of a senior officer, which is a non-GAAP financial measure, is useful to investors and to management because it provides additional information that more closely reflects our intrinsic operating performance and growth. Reversal of the entire valuation allowance was based on our assessment of our ability to generate earnings to allow the deferred tax assets to be realized which is supported by our current earnings trends. We unwound certain repurchase agreements, incurring the unwinding penalties, in order to take advantage of historical lows in interest rates, which had decreased on similar repurchase agreements by approximately 1.4% since the time we entered into the original repurchase agreements. Although we have experienced employee separations in the past, this was the first separation with an executive who had entered into an employment agreement with us. We currently have only four other employees with employment agreements. Since we have not had any reversals of valuation allowances, unwinding penalties or separation expenses related to employees who have employment agreements in our operating history, we believe that this non-GAAP financial measure is useful to investors and to management to understand the development of our income per share results since our founding and to help in comparing our intrinsic operating performance in different periods. Management also uses these measures internally to evaluate our performance and manage our results. This measurement should not be regarded as a replacement for the corresponding GAAP measure.

The following table reconciles income per share excluding the impact of reversing the valuation allowance, unwinding penalties and separation expense to income per share, which is the most directly comparable financial measure presented in accordance with GAAP.

Reconciliation of GAAP to income per share, excluding the impact of reversing the valuation allowance, unwinding penalties and separation expense.

(Dollars in thousands except per share data)	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2003	2003

	(Unaudited)
Net income as reported	$3,332	$10,220
Repurchase agreement unwinding penalties	—	6,262
Executive separation	—	250
Tax effect of repurchase agreement unwinding penalties and separation costs	—	(2,120)
Impact of reversing deferred tax asset valuation allowance	—	(5,929)

Net income excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	3,332	8,683
Preferred stock dividends	(149)	(699)

Numerator used to calculate basic income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	3,183	7,984
Effect of dilutive securities	149	699

Numerator used to calculate diluted income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	$3,332	$8,683

Denominator used for GAAP and basic income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	21,924,855	20,120,056
Denominator used for GAAP and diluted income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	24,165,906	22,474,170
Basic income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	$.15	$.40
Diluted income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	$.14	$.39

Net Interest Income

Net interest income was $13.4 million for the third quarter of 2003, compared to $10.9 million for the third quarter of 2002. The increase was due to an increase in average earning assets of $620.3 million as compared to the third quarter of 2002, which offset a 56 basis point decrease in net interest margin. The increase in average earning assets included a $270.3 million increase in average net loans and a $347.4 million increase in average securities. For the quarter ended September 30, 2003, average net loans and securities represented 66% and 34%, respectively, of average earning assets compared to 76% and 23% in the same quarter of 2002. The decrease in loan percentage reflects management’s decision to tighten lending standards beginning in 2001 and continuing during 2002 pending clearer signs of improvement in the U.S. economy. While we continue to apply prudent lending standards, loan growth in the third quarter of 2003 in our core loan portfolio (excluding loans held for sale) totaled $35 million. Our securities percentage has increased as we have continued to use additional securities to increase our earnings and improve our return on equity by taking advantage of market spreads.

Average interest bearing liabilities increased $553.6 million from the third quarter of 2002, which included a $233.4 million increase in interest bearing deposits and a $300.2 million increase in other borrowings. The increase in interest bearing deposits includes the purchase of deposit accounts from Bluebonnet Savings Bank, FSB in August 2003. The increase in average borrowings was primarily related to an increase in federal funds purchased and securities sold under repurchase agreements, and was used to supplement deposits in funding loan growth and securities purchases. The average cost of interest bearing liabilities decreased from 2.63% for the quarter ended September 30, 2002 to 1.85% for the same period of 2003, reflecting the reduction in market interest rates and a $112.9 million increase in average non-interest bearing deposits.

Net interest income was $37.8 million for the nine months ended September 30, 2003, compared to $30.5 million for the same period of 2002. The increase was due to an increase in average earning assets of $615.9 million as compared to 2002, which offset a 62 basis point decrease in net interest margin. The increase in average earning assets included a $270.3 million increase in average net loans and a $344.0 million increase in average securities. For the nine months ended September 30, 2003, average net loans and securities represented 65% and 34%, respectively, of average earning assets compared to 77% and 22% in the same period in 2002. The decrease in loan percentage reflected management’s decision to tighten lending standards beginning in 2001 and continuing during 2002 pending clearer signs of improvement in the U.S. economy. While we continue to apply prudent lending standards, loan growth in the third quarter of 2003 in our core loan portfolio (excluding loans held for sale) totaled $35 million. Our securities percentage has increased as we have continued to use additional securities to increase our earnings and improve our return on equity by taking advantage of market spreads.

Average interest bearing liabilities increased $557.9 million from the nine months ended September 30, 2002, which included a $228.6 million increase in interest bearing deposits and a $313.0 million increase in other borrowings. Average other borrowings were 26.0% of average total assets for the nine months ended September 30, 2003 compared to 15.3% for the same period in 2002. The increase in average other borrowings was primarily related to an increase in federal funds purchased and securities sold under repurchase agreements, and was used to supplement deposits in funding loan growth and securities purchases. The average cost of interest bearing liabilities decreased from 2.62% for the nine months ended September 30, 2002 to 2.12% for the same period in 2003, reflecting the reduction in market interest rates and a $101.6 million increase in average non-interest bearing deposits.

TABLE 1 — VOLUME/RATE ANALYSIS
(Dollars in thousands)

	Three months ended			Nine months ended
	September 30, 2003/2002			September 30, 2003/2002

		Change Due To(1)			Change Due To(1)

	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate

Interest income:
Securities	$1,017	$4,349	$(3,332)	$5,197	$13,518	$(8,321)
Loans	1,895	3,908	(2,013)	7,246	11,658	(4,412)
Federal funds sold	(5)	9	(14)	(54)	13	(67)
Deposits in other banks	1	2	(1)	5	13	(8)

Total	2,908	8,268	(5,360)	12,394	25,202	(12,808)
Interest expense:
Transaction deposits	(21)	27	(48)	(31)	87	(118)
Savings deposits	(414)	666	(1,080)	(246)	1,193	(1,439)
Time deposits	(141)	776	(917)	647	3,359	(2,712)
Borrowed funds	1,007	2,212	(1,205)	4,749	6,704	(1,955)

Total	431	3,681	(3,250)	5,119	11,343	(6,224)

Net interest income	$2,477	$4,587	$(2,110)	$7,275	$13,859	$(6,584)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Net interest margin, the ratio of net interest income to average earning assets, was 2.76% for the third quarter of 2003 compared to 3.32% for the third quarter of 2002. The decrease was due primarily to the falling rate environment in which our balance sheet was asset sensitive, largely due to the concentration of assets in variable rate loans. In addition, a larger portion of our assets was invested in securities, which generally have a lower yield than loans.

Non-interest Income

Non-interest income, excluding gain on sale of securities, increased $1.0 million compared to the same quarter of 2002. Service charges on deposit accounts increased $146,000. This increase was due to the increase in deposits, which resulted in a higher volume of transactions. Trust fee income increased $115,000, due to continued growth of trust assets in 2003. BOLI income for the quarter ended September 30, 2003 was $451,000 compared to $144,000 for the same period in 2002. Our BOLI investment originated in August 2002. The current policy provides life insurance for 25 executives, naming us as beneficiary. Mortgage warehouse fees increased by $357,000 due to the continued growth in the mortgage warehouse business as a result of favorable mortgage rates and growth in our customer base.

Non-interest income increased $2.1 million, or 32.8%, in the nine months ended September 30, 2003 compared to the same period in 2002. Service charges on deposit accounts increased $541,000 for the nine months ended September 30, 2003 as compared to the same period in 2002. This increase was due to the significant increase in non-interest deposits, which resulted in a higher volume of transactions. Trust fee income increased $210,000 due to continued growth of trust assets during the nine month period ended September 30, 2003. During the nine month period ended September 30, 2003, we had gain on sale of securities of $686,000 compared to $1,375,000 during the same period in 2002 due to our ability to realize substantial profits from sales of fixed-rate debt securities as a result of rapid declines in overall interest rates. Cash processing fees totaled $973,000 for the nine months ended September 30, 2003, which is comparable to the same period in 2002. These fees were related to a special project that occurred during the first quarter of 2003 and 2002 and will not be recurring in future quarters of 2003. We had BOLI income of $1.3 million during the first nine months of 2003 compared to $144,000 during the same period in 2002. Our BOLI investment originated in August 2002. The current policy provides life insurance for 25 executives, naming us as beneficiary. Mortgage warehouse fees increased by $703,000 for the nine months ended September 30, 2003 as a result of favorable mortgage rates and growth in our customer base.

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

TABLE 2 — NON-INTEREST INCOME
(Dollars in thousands)

	Three Months Ended		Nine months Ended
	September 30		September 30
	2003	2002	2003	2002

Service charges on deposit accounts	$856	$710	$2,596	$2,055
Trust fee income	350	235	937	727
Gain on sale of securities	—	1,375	686	1,375
Cash processing fees	—	—	973	993
Bank owned life insurance (BOLI) income	451	144	1,293	144
Mortgage warehouse fees	545	188	1,248	545
Other	310	211	924	680

Total non-interest income	$2,512	$2,863	$8,657	$6,519

Non-interest Expense

Non-interest expense for the third quarter of 2003 increased $1.9 million or 22.4% compared to the third quarter of 2002. Salaries and employee benefits increased by $1.6 million or 38.2%. Total full time employees increased from 214 at September 30, 2002 to 271 at September 30, 2003. Additional employees include employees hired in the recently opened Houston office, employees in our recently created residential mortgage origination group as well as some additional employees in our lending and support functions.

Advertising expense decreased $235,000 or 52.5%. Advertising expense for the three months ended September 30, 2003 included $37,000 of direct marketing and branding for the traditional bank and $176,000 for the purchase of miles related to the American Airlines AAdvantage® program, compared to $264,000 of direct marketing and branding for the traditional bank and $184,000 for the purchase of miles during the same period for 2002.

Net occupancy expense for the three months ended September 30, 2003 increased by $51,000 or 4.2% compared to the same quarter in 2002. Communications and data processing expense for the three months ended September 30, 2003 increased $50,000 or 7.0% compared to the same quarter in 2002. Both increases are due to continued growth.

Non-interest expense for the nine months ended September 30, 2003 increased $11.4 million, or 45.1%, compared to the same period of 2002. This increase included $6.3 million in penalties related to our restructuring of the maturities and pricing of our repurchase agreements in June 2003 in order to take advantage of historical lows in interest rates, which had decreased on similar repurchase agreements by approximately 1.4% since the time we entered into the original repurchase agreements. We unwound approximately $139 million in repurchase agreements prior to their maturities and entered into new repurchase agreements with respect to a significant portion of that amount, with the remainder replaced with overnight funds. A significant portion of these overnight funds were replaced with deposits when we completed our planned acquisition of the outstanding deposit accounts of Bluebonnet Savings Bank FSB, which occurred in August 2003. Salaries and employee benefits increased by $4.5 million or 36.0%. Total full time employees increased from 214 at September 30, 2002 to 271 at September 30, 2003. Also included in salaries and benefits for the nine months ended September 30, 2003, is $250,000 in separation costs related to the resignation of a senior officer in the second quarter. In addition, we experienced losses related to forged checks of approximately $300,000 in the first nine months of 2003. We have taken steps to attempt to reduce these types of losses in the future.

Net occupancy expense for the nine months ended September 30, 2003 decreased by $116,000, or 3.1%, due to a decrease in depreciation as many of our fixed assets are becoming fully depreciated.

Advertising expense for the nine months ended September 30, 2003 decreased $405,000, or 40.1%, compared to 2002. Advertising expense for the nine months ended September 30, 2003 included $99,000 of direct marketing and branding for the traditional bank and $506,000 for the purchase of miles related to the American Airlines AAdvantage® program compared to direct marketing and branding of $553,000 and $457,000 for the purchases of American Airlines miles during the same period in 2002. Our direct marketing may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets. Legal and professional expenses increased $78,000 or 3.6%, mainly related to continued legal expenses incurred with our non-performing loans and leases. Communications and data processing expense for the nine months ended September 30, 2003 increased $106,000, or 5.0%, due to growth in our loan and deposit base and increased staff.

TABLE 3 -NON-INTEREST EXPENSE
(Dollars in thousands)

	Three Months Ended		Nine months Ended
	September 30		September 30
	2003	2002	2003	2002

Salaries and employee benefits	$5,754	$4,163	$16,990	$12,492
Net occupancy expense	1,265	1,214	3,651	3,767
Advertising and affinity payments	213	448	605	1,010
Legal and professional	744	724	2,253	2,175
Communications and data processing	767	717	2,223	2,117
Franchise taxes	37	34	111	81
Repurchase agreement penalties	—	—	6,262	—
Other	1,703	1,263	4,667	3,701

Total non-interest expense	$10,483	$8,563	$36,762	$25,343

INCOME TAXES

The Company had a gross deferred tax asset of $7.8 million at September 30, 2003. In 2003, as a result of our reassessment of our ability to generate sufficient earnings to allow the utilization of our deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized. Accordingly, in compliance with Statement of Financial Accounting Standards No. 109, we reversed the valuation allowance and certain related tax reserves during the quarter ended June 30, 2003.

Analysis of Financial Condition

The aggregate loan portfolio at September 30, 2003 increased $98.6 million from December 31, 2002 to $1.2 billion. Commercial loans increased $46.0 million and real estate loans increased $28.3 million. Construction loans increased $59.9 million and leases and consumer loans decreased $4.8 million and $6.4 million, respectively.

TABLE 4 — LOANS
(Dollars in thousands)

	September 30,	December 31,
	2003	2002

Commercial	$555,523	$509,505
Construction	232,314	172,451
Real estate	311,010	282,703
Consumer	17,812	24,195
Leases	12,727	17,546
Loans held for sale	91,686	116,106

Total	$1,221,072	$1,122,506

We continue to lend primarily in Texas. As of September 30, 2003, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased individual leases and lease pools (primarily commercial and industrial equipment and vehicles), as well as selected loan participations and USDA government guaranteed loans.

SUMMARY OF LOAN LOSS EXPERIENCE

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $17.3 million at September 30, 2003, $14.5 million at December 31, 2002 and $13.8 million at September 30, 2002. This represents 1.41%, 1.30% and 1.31% of total loans at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. The Company recorded a provision of $475,000 for the quarter ended September 2003 and $2.4 million for the same quarter in 2002. These provisions were made to reflect management’s assessment of the risk of loan losses specifically including risk associated with the continued rapid growth in the loan portfolio and the unseasoned nature of the current portfolio.

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

The reserve allocation percentages assigned to each credit grade have been developed based on an analysis of historical loss rates at selected peer banks, adjusted for certain qualitative factors. Qualitative adjustments for such things as general economic conditions, changes in credit policies and lending standards, and changes in the trend and severity of problem loans, can cause the estimation of future losses to differ from past experience. The unallocated portion of the general reserve serves to compensate for additional areas of uncertainty and considers industry trends. In addition, the reserve considers the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio.

The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in actual credit losses. The changes are reflected in the general reserve and in specific reserves as the collectibility of larger classified loans is continuously recalculated with new information. As our portfolio matures, historical loss ratios are being closely monitored, and our reserve adequacy will rely primarily on our loss history. Currently, the review of reserve adequacy is performed by executive management and presented to the Board of Directors for their review, consideration and ratification on a quarterly basis.

TABLE 5 — SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)

	Nine months ended	Nine months ended	Year ended
	September 30,	September 30,	December 31,
	2003	2002	2002

Beginning balance	$14,538	$12,598	$12,598
Loans charged-off:
Commercial	50	2,085	2,096
Real estate	200	—	—
Consumer	2	6	11
Leases	511	1,042	1,740

Total	763	3,133	3,847
Recoveries:
Commercial	78	—	42
Consumer	—	11	—
Leases	98	9	116

Total recoveries	176	20	158

Net charge-offs	587	3,113	3,689
Provision for loan losses	3,325	4,359	5,629

Ending balance	$17,276	$13,844	$14,538

Reserve for loan losses to loans outstanding at end of period	1.41%	1.31%	1.30%
Net charge-offs to average loans[1]	.07%	.45%	.38%
Provision for loan losses to average loans[1]	.37%	.63%	.58%
Recoveries to gross charge-offs	23.07%	.64%	4.11%
Reserve as a multiple of net charge-offs	29.4x	4.5x	3.9x
Non-performing and renegotiated loans:
Loans past due (90 days)	$1,095	$1,686	$135
Non-accrual	11,026	6,474	2,776

Total	$12,121	$8,160	$2,911

Reserve as a percent of non-performing and renegotiated loans	142.53%	169.66%	499.42%

(1)	Interim period ratios are annualized.

NON-PERFORMING ASSETS

Non-performing assets include non-accrual loans and leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. We had non-accrual loans and leases of $11,026,000, $2,776,000 and $6,474,000 at September 30, 2003, December 31, 2002 and September 30, 2002, respectively. At September 30, 2003, our non-accrual loans and leases consisted of $4,350,000 in commercial loans, $4,762,000 in construction loans, $375,000 in real estate loans, $115,000 in consumer loans and $1,424,000 in leases. At December 31, 2002, our non-accrual loans and leases consisted of $641,000 in commercial loans, $1,367,000 in real estate, $26,000 in consumer loans and $742,000 in leases. At September 30, 2003, we had $1,095,000 in loans past due 90 days and still accruing interest which are fully guaranteed by the U.S. Government. At September 30, 2003, we had $189,000 in other repossessed assets.

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of September 30, 2003, approximately $8 million of our non-accrual loans were earning on a cash basis.

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

LIQUIDITY AND CAPITAL RESOURCES

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our bank’s Balance Sheet Management Committee (BSMC), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2002 and for the nine months ended September 30, 2003, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank).

Since early 2001, our liquidity needs have primarily been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding as possible from deposits of these core customers, which as of September 30, 2003, comprised $1,285.7 million, or 90.0%, of total deposits. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect, our internet banking facility.

In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. As of September 30, 2003, brokered retail CDs comprised $141.4 million, or 10.0%, of total deposits. Our dependence on retail brokered CDs is limited by our internal funding guidelines, which as of September 30, 2003, limited borrowing from this source to 10-20% of total deposits.

Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), securities sold under repurchase agreements, treasury, tax and loan notes, and advances from the Federal Home Loan Bank, or FHLB. As of September 30, 2003, our borrowings consisted of a total of $401.2 million of securities sold under repurchase agreements, $103.7 million of downstream federal funds purchased, $17.5 million from customer repurchase agreements, and $5.3 million of treasury, tax and loan notes. Credit availability from the FHLB is based on our bank’s financial and operating condition and borrowing collateral we hold with the FHLB. At September 30, 2003, we had no borrowings from the FHLB. Our unused FHLB borrowing capacity at September 30, 2003 was approximately $450.0 million. As of September 30, 2003, we had unused upstream federal fund lines available from commercial banks of approximately $72.6 million. During the nine months ended September 30, 2003, our average other borrowings from these sources were $506.7 million or 26.0% of average assets, which is well within our internal funding guidelines, which limit our dependence on borrowing sources to 25-30% of total assets. In September 2003, we unwound approximately $139 million of these term repurchase agreements and replaced a significant portion of that amount with new securities repurchase agreements subject to lower interest rates, with the remainder replaced with overnight funds. A significant portion of these overnight funds were replaced with deposits when we completed our acquisition of the outstanding deposits accounts of Bluebonnet Savings Bank, FSB in August 2003. The maximum amount of borrowed funds outstanding at any month-end during the first nine months of 2003 was $546.3 million, or 26.8%, of total assets.

As of September 30, 2003, our contractual obligations and commercial commitments, other than deposit liabilities, were as follows:

(Dollars in thousands)		After One	After Three
	Within	but Within	but Within	After Five
	One Year	Three Years	Five Years	Years	Total

Federal funds purchased	$103,726	$—	$—	$—	$103,726
Securities sold under repurchase agreements	163,652	226,300	11,200	—	401,152
Customer repurchase agreements	17,453	—	—	—	17,453
Treasury, tax and loan notes	5,282	—	—	—	5,282
Operating lease obligations	3,150	9,604	7,457	1,289	21,500
Long-term debt	—	—	—	20,000	20,000

Total contractual obligations	$293,263	$235,904	$18,657	$21,289	$569,113

The contractual amount of our financial instruments with off-balance sheet risk expiring by period at September 30, 2003 is presented below:

(Dollars in thousands)		After One	After Three
	Within	but Within	but Within	After Five
	One Year	Three Years	Five Years	Years	Total

Commitments to extend credit	$247,980	$101,065	$19,125	$5,800	$373,970
Standby letters of credit	17,783	586	—	—	18,369

Total financial instruments with off-balance sheet risk	$265,763	$101,651	$19,125	$5,800	$392,339

Due to the nature of our unfunded loan commitments, including unfunded lines of credit, the amounts presented in the table above do not necessarily represent amounts that we anticipate funding in the periods presented above.

Our equity capital averaged $134.0 million for the nine months ended September 30, 2003 as compared to $115.3 million for the same period in 2002. This increase reflects our retention of net earnings during this period and the IPO proceeds. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.

TABLE 6 — CAPITAL RATIOS

	September 30,	September 30,
	2003	2002

Risk-based capital:
Tier 1 capital	12.35%	9.59%
Total capital	13.53%	10.75%
Leverage	8.81%	8.45%

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (SEC) recently issued guidance for the disclosure of “critical accounting policies.” The SEC defines “critical accounting policies” as those that are most important to the presentation of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 to the consolidated financial statements in our 2002 Form 10K filed with the SEC. Not all these significant accounting policies require management to make difficult, subjective, or complex judgments. However, the policies noted below could be deemed to meet the SEC’s definition of critical accounting policies.

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

We had a gross deferred tax asset of $7.8 million at September 30, 2003. In 2003, as a result of a reassessment of our ability to generate sufficient earnings to allow the utilization of our deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized. Accordingly, in compliance with SFAS No. 109, we reversed the valuation allowance and certain related tax reserves during the period.

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

TABLE 7 — INTEREST RATE SENSITIVITY
(Dollars in thousands)

	Anticipated Impact Over the Next Twelve Months
	as Compared to Most Likely Scenario

	200 bp Increase	100 bp Decrease
	September 30, 2003	September 30, 2003

Change in net interest income	$11,736	$(7,934)

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

We expect our balance sheet will continue to be asset sensitive over the next twelve months, largely due to the concentration of assets in variable rate loans. If, as we expect will occur, interest rates rise in 2004, this asset-sensitivity will tend to result in an increase in our interest margin, all other factors being equal. In the event of a rising rate environment, management may choose to fund investment securities purchased with term liabilities/deposits to lock in a return. Investment securities are generally held in the “available-for-sale” category so that gains and losses can be realized as appropriate. At certain times, we use the “held-to-maturity” category if we are not planning to sell these securities before maturity.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2003 and concluded that those disclosure controls and procedures are effective. There have been no changes in the Company’s internal controls or in other factors known to the Company that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Report on Form 8-K

Current report filed on Form 8-K regarding Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) dated August 4, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS CAPITAL BANCSHARES, INC.

Date: November 14, 2003	/s/ Peter Bartholow

Peter Bartholow Chief Financial Officer (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.