Form 10-K
period 2003-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2004-03-15
CIK 1077428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to (No fee required)

Texas Capital Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	000-30533	75-2679109
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

2100 McKinney Avenue, Suite 900, Dallas, Texas, U.S.A.

(Address of principal executive officers)

75201

(Zip Code)

214-932-6600

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.01 per share
(Title of class)

      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      The aggregate market value of common stock held by non-affiliates of the registrant (the most recent sale price prior to June 2003 of the Common Stock to a private offering in June 2000) was $112,560,000 at June 30, 2003. There were 25,125,217 shares of the registrant’s common stock outstanding on February 29, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s Proxy Statement relating to the 2004 Annual Meeting of Stockholders, which will be filed no later than April 29, 2004, are incorporated by reference into Part III of this Form 10-K.

PART I

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

Growth History

      We have grown substantially in both size and profitability since our formation. The table below sets forth data regarding the growth of key areas of our business from December 1999 through December 2003.

	December 31

	2003	2002	2001	2000	1999

	(In thousands)
Loans	$1,314,241	$1,122,506	$903,979	$629,109	$227,600
Assets	2,192,875	1,793,282	1,164,779	908,428	408,579
Deposits	1,445,030	1,196,535	886,077	794,857	287,068
Stockholders’ equity	171,756	124,976	106,359	86,197	72,912

      The following table provides information about the growth of our loan portfolio by type of loan from December 1999 to December 2003.

	December 31

	2003	2002	2001	2000	1999

	(In thousands)
Commercial loans	$608,542	$509,505	$402,302	$325,774	$152,749
Total real estate loans	675,983	571,260	442,071	250,150	63,344
Construction loans	256,134	172,451	180,115	83,931	11,565
Permanent real estate loans	339,069	282,703	218,192	164,873	51,779
Loans held for sale	80,780	116,106	43,764	1,346	—
Equipment leases	13,152	17,546	34,552	17,093	642
Consumer loans	16,564	24,195	25,054	36,092	10,865

The Texas Market

      The Texas market for banking services is highly competitive. Texas’ four largest banking organizations by deposits are headquartered outside of Texas and approximately 54% of total deposits in the state are controlled by out-of-state organizations. We believe that many middle market companies and high net worth individuals are interested in banking with a company headquartered in, and with decision-making authority based in, Texas and with established Texas bankers who have the expertise to act as trusted advisors to the customer with regard to its banking needs. Our banking centers in our target markets are served by experienced bankers with lending expertise in the specific industries found in their market areas and established community ties. We believe our bank can offer customers more responsive and personalized service. We believe that, if we service these customers properly, we will be able to establish long-term relationships and provide multiple products to our customers, thereby enhancing our profitability.

Business Strategy

      Utilizing the business and community ties of our management and their banking experience, our strategy is to build an independent bank that focuses primarily on middle market business customers and high net worth individuals in each of the major metropolitan markets of Texas. To achieve this, we seek to implement the following strategies:

•	Target middle market business and high net worth individual market segments;

•	Focus our business development efforts on the key major metropolitan markets in Texas;

•	Grow our loan and deposit base in our existing markets by hiring additional experienced Texas bankers and opening select, strategically-located banking centers;

•	Continue the emphasis on credit policy to provide for credit quality consistent with long-term objectives;

•	Improve our financial performance through the efficient management of our infrastructure and capital base, which includes:

•	leveraging our existing infrastructure to support a larger volume of business;

•	maintaining tight internal approval processes for capital and operating expenses; and

•	extensive use of outsourcing to provide cost-effective operational support with service levels consistent with large-bank operations;

•	Continue to use BankDirect to complement funding strategies and serve as a brand extension for other banking services; and

•	Extend our reach within target markets through service innovation and service excellence.

Expansion in Houston Market

      As part of the continuing development of our business strategy, we opened a new banking center in Houston in September 2003. We believe this new banking center will allow us to expand our current operations in the Houston metropolitan area. Houston is the largest metropolitan area in Texas and the seventh largest metropolitan statistical area in the U.S. To assist our expansion in Houston, we have also hired several senior, experienced bankers who we believe will significantly expand our relationships in important sectors of the Houston marketplace. In addition, we hired sufficient support personnel to offer a complete range of banking services.

Products and Services

      We offer a variety of loan, deposit account and other financial products and services to our customers. At December 31, 2003, we maintained approximately 16,200 deposit accounts and 2,900 loan accounts.

      Business Customers. We offer a full range of products and services oriented to the needs of our business customers, including:

•	commercial loans for working capital and to finance internal growth, acquisitions and leveraged buyouts;

•	permanent real estate and construction loans;

•	equipment leasing;

•	cash management services;

•	trust and escrow services;

•	letters of credit; and

•	business insurance products.

      Individual Customers. We also provide complete banking services for our individual customers, including:

•	personal trust and wealth management services;

•	certificates of deposit;

•	interest bearing and non-interest bearing checking accounts with optional features such as Visa® debit/ ATM cards and overdraft protection;

•	traditional savings accounts;

•	consumer loans, both secured and unsecured;

•	mortgages;

•	branded Visa® credit card accounts, including gold-status accounts; and

•	personal insurance products.

Lending Activities

      Credit Policy. We target our lending to middle market businesses and high net worth individuals that meet our credit standards. The credit standards are set by our standing Credit Policy Committee with the assistance of our Chief Credit Officer, who is charged with ensuring that credit standards are met by loans in our portfolio. Our Credit Policy Committee is comprised of senior bank officers including the President of our bank, our Chief Lending Officer and our Chief Credit Officer. We maintain a diversified loan portfolio. Credit policies and underwriting guidelines are tailored to address the unique risks associated with each industry represented in the portfolio. Our credit standards for commercial borrowers reference numerous criteria with respect to the borrower, including historical and projected financial information, strength of management, acceptable collateral and associated advance rates, and market conditions and trends in the borrower’s industry. In addition, prospective loans are also analyzed based on current industry concentrations in our loan portfolio to prevent an unacceptable concentration of loans in any particular industry. We believe our credit standards are consistent with achieving business objectives in the markets we serve and will generally mitigate risks. We believe that we differentiate our bank from its competitors by focusing on and aggressively marketing to our core customers and accommodating, to the extent permitted by our credit standards, their individual needs.

      We generally extend variable rate loans in which the interest rate fluctuates with a predetermined indicator such as the United States prime rate or the London Inter-Bank Offered Rate (LIBOR). Our use of variable rate loans is designed to protect us from risks associated with interest rate fluctuations since the rates of interest earned will automatically reflect such fluctuations. As of December 31, 2003, approximately 91% of the loans in our portfolio were variable rate loans.

      Commercial Loans. Our commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. Our energy production loans are usually collateralized with proven reserves and have amortization schedules that extend for one-half of the projected life plus one year of the proven reserves. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. At December 31, 2003, funded commercial loans totaled approximately $608.5 million, approximately 46.3% of our total funded loans.

      Permanent Real Estate Loans. Approximately 42% of our permanent real estate loan portfolio is comprised of loans secured by commercial properties occupied by the borrower. We also provide temporary financing for commercial and residential property. Our permanent real estate loans generally have terms of five to seven years, and we provide loans with both floating and fixed rates. We generally avoid long-term loans for commercial real estate held for investment. At December 31, 2003, funded permanent real estate loans totaled approximately $339.1 million, approximately 25.8% of our total funded loans; of this total, $271.5 million were loans with floating rates and $67.6 million with fixed rates.

      Construction Loans. Our construction loan portfolio consists primarily of single-family residential properties and commercial projects used in manufacturing, warehousing, service or retail businesses. Our construction loans generally have terms of one to three years. We typically make construction loans to developers, builders and contractors that have an established record of successful project completion and loan repayment and have a substantial investment of the borrowers’ equity. These loans typically have floating rates and commitment fees. At December 31, 2003, funded construction real estate loans totaled approximately $256.1 million, approximately 19.5% of our total funded loans.

      Loans Held for Sale. Our loans held for sale portfolio consists primarily of single-family residential mortgages funded through our residential mortgage lending group or our mortgage warehouse group. These loans are typically on our balance sheet less than 30 days. At December 31, 2003, loans held for sale totaled approximately $80.8 million, approximately 6.1% of our total funded loans.

      Equipment Leases. We provide equipment financing in the form of capital and operating leases. Our lease financings generally have terms of three to five years and are secured by the equipment purchased with the lease financing. At December 31, 2003, funded equipment lease financings totaled approximately $13.2 million, approximately 1.0% of our total funded loans.

      Letters of Credit. We issue standby and commercial letters of credit, and can service the international needs of our clients through correspondent banks. At December 31, 2003, our commitments under letters of credit totaled approximately $18.8 million.

      Consumer Loans. Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our personal lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating interest rates. At December 31, 2003, funded consumer loans totaled approximately $16.6 million, approximately 1.3% of our total funded loans. Consumer residential real estate loans consisting primarily of first and second mortgage loans for residential properties are made very selectively as part of our private client service offerings. We generally do not retain long-term, fixed rate residential real estate loans in our portfolio.

      The table below sets forth information regarding the distribution of our funded loans among various industries at December 31, 2003.

	Funded Loans

		Percent
	Amount	of Total

	(Dollars in thousands)
Agriculture	$10,074	.8%
Contracting	170,032	12.9
Government	13,446	1.0
Manufacturing	76,056	5.8
Personal/household	177,172	13.5
Petrochemical and mining	168,148	12.8
Retail	32,920	2.5
Services	475,466	36.2
Wholesale	91,081	6.9
Investors and investment management companies	99,846	7.6

Total	$1,314,241	100.0%

      Loans extended to borrowers within the contracting industry are composed largely of loans to land developers and to both heavy construction and general commercial contractors. Many of these loans are secured by real estate properties, the development of which is being funded by our bank’s financing. Loans extended to borrowers within the petrochemical and mining industries are predominantly loans to finance the exploration and production of petroleum and natural gas. These loans are generally secured by proven petroleum and natural gas reserves. Personal/household loans include loans to certain high net worth individuals for commercial purposes and mortgage loans held for sale, in addition to consumer loans. Loans extended to borrowers within the services industries include loans to finance working capital and equipment, as well as loans to finance investment and owner-occupied real estate. Significant trade categories represented within the services industries include, but are not limited to, real estate services, financial services, leasing companies, transportation and communication, and hospitality services. Borrowers represented within the real estate services category are largely owners and managers of both residential and non-residential commercial real estate properties.

      We make loans that are appropriately collateralized under our credit standards. Over 90% of our funded loans are secured by collateral. The table below sets forth information regarding the distribution of our funded loans among various types of collateral at December 31, 2003.

	Funded Loans

		Percent
	Amount	of Total

	(Dollars in thousands)
Business assets	$228,457	17.4%
Energy	139,547	10.6
Highly liquid assets	137,013	10.4
Real property	594,035	45.2
Rolling stock	17,110	1.3
U.S. Government guaranty	57,054	4.3
Other assets	36,004	2.8
Unsecured	105,021	8.0

Total	$1,314,241	100.0%

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

BankDirect

      BankDirect operates as a division of our bank to complement funding strategies and offer services to retail customers. Over the past two years, BankDirect has evolved primarily into an internet-based funding and services channel for the Bank and become less significant to the overall business and funding strategies of the Company. As of December 31, 2003, BankDirect had a total of approximately 6,600 existing deposit accounts containing total deposits of approximately $227.9 million.

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

Cayman Islands Branch

      In June 2003, we received authorization from the Cayman Islands Monetary Authority to establish a branch of our bank in the Cayman Islands. We believe that opening a Cayman Islands branch of our bank enables us to offer more competitive cash management and deposit products to our core customers. Our Cayman Islands branch consists of an agented office to facilitate our offering of these products. We opened our Cayman Islands branch in September 2003.

Employees

      As of December 31, 2003, we had 305 full-time employees, 112 of whom were officers of our bank. None of our employees is represented by a collective bargaining agreement and we consider our relations with our employees to be good.

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

      National banks such as our bank are subject to examination by the Office of the Comptroller of the Currency, or the OCC. Deposits in a national bank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor). The OCC and the FDIC regulate or monitor all areas of a national bank’s operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rate risk management, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC requires national banks to maintain capital ratios and imposes limitations on its aggregate investment in real estate, bank premises and furniture and fixtures. National banks are currently required by the OCC to prepare quarterly reports on their financial condition and to conduct an annual audit of their financial affairs in compliance with minimum standards and procedures prescribed by the OCC.

      Restrictions on Dividends. Our source of funding to pay dividends is our bank. Our bank is subject to the dividend restrictions set forth by the OCC. Under such restrictions, national banks may not, without the prior approval of the OCC, declare dividends in excess of the sum of the current year’s net profits plus the retained net profits from the prior two years, less any required transfers to surplus. As of December 31, 2003, our bank could not pay any dividends under this test without prior OCC approval. In addition, under the Federal Deposit Insurance Corporation Improvement Act of 1991, our bank may not pay any dividend if payment would cause it to become undercapitalized or in the event it is undercapitalized.

      It is the policy of the Federal Reserve, which regulates bank holding companies such as ours, that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

      If, in the opinion of the applicable federal bank regulatory authority, a depository institution or holding company is engaged in or is about to engage in an unsound practice (which could include the payment of dividends), such authority may require, generally after notice and hearing, that such institution or holding company cease and desist such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s or holding company’s capital base to an inadequate level would be such an unsafe banking practice. Moreover, the Federal Reserve and the FDIC have issued policy statements providing that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

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

      Because we are a legal entity separate and distinct from our bank, our right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of a subsidiary, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its stockholders, including any depository institution holding company (such as ours) or any stockholder or creditor thereof.

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

      In the event of a bank holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the bankruptcy trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

      Capital Adequacy Requirements. The bank regulators have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banking organizations. Under the guidelines, specific categories of assets and off-balance sheet assets such as letters of credit are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8% (of which at least 4% is required to consist of Tier 1 capital elements).

      In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of banking organizations. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Banking organizations must maintain a minimum leverage ratio of at least 3%, although most organizations are expected to maintain leverage ratios that are at least 100 to 200 basis points above this minimum ratio.

      The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve guidelines also provide that banking organizations experiencing significant internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the regulations of the bank regulators provide that concentration of credit risks arising from non-traditional activities, as well as an institution’s ability to manage these risks, are important factors to be taken into account by regulatory agencies in assessing an organization’s overall capital adequacy.

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

      Our bank also is subject to Section 23B of the Federal Reserve Act, which, among other things, prohibits an institution from engaging in transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. We are subject to restrictions on extensions of credit to executive officers, directors, principal stockholders, and their related interests. These restrictions contained in the Federal Reserve Act and Federal Reserve Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

      Corrective Measures for Capital Deficiencies. The Federal Deposit Insurance Corporation Improvement Act imposes a regulatory matrix which requires the federal banking agencies, which include the FDIC, the

OCC and the Federal Reserve, to take “prompt corrective action” with respect to capital deficient institutions. The prompt corrective action provisions subject undercapitalized institutions to an increasingly stringent array of restrictions, requirements and prohibitions as their capital levels deteriorate and supervisory problems mount. Should these corrective measures prove unsuccessful in recapitalizing the institution and correcting its problems, the Federal Deposit Insurance Corporation Improvement Act mandates that the institution be placed in receivership.

      Pursuant to regulations promulgated under the Federal Deposit Insurance Corporation Improvement Act, the corrective actions that the banking agencies either must or may take are tied primarily to an institution’s capital levels. In accordance with the framework adopted by the Federal Deposit Insurance Corporation Improvement Act, the banking agencies have developed a classification system, pursuant to which all banks and thrifts will be placed into one of five categories. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized.” A well capitalized bank has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or higher; a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 6% or higher; a leverage ratio (Tier 1 capital to total adjusted assets) of 5% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. Our bank’s total risk-based capital ratio was 10.91% at December 31, 2003 and, as a result, it is currently classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations.

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

      As an institution’s capital decreases, the FDIC’s enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator if the capital deficiency is not corrected promptly.

      Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

      Financial Modernization Act of 1999. The Gramm-Leach-Bliley Financial Modernization Act of 1999:

•	allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than was permissible prior to enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies;

•	allows insurers and other financial services companies to acquire banks;

•	removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

      The Modernization Act also modifies other current financial laws, including laws related to financial privacy and community reinvestment. The financial privacy provisions generally prohibit financial institutions, including us, from disclosing nonpublic personal financial information to nonaffiliated third parties unless customers have the opportunity to “opt out” of the disclosure.

      International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. The International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the IMLAFA) contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The IMLAFA requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. We have established policies and procedures to ensure compliance with the IMLAFA.

Forward Looking Statements

      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical or current facts, including, without limitation, statements about our business, financial condition, business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations.

Investment Considerations

      An investment in our common stock involves certain risks. You should consider carefully the following risks and other information in this report, including our financial information and related notes, before investing in our common stock.

      Our business faces unpredictable economic conditions. General economic conditions impact the banking industry. The credit quality of our loan portfolio necessarily reflects, among other things, the general economic conditions in the areas in which we conduct our business. Our continued financial success depends somewhat on factors beyond our control, including:

•	national and local economic conditions;

•	the supply and demand for investable funds;

•	interest rates; and

•	federal, state and local laws affecting these matters.

      Any substantial deterioration in any of the foregoing conditions could have a material adverse effect on our financial condition and results of operations, which would likely adversely affect the market price of our common stock. Further, with the exception of our BankDirect customers which comprised 16% of our total deposits as of December 2003, our bank’s customer base is primarily commercial in nature, and our bank does not have a significant branch network or retail deposit base. In periods of economic downturn, business and commercial deposits may tend to be more volatile than traditional retail consumer deposits and, therefore, during these periods our financial condition and results of operations could be adversely affected to a greater degree than those competitors that have a larger retail customer base.

      We are dependent upon key personnel. Our success depends to a significant extent upon the performance of certain key employees, the loss of whom could have an adverse effect on our business. Although we have entered into employment agreements with certain employees, we cannot assure you that we will be successful in retaining key employees.

      Our operations are significantly affected by interest rate levels. Our profitability is dependent to a large extent on our net interest income, which is the difference between interest income we earn as a result of interest paid to us on loans and investments and interest we pay to third parties such as our depositors and those from whom we borrow funds. Like most financial institutions, we are affected by changes in general interest rate levels, which are currently at relatively low levels, and by other economic factors beyond our control. Interest rate risk can result from mismatches between the dollar amount of repricing or maturing assets and liabilities and from mismatches in the timing and rate at which our assets and liabilities reprice. Although we have implemented strategies which we believe reduce the potential effects of changes in interest rates on our results of operations, these strategies may not always be successful. In addition, any substantial and prolonged increase in market interest rates could reduce our customers’ desire to borrow money from us or adversely affect their ability to repay their outstanding loans by increasing their credit costs since most of our loans have adjustable interest rates that reset periodically. Any of these events could adversely affect our results of operations or financial condition.

      We must effectively manage our credit risk. There are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. The risk of nonpayment of loans is inherent in commercial banking. Although we attempt to minimize our credit risk by carefully monitoring the concentration of our loans within specific industries and through prudent loan application approval procedures, we cannot assure you that such monitoring and approval procedures will reduce these lending risks. Moreover, as we expand our operations into new geographic markets, our credit administration and loan underwriting policies will need to be adapted to the local lending and economic environments of these new markets. We cannot assure you that our credit administration personnel, policies and procedures will adequately adapt to any new geographic markets.

      Our financial condition and results of operations would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses. Experience in the banking industry indicates that a portion of our loans will become delinquent, some of which may only be partially repaid or may never be repaid at all. Despite our underwriting criteria, we experience losses for reasons beyond our control, such as general economic conditions. Although we believe that our allowance for loan losses is maintained at a level adequate to absorb any inherent losses in our loan portfolio, these estimates of loan losses are inherently subjective and their accuracy depends on the outcome of future events. We may need to make significant and unanticipated increases in our loss allowances in the future, which would materially affect our results of operations in that period. Federal regulators, as an integral part of their respective supervisory functions, periodically review our allowance for loan losses. The regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses required by these regulatory agencies could have a negative effect on our financial condition and results of operations.

      There are material risks involved in commercial lending that could adversely affect our business. We generally invest a greater proportion of our assets in commercial loans than other banking institutions of our size, which typically invest a greater proportion of their assets in loans secured by single-family residences. Commercial loans generally involve a higher degree of credit risk than residential mortgage loans due, in part, to their larger average size and generally less readily-marketable collateral. Due to their size and the nature of their collateral, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations. In addition, unlike residential mortgage loans, commercial loans generally depend on the cash flow of the borrower’s business to service the debt. Furthermore, a significant portion of our loans is dependent for repayment largely on the liquidation of assets securing the loan, such as inventory and accounts receivable. These loans carry incrementally higher risk, since their repayment is often dependent solely on the financial performance of the borrower’s business. Our business plan calls for continued efforts to increase our assets invested in commercial loans. An increase in non-performing loans could cause operating losses, impaired liquidity and the erosion of our capital, and could have a material adverse effect on our business, financial condition or results of operations.

      If the value of real estate in our core Texas markets were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which would have a material adverse effect on us. The market value of real estate, particularly real estate held for investment, can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for our loan portfolio were to decline materially, a significant part of our loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could have a material adverse effect on our provision for loan losses and our operating results and financial condition.

      Until our portfolio becomes more seasoned, we must rely in part on the historical loan loss experience of other financial institutions and the experience of our management in determining our allowance for loan losses, and this may not be comparable to our loan portfolio. Because most of our loans in our loan portfolio were originated relatively recently, our loan portfolio may not provide an adequate history of loan losses for our management to rely upon in establishing our allowance for loan losses. We therefore rely to a significant extent upon other financial institutions’ histories of loan losses and their allowance for loan losses, as well as our management’s estimates based on their experience in the banking industry, when determining our allowance for loan losses. There is no assurance that the history of loan losses and the reserving policies of other financial institutions and our management’s judgment will result in reserving policies that will be adequate for our business and operations or applicable to our loan portfolio.

      Our business is concentrated in Texas and a downturn in the economy of Texas may adversely affect our business. Substantially all of our business is located in Texas. As a result, our financial condition and results of operations may be affected by changes in the Texas economy. A prolonged period of economic recession or other adverse economic conditions in Texas may result in an increase in nonpayment of loans and a decrease in collateral value.

      Our business strategy includes significant growth plans, and if we fail to manage our growth effectively as we pursue our expansion strategy, it could negatively affect our operations. We intend to develop our business by pursuing a significant growth strategy. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. In order to execute our growth strategy successfully, we must, among other things:

•	identify and expand into suitable markets;

•	build our customer base;

•	maintain credit quality;

•	attract sufficient deposits to fund our anticipated loan growth;

•	attract and retain qualified bank management in each of our targeted markets;

•	identify and pursue suitable opportunities for opening new banking locations; and

•	maintain adequate regulatory capital.

      Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy.

      We may not be able to find suitable acquisition candidates. We may choose to make acquisitions that will complement or expand our business. However, we believe that there are a limited number of banks that will meet our acquisition criteria and, consequently, we cannot assure you that we will be able to identify suitable candidates for acquisitions. In addition, even if suitable candidates are identified, we expect to compete with other potential bidders for such businesses, many of which may have greater financial resources than we have. Acquisitions involve risks of changes in results of operations or cash flows, unforeseen liabilities relating to the acquired institution or arising out of the acquisition, asset quality problems of the acquired entity and other conditions not within our control, such as adverse personnel relations, loss of customers because of change of identity, deterioration in local economic conditions and other risks affecting the acquired institution. In addition, the process of integrating acquired entities will divert significant management time and resources. We cannot assure you that we will be able to integrate successfully or operate profitably any financial institutions we may acquire. We may experience disruption and incur unexpected expenses in integrating acquisitions. There can be no assurance that any such acquisitions will enhance our business, results of operations, cash flows or financial condition, and such acquisitions may have an adverse effect on our results of operations, particularly during periods in which the acquisitions are being integrated into our operations.

      We compete with many larger financial institutions which have substantially greater financial resources than we have. Competition among financial institutions in Texas is intense. We compete with other bank holding companies, state and national commercial banks, savings and loan associations, consumer finance companies, credit unions, securities brokerages, insurance companies, mortgage banking companies, money market mutual funds, asset-based non-bank lenders and other financial institutions. Many of these competitors have substantially greater financial resources, lending limits and larger branch networks than we do, and are able to offer a broader range of products and services than we can. Failure to compete effectively for deposit, loan and other banking customers in our markets could cause us to lose market share, slow our growth rate and may have an adverse effect on our financial condition and results of operations.

      Our future profitability depends, to a significant extent, upon revenue we receive from our middle market business customers and their ability to meet their loan obligations. We expect that our future profitability will depend, to a significant extent, upon revenue we receive from middle market business customers, and their ability to continue to meet existing loan obligations. As a result, adverse economic conditions or other factors adversely affecting this market segment may have a greater adverse effect on us than on other financial institutions that have a more diversified customer base.

      We compete in an industry that continually experiences technological change, and we may have fewer resources than many of our competitors to continue to invest in technological improvements. The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to improving the ability to serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

      System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities. The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us against damage from physical break-ins, security breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and deter potential customers. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to protect customer transaction data. A failure of such security measures could have an adverse effect on our financial condition and results of operations.

      Our success in the Internet banking market will largely depend on our ability to implement services competitive with similar services offered by other financial institutions. The success of our Internet banking products and services will depend in large part on our ability to implement and maintain the appropriate technology. This includes our ability to provide services competitive with banks that are already using the Internet. If we are unable to implement and maintain the appropriate technology efficiently, it could affect our results of operations and our ability to compete with financial institutions.

      Our success in attracting and retaining retail consumer deposits depends on our ability to offer competitive rates and services. As of December 2003, approximately 16% of our total deposits came from retail consumer customers through BankDirect, our Internet banking facility. The market for Internet banking is extremely competitive and allows retail consumer customers to access financial products and compare interest rates from numerous financial institutions located across the U.S. As a result, Internet retail consumers are more sensitive to interest rate levels than retail consumers who bank at a branch office. Our future success in retaining and attracting retail consumer customers depends, in part, on our ability to offer competitive rates and services.

      We could be adversely affected by changes in the regulation of the Internet. Our ability to conduct, and the cost of conducting, business may also be adversely affected by a number of legislative and regulatory proposals concerning the Internet, which are currently under consideration by federal, state, local and foreign governmental organizations. These proposals include, but are not limited to, the following matters:

•	on-line content;

•	user privacy;

•	taxation;

•	access charges;

•	liability for third-party activities; and

•	regulatory and supervisory authority.

      Moreover, it is uncertain how existing laws relating to these issues will be applied to the Internet. The adoption of new laws or the application of existing laws could decrease the growth in the use of the Internet, which could in turn decrease the demand for our services, increase our cost of doing business or otherwise have an adverse effect on our business, financial condition and results of operations. Furthermore, government restrictions on Internet content could slow the growth of Internet use and decrease acceptance of the Internet as a communications and commercial medium and thereby have an adverse effect on our financial condition and results of operations.

      Our management maintains significant control over us. Our current executive officers and directors beneficially own approximately 12% of the outstanding shares of our common stock. Accordingly, our current executive officers and directors are able to influence, to a significant extent, the outcome of all matters required to be submitted to our stockholders for approval (including decisions relating to the election of directors), the determination of day-to-day corporate and management policies and other significant corporate activities.

      Anti-takeover provisions of our certificate of incorporation, bylaws and Delaware law may make it more difficult for you to receive a change in control premium. Certain provisions of our certificate of incorporation and bylaws could make a merger, tender offer or proxy contest more difficult, even if such events were perceived by many of our stockholders as beneficial to their interests. These provisions include advance notice for nominations of directors and stockholders’ proposals. In addition, our certificate of incorporation authorizes the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval (unless otherwise required by the rules of any stock exchange on which our common stock is then listed), to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. Although we have no present intention to issue any shares of our preferred stock, there can be no assurance that we will not do so in the future. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law which, in general, prevents an interested stockholder, defined generally as a person owning 15% or more of a corporation’s outstanding voting stock, from engaging in a business combination with our company for three years following the date that person became an interested stockholder unless certain specified conditions are satisfied.

      There are substantial regulatory limitations on changes of control. With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquiror is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve. Accordingly, prospective investors need to be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock.

Where You Can Find Additional Information

      We are subject to the information reporting requirements and file annual reports, quarterly reports, special reports, proxy statements and other information with the United States Securities and Exchange Commission. We file such reports and statements electronically so those filings will be available to the public on the world wide web at the United States Securities and Exchange Commission’s website. The address of that site is www.sec.gov. These materials are also available at the public reference facilities of the United States Securities and Exchange Commission at:

•	450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549

•	500 West Madison Street, Suite 1400, Chicago, Illinois 60661

•	75 Park Place, Room 1400, New York, New York 10007

      In addition, you can have copies made and sent to you by contacting the Public Reference Section of the United States Securities and Exchange Commission by telephone at 1-800-732-0330. If you prefer, you can also write to the Public Reference Section at 450 Fifth Street, N.W., Washington, D.C. 20549. We also make copies of our filings with the United States Securities and Exchange Commission available on our website. The address of our website is www.texascapitalbank.com.

Item 2.	Properties

      As of December 31, 2003, we conducted business at nine full service banking locations and one operations center. Our operations center houses our loan and deposit operations and the BankDirect call center. We lease the space in which our banking centers and the operations call center are located. These leases expire between April 2004 and March 2013, not including any renewal options that may be available.

      The following table sets forth the location of our executive offices, operations center and each of our banking centers.

Type of Location	Address

Executive offices, banking location	2100 McKinney Avenue Suite 900 Dallas, Texas 75201
Operations center	6060 North Central Expressway Suite 800 Dallas, Texas 75206
Banking location	4230 Lyndon B. Johnson Freeway Suite 100 Dallas, Texas 75244
Banking location	5910 North Central Expressway Suite 150 Dallas, Texas 75206
Banking location	5800 Granite Parkway Suite 150 Plano, Texas 75024
Banking location	1600 West 7th Street Suite 200 Fort Worth, Texas 76102
Motor banking location	400 East Belknap Street Fort Worth, Texas 76102
Banking location	600 Congress Avenue Suite 250 Austin, Texas 78701
Banking location	745 East Mulberry Street Suite 150 San Antonio, Texas 78212
Banking location	One Riverway Suite 150 Houston, Texas 77056

Item 3.	Legal Proceedings

      We are not involved in any pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on our results of operations or financial condition.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock began trading on the NASDAQ Stock Market on August 13, 2003, and is quoted in such Market under the symbol “TCBI”. Our common stock was not publicly traded, nor was there an established market therefore, prior to August 13, 2003. On March 8, 2004 there were approximately 670 holders of record of our common stock.

      No cash dividends have ever been paid by us on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our principal source of funds to pay cash dividends on our common stock would be cash dividends from the Bank. The payment of dividends by the Bank is subject to certain restriction imposed by federal and state banking laws, regulations and authorities. As of December 31, 2003, the Bank could not pay any dividends to us under the applicable limitations without regulatory approval. See “Item 1. Business — Regulation and Supervision — Restrictions on Dividends.”

      The following table presents the range of high and low bid prices reported on the NASDAQ Stock Market for the period from August 13, 2003 through the end of the third quarter of 2003 and for the fourth quarter of 2003.

	Price Per Share

Quarter Ended	High	Low

September 30, 2003	$12.95	$11.80
December 31, 2003	14.68	12.20

Equity Compensation Plan Information

	Number of Securities		Number of Securities
	to be Issued upon	Weighted Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders	2,940,443	$7.90	367,427
Equity compensation plans not approved by security holders(1)	84,274	6.80	—

Total	3,024,717	$7.90	367,427

(1)	Refers to deferred compensation agreement. See further discussion in Note 11 to the Consolidated Financial Statements.

Recent Offerings of Unregistered Securities

      In April 2003, we sold $10,000,000 aggregate liquidation amount of floating rate capital securities (the Capital Securities) issued by our subsidiary Delaware statutory trust, Texas Capital Statutory Trust II (the Trust). We received $9,800,000 after a deduction of $200,000 in commissions to Sandler O’Neill & Partners, L.P., the Placement Agent. The Capital Securities were subsequently transferred to a pooled investment vehicle sponsored by MM Community Funding IX, Ltd. The proceeds from the sale of the Capital Securities, together with the proceeds from the sale by the Trust of its Common Securities to us were invested in our Floating Rate Junior Subordinated Debt Securities due 2033 (the Debentures), which were issued pursuant to an Indenture dated April 10, 2003, between us and Wilmington Trust Company (Wilmington), as Trustee. Both the Capital Securities and the Debentures have a floating rate, which resets quarterly, equal to 3-month LIBOR plus 3.25%. Payments of distributions and other amounts due on the Capital Securities are guaranteed by us, to the extent that the Trust has funds available for the payments of such distributions but fails to make such payments, pursuant to a Guarantee Agreement, dated April 10, 2003, between us and Wilmington, as Guarantee Trustee. The Debentures and Capital Securities may be redeemed at our option on fixed quarterly dates beginning on April 24, 2008.

      We sold the Capital Securities in a non-public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended (the Securities Act). The Company believed this exemption was available because the Capital Securities were sold in a private transaction to a single professional management entity that is highly sophisticated and experienced with investments similar to the Capital Securities and meets the definition of an “institutional investor” under Rule 144A of the Securities Act. The Capital Securities were subsequently transferred to a securitized pool in a private transaction exempt from the Securities Act pursuant to Rule 144A.

Item 6.	Selected Consolidated Financial Data

      You should read the selected financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	At or for the Year Ended December 31

	2003		2002		2001	2000	1999

	(In thousands, except per share, average share and percentage data)
Consolidated Operating Data(1)
Interest income	$85,484		$70,142		$70,594	$55,769	$14,414
Interest expense	32,329		27,896		35,539	32,930	6,166
Net interest income	53,155		42,246		35,055	22,839	8,248
Provision for loan losses	4,025		5,629		5,762	6,135	2,687
Net interest income after provision for loan losses	49,130		36,617		29,293	16,704	5,561
Non-interest income	10,892		8,625		5,983	1,957	358
Non-interest expense	48,380		35,370		29,432	35,158	15,217
Income (loss) before income taxes	11,642		9,872		5,844	(16,497)	(9,298)
Income tax expense (benefit)	(2,192)		2,529		—	—	—
Net income (loss)	13,834	(2)	7,343	(2)	5,844	(16,497)	(9,298)
Consolidated Balance Sheet Data(1)
Total assets	2,192,875		1,793,282		1,164,779	908,428	408,579
Loans	1,314,241		1,122,506		903,979	629,109	227,600
Securities available-for-sale	775,338		553,169		206,365	184,952	164,409
Securities held-to-maturity	—		—		—	28,366	—
Deposits	1,445,030		1,196,535		886,077	794,857	287,068
Federal funds purchased	78,961		83,629		76,699	11,525	—
Other borrowings	466,793		365,831		86,899	7,061	46,267
Long-term debt	20,620		10,000		—	—	—
Stockholders’ equity	171,756		124,976		106,359	86,197	72,912
Other Financial Data
Income (loss) per share:
Basic	$.62	(2)	$.33	(2)	$.31	$(.95)	$(.61)
Diluted	.60	(2)	.32	(2)	.30	(.95)	(.61)
Tangible book value per share(3)	6.81		5.80		5.08	4.46	4.67
Book value per share(3)	6.87		5.87		5.15	4.54	4.79
Weighted average shares:
Basic	21,332,746		19,145,255		18,957,652	17,436,628	15,132,496
Diluted	23,118,804		19,344,874		19,177,204	17,436,628	15,132,496
Selected Financial Ratios:
Performance Ratios
Return on average assets	0.70%		0.54%		0.58%	(2.42)%	(4.45)%
Return on average equity	9.71%		6.27%		6.44%	(20.02)%	(12.13)%
Net interest margin	2.86%		3.28%		3.62%	3.51%	4.12%
Efficiency ratio (excludes securities gains)	76.33	%(4)	71.46	%(4)	75.20%	141.90%	176.80%
Non-interest expense to average assets	2.43	%(5)	2.59	%(5)	2.90%	5.15%	7.28%

	At or for the Year Ended December 31

	2003	2002	2001	2000	1999

	(In thousands, except per share, average share and percentage data)
Asset Quality Ratios
Net charge-offs to average loans	0.07%	0.38%	0.26%	—	0.01%
Allowance for loan losses to total loans	1.35%	1.30%	1.39%	1.42%	1.22%
Allowance for loan losses to non-performing loans	173.39%	499.42%	110.23%	—	—
Non-performing and renegotiated loans to total loans	.78%	.26%	1.26%	—	—
Capital and Liquidity Ratios
Total capital ratio	13.14%	11.32%	11.73%	10.98%	23.84%
Tier 1 capital ratio	12.00%	10.16%	10.48%	9.94%	22.98%
Tier 1 leverage ratio	8.82%	7.66%	9.46%	9.62%	21.32%
Average equity/average assets	7.16%	8.57%	8.93%	12.07%	36.67%
Tangible equity/assets	7.76%	6.89%	9.00%	9.31%	17.42%
Average net loans/average deposits	91.49%	96.31%	95.54%	72.92%	81.12%

(1)	The consolidated statement of operations data and consolidated balance sheet data presented above for the five most recent fiscal years ended December 31 have been derived from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, our independent auditors. The historical results are not necessarily indicative of the results to be expected in any future period.

(2)	During the year ended December 31, 2003, net income included the impact of reversing our deferred tax asset valuation allowance of $5.9 million, $6.3 million in penalties related to unwinding repurchase agreements prior to maturity and approximately $250,000 in separation expense related to the resignation of a senior officer. For the year ended December 31, 2003, income per share excluding the impact of reversing the valuation allowance, unwinding penalties and separation expense would have been $0.54, on a basic basis, and $0.53, on a diluted basis. During the year ended December 31, 2002, net income included $1.2 million in IPO expenses recognized as our offering was postponed. For the year ended December 31, 2002, income per share excluding these IPO expenses would have been $0.37, on a basic basis, and $0.36, on a diluted basis. Income per share excluding the impact of reversing the valuation allowance, unwinding penalties and separation expense for the year ended December 31, 2003 and income per share excluding IPO expenses for the year ended December 31, 2002 are non-GAAP financial measures. See below for an explanation why we believe these non-GAAP financial measures are useful to management and investors and a reconciliation of these non-GAAP financial measures to income per share, which is the most directly comparable financial measure presented in accordance with GAAP.

(3)	Amounts for December 31, 2001 are adjusted to reflect the conversion of 753,301 shares of preferred stock outstanding on such date into 1,506,602 shares of common stock, assuming automatic conversion of the preferred stock. Amounts for December 31, 2002 are adjusted to reflect the conversion of 1,057,142 shares of preferred stock outstanding on such date into 2,114,284 shares of common stock, assuming automatic conversion of the preferred stock.

(4)	Represents non-interest expense divided by the sum of net interest income and non-interest income for the periods shown. During the year ended December 31, 2003, non-interest expense included $6.3 million in penalties related to unwinding repurchase agreements prior to maturity and approximately $250,000 in separation expense related to the resignation of a senior officer. For the year ended December 31, 2003, the efficiency ratio excluding the unwinding penalties and separation expense would have been 66.06%. During the year ended December 31, 2002, non-interest expense included $1.2 million in IPO expenses recognized as our offering was postponed. For the year ended December 31, 2002, the efficiency ratio excluding the IPO expenses would have been 69.06%. The efficiency ratio excluding unwinding penalties and separation expense for the year ended December 31, 2003 and the efficiency ratio excluding IPO expenses for the year ended December 31, 2002 are non-GAAP financial measures. See below for an explanation why we believe these non-GAAP financial measures are useful to management and investors and a reconciliation of these non-GAAP financial measures to income per share, which is the most directly comparable financial measure presented in accordance with GAAP.

(5)	During the year ended December 31, 2003, the ratio of non-interest expense to average assets ratio included $6.3 million in penalties related to unwinding repurchase agreements prior to maturity and approximately $250,000 in separation expense related to the resignation of a senior officer. For the year ended December 31, 2003, the ratio of non-interest expense to average assets excluding the unwinding penalties and separation expense would have been 2.10%. During the year ended December 31, 2002, the ratio of non-interest expense to average assets ratio included $1.2 million in IPO expenses recognized as our offering was postponed. For the year ended December 31, 2002, the ratio of non-interest expense to average assets excluding the IPO expenses would have been 2.50%. The ratio of non-interest expense to average assets excluding unwinding penalties and separation expense for the year ended December 31, 2003 and the ratio of non-interest expense to average assets excluding IPO expenses for the year ended December 31, 2002 are non-GAAP financial measures. See below for an explanation why we believe these non-GAAP financial measures are useful to management and investors and a reconciliation of these non-GAAP financial measures to income per share, which is the most directly comparable financial measure presented in accordance with GAAP.

Non-GAAP Financial Measures

      The footnotes to the Summary Consolidated Financial Information presented above and portions of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include non-GAAP financial measures. These non-GAAP financial measures are:

•	for the year ended December 31, 2003:

•	income per share (basic and diluted) excluding the impact of reversing the valuation allowance, unwinding penalties and separation expense;

•	efficiency ratio excluding unwinding penalties and separation expense; and

•	ratio of non-interest expense to average assets excluding unwinding penalties and separation expense;

•	for the year ended December 31, 2002:

•	income per share (basic and diluted) excluding IPO expenses;

•	efficiency ratio excluding IPO expenses; and

•	ratio of non-interest expense to average assets excluding IPO expenses.

      The valuation reversal reflects the reversal of our deferred tax asset valuation allowance of $5.9 million. The unwinding penalties reflect $6.3 million in penalties related to unwinding repurchase agreements prior to maturity. The separation expense reflects approximately $250,000 in separation expense related to the resignation of a senior officer. The IPO expenses reflect $1.2 million in IPO expenses recognized as our offering was postponed.

      Management believes that these non-GAAP financial measures are useful to investors and to management because they provide additional information that more closely reflects our intrinsic operating performance and growth. Reversal of the entire valuation allowance was based on our assessment of our ability to generate earnings to allow the deferred tax assets to be realized which is supported by our current earnings trends. We unwound certain repurchase agreements, incurring the unwinding penalties, in order to take advantage of historical lows in interest rates, which had decreased on similar repurchase agreements by approximately 1.4% since the time we entered into the original repurchase agreements. Although we have experienced employee separations in the past, this was the first separation with an executive who had entered into an employment agreement with us. We currently have only four other employees with employment agreements. Since we have not had any reversals of valuation allowances, unwinding penalties or separation expenses related to employees who have employment agreements in our operating history, and because expenses related to the initial public offering will not recur since the offering was completed, we believe that these non-GAAP financial measures are useful to investors and to management to understand the development of our income per share results, efficiency ratio and ratio of non-interest expense to average assets since our founding and to help in comparing our intrinsic operating performance in different periods. Management also uses these measures internally to evaluate our performance and manage our operations. These measurements should not be regarded as a replacement for corresponding GAAP measures.

      The following tables reconcile each of the non-GAAP financial measures described above to the most directly comparable financial measure presented in accordance with GAAP.

      Reconciliation of GAAP to income per share, excluding the impact of reversing the valuation allowance, unwinding penalties, separation expense and to income per share excluding IPO expenses.

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

	(In thousands except
	share data)
Net income	$13,834	$7,343
Repurchase agreement penalties	6,262	—
Executive separation	250	—
Tax effect of repurchase agreement unwinding penalties and separation costs	(2,120)	—
Impact of reversing deferred tax asset valuation allowance	(5,929)	—
IPO expenses	—	1,190
Tax effect of IPO expenses	—	(417)

Income excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense (for year ended December 31, 2003) and income excluding IPO expenses (for year ended December 31, 2002)	12,297	8,116
Preferred stock dividends	(699)	(1,097)

Numerator used to calculate basic income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense (for year ended December 31, 2003) and numerator for basic income per share excluding IPO expenses (for year ended December 31, 2002)	11,598	7,019
Effect of dilutive securities *	699	—

Numerator used to calculate diluted income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense (for year ended December 31, 2003) and numerator for diluted income per share excluding IPO expenses (for year ended December 31, 2002)	$12,297	$7,019

Denominator used for GAAP and basic income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense (for year ended December 31, 2003) and denominator for GAAP and basic income per share excluding IPO expenses (for year ended December 31, 2002)	21,332,746	19,145,255
Denominator used for GAAP and diluted income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense (for year ended December 31, 2003) and denominator for GAAP and diluted income per share excluding IPO expenses (for year ended December 31, 2002)	23,118,804	19,344,874

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

	(In thousands except
	share data)
Basic income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense (for year ended December 31, 2003) and basic income per share excluding IPO expenses (for year ended December 31, 2002)	$.54	$.37
Diluted income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense (for year ended December 31, 2003) and diluted income per share excluding IPO expenses (for year ended December 31, 2002)	$.53	$.36

*	Effects of Series A convertible preferred stock are anti-dilutive in 2002 and are not included.

      Reconciliation of GAAP to non-interest expense, excluding penalties related to unwinding penalties, separation expense and IPO expenses.

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

	(In thousands)
Non-interest expense	$48,380	$35,370
Repurchase agreement unwinding penalties	(6,262)	—
Executive separation	(250)	—
IPO expenses	—	(1,190)

Numerator used to calculate efficiency ratio excluding unwinding penalties, and separation expense (for year ended December 31, 2003) and numerator for efficiency ratio excluding IPO expenses (for year ended December 31, 2002)	$41,868	$34,180

Denominator used for GAAP and efficiency ratio excluding unwinding penalties, and separation expense (for year ended December 31, 2003) and denominator for efficiency ratio excluding IPO expenses (for year ended December 31, 2002)

Net interest income	$53,155	$42,246
Non-interest income	10,892	8,625
Less gain on sale of securities	666	1,375

	$63,381	$49,496

Efficiency ratio excluding unwinding penalties, and separation expense (for year ended December 31, 2003) and efficiency ratio excluding IPO expenses (for year ended December 31, 2002)	66.06%	69.06%
Denominator used for GAAP and ratio of non-interest expense to average assets ratio excluding unwinding penalties and separation expense (for year ended December 31, 2003) and denominator for ratio of non-interest expense to average assets excluding IPO expenses (for year ended December 31, 2002)

Average assets	$1,990,229	$1,365,722
Ratio of non-interest expense to assets excluding unwinding penalties and separation expense (for year ended December 31, 2003) and ratio of non-interest expense to assets excluding IPO expenses (for year ended December 31, 2002)	2.10%	2.50%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Our Operating Results

      Our bank was formed through the acquisition of Resource Bank, N.A., which was organized in 1997. Upon completion of our $80 million private equity offering and the acquisition of Resource Bank, we commenced operations in December 1998. The amount of capital we raised, which we believe is the largest amount of start-up capital ever raised for a national bank, was intended to support a significant level of near-term growth and permit us to originate and retain loans of a size and type that our targeted customers, middle market businesses and high net worth individuals, would find attractive. Our large initial capitalization has resulted in reduced levels of return on equity to date. However, as we build our loan and investment portfolio we expect our return on equity to increase to normalized levels.

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

      During 1999 and 2000, we established a total of seven banking centers in key metropolitan markets in Texas. We also invested resources in hiring experienced bankers, which required a significant period of time for both recruiting and transitioning them from their previous employers. In conjunction with our roll-out of operations in 1999, we undertook a significant advertising and marketing campaign to increase brand name recognition of the traditional banking activities of our bank and of BankDirect, particularly in the Dallas/ Fort Worth business community. Once we had achieved our initial goals, we were able to significantly reduce our advertising expenses [from $2.3 million (which excludes approximately $1.9 million in expenses attributable to American Airlines AAdvantage® minimum mile requirements and co-branded advertising) in 2000 to $278,000 in 2001] and place more emphasis on targeted marketing to, and relationship-building efforts with, selected business groups, charities and communities. As we enter new market areas, we intend to evaluate the efficiency of selected advertising to brand our name and increase our recognition in those markets.

      Our historical financial results reflect the development of our company in its early stages, notably in connection with initial start-up costs and the raising and retention of excess capital to fund our planned growth. In 1999 and 2000, we incurred significant non-interest expenses for the start-up and infrastructure costs described above, while revenue items gradually increased as we began to source and originate loans and other earning assets. Beginning in 2001, we achieved improved levels of profitability as these costs have been spread over a larger asset base.

      Our historical results also reflect the evolving role of BankDirect, the Internet banking division of our bank, in our business. When we launched BankDirect in 1999, we aimed to establish a significant market position and deposit base with which to fund our growth. Accordingly, we committed substantial resources to advertising for BankDirect and offered its deposit products at very attractive rates. Our efforts were successful, and BankDirect grew to account for approximately $369.7 million in deposits by the end of 2000, providing much of the liquidity we required to increase our lending activities during 2000. By early 2001, however, deposits at our traditional bank had grown to an amount sufficient to fund a much larger portion of our ongoing lending activities. As a result, we decided to reorient the focus of BankDirect towards higher balance depositors to reduce our management requirements and expenses. To this end, we restructured the account fees charged by BankDirect and lowered the rates on deposit products. This reorientation toward customers with higher deposit balances allowed us to significantly reduce our expenses related to BankDirect [from $6.8 million in 2000 (which excludes approximately $1.9 million in expenses attributable to American Airlines AAdvantage® minimum mile requirements and co-branded advertising) to $3.0 million in 2001, a decrease of over 56%], while substantially increasing the average balance held in our BankDirect accounts and lowering the total number of accounts serviced by BankDirect. As of December 31, 2003, BankDirect provided for approximately 16% of our deposits.

      Our operating results have improved significantly over the past several years as we moved into full operations. The table below shows the annual growth rate of our net interest income, net income (loss), assets, loans and deposits:

	At or for the		At or for the		At or for the		At or for the
	Year Ended	Annual	Year Ended	Annual	Year Ended	Annual	Year Ended	Annual
	December 31,	Growth	December 31,	Growth	December 31,	Growth	December 31,	Growth
	2003	Rate(1)	2002	Rate(1)	2001	Rate(1)	2000	Rate(1)

	(In thousands)
Net interest income	$53,155	26%	$42,246	21%	$35,055	53%	$22,839	177%
Net income (loss)	13,834	88%	7,343	26%	5,844	135%	(16,497)	*
Assets	2,192,875	22%	1,793,282	54%	1,164,779	28%	908,428	122%
Loans	1,314,241	17%	1,122,506	24%	903,979	44%	629,109	176%
Deposits	1,445,030	21%	1,196,535	35%	886,077	11%	794,857	177%

(1)	The annual growth rate with respect to period data is the percentage growth of the item in the period shown compared to the most recently completed prior period.

*	Not meaningful.

      The growth in our profitability is based on several key factors:

•	we have successfully grown our asset base significantly each year;

•	we have been able to maintain stable and diverse funding sources, resulting in increased net interest income from 2000 onward, despite a falling interest rate environment and the fact that most of our loans have floating interest rates;

•	the growth in our asset base has resulted in annual growth of 177%, 53%, 21% and 26% in our principal earnings source, net interest income, in 2000, 2001, 2002 and 2003, respectively; and

•	since the completion of our initial advertising and marketing campaigns and the reorientation of BankDirect, we have been able to tightly control non-interest expenses; this has contributed to a substantial improvement of our efficiency ratio from 176.8% in 1999 to 66.1% (adjusted) during 2003.

Year ended December 31, 2003 compared to year ended December 31, 2002

      We recorded net income of $13.8 million for the year ended December 31, 2003 compared to $7.3 million for the same period in 2002. Diluted income per common share was $0.60 for 2003 and $0.32 for the same period in 2002. Returns on average assets and average equity were 0.70% and 9.71%, respectively, for the year ended December 31, 2003 compared to 0.54% and 6.27%, respectively, for the same period in 2002.

      The increase in net income for the year ended December 31, 2003 over the same period of 2002 was primarily due to an increase in net interest income and non-interest income and the impact of reversing the deferred tax valuation allowance of $5.9 million, offset by an increase in non-interest expense. Net interest income increased by $10.9 million, or 25.8%, to $53.2 million for the year ended December 31, 2003 compared to $42.3 million for the same period in 2002. The increase in net interest income was primarily due to an increase of $567.6 million in average earning assets, offset by a 42 basis point decrease in the net interest margin. Non-interest expense for the year ended December 31, 2003 included approximately $250,000 in separation expense related to the resignation of a senior officer and $6.3 million in penalties related to unwinding repurchase agreements in June 2003 prior to maturity to lower funding costs. We unwound approximately $139 million of repurchase agreements and entered into new repurchase agreements with respect to a significant portion of that amount, with the remainder replaced with overnight funds. A significant portion of these overnight funds were replaced with deposits when we completed our acquisition of the outstanding deposit accounts of Bluebonnet Savings Bank FSB, which occurred on August 8, 2003. Assuming a flat interest rate environment, we expect that these transactions will significantly lower our cost of funding through 2004.

      Excluding the impact of reversing the valuation allowance, unwinding penalties and separation expense, diluted income per share would have been $0.53. Income per share excluding the impact of reversing the valuation allowance, unwinding penalties and separation expense is a non-GAAP financial measure. Please see the discussion of non-GAAP financial measures beginning on page 21 for an explanation of why we believe this non-GAAP financial measure is useful to management and investors and the table beginning on page 22 for a reconciliation of diluted income per share excluding impact of reversing the valuation allowance, unwinding penalties and separation expense to diluted income per share, which is the most directly comparable financial measure presented in accordance with GAAP.

      Non-interest income increased by $2.3 million, or 26.3%, during the year ended December 31, 2003 to $10.9 million, compared to $8.6 million during the same period in 2002. The increase was in part due to an overall increase in non-interest bearing deposits for 2003, which resulted in more service charges on deposit accounts. Also, our trust income increased by $326,000 to $1.3 million during the year ended December 31, 2003 compared to $987,000 for the same period in 2002, due to continued growth in trust assets. During the year ended December 31, 2003, we had a gain on sale of securities of $666,000 compared to $1.4 million in 2002 due to our ability to realize substantial profits from sales of fixed-rate debt securities as a result of rapid declines in overall interest rates. Mortgage warehouse fees increased by $831,000 to $1.5 million during the year ended December 31, 2003 from $693,000 in the same period in 2002. Also, we had bank owned life insurance (BOLI) income of $1.6 million during the year ended December 31, 2003 compared to $735,000 in 2002. Our BOLI investment originated in August 2002.

      Non-interest expense increased by $13.0 million, or 36.8%, to $48.4 million during the year ended December 31, 2003 compared to $35.4 million during the same period in 2002. This increase is partially due to the incurrence of $6.3 million in penalties related to unwinding repurchase agreements prior to maturity in order to take advantage of historical lows in interest rates, which had decreased on similar repurchase agreements by approximately 1.4% since the time we entered into the original repurchase agreements. Salaries and employee benefits increased by $6.8 million due in part to an increase in total full-time employees from 215 at December 31, 2002 to 305 at December 31, 2003. The increase in salaries and employee benefits also included separation expenses of approximately $250,000 related to the resignation of a senior officer. In addition, we experienced losses related to forged checks of approximately $300,000 during 2003. We have taken steps to attempt to reduce these types of losses in the future. Occupancy expense decreased by $14,000 to $5.0 million during the year ended December 31, 2003 compared to the same period in 2002 primarily related to a decrease in depreciation as many of our fixed assets are becoming fully depreciated. Advertising expense decreased $417,000 to $819,000 during the year ended December 31, 2003 from $1.2 million during the same period in 2002.

Year ended December 31, 2002 compared to year ended December 31, 2001

      We recorded net income of $7.3 million for 2002 compared to $5.8 million for 2001. Diluted income per common share was $0.32 for 2002 and $0.30 for 2001. Returns on average assets and average equity were 0.54% and 6.27%, respectively, for 2002 compared to 0.58% and 6.44%, respectively, for 2001.

      The increase in net income for 2002 was due to an increase in both net interest income and non-interest income partially offset by an increase in non-interest expenses. Net interest income increased by $7.2 million, or 20.5%, to $42.3 million for 2002 compared to $35.1 million for 2001. The increase in net interest income was primarily due to an increase of $319.5 million in average earning assets, offset by a 34 basis point decrease in the net interest margin. Non-interest expense included $1.2 million of IPO expenses recognized as our offering was postponed in October 2002 due to unfavorable market conditions. Excluding the IPO expenses, diluted income per share would have been $0.36. Income per share excluding IPO expenses is a non-GAAP financial measure. Please see the discussion on non-GAAP financial measures beginning on page 21 for an explanation of why we believe this non-GAAP financial measure is useful to management and investors and the table beginning on page 22 for a reconciliation of diluted income per share excluding IPO expenses to diluted income per share, which is the most directly comparable financial measure presented in accordance with GAAP.

      Non-interest income increased by $2.6 million in 2002 to $8.6 million, compared to $6.0 million in 2001. The increase was in part due to an overall increase in deposits for 2002, which resulted in more service charges on deposit accounts. Also, our trust income increased by $161,000, to $987,000 for 2002 compared to $826,000 for 2001, due to continued growth in trust assets. Mortgage warehouse fees increased by $402,000 to $693,000 for 2002 from $291,000 in 2001. Income from bank owned life insurance, or BOLI, policies that we purchased during 2002 totaled $735,000. Gain on sale of securities in 2002 was $1.4 million compared to $1.9 million in 2001.

      Non-interest expense increased by $6.0 million in 2002 to $35.4 million compared to $29.4 million in 2001. The increase was due, in part, to an increase in total full-time employees from 198 at December 31, 2001 to 215 at December 31, 2002. IPO expenses of $1.2 million were recognized as our offering was postponed in October 2002 due to unfavorable market conditions. Advertising expenses increased to $1.2 million in 2002 compared to $278,000 in 2001. 2002 advertising expenses included direct marketing and branding for the traditional banking activities of our bank of $586,000 and for BankDirect of $12,000, as well as American Airlines AAdvantage® minimum mile requirements of $630,000 and co-branded advertising with American Airlines AAdvantage® of $8,000. BankDirect has been a member of American Airlines AAdvantage® travel benefits program since May 2000, offering AAdvantage® awards to AAdvantage® members who open and maintain accounts with BankDirect. We did not purchase any miles in 2001 because the miles that we were contractually required to purchase in 2000 were sufficient to cover our mileage rewards to customers in 2001.

Net Interest Income

      Net interest income was $53.2 million for the year ended December 31, 2003 compared to $42.3 million for the same period of 2002. The increase was primarily due to an increase in average earning assets of $567.6 million for 2003 as compared to 2002, offset by a 42 basis point decrease in net interest margin. The increase in average earning assets from 2002 included a $241.7 million increase in average net loans and a $326.0 million increase in average securities. For the year ended December 31, 2003, average net loans and securities represented 64% and 35%, respectively, of average earning assets compared to 74% and 25%, respectively, in 2002. The decrease in loan percentage reflects management’s decision to tighten lending standards beginning in 2001 and continuing during 2002 pending clearer signs of improvement in the U.S. economy. While we continue to apply prudent lending standards, loan growth in the fourth quarter of 2003 in our core loan portfolio (excluding loans held for sale) totaled $104 million. Our securities percentage has increased as we have continued to use additional securities to increase our earnings and improve our return on equity by taking advantage of market spreads.

      Average interest bearing liabilities increased $502.3 million from the year ended December 31, 2002, which included a $221.8 million increase in interest bearing deposits and a $263.9 million increase in other borrowings. The increase in interest bearing deposits includes the purchase of deposit accounts from Bluebonnet Savings Bank, FSB in August 2003. The increase in average borrowings was primarily related to an increase in federal funds purchased and securities sold under repurchase agreements, and was used to supplement deposits in funding loan growth and securities purchases. The average cost of interest bearing liabilities decreased from 2.57% for the year ended December 31, 2002 to 2.04% in 2003, reflecting the reduction in market interest rates.

      Net interest income was $42.3 million for the year ended December 31, 2002 compared to $35.1 million for the same period of 2001. The increase was primarily due to an increase in average earning assets of $319.5 million for 2002 as compared to 2001 which offset a 34 basis point decrease in interest margin. The increase in average earning assets included a $176.2 million increase in average net loans and a $142.9 increase in average securities. For the year ended December 31, 2002, average net loans and securities represented 74% and 25%, respectively, of average earning assets compared to 80% and 18% in the same period of 2001. The decrease in loan percentage reflected management’s decision to tighten lending standards beginning in 2001 and continuing during 2002 pending clearer signs of improvement in the U.S. economy. Our securities percentage has increased as we have continued to use additional securities to increase our earnings and improve our return on equity by taking advantage of market spreads.

      Average interest bearing liabilities increased $268.0 million in 2002 from the year ended December 31, 2001. The increase included a $120.7 million increase in interest bearing deposits and a $146.2 million increase in other borrowings. The increase in average borrowings was primarily related to an increase in federal funds purchased and securities sold under repurchase agreements, and was used to supplement deposits in funding loan growth and securities purchases. The average cost of interest bearing liabilities decreased from 4.35% for the year ended December 31, 2001 to 2.57% in 2002, reflecting the reduction in market interest rates.

Volume/ Rate Analysis

	Years Ended December 31,

	2003/2002			2002/2001			2001/2000

		Change Due To(1)			Change Due To(1)			Change Due To(1)

	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate

	(In thousands)
Interest income:
Securities	$7,369	$15,831	$(8,462)	$4,724	$8,740	$(4,016)	$(2,848)	$(1,811)	$(1,037)
Loans	8,064	14,581	(6,517)	(4,849)	13,464	(18,313)	18,954	34,432	(15,478)
Federal funds sold	(77)	(10)	(67)	(337)	7	(344)	(1,198)	(846)	(352)
Deposits in other banks	(14)	23	(37)	10	11	(1)	(83)	1	(84)

	15,342	30,425	(15,083)	(452)	22,222	(22,674)	14,825	31,776	(16,951)
Interest expense:
Transaction deposits	(40)	126	(166)	(414)	255	(669)	383	584	(201)
Savings deposits	(431)	1,796	(2,227)	(7,214)	(452)	(6,762)	(2,621)	4,497	(7,118)
Time deposits	179	3,710	(3,531)	(2,908)	6,558	(9,466)	2,294	5,734	(3,439)
Borrowed funds	4,725	7,412	(2,687)	2,893	5,416	(2,523)	2,553	5,218	(2,665)

	4,433	13,044	(8,611)	(7,643)	11,777	(19,420)	2,609	16,033	(13,423)

Net interest income	$10,909	$17,381	$(6,472)	$7,191	$10,445	$(3,254)	$12,216	$15,743	$(3,528)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

      Net interest margin, the ratio of net interest income to average earning assets, decreased from 3.28% in 2002 to 2.86% in 2003. This decrease was due primarily to the falling rate environment in which our balance sheet was asset sensitive, largely due to the concentration of assets in variable rate loans. In addition, a larger portion of our assets was invested in securities, which generally have a lower yield than loans. The cost of interest bearing liabilities decreased by 53 basis points in 2003, primarily due to overall lower market interest rates.

      Net interest margin decreased from 3.62% in 2001 to 3.28% in 2002. This decrease was due primarily to the falling rate environment in which our balance sheet was asset sensitive, largely due to the concentration of assets in variable rate loans. In addition, a larger portion of our assets was invested in securities, which generally have a lower yield than loans.

Consolidated Daily Average Balances, Average Yields and Rates

	Year Ended December 31

	2003			2002			2001

	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

	(In thousands)
Assets
Taxable securities	$644,871	$22,853	3.54%	$318,864	$15,484	4.86%	$175,945	$10,760	6.12%
Federal funds sold	14,283	166	1.16%	14,874	243	1.63%	14,688	580	3.95%
Deposits in other banks	1,026	14	1.36%	558	28	5.02%	351	18	5.13%
Loans held for sale	121,294	6,790	5.60%	51,393	3,578	6.96%	22,794	1,917	8.41%
Loans	1,090,623	55,661	5.10%	915,571	50,809	5.55%	765,085	57,319	7.49%
Less reserve for loan losses	16,512	—	—	13,226	—	—	10,335	—	—

Loans, net	1,195,405	62,451	5.22%	953,738	54,387	5.70%	777,544	59,236	7.62%

Total earning assets	1,855,585	85,484	4.61%	1,288,034	70,142	5.45%	968,528	70,594	7.29%
Cash and other assets	134,644			77,688			47,789

Total assets	$1,990,229			$1,365,722			$1,016,317

Liabilities and Stockholders’ Equity

Transaction deposits	$65,521	$451	.69%	$52,155	$491	0.94%	$40,673	$905	2.23%
Savings deposits	443,098	6,240	1.41%	349,128	6,671	1.91%	360,865	13,885	3.85%
Time deposits	548,160	14,240	2.60%	433,731	14,061	3.24%	312,826	16,969	5.42%

Total interest bearing deposits	1,056,779	20,931	1.98%	835,014	21,223	2.54%	714,364	31,759	4.45%
Other borrowings	512,933	10,493	2.05%	249,000	6,608	2.65%	102,840	3,780	3.68%
Long-term debt	17,824	905	5.08%	1,178	65	5.52%	—	—	—

Total interest bearing liabilities	1,587,536	32,329	2.04%	1,085,192	27,896	2.57%	817,204	35,539	4.35%
Demand deposits	249,782			155,298			99,471
Other liabilities	10,467			8,138			8,878
Stockholders’ equity	142,444			117,094			90,764

Total liabilities and stockholders’ equity	$1,990,229			$1,365,722			$1,016,317

Net interest income		$53,155			$42,246			$35,055
Net interest income to earning assets (net interest margin)			2.86%			3.28%			3.62%
Net interest spread			2.57%			2.88%			2.94%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

Non-Interest Income

	Year Ended December 31

	2003	2002	2001

	(In thousands)
Service charges on deposit accounts	$3,446	$2,772	$1,857
Trust fee income	1,313	987	826
Gains on sale of securities, net	666	1,375	1,902
Cash processing fees	973	993	—
Bank owned life insurance (BOLI) income	1,619	735	—
Mortgage warehouse fees	1,524	693	291
Other	1,351	1,070	1,107

Total non-interest income	$10,892	$8,625	$5,983

      Non-interest income increased $2.3 million, or 26.3%, in the year ended December 31, 2003 as compared to 2002. Service charges on deposit accounts increased $674,000 for the year ended December 31, 2003 as compared to 2002. The increase was due to the significant increase in non-interest deposits, which resulted in a higher volume of transactions. Trust fee income increased $326,000 due to continued growth of trust assets during 2003. Cash processing fees totaled $973,000 for the year ended December 31, 2003 which is comparable to the 2002 fees. These fees were related to a special project that occurred during the first quarter of 2003. Mortgage warehouse fees increased by $831,000 to $1.5 million during the year ended December 31, 2003 from $693,000 in 2002 as a result of favorable mortgage rates and growth in our customer base. BOLI income totaled $1.6 million during 2003 compared to $735,000 in 2002. Our BOLI investment originated in August 2002. The current policy provides life insurance for 25 executives, naming us as beneficiary.

      Non-interest income increased $2.6 million, or 44.2%, in the year ended December 31, 2002 as compared to 2001. Service charges on deposit accounts increased $915,000 for the year ended December 31, 2002 as compared to 2001. This increase was due to the significant increase in deposits, which resulted in a higher volume of transactions. Trust fee income increased $161,000 due to continued growth of trust assets during 2002. Cash processing fees totaled $993,000 for the year ended December 31, 2002. These fees were related to a special project that occurred during the first quarter of 2002. Mortgage warehouse fees increased by $402,000, to $693,000 for 2002 from $291,000 in 2001. Income from bank owned life insurance, or BOLI, policies that we purchased in 2002 totaled $735,000.

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

Non-Interest Expense

	Year Ended December 31

	2003	2002	2001

	(In thousands)
Salaries and employee benefits	$23,604	$16,757	$15,033
Net occupancy expense	4,987	5,001	4,795
Advertising and affinity payments	819	1,236	278
Legal and professional	2,867	3,038	1,898
Communications and data processing	3,042	2,839	2,930
Franchise taxes	124	108	120
Repurchase agreement penalties	6,262	—	—
IPO expenses	—	1,190	—
Other(1)	6,675	5,201	4,378

Total non-interest expense	$48,380	$35,370	$29,432

(1)	Other expense includes such items as courier expenses, regulatory assessments, business development expenses, due from bank charges, and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

      Non-interest expense for the year ended December 31, 2003 increased $13.0 million, or 36.8%, compared to the same period of 2002. This increase included $6.3 million in penalties related to our restructuring of the maturities and pricing of our repurchase agreements in June 2003 in order to take advantage of historical lows in interest rates, which had deceased on similar repurchase agreements by approximately 1.4% since the time we entered into the original repurchase agreements. We unwound approximately $139 million in repurchase agreements prior to their maturities and entered into new repurchase agreements with respect to a significant portion of that amount, with the remainder replaced with overnight funds. A significant portion of these overnight funds were replaced with deposits when we completed our acquisition of the outstanding deposit accounts of Bluebonnet Savings Bank FSB in August 2003. Salaries and employee benefits increased by $6.8 million or 40.9%. Total full time employees increased from 215 at December 31, 2002 to 305 at December 31, 2003. Also included in salaries and benefits for the year ended December 31, 2003, is $250,000 in separation costs related to the resignation of a senior officer. In addition, we experienced fraud losses related to check theft of approximately $300,000 during 2003. We have taken steps to attempt to reduce these types of fraud losses in the future.

      Advertising expense for the year ended December 31, 2003 decreased $417,000, or 33.7%, compared to 2002. Advertising expense for the year ended December 31, 2003 included $102,000 of direct marketing and branding and $717,000 for the purchase of miles related to the American Airlines AAdvantage® program compared to direct marketing and branding of $606,000 and $630,000 for the purchase of American Airlines miles during 2002. Our direct marketing may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets. Legal and professional expenses decreased $171,000 or 5.6%, mainly related to legal expenses incurred with our non-performing loans and leases. Communications and data processing expense for the year ended December 31, 2003 increased $203,000, or 7.2%, due to growth in our loan and deposit base and increased staff.

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

      Advertising expense for the year ended December 31, 2002 increased $958,000, or 344.6%, compared to 2001. Advertising expense for the year ended December 31, 2002 included $586,000 of direct marketing and branding, including print ads for the traditional bank and $12,000 for BankDirect, $630,000 for the purchase of miles related to the American Airlines AAdvantage® program and $8,000 of co-branded advertising with American Airlines. We did not purchase any miles in 2001 because the miles that we were contractually required to purchase in 2000 were sufficient to cover our mileage rewards to customers for 2001. Since 2002, we purchased miles as we utilized them. Legal and professional expenses increased $1.1 million or 60.1%, mainly related to legal expenses incurred with our non-performing loans and leases. Communications and data processing expense for the year ended December 31, 2002 decreased $91,000, or 3.1%, due to some increased efficiencies in our communications costs. IPO expenses of $1.2 million were recognized as our offering was postponed in October 2002 due to unfavorable market conditions.

Income Taxes

      We had a gross deferred tax asset of $8.4 million at December 31, 2003. In 2003, as a result of our reassessment of our ability to generate sufficient earnings to allow the utilization of our deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized. Accordingly in compliance with Statement of Financial Accounting Standards No. 109, we reversed the valuation allowance and certain related tax reserves during the year.

      At December 31, 2002, we had a net deferred tax asset of $2.2 million and a valuation allowance of $5.4 million. In assessing the need for a valuation allowance at December 31, 2002, we did not assume future taxable income would be generated due to our limited operating history and uncertainty regarding the timing of certain future deductions. The effective tax rate in 2002 reflected the use of certain net operating loss carryforwards from prior years.

      No tax was provided in 2001 due to tax losses which were generated and used during those years. Deferred tax assets at December 31, 2001 were fully offset by a valuation allowance.

Lines of Business

      During prior reporting periods, we operated two principal lines of business under the Bank: the traditional bank and BankDirect, an internet only bank. During the third quarter of 2003, a new chief financial officer joined the Company. In connection with the addition to executive management and the assignment of responsibility for BankDirect to the new executive, we re-evaluated our reportable segments and determined that BankDirect should not be reported as a separate line of business. Historically, while BankDirect has always been a division of the Bank, not a separate legal entity, the business strategy and operating results of BankDirect were previously reviewed by us as a business segment in assessing the performance and making decisions about financial, marketing and staffing resource allocations to BankDirect. Over the past two years, BankDirect has evolved primarily into an internet-based funding and services channel for the Bank and become less significant to our overall business and funding strategies of the Company. The deposit products and other services offered by BankDirect are substantially identical to those offered to other Bank customers. Accordingly, BankDirect is now evaluated by management in a manner similar to other funding sources and services of the Bank, rather than a clearly distinct business segment. Based on the foregoing, we have concluded that we currently have only one principal line of business that would be reportable as a segment: the Bank.

Consolidated Interim Financial Information

	2003 Selected Quarterly Financial Data

	Fourth	Third	Second	First

	(In thousands except per share data)
	(Unaudited)
Interest income	$22,998	$20,977	$21,363	$20,146
Interest expense	7,600	7,626	8,699	8,404

Net interest income	15,398	13,351	12,664	11,742
Provision for loan losses	700	475	1,600	1,250

Net interest income after provision for loan losses	14,698	12,876	11,064	10,492
Non-interest income	2,255	2,512	2,473	2,986
Securities gains, net	(20)	—	345	341
Non-interest expense	11,618	10,483	16,901	9,378

Income (loss) before income taxes	5,315	4,905	(3,019)	4,441
Income tax expense (benefit)	1,701	1,573	(6,876)	1,410

Net income	3,614	3,332	3,857	3,031
Preferred stock dividends	—	(149)	(276)	(274)

Income available to common stockholders	$3,614	$3,183	$3,581	$2,757

Earnings per share:
Basic	$.14	$.15	$.19	$.14

Diluted	$.14	$.14	$.18	$.14

Average shares:
Basic	24,931,000	21,925,000	19,211,000	19,194,000

Diluted	25,808,000	23,671,000	21,509,000	21,433,000

	2002 Selected Quarterly Financial Data

	Fourth	Third	Second	First

	(In thousands except per share data)
	(Unaudited)
Interest income	$20,067	$18,062	$16,533	$15,480
Interest expense	8,303	7,188	6,319	6,086

Net interest income	11,764	10,874	10,214	9,394
Provision for loan losses	1,270	2,380	808	1,171

Net interest income after provision for loan losses	10,494	8,494	9,406	8,223
Non-interest income	2,106	1,488	1,460	2,196
Securities gains, net	—	1,375	—	—
Non-interest expense	10,027	8,563	8,439	8,341

Income before income taxes	2,573	2,794	2,427	2,078
Income tax expense	701	700	608	520

Net income	1,872	2,094	1,819	1,558
Preferred stock dividends	(280)	(280)	(276)	(261)

Income available to common stockholders	$1,592	$1,814	$1,543	$1,297

Earnings per share:
Basic	$.08	$.09	$.08	$.07

Diluted	$.08	$.09	$.08	$.07

Average shares:
Basic	19,160,000	19,149,000	19,133,000	19,054,000

Diluted	19,352,000	19,723,000	19,336,000	19,257,000

Analysis of Financial Condition

      Loan Portfolio. Our loan portfolio has grown at an annual rate of 44%, 24% and 17% in 2001, 2002 and 2003, respectively, reflecting the build-up of our lending operations. Our business plan focuses primarily on lending to middle market businesses and high net worth individuals, and accordingly, commercial and real estate loans have comprised a majority of our loan portfolio since we commenced operations, increasing from 48.4% of total loans at December 31, 1998 to 72.1% of total loans at December 31, 2003. Construction loans have decreased from 41.1% of the portfolio at December 31, 1998 to 19.5% of the portfolio at December 31, 2003. Consumer loans have decreased from 10.5% of the portfolio at December 31, 1998 to 1.3% of the portfolio at December 31, 2003. Loans held for sale, which are principally residential mortgage loans being warehoused for sale (typically within 30 days), fluctuate based on the level of market demand in the product.

      We originate substantially all of the loans held in our portfolio, except in certain instances we have purchased individual leases and lease pools (primarily commercial and industrial equipment and vehicles), as well as select loan participations and USDA government guaranteed loans.

      The following summarizes our loan portfolios by major category as of the dates indicated:

	December 31

	2003	2002	2001	2000	1999

	(In thousands)
Commercial	$608,542	$509,505	$402,302	$325,774	$152,749
Construction	256,134	172,451	180,115	83,931	11,565
Real estate	339,069	282,703	218,192	164,873	51,779
Consumer	16,564	24,195	25,054	36,092	10,865
Leases	13,152	17,546	34,552	17,093	642
Loans held for sale	80,780	116,106	43,764	1,346	—

Total	$1,314,241	$1,122,506	$903,979	$629,109	$227,600

      We continue to lend primarily in Texas. As of December 31, 2003, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. Within the loan portfolio, loans to the services industry were $475.5 million, or 36.2%, of total loans at December 31, 2003. Other notable concentrations include $177.2 million in personal/household loans (which includes loans to certain high net worth individuals for commercial purposes and mortgage loans held for sale, in addition to consumer loans), $170.0 million to the contracting industry and $168.1 million in petrochemical and mining loans. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

Loan Maturity and Interest Rate Sensitivity on December 31, 2003

	Remaining Maturities of Selected Loans

	Total	Within 1 Year	1-5 Years	After 5 Years

	(In thousands)
Loan maturity:
Commercial	$608,542	$307,286	$239,754	$61,502
Construction	256,134	129,923	112,246	13,965

Total	$864,676	$437,209	$352,000	$75,467

Interest rate sensitivity for selected loans with:
Predetermined interest rates	$41,985	$8,878	$20,674	$12,433
Floating or adjustable interest rates	822,691	428,331	331,326	63,034

Total	$864,676	$437,209	$352,000	$75,467

Summary of Loan Loss Experience

      The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $4.0 million for the year ended December 31, 2003, $5.6 million for 2002 and $5.8 million for 2001. These provisions were made to reflect management’s assessment of the risk of loan losses specifically including the significant growth in outstanding loans during each of these periods.

      The reserve for loan losses is comprised of specific reserves for impaired loans and an estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specific loans. We regularly evaluate our reserve for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Factors contributing to the determination of specific reserves include the credit worthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. All loans rated doubtful and all commitments rated substandard that are at least $1,000,000 are specifically reviewed for impairment as appropriate. A reserve is recorded on impaired loans when the carrying amount of the loan exceeds the discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. We consider all loans graded substandard or worse to be potential problem loans. As of December 31, 2003, there were $13.4 million in loans rated substandard or worse that are not included as non-accrual or 90 days past due and still accruing. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans greater than $50,000. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate that portion of the required reserve assigned to unfunded loan commitments.

      The reserve allocation percentages assigned to each credit grade have been developed based on an analysis of industry conditions and historical loss rates at our bank and at selected peer banks, adjusted for certain qualitative factors, and on our management’s experience. Qualitative adjustments for such things as national and local economic conditions, market interest rates, changes in credit policies and lending standards, and changes in the trend and severity of problem loans, can cause the estimation of future losses to differ from past experience. The unallocated portion of the general reserve, which takes into account industry comparable reserve ratios, serves to compensate for additional areas of uncertainty. In addition, the reserve considers the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio.

      The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and anticipated future credit losses. The changes are reflected in both the general reserve and in specific reserves as the collectibility of larger classified loans is regularly recalculated with new information. As our portfolio matures, historical loss ratios are being closely monitored. Eventually, our reserve adequacy analysis will rely more on our loss history and less on the experience of peer banks. Currently, the review of reserve adequacy is performed by executive management and presented to our board of directors for their review, consideration and ratification on a quarterly basis.

      The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $17.7 million at December 31, 2003, $14.5 million at December 31, 2002 and $12.6 million at December 31, 2001. This represents 1.35%, 1.30% and 1.39% of total loans at December 31, 2003, 2002 and 2001, respectively.

      The table below presents a summary of our loan loss experience for the past five years.

Summary of Loan Loss Experience

	Year Ended December 31

	2003		2002		2001		2000	1999

	(In thousands, except percentage and multiple data)
Beginning balance	$14,538		$12,598		$8,910		$2,775	$100
Loans charged-off:
Commercial	50		2,096		1,418		—	—
Real estate	402		—		—		—	—
Consumer	5		11		—		—	12
Leases	618		1,740		656		—	—

Total	1,075		3,847		2,074		—	12
Recoveries:
Commercial	78		42		—		—	—
Leases	161		116		—		—	—

	239		158		—		—	—

Net charge-offs	836		3,689		2,074		—	12
Provision for loan losses	4,025		5,629		5,762		6,135	2,687

Ending balance	$17,727		$14,538		$12,598		$8,910	$2,775

Allowance for loan losses to loans outstanding at year-end	1.35%		1.30%		1.39%		1.42%	1.22%
Net charge-offs to average loans	.07		.38		.26		—	.01
Provision for loan losses to average loans	.33		.58		.73		1.44	2.73
Recoveries to gross charge-offs	22.23		4.11		—		—	—
Reserve as a multiple of net charge-offs	21.2	x	3.9	x	6.1	x	—	231.3	x
Non-performing and renegotiated loans:
Loans past due (90 days)	$7		$135		$384		$—	$—
Non-accrual(1)	10,217		2,776		6,032		—	—
Renegotiated	—		—		5,013		—	—

Total	$10,224		$2,911		$11,429		$—	$—

Allowance as a percent of non-performing and renegotiated loans	173.39%		499.42%		110.23%		—	—

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $154,000 and $771,000 for the years ended December 31, 2003 and 2002, respectively.

Loan Loss Reserve Allocation

	December 31

	2003		2002		2001		2000		1999

		% of		% of		% of		% of		% of
	Reserve	Loans	Reserve	Loans	Reserve	Loans	Reserve	Loans	Reserve	Loans

	(In thousands, except percentage data)
Loan category:
Commercial	$6,376	46%	$4,818	45%	$7,549	45%	$3,136	52%	$1,428	67%
Construction	2,608	20	2,008	15	1,004	20	498	13	174	5
Real estate	2,113	32	3,193	36	1,738	29	2,250	26	499	23
Consumer	93	1	114	2	116	2	144	6	187	5
Leases	932	1	706	2	623	4	384	3	—	—
Unallocated	5,605	—	3,699	—	1,568	—	2,498	—	487	—

Total	$17,727	100%	$14,538	100%	$12,598	100%	$8,910	100%	$2,775	100%

Non-Performing Assets

      Non-performing assets include non-accrual loans and leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. The table below summarizes our non-accrual loans by type:

	Year Ended December 31

	2003	2002	2001

	(In thousands)
Non-accrual loans:
Commercial	$4,124	$641	$5,767
Construction	3,986	—	—
Real estate	951	1,367	—
Consumer	105	26	—
Leases	1,051	742	265

Total non-accrual loans	$10,217	$2,776	$6,032

Reserves	$2,252	$832	$1,213

      The increase in non-accrual loans from December 31, 2002 to December 31, 2003 included a $3.5 million loan relationship that was restructured in 2001. Although the loan continues to pay as agreed, it has been returned to non-accrual status due to weaker financial results of the borrower. Additionally, a $3.9 million loan relationship, where payment default is not anticipated in the near future, was placed on non-accrual due to uncertain future cash flow capacity of the borrower. At December 31, 2003, 2002 and 2001, we had $7,000, $135,000 and $384,000, respectively, in accruing loans past due 90 days or more. We had one loan relationship in the amount of $5,013,000 that was restructured and returned to accrual status during 2001 as mentioned above. The restructuring included a charge-off and a principal reduction from the borrower. Interest income recorded on impaired loans during the years ended December 31, 2003 and 2002 was approximately $131,000 and $64,000, respectively. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2003 and 2002 totaled $154,000 and $771,000, respectively. At December 31, 2003 and 2002, we had $64,000 and $181,000, respectively, in other repossessed assets.

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

Securities Portfolio

      Securities are identified as either held-to-maturity or available-for-sale based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. Held-to-maturity securities are carried at cost, adjusted for amortization of premiums or accretion of discounts. Available-for-sale securities are securities that may be sold prior to maturity based upon asset/liability management decisions. Securities identified as available-for-sale are carried at fair value. Unrealized gains or losses on available-for-sale securities are recorded as accumulated other comprehensive income in stockholders’ equity. Amortization of premiums or accretion of discounts on mortgage-backed securities is periodically adjusted for estimated prepayments.

      During the year ended December 31, 2003, we maintained an average securities portfolio of $644.9 million compared to an average portfolio of $318.9 million for the same period in 2002. We used additional securities in 2003 to increase our earnings by taking advantage of market spreads between returns on assets and the cost of funding these assets. The December 31, 2003 portfolio was primarily comprised of mortgage-backed securities. The mortgage-backed securities in our portfolio at December 31, 2003 primarily consisted of government agency mortgage-backed securities.

      Our unrealized gain on the securities portfolio value decreased from a gain of $10.0 million, which represented 1.8% of the amortized cost, at December 31, 2002, to a gain of $5.0 million, which represented .65% of the amortized cost, at December 31, 2003.

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

      The average expected life of the mortgage-backed securities was 3.9 years at December 31, 2003 and 2.4 years at December 31, 2002. The effect of possible changes in interest rates on our earnings and equity is discussed under “Interest Rate Risk Management.”

      The following presents the amortized cost and fair values of the securities portfolio at December 31, 2003, 2002 and 2001.

	At December 31

	2003		2002		2001

	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Available-for-sale:
U.S. Treasuries	$1,798	$1,798	$3,291	$3,291	$1,298	$1,297
Mortgage-backed securities	698,093	702,532	530,271	540,280	199,060	198,571
Corporate securities	46,635	47,352	—	—	—	—
Municipals	11,449	11,372	—	—	—	—
Equity securities(1)	12,336	12,284	9,590	9,598	6,514	6,497

Total available-for-sale securities	$770,311	$775,338	$543,152	$553,169	$206,872	$206,365

(1)	Equity securities consist of Federal Reserve Bank stock, Federal Home Loan Bank stock, and Community Reinvestment Act funds.

      The amortized cost and estimated fair value of securities are presented below by contractual maturity:

	At December 31, 2003

		After One	After Five
	Less Than	Through	Through	After Ten
	One Year	Five Years	Ten Years	Years	Total

	(In thousands, except percentage data)
Available-for-sale:
U.S. Treasuries:
Amortized cost	$1,798	$—	$—	$—	$1,798
Estimated fair value	$1,798	$—	$—	$—	$1,798
Weighted average yield	.793%	—	—	—	.793%
Mortgage-backed securities:(1)
Amortized cost	—	537	170,321	527,235	698,093
Estimated fair value	—	549	170,260	531,723	702,532
Weighted average yield	—	5.852%	3.958%	4.435%	4.320%
Corporate securities:
Amortized cost	—	41,639	4,996	—	46,635
Estimated fair value	—	42,127	5,225	—	47,352
Weighted average yield	—	3.667%	7.385%	—	4.077%
Municipals:
Amortized cost	—	1,645	9,260	544	11,449
Estimated fair value	—	1,645	9,186	541	11,372
Weighted average yield	—	3.613%	4.359%	5.275%	4.295%
Equity securities:
Amortized cost	12,336	—	—	—	12,336
Estimated fair value	12,284	—	—	—	12,284

Total available-for-sale securities:
Amortized cost					$770,311

Estimated fair value					$775,338

(1)	Actual maturities may differ significantly from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The average expected life of the mortgage-backed securities was 3.9 years at December 31, 2003.

      The following table discloses, as of December 31, 2003, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

U.S. Treasuries	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	252,829	(2,355)	—	—	252,829	(2,355)
Corporate securities	5,038	(9)	—	—	5,038	(9)
Municipals	6,583	(103)	—	—	6,583	(103)
Equity securities	506	(1)	1,449	(51)	1,955	(52)

	$264,956	$(2,468)	$1,449	$(51)	$266,405	$(2,519)

      We believe the investment securities in the table above are within ranges customary for the banking industry. The number of investment positions in this unrealized loss position totals 30. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value; (2) it is not probable that we will be unable to collect the amounts contractually due; and (3) no decision to dispose of the investments were made prior to the balance sheet date. The unrealized losses noted are interest rate related due to rising rates at December 31, 2003 in relation to previous rates in mid-2003. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

Deposits

      We compete for deposits by offering a broad range of products and services to our customers. While this includes offering competitive interest rates and fees, the primary means of competing for deposits is convenience and service to our customers. However, our strategy to provide service and convenience to customers does not include a large branch network. Our bank offers nine banking centers, courier services, and online banking. BankDirect, the Internet division of our bank, serves its customers on a 24 hours-a-day/7 days-a-week basis solely through Internet banking.

      Average deposits for the year ended December 31, 2003 increased $316.2 million compared to the same period of 2002. Average demand deposits, interest bearing transaction accounts, savings, and time deposits increased by $94.5 million, $13.4 million, $94.0 million, and $114.4 million, respectively, during the year ended December 31, 2003 as compared to the same period of 2002. The average cost of deposits decreased in 2003 mainly due to lower market interest rates.

      Average deposits for the year ended December 31, 2002 increased $176.5 million compared to the same period of 2001. Average demand deposits, interest bearing transaction accounts, and time deposits increased by $55.8 million, $11.5 million, and $120.9 million, respectively, during the year ended December 31, 2002 as compared to the same period of 2001. Savings accounts decreased by $11.7 million. The average cost of deposits decreased in 2002 due to lower market interest rates.

Deposit Analysis

	Average Balances

	2003	2002	2001

	(In thousands)
Non-interest bearing	$249,782	$155,298	$99,471
Interest bearing transaction	65,521	52,155	40,673
Savings	443,098	349,128	360,865
Time deposits	548,160	433,731	312,826

Total average deposits	$1,306,561	$990,312	$813,835

      As with our loan portfolio, most of our deposits are from businesses and individuals in Texas, particularly the Dallas metropolitan area. As of December 31, 2003, approximately 82% of our deposits originated out of our Dallas banking centers. Uninsured deposits at December 31, 2003 were 60% of total deposits, compared to 57% of total deposits at December 31, 2002 and 47% of total deposits at December 31, 2001. Uninsured deposits as used in this presentation for 2001 was based on a simple analysis of account balances over and under $100,000 and does not reflect combined ownership and other account styling that would determine insurance based on FDIC regulations. The presentation for 2003 and 2002 does reflect combined ownership, but does not reflect all of the account styling that would determine insurance based on FDIC regulations.

      At December 31, 2003, approximately 9% of our total deposits were comprised of a number of short-term maturity deposits from a single municipal entity. We use these funds to increase our net interest income from excess securities that we pledge as collateral for these deposits.

      At December 31, 2003, we had $48.5 million in interest bearing time deposits of $100,000 or more in foreign branches related to our Cayman Branch.

Maturity of Domestic CDs and Other Time Deposits in Amounts of $100,000 or More

	December 31

	2003	2002	2001

	(In thousands)
Months to maturity:
3 or less	$214,778	$174,518	$143,264
Over 3 through 6	37,890	47,041	20,854
Over 6 through 12	53,678	28,905	29,491
Over 12	104,866	174,715	32,486

Total	$411,212	$425,179	$226,095

Liquidity and Capital Resources

      In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our bank’s balance sheet committee, and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the years ended December 31, 2002 and 2003, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank).

      Since early 2001, our liquidity needs have primarily been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding as possible from deposits of these customers, which as of December 31, 2003, comprised $1,310.1 million, or 90.7%, of total deposits, compared to $1,016.5 million, or 85.0%, of total deposits, at December 31, 2002. These traditional deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect.

      In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. As of December 31, 2003, brokered retail CDs comprised $134.9 million, or 9.3%, of total deposits. Our dependence on retail brokered CDs is limited by our internal funding guidelines, which as of December 31, 2003, limited borrowing from these sources to 10-20% of total deposits.

      Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships and from our upstream correspondent bank relationships (which consist of banks that are considered to be larger than our bank), securities sold under repurchase agreements, treasury, tax and loan notes, and advances from the Federal Home Loan Bank, or FHLB. As of December 31, 2003, our borrowings consisted of a total of $422.3 million of securities sold under repurchase agreements, $79.0 million of downstream federal funds purchased, $10.0 million from customer repurchase agreements, $30.0 million of FHLB borrowings and $4.5 million of treasury, tax and loan notes. Credit availability from the FHLB is based on our bank’s financial and operating condition and borrowing collateral we hold with the FHLB. At December 31, 2003, borrowings from the FHLB consisted of approximately $30.0 million of overnight advances bearing interest at 1.05%. Our unused FHLB borrowing capacity at December 31, 2003 was approximately $270.0 million. As of December 31, 2003, none of our borrowings consisted of upstream federal funds purchased, although we had unused upstream federal fund lines available from commercial banks of approximately $72.6 million. During the year ended December 31, 2003, our average borrowings from these sources were 25.8% of average assets, which is well within our internal funding guidelines, which limit our dependence on borrowing sources to 25-30% of total assets. Excess funding capacity is monitored and maintained at a level in excess of 25% of total assets at all times. The maximum amount of borrowed funds outstanding at any month-end during the year ended December 31, 2003 was $546.3 million, or 26.8% of total assets.

      On November 19, 2002, Texas Capital Bancshares Statutory Trust I issued $10,000,000 of its Floating Rate Capital Securities Cumulative Trust Preferred Securities (the 2002 Trust Preferred) in a private offering. On April 10, 2003, Texas Capital Statutory Trust II issued $10,000,000 of its Floating Rate Capital Securities Cumulative Trust Preferred Securities (the 2003 Trust Preferred) in a private offering. Proceeds of the 2002 Trust Preferred and the 2003 Trust Preferred were invested in a related series of our Floating Rate Junior Subordinated Deferrable Interest Securities (the Subordinated Debentures). After deducting underwriter’s compensation and other expenses of the offerings, the net proceeds were available to us to increase capital and for general corporate purposes, including use in investment and lending activities.

      The interest rate on the Subordinated Debentures issued in connection with the 2002 Trust Preferred adjusts every three months and is currently 4.5125%. The interest rate on the Subordinated Debentures issued in connection with the 2003 Trust Preferred adjusts every three months and is currently 4.4125%. Interest payments on the Subordinated Debentures are deductible for federal income tax purposes. The payment by us of the principal and interest on the Subordinated Debentures is subordinated and junior in light of payment to the prior payment in full of all of our senior indebtedness, whether outstanding at this time or incurred in the future.

      The 2002 Trust Preferred and related Subordinated Debentures mature in November 2032 and the 2003 Trust Preferred and related Subordinated Debentures mature in April 2033. The 2002 Trust Preferred, the 2003 Trust Preferred and the related Subordinated Debentures also may be redeemed prior to maturity if certain events occur.

      On August 18, 2003, we completed an initial public offering of 3,376,533 shares of our common stock resulting in proceeds of $33.9 million after deducting underwriting fees and expenses, all of which is intended for general corporate and working capital purposes. A portion of the proceeds was also used for the opening of our Houston banking center in September 2003. We may also use a portion of the proceeds for acquisitions or the opening of other select banking locations. However, we have no present intentions or definitive plans relating to any specific acquisitions or openings of any other banking locations.

      The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

			After One	After Three
	Note	Within One	But Within	But Within	After Five
	Reference	Year	Three Years	Five Years	Years	Total

	(In thousands)
Deposits without a stated maturity(a)	6	$868,623	$—	$—	$—	$868,623
Time deposits(a)	6	429,295	134,952	12,160	—	576,407
Federal funds purchased	7	78,961	—	—	—	78,961
Securities sold under repurchase agreements(a)	7	235,491	175,600	11,200	—	422,291
Customer repurchase agreements(a)	7	9,964	—	—	—	9,964
Treasury, tax and loan notes(a)	7	4,538	—	—	—	4,538
FHLB borrowings(a)	7	30,000	—	—	—	30,000
Operating lease obligations	16	3,160	6,449	6,268	4,843	20,720
Long-term debt(a)	7, 8	—	—	—	20,620	20,620

Total contractual obligations		$1,660,032	$317,001	$29,628	$25,463	$2,032,124

(a)	Excludes interest.

      The contractual amount of our financial instruments with off-balance sheet risk expiring by period at December 31, 2003 is presented below:

		After One	After Three
	Within One	But Within	But Within	After Five
	Year	Three Years	Five Years	Years	Total

	(In thousands)
Commitments to extend credit	$279,753	$110,114	$22,675	$8,097	$420,639
Standby letters of credit	16,585	2,216	—	—	18,801

Total financial instruments with off-balance sheet risk	$296,338	$112,330	$22,675	$8,097	$439,440

      Due to the nature of our unfunded loan commitments, including unfunded lines of credit, the amounts presented in the table above do not necessarily represent amounts that we anticipate funding in the periods presented above.

      Our equity capital averaged $142.4 million for the year ended December 31, 2003 as compared to $117.1 million in 2002 and $90.8 million in 2001. These increases reflect the $33.9 million in net proceeds from issuance of new shares in the initial public offering of the Company’s common stock and our retention of net earnings during these periods. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the future.

      Our actual and minimum required capital amounts and actual ratios are as follows:

	Regulatory Capital Adequacy

	December 31, 2003		December 31, 2002		December 31, 2001

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In thousands, except percentage data)
Total capital (to risk-weighted assets):
Company
Actual	$204,352	13.14%	$141,688	11.32%	$117,921	11.73%
Minimum required	124,385	8.00%	100,160	8.00%	80,431	8.00%
Excess above minimum	79,967	5.14%	41,528	3.32%	37,490	3.73%
Bank
Actual	$169,466	10.91%	$128,696	10.29%	$114,551	11.39%
To be well-capitalized	155,297	10.00%	125,111	10.00%	100,538	10.00%
Minimum required	124,237	8.00%	100,089	8.00%	80,430	8.00%
Excess above well-capitalized	14,169	.91%	3,585	.29%	14,013	1.39%
Excess above minimum	45,229	2.91%	28,607	2.29%	34,121	3.39%
Tier 1 capital (to risk-weighted assets):
Company
Actual	$186,625	12.00%	$127,146	10.16%	$105,353	10.48%
Minimum required	62,193	4.00%	50,080	4.00%	40,216	4.00%
Excess above minimum	124,432	8.00%	77,066	6.16%	65,137	6.48%
Bank
Actual	$151,739	9.77%	$114,154	9.12%	$101,983	10.14%
To be well-capitalized	93,178	6.00%	75,066	6.00%	60,323	6.00%
Minimum required	62,119	4.00%	50,044	4.00%	40,215	4.00%
Excess above well-capitalized	58,561	3.77%	39,088	3.12%	41,660	4.14%
Excess above minimum	89,620	5.77%	64,110	5.12%	61,768	6.14%
Tier 1 capital (to average assets):
Company
Actual	$186,625	8.82%	$127,146	7.66%	$105,353	9.46%
Minimum required	84,681	4.00%	66,400	4.00%	44,545	4.00%
Excess above minimum	101,944	4.82%	60,746	3.66%	60,808	5.46%
Bank
Actual	$151,739	7.17%	$114,154	6.88%	$101,983	9.16%
To be well-capitalized	105,759	5.00%	82,949	5.00%	55,681	5.00%
Minimum required	84,607	4.00%	66,359	4.00%	44,544	4.00%
Excess above well-capitalized	45,980	2.17%	31,205	1.88%	46,302	4.16%
Excess above minimum	67,132	3.17%	47,795	2.88%	57,439	5.16%

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

      We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 to the consolidated financial statements. Not all these significant accounting policies require management to make difficult, subjective, or complex judgments. However, the policies noted below could be deemed to meet the SEC’s definition of critical accounting policies.

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

      Management considers the policies related to income taxes to be critical to the financial statement presentation. We utilize the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon the difference between the values of the assets and liabilities as reflected in the financial statements and their related tax basis using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. As changes in tax law or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation reserve is provided against deferred tax assets unless it is more likely than not that such deferred tax assets will be realized.

      We had a gross deferred tax asset of $8.4 million at December 31, 2003. In the prior year, the Company had not assumed future taxable income in assessing the recoverability of deferred tax assets due to uncertainty surrounding current economic conditions and the fact that the Company had a limited operating history and was in an accumulated deficit position for the most recent three years. During the year ended December 31, 2003, the Company earned sufficient income to fully offset the three year deficit position. In addition, by prepaying higher fixed rate borrowings, the Company has improved earning potential for the foreseeable future. As a result, the Company believes it is appropriate to assume future taxable income in assessing the recoverability of its deferred tax asset. Based on that consideration, the Company believes it is more likely than not that the deferred tax asset will be recoverable. In accordance with paragraph 26 of Statement 109, we have reversed the beginning of the period balance of the valuation allowance in current period earnings based on the change in circumstances related to the realizability of our deferred tax asset.

New Accounting Standards

      The Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

      We have tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002 and annual assessments as of October 2002 and 2003, and in each case, no impairment was noted.

      For comparative purposes, the prior period results shown below have been adjusted to reflect the impact the change in accounting would have had if it had been adopted for the periods shown.

	December 31

	2003	2002	2001

	(In thousands except
	per share data)
Net income:
As reported	$13,834	$7,343	$5,844
Amortization expense	—	—	125

Net income without amortization expense	$13,834	$7,343	$5,969

Basic income per share:
As reported	$.62	$.33	$.31
Excluding amortization expense	.62	.33	.31
Diluted income per share:
As reported	$.60	$.32	$.30
Excluding amortization expense	.60	.32	.31

      Financial Accounting Standards Board Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in our financial statements in 2002. Implementation of the remaining provisions of FIN 45 during 2003 did not have a significant impact on our financial statements.

      FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIE’s were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise required to be adopted no later than the first interim or annual reporting period beginning after December 15, 2003 for all VIE’s that existed as of the issuance date. On December 24, 2003, the FASB issued a revision of FIN 46 (Revised FIN 46). Revised FIN 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions (FSPs) and supercedes the original FIN 46 to include: (1) deferring the effective date of the Revised FIN 46’s provisions for certain variable interest; (2) providing additional scope exceptions for certain other variable interests; (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE, or (b) which party is the primary beneficiary of a VIE; and (4) revising Appendix B of FIN 46 to provide additional guidance on what constitutes a variable interest.

Revised FIN 46 requires the Company to deconsolidate its investments in Texas Capital Bancshares Statutory Trust I and Texas Capital Statutory Trust II in this Form 10-K and all future reports. As of December 31, 2003, we have adopted Revised FIN 46 and have deconsolidated both trusts. The deconsolidation of Texas Capital Bancshares Statutory Trust I and Texas Capital Statutory Trust II did not have a material effect on our consolidated balance sheet or our consolidated statement of operations. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of December 31, 2003, assuming we were not allowed to include the $20 million in trust preferred securities issued by Texas Capital Bancshares Statutory Trust I and Texas Capital Statutory Trust II in Tier 1 capital, the Corporation would still exceed the regulatory required minimums for capital adequacy purposes.

      SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The amendments (i) reflect decisions of the Derivatives Implementation Group; (ii) reflect decisions made by the Financial Accounting Standards Board in conjunction with other projects dealing with financial instruments; and (iii) address implementation issues related to the application of the definition of a derivative. SFAS 149 also modifies various other existing pronouncements to conform with the changes made to SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. Adoption of SFAS 149 on July 1, 2003 did not have a significant impact on our financial statements.

      SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as a liability, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is predominately based on a fixed amount, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares; and (iv) certain freestanding financial instruments. SFAS 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 on July 1, 2003 did not have a significant impact on our financial statements.

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

      This modeling indicated interest rate sensitivity as follows:

	Anticipated Impact Over the Next Twelve Months
	as Compared to Most Likely Scenario

	200 bp Increase	100 bp Decrease	200 bp Increase	100 bp Decrease
	December 31,	December 31,	December 31,	December 31,
	2003	2003	2002	2002

	(In thousands)
Change in net interest income	$9,259	$(5,048)	$8,172	$(5,397)

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

      We expect our balance sheet will continue to be asset sensitive over the next twelve months, largely due to the concentration of assets in variable rate loans. If, as we expect will occur, interest rates rise, this asset-sensitivity will tend to result in an increase in our interest margin, all other factors being equal. In the event of a rising rate environment, management may choose to fund investment securities purchased with term liabilities/deposits to lock in a return. Investment securities are generally held in the “available-for-sale” category so that gains and losses can be realized as appropriate. At certain times, we may use the “held-to-maturity” category if we are not planning to sell these securities before maturity.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors

Texas Capital Bancshares, Inc.

      We have audited the accompanying consolidated balance sheets of Texas Capital Bancshares, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Capital Bancshares, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Dallas, Texas

January 21, 2004

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31

	2003	2002

	(In thousands except
	share data)
ASSETS
Cash and due from banks	$69,551	$88,744
Securities, available-for-sale	775,338	553,169
Loans, net	1,212,046	988,019
Loans held for sale	80,780	116,106
Premises and equipment, net	4,672	3,829
Accrued interest receivable and other assets	48,992	41,919
Goodwill, net	1,496	1,496

Total assets	$2,192,875	$1,793,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$301,886	$238,873
Interest bearing	1,094,534	957,662
Interest bearing in foreign branches	48,610	—

	1,445,030	1,196,535
Accrued interest payable	3,468	3,826
Other liabilities	6,247	8,485
Federal funds purchased	78,961	83,629
Repurchase agreements	432,255	302,083
Other borrowings	34,538	63,748
Long-term debt	20,620	10,000

Total liabilities	2,021,119	1,668,306
Stockholders’ equity:
Series A convertible preferred stock, $.01 par value, 6%:
Authorized shares — 10,000,000
Issued shares — 1,057,142 at December 31, 2002	—	11
Common stock, $.01 par value:
Authorized shares — 100,000,000
Issued shares — 24,715,607 and 18,500,812 at December 31, 2003 and 2002, respectively	247	185
Series A-1 non-voting common stock, $.01 par value:
Issued shares — 293,918 and 695,516 at December 31, 2003 and 2002, respectively	3	7
Additional paid-in capital	167,751	131,881
Retained earnings (accumulated deficit)	487	(13,347)
Treasury stock (shares at cost: 84,274 and 97,246 at December 31, 2003 and 2002, respectively)	(573)	(668)
Deferred compensation	573	573
Accumulated other comprehensive income	3,268	6,334

Total stockholders’ equity	171,756	124,976

Total liabilities and stockholders’ equity	$2,192,875	$1,793,282

See accompanying notes.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31

	2003	2002	2001

	(In thousands except per
	share data)
Interest income:
Interest and fees on loans	$62,451	$54,387	$59,236
Securities	22,853	15,484	10,760
Federal funds sold	166	243	580
Deposits in other banks	14	28	18

Total interest income	85,484	70,142	70,594
Interest expense:
Deposits	20,931	21,223	31,759
Federal funds purchased	1,550	1,540	2,107
Other borrowings	8,943	5,068	1,673
Long-term debt	905	65	—

Total interest expense	32,329	27,896	35,539

Net interest income	53,155	42,246	35,055
Provision for loan losses	4,025	5,629	5,762

Net interest income after provision for loan losses	49,130	36,617	29,293
Non-interest income:
Service charges on deposit accounts	3,446	2,772	1,857
Trust fee income	1,313	987	826
Gains on sale of securities, net	666	1,375	1,902
Cash processing fees	973	993	—
Bank owned life insurance (BOLI) income	1,619	735	—
Mortgage warehouse fees	1,524	693	291
Other	1,351	1,070	1,107

Total non-interest income	10,892	8,625	5,983
Non-interest expense:
Salaries and employee benefits	23,604	16,757	15,033
Net occupancy expense	4,987	5,001	4,795
Advertising and affinity payments	819	1,236	278
Legal and professional	2,867	3,038	1,898
Communications and data processing	3,042	2,839	2,930
Franchise taxes	124	108	120
Repurchase agreement penalties	6,262	—	—
IPO expenses	—	1,190	—
Other	6,675	5,201	4,378

Total non-interest expense	48,380	35,370	29,432

Income before income taxes	11,642	9,872	5,844
Income tax expense (benefit)	(2,192)	2,529	—

Net income	13,834	7,343	5,844
Preferred stock dividends	(699)	(1,097)	(26)

Income available to common stockholders	$13,135	$6,246	$5,818

Income per share:
Basic	$.62	$.33	$.31

Diluted	$.60	$.32	$.30

See accompanying notes.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Series A-1
	Series A Convertible				Non-voting							Accumulated
	Preferred Stock		Common Stock		Common Stock		Additional		Treasury Stock			Other
							Paid-in	Accumulated			Deferred	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Compensation	Income (Loss)	Total

	(In thousands except share data)
Balance at December 31, 2000	—	$—	18,303,594	$183	812,256	$8	$113,876	$(26,534)	(220,828)	$(1,427)	$573	$(482)	$86,197
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	5,844	—	—	—	—	5,844
Change in unrealized loss on available-for-sale securities, net of reclassification amount of $1,902	—	—	—	—	—	—	—	—	—	—	—	(25)	(25)

Total comprehensive income													5,819
Sale of Series A convertible preferred stock	753,301	8	—	—	—	—	13,175	—	—	—	—	—	13,183
Sale of common stock	—	—	25,852	—	—	—	159	—	—	—	—	—	159
Preferred dividends payable	—	—	—	—	—	—	(26)	—	—	—	—	—	(26)
Transfers	—	—	70,864	1	(70,864)	(1)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	(70,670)	(452)	—	—	(452)
Sale of treasury stock	—	—	—	—	—	—	194	—	203,982	1,285	—	—	1,479

Balance at December 31, 2001	753,301	8	18,400,310	184	741,392	7	127,378	(20,690)	(87,516)	(594)	573	(507)	106,359
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	7,343	—	—	—	—	7,343
Change in unrealized loss on available-for-sale securities, net of taxes of $3,683, net of reclassification amount of $1,375	—	—	—	—	—	—	—	—	—	—	—	6,841	6,841

Total comprehensive income													14,184
Sale of Series A convertible preferred stock	303,841	3	—	—	—	—	5,247	—	—	—	—	—	5,250
Sale of common stock	—	—	54,626	1	—		350						351
Preferred dividends	—	—	—	—	—	—	(1,097)	—	—	—	—	—	(1,097)
Transfers	—	—	45,876	—	(45,876)	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	(14,144)	(103)	—	—	(103)
Sale of treasury stock	—	—	—	—	—	—	3	—	4,414	29	—	—	32

Balance at December 31, 2002	1,057,142	11	18,500,812	185	695,516	7	131,881	(13,347)	(97,246)	(668)	573	6,334	124,976
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	13,834	—	—	—	—	13,834
Change in unrealized loss on available-for-sale securities, net of taxes of $1,760, net of reclassification amount of $666	—	—	—	—	—	—	—	—	—	—	—	(3,066)	(3,066)

Total comprehensive income													10,768
Tax benefit related to exercise of stock options	—	—	—	—	—	—	412	—	—	—	—	—	412
Sale of common stock	—	—	3,698,913	37	—	—	36,167	—	—	—	—		36,204
Conversion of preferred stock	(1,057,142)	(11)	2,114,284	21	—	—	(10)	—	—	—	—	—	—
Preferred dividends	—	—	—	—	—	—	(699)	—	—	—	—	—	(699)
Transfers	—	—	401,598	4	(401,598)	(4)	—	—	—	—	—	—	—
Sale of treasury stock	—	—	—	—	—	—	—	—	12,972	95	—	—	95

Balance at December 31, 2003	—	$—	24,715,607	$247	293,918	$3	$167,751	$487	(84,274)	$(573)	$573	$3,268	$171,756

See accompanying notes.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2003	2002	2001

	(In thousands)
Operating activities
Net income	$13,834	$7,343	$5,844
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	4,025	5,629	5,762
Depreciation and amortization	1,420	1,721	1,922
Amortization and accretion on securities	9,510	2,696	386
Bank owned life insurance (BOLI) income	(1,619)	(660)	—
Gain on sale of securities, net	(666)	(1,375)	(1,902)
Loss on sale of assets	—	—	12
Originations of loans held for sale	(2,295,268)	(1,192,981)	(607,318)
Proceeds from sales of loans held for sale	2,328,344	1,120,639	564,900
Impact of reversing tax valuation allowance	(5,929)	—	—
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	1,737	(6,067)	459
Accrued interest payable and other liabilities	(211)	(371)	(69)

Net cash provided by (used in) operating activities	55,177	(63,426)	(30,004)
Investing activities
Purchases of available-for-sale securities	(652,578)	(485,930)	(259,571)
Proceeds from sales of available-for-sale securities	62,895	41,471	142,250
Maturities and calls of available-for-sale securities	15,218	6,500	68,195
Principal payments received on securities	338,463	100,357	57,570
Net increase in loans	(226,207)	(152,613)	(232,064)
Purchase of premises and equipment, net	(2,088)	(242)	(648)
Purchase of BOLI	—	(25,000)	—

Net cash used in investing activities	(464,297)	(515,457)	(224,268)
Financing activities
Net increase in checking, money market and savings accounts	161,287	128,609	52,411
Net increase in certificates of deposit	87,208	181,849	38,809
Sale of common stock	36,117	351	159
Issuance of long-term debt	10,000	10,000	—
Net other borrowings	100,962	278,932	79,838
Net federal funds purchased	(4,668)	6,930	65,174
Sale of preferred stock	—	5,250	13,183
Sale (purchase) of treasury stock, net	—	(71)	1,027
Dividends paid	(979)	(843)	—

Net cash provided by financing activities	389,927	611,007	250,601

Net increase (decrease) in cash and cash equivalents	(19,193)	32,124	(3,671)
Cash and cash equivalents, beginning of year	88,744	56,620	60,291

Cash and cash equivalents, end of year	$69,551	$88,744	$56,620

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$32,687	$26,918	$36,344
Cash paid during the year for income taxes	5,720	1,450	—
Non-cash transactions:
Transfers from loans/leases to other repossessed assets	230	515	—
Transfers from loans/leases to premises and equipment	175	358	—

See accompanying notes.

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      In prior periods, the consolidated financial statements of the Company included Texas Capital Bancshares Statutory Trust I, a Connecticut business trust, and Texas Capital Statutory Trust II, a Delaware statutory trust. As of December 31, 2003, we have adopted Revised FIN 46 and have deconsolidated both trusts. The deconsolidation did not have a material effect on our consolidated balance sheet or our consolidated statement of operations.

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

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Loans

      Loans (which include financing leases) are either secured or unsecured based on the type of loan and the financial condition of the borrower. Repayment is generally expected from cash flows of borrowers. The Company is exposed to risk of loss on loans which may arise from any number of factors including problems within the respective industry of the borrower or from local economic conditions. Access to collateral, in the event of borrower default, is reasonably assured through adherence to applicable lending laws and through sound lending standards and credit review procedures.

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

      A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. Reserves on impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral.

      The accrual of interest on loans is discontinued when it is considered impaired and/or there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining book balance of the asset is deemed to be collectible. If collectibility is questionable, then cash payments are applied to principal. A loan is placed back on accrual status when both principal and interest are current and it is probable that the Bank will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

      Loans held for sale are carried at cost which approximates market.

Allowance for Loan Losses

      The allowance for loan losses is established through a provision for loan losses charged against income. The allowance for loan losses includes specific reserves for impaired loans and an estimate of losses inherent in the loan portfolio at the balance sheet date, but not yet identified with specific loans. Loans deemed to be uncollectible are charged against the allowance when management believes that the collectibility of the principal is unlikely and subsequent recoveries, if any, are credited to the allowance. Management’s periodic evaluation of the adequacy of the allowance is based on an assessment of the current loan portfolio, including known inherent risks, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral and current economic conditions.

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intangible Assets

      Through December 31, 2001, the excess of cost over the fair value of net identifiable assets of businesses acquired (goodwill) was amortized on a straight-line basis over a period not in excess of 20 years. All intangible assets were evaluated annually or more often when economic conditions indicated an impairment might exist to determine recoverability of their carrying value. These conditions would include an ongoing negative performance history and a forecast of anticipated performance that was significantly below management’s initial expectation for the acquired entity. Impairment would have been determined based on the estimated discounted cash flows of the entity acquired over the remaining amortization period.

      The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142, which was effective January 1, 2002, prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

      As of January 1, 2002, the Company ceased amortizing goodwill. The Company has tested goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002 and annual assessments as of October 2002 and 2003, and, in each case, no impairment was indicated.

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For comparative purposes, the prior year results shown below have been adjusted to reflect the impact the change in accounting would have had if it had been adopted for the periods shown.

	December 31

	2003	2002	2001

	(In thousands
	except per share data)
Net income:
As reported	$13,834	$7,343	$5,844
Amortization expense	—	—	125

Net income without amortization expense	$13,834	$7,343	$5,969

Basic income per share:
As reported	$.62	$.33	$.31
Excluding amortization expense	.62	.33	.31
Diluted income per share:
As reported	$.60	$.32	$.30
Excluding amortization expense	.60	.32	.31

Stock-based Compensation

      At December 31, 2003, the Company had a stock-based employee compensation plan, which is described more fully in Note 11. The Company accounts for this plan under the recognition and measurement principles of ABP Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31

	2003	2002	2001

	(In thousands
	except per share data)
Net income as reported	$13,834	$7,343	$5,844
Add: Total stock based employee compensation recorded, net of related tax effect	404	111	48
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(952)	(802)	(696)

Pro forma net income	$13,286	$6,652	$5,196

Basic income per share:
As reported	$.62	$.33	$.31
Pro forma	.59	.29	.27
Diluted income per share:
As reported	$.60	$.32	$.30
Pro forma	.57	.29	.27

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of these options was estimated at the date of grant using a Black-Scholes value option pricing model with the following weighted average assumptions used for 2003, 2002 and 2001, respectively: a risk free interest rate of 3.12%, 4.46% and 4.85%, a dividend yield of 0%, a volatility factor of .145, .001 and .001, and an estimated life of five years.

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

Accumulated Other Comprehensive Income (Loss)

      Unrealized gains or losses on the Company’s available-for-sale securities are included in accumulated other comprehensive income (loss).

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

New Accounting Standards

      Financial Accounting Standards Board Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in our financial statements in 2003. Implementation of the remaining provisions of FIN 45 during 2002 did not have a significant impact on our financial statements.

      FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIE’s were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements entered into after January 31, 2003, and are otherwise required to be adopted no later than the first interim or annual reporting period beginning after December 15, 2003 for all VIE’s that existed as of the issuance date. On December 24, 2003, the FASB issued a revision of FIN 46 (Revised FIN 46). Revised FIN 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions (FSPs) and supercedes the original FIN 46 to include: (1) deferring the effective date of the Revised FIN 46’s provisions for certain variable interest; (2) providing additional scope exceptions for certain other variable interests; (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE, or (b) which party is the primary beneficiary of a VIE; and (4) revising Appendix B of FIN 46 to provide additional guidance on what constitutes a variable interest. Revised FIN 46 requires the Company to deconsolidate its investments in Texas Capital Bancshares Statutory Trust I and Texas Capital Statutory Trust II in this Form 10-K and all future reports. As of December 31, 2003, we have adopted Revised FIN 46 and have deconsolidated both trusts. The deconsolidation of Texas Capital Bancshares Statutory Trust I and Texas Capital Statutory Trust II did not have a material effect on our consolidated balance sheet or our consolidated statement of operations. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of December 31, 2003, assuming we were not allowed to include the $20 million in trust preferred securities issued by Texas Capital Bancshares Statutory Trust I and Texas Capital Statutory Trust II in Tier 1 capital, the Corporation would still exceed the regulatory required minimums for capital adequacy purposes.

      SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The amendments (i) reflect decisions of the Derivatives Implementation Group; (ii) reflect decisions made by the Financial Accounting Standards Board in conjunction with other projects dealing with financial instruments; and (iii) address implementation issues related to the application of the definition of a derivative. SFAS 149 also modifies various other existing pronouncements to conform with the changes made to SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. Adoption of SFAS 149 on July 1, 2003 did not have a significant impact on our financial statements.

      SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as a liability, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is predominately based on a fixed amount, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares; and (iv) certain freestanding financial instruments. SFAS 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 on July 1, 2003 did not have a significant impact on our financial statements.

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassification

      Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform to the 2003 presentation.

2.	Securities

      The following is a summary of securities:

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-Sale Securities:
U.S. Treasuries	$1,798	$—	$—	$1,798
Mortgage-backed securities	698,093	6,794	(2,355)	702,532
Corporate securities	46,635	726	(9)	47,352
Municipals	11,449	26	(103)	11,372
Equity securities	12,336	—	(52)	12,284

	$770,311	$7,546	$(2,519)	$775,338

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-Sale Securities:
U.S. Treasuries	$3,291	$—	$—	$3,291
Mortgage-backed securities	530,271	10,011	(2)	540,280
Equity securities	9,590	8	—	9,598

	$543,152	$10,019	$(2)	$553,169

      Held-to-maturity securities with an amortized cost of $28,366,000 were transferred to available-for-sale effective January 1, 2001 in accordance with the provisions of FAS 133 adoption. As of the date of the transfer, the securities had an unrealized gain of $173,000 and were recorded at an estimated fair value of $28,539,000.

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortized cost and estimated fair value of securities are presented below by contractual maturity:

	At December 31, 2003

		After One	After Five
	Less Than	Through	Through	After Ten
	One Year	Five Years	Ten Years	Years	Total

	(In thousands, except percentage data)
Available-for-sale:
U.S. Treasuries:
Amortized cost	$1,798	$—	$—	$—	$1,798
Estimated fair value	$1,798	$—	$—	$—	$1,798
Weighted average yield	.793%	—	—	—	.793%
Mortgage-backed securities:(1)
Amortized cost	—	537	170,321	527,235	698,093
Estimated fair value	—	549	170,260	531,723	702,532
Weighted average yield	—	5.852%	3.958%	4.435%	4.320%
Corporate securities:
Amortized cost	—	41,639	4,996	—	46,635
Estimated fair value	—	42,127	5,225	—	47,352
Weighted average yield	—	3.667%	7.385%	—	4.077%
Municipals:
Amortized cost	—	1,645	9,260	544	11,449
Estimated fair value	—	1,645	9,186	541	11,372
Weighted average yield	—	3.613%	4.359%	5.275%	4.295%
Equity securities:
Amortized cost	12,336	—	—	—	12,336
Estimated fair value	12,284	—	—	—	12,284

Total available-for-sale securities:
Amortized cost					$770,311

Estimated fair value					$775,338

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

      Securities with carrying values of approximately $628,069,000 and $509,034,000 were pledged to secure certain borrowings and deposits at December 31, 2003 and 2002, respectively. See Note 7 for discussion of securities securing borrowings. Of the pledged securities at December 31, 2003 and 2002, approximately $133,759,000 and $150,939,000, respectively, were pledged for certain deposits.

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table discloses, as of December 31, 2003, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

U.S. Treasuries	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	252,829	(2,355)	—	—	252,829	(2,355)
Corporate securities	5,038	(9)	—	—	5,038	(9)
Municipals	6,583	(103)	—	—	6,583	(103)
Equity securities	506	(1)	1,449	(51)	1,955	(52)

	$264,956	$(2,468)	$1,449	$(51)	$266,405	$(2,519)

      We believe the investment securities in the table above are within ranges customary for the banking industry. The number of investment positions in this unrealized loss position totals 30. We do not believe these unrealized losses are “other than temporary” as (1) the Company has the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value; (2) it is not probable that the Company will be unable to collect the amounts contractually due; and (3) no decision to dispose of the investments were made prior to the balance sheet date. The unrealized losses noted are interest rate related due to rising rates at December 31, 2003 in relation to previous rates in mid-2003. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

3.	Loans and Allowance for Loan Losses

      Loans are summarized by category as follows (in thousands):

	December 31

	2003	2002

Commercial	$608,542	$509,505
Construction	256,134	172,451
Real estate	339,069	282,703
Consumer	16,564	24,195
Leases	13,152	17,546
Loans held for sale	80,780	116,106

	1,314,241	1,122,506
Deferred income (net of direct origination costs)	(3,688)	(3,843)
Allowance for loan losses	(17,727)	(14,538)

Loans, net	$1,292,826	$1,104,125

      The majority of the loan portfolio is comprised of loans to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. Within the loan portfolio, loans to the services industry were $475.5 million or 36.2% of total loans at December 31, 2003. Other notable segments include personal/ household (which includes loans to certain high net worth individuals for commercial purposes and mortgage loans held for sale, in addition to consumer loans) of $177.2 million, contracting industry loans of $170.0 million and petrochemical and mining of

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$168.1 million at December 31, 2003. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

      The changes in the allowance for loan losses are summarized as follows (in thousands):

	Year Ended December 31

	2003	2002	2001

Balance, beginning of year	$14,538	$12,598	$8,910
Provision for loan losses	4,025	5,629	5,762
Loans charged off	(1,075)	(3,847)	(2,074)
Recoveries	239	158	—

Balance, end of year	$17,727	$14,538	$12,598

      The Bank had impaired loans and leases in the amount of $10,217,000 and $2,776,000 with reserves of $2,252,000 and $832,000 as of December 31, 2003 and 2002, respectively. Interest income recorded on impaired loans during 2003 was approximately $131,000 and $64,000 for 2002. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2003 and 2002 totaled $154,000 and $771,000, respectively. Average impaired loans outstanding during the years ended December 31, 2003 and 2002 totaled $7,899,000 and $5,563,000, respectively.

      During the normal course of business, the Company and subsidiary may enter into transactions with related parties, including their officers, employees, directors, significant stockholders and their related affiliates. It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. Loans to related parties, including officers and directors, were approximately $14,788,000 and $15,963,000 at December 31, 2003 and 2002, respectively. During the years ended December 31, 2003 and 2002, total advances were approximately $20,560,000 and $19,452,000 and total paydowns were $21,735,000 and $18,444,000, respectively.

4.	Goodwill

      Prior to the adoption of FAS 142, goodwill acquired in the acquisition of Resource Bank in December 1998 was being amortized over 15 years. Accumulated amortization related to goodwill totaled approximately $374,000 at December 31, 2003 and 2002.

5.	Premises and Equipment

      Premises and equipment at December 31, 2003 and 2002 are summarized as follows:

	December 31

	2003	2002

	(In thousands)
Premises	$3,949	$3,044
Furniture and equipment	7,801	6,443

	11,750	9,487
Accumulated depreciation	(7,078)	(5,658)

	$4,672	$3,829

      Depreciation expense was approximately $1,420,000, $1,721,000 and $1,797,000 at December 31, 2003, 2002 and 2001, respectively.

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Deposits

      The scheduled maturities of interest bearing time deposits are as follows at December 31, 2003 (in thousands):

2004	$429,295
2005	122,243
2006	12,709
2007	2,651
2008 and after	9,509

$576,407

      At December 31, 2003 and 2002, the Bank had approximately $26,000,000 and $25,000,000, respectively, in deposits from related parties, including directors, stockholders, and their related affiliates.

      At December 31, 2003 and 2002, interest bearing time deposits of $100,000 or more were approximately $459,697,000 and $425,179,000, respectively.

7.	Borrowing Arrangements

      Borrowings at December 31, 2003 consist of $422.3 million of securities sold under repurchase agreements with a weighted average rate of 1.94%, $10.0 million of customer repurchase agreements, and $4.5 million of treasury, tax and loan notes. Securities sold under repurchase are with four significant counterparties which are Salomon Smith Barney at $350.1 million, Morgan Stanley Dean Witter at $3.7 million, Bank of America at $40.0 million and Credit Suisse First Boston at $28.5 million. The weighted average maturities of the Salomon, Morgan, Bank of America and Suisse repurchase agreements are 14 months, 5 months, 1 month and 20 months, respectively. Other borrowings also include $30.0 million of FHLB overnight advances bearing interest of 1.05%. Based on the loans that could be pledged and securities that were not already pledged for other purposes, the Bank had an additional $270.0 million of FHLB borrowings available at December 31, 2003. There were $482.9 million of securities pledged for customer repurchase agreements and securities sold under repurchase agreements and $5.5 million pledged for treasury, tax and loan notes. During the year ended December 31, 2003, our average borrowings from these sources were 25.8% of average assets. The maximum amount of borrowed funds outstanding at any month-end during the year ended December 31, 2003 was $546.3 million or 26.8% of total assets.

      The Bank had $79.0 million of downstream federal funds purchased outstanding with a rate of 1.075% at December 31, 2003. The Bank had unused upstream federal fund lines available from commercial banks at December 31, 2003 of approximately $72.6 million. Generally, these federal fund borrowings are overnight, but not to exceed seven days.

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, our borrowings were as follows (in thousands)

		After One	After Three
	Within One	But Within	But Within	After Five
	Year	Three Years	Five Years	Years	Total

Federal funds purchased	$78,961	$—	$—	$—	$78,961
Securities sold under repurchase agreements	235,491	175,600	11,200	—	422,291
Customer repurchase agreements	9,964	—	—	—	9,964
Treasury, tax and loan notes	4,538	—	—	—	4,538
FHLB borrowings	30,000	—	—	—	30,000
Long-term debt	—	—	—	20,620	20,620

Total borrowings	$358,954	$175,600	$11,200	$20,620	$566,374

8.	Long-term Debt

      On April 10, 2003, Texas Capital Statutory Trust II issued $10,000,000 of its Floating Rate Capital Securities Cumulative Trust Preferred Securities (the 2003 Trust Preferred) in a private offering. Proceeds of the 2003 Trust Preferred were invested in the Floating Rate Junior Subordinated Deferrable Interest Securities (the Subordinated Debentures) of the Company. Interest rate on the Trust Preferred Subordinated Debentures is three month LIBOR plus 3.25%. After deducting underwriter’s compensation and other expenses of the offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on the Subordinated Debentures are deductible for federal income tax purposes.

      The 2003 Trust Preferred and the Subordinated Debentures each mature in April 2033. If certain conditions are met, the maturity dates of the 2003 Trust Preferred and the Subordinated Debentures may be shortened to a date not earlier than April 10, 2008. The 2003 Trust Preferred and the Subordinated Debentures also may be redeemed prior to maturity if certain events occur. The 2003 Trust Preferred is subject to mandatory redemption, in whole or in part, upon repayment of the Subordinated Debentures at maturity or their earlier redemption. The Company also has the right, if certain conditions are met, to defer payment of interest on the Subordinated Debentures, which would result in a deferral of dividend payments on the 2003 Trust Preferred, at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period. The payment by the Company of the principal and interest on the Subordinated Debentures is subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, whether outstanding at this time or incurred in the future.

      The Company and Texas Capital Statutory Trust II believe that, taken together, the obligations of the Company under the Trust Preferred Guarantee Agreement, the Amended and Restated Trust Agreement, the Subordinated Debentures, the Indenture and the Agreement as to Expenses and Liabilities, entered into in connection with the offering of the 2003 Trust Preferred and the Subordinated Debentures, in the aggregate constitute a full and unconditional guarantee by the Company of the obligations of Texas Capital Statutory Trust II under the 2003 Trust Preferred.

      Texas Capital Statutory Trust II is a Connecticut business trust created for the purpose of issuing the 2003 Trust Preferred and purchasing the Subordinated Debentures, which are its sole assets. The Company owns all of the outstanding common securities, liquidation value $1,000 per share of Texas Capital Statutory Trust II.

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The 2003 Trust Preferred currently meets the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the 2003 Trust Preferred and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital. At December 31, 2003, all of the 2003 Trust Preferred was included in Tier I capital.

      On November 19, 2002, Texas Capital Bancshares Statutory Trust I issued $10,000,000 of its Floating Rate Capital Securities Cumulative Trust Preferred Securities (the 2002 Trust Preferred) in a private offering. Proceeds of the 2002 Trust Preferred were invested in the Floating Rate Junior Subordinated Deferrable Interest Securities (the Subordinated Debentures) of the Company. Interest rate on the 2002 Trust Preferred Subordinated Debentures is three month LIBOR plus 3.35%. After deducting underwriter’s compensation and other expenses of the offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on the Subordinated Debentures are deductible for federal income tax purposes.

      The 2002 Trust Preferred and the Subordinated Debentures each mature in November 2032. If certain conditions are met, the maturity dates of the 2002 Trust Preferred and the Subordinated Debentures may be shortened to a date not earlier than November 19, 2007. The 2002 Trust Preferred and the Subordinated Debentures also may be redeemed prior to maturity if certain events occur. The 2002 Trust Preferred is subject to mandatory redemption, in whole or in part, upon repayment of the Subordinated Debentures at maturity or their earlier redemption. The Company also has the right, if certain conditions are met, to defer payment of interest on the Subordinated Debentures, which would result in a deferral of dividend payments on the 2002 Trust Preferred, at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period. The payment by the Company of the principal and interest on the Subordinated Debentures is subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, whether outstanding at this time or incurred in the future.

      The Company and Texas Capital Bancshares Statutory Trust I believe that, taken together, the obligations of the Company under the Trust Preferred Guarantee Agreement, the Amended and Restated Trust Agreement, the Subordinated Debentures, the Indenture and the Agreement as to Expenses and Liabilities, entered into in connection with the offering of the 2002 Trust Preferred and the Subordinated Debentures, in the aggregate constitute a full and unconditional guarantee by the Company of the obligations of Texas Capital Bancshares Statutory Trust I under the 2002 Trust Preferred. Texas Capital Bancshares Statutory Trust I is a Connecticut business trust created for the purpose of issuing the 2002 Trust Preferred and purchasing the Subordinated Debentures, which are its sole assets. The Company owns all of the outstanding common securities, liquidation value $1,000 per share of Texas Capital Bancshares Statutory Trust I.

      The 2002 Trust Preferred currently meets the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the Trust Preferred and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital. At December 31, 2003, all of the 2002 Trust Preferred was included in Tier I capital.

      As of December 31, 2003, assuming we were not allowed to include the $20 million in trust preferred securities issued by Texas Capital Bancshares Statutory Trust I and Texas Capital Statutory Trust II in Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes.

      As of December 31, 2003, we have adopted Revised FIN 46 and have deconsolidated both trusts. The deconsolidation did not have a material effect on our consolidated balance sheet or our consolidated statement of operations.

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

      The Company has a gross deferred tax asset of $8.4 million at December 31, 2003. In 2003, as a result of the Company’s reassessment of its ability to generate sufficient earnings to allow the utilization of its deferred tax assets, management believes it is more likely than not that the deferred tax assets will be realized. Accordingly, the Company reversed the valuation allowance and certain related tax reserves during the year.

      At December 31, 2002, the Company had a net deferred tax asset of $2.2 million and a valuation allowance of $5.4 million. In assessing the need for a valuation allowance at December 31, 2002, the Company did not assume future taxable income would be generated due to the limited operating history of the Company and uncertainty regarding the timing of certain future deductions. The effective tax rate in 2002 reflected the use of certain net operating loss carryforwards from prior years.

      The Company incurred $5,534,000 of current tax expense for the year ended December 31, 2003.

      The provision for income taxes consists of the following for years ended:

	Year Ended December 31

	2003	2002	2001

	(In thousands)
Current:
Federal	$5,534	$2,529	$—
State	—	—	—

Total	$5,534	$2,529	$—

Deferred:
Federal	$(7,726)	$—	$—
State	—	—	—

Total	$(7,726)	$—	$—

Total expense (benefit):
Federal	$(2,192)	$2,529	$—
State	—	—	—

Total	$(2,192)	$2,529	$—

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	December 31

	2003	2002

	(In thousands)
Deferred tax assets:
Allowance for loan losses	$6,205	$5,088
Organizational costs/software	12	74
Depreciation	462	266
Loan origination fees	1,309	1,179
Non-accrual interest	150	96
Other	217	32

	8,355	6,735
Deferred tax liabilities:
Loan origination costs	(501)	(567)
Cash to accrual	—	(156)
FHLB stock dividends	(127)	(83)
Unrealized gain on securities	(1,760)	(3,683)

	(2,388)	(4,489)

Net deferred tax asset before valuation allowance	5,967	2,246
Valuation allowance	—	(5,400)

Net deferred tax asset (liability)	$5,967	$(3,154)

      The reconciliation of income attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is as follows:

	Year Ended December 31

	2003	2002	2001

Tax at U.S. statutory rate	35%	34%	34%
Non-deductible expenses	1%	1%	2%
Non-taxable life insurance income	(5)%	(2)%
Changes in valuation allowance	(47)%	(9)%	(36)%
Other and tax related reserves	(3)%	2%	—

Total	(19)%	26%	0%

10.	Series A Convertible Preferred Stock

      In December 2001 and January 2002, the Company issued 753,301 and 303,841 shares, respectively, of Series A Convertible Preferred Stock at $17.50 per share. Dividends are at an annual rate of 6.0% and are payable quarterly. Each share is convertible into two shares of common stock.

      Automatic conversion occurs in the event of (a) a change of control or a material event; or (b) the sale of all or substantially all of the assets of the Company; or (c) immediately prior to the closing of an underwritten public offering of shares of the common stock of the Company at a price of $8.75 per share or greater; or (d) if

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Texas Capital’s common stock is listed for trading on the New York Stock Exchange or the Nasdaq National Market and thereafter the average closing price of such common stock for any consecutive 30 day period is at or above $8.75 per share; or (e) if there is a change in the Federal Reserve capital adequacy guidelines that results in the preferred stock not qualifying as Tier I capital. Mandatory conversion is upon the fifth anniversary date of the issuance date.

      The voting rights of each share of preferred stock is equal to two votes.

      Additional paid-in capital at December 31, 2003 is net of $1,822,000 of dividends paid.

      In the event of any liquidation of the Company, the preferred holders would receive out of the assets of the Company available for distribution an amount equal to $8.75 per share plus any accrued and unpaid dividends before any distribution made to the holders of any class of stock ranking junior to the preferred stock.

      In connection with the Company’s IPO in August 2003, all preferred shares were converted to common shares.

11.	Employee Benefits

      The Company has a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan permits the employees of the Company to defer a portion of their compensation. Matching contributions may be made in amounts and at times determined by the Company. The Company made no such contributions for the years ended December 31, 2003 and 2002. Amounts contributed by the Company for a participant will vest over six years and will be held in trust until distributed pursuant to the terms of the 401(k) Plan. Employees of the Company are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options.

      During 2000, the Company implemented an Employee Stock Purchase Plan (ESPP). Employees are eligible for the plan when they have met certain requirements concerning period of credited service and minimum hours worked. Eligible employees may contribute a minimum of 1% to a maximum of 10% of eligible compensation up to the Section 423 of the Internal Revenue Code limit of $25,000. The Company has allocated 160,000 shares to the plan. As of December 31, 2003 and 2002, 124,250 and 82,098 shares, respectively, had been purchased on behalf of the employees.

      The Company has a stock option plan. The number of options awarded and the employees to receive the options are determined by the Board of Directors, or its designated committee. Options awarded under this plan are subject to vesting requirements. Generally, one fifth of the options awarded vest annually and expire 10 years after date of grant. Total options available under the plan at December 31, 2003 and 2002, were 2,851,120 and 2,362,205, respectively. During 2003 and 2002, 1,007,955 and 553,500 options were awarded at average exercise prices of $9.68 and $7.25, respectively.

      The Company follows SFAS No. 123, Accounting for Stock Based Compensation. The statement allows the continued use of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Under APB 25, no compensation expense is recognized at the date of grant for the options where the exercise price of the stock options equals the market price of the underlying stock on the date of grant. Compensation expense of $24,000 was recorded in 2001, 2000 and 1999 for the options that were granted at $5.55 with a three-year vesting period. The Company’s election to continue the use of APB 25 requires pro forma disclosures of net income as if the fair value based method of accounting had been applied. See Note 1 for those disclosures.

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the Company’s stock option activity and related information for 2003, 2002 and 2001 is as follows:

	December 31, 2003		December 31, 2002		December 31, 2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	1,959,828	$6.61	1,502,648	$6.44	1,367,360	$6.33
Options granted	1,007,955	9.68	553,500	7.25	194,600	7.25
Options exercised	(261,550)	6.07	(17,800)	6.96	—	—
Options forfeited	(20,040)	6.99	(78,520)	6.66	(59,312)	6.40

Options outstanding at year-end	2,686,193	$7.85	1,959,828	$6.61	1,502,648	$6.44

Options vested at year-end	1,097,516	$6.58	851,615	$6.30	698,884	$6.29
Weighted average fair value of options granted during 2003, 2002 and 2001	$2.87		$1.42		$1.53
Weighted average remaining contractual life of options currently outstanding in years:	7.59		7.19		7.53

      The range of grant prices for all stock options was between $6.25 and $13.95 at December 31, 2003 and $5.55 and $7.25 at December 31, 2002 and 2001.

      In September 2002, the Company granted restricted stock awards to three of its executive officers totaling 220,000 shares and in October 2003 granted 53,750 shares to a fourth executive. The shares vest as certain stock price targets are met. If the targets are not met, the shares will cliff vest at the end of six years. During the fourth quarter of 2003, vesting occurred for a total of 50,063 shares when the price of the Company’s common stock exceeded $12.50. In connection with this vesting, 25,326 shares were issued. The Company expensed approximately $430,000 and $91,000 during 2003 and 2002, respectively, related to these stock awards.

      In 1999, the Company entered into a deferred compensation agreement with one of its executive officers. The agreement allows the employee to elect to defer up to 100% of his compensation on an annual basis. All deferred compensation is invested in the Company’s common stock held in a rabbi trust. The stock is held in the name of the trustee, and the principal and earnings of the trust are held separate and apart from other funds of the Company, and are used exclusively for the uses and purposes of the deferred compensation agreement. The accounts of the trust have been consolidated with the accounts of the Company.

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

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	December 31

	2003	2002

	(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$420,639	$331,142
Standby letters of credit	18,801	22,126

13.	Regulatory Restrictions

      The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

      Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of December 31, 2003 and 2002. As of June 30, 2003, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In thousands except percentage data)
As of December 31, 2003:
Total capital (to risk-weighted assets):
Company	$204,352	13.14%	$124,385	8.00%	N/A	N/A
Bank	169,466	10.91%	124,237	8.00%	$155,297	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$186,625	12.00%	$62,193	4.00%	N/A	N/A
Bank	151,739	9.77%	62,119	4.00%	$93,178	6.00%
Tier 1 capital (to average assets):
Company	$186,625	8.82%	$84,681	4.00%	N/A	N/A
Bank	151,739	7.17%	84,607	4.00%	$105,759	5.00%
As of December 31, 2002:
Total capital (to risk-weighted assets):
Company	$141,688	11.32%	$100,160	8.00%	N/A	N/A
Bank	128,696	10.29%	100,089	8.00%	$125,111	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$127,146	10.16%	$50,080	4.00%	N/A	N/A
Bank	114,154	9.12%	50,044	4.00%	$75,066	6.00%
Tier 1 capital (to average assets):
Company	$127,146	7.66%	$66,400	4.00%	N/A	N/A
Bank	114,154	6.88%	66,359	4.00%	82,949	5.00%

      Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. No dividends were declared or paid during 2003, 2002 or 2001.

      The required balance at the Federal Reserve at December 31, 2003 and 2002 was approximately $34,699,000 and $22,185,000, respectively.

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Earnings Per Share

      The following table presents the computation of basic and diluted earnings per share (in thousands except share data):

	Year Ended December 31

	2003	2002	2001

Numerator:
Net income	$13,834	$7,343	$5,844
Preferred stock dividends	(699)	(1,097)	(26)

Numerator for basic earnings per share-income available to common stockholders	13,135	6,246	5,818
Effect of dilutive securities:
Preferred stock dividends(2)	699	—	26

Numerator for dilutive earnings per share-income available to common stockholders after assumed conversion	$13,834	$6,246	$5,844

Denominator:
Denominator for basic earnings per share-weighted average shares	21,332,746	19,145,255	18,957,652
Effect of dilutive securities:
Employee stock options(1)	459,562	199,619	170,020
Series A convertible preferred stock(2)	1,326,496	—	49,532

Dilutive potential common shares	1,786,058	199,619	219,552

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	23,118,804	19,344,874	19,177,204

Basic earning per share	$.62	$.33	$.31

Diluted earnings per share	$.60	$.32	$.30

(1)	Excludes employee stock options with exercise price equal to or greater than average market price of $9.69 for 2003 and $7.25 for 2002 and 2001.

(2)	Effects of Series A convertible preferred stock are anti-dilutive in 2002 and are not included.

15.	Fair Values of Financial Instruments

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

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	December 31, 2003		December 31, 2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$69,551	$69,551	$88,744	$88,744
Securities, available-for-sale	775,338	775,338	553,169	553,169
Loans, net	1,292,826	1,297,756	1,104,125	1,110,132
Deposits	1,445,030	1,447,003	1,196,535	1,200,071
Federal funds purchased	78,961	78,961	83,629	83,629
Borrowings	466,793	467,917	365,831	367,798
Long-term debt	20,620	20,620	10,000	10,000

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents

      The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents approximate their fair value.

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

Off-balance sheet instruments

      Fair values for the Company’s off-balance sheet instruments which consist of lending commitments and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

account the remaining terms of the agreements and the counterparties’ credit standing. Management believes that the fair value of these off-balance sheet instruments is not significant.

16.	Commitments and Contingencies

      The Company leases various premises under operating leases with various expiration dates. Rent expense incurred under operating leases amounted to approximately $2,796,000, $2,654,000 and $2,443,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Minimum future lease payments under operating leases are as follows:

Minimum
Year Ending December 31,	Payments

(In thousands)
2004	$3,160
2005	3,232
2006	3,217
2007	3,153
2008 and thereafter	7,958

$20,720

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Parent Company Only

      Summarized financial information for Texas Capital Bancshares, Inc. — Parent Company Only follows:

Balance Sheets

	December 31

	2003	2002

	(In thousands)
Assets
Cash and cash equivalents	$34,037	$12,364
Investment in subsidiaries	157,490	122,294
Other assets	1,232	1,261

Total assets	$192,759	$135,919

Liabilities and Stockholders’ Equity
Other liabilities	$383	$633
Long-term debt	20,620	10,310

Total liabilities	21,003	10,943

Preferred stock	—	11
Common stock	250	192
Additional paid-in capital	167,751	131,881
Retained earnings (accumulated deficit)	487	(13,347)
Treasury stock	—	(95)
Accumulated other comprehensive income	3,268	6,334

Total stockholders’ equity	171,756	124,976

Total liabilities and stockholders’ equity	$192,759	$135,919

Statements of Earnings

	Year Ended December 31

	2003	2002	2001

	(In thousands)
Dividend income	$25	$2	$—

Total income	25	2	—
Interest expense	905	67	—
Salaries and employee benefits	474	440	512
Legal and professional	774	614	—
IPO expense	—	1,190	—
Other non-interest expense	184	145	504

Total expense	2,337	2,456	1,016

Loss before income taxes and equity in undistributed income of subsidiary	(2,312)	(2,454)	(1,016)
Income tax benefit	(748)	(644)	—

Loss before equity in undistributed income of subsidiary	(1,564)	(1,810)	(1,016)
Equity in undistributed income of subsidiary	15,398	9,153	6,860

Net income	$13,834	$7,343	$5,844

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows

	Year Ended December 31

	2003	2002	2001

	(In thousands)
Operating Activities
Net income	$13,834	$7,343	$5,844
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(15,398)	(9,153)	(6,860)
(Increase) decrease in other assets	441	(745)	1
Increase (decrease) in other liabilities	30	135	(16)

Net cash used in operating activities	(1,093)	(2,420)	(1,031)
Investing Activities
Investment in subsidiaries	(22,864)	(3,310)	(21,000)
Investment in non-marketable equity securities	—	(500)	—

Net cash used in investing activities	(22,864)	(3,810)	(21,000)
Financing Activities
Subordinated debentures	10,310	10,310	—
Sale of preferred stock	—	5,250	13,183
Preferred stock dividends	(979)	(843)	—
Sale of common stock	36,204	351	159
(Purchase) sale of treasury stock, net	95	(71)	1,027

Net cash provided by financing activities	45,630	14,997	14,369

Net (decrease) increase in cash and cash equivalents	21,673	8,767	(7,662)
Cash and cash equivalents at beginning of year	12,364	3,597	11,259

Cash and cash equivalents at end of year	$34,037	$12,364	$3,597

18.	Reportable Segments

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

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Related Party Transactions

      Certain members of our board of directors provide legal and consulting services to the Company.

      See Notes 3 and 6 for a description of loans and deposits with related parties.

Item 9A.	Controls and Procedures

      We have established and maintain disclosure controls and other procedures that are designed to ensure that material information relating to us and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. For the period covered in this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003.

      The Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the fiscal quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 18, 2004, which proxy materials will be filed with the United States Securities and Exchange Commission no later than April 29, 2004.

Item 11.	Executive Compensation

      Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 18, 2004, which proxy materials will be filed with the United States Securities and Exchange Commission no later than April 29, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 18, 2004, which proxy materials will be filed with the United States Securities and Exchange Commission no later than April 29, 2004.

Item 13.	Certain Relationships and Related Transactions

      Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 18, 2004, which proxy materials will be filed with the United States Securities and Exchange Commission no later than April 29, 2004.

Item 14.	Principal Accountant Fees and Services

      Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 18, 2004, which proxy materials will be filed with the United States Securities and Exchange Commission no later than April 29, 2004.

PART IV

Item 15.	Exhibits

      (a) Documents filed as part of this report

(1)	All financial statements

Auditors’ Report of Ernst & Young LLP

(2)	All financial statements required by Item 8

Auditors’ Report of Ernst & Young LLP

(3) Exhibits

4.4	Certificate of Amendment of Certificate of Designation of the 6.0% Series A Convertible Preferred Stock
10.3	Executive Employment Agreement between Joseph M. Grant and Texas Capital Bancshares, Inc., dated October 8, 2002
10.4	Executive Employment Agreement between Raleigh Hortenstine III and Texas Capital Bancshares, Inc., dated October 8, 2002
10.5	Executive Employment Agreement between George F. Jones, Jr. and Texas Capital Bancshares, Inc., dated October 8, 2002
10.6	Executive Employment Agreement between C. Keith Cargill and Texas Capital Bancshares, Inc., dated October 8, 2002
10.7	Executive Employment Agreement between Peter Bartholow and Texas Capital Bancshares, Inc., dated October 6, 2003

      (b) Reports on Form 8-K

Current Report filed on Form 8-K regarding Item 12 (Results of Operations and Financial Condition) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits), dated November 6, 2003

      (c) Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan to Consolidate Texas Capital Bank with and into Resource Bank, National Association under the Charter of Resource Bank, National Association and under the Title of “Texas Capital Bank, National Association,” which is incorporated by reference to Exhibit 2.1 to our registration statement on Form 10 dated August 24, 2001
2.2	Amendment to Agreement and Plan to Consolidate, which is incorporated by reference to Exhibit 2.2 to our registration statement on Form 10 dated August 24, 2001
3.1	Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1 to our registration statement on Form 10 dated August 24, 2001
3.2	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.2 to our registration statement on Form 10 dated August 24, 2001
3.3	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.3 to our registration statement on Form 10 dated August 24, 2001
3.4	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.4 to our registration statement on Form 10 dated August 24, 2001
3.5	Amended and Restated Bylaws of Texas Capital Bancshares, Inc., which is incorporated by reference to Exhibit 3.5 to our registration statement on Form 10 dated August 24, 2001
4.1	Texas Capital Bancshares, Inc. 1999 Omnibus Stock Plan, which is incorporated by reference to Exhibit 4.1 to our registration statement on Form 10 dated August 24, 2001
4.2	Texas Capital Bancshares, Inc. 2001 Employee Stock Purchase Plan, which is incorporated by reference to Exhibit 4.2 to our registration statement on Form 10 dated August 24, 2001

Exhibit
Number	Description

4.3	Certificate of Designation in connection with Texas Capital Bancshares, Inc. 2003 6.0% Series A Convertible Preferred Stock Offering which is incorporated by reference to our Form 10-K dated March 26, 2003
4.4	Certificate of Amendment of Certificate of Designation of the 6.0% Series A Convertible Preferred Stock which is incorporated by reference as Annex A to our Definitive Proxy Statement on Schedule 14A dated August 28, 2003
4.5	Placement Agreement by and among Texas Capital Bancshares, Inc., Texas Capital Bancshares Statutory Trust I and SunTrust Capital Markets, Inc. which is incorporated by reference to our Current Report Form 8-K dated December 4, 2002
4.6	Certificate of Trust of Texas Capital Bancshares Statutory Trust I, dated November 12, 2003 which is incorporated by reference to our Current Report Form 8-K dated December 4, 2002
4.7	Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, Texas Capital Bancshares, Inc. and Joseph M. Grant, Raleigh Hortenstine III and Gregory B. Hultgren, dated November 19, 2003 which is incorporated by reference to our Current Report Form 8-K dated December 4, 2002
4.8	Indenture, dated November 19, 2003 which is incorporated by reference to our Current Report Form 8-K dated December 4, 2002
4.9	Guarantee Agreement between Texas Capital Bancshares, Inc., and State Street Bank and Trust Company of Connecticut, National Association, dated November 19, 2003 which is incorporated by reference to our Current Report Form 8-K dated December 4, 2002
4.10	Placement Agreement by and among Texas Capital Bancshares, Inc., Texas Capital Statutory Trust II and Sandler O’Neill & Partners, L.P. which is incorporated by reference to out Current Report Form 8-K dated June 11, 2003
4.11	Certificate of Trust of Texas Capital Statutory Trust II which is incorporated by reference to our Current Report Form 8-K dated June 11, 2003
4.12	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, Texas Capital Bancshares, Inc., and Joseph M Grant and Gregory B. Hultgren, dated April 10, 2003 which is incorporated by reference to our Current Report Form 8-K dated June 11, 2003
4.13	Indenture between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003 which is incorporated by reference to our Current Report Form 8-K dated June 11, 2003
4.14	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003 which is incorporated by reference to out Current Report Form 8-K dated June 11, 2003
10.1	Deferred Compensation Agreement, which is incorporated by reference to Exhibit 10.2 to our registration statement on Form 10 dated August 24, 2001
10.2	Deferred Compensation Agreement, which is incorporated by reference to Exhibit 10.3 to our registration statement on Form 10 dated August 24, 2001
10.3	Executive Employment Agreement between Joseph M. Grant and Texas Capital Bancshares, Inc., dated October 8, 2002
10.4	Executive Employment Agreement between Raleigh Hortenstine III and Texas Capital Bancshares, Inc., dated October 8, 2002
10.5	Executive Employment Agreement between George F. Jones, Jr. and Texas Capital Bancshares, Inc., dated October 8, 2002
10.6	Executive Employment Agreement between C. Keith Cargill and Texas Capital Bancshares, Inc., dated October 8, 2002
10.7	Executive Employment Agreement between Peter Bartholow and Texas Capital Bancshares, Inc., dated October 6, 2003*
21	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP*

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Certification of Chief Executive Officer*
32.2	Certification of Chief Financial Officer*

*	Filed herewith

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TEXAS CAPITAL BANCSHARES, INC.

BY:	/s/ JOSEPH M. GRANT

Joseph M. Grant
Chairman of the Board of Directors and
Chief Executive Officer

Date: March 15, 2004

Signature	Title	Date

/s/ JOSEPH M. GRANT Joseph M. Grant	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	March 15, 2004

/s/ PETER BARTHOLOW Peter Bartholow	Chief Financial Officer and Director (principal financial officer)	March 15, 2004

/s/ JULIE ANDERSON Julie Anderson	Controller, Texas Capital Bank (principal accounting officer)	March 15, 2004

/s/ LEO CORRIGAN III Leo Corrigan III	Director	March 15, 2004

/s/ JAMES R. ERWIN James R. Erwin	Director	March 15, 2004

/s/ FREDERICK B. HEGI, JR. Frederick B. Hegi, Jr.	Director	March 15, 2004

/s/ JAMES R. HOLLAND, JR. James R. Holland, Jr.	Director	March 15, 2004

/s/ GEORGE F. JONES, JR. George F. Jones, Jr.	Director	March 15, 2004

/s/ LARRY A. MAKEL Larry A. Makel	Director	March 15, 2004

/s/ WALTER W. MCALLISTER III Walter W. McAllister III	Director	March 15, 2004

Signature	Title	Date

/s/ LEE ROY MITCHELL Lee Roy Mitchell	Director	March 15, 2004

/s/ STEVE ROSENBERG Steve Rosenberg	Director	March 15, 2004

/s/ JOHN C. SNYDER John C. Snyder	Director	March 15, 2004

/s/ ROBERT W. STALLINGS Robert W. Stallings	Director	March 15, 2004

/s/ JAMES CLEO THOMPSON, JR. James Cleo Thompson, Jr.	Director	March 15, 2004

/s/ IAN J. TURPIN Ian J. Turpin	Director	March 15, 2004

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan to Consolidate Texas Capital Bank with and into Resource Bank, National Association under the Charter of Resource Bank, National Association and under the Title of “Texas Capital Bank, National Association,” which is incorporated by reference to Exhibit 2.1 to our registration statement on Form 10 dated August 24, 2001
2.2	Amendment to Agreement and Plan to Consolidate, which is incorporated by reference to Exhibit 2.2 to our registration statement on Form 10 dated August 24, 2001
3.1	Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1 to our registration statement on Form 10 dated August 24, 2001
3.2	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.2 to our registration statement on Form 10 dated August 24, 2001
3.3	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.3 to our registration statement on Form 10 dated August 24, 2001
3.4	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.4 to our registration statement on Form 10 dated August 24, 2001
3.5	Amended and Restated Bylaws of Texas Capital Bancshares, Inc., which is incorporated by reference to Exhibit 3.5 to our registration statement on Form 10 dated August 24, 2001
4.1	Texas Capital Bancshares, Inc. 1999 Omnibus Stock Plan, which is incorporated by reference to Exhibit 4.1 to our registration statement on Form 10 dated August 24, 2001
4.2	Texas Capital Bancshares, Inc. 2001 Employee Stock Purchase Plan, which is incorporated by reference to Exhibit 4.2 to our registration statement on Form 10 dated August 24, 2001
4.3	Certificate of Designation in connection with Texas Capital Bancshares, Inc. 2003 6.0% Series A Convertible Preferred Stock Offering which is incorporated by reference to our Form 10-K dated March 26, 2003
4.4	Certificate of Amendment of Certificate of Designation of the 6.0% Series A Convertible Preferred Stock which is incorporated by reference as Annex A to our Definitive Proxy Statement on Schedule 14A dated August 28, 2003
4.5	Placement Agreement by and among Texas Capital Bancshares, Inc., Texas Capital Bancshares Statutory Trust I and SunTrust Capital Markets, Inc. which is incorporated by reference to our Current Report Form 8-K dated December 4, 2002
4.6	Certificate of Trust of Texas Capital Bancshares Statutory Trust I, dated November 12, 2003 which is incorporated by reference to our Current Report Form 8-K dated December 4, 2002
4.7	Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, Texas Capital Bancshares, Inc. and Joseph M. Grant, Raleigh Hortenstine III and Gregory B. Hultgren, dated November 19, 2003 which is incorporated by reference to our Current Report Form 8-K dated December 4, 2002
4.8	Indenture, dated November 19, 2003 which is incorporated by reference to our Current Report Form 8-K dated December 4, 2002
4.9	Guarantee Agreement between Texas Capital Bancshares, Inc., and State Street Bank and Trust Company of Connecticut, National Association, dated November 19, 2003 which is incorporated by reference to our Current Report Form 8-K dated December 4, 2002
4.10	Placement Agreement by and among Texas Capital Bancshares, Inc., Texas Capital Statutory Trust II and Sandler O’Neill & Partners, L.P. which is incorporated by reference to out Current Report Form 8-K dated June 11, 2003
4.11	Certificate of Trust of Texas Capital Statutory Trust II which is incorporated by reference to our Current Report Form 8-K dated June 11, 2003
4.12	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, Texas Capital Bancshares, Inc., and Joseph M Grant and Gregory B. Hultgren, dated April 10, 2003 which is incorporated by reference to our Current Report Form 8-K dated June 11, 2003
4.13	Indenture between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003 which is incorporated by reference to our Current Report Form 8-K dated June 11, 2003

Exhibit
Number	Description

4.14	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003 which is incorporated by reference to out Current Report Form 8-K dated June 11, 2003
10.1	Deferred Compensation Agreement, which is incorporated by reference to Exhibit 10.2 to our registration statement on Form 10 dated August 24, 2001
10.2	Deferred Compensation Agreement, which is incorporated by reference to Exhibit 10.3 to our registration statement on Form 10 dated August 24, 2001
10.3	Executive Employment Agreement between Joseph M. Grant and Texas Capital Bancshares, Inc., dated October 8, 2002
10.4	Executive Employment Agreement between Raleigh Hortenstine III and Texas Capital Bancshares, Inc., dated October 8, 2002
10.5	Executive Employment Agreement between George F. Jones, Jr. and Texas Capital Bancshares, Inc., dated October 8, 2002
10.6	Executive Employment Agreement between C. Keith Cargill and Texas Capital Bancshares, Inc., dated October 8, 2002
10.7	Executive Employment Agreement between Peter Bartholow and Texas Capital Bancshares, Inc., dated October 6, 2003*
21	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Certification of Chief Executive Officer*
32.2	Certification of Chief Financial Officer*

*	Filed herewith