Form 10-Q
period 2004-03-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2004-05-10
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended March 31, 2004

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

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     On April 30, 2004, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock	24,906,908
Series A-1 Non-voting Common Stock	286,934

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended March 31, 2004

ITEM 1. FINANCIAL STATEMENTS

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollars in thousands except per share data)

	Three months ended March 31
	2004	2003
Interest income
Interest and fees on loans	$16,706	$14,696
Securities	7,551	5,360
Federal funds sold	15	87
Deposits in other banks	2	3

Total interest income	24,274	20,146
Interest expense
Deposits	4,743	5,382
Federal funds purchased	320	440
Repurchase agreements	2,085	2,359
Other borrowings	226	86
Long-term debt	256	137

Total interest expense	7,630	8,404

Net interest income	16,644	11,742
Provision for loan losses	750	1,250

Net interest income after provision for loan losses	15,894	10,492
Non-interest income
Service charges on deposit accounts	857	843
Trust fee income	437	281
Gain on sale of securities	—	341
Cash processing fees	587	900
Bank owned life insurance (BOLI) income	321	414
Mortgage warehouse fees	238	279
Gain on sale of mortgage loans	463	—
Other	409	269

Total non-interest income	3,312	3,327
Non-interest expense
Salaries and employee benefits	8,123	5,379
Net occupancy expense	1,332	1,187
Advertising and affinity payments	285	193
Legal and professional	789	579
Communications and data processing	859	720
Franchise taxes	97	37
Other	1,844	1,283

Total non-interest expense	13,329	9,378

Income before income taxes	5,877	4,441
Income tax expense	1,940	1,410

Net income	3,937	3,031
Preferred stock dividends	—	(274)

Income available to common stockholders	$3,937	$2,757

Earnings per share:
Basic	$.16	$.14
Diluted	$.15	$.14

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Assets
Cash and due from banks	$55,203	$69,551
Federal funds sold	4,620	–
Securities, available-for-sale	752,861	775,338
Loans, net	1,293,500	1,212,046
Loans held for sale	72,789	80,780
Premises and equipment, net	4,635	4,672
Accrued interest receivable and other assets	48,031	48,992
Goodwill, net	1,496	1,496

Total assets	$2,233,135	$2,192,875

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$309,927	$301,886
Interest bearing	1,131,598	1,094,534
Interest bearing in foreign branches	54,366	48,610

Total deposits	1,495,891	1,445,030
Accrued interest payable	2,226	3,468
Other liabilities	7,309	6,247
Federal funds purchased	90,203	78,961
Repurchase agreements	432,291	432,255
Other borrowings	2,008	34,538
Long-term debt	20,620	20,620

Total liabilities	2,050,548	2,021,119
Stockholders’ equity:
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 24,858,683 and 24,715,607 at March 31, 2004 and December 31, 2003, respectively	248	247
Series A-1 non-voting common stock, $.01 par value:
Issued shares – 286,934 and 293,918 at March 31, 2004 and December 31, 2003, respectively	3	3
Additional paid-in capital	169,074	167,751
Retained earnings	4,424	487
Treasury stock (shares at cost: 84,274 at March 31, 2004 and December 31, 2003)	(573)	(573)
Deferred compensation	573	573
Accumulated other comprehensive income	8,838	3,268

Total stockholders’ equity	182,587	171,756

Total liabilities and stockholders’ equity	$2,233,135	$2,192,875

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands except share data)

	Series A				Series A-1
	Convertible				Non-voting
	Preferred Stock		Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2002	1,057,142	$11	18,500,812	$185	695,516	$7
Comprehensive income:
Net income	—	—	—	—	—	—
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $1,760, net of reclassification amount of $666	—	—	—	—	—	—
Total comprehensive income
Tax benefit related to exercise of stock options	—	—	—	—	—	—
Issuance of common stock	—	—	3,698,913	37	—	—
Conversion of preferred stock	(1,057,142)	(11)	2,114,284	21	—	—
Preferred dividends	—	—	—	—	—	—
Transfers	—	—	401,598	4	(401,598)	(4)
Sale of treasury stock	—	—	—	—	—	—

Balance at December 31, 2003	—	—	24,715,607	247	293,918	3
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	—
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $2,999 (unaudited)	—	—	—	—	—	—
Total comprehensive income
Tax benefit related to exercise of stock options (unaudited)	—	—	—	—	—	—
Issuance of common stock (unaudited)	—	—	136,092	1	—	—
Transfers (unaudited)	—	—	6,984	—	(6,984)	—

Balance at March 31, 2004 (unaudited)	—	$—	24,858,683	$248	286,934	$3

[Additional columns below]

[Continued from above table, first column(s) repeated]

						Accumulated
						Other
		Retained				Compre-
	Additional	Earnings	Treasury Stock			hensive
	Paid-in	(Accumulated			Deferred	Income
	Capital	Deficit)	Shares	Amount	Compensation	(Loss)	Total
Balance at December 31, 2002	$131,881	$(13,347)	(97,246)	$(668)	$573	$6,334	$124,976
Comprehensive income:
Net income	—	13,834	—	—	—	—	13,834
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $1,760, net of reclassification amount of $666	—	—	—	—	—	(3,066)	(3,066)

Total comprehensive income							10,768
Tax benefit related to exercise of stock options	412	—	—	—	—	—	412
Issuance of common stock	36,167	—	—	—	—	—	36,204
Conversion of preferred stock	(10)	—	—	—	—	—	—
Preferred dividends	(699)	—	—	—	—	—	(699)
Transfers	—	—	—	—	—	—	—
Sale of treasury stock	—	—	12,972	95	—	—	95

Balance at December 31, 2003	167,751	487	(84,274)	(573)	573	3,268	171,756
Comprehensive income:
Net income (unaudited)	—	3,937	—	—	—	—	3,937
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $2,999 (unaudited)	—	—	—	—	—	5,570	5,570

Total comprehensive income							9,507
Tax benefit related to exercise of stock options (unaudited)	428	—	—	—	—	—	428
Issuance of common stock (unaudited)	895	—	—	—	—	—	896
Transfers (unaudited)	—	—	—	—	—	—	—

Balance at March 31, 2004 (unaudited)	$169,074	$4,424	(84,274)	$(573)	$573	$8,838	$182,587

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollars in thousands)

	Three months ended March 31
	2004	2003
Operating activities
Net income	$3,937	$3,031
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	750	1,250
Depreciation and amortization	394	366
Amortization and accretion on securities	1,376	1,975
Bank owned life insurance (BOLI) income	(321)	(414)
Gain on sale of securities	—	(341)
Originations of loans held for sale	(359,016)	(452,891)
Proceeds from sales of loans held for sale	367,166	446,047
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	1,282	(1,735)
Accrued interest payable and other liabilities	(2,751)	(1,867)

Net cash provided by (used in) operating activities	12,817	(4,579)
Investing activities
Purchases of available-for-sale securities	(11,552)	(145,660)
Proceeds from sales of available-for-sale securities	—	10,694
Maturities and calls of available-for-sale securities	1,800	1,800
Principal payments received on securities	39,422	63,550
Net increase in loans	(82,420)	(50,408)
Purchase of premises and equipment, net	(300)	5

Net cash used in investing activities	(53,050)	(120,019)
Financing activities
Net increase in checking, money market and savings accounts	118,065	65,503
Net increase (decrease) in certificates of deposit	(67,204)	34,108
Issuance of common stock	896	100
Net other borrowings	(32,494)	(10,418)
Net federal funds purchased	11,242	65,100
Dividends paid	—	(280)

Net cash provided by financing activities	30,505	154,113

Net increase (decrease) in cash and cash equivalents	(9,728)	29,515
Cash and cash equivalents at beginning of period	69,551	88,744

Cash and cash equivalents at end of period	$59,823	$118,259

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$8,872	$9,380
Cash paid during the period for income taxes	200	—
Non-cash transactions:
Transfers from loans/leases to other repossessed assets	—	16
Transfers from loans/leases to premises and equipment	57	40

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

Stock-Based Compensation

At March 31, 2004, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost for options is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended March 31
	2004	2003
Net income as reported	$3,937	$3,031
Add: Total stock-based employee compensation recorded, net of related tax effects	175	61
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(370)	(238)

Pro forma net income	$3,742	$2,854

Basic income per share:
As reported	$.16	$.14
Pro forma	$.15	$.13
Diluted income per share:
As reported	$.15	$.14
Pro forma	$.14	$.13

The fair value of these options was estimated at the date of grant using a Black-Scholes value option pricing model with the following weighted average assumptions used for 2004 and 2003, respectively: a risk free interest rate of 3.56% and 2.85%, a dividend yield of 0%, a volatility factor of .286 and .001, and an estimated life of five years.

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

(2) EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except per share data):

	Three months ended March 31
	2004	2003
Numerator:
Net income	$3,937	$3,031
Preferred stock dividends	—	(274)

Numerator for basic earnings per share-income available to common stockholders	3,937	2,757
Effective of dilutive securities:
Preferred stock dividends	—	274

Numerator for dilutive earnings per share-income available to common stockholders and assumed conversion	$3,937	$3,031

Denominator:
Denominator for basic earnings per share-weighted average shares	25,108,746	19,194,023
Effective of dilutive securities:
Employee benefit plans (1)	967,009	125,053
Convertible preferred stock	—	2,114,284

Dilutive potential common shares	967,009	2,239,337

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	26,075,755	21,433,360

Basic earnings per share	$.16	$.14
Diluted earnings per share	$.15	$.14

(1)	Excludes employee stock options with exercise price equal to or greater than average market price of $15.75 for 2004 and $7.25 for 2003.

(3) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

(Dollars in thousands)	March 31, 2004
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$464,973
Standby letters of credit	24,997

QUARTERLY FINANCIAL SUMMARY – UNAUDITED

Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in thousands except per share data)

	For the three months ended			For the three months ended
	March 31, 2004			March 31, 2003
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense (1)	Rate	Balance	Expense (1)	Rate
Assets
Securities	$758,966	$7,551	4.00%	$546,120	$5,360	3.98%
Federal funds sold	6,058	15	1.00%	29,394	87	1.20%
Deposits in other banks	829	2	0.97%	979	3	1.24%
Loans held for sale	61,177	1,157	7.61%	100,177	1,460	5.91%
Loans	1,265,840	15,549	4.94%	1,019,507	13,236	5.27%
Less reserve for loan losses	17,720	—	—	14,944	—	—

Loans, net of reserve	1,309,297	16,706	5.13%	1,104,740	14,696	5.39%

Total earning assets	2,075,150	24,274	4.70%	1,681,233	20,146	4.86%
Cash and other assets	146,414			144,205

Total assets	$2,221,564			$1,825,438

Liabilities and Stockholders’ Equity
Transaction deposits	$88,635	$132	.60%	$59,584	$112	0.76%
Savings deposits	504,530	1,499	1.19%	381,587	1,640	1.74%
Time deposits	534,981	3,112	2.34%	524,622	3,630	2.81%

Total interest bearing deposits	1,128,146	4,743	1.69%	965,793	5,382	2.26%
Other borrowings	620,982	2,631	1.70%	496,617	2,885	2.36%
Long-term debt	20,620	256	4.99%	10,310	137	5.39%

Total interest bearing liabilities	1,769,748	7,630	1.73%	1,472,720	8,404	2.31%
Demand deposits	265,039			213,991
Other liabilities	10,013			11,784
Stockholders’ equity	176,764			126,943

Total liabilities and stockholders’ equity	$2,221,564			$1,825,438

Net interest income		$16,644			$11,742
Net interest income to earning assets			3.23%			2.83%

Provision for loan losses		750			1,250
Non-interest income		3,312			3,327
Non-interest expense		13,329			9,378

Income before taxes		5,877			4,441
Income tax expense		1,940			1,410

Net income		$3,937			$3,031

Earnings per share:
Net income
Basic		$.16			$.14
Diluted		$.15			$.14
Return on average equity		8.96%			9.68%
Return on average assets		.71%			.67%
Equity to assets		7.96%			6.95%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Summary of Performance

The Company recorded net income of $3.9 million or $.15 per diluted common share for the first quarter of 2004 compared to $3.0 million or $.14 per diluted common share for the first quarter of 2003. Return on average equity was 8.96% and return on average assets was .71% for the first quarter of 2004 compared to 9.68% and .67%, respectively, for the first quarter of 2003.

The increase in net income and improvement in return on assets in 2004 are attributed to growth in net interest income, which came from continued earning asset growth, as well as an improvement in net interest margin. The reduction in return on equity resulted from the effect of the $34 million increase in stockholders’ equity from the initial public offering of our common stock completed during the third quarter of 2003. Net interest income for the first quarter of 2004 increased by $4.9 million or 41.7% from $11.7 million to $16.6 million over the first quarter of 2003. The increase in net interest income was due to an increase in average earning assets of $393.9 million or 23.4%, with a 40 basis point increase in net interest margin.

Non-interest income, excluding gain on sale of securities, increased $326,000 or 10.9% compared to the first quarter of 2003. The Company benefited from growth in fees related to deposits and wealth management, and gain on sale of mortgage loans, which is related to our residential mortgage lending division that was started in the third quarter of 2003.

Non-interest expense increased $4.0 million or 42.1% compared to the first quarter of 2003. Salaries and employee benefits increased by $2.7 million or 51.0%. Total full time employees increased from 224 at March 31, 2003 to 355 at March 31, 2004; the increase related to continued growth, staffing for the new Houston office and the start-up of the residential mortgage lending division.

Net Interest Income

Net interest income was $16.6 million for the first quarter of 2004, compared to $11.7 million for the first quarter of 2003. The increase was due to an increase in average earning assets of $393.9 million as compared to the first quarter of 2003 and a 40 basis point increase in net interest margin. The increase in average earning assets included a $204.6 million increase in average net loans and a $212.8 million increase in average securities. For the quarter ended March 31, 2004, average net loans and securities represented 63% and 37%, respectively, of average earning assets compared to 66% and 32% in the same quarter of 2003. The decrease in loan percentage reflects management’s decision to tighten lending standards beginning in 2001 and continuing during 2003 pending clearer signs of improvement in the U.S. economy. While we continue to apply prudent lending standards, loan growth in the first quarter of 2004 in our core loan portfolio (excluding loans held for sale) totaled $82.0 million. Our securities percentage has increased as we have continued to use additional securities to increase our earnings and improve our return on equity by taking advantage of market spreads.

Average interest bearing liabilities increased $297.0 million from the first quarter of 2003, which included a $162.4 million increase in interest bearing deposits and a $124.4 million increase in other borrowings. The increase in average borrowings was primarily related to an increase in securities sold under repurchase agreements and was used to supplement deposits in funding loan growth and securities purchases. The average cost of interest bearing liabilities decreased from 2.31% for the quarter ended March 31, 2003 to 1.73% for the same period of 2004, reflecting the reduction in market interest rates.

TABLE 1 — VOLUME/RATE ANALYSIS
(Dollars in thousands)

	Three months ended March 31, 2004/2003
		Change Due To (1)
	Change	Volume	Yield/Rate
Interest income:
Securities	$2,191	$2,151	$40
Loans held for sale	(303)	(561)	258
Loans	2,313	3,336	(1,023)
Federal funds sold	(72)	(69)	(3)
Deposits in other banks	(1)	—	(1)

Total	4,128	4,857	(729)
Interest expense:
Transaction deposits	20	56	(36)
Savings deposits	(141)	522	(663)
Time deposits	(518)	103	(621)
Borrowed funds	(135)	736	(871)

Total	(774)	1,417	(2,191)

Net interest income	$4,902	$3,440	$1,462

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Net interest margin, the ratio of net interest income to average earning assets, was 3.23% for the first quarter of 2004 compared to 2.83% for the first quarter of 2003. The increase was due to a slight decrease in the earning asset yield from the first quarter of 2003, and a much larger decrease in the cost of liabilities.

Non-interest Income

Non-interest income, excluding gain on sale of securities, increased $326,000 compared to the same quarter of 2003. This increase was due to the increase in deposits, which resulted in a higher volume of transactions. Trust fee income increased $156,000, due to continued growth of trust assets in 2003 and 2004. Gain on sale of mortgage loans totaled $463,000 and relates to our newly created residential mortgage lending division. Cash processing fees totaled $587,000 for the first quarter of 2004 compared to $900,000 for the same quarter of 2003. These fees are related to a special project that has occurred in the first quarter of 2002, 2003 and 2004. 2004 fees are lower than 2003 fees due to smaller participation and more competitive pricing.

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

TABLE 2 – NON-INTEREST INCOME
(Dollars in thousands)

	Three months ended March 31
	2004	2003
Service charges on deposit accounts	$857	$843
Trust fee income	437	281
Gain on sale of securities	—	341
Cash processing fees	587	900
Bank owned life insurance (BOLI) income	321	414
Mortgage warehouse fees	238	279
Gain on sale of mortgage loans	463	—
Other	409	269

Total non-interest income	$3,312	$3,327

Non-interest Expense

Non-interest expense for the first quarter of 2004 increased $4.0 million or 42.1% compared to the first quarter of 2003. Salaries and employee benefits increased by $2.7 million or 51.0%. Total full time employees increased from 224 at March 31, 2003 to 355 at March 31, 2004. Additional employees include employees hired in the new Houston office, employees in our recently created residential mortgage lending division as well as additional employees in our lending and support functions.

Advertising expense increased $92,000 or 47.7%. Advertising expense for the three months ended March 31, 2004 included $27,000 of direct marketing and branding and $258,000 for the purchase of miles related to the American Airlines AAdvantage® program, compared to $31,000 of direct marketing and branding and $162,000 for the purchase of miles during the same period for 2003.

Net occupancy expense for the three months ended March 31, 2004 increased by $145,000 or 12.2% compared to the same quarter in 2003 and is related to our continued growth, the new Houston office and the start-up of the residential mortgage lending division. Legal and professional expense for the three months ended March 31, 2004 increased $210,000 or 36.3% compared to the same quarter in 2003. Communications and data processing expense for the three months ended March 31, 2004 increased $139,000 or 19.3% compared to the same quarter in 2003. Both increases are due to continued growth.

TABLE 3 – NON-INTEREST EXPENSE
(Dollars in thousands)

	Three months ended March 31
	2004	2003
Salaries and employee benefits	$8,123	$5,379
Net occupancy expense	1,332	1,187
Advertising and affinity payments	285	193
Legal and professional	789	579
Communications and data processing	859	720
Franchise taxes	97	37
Other	1,844	1,283

Total non-interest expense	$13,329	$9,378

Analysis of Financial Condition

The aggregate loan portfolio at March 31, 2004 increased $73.8 million from December 31, 2003 to $1.39 billion. Commercial loans increased $44.9 million and real estate loans increased $17.4 million. Construction loans and consumer loans increased $18.5 million and $2.8 million, respectively, and leases decreased $1.8 million.

TABLE 4 – LOANS
(Dollars in thousands)

	March 31,	December 31,
	2004	2003
Commercial	$653,458	$608,542
Construction	274,597	256,134
Real estate	356,511	339,069
Consumer	19,349	16,564
Leases	11,363	13,152
Loans held for sale	72,789	80,780

Total	$1,388,067	$1,314,241

We continue to lend primarily in Texas. As of March 31, 2004, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased individual leases and loan and lease pools (primarily commercial and industrial equipment and vehicles), as well as selected loan participations and USDA government guaranteed loans.

Summary of Loan Loss Experience

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $18.0 million at March 31, 2004, $17.7 million at December 31, 2003 and $15.9 million at March 31, 2003. This represents 1.30%, 1.35% and 1.35% of total loans at March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. The Company recorded a provision of $750,000 for the quarter ended March 2004 and $1.3 million for the same quarter in 2003. These provisions were made to reflect management’s assessment of the risk of loan losses specifically including the significant growth in outstanding loans during each of these periods.

The reserve for loan losses is comprised of specific reserves for impaired loans and an estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We regularly evaluate our reserve for loan losses to maintain an adequate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of specific reserves include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All loan commitments rated substandard or worse and greater than $1,000,000 are specifically reviewed and a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans greater than $50,000. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate that portion of the required reserve assigned to unfunded loan commitments.

The reserve allocation percentages assigned to each credit grade have been developed based on an analysis of the Company’s historical loss rates and historical loss rates at selected peer banks, adjusted for certain qualitative factors. Qualitative adjustments for such things as general economic conditions, changes in credit policies and lending standards, and changes in the trend and severity of problem loans, can cause the estimation of future losses to differ from past experience. The unallocated portion of the general reserve serves to compensate for additional areas of uncertainty and considers industry trends. In addition, the reserve considers the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio.

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

TABLE 5 – SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)

	Three months ended		Three months ended	Year ended
	March 31,		March 31,	December 31,
	2004		2003	2003
Beginning balance	$17,727		$14,538	$14,538
Loans charged-off:
Commercial	—		—	50
Real estate	—		—	402
Consumer	—		—	5
Leases	493		13	618

Total	493		13	1,075
Recoveries:
Commercial	—		78	78
Leases	27		40	161

Total recoveries	27		118	239

Net charge-offs (recoveries)	466		(105)	836
Provision for loan losses	750		1,250	4,025

Ending balance	$18,011		$15,893	$17,727

Reserve for loan losses to loans outstanding at end of period	1.30%		1.35%	1.35%
Net charge-offs (recoveries) to average loans (1)	.14%		(.04)%	.07%
Provision for loan losses to average loans (1)	.23%		.45%	.33%
Recoveries to gross charge-offs	5.48%		907.69%	22.23%
Reserve as a multiple of net charge-offs	38.7	x	—	21.2	x
Non-performing and renegotiated loans:
Loans past due (90 days) (2)	$6,250		$38	$7
Non-accrual	6,953		3,769	10,217

Total	$13,203		$3,807	$10,224

Reserve as a percent of non-performing and renegotiated loans (2)	136.42%		417.47%	173.39%

(1)	Interim period ratios are annualized.

(2)	Subsequent to March 31, 2004, a $6.0 million past due loan was refinanced resulting in a reduction of total non-performing loans to $7.2 million and increasing the allowance to non-performing loans ratio from 136.42% to 250.05%.

Non-performing Assets

Non-performing assets include non-accrual loans and leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. The table below summarizes our non-accrual loans by type:

	March 31,	December 31,	March 31,
	2004	2003	2003
	(In thousands)
Non-accrual loans:
Commercial	$157	$4,124	$815
Construction	5,191	4,562	95
Real estate	375	375	1,261
Consumer	142	105	12
Leases	1,088	1,051	1,586

Total non-accrual loans	$6,953	$10,217	$3,769

At March 31, 2004, we had $6,250,000 in loans past due 90 days and still accruing interest. Subsequent to March 31, 2004, a $6.0 million past due loan was refinanced resulting in a reduction of total non-performing loans. At March 31, 2004, we had $64,000 in other repossessed assets.

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of March 31, 2004, approximately $4.0 million of our non-accrual loans were earning on a cash basis.

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

Liquidity and Capital Resources

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our bank’s Balance Sheet Management Committee (BSMC), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2003 and for the three months ended March 31, 2004, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank).

Since early 2001, our liquidity needs have primarily been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding as possible from deposits of these core customers, which as of March 31, 2004, comprised $1,405.8 million, or 94.0%, of total deposits. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect, our internet banking facility.

In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. As of March 31, 2004, brokered retail CDs comprised $90.1 million, or 6.0%, of total deposits. Our dependence on retail brokered CDs is limited by our internal funding guidelines, which as of March 31, 2004, limited borrowing from this source to 10-20% of total deposits.

Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), securities sold under repurchase agreements, treasury, tax and loan notes, and advances from the Federal Home Loan Bank, or FHLB. As of March 31, 2004, our borrowings consisted of a total of $416.4 million of securities sold under repurchase agreements, $90.2 million of downstream federal funds purchased, $15.9 million from customer repurchase agreements, and $2.0 million of treasury, tax and loan notes. Credit availability from the FHLB is based on our bank’s financial and operating condition and borrowing collateral we hold with the FHLB. At March 31, 2004, we had no borrowings from the FHLB. Our unused FHLB borrowing capacity at March 31, 2004 was approximately $200.0 million. As of March 31, 2004, we had unused upstream federal fund lines available from commercial banks of approximately $72.6 million. During the three months ended March 31, 2004, our average other borrowings from these sources were $621.0 million or 28.0% of average assets, which is well within our internal funding guidelines, which limit our dependence on borrowing sources to 25-30% of total assets. The maximum amount of borrowed funds outstanding at any month-end during the first three months of 2004 was $622.5 million, or 27.8%, of total assets.

As of March 31, 2004, our significant fixed and determinable contractual obligations to third parties were as follows:

		After One	After Three
	Within	but Within	but Within	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity (1)	$955,760	$—	$—	$—	$955,760
Time deposits (1)	405,395	114,948	19,788	—	540,131
Federal funds purchased	90,203	—	—	—	90,203
Securities sold under repurchase agreements	267,016	138,150	11,200	—	416,366
Customer repurchase agreements	15,925	—	—	—	15,925
Treasury, tax and loan notes	2,008	—	—	—	2,008
Operating lease obligations	3,178	6,429	6,120	4,203	19,930
Long-term debt	—	—	—	20,620	20,620

Total contractual obligations	$1,739,485	$259,527	$37,108	$24,823	$2,060,943

(1) Excludes interest

     The contractual amount of our financial instruments with off-balance sheet risk expiring by period at March 31, 2004 is presented below:

		After One	After Three
	Within	but Within	but Within	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Commitments to extend credit	$263,108	$171,270	$19,493	$11,102	$464,973
Standby letters of credit	22,038	2,959	—	—	24,997

Total financial instruments with off-balance sheet risk	$285,146	$174,229	$19,493	$11,102	$489,970

Due to the nature of our unfunded loan commitments, including unfunded lines of credit, the amounts presented in the table above do not necessarily represent amounts that we anticipate funding in the periods presented above.

Our equity capital averaged $176.8 million for the three months ended March 31, 2004 as compared to $126.9 million for the same period in 2003. This increase reflects our retention of net earnings during this period and the IPO proceeds. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.

TABLE 6 – CAPITAL RATIOS

	March 31,	March 31,
	2004	2003
Risk-based capital:
Tier 1 capital	11.73%	9.69%
Total capital	12.84%	10.88%
Leverage	8.67%	7.15%

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

We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 to the consolidated financial statements in our 2003 Form 10K filed with the SEC. Not all these significant accounting policies require management to make difficult, subjective, or complex judgments. However, the policies noted below could be deemed to meet the SEC’s definition of critical accounting policies.

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

Management considers the policies related to income taxes to be critical to the financial statement presentation. The Company utilizes the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon the difference between the values of the assets and liabilities as reflected in the financial statements and their related tax basis using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. As changes in tax law or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation reserve is provided against deferred tax assets unless it is more likely than not that such deferred tax assets will be realized. In 2003, as a result of a reassessment of our ability to generate sufficient earnings to allow the utilization of our deferred tax assets, we believed it was more likely than not that the deferred tax assets will be realized. Accordingly, in compliance with SFAS No. 109, we reversed the valuation allowance and certain related tax reserves during the period.

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

The responsibility for managing market risk rests with the BSMC, which operates under policy guidelines established by our board of directors. The negative acceptable variation in net interest revenue due to a 200 basis point increase or decrease in interest rates is generally limited by these guidelines to +/- 10%. These guidelines also establish maximum levels for short-term borrowings, short-term assets, and public and brokered deposits. They also establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is the ongoing responsibility of the BSMC, with exceptions reported to the full board of directors on a quarterly basis.

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
	200 bp Increase	100 bp Decrease
	March 31, 2004	March 31, 2004
Change in net interest income	$10,343	$(5,825)

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of March 31, 2004 and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, filed herewith.

(b)	Report on Form 8-K

Current report filed on Form 8-K regarding Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 12 (Results of Operations and Financial Condition) dated January 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS CAPITAL BANCSHARES, INC.

Date: May 10, 2004	/s/Peter B. Bartholow Peter B. Bartholow Chief Financial Officer (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, filed herewith.