Form 10-Q
period 2004-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2004-08-06
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended June 30, 2004

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

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒   No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     On July 31, 2004, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock	24,978,618
Series A-1 Non-voting Common Stock	281,056

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended June 30, 2004

ITEM 1. FINANCIAL STATEMENTS

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Interest income
Interest and fees on loans	$17,498	$15,981	$34,204	$30,677
Securities	7,536	5,335	15,087	10,695
Federal funds sold	18	43	33	130
Deposits in other banks	4	4	6	7

Total interest income	25,056	21,363	49,330	41,509
Interest expense
Deposits	4,948	5,597	9,691	10,979
Federal funds purchased	294	469	614	909
Repurchase agreements	2,250	2,320	4,335	4,679
Other borrowings	56	60	282	146
Long-term debt	256	253	512	390

Total interest expense	7,804	8,699	15,434	17,103

Net interest income	17,252	12,664	33,896	24,406
Provision for loan losses	363	1,600	1,113	2,850

Net interest income after provision for loan losses	16,889	11,064	32,783	21,556
Non-interest income
Service charges on deposit accounts	891	897	1,748	1,740
Trust fee income	454	306	891	587
Gain on sale of securities	–	345	–	686
Cash processing fees	–	73	587	973
Bank owned life insurance (BOLI) income	329	428	650	842
Mortgage warehouse fees	274	424	512	703
Gain on sale of mortgage loans	729	–	1,192	–
Other	439	345	851	614

Total non-interest income	3,116	2,818	6,431	6,145
Non-interest expense
Salaries and employee benefits	7,964	5,857	16,094	11,236
Net occupancy expense	1,341	1,199	2,675	2,386
Advertising and affinity payments	296	199	581	392
Legal and professional	779	930	1,572	1,509
Communications and data processing	995	736	1,854	1,456
Franchise taxes	56	37	153	74
Repurchase agreement penalties	–	6,262	–	6,262
Other	2,065	1,681	3,899	2,964

Total non-interest expense	13,496	16,901	26,828	26,279

Income (loss) before income taxes	6,509	(3,019)	12,386	1,422
Income tax expense (benefit)	2,149	(6,876)	4,089	(5,466)

Net income	4,360	3,857	8,297	6,888
Preferred stock dividends	–	(276)	–	(550)

Income available to common stockholders	$4,360	$3,581	$8,297	$6,338

Earnings per share:
Basic	$.17	$.19	$.33	$.33
Diluted	$.17	$.18	$.32	$.32

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Cash and due from banks	$90,754	$69,551
Federal funds sold	59,970	–
Securities, available-for-sale	783,234	775,338
Loans held for sale	58,058	80,780
Loans held for investment (net of unearned income)	1,364,106	1,229,773
Less: Allowance for loan losses	(18,278)	(17,727)

Loans held for investment, net	1,345,828	1,212,046
Premises and equipment, net	4,719	4,672
Accrued interest receivable and other assets	55,544	48,992
Goodwill, net	1,496	1,496

Total assets	$2,399,603	$2,192,875

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$359,628	$301,886
Interest bearing	1,174,284	1,094,534
Interest bearing in foreign branches	94,485	48,610

Total deposits	1,628,397	1,445,030
Accrued interest payable	2,832	3,468
Other liabilities	4,023	6,247
Federal funds purchased	97,972	78,961
Repurchase agreements	467,686	432,255
Other borrowings	3,746	34,538
Long-term debt	20,620	20,620

Total liabilities	2,225,276	2,021,119
Stockholders’ equity:
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 24,978,518 and 24,715,607 at June 30, 2004 and December 31, 2003, respectively	250	247
Series A-1 non-voting common stock, $.01 par value:
Issued shares – 281,056 and 293,918 at June 30, 2004 and December 31, 2003, respectively	3	3
Additional paid-in capital	170,147	167,751
Retained earnings	8,784	487
Treasury stock (shares at cost: 84,274 at June 30, 2004 and December 31, 2003)	(573)	(573)
Deferred compensation	573	573
Accumulated other comprehensive income (loss)	(4,857)	3,268

Total stockholders’ equity	174,327	171,756

Total liabilities and stockholders’ equity	$2,399,603	$2,192,875

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands except share data)

	Series A				Series A-1
	Convertible				Non-voting
	Preferred Stock		Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2002	1,057,142	$11	18,500,812	$185	695,516	$7
Comprehensive income:
Net income	–	–	–	–	–	–
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $1,760, net of reclassification amount of $666	–	–	–	–	–	–
Total comprehensive income Tax benefit related to exercise of stock options	–	–	–	–	–	–
Issuance of common stock	–	–	3,698,913	37	–	–
Conversion of preferred stock	(1,057,142)	(11)	2,114,284	21	–	–
Preferred dividends	–	–	–	–	–	–
Transfers	–	–	401,598	4	(401,598)	(4)
Sale of treasury stock	–	–	–	–	–	–

Balance at December 31, 2003	–	–	24,715,607	247	293,918	3
Comprehensive income:
Net income (unaudited)	–	–	–	–	–	–
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of ($4,375) (unaudited)	–	–	–	–	–	–
Total comprehensive income Tax benefit related to exercise of stock options (unaudited)	–	–	–	–	–	–
Issuance of common stock (unaudited)	–	–	250,049	3	–	–
Transfers (unaudited)	–	–	12,862	–	(12,862)	–

Balance at June 30, 2004 (unaudited)	–	$–	24,978,518	$250	281,056	$3

[Additional columns below]

[Continued from above table, first column(s) repeated]

						Accumulated
						Other
		Retained				Compre-
	Additional	Earnings	Treasury Stock			hensive
	Paid-in	(Accumulated			Deferred	Income
	Capital	Deficit)	Shares	Amount	Compensation	(Loss)	Total
Balance at December 31, 2002	$131,881	$(13,347)	(97,246)	$(668)	$573	$6,334	$124,976
Comprehensive income:
Net income	–	13,834	–	–	–	–	13,834
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $1,760, net of reclassification amount of $666	–	–	–	–	–	(3,066)	(3,066)

Total comprehensive income							10,768
Tax benefit related to exercise of stock options	412	–	–	–	–	–	412
Issuance of common stock	36,167	–	–	–	–	–	36,204
Conversion of preferred stock	(10)	–	–	–	–	–	–
Preferred dividends	(699)	–	–	–	–	–	(699)
Transfers	–	–	–	–	–	–	–
Sale of treasury stock	–	–	12,972	95	–	–	95

Balance at December 31, 2003	167,751	487	(84,274)	(573)	573	3,268	171,756
Comprehensive income:
Net income (unaudited)	–	8,297	–	–	–	–	8,297
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of ($4,375) (unaudited)	–	–	–	–	–	(8,125)	(8,125)

Total comprehensive income							172
Tax benefit related to exercise of stock options (unaudited)	657	–	–	–	–	–	657
Issuance of common stock (unaudited)	1,739	–	–	–	–	–	1,742
Transfers (unaudited)	–	–	–	–	–	–	–

Balance at June 30, 2004 (unaudited)	$170,147	$8,784	(84,274)	$(573)	$573	$(4,857)	$174,327

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Six Months Ended June 30
	2004	2003
Operating activities
Net income	$8,297	$6,888
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,113	2,850
Depreciation and amortization	788	710
Amortization and accretion on securities	2,820	4,580
Bank owned life insurance (BOLI) income	(650)	(842)
Gain on sale of securities	–	(686)
Originations of loans held for sale	(802,676)	(1,152,374)
Proceeds from sales of loans held for sale	825,812	1,111,305
Impact of reversing tax valuation allowance	–	(5,929)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(5,574)	(3,984)
Accrued interest payable and other liabilities	2,172	(4,499)

Net cash provided by (used in) operating activities	32,102	(41,981)
Investing activities
Purchases of available-for-sale securities	(136,661)	(304,700)
Proceeds from sales of available-for-sale securities	–	42,914
Maturities and calls of available-for-sale securities	6,345	6,900
Principal payments received on securities	107,100	154,955
Net increase in loans	(135,827)	(88,366)
Purchase of premises and equipment, net	(645)	(371)

Net cash used in investing activities	(159,688)	(188,668)
Financing activities
Net increase in checking, money market and savings accounts	181,878	124,009
Net increase in certificates of deposit	1,489	19,778
Sale of common stock	1,742	470
Issuance of long-term debt	–	10,310
Net other borrowings	4,639	(19,058)
Net federal funds purchased	19,011	72,565
Dividends paid	–	(554)

Net cash provided by financing activities	208,759	207,520

Net increase (decrease) in cash and cash equivalents	81,173	(23,129)
Cash and cash equivalents at beginning of period	69,551	88,744

Cash and cash equivalents at end of period	$150,724	$65,615

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$16,070	$17,526
Cash paid during the period for income taxes	3,900	5,720
Non-cash transactions:
Transfers from loans/leases to other repossessed assets	328	52
Transfers from loans/leases to premises and equipment	190	91

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

Stock-Based Compensation

At June 30, 2004, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost for options is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income:
Net income as reported	$4,360	$3,857	$8,297	$6,888
Add: Total stock-based employee compensation recorded net of tax	71	61	246	241
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of tax	(238)	(208)	(578)	(576)

Pro forma net income	$4,193	$3,710	$7,965	$6,553

Basic income per share:
As reported	$.17	$.19	$.33	$.33
Pro forma	$.17	$.18	$.32	$.31
Diluted income per share:
As reported	$.17	$.18	$.32	$.32
Pro forma	$.16	$.17	$.30	$.30

The fair value of these options was estimated at the date of grant using a Black-Scholes value option pricing model with the following weighted average assumptions used for 2004 and 2003, respectively: a risk free interest rate of 3.84% and 2.95%, a dividend yield of 0%, a volatility factor of .289 and .196, and an estimated life of five years.

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

(2) EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share and per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Numerator:
Net income	$4,360	$3,857	$8,297	$6,888
Preferred stock dividends	–	(276)	–	(550)

Numerator for basic earnings per share- income available to common stockholders
Effective of dilutive securities:	4,360	3,581	8,297	6,338
Preferred stock dividends	–	276	–	550

Numerator for dilutive earnings per share-income available to common stockholders and assumed conversion	$4,360	$3,857	$8,297	$6,888

Denominator:
Denominator for basic earnings per share-weighted average shares
Effective of dilutive securities:	25,244,920	19,211,280	25,176,833	19,202,699
Employee stock options (1)	895,160	183,685	931,084	154,531
Convertible preferred stock	–	2,114,284	–	2,114,284

Dilutive potential common shares	895,160	2,297,969	931,084	2,268,815

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	26,140,080	21,509,249	26,107,917	21,471,514

Basic earnings per share	$.17	$.18	$.32	$.32
Diluted earnings per share	$.17	$.19	$.33	$.33

(1)	Stock options outstanding of 27,500 in 2004 have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock.

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

June 30, 2004
Financial instruments whose contract amounts represent credit risk (dollars in thousands):
Commitments to extend credit	$492,925
Standby letters of credit	30,209

QUARTERLY FINANCIAL SUMMARY – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in thousands except per share data)

	For the three months ended			For the three months ended
	June 30, 2004			June 30, 2003
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense (1)	Rate	Balance	Expense (1)	Rate
Assets
Securities	$766,007	$7,536	3.96%	$620,239	$5,335	3.45%
Federal funds sold	7,686	18	0.94%	13,220	43	1.30%
Deposits in other banks	995	4	1.62%	923	4	1.74%
Loans held for sale	68,922	1,456	8.50%	141,375	1,944	5.52%
Loans held for investment	1,326,066	16,042	4.87%	1,066,440	14,037	5.28%
Less reserve for loan losses	18,205	–	–	16,100	–	–

Loans, net of reserve	1,376,783	17,498	5.11%	1,191,715	15,981	5.38%

Total earning assets	2,151,471	25,056	4.68%	1,826,097	21,363	4.69%
Cash and other assets	138,399			120,977

Total assets	$2,289,870			$1,947,074

Liabilities and Stockholders’ Equity
Transaction deposits	$95,031	$140	0.59%	$62,476	$121	.78%
Savings deposits	560,182	1,639	1.18%	407,081	1,629	1.61%
Time deposits	566,369	3,169	2.25%	575,325	3,847	2.68%

Total interest bearing deposits	1,221,582	4,948	1.63%	1,044,882	5,597	2.15%
Other borrowings	574,942	2,600	1.82%	495,511	2,849	2.31%
Long-term debt	20,620	256	4.99%	19,600	253	5.18%

Total interest bearing liabilities	1,817,144	7,804	1.73%	1,559,993	8,699	2.24%

Demand deposits	289,973			246,822
Other liabilities	8,047			11,619
Stockholders’ equity	174,706			128,640

Total liabilities and stockholders’ equity	$2,289,870			$1,947,074

Net interest income		$17,252			$12,664
Net interest income to earning assets			3.23%			2.78%

Provision for loan losses		363			1,600
Non-interest income		3,116			2,818
Non-interest expense		13,496			16,901

Income (loss) before income taxes		6,509			(3,019)
Income tax expense (benefit)		2,149			(6,876)

Net income		$4,360			$3,857

Earnings per share:
Basic		$.17			$.19
Diluted		$.17			$.18
Return on average equity		10.04%			12.03%
Return on average assets		.77%			.80%
Equity to assets		7.63%			6.61%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

QUARTERLY FINANCIAL SUMMARY – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in thousands except per share data)

	For the six months ended			For the six months ended
	June 30, 2004			June 30, 2003
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense (1)	Rate	Balance	Expense (1)	Rate
Assets
Securities	$762,486	$15,087	3.98%	$583,384	$10,695	3.70%
Federal funds sold	6,872	33	.97%	21,262	130	1.23%
Deposits in other banks	912	6	1.32%	951	7	1.48%
Loans held for sale	65,050	2,613	8.08%	120,890	3,404	5.68%
Loans held for investment	1,295,953	31,591	4.90%	1,043,103	27,273	5.27%
Less reserve for loan losses	17,963	–	–	15,525	–	–

Loans, net of reserve	1,343,040	34,204	5.12%	1,148,468	30,677	5.39%

Total earning assets	2,113,310	49,330	4.69%	1,754,065	41,509	4.77%
Cash and other assets	142,407			132,527

Total assets	$2,255,717			$1,886,592

Liabilities and Stockholders’ Equity
Transaction deposits	$91,833	$271	.59%	$61,038	$233	.77%
Savings deposits	532,356	3,138	1.19%	394,404	3,269	1.67%
Time deposits	550,675	6,281	2.29%	550,114	7,477	2.74%

Total interest bearing deposits	1,174,864	9,691	1.66%	1,005,556	10,979	2.20%
Other borrowings	597,962	5,231	1.76%	496,061	5,734	2.33%
Long-term debt	20,620	512	4.99%	14,980	390	5.25%

Total interest bearing liabilities	1,793,446	15,434	1.73%	1,516,597	17,103	2.27%

Demand deposits	277,506			230,497
Other liabilities	9,030			11,702
Stockholders’ equity	175,735			127,796

Total liabilities and stockholders’ equity	$2,255,717			$1,886,592

Net interest income		$33,896			$24,406
Net interest income to earning assets			3.23%			2.81%

Provision for loan losses		1,113			2,850
Non-interest income		6,431			6,145
Non-interest expense		26,828			26,279

Income before income taxes		12,386			1,422
Income tax expense (benefit)		4,089			(5,466)

Net income		$8,297			$6,888

Earnings per share:
Basic		$.33			$.33
Diluted		$.32			$.32
Return on average equity		9.49%			10.87%
Return on average assets		.74%			.74%
Equity to assets		7.79%			6.77%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

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

For a more complete discussion of important factors that could cause results to differ materially from the forward looking statements included in this Report, including the factors listed above, see the discussion in our Annual Report on Form 10-K for the year ending December 31, 2003 under the caption “Investment Considerations”.

We have no obligation to update or revise any forward looking statements as a result of new information or future events. In light of these assumptions, risks and uncertainties, the events discussed in any forward looking statements in this quarterly report might not occur.

Results of Operations

Summary of Performance

The Company recorded net income of $4.4 million, or $.17 per diluted common share, for the second quarter of 2004 compared to $3.9 million, or $.18 per diluted common share ($.11 on an as adjusted basis; see non-GAAP disclosure on page 13), for the second quarter of 2003. Return on average equity was 10.04% and return on average assets was .77% for the second quarter of 2004 compared to 12.03% and .80% (7.23% and .48% on an as adjusted basis; see non-GAAP disclosure on page 13), respectively, for the second quarter of 2003.

The increase in net income and improvement in return on assets in 2004 are attributed to growth in net interest income, which came from continued earning asset growth, as well as an improvement in net interest margin. Net interest income for the second quarter of 2004 increased by $4.6 million, or 36%, from $12.7 million to $17.3 million over the second quarter of 2003. The increase in net interest income was due to an increase in average earning assets of $325.4 million, or 18%, with a 45 basis point increase in net interest margin.

Non-interest income, excluding gain on sale of securities, increased $643,000, or 26%, compared to the second quarter of 2003. The Company benefited from growth in fees related to wealth management, and gain on sale of mortgage loans, which is related to our residential mortgage lending division that was started in the third quarter of 2003.

Non-interest expense increased $3.1 million, or 30% (net of $6.3 million in repurchase penalties and $250,000 in separation expenses), compared to the second quarter of 2003. The increase is primarily related to a $2.4 million increase in salaries and employee benefits to $8.0 million from $5.6 million (net of $250,000 in separation expenses). The increase related to general business growth, staffing for the new Houston office and the start-up of the residential mortgage lending division.

Non-GAAP Financial Measure

During the quarter ended June 30, 2003, net income included the impact of reversing our deferred tax asset valuation allowance of $5.9 million, $6.3 million in penalties related to unwinding repurchase agreements prior to maturity and approximately $250,000 in separation expense related to the resignation of a senior officer. For the quarter ended June 30, 2003, adjusted income, or income per share excluding the impact of reversing the valuation allowance, unwinding penalties and separation expense would have been $0.11, on a diluted basis. Adjusted income per share, or income per share excluding the impact of reversing the valuation allowance, unwinding penalties and separation expense for the quarter ended June 30, 2003 is a non-GAAP financial measure. As disclosed in our second quarter 2003 Form 10Q, management believes that this non-GAAP financial measure is useful to investors and to management because they provide additional information that more closely reflects our intrinsic operating performance and growth. Reversal of the entire valuation allowance was based on our assessment of our ability to generate earnings to allow the deferred tax assets to be realized which is supported by our current earnings trends. We unwound certain repurchase agreements, incurring the unwinding penalties, in order to take advantage of historical lows in interest rates, which had decreased on similar repurchase agreements by approximately 1.4 percent since the time we entered into the original repurchase agreements. Although we have experienced employee separations in the past, this was the first separation with an executive who had entered into an employee agreement with us. We currently have only four other employees with employment agreements. Since we have not had any reversals of valuation allowances, unwinding penalties or separation expenses related to employees who have employment agreements in our operating history, we believe that this non-GAAP financial measure is useful to investors and to management to understand the development of our income per share results since our formation and to help in comparing our intrinsic operating performance in different periods. Management also uses this measure internally to evaluate our performance and manage our operations. This measurement should not be regarded as a replacement for corresponding GAAP measures, including net income.

The following table reconciles income per share excluding the impact of reversing the valuation allowance, unwinding penalties and separation expense to income per share, which is the most directly comparable financial measure presented in accordance with GAAP.

Reconciliation of GAAP to income per share, excluding the impact of reversing the valuation allowance, unwinding penalties and separation expense.

(In thousands, except share and per share data)

	Three Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2003
	(Unaudited)
Net income	$3,857	$6,888
Repurchase agreement unwinding penalties	6,262	6,262
Executive separation	250	250
Tax effect of repurchase agreement unwinding penalties and separation costs	(2,120)	(2,120)
Impact of reversing deferred tax asset valuation allowance	(5,929)	(5,929)

Income excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	2,320	5,351
Preferred stock dividends	(276)	(550)

Numerator used to calculate basic income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	2,044	4,801
Effect of dilutive securities	276	550

Numerator used to calculate income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	$2,320	$5,351

Denominator used for GAAP and basic income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	19,211,280	19,202,699
Denominator used for GAAP and diluted income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	21,509,249	21,471,514
Basic income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	$.11	$.25
Diluted income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	$.11	$.25

Net Interest Income

Net interest income was $17.3 million for the second quarter of 2004, compared to $12.7 million for the second quarter of 2003. The increase was due to an increase in average earning assets of $325.4 million as compared to the second quarter of 2003 and a 45 basis point increase in net interest margin. The increase in average earning assets included a $259.6 million increase in average loans held for investment and a $145.8 million increase in average securities. For the quarter ended June 30, 2004, average net loans and securities represented 64% and 36%, respectively, of average earning assets compared to 65% and 34% in the same quarter of 2003. While we continue to apply prudent lending standards, loan growth in the second quarter of 2004 in our core loan portfolio (excluding loans held for sale) totaled $52.6 million. Our securities percentage has increased as we have continued to use additional securities to increase our earnings and improve our return on equity by taking advantage of market spreads.

Average interest bearing liabilities increased $257.2 million from the second quarter of 2003, which included a $176.7 million increase in interest bearing deposits and a $79.4 million increase in other borrowings. The increase in average borrowings was primarily related to an increase in securities sold under repurchase agreements and was used to supplement deposits in funding loan growth and securities purchases. The average cost of interest bearing liabilities decreased from 2.24% for the quarter ended June 30, 2003 to 1.73% for the same period of 2004, reflecting the reduction in market interest rates.

Net interest income was $33.9 million for the first six months of 2004, compared to $24.4 million for the same period of 2003. The increase was due to an increase in average earning assets of $359.2 million as compared to 2003 and a 42 basis point increase in net interest margin. The increase in average earning assets included a $252.9 million increase in average loans held for investment and a $179.1 million increase in average securities. For the six months ended June 30, 2004, average net loans and securities represented 64% and 36%, respectively, of average earning assets compared to 65% and 33% in the same period of 2003.

Average interest bearing liabilities increased $276.8 million from the second quarter of 2003, which included a $169.3 million increase in interest bearing deposits and a $101.9 million increase in other borrowings. The increase in average borrowings was primarily related to an increase in securities sold under repurchase agreements and was used to supplement deposits in funding loan growth and securities purchases. The average cost of interest bearing liabilities decreased from 2.27% for the six months ended June 30, 2003 to 1.73% for the same period of 2004, reflecting the reduction in market interest rates.

TABLE 1 — VOLUME/RATE ANALYSIS
(In thousands)

	Three Months Ended			Six Months Ended
	June 30, 2004/2003			June 30, 2004/2003
		Change Due To (1)			Change Due To (1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Interest income:
Securities	$2,201	$1,236	$965	$4,392	$3,322	$1,070
Loans held for sale	(488)	(999)	511	(791)	(1,567)	776
Loans held for investment	2,005	3,370	(1,365)	4,318	6,705	(2,387)
Federal funds sold	(25)	(18)	(7)	(97)	(88)	(9)
Deposits in other banks	–	–	–	(1)	–	(1)

Total	3,693	3,589	104	7,821	8,372	(551)
Interest expense:
Transaction deposits	19	63	(44)	38	118	(80)
Savings deposits	10	607	(597)	(131)	1,156	(1,287)
Time deposits	(678)	(70)	(608)	(1,195)	28	(1,223)
Borrowed funds	(246)	313	(559)	(381)	1,047	(1,428)

Total	(895)	913	(1,808)	(1,669)	2,349	(4,018)

Net interest income	$4,588	$2,676	$1,912	$9,490	$6,023	$3,467

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Net interest margin, the ratio of net interest income to average earning assets, was 3.23% for the second quarter of 2004 compared to 2.78% for the second quarter of 2003. The increase was due to a stable level of yield on earning assets coupled with a 51 basis point decrease in the cost of interest bearing liabilities.

Non-interest Income

Non-interest income, excluding gain on sale of securities, increased $643,000 in the second quarter of 2004 compared to the same quarter of 2003. Trust fee income increased $148,000 due to continued growth of trust assets in 2003 and 2004. Gain on sale of mortgage loans totaled $729,000 and relates to our newly created residential mortgage lending division. Offsetting these increases was a decrease in mortgage warehouse fees. Mortgage warehouse fees totaled $274,000 for the second quarter of 2004, compared to $424,000 for the second quarter of 2003. The decrease was due to more normalized production levels in 2004 as compared to a peak in production during the second and third quarters of 2003 as overall refinancings reached record levels.

Non-interest income, excluding gain on sale of securities, increased $972,000 during the six months ended June 30, 2004 to $6.4 million compared to $5.5 million during the same period of 2003. Trust fee income increased $304,000 due to continued growth of trust assets in 2003 and 2004. Gain on sale of mortgage loans totaled $1.2 million and relates to our newly created residential mortgage lending division. Offsetting these increases were decreases in cash processing fees and mortgage warehouse fees. Cash processing fees were $386,000 lower in the first six months of 2004 compared to the same period of 2003. These fees were related to a special project that occurred in the first quarter of 2002, 2003 and 2004. 2004 fees are lower than 2003 fees due to smaller participation and more competitive pricing. Mortgage warehouse fees totaled $512,000 for the first six months of 2004, compared to $703,000 for the same period of 2003. The decrease was due to more normalized production levels in 2004 as compared to a peak in production during the second and third quarters of 2003 as overall refinancings reached record levels.

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

TABLE 2 – NON-INTEREST INCOME
(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Service charges on deposit accounts	$891	$897	$1,748	$1,740
Trust fee income	454	306	891	587
Gain on sale of securities	–	345	–	686
Cash processing fees	–	73	587	973
Bank owned life insurance (BOLI) income	329	428	650	842
Mortgage warehouse fees	274	424	512	703
Gain on sale of mortgage loans	729	–	1,192	–
Other	439	345	851	614

Total non-interest income	$3,116	$2,818	$6,431	$6,145

Non-interest Expense

Non-interest expense for the second quarter of 2004 increased $3.1 million, or 30%, to $13.5 million from $10.4 million (net of $6.3 million in repurchase penalties and $250,000 in separation expenses incurred in the second quarter of 2003; see discussion of non-GAAP measures on page 13), and is primarily related to a $2.4 million increase in salaries and employee benefits to $8.0 million from $5.6 million. The increase in salaries and employee benefits resulted from an increase in the total number of employees related to general business growth, staffing for the new Houston office and the start-up of the residential mortgage lending division.

Advertising expense increased $97,000, or 49%. Advertising expense for the three months ended June 30, 2004 included $33,000 of direct marketing and branding and $263,000 for the purchase of miles related to the American Airlines AAdvantage® program, compared to $31,000 of direct marketing and branding and $168,000 for the purchase of miles during the same period for 2003.

Net occupancy expense for the three months ended June 30, 2004 increased by $142,000, or 12%, compared to the same quarter in 2003 and is related to our continued business growth, the new Houston office and the start-up of the residential mortgage lending division. Legal and professional expense for the three months ended June 30, 2004 decreased $151,000 or 16% compared to the same quarter in 2003. The decrease resulted from a decrease in non-performing loans and leases since 2003. Communications and data processing expense for the three months ended June 30, 2004 increased $259,000 or 35% compared to the same quarter in 2003 due to continued growth.

Non-interest expense for the first six months of 2004 increased $7.0 million, or 36%, to $26.8 million from $19.8 million during the same period in 2003 (net of $6.3 million in repurchase penalties and $250,000 in separation expenses incurred in the second quarter of 2003; see discussion of non-GAAP measures on page 13), and is primarily related to a $5.1 million increase in salaries and employee benefits to $16.1 million from $11.0 million. The increase in salaries and employee benefits resulted from an increase in the total number of employees related to general business growth, staffing for the new Houston office and the start-up of the residential mortgage lending division.

Advertising expense increased $189,000, or 48%. Advertising expense for the six months ended June 30, 2004 included $60,000 of direct marketing and branding and $521,000 for the purchase of miles related to the American Airlines AAdvantage® program, compared to $62,000 of direct marketing and branding and $330,000 for the purchase of miles during the same period for 2003.

Net occupancy expense for the six months ended June 30, 2004 increased by $289,000, or 12%, compared to the same period in 2003 and is related to our continued business growth, the new Houston office and the start-up of the residential mortgage lending division. Legal and professional expense for the six months ended June 30, 2004 increased $63,000 or 4% compared to the same period in 2003. Communications and data processing expense for the six months ended June 30, 2004 increased $398,000 or 27% compared to the same period in 2003 due to continued growth.

TABLE 3 – NON-INTEREST EXPENSE
(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Salaries and employee benefits	$7,964	$5,857	$16,094	$11,236
Net occupancy expense	1,341	1,199	2,675	2,386
Advertising and affinity payments	296	199	581	392
Legal and professional	779	930	1,572	1,509
Communications and data processing	995	736	1,854	1,456
Franchise taxes	56	37	153	74
Repurchase agreement penalties	–	6,262	–	6,262
Other	2,065	1,681	3,899	2,964

Total non-interest expense	$13,496	$16,901	$26,828	$26,279

Analysis of Financial Condition

The aggregate loan portfolio at June 30, 2004 increased $111.7 million from December 31, 2003 to $1.4 billion. Commercial loans increased $96.6 million and real estate loans increased $3.5 million. Construction loans and consumer loans increased $36.8 million and $211,000, respectively, and leases decreased $2.6 million.

TABLE 4 – LOANS
(In thousands)

	June 30,	December 31,
	2004	2003
Commercial	$705,160	$608,542
Construction	292,907	256,134
Real estate	342,522	339,069
Consumer	16,775	16,564
Leases	10,524	13,152
Loans held for sale	58,058	80,780

Total	$1,425,946	$1,314,241

We continue to lend primarily in Texas. As of June 30, 2004, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased individual leases and loan and lease pools (primarily commercial and industrial equipment and vehicles), as well as selected loan participations and USDA government guaranteed loans.

Summary of Loan Loss Experience

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $18.3 million at June 30, 2004, $17.7 million at December 31, 2003 and $17.3 million at June 30, 2003. This represents 1.34%, 1.44% and 1.58% of loans held for investment (net of unearned income) at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. The Company recorded a provision of $363,000 for the quarter ended June 2004 and $1.6 million for the same quarter in 2003. These provisions were made to reflect management’s assessment of the risk of loan losses specifically including the significant growth in outstanding loans during each of these periods.

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

TABLE 5 – SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)

	Six Months Ended		Six Months Ended		Year Ended
	June 30, 2004		June 30, 2003		December 31, 2003
Beginning balance	$17,727		$14,538		$14,538
Loans charged-off:
Commercial	–		17		50
Real estate	–		–		402
Consumer	6		2		5
Leases	759		250		618

Total	765		269		1,075
Recoveries:
Commercial	–		78		78
Leases	203		77		161

Total recoveries	203		155		239

Net charge-offs	562		114		836
Provision for loan losses	1,113		2,850		4,025

Ending balance	$18,278		$17,274		$17,727

Reserve to loans held for investment (2)	1.34%		1.58%		1.44%
Net charge-offs to average loans (1) (2)	.09%		.02%		.08%
Provision for loan losses to average loans (1) (2)	.17%		.55%		.37%
Recoveries to gross charge-offs	26.54%		57.62%		22.23%
Reserve as a multiple of net charge-offs	32.5	x	151.5	x	21.2	x
Non-performing and renegotiated loans:
Loans past due (90 days)	$4,423		$1,145		$7
Non-accrual	6,393		11,545		10,217

Total	$10,816		$12,690		$10,224

Reserve as a percent of non-performing and renegotiated loans	168.99%		136.12%		173.39%

(1)	Interim period ratios are annualized.

(2)	Excludes loans held for sale.

Non-performing Assets

Non-performing assets include non-accrual loans and leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. The table below summarizes our non-accrual loans by type:

	June 30,	December 31,	June 30,
	2004	2003	2003
		(In thousands)
Non-accrual loans:
Commercial	$135	$4,124	$4,344
Construction	4,411	4,562	3,991
Real estate	1,200	375	1,351
Consumer	101	105	113
Leases	546	1,051	1,746

Total non-accrual loans	$6,393	$10,217	$11,545

At June 30, 2004, we had $4.4 million in loans past due 90 days and still accruing interest. Of the past-due total, $1.1 million is fully guaranteed by the United States Government and $3.0 million was brought current shortly after quarter-end. At June 30, 2004, we had $392,000 in other repossessed assets.

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of June 30, 2004, approximately $4.1 million of our non-accrual loans were earning on a cash basis.

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

Our unrealized gain on the securities portfolio value decreased from a gain of $5.0 million, which represented .65% of the amortized cost, at December 31, 2003, to a loss of $7.5 million, which represented .95% of the amortized cost, at June 30, 2004.

The following table discloses, as of June 30, 2004, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasuries	$1,896	$(1)	$–	$–	$1,896	$(1)
Mortgage-backed securities	472,033	(9,989)	–	–	472,033	(9,989)
Corporate securities	41,125	(335)	–	–	41,125	(335)
Municipals	19,354	(630)	–	–	19,354	(630)
Equity securities	499	(7)	1,418	(82)	1,917	(89)

	$534,907	$(10,962)	$1,418	$(82)	$536,325	$(11,044)

We believe the investment securities in the table above are within ranges customary for the banking industry. The number of investment positions in this unrealized loss position totals 30. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value; (2) it is not probable that we will be unable to collect the amounts contractually due; and (3) no decision to dispose of the investments were made prior to the date of issuance of this report. The unrealized losses noted are interest rate related due to rising rates at June 30, 2004 in relation to previous rates in mid-2003. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

Liquidity and Capital Resources

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (BSMC), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2003 and for the six months ended June 30, 2004, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank).

Since early 2001, our liquidity needs have primarily been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding as possible from deposits of these core customers, which as of June 30, 2004, comprised $1,535.4 million, or 94.3%, of total deposits. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect, our internet banking facility.

In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. As of June 30, 2004, brokered retail CDs comprised $93.0 million, or 5.7%, of total deposits. Our dependence on retail brokered CDs is limited by our internal funding guidelines, which as of June 30, 2004, limited borrowing from this source to 10-20% of total deposits.

Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), securities sold under repurchase agreements, treasury, tax and loan notes, and advances from the Federal Home Loan Bank, or FHLB. As of June 30, 2004, our borrowings consisted of a total of $455.5 million of securities sold under repurchase agreements, $98.0 million of downstream federal funds purchased, $12.2 million from customer repurchase agreements, and $3.7 million of treasury, tax and loan notes. Credit availability from the FHLB is based on our bank’s financial and operating condition and borrowing collateral we hold with the FHLB. At June 30, 2004, we had no borrowings from the FHLB. Our unused FHLB borrowing capacity at June 30, 2004 was approximately $181.0 million. As of June 30, 2004, we had unused upstream federal fund lines available from commercial banks of approximately $115.5 million. During the six months ended June 30, 2004, our average other borrowings from these sources were $598.0 million or 29.2% of average total fundings, which is well within our internal funding guidelines, which limit our dependence on borrowing sources to 35% of total fundings. The maximum amount of borrowed funds outstanding at any month-end during the first six months of 2004 was $624.1 million, or 29.5%, of total fundings.

As of June 30, 2004, our significant fixed and determinable contractual obligations to third parties were as follows:

(Dollars in thousands)

		After One	After Three	After
	Within	but Within	but Within	Five
	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity (1)	$1,019,571	$–	$–	$–	$1,019,571
Time deposits (1)	439,750	117,786	51,281	9	608,826
Federal funds purchased	97,972	–	–	–	97,972
Securities sold under repurchase agreements	286,848	157,450	11,200	–	455,498
Customer repurchase agreements	12,188	–	–	–	12,188
Treasury, tax and loan notes	3,746	–	–	–	3,746
Operating lease obligations	3,391	6,929	6,458	3,660	20,438
Long-term debt	–	–	–	20,620	20,620

Total contractual obligations	$1,863,466	$282,165	$68,939	$24,289	$2,238,859

(1) Excludes interest

The contractual amount of our financial instruments with off-balance sheet risk expiring by period at June 30, 2004 is presented below:

(Dollars in thousands)

		After One	After Three	After
	Within	but Within	but Within	Five
	One Year	Three Years	Five Years	Years	Total
Commitments to extend credit	$306,964	$159,905	$20,801	$5,255	$492,925
Standby letters of credit	26,509	3,700	–	–	30,209

Total financial instruments with off-balance sheet risk	$333,473	$163,605	$20,801	$5,255	$523,134

Due to the nature of our unfunded loan commitments, including unfunded lines of credit, the amounts presented in the table above do not necessarily represent amounts that we anticipate funding in the periods presented above.

Our equity capital averaged $175.7 million for the six months ended June 30, 2004 as compared to $127.8 million for the same period in 2003. This increase reflects our retention of net earnings during this period and the proceeds from the initial public offering of our common stock which was consummated in August 2003. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.

TABLE 6 – CAPITAL RATIOS

	June 30,	June 30,
	2004	2003
Risk-based capital:
Tier 1 capital	11.44%	10.27%
Total capital	12.50%	11.50%
Leverage	8.62%	7.43%

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

Interest Rate Risk Management

We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.

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
	200 bp Increase	100 bp Decrease
	June 30, 2004	June 30, 2004
Change in net interest income	$8,355	$(4,653)

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of June 30, 2004 and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

PART II — OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On May 18, 2004, the Company held it annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, out of 24,860,283 shares of common stock entitled to vote at the meeting, the holders of 19,884,530 shares were present in person or by proxy. At the Annual Meeting, each nominee for director discussed in the Company’s Proxy Statement dated April 20, 2004 regarding the Annual Meeting was elected a director of the Company. The votes received by each nominee for director are set forth below:

Nominee	Votes Received	Votes Withheld
Peter B. Bartholow	19,379,792	504,738
Leo Corrigan III	19,767,304	117,226
James R. Erwin	17,198,222	2,686,308
Joseph M. Grant	19,650,592	233,938
Frederick B. Hegi, Jr.	16,485,137	3,399,393
James R. Holland, Jr.	19,409,904	474,626
George F. Jones, Jr.	19,738,692	145,838
Larry A. Makel	19,738,692	145,838
Walter W. McAllister III	19,327,582	556,948
Lee Roy Mitchell	16,479,859	3,404,671
Steve Rosenberg	19,684,982	199,548
John C. Snyder	19,736,895	147,635
Robert W. Stallings	19,685,982	198,548
James Cleo Thompson, Jr.	16,485,437	3,399,093
Ian J. Turpin	16,470,822	3,413,708

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, filed herewith.

(b)	Report on Form 8-K

Current report filed on Form 8-K regarding Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 12 (Results of Operations and Financial Condition) dated May 6, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS CAPITAL BANCSHARES, INC.

Date: August 6, 2004

/s/ Peter B. Bartholow

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