Form 10-Q
period 2004-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2004-11-05
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended September 30, 2004

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

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     On October 31, 2004, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock	25,323,489
Series A-1 Non-voting Common Stock	–

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended September 30, 2004

ITEM 1. FINANCIAL STATEMENTS

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands except share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Interest income
Interest and fees on loans	$20,455	$16,114	$54,659	$46,791
Securities	8,546	4,839	23,633	15,534
Federal funds sold	15	20	48	150
Deposits in other banks	3	4	9	11

Total interest income	29,019	20,977	78,349	62,486
Interest expense
Deposits	6,231	5,041	15,922	16,020
Federal funds purchased	437	348	1,051	1,257
Repurchase agreements	2,572	1,835	6,907	6,514
Other borrowings	112	145	394	291
Long-term debt	281	257	793	647

Total interest expense	9,633	7,626	25,067	24,729

Net interest income	19,386	13,351	53,282	37,757
Provision for loan losses	375	475	1,488	3,325

Net interest income after provision for loan losses	19,011	12,876	51,794	34,432
Non-interest income
Service charges on deposit accounts	825	856	2,573	2,596
Trust fee income	482	350	1,373	937
Gain on sale of securities	—	—	—	686
Cash processing fees	—	—	587	973
Bank owned life insurance (BOLI) income	346	451	996	1,293
Mortgage warehouse fees	241	545	753	1,248
Gain on sale of mortgage loans	1,083	14	2,275	14
Other	486	296	1,337	910

Total non-interest income	3,463	2,512	9,894	8,657
Non-interest expense
Salaries and employee benefits	8,914	5,754	25,008	16,990
Net occupancy expense	1,443	1,265	4,118	3,651
Advertising and affinity payments	302	213	883	605
Legal and professional	755	744	2,327	2,253
Communications and data processing	764	767	2,618	2,223
Franchise taxes	52	37	205	111
Repurchase agreement penalties	—	—	—	6,262
Other	2,365	1,703	6,264	4,667

Total non-interest expense	14,595	10,483	41,423	36,762

Income before income taxes	7,879	4,905	20,265	6,327
Income tax expense (benefit)	2,643	1,573	6,732	(3,893)

Net income	5,236	3,332	13,533	10,220
Preferred stock dividends	—	(149)	—	(699)

Income available to common stockholders	$5,236	$3,183	$13,533	$9,521

Earnings per share:
Basic	$.21	$.15	$.54	$.47
Diluted	$.20	$.14	$.52	$.46

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Cash and due from banks	$62,506	$69,551
Securities, available-for-sale	820,661	775,338
Loans held for sale	79,010	80,780
Loans held for investment (net of unearned income)	1,485,156	1,229,773
Less: Allowance for loan losses	(18,731)	(17,727)

Loans held for investment, net	1,466,425	1,212,046
Premises and equipment, net	4,697	4,672
Accrued interest receivable and other assets	52,576	48,992
Goodwill, net	1,496	1,496

Total assets	$2,487,371	$2,192,875

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$324,292	$301,886
Interest bearing	1,160,118	1,094,534
Interest bearing in foreign branches	128,352	48,610

Total deposits	1,612,762	1,445,030
Accrued interest payable	2,660	3,468
Other liabilities	7,847	6,247
Federal funds purchased	146,342	78,961
Repurchase agreements	478,581	432,255
Other borrowings	28,245	34,538
Long-term debt	20,620	20,620

Total liabilities	2,297,057	2,021,119
Stockholders’ equity:
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 25,292,206 and 24,715,607 at September 30, 2004 and December 31, 2003, respectively	253	247
Series A-1 non-voting common stock, $.01 par value:
Issued shares – 293,918 at December 31, 2003	—	3
Additional paid-in capital	170,650	167,751
Retained earnings	14,020	487
Treasury stock (shares at cost: 84,274 at September 30, 2004 and December 31, 2003)	(573)	(573)
Deferred compensation	573	573
Accumulated other comprehensive income	5,391	3,268

Total stockholders’ equity	190,314	171,756

Total liabilities and stockholders’ equity	$2,487,371	$2,192,875

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands except share data)

	Series A				Series A-1
	Convertible				Non-voting
	Preferred Stock		Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2002	1,057,142	$11	18,500,812	$185	695,516	$7
Comprehensive income:
Net income	—	—	—	—	—	—
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $1,760, net of reclassification amount of $666	—	—	—	—	—	—
Total comprehensive income
Tax benefit related to exercise of stock options	—	—	—	—	—	—
Issuance of common stock	—	—	3,698,913	37	—	—
Conversion of preferred stock	(1,057,142)	(11)	2,114,284	21	—	—
Preferred dividends	—	—	—	—	—	—
Transfers	—	—	401,598	4	(401,598)	(4)
Sale of treasury stock	—	—	—	—	—	—

Balance at December 31, 2003	—	—	24,715,607	247	293,918	3
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	—
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of ($4,375) (unaudited)	—	—	—	—	—	—
Total comprehensive income
Tax benefit related to exercise of stock options (unaudited)	—	—	—	—	—	—
Issuance of common stock (unaudited)	—	—	282,681	3	—	—
Transfers (unaudited)	—	—	293,918	3	(293,918)	(3)

Balance at September 30, 2004 (unaudited)	—	$—	25,292,206	$253	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

						Accumulated
						Other
		Retained				Compre-
	Additional Paid-in	Earnings (Accumulated	Treasury Stock		Deferred	hensive Income
	Capital	Deficit)	Shares	Amount	Compensation	(Loss)	Total
Balance at December 31, 2002	$131,881	$(13,347)	(97,246)	$(668)	$573	$6,334	$124,976
Comprehensive income:
Net income	—	13,834	—	—	—	—	13,834
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $1,760, net of reclassification amount of $666	—	—	—	—	—	(3,066)	(3,066)

Total comprehensive income							10,768
Tax benefit related to exercise of stock options	412	—	—	—	—	—	412
Issuance of common stock	36,167	—	—	—	—	—	36,204
Conversion of preferred stock	(10)	—	—	—	—	—	—
Preferred dividends	(699)	—	—	—	—	—	(699)
Transfers	—	—	—	—	—	—	—
Sale of treasury stock	—	—	12,972	95	—	—	95

Balance at December 31, 2003	167,751	487	(84,274)	(573)	573	3,268	171,756
Comprehensive income:
Net income (unaudited)	—	13,533	—	—	—	—	13,533
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of ($4,375) (unaudited)	—	—	—	—	—	2,123	2,123

Total comprehensive income							15,656
Tax benefit related to exercise of stock options (unaudited)	920	—	—	—	—	—	920
Issuance of common stock (unaudited)	1,979	—	—	—	—	—	1,982
Transfers (unaudited)	—	—	—	—	—	—	—

Balance at September 30, 2004 (unaudited)	$170,650	$14,020	(84,274)	$(573)	$573	$5,391	$190,314

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Nine Months Ended
	September 30
	2004	2003
Operating activities
Net income	$13,533	$10,220
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,488	3,325
Depreciation and amortization	1,191	1,060
Amortization and accretion on securities	3,651	7,803
Bank owned life insurance (BOLI) income	(959)	(1,293)
Gain on sale of securities	—	(686)
Originations of loans held for sale	(1,192,096)	(1,899,622)
Proceeds from sales of loans held for sale	1,194,061	1,924,496
Impact of reversing tax valuation allowance	—	(5,929)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(2,212)	(4,840)
Accrued interest payable and other liabilities	568	961

Net cash provided by operating activities	19,225	35,495
Investing activities
Purchases of available-for-sale securities	(209,143)	(609,127)
Proceeds from sales of available-for-sale securities	—	42,914
Maturities and calls of available-for-sale securities	12,102	9,700
Principal payments received on securities	151,334	283,782
Net increase in loans	(256,748)	(124,701)
Purchase of premises and equipment, net	(943)	(768)

Net cash used in investing activities	(303,398)	(398,200)
Financing activities
Net increase in checking, money market and savings accounts	148,867	200,619
Net increase in certificates of deposit	18,865	29,953
Sale of common stock	1,982	34,835
Net other borrowings	40,033	58,056
Net federal funds purchased	67,381	20,097
Trust preferred	—	10,000
Dividends paid	—	(699)

Net cash provided by financing activities	277,128	352,861

Net decrease in cash and cash equivalents	(7,045)	(9,844)
Cash and cash equivalents at beginning of period	69,551	88,744

Cash and cash equivalents at end of period	$62,506	$78,900

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$25,776	$25,919
Cash paid during the period for income taxes	7,250	5,720
Non-cash transactions:
Transfers from loans/leases to other repossessed assets	413	230
Transfers from loans/leases to premises and equipment	273	158

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

Stock-based Compensation

At September 30, 2004, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost for options is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands except per share data)	2004	2003	2004	2003
Net income:
Net income as reported	$5,236	$3,332	$13,533	$10,220
Add: Total stock-based employee compensation recorded net of tax	70	45	316	286
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of tax	(280)	(204)	(859)	(759)

Pro forma net income	$5,026	$3,173	$12,990	$9,747

Basic income per share:
As reported	$.21	$.15	$.54	$.47
Pro forma	$.20	$.14	$.52	$.45
Diluted income per share:
As reported	$.20	$.14	$.52	$.46
Pro forma	$.19	$.13	$.49	$.43

The fair value of these options was estimated at the date of grant using a Black-Scholes value option pricing model with the following weighted average assumptions used for 2004 and 2003, respectively: a risk free interest rate of 3.63% and 3.05%, a dividend yield of 0%, a volatility factor of .288 and .091, and an estimated life of five years.

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

(2) EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Numerator:
Net income	$5,236	$3,332	$13,533	$10,220
Preferred stock dividends	—	(149)	—	(699)

Numerator for basic earnings per share- income available to common stockholders	5,236	3,183	13,533	9,521
Effective of dilutive securities:
Preferred stock dividends	—	149	—	699

Numerator for dilutive earnings per share-income available to common stockholders and assumed conversion	$5,236	$3,332	$13,533	$10,220

Denominator:
Denominator for basic earnings per share-weighted average shares	25,301,523	21,924,855	25,218,759	20,120,056
Effective of dilutive securities:
Employee stock options (1)	962,191	642,667	941,510	319,030
Convertible preferred stock	—	1,103,104	—	1,773,521

Dilutive potential common shares	962,191	1,745,771	941,510	2,092,551

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	26,263,714	23,670,626	26,160,269	22,212,607

Basic earnings per share	$.21	$.15	$.54	$.47
Diluted earnings per share	$.20	$.14	$.52	$.46

(1)	Stock options outstanding of 10,000 in 2004 have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock.

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

September 30,
2004
Financial instruments whose contract amounts represent credit risk (dollars in thousands):
Commitments to extend credit	$539,522
Standby letters of credit	36,699

QUARTERLY FINANCIAL SUMMARY – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in thousands except per share data)

	For the three months ended			For the three months ended
	September 30, 2004			September 30, 2003
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense (1)	Rate	Balance	Expense (1)	Rate
Assets
Securities	$801,227	$8,546	4.24%	$652,082	$4,839	2.94%
Federal funds sold	4,192	15	1.42%	8,090	20	0.98%
Deposits in other banks	1,128	3	1.06%	1,118	4	1.42%
Loans held for sale	70,730	1,765	9.93%	171,971	2,227	5.14%
Loans held for investment	1,432,860	18,690	5.19%	1,103,340	13,887	4.99%
Less reserve for loan losses	18,440	—	—	17,573	—	—

Loans, net of reserve	1,485,150	20,455	5.48%	1,257,738	16,114	5.08%

Total earning assets	2,291,697	29,019	5.04%	1,919,028	20,977	4.34%
Cash and other assets	157,255			144,385

Total assets	$2,448,952			$2,063,413

Liabilities and Stockholders’ Equity
Transaction deposits	$99,245	$150	0.60%	$64,137	$102	0.63%
Savings deposits	581,616	2,005	1.37%	477,158	1,466	1.22%
Time deposits	631,115	4,076	2.57%	548,288	3,473	2.51%

Total interest bearing deposits	1,311,976	6,231	1.89%	1,089,583	5,041	1.84%
Other borrowings	617,394	3,121	2.01%	527,658	2,328	1.75%
Long-term debt	20,620	281	5.42%	20,620	257	4.94%

Total interest bearing liabilities	1,949,990	9,633	1.97%	1,637,861	7,626	1.85%
Demand deposits	302,338			269,891
Other liabilities	11,527			9,592
Stockholders’ equity	185,097			146,069

Total liabilities and stockholders’ equity	$2,448,952			$2,063,413

Net interest income		$19,386			$13,351
Net interest income to earning assets			3.37%			2.76%

Provision for loan losses		375			475
Non-interest income		3,463			2,512
Non-interest expense		14,595			10,483

Income before income taxes		7,879			4,905
Income tax expense		2,643			1,573

Net income		$5,236			$3,332

Earnings per share:
Basic		$.21			$.15
Diluted		$.20			$.14
Return on average equity		11.25%			9.05%
Return on average assets		.85%			.64%
Equity to assets		7.56%			7.08%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

QUARTERLY FINANCIAL SUMMARY – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in thousands except per share data)

	For the nine months ended			For the nine months ended
	September 30, 2004			September 30, 2003
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense (1)	Rate	Balance	Expense (1)	Rate
Assets
Securities	$775,494	$23,633	4.07%	$606,535	$15,534	3.42%
Federal funds sold	5,972	48	1.07%	16,823	150	1.19%
Deposits in other banks	985	9	1.22%	1,007	11	1.46%
Loans held for sale	66,957	4,378	8.73%	138,104	5,631	5.45%
Loans held for investment	1,341,922	50,281	5.01%	1,063,403	41,160	5.17%
Less reserve for loan losses	18,123	—	—	16,215	—	—

Loans, net of reserve	1,390,756	54,659	5.25%	1,185,292	46,791	5.28%

Total earning assets	2,173,207	78,349	4.82%	1,809,657	62,486	4.62%
Cash and other assets	147,392			136,523

Total assets	$2,320,599			$1,946,180

Liabilities and Stockholders’ Equity
Transaction deposits	$94,322	$422	0.60%	$62,082	$335	0.72%
Savings deposits	548,896	5,143	1.25%	422,292	4,735	1.50%
Time deposits	577,684	10,357	2.39%	549,498	10,950	2.66%

Total interest bearing deposits	1,220,902	15,922	1.74%	1,033,872	16,020	2.07%
Other borrowings	604,487	8,352	1.85%	506,709	8,062	2.13%
Long-term debt	20,620	793	5.14%	16,881	647	5.12%

Total interest bearing liabilities	1,846,009	25,067	1.81%	1,557,462	24,729	2.12%
Demand deposits	285,844			243,773
Other liabilities	9,868			10,991
Stockholders’ equity	178,878			133,954

Total liabilities and stockholders’ equity	$2,320,599			$1,946,180

Net interest income		$53,282			$37,757
Net interest income to earning assets			3.27%			2.79%

Provision for loan losses		1,488			3,325
Non-interest income		9,894			8,657
Non-interest expense		41,423			36,762

Income before income taxes		20,265			6,327
Income tax expense (benefit)		6,732			(3,893)

Net income		$13,533			$10,220

Earnings per share:
Basic		$.54			$.47
Diluted		$.52			$.46
Return on average equity		10.11%			10.20%
Return on average assets		.78%			.70%
Equity to assets		7.71%			6.88%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

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

Results of Operations

Summary of Performance

The Company recorded net income of $5.2 million, or $.20 per diluted common share, for the third quarter of 2004 compared to $3.3 million, or $.14 per diluted common share, for the third quarter of 2003. Return on average equity was 11.25% and return on average assets was .85% for the third quarter of 2004 compared to 9.05% and .64%, respectively, for the third quarter of 2003.

The increase in net income and improvement in return on assets in 2004 are attributed to growth in net interest income, which came from continued earning asset growth, as well as an improvement in net interest margin. Net interest income for the third quarter of 2004 increased by $6.0 million, or 45%, from $13.4 million to $19.4 million over the third quarter of 2003. The increase in net interest income was due to an increase in average earning assets of $372.7 million, or 19%, with a 61 basis point increase in net interest margin.

Non-interest income increased $951,000, or 38%, compared to the third quarter of 2003. The Company benefited from growth in fees related to wealth management, and gain on sale of mortgage loans, which is related to our residential mortgage lending division that was started in the third quarter of 2003.

Non-interest expense increased $4.1 million, or 39%, compared to the third quarter of 2003. The increase is primarily related to a $3.1 million increase in salaries and employee benefits to $8.9 million from $5.8 million. The increase related to general business growth, staffing for the new Houston office and the start-up of the residential mortgage lending division.

Non-GAAP Financial Measure

During the quarter ended June 30, 2003, net income included the impact of reversing our deferred tax asset valuation allowance of $5.9 million, $6.3 million in penalties related to unwinding repurchase agreements prior to maturity and approximately $250,000 in separation expense related to the resignation of a senior officer. For the nine months ended September 30, 2003, adjusted income, or income per share excluding the impact of reversing the valuation allowance, unwinding penalties and separation expense would have been $0.39, on a diluted basis. Adjusted income per share, or income per share excluding the impact of reversing the valuation allowance, unwinding penalties and separation expense for the nine months ended September 30, 2003 is a non-GAAP financial measure. As disclosed in our second quarter and third quarter 2003 Form 10Q’s, management believes that this non-GAAP financial measure is useful to investors and to management because they provide additional information that more closely reflects our intrinsic operating performance and growth. Reversal of the entire valuation allowance was based on our assessment of our ability to generate earnings to allow the deferred tax assets to be realized which is supported by our current earnings trends. We unwound certain repurchase agreements, incurring the unwinding penalties, in order to take advantage of historical lows in interest rates, which had decreased on similar repurchase agreements by approximately 1.4% since the time we entered into the original repurchase agreements. Although we have experienced employee separations in the past, this was the first separation with an executive who had entered into an employee agreement with us. We currently have only four other employees with employment agreements. Since we have not had any reversals of valuation allowances, unwinding penalties or separation expenses related to employees who have employment agreements in our operating history, we believe that this non-GAAP financial measure is useful to investors and to management to understand the development of our income per share results since our formation and to help in comparing our intrinsic operating performance in different periods. Management also uses this measure internally to evaluate our performance and manage our operations. This measurement should not be regarded as a replacement for corresponding GAAP measures, including net income.

The following table reconciles income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense to income per share, which is the most directly comparable financial measure presented in accordance with GAAP.

Reconciliation of GAAP to income per share, excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense.

Nine Months Ended
September 30, 2003
(In thousands, except share and per share data)	(Unaudited)
Net income	$10,220
Repurchase agreement unwinding penalties	6,262
Executive separation	250
Tax effect of repurchase agreement unwinding penalties and separation costs	(2,120)
Impact of reversing deferred tax asset valuation allowance	(5,929)

Income excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	8,683
Preferred stock dividends	(699)

Numerator used to calculate basic income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	7,984
Effect of dilutive securities	699

Numerator used to calculate income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	$8,683

Denominator used for GAAP and basic income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	20,120,056
Denominator used for GAAP and diluted income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	22,212,607
Basic income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	$.40
Diluted income per share excluding the impact of reversing the valuation allowance, unwinding penalties, and separation expense	$.39

Net Interest Income

Net interest income was $19.4 million for the third quarter of 2004, compared to $13.4 million for the third quarter of 2003. The increase was due to an increase in average earning assets of $372.7 million as compared to the third quarter of 2003 and a 61 basis point increase in net interest margin. The increase in average earning assets included a $329.5 million increase in average loans held for investment and a $149.1 million increase in average securities offset by a $101.2 million decrease in loans held for sale. For the quarter ended September 30, 2004, average net loans and securities represented 65% and 35%, respectively, of average earning assets compared to 66% and 34% in the same quarter of 2003. While we continue to apply prudent lending standards, loan growth in the third quarter of 2004 in our core loan portfolio (excluding loans held for sale) totaled $121.1 million. Our securities percentage has increased as we have continued to use additional securities to increase our earnings and improve our return on equity by taking advantage of market spreads.

Average interest bearing liabilities increased $312.1 million from the third quarter of 2003, which included a $222.4 million increase in interest bearing deposits and a $89.7 million increase in other borrowings. The increase in average borrowings was primarily related to funding of the increase in investment securities. The average cost of interest bearing liabilities increased from 1.85% for the three months ended September 30, 2003 to 1.97% for the same period of 2004, reflecting the increase in market interest rates.

Net interest income was $53.3 million for the first nine months of 2004, compared to $37.8 million for the same period of 2003. The increase was due to an increase in average earning assets of $363.6 million as compared to 2003 and a 48 basis point increase in net interest margin. The increase in average earning assets included a $278.5 million increase in average loans held for investment and a $169.0 million increase in average securities. For the nine months ended September 30, 2004, average net loans and securities represented 64% and 36%, respectively, of average earning assets compared to 65% and 34% in the same period of 2003.

Average interest bearing liabilities increased $288.5 million from the third quarter of 2003, which included a $187.0 million increase in interest bearing deposits and a $97.8 million increase in other borrowings. The increase in average borrowings was primarily related to funding of the increase in investment securities. The average cost of interest bearing liabilities decreased from 2.12% for the nine months ended September 30, 2003 to 1.81% for the same period of 2004, reflecting the reduction in market interest rates.

TABLE 1 — VOLUME/RATE ANALYSIS
(In thousands)

	Three Months Ended			Nine Months Ended
	September 30, 2004/2003			September 30, 2004/2003
		Change Due To (1)			Change Due To (1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Interest income:
Securities	$3,707	$1,091	$2,616	$8,099	$4,346	$3,753
Loans held for sale	(462)	(1,314)	852	(1,253)	(2,898)	1,645
Loans held for investment	4,803	4,098	705	9,121	10,828	(1,707)
Federal funds sold	(5)	(10)	5	(102)	(97)	(5)
Deposits in other banks	(1)	—	(1)	(2)	—	(2)

Total	8,042	3,865	4,177	15,863	12,179	3,684
Interest expense:
Transaction deposits	48	55	(7)	87	174	(87)
Savings deposits	539	316	223	408	1,425	(1,017)
Time deposits	603	514	89	(593)	572	(1,165)
Borrowed funds	817	222	595	436	1,247	(811)

Total	2,007	1,107	900	338	3,418	(3,080)

Net interest income	$6,035	$2,758	$3,277	$15,525	$8,761	$6,764

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Net interest margin, the ratio of net interest income to average earning assets, was 3.37% for the third quarter of 2004 compared to 2.76% for the third quarter of 2003. The increase was due primarily to a 70 basis point increase in the yield on earning assets offset by a 12 basis point increase in the cost of interest bearing liabilities.

Non-interest Income

Non-interest income increased $951,000 in the third quarter of 2004 compared to the same quarter of 2003. Trust fee income increased $132,000 due to continued growth of trust assets in 2003 and 2004. Gain on sale of mortgage loans totaled $1.1 million and relates to our residential mortgage lending division that was started in the third quarter of 2003. Offsetting these increases was a decrease in mortgage warehouse fees. Mortgage warehouse fees totaled $241,000 for the third quarter of 2004, compared to $545,000 for the third quarter of 2003. The decrease was due to more normalized production levels in 2004 as compared to a peak in production during the second and third quarters of 2003 as overall refinancings reached record levels. Also, there was a decrease in BOLI income related to an annual adjustment in earning rates.

Non-interest income, excluding gain on sale of securities, increased $1.9 during the nine months ended September 30, 2004 to $9.9 million compared to $8.0 million during the same period of 2003. Trust fee income increased $436,000 due to continued growth of trust assets in 2003 and 2004. Gain on sale of mortgage loans totaled $2.3 million and relates to our newly created residential mortgage lending division. Offsetting these increases were decreases in cash processing fees and mortgage warehouse fees. Cash processing fees were $386,000 lower in the first nine months of 2004 compared to the same period of 2003. These fees were related to a special project that occurred in the first quarter of 2002, 2003 and 2004. 2004 fees are lower than 2003 fees due to smaller participation and more competitive pricing. Mortgage warehouse fees totaled $753,000 for the first nine months of 2004, compared to $1.2 million for the same period of 2003. The decrease was due to more normalized production levels in 2004 as compared to a peak in production during the second and third quarters of 2003 as overall refinancings reached record levels.

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

TABLE 2 – NON-INTEREST INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Service charges on deposit accounts	$825	$856	$2,573	$2,596
Trust fee income	482	350	1,373	937
Gain on sale of securities	—	—	—	686
Cash processing fees	—	—	587	973
Bank owned life insurance (BOLI) income	346	451	996	1,293
Mortgage warehouse fees	241	545	753	1,248
Gain on sale of mortgage loans	1,083	14	2,275	14
Other	486	296	1,337	910

Total non-interest income	$3,463	$2,512	$9,894	$8,657

Non-interest Expense

Non-interest expense for the third quarter of 2004 increased $4.1 million, or 39%, to $14.6 million from $10.5 million, and is primarily related to a $3.1 million increase in salaries and employee benefits to $8.9 million from $5.8 million. The increase in salaries and employee benefits resulted from an increase in the total number of employees related to general business growth, staffing for the new Houston office and the start-up of the residential mortgage lending division. Of the increase, approximately $828,000 is related to commissions in the residential mortgage lending division and represents a variable component of compensation expense directly related to residential loan production, sales and gains on the sale of mortgage loans reflected in non-interest income.

Advertising expense increased $89,000, or 42%. Advertising expense for the three months ended September 30, 2004 included $41,000 of direct marketing and branding and $261,000 for the purchase of miles related to the American Airlines AAdvantage® program, compared to $37,000 of direct marketing and branding and $176,000 for the purchase of miles during the same period for 2003.

Net occupancy expense for the three months ended September 30, 2004 increased by $178,000, or 14%, compared to the same quarter in 2003 and is related to our continued business growth, the new Houston office and the start-up of the residential mortgage lending division. Legal and professional expense for the three months ended September 30, 2004 increased $11,000 or 1% compared to the same quarter in 2003. Communications and data processing expense for the three months ended September 30, 2004 remained consistent compared to the same quarter in 2003, with a slight decrease of $3,000 or 0.4%.

Non-interest expense for the first nine months of 2004 increased $4.6 million, or 13%, to $41.4 million from $36.8 million during the same period in 2003 and is primarily related to an $8.0 million increase in salaries and employee benefits to $25.0 million from $17.0 million. The increase in salaries and employee benefits resulted from an increase in the total number of employees related to general business growth, staffing for the new Houston office and the start-up of the residential mortgage lending division. Of the increase, approximately

$1.7 million is related to commissions in the residential mortgage lending division and represents a variable component of compensation expense directly related to residential loan production, sales and gains on the sale of mortgage loans reflected in non-interest income.

Advertising expense increased $278,000, or 46%. Advertising expense for the nine months ended September 30, 2004 included $101,000 of direct marketing and branding and $782,000 for the purchase of miles related to the American Airlines AAdvantage® program, compared to $99,000 of direct marketing and branding and $506,000 for the purchase of miles during the same period for 2003.

Net occupancy expense for the nine months ended September 30, 2004 increased by $467,000, or 13%, compared to the same period in 2003 and is related to our continued business growth, the new Houston office and the start-up of the residential mortgage lending division. Legal and professional expense for the nine months ended September 30, 2004 increased $74,000 or 3% compared to the same period in 2003. Communications and data processing expense for the nine months ended September 30, 2004 increased $395,000 or 18% compared to the same period in 2003 due to continued growth and costs associated with our system conversion.

TABLE 3 – NON-INTEREST EXPENSE
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Salaries and employee benefits	$8,914	$5,754	$25,008	$16,990
Net occupancy expense	1,443	1,265	4,118	3,651
Advertising and affinity payments	302	213	883	605
Legal and professional	755	744	2,327	2,253
Communications and data processing	764	767	2,618	2,223
Franchise taxes	52	37	205	111
Repurchase agreement penalties	—	—	—	6,262
Other	2,365	1,703	6,264	4,667

Total non-interest expense	$14,595	$10,483	$41,423	$36,762

Analysis of Financial Condition

The aggregate loan portfolio at September 30, 2004 increased $253.7 million from December 31, 2003 to $1.6 billion. Commercial loans increased $138.5 million and real estate loans increased $42.5 million. Construction loans and consumer loans increased $77.0 million and $165,000, respectively, and leases decreased $2.7 million.

TABLE 4 – LOANS
(In thousands)

	September 30,	December 31,
	2004	2003
Commercial	$747,046	$608,542
Construction	333,171	256,134
Real estate	381,558	339,069
Consumer	16,729	16,564
Leases	10,460	13,152
Loans held for sale	79,010	80,780

Total	$1,567,974	$1,314,241

We continue to lend primarily in Texas. As of September 30, 2004, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased individual leases and loan and lease pools (primarily commercial and industrial equipment and vehicles), as well as selected loan participations and USDA government guaranteed loans.

Summary of Loan Loss Experience

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $18.7 million at September 30, 2004, $17.7 million at December 31, 2003 and $17.3 million at September 30, 2003. This represents 1.26%, 1.44% and 1.53% of loans held for investment (net of unearned income) at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. The Company recorded a provision of $375,000 for the quarter ended September 2004 and $475,000 for the same quarter in 2003. These provisions were made to reflect management’s assessment of the risk of loan losses specifically including the significant growth in outstanding loans during each of these periods.

The reserve for loan losses is comprised of allocated reserves for impaired loans and potential losses in the portfolio at the balance sheet date, but not yet identified with specific loans. We regularly evaluate our reserve for loan losses to maintain an adequate level to absorb potential loan losses in the loan portfolio. Factors contributing to the determination of allocated reserves include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All loans and commitments rated substandard or worse and greater than $1,000,000 are reviewed and a specific allocation is assigned based on the potential loss which may be realized from those loans. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans greater than $50,000. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate that portion of the required reserve assigned to unfunded loan commitments.

The reserve allocation percentages assigned to each credit grade have been developed based on an analysis of the Company’s historical loss rates and historical loss rates within the banking industry and our markets, adjusted for certain qualitative factors. Qualitative adjustments for such things as general economic conditions, changes in credit policies and lending standards, and changes in the trend and severity of problem loans, can cause the estimation of future losses to differ from past experience. The unallocated portion of the general reserve is intended to cover exposure to additional uncertainty and considers industry trends. In addition, the reserve considers the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio.

The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and potential for future credit losses. The changes are reflected in the general reserve and in specific reserves as the collectibility of larger classified loans is continuously recalculated with new information. Historical loss ratios are closely monitored for our portfolio and the industry. Currently, the review of reserve adequacy is performed by executive management and presented to our board of directors for their review, consideration and ratification on a quarterly basis.

TABLE 5 – SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)

	Nine Months Ended		Nine Months Ended		Year Ended
	September 30, 2004		September 30, 2003		December 31, 2003
Beginning balance	$17,727		$14,538		$14,538
Loans charged-off:
Commercial	—		50		50
Real estate	—		200		402
Consumer	141		2		5
Leases	824		511		618

Total	965		763		1,075
Recoveries:
Commercial	142		78		78
Leases	339		98		161

Total recoveries	481		176		239

Net charge-offs	484		587		836
Provision for loan losses	1,488		3,325		4,025

Ending balance	$18,731		$17,276		$17,727

Reserve to loans held for investment (2)	1.26%		1.53%		1.44%
Net charge-offs to average loans (1) (2)	.05%		.07%		.08%
Provision for loan losses to average loans (1) (2)	.15%		.42%		.37%
Recoveries to gross charge-offs	49.84%		23.07%		22.23%
Reserve as a multiple of net charge-offs	38.7	x	29.4	x	21.2	x
Non-performing and renegotiated loans:
Loans past due (90 days)	$117		$1,095		$7
Non-accrual	6,899		11,026		10,217

Total	$7,016		$12,121		$10,224

Reserve as a percent of non-performing and renegotiated loans	266.98%		142.53%		173.39%

(1)	Interim period ratios are annualized.

(2)	Excludes loans held for sale.

Non-performing Assets

Non-performing assets include non-accrual loans and leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. The table below summarizes our non-accrual loans by type:

	September 30,	December 31,	September 30,
	2004	2003	2003
		(In thousands)
Non-accrual loans:
Commercial	$971	$4,124	$4,350
Construction	4,392	4,562	4,762
Real estate	1,050	375	375
Consumer	133	105	115
Leases	353	1,051	1,424

Total non-accrual loans	$6,899	$10,217	$11,026

At September 30, 2004, we had $117,000 in loans past due 90 days and still accruing interest. At September 30, 2004, we had $318,000 in other repossessed assets.

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of September 30, 2004, approximately $4.0 million of our non-accrual loans were earning on a cash basis.

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

Our unrealized gain on the securities portfolio value increased from a gain of $5.0 million, which represented .65% of the amortized cost at December 31, 2003, to a gain of $8.3 million, which represented 1.02% of the amortized cost at September 30, 2004.

The following table discloses, as of September 30, 2004, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasuries	$1,896	$(1)	$—	$—	$1,896	$(1)
Mortgage-backed securities	146,458	(458)	69,595	(1,106)	216,053	(1,564)
Municipals	10,384	(59)	—	—	10,384	(59)
Equity securities	—	—	1,442	(58)	1,442	(58)

	$158,738	$(518)	$71,037	$(1,164)	$229,775	$(1,682)

We believe the investment securities in the table above are within ranges customary for the banking industry. The number of investment positions in this unrealized loss position totals 30. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value; (2) it is not probable that we will be unable to collect the amounts contractually due; and (3) no decision to dispose of the investments were made prior to the date of issuance of this report. The unrealized losses noted are interest rate related due to rising rates at September 30, 2004 in relation to previous rates in mid-2003. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

Liquidity and Capital Resources

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (BSMC), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2003 and for the nine months ended September 30, 2004, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank).

Since early 2001, our liquidity needs have primarily been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding as possible from deposits of these core customers, which as of September 30, 2004, comprised $1,582.6 million, or 96.2%, of total deposits. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect, our internet banking facility.

In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. As of September 30, 2004, brokered retail CDs comprised $62.3 million, or 3.8%, of total deposits. Our dependence on retail brokered CDs is limited by our internal funding guidelines, which as of September 30, 2004, limited borrowing from this source to 15% of total fundings.

Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), securities sold under repurchase agreements, treasury, tax and loan notes, and advances from the Federal Home Loan Bank, or FHLB. As of September 30, 2004, our borrowings consisted of a total of $467.4 million of securities sold under repurchase agreements, $96.3 million of downstream federal funds purchased, $50.0 million of upstream federal funds purchased, $11.2 million from customer repurchase agreements, and $3.2 million of treasury, tax and loan notes. Credit availability from the FHLB is based on our bank’s financial and operating condition and borrowing collateral we hold with the FHLB. At September 30, 2004, we had $25 million in overnight borrowings from the FHLB. Our unused FHLB borrowing capacity at September 30, 2004 was approximately $149.0 million. As of September 30, 2004, we had unused upstream federal fund lines available from commercial banks of approximately $89.1 million. During the nine months ended September 30, 2004, our average other borrowings from these sources were $604.5 million or 28.6% of average total fundings, which is well within our internal funding guidelines, which limit our dependence on borrowing sources to 35% of total fundings. The maximum amount of borrowed funds outstanding at any month-end during the first nine months of 2004 was $653.2 million, or 28.8%, of total fundings.

As of September 30, 2004, our significant fixed and determinable contractual obligations to third parties were as follows:

		After One	After Three	After
	Within	but Within	but Within	Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity (1)	$986,818	$—	$—	$—	$986,818
Time deposits (1)	462,321	73,243	90,572	65	626,201
Federal funds purchased	146,342	—	—	—	146,342
Securities sold under repurchase agreements	348,277	119,150	—	—	467,427
Customer repurchase agreements	11,154	—	—	—	11,154
Treasury, tax and loan notes	3,245	—	—	—	3,245
FHLB	25,000	—	—	—	25,000
Operating lease obligations	3,678	7,381	6,608	3,238	20,905
Long-term debt	—	—	—	20,620	20,620

Total contractual obligations	$1,986,835	$199,774	$97,180	$23,923	$2,307,712

(1)	Excludes interest

The contractual amount of our financial instruments with off-balance sheet risk expiring by period at September 30, 2004 is presented below:

		After One	After Three	After
	Within	but Within	but Within	Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Commitments to extend credit	$338,948	$164,919	$28,392	$7,263	$539,522
Standby letters of credit	35,605	1,094	—	—	36,699

Total financial instruments with off-balance sheet risk	$374,553	$166,013	$28,392	$7,263	$576,221

Due to the nature of our unfunded loan commitments, including unfunded lines of credit, the amounts presented in the table above do not necessarily represent amounts that we anticipate funding in the periods presented above.

Our equity capital averaged $178.9 million for the nine months ended September 30, 2004 as compared to $134.0 million for the same period in 2003. This increase reflects our retention of net earnings during this period and the proceeds from the initial public offering of our common stock which was consummated in August 2003. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.

TABLE 6 – CAPITAL RATIOS

	September 30,	September 30,
	2004	2003
Risk-based capital:
Tier 1 capital	10.96%	12.35%
Total capital	11.98%	13.53%
Leverage	8.29%	8.81%

Critical Accounting Policies

The Securities and Exchange Commission (SEC) recently issued guidance for the disclosure of “critical accounting policies”. The SEC defines “critical accounting policies” as those that are most important to the presentation of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 to the consolidated financial statements in our Annual Report on Form 10K for the year ended December 31, 2003 filed with the SEC. Not all these significant accounting policies require management to make difficult, subjective, or complex judgments. However, the policies noted below could be deemed to meet the SEC’s definition of critical accounting policies.

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

Interest Rate Risk Management

We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next 12 months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.

The “most likely” rate scenario is based on the consensus forecast of future interest rates published by independent sources. These forecasts incorporate future spot rates and relevant spreads of instruments that are actively traded in the open market. The Federal Reserve’s Federal Funds target affects short-term borrowing; the prime lending rate and the London Inter Bank Offering Rate are the basis for most of our variable-rate loan pricing.

The 10-year mortgage rate is also monitored because of its effect on prepayment speeds for mortgage-backed securities. These are our primary interest rate exposures. We are currently not using derivatives to manage our interest rate exposure.

The two “shock test” scenarios assume a sustained parallel 200 basis point increase or decrease, respectively, in interest rates. As short-term rates have continued to fall since 2001 we could not assume interest rate changes of 200 basis points as the results of the decreasing rates scenario would be negative rates. Therefore, our “shock test” scenarios with respect to decreases in rates now assume a decrease of 100 basis points in the current interest rate environment. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 2.0%.

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
	200 bp Increase	100 bp Decrease
	September 30, 2004	September 30, 2004
Change in net interest income	$9,340	$(5,716)

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of September 30, 2004 and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

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

Date: November 5, 2004
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