Form 10-K
period 2004-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2005-03-15
CIK 1077428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common stock, par value $0.01 per share
(Title of class)
     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on NASDAQ, was approximately $364,531,000. There were 25,543,296 shares of the registrant’s common stock outstanding on February 28, 2005.
Documents Incorporated by Reference
      Portions of the registrant’s Proxy Statement relating to the 2005 Annual Meeting of Stockholders, which will be filed no later than April 28, 2005, are incorporated by reference into Part III of this Form 10-K.

i

ITEM 1.	BUSINESS
Background
      We were organized in March 1998 to serve as the holding company for Texas Capital Bank, National Association, an independent bank managed by Texans and oriented to the needs of the Texas marketplace. We decided that the most efficient method of building an independent bank was to acquire an existing bank and substantially increase the equity capitalization of that bank through private equity financing. The acquisition of an existing bank was attractive because it enabled us to avoid the substantial delay involved in chartering a new national or state bank. Our predecessor bank, Resource Bank, N.A., headquartered in Dallas, Texas, had completed the chartering process and commenced operations in October 1997. We acquired Resource Bank in December 1998.
      We also concluded that substantial equity capital was needed to enable us to compete effectively with the subsidiary banks of nationwide banking and financial services organizations that operate in the Texas market. Accordingly, in June 1998, we commenced a private offering of our common stock and were successful in raising approximately $80.0 million upon completion of the offering.
Growth History
      We have grown substantially in both size and profitability since our formation. The table below sets forth data regarding the growth of key areas of our business from December 2000 through December 2004.

			December 31
	2004	2003	2002	2001	2000

	(In thousands)
Loans held for investment	$1,564,578	$1,229,773	$1,002,557	$854,505	$624,514
Total loans	1,684,115	1,310,553	1,118,663	898,269	625,860
Assets	2,611,163	2,192,875	1,793,282	1,164,779	908,428
Deposits	1,789,887	1,445,030	1,196,535	886,077	794,857
Stockholders’ equity	195,275	171,756	124,976	106,359	86,197
      The following table provides information about the growth of our loan portfolio by type of loan from December 2000 to December 2004.

			December 31
	2004	2003	2002	2001	2000

	(In thousands)
Commercial loans	$818,156	$608,542	$509,505	$402,302	$325,774
Total real estate loans	844,640	675,983	571,260	442,071	250,150
Construction loans	328,074	256,134	172,451	180,115	83,931
Permanent real estate loans	397,029	339,069	282,703	218,192	164,873
Loans held for sale	119,537	80,780	116,106	43,764	1,346
Equipment leases	9,556	13,152	17,546	34,552	17,093
Consumer loans	15,562	16,564	24,195	25,054	36,092
The Texas Market
      The Texas market for banking services is highly competitive. Texas’ largest banking organizations are headquartered outside of Texas and are controlled by out-of-state organizations. We believe that many middle market companies and high net worth individuals are interested in banking with a company headquartered in, and with decision-making authority based in, Texas and with established Texas bankers who have the expertise to act as trusted advisors to the customer with regard to its banking needs. Our banking centers in our target markets are served by experienced bankers with lending expertise in the specific industries found in their market areas and established community ties. We believe our bank can offer customers more responsive and personalized service. We believe that, if we service these customers properly, we will be able to establish long-term relationships and provide multiple products to our customers, thereby enhancing our profitability.

Business Strategy
      Utilizing the business and community ties of our management and their banking experience, our strategy is to build an independent bank that focuses primarily on middle market business customers and high net worth individuals in each of the major metropolitan markets of Texas. To achieve this, we seek to implement the following strategies:

•	Target middle market businesses and high net worth individuals;

•	Focus our business development efforts on the key major metropolitan markets in Texas;

•	Grow our loan and deposit base in our existing markets by hiring additional experienced Texas bankers and opening select, strategically-located banking centers;

•	Continue the emphasis on credit policy to provide for credit quality consistent with long-term objectives;

•	Improve our financial performance through the efficient management of our infrastructure and capital base, which includes:

•	leveraging our existing infrastructure to support a larger volume of business;

•	maintaining tight internal approval processes for capital and operating expenses; and

•	extensive use of outsourcing to provide cost-effective operational support with service levels consistent with large-bank operations;

•	Continue to use BankDirect to complement funding strategies and serve as a brand extension for other banking services; and

•	Extend our reach within target markets through service innovation and service excellence.
Products and Services
      We offer a variety of loan, deposit account and other financial products and services to our customers. At December 31, 2004, we maintained approximately 19,700 deposit accounts and 3,700 loan accounts.
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
      We generally extend variable rate loans in which the interest rate fluctuates with a predetermined indicator such as the United States prime rate or the London Inter-Bank Offered Rate (LIBOR). Our use of variable rate loans is designed to protect us from risks associated with interest rate fluctuations since the rates of interest earned will automatically reflect such fluctuations. As of December 31, 2004, approximately 91% of the loans in our portfolio were variable rate loans.
      Commercial Loans. Our commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. Our energy production loans are generally collateralized with proven reserves based on appropriate valuation standards. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. At December 31, 2004, funded commercial loans totaled approximately $818.2 million, approximately 48.5% of our total funded loans.
      Permanent Real Estate Loans. Approximately 47% of our permanent real estate loan portfolio is comprised of loans secured by commercial properties occupied by the borrower. We also provide temporary financing for commercial and residential property. Our permanent real estate loans generally have terms of five to seven years, and we provide loans with both floating and fixed rates. We generally avoid long-term loans for commercial real estate held for investment. At December 31, 2004, funded permanent real estate loans totaled approximately $397.0 million, approximately 23.5% of our total funded loans; of this total, $314.7 million were loans with floating rates and $82.3 million with fixed rates.
      Construction Loans. Our construction loan portfolio consists primarily of single-family residential properties and commercial projects used in manufacturing, warehousing, service or retail businesses. Our construction loans generally have terms of one to three years. We typically make construction loans to developers, builders and contractors that have an established record of successful project completion and loan repayment and have a substantial investment of the borrowers’ equity. These loans typically have floating rates and commitment fees. At December 31, 2004, funded construction real estate loans totaled approximately $328.1 million, approximately 19.4% of our total funded loans.

      Loans Held for Sale. Our loans held for sale portfolio consists primarily of single-family residential mortgages funded through our residential mortgage lending group and mortgage warehouse group. These loans are typically on our balance sheet less than 30 days. At December 31, 2004, loans held for sale totaled approximately $119.5 million, approximately 7.1% of our total funded loans.
      Letters of Credit. We issue standby and commercial letters of credit, and can service the international needs of our clients through correspondent banks. At December 31, 2004, our commitments under letters of credit totaled approximately $33.5 million.
      Consumer Loans. Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our personal lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating interest rates. At December 31, 2004, funded consumer loans totaled approximately $15.6 million, approximately .92% of our total funded loans. Consumer residential real estate loans consisting primarily of first and second mortgage loans for residential properties are made very selectively as part of our private client service offerings. We generally do not retain long-term, fixed rate residential real estate loans in our portfolio.
      The table below sets forth information regarding the distribution of our funded loans among various industries at December 31, 2004.

	Funded Loans

		Percent
	Amount	of Total

	(Dollars in thousands)
Agriculture	$11,570	0.7%
Contracting	244,701	14.5
Government	13,629	0.8
Manufacturing	112,918	6.7
Personal/household	223,114	13.2
Petrochemical and mining	189,668	11.2
Retail	40,532	2.4
Services	605,378	35.9
Wholesale	97,699	5.8
Investors and investment management companies	148,705	8.8

Total	$1,687,914	100.0%

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

      We make loans that are appropriately collateralized under our credit standards. Over 90% of our funded loans are secured by collateral. The table below sets forth information regarding the distribution of our funded loans among various types of collateral at December 31, 2004.

	Funded Loans

		Percent
	Amount	of Total

	(Dollars in thousands)
Business assets	$382,366	22.7
Energy	158,778	9.4
Highly liquid assets	185,497	11.0
Real property	716,220	42.4
Rolling stock	21,312	1.3
U.S. Government guaranty	59,711	3.5
Other assets	50,302	3.0
Unsecured	113,728	6.7

Total	$1,687,914	100.0%

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
BankDirect
      BankDirect operates as a division of our bank to complement funding strategies and offer services to retail customers. Over the past two years, BankDirect has evolved primarily into an internet-based funding and services channel for us and become less significant to our overall business and funding strategies. As of December 31, 2004, BankDirect had a total of approximately 6,300 existing deposit accounts containing total deposits of approximately $233.8 million.
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
Insurance and Investment Services
      Texas Capital Bank Wealth Management Services, Inc. was formed as a wholly owned subsidiary of our bank in April 2002. Texas Capital Bank Wealth Management Services brokers corporate and personal property and casualty insurance as well as group health and life insurance products to individuals and businesses. We anticipate that it will also seek to offer limited securities brokerage services in the future. Texas Capital Bank Wealth Management Services is subject to regulation by applicable state insurance regulatory agencies.

Cayman Islands Branch
      In June 2003, we received authorization from the Cayman Islands Monetary Authority to establish a branch of our bank in the Cayman Islands. We believe that a Cayman Islands branch of our bank enables us to offer more competitive cash management and deposit products to our core customers. Our Cayman Islands branch consists of an agented office to facilitate our offering of these products. We opened our Cayman Islands branch in September 2003. As of December 31, 2004, our Cayman Islands deposits totaled $158.0 million.
Employees
      As of December 31, 2004, we had 510 full-time employees, 188 of whom were related to our residential mortgage lending division, of which approximately 64% are commission-based. None of our employees is represented by a collective bargaining agreement and we consider our relations with our employees to be good.
Regulation and Supervision
      Current banking laws contain numerous provisions affecting various aspects of our business. Our bank is subject to federal banking laws and regulations that impose specific requirements on and provide regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation or FDIC, and the banking system as a whole, rather than for the protection of our stockholders. Banking regulators have broad enforcement powers over financial holding companies and banks and their affiliates, including the power to impose large fines and other penalties for violations of laws and regulations. The following is a brief summary of laws and regulations to which we are subject.
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
      It is the policy of the Federal Reserve, which regulates financial holding companies such as ours, that financial holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that financial holding companies should not maintain a level of cash dividends that undermines the financial holding company’s ability to serve as a source of strength to its banking subsidiaries.
      If, in the opinion of the applicable federal bank regulatory authority, a depository institution or holding company is engaged in or is about to engage in an unsound practice (which could include the payment of dividends), such authority may require, generally after notice and hearing, that such institution or holding company cease and desist such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s or holding company’s capital base to an inadequate level would be such an unsafe banking practice. Moreover, the Federal Reserve and the FDIC have issued policy statements providing that financial holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.
      Supervision by the Federal Reserve. We operate as a financial holding company registered under the Bank Holding Company Act, and, as such, we are subject to supervision, regulation and examination by the Federal Reserve. The Bank Holding Company Act and other Federal laws subject financial holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.
      Because we are a legal entity separate and distinct from our bank, our right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of a subsidiary, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its stockholders, including any financial holding company (such as ours) or any stockholder or creditor thereof.
      Support of Subsidiary Banks. Under Federal Reserve policy, a financial holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve policy, a holding company may not be inclined to provide it. As discussed below, a financial holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary in order for it to be accepted by the regulators.
      In the event of a financial holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the bankruptcy trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.
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
      The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve guidelines also provide that banking organizations experiencing significant internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the regulations of the bank regulators provide that concentration of credit risks arising from nontraditional activities, as well as an institution’s ability to manage these risks, are important factors to be taken into account by regulatory agencies in assessing an organization’s overall capital adequacy.
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
      Our bank also is subject to Section 23B of the Federal Reserve Act, which, among other things, prohibits an institution from engaging in transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliates. We are subject to restrictions on extensions of credit to executive officers, directors, principal stockholders, and their related interests. These restrictions contained in the Federal Reserve Act and Federal Reserve Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.
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
      Pursuant to regulations promulgated under the Federal Deposit Insurance Corporation Improvement Act, the corrective actions that the banking agencies either must or may take are tied primarily to an institution’s capital levels. In accordance with the framework adopted by the Federal Deposit Insurance Corporation Improvement Act, the banking agencies have developed a classification system, pursuant to which all banks and thrifts will be placed into one of five categories. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized.” A well capitalized bank has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or higher; a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 6% or higher; a leverage ratio (Tier 1 capital to total adjusted assets) of 5% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. Our bank’s total risk-based capital ratio was 10.13% at December 31, 2004 and, as a result, it is currently classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations.
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
      Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of Sarbanes-Oxley, written certifications by our chief executive officer and chief financial officer are required. These certifications attest that our quarterly and annual reports do not contain any untrue statement of a material fact. We have also implemented a program designed to comply with Section 404 of Sarbanes-Oxley, which includes the identification of significant processes and accounts, documentation of the design of control effectiveness over processes and entity level controls, and testing of the operating effectiveness of key controls.
      Financial Modernization Act of 1999. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the Modernization Act):

•	allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of non-banking activities than was permissible prior to enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies;

•	allows insurers and other financial services companies to acquire banks;

•	removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.
      The Modernization Act also modifies other current financial laws, including laws related to financial privacy. The financial privacy provisions generally prohibit financial institutions, including us, from disclosing non-public personal financial information to non-affiliated third parties unless customers have the opportunity to “opt out” of the disclosure.
      Community Reinvestment Act. The Community Reinvestment Act of 1977 (CRA) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence new activity permitted by the Bank Holding Company Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA.
      The USA Patriot Act and the International Money Laundering Abatement and Financial Anti-Terrorism Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA Patriot Act of 2001 and the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 substantially broadened the scope of United States anti-money laundering laws and penalties and expanded the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of implementing regulations which apply various requirements of the USA Patriot Act to financial institutions such as our bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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
      Any substantial deterioration in any of the foregoing conditions could have a material adverse effect on our financial condition and results of operations, which would likely adversely affect the market price of our common stock. Further, with the exception of our BankDirect customers which comprised 13% of our total deposits as of December 2004, our bank’s customer base is primarily commercial in nature, and our bank does not have a significant branch network or retail deposit base. In periods of economic downturn, business and commercial deposits may tend to be more volatile than traditional retail consumer deposits and, therefore, during these periods our financial condition and results of operations could be adversely affected to a greater degree than our competitors that have a larger retail customer base.
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
      We must effectively manage our credit risk. There are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. The risk of non-payment of loans is inherent in commercial banking. Although we attempt to minimize our credit risk by carefully monitoring the concentration of our loans within specific industries and through prudent loan application approval procedures, we cannot assure you that such monitoring and approval procedures will reduce these lending risks. Moreover, as we expand our operations into new geographic markets, our credit administration and loan underwriting policies will need to be adapted to the local lending and economic environments of these new markets. We cannot assure you that our credit administration personnel, policies and procedures will adequately adapt to any new geographic markets.
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
      Our business is concentrated in Texas and a downturn in the economy of Texas may adversely affect our business. Substantially all of our business is located in Texas. As a result, our financial condition and results of operations may be affected by changes in the Texas economy. A prolonged period of economic recession or other adverse economic conditions in Texas may result in an increase in non-payment of loans and a decrease in collateral value.

      Our business strategy includes significant growth plans and, if we fail to manage our growth effectively as we pursue our expansion strategy, it could negatively affect our operations. We intend to develop our business by pursuing a significant growth strategy. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. In order to execute our growth strategy successfully, we must, among other things:

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
      We compete with many larger financial institutions which have substantially greater financial resources than we have. Competition among financial institutions in Texas is intense. We compete with other financial and bank holding companies, state and national commercial banks, savings and loan associations, consumer finance companies, credit unions, securities brokerages, insurance companies, mortgage banking companies, money market mutual funds, asset-based non-bank lenders and other financial institutions. Many of these competitors have substantially greater financial resources, lending limits and larger branch networks than we do, and are able to offer a broader range of products and services than we can. Failure to compete effectively for deposit, loan and other banking customers in our markets could cause us to lose market share, slow our growth rate and may have an adverse effect on our financial condition and results of operations.
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
      System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities. The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us against damage from physical breakins, security breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and deter potential customers. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to protect customer transaction data. A failure of such security measures could have an adverse effect on our financial condition and results of operations.
      Our success in the Internet banking market will largely depend on our ability to implement services competitive with similar services offered by other financial institutions. The success of our Internet banking products and services will depend in large part on our ability to implement and maintain the appropriate technology. This includes our ability to provide services competitive with banks that are already using the Internet. If we are unable to implement and maintain the appropriate technology efficiently, it could affect our results of operations and our ability to compete with other financial institutions.
      Our success in attracting and retaining consumer deposits depends on our ability to offer competitive rates and services. As of December 2004, approximately 13% of our total deposits came from retail consumer customers through BankDirect, our Internet banking division. The market for Internet banking is extremely competitive and allows retail consumer customers to access financial products and compare interest rates from numerous financial institutions located across the U.S. As a result, Internet retail consumers are more sensitive to interest rate levels than retail consumers who bank at a branch office. Our future success in retaining and attracting retail consumer customers depends, in part, on our ability to offer competitive rates and services.
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
      Our management maintains significant control over us. Our current executive officers and directors beneficially own approximately 13% of the outstanding shares of our common stock. Accordingly, our current executive officers and directors are able to influence, to a significant extent, the outcome of all matters required to be submitted to our stockholders for approval (including decisions relating to the election of directors), the determination of day-to-day corporate and management policies and other significant corporate activities.
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

ITEM 2.	PROPERTIES
      As of December 31, 2004, we conducted business at nine full service banking locations and one operations center. Our operations center houses our loan and deposit operations and the BankDirect call center. We lease the space in which our banking centers and the operations call center are located. These leases expire between May 2006 and March 2013, not including any renewal options that may be available.

      The following table sets forth the location of our executive offices, operations center and each of our banking centers.

Type of Location	Address

Executive offices, banking location	2100 McKinney Avenue Suite 900 Dallas, Texas 75201
Operations center	6060 North Central Expressway Suite 800 Dallas, Texas 75206
Banking location	4230 Lyndon B. Johnson Freeway Suite 100 Dallas, Texas 75244
Banking location	5910 North Central Expressway Suite 150 Dallas, Texas 75206
Banking location	5800 Granite Parkway Suite 150 Plano, Texas 75024
Banking location	1600 West 7th Street Suite 200 Fort Worth, Texas 76102
Motor banking location	400 East Belknap Street Fort Worth, Texas 76102
Banking location	114 W. 7th St. Suite 100 Austin, Texas 78701
Banking location	745 East Mulberry Street Suite 350 San Antonio, Texas 78212
Banking location	One Riverway Suite 150 Houston, Texas 77056

ITEM 3.	LEGAL PROCEEDINGS
      We are not involved in any pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on our results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Our common stock began trading on the NASDAQ Stock Market on August 13, 2003, and is traded under the symbol “TCBI”. Our common stock was not publicly traded, nor was there an established market therefore, prior to August 13, 2003. On March 4, 2005 there were approximately 550 holders of record of our common stock.
      No cash dividends have ever been paid by us on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our principal source of funds to pay cash dividends on our common stock would be cash dividends from our bank. The payment of dividends by our bank is subject to certain restriction imposed by federal and state banking laws, regulations and authorities.
      The following table presents the range of high and low bid prices reported on the NASDAQ Stock Market for the period from August 13, 2003 through the end of the third quarter of 2003, the fourth quarter of 2003, and each of the four quarters of 2004.

	Price per Share

Quarter Ended	High	Low

September 30, 2003	$12.95	$11.80
December 31, 2003	14.68	12.20
March 31, 2004	17.55	14.15
June 30, 2004	17.33	14.08
September 30, 2004	18.41	15.37
December 31, 2004	22.60	17.70
Equity Compensation Plan Information

	Number of Securities	Weighted Average	Number of Securities
	to be Issued upon	Exercise Price of	Remaining Available
	Exercise of	Outstanding	for Future Issuance
	Outstanding Options,	Options, Warrants	Under Equity
Plan Category	Warrants and Rights	and Rights	Compensation Plans

Equity compensation plans approved by security holders	2,789,480	$8.98	563,220
Equity compensation plans not approved by security holders(1)	84,274	6.80	—

Total	2,873,754	$8.92	563,220

(1)	Refers to deferred compensation agreement. See further discussion in Note 11 to the Consolidated Financial Statements.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
      You should read the selected financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	At or For the Year Ended December 31

	2004	2003	2002	2001	2000

	(In thousands, except per share, average share and percentage data)
Consolidated Operating Data(1)
Interest income	$110,878	$85,484	$70,142	$70,594	$55,769
Interest expense	36,136	32,329	27,896	35,539	32,930
Net interest income	74,742	53,155	42,246	35,055	22,839
Provision for loan losses	1,688	4,025	5,629	5,762	6,135
Net interest income after provision for loan losses	73,054	49,130	36,617	29,293	16,704
Non-interest income	13,632	10,892	8,625	5,983	1,957
Non-interest expense	57,340	48,380	35,370	29,432	35,158
Income (loss) before income taxes	29,346	11,642	9,872	5,844	(16,497)
Income tax expense (benefit)	9,786	(2,192)	2,529	—	—
Net income (loss)(2)	19,560	13,834	7,343	5,844	(16,497)

Consolidated Balance Sheet Data(1)
Total assets	2,611,163	2,192,875	1,793,282	1,164,779	908,428
Loans held for investment	1,564,578	1,229,773	1,002,557	854,505	624,514
Loans held for sale	119,537	80,780	116,106	43,764	1,346
Securities available-for-sale	804,544	775,338	553,169	206,365	184,952
Securities held-to-maturity	—	—	—	—	28,366
Deposits	1,789,887	1,445,030	1,196,535	886,077	794,857
Federal funds purchased	113,478	78,961	83,629	76,699	11,525
Other borrowings	481,513	466,793	365,831	86,899	7,061
Long-term debt	20,620	20,620	10,000	—	—
Stockholders’ equity	195,275	171,756	124,976	106,359	86,197

Other Financial Data
Income (loss) per share:
Basic(2)	$.77	$.62	$.33	$.31	$(.95)
Diluted(2)	$.75	.60	.32	.30	(.95)
Tangible book value per share(3)	7.61	6.81	5.80	5.08	4.46
Book value per share(3)	7.67	6.87	5.87	5.15	4.54
Weighted average shares:
Basic	25,260,526	21,332,746	19,145,255	18,957,652	17,436,628
Diluted	26,234,637	23,118,804	19,344,874	19,177,204	17,436,628

	At or For the Year Ended December 31

	2004	2003	2002	2001	2000

	(In thousands, except per share, average share and percentage data)
Selected Financial Ratios:
Performance Ratios
Return on average assets	0.82%	0.70%	0.54%	0.58%	(2.42%)
Return on average equity	10.74%	9.71%	6.27%	6.44%	(20.02%)
Net interest margin	3.37%	2.87%	3.28%	3.62%	3.51%
Efficiency ratio (excludes securities gains)(4)	64.88%	76.33%	71.46%	75.20%	141.90%
Non-interest expense to average earning assets(5)	2.57%	2.43%	2.59%	2.90%	5.15%

Asset Quality Ratios
Net charge-offs to average loans(6)	0.05%	0.08%	0.40%	0.27%	—
Reserve to loans held for investment(6)	1.20%	1.44%	1.45%	1.47%	1.43%
Allowance to non-performing loans	308.60%	173.39%	499.42%	110.23%	—
Non-performing loans to loans(6)	.39%	.83%	.29%	.75%	—

Capital and Liquidity Ratios
Total capital ratio	11.67%	13.14%	11.32%	11.73%	10.98%
Tier 1 capital ratio	10.72%	12.00%	10.16%	10.48%	9.94%
Tier 1 leverage ratio	8.31%	8.82%	7.66%	9.46%	9.62%
Average equity/average assets	7.66%	7.16%	8.57%	8.93%	12.07%
Tangible equity/assets	7.42%	7.76%	6.89%	9.00%	9.31%
Average net loans/average deposits	92.89%	91.49%	96.31%	95.54%	72.92%

(1)	The consolidated statement of operating data and consolidated balance sheet data presented above for the five most recent fiscal years ended December 31 have been derived from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, our independent registered public accounting firm. The historical results are not necessarily indicative of the results to be expected in any future period.

(2)	During the year ended December 31, 2003, net income included the impact of reversing our deferred tax asset valuation allowance of $5.9 million, $6.3 million in penalties related to unwinding repurchase agreements prior to maturity and approximately $250,000 in separation expense related to the resignation of a senior officer. For the year ended December 31, 2003, income per share excluding the impact of reversing the valuation allowance, unwinding penalties and separation expense would have been $0.54, on a basic basis, and $0.53, on a diluted basis. During the year ended December 31, 2002, net income included $1.2 million in IPO expenses recognized as our offering was postponed. For the year ended December 31, 2002, income per share excluding these IPO expenses would have been $0.37, on a basic basis, and $0.36, on a diluted basis. Income per share excluding the impact of reversing the valuation allowance, unwinding penalties and separation expense for the year ended December 31, 2003 and income per share excluding IPO expenses for the year ended December 31, 2002 are non-GAAP financial measures. See below for an explanation why we believe these non-GAAP financial measures are useful to management and investors and a reconciliation of these non-GAAP financial measures to income per share, which is the most directly comparable financial measure presented in accordance with GAAP.

(3)	Amounts for December 31, 2001 are adjusted to reflect the conversion of 753,301 shares of preferred stock outstanding on such date into 1,506,602 shares of common stock, assuming automatic conversion of the preferred stock. Amounts for December 31, 2002 are adjusted to reflect the conversion of 1,057,142 shares of preferred stock outstanding on such date into 2,114,284 shares of common stock, assuming automatic conversion of the preferred stock.

(4)	Represents non-interest expense divided by the sum of net interest income and non-interest income for the periods shown. During the year ended December 31, 2003, non-interest expense included $6.3 million in penalties related to unwinding repurchase agreements prior to maturity and approximately $250,000 in separation expense related to the resignation of a senior officer. For the year ended December 31, 2003, the efficiency ratio excluding the unwinding penalties and separation expense would have been 66.06%. During the year ended December 31, 2002, non-interest expense included $1.2 million in IPO expenses recognized as our offering was postponed. For the year ended December 31, 2002, the efficiency ratio excluding the IPO expenses would have been 69.06%. The efficiency ratio excluding unwinding penalties and separation expense for the year ended December 31, 2003 and the efficiency ratio excluding IPO expenses for the year ended December 31, 2002 are non-GAAP financial measures. See below for an explanation why we believe these non-GAAP financial measures are useful to management and investors and a reconciliation of these non-GAAP financial measures to income per share, which is the most directly comparable financial measure presented in accordance with GAAP.

(5)	During the year ended December 31, 2003, the ratio of non-interest expense to average earning assets ratio included $6.3 million in penalties related to unwinding repurchase agreements prior to maturity and approximately $250,000 in separation expense related to the resignation of a senior officer. For the year ended December 31, 2003, the ratio of non-interest expense to average assets excluding the unwinding penalties and separation expense would have been 2.10%. During the year ended December 31, 2002, the ratio of non-interest expense to average assets ratio included $1.2 million in IPO expenses recognized as our offering was postponed. For the year ended December 31, 2002, the ratio of non-interest expense to average assets excluding the IPO expenses would have been 2.50%. The ratio of non-interest expense to average assets excluding unwinding penalties and separation expense for the year ended December 31, 2003 and the ratio of non-interest expense to average assets excluding IPO expenses for the year ended December 31, 2002 are non-GAAP financial measures. See below for an explanation why we believe these non-GAAP financial measures are useful to management and investors and a reconciliation of these non-GAAP financial measures to income per share, which is the most directly comparable financial measure presented in accordance with GAAP.

(6)	Excludes loans held for sale.
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
Overview of Our Operating Results
      Our bank was formed through the acquisition of Resource Bank, N.A., which was organized in 1997. Upon completion of our $80 million private equity offering and the acquisition of Resource Bank, we commenced operations in December 1998. The amount of capital we raised, which we believe is the largest amount of start-up capital ever raised for a national bank at that time, was intended to support a significant level of near-term growth and permit us to originate and retain loans of a size and type that our targeted customers, middle market businesses and high net worth individuals, would find attractive. Our large initial capitalization has resulted in reduced levels of return on equity to date. However, as we build our loan and investment portfolio we expect our return on equity to increase to normalized levels.

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
      Our operating results have improved significantly over the past several years as we moved into full operations. The table below shows the annual growth rate of our net interest income, net income, assets, loans and deposits:

	At or for the		At or for the		At or for the		At or for the
	Year Ended	Annual	Year Ended	Annual	Year Ended	Annual	Year Ended	Annual
	December 31,	Growth	December 31,	Growth	December 31,	Growth	December 31,	Growth
	2004	Rate(1)	2003	Rate(1)	2002	Rate(1)	2001	Rate(1)

	(In thousands)
Net interest income	$74,742	41%	$53,155	26%	$42,246	21%	$35,055	53%
Net income	19,560	41%	13,834	88%	7,343	26%	5,844	135%
Assets	2,611,163	19%	2,192,875	22%	1,793,282	54%	1,164,779	28%
Loans	1,687,914	28%	1,314,241	17%	1,122,506	24%	903,979	44%
Deposits	1,789,887	24%	1,445,030	21%	1,196,535	35%	886,077	11%

(1)	The annual growth rate with respect to period data is the percentage growth of the item in the period shown compared to the most recently completed prior period.
      The growth in our profitability is based on several key factors:

•	we have successfully grown our asset base significantly each year;

•	we have been able to maintain stable and diverse funding sources, resulting in increased net interest income from 2000 onward, despite a falling interest rate environment and the fact that most of our loans have floating interest rates; and

•	the growth in our asset base has resulted in annual growth of 53%, 21%, 26%, and 41% in our principal earnings source, net interest income, in 2001, 2002, 2003, and 2004, respectively.
Year ended December 31, 2004 compared to year ended December 31, 2003
      We recorded net income of $19.6 million for the year ended December 31, 2004 compared to $13.8 million for the same period in 2003. Diluted income per common share was $0.75 for 2004 and $0.60 for the same period in 2003. Returns on average assets and average equity were 0.82% and 10.74%, respectively, for the year ended December 31, 2004 compared to 0.70% and 9.71%, respectively, for the same period in 2003.
      The increase in net income for the year ended December 31, 2004 over the same period of 2003 was primarily due to an increase in net interest income and non-interest income, offset by an increase in non-interest expense. Net interest income increased by $21.6 million, or 40.6%, to $74.7 million for the year ended December 31, 2004 compared to $53.2 million for the same period in 2003. The increase in net interest income was primarily due to an increase of $376.4 million in average earning assets, coupled with a 50 basis point improvement in the net interest margin.

      Non-interest income increased by $2.7 million, or 25.2%, during the year ended December 31, 2004 to $13.6 million, compared to $10.9 million during the same period in 2003. The increase was primarily due to an increase in gain on sale of mortgage loans relating to our residential mortgage lending division that was started in the third quarter of 2003. Gain on sale of mortgage loans increased $3.3 million to $3.4 million during the year ended December 31, 2004 compared to $120,000 during the same period in 2003. Also, our trust income increased by $619,000 to $1.9 million during the year ended December 31, 2004 compared to $1.3 million for the same period in 2003, due to continued growth in trust assets. Offsetting these increases was a decrease in mortgage warehouse fees. Mortgage warehouse fees totaled $996,000 for the year ended December 31, 2004, compared to $1.5 million for the same period in 2003. Non-interest income for the year ended December 31, 2003 included a gain on sale of securities of $666,000. We did not recognize any similar gains of this nature in 2004. Also, there was a decrease in bank owned life insurance (BOLI) income in 2004 related to an annual adjustment in earning rates.
      Non-interest expense increased by $9.0 million, or 18.5%, to $57.3 million during the year ended December 31, 2004 compared to $48.4 million during the same period in 2003. This increase is primarily related to an $11.2 million increase in salaries and employee benefits. The increase in salaries and employee benefits resulted from an increase in the total number of employees related to general business growth, additional staffing for the new Houston office, the significant expansion of the residential mortgage lending division, and increased incentive compensation reflective of our performance. Occupancy expense increased by $708,000 to $5.7 million during the year ended December 31, 2004 compared to the same period in 2003 and is related to our continued growth in the residential mortgage lending division and our Houston office. Marketing expense increased $1.2 to $2.6 million during the year ended December 31, 2004 from $1.4 million during the same period in 2003.
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
      The increase in net income for the year ended December 31, 2003 over the same period of 2002 was primarily due to an increase in net interest income and non-interest income and the impact of reversing the deferred tax valuation allowance of $5.9 million, offset by an increase in non-interest expense. Net interest income increased by $10.9 million, or 25.8%, to $53.2 million for the year ended December 31, 2003 compared to $42.3 million for the same period in 2002. The increase in net interest income was primarily due to an increase of $567.6 million in average earning assets, offset by a 41 basis point decrease in the net interest margin. Non-interest expense for the year ended December 31, 2003 included approximately $250,000 in separation expense related to the resignation of a senior officer and $6.3 million in penalties related to unwinding repurchase agreements in June 2003 prior to maturity to lower funding costs. We unwound approximately $139 million of repurchase agreements and entered into new repurchase agreements with respect to a significant portion of that amount, with the remainder replaced with overnight funds. A significant portion of these overnight funds were replaced with deposits when we completed our acquisition of the outstanding deposit accounts of Bluebonnet Savings Bank FSB, which occurred on August 8, 2003.
      Excluding the impact of reversing the valuation allowance, unwinding penalties and separation expense, diluted income per share would have been $0.53. Income per share excluding the impact of reversing the valuation allowance, unwinding penalties and separation expense is a non-GAAP financial measure. Please see the discussion of non-GAAP financial measures beginning on page 18 for an explanation of why we believe this non-GAAP financial measure is useful to management and investors and the table beginning on page 20 for a reconciliation of diluted income per share excluding impact of reversing the valuation allowance, unwinding penalties and separation expense to diluted income per share, which is the most directly comparable financial measure presented in accordance with GAAP.

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
      Non-interest expense increased by $13.0 million, or 36.8%, to $48.4 million during the year ended December 31, 2003 compared to $35.4 million during the same period in 2002. This increase is partially due to the incurrence of $6.3 million in penalties related to unwinding repurchase agreements prior to maturity in order to take advantage of historical lows in interest rates, which had decreased on similar repurchase agreements by approximately 1.4% since the time we entered into the original repurchase agreements. Salaries and employee benefits increased by $6.8 million due in part to an increase in total staffing at December 31, 2003 as compared to December 31, 2002. The increase in salaries and employee benefits also included separation expenses of approximately $250,000 related to the resignation of a senior officer. In addition, we experienced losses related to forged checks of approximately $300,000 during 2003. We have taken steps to reduce these types of losses in the future. Occupancy expense decreased by $14,000 to $5.0 million during the year ended December 31, 2003 compared to the same period in 2002 primarily related to a decrease in depreciation as many of our fixed assets are becoming fully depreciated. Marketing expense decreased $234,000 to $1.4 million during the year ended December 31, 2003 from $1.7 million during the same period in 2002.
Net Interest Income
      Net interest income was $74.7 million for the year ended December 31, 2004 compared to $53.2 million for the same period of 2003. The increase in net interest income was primarily due to an increase of $376.4 million in average earning assets, coupled with a 50 basis point improvement in the net interest margin. The increase in average earning assets from 2003 included a $246.0 million increase in average net loans and a $139.5 million increase in average securities. For the year ended December 31, 2004, average net loans and securities represented 65% and 35%, respectively, of average earning assets compared to 64% and 35%, respectively, in 2003.
      Average interest bearing liabilities increased $298.8 million from the year ended December 31, 2003, which included a $196.6 million increase in interest bearing deposits and a $99.4 million increase in other borrowings. The increase in average borrowings was primarily related to funding of the increase in investment securities. The average cost of interest bearing liabilities decreased from 2.04% for the year ended December 31, 2003 to 1.92% in 2004, reflecting the reduction in market interest rates.
      Net interest income was $53.2 million for the year ended December 31, 2003 compared to $42.3 million for the same period of 2002. The increase was primarily due to an increase in average earning assets of $567.6 million for 2003 as compared to 2002, offset by a 41 basis point decrease in net interest margin. The increase in average earning assets from 2002 included a $241.7 million increase in average net loans and a $326.0 million increase in average securities. For the year ended December 31, 2003, average net loans and securities represented 64% and 35%, respectively, of average earning assets compared to 74% and 25%, respectively, in 2002. The decrease in loan percentage reflects management’s decision to tighten lending standards beginning in 2001 and continuing during 2002 pending clearer signs of improvement in the U.S. economy. Our securities percentage increased in 2003 as we used additional securities to increase our earnings and improve our return on equity by taking advantage of market spreads.

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
Volume/ Rate Analysis

	Years Ended December 31,

	2004/2003			2003/2002			2002/2001

		Change Due to(1)			Change Due to(1)			Change Due to(1)

	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate

	(In thousands)
Interest income:
Securities(2)	$9,778	$5,188	$4,590	$7,400	$15,826	$(8,426)	$4,724	$8,740	$(4,016)
Loans	16,149	12,413	3,736	8,064	14,581	(6,517)	(4,849)	13,464	(18,313)
Federal funds sold	(101)	(105)	4	(77)	(10)	(67)	(337)	7	(344)
Deposits in other banks	(1)	(1)	—	(14)	23	(37)	10	11	(1)

	25,825	17,495	8,330	15,373	30,420	(15,047)	(452)	22,222	(22,674)
Interest expense:
Transaction deposits	201	216	(15)	(40)	126	(166)	(414)	255	(669)
Savings deposits	1,450	1,624	(174)	(431)	1,796	(2,227)	(7,214)	(452)	(6,762)
Time deposits	655	1,294	(639)	179	3,710	(3,531)	(2,908)	6,558	(9,466)
Borrowed funds	1,501	1,550	(49)	4,725	7,412	(2,687)	2,893	5,416	(2,523)

	3,807	4,684	(877)	4,433	13,044	(8,611)	(7,643)	11,777	(19,420)

Net interest income	$22,018	$12,811	$9,207	$10,940	$17,376	$(6,436)	$7,191	$10,445	$(3,254)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.
      Net interest margin, the ratio of net interest income to average earning assets, increased from 2.87% in 2003 to 3.37% in 2004. This increase was due primarily to a 38 basis point increase in the yield on earning assets coupled with a 12 basis point decrease in the cost of interest bearing liabilities.
      Net interest margin decreased from 3.28% in 2002 to 2.87% in 2003. This decrease was due primarily to the falling rate environment in which our balance sheet was asset sensitive, largely due to the concentration of assets in variable rate loans. In addition, a larger portion of our assets was invested in securities, which generally have a lower yield than loans. The cost of interest bearing liabilities decreased by 53 basis points in 2003, primarily due to overall lower market interest rates.

Consolidated Daily Average Balances, Average Yields and Rates

	Year Ended December 31

	2004			2003			2002

	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)(2)	Rate	Balance	Expense(1)(2)	Rate	Balance	Expense(1)	Rate

	(In thousands)
Assets
Securities — Taxable	$758,975	$31,343	4.13%	$642,952	$22,796	3.55%	$318,864	$15,484	4.86%
Securities — Non-taxable	25,407	1,319	5.19%	1,919	88	4.59%	—	—	—
Federal funds sold	5,265	65	1.23%	14,283	166	1.16%	14,874	243	1.63%
Deposits in other banks	931	13	1.40%	1,026	14	1.36%	558	28	5.02%
Loans held for sale	73,883	6,569	8.89%	121,294	6,790	5.60%	51,393	3,578	6.96%
Loans	1,385,848	72,031	5.20%	1,090,623	55,661	5.10%	915,571	50,809	5.55%
Less reserve for loan losses	18,311	—	—	16,512	—	—	13,226	—	—

Loans, net	1,441,420	78,600	5.45%	1,195,405	62,451	5.22%	953,738	54,387	5.70%

Total earning assets	2,231,998	111,340	4.99%	1,855,585	85,515	4.61%	1,288,034	70,142	5.45%
Cash and other assets	144,956			134,644			77,688

Total assets	$2,376,954			$1,990,229			$1,365,722

Liabilities and stockholders’ equity

Transaction deposits	$96,911	$652	.67%	$65,521	$451	.69%	$52,155	$491	0.94%
Savings deposits	558,479	7,690	1.38%	443,098	6,240	1.41%	349,128	6,671	1.91%
Time deposits	597,985	14,895	2.49%	548,160	14,240	2.60%	433,731	14,061	3.24%

Total interest bearing deposits	1,253,375	23,237	1.85%	1,056,779	20,931	1.98%	835,014	21,223	2.54%
Other borrowings	612,295	11,803	1.93%	512,933	10,493	2.05%	249,000	6,608	2.65%
Long-term debt	20,620	1,096	5.32%	17,824	905	5.08%	1,178	65	5.52%

Total interest bearing liabilities	1,886,290	36,136	1.92%	1,587,536	32,329	2.04%	1,085,192	27,896	2.57%
Demand deposits	298,430			249,782			155,298
Other liabilities	10,052			10,467			8,138
Stockholders’ equity	182,182			142,444			117,094

Total liabilities and stockholders’ equity	$2,376,954			$1,990,229			$1,365,722

Net interest income		$75,204			$53,186			$42,246
Net interest income to earning assets (net interest margin)			3.37%			2.87%			3.28%
Net interest spread			3.07%			2.57%			2.88%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

Non-interest Income

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Service charges on deposit accounts	$3,370	$3,446	$2,772
Trust fee income	1,932	1,313	987
Gains on sale of securities, net	—	666	1,375
Cash processing fees	587	973	993
BOLI income	1,288	1,619	735
Mortgage warehouse fees	996	1,524	693
Gain on sale of mortgage loans	3,420	120	—
Other	2,039	1,231	1,070

Total non-interest income	$13,632	$10,892	$8,625

      Non-interest income increased by $2.7 million, or 25.2%, during the year ended December 31, 2004 to $13.6 million, compared to $10.9 million during the same period in 2003. The increase was primarily due to an increase in gain on sale of mortgage loans relating to our residential mortgage lending division that was started in the third quarter of 2003. Gain on sale of mortgage loans increased $3.3 million to $3.4 million during the year ended December 31, 2004 compared to $120,000 during the same period in 2003. Also, our trust income increased by $619,000 to $1.9 million during the year ended December 31, 2004 compared to $1.3 million for the same period in 2003, due to continued growth in trust assets. Offsetting these increases were decreases in cash processing fees, mortgage warehouse fees, and gains on sale of securities. Cash processing fees were $386,000 lower in 2004 compared to 2003. These fees were related to a special project that occurred in the first quarter of 2002, 2003, and 2004. Fees are lower in 2004 as compared to 2003 due to smaller participation and more competitive pricing. Mortgage warehouse fees totaled $996,000 for the year ended December 31, 2004, compared to $1.5 million for the same period in 2003. The decrease was due to more normalized production levels in 2004 as compared to peak production during the second and third quarters of 2003 as overall refinancings reached record levels. Non-interest income for the year ended December 31, 2003 included a gain on sale of securities of $666,000. We did not have any sales of securities in 2004. Also, there was a decrease in BOLI income related to an annual adjustment in earning rates. The current policy provides life insurance for 25 executives, naming us as beneficiary.
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
      While management expects continued growth in non-interest income, the future rate of growth could be affected by increased competition from nationwide and regional financial institutions. In order to achieve continued growth in non-interest income, we may need to introduce new products or enter into new markets. Any new product introduction or new market entry could place additional demands on capital and managerial resources.

Non-interest Expense

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Salaries and employee benefits	$34,794	$23,604	$16,757
Net occupancy expense	5,695	4,987	5,001
Marketing	2,609	1,432	1,666
Legal and professional	3,141	2,867	3,038
Communications and data processing	3,158	3,042	2,839
Franchise taxes	246	124	108
Repurchase agreement penalties	—	6,262	—
IPO expenses	—	—	1,190
Other(1)	7,697	6,062	4,771

Total non-interest expense	$57,340	$48,380	$35,370

(1)	Other expense includes such items as courier expenses, regulatory assessments, due from bank charges, and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.
      Non-interest expense for the year ended December 31, 2004 increased $9.0 million, or 18.5%, compared to the same period of 2003. This increase is due primarily to an $11.2 million increase in salaries and employee benefits. The increase in salaries and employee benefits resulted from an increase in the total number of employees related to general business growth, additional staffing for the new Houston office, the significant expansion of the residential mortgage lending division, and increased incentive compensation reflective of our performance.
      Occupancy expense increased by $708,000 to $5.7 million during the year ended December 31, 2004 compared to the same period in 2003 and is related to our continued business growth and our new Houston office.
      Marketing expense for the year ended December 31, 2004 increased $1.2 million, or 82.1%, compared to 2003. Marketing expense for the year ended December 31, 2004 included $235,000 of direct marketing and promotions and $1.2 million in business development compared to direct marketing and promotions of $122,000 and business development of $593,000 during 2003. Marketing expense for the year ended December 31, 2004 also included $1.2 million for the purchase of miles related to the American Airlines AAdvantage® program compared to $717,000 during 2003. Our direct marketing may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets. Legal and professional expenses increased $274,000 or 9.6%, mainly related to growth and increased cost of compliance with laws and regulations. Communications and data processing expense for the year ended December 31, 2004 increased $116,000, or 3.8%, due to growth in our loan and deposit base and increased staff.
      Non-interest expense for the year ended December 31, 2003 increased $13.0 million, or 36.8%, compared to the same period of 2002. This increase included $6.3 million in penalties related to our restructuring of the maturities and pricing of our repurchase agreements in June 2003 in order to take advantage of historical lows in interest rates, which had decreased on similar repurchase agreements by approximately 1.4% since the time we entered into the original repurchase agreements. We unwound approximately $139 million in repurchase agreements prior to their maturities and entered into new repurchase agreements with respect to a significant portion of that amount, with the remainder replaced with overnight funds. A significant portion of these overnight funds were replaced with deposits when we completed our acquisition of the outstanding deposit accounts of Bluebonnet Savings Bank FSB in August 2003. Salaries and employee benefits increased by $6.8 million or 40.9%. Total full time employees increased from 215 at December 31, 2002 to 305 at December 31, 2003. Also included in salaries and benefits for the year ended December 31, 2003, is $250,000 in separation costs related to the resignation of a senior officer. In addition, we experienced fraud losses related to check theft of approximately $300,000 during 2003. We have taken steps to reduce these types of fraud losses in the future.
      Marketing expense for the year ended December 31, 2003 decreased $234,000, or 14.0%, compared to 2002. Marketing expense for the year ended December 31, 2003 included $122,000 of direct marketing and promotions and business development of $593,000 compared to direct marketing and promotions of $609,000 and business development of $427,000 during 2002. Marketing expense for the year ended December 31, 2003 also included $717,000 for the purchase of miles related to the American Airlines AAdvantage® program compared to $630,000 during 2002. Our direct marketing may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets. Legal and professional expenses decreased $171,000 or 5.6%, mainly related to legal expenses incurred with our non-performing loans and leases. Communications and data processing expense for the year ended December 31, 2003 increased $203,000, or 7.2%, due to growth in our loan and deposit base and increased staff.
Income Taxes
      We had a gross deferred tax asset of $8.8 million at December 31, 2004, which relates primarily to our allowance for loan losses. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.
      At December 31, 2003, we had a gross deferred tax asset of $8.4 million. In 2003, as a result of our reassessment of our ability to generate sufficient earnings to allow the utilization of our deferred tax assets, we believed it was more likely than not that the deferred tax assets would be realized. Accordingly in compliance with Statement of Financial Accounting Standards No. 109, we reversed the valuation allowance and certain related tax reserves during the year.
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

Consolidated Interim Financial Information (Unaudited)

	2004 Selected Quarterly Financial Data

	Fourth	Third	Second	First

	(In thousands except per share data)
Interest income	$32,529	$29,019	$25,056	$24,274
Interest expense	11,069	9,633	7,804	7,630

Net interest income	21,460	19,386	17,252	16,644
Provision for loan losses	200	375	363	750

Net interest income after provision for loan losses	21,260	19,011	16,889	15,894
Non-interest income	3,738	3,463	3,116	3,315
Non-interest expense	15,917	14,595	13,496	13,332

Income before income taxes	9,081	7,879	6,509	5,877
Income tax expense	3,054	2,643	2,149	1,940

Net income	$6,027	$5,236	$4,360	$3,937

Earnings per share:
Basic	$.24	$.21	$.17	$.16

Diluted	$.23	$.20	$.17	$.15

Average shares:
Basic	25,386,000	25,302,000	25,245,000	25,109,000

Diluted	26,457,000	26,264,000	26,140,000	26,076,000

	2003 Selected Quarterly Financial Data

	Fourth	Third	Second	First

	(In thousands except per share data)
Interest income	$22,998	$20,977	$21,363	$20,146
Interest expense	7,600	7,626	8,699	8,404

Net interest income	15,398	13,351	12,664	11,742
Provision for loan losses	700	475	1,600	1,250

Net interest income after provision for loan losses	14,698	12,876	11,064	10,492
Non-interest income	2,255	2,512	2,473	2,986
Securities gains, net	(20)	—	345	341
Non-interest expense	11,618	10,483	16,901	9,378

Income before income taxes	5,315	4,905	(3,019)	4,441
Income tax expense	1,701	1,573	(6,876)	1,410

Net income	3,614	3,332	3,857	3,031
Preferred stock dividends	—	(149)	(276)	(274)

Income available to common stockholders	$3,614	$3,183	$3,581	$2,757

Earnings per share:
Basic	$.14	$.15	$.19	$.14

Diluted	$.14	$.14	$.18	$.14

Average shares:
Basic	24,931,000	21,925,000	19,211,000	19,194,000

Diluted	25,808,000	23,671,000	21,509,000	21,433,000

Analysis of Financial Condition
      Loan Portfolio. Our loan portfolio has grown at an annual rate of 24.2%, 17.1% and 28.4% in 2002, 2003 and 2004, respectively, reflecting the build-up of our lending operations. Our business plan focuses primarily on lending to middle market businesses and high net worth individuals, and accordingly, commercial and real estate loans have comprised a majority of our loan portfolio since we commenced operations, decreasing slightly from 78.0% of total loans at December 31, 2000 to 72.0% of total loans at December 31, 2004. Construction loans have increased from 13.3% of the portfolio at December 31, 2000 to 19.4% of the portfolio at December 31, 2004. Consumer loans have decreased from 5.7% of the portfolio at December 31, 2000 to 0.92% of the portfolio at December 31, 2004. Loans held for sale, which are principally residential mortgage loans being warehoused for sale (typically within 30 days), fluctuate based on the level of market demand in the product.
      We originate substantially all of the loans held in our portfolio, except in certain instances we have purchased individual leases and lease pools (primarily commercial and industrial equipment and vehicles), as well as select loan participations and USDA government guaranteed loans.
      The following summarizes our loan portfolios by major category as of the dates indicated:

	December 31

	2004	2003	2002	2001	2000

	(In thousands)
Commercial	$818,156	$608,542	$509,505	$402,302	$325,774
Construction	328,074	256,134	172,451	180,115	83,931
Real estate	397,029	339,069	282,703	218,192	164,873
Consumer	15,562	16,564	24,195	25,054	36,092
Leases	9,556	13,152	17,546	34,552	17,093
Loans held for sale	119,537	80,780	116,106	43,764	1,346

Total	$1,687,914	$1,314,241	$1,122,506	$903,979	$629,109

      We continue to lend primarily in Texas. As of December 31, 2004, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. Within the loan portfolio, loans to the services industry were $605.4 million, or 35.9%, of total loans at December 31, 2004. Other notable concentrations include $223.1 million in personal/household loans (which includes loans to certain high net worth individuals for commercial purposes and mortgage loans held for sale, in addition to consumer loans), $244.7 million to the contracting industry and $189.7 million in petrochemical and mining loans. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.
Loan Maturity and Interest Rate Sensitivity on December 31, 2004

		Remaining Maturities of Selected Loans

	Total	Within 1 Year	1-5 Years	After 5 Years

	(In thousands)
Loan maturity:
Commercial	$818,156	$388,877	$352,786	$76,493
Construction	328,074	153,785	159,932	14,357

Total	$1,146,230	$542,662	$512,718	$90,850

Interest rate sensitivity for selected loans with:
Predetermined interest rates	$49,990	$14,039	$22,165	$13,786
Floating or adjustable interest rates	1,096,240	528,623	490,553	77,064

Total	$1,146,230	$542,662	$512,718	$90,850

Summary of Loan Loss Experience
      The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $1.7 million for the year ended December 31, 2004, $4.0 million for 2003 and $5.6 million for 2002. The provision for losses necessary to maintain reserve adequacy decreased due to the improvement in indicators of credit quality in 2004, such as net charge-offs and non-performing loans.
      The reserve for loan losses is comprised of allocated reserves for impaired loans and an estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specific loans. We regularly evaluate our reserve for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Factors contributing to the determination of allocated reserves include the creditworthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All loan commitments rated substandard or worse and greater than $1,000,000 are reviewed and a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans greater than $50,000. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate that portion of the required reserve assigned to unfunded loan commitments.
      The reserve allocation percentages assigned to each credit grade have been developed based on an analysis of our historical loss rates and historical loss rates within the banking industry and our markets, adjusted for certain qualitative factors. Qualitative adjustments for such things as general economic conditions, changes in credit policies and lending standards, and changes in the trend and severity of problem loans, can cause the estimation of future losses to differ from past experience. The unallocated portion of the general reserve serves to compensate for additional areas of uncertainty and considers industry trends. In addition, the reserve considers the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio.
      The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and anticipated future credit losses. The changes are reflected in the general reserve and in specific reserves as the collectibility of larger classified loans is evaluated with new information. As our portfolio matures, historical loss ratios are being closely monitored, and our reserve adequacy will rely primarily on our loss history. Currently, the review of reserve adequacy is performed by executive management and presented to our board of directors for their review, consideration and ratification on a quarterly basis.
      The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $18.7 million at December 31, 2004, $17.7 million at December 31, 2003 and $14.5 million at December 31, 2002. This represents 1.20%, 1.44% and 1.45% of loans held for investment at December 31, 2004, 2003 and 2002, respectively.

      The table below presents a summary of our loan loss experience for the past five years.
Summary of Loan Loss Experience

	Year Ended December 31

	2004		2003		2002		2001		2000

	(In thousands, except percentage and multiple data)
Beginning balance	$17,727		$14,538		$12,598		$8,910		$2,775
Loans charged-off:
Commercial	258		50		2,096		1,418		—
Real estate	—		402		—		—		—
Consumer	157		5		11		—		—
Leases	939		618		1,740		656		—

Total	1,354		1,075		3,847		2,074		—
Recoveries:
Commercial	148		78		42		—		—
Leases	489		161		116		—		—

	637		239		158		—		—

Net charge-offs	717		836		3,689		2,074		—
Provision for loan losses	1,688		4,025		5,629		5,762		6,135

Ending balance	$18,698		$17,727		$14,538		$12,598		$8,910

Reserve to loans held for investment(2)	1.20%		1.44%		1.45%		1.47%		1.43%
Net charge-offs to average loans(2)	.05%		.08%		.40%		.27%		—
Provision for loan losses to average loans(2)	.12%		.37%		.61%		.75%		1.44%
Recoveries to gross charge-offs	47.05%		22.23%		4.11%		—		—
Reserve as a multiple of net charge-offs	26.1	x	21.2	x	3.9	x	6.1	x	—
Non-performing and renegotiated loans:
Loans past due (90 days)	$209		$7		$135		$384		$—
Non-accrual(1)	5,850		10,217		2,776		6,032		572
Renegotiated	—		—		—		5,013		—

Total	$6,059		$10,224		$2,911		$11,429		$572

Allowance to non-performing loans	3.1	x	1.7	x	5.0	x	1.1	x	15.6	x

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $168,000, $154,000 and $771,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(2)	Excludes loans held for sale.

Loan Loss Reserve Allocation

	December 31

	2004		2003		2002		2001		2000

	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans

	(In thousands, except percentage data)
Loan category:
Commercial	$6,829	48%	$6,376	46%	$4,818	45%	$7,549	45%	$3,136	52%
Construction	2,701	19	2,608	20	2,008	15	1,004	20	498	13
Real estate(1)	2,136	31	2,113	32	3,193	36	1,738	29	2,250	26
Consumer	371	1	93	1	114	2	116	2	144	6
Leases	457	1	932	1	706	2	623	4	384	3
Unallocated	6,204	—	5,605	—	3,699	—	1,568	—	2,498	—

Total	$18,698	100%	$17,727	100%	$14,538	100%	$12,598	100%	$8,910	100%

(1)	Includes loans held for sale.
Non-performing Assets
      Non-performing assets include non-accrual loans and leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. The table below summarizes our non-accrual loans by type:

	Year Ended December 31

	2004	2003	2002

		(In thousands)
Non-accrual loans:
Commercial	$687	$4,124	$641
Construction	4,371	3,986	—
Real estate	403	951	1,367
Consumer	126	105	26
Leases	263	1,051	742

Total non-accrual loans	$5,850	$10,217	$2,776

Reserves	$1,278	$2,252	$832
      At December 31, 2004, 2003 and 2002, we had $209,000, $7,000 and $135,000, respectively, in accruing loans past due 90 days or more. Interest income recorded on impaired loans during the years ended December 31, 2004, 2003 and 2002 was approximately $232,000, $131,000 and $64,000, respectively. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2004, 2003 and 2002 totaled $168,000, $154,000 and $771,000, respectively. At December 31, 2004 and 2003, we had $180,000 and $64,000, respectively, in other repossessed assets.
      Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of December 31, 2004, approximately $4.0 million of our non-accrual loans were earning on a cash basis.
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
      During the year ended December 31, 2004, we maintained an average securities portfolio of $784.4 million compared to an average portfolio of $644.9 million for the same period in 2003. We used additional securities in 2004 to increase our earnings by taking advantage of market spreads between returns on assets and the cost of funding these assets. The December 31, 2004 portfolio was primarily comprised of mortgage-backed securities. The mortgage-backed securities in our portfolio at December 31, 2004 primarily consisted of government agency mortgage-backed securities.
      Our unrealized gain on the securities portfolio value decreased from a gain of $5.0 million, which represented .65% of the amortized cost, at December 31, 2003, to a gain of $4.0 million, which represented .50% of the amortized cost, at December 31, 2004.
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
      The average expected life of the mortgage-backed securities was 3.7 years at December 31, 2004 and 3.9 years at December 31, 2003. The effect of possible changes in interest rates on our earnings and equity is discussed under “Interest Rate Risk Management.”
      The following presents the amortized cost and fair values of the securities portfolio at December 31, 2004, 2003 and 2002.

	At December 31

	2004		2003		2002

	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Available-for-sale:
U.S. Treasuries	$1,896	$1,895	$1,798	$1,798	$3,291	$3,291
Mortgage-backed securities	690,775	694,543	698,093	702,532	530,271	540,280
Corporate securities	46,272	46,630	46,635	47,352	—	—
Municipals	48,721	48,644	11,449	11,372	—	—
Equity securities(1)	12,891	12,832	12,336	12,284	9,590	9,598

Total available-for-sale securities	$800,555	$804,544	$770,311	$775,338	$543,152	$553,169

(1)	Equity securities consist of Federal Reserve Bank stock, Federal Home Loan Bank stock, and Community Reinvestment Act funds.

      The amortized cost and estimated fair value of securities are presented below by contractual maturity:

	At December 31, 2004

			After Five
		After One	Through
	Less than	Through	Ten	After Ten
	One Year	Five Years	Years	Years	Total

	(In thousands, except percentage data)
Available-for-sale:
U.S. Treasuries:
Amortized cost	$1,896	$—	$—	$—	$1,896
Estimated fair value	$1,895	$—	$—	$—	$1,895
Weighted average yield	2.070%	—	—	—	2.070%
Mortgage-backed securities:(1)
Amortized cost	—	3,264	220,940	466,571	690,775
Estimated fair value	—	3,336	221,470	469,737	694,543
Weighted average yield	—	6.000%	4.148%	4.630%	4.482%
Corporate securities:
Amortized cost	—	41,274	4,998	—	46,272
Estimated fair value	—	41,403	5,227	—	46,630
Weighted average yield	—	3.667%	7.380%	—	4.076%
Municipals:(2)
Amortized cost	—	4,145	22,919	21,657	48,721
Estimated fair value	—	4,134	23,008	21,502	48,644
Weighted average yield	—	4.174%	5.414%	5.845%	5.500%
Equity securities:
Amortized cost	12,891	—	—	—	12,891
Estimated fair value	12,832	—	—	—	12,832

Total available-for-sale securities:
Amortized cost					$800,555

Estimated fair value					$804,544

(1)	Actual maturities may differ significantly from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The average expected life of the mortgage-backed securities was 3.7 years at December 31, 2004.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

      The following table discloses, as of December 31, 2004, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

U.S. Treasuries	$1,895	$(1)	$—	$—	$1,895	$(1)
Mortgage-backed securities	191,433	(1,174)	66,114	(1,309)	257,547	(2,483)
Corporate securities	10,400	(69)	—	—	10,400	(69)
Municipals	27,521	(272)	—	—	27,521	(272)
Equity securities	—	—	1,440	(60)	1,440	(60)

	$231,249	$(1,516)	$67,554	$(1,369)	$298,803	$(2,885)

      We believe the investment securities in the table above are within ranges customary for the banking industry. The number of investment positions in this unrealized loss position totals 30. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value; (2) it is not probable that we will be unable to collect the amounts contractually due; and (3) no decision to dispose of the investments were made prior to the balance sheet date. The unrealized losses noted are interest rate related due to rising rates in 2004 in relation to previous rates in mid-2003. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.
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
      Average deposits for the year ended December 31, 2004 increased $245.2 million compared to the same period of 2003. Average demand deposits, interest bearing transaction accounts, savings, and time deposits increased by $48.6 million, $31.4 million, $115.4 million, and $49.8 million, respectively, during the year ended December 31, 2004 as compared to the same period of 2003. The average cost of deposits decreased in 2004 mainly due to lower market interest rates.
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
Deposit Analysis

	Average Balances

	2004	2003	2002

	(In thousands)
Non-interest bearing	$298,430	$249,782	$155,298
Interest bearing transaction	96,911	65,521	52,155
Savings	558,479	443,098	349,128
Time deposits	597,985	548,160	433,731

Total average deposits	$1,551,805	$1,306,561	$990,312

      As with our loan portfolio, most of our deposits are from businesses and individuals in Texas, particularly the Dallas metropolitan area. As of December 31, 2004, approximately 75% of our deposits originated out of our Dallas metropolitan banking centers. Uninsured deposits at December 31, 2004 were 62% of total deposits, compared to 60% of total deposits at December 31, 2003 and 57% of total deposits at December 31, 2002. The presentation for 2004, 2003 and 2002 does reflect combined ownership, but does not reflect all of the account styling that would determine insurance based on FDIC regulations.
      At December 31, 2004, approximately 7% of our total deposits were comprised of a number of short-term maturity deposits from a single municipal entity. We use these funds to increase our net interest income from excess securities that we pledge as collateral for these deposits.
      At December 31, 2004, we had $158.0 million in interest bearing time deposits of $100,000 or more in foreign branches related to our Cayman Islands branch.
Maturity of Domestic CDs and Other Time Deposits in Amounts of $100,000 or More

	December 31

	2004	2003	2002

	(In thousands)
Months to maturity:
3 or less	$174,392	$214,778	$174,518
Over 3 through 6	33,229	37,890	47,041
Over 6 through 12	56,943	53,678	28,905
Over 12	137,325	104,866	174,715

Total	$401,889	$411,212	$425,179

Liquidity and Capital Resources
      In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (BSMC), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the years ended December 31, 2003 and 2004, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank).
      Since early 2001, our liquidity needs have primarily been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding as possible from deposits of these core customers, which as of December 31, 2004, comprised $1,730.7 million, or 95.2%, of total deposits, compared to $1,310.1 mil lion, or 90.7%, of total deposits, at December 31, 2003. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect.
      In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. As of December 31, 2004, brokered retail CDs comprised $59.2 million, or 3.3%, of total deposits. Our dependence on retail brokered CDs is limited by our internal funding guidelines, which as of December 31, 2004, limited borrowing from these sources to 15% of total deposits.
      Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), securities sold under repurchase agreements, treasury, tax and loan notes, and advances from the Federal Home Loan Bank, or FHLB. As of December 31, 2004, our borrowings consisted of a total of $463.9 million of securities sold under repurchase agreements, $113.5 million of downstream federal funds purchased, $14.3 million from customer repurchase agreements, and $3.3 million of treasury, tax and loan notes. Credit availability from the FHLB is based on our bank’s financial and operating condition and borrowing collateral we hold with the FHLB. At December 31, 2004, none of our borrowings consisted of borrowings from the FHLB. Our unused FHLB borrowing capacity at December 31, 2004 was approximately $245.0 million. As of December 31, 2004, we had unused upstream federal fund lines available from commercial banks of approximately $138.6 million. During the year ended December 31, 2004, our average borrowings from these sources were $612.3 million, or 28.3% of average total fundings, which is well within our internal funding guidelines, which limit our dependence on borrowing sources to 35% of total fundings. The maximum amount of borrowed funds outstanding at any month-end during the year ended December 31, 2004 was $653.2 million, or 28.8% of total fundings.
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
      The interest rate on the Subordinated Debentures issued in connection with the 2002 Trust Preferred adjusts every three months and is currently 5.91%. The interest rate on the Subordinated Debentures issued in connection with the 2003 Trust Preferred adjusts every three months and is currently 5.41%. Interest payments on the Subordinated Debentures are deductible for federal income tax purposes. The payment by us of the principal and interest on the Subordinated Debentures is subordinated and junior in light of payment to the prior payment in full of all of our senior indebtedness, whether outstanding at this time or incurred in the future.
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

      The following table presents, as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

			After One	After Three
	Note	Within One	but Within	but Within	After Five
	Reference	Year	Three Years	Five Years	Years	Total

	(In thousands)
Deposits without a stated maturity(a)	6	$1,107,018	$—	$—	$—	$1,107,018
Time deposits(a)	6	516,885	70,837	95,090	57	682,869
Federal funds purchased	7	113,478	—	—	—	113,478
Securities sold under repurchase agreements(a)	7	377,735	86,150	—	—	463,885
Customer repurchase agreements(a)	7	14,319	—	—	—	14,319
Treasury, tax and loan notes(a)	7	3,309	—	—	—	3,309
FHLB borrowings(a)	7	—	—	—	—	—
Operating lease obligations	16	4,092	7,885	7,169	2,771	21,917
Long-term debt(a)	7,8	—	—	—	20,620	20,620

Total contractual obligations		$2,136,836	$164,872	$102,259	$23,448	$2,427,415

(a)	Excludes interest.
      The contractual amount of our financial instruments with off-balance sheet risk expiring by period at December 31, 2004 is presented below:

		After One
		but Within	After Three
	Within One	Three	but Within	After Five
	Year	Years	Five Years	Years	Total

	(In thousands)
Commitments to extend credit	$334,280	$186,635	$27,440	$10,146	$558,501
Standby letters of credit	28,893	4,427	229	—	33,549

Total financial instruments with off-balance sheet risk	$363,173	$191,062	$27,669	$10,146	$592,050

      Due to the nature of our unfunded loan commitments, including unfunded lines of credit, the amounts presented in the table above do not necessarily represent amounts that we anticipate funding in the periods presented above.
      Our equity capital averaged $182.2 million for the year ended December 31, 2004 as compared to $142.4 million in 2003 and $117.1 million in 2002. These increases reflect our retention of net earnings during these periods and the proceeds from the initial public offering of our common stock which was consummated in August 2003. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the future.

      Our actual and minimum required capital amounts and actual ratios are as follows:

	Regulatory Capital Adequacy

	December 31, 2004		December 31, 2003		December 31, 2002

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In thousands, except percentage data)
Total capital (to risk-weighted assets):

Company
Actual	$229,658	11.67%	$204,352	13.14%	$141,688	11.32%
Minimum required	157,395	8.00%	124,385	8.00%	100,160	8.00%
Excess above minimum	72,263	3.67%	79,967	5.14%	41,528	3.32%

Bank
Actual	199,005	10.13%	$169,466	10.91%	$128,696	10.29%
To be well-capitalized	196,494	10.00%	155,297	10.00%	125,111	10.00%
Minimum required	157,195	8.00%	124,237	8.00%	100,089	8.00%
Excess above well-capitalized	2,511	.13%	14,169	.91%	3,585	.29%
Excess above minimum	41,810	2.13%	45,229	2.91%	28,607	2.29%
Tier 1 capital (to risk-weighted assets):

Company
Actual	$210,960	10.72%	$186,625	12.00%	$127,146	10.16%
Minimum required	78,697	4.00%	62,193	4.00%	50,080	4.00%
Excess above minimum	132,263	6.72%	124,432	8.00%	77,066	6.16%

Bank
Actual	$180,307	9.18%	$151,739	9.77%	$114,154	9.12%
To be well-capitalized	117,896	6.00%	93,178	6.00%	75,066	6.00%
Minimum required	78,597	4.00%	62,119	4.00%	50,044	4.00%
Excess above well-capitalized	62,411	3.18%	58,561	3.77%	39,088	3.12%
Excess above minimum	101,710	5.18%	89,620	5.77%	64,110	5.12%
Tier 1 capital (to average assets):

Company
Actual	$210,960	8.31%	$186,625	8.82%	$127,146	7.66%
Minimum required	101,500	4.00%	84,681	4.00%	66,400	4.00%
Excess above minimum	109,460	4.31%	101,944	4.82%	60,746	3.66%

Bank
Actual	$180,307	7.11%	$151,739	7.17%	$114,154	6.88%
To be well-capitalized	126,750	5.00%	105,759	5.00%	82,949	5.00%
Minimum required	101,400	4.00%	84,607	4.00%	66,359	4.00%
Excess above well-capitalized	53,557	2.11%	45,980	2.17%	31,205	1.88%
Excess above minimum	78,907	3.11%	67,132	3.17%	47,795	2.88%

Critical Accounting Policies
      The SEC recently issued guidance for the disclosure of “critical accounting policies.” The SEC defines “critical accounting policies” as those that are most important to the presentation of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
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
      We have a gross deferred tax asset of $8.8 million at December 31, 2004, which relates primarily to our allowance for loan losses. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.
      At December 31, 2003, we had a gross deferred tax asset of $8.4 million. In 2003, as a result of our reassessment of our ability to generate sufficient earnings to allow the utilization of our deferred tax assets, we believed it was more likely than not that the deferred tax assets would be realized. Accordingly, in compliance with Statement of Financial Accounting Standards No. 109, we reversed the valuation allowance and certain related tax reserves during the year.
New Accounting Standard
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123 (revised 2004) will be effective for the financial statements issued for periods beginning after June 15, 2005. We anticipate adopting the provisions of this statement July 1, 2005. The methodology has not yet been determined, but we anticipate that the results will not vary materially from the proforma fair value numbers that have been presented in Note 1.

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
      The responsibility for managing market risk rests with the BSMC, which operates under policy guidelines established by our board of directors. The negative acceptable variation in net interest revenue due to a 200 basis point increase or decrease in interest rates is generally limited by these guidelines to +/-10%. These guidelines also establish maximum levels for short-term borrowings, short-term assets, and public and brokered deposits. They also establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is the ongoing responsibility of the BSMC, with exceptions reported to our board of directors on a quarterly basis.

Interest Rate Risk Management
      The Company’s interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of December 31, 2004, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.
Interest Rate Sensitivity Gap Analysis
December 31, 2004

	0-3 Mo	4-12 Mo	1-3 Yr	3+ Yr	Total
	Balance	Balance	Balance	Balance	Balance

	(In thousands)
Securities(1)	$40,193	$120,644	$240,973	$402,734	$804,544
Total Variable Loans	1,531,133	3,960	1,222	—	1,536,315
Total Fixed Loans	19,636	24,683	61,190	46,090	151,599

Total Loans(2)	1,550,769	28,643	62,412	46,090	1,687,914
Total Interest Sensitive Assets	$1,590,962	$149,287	$303,385	$448,824	$2,492,458

Liabilities:
Interest Bearing Customer Deposits	$867,364	$—	$—	$—	$867,364
CD’s & IRA’s	190,991	115,473	69,562	89,704	465,730
Wholesale Deposits	12,460	39,992	1,275	5,437	59,164

Total Interest-bearing Deposits	1,070,815	155,465	70,837	95,141	1,392,258
Repo, FF, FHLB Borrowings	328,286	180,555	86,150	—	594,991
Trust Preferred	—	—	—	20,620	20,620

Total Borrowing	328,286	180,555	86,150	20,620	615,611
Total Interest Sensitive Liabilities	$1,399,101	$336,020	$156,987	$115,761	$2,007,869

GAP	191,861	(186,733)	146,398	333,063	—
Cumulative GAP	191,861	5,128	151,526	484,589	484,589
Demand Deposits					397,629
Stockholders’ Equity					195,275

Total					$592,904

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.
      The table above sets forth the balances as of December 31, 2004 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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
      The two “shock test” scenarios assume a sustained parallel 200 basis point increase or decrease, respectively, in interest rates. As short-term rates continued to fall since 2001 we could not assume interest rate changes of 200 basis points as the results of the decreasing rates scenario would be negative rates. Therefore, our “shock test” scenarios with respect to decreases in rates now assume a decrease of 100 basis points in the current interest rate environment. We will continue to evaluate these scenarios as interest rates change, until short term rates rise above 3.0%.
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

	200 bp Increase	100 bp Decrease	200 bp Increase	100 bp Decrease
	December 31, 2004	December 31, 2004	December 31, 2003	December 31, 2003

	(In thousands)
Change in net interest income	$8,363	$(3,724)	$9,259	$(5,048)
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Texas Capital Bancshares, Inc.
      We have audited the accompanying consolidated balance sheets of Texas Capital Bancshares, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Capital Bancshares, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Dallas, Texas
March 8, 2005

Texas Capital Bancshares, Inc.
Consolidated Balance Sheets

	December 31

	2004	2003

	(In thousands except share
	data)
ASSETS
Cash and due from banks	$78,490	$69,551
Securities, available-for-sale	804,544	775,338
Loans held for investment, net	1,545,880	1,212,046
Loans held for sale	119,537	80,780
Premises and equipment, net	4,518	4,672
Accrued interest receivable and other assets	56,698	48,992
Goodwill, net	1,496	1,496

Total assets	$2,611,163	$2,192,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$397,629	$301,886
Interest bearing	1,234,283	1,094,534
Interest bearing in foreign branches	157,975	48,610

	1,789,887	1,445,030

Accrued interest payable	3,511	3,468
Other liabilities	6,879	6,247
Federal funds purchased	113,478	78,961
Repurchase agreements	478,204	432,255
Other borrowings	3,309	34,538
Long-term debt	20,620	20,620

Total liabilities	2,415,888	2,021,119
Stockholders’ equity:
Common stock, $.01 par value:
Authorized shares — 100,000,000 Issued shares — 25,461,602 and 24,715,607 at December 31, 2004 and 2003, respectively	255	247
Series A-1 non-voting common stock, $.01 par value:
Issued shares — 293,918 at December 31, 2003	—	3
Additional paid-in capital	172,380	167,751
Retained earnings	20,047	487
Treasury stock (shares at cost: 84,274 at December 31, 2004 and 2003)	(573)	(573)
Deferred compensation	573	573
Accumulated other comprehensive income	2,593	3,268

Total stockholders’ equity	195,275	171,756

Total liabilities and stockholders’ equity	$2,611,163	$2,192,875

See accompanying notes.

Texas Capital Bancshares, Inc.
Consolidated Statements of Operations

	Year Ended December 31

	2004	2003	2002

	(In thousands except per share
	data)
Interest income:
Interest and fees on loans	$78,600	$62,451	$54,387
Securities	32,200	22,853	15,484
Federal funds sold	65	166	243
Deposits in other banks	13	14	28

Total interest income	110,878	85,484	70,142
Interest expense:
Deposits	23,237	20,931	21,223
Federal funds purchased	1,791	1,550	1,540
Other borrowings	10,012	8,943	5,068
Long-term debt	1,096	905	65

Total interest expense	36,136	32,329	27,896

Net interest income	74,742	53,155	42,246
Provision for loan losses	1,688	4,025	5,629

Net interest income after provision for loan losses	73,054	49,130	36,617
Non-interest income:
Service charges on deposit accounts	3,370	3,446	2,772
Trust fee income	1,932	1,313	987
Gains on sale of securities, net	—	666	1,375
Cash processing fees	587	973	993
Bank owned life insurance (BOLI) income	1,288	1,619	735
Mortgage warehouse fees	996	1,524	693
Gain on sale of mortgage loans	3,420	120	—
Other	2,039	1,231	1,070

Total non-interest income	13,632	10,892	8,625
Non-interest expense:
Salaries and employee benefits	34,794	23,604	16,757
Net occupancy expense	5,695	4,987	5,001
Marketing	2,609	1,432	1,666
Legal and professional	3,141	2,867	3,038
Communications and data processing	3,158	3,042	2,839
Franchise taxes	246	124	108
Repurchase agreement penalties	—	6,262	—
IPO expenses	—	—	1,190
Other	7,697	6,062	4,771

Total non-interest expense	57,340	48,380	35,370

Income before income taxes	29,346	11,642	9,872
Income tax expense (benefit)	9,786	(2,192)	2,529

Net income	19,560	13,834	7,343
Preferred stock dividends	—	(699)	(1,097)

Income available to common stockholders	$19,560	$13,135	$6,246

Income per share:
Basic	$.77	$.62	$.33

Diluted	$.75	$.60	$.32

See accompanying notes.

Texas Capital Bancshares, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

					Series A-1
	Series A Convertible				Non-Voting
	Preferred Stock		Common Stock		Common Stock		Additional
							Paid-In
	Shares	Amount	Shares	Amount	Shares	Amount	Capital

	(In thousands except share data)
Balance at December 31, 2001	753,301	$8	18,400,310	$184	741,392	$7	$127,378
Comprehensive income:
Net income	—	—	—	—	—	—	—
Change in unrealized gain/(loss) on available-for-sale securities, net of taxes of $3,683, net of reclassification amount of $1,375	—	—	—	—	—	—	—
Total comprehensive income
Sale of Series A convertible preferred stock	303,841	3	—	—	—	—	5,247
Sale of common stock	—	—	54,626	1	—		350
Preferred dividends payable	—	—	—	—	—	—	(1,097)
Transfers	—	—	45,876	—	(45,876)	—	—
Purchase of treasury stock	—	—	—	—	—	—	—
Sale of treasury stock	—	—	—	—	—	—	3

Balance at December 31, 2002	1,057,142	11	18,500,812	185	695,516	7	131,881
Comprehensive income:
Net income	—	—	—	—	—	—	—
Change in unrealized gain on available-for-sale securities, net of taxes of $1,760, net of reclassification amount of $666	—	—	—	—	—	—	—
Total comprehensive income
Tax benefit related to exercise of stock options	—	—	—	—	—	—	412
Sale of common stock	—	—	3,698,913	37	—	—	36,167
Conversion of preferred stock	(1,057,142)	(11)	2,114,284	21	—	—	(10)
Preferred dividends	—	—	—	—	—	—	(699)
Transfers	—	—	401,598	4	(401,598)	(4)	—
Sale of treasury stock	—	—	—	—	—	—	—

Balance at December 31, 2003	—	—	24,715,607	247	293,918	3	167,751
Comprehensive income:
Net income	—	—	—	—	—	—	—
Change in unrealized gain on available-for-sale securities, net of taxes of $363	—	—	—	—	—	—	—
Total comprehensive income
Tax benefit related to exercise of stock options	—	—	—	—	—	—	1,411
Sale of common stock	—	—	452,077	5	—	—	3,218
Transfers	—	—	293,918	3	(293,918)	(3)	—

Balance at December 31, 2004	—	$—	25,461,602	$255	—	$—	$172,380

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Retained				Accumulated
	Earnings/	Treasury Stock			Other
	(Accumulated			Deferred	Comprehensive
	Deficit)	Shares	Amount	Compensation	Income	Total

	(In thousands except share data)
Balance at December 31, 2001	$(20,690)	(87,516)	$(594)	$573	$(507)	$106,359
Comprehensive income:
Net income	7,343	—	—	—	—	7,343
Change in unrealized gain/(loss) on available-for-sale securities, net of taxes of $3,683, net of reclassification amount of $1,375	—	—	—	—	6,841	6,841

Total comprehensive income						14,184
Sale of Series A convertible preferred stock	—	—	—	—	—	5,250
Sale of common stock						351
Preferred dividends payable	—	—	—	—	—	(1,097)
Transfers	—	—	—	—	—	—
Purchase of treasury stock	—	(14,144)	(103)	—	—	(103)
Sale of treasury stock	—	4,414	29	—	—	32

Balance at December 31, 2002	(13,347)	(97,246)	(668)	573	6,334	124,976
Comprehensive income:
Net income	13,834	—	—	—	—	13,834
Change in unrealized gain on available-for-sale securities, net of taxes of $1,760, net of reclassification amount of $666	—	—	—	—	(3,066)	(3,066)

Total comprehensive income						10,768
Tax benefit related to exercise of stock options	—	—	—	—	—	412
Sale of common stock	—	—	—	—		36,204
Conversion of preferred stock	—	—	—	—	—	—
Preferred dividends	—	—	—	—	—	(699)
Transfers	—	—	—	—	—	—
Sale of treasury stock	—	12,972	95	—	—	95

Balance at December 31, 2003	487	(84,274)	(573)	573	3,268	171,756
Comprehensive income:
Net income	19,560	—	—	—	—	19,560
Change in unrealized gain on available-for-sale securities, net of taxes of $363	—	—	—	—	(675)	(675)

Total comprehensive income						18,885
Tax benefit related to exercise of stock options	—	—	—	—	—	1,411
Sale of common stock	—	—	—	—	—	3,223
Transfers	—	—	—	—	—	—

Balance at December 31, 2004	$20,047	(84,274)	$(573)	$573	$2,593	$195,275

See accompanying notes.

Texas Capital Bancshares, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Operating activities
Net income	$19,560	$13,834	$7,343
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,688	4,025	5,629
Deferred tax expense	(300)	(7,726)	—
Depreciation and amortization	1,555	1,420	1,721
Amortization and accretion on securities	4,393	9,510	2,696
Bank owned life insurance (BOLI) income	(1,251)	(1,619)	(660)
Gain on sale of securities, net	—	(666)	(1,375)
Gain on sale of mortgage loans	(3,420)	(120)	—
Originations of loans held for sale	(1,618,401)	(2,295,268)	(1,192,981)
Proceeds from sales of loans held for sale	1,583,284	2,328,464	1,120,639
Tax benefit from stock option exercises	1,411	412	—
Impact of reversing tax valuation allowance	—	(5,929)	—
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(5,737)	9,051	(6,067)
Accrued interest payable and other liabilities	1,039	(211)	(371)

Net cash provided by (used in) operating activities	(16,179)	55,177	(63,426)
Investing activities
Purchases of available-for-sale securities	(239,067)	(652,578)	(485,930)
Proceeds from sales of available-for-sale securities	—	62,895	41,471
Maturities and calls of available-for-sale securities	14,002	15,218	6,500
Principal payments received on securities	190,427	338,463	100,357
Net increase in loans	(336,462)	(226,207)	(152,613)
Purchase of premises and equipment, net	(1,099)	(2,088)	(242)
Purchase of BOLI	—	—	(25,000)

Net cash used in investing activities	(372,199)	(464,297)	(515,457)
Financing activities
Net increase in checking, money market and savings accounts	269,325	161,287	128,609
Net increase in certificates of deposit	75,532	87,208	181,849
Sale of common stock	3,223	36,117	351
Issuance of long-term debt	—	10,000	10,000
Net other borrowings	14,720	100,962	278,932
Net federal funds purchased	34,517	(4,668)	6,930
Sale of preferred stock	—	—	5,250
Purchase of treasury stock, net	—	—	(71)
Dividends paid	—	(979)	(843)

Net cash provided by financing activities	397,317	389,927	611,007

Net increase (decrease) in cash and cash equivalents	8,939	(19,193)	32,124
Cash and cash equivalents, beginning of year	69,551	88,744	56,620

Cash and cash equivalents, end of year	$78,490	$69,551	$88,744

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$36,093	$32,687	$26,918
Cash paid during the year for income taxes	10,250	5,720	1,450
Non-cash transactions:
Transfers from loans/leases to other repossessed assets	418	230	515
Transfers from loans/leases to premises and equipment	302	175	358
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
      In prior periods, the consolidated financial statements of the Company included Texas Capital Bancshares Statutory Trust I, a Connecticut business trust, and Texas Capital Statutory Trust II, a Delaware statutory trust. As of December 31, 2003, we adopted Revised FIN 46 and have deconsolidated both trusts. The deconsolidation did not have a material effect on our consolidated balance sheet or our consolidated statement of operations.
      All business is conducted through the Bank. BankDirect, a division of the Bank, provides online banking services through the Internet. The Bank currently provides commercial banking services to its customers in Texas. The Bank concentrates on middle market commercial and high net worth customers, while BankDirect provides basic consumer banking services to Internet users.
      Amounts and disclosures have been adjusted to reflect a one-for-one stock dividend, accounted for as a stock split, which was declared on July 30, 2002, and which was paid by September 16, 2002, pursuant to which each stockholder received one additional share of common stock for each share of common stock owned as of July 30, 2002.
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

      Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in a separate component of accumulated other comprehensive income, net of tax. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and accretion is included in interest income from securities. Realized gains and losses and declines in value judged to be other-than-temporary are included in gain (loss) on sale of securities. The cost of securities sold is based on the specific identification method.
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
      The Company originates mortgage loans primarily for sale in the secondary market. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis.
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
Marketing, Website Development Costs, and Software
      Marketing costs are expensed as incurred. Costs incurred in connection with the initial website development are capitalized and amortized over a period not to exceed three years. Ongoing maintenance and enhancements of websites are expensed as incurred. Costs incurred in connection with development or purchase of internal use software are capitalized and amortized over a period not to exceed five years. Both website development and internal use software costs are included in other assets in the consolidated financial statements.
Intangible Assets
      As of January 1, 2002, the Company ceased amortizing goodwill in connection with the adoption of Statements of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized. The Company has tested goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002 and annual assessments as of October 2002, 2003 and 2004, and, in each case, no impairment was indicated.
Stock-based Compensation
      At December 31, 2004, the Company had a stock-based employee compensation plan, which is described more fully in Note 11. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31

	2004	2003	2002

	(In thousands except per share
	data)
Net income as reported	$19,560	$13,834	$7,343
Add: Total stock based employee compensation recorded, net of related tax effect	510	404	111
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,274)	(952)	(802)

Pro forma net income	$18,796	$13,286	$6,652

Basic income per share:
As reported	$.77	$.62	$.33
Pro forma	.74	.59	.29
Diluted income per share:
As reported	$.75	$.60	$.32
Pro forma	.71	.57	.29
      The fair value of these options was estimated at the date of grant using a Black-Scholes value option pricing model with the following weighted average assumptions used for 2004, 2003 and 2002, respectively: a risk free interest rate of 3.64% 3.12% and 4.46%, a dividend yield of 0%, a volatility factor of .288, .145 and .001, and an estimated life of five years.
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
      See New Accounting Standard and Note 11 for additional disclosures regarding stock-based compensation.
Accumulated Other Comprehensive Income
      Unrealized gains or losses on the Company’s available-for-sale securities are included in accumulated other comprehensive income.
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

New Accounting Standard
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123 (revised 2004) will be effective for the Company’s financial statements issued for periods beginning after June 15, 2005. We anticipate adopting the provisions of this statement in the third quarter of 2005. The methodology has not yet been determined, but we anticipate that the results will not vary materially from the proforma fair value numbers that have been presented in the stock-based compensation section above.
Reclassification
      Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation.

2.	Securities
      The following is a summary of securities:

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-Sale Securities:
U.S. Treasuries	$1,896	$—	$(1)	$1,895
Mortgage-backed securities	690,775	6,251	(2,483)	694,543
Corporate securities	46,272	427	(69)	46,630
Municipals	48,721	195	(272)	48,644
Equity securities	12,891	1	(60)	12,832

	$800,555	$6,874	$(2,885)	$804,544

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-Sale Securities:
U.S. Treasuries	$1,798	$—	$—	$1,798
Mortgage-backed securities	698,093	6,794	(2,355)	702,532
Corporate securities	46,635	726	(9)	47,352
Municipals	11,449	26	(103)	11,372
Equity securities	12,336	—	(52)	12,284

	$770,311	$7,546	$(2,519)	$775,338

      The amortized cost and estimated fair value of securities are presented below by contractual maturity:

	At December 31, 2004

		After One	After Five
	Less than	Through	Through	After Ten
	One Year	Five Years	Ten Years	Years	Total

	(In thousands, except percentage data)
Available-for-sale:
U.S. Treasuries:
Amortized cost	$1,896	$—	$—	$—	$1,896
Estimated fair value	$1,895	$—	$—	$—	$1,895
Weighted average yield	2.070%	—	—	—	2.070%
Mortgage-backed securities:(1)
Amortized cost	—	3,264	220,940	466,571	690,775
Estimated fair value	—	3,336	221,470	469,737	694,543
Weighted average yield	—	6.000%	4.148%	4.630%	4.482%
Corporate securities:
Amortized cost	—	41,274	4,998	—	46,272
Estimated fair value	—	41,403	5,227	—	46,630
Weighted average yield	—	3.667%	7.380%	—	4.076%
Municipals:(2)
Amortized cost	—	4,145	22,919	21,657	48,721
Estimated fair value	—	4,134	23,008	21,502	48,644
Weighted average yield	—	4.174%	5.414%	5.845%	5.500%
Equity securities:
Amortized cost	12,891	—	—	—	12,891
Estimated fair value	12,832	—	—	—	12,832

Total available-for-sale securities:
Amortized cost					$800,555

Estimated fair value					$804,544

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.
      Securities with carrying values of approximately $659,256,000 and $628,069,000 were pledged to secure certain borrowings and deposits at December 31, 2004 and 2003, respectively. See Note 7 for discussion of securities securing borrowings. Of the pledged securities at December 31, 2004 and 2003, approximately $134,998,000 and $133,759,000, respectively, were pledged for certain deposits.

      The following table discloses, as of December 31, 2004, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total

		Unrealized	Fair	Unrealized		Unrealized
	Fair Value	Loss	Value	Loss	Fair Value	Loss

U.S. Treasuries	$1,895	$(1)	$—	$—	$1,895	$(1)
Mortgage-backed securities	191,433	(1,174)	66,114	(1,309)	257,547	(2,483)
Corporate securities	10,400	(69)	—	—	10,400	(69)
Municipals	27,521	(272)	—	—	27,521	(272)
Equity securities	—	—	1,440	(60)	1,440	(60)

	$231,249	$(1,516)	$67,554	$(1,369)	$298,803	$(2,885)

      The Company believes the investment securities in the table above are within ranges customary for the banking industry. The number of investment positions in this unrealized loss position totals 30. The Company does not believe these unrealized losses are “other than temporary” as (1) the Company has the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value; (2) it is not probable that the Company will be unable to collect the amounts contractually due; and (3) no decision to dispose of the investments were made prior to the balance sheet date. The unrealized losses noted are interest rate related due to rising rates at December 31, 2004 in relation to previous rates in mid-2003. The Company has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

3.	Loans and Allowance for Loan Losses
      Loans are summarized by category as follows (in thousands):

	December 31

	2004	2003

Commercial	$818,156	$608,542
Construction	328,074	256,134
Real estate	397,029	339,069
Consumer	15,562	16,564
Leases	9,556	13,152
Loans held for sale	119,537	80,780

	1,687,914	1,314,241
Deferred income (net of direct origination costs)	(3,799)	(3,688)
Allowance for loan losses	(18,698)	(17,727)

Loans, net	$1,665,417	$1,292,826

      The majority of the loan portfolio is comprised of loans to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. Within the loan portfolio, loans to the services industry were $605.4 million or 35.9% of total loans at December 31, 2004. Other notable segments include personal/household (which includes loans to certain high net worth individuals for commercial purposes and mortgage loans held for sale, in addition to consumer loans) of $223.1 million, contracting industry loans of $244.7 million and petrochemical and mining of $189.7 million at December 31, 2004. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

      The changes in the allowance for loan losses are summarized as follows (in thousands):

	Year Ended December 31

	2004	2003	2002

Balance, beginning of year	$17,727	$14,538	$12,598
Provision for loan losses	1,688	4,025	5,629
Loans charged off	(1,354)	(1,075)	(3,847)
Recoveries	637	239	158

Balance, end of year	$18,698	$17,727	$14,538

      The Bank had impaired loans and leases in the amount of $5,850,000, $10,217,000 and $2,776,000 with reserves of $1,278,000, $2,252,000, and $832,000 as of December 31, 2004, 2003 and 2002, respectively. Interest income recorded on impaired loans during 2004 was approximately $232,000, $131,000 for 2003 and $64,000 for 2002. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2004, 2003 and 2002 totaled $168,000, $154,000 and $771,000, respectively. Average impaired loans outstanding during the years ended December 31, 2004, 2003 and 2002 totaled $7,252,000, $7,899,000 and $5,563,000, respectively.
      During the normal course of business, the Company and subsidiary may enter into transactions with related parties, including their officers, employees, directors, significant stockholders and their related affiliates. It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. Loans to related parties, including officers and directors, were approximately $5,325,000 and $14,788,000 at December 31, 2004 and 2003, respectively. During the years ended December 31, 2004 and 2003, total advances were approximately $13,766,000 and $20,560,000 and total paydowns were $23,229,000 and $21,735,000, respectively.

4.	Goodwill
      Prior to the adoption of FAS 142, goodwill acquired in the acquisition of Resource Bank in December 1998 was being amortized over 15 years. Accumulated amortization related to goodwill totaled approximately $374,000 at December 31, 2004 and 2003.

5.	Premises and Equipment
      Premises and equipment at December 31, 2004 and 2003 are summarized as follows:

	December 31

	2004	2003

	(In thousands)
Premises	$4,210	$3,949
Furniture and equipment	8,941	7,801

	13,151	11,750
Accumulated depreciation	(8,633)	(7,078)

	$4,518	$4,672

      Depreciation expense was approximately $1,555,000, $1,420,000 and $1,721,000 in 2004, 2003 and 2002, respectively.

6.	Deposits
      The scheduled maturities of interest bearing time deposits are as follows at December 31, 2004 (in thousands):

2005	$516,885
2006	50,741
2007	20,096
2008	16,763
2009 and after	78,384

$682,869

      At December 31, 2004 and 2003, the Bank had approximately $45,000,000 and $26,000,000, respectively, in deposits from related parties, including directors, stockholders, and their related affiliates.
      At December 31, 2004 and 2003, interest bearing time deposits of $100,000 or more were approximately $559,863,000 and $459,697,000, respectively.

7.	Borrowing Arrangements
      Borrowings at December 31, 2004 consist of $463.9 million of securities sold under repurchase agreements with a weighted average rate of 2.33%, $14.3 million of customer repurchase agreements, and $3.3 million of treasury, tax and loan notes. Securities sold under repurchase are with two significant counterparties which are Salomon Smith Barney at $435.4 million and Credit Suisse First Boston at $28.5 million. The weighted average maturities of the Salomon and Suisse repurchase agreements are seven months and eight months, respectively. At December 31, 2004, none of our borrowings consisted of borrowings from the FHLB. Our unused FHLB borrowing capacity at December 31, 2004 was approximately $245.0 million. There were $524.3 million of securities pledged for customer repurchase agreements and securities sold under repurchase agreements and $3.4 million pledged for treasury, tax and loan notes. During the year ended December 31, 2004, our average borrowings from these sources were $612.3 million, or 28.3% of average total fundings. The maximum amount of borrowed funds outstanding at any month-end during the year ended December 31, 2004 was $653.2 million or 28.8% of total fundings.
      The Bank had $113.5 million of downstream federal funds purchased outstanding with a rate of 2.325% at December 31, 2004. The Bank had unused upstream federal fund lines available from commercial banks at December 31, 2004 of approximately $138.6 million. Generally, these federal fund borrowings are overnight, but not to exceed seven days.
      As of December 31, 2004, our borrowings were as follows (in thousands)

		After One	After Three
	Within	but Within	but Within	After Five
	One Year	Three Years	Five Years	Years	Total

Federal funds purchased	$113,478	$—	$—	$—	$113,478
Securities sold under repurchase agreements	377,735	86,150	—	—	463,885
Customer repurchase agreements	14,319	—	—	—	14,319
Treasury, tax and loan notes	3,309	—	—	—	3,309
Long-term debt	—	—	—	20,620	20,620

Total borrowings	$508,841	$86,150	$—	$20,620	$615,611

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
      The 2003 Trust Preferred currently meets the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the 2003 Trust Preferred and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital. At December 31, 2004, all of the 2003 Trust Preferred was included in Tier I capital.
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
      The 2002 Trust Preferred currently meets the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the Trust Preferred and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital. At December 31, 2004, all of the 2002 Trust Preferred was included in Tier I capital.

      As of December 31, 2004, assuming we were not allowed to include the $20 million in trust preferred securities issued by Texas Capital Bancshares Statutory Trust I and Texas Capital Statutory Trust II in Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes.

9.	Income Taxes
      The Company has a gross deferred tax asset of $8.8 million at December 31, 2004, which relates primarily to our allowance for loan losses. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.
      At December 31, 2003, the Company had a gross deferred tax asset of $8.4 million. In 2003, as a result of our reassessment of our ability to generate sufficient earnings to allow the utilization of our deferred tax assets, the Company believed it was more likely than not that the deferred tax assets would be realized.
      Accordingly, in compliance with Statement of Financial Accounting Standards No. 109, the Company reversed the valuation allowance and certain related tax reserves during the year.
      The provision for income taxes consists of the following for years ended:

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Current:
Federal	$10,086	$5,534	$2,529
State	—	—	—

Total	$10,086	$5,534	$2,529

Deferred:
Federal	$(300)	$(7,726)	$—
State	—	—	—

Total	$(300)	$(7,726)	$—

Total expense (benefit):
Federal	$9,786	$(2,192)	$2,529
State	—	—	—

Total	$9,786	$(2,192)	$2,529

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	December 31

	2004	2003

	(In thousands)
Deferred tax assets:
Allowance for loan losses	$6,544	$6,205
Organizational costs/software	108	12
Depreciation	404	462
Loan origination fees	1,551	1,309
Non-accrual interest	116	150
Other	58	217

	8,781	8,355
Deferred tax liabilities:
Loan origination costs	(579)	(501)
FHLB stock dividends	(175)	(127)
Unrealized gain on securities	(1,396)	(1,760)

	(2,150)	(2,388)

Net deferred tax asset	$6,631	$5,967

      The reconciliation of income attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is as follows:

	Year Ended December 31

	2004	2003	2002

Tax at U.S. statutory rate	35%	35%	34%
Non-deductible expenses	1%	1%	1%
Non-taxable income	(3)%	(5)%	(2)%
Changes in valuation allowance	—	(47)%	(9)%
Other and tax related reserves	—	(3)%	2%

Total	33%	(19)%	26%

10.	Series A Convertible Preferred Stock
      In December 2001 and January 2002, the Company issued 753,301 and 303,841 shares, respectively, of Series A Convertible Preferred Stock at $17.50 per share. Dividends were at an annual rate of 6.0% and were payable quarterly. Each share was convertible into two shares of common stock.
      In connection with the Company’s IPO in August 2003, all preferred shares were converted to common shares.
      Additional paid-in capital at December 31, 2003 is net of $1,822,000 of dividends paid.

11.	Employee Benefits
      The Company has a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan permits the employees of the Company to defer a portion of their compensation. Matching contributions may be made in amounts and at times determined by the Company. The Company made no such contributions for the years ended December 31, 2004 and 2003. Amounts contributed by the Company for a participant will vest over six years and will be held in trust until distributed pursuant to the terms of the 401(k) Plan. Employees of the Company are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options.
      During 2000, the Company implemented an Employee Stock Purchase Plan (ESPP). Employees are eligible for the plan when they have met certain requirements concerning period of credited service and minimum hours worked. Eligible employees may contribute a minimum of 1% to a maximum of 10% of eligible compensation up to the Section 423 of the Internal Revenue Code limit of $25,000. The Company has allocated 160,000 shares to the plan. As of December 31, 2004 and 2003, 159,478 and 124,250 shares, respectively, had been purchased on behalf of the employees.
      The Company has a stock option plan. The number of options awarded and the employees to receive the options are determined by the Board of Directors, or its designated committee. Options awarded under this plan are subject to vesting requirements. Generally, one fifth of the options awarded vest annually and expire 10 years after date of grant. Total options available under the plan at December 31, 2004 and 2003, were 3,047,700 and 2,851,120, respectively. During 2004 and 2003, 309,500 and 1,007,955 options were awarded at average exercise prices of $16.38 and $9.68, respectively.
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
      A summary of the Company’s stock option activity and related information for 2004, 2003 and 2002 is as follows:

	December 31, 2004		December 31, 2003		December 31, 2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	2,686,193	$7.85	1,959,828	$6.61	1,502,648	$6.44
Options granted	309,500	16.38	1,007,955	9.68	553,500	7.25
Options exercised	(318,413)	6.52	(261,550)	6.07	(17,800)	6.96
Options forfeited	(22,800)	7.25	(20,040)	6.99	(78,520)	6.66

Options outstanding at year-end	2,654,480	$9.01	2,686,193	$7.85	1,959,828	$6.61

Options vested at year-end	1,256,812	$7.23	1,097,516	$6.58	851,615	$6.30
Weighted average fair value of options granted during 2004, 2003 and 2002	$5.28		$2.87		$1.42
Weighted average remaining contractual life of options currently outstanding in years:	7.11		7.59		7.19
      The range of grant prices for all stock options was between $14.45 and $21.84 at December 31, 2004, $6.25 and $13.95 at December 31, 2003 and $5.55 and $7.25 at December 31, 2002.
      In September 2002, the Company granted restricted stock awards to three of its executive officers totaling 220,000 shares and in October 2003 granted 53,750 shares to a fourth executive. The shares vest as certain stock price targets are met. If the targets are not met, the shares will cliff vest at the end of six years. Vestings occurred in 2003 and 2004 totaling 49,500 and 98,250 shares. In connection with these vestings, a total of

25,326 and 98,436 shares were issued in 2003 and 2004, respectively. The Company expensed approximately $765,000, $430,000 and $91,000 during 2004, 2003 and 2002, respectively, related to these stock awards.
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

	December 31

	2004	2003

	(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$558,501	$420,639
Standby letters of credit	33,549	18,801

13.	Regulatory Restrictions
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
      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
      Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of December 31, 2004 and 2003. As of June 30, 2004, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In thousands except percentage data)
As of December 31, 2004:
Total capital (to risk-weighted assets):
Company	$229,658	11.67%	$157,395	8.00%	N/A	N/A
Bank	199,005	10.13%	157,195	8.00%	$196,494	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$210,960	10.72%	$78,697	4.00%	N/A	N/A
Bank	180,307	9.18%	78,597	4.00%	$117,896	6.00%
Tier 1 capital (to average assets):
Company	$210,960	8.31%	$101,500	4.00%	N/A	N/A
Bank	180,307	7.11%	101,400	4.00%	$126,750	5.00%
As of December 31, 2003:
Total capital (to risk-weighted assets):
Company	$204,352	13.14%	$124,385	8.00%	N/A	N/A
Bank	169,466	10.91%	124,237	8.00%	$155,297	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$186,625	12.00%	$62,193	4.00%	N/A	N/A
Bank	151,739	9.77%	62,119	4.00%	$93,178	6.00%
Tier 1 capital (to average assets):
Company	$186,625	8.82%	$84,681	4.00%	N/A	N/A
Bank	151,739	7.17%	84,607	4.00%	$105,759	5.00%
      Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. No dividends were declared or paid during 2004, 2003 or 2002.
      The required balance at the Federal Reserve at December 31, 2004 and 2003 was approximately $35,590,000 and $34,699,000, respectively.

14.	Earnings Per Share
      The following table presents the computation of basic and diluted earnings per share (in thousands except share data):

	Year Ended December 31

	2004	2003	2002

Numerator:
Net income	$19,560	$13,834	$7,343
Preferred stock dividends	—	(699)	(1,097)

Numerator for basic earnings per share-income available to common stockholders	19,560	13,135	6,246
Effect of dilutive securities:
Preferred stock dividends(2)	—	699	—

Numerator for dilutive earnings per share-income available to common stockholders after assumed conversion	$19,560	$13,834	$6,246

Denominator:
Denominator for basic earnings per share-weighted average shares	25,260,526	21,332,746	19,145,255
Effect of dilutive securities:
Employee stock options(1)	974,111	459,562	199,619
Series A convertible preferred stock(2)	—	1,326,496	—

Dilutive potential common shares	974,111	1,786,058	199,619

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	26,234,637	23,118,804	19,344,874

Basic earning per share	$.77	$.62	$.33

Diluted earnings per share	$.75	$.60	$.32

(1)	Stock options outstanding of 30,000 in 2004 and 330,956 in 2003 have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock.

(2)	Effects of Series A convertible preferred stock are anti-dilutive in 2002 and are not included.

15.	Fair Values of Financial Instruments
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

      A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	December 31, 2004		December 31, 2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$78,490	$78,490	$69,551	$69,551
Securities, available-for-sale	804,544	804,544	775,338	775,338
Loans, net	1,665,417	1,666,997	1,292,826	1,297,756
Deposits	1,789,887	1,793,239	1,445,030	1,447,003
Federal funds purchased	113,478	113,478	78,961	78,961
Borrowings	481,513	480,913	466,793	467,917
Long-term debt	20,620	20,620	20,620	20,620
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
Off-balance sheet instruments
      Fair values for the Company’s off-balance sheet instruments which consist of lending commitments and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Management believes that the fair value of these off-balance sheet instruments is not significant.

16.	Commitments and Contingencies
      The Company leases various premises under operating leases with various expiration dates. Rent expense incurred under operating leases amounted to approximately $3,068,000, $2,796,000 and $2,654,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      Minimum future lease payments under operating leases are as follows:

Minimum
Year Ending December 31,	Payments

(In thousands)
2005	$4,092
2006	3,986
2007	3,899
2008	3,864
2009 and thereafter	6,076

$21,917

17.	Parent Company Only
      Summarized financial information for Texas Capital Bancshares, Inc. — Parent Company Only follows:
Balance Sheets

	December 31

	2004	2003

	(In thousands)
Assets
Cash and cash equivalents	$27,372	$34,037
Investment in subsidiaries	185,242	157,490
Other assets	3,715	1,232

Total assets	$216,329	$192,759

Liabilities and Stockholders’ Equity
Other liabilities	$434	$383
Long-term debt	20,620	20,620

Total liabilities	21,054	21,003
Common stock	255	250
Additional paid-in capital	172,380	167,751
Retained earnings	20,047	487
Accumulated other comprehensive income	2,593	3,268

Total stockholders’ equity	195,275	171,756

Total liabilities and stockholders’ equity	$216,329	$192,759

Statements of Earnings

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Dividend income	$30	$25	$2

Total income	30	25	2
Interest expense	1,097	905	67
Salaries and employee benefits	463	474	440
Legal and professional	883	774	614
IPO expense	—	—	1,190
Other non-interest expense	375	184	145

Total expense	2,818	2,337	2,456

Loss before income taxes and equity in undistributed income of subsidiary	(2,788)	(2,312)	(2,454)
Income tax benefit	(921)	(748)	(644)

Loss before equity in undistributed income of subsidiary	(1,867)	(1,564)	(1,810)
Equity in undistributed income of subsidiary	21,427	15,398	9,153

Net income	$19,560	$13,834	$7,343

Statements of Cash Flows

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Operating Activities
Net income	$19,560	$13,834	$7,343
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(21,427)	(15,398)	(9,153)
(Increase) decrease in other assets	(1,072)	441	(745)
Increase in other liabilities	51	30	135

Net cash used in operating activities	(2,888)	(1,093)	(2,420)
Investing Activities
Investment in subsidiaries	(7,000)	(22,864)	(3,310)
Investment in non-marketable equity securities	—	—	(500)

Net cash used in investing activities	(7,000)	(22,864)	(3,810)
Financing Activities
Subordinated debentures	—	10,310	10,310
Sale of preferred stock	—	—	5,250
Preferred stock dividends	—	(979)	(843)
Sale of common stock	3,223	36,204	351
(Purchase) sale of treasury stock, net	—	95	(71)

Net cash provided by financing activities	3,223	45,630	14,997

Net (decrease) increase in cash and cash equivalents	(6,665)	21,673	8,767
Cash and cash equivalents at beginning of year	34,037	12,364	3,597

Cash and cash equivalents at end of year	$27,372	$34,037	$12,364

18.	Related Party Transactions
      Certain members of our board of directors provide legal and consulting services to the Company.
      See Notes 3 and 6 for a description of loans and deposits with related parties.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
      We have established and maintain disclosure controls and other procedures that are designed to ensure that material information relating to us and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. For the period covered in this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004.
      The Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the fiscal quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
      The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.
      As of December 31, 2004, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on those criteria.
      Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Texas Capital Bancshares, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Texas Capital Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Texas Capital Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Texas Capital Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Texas Capital Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 financial statements of Texas Capital Bancshares, Inc. and our report dated March 8, 2005 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Dallas, Texas
March 8, 2005

ITEM 9B.	OTHER INFORMATION
      None.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 17, 2005, which proxy materials will be filed with the SEC no later than April 28, 2005.

ITEM 11.	EXECUTIVE COMPENSATION
      Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 17, 2005, which proxy materials will be filed with the SEC no later than April 28, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 17, 2005, which proxy materials will be filed with the SEC no later than April 28, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 17, 2005, which proxy materials will be filed with the SEC no later than April 28, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 17, 2005, which proxy materials will be filed with the SEC no later than April 28, 2005.

ITEM 15.	EXHIBITS
      (a) Documents filed as part of this report
      (1) All financial statements

Independent Registered Public Accounting Firms’ Report of Ernst & Young LLP
      (2) All financial statements required by Item 8

Independent Registered Public Accounting Firms’ Report of Ernst & Young LLP
      (3) Exhibits

2.1	Agreement and Plan to Consolidate Texas Capital Bank with and into Resource Bank, National Association and under the Title of “Texas Capital Bank, National Association,” which is incorporated by reference to Exhibit 2.1 to our registration statement on Form 10 dated August 24, 2001

2.2	Amendment to Agreement and Plan to Consolidate, which is incorporated by reference to Exhibit 2.2 to our registration statement on Form 10 dated August 24, 2001

3.1	Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1 to our registration statement on Form 10 dated August 24, 2001

3.2	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.2 to our registration statement on Form 10 dated August 24, 2001

3.3	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.3 to our registration statement on Form 10 dated August 24, 2001

3.4	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.4 to our registration statement on Form 10 dated August 24, 2001

3.5	Amended and Restated Bylaws of Texas Capital Bancshares, Inc. which is incorporated by reference to Exhibit 3.5 to our registration statement on Form 10 dated August 24, 2001

4.1	Texas Capital Bancshares, Inc. 1999 Omnibus Stock Plan, which is incorporated by reference to Exhibit 4.1 to our registration statement on Form 10 dated August 24, 2001

4.2	Texas Capital Bancshares, Inc. 2001 Employee Stock Purchase Plan, which is incorporated by reference to Exhibit 4.2 to our registration statement on Form 10 date August 24, 2001

4.3	Placement Agreement by and among by and among Texas Capital Bancshares Statutory Trust I and SunTrust Capital Markets, Inc., which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002

4.4	Certificate of Trust of Texas Capital Bancshares Statutory Trust I, dated November 12, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002

4.5	Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, Texas Capital Bancshares, Inc. and Joseph M. Grant, Raleigh Hortenstine III and Gregory B. Hultgren, dated November 19, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002

4.6	Indenture dated November 19, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002

4.7	Guarantee Agreement between Texas Capital Bancshares, Inc. and State Street Bank and Trust of Connecticut, National Association dated November 19, 2002, which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002

4.8	Placement Agreement by and among Texas Capital Bancshares, Inc., Texas Capital Statutory Trust II and Sandler O’Neill & Partners, L.P., which is incorporated by reference to our Current Report Form 8-K dated June 11, 2003

4.9	Certificate of Trust of Texas Capital Statutory Trust II, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003

4.10	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, Texas Capital Bancshares, Inc., and Joseph M. Grant and Gregory B. Hultgren, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003

4.11	Indenture between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003

4.12	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003

10.1	Deferred Compensation Agreement, which is incorporated by reference to Exhibit 10.2 to our registration statement on Form 10 dated August 24, 2001†

10.2	Amended and Restated Deferred Compensation Agreement Irrevocable Trust*†

10.3	Executive Employment Agreement between Joseph M. Grant and Texas Capital Bancshares, Inc. dated October 8, 2002, which is incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K dated March 26, 2003†

10.4	Executive Employment Agreement between George F. Jones, Jr. and Texas Capital Bancshares, Inc. dated October 8, 2002, which is incorporated by reference to Exhibit 10.5 of our Annual Report on Form 10-K dated March 26, 2003†

10.5	Executive Employment Agreement between C. Keith Cargill and Texas Capital Bancshares, Inc. dated October 8, 2002, which is incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K dated March 26, 2003†

10.6	Executive Employment Agreement between Peter Bartholow and Texas Capital Bancshares, Inc. dated October 6, 2003, which is incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K dated March 15, 2004†

10.7	Executive Employment Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and Joseph M. Grant, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004†

10.8	Executive Employment Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and George F. Jones, Jr., which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004†

10.9	Executive Employment Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and C. Keith Cargill, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004†

10.10	Executive Employment Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and Peter B. Bartholow, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004†

10.11	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and Joseph M. Grant, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004†

10.12	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and George F. Jones, Jr., which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004†

10.13	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and C. Keith Cargill, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004†

10.14	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and Peter B. Bartholow, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004†

21	Subsidiaries of the Registrant*

23.1	Consent of Ernst & Young LLP*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

*	Filed herewith

†	Management contract or compensatory plan arrangement.

SIGNATURES
      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TEXAS CAPITAL BANCSHARES, INC.

By:	/s/ JOSEPH M. GRANT

Joseph M. Grant
Chairman of the Board of Directors and
Chief Executive Officer
Date: March 14, 2005

/s/ JOSEPH M. GRANT

Joseph M. Grant
Chairman of the Board of Directors and Chief
Executive Officer (principal executive officer)
Date: March 14, 2005

/s/ PETER BARTHOLOW

Peter Bartholow
Chief Financial Officer and Director
(principal financial officer)
Date: March 14, 2005

/s/ JULIE ANDERSON

Julie Anderson
Controller
(principal accounting officer)
Date: March 14, 2005

/s/ LEO CORRIGAN III

Leo Corrigan III
Director
Date: March 14, 2005

/s/ JAMES R. ERWIN

James R. Erwin
Director
Date: March 14, 2005

/s/ FREDERICK B. HEGI, JR.

Frederick B. Hegi, Jr.
Director
Date: March 14, 2005

/s/ JAMES R. HOLLAND, JR.

James R. Holland, Jr.
Director
Date: March 14, 2005

/s/ GEORGE F. JONES, JR.

George F. Jones, Jr.
Director
Date: March 14, 2005

/s/ LARRY A. MAKEL

Larry A. Makel
Director
Date: March 14, 2005

/s/ WALTER W. MCALLISTER III

Walter W. McAllister III
Director
Date: March 14, 2005

/s/ LEE ROY MITCHELL

Lee Roy Mitchell
Director
Date: March 14, 2005

/s/ STEVE ROSENBERG

Steve Rosenberg
Director
Date: March 14, 2005

/s/ JOHN C. SNYDER

John C. Snyder
Director
Date: March 14, 2005

/s/ ROBERT W. STALLINGS

Robert W. Stallings
Director
Date: March 14, 2005

/s/ JAMES CLEO THOMPSON, JR.

James Cleo Thompson, Jr.
Director
Date: March 14, 2005

/s/ IAN J. TURPIN

Ian J. Turpin
Director
Date: March 14, 2005