Form 10-Q
period 2005-03-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2005-05-05
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended March 31, 2005

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

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

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     On April 30, 2005, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock	25,558,636

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended March 31, 2005

ITEM 1. FINANCIAL STATEMENTS

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands except share data)

	Three months ended March 31
	2005	2004

Interest income
Interest and fees on loans	$25,692	$16,706
Securities	8,296	7,551
Federal funds sold	80	15
Deposits in other banks	119	2

Total interest income	34,187	24,274
Interest expense
Deposits	8,933	4,743
Federal funds purchased	861	320
Repurchase agreements	2,394	2,085
Other borrowings	4	226
Long-term debt	327	256

Total interest expense	12,519	7,630

Net interest income	21,668	16,644
Provision for loan losses	—	750

Net interest income after provision for loan losses	21,668	15,894
Non-interest income
Service charges on deposit accounts	781	857
Trust fee income	586	437
Cash processing fees	—	587
Bank owned life insurance (BOLI) income	288	321
Mortgage warehouse fees	219	238
Gain on sale of mortgage loans	1,765	463
Other	540	412

Total non-interest income	4,179	3,315
Non-interest expense
Salaries and employee benefits	11,529	8,130
Net occupancy expense	1,683	1,334
Marketing	699	534
Legal and professional	1,097	793
Communications and data processing	655	859
Franchise taxes	45	97
Other	2,146	1,585

Total non-interest expense	17,854	13,332

Income before income taxes	7,993	5,877
Income tax expense	2,717	1,940

Net income	$5,276	$3,937

Earnings per share:
Basic	$.21	$.16
Diluted	$.20	$.15

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)

Assets
Cash and due from banks	$86,846	$78,490
Securities, available-for-sale	754,154	804,544
Loans held for sale	70,672	119,537
Loans held for investment (net of unearned income)	1,676,799	1,564,578
Less: Allowance for loan losses	18,715	18,698

Loans held for investment, net	1,658,084	1,545,880
Premises and equipment, net	4,581	4,518
Accrued interest receivable and other assets	61,087	56,698
Goodwill, net	1,496	1,496

Total assets	$2,636,920	$2,611,163

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$405,162	$397,629
Interest bearing	1,276,529	1,234,283
Interest bearing in foreign branches	300,010	157,975

Total deposits	1,981,701	1,789,887

Accrued interest payable	3,125	3,511
Other liabilities	5,281	6,879
Federal funds purchased	147,684	113,478
Repurchase agreements	282,964	478,204
Other borrowings	1,034	3,309
Long-term debt	20,620	20,620

Total liabilities	2,442,409	2,415,888

Stockholders’ equity:
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 25,557,896 and 25,461,602 at March 31, 2005 and December 31, 2004, respectively	256	255
Additional paid-in capital	173,397	172,380
Retained earnings	25,323	20,047
Treasury stock (shares at cost: 84,274 at March 31, 2005 and December 31, 2004)	(573)	(573)
Deferred compensation	573	573
Accumulated other comprehensive income (loss)	(4,465)	2,593

Total stockholders’ equity	194,511	195,275

Total liabilities and stockholders’ equity	$2,636,920	$2,611,163

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands except share data)

										Accumulated
										Other
			Series A-1							Compre-
			Non-voting		Additional					hensive
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		Deferred	Income
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	(Loss)	Total

Balance at December 31, 2003	24,715,607	$247	293,918	$3	$167,751	$487	(84,274)	$(573)	$573	$3,268	$171,756
Comprehensive income:
Net income	–	–	–	–	–	19,560	–	–	–	–	19,560
Change in unrealized gain on available-for-sale securities, net of taxes of $363		–	–	–	–	–	–	–	–	(675)	(675)

Total comprehensive income											18,885
Tax benefit related to exercise of stock options	–	–	–	–	1,411	–	–	–	–	–	1,411
Issuance of common stock	452,077	5	–	–	3,218	–	–	–	–	–	3,223
Transfers	293,918	3	(293,918)	(3)	–	–	–	–	–	–	–

Balance at December 31, 2004	25,461,602	255	–	–	172,380	20,047	(84,274)	(573)	573	2,593	195,275
Comprehensive income:
Net income (unaudited)	–	–	–	–	–	5,276	–	–	–	–	5,276
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $3,800 (unaudited)	–	–	–	–	–	–	–	–	–	(7,058)	(7,058)

Total comprehensive income											(1,782)
Tax benefit related to exercise of stock options (unaudited)	–	–	–	–	454	–	–	–	–	–	454
Issuance of common stock (unaudited)	96,294	1	–	–	563	–	–	–	–	–	564

Balance at March 31, 2005 (unaudited)	25,557,896	$256	–	$–	$173,397	$25,323	(84,274)	$(573)	$573	$(4,465)	$194,511

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Three months ended March 31
	2005	2004

Operating activities
Net income	$5,276	$3,937
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	–	750
Depreciation and amortization	406	394
Amortization and accretion on securities	667	1,376
Bank owned life insurance (BOLI) income	(288)	(321)
Gain on sale of mortgage loans	(1,765)	(463)
Originations of loans held for sale	(323,028)	(359,016)
Proceeds from sales of loans held for sale	371,870	367,166
Tax benefit from stock option exercises	454	428
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(4,089)	1,282
Accrued interest payable and other liabilities	1,816	(3,179)

Net cash provided by operating activities	51,319	12,354

Investing activities
Purchases of available-for-sale securities	(2,136)	(11,552)
Maturities and calls of available-for-sale securities	4,499	1,800
Principal payments received on securities	36,502	39,422
Net increase in loans	(110,477)	(81,957)
Purchase of premises and equipment, net	(420)	(300)

Net cash used in investing activities	(72,032)	(52,587)

Financing activities
Net increase in checking, money market and savings accounts	69,831	118,065
Net increase (decrease) in certificates of deposit	121,983	(67,204)
Sale of common stock	564	896
Net other borrowings	(197,515)	(32,494)
Net federal funds purchased	34,206	11,242

Net cash provided by financing activities	29,069	30,505

Net increase (decrease) in cash and cash equivalents	8,356	(9,728)
Cash and cash equivalents at beginning of period	78,490	69,551

Cash and cash equivalents at end of period	$86,846	$59,823

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$12,905	$8,872
Cash paid during the period for income taxes	35	200
Non-cash transactions:
Transfers from loans/leases to other repossessed assets	12	–
Transfers from loans/leases to premises and equipment	49	57

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(1) ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of Texas Capital Bancshares, Inc. (the “Company”) conform to accounting principles generally accepted in the United States and to generally accepted practices within the banking industry. The Consolidated Financial Statements of the Company include the accounts of the Company and its subsidiary, Texas Capital Bank, National Association (the “Bank”). Certain prior period balances have been reclassified to conform to the current period presentation.

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

Stock-Based Compensation

At March 31, 2005, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost for options is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation.

	Three months ended March 31
	2005	2004

Net income as reported	$5,276	$3,937
Add: Total stock-based employee compensation recorded, net of related tax effects	391	175
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(616)	(370)

Pro forma net income	$5,051	$3,742

Basic income per share:
As reported	$.21	$.16
Pro forma	$.20	$.15

Diluted income per share:
As reported	$.20	$.15
Pro forma	$.19	$.14

The fair value of these options was estimated at the date of grant using a Black-Scholes value option pricing model with the following weighted average assumptions used for 2005 and 2004, respectively: a risk free interest rate of 3.57% and 3.56%, a dividend yield of 0%, a volatility factor of .291 and .286, and an estimated life of five years.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123 (revised 2004) will be effective for the financial statements issued for years beginning after June 15, 2005. We anticipate adopting the provisions of this statement January 1, 2006. The methodology has not yet been determined, but we anticipate that the results will not vary materially from the proforma fair value numbers that have been presented in the table above.

(2) EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except per share data):

	Three months ended March 31
	2005	2004

Numerator:
Net income	$5,276	$3,937

Denominator:
Denominator for basic earnings per share-weighted average shares	25,522,458	25,108,746
Effect of dilutive securities:
Employee benefit plans (1)	1,100,355	967,009

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	26,622,813	26,075,755

Basic earnings per share	$.21	$.16
Diluted earnings per share	$.20	$.15

(1)	Stock options outstanding of 19,000 in 2005 and 8,000 in 2004 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Stock options are anti-dilutive when the exercise price is higher than the current market price of the Company’s common stock.

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

March 31,
(Dollars in thousands)	2005
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$654,806
Standby letters of credit	37,072

QUARTERLY FINANCIAL SUMMARY – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in thousands except per share data)

	For the three months ended			For the three months ended
	March 31, 2005			March 31, 2004
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense (1)(2)	Rate	Balance	Expense (1)(2)	Rate

Assets
Securities – Taxable	$729,907	$7,861	4.37%	$745,042	$7,442	4.02%
Securities – Non-taxable	48,715	669	5.57%	13,924	168	4.85%
Federal funds sold	12,377	80	2.62%	6,058	15	1.00%
Deposits in other banks	17,858	119	2.70%	829	2	0.97%
Loans held for sale	81,956	2,281	11.29%	61,177	1,157	7.61%
Loans	1,590,207	23,411	5.97%	1,265,840	15,549	4.94%
Less reserve for loan losses	18,930	–	–	17,720	–	–

Loans, net of reserve	1,653,233	25,692	6.30%	1,309,297	16,706	5.13%

Total earning assets	2,462,090	34,421	5.67%	2,075,150	24,333	4.72%
Cash and other assets	148,557			146,414

Total assets	$2,610,647			$2,221,564

Liabilities and Stockholders’ Equity
Transaction deposits	$107,162	$255	0.97%	$88,635	$132	.60%
Savings deposits	613,391	3,147	2.08%	504,530	1,499	1.19%
Time deposits	765,497	5,531	2.93%	534,981	3,112	2.34%

Total interest bearing deposits	1,486,050	8,933	2.44%	1,128,146	4,743	1.69%
Other borrowings	534,773	3,259	2.47%	620,982	2,631	1.70%
Long-term debt	20,620	327	6.43%	20,620	256	4.99%

Total interest bearing liabilities	2,041,443	12,519	2.49%	1,769,748	7,630	1.73%
Demand deposits	363,398			265,039
Other liabilities	9,241			10,013
Stockholders’ equity	196,565			176,764

Total liabilities and stockholders’ equity	$2,610,647			$2,221,564

Net interest income		$21,902			$16,703
Net interest income to earning assets			3.61%			3.24%

Return on average equity		10.89%			8.96%
Return on average assets		.82%			.71%
Equity to assets		7.53%			7.96%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

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

Results of Operations

Summary of Performance

The Company recorded net income of $5.3 million or $.20 per diluted common share for the first quarter of 2005 compared to $3.9 million or $.15 per diluted common share for the first quarter of 2004. Return on average equity was 10.89% and return on average assets was .82% for the first quarter of 2005 compared to 8.96% and .71%, respectively, for the first quarter of 2004.

The increase in net income and improvement in return on assets in 2005 are attributed to growth in net interest income, which came from continued earning asset growth, as well as an improvement in net interest margin. Net interest income for the first quarter of 2005 increased by $5.1 million, or 30.2%, from $16.6 million to $21.7 million over the first quarter of 2004. The increase in net interest income was due to an increase in average earning assets of $386.9 million or 18.6%, with a 37 basis point increase in net interest margin.

Non-interest income increased $864,000, or 26.1%, compared to the first quarter of 2004. The Company benefited from growth in fees related to deposits and wealth management, and gain on sale of mortgage loans, which is related to our residential mortgage lending division that was started in the third quarter of 2003.

Non-interest expense increased $4.5 million or 33.9% compared to the first quarter of 2004. The increase is primarily related to a $3.4 million increase in salaries and employee benefits to $11.5 million from $8.1 million. The increase in salaries and employee benefits resulted from an increase in the total number of employees related to general business growth, substantial additions to staffing for the Houston office, expansion of the residential mortgage lending division and increased incentive compensation reflective of the Company’s performance.

Net Interest Income

Net interest income was $21.7 million for the first quarter of 2005, compared to $16.6 million for the first quarter of 2004. The increase was due to an increase in average earning assets of $386.9 million as compared to the first quarter of 2004 and a 37 basis point increase in net interest margin. The increase in average earning assets included a $324.4 million increase in average loans held for investment, an increase of $20.8 million in loans held for sale and a $19.7 million increase in average securities. For the quarter ended March 31, 2005, average net loans and securities represented 67% and 32%, respectively, of average earning assets compared to 63% and 37% in the same quarter of 2004.

Average interest bearing liabilities increased $271.7 million from the first quarter of 2005, which included a $357.9 million increase in interest bearing deposits offset by an $86.2 million decrease in other borrowings. The average cost of interest bearing liabilities increased from 1.73% for the quarter ended March 31, 2004 to 2.49% for the same period of 2005, reflecting rising market interest rates.

TABLE 1 – VOLUME/RATE ANALYSIS
(Dollars in thousands)

	Three months ended March 31, 2005/2004
		Change Due To (1)
	Change	Volume	Yield/Rate

Interest income:
Securities (2)	$920	$202	$718
Loans	8,986	4,203	4,783
Federal funds sold	65	15	50
Deposits in other banks	117	41	76

Total	10,088	4,461	5,627
Interest expense:
Transaction deposits	123	26	97
Savings deposits	1,648	308	1,340
Time deposits	2,419	1,305	1,114
Borrowed funds	699	(554)	1,253

Total	4,889	1,085	3,804

Net interest income	$5,199	$3,376	$1,823

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.

Net interest margin, the ratio of net interest income to average earning assets, was 3.61% for the first quarter of 2005 compared to 3.24% for the first quarter of 2004. The improvement in net interest margin resulted primarily from a 95 basis point increase in the yield on earning assets offset by a 76 basis point increase in the cost interest bearing liabilities from the prior year.

Non-interest Income

Non-interest income increased $864,000 compared to the same quarter of 2004. The increase is primarily related to a $1.3 million increase in gains on sale of mortgage loans to $1.8 million from $463,000. Trust fee income increased $149,000, due to continued growth of trust assets. Offsetting these increases was a decrease in cash processing fees, which were $587,000 lower in the first quarter of 2005 compared to the same period in 2004. These fees are related to a special project that has occurred in the first quarter of 2002, 2003 and 2004.

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

TABLE 2 – NON-INTEREST INCOME
(Dollars in thousands)

	Three months ended March 31
	2005	2004

Service charges on deposit accounts	$781	$857
Trust fee income	586	437
Cash processing fees	–	587
Bank owned life insurance (BOLI) income	288	321
Mortgage warehouse fees	219	238
Gain on sale of mortgage loans	1,765	463
Other	540	412

Total non-interest income	$4,179	$3,315

Non-interest Expense

Non-interest expense for the first quarter of 2005 increased $4.5 million, or 33.9%, to $17.9 million from $13.3 million, and is primarily related to a $3.4 million increase in salaries and employee benefits to $11.5 million from $8.1 million. The increase in salaries and employee benefits resulted from an increase in the total number of employees related to general business growth, additions to staffing for the Houston office, expansion of the residential mortgage lending division and increased incentive compensation reflective of the Company’s performance. Of the increase, approximately $842,000 is related to commissions in the residential mortgage lending division and represents a variable component of compensation expense directly related to residential loan production, sales and gains on the sale of mortgage loans reflected in non-interest income.

Net occupancy expense for the three months ended March 31, 2005 increased by $349,000 or 26.2% compared to the same quarter in 2004 and is related to our continued general growth and expansion of the residential mortgage lending division.

Marketing expense increased $165,000 or 30.9%. Marketing expense for the three months ended March 31, 2005 included $57,000 of direct marketing and promotions and $320,000 for business development compared to direct marketing and promotions of $28,000 and business development of $247,000 during the same period for 2004. Marketing expense for the three months ended March 31, 2005 also included $313,000 for the purchase of miles related to the American Airlines AAdvantage® program compared to $258,000 for the same period for 2004. Our direct marketing may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets.

Legal and professional expense for the three months ended March 31, 2005 increased $304,000 or 38.3% compared to the same quarter in 2004 mainly related to growth and increased cost of compliance with laws and regulations. Communications and data processing expense for the three months ended March 31, 2005 decreased $204,000 or 23.8% compared to the same quarter in 2004.

TABLE 3 – NON-INTEREST EXPENSE
(Dollars in thousands)

	Three months ended March 31
	2005	2004

Salaries and employee benefits	$11,529	$8,130
Net occupancy expense	1,683	1,334
Marketing	699	534
Legal and professional	1,097	793
Communications and data processing	655	859
Franchise taxes	45	97
Other	2,146	1,585

Total non-interest expense	$17,854	$13,332

Analysis of Financial Condition

The aggregate loan portfolio at March 31, 2005 increased $63.9 million from December 31, 2004 to $1.75 billion. Commercial loans increased $61.1 million and real estate loans increased $28.5 million. Construction loans increased $25.5 million, and consumer loans, loans held for sale and leases decreased $948,000, $48.9 million and $1.4 million, respectively.

TABLE 4 – LOANS
(Dollars in thousands)

	March 31,	December 31,
	2005	2004

Commercial	$879,283	$818,156
Construction	353,563	328,074
Real estate	425,514	397,029
Consumer	14,614	15,562
Leases	8,195	9,556
Loans held for sale	70,672	119,537

Total	$1,751,841	$1,687,914

We continue to lend primarily in Texas. As of March 31, 2005, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased individual leases and loan and lease pools (primarily commercial and industrial equipment and vehicles), as well as selected loan participations and USDA government guaranteed loans.

Summary of Loan Loss Experience

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $18.7 million at March 31, 2005, $18.7 million at December 31, 2004 and $18.0 million at March 31, 2004. This represents 1.12%, 1.20% and 1.37% of loans held for investment (net of unearned income) at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. Due to continued improvement in key measures of credit quality, the Company did not record a provision for possible loan losses during the first quarter of 2005, down from $200,000 in the fourth quarter of 2004 and $750,000 in the first quarter of 2004. The provision for losses necessary to maintain reserve adequacy decreased due to the continued improvement in indicators of credit quality in 2005, such as net charge-offs and non-performing loans.

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

TABLE 5 – SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)

	Three months ended		Three months ended		Year ended
	March 31,		March 31,		December 31,
	2005		2004		2004

Beginning balance	$18,698		$17,727		$17,727
Loans charged-off:
Commercial	266		—		258
Real estate	—		—		—
Consumer	1		—		157
Leases	58		493		939

Total	325		493		1,354
Recoveries:
Commercial	282		—		148
Leases	60		27		489

Total recoveries	342		27		637

Net charge-offs (recoveries)	(17)		466		717
Provision for loan losses	—		750		1,688

Ending balance	$18,715		$18,011		$18,698

Reserve to loans held for investment (2)	1.12%		1.37%		1.20%
Net charge-offs (recoveries) to average loans (1)(2)	(.00)%		.15%		.05%
Provision for loan losses to average loans (1)(2)	—		.24%		.12%
Recoveries to total charge-offs	105.2%		5.5%		47.1%
Reserve as a multiple of net charge-offs	N/M		38.7	x	26.1	x

Non-performing and renegotiated loans:
Loans past due (90 days)	$18		$6,250		$209
Non-accrual	6,047		6,953		5,850

Total	$6,065		$13,203		$6,059

Reserve as a percent of non-performing and renegotiated loans (2)	3.1	x	1.4	x	3.1	x

(1)	Interim period ratios are annualized.

(2)	Excludes loans held for sale.

Non-performing Assets

Non-performing assets include non-accrual loans and leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. The table below summarizes our non-accrual loans by type:

	March 31,	December 31,	March 31,
	2005	2004	2004
	(In thousands)
Non-accrual loans:
Commercial	$1,310	$687	$157
Construction	3,908	4,371	5,191
Real estate	403	403	375
Consumer	184	126	142
Leases	242	263	1,088

Total non-accrual loans	$6,047	$5,850	$6,953

At March 31, 2005, we had $18,000 in loans past due 90 days and still accruing interest. At March 31, 2005, we had $127,000 in other repossessed assets.

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of March 31, 2005, approximately $4.0 million of our non-accrual loans were earning on a cash basis.

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

Our unrealized gain on the securities portfolio value decreased from a gain of $4.0 million, which represented .50% of the amortized cost at December 31, 2004, to a loss of $6.9 million, which represented .91% of the amortized cost at March 31, 2005.

The following table discloses, as of March 31, 2005, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasuries	$1,893	$(1)	$—	$—	$1,893	$(1)
Mortgage-backed securities	390,079	(5,478)	61,936	(2,482)	452,015	(7,960)
Corporate securities	40,496	(685)	—	—	40,496	(685)
Municipals	39,432	(586)	1,449	(40)	40,881	(626)
Equity securities	—	—	1,420	(80)	1,420	(80)

	$471,900	$(6,750)	$64,805	$(2,602)	$536,705	$(9,352)

We believe the investment securities in the table above are within ranges customary for the banking industry. The number of investment positions in this unrealized loss position totals 30. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value; (2) it is not probable that we will be unable to collect the amounts contractually due; and (3) no decision to dispose of the investments were made prior to the balance sheet date. The unrealized losses noted are interest rate related due to rising rates in 2005 and late 2004 in relation to previous rates in early 2004 and 2003. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

Liquidity and Capital Resources

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (BSMC), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2004 and for the three months ended March 31, 2005, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank).

Since early 2001, our liquidity needs have primarily been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding as possible from deposits of these core customers, which as of March 31, 2005, comprised $1,935.0 million, or 97.6%, of total deposits. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect.

In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. As of March 31, 2005, brokered retail CDs comprised $46.7 million, or 2.4%, of total deposits. Our dependence on retail brokered CDs is limited by our internal funding guidelines, which as of March 31, 2005, limited borrowing from this source to 10-20% of total deposits.

Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), securities sold under repurchase agreements, treasury, tax and loan notes, and advances from the Federal Home Loan Bank, or FHLB. As of March 31, 2005, our borrowings consisted of a total of $281.7 million of securities sold under repurchase agreements, $147.7 million of downstream federal funds purchased, $1.3 million from customer repurchase agreements, and $1.0 million of treasury, tax and loan notes. Credit availability from the FHLB is based on our bank’s financial and operating condition and borrowing collateral we hold with the FHLB. At March 31, 2005, we had no borrowings from the FHLB. Our unused FHLB borrowing capacity at March 31, 2005 was approximately $245.0 million. As of March 31, 2005, we had unused upstream federal fund lines available from commercial banks of approximately $227.7 million. During the three months ended March 31, 2005, our average other borrowings from these sources were $534.8 million or 22.4% of average total fundings, which is well within our internal funding guidelines, which limit our dependence on borrowing sources to 35% of total fundings. The maximum amount of borrowed funds outstanding at any month-end during the first three months of 2005 was $519.0 million, or 21.8%, of total fundings.

As of March 31, 2005, our significant fixed and determinable contractual obligations to third parties were as follows:

		After One	After Three
	Within	but Within	but Within	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity (1)	$1,176,849	$—	$—	$—	$1,176,849
Time deposits (1)	643,695	57,558	103,542	57	804,852
Federal funds purchased (1)	147,684	—	—	—	147,684
Securities sold under repurchase agreements (1)	209,805	71,900	—	—	281,705
Customer repurchase agreements (1)	1,259	—	—	—	1,259
Treasury, tax and loan notes (1)	1,034	—	—	—	1,034
Operating lease obligations	4,204	8,419	7,307	4,729	24,659
Long-term debt (1)	—	—	—	20,620	20,620

Total contractual obligations	$2,184,530	$137,877	$110,849	$25,406	$2,458,662

(1)	Excludes interest

The contractual amount of our financial instruments with off-balance sheet risk expiring by period at March 31, 2005 is presented below:

		After One	After Three
	Within	but Within	but Within	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Commitments to extend credit	$385,611	$211,761	$49,707	$7,727	$654,806
Standby letters of credit	30,293	6,065	714	—	37,072

Total financial instruments with off-balance sheet risk	$415,904	$217,826	$50,421	$7,727	$691,878

Due to the nature of our unfunded loan commitments, including unfunded lines of credit, the amounts presented in the table above do not necessarily represent amounts that we anticipate funding in the periods presented above.

Our equity capital averaged $196.6 million for the three months ended March 31, 2005 as compared to $176.8 million for the same period in 2004. This increase reflects our retention of net earnings during this period. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.

TABLE 6 – CAPITAL RATIOS

	March 31,	March 31,
	2005	2004

Risk-based capital:
Tier 1 capital	10.43%	11.73%
Total capital	11.33%	12.84%
Leverage	8.33%	8.67%

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

We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 to the consolidated financial statements in our Annual Report on Form 10K for the year ended December 31, 2004 filed with the SEC. Not all these significant accounting policies require management to make difficult, subjective, or complex judgments. However, the policies noted below could be deemed to meet the SEC’s definition of critical accounting policies.

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

The responsibility for managing market risk rests with the BSMC, which operates under policy guidelines established by our board of directors. The negative acceptable variation in net interest revenue due to a 200 basis point increase or decrease in interest rates is generally limited by these guidelines to +/- 5%. These guidelines also establish maximum levels for short-term borrowings, short-term assets, and public and brokered deposits. They also establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is the ongoing responsibility of the BSMC, with exceptions reported to our board of directors on a quarterly basis.

Interest Rate Risk Management

The Company’s interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of March 31, 2005, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Interest Rate Sensitivity Gap Analysis
March 31, 2005
(in thousands)

	0-3 mo	4-12 mo	1-3 yr	3+ yr	Total
	Balance	Balance	Balance	Balance	Balance

Securities (1)	$41,588	$93,941	$216,519	$402,106	$754,154
Total Variable Loans	1,561,976	22,575	1,222	–	1,585,773
Total Fixed Loans	17,237	26,497	47,800	74,534	166,068

Total Loans (2)	1,579,213	49,072	49,022	74,534	1,751,841

Total Interest Sensitive Assets	$1,620,801	$143,013	$265,541	$476,640	$2,505,995

Liabilities:
Interest Bearing Customer Deposits	$1,071,697	$–	$–	$–	$1,071,697
CD’s & IRA’s	212,855	90,759	56,378	98,161	458,153
Wholesale Deposits	–	40,073	1,179	5,437	46,689

Total Interest-bearing Deposits	$1,284,552	$130,832	$57,557	$103,598	$1,576,539

Repo, FF, FHLB Borrowings	240,532	119,250	71,900	–	431,682
Trust Preferred	–	–	–	20,620	20,620

Total Borrowing	240,532	119,250	71,900	20,620	452,302

Total Interest Sensitive Liabilities	$1,525,084	$250,082	$129,457	$124,218	$2,028,841

GAP	95,717	(107,069)	136,084	352,422	–
Cumulative GAP	95,717	(11,352)	124,732	477,154	477,154

Demand Deposits					405,162
Stockholders’ Equity					194,511

Total					$599,673

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.

The table above sets forth the balances as of March 31, 2005 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.

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
	200 bp Increase	100 bp Decrease
	March 31, 2005	March 31, 2005
Change in net interest income	$6,719	$(2,682)

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of March 31, 2005 and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

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
Date: May 5, 2005
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