Form 10-Q
period 2005-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2005-08-08
CIK 1077428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
For the quarterly period ended June 30, 2005

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
     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
     On July 31, 2005, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock	25,638,219

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended June 30, 2005

ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Interest income
Interest and fees on loans	$31,255	$17,498	$56,947	$34,204
Securities	7,887	7,536	16,183	15,087
Federal funds sold	14	18	94	33
Deposits in other banks	11	4	130	6

Total interest income	39,167	25,056	73,354	49,330
Interest expense
Deposits	10,446	4,948	19,379	9,691
Federal funds purchased	1,374	294	2,235	614
Repurchase agreements	2,151	2,250	4,545	4,335
Other borrowings	354	56	358	282
Long-term debt	358	256	685	512

Total interest expense	14,683	7,804	27,202	15,434

Net interest income	24,484	17,252	46,152	33,896
Provision for loan losses	—	363	—	1,113

Net interest income after provision for loan losses	24,484	16,889	46,152	32,783
Non-interest income
Service charges on deposit accounts	793	891	1,574	1,748
Trust fee income	615	454	1,201	891
Cash processing fees	—	—	—	587
Bank owned life insurance (BOLI) income	291	329	579	650
Mortgage warehouse fees	195	274	414	512
Gain on sale of mortgage loans	1,911	729	3,676	1,192
Other	889	439	1,429	851

Total non-interest income	4,694	3,116	8,873	6,431
Non-interest expense
Salaries and employee benefits	11,858	7,964	23,387	16,094
Net occupancy expense	1,875	1,341	3,558	2,675
Marketing	922	569	1,621	1,103
Legal and professional	1,097	779	2,194	1,572
Communications and data processing	914	995	1,569	1,854
Franchise taxes	45	56	90	153
Other	2,479	1,792	4,625	3,377

Total non-interest expense	19,190	13,496	37,044	26,828

Income before income taxes	9,988	6,509	17,981	12,386
Income tax expense	3,401	2,149	6,118	4,089

Net income	$6,587	$4,360	$11,863	$8,297

Earnings per share:
Basic	$.26	$.17	$.46	$.33
Diluted	$.25	$.17	$.45	$.32
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	June 30,	December 31,
	2005	2004

	(Unaudited)
Assets
Cash and due from banks	$107,982	$78,490
Federal funds sold	5,000	—
Securities, available-for-sale	725,554	804,544
Loans held for sale	120,708	119,537
Loans held for investment (net of unearned income)	1,805,630	1,564,578
Less: Allowance for loan losses	18,774	18,698

Loans held for investment, net	1,786,856	1,545,880
Premises and equipment, net	5,398	4,518
Accrued interest receivable and other assets	60,124	56,698
Goodwill, net	6,417	1,496

Total assets	$2,818,039	$2,611,163

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$475,516	$397,629
Interest bearing	1,208,972	1,234,283
Interest bearing in foreign branches	286,517	157,975

Total deposits	1,971,005	1,789,887

Accrued interest payable	3,410	3,511
Other liabilities	6,870	6,879
Federal funds purchased	129,262	113,478
Repurchase agreements	354,159	478,204
Other borrowings	126,833	3,309
Long-term debt	20,620	20,620

Total liabilities	2,612,159	2,415,888

Stockholders’ equity:
Common stock, $.01 par value:
Authorized shares — 100,000,000
Issued shares — 25,616,829 and 25,461,602 at June 30, 2005 and December 31, 2004, respectively	256	255
Additional paid-in capital	174,183	172,380
Retained earnings	31,910	20,047
Treasury stock (shares at cost: 84,274 at June 30, 2005 and December 31, 2004)	(573)	(573)
Deferred compensation	573	573
Accumulated other comprehensive income (loss)	(469)	2,593

Total stockholders’ equity	205,880	195,275

Total liabilities and stockholders’ equity	$2,818,039	$2,611,163

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands except share data)

			Series A-1							Accumulated
			Non-voting							Other
	Common Stock		Common Stock				Treasury Stock			Compre-
					Additional					hensive
					Paid-in	Retained			Deferred	Income
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	(Loss)	Total

Balance at December 31, 2003	24,715,607	$247	293,918	$3	$167,751	$487	(84,274)	$(573)	$573	$3,268	$171,756
Comprehensive income:
Net income	—	—	—	—	—	19,560	—	—	—	—	19,560
Change in unrealized gain on available-for-sale securities, net of taxes of $363		—	—	—	—	—	—	—	—	(675)	(675)

Total comprehensive income											18,885
Tax benefit related to exercise of stock options	—	—	—	—	1,411	—	—	—	—	—	1,411
Issuance of common stock	452,077	5	—	—	3,218	—	—	—	—	—	3,223
Transfers	293,918	3	(293,918)	(3)	—	—	—	—	—	—	—

Balance at December 31, 2004	25,461,602	255	—	—	172,380	20,047	(84,274)	(573)	573	2,593	195,275
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	11,863	—	—	—	—	11,863
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $1,649 (unaudited)	—	—	—	—	—	—	—	—	—	(3,062)	(3,062)

Total comprehensive income											8,801
Tax benefit related to exercise of stock options (unaudited)	—	—	—	—	626	—	—	—	—	—	626
Issuance of common stock (unaudited)	155,227	1	—	—	1,177	—	—	—	—	—	1,178

Balance at June 30, 2005 (unaudited)	25,616,829	$256	—	$—	$174,183	$31,910	(84,274)	$(573)	$573	$(469)	$205,880

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Six Months Ended June 30
	2005	2004

Operating activities
Net income	$11,863	$8,297
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	1,113
Depreciation and amortization	772	788
Amortization and accretion on securities	1,293	2,820
Bank owned life insurance (BOLI) income	(579)	(650)
Gain on sale of mortgage loans	(3,676)	(1,192)
Originations of loans held for sale	(746,543)	(802,676)
Proceeds from sales of loans held for sale	749,096	827,004
Tax benefit from stock option exercises	626	657
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(2,823)	(5,574)
Accrued interest payable and other liabilities	1,539	1,515

Net cash provided by operating activities	11,568	32,102

Investing activities
Purchases of available-for-sale securities	(9,357)	(136,661)
Maturities and calls of available-for-sale securities	6,399	6,345
Principal payments received on securities	75,944	107,100
Net increase in loans	(241,780)	(135,827)
Purchase of premises and equipment, net	(698)	(645)
Cash paid for acquisition	(5,143)	—

Net cash used in investing activities	(174,635)	(159,688)

Financing activities
Net increase in checking, money market and savings accounts	80,558	181,878
Net increase in certificates of deposit	100,560	1,489
Sale of common stock	1,178	1,742
Net other borrowings	(521)	4,639
Net federal funds purchased	15,784	19,011

Net cash provided by financing activities	197,559	208,759

Net increase in cash and cash equivalents	34,492	81,173
Cash and cash equivalents at beginning of period	78,490	69,551

Cash and cash equivalents at end of period	$112,982	$150,724

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$27,303	$16,070
Cash paid during the period for income taxes	4,917	3,900
Non-cash transactions:
Transfers from loans/leases to other repossessed assets	55	328
Transfers from loans/leases to premises and equipment	701	190
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(1) ACCOUNTING POLICIES
Basis of Presentation
The accounting and reporting policies of Texas Capital Bancshares, Inc. conform to accounting principles generally accepted in the United States and to generally accepted practices within the banking industry. Our Consolidated Financial Statements include the accounts of Texas Capital Bancshares, Inc. and its subsidiary, Texas Capital Bank, National Association (the “Bank”). Certain prior period balances have been reclassified to conform with the current period presentation.
The consolidated interim financial statements have been prepared without audit. Certain information and footnote disclosures presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make interim financial information not misleading. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2004, included in our Annual Report on Form 10-K filed with the SEC on March 15, 2005 (the “2004 Form 10-K”).
Stock-Based Compensation
At June 30, 2005, we had a stock-based employee compensation plan. We account for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost for options is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net income:
Net income as reported	$6,587	$4,360	$11,863	$8,297
Add: Total stock-based employee compensation recorded net of tax	94	71	686	246
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of tax	(348)	(238)	(1,165)	(578)

Pro forma net income	$6,333	$4,193	$11,384	$7,965

Basic income per share:
As reported	$.26	$.17	$.46	$.33
Pro forma	$.25	$.17	$.45	$.32

Diluted income per share:
As reported	$.25	$.17	$.45	$.32
Pro forma	$.24	$.16	$.43	$.30
The fair value of these options was estimated at the date of grant using a Black-Scholes value option pricing model with the following weighted average assumptions used for 2005 and 2004, respectively: a risk free interest rate of 3.69% and 3.84%, a dividend yield of 0%, a volatility factor of .294 and .289, and an estimated life of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
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

(2) EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share and per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Numerator:
Net income	$6,587	$4,360	$11,863	$8,297

Denominator:
Denominator for basic earnings per share-weighted average shares	25,578,152	25,244,920	25,550,459	25,176,833
Effect of employee stock options: (1)	965,039	895,160	1,032,323	931,084

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	26,543,191	26,140,080	26,582,782	26,107,917

Basic earnings per share	$.26	$.17	$.46	$.33
Diluted earnings per share	$.25	$.17	$.45	$.32

(1)	Stock options outstanding of 242,250 at June 30, 2005 and 27,500 at June 30, 2004 have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the current market price of our common stock.

(3) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit which involve varying degrees of credit risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. We use the same credit policies in making commitments and conditional obligations we do for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the borrower.
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
Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

June 30, 2005
Financial instruments whose contract amounts represent credit risk (dollars in thousands):
Commitments to extend credit	$691,326
Standby letters of credit	37,762
(4) RECENT BUSINESS ACQUISITION
During the second quarter of 2005, we announced the formation of BankDirect Capital Finance (BDCF), a new line of business focused on premium finance and other services for insurance agencies and their customers. We paid $5 million for the purchase of 100% of the stock of a sales and marketing company. The purchase agreement allows for additional payments of up to $4.0 million over 3 years which are contingent upon meeting certain production targets. As of June 30, 2005, we preliminarily estimated $4.9 million of the purchase price was related to goodwill. However, during the third quarter, in accordance with the terms of the purchase agreement, the final settlement will be completed and a final allocation of the purchase price will be completed.
Additionally, $1.6 million was paid for the customer base intangible related to a purchased portfolio and loan account services of premium finance loans totaling $80 million, of which $10 million was purchased in June 2005 and $70 million was purchased in July 2005.

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in thousands except per share data)

	For the three months ended June 30, 2005			For the three months ended June 30, 2004
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense (1)	Rate	Balance	Expense (1)	Rate

Assets
Securities — Taxable (2)	$685,058	$7,451	4.36%	$748,343	$7,396	3.97%
Securities — Non-taxable (2)	48,694	671	5.53%	17,664	215	4.90%
Federal funds sold	1,980	14	2.84%	7,686	18	0.94%
Deposits in other banks	1,736	11	2.54%	995	4	1.62%
Loans held for sale (3)	84,497	2,897	13.75%	68,922	1,456	8.50%
Loans	1,755,311	28,358	6.48%	1,326,066	16,042	4.87%
Less reserve for loan losses	18,753	—	—	18,205	—	—

Loans, net of reserve	1,821,055	31,255	6.88%	1,376,783	17,498	5.11%

Total earning assets	2,558,523	39,402	6.18%	2,151,471	25,131	4.70%
Cash and other assets	162,835			138,399

Total assets	$2,721,358			$2,289,870

Liabilities and Stockholders’ Equity
Transaction deposits	$111,029	$292	1.05%	$95,031	$140	0.59%
Savings deposits	654,519	3,886	2.38%	560,182	1,639	1.18%
Time deposits	782,643	6,268	3.21%	566,369	3,169	2.25%

Total interest bearing deposits	1,548,191	10,446	2.71%	1,221,582	4,948	1.63%
Other borrowings	545,896	3,879	2.85%	574,942	2,600	1.82%
Long-term debt	20,620	358	6.96%	20,620	256	4.99%

Total interest bearing liabilities	2,114,707	14,683	2.78%	1,817,144	7,804	1.73%

Demand deposits	397,266			289,973
Other liabilities	8,370			8,047
Stockholders’ equity	201,015			174,706

Total liabilities and stockholders’ equity	$2,721,358			$2,289,870

Net interest income		$24,719			$17,327

Net interest income to earning assets			3.88%			3.24%

Return on average equity		13.14%			10.04%
Return on average assets		.97%			.77%
Equity to assets		7.39%			7.63%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Revenue includes origination fees and other loan fees for our residential mortgage loans that are earned when the loan is sold. This increases our overall yield on these loans since most of the mortgage loans are on our books for less than 30 days.

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in thousands except per share data)

	For the six months ended June 30, 2005			For the six months ended June 30, 2004
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense (1)	Rate	Balance	Expense (1)	Rate

Assets
Securities — Taxable (2)	$707,359	$15,312	4.37%	$746,692	$14,838	4.00%
Securities — Non-taxable (2)	48,704	1,340	5.55%	15,794	383	4.88%
Federal funds sold	7,150	94	2.65%	6,872	33	0.97%
Deposits in other banks	9,752	130	2.69%	912	6	1.32%
Loans held for sale (3)	83,234	5,178	12.55%	65,050	2,613	8.08%
Loans held for investment	1,673,215	51,769	6.24%	1,295,953	31,591	4.90%
Less reserve for loan losses	18,841	—	—	17,963	—	—

Loans, net of reserve	1,737,608	56,947	6.61%	1,343,040	34,204	5.12%

Total earning assets	2,510,573	73,823	5.93%	2,113,311	49,464	4.71%
Cash and other assets	155,735			142,407

Total assets	$2,666,308			$2,255,717

Liabilities and Stockholders’ Equity
Transaction deposits	$109,106	$547	1.01%	$91,833	$271	0.59%
Savings deposits	634,069	7,033	2.24%	532,356	3,138	1.19%
Time deposits	774,117	11,799	3.07%	550,675	6,282	2.29%

Total interest bearing deposits	1,517,292	19,379	2.58%	1,174,864	9,691	1.66%
Other borrowings	540,365	7,138	2.66%	597,962	5,231	1.76%
Long-term debt	20,620	685	6.70%	20,620	512	4.99%

Total interest bearing liabilities	2,078,277	27,202	2.64%	1,793,446	15,434	1.73%
Demand deposits	380,425			277,506
Other liabilities	8,804			9,030
Stockholders’ equity	198,802			175,735

Total liabilities and stockholders’ equity	$2,666,308			$2,255,717

Net interest income		$46,621			$34,030
Net interest income to earning assets			3.74%			3.24%

Return on average equity		12.03%			9.49%
Return on average assets		0.90%			0.74%
Equity to assets		7.46%			7.79%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Revenue includes origination fees and other loan fees for our residential mortgage loans that are earned when the loan is sold. This increases our overall yield on these loans since most of the mortgage loans are on our books for less than 30 days.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Results of Operations
Summary of Performance
We recorded net income of $6.6 million, or $.25 per diluted common share, for the second quarter of 2005 compared to $4.4 million, or $.17 per diluted common share, for the second quarter of 2004. Return on average equity was 13.14% and return on average assets was .97% for the second quarter of 2005 compared to 10.04% and .77%, respectively, for the second quarter of 2004.
The increase in net income and improvement in return on assets in 2005 are attributed to growth in net interest income, which came from continued earning asset growth, as well as an improvement in net interest margin. Net interest income for the second quarter of 2005 increased by $7.2 million, or 42%, from $17.3 million to $24.5 million over the second quarter of 2004. The increase in net interest income was due to an increase in average earning assets of $407.1 million, or 18.9%, with a 64 basis point increase in net interest margin.
Non-interest income increased $1.6 million, or 52%, compared to the second quarter of 2004. We benefited from growth in fees related to wealth management and gain on sale of mortgage loans, which is related to our residential mortgage lending division that was started in the third quarter of 2003.
Non-interest expense increased $5.7 million, or 42%, compared to the second quarter of 2004. The increase is primarily related to a $3.9 million increase in salaries and employee benefits to $11.9 million from $8.0 million. The increase in salaries and employee benefits resulted from an increase in the total number of employees related to general business growth, additions to staffing for the Houston office, expansion of the residential mortgage lending division and increased incentive compensation reflective of our performance.
Net Interest Income
Net interest income was $24.5 million for the second quarter of 2005, compared to $17.3 million for the second quarter of 2004. The increase was due to an increase in average earning assets of $407.1 million as compared to the second quarter of 2004 and a 64 basis point increase in net interest margin. The increase in average earning assets included a $429.2 million increase in average loans held for investment offset by a $32.3 million decrease in average securities. For the quarter ended June 30, 2005, average net loans and securities represented 71% and 29%, respectively, of average earning assets compared to 64% and 36% in the same quarter of 2004.
Average interest bearing liabilities increased $297.6 million from the second quarter of 2004, which included a $326.6 million increase in interest bearing deposits offset by a $29.0 million decrease in other borrowings. The average cost of interest bearing liabilities increased from 1.73% for the quarter ended June 30, 2004 to 2.78% for the same period of 2005, reflecting rising market interest rates.
Net interest income was $46.2 million for the first six months of 2005, compared to $33.9 million for the same period of 2004. The increase was due to an increase in average earning assets of $397.3 million as compared to 2004 and a 50 basis point increase in net interest margin. The increase in average earning assets included a $377.3 million increase in average loans held for investment offset by a $6.4 million decrease in average securities. For the six months ended June 30, 2005, average net loans and securities represented 69% and 30%, respectively, of average earning assets compared to 64% and 36% in the same period of 2004.
Average interest bearing liabilities increased $284.8 million compared to the first six months of 2004, which included a $342.4 million increase in interest bearing deposits offset by a $57.6 million decrease in other borrowings. The average cost of interest bearing liabilities increased from 1.73% for the six months ended June 30, 2004 to 2.64% for the same period of 2005, reflecting the rising market interest rates.
TABLE 1 — VOLUME/RATE ANALYSIS
(In thousands)

	Three Months Ended			Six Months Ended
	June 30, 2005/2004			June 30, 2005/2004
		Change Due To (1)			Change Due To (1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate

Interest income:
Securities(2)	$511	$(227)	$738	$1,431	$(26)	$1,457
Loans held for sale	1,441	334	1,107	2,565	721	1,844
Loans held for investment	12,316	5,251	7,065	20,178	9,083	11,095
Federal funds sold	(4)	(13)	9	61	1	60
Deposits in other banks	7	3	4	124	58	66

Total	14,271	5,349	8,922	24,359	9,837	14,522
Interest expense:
Transaction deposits	152	24	128	276	51	225
Savings deposits	2,247	281	1,966	3,895	589	3,306
Time deposits	3,099	1,222	1,877	5,517	2,525	2,992
Borrowed funds	1,381	(287)	1,668	2,080	(850)	2,930

Total	6,879	1,240	5,639	11,768	2,315	9,453

Net interest income	$7,392	$4,109	$3,283	$12,591	$7,522	$5,069

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.
Net interest margin, the ratio of net interest income to average earning assets, was 3.74% for the first six months of 2005 compared to 3.24% for the same period of 2004. The improvement in net interest margin resulted primarily from of 122 basis point increase in the yield on earning assets offset by a 91 basis point increase in the cost of interest bearing liabilities from the prior year.

Non-interest Income
Non-interest income increased $1.6 million in the second quarter of 2005 compared to the same quarter of 2004. The increase is primarily related to a $1.2 million increase in gains on sale of mortgage loans to $1.9 million from $729,000. Trust fee income increased $161,000 due to continued growth of trust assets.
Non-interest income increased $2.5 million during the six months ended June 30, 2005 to $8.9 million compared to $6.4 million during the same period of 2004. The increase is primarily related to a $2.5 million increase in gains on sale of mortgage loans to $3.7 million from $1.2 million. Trust fee income increased $310,000 due to continued growth of trust assets. Offsetting these increases were decreases in cash processing fees, mortgage warehouse fees and service charges. Cash processing fees were $587,000 lower in the first six months of 2005 compared to the same period of 2004. These fees were related to a special project that occurred in the first quarter of 2002, 2003 and 2004. Mortgage warehouse fees totaled $414,000 for the first six months of 2005, compared to $512,000 for the same period of 2004. Service charges decreased by $174,000 due to the overall increase in market interest rates, which raises the earnings credit rate for analysis customers, which account for the majority of our deposit customers.
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
TABLE 2 — NON-INTEREST INCOME
(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Service charges on deposit accounts	$793	$891	$1,574	$1,748
Trust fee income	615	454	1,201	891
Cash processing fees	—	—	—	587
Bank owned life insurance (BOLI) income	291	329	579	650
Mortgage warehouse fees	195	274	414	512
Gain on sale of mortgage loans	1,911	729	3,676	1,192
Other	889	439	1,429	851

Total non-interest income	$4,694	$3,116	$8,873	$6,431

Non-interest Expense
Non-interest expense for the second quarter of 2005 increased $5.7 million, or 42%, to $19.2 million from $13.5 million, and is primarily related to a $3.9 million increase in salaries and employee benefits to $11.9 million from $8.0 million. The increase in salaries and employee benefits resulted from an increase in the total number of employees related to general business growth, additions to staffing for the Houston office, expansion of the residential mortgage lending division and increased incentive compensation reflective of our performance. Of the increase, approximately $1.2 million is related to commissions in the residential mortgage lending division and represents a variable component of compensation expense directly related to residential loan productions, sales and gains on the sale of mortgage loans reflected in non-interest income.
Net occupancy expense for the three months ended June 30, 2005 increased by $534,000, or 40%, compared to the same quarter in 2004 and is related to our continued general growth and expansion of the residential mortgage lending division.
Marketing expense increased $353,000, or 62%. Marketing expense for the three months ended June 30, 2005 included $160,000 of direct marketing and promotions and $440,000 for business development compared to direct marketing and promotions of $37,000 and business development of $269,000 during the same period for

2004. Marketing expense for the three months ended June 30, 2005 also included $322,000 for the purchase of miles related to the American Airlines AAdvantage® program, compared to $263,000 for the same period for 2004. Our direct marketing expense may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets.
Legal and professional expense for the three months ended June 30, 2005 increased $318,000, or 41%, compared to the same quarter in 2004 mainly related to growth and increased cost of compliance with laws and regulations. Communications and data processing expense for the three months ended June 30, 2005 decreased $81,000, or 8%, compared to the same quarter in 2004 primarily related to the efficiencies of the deposit system, which we converted to in mid-2004.
Non-interest expense for the first six months of 2005 increased $10.2 million, or 38%, to $37.0 million from $26.8 million during the same period in 2004, and is primarily related to a $7.3 million increase in salaries and employee benefits to $23.4 million from $16.1 million. The increase in salaries and employee benefits resulted from an increase in the total number of employees related to general business growth, additions to staffing for the Houston office, expansion of the residential mortgage lending division and increased incentive compensation reflective of our performance. Of the increase, approximately $2.0 million is related to commissions in the residential mortgage lending division and represents a variable component of compensation expense directly related to residential loan productions, sales and gains on the sale of mortgage loans reflected in non-interest income.
Net occupancy expense for the six months ended June 30, 2005 increased by $883,000, or 33%, compared to the same period in 2004 and is related to our continued general growth and expansion of the residential mortgage lending division.
Marketing expense increased $518,000, or 47% compared to the first six months of 2004. Marketing expense for the six months ended June 30, 2005 included $223,000 of direct marketing and promotions and $762,000 for business development compared to direct marketing and promotions of $65,000 and business development of $517,000 during the same period for 2004. Marketing expense for the six months ended June 30, 2005 also included $636,000 for the purchase of miles related to the American Airlines AAdvantage® program, compared to $521,000 for the same period for 2004.
Legal and professional expense for the six months ended June 30, 2005 increased $622,000, or 40%, compared to the same period in 2004 mainly related to growth and increased cost of compliance with laws and regulations. Communications and data processing expense for the six months ended June 30, 2005 decreased $285,000, or 15%, compared to the same period in 2004 primarily related to the efficiencies of the deposit system, which we converted to in mid-2004.
TABLE 3 — NON-INTEREST EXPENSE
(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Salaries and employee benefits	$11,858	$7,964	$23,387	$16,094
Net occupancy expense	1,875	1,341	3,558	2,675
Marketing	922	569	1,621	1,103
Legal and professional	1,097	779	2,194	1,572
Communications and data processing	914	995	1,569	1,854
Franchise taxes	45	56	90	153
Other	2,479	1,792	4,625	3,377

Total non-interest expense	$19,190	$13,496	$37,044	$26,828

Analysis of Financial Condition
The aggregate loan portfolio at June 30, 2005 increased $232.9 million from December 31, 2004 to $1.9 billion. Commercial loans increased $150.4 million and real estate loans increased $54.2 million. Construction loans and consumer loans increased $27.6 million and $1.2 million, respectively, and leases decreased $1.8 million.
TABLE 4 — LOANS
(In thousands)

	June 30,	December 31,
	2005	2004

Commercial	$968,587	$818,156
Construction	355,711	328,074
Real estate	451,275	397,029
Consumer	16,790	15,562
Leases	7,772	9,556
Loans held for sale	120,708	119,537

Total	$1,920,843	$1,687,914

We continue to lend primarily in Texas. As of June 30, 2005, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased individual leases and loan and lease pools (primarily commercial and industrial equipment and vehicles), as well as selected loan participations and USDA government guaranteed loans.
Summary of Loan Loss Experience
The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $18.8 million at June 30, 2005, $18.7 million at December 31, 2004 and $18.3 million at June 30, 2004. This represents 1.04%, 1.20% and 1.34% of loans held for investment (net of unearned income) at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.
The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. Due to continued improvement in key measures of credit quality, such as net charge-offs and non-performing loans, we did not record a provision for possible loan losses during the second quarter of 2005, consistent with the first quarter of 2005 and down from $363,000 in the second quarter of 2004.
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
The reserve allocation percentages assigned to each credit grade have been developed based on an analysis of our historical loss rates and historical loss rates at selected peer banks, adjusted for certain qualitative factors. Qualitative adjustments for such things as general economic conditions, changes in credit policies and lending standards, and changes in the trend and severity of problem loans, can cause the estimation of future losses to differ from past experience. The unallocated portion of the general reserve serves to compensate for additional areas of uncertainty and considers industry trends. In addition, the reserve considers the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio.
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

TABLE 5 — SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)

	Six Months Ended	Six Months Ended		Year Ended
	June 30, 2005	June 30, 2004		December 31, 2004

Beginning balance	$18,698	$17,727		$17,727
Loans charged-off:
Commercial	336	—		258
Real estate	28	—		—
Consumer	53	6		157
Leases	60	759		939

Total	477	765		1,354
Recoveries:
Commercial	453	—		148
Leases	100	203		489

Total recoveries	553	203		637

Net charge-offs (recoveries)	(76)	562		717
Provision for loan losses	—	1,113		1,688

Ending balance	$18,774	$18,278		$18,698

Reserve to loans held for investment (2)	1.04%	1.34%		1.20%
Net charge-offs (recoveries) to average loans (1) (2)	(.01)%	.09%		.05%
Provision for loan losses to average loans (1)(2)	—	.17%		.12%
Recoveries to total charge-offs	115.9%	26.5%		47.1%
Reserve as a multiple of net charge-offs	N/M	32.5	x	26.1	x

Non-performing and renegotiated loans:
Loans past due (90 days)	$—	$4,423		$209
Non-accrual	5,718	6,393		5,850

Total	$5,718	$10,816		$6,059

Reserve as a percent of non-performing and renegotiated loans	3.3x	1.7	x	3.1	x

(1)	Interim period ratios are annualized.

(2)	Excludes loans held for sale.

Non-performing Assets
Non-performing assets include non-accrual loans and leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. The table below summarizes our non-accrual loans by type:

	June 30, 2005	December 31, 2004	June 30, 2004
	(In thousands)
Non-accrual loans:
Commercial	$1,037	$687	$135
Construction	3,908	4,371	4,411
Real estate	375	403	1,200
Consumer	170	126	101
Leases	228	263	546

Total non-accrual loans	$5,718	$5,850	$6,393

At June 30, 2005, the loan portfolio did not contain any loans past due 90 days and still accruing interest. At June 30, 2005, we had $158,000 in other repossessed assets.
Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of June 30, 2005, approximately $5.5 million of our non-accrual loans were earning on a cash basis. Subsequent to quarter-end, $3.8 million of our non-performing loans were paid, bringing total non-performing loans to $1.9 million and non-accrual loans earning on a cash basis to $1.7 million.
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
Our unrealized gain on the securities portfolio value decreased from a gain of $4.0 million, which represented .50% of the amortized cost, at December 31, 2004, to a loss of $722,000, which represented .01% of the amortized cost, at June 30, 2005.
The following table discloses, as of June 30, 2005, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasuries	$2,191	$(1)	$—	$—	$2,191	$(1)
Mortgage-backed securities	196,906	(1,230)	121,017	(2,589)	317,923	(3,819)
Corporate securities	40,654	(434)	—	—	40,654	(434)
Municipals	20,668	(109)	5,926	(81)	26,594	(190)
Equity securities	—	—	1,439	(61)	1,439	(61)

	$260,419	$(1,774)	$128,382	$(2,731)	$388,801	$(4,505)

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
Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (BSMC), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2004 and for the six months ended June 30, 2005, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank).
Since early 2001, our liquidity needs have primarily been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding as possible from deposits of these core customers, which as of June 30, 2005, comprised $1,899.9 million, or 96.4%, of total deposits. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect.
In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. As of June 30, 2005, brokered retail CDs comprised $71.1 million, or 3.6%, of total deposits. Our dependence on retail brokered CDs is limited by our internal funding guidelines, which as of June 30, 2005, limited borrowing from this source to 10-20% of total deposits.
Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), securities sold under repurchase agreements, treasury, tax and loan notes, and advances from the Federal Home Loan Bank, or FHLB. As of June 30, 2005, our borrowings consisted of a total of $349.4 million of securities sold under repurchase agreements, $129.3 million of downstream federal funds purchased, $4.8 million from customer repurchase agreements, and $1.8 million of treasury, tax and loan notes. Credit availability from the FHLB is based on our bank’s financial and operating condition and borrowing collateral we hold with the FHLB. At June 30, 2005, we had $125.0 million in short-term (usually less than 30-day maturities) borrowings from the FHLB. Our unused FHLB borrowing capacity at June 30, 2005 was approximately $120.0 million. As of June 30, 2005, we had unused upstream federal fund lines available from commercial banks of approximately $227.7 million. During the six months ended June 30, 2005, our average other borrowings from these sources were $540.4 million or 22.2% of average total fundings, which is well within our internal funding guidelines, which limit our dependence on borrowing sources to 35% of total fundings. The maximum amount of borrowed funds outstanding at any month-end during the first six months of 2005 was $610.3 million, or 23.6%, of total fundings.
As of June 30, 2005, our significant fixed and determinable contractual obligations to third parties were as follows:

(Dollars in thousands)		After One but	After Three but	After
	Within One Year	Within Three Years	Within Five Years	Five Years	Total
Deposits without a stated maturity (1)	$1,187,576	$—	$—	$—	$1,187,576
Time deposits (1)	626,446	54,779	102,146	58	783,429
Federal funds purchased	129,262	—	—	—	129,262
Securities sold under repurchase agreements	298,000	51,400	—	—	349,400
Customer repurchase agreements	4,759	—	—	—	4,759
Treasury, tax and loan notes	1,833	—	—	—	1,833
FHLB	125,000	—	—	—	125,000
Operating lease obligations	4,245	8,391	6,815	4,183	23,634
Long-term debt	—	—	—	20,620	20,620

Total contractual obligations	$2,377,121	$114,570	$108,961	$24,861	$2,625,513

(1)	Excludes interest
The contractual amount of our financial instruments with off-balance sheet risk expiring by period at June 30, 2005 is presented below:

(Dollars in thousands)		After One but	After Three but	After
	Within One Year	Within Three Years	Within Five Years	Five Years	Total
Commitments to extend credit	$386,801	$262,439	$39,335	$2,751	$691,326
Standby letters of credit	30,627	7,023	112	—	37,762

Total financial instruments with off-balance sheet risk	$417,428	$269,462	$39,447	$2,751	$729,088

Due to the nature of our unfunded loan commitments, including unfunded lines of credit, the amounts presented in the table above do not necessarily represent amounts that we anticipate funding in the periods presented above.
Our equity capital averaged $198.8 million for the six months ended June 30, 2005 as compared to $175.7 million for the same period in 2004. This increase reflects our retention of net earnings during this period. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.
TABLE 6 — CAPITAL RATIOS

	June 30,	June 30,
	2005	2004

Risk-based capital:
Tier 1 capital	9.86%	11.44%
Total capital	10.70%	12.50%
Leverage	8.07%	8.62%

Critical Accounting Policies
The Securities and Exchange Commission (SEC) has issued guidance for the disclosure of “critical accounting policies”. The SEC defines “critical accounting policies” as those that are most important to the presentation of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of June 30, 2005, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Interest Rate Sensitivity Gap Analysis
June 30, 2005
(in thousands)

	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance

Securities (1)	$37,044	$100,672	$229,460	$358,378	$725,554

Total Variable Loans	1,741,849	1,000	1,221	—	1,744,070
Total Fixed Loans	15,634	39,283	53,260	78,659	186,836

Total Loans (2)	1,757,483	40,283	54,481	78,659	1,930,906

Total Interest Sensitive Assets	$1,794,527	$140,955	$283,941	$437,037	$2,656,460

Liabilities:
Interest Bearing Customer Deposits	$998,577	$—	$—	$—	$998,577
CD’s & IRA’s	198,804	76,370	48,951	101,709	425,834
Wholesale Deposits	61,810	2,946	5,828	494	71,078

Total Interest-bearing Deposits	$1,259,191	$79,316	$54,779	$102,203	$1,495,489

Repo, FF, FHLB Borrowings	491,104	67,750	51,400	—	610,254
Trust Preferred	—	—	—	20,620	20,620

Total Borrowing	491,104	67,750	51,400	20,620	630,874

Total Interest Sensitive Liabilities	$1,750,295	$147,066	$106,179	$122,823	$2,126,363

GAP	44,232	(6,111)	177,762	314,214	—
Cumulative GAP	44,232	38,121	215,883	530,097	530,097

Demand Deposits					475,516
Stockholders’ Equity					205,880

Total					$681,396

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.
The table above sets forth the balances as of June 30, 2005 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
The “most likely” rate scenario is based on the consensus forecast of future interest rates published by independent sources. These forecasts incorporate future spot rates and relevant spreads of instruments that are actively traded in the open market. The Federal Reserve’s Federal Funds target affects short-term borrowing; the prime lending rate and the London Interbank Offering Rate are the basis for most of our variable-rate loan pricing. The 10-year mortgage rate is also monitored because of its effect on prepayment speeds for mortgage-backed securities. These are our primary interest rate exposures. We are currently not using derivatives to manage our interest rate exposure, except for mortgage loans held for sale.
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
	200 bp Increase	100 bp Decrease
	June 30, 2005	June 30, 2005
Increase (decrease) in net interest income	$6,265	$(2,798)
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of June 30, 2005 and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

PART II — OTHER INFORMATION
ITEM 5. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
On May 17, 2005, we held our annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, out of 25,557,896 shares of common stock entitled to vote at the meeting, the holders of 21,614,550 shares were present in person or by proxy. At the Annual Meeting, each nominee for director discussed in our Proxy Statement dated April 15, 2005 regarding the Annual Meeting was elected a director of the company. The votes received by each nominee for director are set forth below:

Nominee	Votes Received	Votes Withheld

Peter B. Bartholow	21,464,449	150,101
Leo Corrigan III	21,569,011	45,539
Joseph M. Grant	21,346,971	267,579
Frederick B. Hegi, Jr.	21,501,975	112,575
James R. Holland, Jr.	21,259,439	355,111
George F. Jones, Jr.	21,505,021	109,529
Larry A. Makel	21,181,949	432,601
Walter W. McAllister III	21,314,253	300,297
Lee Roy Mitchell	21,524,175	90,375
Steve Rosenberg	21,356,325	258,225
John C. Snyder	21,525,075	89,475
Robert W. Stallings	21,356,325	258,225
James Cleo Thompson, Jr.	21,580,311	34,239
Ian J. Turpin	20,852,146	762,404
At the Annual Meeting, a vote was taken by ballot on a proposal to approve our 2005 Long-term Incentive Plan. The votes received for the proposal are set forth below:

	For	Against

Proposal to approve the Texas Capital Bancshares, Inc. 2005 Long-Term Incentive Plan	15,145,603	2,945,775

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

	32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS CAPITAL BANCSHARES, INC.

Date: August 8, 2005

/s/ Peter B. Bartholow
Peter B. Bartholow
Chief Financial Officer (Duly authorized officer and principal financial officer)