Form 10-Q
period 2005-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2005-11-04
CIK 1077428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
For the quarterly period ended September 30, 2005

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
For the transition period from ___ to ___
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     On October 31, 2005, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:
Common Stock                                                                                                                             25,690,049

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended September 30, 2005

ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands except share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Interest income
Interest and fees on loans	$37,363	$20,455	$94,310	$54,659
Securities	7,442	8,546	23,625	23,633
Federal funds sold	334	15	428	48
Deposits in other banks	7	3	137	9

Total interest income	45,146	29,019	118,500	78,349
Interest expense
Deposits	13,658	6,231	33,037	15,922
Federal funds purchased	989	437	3,224	1,051
Repurchase agreements	2,706	2,572	7,251	6,907
Other borrowings	451	112	809	394
Long-term debt	384	281	1,069	793

Total interest expense	18,188	9,633	45,390	25,067

Net interest income	26,958	19,386	73,110	53,282
Provision for loan losses	—	375	—	1,488

Net interest income after provision for loan losses	26,958	19,011	73,110	51,794
Non-interest income
Service charges on deposit accounts	816	825	2,390	2,573
Trust fee income	778	482	1,979	1,373
Cash processing fees	—	—	—	587
Bank owned life insurance (BOLI) income	267	346	846	996
Brokered loan fees	962	241	1,581	753
Gain on sale of mortgage loans	2,198	1,083	5,874	2,275
Other	769	486	1,993	1,337

Total non-interest income	5,790	3,463	14,663	9,894
Non-interest expense
Salaries and employee benefits	13,465	8,914	36,852	25,008
Net occupancy expense	1,937	1,443	5,495	4,118
Marketing	821	669	2,442	1,772
Legal and professional	1,183	755	3,383	2,327
Communications and data processing	658	764	2,227	2,618
Franchise taxes	49	52	139	205
Other	3,316	1,998	7,755	5,375

Total non-interest expense	21,249	14,595	58,293	41,423

Income before income taxes	11,499	7,879	29,480	20,265
Income tax expense	3,915	2,643	10,033	6,732

Net income	$7,584	$5,236	$19,447	$13,533

Earnings per share:
Basic	$.30	$.21	$.76	$.54
Diluted	$.28	$.20	$.73	$.52
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$105,584	$78,490
Federal funds sold	38,110	—
Securities, available-for-sale	674,792	804,544
Loans held for sale	118,929	119,537
Loans held for investment (net of unearned income)	1,935,818	1,564,578
Less: Allowance for loan losses	18,908	18,698

Loans held for investment, net	1,916,910	1,545,880
Premises and equipment, net	6,916	4,518
Accrued interest receivable and other assets	63,203	56,698
Goodwill and intangible, net	8,218	1,496

Total assets	$2,932,662	$2,611,163

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$457,333	$397,629
Interest bearing	1,318,108	1,234,283
Interest bearing in foreign branches	536,904	157,975

Total deposits	2,312,345	1,789,887

Accrued interest payable	4,051	3,511
Other liabilities	16,827	6,879
Federal funds purchased	93,897	113,478
Repurchase agreements	271,044	478,204
Other borrowings	1,560	3,309
Long-term debt	20,620	20,620

Total liabilities	2,720,344	2,415,888

Stockholders’ equity:
Common stock, $.01 par value:
Authorized shares — 100,000,000
Issued shares — 25,672,369 and 25,461,602 at September 30, 2005 and December 31, 2004, respectively	257	255
Additional paid-in capital	174,904	172,380
Retained earnings	39,494	20,047
Treasury stock (shares at cost: 84,274 at June 30, 2005 and December 31, 2004)	(573)	(573)
Deferred compensation	573	573
Accumulated other comprehensive income (loss)	(2,337)	2,593

Total stockholders’ equity	212,318	195,275

Total liabilities and stockholders’ equity	$2,932,662	$2,611,163

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands except share data)

			Series A-1							Accumulated
			Non-voting							Other
	Common Stock		Common Stock				Treasury Stock			Compre-
					Additional					hensive
					Paid-in				Deferred	Income
	Shares	Amount	Shares	Amount	Capital	Retained Earnings	Shares	Amount	Compensation	(Loss)	Total

Balance at December 31, 2003	24,715,607	$247	293,918	$3	$167,751	$487	(84,274)	$(573)	$573	$3,268	$171,756
Comprehensive income:
Net income	—	—	—	—	—	19,560	—	—	—	—	19,560
Change in unrealized gain on available-for-sale securities, net of taxes of $363		—	—	—	—	—	—	—	—	(675)	(675)

Total comprehensive income											18,885
Tax benefit related to exercise of stock options	—	—	—	—	1,411	—	—	—	—	—	1,411
Issuance of common stock	452,077	5	—	—	3,218	—	—	—	—	—	3,223
Transfers	293,918	3	(293,918)	(3)	—	—	—	—	—	—	—

Balance at December 31, 2004	25,461,602	255	—	—	172,380	20,047	(84,274)	(573)	573	2,593	195,275
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	19,447	—	—	—	—	19,447
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $2,655 (unaudited)	—	—	—	—	—	—	—	—	—	(4,930)	(4,930)

Total comprehensive income											14,517
Tax benefit related to exercise of stock options (unaudited)	—	—	—	—	901	—	—	—	—	—	901
Issuance of common stock (unaudited)	210,767	2	—	—	1,623	—	—	—	—	—	1,625

Balance at June 30, 2005 (unaudited)	25,672,369	$257	—	$—	$174,904	$39,494	(84,274)	$(573)	$573	$(2,337)	$212,318

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Nine Months Ended
	September 30
	2005	2004

Operating activities
Net income	$19,447	$13,533
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	1,488
Depreciation and amortization	1,219	1,191
Amortization and accretion on securities	1,867	3,651
Bank owned life insurance (BOLI) income	(846)	(959)
Gain on sale of mortgage loans	(5,874)	(2,275)
Originations of loans held for sale	(1,333,696)	(1,192,096)
Proceeds from sales of loans held for sale	1,340,158	1,194,061
Tax benefit from stock option exercises	901	920
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(5,857)	(2,212)
Accrued interest payable and other liabilities	13,144	(352)

Net cash provided by operating activities	30,463	16,950

Investing activities
Purchases of available-for-sale securities	(12,492)	(209,143)
Maturities and calls of available-for-sale securities	10,879	12,102
Principal payments received on securities	121,912	151,334
Net increase in loans	(372,791)	(254,473)
Purchase of premises and equipment, net	(1,605)	(943)
Cash paid for acquisition	(6,755)	—

Net cash used in investing activities	(260,852)	(301,123)

Financing activities
Net increase in checking, money market and savings accounts	81,231	148,867
Net increase in certificates of deposit	441,227	18,865
Sale of common stock	1,625	1,982
Net other borrowings	(208,909)	40,033
Net federal funds purchased	(19,581)	67,381

Net cash provided by financing activities	295,593	277,128

Net increase/(decrease) in cash and cash equivalents	65,204	(7,045)
Cash and cash equivalents at beginning of period	78,490	69,551

Cash and cash equivalents at end of period	$143,694	$62,506

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$44,850	$25,776
Cash paid during the period for income taxes	4,900	7,250
Non-cash transactions:
Transfers from loans/leases to other repossessed assets	55	413
Transfers from loans/leases to premises and equipment	1,726	273
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
Stock-based Compensation
At September 30, 2005, we had a stock-based employee compensation plan. We account for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost for options is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(Dollars in thousands except per share data)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Net income:
Net income as reported	$7,584	$5,236	$19,447	$13,533
Add: Total stock-based employee compensation recorded net of tax	62	70	514	316
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of tax	(323)	(280)	(1,255)	(859)

Pro forma net income	$7,323	$5,026	$18,706	$12,990

Basic income per share:
As reported	$.30	$.21	$.76	$.54
Pro forma	$.29	$.20	$.73	$.52

Diluted income per share:
As reported	$.28	$.20	$.73	$.52
Pro forma	$.27	$.19	$.70	$.49
The fair value of these options was estimated at the date of grant using a Black-Scholes value option pricing model with the following weighted average assumptions used for 2005 and 2004, respectively: a risk free interest rate of 3.81% and 3.63%, a dividend yield of 0%, a volatility factor of .293 and .288, and an estimated life of five years.

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
Recent Accounting Pronouncement
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
(2) EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Numerator:
Net income	$7,584	$5,236	$19,447	$13,533

Denominator:
Denominator for basic earnings per share-weighted average shares	25,649,636	25,301,523	25,583,881	25,218,759
Effect of employee stock options: (1)	1,026,699	962,191	1,030,428	941,510

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	26,676,335	26,263,714	26,614,309	26,160,269

Basic earnings per share	$.30	$.21	$.76	$.54
Diluted earnings per share	$.28	$.20	$.73	$.52

(1)	Stock options outstanding of 92,250 at September 30, 2005 and 10,000 at September 30, 2004 have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the current market price of our common stock.

(3) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit which involve varying degrees of credit risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the borrower.
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

September 30,
2005
Financial instruments whose contract amounts represent credit risk (dollars in thousands):
Commitments to extend credit	$794,339
Standby letters of credit	37,088
(4) RECENT BUSINESS ACQUISITION
During the second quarter of 2005, we announced the formation of BankDirect Capital Finance (BDCF), a new line of business focused on premium finance and other services for insurance agencies and their customers. We paid $5.1 million for the purchase of 100% of the stock of a sales and marketing company. The purchase agreement allows for additional payments of up to $4.0 million over 3 years which are contingent upon meeting certain production targets. Additionally, in July 2005, $1.6 million was paid for the customer base intangible related to a purchased portfolio and loan account services of premium finance loans totaling $80 million.
As of September 30, 2005, we have recorded $5.1 million of goodwill that will not be amortized and $1.6 million of a customer intangible that will be amortized over 10 years. The third quarter of 2005 includes $33,000 of amortization related to the intangible.

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in thousands except per share data)

	For the three months ended			For the three months ended
	September 30, 2005			September 30, 2004
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Assets
Securities — Taxable	$643,319	$7,007	4.32%	$776,302	$8,337	4.27%
Securities — Non-taxable(2)	48,675	669	5.45%	24,925	322	5.14%
Federal funds sold	37,532	334	3.53%	4,192	15	1.42%
Deposits in other banks	895	7	3.10%	1,128	3	1.06%
Loans held for sale(3)	121,181	3,650	11.95%	70,730	1,765	9.93%
Loans held for investment	1,884,161	33,713	7.10%	1,432,860	18,690	5.19%
Less reserve for loan losses	18,882	—	—	18,440	—	—

Loans, net of reserve	1,986,460	37,363	7.46%	1,485,150	20,455	5.48%

Total earning assets	2,716,881	45,380	6.63%	2,291,697	29,132	5.06%
Cash and other assets	175,986			157,255

Total assets	$2,892,867			$2,448,952

Liabilities and Stockholders’ Equity
Transaction deposits	$107,398	$271	1.00%	$99,245	$150	0.60%
Savings deposits	628,019	4,442	2.81%	581,616	2,005	1.37%
Time deposits	987,731	8,945	3.59%	631,115	4,076	2.57%

Total interest bearing deposits	1,723,148	13,658	3.14%	1,311,976	6,231	1.89%
Other borrowings	504,700	4,146	3.26%	617,394	3,121	2.01%
Long-term debt	20,620	384	7.39%	20,620	281	5.42%

Total interest bearing liabilities	2,248,468	18,188	3.21%	1,949,990	9,633	1.97%

Demand deposits	420,288			302,338
Other liabilities	15,265			11,527
Stockholders’ equity	208,846			185,097

Total liabilities and stockholders’ equity	$2,892,867			$2,448,952

Net interest income		$27,192			$19,499

Net interest income to earning assets			3.97%			3.38%

Return on average equity		14.41%			11.25%
Return on average assets		1.04%			.85%
Equity to assets		7.22%			7.56%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Revenue includes origination fees and other loan fees for our residential mortgage loans that are earned when the loan is sold. This increases our overall yield on these loans since most of the mortgage loans are on our books for less than 30 days.

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in thousands except per share data)

	For the nine months ended			For the nine months ended
	September 30, 2005			September 30, 2004
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Assets
Securities — Taxable	$685,777	$22,319	4.35%	$756,634	$23,175	4.09%
Securities — Non-taxable(2)	48,695	2,009	5.52%	18,860	705	4.99%
Federal funds sold	17,388	428	3.29%	5,972	48	1.07%
Deposits in other banks	6,768	137	2.71%	985	9	1.22%
Loans held for sale(3)	96,022	8,828	12.29%	66,957	4,378	8.73%
Loans held for investment	1,744,303	85,482	6.55%	1,341,922	50,281	5.01%
Less reserve for loan losses	18,855	—	—	18,123	—	—

Loans, net of reserve	1,821,470	94,310	6.92%	1,390,756	54,659	5.25%

Total earning assets	2,580,098	119,203	6.18%	2,173,207	78,596	4.83%

Cash and other assets	162,560			147,392

Total assets	$2,742,658			$2,320,599

Liabilities and Stockholders’ Equity
Transaction deposits	$108,531	$798	0.98%	$94,322	$422	0.60%
Savings deposits	632,030	11,495	2.43%	548,896	5,143	1.25%
Time deposits	846,104	20,744	3.28%	577,684	10,357	2.39%

Total interest bearing deposits	1,586,665	33,037	2.78%	1,220,902	15,922	1.74%
Other borrowings	528,346	11,284	2.86%	604,487	8,352	1.85%
Long-term debt	20,620	1,069	6.93%	20,620	793	5.14%

Total interest bearing liabilities	2,135,631	45,390	2.84%	1,846,009	25,067	1.81%

Demand deposits	393,859			285,844
Other liabilities	10,981			9,868
Stockholders’ equity	202,187			178,878

Total liabilities and stockholders’ equity	$2,742,658			$2,320,599

Net interest income		$73,813			$53,529

Net interest income to earning assets			3.82%			3.29%

Return on average equity		12.86%			10.11%
Return on average assets		.95%			.78%
Equity to assets		7.37%			7.71%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.
(3)	Revenue includes origination fees and other loan fees for our residential mortgage loans that are earned when the loan is sold. This increases our overall yield on these loans since most of the mortgage loans are on our books for less than 30 days.

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
Results of Operations
Summary of Performance
We recorded net income of $7.6 million, or $.28 per diluted common share, for the third quarter of 2005 compared to $5.2 million, or $.20 per diluted common share, for the third quarter of 2004. Return on average equity was 14.41% and return on average assets was 1.04% for the third quarter of 2005 compared to 11.25% and .85%, respectively, for the third quarter of 2004.
The increase in net income and improvement in return on assets in 2005 are attributed to growth in net interest income, which came from continued earning asset growth, as well as an improvement in net interest margin. Net interest income for the third quarter of 2005 increased by $7.6 million, or 39%, from $19.4 million to $27.0 million over the third quarter of 2005. The increase in net interest income was due to an increase in average earning assets of $425.2 million, or 18.6%, with a 59 basis point increase in net interest margin.

Non-interest income increased $2.3 million, or 67%, compared to the third quarter of 2004. We benefited from growth in fees related to wealth management and gain on sale of mortgage loans, which is related to our residential mortgage lending division that was started in the third quarter of 2003. Additionally, brokered loan fee income, which includes third party fees on mortgage warehouse and premium finance loans, increased $721,000 in the third quarter of 2005 as compared to the third quarter of 2004.
Non-interest expense increased $6.6 million, or 46%, compared to the third quarter of 2004. The increase is primarily related to a $4.6 million increase in salaries and employee benefits to $13.5 million from $8.9 million. The increase in salaries and employee benefits resulted from an increase in the total number of employees related to general business growth, additional staffing for the Houston office, addition of the premium finance business, the continued expansion of the residential mortgage lending division, and increased incentive compensation reflective of our performance.
Net Interest Income
Net interest income was $27.0 million for the third quarter of 2005, compared to $19.4 million for the third quarter of 2004. The increase was due to an increase in average earning assets of $425.2 million as compared to the third quarter of 2004 and a 59 basis point increase in net interest margin. The increase in average earning assets included a $451.3 million increase in average loans held for investment and an increase of $50.5 million in loans held for sale offset by a $109.2 million decrease in average securities. For the quarter ended September 30, 2005, average net loans and securities represented 73% and 25%, respectively, of average earning assets compared to 65% and 35% in the same quarter of 2004.
Average interest bearing liabilities increased $298.5 million from the third quarter of 2004, which included a $411.2 million increase in interest bearing deposits offset by a $112.7 million decrease in other borrowings. The average cost of interest bearing liabilities increased from 1.97% for the quarter ended September 30, 2004 to 3.21% for the same period of 2005, reflecting rising market interest rates.
Net interest income was $73.1 million for the first nine months of 2005, compared to $53.3 million for the same period of 2004. The increase was due to an increase in average earning assets of $406.9 million as compared to 2004 and a 53 basis point increase in net interest margin. The increase in average earning assets included a $402.4 million increase in average loans held for investment offset by a $41.0 million decrease in average securities. For the nine months ended September 30, 2005, average net loans and securities represented 71% and 28%, respectively, of average earning assets compared to 64% and 36% in the same period of 2004.
Average interest bearing liabilities increased $289.6 million compared to the first nine months of 2004, which included a $365.8 million increase in interest bearing deposits offset by a $76.1 million decrease in other borrowings. The average cost of interest bearing liabilities increased from 1.81% for the nine months ended September 30, 2004 to 2.84% for the same period of 2005, reflecting the rising market interest rates.

TABLE 1 — VOLUME/RATE ANALYSIS
(In thousands)

	Three Months Ended			Nine Months Ended
	September 30, 2005/2004			September 30, 2005/2004
		Change Due To (1)			Change Due To (1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Interest income:
Securities(2)	$(983)	$(1,101)	$118	$448	$(1,077)	$1,525
Loans held for sale	1,885	1,267	618	4,450	1,895	2,555
Loans held for investment	15,023	5,954	9,069	35,201	15,017	20,184
Federal funds sold	319	120	199	380	92	288
Deposits in other banks	4	(1)	5	128	53	75

Total	16,248	6,239	10,009	40,607	15,980	24,627
Interest expense:
Transaction deposits	121	13	108	376	63	313
Savings deposits	2,437	166	2,271	6,352	773	5,579
Time deposits	4,869	2,321	2,548	10,387	4,800	5,587
Borrowed funds	1,128	(739)	1,867	3,208	(1,568)	4,776

Total	8,555	1,761	6,794	20,323	4,068	16,255

Net interest income	$7,693	$4,478	$3,215	$20,284	$11,912	$8,372

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.
Net interest margin, the ratio of net interest income to average earning assets, was 3.82% for the first nine months of 2005 compared to 3.29% for the same period of 2004. The improvement in net interest margin resulted primarily from a 135 basis point increase in the yield on earning assets offset by a 103 basis point increase in the cost of interest bearing liabilities from the same period of the prior year.
Non-interest Income
Non-interest income increased $2.3 million in the third quarter of 2005 compared to the same quarter of 2004. The increase is primarily related to a $1.1 million increase in gains on sale of mortgage loans to $2.2 million from $1.1 million. Additionally, brokered loan fee income, which includes third party fees on mortgage warehouse and premium finance loans, increased $721,000 in the third quarter of 2005 as compared to the third quarter of 2004. Trust fee income increased $296,000 due to continued growth of trust assets.
Non-interest income increased $4.8 million during the nine months ended September 30, 2005 to $14.7 million compared to $9.9 million during the same period of 2004. The increase is primarily related to a $3.6 million increase in gains on sale of mortgage loans to $5.9 million from $2.3 million. Brokered loan fee income increased $828,000 to $1.6 million for the nine months ended September 30, 2005, as compared to $753,000 for the same period of 2004. Trust fee income increased $606,000 due to continued growth of trust assets. Offsetting these increases were decreases in cash processing fees and service charges. Cash processing fees were $587,000 lower in the first nine months of 2005 compared to the same period of 2004. These fees were related to a special project that occurred in the first quarter of 2002, 2003 and 2004. Service charges decreased by $183,000 due to the overall increase in market interest rates, which raises the earnings credit rate for analysis customers, which account for the majority of our deposit customers.
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

TABLE 2 — NON-INTEREST INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Service charges on deposit accounts	$816	$825	$2,390	$2,573
Trust fee income	778	482	1,979	1,373
Cash processing fees	—	—	—	587
Bank owned life insurance (BOLI) income	267	346	846	996
Brokered loan fees	962	241	1,581	753
Gain on sale of mortgage loans	2,198	1,083	5,874	2,275
Other	769	486	1,993	1,337

Total non-interest income	$5,790	$3,463	$14,663	$9,894

Non-interest Expense
Non-interest expense for the third quarter of 2005 increased $6.6 million, or 46%, to $21.2 million from $14.6 million, and is primarily related to a $4.6 million increase in salaries and employee benefits to $13.5 million from $8.9 million. The increase in salaries and employee benefits resulted from an increase in the total number of employees related to general business growth, additions to staffing for the Houston office, addition of the premium finance business, continued expansion of the residential mortgage lending division and increased incentive compensation reflective of our performance. Of the increase, approximately $971,000 is related to commissions in the residential mortgage lending division and represents a variable component of compensation expense directly related to residential loan productions, sales and gains on the sale of mortgage loans reflected in non-interest income.
Net occupancy expense for the three months ended September 30, 2005 increased by $494,000, or 34%, compared to the same quarter in 2004 and is related to our continued general growth and expansion of the residential mortgage lending division.
Marketing expense increased $152,000, or 23%. Marketing expense for the three months ended September 30, 2005 included $139,000 of direct marketing and promotions and $360,000 for business development compared to direct marketing and promotions of $107,000 and business development of $301,000 during the same period for 2004. Marketing expense for the three months ended September 30, 2005 also included $322,000 for the purchase of miles related to the American Airlines AAdvantage® program, compared to $261,000 for the same period for 2004. Our direct marketing expense may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets.
Legal and professional expense for the three months ended September 30, 2005 increased $428,000, or 57%, compared to the same quarter in 2004 mainly related to growth and increased cost of compliance with laws and regulations. Communications and data processing expense for the three months ended September 30, 2005 decreased $106,000, or 14%, compared to the same quarter in 2004 primarily related to the efficiencies of the deposit system, which we converted to in mid-2004.
Non-interest expense for the first nine months of 2005 increased $16.9 million, or 41%, to $58.3 million from $41.4 million during the same period in 2004, and is primarily related to an $11.8 million increase in salaries and employee benefits to $36.9 million from $25.0 million. The increase in salaries and employee benefits resulted from an increase in the total number of employees related to general business growth, additional staffing for the Houston office, addition of the premium finance business, the continued expansion of the residential mortgage lending division, and increased incentive compensation reflective of our performance. Of the increase, approximately $3.0 million is related to commissions in the residential mortgage lending division and represents a variable component of compensation expense directly related to residential loan productions, sales and gains on the sale of mortgage loans reflected in non-interest income.

Net occupancy expense for the nine months ended September 30, 2005 increased by $1.4 million, or 33%, compared to the same period in 2004 and is related to our continued general growth and expansion of the residential mortgage lending division.
Marketing expense increased $670,000, or 38% compared to the first nine months of 2004. Marketing expense for the nine months ended September 30, 2005 included $368,000 of direct marketing and promotions and $1.1 million for business development compared to direct marketing and promotions of $172,000 and business development of $817,000 during the same period for 2004. Marketing expense for the nine months ended September 30, 2005 also included $957,000 for the purchase of miles related to the American Airlines AAdvantage® program, compared to $782,000 for the same period for 2004.
Legal and professional expense for the nine months ended September 30, 2005 increased $1.1 million, or 45%, compared to the same period in 2004 mainly related to growth and increased cost of compliance with laws and regulations. Communications and data processing expense for the nine months ended September 30, 2005 decreased $391,000, or 15%, compared to the same period in 2004 primarily related to the efficiencies of the deposit system, which we converted to in mid-2004.
TABLE 3 — NON-INTEREST EXPENSE
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Salaries and employee benefits	$13,465	$8,914	$36,852	$25,008
Net occupancy expense	1,937	1,443	5,495	4,118
Marketing	821	669	2,442	1,772
Legal and professional	1,183	755	3,383	2,327
Communications and data processing	658	764	2,227	2,618
Franchise taxes	49	52	139	205
Other	3,136	1,998	7,755	5,375

Total non-interest expense	$21,249	$14,595	$58,293	$41,423

Analysis of Financial Condition
The aggregate loan portfolio at September 30, 2005 increased $374.0 million from December 31, 2004 to $2.1 billion. Commercial loans increased $271.3 million and real estate loans increased $62.8 million. Construction loans, consumer loans and leases increased $36.0 million, $3.8 million and $773,000, respectively. Loans held for sale decreased $608,000.
TABLE 4 — LOANS
(In thousands)

	September 30,	December 31,
	2005	2004

Commercial	$1,089,447	$818,156
Construction	364,034	328,074
Real estate	459,853	397,029
Consumer	19,320	15,562
Leases	10,329	9,556
Loans held for sale	118,929	119,537

Total	$2,061,912	$1,687,914

We continue to lend primarily in Texas. As of September 30, 2005, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased individual leases and loan and lease pools (primarily commercial and industrial equipment and vehicles), as well as selected loan participations and USDA government guaranteed loans.
Summary of Loan Loss Experience
The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $18.9 million at September 30, 2005, $18.7 million at December 31, 2004 and $18.7 million at September 30, 2004. This represents 0.98%, 1.20% and 1.26% of loans held for investment (net of unearned income) at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.
The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. Due to continued improvement in key measures of credit quality, such as net charge-offs and non-performing loans, we did not record a provision for possible loan losses during the third quarter of 2005, consistent with the second quarter of 2005 and down from $375,000 in the third quarter of 2004.
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

TABLE 5 — SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)

	Nine Months Ended		Nine Months Ended		Year Ended
	September 30, 2005		September 30, 2004		December 31, 2004

Beginning balance	$18,698		$17,727		$17,727
Loans charged-off:
Commercial	350		—		258
Real estate	28		—		—
Consumer	85		141		157
Leases	60		824		939

Total	523		965		1,354
Recoveries:
Commercial	568		142		148
Leases	165		339		489

Total recoveries	733		481		637

Net charge-offs (recoveries)	(210)		484		717
Provision for loan losses	—		1,488		1,688

Ending balance	$18,908		$18,731		$18,698

Reserve to loans held for investment(2)	.98%		1.26%		1.20%
Net charge-offs (recoveries) to average loans(1) (2)	(.02)%		.05%		.05%
Provision for loan losses to average loans(1) (2)	—		.15%		.12%
Recoveries to total charge-offs	140.2%		49.8%		47.1%
Reserve as a multiple of net charge-offs	N/M		38.7	x	26.1	x

Non-performing and renegotiated loans:
Loans past due (90 days) (3)	$941		$117		$209
Non-accrual	1,353		6,899		5,850

Total	$2,294		$7,016		$6,059

Reserve as a percent of non-performing and renegotiated loans	8.2	x	2.7	x	3.1	x

(1)	Interim period ratios are annualized.

(2)	Excludes loans held for sale.

(3)	At September 30, 2005 over 90% of the loans past due 90 days and still accruing are premium finance loans. These loans are secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take up to 180 days from the cancellation date.

Non-performing Assets
Non-performing assets include non-accrual loans and leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. The table below summarizes our non-accrual loans by type:

	September 30,	December 31,	September 30,
	2005	2004	2004
	(In thousands)
Non-accrual loans:
Commercial	$634	$687	$971
Construction	61	4,371	4,392
Real estate	375	403	1,050
Consumer	66	126	133
Leases	217	263	353

Total non-accrual loans	$1,353	$5,850	$6,899

At September 30, 2005, we had $941,000 in loans past due 90 days and still accruing interest. At September 30, 2005, over 90% of the loans past due 90 days and still accruing are premium finance loans. These loans are secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take up to 180 days from the cancellation date. At September 30, 2005, we had $144,000 in other repossessed assets.
Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of September 30, 2005, approximately $50,000 of our non-accrual loans were earning on a cash basis.
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
Our unrealized gain on the securities portfolio value decreased from a gain of $4.0 million, which represented .50% of the amortized cost, at December 31, 2004, to a loss of $3.6 million, which represented .53% of the amortized cost, at September 30, 2005.
The following table discloses, as of September 30, 2005, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasuries	$2,390	$(1)	$—	$—	$2,390	$(1)
Mortgage-backed securities	275,917	(2,313)	112,682	(3,055)	388,599	(5,368)
Corporate securities	40,494	(499)	—	—	40,494	(499)
Municipals	13,387	(92)	7,000	(91)	20,387	(183)
Equity securities	—	—	1,412	(88)	1,412	(88)

	$332,188	$(2,905)	$121,094	$(3,234)	$453,282	$(6,139)

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
Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (BSMC), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2004 and for the nine months ended September 30, 2005, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank).
Since early 2001, our liquidity needs have primarily been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding as possible from deposits of these core customers, which as of September 30, 2005, comprised $2,160.9 million, or 93.5%, of total deposits. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect.
In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. As of September 30, 2005, brokered retail CDs comprised $151.4 million, or 6.5%, of total deposits. Our dependence on retail brokered CDs is limited by our internal funding guidelines, which as of September 30, 2005, limited borrowing from this source to 10-20% of total deposits.
Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), securities sold under repurchase agreements, treasury, tax and loan notes, and advances from the Federal Home Loan Bank, or FHLB. As of September 30, 2005, our borrowings consisted of a total of $265.1 million of securities sold under repurchase agreements, $93.9 million of downstream federal funds purchased, $5.9 million from customer repurchase agreements, and $1.6 million of treasury, tax and loan notes. Credit availability from the FHLB is based on our bank’s financial and operating condition and borrowing collateral we hold with the FHLB. At September 30, 2005, we had no borrowings from the FHLB. Our unused FHLB borrowing capacity at September 30, 2005 was approximately $289.0 million. As of September 30, 2005, we had unused upstream federal fund lines available from commercial banks of approximately $227.7 million. During the nine months ended September 30, 2005, our average other borrowings from these sources were $528.3 million, of which $352.6 million related to securities sold under repurchase agreements. The maximum amount of borrowed funds outstanding at any month-end during the first nine months of 2005 was $508.3 million, of which $354.7 million related to securities sold under repurchase agreements.
As of September 30, 2005, our significant fixed and determinable contractual obligations to third parties were as follows:

		After One	After Three	After
(Dollars in thousands)	Within	but Within	but Within	Five
	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity(1)	$1,188,249	$—	$—	$—	$1,188,249
Time deposits(1)	969,845	54,318	99,875	58	1,124,096
Federal funds purchased	93,897	—	—	—	93,897
Securities sold under repurchase agreements	235,750	29,400	—	—	265,150
Customer repurchase agreements	5,894	—	—	—	5,894
Treasury, tax and loan notes	1,560	—	—	—	1,560
Operating lease obligations	4,428	8,865	6,593	3,605	23,491
Long-term debt	—	—	—	20,620	20,620

Total contractual obligations	$2,499,623	$92,583	$106,468	$24,283	$2,722,957

(1)	Excludes interest
The contractual amount of our financial instruments with off-balance sheet risk expiring by period at September 30, 2005 is presented below:

		After One	After Three	After
(Dollars in thousands)	Within	but Within	but Within	Five
	One Year	Three Years	Five Years	Years	Total
Commitments to extend credit	$441,833	$314,135	$33,978	$4,393	$794,339
Standby letters of credit	32,246	4,842	—	—	37,088

Total financial instruments with off-balance sheet risk	$474,079	$318,977	$33,978	$4,393	$831,427

Due to the nature of our unfunded loan commitments, including unfunded lines of credit, the amounts presented in the table above do not necessarily represent amounts that we anticipate funding in the periods presented above.
Our equity capital averaged $202.2 million for the nine months ended September 30, 2005 as compared to $178.9 million for the same period in 2004. This increase reflects our retention of net earnings during this period. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.
TABLE 6 — CAPITAL RATIOS

	September 30,	September 30,
	2005	2004

Risk-based capital:
Tier 1 capital	9.52%	10.96%
Total capital	10.31%	11.98%
Leverage	7.84%	8.29%
On October 6, 2005, Texas Capital Bancshares issued $25 million of trust preferred, which matures in 2035. The proceeds will be used to augment capital for support of future growth.

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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of September 30, 2005, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Interest Rate Sensitivity Gap Analysis
September 30, 2005
(in thousands)

	0-3 mo	4-12 mo	1-3 yr	3+ yr	Total
	Balance	Balance	Balance	Balance	Balance

Securities(1)	$37,848	$83,482	$193,151	$360,311	$674,792

Total Variable Loans	1,751,875	21,873	1,823	974	1,776,545
Total Fixed Loans	94,321	59,519	60,771	70,756	285,367

Total Loans(2)	1,846,196	81,392	62,594	71,730	2,061,912

Total Interest Sensitive Assets	$1,884,044	$164,874	$255,745	$432,041	$2,736,704

Liabilities:
Interest Bearing Customer Deposits	$1,267,820	$—	$—	$—	$1,267,820
CD’s & IRA’s	213,807	73,882	48,401	99,689	435,779
Wholesale Deposits	44,854	100,397	5,917	245	151,413

Total Interest-bearing Deposits	$1,526,481	$174,279	$54,318	$99,934	$1,855,012

Repo, FF, FHLB Borrowings	280,351	56,750	29,400	—	366,501
Trust Preferred	—	—	—	20,620	20,620

Total Borrowing	280,351	56,750	29,400	20,620	387,121

Total Interest Sensitive Liabilities	$1,806,832	$231,029	$83,718	$120,554	$2,242,133

GAP	77,212	(66,155)	172,027	311,487	—
Cumulative GAP	77,212	11,057	183,084	494,571	494,571

Demand Deposits					457,333
Stockholders’ Equity					212,318

Total					$669,651

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.
The table above sets forth the balances as of September 30, 2005 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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
	200 bp Increase	200 bp Decrease
	September 30, 2005	September 30, 2005
Change in net interest income	$5,984	$(6,556)
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of September 30, 2005 and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

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

Date: November 4, 2005

/s/ Peter B. Bartholow

Peter B. Bartholow Chief Financial Officer (Duly authorized officer and principal financial officer)