Form 10-K
period 2005-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2006-03-03
CIK 1077428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Common stock, par value $0.01 per share
(Title of class)

Indicate by check mark if the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐     No ☑

As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The Nasdaq National Market, was approximately $441,560,000. There were 25,838,616 shares of the registrant’s common stock outstanding on February 28, 2006.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement relating to the 2005 Annual Meeting of Stockholders, which will be filed no later than April 30, 2006, are incorporated by reference into Part III of this Form 10-K.

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

We also concluded that substantial equity capital was needed to enable us to compete effectively with the subsidiary banks of nationwide banking and financial services organizations that operate in the Texas market. Accordingly, in June 1998, we commenced a private offering of our common stock and were successful in raising approximately $80.0 million upon completion of the offering. In August 2003, we completed our initial public offering, raising $33.9 million.

Growth History

We have grown substantially in both size and profitability since our formation. The table below sets forth data regarding the growth of key areas of our business from December 2001 through December 2005.

	December 31
	2005	2004	2003	2002	2001
	(In thousands)

Loans held for investment	$2,075,961	$1,564,578	$1,229,773	$1,002,557	$854,505
Total loans	2,187,139	1,684,115	1,310,553	1,118,663	898,269
Assets	3,042,225	2,611,163	2,192,875	1,793,282	1,164,779
Deposits	2,495,179	1,789,887	1,445,030	1,196,535	886,077
Stockholders’ equity	215,523	195,275	171,756	124,976	106,359

The following table provides information about the growth of our loan portfolio by type of loan from December 2001 to December 2005.

	December 31
	2005	2004	2003	2002	2001
	(In thousands)

Commercial loans	$1,182,734	$818,156	$608,542	$509,505	$402,302
Total real estate loans	976,975	844,640	675,983	571,260	442,071
Construction loans	387,163	328,074	256,134	172,451	180,115
Permanent real estate loans	478,634	397,029	339,069	282,703	218,192
Loans held for sale	111,178	119,537	80,780	116,106	43,764
Equipment leases	16,337	9,556	13,152	17,546	34,552
Consumer loans	19,962	15,562	16,564	24,195	25,054

The Texas Market

The Texas market for banking services is highly competitive. Texas’ largest banking organizations are headquartered outside of Texas and are controlled by out-of-state organizations. We also compete with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, insurance agencies, commercial finance and leasing companies, full service brokerage firms and discount brokerage firms. We believe that many middle market companies and high net worth individuals are interested in banking with a company headquartered in, and with decision-making authority based in, Texas and with established Texas bankers who have the expertise to act as trusted advisors to the customer with regard to its banking needs. Our banking centers in our target markets are served by experienced bankers with lending expertise in the specific industries found in their market areas and established community ties. We believeour bank can offer customers more responsive and personalized service. We believe that, if we service these customers properly, we will be able to establish long-term relationships and provide multiple products to our customers, thereby enhancing our profitability.

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

Products and Services

We offer a variety of loan, deposit account and other financial products and services to our customers. At December 31, 2005, we maintained approximately 20,000 deposit accounts and 4,100 loan accounts.

Business Customers.  We offer a full range of products and services oriented to the needs of our business customers, including:

•	commercial loans for working capital and to finance internal growth, acquisitions and leveraged buyouts;

•	permanent real estate and construction loans;

•	equipment leasing;

•	cash management services;

•	trust and escrow services;

•	letters of credit; and

•	business insurance products.

Individual Customers.  We also provide complete banking services for our individual customers, including:

•	personal trust and wealth management services;

•	certificates of deposit;

•	interest bearing and non-interest bearing checking accounts with optional features such as Visa® debit/ATM cards and overdraft protection;

•	traditional savings accounts;

•	consumer loans, both secured and unsecured;

•	mortgages;

•	branded Visa® credit card accounts, including gold-status accounts; and

•	personal insurance products.

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

Commercial Loans.  Our commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. Our energy production loans are generally collateralized with proven reserves based on appropriate valuation standards. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. At December 31, 2005, funded commercial loans totaled approximately $1.18 billion, approximately 54% of our total funded loans.

Permanent Real Estate Loans.  Approximately 49% of our permanent real estate loan portfolio is comprised of loans secured by commercial properties occupied by the borrower. We also provide temporary financing for commercial and residential property. Our permanent real estate loans generally have terms of five to seven years, and we provide loans with both floating and fixed rates. We generally avoid long-term loans for commercial real estate held for investment. At December 31, 2005, funded permanent real estate loans totaled approximately $478.6 million, approximately 22% of our total funded loans; of this total, $375.6 million were loans with floating rates and $103.0 million with fixed rates.

Construction Loans.  Our construction loan portfolio consists primarily of single-family residential properties and commercial projects used in manufacturing, warehousing, service or retail businesses. Our construction loans generally have terms of one to three years. We typically make construction loans to developers, builders and contractors that have an established record of successful project completion and loan repayment and have a substantial investment of the borrowers’ equity. These loans typically have floating rates and commitment fees. At December 31, 2005, funded construction real estate loans totaled approximately $387.2 million, approximately 18% of our total funded loans.

Loans Held for Sale.  Our loans held for sale portfolio consists primarily of single-family residential mortgages funded through our residential mortgage lending and mortgage warehouse groups. These loans are typically on our balance sheet less than 30 days. At December 31, 2005, loans held for sale totaled approximately $111.2 million, approximately 5% of our total funded loans.

Letters of Credit.  We issue standby and commercial letters of credit, and can service the international needs of our clients through correspondent banks. At December 31, 2005, our commitments under letters of credit totaled approximately $52.6 million.

Consumer Loans.  Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our personal lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating interest rates. At December 31, 2005, funded consumer loans totaled approximately $20.0 million, approximately 1% of our total funded loans. Consumer residential real estate loans consisting primarily of first and second mortgage loans forresidential properties are made very selectively as part of our private client service offerings. We generally do not retain long-term, fixed rate residential real estate loans in our portfolio.

The table below sets forth information regarding the distribution of our funded loans among various industries at December 31, 2005.

	Funded Loans
	Amount	Percent of Total
	(Dollars in thousands)

Agriculture	$10,014	0.5%
Contracting	345,925	15.8
Government	11,697	0.5
Manufacturing	120,614	5.5
Personal/household	246,639	11.2
Petrochemical and mining	264,535	12.0
Retail	64,808	3.0
Services	753,994	34.3
Wholesale	117,837	5.4
Investors and investment management companies	259,945	11.8

Total	$2,196,008	100.0%

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

We make loans that are appropriately collateralized under our credit standards. Over 90% of our funded loans are secured by collateral. The table below sets forth information regarding the distribution of our funded loans among various types of collateral at December 31, 2005.

	Funded Loans
	Amount	Percent of Total
	(Dollars in thousands)

Business assets	$658,537	30.0
Energy	211,571	9.6
Highly liquid assets	178,907	8.2
Real property	864,838	39.4
Rolling stock	27,584	1.3
U.S. Government guaranty	50,222	2.3
Other assets	49,023	2.2
Unsecured	155,326	7.0

Total	$2,196,008	100.0%

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

BankDirect

BankDirect operates as a division of our bank to complement funding strategies and offer services to retail customers. Over the past two years, BankDirect has evolved primarily into an internet-based funding and services channel for us and has become less significant to our overall business and funding strategies. As of December 31, 2005, BankDirect has a total of approximately 5,400 existing deposit accounts containing total deposits of approximately $192.4 million.

Trust and Asset Management

Our trust services include investment management, personal trust and estate services, custodial services, retirement accounts and related services. Our investment management professionals work with our clients to define objectives, goals and strategies for their investment portfolios. We assist the customer with the selection of an investment manager and work with the client to tailor the investment program accordingly. We also offer retirement products such as individual retirement accounts and administrative services for retirement vehicles such as pension and profit sharing plans.

Insurance and Investment Services

Texas Capital Bank Wealth Management Services, Inc. was formed as a wholly owned subsidiary of our bank in April 2002. Texas Capital Bank Wealth Management Services now brokers primarily life insurance products to individuals and businesses. A new insurance subsidiary was formed in 2005, TexCap Insurance Services, LP, which brokers corporate and personal property and casualty insurance as well as group benefits to individuals and businesses. Both subsidiaries are subject to regulation by applicable state insurance regulatory agencies.

Cayman Islands Branch

In June 2003, we received authorization from the Cayman Islands Monetary Authority to establish a branch of our bank in the Cayman Islands. We believe that a Cayman Islands branch of our bank enables us to offer more competitive cash management and deposit products to our core customers. Our Cayman Islands branch consists of an agented office to facilitate our offering of these products. We opened our Cayman Islands branch in September 2003. As of December 31, 2005, our Cayman Islands deposits totaled $546.8 million.

Employees

As of December 31, 2005, we had 709 full-time employees, 276 of whom were related to our residential mortgage lending division, of which approximately 67% are commission-based. None of our employees is represented by a collective bargaining agreement and we consider our relations with our employees to be good.

Regulation and Supervision

Current banking laws contain numerous provisions affecting various aspects of our business. Our bank is subject to federal banking laws and regulations that impose specific requirements on and provide regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation, or the FDIC, and the banking system as a whole, rather than for the protection of our stockholders. Banking regulators have broad enforcement powers over financial holding companies and banks and their affiliates, including the power to impose large fines and other penalties for violations of laws and regulations. The following is a brief summary of laws and regulations to which we are subject.

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

Because we are a legal entity separate and distinct from our bank, our right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of a subsidiary, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of anyobligation of the institution to its stockholders, including any financial holding company (such as ours) or any stockholder or creditor thereof.

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

Pursuant to regulations promulgated under the Federal Deposit Insurance Corporation Improvement Act, the corrective actions that the banking agencies either must or may take are tied primarily to an institution’s capital levels. In accordance with the framework adopted by the Federal Deposit Insurance Corporation Improvement Act, the banking agencies have developed a classification system, pursuant to which all banks and thrifts will be placed into one of five categories. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized.” A well capitalized bank has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or higher; a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 6% or higher; a leverage ratio (Tier 1 capital to total adjusted assets) of 5% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. Our bank’s total risk-based capital ratio was 10.15% at December 31, 2005 and, as a result, it is currently classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations.

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

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of Sarbanes-Oxley, written certifications by our chief executive officer and chief financial officer are required. These certifications attest that our quarterly and annual reports do not contain any untrue statement of a material fact. During 2004, we implemented a program designed to comply with Section 404 of Sarbanes-Oxley, which includes the identification of significant processes and accounts, documentation of the design of control effectiveness over processes and entity level controls, and testing of the operating effectiveness of key controls.

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

The USA Patriot Act and the International Money Laundering Abatement and Financial Anti-Terrorism Act.  A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA Patriot Act of 2001 and the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 substantially broadened the scope of United States anti-money laundering laws and penalties and expanded the extr-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of implementing regulations which apply various requirements of the USA Patriot Act to financial institutions such as our bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

Available Information

Under the Securities Exchange Act of 1934, we are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document in our files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC.

We make available, free of charge through our website, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Additionally, we have adopted and posted on our website a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The address for the Corporation’s website is http://www.texascapitalbank.com. We will provide a printed copy of any of the aforementioned documents to any requesting shareholder.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves certain risks. You should consider carefully the following risks and other information in this report, including our financial information and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial mayalso impair our business operations. This report is qualified in its entirety by these risk factors.

Risk Factors Associated With Our Business

We must effectively manage our credit risk.  There are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. The risk of non-payment of loans is inherent in commercial banking. Although we attempt to minimize our credit risk by carefully monitoring the concentration of our loans within specific industries and through prudent loan application approval procedures in all categories of our lending, we cannot assure you that such monitoring and approval procedures will reduce these lending risks. We cannot assure you that our credit administration personnel, policies and procedures will adequately adapt to any new geographic markets.

Our results of operation and financial condition would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses.  Experience in the banking industry indicates that a portion of our loans in all categories of our lending business will become delinquent, and some may only be partially repaid or may never be repaid at all. Our methodology for establishing the adequacy of the allowance for loan losses depends on subjective application of risk grades as indicators of borrowers’ ability to repay. Deterioration in general economic conditions and unforeseen risks affecting customers may have an adverse effect on borrowers’ capacity to honor their obligations before risk grades could reflect those changing conditions. Moreover, in times of improving credit quality, with growth in our loan portfolio, the allowance for loan losses may decrease as a percent of total loans. A decrease in the ratio of the allowance for loan losses to total loans may increase the risk that the allowance would become inadequate if borrowers experience economic and other conditions adverse to their businesses. Maintaining the adequacy of our allowance for loan losses may require that we make significant and unanticipated increases in our provisions for loan losses in the future, which would materially affect our results of operations. Recognizing that many of our loans individually represent a significant percentage of our total allowance for loan losses, which may have decreased as a percent of total loans, adverse collection experience in a relatively small number of loans could require an increase in our allowance. Federal regulators, as an integral part of their respective supervisory functions, periodically review our allowance for loan losses. The regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses required by these regulatory agencies could have a negative effect on our results of operations and financial condition. For additional descriptions of risks in the loan portfolio, the methodology for determining, and information related to, the adequacy of the reserve for loan losses, see the Summary of Loan Loss Experience section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Any substantial deterioration in any of the foregoing conditions could have a material adverse effect on our results of operation and financial condition, which would likely adversely affect the market price of our common stock. Further, with the exception of our BankDirect customers, which comprised 8% of our total deposits as of December 2005, our bank’s customer base is primarily commercial in nature, and our bank does not have a significant branch network or retail deposit base. In periods of economic downturn, business and commercial deposits may tend to be more volatile than traditional retail consumer deposits and, therefore, during these periods our financial condition and results of operations could be adversely affected to a greater degree than our competitors that have a larger retail customer base.

We are dependent upon key personnel.  Our success depends to a significant extent upon the performance of certain key employees, the loss of whom could have an adverse effect on our business. Although we have entered into employment agreements with certain employees, we cannot assure you that we will be successful in retaining key employees.

Our business is concentrated in Texas and a downturn in the economy of Texas may adversely affect our business.  A substantial majority of our business is located in Texas. As a result, our financial condition and results of operations may be affected by changes in the Texas economy. A prolonged period of economic recession or other adverse economic conditions in Texas may result in an increase in non-payment of loans and a decrease in collateral value.

Our business strategy includes significant growth plans and, if we fail to manage our growth effectively as we pursue our expansion strategy, it could negatively affect our operations.  We intend to develop our business by pursuing a significant growth strategy. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. In order to execute our growth strategy successfully, we must, among other things:

•	identify and expand into suitable markets and lines of business;

•	build our customer base;

•	maintain credit quality;

•	attract sufficient deposits to fund our anticipated loan growth;

•	attract and retain qualified bank management in each of our targeted markets;

•	identify and pursue suitable opportunities for opening new banking locations; and

•	maintain adequate regulatory capital.

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

The risks involved in commercial lending may be material.  We generally invest a greater proportion of our assets in commercial loans than other banking institutions of our size, and our business plan calls for continued efforts to increase our assets invested in these loans. Commercial loans generally involve a higher degree of credit risk than some other types of loans due, in part, to their larger average size, the dependency on the cash flow of the borrowers’ businesses to service debt, the sale of assets securing the loans, and disposition of collateral which may not be readily marketable. Losses incurred on a relatively small number of commercial loans could have a materially adverse impact on our results of operations and financial condition.

Real estate lending in our core Texas markets involves risks related to a decline in value of commercial and residential real estate.  Our real estate lending activities, and the exposure to fluctuations in real estate values, are significant and expected to increase. The market value of real estate can fluctuate significantlyin a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for our loan portfolio were to decline materially, a significant part of our loan portfolio could become under-collateralized and we may not be able to realize the amount of security that we anticipated at the time of originating the loan.

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

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.  The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our customers. In addition, we must be able to protect the computer systems and network infrastructure utilized by us against physical damage, security breaches and service disruption caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and deter potential customers. Although we, with the help of third-party service providers, will continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful.

We are subject to extensive government regulation and supervision.  We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

Furthermore, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC and NASDAQ that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we have experienced, and may continue to experience, greater compliance costs.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.  Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. For example, during 2005, hurricanes Katrina and Rita made landfall and subsequently caused extensive flooding and destruction along the coastal areas of the Gulf of Mexico, including communities where we conduct business. Operations in several of our markets were disrupted by both the evacuation of large portions of the population as well as damage and or lack of access to our banking and operation facilities. While the impact of these hurricanes did not significantly affect us, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on the our financial condition and results of operations.

Our success in attracting and retaining consumer deposits depends on our ability to offercompetitive rates and services.  As of December 2005, approximately 8% of our total deposits came from retail consumer customers through BankDirect, our Internet banking division. The market for Internet banking is extremely competitive and allows retail consumer customers to access financial products and compare interest rates from numerous financial institutions located across the U.S. As a result, Internet retail consumers are more sensitive to interest rate levels than retail consumers who bank at a branch office. Our future success in retaining and attracting retail consumer customers depends, in part, on our ability to offer competitive rates and services.

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

There are substantial regulatory limitations on changes of control.  With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal

Reserve. Accordingly, prospective investors need to be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock.

Anti-takeover provisions of our certificate of incorporation, bylaws and Delaware law may make it more difficult for you to receive a change in control premium.  Certain provisions of our certificate of incorporation and bylaws could make a merger, tender offer or proxy contest more difficult, even if such events were perceived by many of our stockholders as beneficial to their interests. These provisions include advance notice for nominations of directors and stockholders’ proposals, and authorize the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Although we have no present intention to issue any shares of our preferred stock, there can be no assurance that we will not do so in the future. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law which, in general, prevents an interested stockholder, defined generally as a person owning 15% or more of a corporation’s outstanding voting stock, from engaging in a business combination with our company for three years following the date that person became an interested stockholder unless certain specified conditions are satisfied.

We are subject to claims and litigation pertaining to fiduciary responsibility.  From time to time, customers make claims and take legal action pertaining to our performance of our fiduciary responsibilities. Whether customer claims and legal action related to our performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Our controls and procedures may fail or be circumvented.  Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

Risks Associated With Our Common Stock

Our stock price can be volatile.  Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations;

•	Recommendations by securities analysts;

•	Operating and stock price performance of other companies that investors deem comparable to us;

•	News reports relating to trends, concerns and other issues in the financial services industry;

•	Perceptions in the marketplace regarding us and/or our competitors;

•	New technology used, or services offered, by competitors;

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	Changes in government regulations; and

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.

The trading volume in our common stock is less than that of other larger financial services companies.  Although our common stock is listed for trading on the NASDAQ, the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause the our stock price to fall.

An investment in our common stock is not an insured deposit.  Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

Our certificate of incorporation and bylaws as well as certain Delaware and banking laws may have an anti-takeover effect.  Provisions of our certificate of incorporation and bylaws, as well as Delaware General Corporation Law, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of tour common stock.

Risks Associated With Our Industry

We compete in an industry that continually experiences technological change, and we may have fewer resources than many of our competitors to continue to invest in technological improvements.  The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services which our customers may require. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

The earnings of financial services companies are significantly affected by general business and economic conditions.  Our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, moneysupply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance and the strength of the U.S. economy and the local economies in which the we operate, all of which are beyond our control. Deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our results of operation and financial condition.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.  In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business and, in turn, our results of operation and financial condition.

Consumers may decide not to use banks to complete their financial transactions.  Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our results of operations and financial condition.

ITEM 2.	PROPERTIES

As of December 31, 2005, we conducted business at ten full service banking locations and one operations center. Our operations center houses our loan and deposit operations and the BankDirect call center. We lease the space in which our banking centers and the operations call center are located. These leases expire between May 2006 and June 2015, not including any renewal options that may be available.

The following table sets forth the location of our executive offices, operations center and each of our banking centers.

Type of Location	Address

Executive offices, banking location	2100 McKinney Avenue Suite 900 Dallas, Texas 75201
Operations center	6060 North Central Expressway Suite 800 Dallas, Texas 75206
Banking location	4230 Lyndon B. Johnson Freeway Suite 100 Dallas, Texas 75244
Banking location	5910 North Central Expressway Suite 150 Dallas, Texas 75206
Banking location	5800 Granite Parkway Suite 150 Plano, Texas 75024
Banking location	570 Throckmorton Fort Worth, Texas 76102
Motor banking location	400 East Belknap Street Fort Worth, Texas 76102
Banking location	114 W. 7th St. Suite 100 Austin, Texas 78701
Banking location	745 East Mulberry Street Suite 350 San Antonio, Texas 78212
Banking location	7373 Broadway Suite 100 San Antonio, Texas 78209
Banking location	One Riverway Suite 150 Houston, Texas 77056

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on our results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on The Nasdaq National Market on August 13, 2003, and is traded under the symbol “TCBI”. Our common stock was not publicly traded, nor was there an established market therefore, prior to August 13, 2003. On March 1, 2006 there were approximately 494 holders of record of our common stock.

No cash dividends have ever been paid by us on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our principal source of funds to pay cash dividends on our common stock would be cash dividends from our bank. The payment of dividends by our bank is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities.

The following table presents the range of high and low bid prices reported on The Nasdaq National Market for each of the four quarters of 2004 and 2005.

	Price per Share
Quarter Ended	High	Low

March 31, 2004	$17.55	$14.15
June 30, 2004	17.33	14.08
September 30, 2004	18.41	15.37
December 31, 2004	22.60	17.70
March 31, 2005	24.80	19.73
June 30, 2005	21.71	17.45
September 30, 2005	24.32	19.30
December 31, 2005	24.68	18.54

Equity Compensation Plan Information

	Number of
	Securities to be		Number of
	Issued Upon	Weighted Average	Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding	Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	and Rights	and Rights	Compensation Plans

Equity compensation plans approved by security holders	2,652,506	$10.22	1,381,000
Equity compensation plans not approved by security holders(1)	84,274	6.80	—

Total	2,736,780	$10.11	1,381,000

(1)	Refers to deferred compensation agreement. See further discussion in Note 11 to the Consolidated Financial Statements.

In December 2005, we discovered that we had inadvertently sold 16,361 shares of our common stock to our employees pursuant to our 2000 Employee Stock Purchase Plan in excess of the 160,000 shares of common stock authorized to be issued under the 2000 Employee Stock Purchase Plan. The sale of the excess shares took place on June 30, 2005. The 16,361 shares represented less than one-tenth of one percent of the 25,616,829 shares of common stock outstanding at June 30, 2005.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

At or for the Year Ended December 31
2005	2004	2003	2002	2001
(In thousands, except per share, average share and percentage data)

Consolidated Operating Data(1)
Interest income	$167,695	$110,878	$85,484	$70,142	$70,594
Interest expense	66,124	36,136	32,329	27,896	35,539
Net interest income	101,571	74,742	53,155	42,246	35,055
Provision for loan losses	—	1,688	4,025	5,629	5,762
Net interest income after provision for loan losses	101,571	73,054	49,130	36,617	29,293
Non-interest income	20,649	13,632	10,892	8,625	5,983
Non-interest expense	81,029	57,340	48,380	35,370	29,432
Income before income taxes	41,191	29,346	11,642	9,872	5,844
Income tax expense (benefit)	13,999	9,786	(2,192)	2,529	—
Net income	27,192	19,560	13,834	7,343	5,844
Consolidated Balance Sheet Data(1)
Total assets	3,042,225	2,611,163	2,192,875	1,793,282	1,164,779
Loans held for investment	2,075,961	1,564,578	1,229,773	1,002,557	854,505
Loans held for sale	111,178	119,537	80,780	116,106	43,764
Securities available-for-sale	630,482	804,544	775,338	553,169	206,365
Deposits	2,495,179	1,789,887	1,445,030	1,196,535	886,077
Federal funds purchased	103,497	113,478	78,961	83,629	76,699
Other borrowings	162,224	481,513	466,793	365,831	86,899
Long-term debt	46,394	20,620	20,620	10,000	—
Stockholders’ equity	215,523	195,275	171,756	124,976	106,359
Other Financial Data
Income per share:
Basic	$1.06	$.77	$.62	$.33	$.31
Diluted	$1.02	$.75	.60	.32	.30
Tangible book value per share(2)	7.88	7.61	6.81	5.80	5.08
Book value per share(2)	8.68	7.57	6.74	5.57	5.18
Weighted average shares:
Basic	25,619,594	25,260,526	21,332,746	19,145,255	18,957,652
Diluted	26,645,198	26,234,637	23,118,804	19,344,874	19,177,204
Selected Financial Ratios:
Performance Ratios
Return on average assets	0.97%	0.82%	0.70%	0.54%	0.58%
Return on average equity	13.29%	10.74%	9.71%	6.27%	6.44%
Net interest margin	3.91%	3.37%	2.87%	3.28%	3.62%
Efficiency ratio (excludes securities gains)	66.30%	64.88%	76.33%	71.46%	75.20%
Non-interest expense to average earning assets	3.09%	2.57%	2.43%	2.59%	2.90%
Asset Quality Ratios
Net charge-offs (recoveries) to average loans(3)	(0.01)%	0.05%	0.08%	0.40%	0.27%
Reserve to loans held for investment(3)	.91%	1.20%	1.44%	1.45%	1.47%
Allowance to non-performing loans	2.2	x	3.1	x	1.7	x	5.0	x	1.1	x
Non-accrual loans to loans(3)	.27%	.37%	.83%	.28%	.71%
Non-performing loans to loans(3)	.41%	.39%	.83%	.29%	.75%
Capital and Liquidity Ratios
Total capital ratio	10.83%	11.67%	13.14%	11.32%	11.73%
Tier 1 capital ratio	10.09%	10.72%	12.00%	10.16%	10.48%
Tier 1 leverage ratio	8.68%	8.31%	8.82%	7.66%	9.46%
Average equity/average assets	7.32%	7.66%	7.16%	8.57%	8.93%
Tangible equity/assets	6.67%	7.42%	7.76%	6.89%	9.00%
Average net loans/average deposits	91.16%	92.89%	91.49%	96.31%	95.54%

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

(2)	Amounts for December 31, 2001 are adjusted to reflect the conversion of 753,301 shares of preferred stock outstanding on such date into 1,506,602 shares of common stock, assuming automatic conversion of the preferred stock. Amounts for December 31, 2002 are adjusted to reflect the conversion of 1,057,142 shares of preferred stock outstanding on such date into 2,114,284 shares of common stock, assuming automatic conversion of the preferred stock. Excludes securities gains/losses.

(3)	Excludes loans held for sale.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Our Operating Results

Our bank was formed through the acquisition of Resource Bank, N.A., which was organized in 1997. Upon completion of our $80 million private equity offering and the acquisition of Resource Bank, we commenced operations in December 1998. The amount of capital we raised, which we believe is the largest amount of start-up capital ever raised for a national bank at that time, was intended to support a significant level of near-term growth and permit us to originate and retain loans of a size and type that our targeted customers, middle market businesses and high net worth individuals, would find attractive. Our large initial capitalization resulted in reduced levels of return on equity in prior years.

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

Our operating results have improved significantly over the past several years as we moved into full operations. The table below shows the annual growth rate of our net interest income, net income, assets, loans and deposits:

	At or for the		At or for the		At or for the		At or for the
	Year Ended	Annual	Year Ended	Annual	Year Ended	Annual	Year Ended	Annual
	December 31,	Growth	December 31,	Growth	December 31,	Growth	December 31,	Growth
	2005	Rate(1)	2004	Rate(1)	2003	Rate(1)	2002	Rate(1)
	(In thousands)

Net interest income	$101,571	36%	$74,742	41%	$53,155	26%	$42,246	21%
Net income	27,192	39%	19,560	41%	13,834	88%	7,343	26%
Assets	3,042,225	17%	2,611,163	19%	2,192,875	22%	1,793,282	54%
Loans	2,196,008	30%	1,687,914	28%	1,314,241	17%	1,122,506	24%
Deposits	2,495,179	39%	1,789,887	24%	1,445,030	21%	1,196,535	35%

(1)	The annual growth rate with respect to period data is the percentage growth of the item in the period shown compared to the most recently completed prior period.

Year ended December 31, 2005 compared to year ended December 31, 2004

We recorded net income of $27.2 million for the year ended December 31, 2005 compared to $19.6 million for the same period in 2004. Diluted income per common share was $1.02 for 2005 and $0.75 for the same period in 2004. Returns on average assets and average equity were 0.97% and 13.29%, respectively, for the year ended December 31, 2005 compared to 0.82% and 10.74%, respectively, for the same period in 2004.

The increase in net income for the year ended December 31, 2005 over the same period of 2004 was primarily due to an increase in net interest income and non-interest income, offset by an increase in non-interest expense. Net interest income increased by $26.8 million, or 35.9%, to $101.6 million for the year ended December 31, 2005 compared to $74.7 million for the same period in 2004. The increase in net interest income was primarily due to an increase of $391.8 million in average earning assets, coupled with a 54 basis point improvement in the net interest margin.

Non-interest income increased by $7.0 million, or 51.5%, during the year ended December 31, 2005 to $20.6 million, compared to $13.6 million during the same period in 2004. The increase was primarily due to an increase in gain on sale of mortgage loans relating to our residential mortgage lending division. Gain on sale of mortgage loans increased $4.6 million to $8.0 million during the year ended December 31, 2005 compared to $3.4 million during the same period in 2004. Also, our trust income increased by $807,000 to $2.7 million during the year ended December 31, 2005 compared to $1.9 million for the same period in 2004, due to continued growth in trust assets. Brokered loan fees increased $763,000 to $1.8 million for the year ended December 31, 2005, compared to $996,000 for the same period in 2004. Insurance commission income increased $603,000 to $1.0 million for the year ended December 31, 2005, compared to $444,000 for the same period in 2004 due to increased focus on the insurance business.

Non-interest expense increased by $23.7 million, or 41.3%, to $81.0 million during the year ended December 31, 2005 compared to $57.3 million during the same period in 2004. This increase is primarily related to a $15.9 million increase in salaries and employee benefits. The increase in salaries and employee benefits resulted from an increase in the total number of employees related to general business growth, additional staffing for the Houston office, addition of the premium finance business, the continued expansion of the residential mortgage lending division, increased focus on the insurance business and increased incentive compensation reflective of our performance. Occupancy expense increased by $1.8 million to $7.5 million during the year ended December 31, 2005 compared to the same period in 2004 and is related to our continued growth in the residential mortgage lending division, our Houston office, and the premium finance business. Marketing expense increased $727,000 to $3.3 million during the year ended December 31, 2005 from $2.6 million during the same period in 2004. Legal and professional expense increased $2.0 million to $5.2 million during the year ended December 31, 2005, compared to $3.1 million for the same period in 2004.

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

Non-interest expense increased by $9.0 million, or 18.5%, to $57.3 million during the year ended December 31, 2004 compared to $48.4 million during the same period in 2003. This increase is primarily related to an $11.2 million increase in salaries and employee benefits. The increase in salaries and employee benefits resulted from an increase in the total number of employees related to general business growth, additional staffing for the new Houston office, the significant expansion of the residential mortgage lending division, and increased incentive compensation reflective of our performance. Occupancy expense increased by $708,000 to $5.7 million during the year ended December 31, 2004 compared to the same period in 2003 and is related to our continued growth in the residential mortgage lending division and our Houston office. Marketing expense increased $1.2 million to $2.6 million during the year ended December 31, 2004 from $1.4 million during the same period in 2003.

Net Interest Income

Net interest income was $101.6 million for the year ended December 31, 2005 compared to $74.7 million for the same period of 2004. The increase in net interest income was primarily due to an increase of $391.8 million in average earning assets, coupled with a 54 basis point improvement in the net interest margin, which resulted from the repricing of our earning assets with rising rates. The increase in average earning assets from 2004 included a $447.0 million increase in average net loans offset by a $72.0 million decrease in average securities. For the year ended December 31, 2005, average net loans and securities represented 72% and 27%, respectively, of average earning assets compared to 65% and 35%, respectively, in 2004.

Average interest bearing liabilities increased $278.8 million from the year ended December 31, 2004, which included a $407.9 million increase in interest bearing deposits offset by a $135.1 million decrease in other borrowings. For the same periods, the average balance of demand deposits increased 37.5% to $410.2 million from $298.4 million. The average cost of interest bearing liabilities increased from 1.92% for the year ended December 31, 2004 to 3.05% in 2005, reflecting the rise in market interest rates.

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

Volume/Rate Analysis

	Years Ended December 31,
	2005/2004			2004/2003
		Change Due to(1)			Change Due to(1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
	(In thousands)

Interest income:
Securities(2)	$(1,013)	$(2,726)	$1,713	$9,778	$5,188	$4,590
Loans	57,625	24,116	33,509	16,149	12,413	3,736
Federal funds sold	546	153	393	(101)	(105)	4
Deposits in other banks	134	61	73	(1)	(1)	—

	57,292	21,604	35,688	25,825	17,495	8,330
Interest expense:
Transaction deposits	428	78	350	201	216	(15)
Savings deposits	9,604	1,220	8,384	1,450	1,624	(174)
Time deposits	5,639	854	4,785	(773)	(749)	(24)
Deposits in foreign branches	11,119	4,910	6,209	1,428	1,085	343
Borrowed funds	3,198	(3,186)	6,384	1,501	1,550	(49)

	29,988	3,876	26,112	3,807	3,726	81

Net interest income	$27,304	$17,728	$9,576	$22,018	$13,769	$8,249

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.

Net interest margin, the ratio of net interest income to average earning assets, increased from 3.37% in 2004 to 3.91% in 2005. This increase was due primarily to a 144 basis point increase in the yield on earning assets coupled with a 113 basis point increase in the cost of interest bearing liabilities.

Net interest margin, the ratio of net interest income to average earning assets, increased from 2.87% in 2003 to 3.37% in 2004. This increase was due primarily to a 38 basis point increase in the yield on earning assets coupled with a 12 basis point decrease in the cost of interest bearing liabilities.

Consolidated Daily Average Balances, Average Yields and Rates

	Year Ended December 31,
	2005			2004			2003
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate
	(In thousands)

Assets
Securities — Taxable	$663,723	$28,972	4.37%	$758,975	$31,343	4.13%	$642,952	$22,796	3.55%
Securities — Non-taxable(2)	48,685	2,677	5.50%	25,407	1,319	5.19%	1,919	88	4.59%
Federal funds sold	17,682	611	3.46%	5,265	65	1.23%	14,283	166	1.16%
Deposits in other banks	5,309	147	2.77%	931	13	1.40%	1,026	14	1.36%
Loans held for sale (3)	96,995	12,349	12.73%	73,883	6,569	8.89%	121,294	6,790	5.60%
Loans	1,810,298	123,876	6.84%	1,385,848	72,031	5.20%	1,090,623	55,661	5.10%
Less reserve for loan losses	18,872	—	—	18,311	—	—	16,512	—	—

Loans, net	1,888,421	136,225	7.21%	1,441,420	78,600	5.45%	1,195,405	62,451	5.22%

Total earning assets	2,623,820	168,632	6.43%	2,231,998	111,340	4.99%	1,855,585	85,515	4.61%
Cash and other assets	169,225			144,956			134,644

Total assets	$2,793,045			$2,376,954			$1,990,229

Liabilities and Stockholders’ Equity
Transaction deposits	$108,459	$1,080	1.00%	$96,911	$652	.67%	$65,521	$451	.69%
Savings deposits	647,039	17,295	2.67%	558,479	7,690	1.38%	443,098	6,240	1.41%
Time deposits	545,603	19,014	3.48%	512,852	13,375	2.61%	541,504	14,148	2.61%
Deposits in foreign branches	360,142	12,639	3.51%	85,133	1,520	1.79%	6,656	92	1.38%

Total interest bearing deposits	1,661,243	50,028	3.01%	1,253,375	23,237	1.85%	1,056,779	20,931	1.98%
Other borrowings	477,180	14,238	2.98%	612,295	11,803	1.93%	512,933	10,493	2.05%
Long-term debt	26,694	1,858	6.96%	20,620	1,096	5.32%	17,824	905	5.08%

Total interest bearing liabilities	2,165,117	66,124	3.05%	1,886,290	36,136	1.92%	1,587,536	32,329	2.04%
Demand deposits	410,213			298,430			249,782
Other liabilities	13,178			10,052			10,467
Stockholders’ equity	204,537			182,182			142,444

Total liabilities and stockholders’ equity	$2,793,045			$2,376,954			$1,990,229

Net interest income		$102,508			$75,204			$53,186
Net interest income to earning assets (net interest margin)			3.91%			3.37%			2.87%
Net interest spread			3.38%			3.07%			2.57%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Revenue includes origination fees and other loan fees for our residential mortgage loans that are earned when the loan is sold. This increases our overall yield on these loans since most of the mortgage loans are on our books for less than 30 days.

Non-interest Income

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Service charges on deposit accounts	$3,223	$3,370	$3,446
Trust fee income	2,739	1,932	1,313
Gains on sale of securities, net	—	—	666
Cash processing fees	—	587	973
BOLI income	1,136	1,288	1,619
Brokered loan fees	1,759	996	1,524
Gain on sale of mortgage loans	7,992	3,420	120
Insurance commissions	1,047	444	—
Other(1)	2,753	1,595	1,231

Total non-interest income	$20,649	$13,632	$10,892

(1)	Other income includes such items as letter of credit fees, rental income, investment in subsidiary income, and other general operating income, none of which account for 1% or more of total interest income and non-interest income.

Non-interest income increased by $7.0 million, or 51.5%, during the year ended December 31, 2005 to $20.6 million, compared to $13.6 million during the same period in 2004. The increase was primarily due to an increase in gain on sale of mortgage loans relating to our residential mortgage lending division. Gain on sale of mortgage loans increased $4.6 million to $8.0 million during the year ended December 31, 2005 compared to $3.4 million during the same period in 2004. Also, our trust income increased by $807,000 to $2.7 million during the year ended December 31, 2005 compared to $1.9 million for the same period in 2004, due to continued growth in trust assets. Brokered loan fees, which includes third party fees on mortgage warehouse and premium finance loans, increased $763,000 to $1.8 million during the year ended December 31, 2005, compared to $996,000 for the same period in 2004. Additionally, insurance commission income increased $603,000 due to increased focus on the insurance business. Offsetting these increases was a decrease in cash processing fees. Cash processing fees were $587,000 lower in 2005 compared to 2004. These fees were related to a special project that occurred in the first quarter of 2003 and 2004. Also, there was a decrease in BOLI income related to an annual adjustment in earning rates.

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

Non-interest Expense

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Salaries and employee benefits	$50,726	$34,794	$23,604
Net occupancy expense	7,520	5,695	4,987
Marketing	3,336	2,609	1,432
Legal and professional	5,166	3,141	2,867
Communications and data processing	2,900	3,158	3,042
Franchise taxes	273	246	124
Repurchase agreement penalties	—	—	6,262
Other(1)	11,108	7,697	6,062

Total non-interest expense	$81,029	$57,340	$48,380

(1)	Other expense includes such items as courier expenses, regulatory assessments, due from bank charges, and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the year ended December 31, 2005 increased $23.7 million, or 41.3%, compared to the same period of 2004. This increase is due primarily to an $15.9 million increase in salaries and employee benefits. The increase in salaries and employee benefits resulted from an increase in the total number of employees related to general business growth, additional staffing for the new Houston office, addition of the premium finance business, the continued expansion of the residential mortgage lending division, increased focus on the insurance business and increased incentive compensation reflective of our performance. Of the increase, approximately $775,000 is related to commissions in the residential mortgage lending division and represents a variable component of compensation expense directly related to residential loan productions, sales and gains on the sale of mortgage loans reflected in non-interest income.

Occupancy expense increased by $1.8 million to $7.5 million during the year ended December 31, 2005 compared to the same period in 2004 and is related to our continued growth in the residential mortgage lending division, our Houston office, and the premium finance business.

Marketing expense for the year ended December 31, 2005 increased $727,000, or 27.9%, compared to 2004. Marketing expense for the year ended December 31, 2005 included $557,000 of direct marketing and promotions and $1.5 million in business development compared to direct marketing and promotions of $235,000 and business development of $1.2 million during 2004. Marketing expense for the year ended December 31, 2005 also included $1.3 million for the purchase of miles related to the American Airlines AAdvantage® program compared to $1.2 million during 2004. Marketing may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets. Legal and professional expenses increased $2.0 million, or 64.5%, mainly related to growth, creation of BankDirect Capital Finance (BDCF) and increased cost of compliance with laws and regulations. Communications and data processing expense for the year ended December 31, 2005 decreased $258,000, or 8.2%.

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

Marketing expense for the year ended December 31, 2004 increased $1.2 million, or 82.1%, compared to 2003. Marketing expense for the year ended December 31, 2004 included $235,000 of direct marketing and promotions and

$1.2 million in business development compared to direct marketing and promotions of $122,000 and business development of $593,000 during 2003. Marketing expense for the year ended December 31, 2004 also included $1.2 million for the purchase of miles related to the American Airlines AAdvantage® program compared to $717,000 during 2003. Marketing may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets. Legal and professional expenses increased $274,000 or 9.6%, mainly related to growth and increased cost of compliance with laws and regulations. Communications and data processing expense for the year ended December 31, 2004 increased $116,000, or 3.8%, due to growth in our loan and deposit base and increased staff.`

Income Taxes

At December 31, 2005, we had a gross deferred tax asset of $13.7 million, which relates primarily to our allowance for loan losses and our unrealized loss on securities. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. We recognized income tax expense of $14.0 million, for an effective tax rate of 34.0% for 2005. The effective income tax rate differed from the U.S. statutory rate of 35% during 2005 primarily due to the effect of tax-exempt income from securities and insurance policies, and state income taxes.

At December 31, 2004, we had a gross deferred tax asset of $8.8 million, which related primarily to our allowance for loan losses. For 2004, we recognized income tax expense of $9.8 million, for an effective tax rate of 33.3%. The effective income tax rate differed from the U.S. statutory rate of 35% during 2004 primarily due to the effect of tax-exempt income from securities and insurance policies, and state income taxes.

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

Consolidated Interim Financial Information (Unaudited)

	2005 Selected Quarterly Financial Data
	Fourth	Third	Second	First
	(In thousands except per share data)

Interest income	$49,195	$45,146	$39,167	$34,187
Interest expense	20,734	18,188	14,683	12,519

Net interest income	28,461	26,958	24,484	21,668
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	28,461	26,958	24,484	21,668
Non-interest income	5,986	5,790	4,694	4,179
Non-interest expense	22,736	21,249	19,190	17,854

Income before income taxes	11,711	11,499	9,988	7,993
Income tax expense	3,966	3,915	3,401	2,717

Net income	$7,745	$7,584	$6,587	$5,276

Earnings per share:
Basic	$.30	$.30	$.26	$.21

Diluted	$.29	$.28	$.25	$.20

Average shares:
Basic	25,726,000	25,650,000	25,578,000	25,522,000

Diluted	26,737,000	26,676,000	26,543,000	26,623,000

	2004 Selected Quarterly Financial Data
	Fourth	Third	Second	First
	(In thousands except per share data)

Interest income	$32,529	$29,019	$25,056	$24,274
Interest expense	11,069	9,633	7,804	7,630

Net interest income	21,460	19,386	17,252	16,644
Provision for loan losses	200	375	363	750

Net interest income after provision for loan losses	21,260	19,011	16,889	15,894
Non-interest income	3,738	3,463	3,116	3,315
Non-interest expense	15,917	14,595	13,496	13,332

Income before income taxes	9,081	7,879	6,509	5,877
Income tax expense	3,054	2,643	2,149	1,940

Net income	$6,027	$5,236	$4,360	$3,937

Earnings per share:
Basic	$.24	$.21	$.17	$.16

Diluted	$.23	$.20	$.17	$.15

Average shares:
Basic	25,386,000	25,302,000	25,245,000	25,109,000

Diluted	26,457,000	26,264,000	26,140,000	26,076,000

Analysis of Financial Condition

Loan Portfolio

Our loan portfolio has grown at an annual rate of 17.1%, 28.4% and 30.1% in 2003, 2004 and 2005, respectively, reflecting the build-up of our lending operations. Our business plan focuses primarily on lending to middle market businesses and high net worth individuals, and accordingly, commercial and real estate loans have comprised a majority of our loan portfolio since we commenced operations, increasing from 68.6% of total loans at December 31, 2001 to 75.7% of total loans at December 31, 2005. Construction loans have decreased from 19.9% of the portfolio at December 31, 2001 to 17.6% of the portfolio at December 31, 2005. Consumer loans have decreased from 2.8% of the portfolio at December 31, 2001 to 0.91% of the portfolio at December 31, 2005. Loans held for sale, which are principally residential mortgage loans being warehoused for sale (typically within 30 days), fluctuate based on the level of market demand in the product.

We originate substantially all of the loans held in our portfolio, except in certain instances we have purchased individual leases and lease pools (primarily commercial and industrial equipment and vehicles), as well as select loan participations and USDA government guaranteed loans.

The following summarizes our loan portfolios by major category as of the dates indicated:

	December 31
	2005	2004	2003	2002	2001
	(In thousands)

Commercial	$1,182,734	$818,156	$608,542	$509,505	$402,302
Construction	387,163	328,074	256,134	172,451	180,115
Real estate	478,634	397,029	339,069	282,703	218,192
Consumer	19,962	15,562	16,564	24,195	25,054
Equipment leases	16,337	9,556	13,152	17,546	34,552
Loans held for sale	111,178	119,537	80,780	116,106	43,764

Total	$2,196,008	$1,687,914	$1,314,241	$1,122,506	$903,979

We continue to lend primarily in Texas. As of December 31, 2005, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. Within the loan portfolio, loans to the services industry were $754.0 million, or 34.3%, of total loans at December 31, 2005. Other notable concentrations include $246.6 million in personal/household loans (which includes loans to certain high net worth individuals for commercial purposes and mortgage loans held for sale, in addition to consumer loans), $345.9 million to the contracting industry, $264.5 million in petrochemical and mining loans and $259.9 million in investors and investment management company loans. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

Loan Maturity and Interest Rate Sensitivity on December 31, 2005

		Remaining Maturities of Selected Loans
	Total	Within 1 Year	1-5 Years	After 5 Years
	(In thousands)

Loan maturity:
Commercial	$1,182,734	$564,838	$511,816	$106,080
Construction	387,163	173,784	195,262	18,117

Total	$1,569,897	$738,622	$707,078	$124,197

Interest rate sensitivity for selected loans with:
Predetermined interest rates	$195,203	$136,873	$41,451	$16,879
Floating or adjustable interest rates	1,374,694	601,749	665,627	107,318

Total	$1,569,897	$738,622	$707,078	$124,197

Summary of Loan Loss Experience

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We did not record a provision for the year ended December 31, 2005, but recorded provisions of $1.7 million for 2004 and $4.0 million for 2003. The provision for loan losses necessary to maintain reserve adequacy decreased due to the improvement in indicators of credit quality in 2005 and 2004, such as net charge-offs and the level of non-performing loans.

The reserve for loan losses is comprised of specific reserves for impaired loans and an estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We regularly evaluate our reserve for loan losses to maintain an adequate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of specific reserves include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All loan commitments rated substandard or worse and greater than $1,000,000 are specifically reviewed and a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans greater than $50,000. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate that portion of the required reserve assigned to unfunded loan commitments. Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.

The reserve allocation percentages assigned to each credit grade have been developed based on an analysis of our historical loss rates and historical loss rates at selected peer banks, adjusted for certain qualitative factors. Qualitative adjustments for such things as general economic conditions, changes in credit policies and lending standards, and changes in the trend and severity of problem loans, can cause the estimation of future losses to differ from past experience. In addition, the reserve considers the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio. The portion of the allowance that is not derived by the allowance allocation percentages compensates for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We evaluate many factors and conditions in determining the unallocated portion of the allowance, including the economic and business conditions affecting key lending areas, credit quality trends and general growth in the portfolio. The Company’s allowance for loan and lease losses exceeds its cumulative historical net charge-off experience for the last five years. The allowance, which has declined as a percent of total loans, is considered adequate and appropriate, given the significant growth in the loan and lease portfolio, current economic conditions in the Company’s market areas and other factors.

The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and anticipated future credit losses. The changes are reflected in the general reserve and in specific reserves as the collectibility of larger classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored, and our reserve adequacy relies primarily on our loss history. Currently, the review of reserve adequacy is performed by executive management and presented to our board of directors for their review, consideration and ratification on a quarterly basis.

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $18.9 million at December 31, 2005 $18.7 million at December 31, 2004 and $17.7 million at December 31, 2003. Despite the increase in the total reserve, due to growth in the portfolio, the reserve had decreased to 0.91% at year-end 2005 from 1.20% and 1.44% of loans held for investment at December 31, 2004 and 2003, respectively.

The table below presents a summary of our loan loss experience for the past five years.

Summary of Loan Loss Experience

	Year Ended December 31
	2005		2004		2003		2002		2001
	(In thousands, except percentage and multiple data)

Beginning balance	$18,698		$17,727		$14,538		$12,598		$8,910
Loans charged-off:
Commercial	410		258		50		2,096		1,418
Real estate	28		—		402		—		—
Consumer	93		157		5		11		—
Equipment Leases	66		939		618		1,740		656

Total	597		1,354		1,075		3,847		2,074
Recoveries:
Commercial	569		148		78		42		—
Consumer	2		—		—		—		—
Equipment Leases	225		489		161		116		—

	796		637		239		158		—

Net charge-offs (recoveries)	(199)		717		836		3,689		2,074
Provision for loan losses	—		1,688		4,025		5,629		5,762

Ending balance	$18,897		$18,698		$17,727		$14,538		$12,598

Reserve to loans held for investment(2)	.91%		1.20%		1.44%		1.45%		1.47%
Net charge-offs (recoveries) to average loans(2)	(.01)%		.05%		.08%		.40%		.27%
Provision for loan losses to average loans(2)	.00%		.12%		.37%		.61%		.75%
Recoveries to gross charge-offs	133.33%		47.05%		22.23%		4.11%		—
Reserve as a multiple of net charge-offs	N/M		26.1	x	21.2	x	3.9	x	6.1	x
Non-performing and renegotiated loans:
Non-accrual(1)	$5,657		$5,850		$10,217		$2,776		$6,032
Loans past due (90 days)(3)	2,795		209		7		135		384
Renegotiated	—		—		—		—		5,013

Total	$8,452		$6,059		$10,224		$2,911		$11,429

Allowance to non-performing loans	2.2	x	3.1	x	1.7	x	5.0	x	1.1	x

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $121,000, $168,000, $154,000 and $771,000 for the years ended December 31, 2005, 2004, 2003 and 2002, respectively.

(2)	Excludes loans held for sale.

(3)	At December 31, 2005, loans past due 90 days and still accruing includes premium finance loans of $2.5 million (89.4% of total). These loans are secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take up to 180 days from the cancellation date.

Loan Loss Reserve Allocation

	December 31
	2005		2004		2003		2002		2001
	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans
	(In thousands, except percentage data)

Loan category:
Commercial	$9,996	53%	$6,829	48%	$6,376	46%	$4,818	45%	$7,549	45%
Construction	2,346	18	2,701	19	2,608	20	2,008	15	1,004	20
Real estate(1)	3,095	27	2,136	31	2,113	32	3,193	36	1,738	29
Consumer	115	1	371	1	93	1	114	2	116	2
Equipment Leases	395	1	457	1	932	1	706	2	623	4
Unallocated	2,950	—	6,204	—	5,605	—	3,699	—	1,568	—

Total	$18,897	100%	$18,698	100%	$17,727	100%	$14,538	100%	$12,598	100%

(1)	Includes loans held for sale.

During January 2006, payoff of certain criticized loans reduced the allocation of allowance for loan losses by approximately $1.0 million, increasing the unallocated portion of the allowance for loan losses to approximately $4.0 million. Since year-end 2003, the decrease in the unallocated portion of the allowance for loan losses has resulted primarily from application of risk grades to the growing loan portfolio.

Non-performing Assets

Non-performing assets include non-accrual loans and equipment leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. The table below summarizes our non-accrual loans by type:

	Year Ended December 31
	2005	2004	2003
	(In thousands)

Non-accrual loans:
Commercial	$4,931	$687	$4,124
Construction	61	4,371	3,986
Real estate	464	403	951
Consumer	51	126	105
Equipment Leases	150	263	1,051

Total non-accrual loans	$5,657	$5,850	$10,217

Reserves	$1,116	$1,278	$2,252

At December 31, 2005, 2004 and 2003, we had $2.8 million, $209,000 and $7,000, respectively, in accruing loans past due 90 days or more. We did not recognize interest income on impaired loans during 2005, compared to $232,000 and $131,000 of interest income on impaired loans in 2004 and 2003, respectively. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2005, 2004 and 2003 totaled $121,000, $168,000 and $154,000, respectively. At December 31, 2005 and 2004, we had $156,000 and $180,000, respectively, in other repossessed assets.

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of December 31, 2005, approximately $46,000 of our non-accrual loans were earning on a cash basis.

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

During the year ended December 31, 2005, we maintained an average securities portfolio of $712.4 million compared to an average portfolio of $784.4 million for the same period in 2004. The December 31, 2005 portfolio was primarily comprised of mortgage-backed securities. The mortgage-backed securities in our portfolio at December 31, 2005 primarily consisted of government agency mortgage-backed securities.

Our unrealized gain on the securities portfolio value decreased from a gain of $4.0 million, which represented .50% of the amortized cost, at December 31, 2004, to a loss of $12.5 million, which represented 1.94% of the amortized cost, at December 31, 2005. The Company does not believe these unrealized losses are “other than temporary” as (1) the Company has the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value; (2) it is not probable that the Company will be unable to collect the amounts contractually due; and (3) no decision to dispose of the investments were made prior to the balance sheet date. The unrealized losses noted are interest rate related due to rising rates at December 31, 2005 in relation to previous rates in 2004. The Company has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

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

The average expected life of the mortgage-backed securities was 3.7 years at December 31, 2005 and December 31, 2004. The effect of possible changes in interest rates on our earnings and equity is discussed under “Interest Rate Risk Management.”

The following presents the amortized cost and fair values of the securities portfolio at December 31, 2005, 2004 and 2003.

	At December 31
	2005		2004		2003
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Available-for-sale:
U.S. Treasuries	$2,589	$2,587	$1,896	$1,895	$1,798	$1,798
Mortgage-backed securities	533,374	522,499	690,775	694,543	698,093	702,532
Corporate securities	45,896	45,207	46,272	46,630	46,635	47,352
Municipals	48,642	47,846	48,721	48,644	11,449	11,372
Equity securities(1)	12,449	12,343	12,891	12,832	12,336	12,284

Total available-for-sale securities	$642,950	$630,482	$800,555	$804,544	$770,311	$775,338

(1)	Equity securities consist of Federal Reserve Bank stock, Federal Home Loan Bank stock, and Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity:

	At December 31, 2005
		After One	After Five
	Less Than	Through	Through	After Ten
	One Year	Five Years	Ten Years	Years	Total
	(In thousands, except percentage data)

Available-for-sale:
U.S. Treasuries:
Amortized cost	$2,589	$—	$—	$—	$2,589
Estimated fair value	$2,587	$—	$—	$—	$2,587
Weighted average yield	3.862%	—	—	—	3.862%
Mortgage-backed securities:(1)
Amortized cost	60	73,598	106,980	352,736	533,374
Estimated fair value	60	71,493	104,266	346,680	522,499
Weighted average yield	6.000%	3.985%	4.337%	4.625%	4.479%
Corporate securities:
Amortized cost	10,201	30,696	4,999	—	45,896
Estimated fair value	10,073	30,025	5,109	—	45,207
Weighted average yield	3.016%	3.880%	7.376%	—	4.075%
Municipals:(2)
Amortized cost	—	6,158	28,285	14,199	48,642
Estimated fair value	—	6,044	27,849	13,953	47,846
Weighted average yield	—	6.415%	7.985%	8.766%	8.017%
Equity securities:
Amortized cost	12,449	—	—	—	12,449
Estimated fair value	12,343	—	—	—	12,343
Total available-for-sale securities:

Amortized cost					$642,950

Estimated fair value					$630,482

(1)	Actual maturities may differ significantly from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The average expected life of the mortgage-backed securities was 3.7 years at December 31, 2005.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

The following table discloses, as of December 31, 2005 and 2004, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

December 31, 2005
U.S. Treasuries	$2,587	$(2)	$—	$—	$2,587	$(2)
Mortgage-backed securities	280,855	(5,914)	157,199	(5,888)	438,054	(11,802)
Corporate securities	30,025	(671)	10,073	(128)	40,098	(799)
Municipals	35,525	(562)	8,959	(256)	44,484	(818)
Equity securities	999	(7)	1,401	(99)	2,400	(106)

	$349,991	$(7,156)	$177,632	$(6,371)	$527,623	$(13,527)

December 31, 2004
U.S. Treasuries	$1,895	$(1)	$—	$—	$1,895	$(1)
Mortgage-backed securities	191,433	(1,174)	66,114	(1,309)	257,547	(2,483)
Corporate securities	10,400	(69)	—	—	10,400	(69)
Municipals	27,521	(272)	—	—	27,521	(272)
Equity securities	—	—	1,440	(60)	1,440	(60)

	$231,249	$(1,516)	$67,554	$(1,369)	$298,803	$(2,885)

We believe the investment securities in the table above are within ranges customary for the banking industry. The number of investment positions in this unrealized loss position totals 30. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value; (2) it is not probable that we will be unable to collect the amounts contractually due; and (3) no decision to dispose of the investments were made prior to the balance sheet date. The unrealized losses noted are interest rate related due to rising rates in 2005 in relation to previous rates in 2004. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

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

Average deposits for the year ended December 31, 2005 increased $519.7 million compared to the same period of 2004. Average demand deposits, interest bearing transaction accounts, savings, and time deposits increased by $111.8 million, $11.5 million, $88.6 million, and $307.8 million, respectively, during the year ended December 31, 2005 as compared to the same period of 2004. The average cost of deposits increased in 2005 mainly due to higher market interest rates.

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

Deposit Analysis

	Average Balances
	2005	2004	2003
	(In thousands)

Non-interest bearing	$410,213	$298,430	$249,782
Interest bearing transaction	108,459	96,911	65,521
Savings	647,039	558,479	443,098
Time deposits	545,603	512,852	541,504
Deposits in foreign branches	360,142	85,133	6,656

Total average deposits	$2,071,456	$1,551,805	$1,306,561

As with our loan portfolio, most of our deposits are from businesses and individuals in Texas, particularly the Dallas metropolitan area. As of December 31, 2005, approximately 75% of our deposits originated out of our Dallas metropolitan banking centers. Uninsured deposits at December 31, 2005 were 56% of total deposits, compared to 62% of total deposits at December 31, 2004 and 60% of total deposits at December 31, 2003. The presentation for 2005, 2004 and 2003 does reflect combined ownership, but does not reflect all of the account styling that would determine insurance based on FDIC regulations.

At December 31, 2005, approximately 5% of our total deposits were comprised of a number of short-term maturity deposits from a single municipal entity. We use these funds to increase our net interest income from excess securities that we pledge as collateral for these deposits.

At December 31, 2005, we had $545.3 million in interest bearing time deposits of $100,000 or more in foreign branches related to our Cayman Islands branch.

Maturity of Domestic CDs and Other Time Deposits in Amounts of $100,000 or More

	December 31
	2005	2004	2003
	(In thousands)

Months to maturity:
3 or less	$298,134	$174,392	$214,778
Over 3 through 6	24,224	33,229	37,890
Over 6 through 12	89,481	56,943	53,678
Over 12	96,341	137,325	104,866

Total	$508,180	$401,889	$411,212

Liquidity and Capital Resources

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (BSMC), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the years ended December 31, 2004 and 2005, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank) and Federal Home Loan Bank (FHLB) borrowings.

Since early 2001, our liquidity needs have primarily been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding as possible from deposits of these core customers, which as of December 31, 2005, comprised $2,388.7 million, or 95.7%, of total deposits, compared to $1,730.7 million, or 95.2%, of total deposits, at December 31, 2004. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect.

In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. As of December 31, 2005, brokered retail CDs comprised $106.5 million, or 4.3%, of total deposits. Our dependence on retail brokered CDs is limited by our internal funding guidelines, which as of December 31, 2005, limited borrowing from these sources to 15% of total deposits.

Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), securities sold under repurchase agreements, treasury, tax and loan notes, and advances from the FHLB. As of December 31, 2005, our borrowings consisted of a total of $99.7 million of securities sold under repurchase agreements, $103.5 million of downstream federal funds purchased, $8.7 million from customer repurchase agreements and $3.9 million of treasury, tax and loan notes. Credit availability from the FHLB is based on our bank’s financial and operating condition and borrowing collateral we hold with the FHLB. At December 31, 2005, $50.0 million of our borrowings consisted of borrowings from the FHLB. Our unused FHLB borrowing capacity at December 31, 2005 was approximately $280.0 million. As of December 31, 2005, we had unused upstream federal fund lines available from commercial banks of approximately $280.5 million. During the year ended December 31, 2005, our average borrowings from these sources were $477.2 million, of which $315.6 million related to securities sold under repurchase agreements. The maximum amount of borrowed funds outstanding at any month-end during the year ended December 31, 2005 was $610.3 million, of which $354.2 million related to securities sold under repurchase agreements.

On November 19, 2002, Texas Capital Bancshares Statutory Trust I issued $10,000,000 of its Floating Rate Capital Securities Cumulative Trust Preferred Securities (the 2002 Trust Preferred) in a private offering. On April 10, 2003, Texas Capital Statutory Trust II issued $10,000,000 of its Floating Rate Capital Securities Cumulative Trust Preferred Securities (the 2003 Trust Preferred) in a private offering. Proceeds of the 2002 Trust Preferred and the 2003 Trust Preferred were invested in a related series of our Floating Rate Junior Subordinated Deferrable Interest Securities (the Subordinated Debentures). After deducting underwriter’s compensation andother expenses of the offerings, the net proceeds were available to us to increase capital and for general corporate purposes, including use in investment and lending activities.

The interest rate on the Subordinated Debentures issued in connection with the 2002 Trust Preferred adjusts every three months and is currently 7.88%. The interest rate on the Subordinated Debentures issued in connection with the 2003 Trust Preferred adjusts every three months and is currently 7.50%. Interest payments on the Subordinated Debentures are deductible for federal income tax purposes. The payment by us of the principal and interest on the Subordinated Debentures is subordinated and junior in light of payment to the prior payment in full of all of our senior indebtedness, whether outstanding at this time or incurred in the future.

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

On October 6, 2005, Texas Capital Statutory Trust III issued $25,000,000 of its Fixed/Floating Rate Capital Securities (the “Capital Securities”) in a private offering. Proceeds of the Capital Securities, together with the proceeds from the sale by the Trust of its Common Securities to the Company, were invested in a related series of our Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debentures”). After deducting underwriter’s compensation and other expenses of the offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities.

The interest rate on the Debentures issued in connection with the 2005 Trust Preferred is a fixed rate of 6.19% for five years through December 15, 2010. Interest payments on the Subordinated Debentures are deductible for federal income tax purposes. The payment by us of the principal and interest on the Subordinated Debentures is subordinated and junior in light of payment to the prior payment in full of all of our senior indebtedness, whether outstanding at this time or incurred in the future.

The Capital Securities and the Debentures each mature in October 2035; however, the Capital Securities and the Debentures may be redeemed at the option of the Company on fixed quarterly dates beginning on December 15, 2010.

The following table presents, as of December 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note	Within One	After One But	After Three But	After
	Reference	Year	Within Three Years	Within Five Years	Five Years	Total
	(In thousands)

Deposits without a stated maturity(a)	6	$1,352,196	$—	$—	$—	$1,352,196
Time deposits (a)	6	999,495	44,924	98,387	177	1,142,983
Federal funds purchased	7	103,497	—	—	—	103,497
Securities sold under repurchase agreements(a)	7	70,250	29,400	—	—	99,650
Customer repurchase agreements(a)	7	8,707	—	—	—	8,707
Treasury, tax and loan notes(a)	7	3,867	—	—	—	3,867
FHLB borrowings(a)	7	50,000	—	—	—	50,000
Operating lease obligations	16	5,230	10,414	6,997	2,975	25,616
Long-term debt(a)	7, 8	—	—	—	46,394	46,394

Total contractual obligations		$2,593,242	$84,738	$105,384	$49,564	$2,832,910

(a)	Excludes interest.

Off-Balance Sheet Arrangements

The contractual amount of our financial instruments with off-balance sheet risk expiring by period at December 31, 2005 is presented below:

		After One	After Three
	Within One	But Within	But Within	After Five
	Year	Three Years	Five Years	Years	Total
	(In thousands)

Commitments to extend credit	$476,361	$326,239	$42,243	$6,782	$851,625
Standby and commercial letters of credit	46,019	6,535	—	—	52,554

Total financial instruments with off-balance sheet risk	$522,380	$332,774	$42,243	$6,782	$904,179

Due to the nature of our unfunded loan commitments, including unfunded lines of credit, the amounts presented in the table above do not necessarily represent amounts that we anticipate funding in the periods presented above.

Our equity capital averaged $204.5 million for the year ended December 31, 2005 as compared to $182.2 million in 2004 and $142.4 million in 2003. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the future.

Our actual and minimum required capital amounts and actual ratios are as follows:

	Regulatory Capital Adequacy
	December 31,		December 31,
	2005		2004
	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage data)

Total capital (to risk-weighted assets):
Company
Actual	$275,695	10.83%	$229,658	11.67%
Minimum required	203,701	8.00%	157,395	8.00%
Excess above minimum	71,994	2.83%	72,263	3.67%
Bank
Actual	258,327	10.15%	199,005	10.13%
To be well-capitalized	254,431	10.00%	196,494	10.00%
Minimum required	203,544	8.00%	157,195	8.00%
Excess above well-capitalized	3,896	0.15%	2,511	.13%
Excess above minimum	54,783	2.15%	41,810	2.13%
Tier 1 capital (to risk-weighted assets):
Company
Actual	$256,798	10.09%	$210,960	10.72%
Minimum required	101,851	4.00%	78,697	4.00%
Excess above minimum	154,947	6.09%	132,263	6.72%

	Regulatory Capital Adequacy
	December 31,		December 31,
	2005		2004
	Amount	Ratio	Amount	Ratio
	(In thousands, except percentage data)

Bank
Actual	$239,430	9.41%	$180,307	9.18%
To be well-capitalized	152,658	6.00%	117,896	6.00%
Minimum required	101,772	4.00%	78,597	4.00%
Excess above well-capitalized	86,772	3.41%	62,411	3.18%
Excess above minimum	137,658	5.41%	101,710	5.18%
Tier 1 capital (to average assets):
Company
Actual	$256,798	8.68%	$210,960	8.31%
Minimum required	118,296	4.00%	101,500	4.00%
Excess above minimum	138,502	4.68%	109,460	4.31%
Bank
Actual	$239,430	8.10%	$180,307	7.11%
To be well-capitalized	147,775	5.00%	126,750	5.00%
Minimum required	118,220	4.00%	101,400	4.00%
Excess above well-capitalized	91,655	3.10%	53,557	2.11%
Excess above minimum	121,210	4.10%	78,907	3.11%

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

Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 5, Accounting for Contingencies. The allowance for loan losses is established through a provision for loan losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the loan losses inherent in the loan portfolio. The allowance for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. Factors contributing to the determination of specific reserves include the credit-worthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or inthe value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general reserve, the portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. See “Summary of Loan Loss Experience” for further discussion of the risk factors considered by management in establishing the allowance for loan losses.

New Accounting Standard

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The statement eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation expense in the income statement based on their fair values on the measurement date. We will implement SFAS 123R effective January 1, 2006. We will transition to the fair-value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation expense for the portion of awards which the requisite service has not been rendered, generally non-vested awards that are outstanding as of January 1, 2006, must be recognized as the remaining requisite service is rendered during the period after the adoption of SFAS 123R. Compensation expense for those earlier awards will be based on the same method and on the same grant date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on stock-based compensation awards outstanding at December 31, 2005 for which the requisite service period is not expected to be fully rendered prior to January 1, 2006, we expect to recognize compensation expense comparable to the amounts previously reported, on a quarterly basis and in this document, on a pro forma basis. Future levels of compensation expense will be impacted by new awards, which can not be estimated at this time.

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

The responsibility for managing market risk rests with the BSMC, which operates under policy guidelines established by our board of directors. The negative acceptable variation in net interest revenue due to a 200 basis point increase or decrease in interest rates is generally limited by these guidelines to +/− 5%. These guidelines also establish maximum levels for short-term borrowings, short-term assets, and public and brokered deposits. They also establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is the ongoing responsibility of the BSMC, with exceptions reported to our board of directors on a quarterly basis.

Interest Rate Risk Management

Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of December 31, 2005, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Interest Rate Sensitivity Gap Analysis

	December 31, 2005
	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
	(In thousands)

Securities(1)	$26,592	$79,228	$180,970	$343,692	$630,482
Total Variable Loans	1,849,899	19,075	803	1,156	1,870,933
Total Fixed Loans	111,383	64,117	77,272	72,303	325,075

Total Loans(2)	1,961,282	83,192	78,075	73,459	2,196,008
Total Interest Sensitive Assets	$1,987,874	$162,420	$259,045	$417,151	$2,826,490

Liabilities:
Interest Bearing Customer Deposits	$1,386,678	$—	$—	$—	$1,386,678
CD’s & IRA’s	264,600	87,663	39,153	98,319	489,735
Wholesale Deposits	50,099	50,358	5,770	245	106,472

Total Interest-bearing Deposits	$1,701,377	$138,021	$44,923	$98,564	$1,982,885
Repo, FF, FHLB Borrowings	193,821	42,500	29,400	—	265,721
Trust Preferred	—	—	—	46,394	46,394

Total Borrowing	193,821	42,500	29,400	46,394	312,115
Total Interest Sensitive Liabilities	$1,895,198	$180,521	$74,323	$144,958	$2,295,000

GAP	92,676	(18,101)	184,722	272,193	—
Cumulative GAP	92,676	74,575	259,297	531,490	531,490
Demand Deposits					512,294
Stockholders’ Equity					215,523

Total					$727,817

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.

The table above sets forth the balances as of December 31, 2005 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.

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

Our interest rate risk exposure model incorporates assumptions regarding the level of interest rate or balance changes on indeterminable maturity deposits (demand deposits, interest bearing transaction accounts and savings accounts) for a given level of market rate changes. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Changes in prepayment behavior of mortgage-backed securities, residential, and commercial mortgage loans in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. The impact of plannedgrowth and new business activities is factored into the simulation model. This modeling indicated interest rate sensitivity as follows:

	Anticipated Impact Over the Next Twelve Months
	as Compared to Most Likely Scenario
	200 bp Increase	200 bp Decrease	200 bp Increase	100 bp Decrease(1)
	December 31, 2005	December 31, 2005	December 31, 2004	December 31, 2004
	(In thousands)

Change in net interest income	$6,794	$(6,700)	$8,363	$(3,724)

(1)	Due to interest rate levels at 12/31/04, calculating the change in net interest income with a 200 bp decrease would have yielded information that would have been not meaningful.

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

Supplementary Data — Included elsewhere in this Form 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Texas Capital Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Texas Capital Bancshares, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Capital Bancshares, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006, expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Dallas, Texas
February 28, 2006

Texas Capital Bancshares, Inc.

Consolidated Balance Sheets

	December 31
	2005	2004
	(In thousands except share data)

ASSETS
Cash and due from banks	$137,840	$78,490
Securities, available-for-sale	630,482	804,544
Loans held for sale	111,178	119,537
Loans held for investment, net	2,057,064	1,545,880
Premises and equipment, net	21,632	4,518
Accrued interest receivable and other assets	71,517	56,698
Goodwill and intangible assets, net	12,512	1,496

Total assets	$3,042,225	$2,611,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$512,294	$397,629
Interest bearing	1,436,111	1,234,283
Interest bearing in foreign branches	546,774	157,975

	2,495,179	1,789,887
Accrued interest payable	4,778	3,511
Other liabilities	14,630	6,879
Federal funds purchased	103,497	113,478
Repurchase agreements	108,357	478,204
Other borrowings	53,867	3,309
Long-term debt	46,394	20,620

Total liabilities	2,826,702	2,415,888
Stockholders’ equity:
Common stock, $.01 par value:
Authorized shares — 100,000,000 Issued shares — 25,771,718 and 25,461,602 at December 31, 2005 and 2004, respectively	258	255
Additional paid-in capital	176,131	172,380
Retained earnings	47,239	20,047
Treasury stock (shares at cost: 84,274 at December 31, 2005 and 2004)	(573)	(573)
Deferred compensation	573	573
Accumulated other comprehensive income (loss)	(8,105)	2,593

Total stockholders’ equity	215,523	195,275

Total liabilities and stockholders’ equity	$3,042,225	$2,611,163

See accompanying notes.

Texas Capital Bancshares, Inc.

Consolidated Statements of Operations

	Year Ended December 31
	2005	2004	2003
	(In thousands except per share data)

Interest income:
Interest and fees on loans	$136,225	$78,600	$62,451
Securities	30,712	32,200	22,853
Federal funds sold	611	65	166
Deposits in other banks	147	13	14

Total interest income	167,695	110,878	85,484
Interest expense:
Deposits	50,028	23,237	20,931
Federal funds purchased	4,383	1,791	1,550
Repurchase agreements	8,978	9,538	8,621
Other borrowings	877	474	322
Long-term debt	1,858	1,096	905

Total interest expense	66,124	36,136	32,329

Net interest income	101,571	74,742	53,155
Provision for loan losses	—	1,688	4,025

Net interest income after provision for loan losses	101,571	73,054	49,130
Non-interest income:
Service charges on deposit accounts	3,223	3,370	3,446
Trust fee income	2,739	1,932	1,313
Gains on sale of securities, net	—	—	666
Cash processing fees	—	587	973
Bank owned life insurance (BOLI) income	1,136	1,288	1,619
Brokered loan fees	1,759	996	1,524
Gain on sale of mortgage loans	7,992	3,420	120
Insurance commissions	1,047	444	163
Other	2,753	1,595	1,068

Total non-interest income	20,649	13,632	10,892
Non-interest expense:
Salaries and employee benefits	50,726	34,794	23,604
Net occupancy expense	7,520	5,695	4,987
Marketing	3,336	2,609	1,432
Legal and professional	5,166	3,141	2,867
Communications and data processing	2,900	3,158	3,042
Franchise taxes	273	246	124
Repurchase agreement penalties	—	—	6,262
Other	11,108	7,697	6,062

Total non-interest expense	81,029	57,340	48,380

Income before income taxes	41,191	29,346	11,642
Income tax expense (benefit)	13,999	9,786	(2,192)

Net income	27,192	19,560	13,834
Preferred stock dividends	—	—	(699)

Income available to common stockholders	$27,192	$19,560	$13,135

Income per share:
Basic	$1.06	$.77	$.62

Diluted	$1.02	$.75	$.60

See accompanying notes.

Texas Capital Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

					Series A-1			Retained				Accumulated
	Series A Convertible				Non-Voting		Additional	Earnings/				Other
	Preferred Stock		Common Stock		Common Stock		Paid-in	(Accumulated	Treasury Stock		Deferred	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Shares	Amount	Compensation	Income (Loss)	Total
	(In thousands except share data)

Balance at December 31, 2002	1,057,142	$11	18,500,812	$185	695,516	$7	$131,881	$(13,347)	(97,246)	$(668)	$573	$6,334	$124,976
Comprehensive income:
Net income	—	—	—	—	—	—	—	13,834	—	—	—	—	13,834
Change in unrealized gain on available- for-sale securities, net of taxes of $1,760, net of reclassification amount of $666	—	—	—	—	—	—	—	—	—	—	—	(3,066)	(3,066)

Total comprehensive income													10,768
Tax benefit related to exercise of stock options	—	—	—	—	—	—	412	—	—	—	—	—	412
Sale of common stock	—	—	3,698,913	37	—	—	36,167	—	—	—	—		36,204
Conversion of preferred stock	(1,057,142)	(11)	2,114,284	21	—	—	(10)	—	—	—	—	—	—
Preferred dividends	—	—	—	—	—	—	(699)	—	—	—	—	—	(699)
Transfers	—	—	401,598	4	(401,598)	(4)	—	—	—	—	—	—	—
Sale of treasury stock	—	—	—	—	—	—	—	—	12,972	95	—	—	95

Balance at December 31, 2003	—	—	24,715,607	247	293,918	3	167,751	487	(84,274)	(573)	573	3,268	171,756
Comprehensive income:
Net income	—	—	—	—	—	—	—	19,560	—	—	—	—	19,560
Change in unrealized gain on available- for-sale securities, net of taxes of $363	—	—	—	—	—	—	—	—	—	—	—	(675)	(675)

Total comprehensive income													18,885
Tax benefit related to exercise of stock options	—	—	—	—	—	—	1,411	—	—	—	—	—	1,411
Sale of common stock	—	—	452,077	5	—	—	3,218	—	—	—	—	—	3,223
Transfers	—	—	293,918	3	(293,918)	(3)	—	—	—	—	—	—	—

Balance at December 31, 2004	—	—	25,461,602	255	—	—	$172,380	20,047	(84,274)	(573)	573	2,593	195,275
Comprehensive income:
Net income	—	—	—	—	—	—	—	27,192	—	—	—	—	27,192
Change in unrealized gain (loss) on available- for-sale securities, net of taxes of $5,759	—	—	—	—	—	—	—	—	—	—	—	(10,698)	(10,698)

Total comprehensive income													16,494
Tax benefit related to exercise of stock options	—	—	—	—	—	—	1,424	—	—	—	—	—	1,424
Sale of common stock	—	—	310,116	3	—	—	2,327	—	—	—	—	—	2,330

Balance at December 31, 2005	—	$—	25,771,718	$258	—	$—	$176,131	$47,239	(84,274)	$(573)	$573	$(8,105)	$215,523

See accompanying notes.

Texas Capital Bancshares, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2005	2004	2003
	(In thousands)

Operating activities
Net income	$27,192	$19,560	$13,834
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	—	1,688	4,025
Deferred tax benefit	(302)	(300)	(7,726)
Depreciation and amortization	1,985	1,555	1,420
Amortization and accretion on securities	2,340	4,393	9,510
Bank owned life insurance (BOLI) income	(1,136)	(1,251)	(1,619)
Gain on sale of securities, net	—	—	(666)
Gain on sale of mortgage loans	(7,992)	(3,420)	(120)
Originations of loans held for sale	(1,830,533)	(1,618,401)	(2,295,268)
Proceeds from sales of loans held for sale	1,846,884	1,583,284	2,328,464
Tax benefit from stock option exercises	1,424	1,411	412
Impact of reversing tax valuation allowance	—	—	(5,929)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(12,792)	(5,737)	9,051
Accrued interest payable and other liabilities	14,778	1,039	(211)

Net cash provided by (used in) operating activities	41,848	(16,179)	55,177
Investing activities
Purchases of available-for-sale securities	(17,437)	(239,067)	(652,578)
Proceeds from sales of available-for-sale securities	—	—	62,895
Maturities and calls of available-for-sale securities	17,252	14,002	15,218
Principal payments received on securities	155,449	190,427	338,463
Net increase in loans	(526,205)	(336,462)	(226,207)
Purchase of premises and equipment, net	(3,724)	(1,099)	(2,088)
Cash paid for acquisitions	(11,185)	—	—

Net cash used in investing activities	(385,850)	(372,199)	(464,297)
Financing activities
Net increase in checking, money market and savings accounts	245,178	269,325	161,287
Net increase in certificates of deposit	460,114	75,532	87,208
Sale of common stock	2,330	3,223	36,117
Issuance of long-term debt	25,000	—	10,000
Net other borrowings	(319,289)	14,720	100,962
Net federal funds purchased	(9,981)	34,517	(4,668)
Dividends paid	—	—	(979)

Net cash provided by financing activities	403,352	397,317	389,927

Net increase (decrease) in cash and cash equivalents	59,350	8,939	(19,193)
Cash and cash equivalents, beginning of year	78,490	69,551	88,744

Cash and cash equivalents, end of year	$137,840	$78,490	$69,551

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$64,857	$36,093	$32,687
Cash paid during the year for income taxes	12,999	10,250	5,720
Non-cash transactions:
Transfers from loans/leases to other repossessed assets	68	418	230
Transfers from loans/leases to premises and equipment	126	302	175

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

Texas Capital Bancshares, Inc.

Notes to Consolidated Financial Statements — (Continued)

Loans

Loans (which include equipment leases) are either secured or unsecured based on the type of loan and the financial condition of the borrower. Repayment is generally expected from cash flows of borrowers. The Company is exposed to risk of loss on loans which may arise from any number of factors including problems within the respective industry of the borrower or from local economic conditions. Access to collateral, in the event of borrower default, is reasonably assured through adherence to applicable lending laws and through sound lending standards and credit review procedures.

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

The Company originates and purchases participations in mortgage loans primarily for sale in the secondary market. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis.

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

Repossessed Assets

Repossessed assets, which are included in other assets on the balance sheet, consist of collateral that has been repossessed. Collateral that has been repossessed is recorded at the lower of fair value less selling costs or the book value of the loan or lease prior to repossession. Writedowns are provided for subsequent declines in value and are recorded in other non-interest expense.

Texas Capital Bancshares, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Goodwill and Intangible Assets

As of January 1, 2002, the Company ceased amortizing goodwill in connection with the adoption of Statements of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized. The Company tests impairment on an annual basis, or an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the underlying unit below its carrying value. See Note 4 — Goodwill and Intangible Assets.

Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Company’s intangible assets relate primarily to customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. See Note 4 — Goodwill and Intangible Assets.

Segment Reporting

The Company has determined that all of its lending divisions and subsidiaries meet the aggregation criteria of SFAS No. 131 “Segment Disclosures and Related Information,” since all offer similar products and services, operate with similar processes, and have similar customers.

Stock-based Compensation

At December 31, 2005, the Company had a stock-based employee compensation plan, which is described more fully in Note 11. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net

Texas Capital Bancshares, Inc.

Notes to Consolidated Financial Statements — (Continued)

income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31
	2005	2004	2003
	(In thousands except per share data)

Net income as reported	$27,192	$19,560	$13,834
Add: Total stock based employee compensation recorded, net of related tax effect	576	510	404
Less: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,526)	(1,274)	(952)

Pro forma net income	$26,242	$18,796	$13,286

Basic income per share:
As reported	$1.06	$.77	$.62
Pro forma	1.02	.74	.59
Diluted income per share:
As reported	$1.02	$.75	$.60
Pro forma	.98	.71	.57

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003

Risk-free rate	5.26%	3.64%	3.12%
Dividend yield	0.00	0.00	0.00
Market price volatility factor	.390	.288	.145
Weighted-average expected life of options	5 years	5 years	5 years

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

See New Accounting Standard below for discussion related to SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which revised SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stockissued to Employees,” and the Company’s pending adoption of the provisions of the new standard.

Accumulated Other Comprehensive Income (Loss)

Unrealized gains or losses on the Company’s available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income (loss).

Income Taxes

The Company and its subsidiary file a consolidated federal income tax return. The Company utilizes the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon the difference between the values of the assets and liabilities as reflected in the financial

Texas Capital Bancshares, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

New Accounting Standard

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R. The statement eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation expense in the income statement based on their fair values on the measurement date. We will implement SFAS 123R effective January 1, 2006. We will transition to the fair-value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation expense for the portion of awards which the requisite service has not been rendered, generally non-vested awards that are outstanding as of January 1, 2006, must be recognized as the remaining requisite service is rendered during the period after the adoption of SFAS 123R. Compensation expense for those earlier awards will be based on the same method and on the same grant date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on stock-based compensation awards outstanding at December 31, 2005 for which the requisite service period is not expected to be fully rendered prior to January 1, 2006, we expect to recognize compensation expense comparable to the amounts previously reported, on a quarterly basis and in this document, on a pro forma basis. Future levels of compensation expense will be impacted by new awards, which can not be estimated at this time.

Reclassification

Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements to conform to the 2005 presentation.

2.	Securities

The following is a summary of securities:

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

Available-for-Sale Securities:
U.S. Treasuries	$2,589	$—	$(2)	$2,587
Mortgage-backed securities	533,374	927	(11,802)	522,499
Corporate securities	45,896	110	(799)	45,207
Municipals	48,642	22	(818)	47,846
Equity securities	12,449	—	(106)	12,343

	$642,950	$1,059	$(13,527)	$630,482

Texas Capital Bancshares, Inc.

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2004
	Amortized	Amortized	Amortized	Amortized
	Cost	Cost	Cost	Cost
	(In thousands)

Available-for-Sale Securities:
U.S. Treasuries	$1,896	$—	$(1)	$1,895
Mortgage-backed securities	690,775	6,251	(2,483)	694,543
Corporate securities	46,272	427	(69)	46,630
Municipals	48,721	195	(272)	48,644
Equity securities	12,891	1	(60)	12,832

	$800,555	$6,874	$(2,885)	$804,544

The amortized cost and estimated fair value of securities are presented below by contractual maturity:

	At December 31, 2005
		After One	After Five
	Less Than	Through	Through	After Ten
	One Year	Five Years	Ten Years	Years	Total
	(In thousands, except percentage data)

Available-for-sale:
U.S. Treasuries:
Amortized cost	$2,589	$—	$—	$—	$2,589
Estimated fair value	$2,587	$—	$—	$—	$2,587
Weighted average yield	3.862%	—	—	—	3.862%
Mortgage-backed securities:(1)
Amortized cost	60	73,598	106,980	352,736	533,374
Estimated fair value	60	71,493	104,266	346,680	522,499
Weighted average yield	6.000%	3.985%	4.337%	4.625%	4.479%
Corporate securities:
Amortized cost	10,201	30,696	4,999	—	45,896
Estimated fair value	10,073	30,025	5,109	—	45,207
Weighted average yield	3.016%	3.880%	7.376%	—	4.075%
Municipals:(2)
Amortized cost	—	6,158	28,285	14,199	48,642
Estimated fair value	—	6,044	27,849	13,953	47,846
Weighted average yield	—	6.415%	7.985%	8.766%	8.017%
Equity securities:
Amortized cost	12,449	—	—	—	12,449
Estimated fair value	12,343	—	—	—	12,343

Total available-for-sale securities:
Amortized cost					$642,950

Estimated fair value					$630,482

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

Texas Capital Bancshares, Inc.

Notes to Consolidated Financial Statements — (Continued)

Securities with carrying values of approximately $327,091,000 and $659,256,000 were pledged to secure certain borrowings and deposits at December 31, 2005 and 2004, respectively. See Note 7 for discussion of securities securing borrowings. Of the pledged securities at December 31, 2005 and 2004, approximately $173,189,000 and $134,998,000, respectively, were pledged for certain deposits.

The following tables disclose, as of December 31, 2005 and 2004, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

December 31, 2005
U.S. Treasuries	$2,587	$(2)	$—	$—	$2,587	$(2)
Mortgage-backed securities	280,855	(5,914)	157,199	(5,888)	438,054	(11,802)
Corporate securities	30,025	(671)	10,073	(128)	40,098	(799)
Municipals	35,525	(562)	8,959	(256)	44,484	(818)
Equity securities	999	(7)	1,401	(99)	2,400	(106)

	$349,991	$(7,156)	$177,632	$(6,371)	$527,623	$(13,527)

December 31, 2004
U.S. Treasuries	$1,895	$(1)	$—	$—	$1,895	$(1)
Mortgage-backed securities	191,433	(1,174)	66,114	(1,309)	257,547	(2,483)
Corporate securities	10,400	(69)	—	—	10,400	(69)
Municipals	27,521	(272)	—	—	27,521	(272)
Equity securities	—	—	1,440	(60)	1,440	(60)

	$231,249	$(1,516)	$67,554	$(1,369)	$298,803	$(2,885)

The Company believes the investment securities in the table above are within ranges customary for the banking industry. The number of investment positions in this unrealized loss position totals 160. The Company does not believe these unrealized losses are “other than temporary” as (1) the Company has the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value; (2) it is not probable that the Company will be unable to collect the amounts contractually due; and (3) no decision to dispose of the investments were made prior to the balance sheet date. The unrealized losses noted are interest rate related due to rising rates at December 31, 2005 in relation to previous rates in 2004. The Company has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

Texas Capital Bancshares, Inc.

Notes to Consolidated Financial Statements — (Continued)

3.	Loans and Allowance for Loan Losses

Loans are summarized by category as follows (in thousands):

	December 31
	2005	2004

Commercial	$1,182,734	$818,156
Construction	387,163	328,074
Real estate	478,634	397,029
Consumer	19,962	15,562
Equipment Leases	16,337	9,556
Loans held for sale	111,178	119,537

	2,196,008	1,687,914
Deferred income (net of direct origination costs)	(8,869)	(3,799)
Allowance for loan losses	(18,897)	(18,698)

Loans, net	$2,168,242	$1,665,417

The majority of the loan portfolio is comprised of loans to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. Within the loan portfolio, loans to the services industry were $754.0 million or 34.3% of total loans at December 31, 2005. Other notable segments include personal/household (which includes loans to certain high net worth individuals for commercial purposes and mortgage loans held for sale, in addition to consumer loans) of $246.6 million, contracting industry loans of $345.9 million, petrochemical and mining of $264.5 million and $259.9 million in investors and investment management company loans at December 31, 2005. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

The changes in the allowance for loan losses are summarized as follows (in thousands):

	Year Ended December 31
	2005	2004	2003

Balance, beginning of year	$18,698	$17,727	$14,538
Provision for loan losses	—	1,688	4,025
Loans charged off	(597)	(1,354)	(1,075)
Recoveries	796	637	239

Balance, end of year	$18,897	$18,698	$17,727

The Bank had impaired loans and equipment leases in the amount of $5,657,000, $5,850,000 and $10,217,000 with reserves of $1,116,000, $1,278,000, and $2,252,000 as of December 31, 2005, 2004 and 2003, respectively. The Bank did not recognize interest income on impaired loans during 2005, compared to $232,000 and $131,000 of interest income on impaired loans in 2004 and 2003, respectively. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2005, 2004 and 2003 totaled $121,000, $168,000 and $154,000, respectively. Average impaired loans outstanding during the years ended December 31, 2005, 2004 and 2003 totaled $4,726,000, $7,252,000 and $7,899,000, respectively.

At December 31, 2005, 2004 and 2003, the Bank had $2.8 million, $209,000 and $7,000, respectively, in accruing loans past due 90 days or more. The $2.8 million balance at December 31, 2005, includes premium finance loans of $2.5 million (89.4% of the total). These loans are secured by obligations of insurance carriers to refund

Texas Capital Bancshares, Inc.

Notes to Consolidated Financial Statements — (Continued)

premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take up to 180 days from the cancellation date.

During the normal course of business, the Company and subsidiary may enter into transactions with related parties, including their officers, employees, directors, significant stockholders and their related affiliates. It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. Loans to related parties, including officers and directors, were approximately $14,069,000 and $5,325,000 at December 31, 2005 and 2004, respectively. During the years ended December 31, 2005 and 2004, total advances were approximately $22,900,000 and $13,766,000 and total paydowns were $14,156,000 and $23,229,000, respectively.

4.	Goodwill and Intangible Assets

Goodwill totaled $9.3 million (net of $374,000 of accumulated amortization) at December 31, 2005, and $1.5 million (net of $374,000 of accumulated amortization) at December 31, 2004. During the second quarter of 2005, the Company recorded $5.1 million of goodwill related to the purchase of a premium finance marketing company. Additional payments up to $4 million, over 3 years, may increase this goodwill amount. During the fourth quarter of 2005, the Company recorded $2.7 million of goodwill related to the purchase of an insurance agency and insurance books of business.

Other intangible assets include $1.6 million related to the July 2005 purchase of the customer base intangible related to a purchased portfolio and loan account services of a premium finance loan customer base, and $1.7 million related to the purchase of insurance customer relationships. Other intangible assets are amortized over their estimated lives which range from 7 to 10 years. Amortization expense related to intangible assets totaled $169,000 in 2005. Accumulated amortization related to the intangible assets is approximately $169,000 at December 31, 2005. Annual amortization will be approximately $567,000 for 2006 and 2007 and $344,000 for 2008 through 2010.

5.	Premises and Equipment

Premises and equipment at December 31, 2005 and 2004 are summarized as follows:

	December 31
	2005	2004
	(In thousands)

Premises	$6,049	$4,210
Furniture and equipment	10,657	8,332
Rental equipment	15,304	609

	32,010	13,151
Accumulated depreciation	(10,378)	(8,633)

	$21,632	$4,518

Depreciation expense was approximately $1,816,000, $1,555,000 and $1,420,000 in 2005, 2004 and 2003, respectively.

Texas Capital Bancshares, Inc.

Notes to Consolidated Financial Statements — (Continued)

6.	Deposits

The scheduled maturities of interest bearing time deposits are as follows at December 31, 2005 (in thousands):

2006	$999,495
2007	26,634
2008	18,290
2009	82,034
2010	16,353
2011 and after	177

$1,142,983

At December 31, 2005 and 2004, the Bank had approximately $50,000,000 and $45,000,000, respectively, in deposits from related parties, including directors, stockholders, and their related affiliates.

At December 31, 2005 and 2004, interest bearing time deposits, including deposits in foreign branches, of $100,000 or more were approximately $1,053,599,000 and $559,863,000, respectively.

7.	Borrowing Arrangements

Borrowings at December 31, 2005 consist of $99.7 million of securities sold under repurchase agreements with a weighted average rate of 3.20%, $8.7 million of customer repurchase agreements, and $3.9 million of treasury, tax and loan notes. Securities sold under repurchase are with two significant counterparties which are Salomon Smith Barney at $85.4 million and Credit Suisse First Boston at $14.3 million. The weighted average maturities of the Salomon and Suisse repurchase agreements are nine months and two months, respectively. At December 31, 2005, $50.0 million of our borrowings consisted of borrowings from the FHLB. Our unused FHLB borrowing capacity at December 31, 2005 was approximately $280.0 million. There were $153.9 million of securities pledged for customer repurchase agreements and securities sold under repurchase agreements and $4.4 million pledged for treasury, tax and loan notes. During the year ended December 31, 2005, our average borrowings from these sources were $477.2 million, of which $315.6 million related to securities sold under repurchase agreements. The maximum amount of borrowed funds outstanding at any month-end during the year ended December 31, 2005 was $610.3 million, of which $354.2 million related to securities sold under repurchase agreements.

The Bank had $103.5 million of downstream federal funds purchased outstanding with a rate of 4.325% at December 31, 2005. The Bank had unused upstream federal fund lines available from commercial banks at December 31, 2005 of approximately $280.5 million. Generally, these federal fund borrowings are overnight, but not to exceed seven days.

As of December 31, 2005, our borrowings were as follows (in thousands)

		After One	After Three
	Within	But Within	But Within	After Five
	One Year	Three Years	Five Years	Years	Total

Federal funds purchased	$103,497	$—	$—	$—	$103,497
Securities sold under repurchase agreements	70,250	29,400	—	—	99,650
Customer repurchase agreements	8,707	—	—	—	8,707
Treasury, tax and loan notes	3,867	—	—	—	3,867
FHLB borrowings	50,000	—	—	—	50,000
Long-term debt	—	—	—	46,394	46,394

Total borrowings	$236,321	$29,400	$—	$46,394	$312,115

Texas Capital Bancshares, Inc.

Notes to Consolidated Financial Statements — (Continued)

Borrowings at December 31, 2004 consist of $463.9 million of securities sold under repurchase agreements with a weighted average rate of 2.33%, $14.3 million of customer repurchase agreements, and $3.3 million of treasury, tax and loan notes. Securities sold under repurchase are with two significant counterparties which are Salomon Smith Barney at $435.4 million and Credit Suisse First Boston at $28.5 million. The weighted average maturities of the Salomon and Suisse repurchase agreements are seven months and eight months, respectively. At December 31, 2004, none of our borrowings consisted of borrowings from the FHLB. Our unused FHLB borrowing capacity at December 31, 2004 was approximately $245.0 million. There were $524.3 million of securities pledged for customer repurchase agreements and securities sold under repurchase agreements and $3.4 million pledged for treasury, tax and loan notes. During the year ended December 31, 2004, our average borrowings from these sources were $612.3 million, of which $458.9 million related to securities sold under repurchase agreements. The maximum amount of borrowed funds outstanding at any month-end during the year ended December 31, 2004 was $653.2 million, of which $478.6 million related to securities sold under repurchase agreements.

The Bank had $113.5 million of downstream federal funds purchased outstanding with a rate of 2.325% at December 31, 2004. The Bank had unused upstream federal fund lines available from commercial banks at December 31, 2004 of approximately $138.6 million. Generally, these federal fund borrowings are overnight, but not to exceed seven days.

Borrowings at December 31, 2003 consist of $422.3 million of securities sold under repurchase agreements with a weighted average rate of 1.94%, $10.0 million of customer repurchase agreements, and $4.5 million of treasury, tax and loan notes. Securities sold under repurchase are with four significant counterparties which are Salomon Smith Barney at $350.1 million, Morgan Stanley Dean Witter at $3.7 million, Bank of America at $40.0 million and Credit Suisse First Boston at $28.5 million. The weighted average maturities of the Salomon, Morgan, Bank of America and Suisse repurchase agreements are 14 months, 5 months, 1 month and 20 months, respectively. Other borrowings also include $30.0 million of FHLB overnight advances bearing interest of 1.05%. Based on the loans that could be pledged and securities that were not already pledged for other purposes, the Bank had an additional $270.0 million of FHLB borrowings available at December 31, 2003. There were $482.9 million of securities pledged for customer repurchase agreements and securities sold under repurchase agreements and $5.5 million pledged for treasury, tax and loan notes. During the year ended December 31, 2003, our average borrowings from these sources were $512.9 million, of which $365.5 million related to securities sold under repurchase agreements. The maximum amount of borrowed funds outstanding at any month-end during the year ended December 31, 2003 was $546.3 million, of which $341.9 million related to securities sold under repurchase agreements.

The Bank had $79.0 million of downstream federal funds purchased outstanding with a rate of 1.075% at December 31, 2003. The Bank had unused upstream federal fund lines available from commercial banks at December 31, 2003 of approximately $72.6 million. Generally, these federal fund borrowings are overnight, but not to exceed seven days.

8.	Long-term Debt

On October 6, 2005, Texas Capital Statutory Trust III issued $25,000,000 of its Fixed/Floating Rate Capital Securities (the 2005 Trust Preferred) in a private offering. Proceeds of the 2005 Trust Preferred were invested in Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the 2005 Subordinated Debentures) of the Company. Interest rate on the 2005 Trust Preferred Subordinated Debentures is a fixed rate of 6.19% for five years through December 15, 2010, and a floating rate of interest for the remaining 25 years that resets quarterly to 1.51% above the three month LIBOR rate. After deducting underwriter’s compensation and other expenses of the offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on the Subordinated Debentures are deductible for federal income tax purposes.

Texas Capital Bancshares, Inc.

Notes to Consolidated Financial Statements — (Continued)

The 2005 Trust Preferred and the 2005 Subordinated Debentures each mature in December 2035. If certain conditions are met, the maturity dates of the 2005 Trust Preferred and the 2005 Subordinated Debentures may be shortened to a date not earlier than December 2010. The 2005 Trust Preferred and the 2005 Subordinated Debentures also may be redeemed prior to maturity if certain events occur. The 2005 Trust Preferred is subject to mandatory redemption, in whole or in part, upon repayment of the 2005 Subordinated Debentures at maturity or their earlier redemption. The Company also has the right, if certain conditions are met, to defer payment of interest on the 2005 Subordinated Debentures, which would result in a deferral of dividend payments on the 2005 Trust Preferred, at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period. The payment by the Company of the principal and interest on the 2005 Subordinated Debentures is subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, whether outstanding at this time or incurred in the future.

The Company and Texas Capital Statutory Trust III believe that, taken together, the obligations of the Company under the Trust Preferred Guarantee Agreement, the Amended and Restated Trust Agreement, the Subordinated Debentures, the Indenture and the Agreement as to Expenses and Liabilities, entered into in connection with the offering of the 2005 Trust Preferred and the Subordinated Debentures, in the aggregate constitute a full and unconditional guarantee by the Company of the obligations of Texas Capital Statutory Trust III under the 2005 Trust Preferred.

Texas Capital Statutory Trust III is a Delaware business trust created for the purpose of issuing the 2005 Trust Preferred and purchasing the Subordinated Debentures, which are its sole assets. The Company owns all of the outstanding common securities, liquidation value $1,000 per share, of Texas Capital Statutory Trust III.

The 2005 Trust Preferred currently meets the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the 2005 Trust Preferred and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital. At December 31, 2005, all of the 2005 Trust Preferred was included in Tier I capital.

On April 10, 2003, Texas Capital Statutory Trust II issued $10,000,000 of its Floating Rate Capital Securities Cumulative Trust Preferred Securities (the 2003 Trust Preferred) in a private offering. Proceeds of the 2003 Trust Preferred were invested in the Floating Rate Junior Subordinated Deferrable Interest Securities (the 2003 Subordinated Debentures) of the Company. Interest rate on the 2003 Trust Preferred Subordinated Debentures is three month LIBOR plus 3.25%. After deducting underwriter’s compensation and other expenses of the offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on the Subordinated Debentures are deductible for federal income tax purposes.

The 2003 Trust Preferred and the 2003 Subordinated Debentures each mature in April 2033. If certain conditions are met, the maturity dates of the 2003 Trust Preferred and the Subordinated Debentures may be shortened to a date not earlier than April 10, 2008. The 2003 Trust Preferred and the 2003 Subordinated Debentures also may be redeemed prior to maturity if certain events occur. The 2003 Trust Preferred is subject to mandatory redemption, in whole or in part, upon repayment of the 2003 Subordinated Debentures at maturity or their earlier redemption. The Company also has the right, if certain conditions are met, to defer payment of interest on the 2003 Subordinated Debentures, which would result in a deferral of dividend payments on the 2003 Trust Preferred, at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period. The payment by the Company of the principal and interest on the 2003 Subordinated Debentures is subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, whether outstanding at this time or incurred in the future.

The Company and Texas Capital Statutory Trust II believe that, taken together, the obligations of the Company under the Trust Preferred Guarantee Agreement, the Amended and Restated Trust Agreement, the 2003 Subordinated Debentures, the Indenture and the Agreement as to Expenses and Liabilities, entered into in connection with

Texas Capital Bancshares, Inc.

Notes to Consolidated Financial Statements — (Continued)

the offering of the 2003 Trust Preferred and the 2003 Subordinated Debentures, in the aggregate constitute a full and unconditional guarantee by the Company of the obligations of Texas Capital Statutory Trust II under the 2003 Trust Preferred.

Texas Capital Statutory Trust II is a Connecticut business trust created for the purpose of issuing the 2003 Trust Preferred and purchasing the Subordinated Debentures, which are its sole assets. The Company owns all of the outstanding common securities, liquidation value $1,000 per share of Texas Capital Statutory Trust II.

The 2003 Trust Preferred currently meets the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the 2003 Trust Preferred and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital. At December 31, 2005, all of the 2003 Trust Preferred was included in Tier I capital.

On November 19, 2002, Texas Capital Bancshares Statutory Trust I issued $10,000,000 of its Floating Rate Capital Securities Cumulative Trust Preferred Securities (the 2002 Trust Preferred) in a private offering. Proceeds of the 2002 Trust Preferred were invested in the Floating Rate Junior Subordinated Deferrable Interest Securities (the 2002 Subordinated Debentures) of the Company. Interest rate on the 2002 Trust Preferred Subordinated Debentures is three month LIBOR plus 3.35%. After deducting underwriter’s compensation and other expenses of the offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on the 2002 Subordinated Debentures are deductible for federal income tax purposes.

The 2002 Trust Preferred and the 2002 Subordinated Debentures each mature in November 2032. If certain conditions are met, the maturity dates of the 2002 Trust Preferred and the 2002 Subordinated Debentures may be shortened to a date not earlier than November 19, 2007. The 2002 Trust Preferred and the 2002 Subordinated Debentures also may be redeemed prior to maturity if certain events occur. The 2002 Trust Preferred is subject to mandatory redemption, in whole or in part, upon repayment of the 2002 Subordinated Debentures at maturity or their earlier redemption. The Company also has the right, if certain conditions are met, to defer payment of interest on the 2002 Subordinated Debentures, which would result in a deferral of dividend payments on the 2002 Trust Preferred, at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period. The payment by the Company of the principal and interest on the 2002 Subordinated Debentures is subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, whether outstanding at this time or incurred in the future.

The Company and Texas Capital Bancshares Statutory Trust I believe that, taken together, the obligations of the Company under the Trust Preferred Guarantee Agreement, the Amended and Restated Trust Agreement, the 2002 Subordinated Debentures, the Indenture and the Agreement as to Expenses and Liabilities, entered into in connection with the offering of the 2002 Trust Preferred and the 2002 Subordinated Debentures, in the aggregate constitute a full and unconditional guarantee by the Company of the obligations of Texas Capital Bancshares Statutory Trust I under the 2002 Trust Preferred.

Texas Capital Bancshares Statutory Trust I is a Connecticut business trust created for the purpose of issuing the 2002 Trust Preferred and purchasing the Subordinated Debentures, which are its sole assets.

The Company owns all of the outstanding common securities, liquidation value $1,000 per share of Texas Capital Bancshares Statutory Trust I.

The 2002 Trust Preferred currently meets the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the Trust Preferred and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital. At December 31, 2005, all of the 2002 Trust Preferred was included in Tier I capital.

As of December 31, 2005, assuming we were not allowed to include the $45 million in trust preferred securities issued by Texas Capital Bancshares Statutory Trust I, Texas Capital Statutory Trust II and Texas Capital Statutory Trust III in Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes.

Texas Capital Bancshares, Inc.

Notes to Consolidated Financial Statements — (Continued)

9.	Income Taxes

The Company has a gross deferred tax asset of $13.7 million at December 31, 2005, which relates primarily to our allowance for loan losses and our unrealized loss on securities. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The Company’s net deferred tax asset is included in other assets in the consolidated balance sheet.

At December 31, 2004, the Company had a gross deferred tax asset of $8.8 million, which related primarily to our allowance for loan losses.

Income tax expense/(benefit) consists of the following for the years ended:

	Year Ended December 31
	2005	2004	2003
	(In thousands)

Current:
Federal	$14,054	$10,086	$5,534
State	247	—	—

Total	$14,301	$10,086	$5,534

Deferred:
Federal	$(302)	$(300)	$(7,726)
State	—	—	—

Total	$(302)	$(300)	$(7,726)

Total expense (benefit):
Federal	$13,752	$9,786	$(2,192)
State	247	—	—

Total	$13,999	$9,786	$(2,192)

Texas Capital Bancshares, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	December 31
	2005	2004
	(In thousands)

Deferred tax assets:
Allowance for loan losses	$6,641	$6,544
Organizational costs/software	289	108
Depreciation	—	404
Loan origination fees	1,957	1,551
Stock compensation	177	—
Non-accrual interest	151	116
Unrealized loss on securities	4,363	—
Other	150	58

	13,728	8,781
Deferred tax liabilities:
Loan origination costs	(677)	(579)
FHLB stock dividends	(250)	(175)
Depreciation	(109)	—
Unrealized gain on securities	—	(1,396)

	(1,036)	(2,150)

Net deferred tax asset	$12,692	$6,631

The reconciliation of income attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

	Year Ended December 31
	2005	2004	2003

Tax at U.S. statutory rate	35%	35%	35%
State taxes	1%	—	—
Non-deductible expenses	1%	1%	1%
Non-taxable income	(2)%	(3)%	(5)%
Changes in valuation allowance	—	—	(47)%
Other and tax related reserves	(1)%	—	(3)%

Total	34%	33%	(19)%

10.	Series A Convertible Preferred Stock

In December 2001 and January 2002, the Company issued 753,301 and 303,841 shares, respectively, of Series A Convertible Preferred Stock at $17.50 per share. Dividends were at an annual rate of 6.0% and were payable quarterly. Each share was convertible into two shares of common stock. In connection with the Company’s IPO in August 2003, all preferred shares were converted to common shares.

Additional paid-in capital at December 31, 2003 is net of $1,822,000 of cumulative preferred dividends paid.

Texas Capital Bancshares, Inc.

Notes to Consolidated Financial Statements — (Continued)

11.	Employee Benefits

The Company has a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan permits the employees of the Company to defer a portion of their compensation. Matching contributions may be made in amounts and at times determined by the Company. The Company made no such contributions for the years ended December 31, 2005 and 2004. Employees of the Company are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options.

During 2000, the Company implemented an Employee Stock Purchase Plan (ESPP). Employees are eligible for the plan when they have met certain requirements concerning period of credited service and minimum hours worked. Eligible employees may contribute a minimum of 1% to a maximum of 10% of eligible compensation up to the Section 423 of the Internal Revenue Code limit of $25,000. The Company has allocated 160,000 shares to the plan. As of December 31, 2005 and 2004, 159,478 shares, had been purchased on behalf of the employees. Effective December 30, 2005, the 2000 Employee Stock Purchase Plan was terminated. During January 2006, a new plan (“2006 Employee Stock Purchase Plan”) was adopted that allocated 400,000 shares to the plan. The 2006 Employee Stock Purchase Plan will be submitted to stockholders for approval at the 2006 annual meeting.

As of December 31, 2005, the Company has two active stock option plans, the 1999 Stock Omnibus Plan (“1999 Plan”) and the 2005 Long-Term Incentive Plan (“2005 Plan”). The 1999 Plan is no longer available for grants of equity based compensation; however, options to purchase shares previously issued under the plan will remain outstanding and be subject to administration by the Company’s board of directors. Under the 2005 Plan, equity-based compensation grants will be made by the Board of Directors, or its designated committee. Grants under the 2005 Plan will be subject to vesting requirements. Under the 2005 Plan, the Company may grant, among other things, nonqualified stock options, incentive stock options, restricted stock units, stock appreciation rights, or any combination thereof. Total shares which may be issued under the 2005 Plan at December 31, 2005 were 1,500,000. Total shares which may be issued under the 1999 plan at December 31, 2004, were 3,047,700.

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

The Company expects to adopt SFAS 123R effective January 1, 2006. See Note 1 for discussion.

Texas Capital Bancshares, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of the Company’s stock option activity and related information for 2005, 2004 and 2003 is as follows:

	December 31, 2005		December 31, 2004		December 31, 2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	2,654,480	$9.01	2,686,193	$7.85	1,959,828	$6.61
Options granted	328,250	21.00	309,500	16.38	1,007,955	9.68
Options exercised	(240,814)	7.35	(318,413)	6.52	(261,550)	6.07
Options forfeited	(112,910)	14.62	(22,800)	7.25	(20,040)	6.99

Options outstanding at year-end	2,629,006	$10.42	2,654,480	$9.01	2,686,193	$7.85

Options vested at year-end	1,557,207	$7.56	1,256,812	$7.23	1,097,516	$6.58
Weighted average fair value of options granted during 2005, 2004 and 2003	$6.93		$5.28		$2.87
Weighted average remaining contractual life of options currently outstanding in years:	6.55		7.11		7.59

The range of grant prices for all stock options was between $18.62 and $24.05 at December 31, 2005, $14.45 and $21.84 at December 31, 2004 and $6.25 and $13.95 at December 31, 2003.

In September 2002, the Company granted restricted stock awards to three of its executive officers totaling 220,000 shares and in October 2003 granted 53,750 shares to a fourth executive. The shares vest as certain stock price targets are met. If the targets are not met, the shares will cliff vest at the end of six years. Vestings occurred in 2005, 2004 and 2003 totaling 67,500, 98,250 and 49,500 shares. In connection with these vestings, a total of 53,930, 98,436 and 25,326 shares were issued in 2005, 2004 and 2003, respectively. The Company expensed approximately $873,000, $765,000 and $430,000 during 2005, 2004 and 2003, respectively, related to these stock awards.

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

Texas Capital Bancshares, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

	December 31
	2005	2004
	(In thousands)

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$851,625	$558,501
Standby and commercial letters of credit	52,554	33,549

13.	Regulatory Restrictions

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of December 31, 2005 and 2004. As of March 31, 2005, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in its most recently filed

Texas Capital Bancshares, Inc.

Notes to Consolidated Financial Statements — (Continued)

call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands except percentage data)

As of December 31, 2005:
Total capital (to risk-weighted assets):
Company	$275,695	10.83%	$203,701	8.00%	N/A	N/A
Bank	258,327	10.15%	203,544	8.00%	$254,431	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$256,798	10.09%	$101,851	4.00%	N/A	N/A
Bank	239,430	9.41%	101,772	4.00%	$152,658	6.00%
Tier 1 capital (to average assets):
Company	$256,798	8.68%	$118,296	4.00%	N/A	N/A
Bank	239,430	8.10%	118,220	4.00%	$147,775	5.00%
As of December 31, 2004:
Total capital (to risk-weighted assets):
Company	$229,658	11.67%	$157,395	8.00%	N/A	N/A
Bank	199,005	10.13%	157,195	8.00%	$196,494	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$210,960	10.72%	$78,697	4.00%	N/A	N/A
Bank	180,307	9.18%	78,597	4.00%	$117,896	6.00%
Tier 1 capital (to average assets):
Company	$210,960	8.31%	$101,500	4.00%	N/A	N/A
Bank	180,307	7.11%	101,400	4.00%	$126,750	5.00%

Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. No dividends were declared or paid during 2005, 2004 or 2003.

The required balance at the Federal Reserve at December 31, 2005 and 2004 was approximately $48,210,000 and $35,590,000, respectively.

Texas Capital Bancshares, Inc.

Notes to Consolidated Financial Statements — (Continued)

14.	Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (in thousands except share data):

	Year Ended December 31
	2005	2004	2003

Numerator:
Net income	$27,192	$19,560	$13,834
Preferred stock dividends	—	—	(699)

Numerator for basic earnings per share-income available to common stockholders	27,192	19,560	13,135
Effect of dilutive securities:
Preferred stock dividends	—	—	699

Numerator for dilutive earnings per share-income available to common stockholders after assumed conversion	$27,192	$19,560	$13,834

Denominator:
Denominator for basic earnings per share-weighted average shares	25,619,594	25,260,526	21,332,746
Effect of dilutive securities:
Employee stock options(1)	1,025,604	974,111	459,562
Series A convertible preferred stock	—	—	1,326,496

Dilutive potential common shares	1,025,604	974,111	1,786,058

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	26,645,198	26,234,637	23,118,804

Basic earning per share	$1.06	$.77	$.62

Diluted earnings per share	$1.02	$.75	$.60

(1)	Stock options outstanding of 47,500 in 2005 and 30,000 in 2004 have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock.

15.	Fair Values of Financial Instruments

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

Texas Capital Bancshares, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	December 31, 2005		December 31, 2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$137,840	$137,840	$78,490	$78,490
Securities, available-for-sale	630,482	630,482	804,544	804,544
Loans, net	2,168,242	2,163,822	1,665,417	1,666,997
Deposits	2,495,179	2,495,081	1,789,887	1,793,239
Federal funds purchased	103,497	103,497	113,478	113,478
Borrowings	162,224	160,544	481,513	480,913
Long-term debt	46,394	46,394	20,620	20,620

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

Texas Capital Bancshares, Inc.

Notes to Consolidated Financial Statements — (Continued)

16.	Commitments and Contingencies

The Company leases various premises under operating leases with various expiration dates. Rent expense incurred under operating leases amounted to approximately $4,153,000, $3,068,000 and $2,796,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Minimum future lease payments under operating leases are as follows:

Year Ending December 31,	Minimum Payments
(In thousands)

2006	$5,230
2007	5,222
2008	5,192
2009	4,452
2010	2,545
2011 and thereafter	2,975

$25,616

17.	Parent Company Only

Summarized financial information for Texas Capital Bancshares, Inc. — Parent Company Only follows:

Balance Sheets

	December 31
	2005	2004
	(In thousands)

Assets
Cash and cash equivalents	$12,655	$27,372
Investment in subsidiaries	244,559	185,242
Other assets	5,265	3,715

Total assets	$262,479	$216,329

Liabilities and Stockholders’ Equity
Other liabilities	$513	$434
Long-term debt	46,394	20,620

Total liabilities	46,907	21,054
Common stock	258	255
Additional paid-in capital	176,131	172,380
Retained earnings	47,288	20,047
Accumulated other comprehensive income (loss)	(8,105)	2,593

Total stockholders’ equity	215,572	195,275

Total liabilities and stockholders’ equity	$262,479	$216,329

Texas Capital Bancshares, Inc.

Notes to Consolidated Financial Statements — (Continued)

Statements of Earnings

	Year Ended December 31
	2005	2004	2003
	(In thousands)

Dividend income	$53	$30	$25
Other income	565	—	—

Total income	618	30	25
Interest expense	1,858	1,097	905
Salaries and employee benefits	413	463	474
Legal and professional	1,023	883	774
Other non-interest expense	328	375	184

Total expense	3,622	2,818	2,337

Loss before income taxes and equity in undistributed income of subsidiary	(3,004)	(2,788)	(2,312)
Income tax benefit	(1,016)	(921)	(748)

Loss before equity in undistributed income of subsidiary	(1,988)	(1,867)	(1,564)
Equity in undistributed income of subsidiary	29,230	21,427	15,398

Net income	$27,242	$19,560	$13,834

Texas Capital Bancshares, Inc.

Notes to Consolidated Financial Statements — (Continued)

Statements of Cash Flows

	Year Ended December 31
	2005	2004	2003
	(In thousands)

Operating Activities
Net income	$27,242	$19,560	$13,834
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(29,795)	(21,427)	(15,398)
(Increase) decrease in other assets	(1,550)	(2,483)	29
Tax benefit from stock option exercises	1,424	1,411	412
Increase in other liabilities	78	51	30

Net cash used in operating activities	(2,601)	(2,888)	(1,093)
Investing Activities
Investment in subsidiaries	(40,220)	(7,000)	(22,864)

Net cash used in investing activities	(40,220)	(7,000)	(22,864)
Financing Activities
Subordinated debentures	25,774	—	10,310
Preferred stock dividends	—	—	(979)
Sale of common stock	2,330	3,223	36,204
Sale of treasury stock, net	—	—	95

Net cash provided by financing activities	28,104	3,223	45,630

Net (decrease) increase in cash and cash equivalents	(14,717)	(6,665)	21,673
Cash and cash equivalents at beginning of year	27,372	34,037	12,364

Cash and cash equivalents at end of year	$12,655	$27,372	$34,037

18.	Related Party Transactions

Certain members of our board of directors provide legal and consulting services to the Company.

See Notes 3 and 6 for a description of loans and deposits with related parties.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We have established and maintain disclosure controls and other procedures that are designed to ensure that material information relating to us and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. For the period covered in this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

The Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the fiscal quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Texas Capital Bancshares, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Texas Capital Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Texas Capital Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Texas Capital Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Texas Capital Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Texas Capital Bancshares, Inc. and subsidiaries and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Dallas, Texas
February 28, 2006

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 16, 2005, which proxy materials will be filed with the SEC no later than April 30, 2005.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 16, 2005, which proxy materials will be filed with the SEC no later than April 30, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 16, 2005, which proxy materials will be filed with the SEC no later than April 30, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 16, 2005, which proxy materials will be filed with the SEC no later than April 30, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 16, 2005, which proxy materials will be filed with the SEC no later than April 30, 2005.

ITEM 15.	EXHIBITS

(a) Documents filed as part of this report

(1) All financial statements

  Independent Registered Public Accounting Firms’ Report of Ernst & Young LLP

(2) All financial statements required by Item 8

  Independent Registered Public Accounting Firms’ Report of Ernst & Young LLP

(3) Exhibits

2.1	Agreement and Plan to Consolidate Texas Capital Bank with and into Resource Bank, National Association and under the Title of “Texas Capital Bank, National Association,” which is incorporated by reference to Exhibit 2.1 to our registration statement on Form 10 dated August 24, 2001

2.2	Amendment to Agreement and Plan to Consolidate, which is incorporated by reference to Exhibit 2.2 to our registration statement on Form 10 dated August 24, 2001

3.1	Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1 to our registration statement on Form 10 dated August 24, 2001

3.2	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.2 to our registration statement on Form 10 dated August 24, 2001
3.3	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.3 to our registration statement on Form 10 dated August 24, 2001
3.4	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.4 to our registration statement on Form 10 dated August 24, 2001

3.5	Amended and Restated Bylaws of Texas Capital Bancshares, Inc. which is incorporated by reference to Exhibit 3.5 to our registration statement on Form 10 dated August 24, 2001

4.1	Texas Capital Bancshares, Inc. 1999 Omnibus Stock Plan, which is incorporated by reference to Exhibit 4.1 to our registration statement on Form 10 dated August 24, 2001

4.2	Texas Capital Bancshares, Inc. 2006 Employee Stock Purchase Plan, which is incorporated by reference to our registration statement on Form S-8 dated February 3, 2006

4.3	Texas Capital Bancshares, Inc. 2005 Long-Term Incentive Plan, which is incorporated by reference to our registration statement on Form S-8 dated June 3, 2005

4.4	Placement Agreement by and among by and among Texas Capital Bancshares Statutory Trust I and SunTrust Capital Markets, Inc., which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002

4.5	Certificate of Trust of Texas Capital Bancshares Statutory Trust I, dated November 12, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002

4.6	Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, Texas Capital Bancshares, Inc. and Joseph M. Grant, Raleigh Hortenstine III and Gregory B. Hultgren, dated November 19, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002

4.7	Indenture dated November 19, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002

4.8	Guarantee Agreement between Texas Capital Bancshares, Inc. and State Street Bank and Trust of Connecticut, National Association dated November 19, 2002, which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002

4.9	Placement Agreement by and among Texas Capital Bancshares, Inc., Texas Capital Statutory Trust II and Sandler O’Neill & Partners, L.P., which is incorporated by reference to our Current Report Form 8-K dated June 11, 2003

4.10	Certificate of Trust of Texas Capital Statutory Trust II, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003

4.11	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, Texas Capital Bancshares, Inc., and Joseph M. Grant and Gregory B. Hultgren, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003

4.12	Indenture between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003

4.13	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003

4.14	Amended and Restated Declaration of Trust for Texas Capital Statutory Trust III by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Texas Capital Bancshares, Inc. as Sponsor, and the Administrators named therein, dated as of October 6, 2005

4.15	Indenture between Texas Capital Bancshares, Inc., as Issuer, and Wilmington Trust Company, as Trustee, for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, dated as of October 6, 2005.

4.16	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of October 6, 2005.

10.1	Deferred Compensation Agreement, which is incorporated by reference to Exhibit 10.2 to our registration statement on Form 10 dated August 24, 2001+

10.2	Amended and Restated Deferred Compensation Agreement Irrevocable Trust+

10.3	Executive Employment Agreement between Joseph M. Grant and Texas Capital Bancshares, Inc. dated October 8, 2002, which is incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K dated March 26, 2003+

10.4	Executive Employment Agreement between George F. Jones, Jr. and Texas Capital Bancshares, Inc. dated October 8, 2002, which is incorporated by reference to Exhibit 10.5 of our Annual Report on Form 10-K dated March 26, 2003+

10.5	Executive Employment Agreement between C. Keith Cargill and Texas Capital Bancshares, Inc. dated October 8, 2002, which is incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K dated March 26, 2003+

10.6	Executive Employment Agreement between Peter Bartholow and Texas Capital Bancshares, Inc. dated October 6, 2003, which is incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K dated March 15, 2004+

10.7	Executive Employment Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and Joseph M. Grant, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+

10.8	Executive Employment Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and George F. Jones, Jr., which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+

10.9	Executive Employment Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and C. Keith Cargill, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+

10.10	Executive Employment Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and Peter B. Bartholow, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+

10.11	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and Joseph M. Grant, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+

10.12	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and George F. Jones, Jr., which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+

10.13	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and C. Keith Cargill, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+

10.14	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and Peter B. Bartholow, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+

21	Subsidiaries of the Registrant*

23.1	Consent of Ernst & Young LLP*

24.1	Power of Attorney**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

*	Filed herewith

+	Management contract or compensatory plan arrangement

**	Included on signature page of this Form 10-K

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TEXAS CAPITAL BANCSHARES, INC.

By:	/s/ JOSEPH M. GRANT
Joseph M. Grant
Chairman of the Board of Directors and
Chief Executive Officer

Date: March 3, 2006

/s/ JOSEPH M. GRANT Joseph M. Grant	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	Date: March 3, 2006

/s/ PETER BARTHOLOW Peter Bartholow	Chief Financial Officer and Director (principal financial officer)	Date: March 3, 2006

/s/ JULIE ANDERSON Julie Anderson	Controller (principal accounting officer)	Date: March 3, 2006

/s/ LEO CORRIGAN III Leo Corrigan III	Director	Date: March 3, 2006

/s/ FREDERICK B. HEGI, JR. Frederick B. Hegi, Jr.	Director	Date: March 3, 2006

/s/ LARRY L. HELM Larry L. Helm	Director	Date: March 3, 2006

/s/ JAMES R. HOLLAND, JR. James R. Holland, Jr.	Director	Date: March 3, 2006

/s/ GEORGE F. JONES, JR. George F. Jones, Jr.	Director	Date: March 3, 2006

/s/ LARRY A. MAKEL Larry A. Makel	Director	Date: March 3, 2006

/s/ WALTER W. MCALLISTER III Walter W. McAllister III	Director	Date: March 3, 2006

/s/ LEE ROY MITCHELL Lee Roy Mitchell	Director	Date: March 3, 2006

/s/ STEVE ROSENBERG Steve Rosenberg	Director	Date: March 3, 2006

/s/ JOHN C. SNYDER John C. Snyder	Director	Date: March 3, 2006

/s/ ROBERT W. STALLINGS Robert W. Stallings	Director	Date: March 3, 2006

/s/ IAN J. TURPIN Ian J. Turpin	Director	Date: March 3, 2006