Form 10-Q
period 2006-03-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2006-05-05
CIK 1077428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
For the quarterly period ended March 31, 2006

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
     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filed and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     On April 30, 2006, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share 25,897,211

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended March 31, 2006

ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands except share data)

	Three months ended March 31
	2006	2005

Interest income
Interest and fees on loans	$45,941	$25,692
Securities	6,831	8,296
Federal funds sold	24	80
Deposits in other banks	11	119

Total interest income	52,807	34,187
Interest expense
Deposits	19,307	8,933
Federal funds purchased	2,195	861
Repurchase agreements	1,202	2,394
Other borrowings	554	4
Long-term debt	828	327

Total interest expense	24,086	12,519

Net interest income	28,721	21,668
Provision for loan losses	—	—

Net interest income after provision for loan losses	28,721	21,668
Non-interest income
Service charges on deposit accounts	856	781
Trust fee income	843	586
Bank owned life insurance (BOLI) income	286	288
Brokered loan fees	369	219
Gain on sale of mortgage loans	1,623	1,765
Insurance commissions	723	113
Other	1,372	427

Total non-interest income	6,072	4,179
Non-interest expense
Salaries and employee benefits	15,452	11,529
Net occupancy and equipment expense	2,752	1,683
Marketing	799	699
Legal and professional	1,468	1,097
Communications and data processing	684	655
Franchise taxes	61	45
Other	3,497	2,146

Total non-interest expense	24,713	17,854

Income before income taxes	10,080	7,993
Income tax expense	3,437	2,717

Net income	$6,643	$5,276

Earnings per share:
Basic	$.26	$.21
Diluted	$.25	$.20
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and due from banks	$108,429	$137,840
Securities, available-for-sale	604,987	630,482
Loans held for sale	130,285	111,178
Loans held for investment (net of unearned income)	2,263,007	2,075,961
Less: Allowance for loan losses	18,909	18,897

Loans held for investment, net	2,244,098	2,057,064
Premises and equipment, net	21,155	21,632
Accrued interest receivable and other assets	71,573	71,517
Goodwill and intangible assets, net	12,405	12,512

Total assets	$3,192,932	$3,042,225

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$481,410	$512,294
Interest bearing	1,478,730	1,436,111
Interest bearing in foreign branches	503,579	546,774

Total deposits	2,463,719	2,495,179

Accrued interest payable	4,857	4,778
Other liabilities	14,205	14,630
Federal funds purchased	263,187	103,497
Repurchase agreements	103,642	108,357
Other borrowings	75,162	53,867
Long-term debt	46,394	46,394

Total liabilities	2,971,166	2,826,702

Stockholders’ equity:
Common stock, $.01 par value:
Authorized shares — 100,000,000
Issued shares — 25,854,651 and 25,771,718 at March 31, 2006 and December 31, 2005, respectively	259	258
Additional paid-in capital	177,014	176,131
Retained earnings	53,882	47,239
Treasury stock (shares at cost: 84,274 at March 31, 2006 and December 31, 2005)	(573)	(573)
Deferred compensation	573	573
Accumulated other comprehensive loss	(9,389)	(8,105)

Total stockholders’ equity	221,766	215,523

Total liabilities and stockholders’ equity	$3,192,932	$3,042,225

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands except share data)

								Accumulated
								Other
	Common Stock				Treasury Stock			Compre-
			Additional					hensive
			Paid-in	Retained			Deferred	Income
	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	(Loss)	Total

Balance at December 31, 2004	25,461,602	$255	$172,380	$20,047	(84,274)	$(573)	$573	$2,593	$195,275
Comprehensive income:
Net income	—	—	—	27,192	—	—	—	—	27,192
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $5,759	—	—	—	—	—	—	—	(10,698)	(10,698)

Total comprehensive income									16,494
Tax benefit related to exercise of stock options	—	—	1,424	—	—	—	—	—	1,424
Issuance of common stock	310,116	3	2,327	—	—	—	—	—	2,330

Balance at December 31, 2005	25,771,718	258	176,131	47,239	(84,274)	(573)	573	(8,105)	215,523
Comprehensive income:
Net income (unaudited)	—	—	—	6,643	—	—	—	—	6,643
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $691 (unaudited)	—	—	—	—	—	—	—	(1,284)	(1,284)

Total comprehensive income									5,359
Tax benefit related to exercise of stock options (unaudited)	—	—	363	—	—	—	—	—	363
Issuance of common stock (unaudited)	82,933	1	520	—	—	—	—	—	521

Balance at March 31, 2006 (unaudited)	25,854,651	$259	$177,014	$53,882	(84,274)	$(573)	$573	$(9,389)	$221,766

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Three months ended March 31
	2006	2005

Operating activities
Net income	$6,643	$5,276
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,025	406
Amortization and accretion on securities	413	667
Bank owned life insurance (BOLI) income	(286)	(288)
Gain on sale of mortgage loans	(1,623)	(1,765)
Stock-based compensation expense	644	391
Tax benefit from stock option exercises	363	454
Excess tax benefits from stock-based compensation arrangements	(1,038)	—
Originations of loans held for sale	(600,047)	(323,028)
Proceeds from sales of loans held for sale	577,446	373,635
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	230	(4,089)
Accrued interest payable and other liabilities	(298)	1,425

Net cash (used in) provided by operating activities	(16,528)	53,084

Investing activities
Purchases of available-for-sale securities	(5,048)	(2,136)
Maturities and calls of available-for-sale securities	2,600	4,499
Principal payments received on securities	25,554	36,502
Net increase in loans	(181,708)	(112,242)
Purchase of premises and equipment, net	(650)	(420)

Net cash used in investing activities	(159,252)	(73,797)

Financing activities
Net increase (decrease) in checking, money market and savings accounts	(44,347)	69,831
Net increase in certificates of deposit	12,887	121,983
Sale of common stock	521	564
Net other borrowings	16,580	(197,515)
Excess tax benefits from stock-based compensation arrangements	1,038	—
Net federal funds purchased	159,690	34,206

Net cash provided by financing activities	146,369	29,069

Net increase (decrease) in cash and cash equivalents	(29,411)	8,356
Cash and cash equivalents at beginning of period	137,840	78,490

Cash and cash equivalents at end of period	$108,429	$86,846

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$24,007	$12,905
Cash paid during the period for income taxes	221	35
Non-cash transactions:
Transfers from loans/leases to other repossessed assets	—	12
Transfers from loans/leases to premises and equipment	209	49
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
The consolidated interim financial statements have been prepared without audit. Certain information and footnote disclosures presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make interim financial information not misleading. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2005, included in our Annual Report on Form 10-K filed with the SEC on March 3, 2006 (the “2005 Form 10-K”).
Stock Based Compensation
On January 1, 2006, we changed our accounting policy related to stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment (Revised 2004) (“SFAS 123R”). Prior to adoption, we accounted for stock plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based compensation was reflected in net income, as all option grants had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation expense in the statement of operations based on their fair values on the measurement date, which is generally the date of the grant. We transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to us, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation expense for the portion of awards for which the requisite period has not been rendered (generally referring to nonvested awards) that are outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered during and after the period of adoption of SFAS 123R. The compensation expense for the earlier awards is based on the same method and on the same grant date fair values previously determined for the pro forma disclosures required for all companies that did not previously adopt the fair value accounting method for stock-based compensation.
The fair value of our stock option and SAR grants are estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide the best single measure of the fair value of its employee stock options.
As a result of adopting the provisions of SFAS 123R during the three months ended March 31, 2006, we recognized additional stock-based compensation of $426,000, $281,000 net of tax. For the three months ended

March 31, 2006, this resulted in a decrease of $.01 per share in basic and diluted earnings per share. The amount is comprised of $399,000 related to unvested options issued prior to the adoption of SFAS 123R, $10,000 related to SAR’s issued in the first quarter of 2006, and $17,000 related to RSU’s issued in the first quarter of 2006. Cash flows from financing activities included $1.0 million in cash inflows from excess tax benefits related to stock compensation. Such cash flows were previously reported as operating activities. Unrecognized stock-based compensation expense related to unvested options issued prior to adoption of SFAS 123R is $4.6 million, pre-tax. At March 31, 2006, the weighted average period over which this unrecognized expense is expected to be recognized was 2.2 years. Unrecognized stock-based compensation expense related to grants issued during the first quarter of 2006 is $639,000. At March 31, 2006, the weighted average period over which this unrecognized expense is expected to be recognized was 2.9 years.
The following pro forma information presents net income and earnings per share for the three months ended March 31, 2005 as if the fair value method of SFAS 123R had been used to measure compensation expense for stock-based compensation.

Three months
ended March 31
2005
Net income as reported	$5,276
Add: Total stock-based employee compensation recorded, net of related tax effects	391
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(616)

Pro forma net income	$5,051

Basic income per share:
As reported	$.21
Pro forma	$.20

Diluted income per share:
As reported	$.20
Pro forma	$.19
(2) EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share (dollars in thousands except per share data):

	Three months ended March 31
	2006	2005

Numerator:
Net income	$6,643	$5,276

Denominator:
Denominator for basic earnings per share-weighted average shares	25,825,352	25,522,458
Effect of employee stock options: (1)	742,541	1,100,355

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	26,567,893	26,622,813

Basic earnings per share	$.26	$.21
Diluted earnings per share	$.25	$.20

(1)	Stock options outstanding of 62,500 at March 31, 2006 and 19,000 at March 31, 2005 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Stock options are anti-dilutive when the exercise price is higher than the average market price of our common stock.

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

(Dollars in thousands)	March 31,
2006
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$896,848
Standby letters of credit	51,090

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in thousands)

	For the three months ended			For the three months ended
	March 31, 2006			March 31, 2005
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense (1)	Rate	Balance	Expense (1)	Rate

Assets
Securities – Taxable	$567,653	$6,396	4.57%	$729,907	$7,861	4.37%
Securities – Non-taxable(2)	48,635	669	5.58%	48,715	669	5.57%
Federal funds sold	2,233	24	4.36%	12,377	80	2.62%
Deposits in other banks	1,079	11	4.13%	17,858	119	2.70%
Loans held for sale(3)	102,030	3,295	13.10%	81,956	2,281	11.29%
Loans	2,168,410	42,646	7.98%	1,590,207	23,411	5.97%
Less reserve for loan losses	18,898	—	—	18,930	—	—

Loans, net of reserve	2,251,542	45,941	8.28%	1,653,233	25,692	6.30%

Total earning assets	2,871,142	53,041	7.49%	2,462,090	34,421	5.67%
Cash and other assets	205,999			148,557

Total assets	$3,077,141			$2,610,647

Liabilities and Stockholders’ Equity
Transaction deposits	$117,685	$312	1.08%	$107,162	$255	0.97%
Savings deposits	671,102	6,195	3.74%	613,391	3,147	2.08%
Time deposits	635,250	6,664	4.25%	520,083	3,947	3.08%
Deposits in foreign branches	541,084	6,136	4.60%	245,414	1,584	2.62%

Total interest bearing deposits	1,965,121	19,307	3.98%	1,486,050	8,933	2.44%
Other borrowings	380,832	3,951	4.21%	534,773	3,259	2.47%
Long-term debt	46,394	828	7.24%	20,620	327	6.43%

Total interest bearing liabilities	2,392,347	24,086	4.08%	2,041,443	12,519	2.49%
Demand deposits	445,012			363,398
Other liabilities	19,309			9,241
Stockholders’ equity	220,473			196,565

Total liabilities and stockholders’ equity	$3,077,141			$2,610,647

Net interest income		$28,955			$21,902
Net interest income to earning assets			4.09%			3.61%

Return on average equity		12.22%			10.89%
Return on average assets		.88%			.82%
Equity to assets		7.16%			7.53%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Revenue includes origination fees and other loan fees for our residential mortgage loans that are earned when the loan is sold. This increases our overall yield on these loans since most of the mortgage loans are on our books for less than 30 days.

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
Results of Operations
Summary of Performance
We recorded net income of $6.6 million, or $.25 per diluted common share, for the first quarter of 2006 compared to $5.3 million, or $.20 per diluted common share, for the first quarter of 2005. Return on average equity was 12.22% and return on average assets was .88% for the first quarter of 2006 compared to 10.89% and .82%, respectively, for the first quarter of 2005.
The increase in net income and improvement in return on assets in 2006 are attributed to growth in net interest income, which came from continued earning asset growth, as well as an improvement in net interest margin. Net interest income for the first quarter of 2006 increased by $7.1 million, or 32.6%, from $21.7 million to $28.7 million over the first quarter of 2005. The increase in net interest income was due to an increase in average earning assets of $409.1 million, or 16.6%, with a 48 basis point increase in net interest margin.
Non-interest income increased $1.9 million, or 45.3%, compared to the first quarter of 2005. The increase is primarily related to a $610,000 increase in insurance commission income from $113,000 to $723,000 due to increased focus on the insurance business. Trust fee income increased $257,000 due to continued growth of trust assets. Additionally, brokered loan fee income, which includes third party fees on mortgage warehouse and premium finance loans, increased $150,000 in the first quarter of 2006 as compared to the first quarter of 2005, due to the acquisition of the premium finance business in June 2005.

Non-interest expense increased $6.8 million, or 38.4%, compared to the first quarter of 2005. The increase is primarily related to a $3.9 million increase in salaries and employee benefits to $15.4 million from $11.5 million. The increase in salaries and employee benefits resulted from an increase in the total number of employees related to general business growth, addition of the premium finance business, the continued expansion of the residential mortgage lending division, increased focus on the insurance business and increased compensation reflective of our performance.
Net Interest Income
Net interest income was $28.7 million for the first quarter of 2006, compared to $21.7 million for the first quarter of 2005. The increase was due to an increase in average earning assets of $409.1 million as compared to the first quarter of 2005 and a 48 basis point increase in net interest margin, reflecting rising market interest rates. The increase in average earning assets included a $578.2 million increase in average loans held for investment, an increase of $20.1 million in loans held for sale, offset by a $162.3 million decrease in average securities. For the quarter ended March 31, 2006, average net loans and securities represented 78% and 22%, respectively, of average earning assets compared to 67% and 32% in the same quarter of 2005.
Average interest bearing liabilities increased $350.9 million from the first quarter of 2005, which included a $479.1 million increase in interest bearing deposits offset by a $153.9 million decrease in other borrowings. The average cost of interest bearing liabilities increased from 2.49% for the quarter ended March 31, 2005 to 4.08% for the same period of 2006, reflecting rising market interest rates.
TABLE 1 — VOLUME/RATE ANALYSIS
(Dollars in thousands)

	Three months ended March 31, 2006/2005
		Change Due To (1)
	Change	Volume	Yield/Rate

Interest income:
Securities (2)	$(1,465)	$(1,748)	$283
Loans	20,249	9,071	11,178
Federal funds sold	(56)	(66)	10
Deposits in other banks	(108)	(112)	4

Total	18,620	7,145	11,475
Interest expense:
Transaction deposits	57	25	32
Savings deposits	3,048	296	2,752
Time deposits	2,717	874	1,843
Deposits in foreign branches	4,552	1,908	2,644
Borrowed funds	1,193	(529)	1,722

Total	11,567	2,574	8,993

Net interest income	$7,053	$4,571	$2,482

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.
Net interest margin, the ratio of net interest income to average earning assets, was 4.09% for the first quarter of 2006 compared to 3.61% for the first quarter of 2005. The improvement in net interest margin resulted primarily from a 182 basis point increase in the yield on earning assets offset by a 159 basis point increase in the cost of interest bearing liabilities from the same period of the prior year.
Non-interest Income
Non-interest income increased $1.9 million compared to the same quarter of 2005. The increase is primarily related to a $610,000 increase in insurance commission income from $113,000 to $723,000 due to increased focus on the insurance business. Trust fee income increased $257,000 due to continued growth of trust assets. Additionally, brokered loan fee income, which includes third party fees on mortgage warehouse and premium finance loans, increased $150,000 in the first quarter of 2006 as compared to the first quarter of 2005, due to acquisition of the premium finance business in June 2005.
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
TABLE 2 — NON-INTEREST INCOME
(Dollars in thousands)

	Three months ended March 31
	2006	2005

Service charges on deposit accounts	$856	$781
Trust fee income	843	586
Bank owned life insurance (BOLI) income	286	288
Brokered loan fees	369	219
Gain on sale of mortgage loans	1,623	1,765
Insurance commissions	723	113
Other	1,372	427

Total non-interest income	$6,072	$4,179

Non-interest Expense
Non-interest expense for the first quarter of 2006 increased $6.8 million, or 38.4%, to $24.7 million from $17.9 million, and is primarily related to a $3.9 million increase in salaries and employee benefits to $15.4 million from $11.5 million. The increase in salaries and employee benefits resulted from an increase in the total number of employees related to general business growth, addition of the premium finance business, the continued expansion of the residential mortgage lending division, increased focus on the insurance business and increased compensation, including adoption of SFAS 123R, reflective of our performance. Of the increase, approximately $257,000 is related to commissions in the residential mortgage lending division and represents a variable component of compensation expense directly related to residential loan production, sales and gains on the sale of mortgage loans reflected in non-interest income. As a result of adopting the provisions of SFAS 123R during the three months ended March 31, 2006, we recognized additional stock-based compensation of $426,000.
Net occupancy and equipment expense for the three months ended March 31, 2006 increased by $1.1 million, or 63.5%, compared to the same quarter in 2005 relating to our general business growth, continued growth in the residential mortgage lending division and depreciation related to expansion of our operating lease portfolio.
Marketing expense increased $100,000, or 14.3%. Marketing expense for the three months ended March 31, 2006 included $135,000 of direct marketing and promotions and $359,000 for business development compared to direct marketing and promotions of $64,000 and business development of $322,000 during the same period for 2005. Marketing expense for the three months ended March 31, 2006 also included $305,000 for the purchase of miles related to the American Airlines AAdvantage® program compared to $313,000 for the same period for 2005. Our direct marketing may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets.
Legal and professional expense for the three months ended March 31, 2006 increased $371,000, or 33.8% compared to the same quarter in 2005 mainly related to growth and increased cost of compliance with laws and regulations.

TABLE 3 — NON-INTEREST EXPENSE
(Dollars in thousands)

	Three months ended March 31
	2006	2005

Salaries and employee benefits	$15,452	$11,529
Net occupancy and equipment expense	2,752	1,683
Marketing	799	699
Legal and professional	1,468	1,097
Communications and data processing	684	655
Franchise taxes	61	45
Other	3,497	2,146

Total non-interest expense	$24,713	$17,854

Analysis of Financial Condition
The aggregate loan portfolio at March 31, 2006 increased $208.6 million from December 31, 2005 to $2.4 billion. Commercial loans increased $73.3 million and real estate loans increased $44.3 million. Construction loans, loans held for sale, and leases increased $63.8 million, $19.1 million and $9.9 million, respectively. Consumer loans decreased $1.8 million.
TABLE 4 — LOANS
(Dollars in thousands)

	March 31,	December 31,
	2006	2005

Commercial	$1,256,029	$1,182,734
Construction	450,972	387,163
Real estate	522,949	478,634
Consumer	18,107	19,962
Leases	26,278	16,337
Loans held for sale	130,285	111,178

Total	$2,404,620	$2,196,008

We continue to lend primarily in Texas. As of March 31, 2006, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased individual leases and loan and lease pools (primarily commercial and industrial equipment and vehicles), as well as selected loan participations and USDA government guaranteed loans.
Summary of Loan Loss Experience
The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $18.9 million at March 31, 2006, $18.9 million at December 31, 2005 and $18.7 million at March 31, 2005. This represents 0.84%, 0.91% and 1.12% of loans held for investment (net of unearned income) at March 31, 2006, December 31, 2005 and March 31, 2005, respectively.
The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. Due to continued improvement in key measures of credit quality, we did not record a provision for possible loan losses during the first quarter of 2006, consistent with the fourth quarter of 2005 and the first quarter of 2005. The provision for losses necessary to maintain reserve adequacy decreased due to the continued improvement in indicators of credit quality in 2006, such as net charge-offs and non-performing loans.

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
The reserve allocation percentages assigned to each credit grade have been developed based on an analysis of our historical loss rates and historical loss rates at selected peer banks, adjusted for certain qualitative factors. Qualitative adjustments for such things as general economic conditions, changes in credit policies and lending standards, and changes in the trend and severity of problem loans, can cause the estimation of future losses to differ from past experience. The unallocated portion of the general reserve serves to compensate for additional areas of uncertainty and considers industry trends. In addition, the reserve considers the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio. The allowance, which has declined as a percent of total loans, is considered adequate and appropriate, given the significant growth in the loan and lease portfolio, current economic conditions in our market areas and other factors.
The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and anticipated future credit losses. The changes are reflected in the general reserve and in specific reserves as the collectibility of larger classified loans is evaluated with new information. As our portfolio matures, historical loss ratios have been closely monitored, and our reserve adequacy relies primarily on our loss history. Currently, the review of reserve adequacy is performed by executive management and presented to our board of directors for their review, consideration and ratification on a quarterly basis.

TABLE 5 — SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)

	Three months ended		Three months ended		Year ended
	March 31,		March 31,		December 31,
	2006		2005		2005

Beginning balance	$18,897		$18,698		$18,698
Loans charged-off:
Commercial	—		266		410
Real estate	—		—		28
Consumer	3		1		93
Leases	10		58		66

Total	13		325		597
Recoveries:
Commercial	4		282		569
Consumer	1		—		2
Leases	20		60		225

Total recoveries	25		342		796

Net charge-offs (recoveries)	(12)		(17)		(199)
Provision for loan losses	—		—		—

Ending balance	$18,909		$18,715		$18,897

Reserve to loans held for investment (2)	.84%		1.12%		.91%
Net charge-offs (recoveries) to average loans (1)(2)	(.00)%		(.00)%		(.01)%
Provision for loan losses to average loans (1)(2)	—		—		—
Recoveries to total charge-offs	192.3%		105.2%		133.33%
Reserve as a multiple of net charge-offs	N/M		N/M		N/M

Non-performing and renegotiated loans:
Non-accrual	$6,032		$6,047		$5,657
Loans past due (90 days) (3)	2,824		18		2,795

Total	$8,856		$6,065		$8,452

Reserve as a percent of non-performing loans (2)	2.1	x	3.1	x	2.2	x

(1)	Interim period ratios are annualized.

(2)	Excludes loans held for sale.

(3)	At March 31, 2006, 90% of the loans past due 90 days and still accruing are premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take up to 180 days from the cancellation date.

Non-performing Assets
Non-performing assets include non-accrual loans and leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. The table below summarizes our non-accrual loans by type:

	March 31,	December 31,	March 31,
	2006	2005	2005
	(In thousands)
Non-accrual loans:
Commercial	$4,671	$4,931	$1,310
Construction	—	61	3,908
Real estate	1,168	464	403
Consumer	78	51	184
Leases	115	150	242

Total non-accrual loans	$6,032	$5,657	$6,047

At March 31, 2006, we had $2.8 million in loans past due 90 days and still accruing interest. At March 31, 2006, 90% of the loans past due 90 days and still accruing are premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take up to 180 days from the cancellation date. At March 31, 2006, we had $233,000 in other repossessed assets and real estate.
Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of March 31, 2006, approximately $50,000 of our non-accrual loans were earning on a cash basis.
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
Our unrealized loss on the securities portfolio value increased from a loss of $12.5 million, which represented 1.94% of the amortized cost at December 31, 2005, to a loss of $14.4 million, which represented 2.33% of the amortized cost at March 31, 2006.
The following table discloses, as of March 31, 2006, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasuries	$2,585	$(3)	$—	$—	$2,585	$(3)
Mortgage-backed securities	193,887	(3,832)	247,080	(9,536)	440,967	(13,368)
Corporate securities	—	—	39,929	(871)	39,929	(871)
Municipals	25,968	(291)	17,657	(418)	43,625	(709)
Equity securities	980	(26)	2,363	(137)	3,343	(163)

	$223,420	$(4,152)	$307,029	$(10,962)	$530,449	$(15,114)

We believe the investment securities in the table above are within ranges customary for the banking industry. The number of investment positions in this unrealized loss position totals 169. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value; (2) it is not probable that we will be unable to collect the amounts contractually due; and (3) no decision to dispose of the investments was made prior to the balance sheet date. The unrealized losses noted are interest rate related due to rising rates in 2006 in relation to previous rates in 2004 and 2005. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.
Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (BSMC), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2005 and for the three months ended March 31, 2006, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank) and the Federal Home Loan Bank (FHLB) borrowings.
Our liquidity needs have primarily been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding as possible from deposits of these core customers, which as of March 31, 2006, comprised $2,407.4 million, or 97.7%, of total deposits. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect.
In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. As of March 31, 2006, brokered retail CDs comprised $56.3 million, or 2.3%, of total deposits. Our dependence on retail brokered CDs is limited by our internal funding guidelines, which as of March 31, 2006, limited borrowing from this source to 15% of total deposits.
Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), securities sold under repurchase agreements, treasury, tax and loan notes, and advances from the FHLB. As of March 31, 2006, our borrowings consisted of a total of $99.7 million of securities sold under repurchase agreements, $140.0 million of upstream federal funds purchased, $123.2 million of downstream federal funds purchased, $4.0 million from customer repurchase agreements, and $162,000 of treasury, tax and loan notes. Credit availability from the FHLB is based on our bank’s financial and operating condition and borrowing collateral we hold with the FHLB. At March 31, 2006, $75 million of our borrowings consisted of borrowings from the FHLB. Our unused FHLB borrowing capacity at March 31, 2006 was approximately $294.0 million. As of March 31, 2006, we had unused upstream federal fund lines available from commercial banks of approximately $316.8 million. During the three months ended March 31, 2006, our average other borrowings from these sources were $380.8 million, of which $135.2 million related to securities sold under repurchase agreements. The maximum amount of borrowed funds outstanding at any month-end during the first three months of 2006 was $442.0 million, of which $103.6 related to securities sold under repurchase agreements.
Our equity capital averaged $220.5 million for the three months ended March 31, 2006 as compared to $196.6 million for the same period in 2005. This increase reflects our retention of net earnings during this period. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.
Based on the information in our most recently filed call report and as shown in the table below, we continue to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.
TABLE 6 — CAPITAL RATIOS

	March 31,	March 31,
	2006	2005

Risk-based capital:
Tier 1 capital	9.61%	10.43%
Total capital	10.30%	11.33%
Leverage	8.60%	8.33%
As of March 31, 2006, our significant fixed and determinable contractual obligations to third parties were as follows:

		After One	After Three
	Within	but Within	but Within	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity (1)	$1,307,849	$—	$—	$—	$1,307,849
Time deposits (1)	1,013,928	44,374	97,389	179	1,155,870
Federal funds purchased (1)	263,187	—	—	—	263,187
Securities sold under repurchase agreements (1)	70,250	29,400	—	—	99,650
Customer repurchase agreements (1)	3,992	—	—	—	3,992
Treasury, tax and loan notes (1)	162	—	—	—	162
FHLB borrowings (1)	75,000	—	—	—	75,000
Operating lease obligations	5,204	10,188	6,104	2,748	24,244
Long-term debt (1)	—	—	—	46,394	46,394

Total contractual obligations	$2,739,572	$83,962	$103,493	$49,321	$2,976,348

(1)	Excludes interest
Off-Balance Sheet Arrangements
The contractual amount of our financial instruments with off-balance sheet risk expiring by period at March 31, 2006 is presented below:

		After One	After Three
	Within	but Within	but Within	After Five
(Dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Commitments to extend credit	$514,789	$320,135	$54,411	$7,513	$896,848
Standby letters of credit	44,502	6,588	—	—	51,090

Total financial instruments with off-balance sheet risk	$559,291	$326,723	$54,411	$7,513	$947,938

Due to the nature of our unfunded loan commitments, including unfunded lines of credit, the amounts presented in the table above do not necessarily represent amounts that we anticipate funding in the periods presented above. See Note (3) — Financial Instruments With Off-Balance Sheet Risk in Item I herein.

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
We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 to the consolidated financial statements in the 2005 Form 10-K. Not all these significant accounting policies require management to make difficult, subjective or complex judgments. However, the policies noted below could be deemed to meet the SEC’s definition of critical accounting policies.
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
The responsibility for managing market risk rests with the BSMC, which operates under policy guidelines established by our board of directors. The negative acceptable variation in net interest revenue due to a 200 basis point increase or decrease in interest rates is generally limited by these guidelines to +/- 5%. These guidelines also establish maximum levels for short-term borrowings, short-term assets and public and brokered deposits. They also establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is the ongoing responsibility of the BSMC, with exceptions reported to our board of directors on a quarterly basis.
Interest Rate Risk Management
The Company’s interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of March 31, 2006, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Interest Rate Sensitivity Gap Analysis
March 31, 2006
(in thousands)

	0-3 mo	4-12 mo	1-3 yr	3+ yr	Total
	Balance	Balance	Balance	Balance	Balance

Securities (1)	$24,011	$77,887	$179,554	$323,535	$604,987

Total Variable Loans	2,001,673	7,319	492	1,173	2,010,657
Total Fixed Loans	122,208	85,766	94,446	91,543	393,963

Total Loans (2)	2,123,881	93,085	94,938	92,716	2,404,620

Total Interest Sensitive Assets	$2,147,892	$170,972	$274,492	$416,251	$3,009,607

Liabilities:
Interest Bearing Customer Deposits	$1,330,018	$—	$—	$—	$1,330,018
CD’s & IRA’s	273,577	186,219	38,697	97,405	595,898
Wholesale Deposits	397	50,156	5,677	163	56,393

Total Interest-bearing Deposits	$1,603,992	$236,375	$44,374	$97,568	$1,982,309

Repo, FF, FHLB Borrowings	390,591	22,000	29,400	—	441,991
Trust Preferred	—	—	—	46,394	46,394

Total Borrowing	390,591	22,000	29,400	46,394	488,385

Total Interest Sensitive Liabilities	$1,994,583	$258,375	$73,774	$143,962	$2,470,694

GAP	153,309	(87,403)	200,718	272,289	—
Cumulative GAP	153,309	65,906	266,624	538,913	538,913

Demand Deposits					481,410
Stockholders’ Equity					221,766

Total					$703,176

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.
The table above sets forth the balances as of March 31, 2006 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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

Our interest rate risk exposure model incorporates assumptions regarding the level of interest rate or balance changes on indeterminable maturity deposits (demand deposits, interest bearing transaction accounts and savings accounts) for a given level of market rate changes. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Changes in prepayment behavior of mortgage-backed securities, residential and commercial mortgage loans in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. The impact of planned growth and new business activities is factored into the simulation model. This modeling indicated interest rate sensitivity as follows:
TABLE 7 — INTEREST RATE SENSITIVITY
(Dollars in thousands)

	Anticipated Impact Over the Next Twelve Months
	as Compared to Most Likely Scenario
	200 bp Increase	200 bp Decrease
	March 31, 2006	March 31, 2006
Change in net interest income	$7,108	$(6,707)
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
     Our management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures as of March 31, 2006 and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There has not been any material change in the risk factors disclosure from that contained in the Company’s 2005 10-K for the fiscal year ended December 31, 2005.
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

Date: May 5, 2006

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