Form 10-Q
period 2006-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2006-08-03
CIK 1077428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
For the quarterly period ended June 30, 2006

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
     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer” and “accelerated filer” Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐              Accelerated Filer ☑            Non-Accelerated Filer ☐
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     On July 31, 2006, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:
Common Stock, par value $0.01 per share                       25,983,809

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended June 30, 2006

ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Interest income
Interest and fees on loans	$53,154	$31,255	$99,095	$56,947
Securities	6,726	7,887	13,557	16,183
Federal funds sold	3	14	27	94
Deposits in other banks	13	11	24	130

Total interest income	59,896	39,167	112,703	73,354
Interest expense
Deposits	22,369	10,446	41,676	19,379
Federal funds purchased	2,782	1,374	4,977	2,235
Repurchase agreements	1,562	2,151	2,764	4,545
Other borrowings	890	354	1,444	358
Long-term debt	1,167	358	1,995	685

Total interest expense	28,770	14,683	52,856	27,202

Net interest income	31,126	24,484	59,847	46,152
Provision for loan losses	2,250	—	2,250	—

Net interest income after provision for loan losses	28,876	24,484	57,597	46,152
Non-interest income
Service charges on deposit accounts	805	793	1,661	1,574
Trust fee income	866	615	1,709	1,201
Bank owned life insurance (BOLI) income	292	291	578	579
Brokered loan fees	483	399	852	618
Gain on sale of mortgage loans	2,150	1,911	3,773	3,676
Insurance commissions	756	172	1,479	285
Equipment rental income	815	1	1,328	15
Other	692	512	1,551	925

Total non-interest income	6,859	4,694	12,931	8,873
Non-interest expense
Salaries and employee benefits	16,333	11,858	31,785	23,387
Net occupancy and equipment expense	3,150	1,875	5,902	3,558
Marketing	990	922	1,798	1,621
Legal and professional	1,365	1,097	2,833	2,194
Communications and data processing	756	914	1,455	1,569
Franchise taxes	104	45	165	90
Other	3,414	2,479	6,887	4,625

Total non-interest expense	26,112	19,190	50,825	37,044

Income before income taxes	9,623	9,988	19,703	17,981
Income tax expense	3,282	3,401	6,719	6,118

Net income	$6,341	$6,587	$12,984	$11,863

Earnings per share:
Basic	$.24	$.26	$.50	$.46
Diluted	$.24	$.25	$.49	$.45
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and due from banks	$163,737	$137,840
Securities, available-for-sale	573,053	630,482
Loans held for sale	164,493	111,178
Loans held for investment (net of unearned income)	2,417,814	2,075,961
Less: Allowance for loan losses	19,646	18,897

Loans held for investment, net	2,398,168	2,057,064
Premises and equipment, net	26,031	21,632
Accrued interest receivable and other assets	74,590	71,517
Goodwill and intangible assets, net	12,408	12,512

Total assets	$3,412,480	$3,042,225

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$532,130	$512,294
Interest bearing	1,592,239	1,436,111
Interest bearing in foreign branches	798,125	546,774

Total deposits	2,922,494	2,495,179

Accrued interest payable	5,880	4,778
Other liabilities	13,515	14,630
Federal funds purchased	100,060	103,497
Repurchase agreements	70,557	108,357
Other borrowings	3,113	53,867
Long-term debt	72,168	46,394

Total liabilities	3,187,787	2,826,702

Stockholders’ equity:
Common stock, $.01 par value:
Authorized shares — 100,000,000
Issued shares — 25,940,874 and 25,771,718 at June 30, 2006 and December 31, 2005, respectively	259	258
Additional paid-in capital	178,204	176,131
Retained earnings	60,223	47,239
Treasury stock (shares at cost: 84,274 at June 30, 2006 and December 31, 2005)	(573)	(573)
Deferred compensation	573	573
Accumulated other comprehensive loss	(13,993)	(8,105)

Total stockholders’ equity	224,693	215,523

Total liabilities and stockholders’ equity	$3,412,480	$3,042,225

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands except share data)

								Accumulated
								Other
	Common Stock				Treasury Stock			Compre-
			Additional					hensive
			Paid-in	Retained			Deferred	Income
	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	(Loss)	Total

Balance at January 1, 2005	25,461,602	$255	$172,380	$20,047	(84,274)	$(573)	$573	$2,593	$195,275
Comprehensive income:
Net income	—	—	—	27,192	—	—	—	—	27,192
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $5,759	—	—	—	—	—	—	—	(10,698)	(10,698)

Total comprehensive income									16,494
Tax benefit related to exercise of stock options	—	—	1,424	—	—	—	—	—	1,424
Issuance of common stock	310,116	3	2,327	—	—	—	—	—	2,330

Balance at December 31, 2005	25,771,718	258	176,131	47,239	(84,274)	(573)	573	(8,105)	215,523
Comprehensive income:
Net income (unaudited)	—	—	—	12,984	—	—	—	—	12,984
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $3,171 (unaudited)	—	—	—	—	—	—	—	(5,888)	(5,888)

Total comprehensive income									7,096
Tax benefit related to exercise of stock options (unaudited)	—	—	818	—	—	—	—	—	818
Issuance of common stock (unaudited)	169,156	1	1,255	—	—	—	—	—	1,256

Balance at June 30, 2006 (unaudited)	25,940,874	$259	$178,204	$60,223	(84,274)	$(573)	$573	$(13,993)	$224,693

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Six months ended June 30
	2006	2005

Operating activities
Net income	$12,984	$11,863
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	2,250	—
Depreciation and amortization	2,511	772
Amortization and accretion on securities	669	1,293
BOLI income	(578)	(579)
Gain on sale of mortgage loans	(3,773)	(3,676)
Stock-based compensation expense	1,458	—
Tax benefit from stock option exercises	818	626
Excess tax benefits from stock-based compensation arrangements	(2,337)	—
Originations of loans held for sale	(595,047)	(746,543)
Proceeds from sales of loans held for sale	579,596	749,096
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(2,624)	(2,823)
Accrued interest payable and other liabilities	1,701	1,539

Net cash (used in) provided by operating activities	(2,372)	11,568

Investing activities
Purchases of available-for-sale securities	(8,001)	(9,357)
Maturities and calls of available-for-sale securities	5,200	6,399
Principal payments received on securities	50,501	75,944
Net increase in loans	(375,520)	(241,780)
Purchase of premises and equipment, net	(8,602)	(698)
Cash paid for acquisition	—	(5,143)

Net cash used in investing activities	(336,422)	(174,635)

Financing activities
Net increase in checking, money market and savings accounts	100,575	80,558
Net increase in certificates of deposit	326,740	100,560
Sale of common stock	1,256	1,178
Issuance of long-term debt	25,774	—
Net decrease in other borrowings	(88,554)	(521)
Excess tax benefits from stock-based compensation arrangements	2,337	—
Net increase (decrease) in federal funds purchased	(3,437)	15,784

Net cash provided by financing activities	364,691	197,559

Net increase in cash and cash equivalents	25,897	34,492
Cash and cash equivalents at beginning of period	137,840	78,490

Cash and cash equivalents at end of period	$163,737	$112,982

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$51,754	$27,303
Cash paid during the period for income taxes	6,816	4,917
Non-cash transactions:
Transfers from loans/leases to other repossessed assets	20	55
Transfers from loans/leases to premises and equipment	1,945	701
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
The fair value of our stock option and stock appreciation right (SAR) grants are estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide the best single measure of the fair value of its employee stock options.
As a result of applying the provisions of SFAS 123R during the three and six months ended June 30, 2006, we recognized additional stock-based compensation expense of $695,000, or $458,000 net of tax, and $1.1 million, or $739,000 net of tax. The increase in stock-based compensation expense related to stock options resulted in a $0.02 decrease and a $0.03 decrease in diluted earnings per share during the three and six months ended June 30, 2006. The amount for the three months ended June 30, 2006 is comprised of $396,000 related to unvested options issued prior to the adoption of SFAS 123R, $210,000 related to SARs issued in the second quarter of 2006, and $89,000 related to RSUs issued in the second quarter of 2006. The amount for the six months ended June 30, 2006 is comprised of $795,000 related to unvested options issued prior to the adoption of SFAS 123R, $220,000 related to SARs issued in 2006, and $106,000 related to RSUs issued in 2006. Cash flows from financing activities for the six months ended June 30, 2006 included $2.3 million in cash inflows from excess tax benefits related to stock compensation. Such cash flows were previously reported as operating activities. Unrecognized stock-based compensation expense related to unvested options issued prior to adoption of SFAS 123R is $ 4.2 million, pre-tax. At June 30, 2006, the weighted average period over which this unrecognized expense is expected to be recognized was 2.1 years. Unrecognized stock-based compensation expense related to grants issued during 2006 is $5.8 million. At June 30, 2006, the weighted average period over which this unrecognized expense is expected to be recognized was 2.6 years.
The following pro forma information presents net income and earnings per share for the three and six months ended June 30, 2005 as if the fair value method of SFAS 123R had been used to measure compensation expense for stock-based compensation.

	Three Months Ended,	Six Months Ended
	June 30, 2005	June 30, 2005

Net income as reported	$6,587	$11,863
Add: Total stock-based employee compensation recorded, net of related tax effects	94	686
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(348)	(1,165)

Pro forma net income	$6,333	$11,384

Basic income per share:
As reported	$.26	$.46
Pro forma	$.25	$.45

Diluted income per share:
As reported	$.25	$.45
Pro forma	$.24	$.43

(2) EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share (dollars in thousands except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Numerator:
Net income	$6,341	$6,587	$12,984	$11,863

Denominator:
Denominator for basic earnings per share-weighted average shares	25,907,243	25,578,152	25,866,524	25,550,459
Effect of employee stock options: (1)	617,309	965,039	679,579	1,032,323

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	26,524,552	26,543,191	26,546,103	26,582,782

Basic earnings per share	$.24	$.26	$.50	$.46
Diluted earnings per share	$.24	$.25	$.49	$.45

(1)	Stock options outstanding of 54,500 at June 30, 2006 and 242,250 at June 30, 2005 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Stock options are anti-dilutive when the exercise price is higher than the average market price of our common stock.
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

June 30,
(In thousands)	2006
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$938,093
Standby letters of credit	69,406

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in thousands)

	For the three months ended			For the three months ended
	June 30, 2006			June 30, 2005
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense (1)	Rate	Balance	Expense (1)	Rate

Assets
Securities — Taxable	$537,934	$6,291	4.69%	$685,058	$7,451	4.36%
Securities — Non-taxable(2)	48,614	669	5.52%	48,694	671	5.53%
Federal funds sold	200	3	6.02%	1,980	14	2.84%
Deposits in other banks	908	13	5.74%	1,736	11	2.54%
Loans held for sale(3)	137,289	4,214	12.31%	84,497	2,897	13.75%
Loans	2,360,189	48,940	8.32%	1,755,311	28,358	6.48%
Less reserve for loan losses	19,129	—	—	18,753	—	—

Loans, net of reserve	2,478,349	53,154	8.60%	1,821,055	31,255	6.88%

Total earning assets	3,066,005	60,130	7.87%	2,558,523	39,402	6.18%
Cash and other assets	208,502			162,835

Total assets	$3,274,507			$2,721,358

Liabilities and Stockholders’ Equity
Transaction deposits	$112,046	$310	1.11%	$111,029	$272	0.98%
Savings deposits	701,007	7,257	4.15%	654,519	3,906	2.39%
Time deposits	684,630	7,784	4.56%	482,249	3,958	3.29%
Deposits in foreign branches	562,223	7,018	5.01%	300,394	2,310	3.08%

Total interest bearing deposits	2,059,906	22,369	4.36%	1,548,191	10,446	2.71%
Other borrowings	439,230	5,234	4.78%	545,896	3,879	2.85%
Long-term debt	64,521	1,167	7.25%	20,620	358	6.96%

Total interest bearing liabilities	2,563,657	28,770	4.50%	2,114,707	14,683	2.78%
Demand deposits	468,449			397,266
Other liabilities	19,055			8,370
Stockholders’ equity	223,346			201,015

Total liabilities and stockholders’ equity	$3,274,507			$2,721,358

Net interest income		$31,360			$24,719
Net interest income to earning assets			4.10%			3.88%

Return on average equity		11.39%			13.14%
Return on average assets		.78%			.97%
Equity to assets		6.82%			7.39%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Revenue includes origination fees and other loan fees for our residential mortgage loans that are earned when the loan is sold. This increases our overall yield on these loans since most of the mortgage loans are on our books for less than 30 days.

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in thousands)

	For the six months ended			For the six months ended
	June 30, 2006			June 30, 2005
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense (1)	Rate	Balance	Expense (1)	Rate

Assets
Securities — Taxable	$552,711	$12,687	4.63%	$707,359	$15,312	4.37%
Securities — Non-taxable(2)	48,624	1,338	5.55%	48,704	1,340	5.55%
Federal funds sold	1,211	27	4.50%	7,150	94	2.65%
Deposits in other banks	993	24	4.87%	9,752	130	2.69%
Loans held for sale(3)	119,757	7,509	12.64%	83,234	5,178	12.55%
Loans	2,264,830	91,586	8.15%	1,673,215	51,769	6.24%
Less reserve for loan losses	19,014	—	—	18,841	—	—

Loans, net of reserve	2,365,573	99,095	8.45%	1,737,608	56,947	6.61%

Total earning assets	2,969,112	113,171	7.69%	2,510,573	73,823	5.93%
Cash and other assets	207,257			155,735

Total assets	$3,176,369			$2,666,308

Liabilities and Stockholders’ Equity
Transaction deposits	$114,850	$622	1.09%	$109,106	$527	0.97%
Savings deposits	686,137	13,452	3.95%	634,069	7,053	2.24%
Time deposits	660,076	14,448	4.41%	501,061	7,905	3.18%
Deposits in foreign branches	551,712	13,154	4.81%	273,056	3,894	2.88%

Total interest bearing deposits	2,012,775	41,676	4.18%	1,517,292	19,379	2.58%
Other borrowings	410,192	9,185	4.52%	540,365	7,138	2.66%
Long-term debt	55,507	1,995	7.25%	20,620	685	6.70%

Total interest bearing liabilities	2,478,474	52,856	4.30%	2,078,277	27,202	2.64%
Demand deposits	456,795			380,425
Other liabilities	19,183			8,804
Stockholders’ equity	221,917			198,802

Total liabilities and stockholders’ equity	$3,176,369			$2,666,308

Net interest income		$60,315			$46,621
Net interest income to earning assets			4.10%			3.74%

Return on average equity		11.80%			12.03%
Return on average assets		0.82%			0.90%
Equity to assets		6.99%			7.46%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Revenue includes origination fees and other loan fees for our residential mortgage loans that are earned when the loan is sold. This increases our overall yield on these loans since most of the mortgage loans are on our books for less than 30 days.

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
Results of Operations
Summary of Performance
We recorded net income of $6.3 million, or $.24 per diluted common share, for the second quarter of 2006 compared to $6.6 million, or $.25 per diluted common share, for the second quarter of 2005. Return on average equity was 11.39% and return on average assets was .78% for the second quarter of 2006 compared to 13.14% and .97%, respectively, for the second quarter of 2005. The primary reason for the decline in return on equity and return on assets was related to the $2.25 million of loan loss provision in the second quarter of 2006.
Net interest income for the second quarter of 2006 increased by $6.6 million, or 27.1%, from $24.5 million to $31.1 million over the second quarter of 2005. The increase in net interest income was due to an increase in average earning assets of $507.5 million, or 19.8%, with a 22 basis point increase in net interest margin.
Non-interest income increased $2.2 million, or 46.1%, compared to the second quarter of 2005. The increase is primarily related to a $584,000 increase in insurance commission income from $172,000 to $756,000 due to increased focus on the insurance business. Rental income on leased equipment increased $814,000 related to expansion of our operating lease portfolio. Additionally, trust fee income increased $251,000 due to continued growth of trust assets, and gain on sale of loans increased $239,000.

Non-interest expense increased $6.9 million, or 36.1%, compared to the second quarter of 2005. The increase is primarily related to a $4.4 million increase in salaries and employee benefits to $16.3 million from $11.9 million. The increase in salaries and employee benefits resulted from increases in commissions and incentives for both residential lending and insurance lines of business, the total number of employees related to the addition of the premium finance business and general business growth. Net occupancy and equipment expense increased $1.3 million from $1.9 million to $3.2 million in the second quarter of 2006 relating to our general business growth, continued growth in the residential mortgage lending division and depreciation related to expansion of our operating lease portfolio.
Net Interest Income
Net interest income was $31.1 million for the second quarter of 2006, compared to $24.5 million for the second quarter of 2005. The increase was due to an increase in average earning assets of $507.5 million as compared to the second quarter of 2005 and a 22 basis point increase in net interest margin, reflecting rising market interest rates. The increase in average earning assets included a $604.9 million increase in average loans held for investment and an increase of $52.8 million in loans held for sale, offset by a $147.2 million decrease in average securities. For the quarter ended June 30, 2006, average net loans and securities represented 81% and 19%, respectively, of average earning assets compared to 71% and 29% in the same quarter of 2005.
Average interest bearing liabilities increased $449.0 million from the second quarter of 2005, which included a $511.7 million increase in interest bearing deposits offset by a $106.7 million decrease in other borrowings. The average cost of interest bearing liabilities increased from 2.78% for the quarter ended June 30, 2005 to 4.50% for the same period of 2006, reflecting rising market interest rates and change in funding mix.
Net interest income was $59.8 million for the first six months of 2006, compared to $46.2 million for the same period of 2005. The increase was due to an increase in average earning assets of $458.5 million as compared to 2005 and a 36 basis point increase in net interest margin. The increase in average earning assets included a $591.6 million increase in average loans held for investment and an increase of $36.5 million in loans held for sale, offset by a $154.7 million decrease in average securities. For the six months ended June 30, 2006, average net loans and securities represented 80% and 20%, respectively, of average earning assets compared to 70% and 30% in the same period of 2005.
Average interest bearing liabilities increased $400.2 million compared to the first six months of 2005, which included a $495.5 million increase in interest bearing deposits offset by a $130.2 million decrease in other borrowings. The average cost of interest bearing liabilities increased from 2.64% for the six months ended June 30, 2005 to 4.30% for the same period of 2006, reflecting the rising market interest rates and change in funding mix.

TABLE 1 — VOLUME/RATE ANALYSIS
(In thousands)

	Three Months Ended			Six Months Ended
	June 30, 2006/2005			June 30, 2006/2005
		Change Due To (1)			Change Due To (1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate

Interest income:
Securities(2)	$(1,162)	$(1,601)	$439	$(2,627)	$(3,350)	$723
Loans held for sale	1,317	1,810	(493)	2,331	2,272	59
Loans held for investment	20,582	9,772	10,810	39,817	18,304	21,513
Federal funds sold	(11)	(13)	2	(67)	(78)	11
Deposits in other banks	2	(5)	7	(106)	(117)	11

Total	20,728	9,963	10,765	39,348	17,031	22,317
Interest expense:
Transaction deposits	38	2	36	95	28	67
Savings deposits	3,351	277	3,074	6,399	579	5,820
Time deposits	3,826	1,661	2,165	6,543	2,509	4,034
Deposits in foreign branches	4,708	2,013	2,695	9,260	3,974	5,286
Borrowed funds	2,164	4	2,160	3,357	(561)	3,918

Total	14,087	3,957	10,130	25,654	6,529	19,125

Net interest income	$6,641	$6,006	$635	$13,694	$10,502	$3,192

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.
Net interest margin, the ratio of net interest income to average earning assets, was 4.10% for the second quarter of 2006 compared to 3.88% for the second quarter of 2005. The improvement in net interest margin resulted primarily from a 169 basis point increase in the yield on earning assets while interest expense as a percentage of earning assets increased by only 146 basis points.
Non-interest Income
Non-interest income increased $2.2 million compared to the same quarter of 2005. The increase is primarily related to a $584,000 increase in insurance commission income from $172,000 to $756,000 due to increased focus on the insurance business. Rental income on leased equipment increased $814,000 related to expansion of our operating lease portfolio. Additionally, trust fee income increased $251,000 due to continued growth of trust assets, and gain on sale of loans increased $239,000.
Non-interest income increased $4.0 million during the six months ended June 30, 2006 to $12.9 million compared to $8.9 million during the same period of 2005. The increase is primarily related to a $1.2 million increase in insurance commission income from $285,000 to $1.5 million due to increased focus on the insurance business. Rental income on leased equipment increased $1.3 million related to expansion of our operating lease portfolio. Additionally, trust fee income increased $508,000 due to continued growth of trust assets, and brokered loan fees increased $234,000.
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

TABLE 2 — NON-INTEREST INCOME
(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Service charges on deposit accounts	$805	$793	$1,661	$1,574
Trust fee income	866	615	1,709	1,201
BOLI income	292	291	578	579
Brokered loan fees	483	399	852	618
Gain on sale of mortgage loans	2,150	1,911	3,773	3,676
Insurance commissions	756	172	1,479	285
Equipment rental income	815	1	1,328	15
Other	692	512	1,551	925

Total non-interest income	$6,859	$4,694	$12,931	$8,873

Non-interest Expense
Non-interest expense for the second quarter of 2006 increased $6.9 million, or 36%, to $26.1 million from $19.2 million, and is primarily related to a $4.4 million increase in salaries and employee benefits to $16.3 million from $11.9 million. The increase in salaries and employee benefits resulted from increases in commissions and incentives for both residential lending and insurance lines of business, the total number of employees related to the addition of the premium finance business, general business growth and increased compensation, including adoption of SFAS 123R, reflective of our performance. Of the increase, approximately $65,000 is related to commissions in the residential mortgage lending division and represents a variable component of compensation expense directly related to residential loan production, sales and gains on the sale of mortgage loans reflected in non-interest income. As a result of adopting the provisions of SFAS 123R, we recognized additional stock-based compensation of $695,000 during the three months ended June 30, 2006 as compared to the same period in 2005.
Net occupancy and equipment expense for the three months ended June 30, 2006 increased by $1.3 million, or 68.0%, compared to the same quarter in 2005 relating to our general business growth, continued growth in the residential mortgage lending division and depreciation related to expansion of our operating lease portfolio.
Marketing expense increased $68,000, or 7%. Marketing expense for the three months ended June 30, 2006 included $115,000 of direct marketing and promotions and $602,000 for business development compared to direct marketing and promotions of $160,000 and business development of $440,000 during the same period for 2005. Marketing expense for the three months ended June 30, 2006 also included $273,000 for the purchase of miles related to the American Airlines AAdvantage® program compared to $322,000 for the same period for 2005. Our direct marketing may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets.
Legal and professional expense for the three months ended June 30, 2006 increased $268,000, or 24% compared to the same quarter in 2005 mainly related to growth and increased cost of compliance with laws and regulations.
Non-interest expense for the first six months of 2006 increased $13.8 million, or 37%, to $50.8 million from $37.0 million during the same period in 2005. This increase is primarily related to an $8.4 million increase in salaries and employee benefits to $31.8 million from $23.4 million. The increase in salaries and employee benefits resulted from increases in commissions and incentives for both residential lending and insurance lines of business, the total number of employees related to the addition of the premium finance business, general business growth and increased compensation, including adoption of SFAS 123R, reflective of our performance. Of the increase, approximately $323,000 is related to commissions in the residential mortgage lending division and represents a variable component of compensation expense directly related to residential loan production, sales and gains on the sale of mortgage loans reflected in non-interest income. As a result of adopting the provisions of SFAS 123R, we recognized additional stock-based compensation of $1.1 million during the six months ended June 30, 2006 as compared to the same period in 2005.

Net occupancy expense for the six months ended June 30, 2006 increased by $2.3 million, or 66%, compared to the same period in 2005 relating to our general business growth, continued growth in the residential mortgage lending division and depreciation related to expansion of our operating lease portfolio.
Marketing expense increased $177,000, or 11%, compared to the first six months of 2005. Marketing expense for the six months ended June 30, 2006 included $259,000 of direct marketing and promotions and $962,000 for business development compared to direct marketing and promotions of $223,000 and business development of $762,000 during the same period for 2005. Marketing expense for the six months ended June 30, 2006 also included $577,000 for the purchase of miles related to the American Airlines AAdvantage® program, compared to $636,000 for the same period for 2005. Our direct marketing expense may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets.
Legal and professional expense for the six months ended June 30, 2006 increased $639,000, or 29%, compared to the same period in 2005 mainly related to growth and increased cost of compliance with laws and regulations.
TABLE 3 — NON-INTEREST EXPENSE
(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Salaries and employee benefits	$16,333	$11,858	$31,785	$23,387
Net occupancy and equipment expense	3,150	1,875	5,902	3,558
Marketing	990	922	1,798	1,621
Legal and professional	1,365	1,097	2,833	2,194
Communications and data processing	756	914	1,455	1,569
Franchise taxes	104	45	165	90
Other	3,414	2,479	6,887	4,625

Total non-interest expense	$26,112	$19,190	$50,825	$37,044

Analysis of Financial Condition
The aggregate loan portfolio at June 30, 2006 increased $398.5 million from December 31, 2005 to $2.6 billion. Commercial loans increased $214.7 million and real estate loans increased $46.1 million. Construction loans, loans held for sale, and leases increased $77.6 million, $53.3 million and $8.9 million, respectively. Consumer loans decreased $2.1 million.
TABLE 4 — LOANS
(In thousands)

	June 30,	December 31,
	2006	2005

Commercial	$1,397,473	$1,182,734
Construction	464,745	387,163
Real estate	524,726	478,634
Consumer	17,908	19,962
Leases	25,196	16,337
Loans held for sale	164,493	111,178

Total	$2,594,541	$2,196,008

We continue to lend primarily in Texas. As of June 30, 2006, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased individual leases and loan and lease pools (primarily commercial and industrial equipment and vehicles), as well as selected loan participations and USDA government guaranteed loans.
Summary of Loan Loss Experience
The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $19.6 million at June 30, 2006, $18.9 million at December 31, 2005 and $18.8 million at June 30, 2005. This represents 0.81%, 0.91% and 1.04% of loans held for investment (net of unearned income) at June 30, 2006, December 31, 2005 and June 30, 2005, respectively.
The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. Due to the combined effects of loan growth and the increase in loan charge-offs as compared to prior quarters, we recorded a $2.25 million provision for loan losses during the second quarter of 2006 compared to no provision in the second quarter of 2005 and the first quarter of 2006.
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

TABLE 5 – SUMMARY OF LOAN LOSS EXPERIENCE

	Six months ended	Six months ended	Year ended
	June 30,	June 30,	December 31,
(Dollars in thousands)	2006	2005	2005
Beginning balance	$18,897	$18,698	$18,698
Loans charged-off:
Commercial	1,618	336	410
Real estate	–	28	28
Consumer	3	53	93
Leases	40	60	66

Total	1,661	477	597
Recoveries:
Commercial	9	453	569
Consumer	1	–	2
Leases	150	100	225

Total recoveries	160	553	796

Net charge-offs (recoveries)	1,501	(76)	(199)
Provision for loan losses	2,250	–	–

Ending balance	$19,646	$18,774	$18,897

Reserve to loans held for investment (2)	.81%	1.04%	.91%
Net charge-offs (recoveries) to average loans (1) (2)	.13%	(.01)%	(.01)%
Provision for loan losses to average loans (1) (2)	.20%	–	–
Recoveries to total charge-offs	9.63%	115.9%	133.33%
Reserve as a multiple of net charge-offs	13.1	N/M	N/M

Non-performing and renegotiated loans:
Non-accrual	$5,063	$5,718	$5,657
Loans past due (90 days) (3)	2,746	–	2,795

Total	$7,809	$5,718	$8,452

Reserve as a percent of non-performing loans (2)	2.5x	3.3x	2.2x

(1)	Interim period ratios are annualized.

(2)	Excludes loans held for sale.

(3)	At June 30, 2006, 92% of the loans past due 90 days and still accruing are premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can sometimes take 180 days or longer from the cancellation date.

Non-performing Assets
Non-performing assets include non-accrual loans and leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. The table below summarizes our non-accrual loans by type:

	June 30,	December 31,	June 30,
	2006	2005	2005
	(In thousands)
Non-accrual loans:
Commercial	$3,738	$4,931	$1,037
Construction	–	61	3,908
Real estate	1,168	464	375
Consumer	71	51	170
Leases	86	150	228

Total non-accrual loans	$5,063	$5,657	$5,718

At June 30, 2006, we had $2.7 million in loans past due 90 days and still accruing interest. At June 30, 2006, 92% of the loans past due 90 days and still accruing are premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can sometimes take 180 days or longer from the cancellation date. At June 30, 2006, we had $152,000 in other repossessed assets and real estate.
Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of June 30, 2006, approximately $50,000 of our non-accrual loans were earning on a cash basis.
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
Our unrealized loss on the securities portfolio value increased from a loss of $12.5 million, which represented 1.94% of the amortized cost at December 31, 2005, to a loss of $21.5 million, which represented 3.62% of the amortized cost at June 30, 2006.
The following table discloses, as of June 30, 2006, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasuries	$2,584	$(2)	$–	$–	$2,584	$(2)
Mortgage-backed securities	200,524	(6,290)	244,035	(12,677)	444,559	(18,967)
Corporate securities	4,907	(92)	39,702	(1,002)	44,609	(1,094)
Municipals	28,417	(693)	18,470	(663)	46,887	(1,356)
Equity securities	–	–	3,296	(211)	3,296	(211)

	$236,432	$(7,077)	$305,503	$(14,553)	$541,935	$(21,630)

We believe the investment securities in the table above are within ranges customary for the banking industry. The number of investment positions in this unrealized loss position totals 189. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value; (2) it is not probable that we will be unable to collect the amounts contractually due; and (3) no decision to dispose of the investments was made prior to the balance sheet date. The unrealized losses noted are interest rate related due to rising rates in 2006 in relation to previous rates in 2004 and 2005. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.
Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (BSMC), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2005 and for the six months ended June 30, 2006, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank) and the Federal Home Loan Bank (FHLB) borrowings.
Our liquidity needs have primarily been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding as possible from deposits of these core customers, which as of June 30, 2006, comprised $2,866.5 million, or 98.1%, of total deposits. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect.
In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. As of June 30, 2006, brokered retail CDs comprised $56.0 million, or 1.9%, of total deposits. Our dependence on retail brokered CDs is limited by our internal funding guidelines, which as of June 30, 2006, limited borrowing from this source to 15% of total deposits.
Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), securities sold under repurchase agreements, treasury, tax and loan notes, and advances from the FHLB. As of June 30, 2006, our borrowings consisted of a total of $51.4 million of securities sold under repurchase agreements, $100.1 million of downstream federal funds purchased, $19.2 million from customer repurchase agreements, and $3.1 million of treasury, tax and loan notes. Credit availability from the FHLB is based on our bank’s financial and operating condition and borrowing collateral we hold with the FHLB. At June 30, 2006, we had no borrowings from the FHLB. Our unused FHLB borrowing capacity at June 30, 2006 was approximately

$332.0 million. As of June 30, 2006, we had unused upstream federal fund lines available from commercial banks of approximately $356.4 million. During the six months ended June 30, 2006, our average other borrowings from these sources were $410.2 million, of which $140.1 million related to securities sold under repurchase agreements. The maximum amount of borrowed funds outstanding at any month-end during the first six months of 2006 was $442.0 million, of which $103.6 related to securities sold under repurchase agreements.
On April 28, 2006, Texas Capital Statutory Trust IV issued $25,774,000 of its Floating Rate Capital Securities (the “2006 Trust Preferred Securities”) in a private offering. Proceeds of the 2006 Trust Preferred Securities were invested in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “2006 Subordinated Debentures”) of the Company due 2036. After deducting underwriter’s compensation and other expenses of the offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on the 2006 Subordinated Debentures are deductible for federal income tax purposes.
Interest rate on the 2006 Subordinated Debentures is a floating rate that resets quarterly to 1.60% above the three-month LIBOR rate. Interest payments on the 2006 Subordinated Debentures are deductible for federal income tax purposes. The payment by us of the principal and interest on the 2006 Subordinated Debentures is subordinated and junior in light of payment to the prior payment in full of all of our senior indebtedness, whether outstanding at this time or incurred in the future.
The 2006 Trust Preferred Securities and the 2006 Subordinated Debentures each mature in June 2036, however, the 2006 Trust Preferred Securities and the 2006 Subordinated Debentures may be redeemed at the option of the Company on fixed quarterly dates beginning on
June 15, 2011.
Our equity capital averaged $221.9 million for the six months ended June 30, 2006 as compared to $198.8 million for the same period in 2005. This increase reflects our retention of net earnings during this period. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.
Based on the information in our most recently filed call report and as shown in the table below, we continue to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.
TABLE 6 — CAPITAL RATIOS

	June 30,	June 30,
	2006	2005
Risk-based capital:
Tier 1 capital	10.05%	9.86%
Total capital	10.71%	10.70%
Leverage	9.06%	8.07%
As of June 30, 2006, our significant fixed and determinable contractual obligations to third parties were as follows:

		After One	After Three
	Within	but Within	but Within	After Five
(In thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity (1)	$1,452,771	$–	$–	$–	$1,452,771
Time deposits (1)	1,340,790	85,370	43,502	61	1,469,723
Federal funds purchased (1)	100,060	–	–	–	100,060
Securities sold under repurchase agreements (1)	40,200	11,200	–	–	51,400
Customer repurchase agreements (1)	19,157	–	–	–	19,157
Treasury, tax and loan notes (1)	3,113	–	–	–	3,113
Operating lease obligations	2,869	5,572	11,453	47,532	67,426
Long-term debt (1)	–	–	–	72,168	72,168

Total contractual obligations	$2,958,960	$102,142	$54,955	$119,761	$3,235,818

(1)	Excludes interest
Off-Balance Sheet Arrangements
The contractual amount of our financial instruments with off-balance sheet risk expiring by period at June 30, 2006 is presented below:

		After One	After Three
	Within	but Within	but Within	After Five
(In thousands)	One Year	Three Years	Five Years	Years	Total
Commitments to extend credit	$523,447	$292,346	$113,104	$9,196	$938,093
Standby letters of credit	43,922	25,484	–	–	69,406

Total financial instruments with off-balance sheet risk	$567,369	$317,830	$113,104	$9,196	$1,007,499

Due to the nature of our unfunded loan commitments, including unfunded lines of credit, the amounts presented in the table above do not necessarily represent amounts that we anticipate funding in the periods presented above. See Note (3) – Financial Instruments With Off-Balance Sheet Risk in Item I herein.

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
The responsibility for managing market risk rests with the BSMC, which operates under policy guidelines established by our board of directors. The negative acceptable variation in net interest revenue due to a 200 basis point increase or decrease in interest rates is generally limited by these guidelines to +/- 5%. These guidelines also establish maximum levels for short-term borrowings and public and brokered deposits. They also establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is the ongoing responsibility of the BSMC, with exceptions reported to our board of directors on a quarterly basis.
Interest Rate Risk Management
The Company’s interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of June 30, 2006, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Interest Rate Sensitivity Gap Analysis
June 30, 2006
(In thousands)

	0-3 mo	4-12 mo	1-3 yr	3+ yr	Total
	Balance	Balance	Balance	Balance	Balance
Securities (1)	$33,563	$54,548	$155,420	$329,522	$573,053

Total Variable Loans	2,128,071	16,841	640	1,570	2,147,122
Total Fixed Loans	150,596	86,942	104,328	105,553	447,419

Total Loans (2)	2,278,667	103,783	104,968	107,123	2,594,541

Total Interest Sensitive Assets	$2,312,230	$158,331	$260,388	$436,645	$3,167,594

Liabilities:
Interest Bearing Customer Deposits	$1,718,766	$–	$–	$–	$1,718,766
CDs & IRAs	326,184	165,674	80,355	43,392	615,605
Wholesale Deposits	50,000	808	5,016	169	55,993

Total Interest-bearing Deposits	$2,094,950	$166,482	$85,371	$43,561	$2,390,364

Repo, FF, FHLB Borrowings	144,330	18,200	11,200	–	173,730
Trust Preferred	–	–	–	72,168	72,168

Total Borrowing	144,330	18,200	11,200	72,168	245,898

Total Interest Sensitive Liabilities	$2,239,280	$184,682	$96,571	$115,729	$2,636,262

GAP	72,950	(26,351)	163,817	320,916	–
Cumulative GAP	72,950	46,599	210,416	531,332	531,332

Demand Deposits					532,130
Stockholders’ Equity					224,693

Total					$756,823

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.
The table above sets forth the balances as of June 30, 2006 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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
	200 bp Increase	200 bp Decrease
(In thousands)	June 30, 2006	June 30, 2006
Change in net interest income	$7,031	$(6,531)
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures as of June 30, 2006 and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There has not been any material change in the risk factors previously disclosed in the Company’s 2005 Form 10-K for the fiscal year ended December 31, 2005.
ITEM 5. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
On May 16, 2006, we held our annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, out of 25,854,651 shares of common stock entitled to vote at the meeting, the holders of 22,536,250 shares were present in person or by proxy. At the Annual Meeting, each nominee for director discussed in our Proxy Statement dated April 14, 2006 regarding the Annual Meeting was elected a director of the Company. The votes received by each nominee for director are set forth below:

Nominee	Votes Received	Votes Withheld
Peter B. Bartholow	21,853,207	683,043
Leo Corrigan III	22,309,560	226,690
Joseph M. Grant	22,378,594	157,656
Frederick B. Hegi, Jr.	22,402,843	133,407
Larry L. Helm	22,481,151	55,099
James R. Holland, Jr.	21,813,599	722,651
George F. Jones, Jr.	22,458,813	77,437
Walter W. McAllister III	21,678,676	857,574
Lee Roy Mitchell	13,253,449	9,282,801
Steve Rosenberg	22,250,854	285,396
John C. Snyder	22,460,753	75,497
Robert W. Stallings	22,441,743	94,507
Ian J. Turpin	21,337,441	1,198,809
At the Annual Meeting, a vote was taken by ballot on a proposal to approve our 2006 Employee Stock Purchase Plan.. The votes received for the proposal are set forth below:

	For	Against	Abstentions	Broker Non-Votes
Proposal to approve the Texas Capital Bancshares, Inc. 2006 Employee Stock Purchase Plan	18,564,338	335,851	517,117	3,118,944

ITEM 6. EXHIBITS
     (a) Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS CAPITAL BANCSHARES, INC.

Date: August 3, 2006

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