Form 10-Q
period 2006-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2006-11-03
CIK 1077428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
For the quarterly period ended September 30, 2006

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
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     On October 31, 2006, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share	26,032,329

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended September 30, 2006

ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands except share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Interest income
Interest and fees on loans	$56,320	$35,023	$150,812	$88,454
Securities	6,488	7,442	20,045	23,625
Federal funds sold	24	334	51	428
Deposits in other banks	16	7	40	137

Total interest income	62,848	42,806	170,948	112,644
Interest expense
Deposits	28,337	13,658	70,013	33,037
Federal funds purchased	1,753	734	6,094	2,669
Repurchase agreements	665	2,706	3,429	7,251
Other borrowings	634	451	2,078	809
Long-term debt	1,358	384	3,353	1,069

Total interest expense	32,747	17,933	84,967	44,835

Net interest income	30,101	24,873	85,981	67,809
Provision for loan losses	750	—	3,000	—

Net interest income after provision for loan losses	29,351	24,873	82,981	67,809
Non-interest income
Service charges on deposit accounts	780	816	2,441	2,390
Trust fee income	1,008	778	2,717	1,979
Bank owned life insurance (BOLI) income	255	267	833	846
Brokered loan fees	656	962	1,508	1,581
Insurance commissions	1,057	114	2,588	399
Equipment rental income	1,147	43	2,475	58
Other	503	579	1,937	1,457

Total non-interest income	5,406	3,559	14,499	8,710
Non-interest expense
Salaries and employee benefits	13,181	10,237	38,650	28,156
Net occupancy expense	1,960	1,520	6,014	4,495
Leased equipment depreciation	928	45	2,095	46
Marketing	712	711	2,352	2,168
Legal and professional	1,634	1,183	4,467	3,383
Communications and data processing	861	658	2,316	2,227
Franchise taxes	58	49	223	139
Other	3,229	2,741	9,307	6,668

Total non-interest expense	22,563	17,144	65,424	47,282

Income from continuing operations before income taxes	12,194	11,288	32,056	29,237
Income tax expense	4,157	3,843	10,930	9,950

Income from continuing operations (after-tax)	8,037	7,445	21,126	19,287
Income (loss) from discontinued operations (after-tax)	(167)	139	(272)	160

Net income	$7,870	$7,584	$20,854	$19,447

Basic earnings per share:
Income from continuing operations	$.31	$.29	$.82	$.75
Net income	$.30	$.30	$.80	$.76

Diluted earnings per share:
Income from continuing operations	$.30	$.28	$.80	$.72
Net income	$.30	$.28	$.79	$.73
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and due from banks	$113,461	$137,840
Securities, available-for-sale	554,732	630,482
Loans held for sale	151,255	72,383
Loans held for sale from discontinued operations	31,004	38,795
Loans held for investment (net of unearned income)	2,543,059	2,075,961
Less: Allowance for loan losses	20,841	18,897

Loans held for investment, net	2,522,218	2,057,064
Premises and equipment, net	31,605	21,632
Accrued interest receivable and other assets	76,616	71,395
Goodwill and intangible assets, net	13,122	12,634

Total assets	$3,494,013	$3,042,225

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$467,750	$512,294
Interest bearing	1,490,010	1,436,111
Interest bearing in foreign branches	818,888	546,774

Total deposits	2,776,648	2,495,179

Accrued interest payable	5,188	4,778
Other liabilities	20,178	14,630
Federal funds purchased	181,780	103,497
Repurchase agreements	55,844	108,357
Other borrowings	101,177	53,867
Long-term debt	113,406	46,394

Total liabilities	3,254,221	2,826,702

Stockholders’ equity:
Common stock, $.01 par value:
Authorized shares – 100,000,000 Issued shares – 26,031,829 and 25,771,718 at September 30, 2006 and December 31, 2005, respectively	261	258
Additional paid-in capital	179,017	176,131
Retained earnings	68,093	47,239
Treasury stock (shares at cost: 84,274 at September 30, 2006 and December 31, 2005)	(573)	(573)
Deferred compensation	573	573
Accumulated other comprehensive loss	(7,579)	(8,105)

Total stockholders’ equity	239,792	215,523

Total liabilities and stockholders’ equity	$3,494,013	$3,042,225

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands except share data)

								Accumulated
								Other
								Compre-
			Additional					hensive
	Common Stock		Paid-in	Retained	Treasury Stock		Deferred	Income
	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	(Loss)	Total

Balance at January 1, 2005	25,461,602	$255	$172,380	$20,047	(84,274)	$(573)	$573	$2,593	$195,275
Comprehensive income:
Net income	—	—	—	27,192	—	—	—	—	27,192
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $5,759	—	—	—	—	—	—	—	(10,698)	(10,698)

Total comprehensive income									16,494
Tax benefit related to exercise of stock options	—	—	1,424	—	—	—	—	—	1,424
Issuance of common stock	310,116	3	2,327	—	—	—	—	—	2,330

Balance at December 31, 2005	25,771,718	258	176,131	47,239	(84,274)	(573)	573	(8,105)	215,523
Comprehensive income:
Net income (unaudited)	—	—	—	20,854	—	—	—	—	20,854
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $283 (unaudited)	—	—	—	—	—	—	—	526	526

Total comprehensive income									21,380
Tax benefit related to exercise of stock options (unaudited)	—	—	1,323	—	—	—	—	—	1,323
Issuance of common stock (unaudited)	260,111	3	1,563	—	—	—	—	—	1,566

Balance at September 30, 2006 (unaudited)	26,031,829	$261	$179,017	$68,093	(84,274)	$(573)	$573	$(7,579)	$239,792

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Nine months ended September 30
	2006	2005

Operating activities
Net income	$20,854	$19,447
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	3,000	—
Depreciation and amortization	4,109	1,118
Amortization and accretion on securities	826	1,867
BOLI income	(833)	(846)
Stock-based compensation expense	2,200	—
Tax benefit from stock option exercises	1,323	901
Excess tax benefits from stock-based compensation arrangements	(3,780)	—
Originations of loans held for sale	(2,151,289)	(1,075,904)
Proceeds from sales of loans held for sale	2,072,417	1,083,015
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(4,556)	(5,857)
Accrued interest payable and other liabilities	2,767	13,144

Net cash (used in) provided by operating activities of continuing operations	(52,962)	36,885
Net cash (used in) provided by operating activities of discontinued operations	8,031	(6,421)

Net cash (used in) provided by operating activities	(44,931)	30,464

Investing activities
Purchases of available-for-sale securities	(11,851)	(12,492)
Maturities and calls of available-for-sale securities	12,800	10,879
Principal payments received on securities	74,784	121,912
Net increase in loans	(466,395)	(372,792)
Purchase of premises and equipment, net	(15,693)	(1,474)
Cash paid for acquisition	—	(6,755)

Net cash used in investing activities of continuing operations	(406,355)	(260,722)
Net cash used in investing activities of discontinued operations	—	(131)

Net cash used in investing activities	(406,355)	(260,853)

Financing activities
Net increase in checking, money market and savings accounts	10,760	81,231
Net increase in certificates of deposit	270,709	441,227
Sale of common stock	1,566	1,625
Issuance of long-term debt	67,012	—
Net decrease in other borrowings	(5,203)	(208,909)
Excess tax benefits from stock-based compensation arrangements	3,780	—
Net increase (decrease) in federal funds purchased	78,283	(19,581)

Net cash provided by financing activities of continuing operations	426,907	295,593
Net cash provided by financing activities of discontinued operations	—	—

Net cash provided by financing activities	426,907	295,593

Net increase (decrease) in cash and cash equivalents	(24,379)	65,204
Cash and cash equivalents at beginning of period	137,840	78,490

Cash and cash equivalents at end of period	$113,461	$143,694

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$85,500	$44,850
Cash paid during the period for income taxes	10,207	4,900
Non-cash transactions:
Transfers from loans/leases to other repossessed assets	950	55
Transfers from premises and equipment to loans/leases	1,945	1,726
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
As a result of applying the provisions of SFAS 123R during the three and nine months ended September 30, 2006, we recognized additional stock-based compensation expense of $742,000, or $489,000 net of tax, and $1.9 million, or $1.2 million net of tax. The increase in stock-based compensation expense related to stock options resulted in a $0.02 decrease and a $0.05 decrease in diluted earnings per share during the three and nine months ended September 30, 2006. The amount for the three months ended September 30, 2006 is comprised of $391,000 related to unvested options issued prior to the adoption of SFAS 123R, $238,000 related to SARs issued in the third quarter of 2006, and $113,000 related to RSUs issued in the third quarter of 2006. The amount for the nine months ended September 30, 2006 is comprised of $1.2 million related to unvested options issued prior to the adoption of SFAS 123R, $458,000 related to SARs issued in 2006, and $219,000 related to RSUs issued in 2006. Cash flows from financing activities for the nine months ended September 30, 2006 included $3.8 million in cash inflows from excess tax benefits related to stock compensation. Such cash flows were previously reported as operating activities. Unrecognized stock-based compensation expense related to unvested options issued prior to adoption of SFAS 123R is $ 3.8 million, pre-tax. At September 30, 2006, the weighted average period over which this unrecognized expense is expected to be recognized was 2.0 years. Unrecognized stock-based compensation expense related to grants issued during 2006 is $5.9 million. At September 30, 2006, the weighted average period over which this unrecognized expense is expected to be recognized was 2.5 years.
The following pro forma information presents net income and earnings per share for the three and nine months ended September 30, 2005 as if the fair value method of SFAS 123R had been used to measure compensation expense for stock-based compensation.

	Three Months Ended,	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income from continuing operations	$7,445	$19,287
Add: Total stock-based employee compensation recorded, net of related tax effects	62	514
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(323)	(1,255)

Pro forma net income from continuing operations	7,184	18,546
Income from discontinued operations	139	160

Net income as reported	$7,323	$18,706

Basic income per share:
From continuing operations	$.29	$.75
Pro forma from continuing operations	$.28	$.72
As reported	$.30	$.76
Pro forma	$.29	$.73

Diluted income per share:
From continuing operations	$.28	$.72
Pro forma from continuing operations	$.27	$.69
As reported	$.28	$.73
Pro forma	$.27	$.70

(2) EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share (dollars in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Numerator:
Net income from continuing operations	$8,037	$7,445	$21,126	$19,287
Income (loss) from discontinued operations	(167)	139	(272)	160

Net income	$7,870	$7,584	$20,854	$19,447

Denominator:
Denominator for basic earnings per share-weighted average shares	25,998,071	25,649,636	25,910,855	25,583,881
Effect of employee stock options: (1)	413,763	1,026,699	590,000	1,030,428

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	26,411,834	26,676,335	26,500,855	26,614,309

Basic earnings per share from continuing operations	$.31	$.29	$.82	$.75
Basic earnings per share	$.30	$.30	$.80	$.76
Diluted earnings per share from continuing operations	$.30	$.28	$.80	$.72
Diluted earnings per share	$.30	$.28	$.79	$.73

(1)	Stock options outstanding of 882,170 at September 30, 2006 and 92,250 at September 30, 2005 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Stock options are anti-dilutive when the exercise price is higher than the average market price of our common stock.
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

September 30,
(In thousands)	2006
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,026,030
Standby letters of credit	52,718

(4) DISCONTINUED OPERATIONS
On October 16, 2006, the Bank completed the sale of its residential mortgage lending division (RML) to Transnational Financial Network, Inc. (TFN). The sale was effective as of September 30, 2006, and is, accordingly, reported as discontinued operations. Under the terms of the agreement, the Bank will initially receive 1.13 million shares of TFN common stock with an additional 866,355 shares of TFN common stock subject to earn-out provisions. All accounts associated with this transaction have been reflected as discontinued operations. The Bank’s mortgage warehouse operations were not part of the sale, and are included in the results from continuing operations. Except as otherwise noted, all amounts and disclosures throughout this document reflect only the Company’s continuing operations.
(5) LONG-TERM DEBT
On September 29, 2006, Texas Capital Statutory Trust V issued $41,238,000 of its Floating Rate Capital Securities (the “2006 Trust Preferred Securities”) in a private offering. Proceeds of the 2006 Trust Preferred Securities were invested in Floating Rate Junior Subordinated Deferrable Interest Debenture (the “2006 Subordinated Debentures”) of the Company due 2036, After deducting underwriter’s compensation and other expenses of the offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on the 2006 Subordinated Debentures are deductible for federal income tax purposes.
Interest rate on the 2006 Subordinated Debentures is a floating rate that resets quarterly to 1.71% above the three-month LIBOR rate. Interest payments on the 2006 Subordinated Debentures are deductible for federal income tax purposes. The payment by us of the principal and interest on the 2006 Subordinated Debentures is subordinated and junior in light of payment to the prior payment in full of all of our senior indebtedness, whether outstanding at this time or incurred in the future.
The 2006 Trust Preferred Securities and the 2006 Subordinated Debentures each mature in September 2036, however, the 2006 Trust Preferred Securities and the 2006 Subordinated Debentures may be redeemed at the option of the Company on fixed quarterly dates beginning on December 31, 2011.
(6) NEW ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. This Interpretation will be effective for fiscal years beginning after December 15, 2006. We will implement this Interpretation in the first quarter of 2007 on a prospective basis. We are currently evaluating the potential impact this Interpretation will have on our financial position and results of operations.

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in thousands)

	For the three months ended			For the three months ended
	September 30, 2006			September 30, 2005
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance(1)	Expense	Rate	Balance(1)	Expense	Rate

Assets
Securities — Taxable	$507,156	$6,055	4.74%	$643,319	$7,007	4.32%
Securities — Non-taxable(2)	48,595	666	5.44%	48,675	669	5.45%
Federal funds sold	1,750	24	5.44%	37,532	334	3.53%
Deposits in other banks	1,498	16	4.24%	895	7	3.10%
Loans held for sale from continuing operations	150,225	2,747	7.25%	85,252	1,311	6.10%
Loans held for sale from discontinued operations(3)	27,422	2,278	32.96%	35,929	2,339	25.83%
Loans	2,479,057	53,573	8.57%	1,884,161	33,713	7.10%
Less reserve for loan losses	19,823	—	—	18,882	—	—

Loans, net of reserve	2,636,881	58,598	8.82%	1,986,460	37,363	7.46%

Total earning assets	3,195,880	65,359	8.11%	2,716,881	45,380	6.63%
Cash and other assets	217,663			175,986

Total assets	$3,413,543			$2,892,867

Liabilities and Stockholders’ Equity
Transaction deposits	$99,549	$303	1.21%	$107,398	$271	1.00%
Savings deposits	769,271	8,684	4.48%	628,019	4,442	2.81%
Time deposits	643,708	8,069	4.97%	614,433	5,548	3.58%
Deposits in foreign branches	845,338	11,281	5.29%	373,298	3,397	3.61%

Total interest bearing deposits	2,357,866	28,337	4.77%	1,723,148	13,658	3.14%
Other borrowings	265,772	3,358	5.01%	504,700	4,146	3.26%
Long-term debt	73,064	1,358	7.37%	20,620	384	7.39%

Total interest bearing liabilities	2,696,702	33,053	4.86%	2,248,468	18,188	3.21%
Demand deposits	464,645			420,288
Other liabilities	21,633			15,265
Stockholders’ equity	230,563			208,846

Total liabilities and stockholders’ equity	$3,413,543			$2,892,867

Net interest income		$32,306			$27,192
Net interest margin			4.01%			3.97%

Net interest income from discontinued operations		$1,972			$2,084

Net interest income from continuing operations		$30,334			$25,108

Total earning assets from continuing operations	$3,168,458			$2,680,952

Net interest margin from continuing operations			3.80%			3.72%

Return on average equity		13.54%			14.41%
Return on average equity from continuing operations		13.83%			14.14%
Return on average assets		.91%			1.04%
Return on average assets from continuing operations		.94%			1.03%
Equity to assets		6.75%			7.22%
Equity to assets from continuing operations		6.81%			7.31%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Revenue includes origination fees and other loan fees for our residential mortgage loans that are earned when the loan is sold. This increases our overall yield on these loans since most of the mortgage loans are on our books for less than 30 days.

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in thousands)

	For the nine months ended			For the nine months ended
	September 30, 2006			September 30, 2005
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance(1)	Expense	Rate	Balance(1)	Expense	Rate

Assets
Securities — Taxable	$537,359	$18,742	4.66%	$685,777	$22,319	4.35%
Securities — Non-taxable(2)	48,615	2,004	5.51%	48,695	2,009	5.52%
Federal funds sold	1,393	51	4.90%	17,388	428	3.29%
Deposits in other banks	1,163	40	4.60%	6,768	137	2.71%
Loans held for sale	108,619	5,653	6.96%	66,455	2,972	5.98%
Loans held for sale from discontinued operations(3)	30,646	6,881	30.02%	29,567	5,856	26.48%
Loans	2,337,024	145,159	8.30%	1,744,303	85,482	6.55%
Less reserve for loan losses	19,287	—	—	18,855	—	—

Loans, net of reserve	2,457,002	157,693	8.58%	1,821,470	94,310	6.92%

Total earning assets	3,045,532	178,530	7.84%	2,580,098	119,203	6.18%
Cash and other assets	210,764			162,560

Total assets	$3,256,296			$2,742,658

Liabilities and Stockholders’ Equity
Transaction deposits	$109,694	$925	1.13%	$108,531	$798	0.98%
Savings deposits	714,153	22,136	4.14%	632,030	11,495	2.43%
Time deposits	654,560	22,517	4.60%	539,267	13,453	3.34%
Deposits in foreign branches	650,663	24,435	5.02%	306,837	7,291	3.18%

Total interest bearing deposits	2,129,070	70,013	4.40%	1,586,665	33,037	2.78%
Other borrowings	361,523	12,543	4.64%	528,346	11,284	2.86%
Long-term debt	61,424	3,353	7.30%	20,620	1,069	6.93%

Total interest bearing liabilities	2,552,017	85,909	4.50%	2,135,631	45,390	2.84%
Demand deposits	459,441			393,859
Other liabilities	20,007			10,981
Stockholders’ equity	224,831			202,187

Total liabilities and stockholders’ equity	$3,256,296			$2,742,658

Net interest income		$92,621			$73,813
Net interest margin			4.07%			3.82%

Net interest income from discontinued operations		$5,939			$5,301

Net interest income from continuing operations		$86,682			$68,512
Total earning assets from continuing operations	$3,014,886			$2,550,531
Net interest margin from continuing operations			3.84%			3.48%

Return on average equity		12.40%			12.86%
Return on average equity from continuing operations		12.56%			12.75%
Return on average assets		0.86%			0.95%
Return on average assets from continuing operations		0.88%			0.95%
Equity to assets		6.90%			7.37%
Equity to assets from continuing operations		6.97%			7.45%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Revenue includes origination fees and other loan fees for our residential mortgage loans that are earned when the loan is sold. This increases our overall yield on these loans since most of the mortgage loans are on our books for less than 30 days.

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
Results of Operations
Summary of Performance
We reported net income of $7.9 million, or $.30 per diluted common share, for the third quarter of 2006 compared to $7.6 million, or $.28 per diluted common share, for the third quarter of 2005. We reported net income from continuing operations of $8.0 million, or $.30 per diluted common share, for the third quarter of 2006 compared to $7.4 million, or $.28 per diluted common share, for the third quarter of 2005. Return on average equity was 13.54% and return on average assets was .91% for the third quarter of 2006, compared to 14.41% and 1.04%, respectively, for the third quarter of 2005. From continuing operations, return on average equity was 13.83% and return on average assets was .94% for the third quarter of 2006, compared to 14.14% and 1.03%, respectively, for the third quarter of 2005.
Net interest income for the third quarter of 2006 increased by $5.2 million, or 21%, from $24.9 million to $30.1 million over the third quarter of 2005. The increase in net interest income was due to an increase in average earning assets of $487.5 million, or 18%, with an 8 basis point improvement in net interest margin.
Non-interest income increased $1.8 million, or 52%, compared to the third quarter of 2005. The increase is primarily related to a $943,000 increase in insurance commission income from $114,000 to $1.1 million due to increased focus on the insurance business. Rental income on leased equipment increased $1.1 million related to expansion of our operating lease portfolio. Additionally, trust fee income increased $230,000 due to continued growth of trust assets.

Non-interest expense increased $5.4 million, or 32%, compared to the third quarter of 2005. The increase is primarily related to a $2.9 million increase in salaries and employee benefits to $13.1 million from $10.2 million, of which $742,000 relates to FAS 123R. The increase in salaries and employee benefits resulted from increases in commissions and incentives for insurance lines of business, the total number of employees related to the addition of the premium finance business and general business growth. Leased equipment depreciation increased $883,000 from $45,000 to $928,000 in the third quarter of 2006 related to expansion of our operating lease portfolio. Net occupancy expense increased $440,000 from $1.5 million to $2.0 million in the third quarter of 2006 relating to our general business growth.
Net Interest Income
Net interest income was $30.1 million for the third quarter of 2006, compared to $24.9 million for the third quarter of 2005. The increase was due to an increase in average earning assets of $487.5 million as compared to the third quarter of 2005 and an 8 basis point improvement in net interest margin, reflecting rising market interest rates. The increase in average earning assets included a $594.9 million increase in average loans held for investment and an increase of $65.0 million in loans held for sale, offset by a $136.2 million decrease in average securities. For the quarter ended September 30, 2006, average net loans and securities represented 82% and 18%, respectively, of average earning assets compared to 73% and 26% in the same quarter of 2005.
Average interest bearing liabilities increased $448.2 million from the third quarter of 2005, which included a $634.7 million increase in interest bearing deposits offset by a $238.9 million decrease in other borrowings. The average cost of interest bearing liabilities increased from 3.21% for the quarter ended September 30, 2005 to 4.86% for the same period of 2006, reflecting rising market interest rates and change in funding mix.
Net interest income was $86.0 million for the first nine months of 2006, compared to $67.8 million for the same period of 2005. The increase was due to an increase in average earning assets of $464.4 million as compared to 2005 and a 36 basis point increase in net interest margin. The increase in average earning assets included a $592.7 million increase in average loans held for investment and an increase of $42.2 million in loans held for sale, offset by a $148.5 million decrease in average securities. For the nine months ended September 30, 2006, average net loans and securities represented 81% and 19%, respectively, of average earning assets compared to 71% and 29% in the same period of 2005.
Average interest bearing liabilities increased $416.4 million compared to the first nine months of 2005, which included a $542.4 million increase in interest bearing deposits offset by a $166.8 million decrease in other borrowings. The average cost of interest bearing liabilities increased from 2.84% for the nine months ended September 30, 2005 to 4.50% for the same period of 2006, reflecting the rising market interest rates and change in funding mix.

TABLE 1 — VOLUME/RATE ANALYSIS
(In thousands)

	Three Months Ended			Nine Months Ended
	September 30, 2006/2005			September 30, 2006/2005
		Change Due To (1)			Change Due To (1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate

Interest income:
Securities(2)	$(955)	$(1,484)	$529	$(3,582)	$(4,833)	$1,251
Loans held for sale	1,436	999	437	2,681	1,886	795
Loans held for sale from discontinued operations	(61)	(554)	493	1,025	214	811
Loans held for investment	19,860	10,644	9,216	59,677	29,047	30,630
Federal funds sold	(310)	(318)	8	(377)	(394)	17
Deposits in other banks	9	5	4	(97)	(113)	16

Total	19,979	9,292	10,687	59,327	25,807	33,520
Interest expense:
Transaction deposits	32	(20)	52	127	9	118
Savings deposits	4,242	999	3,243	10,641	1,494	9,147
Time deposits	2,521	264	2,257	9,064	2,876	6,188
Deposits in foreign branches	7,884	4,296	3,588	17,144	8,170	8,974
Borrowed funds	186	(986)	1,172	3,543	(1,448)	4,991

Total	14,865	4,553	10,312	40,519	11,101	29,418

Net interest income	$5,114	$4,739	$375	$18,808	$14,706	$4,102

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.
Net interest margin from continuing operations, the ratio of net interest income to average earning assets from continuing operations, was 3.80% for the third quarter of 2006 compared to 3.72% for the third quarter of 2005. The improvement in net interest margin resulted primarily from a 153 basis point increase in the yield on earning assets while interest expense as a percentage of earning assets increased by only 145 basis points.
Non-interest Income
Non-interest income increased $1.8 million compared to the same quarter of 2005. The increase is related to a $943,000 increase in insurance commission income from $114,000 to $1.1 million due to increased focus on the insurance business. Rental income on leased equipment increased $1.1 million related to expansion of our operating lease portfolio. Additionally, trust fee income increased $230,000 due to continued growth of trust assets.
Non-interest income increased $5.8 million during the nine months ended September 30, 2006 to $14.5 million compared to $8.7 million during the same period of 2005. The increase is primarily related to a $2.2 million increase in insurance commission income from $399,000 to $2.6 million due to increased focus on the insurance business. Rental income on leased equipment increased $2.4 million related to expansion of our operating lease portfolio. Additionally, trust fee income increased $738,000 due to continued growth of trust assets.
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

TABLE 2 — NON-INTEREST INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Service charges on deposit accounts	$780	$816	$2,441	$2,390
Trust fee income	1,008	778	2,717	1,979
BOLI income	255	267	833	846
Brokered loan fees	656	962	1,508	1,581
Insurance commissions	1,057	114	2,588	399
Equipment rental income	1,147	43	2,475	58
Other	503	579	1,937	1,457

Total non-interest income	$5,406	$3,559	$14,499	$8,710

Non-interest Expense
Non-interest expense for the third quarter of 2006 increased $5.5 million, or 32%, to $22.6 million from $17.1 million, and is primarily related to a $2.9 million increase in salaries and employee benefits to $13.1 million from $10.2 million. The increase in salaries and employee benefits resulted from increases in commissions and incentives for insurance lines of business, the total number of employees related to the addition of the premium finance business and general business growth. As a result of adopting the provisions of SFAS 123R, we recognized additional stock-based compensation of $742,000 during the three months ended September 30, 2006 as compared to the same period in 2005.
Leased equipment depreciation for the three months ended September 30, 2006 increased $883,000 to $928,000 from $45,000 compared to the same quarter in 2005 relating to expansion of our operating lease portfolio. Net occupancy expense for the three months ended September 30, 2006 increased $440,000, or 29%, compared to the same quarter in 2005 relating to our general business growth.
Legal and professional expense for the three months ended September 30, 2006 increased $451,000, or 38% compared to the same quarter in 2005 mainly related to growth.
Non-interest expense for the first nine months of 2006 increased $18.1 million, or 38%, to $65.4 million from $47.3 million during the same period in 2005. This increase is primarily related to a $10.5 million increase in salaries and employee benefits to $38.7 million from $28.2 million. The increase in salaries and employee benefits resulted from increases in commissions and incentives for insurance lines of business, the total number of employees related to the addition of the premium finance business and general business growth. As a result of adopting the provisions of SFAS 123R, we recognized additional stock-based compensation of $1.9 million during the nine months ended September 30, 2006 as compared to the same period in 2005.
Leased equipment depreciation for the nine months ended September 30, 2006 increased $2.0 million to $2.1 million from $46,000 compared to the same quarter in 2005 relating to expansion of our operating lease portfolio. Net occupancy expense for the nine months ended September 30, 2006 increased by $1.5 million, or 34%, compared to the same period in 2005 relating to our general business growth.
Marketing expense increased $184,000, or 9%, compared to the first nine months of 2005. Marketing expense for the nine months ended September 30, 2006 included $158,000 of direct marketing and promotions and $1.4 million for business development compared to direct marketing and promotions of $98,000 and business development of $1.1 million during the same period for 2005. Marketing expense for the nine months ended September 30, 2006 also included $844,000 for the purchase of miles related to the American Airlines AAdvantage® program, compared to $957,000 for the same period for 2005. Our direct marketing expense may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets.
Legal and professional expense for the nine months ended September 30, 2006 increased $1.1 million, or 32%, compared to the same period in 2005 mainly related to growth and increased cost of compliance with laws and regulations.

TABLE 3 — NON-INTEREST EXPENSE
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Salaries and employee benefits	$13,181	$10,237	$38,650	$28,156
Net occupancy expense	1,960	1,520	6,014	4,495
Leased equipment depreciation	928	45	2,095	46
Marketing	712	711	2,352	2,168
Legal and professional	1,634	1,183	4,467	3,383
Communications and data processing	861	658	2,316	2,227
Franchise taxes	58	49	223	139
Other	3,229	2,741	9,307	6,668

Total non-interest expense	$22,563	$17,144	$65,424	$47,282

Analysis of Financial Condition
The aggregate loan portfolio at September 30, 2006 increased $542.3 million from December 31, 2005 to $2.7 billion. Commercial loans increased $274.2 million and real estate loans increased $39.0 million. Construction loans, consumer loans, loans held for sale and leases increased $146.0 million, $286,000, $78.9 million and $11.8 million, respectively. Loans held for sale from discontinued operations decreased $7.8 million.
TABLE 4 — LOANS
(In thousands)

	September 30,	December 31,
	2006	2005

Commercial	$1,456,914	$1,182,734
Construction	533,164	387,163
Real estate	517,609	478,634
Consumer	20,248	19,962
Leases	28,131	16,337
Loans held for sale	151,255	72,383
Loans held for sale from discontinued operations	31,004	38,795

Total	$2,738,325	$2,196,008

We continue to lend primarily in Texas. As of September 30, 2006, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased individual leases and loan and lease pools (primarily commercial and industrial equipment and vehicles), as well as selected loan participations and USDA government guaranteed loans.
Summary of Loan Loss Experience
The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $20.8 million at September 30, 2006, $18.9 million at December 31, 2005 and $18.9 million at September 30, 2005. This represents 0.82%, 0.91% and 0.98% of loans held for investment (net of unearned income) at September 30, 2006, December 31, 2005 and September 30, 2005, respectively.
The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. Due primarily to loan growth, we recorded a $750,000 provision for loan losses during the third quarter of 2006 compared to no provision in the third quarter of 2005 and $2.25 million in the second quarter of 2006.

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

TABLE 5 — SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)

	Nine months ended	Nine months ended	Year ended
	September 30,	September 30,	December 31,
	2006	2005	2005

Beginning balance	$18,897	$18,698	$18,698
Loans charged-off:
Commercial	1,688	350	410
Real estate	—	28	28
Consumer	3	85	93
Leases	40	60	66

Total	1,731	523	597
Recoveries:
Commercial	450	568	569
Consumer	1	—	2
Leases	224	165	225

Total recoveries	675	733	796

Net charge-offs (recoveries)	1,056	(210)	(199)
Provision for loan losses	3,000	—	—

Ending balance	$20,841	$18,908	$18,897

Reserve to loans held for investment (2)	.82%	.98%	.91%
Net charge-offs (recoveries) to average loans (1)(2)	.06%	(.02)%	(.01)%
Provision for loan losses to average loans (1)(2)	.17%	—	—
Recoveries to total charge-offs	38.99%	140.2%	133.33%
Reserve as a multiple of net charge-offs	19.7	N/M	N/M

Non-performing loans:
Non-accrual	$6,432	$1,353	$5,657
Loans past due (90 days) (3)	2,627	941	2,795

Total	$9,059	$2,294	$8,452

Other real estate owned	$882	$—	$—

Reserve to non-performing loans	2.3x	8.2x	2.2x
Reserve to non-performing assets	2.1x	8.2x	2.2x

(1)	Interim period ratios are annualized.

(2)	Excludes loans held for sale.

(3)	At September 30, 2006, 98% of the loans past due 90 days and still accruing are premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can sometimes take 180 days or longer from the cancellation date.

Non-performing Assets
Non-performing assets include non-accrual loans and leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. The table below summarizes our non-accrual loans by type:

	September 30,	December 31,	September 30,
	2006	2005	2005
	(In thousands)
Non-accrual loans:
Commercial	$2,879	$4,931	$634
Construction	—	61	61
Real estate	3,460	464	375
Consumer	63	51	66
Leases	30	150	217

Total non-accrual loans	$6,432	$5,657	$1,353

At September 30, 2006, we had $2.6 million in loans past due 90 days and still accruing interest. At September 30, 2006, 98% of the loans past due 90 days and still accruing are premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can sometimes take 180 days or longer from the cancellation date. At September 30, 2006, we had $882,000 in other real estate owned and $90,000 in other repossessed assets.
Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of September 30, 2006, approximately $50,000 of our non-accrual loans were earning on a cash basis.
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
Our unrealized loss on the securities portfolio value decreased from a loss of $12.5 million, which represented 1.94% of the amortized cost at December 31, 2005, to a loss of $11.7 million, which represented 2.06% of the amortized cost at September 30, 2006.
The following table discloses, as of September 30, 2006, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasuries	$2,584	$(2)	$—	$—	$2,584	$(2)
Mortgage-backed securities	69,426	(985)	313,246	(10,187)	382,672	(11,172)
Corporate securities	—	—	34,976	(660)	34,976	(660)
Municipals	16,973	(110)	19,845	(341)	36,818	(451)
Equity securities	—	—	3,380	(127)	3,380	(127)

	$88,983	$(1,097)	$371,447	$(11,315)	$460,430	$(12,412)

We believe the investment securities in the table above are within ranges customary for the banking industry. The number of investment positions in this unrealized loss position totals 139. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value; (2) it is not probable that we will be unable to collect the amounts contractually due; and (3) no decision to dispose of the investments was made prior to the balance sheet date. The unrealized losses noted are interest rate related due to rising rates in 2006 in relation to previous rates in 2004 and 2005. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.
Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (BSMC), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2005 and for the nine months ended September 30, 2006, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank) and the Federal Home Loan Bank (FHLB) borrowings.
Our liquidity needs have primarily been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding as possible from deposits of these core customers, which as of September 30, 2006, comprised $2.770.7 million, or 99.8%, of total deposits. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect.
In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. As of September 30, 2006, brokered retail CDs comprised $6.0 million, or 0.2%, of total deposits. Our dependence on retail brokered CDs is limited by our internal funding guidelines, which as of September 30, 2006, limited borrowing from this source to 15% of total deposits.
Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), securities sold under repurchase agreements, treasury, tax and loan notes, and advances from the FHLB. As of September 30, 2006, our borrowings consisted of a total of $51.4 million of securities sold under repurchase agreements, $80.0 million of upstream federal funds purchased, $101.8 million of downstream federal funds purchased, $4.4 million from customer repurchase agreements, and $1.2 million of treasury, tax and loan notes. Credit availability from the FHLB is based on our bank’s financial and operating condition and borrowing collateral we hold with the FHLB. At September 30, 2006, we had $100.0 million in borrowings from the FHLB. Our unused FHLB borrowing capacity at September 30, 2006 was approximately $511.0 million. As of September 30, 2006, we had unused upstream federal fund lines available from commercial banks of approximately $379.5 million. During the nine months ended September 30, 2006, our average other borrowings from these sources were $361.5 million, of which $115.0 million related to securities sold under repurchase agreements. The maximum amount of borrowed funds outstanding at any month-end during the first nine months of 2006 was $442.0 million, of which $103.6 million related to securities sold under repurchase agreements.
On September 29, 2006, Texas Capital Statutory Trust V issued $41,238,000 of its Floating Rate Capital Securities (the “2006 Trust Preferred Securities”) in a private offering. Proceeds of the 2006 Trust Preferred Securities were invested in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “2006 Subordinated Debentures”) of the Company due 2036. After deducting underwriter’s compensation and other expenses of the offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on the 2006 Subordinated Debentures are deductible for federal income tax purposes.
Interest rate on the 2006 Subordinated Debentures is a floating rate that resets quarterly to 1.71% above the three-month LIBOR rate. Interest payments on the 2006 Subordinated Debentures are deductible for federal income tax purposes. The payment by us of the principal and interest on the 2006 Subordinated Debentures is subordinated and junior in light of payment to the prior payment in full of all of our senior indebtedness, whether outstanding at this time or incurred in the future.
The 2006 Trust Preferred Securities and the 2006 Subordinated Debentures each mature in December 2036; however, the 2006 Trust Preferred Securities and the 2006 Subordinated Debentures may be redeemed at the option of the Company on fixed quarterly dates beginning on December 31, 2011.
Our equity capital averaged $224.8 million for the nine months ended September 30, 2006 as compared to $202.2 million for the same period in 2005. This increase reflects our retention of net earnings during this period. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.
Based on the information in our most recently filed call report and as shown in the table below, we continue to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.
TABLE 6 — CAPITAL RATIOS

	September 30,	September 30,
	2006	2005

Risk-based capital:
Tier 1 capital	11.12%	9.52%
Total capital	11.79%	10.31%
Leverage	10.16%	7.84%

As of September 30, 2006, our significant fixed and determinable contractual obligations to third parties were as follows:

		After One
		but Within	After Three
	Within	Three	but Within	After Five
(In thousands)	One Year	Years	Five Years	Years	Total
Deposits without a stated maturity (1)	$1,362,936	$—	$—	$—	$1,362,936
Time deposits (1)	1,292,223	97,002	24,426	61	1,413,712
Federal funds purchased (1)	181,780	—	—	—	181,780
Securities sold under repurchase agreements (1)	51,400	—	—	—	51,400
Customer repurchase agreements (1)	4,444	—	—	—	4,444
Treasury, tax and loan notes (1)	1,177	—	—	—	1,177
FHLB	100,000	—	—	—	100,000
Operating lease obligations	5,336	12,442	9,886	36,817	64,481
Long-term debt (1)	—	—	—	113,406	113,406

Total contractual obligations	$2,999,296	$109,444	$34,312	$150,284	$3,293,336

(1)	Excludes interest
Off-Balance Sheet Arrangements
The contractual amount of our financial instruments with off-balance sheet risk expiring by period at September 30, 2006 is presented below:

		After One
		but Within	After Three
	Within	Three	but Within	After Five
(In thousands)	One Year	Years	Five Years	Years	Total
Commitments to extend credit	$551,888	$347,354	$118,300	$8,488	$1,026,030
Standby letters of credit	39,461	11,958	1,299	—	52,718

Total financial instruments with off-balance sheet risk	$591,349	$359,312	$119,599	$8,488	$1,078,748

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
Interest Rate Risk Management
The Company’s interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of September 30, 2006, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Interest Rate Sensitivity Gap Analysis
September 30, 2006
(In thousands)

	0-3 mo	4-12 mo	1-3 yr	3+ yr	Total
	Balance	Balance	Balance	Balance	Balance

Securities (1)	$27,807	$61,231	$168,911	$296,783	$554,732

Total Variable Loans	2,242,913	8,807	745	1,055	2,253,520
Total Fixed Loans	165,086	95,871	126,120	97,728	484,805

Total Loans (2)	2,407,999	104,678	126,865	98,783	2,738,325

Total Interest Sensitive Assets	$2,435,806	$165,909	$295,776	$395,566	$3,293,057

Liabilities:
Interest Bearing Customer Deposits	$1,714,074	$—	$—	$—	$1,714,074
CDs & IRAs	254,970	217,464	92,019	24,405	588,858
Wholesale Deposits	60	841	4,983	82	5,966

Total Interest-bearing Deposits	$1,969,104	$218,305	$97,002	$24,487	$2,308,898

Repo, FF, FHLB Borrowings	309,401	29,400	—	—	338,801
Trust Preferred	—	—	—	113,406	113,406

Total Borrowing	309,401	29,400	—	113,406	452,207

Total Interest Sensitive Liabilities	$2,278,505	$247,705	$97,002	$137,893	$2,761,105

GAP	157,301	(81,796)	198,774	257,673	—
Cumulative GAP	157,301	75,505	274,279	531,952	531,952

Demand Deposits					467,750
Stockholders’ Equity					239,792

Total					$707,542

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.
The table above sets forth the balances as of September 30, 2006 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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
	200 bp Increase	200 bp Decrease
	September 30, 2006	September 30, 2006
Change in net interest income	$7,578	$(7,901)
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures as of September 30, 2006 and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.
New Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. This Interpretation will be effective for fiscal years beginning after December 15, 2006. We will implement this Interpretation in the first quarter of 2007 on a prospective basis. We are currently evaluating the potential impact this Interpretation will have on our financial position and results of operations.

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

TEXAS CAPITAL BANCSHARES, INC.

Date: November 3, 2006	/s/ Peter B. Bartholow

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