Form 10-K
period 2006-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2007-03-02
CIK 1077428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2006
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from to (No fee required)

Texas Capital Bancshares, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	000-30533	75-2679109
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

2100 McKinney Avenue, Suite 900, Dallas, Texas, U.S.A.	75201	214-932-6600
(Address of principal executive officers)	(Zip Code)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐     No ☑

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The Nasdaq National Market, was approximately $540,119,000. There were 26,096,994 shares of the registrant’s common stock outstanding on February 28, 2007.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement relating to the 2007 Annual Meeting of Stockholders, which will be filed no later than April 30, 2007, are incorporated by reference into Part III of this Form 10-K.

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

Growth History

We have grown substantially in both size and profitability since our formation. The table below sets forth data regarding the growth of key areas of our business from December 2002 through December 2006.

	December 31
(in thousands)	2006	2005	2004	2003	2002

Loans held for investment	$2,722,097	$2,075,961	$1,564,578	$1,229,773	$1,002,557
Total loans	2,937,955	2,148,344	1,656,163	1,307,751	1,118,663
Assets	3,675,349	3,003,430	2,583,211	2,190,073	1,793,282
Deposits	3,069,330	2,495,179	1,789,887	1,445,030	1,196,535
Stockholders’ equity	253,515	215,523	195,275	171,756	124,976

The following table provides information about the growth of our loan portfolio by type of loan from December 2002 to December 2006.

	December 31
(in thousands)	2006	2005	2004	2003	2002

Commercial loans	$1,602,577	$1,182,734	$818,156	$608,542	$509,505
Total real estate loans	1,284,821	976,975	844,640	675,983	571,260
Construction loans	538,586	387,163	328,074	256,134	172,451
Permanent real estate loans	530,377	478,634	397,029	339,069	282,703
Loans held for sale	215,858	72,383	91,585	77,978	116,106
Loans held for sale from discontinued operations	—	38,795	27,952	2,802	—
Equipment leases	45,280	16,337	9,556	13,152	17,546
Consumer loans	21,113	19,962	15,562	16,564	24,195

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

Business Strategy

Utilizing the business and community ties of our management and their banking experience, our strategy is to build an independent bank that focuses primarily on middle market business customers and high net worth individuals in each of the five major metropolitan markets of Texas. To achieve this, we seek to implement the following strategies:

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

Products and Services

We offer a variety of loan, deposit account and other financial products and services to our customers. At December 31, 2006, we maintained approximately 21,500 deposit accounts and 4,500 loan accounts.

Business Customers.  We offer a full range of products and services oriented to the needs of our business customers, including:

•	commercial loans for working capital and to finance internal growth, acquisitions and leveraged buyouts;

•	permanent real estate and construction loans;

•	equipment leasing;

•	cash management services;

•	trust and escrow services;

•	letters of credit; and

•	business insurance products.

Individual Customers.  We also provide complete banking services for our individual customers, including:

•	personal trust and wealth management services;

•	certificates of deposit;

•	interest bearing and non-interest bearing checking accounts with optional features such as Visa® debit/ATM cards and overdraft protection;

•	traditional money market and savings accounts;

•	consumer loans, both secured and unsecured;

•	mortgages;

•	branded Visa® credit card accounts, including gold-status accounts;

•	personal insurance products: and

•	internet banking through BankDirect, our internet banking division

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

Commercial Loans and Leases.  Our commercial loan portfolio is comprised of lines of credit for working capital and term loans and leases to finance equipment and other business assets. Our energy production loans are generally collateralized with proven reserves based on appropriate valuation standards. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. At December 31, 2006, funded commercial loans and leases totaled approximately $1.6 billion, approximately 56% of our total funded loans.

Real Estate Loans.  Approximately 27% of our real estate loan portfolio is comprised of loans secured by commercial properties occupied by the borrower. We also provide temporary financing for commercial and residential property. Our real estate loans generally have terms of five to seven years, and we provide loans with both floating and fixed rates. We generally avoid long-term loans for commercial real estate held for investment. At December 31, 2006, funded real estate loans totaled approximately $530.4 million, approximately 18% of our total funded loans; of this total, $366.1 million were loans with floating rates and $164.3 million were loans with fixed rates.

Construction Loans.  Our construction loan portfolio consists primarily of single-family residential properties and commercial projects used in manufacturing, warehousing, service or retail businesses. Our construction loans generally have terms of one to three years. We typically make construction loans to developers, builders and contractors that have an established record of successful project completion and loan repayment and have a substantial investment of the borrowers’ equity. These loans typically have floating rates and commitment fees. At December 31, 2006, funded construction real estate loans totaled approximately $538.6 million, approximately 18% of our total funded loans.

Loans Held for Sale.  Our loans held for sale portfolio consists primarily of single-family residential mortgages funded through our mortgage warehouse group. These loans are typically on our balance sheet less than 30 days. At December 31, 2006, loans held for sale totaled approximately $215.9 million, approximately 7% of our total funded loans.

Letters of Credit.  We issue standby and commercial letters of credit, and can service the international needs of our clients through correspondent banks. At December 31, 2006, our commitments under letters of credit totaled approximately $58.2 million.

The table below sets forth information regarding the distribution of our funded loans among various industries at December 31, 2006.

	Funded Loans
		Percent
(dollars in thousands)	Amount	of Total

Agriculture	$10,549	0.4%
Contracting — construction and real estate development	456,285	15.4%
Contracting	81,338	2.8%
Government	13,101	0.4%
Manufacturing	149,483	5.1%
Personal/household	370,787	12.6%
Petrochemical and mining	274,197	9.3%
Retail	74,631	2.5%
Services	1,055,530	35.7%
Wholesale	127,470	4.3%
Investors and investment management companies	340,420	11.5%

Total	$2,953,791	100.0%

Loans extended to borrowers within the contracting industry are comprised largely of loans to land developers and to both heavy construction and general commercial contractors. Many of these loans are secured by real estate properties, the development of which is being funded by our bank’s financing. Loans extended to borrowers within the petrochemical and mining industries are predominantly loans to finance the exploration and production of petroleum and natural gas. These loans are generally secured by proven petroleum and natural gas reserves. Personal/household loans include loans to certain high net worth individuals for commercial purposes and mortgage loans, in addition to consumer loans. Loans extended to borrowers within the services industries include loans to finance working capital and equipment, as well as loans to finance investment and owner-occupied real estate. Significant trade categories represented within the services industries include, but are not limited to, real estate services, financial services, leasing companies, transportation and communication, and hospitality services. Borrowers represented within the real estate services category are largely owners and managers of both residential and non-residential commercial real estate properties.

We make loans that are appropriately collateralized under our credit standards. Over 90% of our funded loans are secured by collateral. The table below sets forth information regarding the distribution of our funded loans among various types of collateral at December 31, 2006.

	Funded Loans
		Percent
(dollars in thousands)	Amount	of Total

Business assets	$1,020,649	34.6%
Energy	205,390	6.9%
Highly liquid assets	335,725	11.4%
Real property	1,083,514	36.7%
Rolling stock	46,899	1.6%
U.S. Government guaranty	44,355	1.5%
Other assets	65,348	2.2%
Unsecured	151,911	5.1%

Total	$2,953,791	100.0%

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

Insurance and Investment Services

We operate an insurance subsidiary that was formed in 2005, which brokers corporate and personal property and casualty insurance, life insurance, as well as group benefits to individuals and businesses. Some aspects are subject to regulation by applicable state insurance regulatory agencies.

Cayman Islands Branch

In June 2003, we received authorization from the Cayman Islands Monetary Authority to establish a branch of our bank in the Cayman Islands. We believe that a Cayman Islands branch of our bank enables us to offer more competitive cash management and deposit products to our core customers. Our Cayman Islands branch consists of an agented office to facilitate our offering of these products. We opened our Cayman Islands branch in September 2003. As of December 31, 2006, our Cayman Islands deposits totaled $884.4 million.

Employees

As of December 31, 2006, we had 503 full-time employees relating to our continuing operations. None of our employees is represented by a collective bargaining agreement and we consider our relations with our employees to be good.

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

Pursuant to regulations promulgated under the Federal Deposit Insurance Corporation Improvement Act, the corrective actions that the banking agencies either must or may take are tied primarily to an institution’s capital levels. In accordance with the framework adopted by the Federal Deposit Insurance Corporation Improvement Act, the banking agencies have developed a classification system, pursuant to which all banks and thrifts will be placed into one of five categories. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized.” A well capitalized bank has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or higher; a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 6% or higher; a leverage ratio (Tier 1 capital to total adjusted assets) of 5% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. Our bank’s total risk-based capital ratio was 10.15% at December 31, 2006 and, as a result, it is currently classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations.

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

An investment in our common stock involves certain risks. You should consider carefully the following risks and other information in this report, including our financial information and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

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

Any substantial deterioration in any of the foregoing conditions could have a material adverse effect on our results of operation and financial condition, which would likely adversely affect the market price of our common stock. Further, with the exception of our BankDirect customers, which comprised 6% of our total deposits as of December 2006, our bank’s customer base is primarily commercial in nature, and our bank does not have a significant branch network or retail deposit base. In periods of economic downturn, business and commercial deposits may tend to be more volatile than traditional retail consumer deposits and, therefore, during these periods our financial condition and results of operations could be adversely affected to a greater degree than our competitors that have a larger retail customer base.

Our recent operating results may not be indicative of our future operating results.  We have initiated internal growth programs with new lines of business and opened additional offices in the past few years. We may not be able to sustain our historical rate of growth. Various factors, such as competition, economic conditions and regulatory considerations, may impede growth in lines of business and markets we serve.

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

Real estate lending in our core Texas markets involves risks related to a decline in value of commercial and residential real estate.  Our real estate lending activities, and the exposure to fluctuations in real estate values, are significant and expected to increase. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for our loan portfolio were to decline materially, a significant part of our loan portfolio could become under-collateralized and we may not be able to realize the amount of security that we anticipated at the time of originating the loan.

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

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.  Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. For example, during 2005, hurricanes Katrina and Rita made landfall and subsequently caused extensive flooding and destruction along the coastal areas of the Gulf of Mexico, including communities where we conduct business. Operations in Houston were disrupted to a minor degree. While the impact of these hurricanes did not significantly affect us, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on the our financial condition and results of operations.

Our management maintains significant control over us.  Our current executive officers and directors beneficially own slightly more than 10% of the outstanding shares of our common stock. Accordingly, our current executive officers and directors are able to influence, to a significant extent, the outcome of all matters required to be submitted to our stockholders for approval (including decisions relating to the election of directors), the determination of day-to-day corporate and management policies and other significant corporate activities.

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

New lines of business or new products and services may subject us to additional risks.  From time to time, we may develop and grow new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Corporation’s business, results of operations and financial condition.

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

The holders of our junior subordinated debentures have rights that are senior to those of our shareholders.  As of December 31, 2006, we had $113.4 million in junior subordinated debentures outstanding that were issued to our statutory trusts. The trusts purchased the junior subordinated debentures from us using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

The junior subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of our common stock. If certain conditions are met, we have the right to defer interest payments on the junior subordinated debentures (and the related trust preferred securities) at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period, during which time no dividends may be paid to holders of our common stock.

Our ability to pay dividends is limited and we may be unable to pay future dividends.  Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of our bank subsidiary, Texas Capital Bank, to pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to our regulated bank subsidiary. If these regulatory requirements are not met, our subsidiary bank will not be able to pay dividends to us, and we may be unable to pay dividends on our common stock.

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

The earnings of financial services companies are significantly affected by general business and economic conditions.  Our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. Deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our results of operation and financial condition.

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

Consumers and businesses may decide not to use banks to complete their financial transactions.  Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. The possibility of eliminating banks as intermediaries could result in the loss of interest and fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our results of operations and financial condition.

ITEM 2.	PROPERTIES

As of December 31, 2006, we conducted business at nine full service banking locations and one operations center. Our operations center houses our loan and deposit operations and the BankDirect call center. We lease the space in which our banking centers and the operations call center are located. These leases expire between July 2007 and June 2015, not including any renewal options that may be available.

The following table sets forth the location of our executive offices, operations center and each of our banking centers.

Type of Location	Address

Executive offices, banking location	2100 McKinney Avenue Suite 900 Dallas, Texas 75201

Operations center	6060 North Central Expressway Suite 800 Dallas, Texas 75206

Banking location	4230 Lyndon B. Johnson Freeway Suite 100 Dallas, Texas 75244

Banking location	5910 North Central Expressway Suite 150 Dallas, Texas 75206

Banking location	5800 Granite Parkway Suite 150 Plano, Texas 75024

Banking location	500 Throckmorton Suite 300 Fort Worth, Texas 76102

Banking location	114 W. 7th St. Suite 100 Austin, Texas 78701

Banking location	745 East Mulberry Street Suite 350 San Antonio, Texas 78212

Banking location	7373 Broadway Suite 100 San Antonio, Texas 78209

Banking location	One Riverway Suite 150 Houston, Texas 77056

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on our results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on The Nasdaq National Market on August 13, 2003, and is traded under the symbol “TCBI”. Our common stock was not publicly traded, nor was there an established market therefore, prior to August 13, 2003. On March 1, 2007 there were approximately 501 holders of record of our common stock.

No cash dividends have ever been paid by us on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our principal source of funds to pay cash dividends on our common stock would be cash dividends from our bank. The payment of dividends by our bank is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities.

The following table presents the range of high and low bid prices reported on The Nasdaq National Market for each of the four quarters of 2005 and 2006.

	Price per Share
Quarter Ended	High	Low

March 31, 2005	$24.80	$19.73
June 30, 2005	21.71	17.45
September 30, 2005	24.32	19.30
December 31, 2005	24.68	18.54
March 31, 2006	24.17	20.57
June 30, 2006	24.92	21.45
September 30, 2006	23.92	18.08
December 31, 2006	20.75	18.11

Equity Compensation Plan Information

	Number of Securities	Weighted Average	Number of Securities
	to be Issued Upon	Exercise Price of	Remaining Available
	Exercise of	Outstanding	for Future Issuance
	Outstanding Options,	Options, Warrants	Under Equity
Plan Category	Warrants and Rights	and Rights	Compensation Plans

Equity compensation plans approved by security holders	3,026,001	$12.97	695,902
Equity compensation plans not approved by security holders(1)	84,274	6.80	—

Total	3,110,275	$12.80	695,902

(1)	Refers to deferred compensation agreement. See further discussion in Note 10 to the Consolidated Financial Statements.

Stock Performance Graph

The following table and graph sets forth the cumulative total stockholder return for the Company’s common stock beginning on August 12, 2003, the date of the Company’s initial public offering compared to an overall stock market index (Russell 2000 Index) and the Company’s peer group index (Nasdaq Bank Index). The Russell 2000 Index and Nasdaq Bank Index are based on total returns assuming reinvestment oil dividends.

	August 12,	December 31,	December 31,	December 31,	December 31,
	2003	2003	2004	2005	2006

Texas Capital (TCBI)	11.00	14.48	21.62	22.38	19.88
Russell 2000 Index RTY	466.95	556.91	658.72	681.26	796.70
NASDAQ Bank Index CBNK	2535.62	2899.18	3288.71	3154.28	3498.55

The stock performance graph assumes $100.00 was invested August 12, 2003.

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

We filed a Registration Statement on Form S-3 (File No. 333-138207) (the “Registration Statement”), pertaining to the registration of such 16,361 shares of common stock, with the Securities and Exchange Commission on October 25, 2006, and amended by Amendment No. 1 to the Registration Statement on November 14, 2006. The Registration Statement was declared effective by the Securities and Exchange Commission on November 17, 2006. The rescission offer for which we filed the Registration Statement has expired. Five stockholders representing 417 shares of common stock elected to accept our rescission offer. As a result of the rescission offer’s expiration pursuant to the terms and conditions set forth in the Registration Statement, we removed from registration 15,944 shares of common stock registered under the Registration Statement which were not repurchased by us pursuant to the rescission offer as of February 1, 2007 (the date of the Post-Effective Amendment No. 1 to the Registration Statement).

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

(in thousands, except per share,	At or For the Year Ended December 31
average share and percentage data)	2006	2005	2004	2003	2002

Consolidated Operating Data(1)(3)
Interest income	$237,524	$159,459	$107,828	$85,484	$70,142
Interest expense	119,624	65,329	35,965	32,329	27,896

Net interest income	117,900	94,130	71,863	53,155	42,246
Provision for loan losses	4,000	—	1,688	4,025	5,629

Net interest income after provision for loan losses	113,900	94,130	70,175	49,130	36,617
Non-interest income	20,842	12,555	10,197	10,892	8,625
Non-interest expense	90,494	66,126	50,381	48,380	35,370

Income from continuing operations before income taxes	44,248	40,559	29,991	11,642	9,872
Income tax expense (benefit)	15,064	13,783	10,006	(2,192)	2,529

Income from continuing operations	29,184	26,776	19,985	13,834	7,343
Income (loss) from discontinued operations	(260)	416	(425)	—	—

Net income	$28,924	$27,192	$19,560	$13,834	$7,343

Consolidated Balance Sheet Data(1)(3)
Total assets	$3,675,349	$3,042,225	$2,611,163	$2,192,875	$1,793,282
Loans held for investment	2,722,097	2,075,961	1,564,578	1,229,773	1,002,557
Loans held for sale	215,858	72,383	91,585	80,780	116,106
Loans held for sale from discontinued operations	—	38,795	27,952	—	—
Securities available-for-sale	532,053	630,482	804,544	775,338	553,169
Deposits	3,069,330	2,495,179	1,789,887	1,445,030	1,196,535
Federal funds purchased	165,955	103,497	113,478	78,961	83,629
Other borrowings	45,604	162,224	481,513	466,793	365,831
Long-term debt	113,406	46,394	20,620	20,620	10,000
Stockholders’ equity	253,515	215,523	195,275	171,756	124,976

(in thousands, except per share,	At or For the Year Ended December 31
average share and percentage data)	2006	2005	2004	2003	2002

Other Financial Data(3)
Income per share:
Basic
Income from continuing operations	$1.12	$1.05	$.79	$.62	$.33
Net income	1.11	1.06	.77	.62	.33
Diluted
Income from continuing operations	1.10	1.00	.76	.60	.32
Net income	1.09	1.02	.75	.60	.32
Tangible book value per share(4)	9.43	8.19	7.61	6.81	5.80
Book value per share(4)	9.93	8.68	7.57	6.74	5.57
Weighted average shares:
Basic	25,945,065	25,619,594	25,260,526	21,332,746	19,145,255
Diluted	26,468,811	26,645,198	26,234,637	23,118,804	19,344,874

Selected Financial Ratios:
Performance Ratios(3)
From continuing operations:
Net interest margin	3.84%	3.66%	3.25%	2.87%	3.28%
Return on average assets	.88%	.97%	.84%	.70%	.54%
Return on average equity	12.70%	13.09%	10.97%	9.71%	6.27%
Efficiency ratio (excludes securities gains)	65.22%	61.98%	61.40%	76.33%	71.46%
Non-interest expense to average earning assets	2.93%	2.55%	2.26%	2.43%	2.59%
From consolidated:
Net interest margin	4.01%	3.91%	3.37%	2.87%	3.28%
Return on average assets	.87%	.97%	.82%	.70%	.54%
Return on average equity	12.59%	13.29%	10.74%	9.71%	6.27%

Asset Quality Ratios
Net charge-offs (recoveries) to average loans(2)	.08%	(.01)%	.05%	.08%	.40%
Reserve to loans held for investment(2)	.77%	.91%	1.20%	1.44%	1.45%
Reserve to non-performing loans	1.9	x	2.2	x	3.1	x	1.7	x	5.0x
Non-accrual loans to loans(2)	.33%	.27%	.37%	.83%	.28%
Non-performing loans to loans(2)	.41%	.41%	.39%	.83%	.29%

Capital and Liquidity Ratios
Total capital ratio	11.16%	10.83%	11.67%	13.14%	11.32%
Tier 1 capital ratio	9.68%	10.09%	10.72%	12.00%	10.16%
Tier 1 leverage ratio	9.18%	8.68%	8.31%	8.82%	7.66%
Average equity/average assets	6.95%	7.40%	7.68%	7.16%	8.57%
Tangible equity/assets	6.54%	6.76%	7.50%	7.76%	6.89%
Average net loans/average deposits	94.11%	89.74%	92.56%	91.49%	96.31%

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

(2)	Excludes loans held for sale.

(3)	2006, 2005, and 2004 financial data and ratios reflect from continuing operations unless otherwise noted. 2003 and 2002 financial data has not been restated to reflect continuing operations as operating results from discontinued operations were either not meaningful or not applicable.

(4)	Excludes unrealized gains/losses on securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Our Operating Results

We commenced operations in December 1998. An important aspect of our growth strategy has been our ability to service and effectively manage a large number of loans and deposit accounts in multiple markets in Texas. Accordingly, we created an operations infrastructure sufficient to support state-wide lending and banking operations.

The following discussions and analyses present the significant factors affecting our financial condition as of December 31, 2006 and 2005 and results of operations for each of the three years in the period ended December 31, 2006. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing later in this report. Please also note the below description about a sale of a division of our business during 2006 and how it is reflected in the following discussions of our financial condition and results of operations.

On October 16, 2006, we completed the sale of our residential mortgage lending division (RML) to Transnational Financial Network, Inc. (TFN). The sale was effective as of September 30, 2006, and, accordingly, all operating results for this discontinued component of our operations have been reclassified to discontinued operations. All prior periods have been restated to reflect the change. Our mortgage warehouse operations were not part of the sale, and are included in the results from continuing operations. Except as otherwise noted, all amounts and disclosures throughout this document reflect only the Company’s continuing operations.

Year ended December 31, 2006 compared to year ended December 31, 2005

We recorded net income of $29.2 million for the year ended December 31, 2006 compared to $26.8 million for the same period in 2005. Diluted income per common share was $1.10 for 2006 and $1.00 for the same period in 2005. Returns on average assets and average equity were 0.88% and 12.70%, respectively, for the year ended December 31, 2006 compared to 0.97% and 13.09%, respectively, for the same period in 2005.

The increase in net income for the year ended December 31, 2006 over the same period of 2005 was primarily due to an increase in net interest income and non-interest income, offset by an increase in non-interest expense and provision for loan losses. Net interest income increased by $23.8 million, or 25.3%, to $117.9 million for the year ended December 31, 2006 compared to $94.1 million for the same period in 2005. The increase in net interest income was primarily due to an increase of $497.2 million in average earning assets, coupled with a 18 basis point improvement in the net interest margin.

Non-interest income increased by $8.2 million, or 65.1%, during the year ended December 31, 2006 to $20.8 million, compared to $12.6 million during the same period in 2005. The increase was primarily due to an increase in equipment rental income, which increased $3.7 million to $3.9 million for the year ended December 31, 2006, compared to $236,000 for the same period in 2005 related to expansion of our operating lease portfolio. Also, insurance commission income increased $3.1 million to $4.2 million for the year ended December 31, 2006, compared to $1.0 million for the same period in 2005 due to increased focus on the insurance business. Trust income increased by $1.1 million to $3.8 million during the year ended December 31, 2006 compared to $2.7 million for the same period in 2005, due to continued growth in trust assets.

Brokered loan fees increased $270,000 to $2.0 million for the year ended December 31, 2006, compared to $1.8 million for the same period in 2005.

Non-interest expense increased by $24.4 million, or 36.9%, to $90.5 million during the year ended December 31, 2006 compared to $66.1 million during the same period in 2005. This increase is primarily related to a $14.2 million increase in salaries and employee benefits. The increase in salaries and employee benefits resulted from an increase in commissions and incentives for insurance lines of business, the total number of employees related to the addition of the premium finance business and general business growth. Occupancy expense increased by $2.1 million to $8.2 million during the year ended December 31, 2006 compared to the same period in 2005 and is related to our general business growth. Leased equipment depreciation increased $2.9 million to $3.1 million during the year ended December 31, 2006 from $194,000 related to expansion of our operating lease portfolio. Marketing expense increased $187,000 to $3.2 million during the year ended December 31, 2006 from $3.0 million during the same period in 2005. Legal and professional expense increased $1.4 million to $6.6 million during the year ended December 31, 2006, compared to $5.2 million for the same period in 2005 mainly related to growth and increased cost of compliance with laws and regulations.

Year ended December 31, 2005 compared to year ended December 31, 2004

We recorded net income of $26.8 million for the year ended December 31, 2005 compared to $20.0 million for the same period in 2004. Diluted income per common share was $1.00 for 2005 and $0.76 for the same period in 2004. Returns on average assets and average equity were 0.97% and 13.09%, respectively, for the year ended December 31, 2005 compared to 0.84% and 10.97%, respectively, for the same period in 2004.

The increase in net income for the year ended December 31, 2005 over the same period of 2004 was primarily due to an increase in net interest income and non-interest income, offset by an increase in non-interest expense. Net interest income increased by $22.2 million, or 30.9%, to $94.1 million for the year ended December 31, 2005 compared to $71.9 million for the same period in 2004. The increase in net interest income was primarily due to an increase of $367.3 million in average earning assets, coupled with a 41 basis point improvement in the net interest margin.

Non-interest income increased by $2.4 million, or 23.5%, during the year ended December 31, 2005 to $12.6 million, compared to $10.2 million during the same period in 2004. The increase was primarily due to an increase in trust income. Trust income increased by $807,000 to $2.7 million during the year ended December 31, 2005 compared to $1.9 million for the same period in 2004, due to continued growth in trust assets. Brokered loan fees increased $763,000 to $1.8 million for the year ended December 31, 2005, compared to $996,000 for the same period in 2004. Insurance commission income increased $603,000 to $1.0 million for the year ended December 31, 2005, compared to $444,000 for the same period in 2004 due to increased focus on the insurance business.

Non-interest expense increased by $15.7 million, or 31.2%, to $66.1 million during the year ended December 31, 2005 compared to $50.4 million during the same period in 2004. This increase is primarily related to a $9.6 million increase in salaries and employee benefits. The increase in salaries and employee benefits resulted from an increase in the total number of employees related to general business growth, additional staffing for the Houston office, addition of the premium finance business, increased focus on the insurance business and increased incentive compensation reflective of our performance. Occupancy expense increased by $994,000 to $6.1 million during the year ended December 31, 2005 compared to the same period in 2004 and is related to our continued growth in our Houston office and the premium finance business. Marketing expense increased $483,000 to $3.0 million during the year ended December 31, 2005 from $2.5 million during the same period in 2004. Legal and professional expense increased $2.0 million to $5.2 million during the year ended December 31, 2005, compared to $3.1 million for the same period in 2004.

Net Interest Income

Net interest income was $117.9 million for the year ended December 31, 2006 compared to $94.1 million for the same period of 2005. The increase in net interest income was primarily due to an increase of $497.2 million in average earning assets, coupled with a 18 basis point improvement in the net interest margin, which resulted from the repricing of our earning assets with rising rates. The increase in average earning assets from 2005 included a $656.1 million increase in average net loans offset by a $138.4 million decrease in average securities. For the year ended December 31, 2006, average net loans and securities represented 81% and 19%, respectively, of average earning assets compared to 72% and 27%, respectively, in 2005.

Average interest bearing liabilities increased $457.8 million from the year ended December 31, 2005, which included a $549.0 million increase in interest bearing deposits offset by a $139.0 million decrease in other borrowings. For the same periods, the average balance of demand deposits increased 12.7% to $462.3 million from $410.2 million. The average cost of interest bearing liabilities increased from 3.06% for the year ended December 31, 2005 to 4.61% in 2006, reflecting the rise in market interest rates.

Net interest income was $94.1 million for the year ended December 31, 2005 compared to $71.9 million for the same period of 2004. The increase in net interest income was primarily due to an increase of $367.3 million in average earning assets, coupled with a 41 basis point improvement in the net interest margin, which resulted from the repricing of our earning assets with rising rates. The increase in average earning assets from 2004 included a $422.5 million increase in average net loans offset by a $72.0 million decrease in average securities. For the year ended December 31, 2005, average net loans and securities represented 72% and 27%, respectively, of average earning assets compared to 65% and 35%, respectively, in 2004.

Average interest bearing liabilities increased $254.3 million from the year ended December 31, 2004, which included a $407.9 million increase in interest bearing deposits offset by a $159.6 million decrease in other borrowings. For the same periods, the average balance of demand deposits increased 37.5% to $410.2 million from $298.4 million. The average cost of interest bearing liabilities increased from 1.91% for the year ended December 31, 2004 to 3.06% in 2005, reflecting the rise in market interest rates.

Volume/Rate Analysis

	Years Ended December 31,
	2006/2005			2005/2004
		Change Due to(1)			Change Due to(1)
(in thousands)	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate

Interest income:
Securities(2)	$(4,404)	$(6,041)	$1,637	$(1,013)	$(2,726)	$1,713
Loans	83,103	44,513	38,590	52,439	21,988	30,451
Federal funds sold	(546)	(566)	20	546	153	393
Deposits in other banks	(91)	(114)	23	134	61	73

	78,062	37,792	40,270	52,106	19,476	32,630
Interest expense:
Transaction deposits	102	(18)	120	428	78	350
Savings deposits	14,923	2,908	12,015	9,605	1,221	8,384
Time deposits	11,161	3,303	7,858	5,639	854	4,785
Deposits in foreign branches	23,286	12,188	11,098	11,119	4,910	6,209
Borrowed funds	4,822	(847)	5,669	2,573	(3,643)	6,216

	54,294	17,534	36,760	29,364	3,420	25,944

Net interest income	$23,768	$20,258	$3,510	$22,742	$16,056	$6,686

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.

Net interest margin, the ratio of net interest income to average earning assets, increased from 3.66% in 2005 to 3.84% in 2006. This increase was due primarily to a 153 basis point increase in the yield on earning assets coupled with a 155 basis point increase in the cost of interest bearing liabilities.

Net interest margin, the ratio of net interest income to average earning assets, increased from 3.25% in 2004 to 3.66% in 2005. This increase was due primarily to a 132 basis point increase in the yield on earning assets coupled with a 115 basis point increase in the cost of interest bearing liabilities.

Consolidated Daily Average Balances, Average Yields and Rates

	Year Ended December 31
	2006			2005			2004
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(in thousands)	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Assets
Securities — Taxable	$525,422	$24,572	4.68%	$663,723	$28,972	4.37%	$758,975	$31,343	4.13%
Securities — Non-taxable(2)	48,604	2,673	5.50%	48,685	2,677	5.50%	25,407	1,319	5.19%
Federal funds sold	1,295	65	5.02%	17,682	611	3.46%	5,265	65	1.23%
Deposits in other banks	1,174	56	4.77%	5,309	147	2.77%	931	13	1.40%
Loans held for sale	126,203	8,842	7.01%	67,438	4,113	6.10%	68,858	3,519	5.11%
Loans	2,408,427	202,250	8.40%	1,810,298	123,876	6.84%	1,385,848	72,031	5.20%
Less reserve for loan losses	19,656	—	—	18,872	—	—	18,311	—	—

Loans, net	2,514,974	211,092	8.39%	1,858,864	127,989	6.89%	1,436,395	75,550	5.26%

Total earning assets	3,091,469	238,458	7.71%	2,594,263	160,396	6.18%	2,226,973	108,290	4.86%
Cash and other assets	214,376			169,225			144,956

Total assets	$3,305,845			$2,763,488			$2,371,929

Liabilities and Stockholders’ equity

Transaction deposits	$106,602	$1,182	1.11%	$108,459	$1,080	1.00%	$96,911	$652	.67%
Savings deposits	755,817	32,218	4.26%	647,039	17,295	2.67%	558,479	7,690	1.38%
Time deposits	640,369	30,175	4.71%	545,603	19,014	3.48%	512,852	13,375	2.61%
Deposits in foreign branches	707,423	35,925	5.08%	360,142	12,639	3.51%	85,133	1,520	1.79%

Total interest bearing deposits	2,210,211	99,500	4.50%	1,661,243	50,028	3.01%	1,253,375	23,237	1.85%
Other borrowings	308,578	14,685	4.76%	447,623	13,443	3.00%	607,270	11,632	1.92%
Long-term debt	74,526	5,439	7.30%	26,694	1,858	6.96%	20,620	1,096	5.32%

Total interest bearing liabilities	2,593,315	119,624	4.61%	2,135,560	65,329	3.06%	1,881,265	35,965	1.91%
Demand deposits	462,279			410,213			298,430
Other liabilities	20,536			13,178			10,052
Stockholders’ equity	229,715			204,537			182,182

Total liabilities and stockholders’ equity	$3,305,845			$2,763,488			$2,371,929

Net interest income		$118,835			$95,067			$72,325
Net interest margin			3.84%			3.66%			3.25%
Net interest spread			3.10%			3.12%			2.95%

(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2) Taxable equivalent rates used where applicable.

Additional information from discontinued operations:

Loans held for sale from discontinued operations	$22,922			$29,557			$5,025
Borrowed funds	22,922			29,557			5,025
Net interest income		$5,939			$7,441			$2,879
Net interest margin — consolidated			4.01%			3.91%			3.37%

Non-interest Income

	Year Ended December 31
(in thousands)	2006	2005	2004

Service charges on deposit accounts	$3,306	$3,223	$3,370
Trust fee income	3,790	2,739	1,932
Cash processing fees	—	—	587
Bank Owned Life Insurance (BOLI) income	1,134	1,136	1,288
Brokered loan fees	2,029	1,759	996
Insurance commissions	4,158	1,047	444
Equipment rental income	3,908	236	86
Other(1)	2,517	2,415	1,494

Total non-interest income	$20,842	$12,555	$10,197

(1)	Other income includes such items as letter of credit fees, rental income, investment in subsidiary income, and other general operating income, none of which account for 1% or more of total interest income and non-interest income.

Non-interest income increased by $8.2 million, or 65.1%, during the year ended December 31, 2006 to $20.8 million, compared to $12.6 million during the same period in 2005. The increase was primarily due to an increase in equipment rental income, which increased $3.7 million to $3.9 million for the year ended December 31, 2006, compared to $236,000 for the same period in 2005 related to expansion of our operating lease portfolio. Also, insurance commission income increased $3.2 million to $4.2 million for the year ended December 31, 2006, compared to $1.0 million for the same period in 2005 due to increased focus on the insurance business. Trust income increased by $1.1 million to $3.8 million during the year ended December 31, 2006 compared to $2.7 million for the same period in 2005 due to continued growth in trust assets. Brokered loan fees increased $270,000 to $2.0 million for the year ended December 31, 2006, compared to $1.8 million for the same period in 2005.

Non-interest income increased by $2.4 million, or 23.5%, during the year ended December 31, 2005 to $12.6 million, compared to $10.2 million during the same period in 2004. The increase was primarily due to an increase in trust income, which increased by $807,000 to $2.7 million during the year ended December 31, 2005, compared to $1.9 million for the same period in 2004 due to continued growth in trust assets. Brokered loan fees increased $763,000 to $1.8 million for the year ended December 31, 2005, compared to $996,000 for the same period in 2004. Insurance commission income increased $603,000 to $1.0 million for the year ended December 2005, compared to $444,000 for the same period in 2004 due to increased focus on the insurance business. Offsetting these increases was a decrease in cash processing fees. Cash processing fees were $587,000 lower in 2005 compared to 2004. These fees were related to a special project that occurred in the first quarter of 2003 and 2004. Also, there was a decrease in BOLI income related to an annual adjustment in earning rates.

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

Non-interest Expense

	Year Ended December 31
(in thousands)	2006	2005	2004

Salaries and employee benefits	$53,130	$38,896	$29,270
Net occupancy expense	8,184	6,056	5,062
Leased equipment depreciation	3,097	194	39
Marketing	3,161	2,974	2,491
Legal and professional	6,576	5,166	3,141
Communications and data processing	3,192	2,900	3,158
Franchise taxes	281	273	246
Other(1)	12,873	9,667	6,974

Total non-interest expense	$90,494	$66,126	$50,381

(1)	Other expense includes such items as courier expenses, regulatory assessments, due from bank charges, and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the year ended December 31, 2006 increased $24.4 million compared to the same period of 2005. This increase is due primarily to a $14.2 million increase in salaries and employee benefits, of which $2.8 million relates to FAS 123R. The remaining increase in salaries and employee benefits resulted from an increase in commissions and incentives for insurance lines of business, the total number of employees related to the addition of the premium finance business and general business growth.

Occupancy expense increased by $2.1 million to $8.2 million during the year ended December 31, 2006 compared to the same period in 2005 and is related to our general business growth. Leased equipment depreciation increased $2.9 million to $3.1 million during the year ended December 31, 2006, from $194,000 in 2005 related to expansion of our operating lease portfolio.

Marketing expense for the year ended December 31, 2006, increased $187,000, or 6.3%, compared to 2005. Marketing expense for the year ended December 31, 2006 included $216,000 of direct marketing and promotions and $1.9 million in business development compared to direct marketing and promotions of $195,000 and business development of $1.5 million during 2005. Marketing expense for the year ended December 31, 2006 also included $1.1 million for the purchase of miles related to the American Airlines AAdvantage®program compared to $1.3 million during 2005. Marketing may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets.

Legal and professional expenses increased $1.4 million, or 26.9%, mainly related to growth and increased cost of compliance with laws and regulations. Communications and data processing expense for the year ended December 31, 2006 increased $292,000, or 10.1% as a result of growth and some improvements in technology.

Non-interest expense for the year ended December 31, 2005 increased $15.7 million, or 31.2%, compared to the same period of 2004. This increase is due primarily to a $9.6 million increase in salaries and employee benefits. The increase in salaries and employee benefits resulted from an increase in the total number of employees related to general business growth, additional staffing for the Houston office, addition of the premium finance business, increased focus on the insurance business and increased incentive compensation reflective of our performance.

Occupancy expense increased by $994,000 to $6.1 million during the year ended December 31, 2005 compared to the same period in 2004 and is related to our continued growth in our Houston office and the premium finance business.

Marketing expense for the year ended December 31, 2005 increased $483,000, or 19.4%, compared to 2004. Marketing expense for the year ended December 31, 2005 included $195,000 of direct marketing and promotions and $1.5 million in business development compared to direct marketing and promotions of

$117,000 and business development of $1.2 million during 2004. Marketing expense for the year ended December 31, 2005 also included $1.3 million for the purchase of miles related to the American Airlines Aadvantage® program compared to $1.2 million during 2004.

Legal and professional expenses increased $2.0 million, or 64.5%, mainly related to growth, creation of BankDirect Capital Finance (BDCF) and increased cost of compliance with laws and regulations. Communications and data processing expense for the year ended December 31, 2005 decreased $258,000, or 8.2%.

Consolidated Interim Financial Information (Unaudited)

	2006 Selected Quarterly Financial Data
(in thousands except per share data)	Fourth	Third	Second	First

Interest income	$66,576	$62,848	$57,434	$50,666
Interest expense	34,657	32,747	28,421	23,799

Net interest income	31,919	30,101	29,013	26,867
Provision for loan losses	1,000	750	2,250	—

Net interest income after provision for loan losses	30,919	29,351	26,763	26,867
Non-interest income	6,343	5,406	4,675	4,418
Non-interest expense	25,070	22,563	21,968	20,893

Income from continuing operations before income taxes	12,192	12,194	9,470	10,392
Income tax expense	4,134	4,157	3,230	3,543

Income from continuing operations	8,058	8,037	6,240	6,849
Income (loss) from discontinued operations (after-tax)	12	(167)	101	(206)

Net income	$8,070	$7,870	$6,341	$6,643

Basic earnings per share:
Income from continuing operations	$.31	$.31	$.24	$.27

Net income	$.31	$.30	$.24	$.26

Diluted earnings per share:
Income from continuing operations	$.31	$.30	$.24	$.26

Net income	$.31	$.30	$.24	$.25

Average shares:
Basic	26,047,000	25,998,000	25,907,000	25,825,000

Diluted	26,374,000	26,412,000	26,525,000	26,568,000

	2005 Selected Quarterly Financial Data
(in thousands except per share data)	Fourth	Third	Second	First

Interest income	$46,815	$42,806	$37,173	$32,665
Interest expense	20,494	17,933	14,517	12,385

Net interest income	26,321	24,873	22,656	20,280
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	26,321	24,873	22,656	20,280
Non-interest income	3,845	3,559	2,751	2,400
Non-interest expense	18,844	17,144	15,381	14,757

Income from continuing operations before income taxes	11,322	11,288	10,026	7,923
Income tax expense	3,833	3,843	3,414	2,693

Income from continuing operations	7,489	7,445	6,612	5,230
Income (loss) from discontinued operations (after-tax)	256	139	(25)	46

Net income	$7,745	$7,584	$6,587	$5,276

Basic earnings per share:
Income from continuing operations	$.29	$.29	$.26	$.20

Net income	$.30	$.30	$.26	$.21

Diluted earnings per share:
Income from continuing operations	$.28	$.28	$.25	$.20

Net income	$.29	$.28	$.25	$.20

Average shares:
Basic	25,726,000	25,650,000	25,578,000	25,522,000

Diluted	26,737,000	26,676,000	26,543,000	26,623,000

Analysis of Financial Condition

Loan Portfolio

Our loan portfolio has grown at an annual rate of 27%, 30% and 37% in 2004, 2005 and 2006, respectively, reflecting the build-up of our lending operations. Our business plan focuses primarily on lending to middle market businesses and high net worth individuals, and accordingly, commercial and real estate loans have comprised a majority of our loan portfolio since we commenced operations, comprising 72% of total loans at December 31, 2006. Construction loans have increased from 15% of the portfolio at December 31, 2002 to 18% of the portfolio at December 31, 2006. Consumer loans have decreased from 2% of the portfolio at December 31, 2002 to 1% of the portfolio at December 31, 2006. Loans held for sale, which relates to our mortgage warehouse operations and are principally mortgage loans being warehoused for sale (typically within 30 days), fluctuate based on the level of market demand in the product.

We originate substantially all of the loans held in our portfolio, except select loan participations and syndications, which are underwritten independently by us prior to purchase, and certain and USDA and SBA government guaranteed loans that we purchase on the secondary market.

The following summarizes our loan portfolios by major category as of the dates indicated:

	December 31
(in thousands)	2006	2005	2004	2003	2002

Commercial	$1,602,577	$1,182,734	$818,156	$608,542	$509,505
Construction	538,586	387,163	328,074	256,134	172,451
Real estate	530,377	478,634	397,029	339,069	282,703
Consumer	21,113	19,962	15,562	16,564	24,195
Equipment leases	45,280	16,337	9,556	13,152	17,546
Loans held for sale	215,858	72,383	91,585	77,978	116,106

Total	$2,953,791	$2,157,213	$1,659,962	$1,311,439	$1,122,506

We continue to lend primarily in Texas. As of December 31, 2006, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. Within the loan portfolio, loans to the services industry were $1.1 billion, or 36%, of total loans at December 31, 2006. Other notable concentrations include $370.8 million in personal/household loans (which includes loans to certain high net worth individuals for commercial purposes and mortgage loans held for sale, in addition to consumer loans), $456.3 million to the contracting — construction and real estate development industry, $274.2 million in petrochemical and mining loans and $340.4 million in investors and investment management company loans. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

Loan Maturity and Interest Rate Sensitivity on December 31, 2006

		Remaining Maturities of Selected Loans
(in thousands)	Total	Within 1 Year	1-5 Years	After 5 Years

Loan maturity:
Commercial	$1,602,577	$841,469	$688,650	$72,458
Construction	538,586	236,050	282,982	19,554

Total	$2,141,163	$1,077,519	$971,632	$92,012

Interest rate sensitivity for selected loans with:
Predetermined interest rates	$312,511	$191,327	$99,910	$21,274
Floating or adjustable interest rates	1,828,652	886,192	871,722	70,738

Total	$2,141,163	$1,077,519	$971,632	$92,012

Summary of Loan Loss Experience

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $4.0 million for the year ended December 31, 2006, no provision for 2005, and $1.7 million for 2004.

The reserve for loan losses is comprised of specific reserves for impaired loans and an estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We regularly evaluate our reserve for loan losses to maintain an adequate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of specific reserves include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All loan commitments rated substandard or worse and greater than $1,000,000 are specifically reviewed for impairment. For loans deemed to be impaired, a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans greater than $50,000. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate that portion of the required reserve assigned to unfunded loan commitments. Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.

The reserve allocation percentages assigned to each credit grade have been developed based on an analysis that focuses primarily on our historical loss rates, but does include some review of historical loss rates at selected peer banks, adjusted for certain qualitative factors. Qualitative adjustments for such things as general economic conditions, changes in credit policies and lending standards, and changes in the trend and severity of problem loans, can cause the estimation of future losses to differ from past experience. In addition, the reserve considers the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio. The portion of the allowance that is not derived by the allowance allocation percentages compensates for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We evaluate many factors and conditions in determining the unallocated portion of the allowance, including the economic and business conditions affecting key lending areas, credit quality trends and general growth in the portfolio. The Company’s allowance for loan and lease losses exceeds its cumulative historical net charge-off experience for the last five years. The allowance, which has declined as a percent of total loans, is considered adequate and appropriate, given management’s assessment of potential losses within the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in the Company’s market areas and other factors.

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

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $21.0 million at December 31, 2006, $18.9 million at December 31, 2005 and $18.7 million at December 31, 2004. The reserve percentage decreased to 0.77% at year-end 2006 from 0.91% and 1.20% of loans held for investment at December 31, 2005 and 2004, respectively, despite an overall increase in the total reserve. At December 31, 2006, we believe the reserve is sufficient to cover all reasonably expected losses in the portfolio and has been derived from consistent application of the methodology described above.

The table below presents a summary of our loan loss experience for the past five years.

Summary of Loan Loss Experience

	Year ended December 31
(in thousands, except percentage and multiple data)	2006		2005		2004		2003		2002

Beginning balance	$18,897		$18,698		$17,727		$14,538		$12,598
Loans charged-off:
Commercial	2,525		410		258		50		2,096
Real estate	—		28		—		402		—
Consumer	3		93		157		5		11
Equipment leases	76		66		939		618		1,740

Total	2,604		597		1,354		1,075		3,847
Recoveries:
Commercial	462		569		148		78		42
Consumer	1		2		—		—		—
Equipment leases	247		225		489		161		116

	710		796		637		239		158
Net charge-offs (recoveries)	1,894		(199)		717		836		3,689
Provision for loan losses	4,000		—		1,688		4,025		5,629

Ending balance	$21,003		$18,897		$18,698		$17,727		$14,538

Reserve to loans held for investment(2)	.77%		.91%		1.20%		1.44%		1.45%
Net charge-offs (recoveries) to average loans(2)	.08%		(.01)%		.05%		.08%		.40%
Provision for loan losses to average loans(2)	.17%		.00%		.12%		.37%		.61%
Recoveries to gross charge-offs	27.27%		133.33%		47.05%		22.23%		4.11%
Reserve as a multiple of net charge-offs	11.1	x	N/M		26.1	x	21.2	x	3.9x
Non-performing and renegotiated loans:
Non-accrual(1)	$9,088		$5,657		$5,850		$10,217		$2,776
Loans past due (90 days)(3)	2,142		2,795		209		7		135

Total	$11,230		$8,452		$6,059		$10,224		$2,911

Other real estate owned	$882		$158		$180		$64		$181
Reserve to non-performing loans	1.9	x	2.2	x	3.1	x	1.7	x	5.0	x

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $518,000, $121,000 and $168,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

(2)	Excludes loans held for sale.

(3)	At December 31, 2006, loans past due 90 days and still accruing include premium finance loans of $1.5 million (69% of total). These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date. The total also includes $571,000 of loans fully guaranteed by the U.S. Department of Agriculture.

Loan Loss Reserve Allocation

	December 31
(in thousands, except	2006		2005		2004		2003		2002
percentage data)	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans

Loan category:
Commercial	$9,932	54%	$9,996	53%	$6,829	48%	$6,376	46%	$4,818	45%
Construction	4,081	18	2,346	18	2,701	19	2,608	20	2,008	15
Real estate(1)	2,910	25	3,095	27	2,136	31	2,113	32	3,193	36
Consumer	589	1	115	1	371	1	93	1	114	2
Equipment leases	482	2	395	1	457	1	932	1	706	2
Unallocated	3,009	—	2,950	—	6,204	—	5,605	—	3,699	—

Total	$21,003	100%	$18,897	100%	$18,698	100%	$17,727	100%	$14,538	100%

(1)	Includes loans held for sale.

Non-performing Assets

Non-performing assets include non-accrual loans and equipment leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. The table below summarizes our non-accrual loans by type:

	Year Ended December 31
(in thousands)	2006	2005	2004

Non-accrual loans:(1)
Commercial	$5,587	$4,931	$687
Construction	—	61	4,371
Real estate	3,417	464	403
Consumer	63	51	126
Equipment leases	21	150	263

Total non-accrual loans	$9,088	$5,657	$5,850

Reserves on non-accrual loans	$2,082	$1,116	$1,278
Loans past due (90 days)(2)	$2,142	$2,795	$209
Other repossessed assets:
Other real estate owned	882	—	—
Other repossessed assets	135	158	180

Total other repossessed assets	1,017	158	180

Total non-performing assets	$12,247	$8,610	$6,239

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $518,000, $121,000 and $168,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

(2)	At December 31, 2006, loans past due 90 days and still accruing includes premium finance loans of $1.5 million (69% of total). These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date. The total also includes $571,000 of loans fully guaranteed by the U.S. Department of Agriculture.

We did not recognize any interest income on impaired loans during 2006 and 2005, compared to $232,000 in 2004. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2006, 2005 and 2004 totaled $518,000, $121,000 and $168,000, respectively.

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of December 31, 2006, approximately $50,000 of our non-accrual loans were earning on a cash basis.

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

During the year ended December 31, 2006, we maintained an average securities portfolio of $574.0 million compared to an average portfolio of $712.4 million for the same period in 2005. The December 31, 2006 portfolio was primarily comprised of mortgage-backed securities. The mortgage-backed securities in our portfolio at December 31, 2006 primarily consisted of government agency mortgage-backed securities.

Our unrealized gain on the securities portfolio value increased from a loss of $12.5 million, which represented 1.94% of the amortized cost, at December 31, 2005, to a loss of $8.0 million, which represented 1.49% of the amortized cost, at December 31, 2006. The Company does not believe these unrealized losses are “other than temporary” as (1) the Company has the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value; (2) it is not probable that the Company will be unable to collect the amounts contractually due; and (3) no decision to dispose of the investments were made prior to the balance sheet date. The unrealized losses noted are interest rate related due to rising rates at December 31, 2006 in relation to previous rates in 2005. The Company has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

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

The average expected life of the mortgage-backed securities was 3.3 years at December 31, 2006 and 3.7 years at December 31, 2005. The effect of possible changes in interest rates on our earnings and equity is discussed under “Interest Rate Risk Management.”

The following presents the amortized cost and fair values of the securities portfolio at December 31, 2006, 2005 and 2004.

	At December 31
	2006		2005		2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value	Cost	Value

Available-for-sale:
U.S. Treasuries	$4,572	$4,565	$2,589	$2,587	$1,896	$1,895
Mortgage-backed securities	435,918	428,501	533,374	522,499	690,775	694,543
Corporate securities	35,581	35,155	45,896	45,207	46,272	46,630
Municipals	48,560	48,484	48,642	47,846	48,721	48,644
Equity securities(1)	15,468	15,348	12,449	12,343	12,891	12,832

Total available-for-sale securities	$540,099	$532,053	$642,950	$630,482	$800,555	$804,544

(1)	Equity securities consist of Federal Reserve Bank stock, Federal Home Loan Bank stock, and Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity:

	At December 31, 2006
		After One	After Five
	Less Than	Through	Through	After Ten
(in thousands, except percentage data)	One Year	Five Years	Ten Years	Years	Total

Available-for-sale:
U.S. Treasuries:
Amortized cost	$4,572	$—	$—	$—	$4,572
Estimated fair value	$4,565	$—	$—	$—	$4,565
Weighted average yield	4.900%	—	—	—	4.900%
Mortgage-backed securities:(1)
Amortized cost	—	90,866	73,820	271,232	435,918
Estimated fair value	—	89,016	72,766	266,719	428,501
Weighted average yield	—	4.303%	4.675%	4.723%	4.627%
Corporate securities:
Amortized cost	10,433	20,148	5,000	—	35,581
Estimated fair value	10,266	19,827	5,062	—	35,155
Weighted average yield	3.747%	3.950%	7.375%	—	4.374%
Municipals:(2)
Amortized cost	—	10,602	28,955	9,003	48,560
Estimated fair value	—	10,463	28,952	9,069	48,484
Weighted average yield	—	6.637%	8.175%	8.866%	7.969%
Equity securities:
Amortized cost	15,468	—	—	—	15,468
Estimated fair value	15,348	—	—	—	15,348

Total available-for-sale securities:
Amortized cost					$540,099

Estimated fair value					$532,053

(1)	Actual maturities may differ significantly from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The average expected life of the mortgage-backed securities was 3.3 years at December 31, 2006.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

The following table discloses, as of December 31, 2006 and 2005, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

December 31, 2006
U.S. Treasuries	$4,565	$(7)	$—	$—	$4,565	$(7)
Mortgage-backed securities	689	(1)	361,191	(8,171)	361,880	(8,172)
Corporate securities	—	—	30,093	(488)	30,093	(488)
Municipals	1,746	(5)	25,004	(255)	26,750	(260)
Equity securities	—	—	3,386	(120)	3,386	(120)

	$7,000	$(13)	$419,674	$(9,034)	$426,674	$(9,047)

December 31, 2005
U.S. Treasuries	$2,587	$(2)	$—	$—	$2,587	$(2)
Mortgage-backed securities	280,855	(5,914)	157,199	(5,888)	438,054	(11,802)
Corporate securities	30,025	(671)	10,073	(128)	40,098	(799)
Municipals	35,525	(562)	8,959	(256)	44,484	(818)
Equity securities	999	(7)	1,401	(99)	2,400	(106)

	$349,991	$(7,156)	$177,632	$(6,371)	$527,623	$(13,527)

We believe the investment securities in the table above are within ranges customary for the banking industry. At December 31, 2006, the number of investment positions in this unrealized loss position totals 115. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value; (2) it is not probable that we will be unable to collect the amounts contractually due; and (3) no decision to dispose of the investments were made prior to the balance sheet date. The unrealized losses noted are interest rate related due to rising rates in 2006 in relation to previous rates in 2005. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

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

Average deposits for the year ended December 31, 2006 increased $601.0 million compared to the same period of 2005. Average demand deposits, savings, and time deposits increased by $52.1 million, $108.8 million, and $442.0 million, respectively, while average interest bearing transaction accounts decreased $1.9 million during the year ended December 31, 2006 as compared to the same period of 2005. The average cost of deposits increased in 2006 mainly due to higher market interest rates.

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

Deposit Analysis

	Average Balances
(in thousands)	2006	2005	2004

Non-interest bearing	$462,279	$410,213	$298,430
Interest bearing transaction	106,602	108,459	96,911
Savings	755,817	647,039	558,479
Time deposits	640,369	545,603	512,852
Deposits in foreign branches	707,423	360,142	85,133

Total average deposits	$2,672,490	$2,071,456	$1,551,805

As with our loan portfolio, most of our deposits are from businesses and individuals in Texas, particularly the Dallas metropolitan area. As of December 31, 2006, approximately 73% of our deposits originated out of our Dallas metropolitan banking centers. Uninsured deposits at December 31, 2006 were 54% of total deposits, compared to 56% of total deposits at December 31, 2005 and 62% of total deposits at December 31, 2004. The presentation for 2006, 2005 and 2004 does reflect combined ownership, but does not reflect all of the account styling that would determine insurance based on FDIC regulations.

At December 31, 2006, approximately 4% of our total deposits were comprised of a number of short-term maturity deposits from a single municipal entity. We use these funds to increase our net interest income from excess securities that we pledge as collateral for these deposits.

At December 31, 2006, we had $880.4 million in interest bearing time deposits of $100,000 or more in foreign branches related to our Cayman Islands branch.

Maturity of Domestic CDs and Other Time Deposits in Amounts of $100,000 or More

	December 31
(in thousands)	2006	2005	2004

Months to maturity:
3 or less	$234,898	$298,134	$174,392
Over 3 through 6	48,307	24,224	33,229
Over 6 through 12	169,513	89,481	56,943
Over 12	82,484	96,341	137,325

Total	$535,202	$508,180	$401,889

Liquidity and Capital Resources

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (BSMC), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the years ended December 31, 2005 and 2006, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank) and Federal Home Loan Bank (FHLB) borrowings.

Since early 2001, our liquidity needs have primarily been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding as possible from deposits of these core customers, which as of December 31, 2006, comprised $3,063.4 million, or 99.8%, of total deposits, compared to $2,388.7 million, or 95.7%, of total deposits, at December 31, 2005. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect.

In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. As of December 31, 2006, brokered retail CDs comprised $5.9 million, or 0.2%, of total deposits. Our dependence on retail brokered CDs is limited by our internal funding guidelines, which as of December 31, 2006, limited borrowing from these sources to 15% of total deposits.

Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), securities sold under repurchase agreements, treasury, tax and loan notes, and advances from the FHLB. As of December 31, 2006, our borrowings consisted of a total of $29.4 million of securities sold under repurchase agreements, $166.0 million of downstream federal funds purchased, $14.0 million from customer repurchase agreements and $2.2 million of treasury, tax and loan notes. Credit availability from the FHLB is based on our bank’s financial and operating condition and borrowing collateral we hold with the FHLB. At December 31, 2006, we had no borrowings from the FHLB. FHLB borrowings are collateralized by eligible securities and loans. Our unused FHLB borrowing capacity at December 31, 2006 was approximately $781.0 million, of which $546.0 million relates to loans and $235.0 million relates to securities. As of December 31, 2006, we had unused upstream federal fund lines available from commercial banks of approximately $379.5 million. During the year ended December 31, 2006, our average borrowings from these sources were $308.6 million, of which $100.3 million related to securities sold under repurchase agreements. The maximum amount of borrowed funds outstanding at any month-end during the year ended December 31, 2006 was $442.0 million, of which $103.6 million related to securities sold under repurchase agreements.

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

On April 28, 2006, Texas Capital Statutory Trust IV issued $25,774,000 of its Floating Rate Capital Securities (the “2006-1 Trust Preferred Securities”) in a private offering. Proceeds of the 2006-1 Trust Preferred Securities were invested in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “2006-1 Subordinated Debentures”) of the Company due 2036. After deducting underwriter’s compensation and other expenses of the offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on the 2006-1 Subordinated Debentures are deductible for federal income tax purposes.

Interest rate on the 2006-1 Subordinated Debentures is a floating rate that resets quarterly to 1.60% above the three-month LIBOR rate. Interest payments on the 2006-1 Subordinated Debentures are deductible for federal income tax purposes. The payment by us of the principal and interest on the 2006-1 Subordinated Debentures is subordinated and junior in light of payment to the prior payment in full of all of our senior indebtedness, whether outstanding at this time or incurred in the future.

The 2006-1 Trust Preferred Securities and the 2006-1 Subordinated Debentures each mature in June 2036; however, the 2006-1 Trust Preferred Securities and the 2006-1 Subordinated Debentures may be redeemed at the option of the Company on fixed quarterly dates beginning on June 15, 2011.

On September 29, 2006, Texas Capital Statutory Trust V issued $41,238,000 of its Floating Rate Capital Securities (the “2006-2 Trust Preferred Securities”) in a private offering. Proceeds of the 2006-2 Trust Preferred Securities were invested in Floating Rate Junior Subordinated Deferrable Interest Debentures (the “2006-2 Subordinated Debentures”) of the Company due 2036. After deducting underwriter’s compensation and other expenses of the offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on the 2006-2 Subordinated Debentures are deductible for federal income tax purposes.

Interest rate on the 2006-2 Subordinated Debentures is a floating rate that resets quarterly to 1.71% above the three-month LIBOR rate. Interest payments on the 2006-2 Subordinated Debentures are deductible for federal income tax purposes. The payment by us of the principal and interest on the 2006-2 Subordinated Debentures is subordinated and junior in light of payment to the prior payment in full of all of our senior indebtedness, whether outstanding at this time or incurred in the future.

The 2006-2 Trust Preferred Securities and the 2006-2 Subordinated Debentures each mature in September 2036; however, the 2006-2 Trust Preferred Securities and the 2006-2 Subordinated Debentures may be redeemed at the option of the Company on fixed quarterly dates beginning on December 31, 2011.

Our equity capital averaged $229.7 million for the year ended December 31, 2006 as compared to $204.5 million in 2005 and $182.2 million in 2004. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the future.

Our actual and minimum required capital amounts and actual ratios are as follows:

	Regulatory Capital Adequacy
	December 31, 2006		December 31, 2005
(in thousands, except percentage data)	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets):
Company
Actual	$375,096	11.16%	$275,695	10.83%
Minimum required	268,786	8.00%	203,701	8.00%
Excess above minimum	106,310	3.16%	71,994	2.83%
Bank
Actual	339,336	10.10%	258,327	10.15%
To be well-capitalized	335,847	10.00%	254,431	10.00%
Minimum required	268,678	8.00%	203,544	8.00%
Excess above well-capitalized	3,489	0.10%	3,896	0.15%
Excess above minimum	70,658	2.10%	54,783	2.15%
Tier 1 capital (to risk-weighted assets):
Company
Actual	$325,093	9.68%	$256,798	10.09%
Minimum required	134,393	4.00%	101,851	4.00%
Excess above minimum	190,700	5.68%	154,947	6.09%

	Regulatory Capital Adequacy
	December 31, 2006		December 31, 2005
(in thousands, except percentage data)	Amount	Ratio	Amount	Ratio

Bank
Actual	$318,333	9.48%	$239,430	9.41%
To be well-capitalized	201,508	6.00%	152,658	6.00%
Minimum required	134,339	4.00%	101,772	4.00%
Excess above well-capitalized	116,825	3.48%	86,772	3.41%
Excess above minimum	183,994	5.48%	137,658	5.41%
Tier 1 capital (to average assets):
Company
Actual	$325,093	9.18%	$256,798	8.68%
Minimum required	141,595	4.00%	118,296	4.00%
Excess above minimum	183,498	5.18%	138,502	4.68%
Bank
Actual	$318,333	9.00%	$239,430	8.10%
To be well-capitalized	176,926	5.00%	147,775	5.00%
Minimum required	141,541	4.00%	118,220	4.00%
Excess above well-capitalized	141,407	4.00%	91,655	3.10%
Excess above minimum	176,792	5.00%	121,210	4.10%

The following table presents, as of December 31, 2006, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note	Within One	After One But	After Three But	After
(in thousands)	Reference	Year	Within Three Years	Within Five Years	Five Years	Total

Deposits without a stated maturity(a)	6	$1,556,548	$—	$—	$—	$1,556,548
Time deposits(a)	6	1,384,829	105,363	22,529	61	1,512,782
Federal funds purchased	7	165,955	—	—	—	165,955
Securities sold under repurchase agreements(a)	7	29,400	—	—	—	29,400
Customer repurchase agreements(a)	7	13,959	—	—	—	13,959
Treasury, tax and loan notes(a)	7	2,245	—	—	—	2,245
Operating lease obligations	16	5,747	13,664	9,450	35,951	64,812
Long-term debt(a)	7, 8	—	—	—	113,406	113,406

Total contractual obligations		$3,158,683	$119,027	$31,979	$149,418	$3,459,107

(a)	Excludes interest.

Off-Balance Sheet Arrangements

The contractual amount of our financial instruments with off-balance sheet risk expiring by period at December 31, 2006 is presented below:

		After One	After Three
	Within One	But Within	But Within	After Five
(in thousands)	Year	Three Years	Five Years	Years	Total

Commitments to extend credit	$553,293	$427,179	$77,810	$12,591	$1,070,873
Standby and commercial letters of credit	45,868	12,105	230	—	58,203

Total financial instruments with off-balance sheet risk	$599,161	$439,284	$78,040	$12,591	$1,129,076

Due to the nature of our unfunded loan commitments, including unfunded lines of credit, the amounts presented in the table above do not necessarily represent amounts that we anticipate funding in the periods presented above.

Critical Accounting Policies

SEC guidance requires disclosure of “critical accounting policies.” The SEC defines “critical accounting policies” as those that are most important to the presentation of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

New Accounting Standards

See Note 19 — New Accounting Standards in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

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

Interest Rate Risk Management

Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of December 31, 2006, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Interest Rate Sensitivity Gap Analysis
December 31, 2006

	0-3 Mo	4-12 Mo	1-3 Yr	3+ Yr	Total
(in thousands)	Balance	Balance	Balance	Balance	Balance

Securities(1)	$23,406	$74,188	$155,659	$278,800	$532,053
Total variable loans	2,402,768	17,226	639	1,152	2,421,785
Total fixed loans	168,084	100,705	154,023	109,194	532,006

Total loans(2)	2,570,852	117,931	154,662	110,346	2,953,791

Total interest sensitive assets	$2,594,258	$192,119	$310,321	$389,146	$3,485,844

Liabilities:
Interest bearing customer deposits	$1,927,062	$—	$—	$—	$1,927,062
CDs & IRAs	257,214	242,326	100,298	22,590	622,428
Wholesale deposits	100	745	5,065	—	5,910

Total interest-bearing deposits	2,184,376	243,071	105,363	22,590	2,555,400
Repo, FF, FHLB borrowings	182,159	29,400	—	—	211,559
Trust preferred	—	—	—	113,406	113,406

Total borrowing	182,159	29,400	—	113,406	324,965

Total interest sensitive liabilities	$2,366,535	$272,471	$105,363	$135,996	$2,880,365

GAP	$227,723	$(80,352)	$204,958	$253,150	$—
Cumulative GAP	227,723	147,371	352,329	605,479	605,479
Demand deposits					$513,930
Stockholders’ equity					250,668

Total					$764,598

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.

The table above sets forth the balances as of December 31, 2006 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.

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
	200 bp Increase	200 bp Decrease	200 bp Increase	200 bp Decrease
(in thousands)	December 31, 2006	December 31, 2006	December 31, 2005	December 31, 2005

Change in net interest income	$7,546	$(7,767)	$6,794	$(6,700)

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Texas Capital Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Texas Capital Bancshares, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Capital Bancshares, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, effective January 1, 2006, Texas Capital Bancshares, Inc. adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, to account for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007, expressed an unqualified opinion thereon.

Dallas, Texas
February 27, 2007

Texas Capital Bancshares, Inc.

Consolidated Balance Sheets

	December 31
(in thousands except share data)	2006	2005

ASSETS
Cash and due from banks	$93,716	$137,840
Securities, available-for-sale	532,053	630,482
Loans held for sale	215,858	72,383
Loans held for sale from discontinued operations	—	38,795
Loans held for investment, net	2,701,094	2,057,064
Premises and equipment, net	33,818	21,632
Accrued interest receivable and other assets	85,821	71,395
Goodwill and other intangible assets, net	12,989	12,634

Total assets	$3,675,349	$3,042,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$513,930	$512,294
Interest bearing	1,670,956	1,436,111
Interest bearing in foreign branches	884,444	546,774

	3,069,330	2,495,179
Accrued interest payable	5,781	4,778
Other liabilities	21,758	14,630
Federal funds purchased	165,955	103,497
Repurchase agreements	43,359	108,357
Other borrowings	2,245	53,867
Long-term debt	113,406	46,394

Total liabilities	3,421,834	2,826,702
Stockholders’ equity:
Common stock, $.01 par value:
Authorized shares — 100,000,000 Issued shares — 26,065,124 and 25,771,718 at December 31, 2006 and 2005, respectively	261	258
Additional paid-in capital	182,321	176,131
Retained earnings	76,163	47,239
Treasury stock (shares at cost: 84,274 at December 31, 2006 and 2005)	(573)	(573)
Deferred compensation	573	573
Accumulated other comprehensive loss	(5,230)	(8,105)

Total stockholders’ equity	253,515	215,523

Total liabilities and stockholders’ equity	$3,675,349	$3,042,225

See accompanying notes.

Texas Capital Bancshares, Inc.

Consolidated Statements of Operations

	Year Ended December 31
(in thousands except share data)	2006	2005	2004

Interest income:
Interest and fees on loans	$211,092	$127,989	$75,550
Securities	26,311	30,712	32,200
Federal funds sold	65	611	65
Deposits in other banks	56	147	13

Total interest income	237,524	159,459	107,828
Interest expense:
Deposits	99,500	50,028	23,237
Federal funds purchased	8,198	3,588	1,620
Repurchase agreements	4,016	8,978	9,538
Other borrowings	2,471	877	474
Long-term debt	5,439	1,858	1,096

Total interest expense	119,624	65,329	35,965

Net interest income	117,900	94,130	71,863
Provision for loan losses	4,000	—	1,688

Net interest income after provision for loan losses	113,900	94,130	70,175
Non-interest income:
Service charges on deposit accounts	3,306	3,223	3,370
Trust fee income	3,790	2,739	1,932
Cash processing fees	—	—	587
Bank owned life insurance (BOLI) income	1,134	1,136	1,288
Brokered loan fees	2,029	1,759	996
Insurance commissions	4,158	1,047	444
Equipment rental income	3,908	236	86
Other	2,517	2,415	1,494

Total non-interest income	20,842	12,555	10,197
Non-interest expense:
Salaries and employee benefits	53,130	38,896	29,270
Net occupancy expense	8,184	6,056	5,062
Leased equipment depreciation	3,097	194	39
Marketing	3,161	2,974	2,491
Legal and professional	6,576	5,166	3,141
Communications and data processing	3,192	2,900	3,158
Franchise taxes	281	273	246
Other	12,873	9,667	6,974

Total non-interest expense	90,494	66,126	50,381

Income from continuing operations before income taxes	44,248	40,559	29,991
Income tax expense	15,064	13,783	10,006

Income from continuing operations	29,184	26,776	19,985
Income (loss) from discontinued operations (after-tax)	(260)	416	(425)

Net income	$28,924	$27,192	$19,560

Basic earnings per share:
Income from continuing operations	$1.12	$1.05	$.79

Net income	$1.11	$1.06	$.77

Diluted earnings per share:
Income from continuing operations	$1.10	$1.00	$.76

Net income	$1.09	$1.02	$.75

See accompanying notes.

Texas Capital Bancshares, Inc.

Consolidated Statements of Stockholders’ Equity

			Series A-1							Accumulated
			Non-Voting		Additional					Other
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		Deferred	Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	Income (Loss)	Total

Balance at December 31, 2003	24,715,607	$247	293,918	$3	$167,751	$487	(84,274)	$(573)	$573	$3,268	$171,756
Comprehensive income:
Net income	—	—	—	—	—	19,560	—	—	—	—	19,560
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $1,760, net of reclassification amount of $363	—	—	—	—	—	—	—	—	—	(675)	(675)

Total comprehensive income											18,885
Tax benefit related to exercise of stock options	—	—	—	—	1,411	—	—	—	—	—	1,411
Sale of common stock	452,077	5	—	—	3,218	—	—	—	—	—	3,223
Transfers	293,918	3	(293,918)	(3)	—	—	—	—	—	—	—

Balance at December 31, 2004	25,461,602	255	—	—	172,380	20,047	(84,274)	(573)	573	2,593	195,275
Comprehensive income:
Net income	—	—	—	—	—	27,192	—	—	—	—	27,192
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $5,759	—	—	—	—	—	—	—	—	—	(10,698)	(10,698)

Total comprehensive income											16,494
Tax benefit related to exercise of stock options	—	—	—	—	1,424	—	—	—	—	—	1,424
Sale of common stock	310,116	3	—	—	2,327	—	—	—	—	—	2,330

Balance at December 31, 2005	25,771,718	258	—	—	176,131	47,239	(84,274)	(573)	573	(8,105)	215,523
Comprehensive income:
Net income	—	—	—	—	—	28,924	—	—	—	—	28,924
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $1,547	—	—	—	—	—	—	—	—	—	2,875	2,875

Total comprehensive income											31,799
Tax benefit related to exercise of stock options	—	—	—	—	1,431	—	—	—	—	—	1,431
Stock-based compensation expense recognized in earnings	—	—	—	—	2,847	—	—	—	—	—	2,847
Sale of common stock	293,406	3	—	—	1,912	—	—	—	—	—	1,915

Balance at December 31, 2006	26,065,124	$261	—	$—	$182,321	$76,163	(84,274)	$(573)	$573	$(5,230)	$253,515

See accompanying notes.

Texas Capital Bancshares, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31
(in thousands)	2006	2005	2004

Operating activities
Net income	$28,924	$27,192	$19,560
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	4,000	—	1,688
Deferred tax benefit	(1,433)	(302)	(300)
Depreciation and amortization	5,842	1,851	1,487
Amortization and accretion on securities	961	2,340	4,393
Bank owned life insurance (BOLI) income	(1,134)	(1,136)	(1,251)
Stock-based compensation expense	2,847	—	—
Tax benefit from stock option exercises	1,431	1,424	1,411
Excess tax benefits from stock-based compensation arrangements	(4,090)	—	—
Originations of loans held for sale	(3,114,210)	(1,480,531)	(1,498,132)
Proceeds from sales of loans held for sale	2,987,579	1,486,078	1,438,085
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(11,725)	(12,670)	(5,737)
Accrued interest payable and other liabilities	6,583	14,778	1,039

Net cash provided by (used in) operating activities of continuing operations	(94,425)	39,024	(37,757)
Net cash provided by operating activities of discontinued operations	15,023	2,946	21,578

Net cash provided by (used in) operating activities	(79,402)	41,970	(16,179)
Investing activities
Purchases of available-for-sale securities	(16,946)	(17,437)	(239,067)
Maturities and calls of available-for-sale securities	22,071	17,252	14,002
Principal payments received on securities	96,766	155,449	190,427
Net increase in loans	(639,395)	(526,205)	(336,462)
Purchase of premises and equipment, net	(19,212)	(3,571)	(985)
Cash paid for acquisition	—	(11,307)	—

Net cash used in investing activities of continuing operations	(556,716)	(385,819)	(372,085)
Net cash used in investing activities of discontinued operations	—	(153)	(114)

Net cash used in investing activities	(556,716)	(385,972)	(372,199)
Financing activities
Net increase in checking, money market and savings accounts	204,352	245,178	269,325
Net increase in certificates of deposit	369,799	460,114	75,532
Sale of common stock	1,915	2,330	3,223
Issuance of long-term debt	66,000	25,000	—
Net other borrowings	(116,620)	(319,289)	14,720
Excess tax benefits from stock-based compensation arrangements	4,090	—	—
Net federal funds purchased	62,458	(9,981)	34,517

Net cash provided by financing activities of continuing operations	591,994	403,352	397,317
Net cash provided by financing activities of discontinued operations	—	—	—

Net cash provided by financing activities	591,994	403,352	397,317
Net increase (decrease) in cash and cash equivalents	(44,124)	59,350	8,939
Cash and cash equivalents, beginning of year	137,840	78,490	69,551

Cash and cash equivalents, end of year	$93,716	$137,840	$78,490

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$119,564	$64,857	$36,093
Cash paid during the year for income taxes	14,912	12,999	10,250
Non-cash transactions:
Transfers from loans/leases to other repossessed assets	955	68	418
Transfers from loans/leases to premises and equipment	1,703	126	302

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

All business is conducted through the Bank and its subsidiaries. The Bank currently provides commercial banking services to its customers in Texas. The Bank concentrates on middle market commercial and high net worth customers.

Certain reclassifications have been made to the 2005 and 2004 consolidated financial statements to conform to the 2006 presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

All securities are available-for-sale as of December 31, 2006.

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

Other Real Estate Owned

Other real estate owned, which is included in other assets on the balance sheet, consists of real estate that has been foreclosed. Real estate that has been foreclosed is recorded at the lower of fair value less selling costs or the book value of the loan or lease prior to foreclosure. Writedowns are provided for subsequent declines in value and are recorded in other non-interest expense.

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

Goodwill and Other Intangible Assets

Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Company’s intangible assets relate primarily to customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. See Note 4 — Goodwill and Intangible Assets.

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

Stock-based Compensation

On January 1, 2006, the Company changed its accounting policy related to stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment (Revised 2004) (“SFAS 123R”). Prior to adoption, the Company accounted for stock plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based compensation was reflected in net income, as all option grants had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation expense in the statement of operations based on their fair values on the measurement date, which is the date of the grant. The Company transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation expense for the portion of awards for which the requisite period has not been rendered (generally referring to nonvested awards) that are outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered during and after the period of adoption of SFAS 123R. The compensation expense for the earlier awards is based on the same method and on the same grant date fair values previously determined for the pro forma disclosures required for all companies that did not previously adopt the fair value accounting method for stock-based compensation.

SFAS 123R requires pro forma disclosures of net income and earnings per share for all periods prior to the adoption of the fair value accounting method for stock-based compensation. The pro forma disclosures presented in Note 10 — Employee Benefits use the fair value method of SFAS 123 to measure compensation expense for stock-based compensation for years prior to 2006.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding during the period excluding non-vested stock. Diluted earnings per common share include the dilutive effect of stock options and non-vested stock awards granted using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 14 — Earnings Per Share.

Fair Values of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments do not include the value of anticipated future business or the value of assets and liabilities not considered financial instruments.

2.	Securities

The following is a summary of securities:

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

Available-for-Sale Securities:
U.S. Treasuries	$4,572	$—	$(7)	$4,565
Mortgage-backed securities	435,918	755	(8,172)	428,501
Corporate securities	35,581	62	(488)	35,155
Municipals	48,560	184	(260)	48,484
Equity securities(1)	15,468	—	(120)	15,348

	$540,099	$1,001	$(9,047)	$532,053

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

Available-for-Sale Securities:
U.S. Treasuries	$2,589	$—	$(2)	$2,587
Mortgage-backed securities	533,374	927	(11,802)	522,499
Corporate securities	45,896	110	(799)	45,207
Municipals	48,642	22	(818)	47,846
Equity securities(1)	12,449	—	(106)	12,343

	$642,950	$1,059	$(13,527)	$630,482

(1)	Equity securities consist of Federal Reserve Bank stock, Federal Home Loan Bank stock, and Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity:

	At December 31, 2006
		After One	After Five
	Less Than	Through	Through	After Ten
(in thousands, except percentage data)	One Year	Five Years	Ten Years	Years	Total

Available-for-sale:
U.S. Treasuries:
Amortized cost	$4,572	$—	$—	$—	$4,572
Estimated fair value	$4,565	$—	$—	$—	$4,565
Weighted average yield	4.900%	—	—	—	4.900%
Mortgage-backed securities:(1)
Amortized cost	—	90,866	73,820	271,232	435,918
Estimated fair value	—	89,016	72,766	266,719	428,501
Weighted average yield	—	4.303%	4.675%	4.723%	4.627%
Corporate securities:
Amortized cost	10,433	20,148	5,000	—	35,581
Estimated fair value	10,266	19,827	5,062	—	35,155
Weighted average yield	3.747%	3.950%	7.375%	—	4.374%
Municipals:(2)
Amortized cost	—	10,602	28,955	9,003	48,560
Estimated fair value	—	10,463	28,952	9,069	48,484
Weighted average yield	—	6.637%	8.175%	8.866%	7.969%
Equity securities:
Amortized cost	15,468	—	—	—	15,468
Estimated fair value	15,348	—	—	—	15,348

Total available-for-sale securities:
Amortized cost					$540,099

Estimated fair value					$532,053

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

Securities with carrying values of approximately $249,160,000 and $327,091,000 were pledged to secure certain borrowings and deposits at December 31, 2006 and 2005, respectively. See Note 7 for discussion of securities securing borrowings. Of the pledged securities at December 31, 2006 and 2005, approximately $186,006,000 and $173,189,000, respectively, were pledged for certain deposits.

The following tables disclose, as of December 31, 2006 and 2005, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

December 31, 2006
U.S. Treasuries	$4,565	$(7)	$—	$—	$4,565	$(7)
Mortgage-backed securities	689	(1)	361,191	(8,171)	361,880	(8,172)
Corporate securities	—	—	30,093	(488)	30,093	(488)
Municipals	1,746	(5)	25,004	(255)	26,750	(260)
Equity securities	—	—	3,386	(120)	3,386	(120)

	$7,000	$(13)	$419,674	$(9,034)	$426,674	$(9,047)

December 31, 2005
U.S. Treasuries	$2,587	$(2)	$—	$—	$2,587	$(2)
Mortgage-backed securities	280,855	(5,914)	157,199	(5,888)	438,054	(11,802)
Corporate securities	30,025	(671)	10,073	(128)	40,098	(799)
Municipals	35,525	(562)	8,959	(256)	44,484	(818)
Equity securities	999	(7)	1,401	(99)	2,400	(106)

	$349,991	$(7,156)	$177,632	$(6,371)	$527,623	$(13,527)

The Company believes the investment securities in the table above are within ranges customary for the banking industry. At December 31, 2006, the number of investment positions in this unrealized loss position totals 115. The Company does not believe these unrealized losses are “other than temporary” as (1) the Company has the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value; (2) it is not probable that the Company will be unable to collect the amounts contractually due; and (3) no decision was made to dispose of the investments were made prior to the balance sheet date. The unrealized losses noted are interest rate related due to rising rates at December 31, 2006 in relation to previous rates in 2005. The Company has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

3.	Loans and Allowance for Loan Losses

Loans are summarized by category as follows (in thousands):

	December 31
	2006	2005

Commercial	$1,602,577	$1,182,734
Construction	538,586	387,163
Real estate	530,377	478,634
Consumer	21,113	19,962
Equipment leases	45,280	16,337
Loans held for sale	215,858	72,383

	2,953,791	2,157,213
Deferred income (net of direct origination costs)	(15,836)	(8,869)
Allowance for loan losses	(21,003)	(18,897)

Loans, net	$2,916,952	$2,129,447

The majority of the loan portfolio is comprised of loans to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. Within the loan portfolio, loans to the services industry were $1.1 billion, or 35.7% of total loans, at December 31, 2006. Other notable segments include personal/household (which includes loans to certain high net worth individuals for commercial purposes and mortgage loans held for sale, in addition to consumer loans) of $370.8 million, contracting — construction and real estate development industry loans of $456.3 million, petrochemical and mining of $274.2 million and $340.4 million in investors and investment management company loans at December 31, 2006. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

The changes in the allowance for loan losses are summarized as follows (in thousands):

	Year Ended December 31
	2006	2005	2004

Balance, beginning of year	$18,897	$18,698	$17,727
Provision for loan losses	4,000	—	1,688
Loans charged off	(2,604)	(597)	(1,354)
Recoveries	710	796	637

Balance, end of year	$21,003	$18,897	$18,698

Non-performing loans and leases and related reserves at December 2006, 2005 and 2004 are summarized as follows:

	Year Ended December 31
(in thousands)	2006	2005	2004

Non-accrual loans:(1)
Commercial	$5,587	$4,931	$687
Construction	—	61	4,371
Real estate	3,417	464	403
Consumer	63	51	126
Equipment leases	21	150	263

Total non-accrual loans	9,088	5,657	5,850
Loans past due (90 days)(2)	2,142	2,795	209
Other repossessed assets:
Other real estate owned	882	—	—
Other repossessed assets	135	158	180

Total other repossessed assets	1,017	158	180

Total non-performing assets	$12,247	$8,610	$6,239

Reserves on non-accrual loans	$2,082	$1,116	$1,278

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $518,000, $121,000 and $168,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

(2)	At December 31, 2006, loans past due 90 days and still accruing includes premium finance loans of $1.5 million (69% of total). These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date. The total also includes $571,000 of loans fully guaranteed by the U.S. Department of Agriculture.

We did not recognize any interest income on non-accrual loans during 2006 and 2005, compared to $232,000 in 2004. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2006, 2005 and 2004 totaled $518,000, $121,000 and $168,000, respectively. Average impaired loans outstanding during the years ended December 31, 2006, 2005 and 2004 totaled $6,082,000, $4,726,000 and $7,252,000, respectively.

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of December 31, 2006, approximately $50,000 of our non-accrual loans were earning on a cash basis.

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

During the normal course of business, the Company and subsidiary may enter into transactions with related parties, including their officers, employees, directors, significant stockholders and their related affiliates. It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. Loans to related parties, including officers and directors, were approximately $4,656,000 and $14,069,000 at December 31, 2006 and 2005, respectively. During the years ended December 31, 2006 and 2005, total advances were approximately $8,393,000 and $22,900,000 and total paydowns were $17,807,000 and $14,156,000, respectively.

4.	Goodwill and Other Intangible Assets

Goodwill totaled $9.8 million (net of $374,000 of accumulated amortization) at December 31, 2006 and $9.3 million (net of $374,000 of accumulated amortization) at December 31, 2005. During 2006, the Company recorded goodwill totaling $486,000 related to the purchase of insurance books of business. During 2005, the Company recorded $5.1 million of goodwill in connection with the purchase of a premium finance marketing company, with additional payment up to $4 million, over 3 years, which may increase this goodwill amount. Also during 2005, the Company recorded $2.7 million of goodwill in connection with the purchase of an insurance agency and insurance books of business.

During 2006, the Company recorded customer relationship intangibles totaling $506,000 in connection with the acquisitions of insurance books of business. During 2005, the Company recorded a customer base intangible totaling $1.6 million related to the July 2005 purchase of a portfolio and loan account services of a premium finance loan customer base. Also in 2005, the Company recorded customer relationship intangibles totaling $1.7 million related to the purchase of insurance customer relationships.

Goodwill and other intangible assets at December 31, 2006 and December 31, 2005 are summarized as follows (in thousands):

	Gross Goodwill
	and Intangible	Accumulated	Net Goodwill and
	Assets	Amortization	Intangible Assets

December 31, 2006
Goodwill	$10,202	$(374)	$9,828
Insurance customer relationships	2,489	(714)	1,775
Loan customer base	1,622	(236)	1,386

	$14,313	$(1,324)	$12,989

December 31, 2005
Goodwill	$9,716	$(374)	$9,342
Insurance customer relationships	1,983	(239)	1,744
Loan customer base	1,622	(74)	1,548

	$13,321	$(687)	$12,634

Other intangible assets are amortized over their estimated lives, which range from 2 to 10 years. Amortization expense related to intangible assets totaled $637,000 in 2006, $169,000 in 2005 and none in 2004. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2006 is as follows:

2007	$649
2008	414
2009	392
2010	390
2011	390
Thereafter	926

$3,161

5.	Premises and Equipment

Premises and equipment at December 31, 2006 and 2005 are summarized as follows:

	December 31
(in thousands)	2006	2005

Premises	$5,876	$6,049
Furniture and equipment	12,758	10,882
Rental equipment	30,241	15,304

	48,875	32,235
Accumulated depreciation	(15,057)	(10,603)

	$33,818	$21,632

Depreciation expense was approximately $5,206,000, $1,816,000 and $1,555,000 in 2006, 2005 and 2004, respectively.

6.	Deposits

The scheduled maturities of interest bearing time deposits are as follows at December 31, 2006 (in thousands):

2007	$1,384,830
2008	28,887
2009	76,476
2010	11,038
2011	11,490
2012 and after	61

$1,512,782

At December 31, 2006 and 2005, the Bank had approximately $38,000,000 and $50,000,000, respectively, in deposits from related parties, including directors, stockholders, and their related affiliates.

At December 31, 2006 and 2005, interest bearing time deposits, including deposits in foreign branches, of $100,000 or more were approximately $1,418,181,000 and $1,053,599,000, respectively.

7.	Borrowing Arrangements

Borrowings at December 31, 2006 consist of $29.4 million of securities sold under repurchase agreements with a weighted average rate of 3.41%, $14.0 million of customer repurchase agreements, and $2.2 million of treasury, tax and loan notes. Securities sold under repurchase are with one counterparty, Salomon Smith Barney and have a weighted average maturity of six months. At December 31, 2006, we had no borrowings from the FHLB. FHLB borrowings are collateralized by eligible securities and loans. Our unused FHLB borrowing capacity at December 31, 2006 was approximately $781.0 million, of which $546.0 million relates to loans and $235.0 million relates to securities. There were $63.2 million of securities pledged for customer repurchase agreements and securities sold under repurchase agreements and $9.5 million pledged for treasury, tax and loan notes. During the year ended December 31, 2006, our average borrowings from these sources were $308.6 million, of which $100.3 million related to securities sold under repurchase agreements. The maximum amount of borrowed funds outstanding at any month-end during the year ended December 31, 2006 was $442.0 million, of which $103.6 million related to securities sold under repurchase agreements.

The Bank had $166.0 million of downstream federal funds purchased outstanding with a rate of 5.275% at December 31, 2006. The Bank had unused upstream federal fund lines available from commercial banks at December 31, 2006 of approximately $379.5 million. Generally, these federal fund borrowings are overnight, but not to exceed seven days.

As of December 31, 2006, our borrowings were as follows (in thousands)

		After One	After Three
	Within	but Within	but Within	After Five
	One Year	Three Years	Five Years	Years	Total

Federal funds purchased(1)	$165,955	$—	$—	$—	$165,955
Securities sold under repurchase agreements(1)	29,400	—	—	—	29,400
Customer repurchase agreements(1)	13,959	—	—	—	13,959
Treasury, tax and loan notes(1)	2,245	—	—	—	2,245
Long-term debt(1)	—	—	—	113,406	113,406

Total borrowings	$211,559	$—	$—	$113,406	$324,965

(1)	Excludes interest.

Borrowings at December 31, 2005 consist of $99.7 million of securities sold under repurchase agreements with a weighted average rate of 3.20%, $8.7 million of customer repurchase agreements, and $3.9 million of treasury, tax and loan notes. Securities sold under repurchase are with two significant counterparties which are Salomon Smith Barney at $85.4 million and Credit Suisse First Boston at $14.3 million. The weighted average maturities of the Salomon and Credit Suisse repurchase agreements are nine months and two months, respectively. At December 31, 2005, $50.0 million of our borrowings consisted of borrowings from the FHLB. There were $153.9 million of securities pledged for customer repurchase agreements and securities sold under repurchase agreements and $4.4 million pledged for treasury, tax and loan notes. During the year ended December 31, 2005, our average borrowings from these sources were $477.2 million, of which $315.6 million related to securities sold under repurchase agreements. The maximum amount of borrowed funds outstanding at any month-end during the year ended December 31, 2005 was $610.3 million, of which $354.2 million related to securities sold under repurchase agreements.

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

On September 29, 2006, Texas Capital Statutory Trust V issued $41,238,000 of its Floating Rate Capital Securities (the 2006-2 Trust Preferred Securities) in a private offering. Proceeds of the 2006-2 Trust Preferred Securities were invested in Floating Rate Junior Subordinated Deferrable Interest Debentures (the 2006-2 Subordinated Debentures) of the Company. The interest rate on the 2006-2 Trust Preferred Subordinated Debentures is a floating rate that resets quarterly to 1.71% above the three-month LIBOR rate. After deducting underwriter’s compensation and other expenses of the offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on the 2006-2 Subordinated Debentures are deductible for federal income tax purposes.

The 2006-2 Trust Preferred Securities and the 2006-2 Subordinated Debentures each mature in September 2036; however, the 2006-2 Trust Preferred Securities and the 2006-2 Subordinated Debentures may be redeemed at the option of the Company on fixed quarterly dates beginning on December 31, 2011. The 2006-2 Trust Preferred and the 2006-2 Subordinated Debentures also may be redeemed prior to maturity if certain events occur. The 2006-2 Trust Preferred is subject to mandatory redemption, in whole or in part, upon repayment of the 2006-2 Subordinated Debentures at maturity or their earlier redemption. The

Company also has the right, if certain conditions are met, to defer payment of interest on the 2006-2 Subordinated Debentures, which would result in a deferral of dividend payments on the 2006-2 Trust Preferred, at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period. The payment by the Company of the principal and interest on the 2006-2 Subordinated Debentures is subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, whether outstanding at this time or incurred in the future.

The Company and Texas Capital Statutory Trust V believe that, taken together, the obligations of the Company under the Trust Preferred Guarantee Agreement, the Amended and Restated Trust Agreement, the Subordinated Debentures, the Indenture and the Agreement as to Expenses and Liabilities, entered into in connection with the offering of the 2006-2 Trust Preferred and the 2006-2 Subordinated Debentures, in the aggregate constitute a full and unconditional guarantee by the Company of the obligations of Texas Capital Statutory Trust V under the 2006 Trust Preferred.

Texas Capital Statutory Trust V is a Delaware business trust created for the purpose of issuing the 2006-2 Trust Preferred and purchasing the 2006-2 Subordinated Debentures, which are its sole assets. The Company owns all of the outstanding common securities, liquidation value $1,000 per share, of Texas Capital Statutory Trust V.

On April 28, 2006, Texas Capital Statutory Trust IV issued $25,774,000 of its Floating Rate Capital Securities (the 2006-1 Trust Preferred Securities) in a private offering. Proceeds of the 2006-1 Trust Preferred Securities were invested in Floating Rate Junior Subordinated Deferrable Interest Debentures (the 2006-1 Subordinated Debentures) of the Company. The interest rate on the 2006-1 Trust Preferred Subordinated Debentures is a floating rate that resets quarterly to 1.60% above the three-month LIBOR rate. After deducting underwriter’s compensation and other expenses of the offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on the 2006-1 Subordinated Debentures are deductible for federal income tax purposes.

The 2006-1 Trust Preferred Securities and the 2006-1 Subordinated Debentures each mature in June 2036; however, the 2006-1 Trust Preferred Securities and the 2006-1 Subordinated Debentures may be redeemed at the option of the Company on fixed quarterly dates beginning on June 15, 2011. The 2006-1 Trust Preferred and the 2006-1 Subordinated Debentures also may be redeemed prior to maturity if certain events occur. The 2006-1 Trust Preferred is subject to mandatory redemption, in whole or in part, upon repayment of the 2006-1 Subordinated Debentures at maturity or their earlier redemption. The Company also has the right, if certain conditions are met, to defer payment of interest on the 2006-1 Subordinated Debentures, which would result in a deferral of dividend payments on the 2006-1 Trust Preferred, at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period. The payment by the Company of the principal and interest on the 2006-1 Subordinated Debentures is subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, whether outstanding at this time or incurred in the future.

The Company and Texas Capital Statutory Trust IV believe that, taken together, the obligations of the Company under the Trust Preferred Guarantee Agreement, the Amended and Restated Trust Agreement, the Subordinated Debentures, the Indenture and the Agreement as to Expenses and Liabilities, entered into in connection with the offering of the 2006-1 Trust Preferred and the 2006-1 Subordinated Debentures, in the aggregate constitute a full and unconditional guarantee by the Company of the obligations of Texas Capital Statutory Trust IV under the 2006 Trust Preferred.

Texas Capital Statutory Trust IV is a Delaware business trust created for the purpose of issuing the 2006-1 Trust Preferred and purchasing the 2006-1 Subordinated Debentures, which are its sole assets. The Company owns all of the outstanding common securities, liquidation value $1,000 per share, of Texas Capital Statutory Trust IV.

On October 6, 2005, Texas Capital Statutory Trust III issued $25,774,000 of its Fixed/Floating Rate Capital Securities (the 2005 Trust Preferred) in a private offering. Proceeds of the 2005 Trust Preferred were invested in Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the 2005 Subordinated Debentures) of the Company. Interest rate on the 2005 Trust Preferred Subordinated Debentures is a fixed rate of 6.19% for five years through December 15, 2010, and a floating rate of interest for the remaining 25 years that resets quarterly to 1.51% above the three month LIBOR rate. After deducting underwriter’s compensation and other expenses of the offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on the Subordinated Debentures are deductible for federal income tax purposes.

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

On April 10, 2003, Texas Capital Statutory Trust II issued $10,310,000 of its Floating Rate Capital Securities Cumulative Trust Preferred Securities (the 2003 Trust Preferred) in a private offering. Proceeds of the 2003 Trust Preferred were invested in the Floating Rate Junior Subordinated Deferrable Interest Securities (the 2003 Subordinated Debentures) of the Company. Interest rate on the 2003 Trust Preferred Subordinated Debentures is three month LIBOR plus 3.25%. After deducting underwriter’s compensation and other expenses of the offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on the Subordinated Debentures are deductible for federal income tax purposes.

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

The Company and Texas Capital Statutory Trust II believe that, taken together, the obligations of the Company under the Trust Preferred Guarantee Agreement, the Amended and Restated Trust Agreement, the

2003 Subordinated Debentures, the Indenture and the Agreement as to Expenses and Liabilities, entered into in connection with the offering of the 2003 Trust Preferred and the 2003 Subordinated Debentures, in the aggregate constitute a full and unconditional guarantee by the Company of the obligations of Texas Capital Statutory Trust II under the 2003 Trust Preferred.

Texas Capital Statutory Trust II is a Connecticut business trust created for the purpose of issuing the 2003 Trust Preferred and purchasing the Subordinated Debentures, which are its sole assets. The Company owns all of the outstanding common securities, liquidation value $1,000 per share of Texas Capital Statutory Trust II.

On November 19, 2002, Texas Capital Bancshares Statutory Trust I issued $10,310,000 of its Floating Rate Capital Securities Cumulative Trust Preferred Securities (the 2002 Trust Preferred) in a private offering. Proceeds of the 2002 Trust Preferred were invested in the Floating Rate Junior Subordinated Deferrable Interest Securities (the 2002 Subordinated Debentures) of the Company. Interest rate on the 2002 Trust Preferred Subordinated Debentures is three month LIBOR plus 3.35%. After deducting underwriter’s compensation and other expenses of the offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on the 2002 Subordinated Debentures are deductible for federal income tax purposes.

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

In February 2005, the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies. The Board’s final rule limits the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier I capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. As a result of this final ruling, $81 million of the $113.4 million in trust preferred securities issued by Texas Capital Bancshares Statutory Trusts I, II, III, IV and V is included in Tier I capital at December 31, 2006.

9.	Income Taxes

The Company has a gross deferred tax asset of $14.1 million at December 31, 2006, which relates primarily to our allowance for loan losses and our unrealized loss on securities. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The Company’s net deferred tax asset is included in other assets in the consolidated balance sheet.

At December 31, 2005, the Company had a gross deferred tax asset of $13.7 million, which related primarily to our allowance for loan losses.

Income tax expense/(benefit) consists of the following for the years ended:

	Year Ended December 31
(in thousands)	2006	2005	2004

Current:
Federal	$16,054	$14,054	$10,086
State	308	247	—

Total	$16,362	$14,301	$10,086

Deferred:
Federal	$(1,433)	$(302)	$(300)
State	—	—	—

Total	$(1,433)	$(302)	$(300)

Total expense:
Federal	$14,621	$13,752	$9,786
State	308	247	—

Total	$14,929	$13,999	$9,786

The following table shows the breakdown of total income tax expense for continuing operations and discontinued operations for the years ended December 31, 2006, 2005 and 2004:

Total expense:
From continuing operations	$15,064	$13,783	$10,006
From discontinued operations	(135)	216	(220)

Total	$14,929	$13,999	$9,786

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	December 31
(in thousands)	2006	2005

Deferred tax assets:
Allowance for loan losses	$7,491	$6,641
Organizational costs/software	142	289
Loan origination fees	2,155	1,957
Stock compensation	1,183	177
Non-accrual interest	90	151
Unrealized loss on securities	2,816	4,363
Other	260	150

	14,137	13,728
Deferred tax liabilities:
Loan origination costs	(755)	(677)
FHLB stock dividends	(354)	(250)
Depreciation	(427)	(109)
Other	(23)	—

	(1,559)	(1,036)

Net deferred tax asset	$12,578	$12,692

The reconciliation of income attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

	Year Ended December 31
	2006	2005	2004

Tax at U.S. statutory rate	35%	35%	35%
State taxes	1%	1%	—
Non-deductible expenses	1%	1%	1%
Non-taxable income	(2)%	(2)%	(3)%
Other and tax related reserves	(1)%	(1)%	—

Total	34%	34%	33%

10.	Employee Benefits

The Company has a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan permits the employees of the Company to defer a portion of their compensation. Matching contributions may be made in amounts and at times determined by the Company. The Company made no such contributions for the years ended December 31, 2005 and 2004. The Company contributed approximately $340,000 for the year ended December 31, 2006. Employees of the Company are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options.

During 2000, the Company implemented an Employee Stock Purchase Plan (ESPP). Employees are eligible for the plan when they have met certain requirements concerning period of credited service and minimum hours worked. Eligible employees may contribute a minimum of 1% to a maximum of 10% of eligible compensation up to the Section 423 of the Internal Revenue Code limit of $25,000. The Company has allocated 160,000 shares to the plan. As of December 31, 2005 and 2004, 159,478 shares, had been purchased on behalf of the employees. Effective December 30, 2005, the 2000 Employee Stock Purchase Plan was terminated. During January 2006, a new plan (“2006 ESPP”) was adopted that allocated 400,000 shares to the plan. The 2006 Employee Stock Purchase Plan was approved by stockholders at the 2006 annual meeting. As of December 31, 2006, 12,293 shares had been purchased on behalf of the employees under the 2006 ESPP.

As of December 31, 2006, the Company has two stock option plans, the 1999 Stock Omnibus Plan (“1999 Plan”) and the 2005 Long-Term Incentive Plan (“2005 Plan”). The 1999 Plan is no longer available for grants of equity based compensation; however, options to purchase shares previously issued under the plan will remain outstanding and be subject to administration by the Company’s board of directors. Under the 2005 Plan, equity-based compensation grants were made by the Board of Directors, or its designated committee. Grants under the 2005 Plan are subject to vesting requirements. Under the 2005 Plan, the Company may grant, among other things, nonqualified stock options, incentive stock options, restricted stock units, stock appreciation rights, or any combination thereof. The 2005 Plan includes grants for employees and directors. Totals shares authorized under the plan for awards is 1,500,000. Total shares which may be issued under the 2005 Plan at December 31, 2006 and 2005 were 695,902 and 1,381,000.

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

The fair value of the options, stock appreciation rights and performance stock appreciation rights were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

2006

Risk-free rate	4.83%
Dividend yield	0.00
Market price volatility factor	.279
Weighted-average expected life of options	5 years

A summary of the Company’s stock option activity and related information for 2006, 2005 and 2004 is as follows:

	December 31, 2006		December 31, 2005		December 31, 2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	2,608,006	$10.32	2,654,480	$9.01	2,686,193	$7.85
Options granted	—	—	307,250	20.84	309,500	16.38
Options exercised	(259,213)	8.03	(240,814)	7.35	(318,413)	6.52
Options forfeited	(40,690)	13.94	(112,910)	14.62	(22,800)	7.25

Options outstanding at year-end	2,308,103	$10.51	2,608,006	$10.32	2,654,480	$9.01

Options vested and exercisable at year-end	1,526,106	$8.82	1,557,207	$7.56	1,256,812	$7.23
Intrinsic value of options vested and exercisable	$16,875,000
Weighted average remaining contractual life of options vested and exercisable		4.87
Weighted average fair value of options granted during 2006, 2005 and 2004		$—		$6.93		$5.28
Fair value of shares vested during year	$3,618,000		$3,163,000		$2,442,000
Intrinsic value of options exercised	$3,419,000		$3,464,000		$3,260,000
Weighted average remaining contractual life of options currently outstanding in years:		5.63		6.55		7.11

The Company expensed approximately $1,565,000 in 2006 related to stock option awards. Expenses are calculated utilizing the straight-line method. The range of grant prices for all stock options was between $18.62 and $24.05 at December 31, 2005, and $14.45 and $21.84 at December 31, 2004.

In connection with the 2005 Long-term Incentive Plan, stock appreciation rights were issued in 2005 and 2006. These rights are service-based and generally vest over a period of five years. Of the SAR’s granted, 300,312 were Performance Stock Appreciation Rights (PSAR’s). The PSARs vest as certain price targets are met within a three year period. If the targets are not met with in their stated timeframes, they will be forfeited.

	December 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
	SARs/	Exercise	SARs/	Exercise
	PSARs	Price	PSARs	Price

SARs outstanding at beginning of year	21,000	$23.38	—	$—
SARs granted	1,017,031	21.65	21,000	23.38
SARs exercised	—	—	—	—
SARs forfeited	(14,977)	22.65	—	—

SARs outstanding at year-end	1,023,054	$21.67	21,000	$23.38

SARs vested at year-end	4,200		—
Compensation expense	$784,000		$—
Weighted average fair value of SAR’s granted during 2006		$6.81		$—
Weighted average remaining contractual life of SAR’s currently outstanding in years		9.50		—

The following table summarizes the status of and changes in the Bank’s nonvested restricted stock units:

	Non-Vested Stock Awards Outstanding
		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Balance, January 1, 2004	240,750	$8.53
Granted	—	—
Vested and issued	(105,750)	8.81
Forfeited	—	—
Cancelled	—	—

Balance, December 31, 2004	135,000	8.31
Granted	—	—
Vested and issued	(67,500)	8.31
Forfeited	—	—
Cancelled	—	—

Balance, December 31, 2005	67,500	8.31
Granted	412,383	20.52
Vested and issued	(67,500)	8.31
Forfeited	(815)	22.65
Cancelled	—	—

Balance, December 31, 2006	411,568	$20.52

The RSU’s granted during 2006 generally vest over five years. Compensation cost for restricted stock units was $498,000, $873,000 and $765,000 for years ended December 31, 2006, 2005 and 2004, respectively. The weighted average remaining contractual life of RSU’s currently outstanding is 9.81 years.

Total compensation cost for all share-based arrangements, net of taxes, was $1,877,000, for the year ended December 31, 2006.

Unrecognized stock-based compensation expense related to unvested options issued prior to adoption of SFAS 123R is $3.4 million, pre-tax. The weighted average period over which this unrecognized expense is expected to be recognized was 1.9 years. Unrecognized stock-based compensation expense related to SAR grants issued during 2006 is $5.8 million. At December 31, 2006, the weighted average period over which this unrecognized expense is expected to be recognized was 2.6 years. Unrecognized stock-based compensation expense related to RSU grants during 2006 is $8.0 million. At December 31, 2006, the weighted average period over which this unrecognized expense is expected to be recognized was 2.9 years.

Cash flows from financing activities included $4,090,000 in cash inflows from excess tax benefits related to stock compensation. The 2006 tax benefit realized from stock options exercised is $1,431,000.

Upon share option exercise, new shares are issued as opposed to treasury shares.

The following pro forma information presents net income and earnings per share for 2005 and 2004 as if the fair value method of SFAS 123 had been adopted.

	Year Ended December 31
(in thousands except per share data)	2005	2004

Net income from continuing operations	$26,776	$19,985
Add: Total stock-based employee compensation recorded, net of related tax effects	576	510
Less: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,526)	(1,274)

Pro forma net income from continuing operations	25,826	19,221
Income from discontinued operations	416	(425)

Pro forma net income from consolidated operations	$26,242	$18,796

Basic income per share:
From continuing operations	$1.05	$.79
Pro forma from continuing operations	1.01	.76
As reported	1.06	.77
Pro forma from consolidated operations	1.02	.74
Diluted income per share:
From continuing operations	$1.01	$.76
Pro forma from continuing operations	.96	.73
As reported	1.02	.75
Pro forma from consolidated operations	.98	.71

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004

Risk-free rate	5.26%	3.64%
Dividend yield	0.00	0.00
Market price volatility factor	.390	.288
Weighted-average expected life of options	5 years	5 years

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

	December 31
(in thousands)	2006	2005

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,070,873	$851,625
Standby and commercial letters of credit	58,203	52,554

12.	Regulatory Restrictions

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of December 31, 2006 and 2005. As of March 31, 2006, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(in thousands except percentage data)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006:
Total capital (to risk-weighted assets):
Company	$375,096	11.16%	$268,786	8.00%	N/A	N/A
Bank	339,336	10.10%	268,678	8.00%	$335,847	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$325,093	9.68%	$134,393	4.00%	N/A	N/A
Bank	318,333	9.48%	134,339	4.00%	$201,508	6.00%
Tier 1 capital (to average assets):
Company	$325,093	9.18%	$141,595	4.00%	N/A	N/A
Bank	318,333	9.00%	141,541	4.00%	$176,926	5.00%
As of December 31, 2005:
Total capital (to risk-weighted assets):
Company	$275,695	10.83%	$203,701	8.00%	N/A	N/A
Bank	258,327	10.15%	203,544	8.00%	$254,431	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$256,798	10.09%	$101,851	4.00%	N/A	N/A
Bank	239,430	9.41%	101,772	4.00%	$152,658	6.00%
Tier 1 capital (to average assets):
Company	$256,798	8.68%	$118,296	4.00%	N/A	N/A
Bank	239,430	8.10%	118,220	4.00%	$147,775	5.00%

Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. No dividends were declared or paid during 2006, 2005 or 2004.

The required balance at the Federal Reserve at December 31, 2006 and 2005 was approximately $47,331,000 and $48,210,000, respectively.

13.	Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (in thousands except share data):

	Year-Ended December
	2006	2005	2004

Numerator:
Net income from continuing operations	$29,184	$26,776	$19,985
Income (loss) from discontinued operations	(260)	416	(425)

Net income	$28,924	$27,192	$19,560

Denominator:
Denominator for basic earnings per share-weighted average shares	25,945,065	25,619,594	25,260,526
Effect of employee stock options(1)	523,746	1,025,604	974,111

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	26,468,811	26,645,198	26,234,637

Basic earning per share from continuing operations	$1.12	$1.05	$.79

Basic earning per share	$1.11	$1.06	$.77

Diluted earnings per share from continuing operations	$1.10	$1.00	$.76

Diluted earnings per share	$1.09	$1.02	$.75

(1)	Stock options outstanding of 1,032,170 in 2006 and 47,500 in 2005 have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock.

14.	Fair Values of Financial Instruments

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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	December 31, 2006		December 31, 2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$93,716	$93,716	$137,840	$137,840
Securities, available-for-sale	532,053	532,053	630,482	630,482
Loans, net	2,916,952	2,908,265	2,168,242	2,163,822
Deposits	3,069,330	3,068,785	2,495,179	2,495,081
Federal funds purchased	165,955	165,955	103,497	103,497
Borrowings	45,604	45,452	162,224	160,544
Long-term debt	113,406	113,213	46,394	46,394

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

The Company leases various premises under operating leases with various expiration dates. Rent expense incurred under operating leases amounted to approximately $5,354,000, $4,153,000 and $3,068,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Minimum future lease payments under operating leases are as follows:

Minimum
Year Ending December 31, (in thousands)	Payments

2007	$5,747
2008	6,478
2009	7,186
2010	5,638
2011	3,812
2012 and thereafter	35,951

$64,812

16.	Parent Company Only

Summarized financial information for Texas Capital Bancshares, Inc. — Parent Company Only follows:

Balance Sheets

	December 31
(in thousands)	2006	2005

Assets
Cash and cash equivalents	$30,040	$12,655
Investment in subsidiaries	331,162	244,559
Other assets	6,581	5,265

Total assets	$367,783	$262,479

Liabilities and Stockholders’ Equity
Other liabilities	$762	$513
Long-term debt	113,406	46,394

Total liabilities	114,168	46,907
Common stock	261	258
Additional paid-in capital	182,321	176,131
Retained earnings	76,263	47,288
Accumulated other comprehensive loss	(5,230)	(8,105)

Total stockholders’ equity	253,615	215,572

Total liabilities and stockholders’ equity	$367,783	$262,479

Statements of Earnings

	Year Ended December 31
(in thousands)	2006	2005	2004

Dividend income	$160	$53	$30
Other income	590	565	—

Total income	750	618	30
Interest expense	5,439	1,858	1,097
Salaries and employee benefits	441	413	463
Legal and professional	1,174	1,023	883
Other non-interest expense	415	328	375

Total expense	7,469	3,622	2,818

Loss before income taxes and equity in undistributed income of subsidiary	(6,719)	(3,004)	(2,788)
Income tax benefit	(2,284)	(1,016)	(921)

Loss before equity in undistributed income of subsidiary	(4,435)	(1,988)	(1,867)
Equity in undistributed income of subsidiary	33,409	29,230	21,427

Net income	$28,974	$27,242	$19,560

Statements of Cash Flows

	Year Ended December 31
(in thousands)	2006	2005	2004

Operating Activities
Net income	$28,974	$27,242	$19,560
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(33,409)	(29,230)	(21,427)
(Increase) decrease in other assets	(1,316)	(1,550)	(2,483)
Tax benefit from stock option exercises	1,431	1,424	1,411
Excess tax benefits from stock-based compensation arrangements	(4,090)	—	—
Increase in other liabilities	250	78	51

Net cash used in operating activities	(8,160)	(2,036)	(2,888)
Investing Activities
Investment in subsidiaries	(47,472)	(40,785)	(7,000)

Net cash used in investing activities	(47,472)	(40,785)	(7,000)
Financing Activities
Subordinated debentures	67,012	25,774	—
Sale of common stock	1,915	2,330	3,223
Excess tax benefits from stock-based compensation arrangements	4,090	—	—

Net cash provided by financing activities	73,017	28,104	3,223

Net increase (decrease) in cash and cash equivalents	17,385	(14,717)	(6,665)
Cash and cash equivalents at beginning of year	12,655	27,372	34,037

Cash and cash equivalents at end of year	$30,040	$12,655	$27,372

17.	Related Party Transactions

Certain members of our board of directors provide legal and consulting services to the Company.

See Notes 3 and 6 for a description of loans and deposits with related parties.

18.	Sale of Discontinued Operation — Residential Mortgage Lending

On October 16, 2006, the Company completed the sale of its residential mortgage lending division (RML) to Transnational Financial Network, Inc. (TFN). The sale was effective as of September 30, 2006, and is, accordingly, reported as discontinued operations. The terms of the sale agreement stipulated that the Company was to initially receive 1.13 million shares of TFN common stock with an additional 866,355 shares of TFN common stock subject to earn-out provisions. All accounts associated with this transaction have been reflected as discontinued operations. The Company’s mortgage warehouse operations were not part of the sale, and are included in the results from continuing operations.

The results of operations of the discontinued component are presented separately in the accompanying consolidated statements of income for 2006, 2005 and 2004, net of tax, following income from continuing operations. Details are presented in the following table:

	Year Ended December 31
(in thousands)	2006	2005	2004

Revenues	$15,812	$16,330	$6,485
Expenses	16,194	15,698	7,130
Loss on disposal	(13)	—	—

Income (loss) before income taxes	(395)	632	(645)
Income tax expense (benefit)	(135)	216	(220)

Income (loss) from discontinued operations	$(260)	$416	$(425)

19.	New Accounting Standards

Statements of Financial Accounting Standards

SFAS No. 123, “Share-Based Payment (Revised 2004).”   SFAS 123R establishes standards for the accounting for transactions in which an entity (1) exchanges its equity instruments for goods or serves, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Company adopted the provisions of SFAS 123R on January 1, 2006. Details related to the adoption of SFAS 123R and impact to the Company’s financial statements are more fully discussed in Note 11 — Employee Benefit Plans.

SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. The adoption of SFAS 154 on January 1, 2006 did not impact the Company’s financial statements.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.”  SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company on January 1, 2007 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

Financial Accounting Standards Board Staff Positions and Interpretations

FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. The adoption of FSP 115-1 on January 1, 2006 did not significantly impact the Company’s financial statements.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.”  Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Interpretation 48 is effective for the Company on January 1, 2007 and is not expected to have a significant impact on the Company’s financial statements.

SEC Staff Accounting Bulletins

Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of a Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is applicable to all financial statements issued by the Company after November 15, 2006. The considerations of SAB 108 did not impact the Company’s December 31, 2006 financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We have established and maintain disclosure controls and other procedures that are designed to ensure that material information relating to us and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. For the period covered in this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

The Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2006, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Texas Capital Bancshares, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Texas Capital Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Texas Capital Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Texas Capital Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Texas Capital Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Texas Capital Bancshares, Inc. and our report dated February 27, 2007 expressed an unqualified opinion thereon.

Dallas, Texas
February 27, 2007

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 15, 2007, which proxy materials will be filed with the SEC no later than April 30, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 15, 2007, which proxy materials will be filed with the SEC no later than April 30, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 15, 2007, which proxy materials will be filed with the SEC no later than April 30, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 15, 2007, which proxy materials will be filed with the SEC no later than April 30, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 15, 2007, which proxy materials will be filed with the SEC no later than April 30, 2007.

ITEM 15.	EXHIBITS

(a)	Documents filed as part of this report

(1) All financial statements

Independent Registered Public Accounting Firms’ Report of Ernst & Young LLP

(2) All financial statements required by Item 8

Independent Registered Public Accounting Firms’ Report of Ernst & Young LLP

(3) Exhibits

2.1	Agreement and Plan to Consolidate Texas Capital Bank with and into Resource Bank, National Association and under the Title of ‘Texas Capital Bank, National Association,‘ which is incorporated by reference to Exhibit 2.1 to our registration statement on Form 10 dated August 24, 2001
2.2	Amendment to Agreement and Plan to Consolidate, which is incorporated by reference to Exhibit 2.2 to our registration statement on Form 10 dated August 24, 2001
3.1	Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1 to our registration statement on Form 10 dated August 24, 2001
3.2	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.2 to our registration statement on Form 10 dated August 24, 2001

3.3	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.3 to our registration statement on Form 10 dated August 24, 2001
3.4	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.4 to our registration statement on Form 10 dated August 24, 2001
3.5	Amended and Restated Bylaws of Texas Capital Bancshares, Inc. which is incorporated by reference to Exhibit 3.5 to our registration statement on Form 10 dated August 24, 2001
4.1	Texas Capital Bancshares, Inc. 1999 Omnibus Stock Plan, which is incorporated by reference to Exhibit 4.1 to our registration statement on Form 10 dated August 24, 2001
4.2	Texas Capital Bancshares, Inc. 2006 Employee Stock Purchase Plan, which is incorporated by reference to our registration statement on Form S-8 dated February 3, 2006.
4.3	Texas Capital Bancshares, Inc. 2005 Long-Term Incentive Plan, which is incorporated by reference to our registration statement on Form S-8 dated June 3, 2005.
4.4	Placement Agreement by and among by and among Texas Capital Bancshares Statutory Trust I and SunTrust Capital Markets, Inc., which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.5	Certificate of Trust of Texas Capital Bancshares Statutory Trust I, dated November 12, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.6	Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, Texas Capital Bancshares, Inc. and Joseph M. Grant, Raleigh Hortenstine III and Gregory B. Hultgren, dated November 19, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.7	Indenture dated November 19, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.8	Guarantee Agreement between Texas Capital Bancshares, Inc. and State Street Bank and Trust of Connecticut, National Association dated November 19, 2002, which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.9	Placement Agreement by and among Texas Capital Bancshares, Inc., Texas Capital Statutory Trust II and Sandler O’Neill & Partners, L.P., which is incorporated by reference to our Current Report Form 8-K dated June 11, 2003
4.10	Certificate of Trust of Texas Capital Statutory Trust II, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.11	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, Texas Capital Bancshares, Inc., and Joseph M. Grant and Gregory B. Hultgren, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.12	Indenture between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.13	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.14	Amended and Restated Declaration of Trust for Texas Capital Statutory Trust III by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Texas Capital Bancshares, Inc. as Sponsor, and the Administrators named therein, dated as of October 6, 2005.
4.15	Indenture between Texas Capital Bancshares, Inc., as Issuer, and Wilmington Trust Company, as Trustee, for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, dated as of October 6, 2005.
4.16	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of October 6, 2005.
4.17	Amended and Restated Declaration of Trust for Texas Capital Statutory Trust IV by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Texas Capital Bancshares, Inc. as Sponsor, and the Administrators named therein, dated as of April 28, 2006

4.18	Indenture between Texas Capital Bancshares, Inc., as Issuer, and Wilmington Trust Company, as Trustee, for Floating Rate Junior Subordinated Deferrable Interest Debentures dated as of April 28, 2006
4.19	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of April 28, 2006
4.20	Amended and Restated Trust Agreement for Texas Capital Statutory Trust V by and among Wilmington Trust Company, as Property Trustee and Delaware Trustee, Texas Capital Bancshares, Inc., as Depositor, and the Administrative Trustees named therein, dated as of September 29, 2006.
4.21	Junior Subordinated Indenture between Texas Capital Bancshares, Inc. and Wilmington Trust Company, as Trustee, for Floating Rate Junior Subordinated Note dated as of September 29, 2006.
4.22	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of September 29, 2006.
10.1	Deferred Compensation Agreement, which is incorporated by reference to Exhibit 10.2 to our registration statement on Form 10 dated August 24, 2001+
10.2	Amended and Restated Deferred Compensation Agreement Irrevocable Trust+
10.3	Executive Employment Agreement between Joseph M. Grant and Texas Capital Bancshares, Inc. dated October 8, 2002, which is incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K dated March 26, 2003+
10.4	Executive Employment Agreement between George F. Jones, Jr. and Texas Capital Bancshares, Inc. dated October 8, 2002, which is incorporated by reference to Exhibit 10.5 of our Annual Report on Form 10-K dated March 26, 2003+
10.5	Executive Employment Agreement between C. Keith Cargill and Texas Capital Bancshares, Inc. dated October 8, 2002, which is incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K dated March 26, 2003+
10.6	Executive Employment Agreement between Peter Bartholow and Texas Capital Bancshares, Inc. dated October 6, 2003, which is incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K dated March 15, 2004+
10.7	Executive Employment Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and Joseph M. Grant, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.8	Executive Employment Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and George F. Jones, Jr., which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.9	Executive Employment Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and C. Keith Cargill, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.10	Executive Employment Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and Peter B. Bartholow, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.11	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and Joseph M. Grant, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.12	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and George F. Jones, Jr., which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.13	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and C. Keith Cargill, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.14	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and Peter B. Bartholow, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+

10.15	Texas Capital Bancshares, Inc. 1999 Omnibus Stock Plan, which is incorporated by reference to Exhibit 4.1 to our registration statement on Form 10 dated August 24, 2001.
10.16	Texas Capital Bancshares, Inc. 2006 Employee Stock Purchase Plan, which is incorporated by reference to our registration statement on Form S-8 dated February 3, 2006.
10.17	Texas Capital Bancshares, Inc. 2005 Long-Term Incentive Plan, which is incorporated by reference to our registration statement on Form S-8 dated June 3, 2005.
21	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP*
24.1	Power of Attorney**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*

*	Filed herewith

+	Management contract or compensatory plan arrangement

**	Included on signature page of this Form 10-K

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TEXAS CAPITAL BANCSHARES, INC.

By:	/s/ JOSEPH M. GRANT
Joseph M. Grant
Chairman of the Board of Directors and
Chief Executive Officer

Date: March 1, 2007

/s/  JOSEPH M. GRANT
Joseph M. Grant
Chairman of the Board of Directors and Chief
Executive Officer (principal executive officer)

Date: March 1, 2007

/s/  PETER BARTHOLOW
Peter Bartholow
Chief Financial Officer and Director
(principal financial officer)

Date: March 1, 2007

/s/  JULIE ANDERSON
Julie Anderson
Controller
(principal accounting officer)

Date: March 1, 2007

/s/  LEO CORRIGAN III
Leo Corrigan III
Director

Date: March 1, 2007

/s/  FREDERICK B. HEGI, JR.
Frederick B. Hegi, Jr.
Director

Date: March 1, 2007

/s/  LARRY L. HELM
Larry L. Helm
Director

Date: March 1, 2007

/s/  JAMES R. HOLLAND, JR.
James R. Holland, Jr.
Director

Date: March 1, 2007

/s/  GEORGE F. JONES, JR.
George F. Jones, Jr.
Director

Date: March 1, 2007

/s/  WALTER W. MCALLISTER III
Walter W. McAllister III
Director

Date: March 1, 2007

/s/  LEE ROY MITCHELL
Lee Roy Mitchell
Director

Date: March 1, 2007

/s/  STEVE ROSENBERG
Steve Rosenberg
Director

Date: March 1, 2007

/s/  JOHN C. SNYDER
John C. Snyder
Director

Date: March 1, 2007

/s/  ROBERT W. STALLINGS
Robert W. Stallings
Director

Date: March 1, 2007

/s/  IAN J. TURPIN
Ian J. Turpin
Director

Date: March 1, 2007