Form 10-Q
period 2007-03-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2007-05-03
CIK 1077428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
For the quarterly period ended March 31, 2007

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer” and “accelerated filer” Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐          Accelerated Filer ☑          Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
On April 30, 2007, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:
Common Stock, par value $0.01 per share 26,117,765

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended March 31, 2007

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands except share data)

	Three months ended March 31
	2007	2006

Interest income
Interest and fees on loans	$61,174	$43,800
Securities	5,969	6,831
Federal funds sold	5	24
Deposits in other banks	15	11

Total interest income	67,163	50,666
Interest expense
Deposits	30,890	19,307
Federal funds purchased	2,153	1,908
Repurchase agreements	394	1,202
Other borrowings	12	554
Debt	2,047	828

Total interest expense	35,496	23,799

Net interest income	31,667	26,867
Provision for loan losses	1,200	—

Net interest income after provision for loan losses	30,467	26,867
Non-interest income
Service charges on deposit accounts	893	856
Trust fee income	1,077	843
Bank owned life insurance (BOLI) income	298	286
Brokered loan fees	479	369
Equipment rental income	1,459	513
Other	930	875

Total non-interest income	5,136	3,742
Non-interest expense
Salaries and employee benefits	14,557	11,846
Net occupancy expense	2,020	2,011
Leased equipment depreciation	1,207	381
Marketing	757	702
Legal and professional	1,661	1,452
Communications and data processing	832	692
Franchise taxes	41	61
Other	3,020	2,984

Total non-interest expense	24,095	20,129

Income from continuing operations before income taxes	11,508	10,480
Income tax expense	3,922	3,573

Income from continuing operations	7,586	6,907
Income (loss) from discontinued operations (after-tax)	36	(264)

Net income	$7,622	$6,643

Basic earnings per share:
Income from continuing operations	$.29	$.27
Net income	$.29	$.26

Diluted earnings per share:
Income from continuing operations	$.29	$.26
Net income	$.29	$.25
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	March 31,	December 31,
	2007	2006

	(Unaudited)
Assets
Cash and due from banks	$106,653	$93,716
Federal funds sold	20	—
Securities, available-for-sale	508,296	532,053
Loans held for sale	208,074	199,014
Loans held for sale from discontinued operations	12,525	16,844
Loans held for investment (net of unearned income)	2,885,963	2,722,097
Less: Allowance for loan losses	22,589	21,003

Loans held for investment, net	2,863,374	2,701,094
Premises and equipment, net	34,350	33,818
Accrued interest receivable and other assets	78,492	85,821
Goodwill and intangible assets, net	7,973	12,989

Total assets	$3,819,757	$3,675,349

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$507,686	$513,930
Interest bearing	1,621,299	1,670,956
Interest bearing in foreign branches	957,752	884,444

Total deposits	3,086,737	3,069,330
Accrued interest payable	7,895	5,781
Other liabilities	16,985	21,758
Federal funds purchased	288,640	165,955
Repurchase agreements	42,478	43,359
Other borrowings	—	2,245
Debt	113,406	113,406

Total liabilities	3,556,141	3,421,834

Stockholders’ equity:
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 26,101,994 and 26,065,124 at March 31, 2007 and December 31, 2006, respectively	261	261
Additional paid-in capital	184,038	182,321
Retained earnings	83,785	76,163
Treasury stock (shares at cost: 84,691 and 84,274 at March 31, 2007 and December 31, 2006)	(581)	(573)
Deferred compensation	573	573
Accumulated other comprehensive loss, net of taxes	(4,460)	(5,230)

Total stockholders’ equity	263,616	253,515

Total liabilities and stockholders’ equity	$3,819,757	$3,675,349

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands except share data)

								Accumulated
			Additional					Other
	Common Stock		Paid-in	Retained	Treasury Stock		Deferred	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	(Loss)	Total

Balance at December 31, 2005	25,771,718	$258	$176,131	$47,239	(84,274)	$(573)	$573	$(8,105)	$215,523
Comprehensive income:
Net income	—	—	—	28,924	—	—	—	—	28,924
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $1,547	—	—	—	—	—	—	—	2,875	2,875

Total comprehensive income									31,799
Tax benefit related to exercise of stock options	—	—	1,431	—	—	—	—	—	1,431
Stock-based compensation expense recognized in earnings	—	—	2,847	—	—	—	—	—	2,847
Issuance of common stock	293,406	3	1,912	—	—	—	—	—	1,915

Balance at December 31, 2006	26,065,124	261	182,321	76,163	(84,274)	(573)	573	(5,230)	253,515
Comprehensive income:
Net income (unaudited)	—	—	—	7,622	—	—	—	—	7,622
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $415 (unaudited)	—	—	—	—	—	—	—	770	770

Total comprehensive income (unaudited)									8,392
Tax benefit related to exercise of stock options (unaudited)	—	—	125	—	—	—	—	—	125
Stock-based compensation expense recognized in earnings (unaudited)	—	—	1,252	—	—	—	—	—	1,252
Issuance of stock related to stock-based awards (unaudited)	36,870	—	340	—	—	—	—	—	340
Purchase of treasury stock (unaudited)	—	—	—	—	(417)	(8)	—	—	(8)

Balance at March 31, 2007 (unaudited)	26,101,994	$261	$184,038	$83,785	(84,691)	$(581)	$573	$(4,460)	$263,616

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Three months ended March 31
	2007	2006

Operating activities
Net income	$7,622	$6,643
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,200	—
Depreciation and amortization	1,773	896
Amortization and accretion on securities	77	413
Bank owned life insurance (BOLI) income	(298)	(286)
Stock-based compensation expense	1,252	644
Tax benefit from stock option exercises	125	363
Excess tax benefits from stock-based compensation arrangements	(358)	(1,038)
Originations of loans held for sale	(994,646)	(496,945)
Proceeds from sales of loans held for sale	985,586	473,881
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	7,627	230
Accrued interest payable and other liabilities	(3,074)	(298)

Net cash (used in) provided by operating activities of continuing operations	6,886	(15,497)
Net cash (used in) provided by operating activities of discontinued operations	8,669	(2,654)

Net cash (used in) provided by operating activities	15,555	(18,151)

Investing activities
Purchases of available-for-sale securities	(2,867)	(5,048)
Maturities and calls of available-for-sale securities	7,127	2,600
Principal payments received on securities	20,605	25,554
Net increase in loans	(162,284)	(180,085)
Purchase of premises and equipment, net	(2,835)	(650)

Net cash used in investing activities of continuing operations	(140,254)	(157,629)
Net cash used in investing activities of discontinued operations	—	—

Net cash used in investing activities	(140,254)	(157,629)

Financing activities
Net decrease in checking, money market and savings accounts	(134,973)	(44,347)
Net increase in certificates of deposit	152,380	12,887
Issuance of stock related to stock-based awards	340	521
Net other borrowings	(3,126)	16,580
Excess tax benefits from stock-based compensation arrangements	358	1,038
Net federal funds purchased	122,685	159,690
Sale of treasury stock	(8)	—

Net cash provided by financing activities of continuing operations	137,656	146,369
Net cash provided by financing activities of discontinued operations	—	—

Net cash provided by financing activities	137,656	146,369

Net increase (decrease) in cash and cash equivalents	12,957	(29,411)
Cash and cash equivalents at beginning of period	93,716	137,840

Cash and cash equivalents at end of period	$106,673	$108,429

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$33,382	$24,007
Cash paid during the period for income taxes	11	221
Non-cash transactions:
Transfers from loans/leases to premises and equipment	556	209
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
The consolidated interim financial statements have been prepared without audit. Certain information and footnote disclosures presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make interim financial information not misleading. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2006, included in our Annual Report on Form 10-K filed with the SEC on March 2, 2007 (the “2006 Form 10-K”).
Stock Based Compensation
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
As a result of applying the provisions of SFAS 123R during the three months ended March 31, 2007, we recognized stock-based compensation expense of $1,251,000 or $825,000 net of tax. Stock-based compensation expense related to stock options represents $0.03 in diluted earnings per share during the three months ended March 31, 2007. The amount for the three months ended March 31, 2007 is comprised of $370,000 related to unvested options issued prior to the adoption of SFAS 123R, $395,000 related to SARs issued during 2006 and 2007, and $486,000 related to RSUs issued in 2006 and 2007. Cash flows from financing activities for the three months ended March 31, 2007 included $358,000 in cash inflows from excess tax benefits related to stock compensation. Such cash flows were previously reported as operating activities. Unrecognized stock-based compensation expense related to unvested options issued prior to adoption of SFAS 123R is $3.0 million, pre-tax. At March 31, 2007, the weighted average period over which this unrecognized expense is expected to be recognized was 1.8 years. Unrecognized stock-based compensation expense related to grants during 2006 and 2007 is $13.4 million. At March 31, 2007, the weighted average period over which this unrecognized expense is expected to be recognized was 2.8 years.

(2) EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share (In thousands except per share data):

	Three months ended March 31
	2007	2006

Numerator:
Net income from continuing operations	$7,586	$6,907
Income (loss) from discontinued operations	36	(264)

Net income	$7,622	$6,643

Denominator:
Denominator for basic earnings per share-weighted average shares	26,087,077	25,825,352
Effect of employee stock options: (1)	353,478	742,541

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	26,440,555	26,567,893

Basic earnings per share from continuing operations	$.29	$.27
Basic earnings per share from discontinued operations	—	(.01)

Basic earnings per share	$.29	$.26

Diluted earnings per share from continuing operations	$.29	$.26
Diluted earnings per share from discontinued operations	—	(.01)

Diluted earnings per share	$.29	$.25

(1)	Stock options outstanding of 952,170 at March 31, 2007 and 62,500 at March 31, 2006 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Stock options are anti-dilutive when the exercise price is higher than the average market price of our common stock.
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

(In thousands)	March 31,
2007
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,115,546
Standby letters of credit	60,204

(4) DISCONTINUED OPERATIONS
On March 30, 2007, Texas Capital Bank completed the sale of its TexCap Insurance Services subsidiary; the sale is, accordingly, reported as a discontinued operation. Historical operating results of TexCap and the net after-tax gain of $1.09 million from the sale, are reflected as discontinued operations in the financial statements and schedules.
Subsequent to the end of the quarter, Texas Capital Bank and the purchaser of its residential mortgage loan division (RML) agreed to terminate and settle the contractual arrangements related to the sale of the division, which had been completed as of the end of the third quarter of 2006. The Company will complete the exiting of RML’s activities. Results of discontinued operations include an after-tax charge of $1.06 million for the first quarter of 2007, representing estimated and actual costs associated with the exiting of RML’s remaining activities.
(5) NEW ACCOUNTING PRONOUNCEMENTS
On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of Interpretation 48 did not have a significant impact on our financial statements.
We file income tax returns in the U.S. federal jurisdiction. We are no longer subject to U.S. Federal income tax examinations by tax authorities for years before 2003.

QUARTERLY FINANCIAL SUMMARY – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended			For the three months ended
	March 31, 2007			March 31, 2006
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Assets
Securities – taxable	$467,219	$5,535	4.80%	$567,653	$6,396	4.57%
Securities – non-taxable(2)	48,549	668	5.58%	48,635	669	5.58%
Federal funds sold	418	5	4.85%	2,233	24	4.36%
Deposits in other banks	1,097	15	5.55%	1,079	11	4.13%
Loans held for sale from continuing operations	156,400	2,791	7.24%	71,282	1,154	6.57%
Loans	2,767,834	58,383	8.55%	2,168,410	42,646	7.98%
Less reserve for loan losses	21,001	—	—	18,898	—	—

Loans, net of reserve	2,903,233	61,174	8.55%	2,220,794	43,800	8.00%

Total earning assets	3,420,516	67,397	7.99%	2,840,394	50,900	7.27%
Cash and other assets	231,412			205,999

Total assets	$3,651,928			$3,046,393

Liabilities and Stockholders’ Equity
Transaction deposits	$105,592	$282	1.08%	$117,685	$312	1.08%
Savings deposits	821,526	9,175	4.53%	671,102	6,195	3.74%
Time deposits	769,485	9,756	5.14%	635,250	6,664	4.25%
Deposits in foreign branches	915,229	11,677	5.17%	541,084	6,136	4.60%

Total interest bearing deposits	2,611,832	30,890	4.80%	1,965,121	19,307	3.98%
Other borrowings	207,303	2,559	5.01%	350,084	3,664	4.24%
Debt	113,406	2,047	7.32%	46,394	828	7.24%

Total interest bearing liabilities	2,932,541	35,496	4.91%	2,361,599	23,799	4.09%
Demand deposits	439,071			445,012
Other liabilities	26,494			19,309
Stockholders’ equity	253,822			220,473

Total liabilities and stockholders’ equity	$3,651,928			$3,046,393

Net interest income		$31,901			$27,101

Net interest margin			3.78%			3.87%
Net interest spread			3.08%			3.18%

(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2) Taxable equivalent rates used where applicable.

Additional information from discontinued operations
Loans held for sale	$12,068			$30,748
Borrowed funds	12,068			30,748
Net interest income		$46			$1,854
Net interest margin – consolidated			3.77%			4.09%

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
Results of Operations
Except as otherwise noted, all amounts and disclosures throughout this document reflect continuing operations. See Part I, Item 1 herein for a discussion of discontinued operations at Note (4) – Discontinued Operations.
Summary of Performance
We reported net income of $7.6 million, or $.29 per diluted common share, for the first quarter of 2007 compared to $6.6 million, or $.25 per diluted common share, for the first quarter of 2006. We reported net income from continuing operations of $7.6 million, or $.29 per diluted common share, for the first quarter of 2007 compared to $6.9 million, or $.26 per diluted common share, for the first quarter of 2006. Return on average equity was 12.18% and return on average assets was .84% for the first quarter of 2007, compared to 12.22% and .88%, respectively, for the first quarter of 2006. From continuing operations, return on average equity was 12.12% and return on average assets was .84% for the first quarter of 2007, compared to 12.71% and .92%, respectively, for the first quarter of 2006.
Net interest income for the first quarter of 2007 increased by $4.8 million, or 18%, to $31.7 million from $26.9 million over the first quarter of 2006. The increase in net interest income was due primarily to an increase in average earning assets of $580.1 million, or 20%, over levels reported in the first quarter of 2006.
Non-interest income increased $1.4 million, or 37%, compared to the first quarter of 2006. The increase is primarily related to a $946,000 increase in rental income on leased equipment from $513,000 to $1.5 million related to expansion of our operating lease portfolio. Trust fee income increased $234,000 due to continued growth of trust assets.

Non-interest expense increased $4.0 million, or 20%, compared to the first quarter of 2006. The increase is primarily related to a $2.8 million increase in salaries and employee benefits to $14.6 million from $11.8 million, of which $1.3 million relates to an increase in FAS 123R expense. The remaining increase in salaries and employee benefits resulted from the total number of employees related to the addition of the premium finance business and general business growth. Expansion of the operating lease portfolio resulted in an increase of $826,000 in equipment depreciation expense to $1.2 million from $381,000 in the first quarter of 2006.
Net Interest Income
Net interest income was $31.7 million for the first quarter of 2007, compared to $26.9 million for the first quarter of 2006. The increase was due to an increase in average earning assets of $580.1 million as compared to the first quarter of 2006. The increase in average earning assets included a $599.4 million increase in average loans held for investment and an increase of $85.1 million in loans held for sale, offset by a $100.5 million decrease in average securities. For the quarter ended March 31, 2007, average net loans and securities represented 85% and 15%, respectively, of average earning assets compared to 78% and 22% in the same quarter of 2006.
Average interest bearing liabilities increased $570.9 million from the first quarter of 2006, which included a $646.7 million increase in interest bearing deposits offset by a $142.8 million decrease in other borrowings. The average cost of interest bearing liabilities increased from 4.09% for the quarter ended March 31, 2006 to 4.91% for the same period of 2007, reflecting rising market interest rates and change in funding mix.
TABLE 1 — VOLUME/RATE ANALYSIS
(In thousands)

	Three months ended March 31, 2007/2006
		Change Due To(1)
	Change	Volume	Yield/Rate

Interest income:
Securities (2)	$(862)	$(1,133)	$271
Loans held for sale	1,637	1,378	259
Loans held for investment	15,737	11,789	3,948
Federal funds sold	(19)	(20)	1
Deposits in other banks	4	—	4

Total	16,497	12,014	4,483
Interest expense:
Transaction deposits	(30)	(32)	2
Savings deposits	2,980	1,389	1,591
Time deposits	3,092	1,408	1,684
Deposits in foreign branches	5,541	4,243	1,298
Borrowed funds	114	(298)	412

Total	11,697	6,710	4,987

Net interest income	$4,800	$5,304	$(504)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.
Net interest margin from continuing operations, the ratio of net interest income to average earning assets from continuing operations, was 3.78% for the first quarter of 2007 compared to 3.87% for the first quarter of 2006. The decrease in net interest margin resulted primarily from a 72 basis point increase in the yield on earning assets while interest expense as a percentage of earning assets increased by 81 basis points.
Non-interest Income
Non-interest income increased $1.4 million compared to the same quarter of 2006. The increase is primarily related to a $946,000 increase in equipment rental income from $513,000 to $1.5 million related to expansion of our operating lease portfolio. Additionally, trust fee income increased $234,000 due to continued growth of trust assets.

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
TABLE 2 – NON-INTEREST INCOME
(In thousands)

	Three months ended March 31
	2007	2006

Service charges on deposit accounts	$893	$856
Trust fee income	1,077	843
Bank owned life insurance (BOLI) income	298	286
Brokered loan fees	479	369
Equipment rental income	1,459	513
Other	930	875

Total non-interest income	$5,136	$3,742

Non-interest Expense
Non-interest expense for the first quarter of 2007 increased $4.0 million, or 19.9%, to $24.1 million from $20.1 million, and is primarily attributable to a $2.8 million increase in salaries and employee benefits to $14.6 million from $11.8 million. The increase in salaries and employee benefits resulted from the total number of employees related to the addition of the premium finance business and general business growth.
Leased equipment depreciation for the three months ended March 31, 2007 increased by $826,000 to $1.2 million from $381,000 compared to the same quarter in 2006 relating to expansion of our operating lease portfolio.
Marketing expense increased $55,000, or 8%. Marketing expense for the three months ended March 31, 2007 included $109,000 of direct marketing and promotions and $431,000 for business development compared to direct marketing and promotions of $42,000 and business development of $355,000 during the same period for 2006. Marketing expense for the three months ended March 31, 2007 also included $217,000 for the purchase of miles related to the American Airlines AAdvantage® program compared to $305,000 for the same period for 2006. Our direct marketing may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets.
Legal and professional expense for the three months ended March 31, 2007 increased $209,000, or 14.4% compared to the same quarter in 2006 mainly related to growth.
TABLE 3 – NON-INTEREST EXPENSE
(In thousands)

	Three months ended March 31
	2007	2006

Salaries and employee benefits	$14,557	$11,846
Net occupancy expense	2,020	2,011
Leased equipment depreciation	1,207	381
Marketing	757	702
Legal and professional	1,661	1,452
Communications and data processing	832	692
Franchise taxes	41	61
Other	3,020	2,984

Total non-interest expense	$24,095	$20,129

Analysis of Financial Condition
The aggregate loan portfolio at March 31, 2007 increased $169.5 million from December 31, 2006 to $3.1 billion. Commercial loans increased $85.9 million and real estate loans increased $106.4 million. Consumer loans, loans held for sale, and leases increased $1.7 million, $9.1 million and $1.7 million, respectively. Construction loans decreased $31.0 million.
TABLE 4 – LOANS
(In thousands)

	March 31,	December 31,
	2007	2006

Commercial	$1,688,566	$1,602,577
Construction	507,569	538,586
Real estate	636,781	530,377
Consumer	22,831	21,113
Leases	46,982	45,280
Loans held for sale	208,073	199,014
Loans held for sale from discontinued operations	12,525	16,844

Total	$3,123,327	$2,953,791

We continue to lend primarily in Texas. As of March 31, 2007, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased selected loan participations and interests in certain syndicated credits and USDA government guaranteed loans.
Summary of Loan Loss Experience
During the first quarter of 2007, the Company recorded net recoveries of loans previously charged off in the amount of $386,000, compared to a net recovery of $12,000 for the same period in 2006. The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $22.6 million at March 31, 2007, $21.0 million at December 31, 2006 and $18.9 million at March 31, 2006. This represents 0.78%, 0.77% and 0.84% of loans held for investment (net of unearned income) at March 31, 2007, December 31, 2006 and March 31, 2006, respectively.
The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. Due primarily to loan growth, we recorded a $1.2 million provision for loan losses during the first quarter of 2007 compared to no provision in the first quarter of 2006 and $1.0 million in the fourth quarter of 2006. Including the net recoveries, the reserve for loans losses increased by $1.6 million for the quarter.
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

TABLE 5 – SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)

	Three months ended		Three months ended		Year ended
	March 31,		March 31,		December 31,
	2007		2006		2006

Beginning balance	$21,003		$18,897		$18,897
Loans charged-off:
Commercial	146		—		2,525
Consumer	—		3		3
Leases	—		10		76

Total	146		13		2,604
Recoveries:
Commercial	504		4		462
Consumer	13		1		1
Leases	15		20		247

Total recoveries	532		25		710

Net charge-offs (recoveries)	(386)		(12)		1,894
Provision for loan losses	1,200		—		4,000

Ending balance	$22,589		$18,909		$21,003

Reserve to loans held for investment(2)	.78%		.84%		.77%
Net charge-offs (recoveries) to average loans(1)(2)	(.06)%		(.00)%		.08%
Provision for loan losses to average loans(1)(2)	.18%		—		.17%
Recoveries to total charge-offs	364.38%		192.3%		27.27%
Reserve as a multiple of net charge-offs	N/M		N/M		11.1	x

Non-performing and renegotiated loans:
Non-accrual	$8,843		$6,032		$9,088
Loans past due (90 days) (3)	4,828		2,824		2,142

Total	$13,671		$8,856		$11,230

Other real estate owned	$89		$89		$882

Reserve as a percent of non-performing loans(2)	1.7	x	2.1	x	1.9	x

(1)	Interim period ratios are annualized.

(2)	Excludes loans held for sale.

(3)	At March 31, 2007, $928,000 of the loans past due 90 days and still accruing are premium finance loans. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take up to 180 days or longer from the cancellation date. The total also includes $3.4 million in loans that were paid off in early April 2007. After giving effect to these reductions, the ratio of non-performing loans to total loans was .36% and the ratio of the reserve to non-performing loans increased to 2.2.

Non-performing Assets
Non-performing assets include non-accrual loans and leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. The table below summarizes our non-accrual loans by type:

	March 31,	December 31,	March 31,
	2007	2006	2006

	(In thousands)
Non-accrual loans:
Commercial	$3,174	$5,587	$4,671
Construction	1,804	—	—
Real estate	3,705	3,417	1,168
Consumer	145	63	78
Leases	15	21	115

Total non-accrual loans	$8,843	$9,088	$6,032

At March 31, 2007, we had $4.8 million in loans past due 90 days and still accruing interest. At March 31, 2007, $928,000 of the loans past due 90 days and still accruing are premium finance loans. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take up to 180 days or longer from the cancellation date. The total also includes $3.4 million in loans that were paid off in early April 2007. After giving effect to these reductions, the ratio of non-performing loans to total loans was .36% and the ratio of the reserve to non-performing loans increased to 2.2. At March 31, 2007, we had $224,000 in other repossessed assets and real estate.
Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of March 31, 2007, approximately $1.8 million of our non-accrual loans were earning on a cash basis.
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
Our unrealized loss on the securities portfolio value decreased from a loss of $8.0 million, which represented 1.49% of the amortized cost at December 31, 2006, to a loss of $6.9 million, which represented 1.33% of the amortized cost at March 31, 2007.
The following table discloses, as of March 31, 2007, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasuries	$2,588	$(3)	$—	$—	$2,588	$(3)
Mortgage-backed securities	401	(1)	345,537	(7,126)	345,938	(7,127)
Corporate securities	—	—	30,170	(381)	30,170	(381)
Municipals	2,586	(4)	25,863	(281)	28,449	(285)
Equity securities	—	—	3,397	(110)	3,397	(110)

	$5,575	$(8)	$404,967	$(7,898)	$410,542	$(7,906)

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
Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (BSMC), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2006 and for the three months ended March 31, 2007, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank) and the Federal Home Loan Bank (FHLB) borrowings.
Our liquidity needs have primarily been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding as possible from deposits of these core customers, which as of March 31, 2007, comprised $3,080.9 million, or 99.8%, of total deposits. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect.
In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. As of March 31, 2007, brokered retail CDs comprised $5.8 million, or 0.2%, of total deposits. We believe the Company has access to sources of brokered deposits of not less than $800 million.
Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), securities sold under repurchase agreements, treasury, tax and loan notes, and advances from the FHLB. As of March 31, 2007, our borrowings consisted of a total of $42.5 million of securities sold under repurchase agreements, $105.0 million of upstream federal funds purchased and $183.6 million of downstream federal funds purchased. Credit availability from the FHLB is based on our bank’s financial and operating condition and borrowing collateral we hold with the FHLB. At March 31, 2007, we had no borrowings from the FHLB. FHLB borrowings are collateralized by eligible securities and loans. Our unused FHLB borrowing capacity at March 31, 2007 was approximately $580.0 million. As of March 31, 2007, we had unused upstream federal fund lines available from commercial banks of approximately $379.5 million. During the three months ended March 31, 2007, our average other borrowings from these sources were $207.3 million, of which $43.0 million related to securities sold under repurchase agreements. The maximum amount of borrowed funds outstanding at any month-end during the first three months of 2007 was $331.1 million, of which $42.5 related to securities sold under repurchase agreements.
Our equity capital averaged $253.8 million for the three months ended March 31, 2007 as compared to $220.5 million for the same period in 2006. This increase reflects our retention of net earnings during this period. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.
Based on the information in our most recently filed call report and as shown in the table below, we continue to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.
TABLE 6 – CAPITAL RATIOS

	March 31,	March 31,
	2007	2006
Risk-based capital:
Tier 1 capital	9.84%	9.61%
Total capital	11.13%	10.30%
Leverage	9.50%	8.60%
As of March 31, 2007, our significant fixed and determinable contractual obligations to third parties were as follows:

		After One
		but Within	After Three
	Within	Three	but Within	After Five
(In thousands)	One Year	Years	Five Years	Years	Total
Deposits without a stated maturity (1)	$1,421,574	$—	$—	$—	$1,421,574
Time deposits (1)	1,536,614	108,771	19,716	62	1,665,163
Federal funds purchased (1)	288,640	—	—	—	288,640
Securities sold under repurchase agreements (1)	29,400	—	—	—	29,400
Customer repurchase agreements (1)	13,078	—	—	—	13,078
Operating lease obligations	5,770	13,232	8,861	35,495	63,358
Debt (1)	—	—	—	113,406	113,406

Total contractual obligations	$3,295,076	$122,003	$28,577	$148,963	$3,594,619

(1)	Excludes interest
Off-Balance Sheet Arrangements
The contractual amount of our financial instruments with off-balance sheet risk expiring by period at March 31, 2007 is presented below:

		After One
	Within	but Within	After Three
	One	Three	but Within	After Five
(In thousands)	Year	Years	Five Years	Years	Total
Commitments to extend credit	$575,745	$452,457	$76,248	$11,096	$1,115,546
Standby letters of credit	60,157	47	—	—	60,204

Total financial instruments with off-balance sheet risk	$635,902	$452,504	$76,248	$11,096	$1,175,750

Due to the nature of our unfunded loan commitments, including unfunded lines of credit, the amounts presented in the table above do not necessarily represent amounts that we anticipate funding in the periods presented above. See Note (3) – Financial Instruments With Off-Balance Sheet Risk in Item I herein.

Critical Accounting Policies
SEC guidance requires disclosure of “critical accounting policies”. The SEC defines “critical accounting policies” as those that are most important to the presentation of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 to the consolidated financial statements in the 2006 Form 10-K. Not all these significant accounting policies require management to make difficult, subjective or complex judgments. However, the policies noted below could be deemed to meet the SEC’s definition of critical accounting policies.
Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 5, Accounting for Contingencies. The allowance for loan losses is established through a provision for loan losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the loan losses inherent in the loan portfolio. The allowance for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. Factors contributing to the determination of specific reserves include the credit-worthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general reserve, the portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. See “Summary of Loan Loss Experience” in Part I, Item 2 herein for further discussion of the risk factors considered by management in establishing the allowance for loan losses.

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
Interest Rate Risk Management
The Company’s interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of March 31, 2007, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Interest Rate Sensitivity Gap Analysis
March 31, 2007
(in thousands)

	0-3 mo	4-12 mo	1-3 yr	3+ yr	Total
	Balance	Balance	Balance	Balance	Balance

Securities (1)	$24,890	$68,089	$156,114	$259,203	$508,296

Total variable loans	2,555,301	30,466	638	1,142	2,587,547
Total fixed loans	157,901	106,719	166,806	104,354	535,780

Total loans (2)	2,713,202	137,185	167,444	105,496	3,123,327

Total interest sensitive assets	$2,738,092	$205,274	$323,558	$364,699	$3,631,623

Liabilities:
Interest bearing customer deposits	$1,871,641	$—	$—	$—	$1,871,641
CD’s & IRA’s	259,633	318,481	103,706	19,778	701,598
Wholesale deposits	657	4,986	169	—	5,812

Total interest-bearing deposits	2,131,931	323,467	103,875	19,778	2,579,051

Repo, FF, FHLB borrowings	319,918	11,200	—	—	331,118
Trust preferred	—	—	—	113,406	113,406

Total borrowing	319,918	11,200	—	113,406	444,524

Total interest sensitive liabilities	$2,451,849	$334,667	$103,875	$133,184	$3,023,575

GAP	286,243	(129,393)	219,683	231,515	—
Cumulative GAP	286,243	156,850	376,533	608,048	608,048

Demand deposits					$507,686
Stockholders’ equity					263,616

Total					$771,302

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.
The table above sets forth the balances as of March 31, 2007 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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
	200 bp Increase	200 bp Decrease
	March 31, 2007	March 31, 2007
Change in net interest income	$9,102	$(9,271)
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures as of March 31, 2007, and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could materially affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There has not been any material change in the risk factors previously disclosed in the Company’s 2006 Form 10-K for the fiscal year ended December 31, 2006.
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
Date: May 3, 2007
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