Form 10-Q
period 2007-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2007-08-02
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-Accelerated Filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
          On July 31, 2007, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share	26,192,598

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended June 30, 2007

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands except per share data)

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006

Interest income
Interest and fees on loans	$66,526	$50,692	$127,700	$94,492
Securities	5,868	6,726	11,837	13,557
Federal funds sold	10	3	15	27
Deposits in other banks	15	13	30	24

Total interest income	72,419	57,434	139,582	108,100
Interest expense
Deposits	29,731	22,369	60,621	41,676
Federal funds purchased	3,767	2,433	5,920	4,341
Repurchase agreements	270	1,562	664	2,764
Other borrowings	2,117	890	2,129	1,444
Trust preferred subordinated debentures	2,063	1,167	4,110	1,995

Total interest expense	37,948	28,421	73,444	52,220

Net interest income	34,471	29,013	66,138	55,880
Provision for loan losses	1,500	2,250	2,700	2,250

Net interest income after provision for loan losses	32,971	26,763	63,438	53,630
Non-interest income
Service charges on deposit accounts	953	805	1,846	1,661
Trust fee income	1,194	866	2,271	1,709
Bank owned life insurance (BOLI) income	301	292	599	578
Brokered loan fees	574	483	1,053	852
Equipment rental income	1,493	815	2,952	1,328
Other	773	728	1,703	1,603

Total non-interest income	5,288	3,989	10,424	7,731
Non-interest expense
Salaries and employee benefits	14,762	12,484	29,319	24,330
Net occupancy expense	2,055	1,953	4,075	3,964
Leased equipment depreciation	1,204	786	2,411	1,167
Marketing	728	905	1,485	1,607
Legal and professional	1,742	1,360	3,403	2,812
Communications and data processing	838	733	1,670	1,425
Franchise taxes	89	104	130	165
Other	3,993	2,831	7,013	5,815

Total non-interest expense	25,411	21,156	49,506	41,285

Income from continuing operations before income taxes	12,848	9,596	24,356	20,076
Income tax expense	4,463	3,273	8,385	6,846

Income from continuing operations	8,385	6,323	15,971	13,230
Income (loss) from discontinued operations (after-tax)	(180)	18	(144)	(246)

Net income	$8,205	$6,341	$15,827	$12,984

Basic earnings per share:
Income from continuing operations	$.32	$.24	$.61	$.51
Net income	$.31	$.24	$.61	$.50

Diluted earnings per share:
Income from continuing operations	$.31	$.24	$.60	$.50
Net income	$.31	$.24	$.60	$.49
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and due from banks	$83,603	$93,716
Securities, available-for-sale	490,967	532,053
Loans held for sale	183,768	199,014
Loans held for sale from discontinued operations	1,264	16,844
Loans held for investment (net of unearned income)	3,083,911	2,722,097
Less: Allowance for loan losses	24,062	21,003

Loans held for investment, net	3,059,849	2,701,094
Premises and equipment, net	33,776	33,818
Accrued interest receivable and other assets	83,622	85,821
Goodwill and intangible assets, net	7,933	12,989

Total assets	$3,944,782	$3,675,349

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$495,010	$513,930
Interest bearing	1,631,397	1,670,956
Interest bearing in foreign branches	986,153	884,444

Total deposits	3,112,560	3,069,330

Accrued interest payable	6,678	5,781
Other liabilities	20,373	21,758
Federal funds purchased	148,450	165,955
Repurchase agreements	22,672	43,359
Other borrowings	250,546	2,245
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	3,674,685	3,421,834

Stockholders’ equity:
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 26,189,562 and 26,065,124 at June 30, 2007 and December 31, 2006, respectively	262	261
Additional paid-in capital	186,319	182,321
Retained earnings	91,990	76,163
Treasury stock (shares at cost: 84,691 and 84,274 at June 30, 2007 and December 31, 2006)	(581)	(573)
Deferred compensation	573	573
Accumulated other comprehensive loss, net of taxes	(8,466)	(5,230)

Total stockholders’ equity	270,097	253,515

Total liabilities and stockholders’ equity	$3,944,782	$3,675,349

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands except share data)

								Accumulated
			Additional					Other
	Common Stock		Paid-in	Retained	Treasury Stock		Deferred	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	Loss	Total

Balance at December 31, 2005	25,771,718	$258	$176,131	$47,239	(84,274)	$(573)	$573	$(8,105)	$215,523
Comprehensive income:
Net income	—	—	—	28,924	—	—	—	—	28,924
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $1,547	—	—	—	—	—	—	—	2,875	2,875

Total comprehensive income									31,799
Tax benefit related to exercise of stock options	—	—	1,431	—	—	—	—	—	1,431
Stock-based compensation expense recognized in earnings	—	—	2,847	—	—	—	—	—	2,847
Issuance of common stock	293,406	3	1,912	—	—	—	—	—	1,915

Balance at December 31, 2006	26,065,124	261	182,321	76,163	(84,274)	(573)	573	(5,230)	253,515
Comprehensive income:
Net income (unaudited)	—	—	—	15,827	—	—	—	—	15,827
Change in unrealized gain (loss) on available-for-sale securities, net of tax benefit of $1,742 (unaudited)	—	—	—	—	—	—	—	(3,236)	(3,236)

Total comprehensive income (unaudited)									12,591
Tax benefit related to exercise of stock options (unaudited)	—	—	444	—	—	—	—	—	444
Stock-based compensation expense recognized in earnings (unaudited)	—	—	2,510	—	—	—	—	—	2,510
Issuance of stock related to stock-based awards (unaudited)	124,438	1	1,044	—	—	—	—	—	1,045
Purchase of treasury stock (unaudited)	—	—	—	—	(417)	(8)	—	—	(8)

Balance at June 30, 2007 (unaudited)	26,189,562	$262	$186,319	$91,990	(84,691)	$(581)	$573	$(8,466)	$270,097

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Six months ended June 30
	2007	2006

Operating activities
Net income	$15,827	$12,984
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	2,700	2,250
Depreciation and amortization	3,545	2,413
Amortization and accretion on securities	171	669
Bank owned life insurance (BOLI) income	(599)	(578)
Stock-based compensation expense	2,510	1,458
Tax benefit from stock option exercises	444	818
Excess tax benefits from stock-based compensation arrangements	(1,269)	(2,337)
Originations of loans held for sale	(2,153,557)	(1,247,038)
Proceeds from sales of loans held for sale	2,168,803	1,186,308
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	2,798	(2,624)
Accrued interest payable and other liabilities	1,255	1,701

Net cash (used in) provided by operating activities of continuing operations	42,628	(43,976)
Net cash provided by operating activities of discontinued operations	19,672	3,718

Net cash (used in) provided by operating activities	62,300	(40,258)

Investing activities
Purchases of available-for-sale securities	(15,533)	(8,001)
Maturities and calls of available-for-sale securities	9,882	5,200
Principal payments received on securities	41,587	50,501
Net increase in loans	(359,712)	(337,634)
Purchase of premises and equipment, net	(4,282)	(8,367)
Net cash used in investing activities of continuing operations	(328,058)	(298,301)
Net cash used in investing activities of discontinued operations	—	(235)

Net cash used in investing activities	(328,058)	(298,536)

Financing activities
Net increase in deposits	43,230	427,315
Issuance of stock related to stock-based awards	1,045	1,256
Issuance of trust preferred subordinated debentures	—	25,774
Net increase (decrease) in other borrowings	227,614	(88,554)
Excess tax benefits from stock-based compensation arrangements	1,269	2,337
Net federal funds purchased	(17,505)	(3,437)
Purchase of treasury stock	(8)	—

Net cash provided by financing activities of continuing operations	255,645	364,691
Net cash provided by financing activities of discontinued operations	—	—

Net cash provided by financing activities	255,645	364,691

Net increase (decrease) in cash and cash equivalents	(10,113)	25,897
Cash and cash equivalents at beginning of period	93,716	137,840

Cash and cash equivalents at end of period	$83,603	$163,737

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$72,547	$51,754
Cash paid during the period for income taxes	9,849	6,816
Non-cash transactions:
Transfers from loans/leases to premises and equipment	845	1,945
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(1) OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Texas Capital Bancshares, Inc., a Delaware bank holding company, was incorporated in November 1996 and commenced operations in March 1998. The consolidated financial statements of the Company include the accounts of Texas Capital Bancshares, Inc. and its wholly owned subsidiary, Texas Capital Bank, National Association (the “Bank”). The Bank currently provides commercial banking services to its customers in Texas and concentrates on middle market commercial and high net worth customers.
Basis of Presentation
The accounting and reporting policies of Texas Capital Bancshares, Inc. conform to accounting principles generally accepted in the United States and to generally accepted practices within the banking industry. Our Consolidated Financial Statements include the accounts of Texas Capital Bancshares, Inc. and its subsidiary, the Bank. Certain prior period balances have been reclassified to conform with the current period presentation.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for possible loan losses, the fair value of stock-based compensation awards, the fair values of financial instruments and the status of contingencies are particularly susceptible to significant change in the near term.
Loans
Loans (which include equipment leases accounted for as financing leases) are either secured or unsecured based on the type of loan and the financial condition of the borrower. Repayment is generally expected from cash flows of borrowers. We are exposed to risk of loss on loans which may arise from any number of factors including problems within the respective industry of the borrower or from local economic conditions. Access to collateral, in the event of borrower default, is reasonably assured through adherence to applicable lending laws and through sound lending standards and credit review procedures.
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
The accrual of interest on loans is discontinued when it is considered impaired and/or there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining book balance of the asset is deemed to be collectible. If collectibility is questionable, then cash payments are applied to principal. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.
We purchase participations in mortgage loans primarily for sale in the secondary market through our mortgage warehouse division. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis.
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
Stock-based Compensation
On January 1, 2006, we changed our accounting policy related to stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123R”). Prior to adoption, we accounted for stock plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. No stock-based compensation was reflected in net income, as all option grants had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation expense in the statement of operations based on their fair values on the measurement date, which is the date of the grant. We transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to us, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation expense for the portion of awards for which the requisite period has not been rendered (generally referring to nonvested awards) that were outstanding as of January 1, 2006 are recognized as the remaining requisite service is rendered during and after the period of adoption of SFAS 123R. The compensation expense for the earlier awards is based on the same method and on the same grant date fair values previously determined for the pro forma disclosures required for all companies that did not previously adopt the fair value accounting method for stock-based compensation.
Income Taxes
On January 1, 2007, we changed our accounting policy related to accounting for tax contingencies in connection with the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109” (“Interpretation 48”). See Note 9 – New Accounting Pronouncements for additional information.
Accumulated Other Comprehensive Income (Loss)
Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income (loss).

Reclassifications
Certain items in prior financial statements have been reclassified to conform to the current presentation.
(2) EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Numerator:
Net income from continuing operations	$8,385	$6,323	$15,971	$13,230
Income (loss) from discontinued operations	(180)	18	(144)	(246)

Net income	$8,205	$6,341	$15,827	$12,984

Denominator:
Denominator for basic earnings per share-weighted average shares	26,145,384	25,907,243	26,116,392	25,866,524
Effect of employee stock options (1)	566,053	617,309	460,353	679,579

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	26,711,437	26,524,552	26,576,745	26,546,103

Basic earnings per share from continuing operations	$.32	$.24	$.61	$.51
Basic earnings per share from discontinued operations	(.01)	—	—	(.01)

Basic earnings per share	$.31	$.24	$.61	$.50

Diluted earnings per share from continuing operations	$.31	$.24	$.60	$.50
Diluted earnings per share from discontinued operations	—	—	—	(.01)

Diluted earnings per share	$.31	$.24	$.60	$.49

(1)	Stock options outstanding of 744,693 at June 30, 2007 and 54,500 at June 30, 2006 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Stock options are anti-dilutive when the exercise price is higher than the average market price of our common stock.

(3) LOANS AND ALLOWANCE FOR LOAN LOSSES
At June 30, 2007 and December 31, 2006, loans were as follows (in thousands):

	June 30,	December 31,
	2007	2006

Commercial	$1,808,860	$1,602,577
Construction	547,645	538,586
Real estate	668,748	530,377
Consumer	25,511	21,113
Leases	51,570	45,280

Gross loans held for investment	3,102,334	2,737,933
Deferred income (net of direct origination costs)	(18,423)	(15,836)
Allowance for loan losses	(24,062)	(21,003)

Total loans held for investment, net	3,059,849	2,701,094
Loans held for sale	183,768	199,014
Loans held for sale from discontinued operations	1,264	16,844

Total loans, net	$3,244,881	$2,916,952

We continue to lend primarily in Texas. As of June 30, 2007, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased selected loan participations and interests in certain syndicated credits and USDA government guaranteed loans.
Non-Performing Assets
Non-performing loans and leases at June 30, 2007, December 31, 2006 and June 30, 2006 are summarized as follows (in thousands):

	June 30,	December 31,	June 30,
	2007	2006	2006

Non-accrual loans: (1)
Commercial	$3,159	$5,587	$3,738
Construction	4,719	—	—
Real estate	764	3,417	1,168
Consumer	65	63	71
Equipment leases	11	21	86

Total non-accrual loans	8,718	9,088	5,063

Loans past due (90 days) (2)	1,860	2,142	2,746
Other repossessed assets:
Other real estate owned	89	882	89
Other repossessed assets	136	135	63

Total other repossessed assets	225	1,017	152

Total non-performing assets	$10,803	$12,247	$7,961

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal.

(2)	At June 30, 2007, $1.2 million of the loans past due 90 days and still accruing are premium finance loans. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date. The total also includes $554,000 of loans fully guaranteed by the U.S. Department of Agriculture.

Allowance for Loan Losses
Activity in the allowance for loan losses was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Balance at the beginning of the period	$22,589	$18,909	$21,003	$18,897
Provision for loan losses	1,500	2,250	2,700	2,250
Net charge-offs:
Loans charged-off	154	1,648	300	1,661
Recoveries	127	135	659	160

Net charge-offs (recoveries)	27	1,513	(359)	1,501

Balance at the end of the period	$24,062	$19,646	$24,062	$19,646

(4) PREMISES AND EQUIPMENT
Premises and equipment are stated at cost, less accumulated depreciation, computed by the straight-line method based on the estimated useful lives of the assets, which range from three to ten years. Gains or losses on disposals of premises and equipment are included in results of operations.
Premises and equipment at June 30, 2007, December 31, 2006 and June 30, 2006 are summarized as follows (in thousands):

	June 30,	December 31,	June 30,
	2007	2006	2006

Premises	$5,885	$5,876	$5,797
Furniture and equipment	12,342	12,758	12,007
Rental equipment(1)	33,441	30,241	20,261

	51,668	48,875	38,065
Accumulated depreciation	(17,892)	(15,057)	(12,034)

Total premises and equipment, net	$33,776	$33,818	$26,031

(1)	These assets represent the assets related to operating leases.
(5) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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

(In thousands)	June 30, 2007
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,178,745
Standby letters of credit	55,474
(6) REGULATORY MATTERS
The Company and the Bank are subject to various banking laws and regulations related to compliance and capital requirements administered by the federal banking agencies. Regulatory focus on BSA and Patriot Act compliance remains a high priority. Failure to comply with applicable laws and regulations or to meet minimum capital requirements can result in certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct and material effect on the Company’s and the Bank’s business activities, results of operations and financial condition. Consequently, the Company and the Bank will continue to undertake programs designed to insure compliance with applicable laws and regulations.
Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of June 30, 2007 and 2006. As of March 31, 2006, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.
Based on the information in our most recently filed call report and as shown in the table below, we continue to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.
TABLE 6 – CAPITAL RATIOS

	June 30,	June 30,
	2007	2006

Risk-based capital:
Tier 1 capital	9.76%	10.05%
Total capital	10.94%	10.71%
Leverage	9.41%	9.06%
(7) STOCK-BASED COMPENSATION
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

As a result of applying the provisions of SFAS 123R during the three and six months ended June 30, 2007, we recognized stock-based compensation expense of $1.3 million, or $824,000 net of tax, and $2.5 million, or $1,644,000 net of tax. Stock-based compensation expense related to stock options represents $0.03 and $0.06 in diluted earnings per share during the three and six months ended June 30, 2007, respectively. The amount for the three months ended June 30, 2007 is comprised of $347,000 related to unvested options issued prior to the adoption of SFAS 123R, $401,000 related to SARs issued in 2006 and 2007, and $510,000 related to RSUs issued in 2006 and 2007. The amount for the six months ended June 30, 2007 is comprised of $718,000 related to unvested options issued prior to the adoption of SFAS 123R, $796,000 related to SARs issued during 2006 and 2007, and $995,000 related to RSUs issued in 2006 and 2007. Cash flows from financing activities for the six months ended June 30, 2007 included $1.3 million in cash inflows from excess tax benefits related to stock compensation. Such cash flows were previously reported as operating activities. Unrecognized stock-based compensation expense related to unvested options issued prior to adoption of SFAS 123R is $2.7 million, pre-tax. At June 30, 2007, the weighted average period over which this unrecognized expense is expected to be recognized was 1.6 years. Unrecognized stock-based compensation expense related to grants during 2006 and 2007 is $14.3 million. At June 30, 2007, the weighted average period over which this unrecognized expense is expected to be recognized was 2.6 years.
(8) DISCONTINUED OPERATIONS
On March 30, 2007, we completed the sale of our TexCap Insurance Services (TexCap) subsidiary; the sale is, accordingly, reported as a discontinued operation. Historical operating results of TexCap and the net after-tax gain of $1.09 million from the sale, are reflected as discontinued operations in the financial statements and schedules.
During the first quarter of 2007, we and the purchaser of our residential mortgage loan division (RML) agreed to terminate and settle the contractual arrangements related to the sale of the division, which had been completed as of the end of the third quarter of 2006. Historical operating results of RML are reflected as discontinued operations in the financial statements and schedules.
(9) NEW ACCOUNTING PRONOUNCEMENTS
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
We file income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. We are no longer subject to U.S. Federal income tax examinations by tax authorities for years before 2003.
Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Bank on January 1, 2008 and is not expected to have a significant impact on our financial statements.
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”) permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Bank on January 1, 2008 and is not expected to have a significant impact on our financial statements.

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended			For the three months ended
	June 30, 2007			June 30, 2006
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Assets
Securities — taxable	$452,118	$5,435	4.82%	$537,934	$6,291	4.69%
Securities — non-taxable(2)	48,291	666	5.53%	48,614	669	5.52%
Federal funds sold	768	10	5.22%	200	3	6.02%
Deposits in other banks	1,264	15	4.76%	908	13	5.74%
Loans held for sale from continuing operations	191,979	3,440	7.19%	103,483	1,752	6.79%
Loans	2,964,863	63,086	8.53%	2,360,189	48,940	8.32%
Less reserve for loan losses	22,633	—	—	19,129	—	—

Loans, net of reserve	3,134,209	66,526	8.51%	2,444,543	50,692	8.32%

Total earning assets	3,636,650	72,652	8.01%	3,032,199	57,668	7.63%
Cash and other assets	205,011			208,502

Total assets	$3,841,661			$3,240,701

Liabilities and Stockholders’ Equity
Transaction deposits	$93,488	$236	1.01%	$112,046	$310	1.11%
Savings deposits	794,668	8,792	4.44%	701,007	7,257	4.15%
Time deposits	655,440	8,416	5.15%	684,630	7,784	4.56%
Deposits in foreign branches	966,686	12,287	5.10%	562,223	7,018	5.01%

Total interest bearing deposits	2,510,282	29,731	4.75%	2,059,906	22,369	4.36%
Other borrowings	469,999	6,154	5.25%	405,424	4,885	4.83%
Trust preferred subordinated debentures	113,406	2,063	7.30%	64,521	1,167	7.25%

Total interest bearing liabilities	3,093,687	37,948	4.92%	2,529,851	28,421	4.51%
Demand deposits	458,096			468,449
Other liabilities	22,650			19,055
Stockholders’ equity	267,228			223,346

Total liabilities and stockholders’ equity	$3,841,661			$3,240,701

Net interest income		$34,704			$29,247

Net interest margin			3.83%			3.87%
Net interest spread			3.09%			3.12%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

Additional information from discontinued operations:
Loans held for sale	$4,155			$33,806
Borrowed funds	4,155			33,806
Net interest income		$115			$2,113
Net interest margin — consolidated			3.84%			4.10%

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the six months ended			For the six months ended
	June 30, 2007			June 30, 2006
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Assets
Securities — taxable	$459,627	$10,970	4.81%	$552,711	$12,687	4.63%
Securities — non-taxable(2)	48,419	1,334	5.56%	48,624	1,338	5.55%
Federal funds sold	594	15	5.09%	1,211	27	4.50%
Deposits in other banks	1,181	30	5.12%	993	24	4.87%
Loans held for sale from continuing operations	174,288	6,231	7.21%	87,471	2,906	6.70%
Loans	2,866,893	121,469	8.54%	2,264,830	91,586	8.15%
Less reserve for loan losses	21,822	—	—	19,014	—	—

Loans, net of reserve	3,019,359	127,700	8.53%	2,333,287	94,492	8.17%

Total earning assets	3,529,180	140,049	8.00%	2,936,826	108,568	7.45%
Cash and other assets	218,139			207,258

Total assets	$3,747,319			$3,144,084

Liabilities and Stockholders’ Equity
Transaction deposits	$99,507	$518	1.05%	$114,850	$622	1.09%
Savings deposits	808,023	17,967	4.48%	686,137	13,452	3.95%
Time deposits	712,147	18,172	5.15%	660,076	14,448	4.41%
Deposits in foreign branches	941,100	23,964	5.13%	551,712	13,154	4.81%

Total interest bearing deposits	2,560,777	60,621	4.77%	2,012,775	41,676	4.18%
Other borrowings	339,377	8,713	5.18%	377,907	8,549	4.56%
Trust preferred subordinated debentures	113,406	4,110	7.31%	55,507	1,995	7.25%

Total interest bearing liabilities	3,013,560	73,444	4.91%	2,446,189	52,220	4.30%
Demand deposits	448,636			456,795
Other liabilities	24,561			19,181
Stockholders’ equity	260,562			221,919

Total liabilities and stockholders’ equity	$3,747,319			$3,144,084

Net interest income		$66,605			$56,348

Net interest margin			3.81%			3.87%
Net interest spread			3.09%			3.15%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

Additional information from discontinued operations:
Loans held for sale	$8,090			$32,285
Borrowed funds	8,090			32,285
Net interest income		$161			$3,967
Net interest margin — consolidated			3.86%			4.10%

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
Results of Operations
Except as otherwise noted, all amounts and disclosures throughout this document reflect continuing operations. See Part I, Item 1 herein for a discussion of discontinued operations at Note (8) – Discontinued Operations.
Summary of Performance
We reported net income of $8.2 million, or $.31 per diluted common share, for the second quarter of 2007 compared to $6.3 million, or $.24 per diluted common share, for the second quarter of 2006. We reported net income from continuing operations of $8.4 million, or $.31 per diluted common share, for the second quarter of 2007 compared to $6.3 million, or $.24 per diluted common share, for the second quarter of 2006. Return on average equity was 12.32% and return on average assets was .86% for the second quarter of 2007, compared to 11.39% and .78%, respectively, for the second quarter of 2006. From continuing operations, return on average equity was 12.59% and return on average assets was .88% for the second quarter of 2007, compared to 11.36% and .78%, respectively, for the second quarter of 2006.
Net interest income for the second quarter of 2007 increased by $5.5 million, or 19%, to $34.5 million from $29.0 million over the second quarter of 2006. The increase in net interest income was due primarily to an increase in average earning assets of $604.5 million, or 20%, over levels reported in the second quarter of 2006.
Non-interest income increased $1.3 million, or 33%, compared to the second quarter of 2006. The increase is primarily related to a $678,000 increase in rental income on leased equipment from $815,000 to $1.5 million related to expansion of our operating lease portfolio. Trust fee income increased $328,000 due to continued growth of trust assets.
Non-interest expense increased $4.2 million, or 20%, compared to the second quarter of 2006. The increase is primarily related to a $2.3 million increase in salaries and employee benefits to $14.8 million from $12.5 million, of which $563,000 relates to an increase in FAS 123R expense. The remaining increase in salaries and employee benefits resulted from growth, including higher level of variable incentives. Expansion of the operating lease portfolio resulted in an increase of $418,000 in equipment depreciation expense to $1.2 million from $786,000 in the second quarter of 2006.
Net Interest Income
Net interest income was $34.5 million for the second quarter of 2007, compared to $29.0 million for the second quarter of 2006. The increase was due to an increase in average earning assets of $604.5 million as compared to the second quarter of 2006. The increase in average earning assets included a $604.7 million increase in average loans held for investment and an increase of $88.5 million in loans held for sale, offset by a $86.1 million decrease in average securities. For the quarter ended June 30, 2007, average net loans and securities represented 86% and 14%, respectively, of average earning assets compared to 81% and 19% in the same quarter of 2006.
Average interest bearing liabilities increased $563.8 million from the second quarter of 2006, which included a $450.4 million increase in interest bearing deposits and a $64.6 million decrease in other borrowings. The average cost of interest bearing liabilities increased from 4.51% for the quarter ended June 30, 2006 to 4.92% for the same period of 2007, reflecting rising market interest rates and change in funding mix.
Net interest income was $66.1 million for the first six months of 2007, compared to $55.9 million for the same period of 2006. The increase was due to an increase in average earning assets of $592.4 million as compared to 2006 offset by a 6 basis point decrease in net interest margin. The increase in average earning assets included a $602.1 million increase in average loans held for investment and an increase of $86.8 million in loans held for sale, offset by a $93.3 million decrease in average securities. For the six months ended June 30, 2007, average net loans and securities represented 86% and 14%, respectively, of average earning assets compared to 79% and 20% in the same period of 2006.
Average interest bearing liabilities increased $567.4 million compared to the first six months of 2006, which included a $548.0 million increase in interest bearing deposits offset by a $38.5 million decrease in other borrowings. The average cost of interest bearing liabilities increased from 4.30% for the six months ended June 30, 2006 to 4.91% for the same period of 2007, reflecting the rising market interest rates and change in funding mix.

TABLE 1 — VOLUME/RATE ANALYSIS
(In thousands)

	Three months ended			Six months ended
	June 30, 2007/2006			June 30, 2007/2006
		Change Due To (1)			Change Due To (1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate

Interest income:
Securities(2)	$(859)	$(1,008)	$149	$(1,721)	$(2,143)	$422
Loans held for sale	1,688	1,498	190	3,325	2,884	441
Loans held for investment	14,146	12,538	1,608	29,883	24,346	5,537
Federal funds sold	7	9	(2)	(12)	(14)	2
Deposits in other banks	2	5	(3)	6	5	1

Total	14,984	13,042	1,942	31,481	25,078	6,403
Interest expense:
Transaction deposits	(74)	(51)	(23)	(104)	(83)	(21)
Savings deposits	1,535	970	565	4,515	2,390	2,125
Time deposits	632	(332)	964	3,724	1,140	2,584
Deposits in foreign branches	5,269	5,049	220	10,810	9,284	1,526
Borrowed funds	2,165	1,662	503	2,279	1,209	1,070

Total	9,527	7,298	2,229	21,224	13,940	7,284

Net interest income	$5,457	$5,744	$(287)	$10,257	$11,138	$(881)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.
Net interest margin from continuing operations, the ratio of net interest income to average earning assets from continuing operations, was 3.83% for the second quarter of 2007 compared to 3.87% for the second quarter of 2006. The decrease in net interest margin resulted primarily from a 38 basis point increase in the yield on earning assets while interest expense as a percentage of earning assets increased by 43 basis points.
Non-interest Income
TABLE 2 – NON-INTEREST INCOME
(In thousands)

	Three months ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Service charges on deposit accounts	$953	$805	$1,846	$1,661
Trust fee income	1,194	866	2,271	1,709
Bank owned life insurance (BOLI) income	301	292	599	578
Brokered loan fees	574	483	1,053	852
Equipment rental income	1,493	815	2,952	1,328
Other	773	728	1,703	1,603

Total non-interest income	$5,288	$3,989	$10,424	$7,731

Non-interest income increased $1.3 million compared to the same quarter of 2006. The increase is primarily related to a $678,000 increase in equipment rental income from $815,000 to $1.5 million related to expansion of our operating lease portfolio. Additionally, trust fee income increased $328,000 due to continued growth of trust assets.
Non-interest income increased $2.7 million during the six months ended June 30, 2007 to $10.4 million compared to $7.7 million during the same period of 2006. The increase is primarily related to a $1.7 million increase in equipment rental income from $1.3 million to $3.0 million related to expansion of our operating lease portfolio. Additionally, trust fee income increased $562,000 due to continued growth of trust assets.
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
Non-interest Expense
TABLE 3 – NON-INTEREST EXPENSE
(In thousands)

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006

Salaries and employee benefits	$14,762	$12,484	$29,319	$24,330
Net occupancy expense	2,055	1,953	4,075	3,964
Leased equipment depreciation	1,204	786	2,411	1,167
Marketing	728	905	1,485	1,607
Legal and professional	1,742	1,360	3,403	2,812
Communications and data processing	838	733	1,670	1,425
Franchise taxes	89	104	130	165
Other	3,993	2,831	7,013	5,815

Total non-interest expense	$25,411	$21,156	$49,506	$41,285

Non-interest expense for the second quarter of 2007 increased $4.2 million, or 20%, to $25.4 million from $21.2 million, and is primarily attributable to a $2.3 million increase in salaries and employee benefits to $14.8 million from $12.5 million. The increase in salaries and employee benefits resulted from growth, including higher level of variable incentives.
Leased equipment depreciation for the three months ended June 30, 2007 increased by $418,000 to $1.2 million from $786,000 compared to the same quarter in 2006 relating to expansion of our operating lease portfolio.
Marketing expense decreased $177,000, or 20%. Marketing expense for the three months ended June 30, 2007 included $107,000 of direct marketing and promotions and $405,000 for business development compared to direct marketing and promotions of $46,000 and business development of $586,000 during the same period for 2006. Marketing expense for the three months ended June 30, 2007 also included $216,000 for the purchase of miles related to the American Airlines AAdvantage® program compared to $273,000 for the same period for 2006. Our direct marketing may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets.
Legal and professional expense for the three months ended June 30, 2007 increased $382,000, or 28% compared to the same quarter in 2006 mainly related to growth. Regulatory and compliance costs continue to be a factor in our expense growth and we anticipate that they will continue to increase. Audit, legal and consulting costs related to compliance are included in legal and professional and the new FDIC assessment is included in other expense.
Non-interest expense for the first six months of 2007 increased $8.2 million, or 20%, to $49.5 million from $41.3 million during the same period in 2006. This increase is primarily related to a $5.0 million increase in salaries and employee benefits to $29.3 million from $24.3 million. The increase in salaries and employee benefits resulted from growth, including higher level of variable incentives.
Leased equipment depreciation for the six months ended June 30, 2007 increased $1.2 million to $2.4 million from $1.2 million compared to the same period in 2006 relating to expansion of our operating lease portfolio.
Marketing expense decreased $122,000, or 8%, compared to the first six months of 2006. Marketing expense for the six months ended June 30, 2007 included $216,000 of direct marketing and promotions and $836,000 for business development compared to direct marketing and promotions of $98,000 and business development of $931,000 during the same period for 2006. Marketing expense for the six months ended June 30, 2007 also included $433,000 for the purchase of miles related to the American Airlines AAdvantage® program, compared to $578,000 for the same period for 2006. Our direct marketing expense may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets.
Legal and professional expense for the six months ended June 30, 2007 increased $591,000, or 21%, compared to the same period in 2006 mainly related to growth and increased cost of compliance with laws and regulations. Regulatory and compliance costs continue to be a factor in our expense growth and we anticipate that they will continue to increase. Audit, legal and consulting costs related to compliance are included in legal and professional and the new FDIC assessment is included in other expense. Communications and data processing expense for the six months ended June 30, 2007 increased $245,000, or 17%, compared to the same period in 2006 primarily as a result of growth.
Analysis of Financial Condition
The aggregate loan portfolio at June 30, 2007 increased $333.6 million from December 31, 2006 to $3.3 billion. Commercial loans, construction, real estate and consumer loans increased $206.3 million, $9.1 million, $138.4 million and $4.4 million, respectively. Leases also increased $6.3 million. Loans held for sale decreased $15.2 million.
TABLE 4 – LOANS
(In thousands)

	June 30,	December 31,
	2007	2006

Commercial	$1,808,860	$1,602,577
Construction	547,645	538,586
Real estate	668,748	530,377
Consumer	25,511	21,113
Leases	51,570	45,280

Gross loans held for investment	3,102,334	2,737,933
Deferred income (net of direct origination costs)	(18,423)	(15,836)
Allowance for loan losses	(24,062)	(21,003)

Total loans held for investment, net	3,059,849	2,701,094
Loans held for sale	183,768	199,014
Loans held for sale from discontinued operations	1,264	16,844
Total loans, net	$3,244,881	$2,916,952

We continue to lend primarily in Texas. As of June 30, 2007, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased selected loan participations and interests in certain syndicated credits and USDA government guaranteed loans.
Summary of Loan Loss Experience
During the second quarter of 2007, the Company recorded net charge-offs in the amount of $27,000, compared to charge-offs of $1.5 million for the same period in 2006. The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $24.1 million at June 30, 2007, $21.0 million at December 31, 2006 and $19.6 million at June 30, 2006. This represents 0.78%, 0.77% and 0.81% of loans held for investment (net of unearned income) at June 30, 2007, December 31, 2006 and June 30, 2006, respectively.
The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. Due primarily to loan growth, we recorded a $1.5 million provision for loan losses during the second quarter of 2007 compared to $2.3 million in the second quarter of 2006 and $1.2 million in the first quarter of 2007.
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
The reserve allocation percentages assigned to each credit grade have been developed based on an analysis of our historical loss rates and historical loss rates at selected peer banks, adjusted for certain qualitative factors. Qualitative adjustments for such things as general economic conditions, changes in credit policies, changes in composition of the portfolio by risk grade, lending standards and changes in the trend and severity of problem loans, can cause the estimation of future losses to differ from past experience. The unallocated portion of the general reserve serves to compensate for additional areas of uncertainty and considers industry trends. In addition, the reserve considers the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio. The allowance, which has declined as a percent of total loans, is considered adequate and appropriate based upon management’s assessment of the credit quality of the loan portfolio and the consistent application of the approved reserve methodology, which incorporates the significant growth in the loan and lease portfolio, current economic conditions in our market areas and other factors.
The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and credit losses inherent in the portfolio. The changes are reflected in the general reserve and in specific reserves as the collectibility of larger classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored, and our reserve adequacy relies primarily on our loss history. Currently, the review of reserve adequacy is performed by executive management and presented to our board of directors for their review, consideration and ratification on a quarterly basis.

TABLE 5 – SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)

	Six months ended		Six months ended		Year ended
	June 30,		June 30,		December 31,
	2007		2006		2006

Beginning balance	$21,003		$18,897		$18,897
Loans charged-off:
Commercial	239		1,618		2,525
Consumer	3		3		3
Leases	58		40		76

Total charge-offs	300		1,661		2,604
Recoveries:
Commercial	553		9		462
Consumer	13		1		1
Leases	93		150		247

Total recoveries	659		160		710

Net charge-offs (recoveries)	(359)		1,501		1,894
Provision for loan losses	2,700		2,250		4,000

Ending balance	$24,062		$19,646		$21,003

Reserve to loans held for investment (2)	.78%		.81%		.77%
Net charge-offs (recoveries) to average loans (1) (2)	(.03)%		.13%		.08%
Provision for loan losses to average loans (1) (2)	.19%		.20%		.17%
Recoveries to total charge-offs	219.67%		9.63%		27.27%

Non-performing and renegotiated loans:
Non-accrual	$8,718		$5,063		$9,088
Loans past due (90 days) (3)	1,860		2,746		2,142

Total	$10,578		$7,809		$11,230

Other real estate owned	$89		$89		$882

Reserve as a percent of non-performing loans (2)	2.3	x	2.5	x	1.9	x

(1)	Interim period ratios are annualized.

(2)	Excludes loans held for sale.

(3)	At June 30, 2007, $1.2 million of the loans past due 90 days and still accruing are premium finance loans. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take up to 180 days or longer from the cancellation date. The total also includes $554,000 USDA guaranteed loans.

Non-performing Assets
Non-performing assets include non-accrual loans and leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. The table below summarizes our non-accrual loans by type (in thousands):

	June 30,	December 31,	June 30,
	2007	2006	2006

Non-accrual loans:
Commercial	$3,159	$5,587	$3,738
Construction	4,719	—	—
Real estate	764	3,417	1,168
Consumer	65	63	71
Leases	11	21	86

Total non-accrual loans	$8,718	$9,088	$5,063

At June 30, 2007, we had $1.9 million in loans past due 90 days and still accruing interest. At June 30, 2007, $1.2 million of the loans past due 90 days and still accruing are premium finance loans. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take up to 180 days or longer from the cancellation date. The total also includes $554,000 USDA guaranteed loans. At June 30, 2007, we had $225,000 in other repossessed assets and real estate.
Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of June 30, 2007, approximately $1.8 million of our non-accrual loans were earning on a cash basis.
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
Our unrealized loss on the securities portfolio value increased from a loss of $8.0 million, which represented 1.49% of the amortized cost at December 31, 2006, to a loss of $13.0 million, which represented 2.58% of the amortized cost at June 30, 2007.
The following table discloses, as of June 30, 2007, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasuries	$2,590	$(1)	$—	$—	$2,590	$(1)
Mortgage-backed securities	34,730	(332)	319,423	(11,283)	354,153	(11,615)
Corporate securities	4,926	(74)	30,175	(347)	35,101	(421)
Municipals	21,067	(378)	24,767	(666)	45,834	(1,044)
Equity securities	—	—	3,506	(173)	3,506	(173)

	$63,313	$(785)	$377,871	$(12,469)	$441,184	$(13,254)

We believe the investment securities in the table above are within ranges customary for the banking industry. The number of investment positions in this unrealized loss position totals 178. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value, and (2) it is not probable that we will be unable to collect the amounts contractually due. The unrealized losses noted are interest rate related due to rising rates in 2006 in relation to previous rates in 2004 and 2005. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.
Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (BSMC), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2006 and for the six months ended June 30, 2007, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank) and the Federal Home Loan Bank (FHLB) borrowings.
Our liquidity needs have primarily been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding as possible from deposits of these core customers, which as of June 30, 2007, comprised $3,034.8 million, or 97.5%, of total deposits. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect.
In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. As of June 30, 2007, brokered retail CDs comprised $77.7 million, or 2.5%, of total deposits. We believe the Company has access to sources of brokered deposits of not less than $923 million.
Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), securities sold under repurchase agreements, treasury, tax and loan notes, and advances from the FHLB. As of June 30, 2007, our borrowings consisted of a total of $22.7 million of securities sold under repurchase agreements and $148.5 million of downstream federal funds purchased. Credit availability from the FHLB is based on our bank’s financial and operating condition and borrowing collateral we hold with the FHLB. At June 30, 2007, we had $250.0 million in borrowings from the FHLB. FHLB borrowings are collateralized by eligible securities and loans. Our unused FHLB borrowing capacity at June 30, 2007 was approximately $356.2 million. As of June 30, 2007, we had unused upstream federal fund lines available from commercial banks of approximately $418.4 million. During the six months ended June 30, 2007, our average other borrowings from these sources were $339.4 million, of which $35.3 million related to securities sold under repurchase agreements. The maximum amount of borrowed funds outstanding at any month-end during the first six months of 2007 was $652.3 million, of which $22.6 related to securities sold under repurchase agreements.
Our equity capital averaged $260.6 million for the six months ended June 30, 2007 as compared to $221.9 million for the same period in 2006. This increase reflects our retention of net earnings during this period. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.
As of June 30, 2007, our significant fixed and determinable contractual obligations to third parties were as follows (in thousands):

		After One	After Three
	Within	but Within	but Within	After Five
	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity (1)	$1,452,757	$—	$—	$—	$1,452,757
Time deposits (1)	1,536,661	103,594	19,485	63	1,659,803
Federal funds purchased (1)	148,450	—	—	—	148,450
Securities sold under repurchase agreements (1)	18,200	—	—	—	18,200
Customer repurchase agreements (1)	4,472	—	—	—	4,472
Treasury, tax and loan notes (1)	546	—	—	—	546
FHLB borrowings (1)	250,000	—	—	—	250,000
Operating lease obligations	6,044	13,321	8,473	34,597	62,435
Trust preferred subordinated debentures (1)	—	—	—	113,406	113,406

Total contractual obligations	$3,417,130	$116,915	$27,958	$148,066	$3,710,069

(1)	Excludes interest
Off-Balance Sheet Arrangements
The contractual amount of our financial instruments with off-balance sheet risk expiring by period at June 30, 2007 is presented below (in thousands):

		After One but	After Three
	Within	Within Three	but Within	After Five
	One Year	Years	Five Years	Years	Total
Commitments to extend credit	$631,078	$441,805	$89,201	$16,661	$1,178,745
Standby letters of credit	55,212	44	218	—	55,474

Total financial instruments with off-balance sheet risk	$686,290	$441,849	$89,419	$16,661	$1,234,219

Due to the nature of our unfunded loan commitments, including unfunded lines of credit, the amounts presented in the table above do not necessarily represent amounts that we anticipate funding in the periods presented above. See Note (5) – Financial Instruments With Off-Balance Sheet Risk in Part I, Item 1 herein.
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
Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan”, and SFAS No. 5, “Accounting for Contingencies”. The allowance for loan losses is established through a provision for loan losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the loan losses inherent in the loan portfolio. The allowance for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. Factors contributing to the determination of specific reserves include the credit-worthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general reserve, the portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. See “Summary of Loan Loss Experience” in Part I, Item 2 herein for further discussion of the risk factors considered by management in establishing the allowance for loan losses.

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
Interest Rate Risk Management
The Company’s interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of June 30, 2007, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Interest Rate Sensitivity Gap Analysis
June 30, 2007
(in thousands)

	0-3 mo	4-12 mo	1-3 yr	3+ yr	Total
	Balance	Balance	Balance	Balance	Balance
Securities (1)	$24,625	$70,111	$136,048	$260,183	$490,967

Total variable loans	2,678,700	14,920	1,466	10,052	2,705,138
Total fixed loans	173,154	115,474	177,871	115,729	582,228

Total loans (2)	2,851,854	130,394	179,337	125,781	3,287,366

Total interest sensitive assets	$2,876,479	$200,505	$315,385	$385,964	$3,778,333

Liabilities:
Interest bearing customer deposits	$1,943,900	$—	$—	$—	$1,943,900
CD’s & IRA’s	260,507	212,523	103,338	19,547	595,915
Wholesale deposits	72,670	5,065	—	—	77,735

Total interest bearing deposits	2,277,077	217,588	103,338	19,547	2,617,550

Repo, FF, FHLB borrowings	421,668	—	—	—	421,668
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowings	421,668	—	—	113,406	535,074

Total interest sensitive liabilities	$2,698,745	$217,588	$103,338	$132,953	$3,152,624

GAP	177,734	(17,083)	212,047	253,011	—
Cumulative GAP	177,734	160,651	372,698	625,709	625,709

Demand deposits					$495,010
Stockholders’ equity					270,097

Total					$765,107

(1)	Securities based on fair market value. (2) Loans include loans held for sale and are stated at gross.
The table above sets forth the balances as of June 30, 2007 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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
	200 bp Increase	200 bp Decrease
	June 30, 2007	June 30, 2007
Change in net interest income	$7,553	$(7,766)
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures as of June 30, 2007, and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could materially affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There has not been any material change in the risk factors previously disclosed in the Company’s 2006 Form 10-K for the fiscal year ended December 31, 2006.
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
On May 15, 2007, we held our annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, out of 26,101,994 shares of common stock entitled to vote at the meeting, the holders of 21,392,990 shares were present in person or by proxy. At the Annual Meeting, each nominee for director discussed in our Proxy Statement dated April 9, 2007 regarding the Annual Meeting was elected a director of the Company. The votes received by each nominee for director are set forth below:

Nominee	Votes For	Votes Withheld

Peter B. Bartholow	20,858,054	534,936
Leo Corrigan III	20,834,196	558,794
Joseph M. Grant	20,926,979	466,011
Frederick B. Hegi, Jr.	21,319,928	73,062
Larry L. Helm	21,307,947	85,043
James R. Holland, Jr.	20,836,301	556,689
George F. Jones, Jr.	21,328,245	64,745
Walter W. McAllister III	19,819,591	1,573,399
Lee Roy Mitchell	21,329,285	63,705
Steve Rosenberg	20,853,810	539,180
John C. Snyder	21,329,385	63,605
Robert W. Stallings	21,327,330	65,660
Ian J. Turpin	19,792,420	1,600,570
ITEM 6. EXHIBITS
(a)	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS CAPITAL BANCSHARES, INC.

Date: August 2, 2007
/s/ Peter B. Bartholow

Peter B. Bartholow Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX
Exhibit Number
3.6	First Amendment to the Amended and Restated Bylaws of Texas Capital Bancshares, Inc., dated as of July 17, 2007, which is incorporated by reference to our Current Report on Form 8-K dated July 17, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.