Form 10-Q
period 2007-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2007-10-31
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2007

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     On October 30, 2007, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share	26,265,299

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended September 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands except per share data)

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006

Interest income
Interest and fees on loans	$70,719	$56,320	$198,419	$150,812
Securities	5,623	6,488	17,460	20,045
Federal funds sold	12	24	27	51
Deposits in other banks	14	16	44	40

Total interest income	76,368	62,848	215,950	170,948
Interest expense
Deposits	32,690	28,337	93,311	70,013
Federal funds purchased	3,554	1,753	9,474	6,094
Repurchase agreements	175	665	839	3,429
Other borrowings	1,102	634	3,231	2,078
Trust preferred subordinated debentures	2,088	1,358	6,198	3,353

Total interest expense	39,609	32,747	113,053	84,967

Net interest income	36,759	30,101	102,897	85,981
Provision for loan losses	2,000	750	4,700	3,000

Net interest income after provision for loan losses	34,759	29,351	98,197	82,981
Non-interest income
Service charges on deposit accounts	1,089	780	2,935	2,441
Trust fee income	1,182	1,008	3,453	2,717
Bank owned life insurance (BOLI) income	288	255	887	833
Brokered loan fees	452	656	1,505	1,508
Equipment rental income	1,581	1,147	4,533	2,475
Other	55	632	1,758	2,234

Total non-interest income	4,647	4,478	15,071	12,208
Non-interest expense
Salaries and employee benefits	15,254	12,542	44,573	36,871
Net occupancy expense	2,194	1,907	6,269	5,872
Leased equipment depreciation	1,311	928	3,722	2,095
Marketing	669	690	2,154	2,298
Legal and professional	1,799	1,590	5,202	4,402
Communications and data processing	849	843	2,519	2,268
Franchise taxes	46	58	176	223
Other	3,772	3,077	10,785	8,890

Total non-interest expense	25,894	21,635	75,400	62,919

Income from continuing operations before income taxes	13,512	12,194	37,868	32,270
Income tax expense	4,668	4,157	13,053	11,003

Income from continuing operations	8,844	8,037	24,815	21,267
Loss from discontinued operations (after-tax)	(602)	(167)	(746)	(413)

Net income	$8,242	$7,870	$24,069	$20,854

Basic earnings per share:
Income from continuing operations	$.34	$.31	$.95	$.82
Net income	$.31	$.30	$.92	$.80

Diluted earnings per share:
Income from continuing operations	$.33	$.30	$.93	$.80
Net income	$.31	$.30	$.90	$.79
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and due from banks	$75,724	$93,716
Securities, available-for-sale	476,448	532,053
Loans held for sale	118,221	199,014
Loans held for sale from discontinued operations	863	16,844
Loans held for investment (net of unearned income)	3,296,039	2,722,097
Less: Allowance for loan losses	26,003	21,003

Loans held for investment, net	3,270,036	2,701,094
Premises and equipment, net	42,224	33,818
Accrued interest receivable and other assets	86,746	85,821
Goodwill and intangible assets, net	7,891	12,989

Total assets	$4,078,153	$3,675,349

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$471,109	$513,930
Interest bearing	1,788,809	1,670,956
Interest bearing in foreign branches	1,035,789	884,444

Total deposits	3,295,707	3,069,330

Accrued interest payable	7,312	5,781
Other liabilities	19,009	21,758
Federal funds purchased	216,744	165,955
Repurchase agreements	7,820	43,359
Other borrowings	133,946	2,245
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	3,793,944	3,421,834

Stockholders’ equity:
Common stock, $.01 par value:
Authorized shares — 100,000,000
Issued shares — 26,243,149 and 26,065,124 at September 30, 2007 and December 31, 2006, respectively	263	261
Additional paid-in capital	188,265	182,321
Retained earnings	100,232	76,163
Treasury stock (shares at cost: 84,691 and 84,274 at September 30, 2007 and December 31, 2006)	(581)	(573)
Deferred compensation	573	573
Accumulated other comprehensive loss, net of taxes	(4,543)	(5,230)

Total stockholders’ equity	284,209	253,515

Total liabilities and stockholders’ equity	$4,078,153	$3,675,349

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands except share data)

								Accumulated
			Additional					Other
	Common Stock		Paid-in		Treasury Stock		Deferred	Comprehensive
	Shares	Amount	Capital	Retained Earnings	Shares	Amount	Compensation	Loss	Total

Balance at December 31, 2005	25,771,718	$258	$176,131	$47,239	(84,274)	$(573)	$573	$(8,105)	$215,523
Comprehensive income:
Net income	—	—	—	28,924	—	—	—	—	28,924
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $1,547	—	—	—	—	—	—	—	2,875	2,875

Total comprehensive income									31,799
Tax benefit related to exercise of stock options	—	—	1,431	—	—	—	—	—	1,431
Stock-based compensation expense recognized in earnings	—	—	2,847	—	—	—	—	—	2,847
Issuance of common stock	293,406	3	1,912	—	—	—	—	—	1,915

Balance at December 31, 2006	26,065,124	261	182,321	76,163	(84,274)	(573)	573	(5,230)	253,515
Comprehensive income:
Net income (unaudited)	—	—	—	24,069	—	—	—	—	24,069
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $370 (unaudited)	—	—	—	—	—	—	—	687	687

Total comprehensive income (unaudited)									24,756
Tax benefit related to exercise of stock options (unaudited)	—	—	704	—	—	—	—	—	704
Stock-based compensation expense recognized in earnings (unaudited)	—	—	3,809	—	—	—	—	—	3,809
Issuance of stock related to stock-based awards (unaudited)	178,025	2	1,431	—	—	—	—	—	1,433
Purchase of treasury stock (unaudited)	—	—	—	—	(417)	(8)	—	—	(8)

Balance at September 30, 2007 (unaudited)	26,243,149	$263	$188,265	$100,232	(84,691)	$(581)	$573	$(4,543)	$284,209

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Nine months ended
	September 30
	2007	2006

Operating activities
Net income	$24,069	$20,854
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	4,700	3,000
Depreciation and amortization	5,436	4,057
Amortization and accretion on securities	247	826
Bank owned life insurance (BOLI) income	(887)	(833)
Stock-based compensation expense	3,809	2,200
Tax benefit from stock option exercises	704	1,323
Excess tax benefits from stock-based compensation arrangements	(2,010)	(3,780)
Originations of loans held for sale	(3,080,942)	(2,151,289)
Proceeds from sales of loans held for sale	3,151,025	2,072,417
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(38)	(4,556)
Accrued interest payable and other liabilities	(1,587)	2,767

Net cash (used in) provided by operating activities of continuing operations	104,526	(53,014)
Net cash provided by operating activities of discontinued operations	20,835	8,083

Net cash (used in) provided by operating activities	125,361	(44,931)

Investing activities
Purchases of available-for-sale securities	(24,423)	(11,851)
Maturities and calls of available-for-sale securities	19,438	12,800
Principal payments received on securities	61,399	74,784
Net increase in loans held for investment	(561,706)	(466,395)
Purchase of premises and equipment, net	(14,824)	(15,451)

Net cash used in investing activities of continuing operations	(520,116)	(406,113)
Net cash used in investing activities of discontinued operations	—	(242)

Net cash used in investing activities	(520,116)	(406,355)

Financing activities
Net increase in deposits	226,377	281,469
Issuance of stock related to stock-based awards	1,433	1,566
Issuance of trust preferred subordinated debentures	—	67,012
Net increase (decrease) in other borrowings	96,162	(5,203)
Excess tax benefits from stock-based compensation arrangements	2,010	3,780
Net federal funds purchased	50,789	78,283
Purchase of treasury stock	(8)	—

Net cash provided by financing activities of continuing operations	376,763	426,907
Net cash provided by financing activities of discontinued operations	—	—

Net cash provided by financing activities	376,763	426,907

Net decrease in cash and cash equivalents	(17,992)	(24,379)
Cash and cash equivalents at beginning of period	93,716	137,840

Cash and cash equivalents at end of period	$75,724	$113,461

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$111,522	$85,500
Cash paid during the period for income taxes	13,302	10,207
Non-cash transactions:
Transfers from loans/leases to premises and equipment	1,084	1,945
Transfers from loans held for sale to loans held for investment	10,159	—
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
The consolidated interim financial statements have been prepared without audit. Certain information and footnote disclosures presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make interim financial information not misleading. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2006, included in our Annual Report on Form 10-K filed with the SEC on March 2, 2007 (the “2006 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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
Loans
Loans (which include equipment leases accounted for as financing leases) are stated at the amount of unpaid principal reduced by deferred income (net of costs) and an allowance for loan losses. Interest on loans is recognized using the simple-interest method on the daily balances of the principal amounts outstanding. Loan origination fees, net of direct loan origination costs, and commitment fees, are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable.
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
We purchase participations in mortgage loans primarily for sale in the secondary market through our mortgage warehouse division. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. As a result of dislocations in the mortgage industry, some loan participations may not be sold within the normal timeframes or at previously negotiated prices. Earnings contribution from the mortgage warehouse business has been affected by reduced volumes and mark to market, and due to uncertain market conditions, future results from the mortgage warehouse division could be subject to wider fluctuations. Due to market conditions, certain mortgage warehouse loans have been transferred to our loans held for investment portfolio, and such loans are transferred at a lower of cost or market. Mortgage warehouse loans transferred to our loans held for investment portfolio could require significant allocations of the allowance for loan losses or be subject to charge off in the event the loans become impaired.
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
Income Taxes
On January 1, 2007, we changed our accounting policy related to accounting for tax contingencies in connection with the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109” (“Interpretation 48”). See Note 10 — New Accounting Pronouncements for additional information.
Accumulated Other Comprehensive Income (Loss)
Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit)

are included in accumulated other comprehensive income (loss).
(2) EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006

Numerator:
Net income from continuing operations	$8,844	$8,037	$24,815	$21,267
Loss from discontinued operations	(602)	(167)	(746)	(413)

Net income	$8,242	$7,870	$24,069	$20,854

Denominator:
Denominator for basic earnings per share-weighted average shares	26,212,494	25,998,071	26,148,778	25,910,855
Effect of employee stock options (1)	554,294	413,763	492,011	590,000

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	26,766,788	26,411,834	26,640,789	26,500,855

Basic earnings per share from continuing operations	$.34	$.31	$.95	$.82
Basic earnings per share from discontinued operations	(.03)	(.01)	(.03)	(.02)

Basic earnings per share	$.31	$.30	$.92	$.80

Diluted earnings per share from continuing operations	$.33	$.30	$.93	$.80
Diluted earnings per share from discontinued operations	(.02)	—	(.03)	(.01)

Diluted earnings per share	$.31	$.30	$.90	$.79

(1)	Stock options outstanding of 817,170 at September 30, 2007 and 882,170 September 30, 2006 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Stock options are anti-dilutive when the exercise price is higher than the average market price of our common stock.

(3) LOANS AND ALLOWANCE FOR LOAN LOSSES
At September 30, 2007 and December 31, 2006, loans were as follows (in thousands):

	September 30,	December 31,
	2007	2006

Commercial	$1,942,867	$1,602,577
Construction	583,843	538,586
Real estate	708,560	530,377
Consumer	22,942	21,113
Leases	57,155	45,280

Gross loans held for investment	3,315,367	2,737,933
Deferred income (net of direct origination costs)	(19,328)	(15,836)
Allowance for loan losses	(26,003)	(21,003)

Total loans held for investment, net	3,270,036	2,701,094
Loans held for sale	118,221	199,014
Loans held for sale from discontinued operations	863	16,844

Total loans, net	$3,389,120	$2,916,952

We continue to lend primarily in Texas. As of September 30, 2007, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased selected loan participations and interests in certain syndicated credits and United States Department of Agriculture (USDA) government guaranteed loans.
Non-Performing Assets
Non-performing loans and leases at September 30, 2007, December 31, 2006 and September 30, 2006 are summarized as follows (in thousands):

	September 30,	December 31,	September 30,
	2007	2006	2006

Non-accrual loans: (1) (3)
Commercial	$2,601	$5,587	$2,879
Construction	4,952	—	—
Real estate	1,118	3,417	3,460
Consumer	12	63	63
Equipment leases	7	21	30

Total non-accrual loans	8,690	9,088	6,432

Loans past due 90 days and accruing (2) (3)	4,356	2,142	2,627
Other repossessed assets:
Other real estate owned (3)	501	882	882
Other repossessed assets	89	135	90

Total other repossessed assets	590	1,017	972

Total non-performing assets	$13,636	$12,247	$10,031

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal.

(2)	At September 30, 2007, $1.3 million of the loans past due 90 days and still accruing are premium finance loans. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date. The total also includes $274,000 of loans fully guaranteed by the U.S. Department of Agriculture.

(3)	At September 30, 2007, non-performing assets include $2.4 million of mortgage warehouse loans that were transferred from loans held for sale to loans held for investment at lower of cost or market.

Allowance for Loan Losses
Activity in the allowance for loan losses was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Balance at the beginning of the period	$24,062	$19,646	$21,003	$18,897
Provision for loan losses	2,000	750	4,700	3,000
Net charge-offs:
Loans charged-off	155	70	455	1,731
Recoveries	96	515	755	675

Net charge-offs (recoveries)	59	(445)	(300)	1,056

Balance at the end of the period	$26,003	$20,841	$26,003	$20,841

(4) PREMISES AND EQUIPMENT
Premises and equipment are stated at cost, less accumulated depreciation, computed by the straight-line method based on the estimated useful lives of the assets, which range from three to ten years. Gains or losses on disposals of premises and equipment are included in results of operations.
Premises and equipment at September 30, 2007, December 31, 2006 and September 30, 2006 are summarized as follows (in thousands):

	September 30,	December 31,	September 30,
	2007	2006	2006

Premises	$6,089	$5,876	$5,797
Furniture and equipment	12,975	12,758	11,907
Rental equipment(1)	42,688	30,241	27,107

	61,752	48,875	44,811
Accumulated depreciation	(19,528)	(15,057)	(13,206)

Total premises and equipment, net	$42,224	$33,818	$31,605

(1)	These assets represent the assets related to operating leases.
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

(In thousands)	September 30, 2007
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,247,257
Standby letters of credit	55,977
(6) REGULATORY MATTERS
The Company and the Bank are subject to various banking laws and regulations related to compliance and capital requirements administered by the federal banking agencies. Regulatory focus on Bank Security Act (BSA) and Patriot Act compliance remains a high priority. Failure to comply with applicable laws and regulations or to meet minimum capital requirements can result in certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct and material effect on the Company’s and the Bank’s business activities, results of operations and financial condition. Consequently, the Company and the Bank will continue to undertake programs designed to ensure compliance with applicable laws and regulations.
Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of September 30, 2007 and 2006. As of March 31, 2006, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.
Based on the information in our most recently filed call report and as shown in the table below, we continue to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.
TABLE 6 — CAPITAL RATIOS

	September 30,	September 30,
	2007	2006

Risk-based capital:
Tier 1 capital	9.59%	11.12%
Total capital	10.67%	11.79%
Leverage	9.37%	10.16%
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
As a result of applying the provisions of SFAS 123R during the three and nine months ended September 30, 2007, we recognized stock-based compensation expense of $1.3 million, or $851,000 net of tax, and $3.8 million, or $2.5 million net of tax. Stock-based compensation expense related to stock options represents $0.03 and $0.09 in diluted earnings per share during the three and nine months ended September 30, 2007, respectively. The amount for the three months ended September 30, 2007 is comprised of $342,000 related to unvested options issued prior to the adoption of SFAS 123R, $423,000 related to SARs issued in 2006 and 2007, and $535,000 related to RSUs issued in 2006 and 2007. The amount for the nine months ended September 30, 2007 is comprised of $1,059,000 related to unvested options issued prior to the adoption of SFAS 123R, $1,219,000 related to SARs issued during 2006 and 2007, and $1,530,000 related to RSUs issued in 2006 and 2007. Cash flows from financing activities for the nine months ended September 30, 2007 included $2.0 million in cash inflows from excess tax benefits related to stock compensation. Such cash flows were previously reported as operating activities. Unrecognized stock-based compensation expense related to unvested options issued prior to adoption of SFAS 123R is $2.3 million, pre-tax. At September 30, 2007, the weighted average period over which this unrecognized expense is expected to be recognized was 1.6 years. Unrecognized stock-based compensation expense related to grants during 2006 and 2007 is $14.3 million. At September 30, 2007, the weighted average period over which this unrecognized expense is expected to be recognized was 2.5 years.
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
During the third quarter of 2007, the loss from discontinued operations was $602,000, net of taxes. The loss is primarily related to an additional $750,000, or $491,000 net of taxes, related to mark to market adjustment and additional reserves for potential repurchases. We still have approximately $863,000 in loans held for sale from discontinued operations that are carried at the estimated market value at quarter end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the results for discontinued operations for the third quarter of 2007 include an estimate of exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.
(9) SHORT-TERM BORROWINGS
On September 27, 2007, we entered into a Credit Agreement with KeyBank National Association. This Credit Agreement permits revolving borrowings of up to $50 million and matures on September 24, 2008. At our option, the unpaid principal balance on the Credit Agreement as of September 24, 2008 may be converted into a two-year term loan, which will accrue interest at the same rate(s) as the revolving loans existing on such date. The Credit Agreement permits multiple borrowings that may bear interest at the prime rate minus 1.25% or the London Interbank Offered Rate (LIBOR) plus 1% at our election. The Credit Agreement is unsecured and proceeds may be used for general corporate purposes. The Credit Agreement contains customary financial covenants and restrictions. At September 30, 2007, we had drawn $5 million, which is included in our total other borrowings.
(10) NEW ACCOUNTING PRONOUNCEMENTS
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
We file income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. We are no longer subject to U.S. Federal income tax examinations by tax authorities for years before 2004.
Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Bank on January 1, 2008 and is not expected to have a significant impact on our financial statements.
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”) permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Bank on January 1, 2008 and is not expected to have a significant impact on our financial statements.

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended			For the three months ended
	September 30, 2007			September 30, 2006
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Assets
Securities — taxable	$432,595	$5,187	4.76%	$507,156	$6,055	4.74%
Securities — non-taxable(2)	48,173	671	5.53%	48,595	666	5.44%
Federal funds sold	885	12	5.38%	1,750	24	5.44%
Deposits in other banks	1,217	14	4.56%	1,498	16	4.24%
Loans held for sale from continuing operations	150,031	2,618	6.92%	150,225	2,747	7.25%
Loans	3,195,480	68,101	8.46%	2,479,057	53,573	8.57%
Less reserve for loan losses	24,065	—	—	19,823	—	—

Loans, net of reserve	3,321,446	70,719	8.45%	2,609,459	56,320	8.56%

Total earning assets	3,804,316	76,603	7.99%	3,168,458	63,081	7.90%
Cash and other assets	188,356			217,663

Total assets	$3,992,672			$3,386,121

Liabilities and Stockholders’ Equity
Transaction deposits	$95,870	$239	0.99%	$99,549	$284	1.13%
Savings deposits	848,760	9,393	4.39%	769,271	8,703	4.49%
Time deposits	760,511	9,877	5.15%	643,708	8,069	4.97%
Deposits in foreign branches	1,037,813	13,181	5.04%	845,338	11,281	5.29%

Total interest bearing deposits	2,742,954	32,690	4.73%	2,357,866	28,337	4.77%
Other borrowings	368,824	4,831	5.20%	238,350	3,052	5.08%
Trust preferred subordinated debentures	113,406	2,088	7.30%	73,064	1,358	7.37%

Total interest bearing liabilities	3,225,184	39,609	4.87%	2,669,280	32,747	4.87%
Demand deposits	469,610			464,645
Other liabilities	22,173			21,633
Stockholders’ equity	275,705			230,563

Total liabilities and stockholders’ equity	$3,992,672			$3,386,121

Net interest income		$36,994			$30,334

Net interest margin			3.86%			3.80%
Net interest spread			3.12%			3.03%

(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2) Taxable equivalent rates used where applicable.

Additional information from discontinued operations:
Loans held for sale	$1,259			$27,422
Borrowed funds	1,259			27,422
Net interest income		$5			$1,972
Net interest margin — consolidated			3.86%			4.01%

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the nine months ended			For the nine months ended
	September 30, 2007			September 30, 2006
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Assets
Securities — taxable	$450,517	$16,157	4.79%	$537,359	$18,742	4.66%
Securities — non-taxable(2)	48,336	2,005	5.55%	48,615	2,004	5.51%
Federal funds sold	692	27	5.22%	1,393	51	4.89%
Deposits in other banks	1,193	44	4.93%	1,163	40	4.60%
Loans held for sale from continuing operations	166,113	8,849	7.12%	108,619	5,653	6.96%
Loans	2,977,625	189,570	8.51%	2,337,024	145,159	8.30%
Less reserve for loan losses	22,578	—	—	19,287	—	—

Loans, net of reserve	3,121,160	198,419	8.50%	2,426,356	150,812	8.31%

Total earning assets	3,621,898	216,652	8.00%	3,014,886	171,649	7.61%
Cash and other assets	208,102			210,764

Total assets	$3,830,000			$3,225,650

Liabilities and Stockholders’ Equity
Transaction deposits	$98,281	$757	1.03%	$109,694	$906	1.10%
Savings deposits	821,751	27,360	4.45%	714,153	22,155	4.15%
Time deposits	728,446	28,049	5.15%	654,560	22,517	4.60%
Deposits in foreign branches	973,692	37,145	5.10%	650,663	24,435	5.02%

Total interest bearing deposits	2,622,170	93,311	4.76%	2,129,070	70,013	4.40%
Other borrowings	349,300	13,544	5.18%	330,877	11,601	4.69%
Trust preferred subordinated debentures	113,406	6,198	7.31%	61,424	3,353	7.30%

Total interest bearing liabilities	3,084,876	113,053	4.90%	2,521,371	84,967	4.51%
Demand deposits	455,704			459,441
Other liabilities	23,755			20,007
Stockholders’ equity	265,665			224,831

Total liabilities and stockholders’ equity	$3,830,000			$3,225,650

Net interest income		$103,599			$86,682

Net interest margin			3.82%			3.84%
Net interest spread			3.10%			3.10%

(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.
(2) Taxable equivalent rates used where applicable.

Additional information from discontinued operations:
Loans held for sale	$5,788			$30,646
Borrowed funds	5,788			30,646
Net interest income		$166			$5,939
Net interest margin — consolidated			3.82%			4.07%

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
Results of Operations
Except as otherwise noted, all amounts and disclosures throughout this document reflect continuing operations. See Part I, Item 1 herein for a discussion of discontinued operations at Note (8) — Discontinued Operations.
Summary of Performance
We reported net income of $8.2 million, or $.31 per diluted common share, for the third quarter of 2007 compared to $7.9 million, or $.30 per diluted common share, for the third quarter of 2006. We reported net income from continuing operations of $8.8 million, or $.33 per diluted common share, for the third quarter of 2007 compared to $8.0 million, or $.30 per diluted common share, for the third quarter of 2006. Return on average equity was 11.86% and return on average assets was .82% for the third quarter of 2007, compared to 13.54% and .91%, respectively, for the third quarter of 2006. From continuing operations, return on average equity was 12.73% and return on average assets was .88% for the third quarter of 2007, compared to 13.83% and .94%, respectively, for the third quarter of 2006.
Net interest income for the third quarter of 2007 increased by $6.7 million, or 22%, to $36.8 million from $30.1 million over the third quarter of 2006. The increase in net interest income was due primarily to an increase in average earning assets of $635.9 million, or 20%, over levels reported in the third quarter of 2006.
Non-interest income increased $169,000, or 4%, compared to the third quarter of 2006. The increase is primarily related to a $434,000 increase in rental income on leased equipment from $1.1 million to $1.6 million related to expansion of our operating lease portfolio. Service charge income increased $309,000 due to new pricing and trust fee income increased $174,000 due to continued growth of trust assets. Offsetting these increases was reduced contribution from mortgage warehouse, including brokered loan fees and mark to market.
Non-interest expense increased $4.3 million, or 20%, compared to the third quarter of 2006. The increase is primarily related to a $2.8 million increase in salaries and employee benefits to $15.3 million from $12.5 million, of which $558,000 relates to an increase in FAS 123R expense. The remaining increase in salaries and employee benefits resulted from growth, including higher level of variable incentives. Expansion of the operating lease portfolio resulted in an increase of $383,000 in equipment depreciation expense to $1.3 million from $928,000 in the third quarter of 2006.
During the third quarter of 2007, the loss from discontinued operations was $602,000, net of taxes. The loss is primarily related to an additional $750,000, or $491,000 net of taxes, related to mark to market adjustment and additional reserves for potential repurchases. We still have approximately $863,000 in loans held for sale from discontinued operations that are carried at the estimated market value at quarter end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the results for discontinued operations for the third quarter of 2007 include an estimate of exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.
Net Interest Income
Net interest income was $36.8 million for the third quarter of 2007, compared to $30.1 million for the third quarter of 2006. The increase was due to an increase in average earning assets of $635.9 million as compared to the third quarter of 2006. The increase in average earning assets included a $716.4 million increase in average loans held for investment offset by a slight decrease in average loans held for sale and a $75.0 million decrease in average securities. For the quarter ended September 30, 2007, average net loans and securities represented 87% and 13%, respectively, of average earning assets compared to 82% and 18% in the same quarter of 2006.
Average interest bearing liabilities increased $555.9 million from the third quarter of 2006, which included a $385.1 million increase in interest bearing deposits and a $130.5 million increase in other borrowings. The average cost of interest bearing liabilities remained constant at 4.87% for the quarter ended September 30, 2007 from the same period of 2006.
Net interest income was $102.9 million for the first nine months of 2007, compared to $86.0 million for the same period of 2006. The increase was due to an increase in average earning assets of $607.0 million as compared to 2006 offset by a 2 basis point decrease in net interest margin. The increase in average earning assets included a $640.6 million increase in average loans held for investment and an increase of $57.5 million in loans held for sale, offset by an $87.1 million decrease in average securities. For the nine months ended September 30, 2007, average net loans and securities represented 86% and 14%, respectively, of average earning assets compared to 80% and 19% in the same period of 2006.
Average interest bearing liabilities increased $563.5 million compared to the first nine months of 2006, which included a $493.1 million increase in interest bearing deposits and an $18.4 million increase in other borrowings. The average cost of interest bearing liabilities increased from 4.51% for the nine months ended September 30, 2006 to 4.90% for the same period of 2007, reflecting the rising market interest rates and change in funding mix.

TABLE 1 — VOLUME/RATE ANALYSIS
(In thousands)

	Three months ended			Nine months ended
	September 30, 2007/2006			September 30, 2007/2006
		Change Due To (1)			Change Due To (1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate

Interest income:
Securities(2)	$(863)	$(896)	$33	$(2,584)	$(3,040)	$456
Loans held for sale	(129)	(4)	(125)	3,196	2,992	204
Loans held for investment	14,528	15,482	(954)	44,411	39,790	4,621
Federal funds sold	(12)	(12)	—	(24)	(26)	2
Deposits in other banks	(2)	(3)	1	4	1	3

Total	13,522	14,567	(1,045)	45,003	39,717	5,286
Interest expense:
Transaction deposits	(45)	(10)	(35)	(149)	(94)	(55)
Savings deposits	690	899	(209)	5,205	3,338	1,867
Time deposits	1,808	1,464	344	5,532	2,542	2,990
Deposits in foreign branches	1,900	2,569	(669)	12,710	12,131	579
Borrowed funds	2,509	2,419	90	4,789	3,484	1,305

Total	6,862	7,341	(479)	28,087	21,401	6,686

Net interest income	$6,660	$7,226	$(566)	$16,916	$18,316	$(1,400)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.
Net interest margin from continuing operations, the ratio of net interest income to average earning assets from continuing operations, was 3.86% for the third quarter of 2007 compared to 3.80% for the third quarter of 2006. The increase in net interest margin resulted primarily from a 9 basis point increase in the yield on earning assets while interest expense as a percentage of earning assets increased by only 3 basis points.
Non-interest Income
TABLE 2 — NON-INTEREST INCOME
(In thousands)

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006

Service charges on deposit accounts	$1,089	$780	$2,935	$2,441
Trust fee income	1,182	1,008	3,453	2,717
Bank owned life insurance (BOLI) income	288	255	887	833
Brokered loan fees	452	656	1,505	1,508
Equipment rental income	1,581	1,147	4,533	2,475
Other	55	632	1,758	2,234

Total non-interest income	$4,647	$4,478	$15,071	$12,208

Non-interest income increased $169,000 compared to the same quarter of 2006. The increase is primarily related to a $434,000 increase in equipment rental income from $1.1 million to $1.6 million related to expansion of our operating lease portfolio. Additionally, service charge income increased $309,000 primarily due to new pricing and trust fee income increased $174,000 due to continued growth of trust assets. Offsetting these increases was reduced contribution from the mortgage warehouse division, including brokered loan fees and mark to market of the certain loans. Due to uncertain market conditions, future results from the mortgage warehouse division could be subject to wider fluctuations.
Non-interest income increased $2.9 million during the nine months ended September 30, 2007 to $15.1 million compared to $12.2 million during the same period of 2006. The increase is primarily related to a $2.0 million increase in equipment rental income from $2.5 million to $4.5 million related to expansion of our operating lease portfolio. Additionally, service charge income increased $494,000 primarily due to new pricing and trust fee income increased $736,000 due to continued growth of trust assets.

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
Non-interest Expense
TABLE 3 — NON-INTEREST EXPENSE
(In thousands)

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006

Salaries and employee benefits	$15,254	$12,542	$44,573	$36,871
Net occupancy expense	2,194	1,907	6,269	5,872
Leased equipment depreciation	1,311	928	3,722	2,095
Marketing	669	690	2,154	2,298
Legal and professional	1,799	1,590	5,202	4,402
Communications and data processing	849	843	2,519	2,268
Franchise taxes	46	58	176	223
Other	3,772	3,077	10,785	8,890

Total non-interest expense	$25,894	$21,635	$75,400	$62,919

     Non-interest expense for the third quarter of 2007 increased $4.3 million, or 20%, to $25.9 million from $21.6 million, and is primarily attributable to a $2.8 million increase in salaries and employee benefits to $15.3 million from $12.5 million. The increase in salaries and employee benefits resulted from growth, including higher level of variable incentives.
Net occupancy expense for the three months ended September 30, 2007 increased $287,000, or 15%, compared to the same quarter in 2006 relating to our general business growth. Leased equipment depreciation for the three months ended September 30, 2007 increased by $383,000 to $1.3 million from $928,000 compared to the same quarter in 2006 relating to expansion of our operating lease portfolio.
Marketing expense decreased $21,000, or 3%. Marketing expense for the three months ended September 30, 2007 included $100,000 of direct marketing and promotions and $347,000 for business development compared to direct marketing and promotions of $56,000 and business development of $368,000 during the same period for 2006. Marketing expense for the three months ended September 30, 2007 also included $222,000 for the purchase of miles related to the American Airlines AAdvantage® program compared to $266,000 for the same period for 2006. Our direct marketing may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets.
Legal and professional expense for the three months ended September 30, 2007 increased $209,000, or 13% compared to the same quarter in 2006 mainly related to growth. Regulatory and compliance costs continue to be a factor in our expense growth and we anticipate that they will continue to increase. Audit, legal and consulting costs related to compliance are included in legal and professional and the new FDIC assessment is included in other expense.
Non-interest expense for the first nine months of 2007 increased $12.5 million, or 20%, to $75.4 million from $62.9 million during the same period in 2006. This increase is primarily related to a $7.7 million increase in salaries and employee benefits to $44.6 million from $36.9 million. The increase in salaries and employee benefits resulted from growth, including higher level of variable incentives.
Net occupancy expense for the nine months ended September 30, 2007 increased $397,000, or 7%, compared to the same period in 2006 relating to our general business growth. Leased equipment depreciation for the nine months ended September 30, 2007 increased $1.6 million to $3.7 million from $2.1 million compared to the same period in 2006 relating to expansion of our operating lease portfolio.
Marketing expense decreased $144,000, or 6%, compared to the first nine months of 2006. Marketing expense for the nine months ended September 30, 2007 included $317,000 of direct marketing and promotions and $1.2 million for business development compared to direct marketing and promotions of $154,000 and business development of $1.3 million during the same period for 2006. Marketing expense for the nine months ended September 30, 2007 also included $655,000 for the purchase of miles related to the American Airlines AAdvantage® program, compared to $844,000 for the same period for 2006. Our direct marketing expense may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets.
Legal and professional expense for the nine months ended September 30, 2007 increased $800,000, or 18%, compared to the same period in 2006 mainly related to growth and increased cost of compliance with laws and regulations. Regulatory and compliance costs continue to be a factor in our expense growth and we anticipate that they will continue to increase. Audit, legal and consulting costs related to compliance are included in legal and professional and the new FDIC assessment is included in other expense. Communications and data processing expense for the six months ended September 30, 2007 increased $251,000, or 11%, compared to the same period in 2006 primarily as a result of growth.
Analysis of Financial Condition
The aggregate loan portfolio at September 30, 2007 increased $480.7 million from December 31, 2006 to $3.4 billion. Commercial loans, construction, real estate and consumer loans increased $340.3 million, $45.3 million, $178.2 million and $1.8 million, respectively. Leases also increased $11.9 million. Loans held for sale decreased $80.8 million.
TABLE 4 — LOANS
(In thousands)

	September 30,	December 31,
	2007	2006

Commercial	$1,942,867	$1,602,577
Construction	583,843	538,586
Real estate	708,560	530,377
Consumer	22,942	21,113
Leases	57,155	45,280

Gross loans held for investment	3,315,367	2,737,933
Deferred income (net of direct origination costs)	(19,328)	(15,836)
Allowance for loan losses	(26,003)	(21,003)

Total loans held for investment, net	3,270,036	2,701,094
Loans held for sale	118,221	199,014
Loans held for sale from discontinued operations	863	16,844

Total loans, net	$3,389,120	$2,916,952

We continue to lend primarily in Texas. As of September 30, 2007, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased selected loan participations and interests in certain syndicated credits and USDA government guaranteed loans.
Summary of Loan Loss Experience
During the third quarter of 2007, the Company recorded net charge-offs in the amount of $59,000, compared to net recoveries of $445,000 for the same period in 2006. The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $26.0 million at September 30, 2007, $21.0 million at December 31, 2006 and $20.8 million at September 30, 2006. This represents 0.79%, 0.77% and 0.82% of loans held for investment (net of unearned income) at September 30, 2007, December 31, 2006 and September 30, 2006, respectively.
The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. Due primarily to loan growth, we recorded a $2.0 million provision for loan losses during the third quarter of

2007 compared to $750,000 in the third quarter of 2006 and $1.5 million in the second quarter of 2007.
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
The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be responsive to changes in portfolio credit quality and credit losses inherent in the portfolio. The changes are reflected in the general reserve and in specific reserves as the collectibility of larger classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored, and our reserve adequacy relies primarily on our loss history. Currently, the review of reserve adequacy is performed by executive management and presented to our board of directors for their review, consideration and ratification on a quarterly basis.

TABLE 5 — SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)

	Nine months ended		Nine months ended		Year ended
	September 30,		September 30,		December 31,
	2007		2006		2006

Beginning balance	$21,003		$18,897		$18,897
Loans charged-off:
Commercial	339		1,688		2,525
Consumer	48		3		3
Leases	68		40		76

Total charge-offs	455		1,731		2,604
Recoveries:
Commercial	625		450		462
Consumer	14		1		1
Leases	116		224		247

Total recoveries	755		675		710

Net charge-offs (recoveries)	(300)		1,056		1,894
Provision for loan losses	4,700		3,000		4,000

Ending balance	$26,003		$20,841		$21,003

Reserve to loans held for investment (2)	.79%		.82%		.77%
Net charge-offs (recoveries) to average loans (1)(2)	(.01)%		.06%		.08%
Provision for loan losses to average loans (1)(2)	.21%		.17%		.17%
Recoveries to total charge-offs	165.93%		38.99%		27.27%

Non-performing and renegotiated loans:
Non-accrual	$8,690		$6,432		$9,088
Loans past due 90 days and accruing (3) (4)	4,356		2,627		2,142

Total (4)	$13,046		$9,059		$11,230

Other real estate owned	$501		$882		$882

Reserve as a percent of non-performing loans (2)	2.0	x	2.3	x	1.9	x

(1)	Interim period ratios are annualized.

(2)	Excludes loans held for sale.

(3)	At September 30, 2007, $1.3 million of the loans past due 90 days and still accruing are premium finance loans. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take up to 180 days or longer from the cancellation date. The total also includes $274,000 USDA guaranteed loans.

(4)	At September 30, 2007, non-performing assets include $2.4 million of mortgage warehouse loans that were transferred from loans held for sale to loans held for investment at lower of cost or market.

Non-performing Assets
Non-performing assets include non-accrual loans and leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. The table below summarizes our non-accrual loans by type (in thousands):

	September 30,	December 31,	September 30,
	2007	2006	2006

Non-accrual loans:
Commercial	$2,601	$5,587	$2,879
Construction	4,952	—	—
Real estate	1,118	3,417	3,460
Consumer	12	63	63
Leases	7	21	30

Total non-accrual loans	$8,690	$9,088	$6,432

At September 30, 2007, we had $4.4 million in loans past due 90 days and still accruing interest. At September 30, 2007, $1.3 million of the loans past due 90 days and still accruing are premium finance loans. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take up to 180 days or longer from the cancellation date. The total also includes $274,000 USDA guaranteed loans. At September 30, 2007, we had $590,000 in other repossessed assets and real estate.
Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of September 30, 2007, approximately $1.8 million of our non-accrual loans were earning on a cash basis.
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
Our unrealized loss on the securities portfolio value increased from a loss of $8.0 million, which represented 1.49% of the amortized cost at December 31, 2006, to a loss of $7.0 million, which represented 1.45% of the amortized cost at September 30, 2007.
The following table discloses, as of September 30, 2007, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasuries	$2,593	$—	$—	$—	$2,593	$—
Mortgage-backed securities	—	—	297,795	(6,788)	297,795	(6,788)
Corporate securities	4,995	(6)	30,233	(258)	35,228	(264)
Municipals	14,153	(75)	25,588	(344)	39,741	(419)
Equity securities	—	—	3,506	(139)	3,506	(139)

	$21,741	$(81)	$357,122	$(7,529)	$378,863	$(7,610)

The number of investment positions in this unrealized loss position totals 140. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value, and (2) it is not probable that we will be unable to collect the amounts contractually due. The unrealized losses noted are interest rate related due to rising rates in 2006 in relation to previous rates in 2004 and 2005. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.
Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (BSMC), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2006 and for the nine months ended September 30, 2007, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank) and the Federal Home Loan Bank (FHLB) borrowings.
Our liquidity needs have primarily been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding as possible from deposits of these core customers, which as of September 30, 2007, comprised $3,290.6 million, or 99.8%, of total deposits. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect.
In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. As of September 30, 2007, brokered retail CDs comprised $5.1 million, or 0.2%, of total deposits. We have access to sources of brokered deposits of not less than $995 million.
Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes, and advances from the FHLB. As of September 30, 2007, our borrowings consisted of a total of $7.8 million of customer repurchase agreements and $216.7 million of downstream federal funds purchased. Credit availability from the FHLB is based on our bank’s financial and operating condition and borrowing collateral we hold with the FHLB. At September 30, 2007, we had $125.0 million in borrowings from the FHLB. FHLB borrowings are collateralized by eligible securities and loans. Our unused FHLB borrowing capacity at September 30, 2007 was approximately $486.1 million. As of September 30, 2007, we had unused upstream federal fund lines available from commercial banks of approximately $431.6 million. During the nine months ended September 30, 2007, our average other borrowings from these sources were $349.3 million, of which $29.0 million related to customer repurchase agreements. The maximum amount of borrowed funds outstanding at any month-end during the first nine months of 2007 was $652.3 million, of which $22.6 related to customer repurchase agreements.

Our equity capital averaged $265.7 million for the nine months ended September 30, 2007 as compared to $224.8 million for the same period in 2006. This increase reflects our retention of net earnings during this period. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.
As of September 30, 2007, our significant fixed and determinable contractual obligations to third parties were as follows (in thousands):

		After One but	After Three but
	Within One Year	Within Three Years	Within Five Years	After Five Years	Total

Deposits without a stated maturity (1)	$1,499,502	$—	$—	$—	$1,499,502
Time deposits (1)	1,677,242	100,069	18,831	63	1,796,205
Federal funds purchased (1)	216,744	—	—	—	216,744
Customer repurchase agreements (1)	7,820	—	—	—	7,820
Treasury, tax and loan notes (1)	3,946	—	—	—	3,946
FHLB borrowing (1)	125,000	—	—	—	125,000
Short-term borrowing (1)	5,000	—	—	—	5,000
Operating lease obligations	6,390	13,486	8,670	34,465	63,011
Trust preferred subordinated debentures (1)	—	—	—	113,406	113,406

Total contractual obligations	$3,541,644	$113,555	$27,501	$147,934	$3,830,634

(1)	Excludes interest
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
Interest Rate Risk Management
The Company’s interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of September 30, 2007, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Interest Rate Sensitivity Gap Analysis
September 30, 2007
(In thousands)

	0-3 mo	4-12 mo	1-3 yr	3+ yr	Total
	Balance	Balance	Balance	Balance	Balance

Securities (1)	$32,407	$74,152	$140,221	$229,668	$476,448
Total variable loans	2,809,197	19,434	1,403	10,044	2,840,078
Total fixed loans	167,112	134,021	176,127	117,113	594,373

Total loans (2)	2,976,309	153,455	177,530	127,157	3,434,451

Total interest sensitive assets	$3,008,716	$227,607	$317,751	$356,825	$3,910,899

Liabilities:
Interest bearing customer deposits	$2,064,182	$—	$—	$—	$2,064,182
CD’s & IRA’s	259,531	377,027	99,899	18,894	755,351
Wholesale deposits	—	4,896	169	—	5,065

Total interest bearing deposits	2,323,713	381,923	100,068	18,894	2,824,598

Repo, FF, FHLB borrowings	353,510	5,000	—	—	358,510
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowings	353,510	5,000	—	113,406	471,916

Total interest sensitive liabilities	$2,677,223	$386,923	$100,068	$132,300	$3,296,514

GAP	331,493	(159,316)	217,683	224,525	—
Cumulative GAP	331,493	172,177	389,860	614,385	614,385

Demand deposits					$471,109
Stockholders’ equity					284,209

Total					$755,318

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.
The table above sets forth the balances as of September 30, 2007 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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
	200 bp Increase	200 bp Decrease
	September 30, 2007	September 30, 2007
Change in net interest income	$9,805	$(10,328)
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures as of September 30, 2007, and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could materially affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

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

TEXAS CAPITAL BANCSHARES, INC.
Date: October 31, 2007	/s/ Peter B. Bartholow
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