Form 10-K
period 2007-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2008-02-26
CIK 1077428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2007
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from to (No fee required)

Texas Capital Bancshares, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	000-30533	75-2679109
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

2100 McKinney Avenue, Suite 900, Dallas, Texas, U.S.A.	75201	214-932-6600
(Address of principal executive officers)	(Zip Code)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐     No ☑

As of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The NASDAQ National Market, was approximately $525,250,000. There were 26,454,565 shares of the registrant’s common stock outstanding on February 25, 2008.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement relating to the 2008 Annual Meeting of Stockholders, which will be filed no later than April 29, 2008, are incorporated by reference into Part III of this Form 10-K.

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

Growth History

We have grown substantially in both size and profitability since our formation. The table below sets forth data regarding the growth of key areas of our business from December 2003 through December 2007.

	December 31
(in thousands)	2007	2006	2005	2004	2003

Loans held for investment	$3,462,608	$2,722,097	$2,075,961	$1,564,578	$1,229,773
Total loans(1)	3,636,774	2,921,111	2,148,344	1,656,163	1,307,751
Assets(1)	4,286,718	3,658,505	3,003,430	2,583,211	2,190,073
Deposits	3,066,377	3,069,330	2,495,179	1,789,887	1,445,030
Stockholders’ equity	295,138	253,515	215,523	195,275	171,756

(1)	From continuing operations.

The following table provides information about the growth of our loan portfolio by type of loan from December 2003 to December 2007.

	December 31
(in thousands)	2007	2006	2005	2004	2003

Commercial loans	$2,035,049	$1,602,577	$1,182,734	$818,156	$608,542
Total real estate loans	1,522,326	1,284,821	976,975	844,640	675,983
Construction loans	573,459	538,586	387,163	328,074	256,134
Permanent real estate loans	773,970	530,377	478,634	397,029	339,069
Loans held for sale	174,166	199,014	72,383	91,585	77,978
Loans held for sale from discontinued operations	731	16,844	38,795	27,952	2,802
Equipment leases	74,523	45,280	16,337	9,556	13,152
Consumer loans	28,334	21,113	19,962	15,562	16,564

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

Business Strategy

Utilizing the business and community ties of our management and their banking experience, our strategy is to build an independent bank that focuses primarily on middle market business customers and high net worth individuals in each of the five major metropolitan markets of Texas. To achieve this, we seek to implement the following strategies:

•	Target middle market businesses and high net worth individuals;

•	Grow our loan and deposit base in our existing markets by hiring additional experienced Texas bankers;

•	Continue the emphasis on credit policy to provide for credit quality consistent with long-term objectives;

•	Improve our financial performance through the efficient management of our infrastructure and capital base, which includes:

•	Leveraging our existing infrastructure to support a larger volume of business;

•	Maintaining tight internal approval processes for capital and operating expenses; and

•	Extensive use of outsourcing to provide cost-effective operational support with service levels consistent with large-bank operations; and

•	Extend our reach within target markets through service innovation and service excellence.

Products and Services

We offer a variety of loan, deposit account and other financial products and services to our customers.

Business Customers.  We offer a full range of products and services oriented to the needs of our business customers, including:

•	commercial loans for general corporate purposes including financing for working capital, internal growth, acquisitions, leveraged buyouts, and financing for business insurance premiums;

•	permanent real estate and construction loans;

•	equipment leasing;

•	cash management services;

•	trust and escrow services; and

•	letters of credit

Individual Customers.  We also provide complete banking services for our individual customers, including:

•	personal trust and wealth management services;

•	certificates of deposit;

•	interest bearing and non-interest bearing checking accounts with optional features such as Visa® debit/ATM cards and overdraft protection;

•	traditional money market and savings accounts;

•	consumer loans, both secured and unsecured;

•	branded Visa® credit card accounts, including gold-status accounts; and

•	internet banking through BankDirect, our internet banking division

Lending Activities

Credit Policy.  We target our lending to middle market businesses and high net worth individuals that meet our credit standards. The credit standards are set by our standing Credit Policy Committee with the assistance of our Chief Credit Officer, who is charged with ensuring that credit standards are met by loans in our portfolio. Our Credit Policy Committee is comprised of senior bank officers including our President, our Chief Lending Officer and our Chief Credit Officer. We maintain a diversified loan portfolio. Credit policies and underwriting guidelines are tailored to address the unique risks associated with each industry represented in the portfolio. Our credit standards for commercial borrowers reference numerous criteria with respect to the borrower, including historical and projected financial information, strength of management, acceptable collateral and associated advance rates, and market conditions and trends in the borrower’s industry. In addition, prospective loans are also analyzed based on current industry concentrations in our loan portfolio to prevent an unacceptable concentration of loans in any particular industry. We believe our credit standards are consistent with achieving business objectives in the markets we serve and will generally mitigate risks. We believe that we differentiate our bank from its competitors by focusing on and aggressively marketing to our core customers and accommodating, to the extent permitted by our credit standards, their individual needs.

We generally extend variable rate loans in which the interest rate fluctuates with a predetermined indicator such as the United States prime rate or the London Interbank Offered Rate (LIBOR). Our use of variable rate loans is designed to protect us from risks associated with interest rate fluctuations since the rates of interest earned will automatically reflect such fluctuations.

Commercial Loans and Leases.  Our commercial loan portfolio is comprised of lines of credit for working capital and term loans and leases to finance equipment and other business assets. Our energy production loans are generally collateralized with proven reserves based on appropriate valuation standards. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. At December 31, 2007, funded commercial loans and leases totaled approximately $2.1 billion, approximately 58% of our total funded loans.

Real Estate Loans.  Approximately 26% of our real estate loan portfolio is comprised of loans secured by commercial properties occupied by the borrower. We also provide temporary financing for commercial and residential property. Our real estate loans generally have terms of five to seven years, and we provide loans with both floating and fixed rates. We generally avoid long-term loans for commercial real estate held for investment. At December 31, 2007, permanent real estate loans totaled approximately $774.0 million, approximately 21% of our total funded loans; of this total, $548.4 million were loans with floating rates and $225.6 million were loans with fixed rates.

Construction Loans.  Our construction loan portfolio consists primarily of single-family residential properties and commercial projects used in manufacturing, warehousing, service or retail businesses. Our construction loans generally have terms of one to three years. We typically make construction loans to developers, builders and contractors that have an established record of successful project completion and loan repayment and have a substantial investment of the borrowers’ equity. These loans typically have floating rates and commitment fees. At December 31, 2007, funded construction real estate loans totaled approximately $573.5 million, approximately 16% of our total funded loans.

Loans Held for Sale.  Our loans held for sale portfolio consists primarily of single-family residential mortgages funded through our mortgage warehouse group. These loans are typically on our balance sheet less than

30 days. At December 31, 2007, loans held for sale totaled approximately $174.2 million, approximately 5% of our total funded loans.

Letters of Credit.  We issue standby and commercial letters of credit, and can service the international needs of our clients through correspondent banks. At December 31, 2007, our commitments under letters of credit totaled approximately $55.6 million.

The table below sets forth information regarding the distribution of our funded loans among various industries at December 31, 2007.

	Funded Loans
		Percent
(dollars in thousands)	Amount	of Total

Agriculture	$10,591	0.3%
Contracting — construction and real estate development	567,078	15.5%
Contracting — trades	84,245	2.3%
Government	10,668	0.3%
Manufacturing	175,972	4.8%
Personal/household	360,926	9.9%
Petrochemical and mining	417,358	11.4%
Retail	106,805	2.9%
Services	1,364,808	37.3%
Wholesale	168,445	4.6%
Investors and investment management companies	393,336	10.7%

Total	$3,660,232	100.0%

Loans extended to borrowers within the contracting industry are comprised largely of loans to land developers and to both heavy construction and general commercial contractors. Many of these loans are secured by real estate properties, the development of which is or may be financed by our bank. Loans extended to borrowers within the petrochemical and mining industries are predominantly loans to finance the exploration and production of petroleum and natural gas. These loans are generally secured by proven petroleum and natural gas reserves. Personal/household loans include loans to certain high net worth individuals for commercial purposes and mortgage loans, in addition to consumer loans. Loans extended to borrowers within the services industries include loans to finance working capital and equipment, as well as loans to finance investment and owner-occupied real estate. Significant trade categories represented within the services industries include, but are not limited to, real estate services, financial services, leasing companies, transportation and communication, and hospitality services. Borrowers represented within the real estate services category are largely owners and managers of both residential and non-residential commercial real estate properties.

We make loans that are appropriately collateralized under our credit standards. Over 90% of our funded loans are secured by collateral. The table below sets forth information regarding the distribution of our funded loans among various types of collateral at December 31, 2007.

	Funded Loans
		Percent
(dollars in thousands)	Amount	of Total

Business assets	$1,256,858	34.4%
Energy	312,264	8.5%
Highly liquid assets	286,753	7.8%
Real property	1,333,435	36.5%
Rolling stock	48,326	1.3%
U. S. Government guaranty	41,044	1.1%
Other assets	125,313	3.4%
Unsecured	256,239	7.0%

Total	$3,660,232	100.0%

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

Cayman Islands Branch

In June 2003, we received authorization from the Cayman Islands Monetary Authority to establish a branch of our bank in the Cayman Islands. We believe that a Cayman Islands branch of our bank enables us to offer more competitive cash management and deposit products to our core customers. Our Cayman Islands branch consists of an agented office to facilitate our offering of these products. We opened our Cayman Islands branch in September 2003. All deposits in the Cayman Branch come from U.S. based customers of our Bank. Deposits do not originate from foreign sources, and funds transfers neither come from nor go to facilities outside of the U.S. All deposits are in US dollars. As of December 31, 2007, our Cayman Islands deposits totaled $967.5 million.

Employees

As of December 31, 2007, we had 510 full-time employees relating to our continuing operations. None of our employees is represented by a collective bargaining agreement and we consider our relations with our employees to be good.

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

Support of Subsidiary Banks.  Under Federal Reserve policy, a financial holding company is expected to act as a source of financial and managerial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve policy, a holding company may not be inclined to provide it. As discussed below, a financial holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary in order for it to be accepted by the regulators.

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

Capital Adequacy Requirements.  The bank regulators have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banking organizations. Under the guidelines, specific categories of assets and off-balance sheet activities such as letters of credit are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8% (of which at least 4% is required to consist of Tier 1 capital elements).

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

Transactions with Affiliates and Insiders.  Our bank is subject to Section 23A of the Federal Reserve Act which places limits on the amount of loans or extensions of credit to affiliates that it may make. In addition, extensions of credit must be collateralized by Treasury securities or other collateral in prescribed amounts. Most of these loans and other transactions must be secured in prescribed amounts. It also limits the amount of advances to third parties which are collateralized by our securities or obligations or the securities or obligations of any of our non-banking subsidiaries.

Our bank also is subject to Section 23B of the Federal Reserve Act, which, among other things, prohibits an institution from engaging in transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliates. We are subject to restrictions on extensions of credit to executive officers, directors, principal stockholders and their related interests. These restrictions contained in the Federal Reserve Act and Federal Reserve Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

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

Pursuant to regulations promulgated under the Federal Deposit Insurance Corporation Improvement Act, the corrective actions that the banking agencies either must or may take are tied primarily to an institution’s capital levels. In accordance with the framework adopted by the Federal Deposit Insurance Corporation Improvement Act, the banking agencies have developed a classification system, pursuant to which all banks and thrifts will be placed into one of five categories. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized.” A well capitalized bank has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or higher; a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 6% or higher; a leverage ratio (Tier 1 capital to total adjusted assets) of 5% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. Our bank’s total risk-based capital ratio was 10.49% at December 31, 2007 and, as a result, it is currently classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations.

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

As an institution’s capital decreases, the OCC’s enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The OCC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator (the FDIC) if the capital deficiency is not corrected promptly.

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

Financial Modernization Act of 1999.  The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the Modernization Act):

•	allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of non-banking activities than was permissible prior to enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies;

•	allows insurers and other financial services companies to acquire banks; and

•	removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

The USA Patriot Act, the International Money Laundering Abatement and Financial Anti-Terrorism Act and the Bank Secrecy Act.  A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA Patriot Act of 2001 and the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 substantially broadened the scope of United States anti-money laundering laws and penalties, specifically related to the Bank Secrecy Act, and expanded the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of implementing regulations which apply various requirements of the USA Patriot Act to financial institutions such as our bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with relevant laws or regulations, could have serious legal, reputational and financial consequences for the institution. Because of the significance of regulatory emphasis on these requirements, the Company and the Bank will continue to expend significant staffing, technology and financial resources to maintain programs designed to ensure compliance with applicable laws and regulations and an effective audit function for testing our compliance with the Bank Secrecy Act on an ongoing basis.

Forward-Looking Statements

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

Risk Factors Associated With Our Business

We must effectively manage our credit risk.  There are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. The risk of non-payment of loans is inherent in commercial banking. Although we attempt to minimize our credit risk by carefully monitoring the concentration of our loans within specific industries and through prudent loan approval practices in all categories of our lending, we cannot assure you that such monitoring and approval procedures will reduce these lending risks. We cannot assure you that our credit administration personnel, policies and procedures will adequately adapt to changes in conditions affecting customers and the quality of the loan portfolio.

Our results of operation and financial condition would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses.  Experience in the banking industry indicates that a portion of our loans in all categories of our lending business will become delinquent, and some may only be partially repaid or may never be repaid at all. Our methodology for establishing the adequacy of the allowance for loan losses depends on subjective application of risk grades as indicators of borrowers’ ability to repay. Deterioration in general economic conditions and unforeseen risks affecting customers may have an adverse effect on borrowers’ capacity to honor their obligations before risk grades could reflect those changing conditions. In times of improving credit quality, with growth in our loan portfolio, the allowance for loan losses may decrease as a percent of total loans. Changes in economic and market conditions may increase the risk that the allowance would become inadequate if borrowers experience economic and other conditions adverse to their businesses. Maintaining the adequacy of our allowance for loan losses may require that we make significant and unanticipated increases in our provisions for loan losses, which would materially affect our results of operations. Recognizing that many of our loans individually represent a significant percentage of our total allowance for loan losses, adverse collection experience in a relatively small number of loans could require an increase in our allowance. Federal regulators, as an integral part of their respective supervisory functions, periodically review our allowance for loan losses. The regulatory agencies may require us to change classifications or grades on loans, increase the allowance for loan losses with large provisions for loan losses and to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses required by these regulatory agencies could have a negative effect on our results of operations and financial condition. For additional descriptions of risks in the loan portfolio, the methodology for determining, and information related to, the adequacy of the reserve for loan losses, see the Summary of Loan Loss Experience section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The growth plans for the Bank are dependent on the availability of capital and funding.  The Company’s dependence on trust preferred and other forms of debt capital, as well as other short-term sources of funding may become limited by market conditions beyond our control. Pricing of capital, in terms of interest or dividend requirements or dilutive impact on earnings available to shareholders may increase dramatically, and an increase in costs of capital could have a direct impact on operating performance and the ability to achieve growth objectives. Costs of funding could also increase dramatically and affect our growth objectives, as well as our financial performance. Adverse changes in operating performance and financial condition could make capital necessary to support or maintain “well capitalized” status either difficult to obtain or extremely expensive.

Our operations are significantly affected by interest rate levels.  Our profitability is dependent to a large extent on our net interest income, which is the difference between interest income we earn as a result of interest paid to us on loans and investments and interest we pay to third parties such as our depositors and those from whom we borrow funds. Like most financial institutions, we are affected by changes in general interest rate levels, which are currently at relatively low levels, and by other economic factors beyond our control. Interest rate risk can result from mismatches between the dollar amount of repricing or maturing assets and liabilities and from mismatches in the timing and rate at which our assets and liabilities reprice. Although we have implemented strategies which we believe reduce the potential effects of changes in interest rates on our results of operations, these strategies may not always be successful. In addition, any substantial and prolonged increase in market interest rates could reduce our customers’ desire to borrow money from us or adversely affect their ability to repay their outstanding loans by increasing their costs since most of our loans have adjustable interest rates that reset periodically. If our borrowers’ ability to repay is affected, our level of non-performing assets would increase and the amount of interest earned on loans will decrease, thereby having an adverse effect on operating results. Any of these events could adversely affect our results of operations or financial condition.

Our business faces unpredictable economic and business conditions.  General economic conditions and specific business conditions impact the banking industry and our customers’ businesses. The credit quality of our loan portfolio necessarily reflects, among other things, the general economic conditions in the areas in which we conduct our business. Our continued financial success depends somewhat on factors beyond our control, including:

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

Our recent operating results may not be indicative of our future operating results.  We may not be able to sustain our historical rate of growth. Various factors, such as competition, economic conditions, interest rates and regulatory considerations, may impede growth in our business and markets we serve.

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

The risks involved in commercial lending may be material.  We generally invest a greater proportion of our assets in commercial loans than other banking institutions of our size, and our business plan calls for continued efforts to increase our assets invested in these loans. Commercial loans may involve a higher degree of credit risk than some other types of loans due, in part, to their larger average size, the effects of changing economic conditions on commercial loans, the dependency on the cash flow of the borrowers’ businesses to service debt, the sale of assets securing the loans, and disposition of collateral which may not be readily marketable. Losses incurred on a relatively small number of commercial loans could have a materially adverse impact on our results of operations and financial condition.

Real estate lending in our core Texas markets involves risks related to a decline in value of commercial and residential real estate.  Our real estate lending activities, and the exposure to fluctuations in real estate values, are significant and expected to increase. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for our loan portfolio were to decline materially, a significant part of our loan portfolio could become under-collateralized and we may not be able to realize the amount of security that we anticipated at the time of originating the loan. Conditions in certain segments of the real estate industry, including homebuilding, lot development and mortgage lending, may have an effect on values of real estate pledged as collateral in our markets. The inability of purchasers of real estate, including residential real estate, to obtain financing may weaken the financial condition of borrowers dependent on the sale or refinancing of property. Failure to sell some loans held for sale in accordance with contracted terms may result in mark to market charges to other operating income. In addition, after the mark to market, we may transfer the loans into the loans held for investment portfolio where they will then be subject to changes in grade, classification, accrual status, foreclosure, or loss which could have an effect on the adequacy of the allowance for loan losses.

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

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.  The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our customers. In addition, we must be able to protect the computer systems and network infrastructure utilized by us against physical damage, security breaches and service disruption caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and deter potential customers. Although we, with the help of third-party service providers, will continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, the failure of our customers to maintain appropriate security for their systems may increase our risk of loss. We have and will continue to incur costs with the training of our customers about protection of their systems. However, we cannot be assured that this training will be adequate to avoid risk to our customers or, under unknown circumstances to us.

We are subject to extensive government regulation and supervision.  We are subject to extensive federal and state regulation and supervision. See “Business — Regulation and Supervision”. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, operations and growth, among other things. These regulations also impose obligations to maintain appropriate policies, procedures and controls, among other things, to detect, prevent and report money laundering and terrorist financing and to verify the identities of our customers. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. We expend substantial effort and incur costs to improve our systems, audit capabilities, staffing and training in order to satisfy regulatory requirements, but the regulatory authorities may determine that such efforts are insufficient. Failure to comply with relevant laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

Furthermore, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC and NASD that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we have experienced, and may continue to experience, greater compliance costs.

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

New lines of business or new products and services may subject us to additional risks.  From time to time, we may develop and grow new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Corporation’s business, results of operations and financial condition. All service offerings, including current offerings and those which may be provided in the future may become more risky due to changes in economic, competitive and market conditions beyond our control.

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

The holders of our junior subordinated debentures have rights that are senior to those of our shareholders.  As of December 31, 2007, we had $113.4 million in junior subordinated debentures outstanding that were issued to our statutory trusts. The trusts purchased the junior subordinated debentures from us using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

As of December 31, 2007, we conducted business at nine full service banking locations and one operations center. Our operations center houses our loan and deposit operations and the BankDirect call center. We lease the space in which our banking centers and the operations call center are located. These leases expire between July 2009 and June 2015, not including any renewal options that may be available.

The following table sets forth the location of our executive offices, operations center and each of our banking centers.

Type of Location	Address

Executive offices, banking location	2100 McKinney Avenue Suite 900 Dallas, Texas 75201

Operations center	6060 North Central Expressway Suite 800 Dallas, Texas 75206

Banking location	14131 Midway Road Suite 100 Addison, Texas 75001

Banking location	5910 North Central Expressway Suite 150 Dallas, Texas 75206

Banking location	5800 Granite Parkway Suite 150 Plano, Texas 75024

Banking location	500 Throckmorton Suite 300 Fort Worth, Texas 76102

Banking location	114 W. 7th St. Suite 100 Austin, Texas 78701

Banking location	745 East Mulberry Street Suite 350 San Antonio, Texas 78212

Banking location	7373 Broadway Suite 100 San Antonio, Texas 78209

Banking location	One Riverway Suit 150 Houston, Texas 77056

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on our results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on The NASDAQ National Market on August 13, 2003, and is traded under the symbol “TCBI”. Our common stock was not publicly traded, nor was there an established market therefore, prior to August 13, 2003. On February 22, 2008 there were approximately 435 holders of record of our common stock.

No cash dividends have ever been paid by us on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our principal source of funds to pay cash dividends on our common stock would be cash dividends from our bank. The payment of dividends by our bank is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities.

The following table presents the range of high and low bid prices reported on The NASDAQ National Market for each of the four quarters of 2006 and 2007.

	Price Per Share
Quarter Ended	High	Low

March 31, 2006	$24.17	$20.57
June 30, 2006	24.92	21.45
September 30, 2006	23.92	18.08
December 31, 2006	20.75	18.11
March 31, 2007	21.88	18.51
June 30, 2007	23.31	19.77
September 30, 2007	23.49	19.54
December 31, 2007	22.94	17.78

Equity Compensation Plan Information

	Number of Securities	Weighted Average	Number of Securities
	to be Issued Upon	Exercise Price of	Remaining Available
	Exercise Price of	Outstanding	for Future Issuance
	Outstanding Options,	Options, Warrants	Under Equity
Plan category	Warrants and Rights	and Rights	Compensation Plans

Equity compensation plans approved by security holders	2,881,787	$13.28	510,749
Equity compensation plans not approved by security holders(1)	84,274	6.80	—

Total	2,966,061	$13.10	510,749

(1)	Refers to deferred compensation agreement. See further discussion in Note 10 to the Consolidated Financial Statements.

Stock Performance Graph

The following table and graph sets forth the cumulative total stockholder return for the Company’s common stock beginning on August 12, 2003, the date of the Company’s initial public offering compared to an overall stock market index (Russell 2000 Index) and the Company’s peer group index (NASDAQ Bank Index). The Russell 2000 Index and NASDAQ Bank Index are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on August 12, 2003. The performance graph represents past performance and should not be considered to be an indication of future performance.

	August 12,	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2003	2004	2005	2006	2007

Texas Capital (TCBI)	$11.00	$14.48	$21.62	$22.38	$19.88	$18.25
Russell 2000 Index RTY	466.95	556.91	658.72	681.26	796.70	775.75
NASDAQ Bank Index CBNK	2,535.62	2,899.18	3,288.71	3,154.28	3,498.55	2,746.89

TCBI Stock Performance Graph

Source: Bloomberg

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

(in thousands, except per share,	At or For The Year Ended December 31
average share and percentage data)	2007	2006	2005	2004	2003

Consolidated Operating Data(1)(3)
Interest income	$290,207	$237,125	$159,459	$107,828	$85,484
Interest expense	149,540	119,312	65,329	35,965	32,329

Net interest income	140,667	117,813	94,130	71,863	53,155
Provision for loan losses	14,000	4,000	—	1,688	4,025

Net interest income after provision for loan losses	126,667	113,813	94,130	70,175	49,130
Non-interest income	19,712	17,041	12,001	10,197	10,892
Non-interest expense	98,606	86,912	65,344	50,381	48,380

Income from continuing operations before income taxes	47,773	43,942	40,787	29,991	11,642
Income tax expense (benefit)	16,420	14,961	13,860	10,006	(2,192)

Income from continuing operations	31,353	28,981	26,927	19,985	13,834
Income (loss) from discontinued operations	(1,931)	(57)	265	(425)	—

Net income	$29,422	$28,924	$27,192	$19,560	$13,834

Consolidated Balance Sheet Data(1)(3)
Total assets	$4,286,718	$3,658,505	$3,003,430	$2,583,211	$2,192,875
Loans held for investment	3,462,608	2,722,097	2,075,961	1,564,578	1,229,773
Loans held for sale	174,166	199,014	72,383	91,585	80,780
Loans held for sale from discontinued operations	731	16,844	38,795	27,952	—
Securities available-for-sale	467,314	532,053	630,482	804,544	775,338
Deposits	3,066,377	3,069,330	2,495,179	1,789,887	1,445,030
Federal funds purchased	344,813	165,955	103,497	113,478	78,961
Other borrowings	439,038	45,604	162,224	481,513	466,793
Trust preferred subordinated debentures	113,406	113,406	46,394	20,620	20,620
Stockholders’ equity	295,138	253,515	215,523	195,275	171,756

(in thousands, except per share,	At or For The Year Ended December 31
average share and percentage data)	2007	2006	2005	2004	2003

Other Financial Data(3)
Income per share:
Basic
Income from continuing operations	$1.20	$1.12	$1.05	$.79	$.62
Net income	1.12	1.11	1.06	.77	.62
Diluted
Income from continuing operations	1.18	1.10	1.01	.76	.60
Net income	1.10	1.09	1.02	.75	.60
Tangible book value per share(4)	10.92	9.32	8.19	7.61	6.81
Book value per share(4)	11.22	9.82	8.68	7.57	6.74
Weighted average shares:
Basic	26,187,084	25,945,065	25,619,594	25,260,526	21,332,746
Diluted	26,678,571	26,468,811	26,645,198	26,234,637	23,118,804
Selected Financial Ratios:
Performance Ratios(3)
From continuing operations:
Net interest margin	3.83%	3.85%	3.66%	3.25%	2.87%
Return on average assets	.80%	.88%	.97%	.84%	.70%
Return on average equity	11.51%	12.62%	13.16%	10.97%	9.71%
Efficiency ratio (excludes securities gains)	61.48%	64.45%	61.57%	61.40%	76.33%
Non-interest expense to average earning assets	2.67%	2.82%	2.52%	2.26%	2.43%
From consolidated:
Net interest margin	3.83%	4.01%	3.91%	3.37%	2.87%
Return on average assets	.75%	.87%	.97%	.82%	.70%
Return on average equity	10.80%	12.59%	13.29%	10.74%	9.71%
Asset Quality Ratios
Net charge-offs (recoveries) to average loans (2)	.07%	.08%	(.01)%	.05%	.08%
Reserve to loans held for investment(2)	.95%	.77%	.91%	1.20%	1.44%
Reserve to non-performing loans	1.3	x	1.9	x	2.2	x	3.1	x	1.7x
Non-accrual loans to loans(2)	.62%	.33%	.27%	.37%	.83%
Non-performing loans to loans(2)	.74%	.41%	.41%	.39%	.83%

(in thousands, except per share,	At or For The Year Ended December 31
average share and percentage data)	2007	2006	2005	2004	2003

Capital and Liquidity Ratios
Total capital ratio	10.56%	11.16%	10.83%	11.67%	13.14%
Tier 1 capital ratio	9.41%	9.68%	10.09%	10.72%	12.00%
Tier 1 leverage ratio	9.38%	9.18%	8.68%	8.31%	8.82%
Average equity/average assets	6.98%	6.96%	7.40%	7.68%	7.16%
Tangible equity/assets(4)	6.72%	6.72%	6.94%	7.40%	7.76%
Average net loans/average deposits	103.64%	93.89%	89.74%	92.56%	91.49%

(1)	The consolidated statement of operating data and consolidated balance sheet data presented above for the five most recent fiscal years ended December 31 have been derived from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, our independent registered public accounting firm. The historical results are not necessarily indicative of the results to be expected in any future period.

(2)	Excludes loans held for sale.

(3)	2007, 2006, 2005 and 2004 financial data and ratios reflect from continuing operations unless otherwise noted. 2003 financial data has not been restated to reflect continuing operations as operating results from discontinued operations were either not meaningful or not applicable.

(4)	Excludes unrealized gains/losses on securities.

Consolidated Interim Financial Information (Unaudited)

	2007 Selected Quarterly Financial Data
(in thousands except per share data)	Fourth	Third	Second	First

Interest income	$74,257	$76,368	$72,419	$67,163
Interest expense	36,487	39,609	37,948	35,496

Net interest income	37,770	36,759	34,471	31,667
Provision for loan losses	9,300	2,000	1,500	1,200

Net interest income after provision for loan losses	28,470	34,759	32,971	30,467
Non-interest income	4,641	4,647	5,288	5,136
Non-interest expense	23,206	25,894	25,411	24,095

Income from continuing operations before income taxes	9,905	13,512	12,848	11,508
Income tax expense	3,367	4,668	4,463	3,922

Income from continuing operations	6,538	8,844	8,385	7,586
Income (loss) from discontinued operations (after-tax)	(1,185)	(602)	(180)	36

Net income	$5,353	$8,242	$8,205	$7,622

Basic earnings per share:
Income from continuing operations	$.25	$.34	$.32	$.29

Net income	$.20	$.31	$.31	$.29

Diluted earnings per share:
Income from continuing operations	$.24	$.33	$.31	$.29

Net income	$.20	$.31	$.31	$.29

Average shares:
Basic	26,301,000	26,212,000	26,145,000	26,087,000

Diluted	26,791,000	26,767,000	26,711,000	26,441,000

	2006 Selected Quarterly Financial Data
(in thousands except per share data)	Fourth	Third	Second	First

Interest income	$66,178	$62,848	$57,434	$50,666
Interest expense	34,346	32,747	28,421	23,799

Net interest income	31,832	30,101	29,013	26,867
Provision for loan losses	1,000	750	2,250	—

Net interest income after provision for loan losses	30,832	29,351	26,763	26,867
Non-interest income	4,833	4,478	3,989	3,742
Non-interest expense	23,993	21,635	21,156	20,129

Income from continuing operations before income taxes	11,672	12,194	9,596	10,480
Income tax expense	3,958	4,157	3,273	3,573

Income from continuing operations	7,714	8,037	6,323	6,907
Income (loss) from discontinued operations (after-tax)	356	(167)	18	(264)

Net income	$8,070	$7,870	$6,341	$6,643

Basic earnings per share:
Income from continuing operations	$.30	$.31	$.24	$.27

Net income	$.31	$.30	$.24	$.26

Diluted earnings per share:
Income from continuing operations	$.29	$.30	$.24	$.26

Net income	$.31	$.30	$.24	$.25

Average shares:
Basic	26,047,000	25,998,000	25,907,000	25,825,000

Diluted	26,374,000	26,412,000	26,525,000	26,568,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Our Operating Results

We commenced operations in December 1998. An important aspect of our growth strategy has been our ability to service and effectively manage a large number of loans and deposit accounts in multiple markets in Texas. Accordingly, we created an operations infrastructure sufficient to support state-wide lending and banking operations.

The following discussions and analyses present the significant factors affecting our financial condition as of December 31, 2007 and 2006 and results of operations for each of the three years in the period ended December 31, 2007. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing later in this report. Please also note the below description about our discontinued operations and how it is reflected in the following discussions of our financial condition and results of operations.

On October 16, 2006, we completed the sale of our residential mortgage lending division (RML). The sale was effective as of September 30, 2006, and, accordingly, all operating results for this discontinued component of our operations were reclassified to discontinued operations. All prior periods were restated to reflect the change. Subsequent to the end of the first quarter of 2007, Texas Capital Bank and the purchaser of its residential mortgage loan division (RML) agreed to terminate and settle the contractual arrangements related to the sale of the division. We have completed the exiting of RML’s activities. Our mortgage warehouse operations were not part of the sale, and are included in the results from continuing operations. Except as otherwise noted, all amounts and disclosures throughout this document reflect only the Company’s continuing operations.

On March 30, 2007, Texas Capital Bank completed the sale of its TexCap Insurance Services subsidiary; the sale was, accordingly, reported as a discontinued operation. Historical operating results of TexCap and the net after-tax gain of $1.09 million from the sale are reflected as discontinued operations in the financial statements and schedules. All prior periods have been restated to reflect the change. Except as otherwise noted, all amounts and disclosures throughout this document reflect only the Company’s continuing operations.

Year ended December 31, 2007 compared to year ended December 31, 2006

We recorded net income of $31.4 million for the year ended December 31, 2007 compared to $29.0 million for the same period in 2006. Diluted income per common share was $1.18 for 2007 and $1.10 for the same period in 2006. Returns on average assets and average equity were 0.80% and 11.51%, respectively, for the year ended December 31, 2007 compared to 0.88% and 12.62%, respectively, for the same period in 2006.

The increase in net income for the year ended December 31, 2007 over the same period of 2006 was primarily due to an increase in net interest income and non-interest income, offset by an increase in non-interest expense and provision for loan losses. Net interest income increased by $22.9 million, or 19.4%, to $140.7 million for the year ended December 31, 2007 compared to $117.8 million for the same period in 2006. The increase in net interest income was primarily due to an increase of $609.1 million in average earning assets, offset by a 2 basis point decrease in the net interest margin.

Non-interest income increased by $2.7 million, or 15.9%, during the year ended December 31, 2007 to $19.7 million, compared to $17.0 million during the same period in 2006. The increase was primarily due to an increase in equipment rental income, which increased $2.2 million to $6.1 million for the year ended December 31, 2007, compared to $3.9 million for the same period in 2006 related to expansion of our operating lease portfolio. Trust income increased by $901,000 to $4.7 million during the year ended December 31, 2007 compared to $3.8 million for the same period in 2006, due to continued growth in trust assets. Offsetting these increases was the reduced contribution from mortgage warehouse, including brokered loan fees and mark to market adjustments of $1.3 million.

Non-interest expense increased by $11.7 million, or 13.5%, to $98.6 million during the year ended December 31, 2007 compared to $86.9 million during the same period in 2006. This increase is primarily related to a $6.0 million increase in salaries and employee benefits resulting primarily from growth. Occupancy expense increased by $447,000 to $8.4 million during the year ended December 31, 2007 compared to the same period in 2006 and is related to our general business growth. Leased equipment depreciation increased $1.9 million to $5.0 million during the year ended December 31, 2007 from $3.1 million related to expansion of our operating lease portfolio. Marketing expense decreased $78,000 to $3.0 million during the year ended December 31, 2007 from $3.1 million during the same period in 2006. Legal and professional expense increased $759,000 to $7.2 million during the year ended December 31, 2007, compared to $6.5 million for the same period in 2006 mainly related to growth and increased cost of compliance with laws and regulations.

Year ended December 31, 2006 compared to year ended December 31, 2005

We recorded net income of $29.0 million for the year ended December 31, 2006 compared to $26.9 million for the same period in 2005. Diluted income per common share was $1.10 for 2006 and $1.01 for the same period in 2005. Returns on average assets and average equity were 0.88% and 12.62%, respectively, for the year ended December 31, 2006 compared to 0.97% and 13.16%, respectively, for the same period in 2005.

The increase in net income for the year ended December 31, 2006 over the same period of 2005 was primarily due to an increase in net interest income and non-interest income, offset by an increase in non-interest expense and provision for loan losses. Net interest income increased by $23.7 million, or 25.2%, to $117.8 million for the year ended December 31, 2006 compared to $94.1 million for the same period in 2005. The increase in net interest income was primarily due to an increase of $491.5 million in average earning assets, coupled with a 19 basis point improvement in the net interest margin.

Non-interest income increased by $5.0 million, or 41.7%, during the year ended December 31, 2006 to $17.0 million, compared to $12.0 million during the same period in 2005. The increase was primarily due to an increase in equipment rental income, which increased $3.7 million to $3.9 million for the year ended December 31, 2006, compared to $236,000 for the same period in 2005 related to expansion of our operating lease portfolio. Trust income increased by $1.1 million to $3.8 million during the year ended December 31, 2006 compared to $2.7 million for the same period in 2005, due to continued growth in trust assets. Brokered loan fees increased $270,000 to $2.0 million for the year ended December 31, 2006, compared to $1.8 million for the same period in 2005.

Non-interest expense increased by $21.6 million, or 33.1%, to $86.9 million during the year ended December 31, 2006 compared to $65.3 million during the same period in 2005. This increase is primarily related to a $12.1 million increase in salaries and employee benefits. The increase in salaries and employee benefits resulted from the total number of employees related to the addition of the premium finance business and general business growth. Occupancy expense increased by $1.9 million to $8.0 million during the year ended December 31, 2006 compared to the same period in 2005 and is related to our general business growth. Leased equipment depreciation increased $2.9 million to $3.1 million during the year ended December 31, 2006 from $194,000 related to expansion of our operating lease portfolio. Marketing expense increased $116,000 to $3.1 million during the year ended December 31, 2006 from $3.0 million during the same period in 2005. Legal and professional expense increased $1.5 million to $6.5 million during the year ended December 31, 2006, compared to $5.0 million for the same period in 2005 mainly related to growth and increased cost of compliance with laws and regulations.

Net Interest Income

Net interest income was $140.7 million for the year ended December 31, 2007 compared to $117.8 million for the same period of 2006. The increase in net interest income was primarily due to an increase of $609.1 million in average earning assets, offset by a 2 basis point decrease in the net interest margin, which resulted from the repricing of our earning assets with decreasing rates and change in our funding mix. The increase in average earning assets from 2006 included a $690.8 million increase in average net loans offset by an $82.3 million decrease in average securities. For the year ended December 31, 2007, average net loans and securities represented 87% and 13%, respectively, of average earning assets compared to 81% and 19%, respectively, in 2006.

Average interest bearing liabilities increased $553.0 million from the year ended December 31, 2006, which included a $414.4 million increase in interest bearing deposits and a $99.7 million decrease in other borrowings. For the same periods, the average balance of demand deposits increased slightly to $463.1 million from $462.3 million. The average cost of interest bearing liabilities increased from 4.61% for the year ended December 31, 2006 to 4.76% in 2007, reflecting the shift in interest bearing liabilities. Of the increase in average interest bearing liabilities, total borrowings grew due to combined effects of maturities of transaction-specific deposits and strong loan growth during the fourth quarter of 2007.

Net interest income was $117.8 million for the year ended December 31, 2006 compared to $94.1 million for the same period of 2005. The increase in net interest income was primarily due to an increase of $491.5 million in average earning assets, coupled with a 19 basis point improvement in the net interest margin, which resulted from the repricing of our earning assets with rising rates. The increase in average earning assets from 2006 included a $650.4 million increase in average net loans offset by a $138.4 million decrease in average securities. For the year ended December 31, 2007, average net loans and securities represented 81% and 19%, respectively, of average earning assets compared to 72% and 27%, respectively, in 2006.

Average interest bearing liabilities increased $452.0 million from the year ended December 31, 2005, which included a $549.0 million increase in interest bearing deposits offset by a $144.8 million decrease in other borrowings. For the same periods, the average balance of demand deposits increased 12.7% to $462.3 million from $410.2 million. The average cost of interest bearing liabilities increased from 3.06% for the year ended December 31, 2005 to 4.61% in 2006, reflecting the rise in market interest rates.

Volume/Rate Analysis

	Years Ended December 31,
	2007/2006			2006/2005
		Change Due to(1)			Change Due to(1)
(in thousands)	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate

Interest income:
Securities(2)	$(3,418)	$(3,854)	$436	$(4,404)	$(6,041)	$1,637
Loans	56,477	57,850	(1,373)	82,705	44,163	38,542
Federal funds sold	27	31	(4)	(546)	(566)	20
Deposits in other banks	(2)	—	(2)	(91)	(114)	23

	53,084	54,027	(943)	77,664	37,442	40,222
Interest expense :
Transaction deposits	(259)	(94)	(165)	102	(18)	120
Savings deposits	3,269	3,221	48	14,923	2,908	12,015
Time deposits	5,608	2,916	2,692	11,161	3,303	7,858
Deposits in foreign branches	13,127	14,494	(1,367)	23,286	12,188	11,098
Borrowed funds	8,483	7,569	914	4,511	(1,019)	5,530

	30,228	28,106	2,122	53,983	17,362	36,621

Net interest income	$22,856	$25,921	$(3,065)	$23,681	$20,080	$3,601

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.

Net interest margin, the ratio of net interest income to average earning assets, decreased from 3.85% in 2006 to 3.83% in 2007. This decrease was due primarily to a 17 basis point increase in the yield on earning assets coupled with a 15 basis point increase in the cost of interest bearing liabilities.

Net interest margin, the ratio of net interest income to average earning assets, increased from 3.66% in 2005 to 3.85% in 2006. This increase was due primarily to a 153 basis point increase in the yield on earning assets coupled with a 155 basis point increase in the cost of interest bearing liabilities.

Consolidated Daily Average Balances, Average Yields and Rates

	Year Ended December 31
	2007			2006			2005
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(in *thousands)	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Assets
Securities — Taxable	$443,386	$21,151	4.77%	$525,422	$24,573	4.68%	$663,723	$28,972	4.37%
Securities — Non-taxable(2)	48,291	2,676	5.54%	48,604	2,673	5.50%	48,685	2,677	5.50%
Federal funds sold	1,903	92	4.83%	1,295	65	5.02%	17,682	611	3.46%
Deposits in other banks	1,175	54	4.60%	1,174	56	4.77%	5,309	147	2.77%
Loans held for sale	155,046	10,721	6.91%	120,466	8,444	7.01%	67,438	4,113	6.10%
Loans	3,068,452	256,450	8.36%	2,408,427	202,249	8.40%	1,810,298	123,876	6.84%
Less reserve for loan losses	23,430	—	—	19,656	—	—	18,872	—	—

Loans, net	3,200,068	267,171	8.35%	2,509,237	210,693	8.40%	1,858,864	127,989	6.89%

Total earning assets	3,694,823	291,144	7.88%	3,085,732	238,060	7.71%	2,594,263	160,396	6.18%
Cash and other assets	205,018			214,375			169,225

Total assets	$3,899,841			$3,300,107			$2,763,488

	Year Ended December 31
	2007			2006			2005
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(in *thousands)	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Liabilities and stockholders’ equity
Transaction deposits	$98,159	$923	0.94%	$106,602	$1,182	1.11%	$108,459	$1,080	1.00%
Savings deposits	831,370	35,487	4.27%	755,817	32,218	4.26%	647,039	17,295	2.67%
Time deposits	702,248	35,783	5.10%	640,369	30,175	4.71%	545,603	19,014	3.48%
Deposits in foreign branches	992,837	49,052	4.94%	707,423	35,925	5.08%	360,142	12,639	3.51%

Total interest bearing deposits	2,624,614	121,245	4.62%	2,210,211	99,500	4.50%	1,661,243	50,028	3.01%
Other borrowings	402,540	20,038	4.98%	302,840	14,373	4.75%	447,623	13,443	3.00%
Trust preferred subordinated debentures	113,406	8,257	7.28%	74,526	5,439	7.30%	26,694	1,858	6.96%

Total interest bearing liabilities	3,140,560	149,540	4.76%	2,587,577	119,312	4.61%	2,135,560	65,329	3.06%
Demand deposits	463,142			462,279			410,213
Other liabilities	23,817			20,536			13,178
Stockholders’ equity	272,322			229,715			204,537

Total liabilities and stockholders’ equity	$3,899,841			$3,300,107			$2,763,488

Net interest income		$141,604			$118,748			$95,067
Net interest margin			3.83%			3.85%			3.66%
Net interest spread			3.12%			3.10%			3.12%

(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2) Taxable equivalent rates used where applicable.

Additional information from discontinued operations:

Loans held for sale from discontinued operations	$4,546			$28,659			$29,557
Borrowed funds	4,546			28,659			29,557
Net interest income		$180			$6,026			$7,441
Net interest margin — consolidated			3.83%			4.01%			3.91%

Non-interest Income

	Year Ended December 31
(in thousands)	2007	2006	2005

Service charges on deposit accounts	$4,091	$3,306	$3,223
Trust fee income	4,691	3,790	2,739
Bank owned life insurance (BOLI) income	1,198	1,134	1,136
Brokered loan fees	1,870	2,029	1,759
Equipment rental income	6,138	3,908	236
Other(1)	1,724	2,874	2,908

Total non-interest income	$19,712	$17,041	$12,001

(1)	Other income includes such items as letter of credit fees, rental income, mark to market on mortgage warehouse loans, and other general operating income, none of which account for 1% or more of total interest income and non-interest income.

Non-interest income increased by $2.7 million, or 15.9%, during the year ended December 31, 2007 to $19.7 million, compared to $17.0 million during the same period in 2006. The increase was primarily due to an increase in equipment rental income, which increased $2.2 million to $6.1 million for the year ended

December 31, 2007, compared to $3.9 million for the same period in 2006 related to expansion of our operating lease portfolio. Trust income increased by $900,000 to $4.7 million during the year ended December 31, 2007 compared to $3.8 million for the same period in 2006 due to continued growth in trust assets. Brokered loan fees decreased $159,000 to $1.9 million for the year ended December 31, 2007, compared to $2.0 million for the same period in 2006, primarily related to the reduced contribution from mortgage warehouse. Also included in the reduced contribution from mortgage warehouse is $1.3 million of mortgage loan mark to market adjustments which are included in other non-interest income.

Non-interest income increased by $5.0 million, or 41.7%, during the year ended December 31, 2006 to $17.0 million, compared to $12.0 million during the same period in 2005. The increase was primarily due to an increase in equipment rental income, which increased $3.7 million to $3.9 million for the year ended December 31, 2006, compared to $236,000 for the same period in 2005 related to expansion of our operating lease portfolio. Trust income increased by $1.1 million to $3.8 million during the year ended December 31, 2006 compared to $2.7 million for the same period in 2005 due to continued growth in trust assets. Brokered loan fees increased $270,000 to $2.0 million for the year ended December 31, 2006, compared to $1.8 million for the same period in 2005.

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

Non-interest Expense

	Year Ended December 31
(in thousands)	2007	2006	2005

Salaries and employee benefits	$56,608	$50,582	$38,475
Net occupancy expense	8,430	7,983	6,048
Leased equipment depreciation	4,958	3,097	194
Marketing	3,004	3,082	2,966
Legal and professional	7,245	6,486	4,957
Communications and data processing	3,357	3,130	2,897
Other(1)	15,004	12,552	9,807

Total non-interest expense	$98,606	$86,912	$65,344

(1)	Other expense includes such items as courier expenses, regulatory assessments, due from bank charges, and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the year ended December 31, 2007 increased $11.7 million compared to the same period of 2006. This increase is due primarily to a $6.0 million increase in salaries and employee benefits, of which $1.9 million relates to increased compensation expense related to share-based awards accounted for under FAS 123R. The remaining increase in salaries and employee benefits resulted from growth.

Occupancy expense increased by $447,000 million to $8.4 million during the year ended December 31, 2007 compared to the same period in 2006 and is related to our general business growth. Leased equipment depreciation increased $1.9 million to $5.0 million during the year ended December 31, 2007, from $3.1 million in 2006 related to expansion of our operating lease portfolio.

Marketing expense for the year ended December 31, 2007, decreased $78,000, or 2.5%, compared to 2006. Marketing expense for the year ended December 31, 2007 included $442.6 of direct marketing and promotions and $1.7 million in business development compared to direct marketing and promotions of $200,000 and business development of $1.8 million during 2006. Marketing expense for the year ended

December 31, 2007 also included $835,000 for the purchase of miles related to the American Airlines AAdvantage® program compared to $1.1 million during 2006. Marketing may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets.

Legal and professional expenses increased $759,000, or 11.7%, mainly related to growth and increased cost of compliance with laws and regulations. Regulatory and compliance costs continue to be a factor in our expense growth and we anticipate that they will continue to increase. Communications and data processing expense for the year ended December 31, 2007 increased $227,000, or 7.3% as a result of growth and some improvements in technology.

Non-interest expense for the year ended December 31, 2006 increased $21.6 million compared to the same period of 2005. This increase is due primarily to a $12.1 million increase in salaries and employee benefits, of which $2.8 million relates to increased compensation expense related to share-based awards accounted for under FAS 123R. The remaining increase in salaries and employee benefits resulted from growth, including higher level of variable incentives.

Occupancy expense increased by $1.9 million to $8.0 million during the year ended December 31, 2006 compared to the same period in 2005 and is related to our general business growth. Leased equipment depreciation increased $2.9 million to $3.1 million during the year ended December 31, 2006, from $194,000 in 2005 related to expansion of our operating lease portfolio.

Marketing expense for the year ended December 31, 2006, increased $116,000, or 3.9%, compared to 2005. Marketing expense for the year ended December 31, 2006 included $200,000 of direct marketing and promotions and $1.8 million in business development compared to direct marketing and promotions of $195,000 and business development of $1.5 million during 2005. Marketing expense for the year ended December 31, 2006 also included $1.1 million for the purchase of miles related to the American Airlines AAdvantage® program compared to $1.3 million during 2005. Marketing may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets.

Legal and professional expenses increased $1.5 million, or 30.0%, mainly related to growth and increased cost of compliance with laws and regulations. Communications and data processing expense for the year ended December 31, 2006 increased $233,000, or 8.0% as a result of growth and some improvements in technology.

Analysis of Financial Condition

Loan Portfolio

Our loan portfolio has grown at an annual rate of 30%, 36% and 25% in 2005, 2006 and 2007, respectively, reflecting the build-up of our lending operations. Our business plan focuses primarily on lending to middle market businesses and high net worth individuals, and as such, commercial and real estate loans have comprised a majority of our loan portfolio since we commenced operations, comprising 77% of total loans at December 31, 2007. Construction loans have decreased from 20% of the portfolio at December 31, 2003 to 16% of the portfolio at December 31, 2007. Consumer loans generally have represented 1% or less of the portfolio from December 31, 2003 to December 31, 2007. Loans held for sale, which relates to our mortgage warehouse operations and are principally mortgage loans being warehoused for sale (typically within 30 days), fluctuate based on the level of market demand in the product. Due to recent market conditions experienced in the mortgage industry, some loans have not been sold within the normal timeframe. As a result, we have transferred some loans to the loans held for investment portfolio. Loans are transferred at a lower of cost or market basis.

We originate substantially all of the loans held in our portfolio, except select loan participations and syndications, which are underwritten independently by us prior to purchase, and certain USDA and SBA government guaranteed loans that we purchase in the secondary market.

The following summarizes our loan portfolios by major category as of the dates indicated:

	December 31
(in thousands)	2007	2006	2005	2004	2003

Commercial	$2,035,049	$1,602,577	$1,182,734	$818,156	$608,542
Construction	573,459	538,586	387,163	328,074	256,134
Real estate	773,970	530,377	478,634	397,029	339,069
Consumer	28,334	21,113	19,962	15,562	16,564
Equipment leases	74,523	45,280	16,337	9,556	13,152
Loans held for sale	174,166	199,014	72,383	91,585	77,978

Total	$3,659,501	$2,936,947	$2,157,213	$1,659,962	$1,311,439

We continue to lend primarily in Texas. As of December 31, 2007, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. Within the loan portfolio, loans to the services industry were $1.4 billion, or 37%, of total loans at December 31, 2007. Other notable concentrations include $360.9 million in personal/household loans (which includes loans to certain high net worth individuals for commercial purposes and mortgage loans held for sale, in addition to consumer loans), $567.1 million to the contracting — construction and real estate development industry, $417.4 million in petrochemical and mining loans and $393.3 million in investors and investment management company loans. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

Loan Maturity and Interest Rate Sensitivity on December 31, 2007

		Remaining Maturities of Selected Loans
(in thousands)	Total	Within 1 Year	1-5 Years	After 5 Years

Loan maturity:
Commercial	$2,035,049	$943,974	$997,723	$93,352
Construction	573,459	298,436	253,377	21,646

Total	$2,608,508	$1,242,410	$1,251,100	$114,998

Interest rate sensitivity for selected loans with:
Predetermined interest rates	$340,904	$199,225	$114,336	$27,343
Floating or adjustable interest rates	2,267,604	1,043,185	1,136,764	87,655

Total	$2,608,508	$1,242,410	$1,251,100	$114,998

Summary of Loan Loss Experience

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the collectibility of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $14.0 million for the year ended December 31, 2007, $4.0 million for the year ended December 31, 2006, and no provision for 2005.

The reserve for loan losses is comprised of specific reserves for impaired loans and an estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We regularly evaluate our reserve for loan losses to maintain an adequate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of reserves include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All loan commitments rated substandard or worse and greater than $1,000,000 are specifically reviewed for impairment. For loans deemed to be impaired, a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans greater than $50,000. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate that portion of the required reserve assigned to unfunded loan commitments. Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.

The reserve allocation percentages assigned to each credit grade have been developed based primarily on an analysis of our historical loss rates, and historical loss rates at selected peer banks, adjusted for certain qualitative factors. Qualitative adjustments for such things as general economic conditions, changes in credit policies and lending standards, and changes in the trend and severity of problem loans, can cause the estimation of future losses to differ from past experience. In addition, the reserve considers the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio. The portion of the allowance that is not derived by the allowance allocation percentages compensates for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We evaluate many factors and conditions in determining the unallocated portion of the allowance, including the economic and business conditions affecting key lending areas, credit quality trends and general growth in the portfolio. The allowance is considered adequate and appropriate, given management’s assessment of potential losses within the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in the Company’s market areas and other factors.

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

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $32.8 million at December 31, 2007, $21.0 million at December 31, 2006 and $18.9 million at December 31, 2005. The reserve percentage increased to 0.95% at year-end 2007 from 0.77% and 0.91% of loans held for investment at December 31, 2006 and 2005, respectively. At December 31, 2007, we believe the reserve is sufficient to cover all reasonably expected losses in the portfolio and has been derived from consistent application of the methodology described above.

The table below presents a summary of our loan loss experience for the past five years.

Summary of Loan Loss Experience

	Year ended December 31
(in thousands, except percentage and multiple data)	2007		2006		2005		2004		2003

Beginning balance	$21,003		$18,897		$18,698		$17,727		$14,538
Loans charged-off:
Commercial	2,528		2,525		410		258		50
Real estate — Construction	313		—		—		—		402
Real estate — Mortgage	—		—		28		—		—
Consumer	48		3		93		157		5
Equipment leases	81		76		66		939		618

Total	2,970		2,604		597		1,354		1,075
Recoveries:
Commercial	642		462		569		148		78
Consumer	15		1		2		—		—
Equipment leases	131		247		225		489		161

	788		710		796		637		239
Net charge-offs (recoveries)	2,182		1,894		(199)		717		836
Provision for loan losses	14,000		4,000		—		1,688		4,025

Ending balance	$32,821		$21,003		$18,897		$18,698		$17,727

Reserve to loans held for investment(2)	.95%		.77%		.91%		1.20%		1.44%
Net charge-offs (recoveries) to average loans(2)	.07%		.08%		(.01)%		.05%		.08%
Provision for loan losses to average loans(2)	.46%		.17%		.00%		.12%		.37%
Recoveries to gross charge-offs	26.53%		27.27%		133.33%		47.05%		22.23%
Reserve as a multiple of net charge-offs	15.0	x	11.1	x	N/M		26.1	x	21.2	x
Non-performing and renegotiated loans:
Non-accrual(1)	$21,385		$9,088		$5,657		$5,850		$10,217
Loans past due (90 days)(3)(4)	4,147		2,142		2,795		209		7

Total	$25,532		$11,230		$8,452		$6,059		$10,224

Other real estate owned(4)	$2,671		$882		$158		$180		$64
Reserve to non-performing loans	1.3	x	1.9	x	2.2	x	3.1	x	1.7x

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $999,000, $518,000 and $121,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

(2)	Excludes loans held for sale.

(3)	At December 31, 2007, loans past due 90 days and still accruing includes premium finance loans of $1.8 million (44% of total). These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(4)	At December 31, 2007, non-performing assets include $4.1 million of mortgage warehouse loans which were transferred to the loans held for investment portfolio at lower of cost or market.

Loan Loss Reserve Allocation

	December 31
(in thousands, except	2007		2006		2005		2004		2003
percentage data)	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans

Loan category:
Commercial	$17,601	55%	$9,932	54%	$9,996	53%	$6,829	48%	$6,376	46%
Construction	5,032	16	4,081	18	2,346	18	2,701	19	2,608	20
Real estate(1)	4,736	26	2,910	25	3,095	27	2,136	31	2,113	32
Consumer	1,989	1	589	1	115	1	371	1	93	1
Equipment leases	723	2	482	2	395	1	457	1	932	1
Unallocated	2,740	—	3,009	—	2,950	—	6,204	—	5,605	—

Total	$32,821	100%	$21,003	100%	$18,897	100%	$18,698	100%	$17,727	100%

(1)	Includes loans held for sale.

Non-performing Assets

Non-performing assets include non-accrual loans and equipment leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. The table below summarizes our non-accrual loans by type:

	Year Ended December 31
(in thousands)	2007	2005	2006

Non-accrual loans:(1)
Commercial	$14,693	$5,587	$4,931
Construction	4,147	—	61
Real estate	2,453	3,417	464
Consumer	90	63	51
Equipment leases	2	21	150

Total non-accrual loans	$21,385	$9,088	$5,657

Loans past due (90 days)(2)(3)	$4,147	$2,142	$2,795
Other repossessed assets:
Other real estate owned(3)	2,671	882	—
Other repossessed assets	45	135	158

Total other repossessed assets	2,716	1,017	158

Total non-performing assets	$28,248	$12,247	$8,610

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $999,000, $518,000 and $121,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

(2)	At December 31, 2007, loans past due 90 days and still accruing includes premium finance loans of $1.8 million (44% of total). These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(3)	At December 31, 2007, non-performing assets include $4.1 million of mortgage warehouse loans which were transferred to our loans held for investment portfolio at lower of cost or market.

Reserves on impaired loans were $5.9 million at December 31, 2007, compared to $2.1 million at December 31, 2006 and $1.1 million at December 31, 2005. We recognized $44,000 in interest income on impaired loans during 2007 compared to none in 2006 and 2005. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2007, 2006 and 2005 totaled $999,000, $518,000 and $121,000, respectively.

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of December 31, 2007, approximately $999,000 of our non-accrual loans were earning on a cash basis.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. Reserves on impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral. Impaired loans, or a portion thereof, are charged off when deemed uncollectible.

Securities Portfolio

Securities are identified as either held-to-maturity or available-for-sale based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. Held-to-maturity securities are carried at cost, adjusted for amortization of premiums or accretion of discounts. Available-for-sale securities are securities that may be sold prior to maturity based upon asset/liability management decisions. Securities identified as available-for-sale are carried at fair value. Unrealized gains or losses on available-for-sale securities are recorded as accumulated other comprehensive income (loss) in stockholders’ equity, net of taxes. Amortization of premiums or accretion of discounts on mortgage-backed securities is periodically adjusted for estimated prepayments.

During the year ended December 31, 2007, we maintained an average securities portfolio of $491.7 million compared to an average portfolio of $574.0 million for the same period in 2006. The December 31, 2007 portfolio is primarily comprised of mortgage-backed securities. The mortgage-backed securities in our portfolio at December 31, 2007 primarily consisted of government agency mortgage-backed securities.

Our unrealized loss on the securities portfolio value decreased from a loss of $8.0 million, which represented 1.49% of the amortized cost, at December 31, 2006, to a loss of $1.4 million, which represented 0.29% of the amortized cost, at December 31, 2007. The Company does not believe these unrealized losses are “other than temporary” as (1) the Company has the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value; and (2) it is not probable that the Company will be unable to collect the amounts contractually due. The unrealized losses noted are interest rate related due to rising rates at December 31, 2007 in relation to previous rates in 2006. The Company has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

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

Our unrealized loss on the securities portfolio value decreased from a loss of $12.5 million, which represented 1.94% of the amortized cost, at December 31, 2005, to a loss of $8.0 million, which represented 1.49% of the amortized cost, at December 31, 2006. The Company does not believe these unrealized losses are “other than temporary” as (1) the Company has the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value; and (2) it is not probable that the Company will be unable to collect the amounts contractually due. The unrealized losses noted are interest rate related due to rising rates at December 31, 2006 in relation to previous rates in 2005. The Company has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

The average expected life of the mortgage-backed securities was 3.1 years at December 31, 2007 and 3.3 years at December 31, 2006. The effect of possible changes in interest rates on our earnings and equity is discussed under “Interest Rate Risk Management.”

The following presents the amortized cost and fair values of the securities portfolio at December 31, 2007, 2006 and 2005.

	At December 31
	2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value	Cost	Value

Available-for-sale:
U.S. Treasuries	$2,595	$2,595	$4,572	$4,565	$2,589	$2,587
Mortgage-backed securities	358,164	356,412	435,918	428,501	533,374	522,499
Corporate securities	25,055	25,077	35,581	35,155	45,896	45,207
Municipals	48,149	48,498	48,560	48,484	48,642	47,846
Equity securities(1)	34,702	34,732	15,468	15,348	12,449	12,343

Total available-for-sale securities	$468,665	$467,314	$540,099	$532,053	$642,950	$630,482

(1)	Equity securities consist of Federal Reserve Bank stock, Federal Home Loan Bank stock, and Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity:

	At December 31, 2007
		After One	After Five
	Less Than	Through	Through	After Ten
(in thousands, except percentage data)	One Year	Five Years	Ten Years	Years	Total
		(In thousands, except percentage data)

Available-for-sale:
U. S. Treasuries:
Amortized cost	$2,595	$—	$—	$—	$2,595
Estimated fair value	$2,595	$—	$—	$—	$2,595
Weighted average yield	4.222%	—	—	—	4.222%
Mortgage-backed securities:(1)
Amortized cost	—	77,711	64,859	215,594	358,164
Estimated fair value	—	76,789	65,108	214,515	356,412
Weighted average yield	—	4.345%	4.752%	4.744%	4.658%
Corporate securities:
Amortized cost	20,055	—	5,000	—	25,055
Estimated fair value	19,943	—	5,134	—	25,077
Weighted average yield	3.950%	—	7.375%	—	4.635%
Municipals:(2)
Amortized cost	1,641	12,415	30,226	3,867	48,149
Estimated fair value	1,635	12,422	30,527	3,914	48,498
Weighted average yield	5.771%	7.337%	8.360%	8.931%	8.055%
Equity securities:
Amortized cost	34,702	—	—	—	34,702
Estimated fair value	34,732	—	—	—	34,732

Total available-for-sale securities:
Amortized cost					$468,665

Estimated fair value					$467,314

(1)	Actual maturities may differ significantly from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The average expected life of the mortgage-backed securities was 3.1 years at December 31, 2007.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

The following table discloses, as of December 31, 2007 and 2006, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

December 31, 2007
U.S. Treasuries	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	18,436	(37)	231,143	(3,086)	249,579	(3,123)
Corporate securities	—	—	19,943	(112)	19,943	(112)
Municipals	—	—	11,276	(57)	11,276	(57)
Equity securities	—	—	1,003	(3)	1,003	(3)

	$18,436	$(37)	$263,365	$(3,258)	$281,801	$(3,295)

December 31, 2006
U.S. Treasuries	$4,565	$(7)	$—	$—	$4,565	$(7)
Mortgage-backed securities	689	(1)	361,191	(8,171)	361,880	(8,172)
Corporate securities	—	—	30,093	(488)	30,093	(488)
Municipals	1,746	(5)	25,004	(255)	26,750	(260)
Equity securities	—	—	3,386	(120)	3,386	(120)

	$7,000	$(13)	$419,674	$(9,034)	$426,674	$(9,047)

We believe the investment securities in the table above are within ranges customary for the banking industry. At December 31, 2007, the number of investment positions in this unrealized loss position totals 57. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value; and (2) it is not probable that we will be unable to collect the amounts contractually due. The unrealized losses noted are interest rate related due to rising rates in 2006 in relation to previous rates in 2005, and losses have decreased as rates have decreased in 2007. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

Deposits

We compete for deposits by offering a broad range of products and services to our customers. While this includes offering competitive interest rates and fees, the primary means of competing for deposits is convenience and service to our customers. However, our strategy to provide service and convenience to customers does not include a large branch network. Our bank offers nine banking centers, courier services and online banking. BankDirect, the Internet division of our bank, serves its customers on a 24 hours-a-day/7 days-a-week basis solely through Internet banking.

Average deposits for the year ended December 31, 2007 increased $415.3 million compared to the same period of 2006. Average demand deposits, savings and time deposits increased by $863,000, $75.6 million and $347.3 million, respectively, while average interest bearing transaction accounts decreased $8.4 million during the year ended December 31, 2007 as compared to the same period of 2006. The average cost of deposits increased in 2007 mainly due to higher market interest rates.

Average deposits for the year ended December 31, 2006 increased $601.0 million compared to the same period of 2005. Average demand deposits, savings and time deposits increased by $52.1 million, $108.8 million and $442.0 million, respectively, while average interest bearing transaction accounts decreased $1.9 million during the year ended December 31, 2006 as compared to the same period of 2005. The average cost of deposits increased in 2006 mainly due to higher market interest rates.

Deposit Analysis

	Average Balances
(in thousands)	2007	2006	2005

Non-interest bearing	$463,142	$462,279	$410,213
Interest bearing transaction	98,159	106,602	108,459
Savings	831,370	755,817	647,039
Time deposits	702,248	640,369	545,603
Deposits in foreign branches	992,837	707,423	360,142

Total average deposits	$3,087,756	$2,672,490	$2,071,456

As with our loan portfolio, most of our deposits are from businesses and individuals in Texas, particularly the Dallas metropolitan area. As of December 31, 2007, approximately 70% of our deposits originated out of our Dallas metropolitan banking centers. Uninsured deposits at December 31, 2007 were 50% of total deposits, compared to 54% of total deposits at December 31, 2006 and 56% of total deposits at December 31, 2005. The presentation for 2007, 2006 and 2005 does reflect combined ownership, but does not reflect all of the account styling that would determine insurance based on FDIC regulations.

At December 31, 2007, approximately 4% of our total deposits were comprised of a number of short-term maturity deposits from a single municipal entity. We use these funds to increase our net interest income from excess securities that we pledge as collateral for these deposits.

At December 31, 2007, we had $963.4 million in interest bearing time deposits of $100,000 or more in foreign branches related to our Cayman Islands branch.

Maturity of Domestic CDs and Other Time Deposits in Amounts of $100,000 or More

	December 31
(in thousands)	2007	2006	2005

Months to maturity:
3 or less	$223,386	$234,898	$298,134
Over 3 through 6	70,111	48,307	24,224
Over 6 through 12	159,139	169,513	89,481
Over 12	72,138	82,484	96,341

Total	$524,774	$535,202	$508,180

Liquidity and Capital Resources

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (BSMC), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the years ended December 31, 2006 and 2007, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank) and Federal Home Loan Bank (FHLB) borrowings.

Since early 2001, our liquidity needs have primarily been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding as possible from deposits of these core customers, which as of December 31, 2007, comprised $3,061.3 million, or 99.8%, of total deposits, compared to $3,063.4 million, or 99.8%, of total deposits, at December 31, 2006. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect.

In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. As of December 31, 2007, brokered retail CDs comprised $5.1 million, or 0.2%, of total deposits. We believe the Company has access to sources of brokered deposits of not less than $995 million.

Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes, and advances from the FHLB. As of December 31, 2007, our borrowings consisted of a total of $130.0 million of upstream federal funds purchased, $214.8 million of downstream federal funds purchased, $7.1 million from customer repurchase agreements and $6.9 million of treasury, tax and loan notes. Credit availability from the FHLB is based on our bank’s financial and operating condition and borrowing collateral we hold with the FHLB. At December 31, 2007, we had $400.0 million in borrowings from the FHLB. FHLB borrowings are collateralized by eligible securities and loans. Our unused FHLB borrowing capacity at December 31, 2007 was approximately $436.9 million, of which $205.9 million relates to loans and $231.0 million relates to securities. As of December 31, 2007, we had unused upstream federal fund lines available from commercial banks of approximately $458.0 million. During the year ended December 31, 2007, our average borrowings from these sources were $402.5 million, of which $23.8 million related to customer repurchase agreements. The maximum amount of borrowed funds outstanding at any month-end during the year ended December 31, 2007 was $783.9 million.

As of December 31, 2006, our borrowings consisted of a total of $379.5 million of upstream federal funds purchased, $166.0 million of downstream federal funds purchased, $29.4 million of securities sold under repurchase agreements, $14.0 million from customer repurchase agreements and $2.2 million of treasury, tax and loan notes. Credit availability from the FHLB is based on our bank’s financial and operating condition and borrowing collateral we hold with FHLB. At December 31, 2006, we had no borrowings from the FHLB. FHLB borrowings are collateralized by eligible securities and loans. Our unused FHLB borrowing capacity at December 31, 2006 was approximately $781.0 million, of which $546.0 million relates to loans and $235.0 million relates to securities. As of December 31, 2006, we had unused upstream federal fund lines available from commercial banks of approximately $379.5 million. During the year ended December 31, 2006, our average borrowings from these sources were $308.6 million, of which $100.3 million related to securities sold under repurchase agreements. The maximum amount of borrowed funds outstanding at any month-end during the year ended December 31, 2006 was $442.0 million.

As of December 31, 2005, our borrowings consisted of a total of $103.5 million of downstream federal funds purchased, $99.7 million of securities sold under repurchase agreements, $8.7 million from customer repurchase agreements and $3.9 million of treasury, tax and loan notes. Credit availability from the FHLB is based on our bank’s financial and operating condition and borrowing collateral we hold with FHLB. At December 31, 2005, we had $50.0 million in borrowings from the FHLB. FHLB borrowings are collateralized by eligible securities and loans. Our unused FHLB borrowing capacity at December 31, 2005 was approximately $910.0 million, of which $280.0 million relates to loans and $630.0 million relates to securities. As of December 31, 2005, we had unused upstream federal fund lines available from commercial banks of approximately $280.5 million. During the year ended December 31, 2005, our average borrowings from these sources were $477.2 million, of which $315.6 million related to securities sold under repurchase agreements. The maximum amount of borrowed funds outstanding at any month-end during the year ended December 31, 2005 was $610.3 million.

On September 27, 2007, we entered into a Credit Agreement with KeyBank National Association. This Credit Agreement permits revolving borrowings of up to $50 million and matures on September 24, 2008. At our option, the unpaid principal balance on the Credit Agreement as of September 24, 2008 may be converted into a two-year term loan, which will accrue interest at the same rate(s) as the revolving loans existing on such date. The Credit Agreement permits multiple borrowings that may bear interest at the prime rate minus 1.25% or the LIBOR plus 1% at our election. The Credit Agreement is unsecured and proceeds may be used for general corporate purposes. The Credit Agreement contains customary financial covenants and restrictions. At December 31, 2007, we had drawn $25,000,000, which is included in our total other borrowings.

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

Our equity capital averaged $272.3 million for the year ended December 31, 2007 as compared to $229.7 million in 2006 and $204.5 million in 2005. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the future.

Our actual and minimum required capital amounts and actual ratios are as follows:

	Regulatory Capital Adequacy
	December 31, 2007		December 31, 2006
(in thousands, except percentage data)	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets):
Company
Actual	$432,620	10.56%	$375,096	11.16%
Minimum required	327,878	8.00%	268,786	8.00%
Excess above minimum	104,742	2.56%	106,310	3.16%
Bank
Actual	$429,833	10.49%	$339,336	10.10%
To be well-capitalized	409,727	10.00%	335,847	10.00%
Minimum required	327,781	8.00%	268,678	8.00%
Excess above well-capitalized	20,106	0.49%	3,489	0.10%
Excess above minimum	102,052	2.49%	70,658	2.10%
Tier 1 capital (to risk-weighted assets):
Company
Actual	$385,799	9.41%	$325,093	9.68%
Minimum required	163,939	4.00%	134,393	4.00%
Excess above minimum	221,860	5.41%	190,700	5.68%
Bank
Actual	$397,012	9.69%	$318,333	9.48%
To be well-capitalized	245,836	6.00%	201,508	6.00%
Minimum required	163,891	4.00%	134,339	4.00%
Excess above well-capitalized	151,176	3.69%	116,825	3.48%
Excess above minimum	233,121	5.69%	183,994	5.48%
Tier 1 capital (to average assets):
Company
Actual	$385,799	9.38%	$325,093	9.18%
Minimum required	164,589	4.00%	141,595	4.00%
Excess above minimum	221,210	5.38%	183,498	5.18%
Bank
Actual	$397,012	9.65%	$318,333	9.00%
To be well-capitalized	205,676	5.00%	176,926	5.00%
Minimum required	164,541	4.00%	141,541	4.00%
Excess above well-capitalized	191,336	4.65%	141,407	4.00%
Excess above minimum	232,471	5.65%	176,792	5.00%

The following table presents, as of December 31, 2007, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note	Within One	After One But	After Three But	After
(in thousands)	Reference	Year	Within Three Years	Within Five Years	Five Years	Total

Deposits without a stated maturity(a)	6	$1,487,689	$—	$—	$—	$1,487,689
Time deposits(a)	6	1,462,554	101,540	14,530	64	1,578,688
Federal funds purchased	7	344,813	—	—	—	344,813
Customer repurchase agreements(a)	7	7,148	—	—	—	7,148
Treasury, tax and loan notes(a)	7	6,890	—	—	—	6,890
FHLB borrowings(a)	7	400,000	—	—	—	400,000
Short-term borrowings(a)	7	25,000	—	—	—	25,000
Operating lease obligations	15	6,272	12,714	8,219	33,483	60,688
Trust preferred subordinated debentures(a)	7, 8	—	—	—	113,406	113,406

Total contractual obligations		$3,740,366	$114,254	$22,749	$146,953	$4,024,322

(a)	Excludes interest.

Off-Balance Sheet Arrangements

The contractual amount of our financial instruments with off-balance sheet risk expiring by period at December 31, 2007 is presented below:

		After One	After Three
	Within One	But Within	But Within	After
(in thousands)	Year	Three Years	Five Years	Five Years	Total

Commitments to extend credit	$617,157	$504,820	$97,269	$33,669	$1,252,915
Standby and commercial letters of credit	43,032	12,422	170	—	55,624

Total financial instruments with off-balance sheet risk	$660,189	$517,242	$97,439	$33,669	$1,308,539

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

The responsibility for managing market risk rests with the Balance Sheet Management Committee (“BSMC”), which operates under policy guidelines established by our board of directors. The negative acceptable variation in net interest revenue due to a 200 basis point increase or decrease in interest rates is generally limited by these guidelines to +/- 5%. These guidelines also establish maximum levels for short-term borrowings, short-term assets and public and brokered deposits. They also establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is the ongoing responsibility of the BSMC, with exceptions reported to our board of directors on a quarterly basis.

Interest Rate Risk Management

Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of December 31, 2007, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Interest Rate Sensitivity Gap Analysis
December 31, 2007

	0-3 Mo	4-12 Mo	1-3 Yr	3+ Yr	Total
(in thousands)	Balance	Balance	Balance	Balance	Balance

Securities(1)	$24,541	$76,892	$143,505	$222,376	$467,314
Total variable loans	2,985,124	23,438	1,071	11,785	3,021,418
Total fixed loans	166,384	159,115	216,874	95,710	638,083

Total loans(2)	3,151,508	182,553	217,945	107,495	3,659,501

Total interest sensitive assets	$3,176,049	$259,445	$361,450	$329,871	$4,126,815

Liabilities:
Interest bearing customer deposits	$1,925,851	$—	$—	$—	$1,925,851
CDs & IRAs	240,358	249,804	101,371	14,594	606,127
Wholesale deposits	—	4,809	256	—	5,065

Total interest-bearing deposits	2,166,209	254,613	101,627	14,594	2,537,043
Repo, FF, FHLB borrowings	758,851	25,000	—	—	783,851
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowing	758,851	25,000	—	113,406	897,257

Total interest sensitive liabilities	$2,925,060	$279,613	$101,627	$128,000	$3,434,300

GAP	$250,989	$(20,168)	$259,823	$201,871	$—
Cumulative GAP	250,989	230,821	490,644	692,515	692,515
Demand deposits					$529,334
Stockholders’ equity					295,138

Total					$824,472

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.

The table above sets forth the balances as of December 31, 2007 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.

The “most likely” rate scenario is based on the consensus forecast of future interest rates published by independent sources. These forecasts incorporate future spot rates and relevant spreads of instruments that are actively traded in the open market. The Federal Reserve’s Federal Funds target affects short-term borrowing; the prime lending rate and the LIBOR are the basis for most of our variable-rate loan pricing. The 10-year mortgage rate is also monitored because of its effect on prepayment speeds for mortgage-backed securities. These are our primary interest rate exposures. We are currently not using derivatives to manage our interest rate exposure.

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
	200 bp Increase	200 bp Decrease	200 bp Increase	200 bp Decrease
(in thousands)	December 31, 2007	December 31, 2007	December 31, 2006	December 31, 2006

Change in net interest income	$13,706	$(4,487)	$7,546	$(7,767)

The simulations used to manage market risk are based on numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies, among other factors.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Texas Capital Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Texas Capital Bancshares, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Capital Bancshares, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R Share-Based Payment, to account for its stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2008, expressed an unqualified opinion thereon.

Dallas, Texas
February 20, 2008

Texas Capital Bancshares, Inc.

Consolidated Balance Sheets

	December 31
(in thousands except share data)	2007	2006

ASSETS
Cash and due from banks	$89,463	$93,716
Securities, available-for-sale	467,314	532,053
Loans held for sale	174,166	199,014
Loans held for sale from discontinued operations	731	16,844
Loans held for investment (net of unearned income)	3,462,608	2,722,097
Less: Allowance for loan losses	32,821	21,003

Loans held for investment, net	3,429,787	2,701,094
Premises and equipment, net	31,684	33,818
Accrued interest receivable and other assets	86,453	85,821
Goodwill and other intangible assets, net	7,851	12,989

Total assets	$4,287,449	$3,675,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$529,334	$513,930
Interest bearing	1,569,546	1,670,956
Interest bearing in foreign branches	967,497	884,444

	3,066,377	3,069,330
Accrued interest payable	5,630	5,781
Other liabilities	23,047	21,758
Federal funds purchased	344,813	165,955
Repurchase agreements	7,148	43,359
Other borrowings	431,890	2,245
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	3,992,311	3,421,834
Stockholders’ equity:
Common stock, $.01 par value:
Authorized shares — 100,000,000 Issued shares — 26,389,548 and 26,065,124 at December 31, 2007 and 2006, respectively	264	261
Additional paid-in capital	190,175	182,321
Retained earnings	105,585	76,163
Treasury stock (shares at cost: 84,691 and 84,274 at December 31, 2007 and 2006, respectively)	(581)	(573)
Deferred compensation	573	573
Accumulated other comprehensive loss, net of taxes	(878)	(5,230)

Total stockholders’ equity	295,138	253,515

Total liabilities and stockholders’ equity	$4,287,449	$3,675,349

See accompanying notes to consolidated financial statements

Texas Capital Bancshares, Inc.

Consolidated Statements of Operations

	Year Ended December 31
(in thousands except per share data)	2007	2006	2005

Interest income:
Interest and fees on loans	$267,171	$210,693	$127,989
Securities	22,890	26,311	30,712
Federal funds sold	92	65	611
Deposits in other banks	54	56	147

Total interest income	290,207	237,125	159,459
Interest expense:
Deposits	121,245	99,500	50,028
Federal funds purchased	13,054	7,886	3,588
Repurchase agreements	915	4,016	8,978
Other borrowings	6,069	2,471	877
Trust preferred subordinated debentures	8,257	5,439	1,858

Total interest expense	149,540	119,312	65,329

Net interest income	140,667	117,813	94,130
Provision for loan losses	14,000	4,000	—

Net interest income after provision for loan losses	126,667	113,813	94,130
Non-interest income:
Service charges on deposit accounts	4,091	3,306	3,223
Trust fee income	4,691	3,790	2,739
Bank owned life insurance (BOLI) income	1,198	1,134	1,136
Brokered loan fees	1,870	2,029	1,759
Equipment rental income	6,138	3,908	236
Other	1,724	2,874	2,908

Total non-interest income	19,712	17,041	12,001
Non-interest expense :
Salaries and employee benefits	56,608	50,582	38,475
Net occupancy expense	8,430	7,983	6,048
Leased equipment depreciation	4,958	3,097	194
Marketing	3,004	3,082	2,966
Legal and professional	7,245	6,486	4,957
Communications and data processing	3,357	3,130	2,897
Other	15,004	12,552	9,807

Total non-interest expense	98,606	86,912	65,344

Income from continuing operations before income taxes	47,773	43,942	40,787
Income tax expense	16,420	14,961	13,860

Income from continuing operations	31,353	28,981	26,927
Income (loss) from discontinued operations (after-tax)	(1,931)	(57)	265

Net income	$29,422	$28,924	$27,192

Basic earnings per share:
Income from continuing operations	$1.20	$1.12	$1.05

Net income	$1.12	$1.11	$1.06

Diluted earnings per share:
Income from continuing operations	$1.18	$1.10	$1.01

Net income	$1.10	$1.09	$1.02

See accompanying notes to consolidated financial statements

Texas Capital Bancshares, Inc.

Consolidated Statements of Stockholders’ Equity

								Accumulated
			Additional					Other
	Common Stock		Paid-in	Retained	Treasury Stock		Deferred	Comprehensive
(in thousands except share data)	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	Income (Loss)	Total

Balance at December 31, 2004	25,461,602	$255	$172,380	$20,047	(84,274)	$(573)	$573	$2,593	$195,275
Comprehensive income:
Net income	—	—	—	27,192	—	—	—	—	27,192
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $5,759	—	—	—	—	—	—	—	(10,698)	(10,698)

Total comprehensive income									16,494
Tax benefit related to exercise of stock options	—	—	1,424	—	—	—	—	—	1,424
Issuance of common stock related to stock-based awards	310,116	3	2,327	—	—	—	—	—	2,330

Balance at December 31, 2005	25,771,718	258	176,131	47,239	(84,274)	(573)	573	(8,105)	215,523
Comprehensive income:
Net income	—	—	—	28,924	—	—	—	—	28,924
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $1,547	—	—	—	—	—	—	—	2,875	2,875

Total comprehensive income									31,799
Tax benefit related to exercise of stock options	—	—	1,431	—	—	—	—	—	1,431
Stock-based compensation expense recognized in earnings	—	—	2,847	—	—	—	—	—	2,847
Issuance of common stock related to stock-based awards	293,406	3	1,912	—	—	—	—	—	1,915

Balance at December 31, 2006	26,065,124	261	182,321	76,163	(84,274)	(573)	573	(5,230)	253,515
Comprehensive income:
Net income	—	—	—	29,422	—	—	—	—	29,422
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $2,343	—	—	—	—	—	—	—	4,352	4,352

Total comprehensive income									33,774
Tax benefit related to exercise of stock options	—	—	1,164	—	—	—	—	—	1,164
Stock-based compensation expense recognized in earnings	—	—	4,761	—	—	—	—	—	4,761
Purchase of treasury stock	—	—	—	—	(417)	(8)	—	—	(8)
Issuance of common stock related to stock-based awards	324,424	3	1,929	—	—	—	—	—	1,932

Balance at December 31, 2007	26,389,548	$264	$190,175	$105,585	(84,691)	$(581)	$573	$(878)	$295,138

See accompanying notes to consolidated financial statements

Texas Capital Bancshares, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31
(in thousands)	2007	2006	2005

Operating activities
Net income	$29,422	$28,924	$27,192
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	14,000	4,000	—
Deferred tax benefit	(3,508)	(1,433)	(302)
Depreciation and amortization	7,271	5,778	1,848
Amortization and accretion on securities	320	961	2,340
Bank owned life insurance (BOLI) income	(1,198)	(1,134)	(1,136)
Stock-based compensation expense	4,761	2,847	—
Tax benefit from stock option exercises	1,164	1,431	1,424
Excess tax benefits from stock-based compensation arrangements	(3,325)	(4,090)	—
Originations of loans held for sale	(3,966,644)	(3,114,210)	(1,480,531)
Proceeds from sales of loans held for sale	3,991,492	2,987,579	1,486,078
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	4,084	(11,725)	(12,670)
Accrued interest payable and other liabilities	(1,205)	6,583	14,778

Net cash provided by (used in) operating activities of continuing operations	76,634	(94,489)	39,021
Net cash provided by operating activities of discontinued operations	22,709	15,087	2,949

Net cash provided by (used in) operating activities	99,343	(79,402)	41,970
Investing activities
Purchases of available-for-sale securities	(38,807)	(16,946)	(17,437)
Maturities and calls of available-for-sale securities	32,446	22,071	17,252
Principal payments received on securities	77,475	96,766	155,449
Net increase in loans held for investment	(733,751)	(639,395)	(526,205)
Purchase of premises and equipment, net	(15,547)	(19,212)	(3,485)
Cash paid for acquisition	—	—	(11,307)

Net cash used in investing activities of continuing operations	(678,184)	(556,716)	(385,733)
Net cash used in investing activities of discontinued operations	—	—	(239)

Net cash used in investing activities	(678,184)	(556,716)	(385,972)
Financing activities
Net increase (decrease) in deposits	(2,953)	574,151	705,292
Issuance of stock related to stock-based awards	1,932	1,915	2,330
Issuance of trust preferred subordinated debentures	—	66,000	25,000
Net increase (decrease) in other borrowings	393,434	(116,620)	(319,289)
Excess tax benefits from stock-based compensation arrangements	3,325	4,090	—
Net federal funds purchased	178,858	62,458	(9,981)
Purchase of treasury stock	(8)	—	—

Net cash provided by financing activities of continuing operations	574,588	591,994	403,352
Net cash provided by financing activities of discontinued operations	—	—	—

Net cash provided by financing activities	574,588	591,994	403,352

Net increase (decrease) in cash and cash equivalents	(4,253)	(44,124)	59,350
Cash and cash equivalents, beginning of year	93,716	137,840	78,490

Cash and cash equivalents, end of year	$89,463	$93,716	$137,840

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$149,691	$119,564	$64,857
Cash paid during the year for income taxes	13,414	14,912	12,999
Non-cash transactions:
Transfers from loans/leases to other repossessed assets	983	955	68
Transfers from loans/leases to premises and equipment	10,549	1,703	126

See accompanying notes to consolidated financial statements

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

Substantially all business is conducted through the Bank and its subsidiaries. The Bank currently provides commercial banking services to its customers in Texas and concentrates on middle market commercial and high net worth customers.

Certain reclassifications have been made to the 2006 and 2005 consolidated financial statements to conform to the 2007 presentation.

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

All securities are available-for-sale as of December 31, 2007 and 2006.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. Reserves on impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

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

We purchase participations in mortgage loans primarily for sale in the secondary market through our mortgage warehouse division. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. As a result of dislocations in the mortgage industry, some loan participations may not be sold within the normal time frames or at previously negotiated prices. As previously reported, earnings contribution from the mortgage warehouse business has been affected by reduced volumes and mark to market, and due to uncertain market conditions, future results from the mortgage warehouse division could be subject to wider fluctuations. Due to market conditions, certain mortgage warehouse loans have been transferred to our loans held for investment portfolio, and such loans are transferred at a lower of cost or market. Mortgage warehouse loans transferred to our loans held for investment portfolio could require significant allocations of the allowance for loan losses or be subject to charge off in the event the loans become impaired.

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

Premises and Equipment

Premises and equipment (which include equipment leases accounted for as operating leases) are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Gains or losses on disposals of premises and equipment are included in results of operations.

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

Goodwill and Other Intangible Assets

Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Company’s intangible assets relate primarily to customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. See Note 4 — Goodwill and Other Intangible Assets.

As of January 1, 2002, the Company ceased amortizing goodwill in connection with the adoption of Statements of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized. The Company tests impairment on an annual basis, or an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the underlying unit below its carrying value. See Note 4 — Goodwill and Other Intangible Assets.

Segment Reporting

The Company has determined that all of its lending divisions and subsidiaries meet the aggregation criteria of SFAS No. 131 “Segment Disclosures and Related Information,” since all offer similar products and services, operate with similar processes, and have similar customers.

Stock-based Compensation

On January 1, 2006, the Company changed its accounting policy related to stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment (Revised 2004)” (SFAS 123R). Prior to adoption, the Company accounted for stock plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based compensation was reflected in net income, as all option grants had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation expense in the statement of operations based on their fair values on the measurement date, which is the date of the grant. The Company transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation expense for the portion of awards for which the requisite period has not been rendered (generally referring to nonvested awards) that are outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered during and after the period of adoption of SFAS 123R.

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

Fair Values of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments do not include the value of anticipated future business or the value of assets and liabilities not considered financial instruments.

2.	Securities

The following is a summary of securities:

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

Available-for-Sale Securities:
U. S. Treasuries	$2,595	$—	$—	$2,595
Mortgage-backed securities	358,164	1,371	(3,123)	356,412
Corporate securities	25,055	134	(112)	25,077
Municipals	48,149	406	(57)	48,498
Equity securities(1)	34,702	33	(3)	34,732

	$468,665	$1,944	$(3,295)	$467,314

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

Available-for-Sale Securities:
U. S. Treasuries	$4,572	$—	$(7)	$4,565
Mortgage-backed securities	435,918	755	(8,172)	428,501
Corporate securities	35,581	62	(488)	35,155
Municipals	48,560	184	(260)	48,484
Equity securities(1)	15,468	—	(120)	15,348

	$540,099	$1,001	$(9,047)	$532,053

(1)	Equity securities consist of Federal Reserve Bank stock, Federal Home Loan Bank stock and Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity:

	At December 31, 2007
		After One	After Five
	Less Than	Through	Through	After Ten
(in thousands, except percentage data)	One Year	Five Years	Ten Years	Years	Total

Available-for-sale:
U. S. Treasuries:
Amortized cost	$2,595	$—	$—	$—	$2,595
Estimated fair value	$2,595	$—	$—	$—	$2,595
Weighted average yield	4.222%	—	—	—	4.222%
Mortgage-backed securities:(1)
Amortized cost	—	77,711	64,859	215,594	358,164
Estimated fair value	—	76,789	65,108	214,515	356,412
Weighted average yield	—	4.345%	4.752%	4.744%	4.658%
Corporate securities:
Amortized cost	20,055	—	5,000	—	25,055
Estimated fair value	19,943	—	5,134	—	25,077
Weighted average yield	3.950%	—	7.375%	—	4.635%
Municipals:(2)
Amortized cost	1,641	12,415	30,226	3,867	48,149
Estimated fair value	1,635	12,422	30,527	3,914	48,498
Weighted average yield	5.771%	7.337%	8.360%	8.931%	8.055%
Equity securities:
Amortized cost	34,702	—	—	—	34,702
Estimated fair value	34,732	—	—	—	34,732

Total available-for-sale securities:
Amortized cost					$468,665

Estimated fair value					$467,314

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

Securities with carrying values of approximately $214,565,000 and $249,160,000 were pledged to secure certain borrowings and deposits at December 31, 2007 and 2006, respectively. See Note 7 for discussion of securities securing borrowings. Of the pledged securities at December 31, 2007 and 2006, approximately $190,213,000 and $186,006,000, respectively, were pledged for certain deposits.

The following tables disclose, as of December 31, 2007 and 2006, the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

December 31, 2007
U.S. Treasuries	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	18,436	(37)	231,143	(3,086)	249,579	(3,123)
Corporate securities	—	—	19,943	(112)	19,943	(112)
Municipals	—	—	11,276	(57)	11,276	(57)
Equity securities	—	—	1,003	(3)	1,003	(3)

	$18,436	$(37)	$263,365	$(3,258)	$281,801	$(3,295)

December 31, 2006
U.S. Treasuries	$4,565	$(7)	$—	$—	$4,565	$(7)
Mortgage-backed securities	689	(1)	361,191	(8,171)	361,880	(8,172)
Corporate securities	—	—	30,093	(488)	30,093	(488)
Municipals	1,746	(5)	25,004	(255)	26,750	(260)
Equity securities	—	—	3,386	(120)	3,386	(120)

	$7,000	$(13)	$419,674	$(9,034)	$426,674	$(9,047)

At December 31, 2007, the number of investment positions in this unrealized loss position totals 57. The Company does not believe these unrealized losses are “other than temporary” as (1) the Company has the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value; and (2) it is not probable that the Company will be unable to collect the amounts contractually due. The unrealized losses noted are interest rate related due to rising rates in 2006 in relation to previous rates in 2005, and losses have decreased as rates have decreased in 2007. The Company has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

3.	Loans and Allowance for Loan Losses

Loans are summarized by category as follows (in thousands):

	December 31
	2007	2006

Commercial	$2,035,049	$1,602,577
Construction	573,459	538,586
Real estate	773,970	530,377
Consumer	28,334	21,113
Equipment leases	74,523	45,280

Gross loans held for investment	3,485,335	2,737,933
Deferred income (net of direct origination costs)	(22,727)	(15,836)
Allowance for loan losses	(32,821)	(21,003)

Total loans held for investment, net	3,429,787	2,701,094

The majority of the loan portfolio is comprised of loans to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration has been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

The changes in the allowance for loan losses are summarized as follows (in thousands):

	Year Ended December 31
	2007	2006	2005

Balance, beginning of year	$21,003	$18,897	$18,698
Provision for loan losses	14,000	4,000	—
Loans charged off	(2,970)	(2,604)	(597)
Recoveries	788	710	796

Balance, end of year	$32,821	$21,003	$18,897

Non-performing loans and leases and related reserves at December 2007, 2006 and 2005 are summarized as follows:

	Year Ended December 31
(in thousands)	2007	2006	2005

Non-accrual loans:(1)(3)
Commercial	$14,693	$5,587	$4,931
Construction	4,147	—	61
Real estate	2,453	3,417	464
Consumer	90	63	51
Equipment leases	2	21	150

Total non-accrual loans	21,385	9,088	5,657
Loans past due 90 days and accruing(2)(3)	4,147	2,142	2,795
Other repossessed assets:
Other real estate owned(3)	2,671	882	—
Other repossessed assets	45	135	158

Total other repossessed assets	2,716	1,017	158

Total non-performing assets	$28,248	$12,247	$8,610

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $999,000, $518,000 and $121,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

(2)	At December 31, 2007, loans past due 90 days and still accruing includes premium finance loans of $1.8 million (44% of total). These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(3)	At December 31, 2007, non-performing assets include $4.1 million of mortgage warehouse loans which were transferred to our loans held for investment portfolio at lower of cost or market.

Reserves on impaired loans were $5.9 million at December 31, 2007, compared to $2.1 million at December 31, 2006 and $1.1 million at December 31, 2005. We recognized $44,000 in interest income on non-accrual loans during 2007 compared to none in 2006 and 2005. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2007, 2006 and 2005 totaled

$999,000, $518,000 and $121,000, respectively. Average impaired loans outstanding during the years ended December 31, 2007, 2006 and 2005 totaled $9,860,000, $6,082,000 and $4,726,000, respectively.

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of December 31, 2007, approximately $999,000 of our non-accrual loans were earning on a cash basis.

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

During the normal course of business, the Company and subsidiary may enter into transactions with related parties, including their officers, employees, directors, significant stockholders and their related affiliates. It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. Loans to related parties, including officers and directors, were approximately $15,082,000 and $4,656,000 at December 31, 2007 and 2006, respectively. During the years ended December 31, 2007 and 2006, total advances were approximately $15,286,000 and $8,393,000 and total paydowns were $4,860,000 and $17,807,000, respectively.

4.	Goodwill and Other Intangible Assets

Goodwill totaled $6.6 million at December 31, 2007 and $9.8 million at December 31, 2006. During 2006, the Company recorded goodwill totaling $486,000 related to the purchase of insurance books of business, which were sold in 2007 in connection with the sale of our interest in our insurance agency, TexCap Insurance Services. During 2005, the Company recorded $5.1 million of goodwill in connection with the purchase of a premium finance marketing company. Also during 2005, the Company recorded $2.7 million of goodwill in connection with the purchase of an insurance agency and insurance books of business.

During 2006, the Company recorded customer relationship intangibles totaling $506,000 in connection with the acquisitions of insurance books of business. During 2005, the Company recorded a customer base intangible totaling $1.6 million related to the July 2005 purchase of a portfolio and loan account services of a premium finance loan customer base. Also in 2005, the Company recorded customer relationship intangibles totaling $1.7 million related to the purchase of insurance customer relationships, which were sold in 2007 in connection with the sale of our interest in our insurance agency, TexCap Insurance Services.

Goodwill and other intangible assets at December 31, 2007 and December 31, 2006 are summarized as follows (in thousands):

	Gross Goodwill
	and Intangible	Accumulated	Net Goodwill and
	Assets	Amortization	Intangible Assets

December 31, 2007
Goodwill	$7,001	$(374)	$6,627
Insurance customer relationships	—	—	—
Loan customer base	1,622	(398)	1,224

	$8,623	$(772)	$7,851

December 31, 2006
Goodwill	$10,202	$(374)	$9,828
Insurance customer relationships	2,489	(714)	1,775
Loan customer base	1,622	(236)	1,386

	$14,313	$(1,324)	$12,989

Other intangible assets are amortized over their estimated lives, which range from 2 to 10 years. Amortization expense related to intangible assets totaled $162,000 in 2007, $637,000 in 2006 and $169,000 in 2005. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2007 is as follows:

2008	$162
2009	162
2010	162
2011	162
2012	162
Thereafter	414

$1,224

5.	Premises and Equipment

Premises and equipment at December 31, 2007 and 2006 are summarized as follows:

	December 31
(in thousands)	2007	2006

Premises	$6,178	$5,876
Furniture and equipment	14,242	12,758
Rental equipment(1)	33,105	30,241

	53,525	48,875
Accumulated depreciation	(21,841)	(15,057)

Total premises and equipment, net	$31,684	$33,818

(1)	These assets represent the assets relaed to operating leases.

Depreciation expense was approximately $7,108,000, $5,206,000 and $1,816,000 in 2007, 2006 and 2005, respectively.

6.	Deposits

The scheduled maturities of interest bearing time deposits are as follows at December 31, 2007 (in thousands):

2008	$1,462,554
2009	86,078
2010	15,463
2011	10,251
2012	4,278
2013 and after	64

$1,578,688

At December 31, 2007 and 2006, the Bank had approximately $40,000,000 and $38,000,000, respectively, in deposits from related parties, including directors, stockholders, and their related affiliates.

At December 31, 2007 and 2006, interest bearing time deposits, including deposits in foreign branches, of $100,000 or more were approximately $1,488,167,000 and $1,418,181,000, respectively.

7.	Borrowing Arrangements

Borrowings at December 31, 2007 consist of $7.1 million of customer repurchase agreements, $6.9 million of treasury, tax and loan notes and $400.0 million in borrowings from the FHLB with a weighted average rate of 4.19%. FHLB borrowings are collateralized by eligible securities and loans. Our unused FHLB borrowing capacity at December 31, 2007 was approximately $436.9 million, of which $205.9 million relates to loans and $231.0 million relates to securities. There were $24.4 million of securities pledged for customer repurchase agreements and $7.1 million pledged for treasury, tax and loan notes. During the year ended December 31, 2007, our average borrowings from these sources were $402.5 million. The maximum amount of borrowed funds outstanding at any month-end during the year ended December 31, 2007 was $783.9 million.

The Bank had $130.0 million of upstream federal funds purchased outstanding with a rate of 4.10% and $214.8 million of downstream federal funds purchased outstanding with a rate of 4.40% at December 31, 2007. The Bank had unused upstream federal fund lines available from commercial banks at December 31, 2007 of approximately $458.0 million. Generally, these federal fund borrowings are overnight, but not to exceed seven days.

On September 27, 2007, we entered into a Credit Agreement with KeyBank National Association. This Credit Agreement permits revolving borrowings of up to $50 million and matures on September 24, 2008. At our option, the unpaid principal balance on the Credit Agreement as of September 24, 2008 may be converted into a two-year term loan, which will accrue interest at the same rate(s) as the revolving loans existing on such date. The Credit Agreement permits multiple borrowings that may bear interest at the prime rate minus 1.25% or LIBOR plus 1% at our election. The Credit Agreement is unsecured and proceeds may be used for general corporate purposes. The Credit Agreement contains customary financial covenants and restrictions. At December 31, 2007, we had drawn $25 million, which is included in our total other borrowings.

As of December 31, 2007, our borrowings were as follows (in thousands)

		After One	After Three
	Within	but Within	but Within	After Five
	One Year	Three Years	Five Years	Years	Total

Federal funds purchased(1)	$344,813	$—	$—	$—	$344,813
Customer repurchase agreements(1)	7,148	—	—	—	7,148
Treasury, tax and loan notes(1)	6,890	—	—	—	6,890
FHLB borrowings(1)	400,000	—	—	—	400,000
Short-term borrowings(1)	25,000	—	—	—	25,000
Trust preferred subordinated debentures(1)	—	—	—	113,406	113,406

Total borrowings	$783,851	$—	$—	$113,406	$897,257

(1)	Excludes interest.

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

Borrowings at December 31, 2005 consist of $99.7 million of securities sold under repurchase agreements with a weighted average rate of 3.20%, $8.7 million of customer repurchase agreements with a weighted average rate of 2.95%, and $3.9 million of treasury, tax and loan notes. Securities sold under repurchase are with two significant counterparties which are Salomon Smith Barney at $85.4 million and Credit Suisse First Boston at $14.3 million. The weighted average maturities of the Salomon and Credit Suisse repurchase agreements are nine months and two months, respectively. At December 31, 2005, $50.0 million of our borrowings consisted of borrowings from the FHLB. There were $153.9 million of securities pledged for customer repurchase agreements and securities sold under repurchase agreements and $4.4 million pledged for treasury, tax and loan notes. During the year ended December 31, 2005, our average borrowings from these sources were $477.2 million, of which $315.6 million related to securities sold under repurchase agreements. The maximum amount of borrowed funds outstanding at any month-end during the year ended December 31, 2005 was $610.3 million, of which $354.2 million related to securities sold under repurchase agreements.

The Bank had $103.5 million of downstream federal funds purchased outstanding with a rate of 4.325% at December 31, 2005. The Bank had unused upstream federal fund lines available from commercial banks at December 31, 2005 of approximately $280.5 million. Generally, these federal fund borrowings are overnight, but not to exceed seven days.

8.	Trust Preferred Subordinated Debentures

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

In February 2005, the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies. The Board’s final rule limits the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier I capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. As a result of this final ruling, $97 million of the $113.4 million in trust preferred securities issued by Texas Capital Bancshares Statutory Trusts I, II, III, IV and V is included in Tier I capital at December 31, 2007.

9.	Income Taxes

We have a gross deferred tax asset of $21.0 million at December 31, 2007, which relates primarily to our allowance for loan losses, loan origination fees, and stock compensation. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The Company’s net deferred tax asset is included in other assets in the consolidated balance sheet.

At December 31, 2006, we had a gross deferred tax asset of $14.1 million, which related primarily to our allowance for loan losses.

Income tax expense/(benefit) consists of the following for the years ended:

	Year Ended December 31
(in thousands)	2007	2006	2005

Current:
Federal	$18,643	$16,054	$14,054
State	269	308	247

Total	$18,912	$16,362	$14,301

Deferred:
Federal	$(3,508)	$(1,433)	$(302)
State	—	—	—

Total	$(3,508)	$(1,433)	$(302)

Total expense:
Federal	$15,135	$14,621	$13,752
State	269	308	247

Total	$15,404	$14,929	$13,999

The following table shows the breakdown of total income tax expense for continuing operations and discontinued operations for the years ended December 31, 2007, 2006 and 2005:

Total expense:
From continuing operations	$16,420	$14,961	$13,860
From discontinued operations	(1,016)	(32)	139

Total	$15,404	$14,929	$13,999

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	December 31
(in thousands)	2007	2006

Deferred tax assets:
Allowance for loan losses	$11,643	$7,491
Organizational costs/software	142	142
Loan origination fees	2,983	2,155
Stock compensation	2,271	1,183
Depreciation	1,417	—
Mark to market on mortgage loans	630	—
Reserve for potential mortgage loan repurchases	832	—
Non-accrual interest	403	90
Unrealized loss on securities	473	2,816
Other	181	260

	20,975	14,137
Deferred tax liabilities:
Loan origination costs	(819)	(755)
FHLB stock dividends	(521)	(354)
Leases	(9,779)	—
Depreciation	—	(427)
Other	(28)	(23)

	(11,147)	(1,559)

Net deferred tax asset	$9,828	$12,578

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, “ effective January 1, 2007. Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of Interpretation 48 did not have a significant impact on our financial statements.

We file income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2004.

The reconciliation of income attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

	Year Ended December 31
	2007	2006	2005

Tax at U.S. statutory rate	35%	35%	35%
State taxes	1%	1%	1%
Non-deductible expenses	1%	1%	1%
Non-taxable income	(2)%	(2)%	(2)%
Other	(1)%	(1)%	(1)%

Total	34%	34%	34%

10.	Employee Benefits

The Company has a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan permits the employees of the Company to defer a portion of their compensation. Matching contributions may be made in amounts and at times determined by the Company. The Company made no such contributions for the year ended December 31, 2005. The Company contributed approximately $397,000 and $323,000 for the years ended December 31, 2006 and 2007. Employees of the Company are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options.

During 2000, the Company implemented an Employee Stock Purchase Plan (ESPP). Employees are eligible for the plan when they have met certain requirements concerning period of credited service and minimum hours worked. Eligible employees may contribute a minimum of 1% to a maximum of 10% of eligible compensation up to the Section 423 of the Internal Revenue Code limit of $25,000. The Company has allocated 160,000 shares to the plan. As of December 31, 2005 and 2004, 159,478 shares, had been purchased on behalf of the employees. Effective December 30, 2005, the 2000 Employee Stock Purchase Plan was terminated. During January 2006, a new plan (“2006 ESPP”) was adopted that allocated 400,000 shares to the plan. The 2006 Employee Stock Purchase Plan was approved by stockholders at the 2006 annual meeting. As of December 31, 2007 and 2006, 23,930 and 12,293 shares had been purchased on behalf of the employees under the 2006 ESPP.

As of December 31, 2007, the Company has two stock option plans, the 1999 Stock Omnibus Plan (“1999 Plan”) and the 2005 Long-Term Incentive Plan (“2005 Plan”). The 1999 Plan is no longer available for grants of equity based compensation; however, options to purchase shares previously issued under the plan will remain outstanding and be subject to administration by the Company’s board of directors. Under the 2005 Plan, equity-based compensation grants were made by the Board of Directors, or its designated committee. Grants under the 2005 Plan are subject to vesting requirements. Under the 2005 Plan, the Company may grant, among other things, nonqualified stock options, incentive stock options, restricted stock units, stock appreciation rights, or any combination thereof. The 2005 Plan includes grants for employees and directors. Totals shares authorized under the plan for awards is 1,500,000. Total shares which may be issued under the 2005 Plan at December 31, 2007, 2006 and 2005 were 510,749, 695,902 and 1,381,000, respectively.

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

The fair value of the options, stock appreciation rights and performance stock appreciation rights were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2007	2006

Risk-free rate	4.33%	4.83%
Dividend yield	0.00	0.00
Market price volatility factor	.298	.279
Weighted-average expected life of options	5 years	5 years

Market price volatility and expected life of options is based on historical data and other factors.

A summary of the Company’s stock option activity and related information for 2007, 2006 and 2005 is as follows:

	December 31, 2007		December 31, 2006		December 31, 2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	2,308,103	$10.51	2,608,006	$10.32	2,654,480	$9.01
Options granted	—	—	—	—	307,250	20.84
Options exercised	(239,751)	7.99	(259,213)	8.03	(240,814)	7.35
Options forfeited	(85,000)	15.45	(40,690)	13.94	(112,910)	14.62

Options outstanding at year-end	1,983,352	$10.63	2,308,103	$10.51	2,608,006	$10.32

Options vested and exercisable at year-end	1,600,431	$9.52	1,526,106	$8.82	1,557,207	$7.56
Intrinsic value of options vested and exercisable	$13,971,000
Weighted average remaining contractual life of options vested and exercisable		4.33		4.87
Weighted average fair value of options granted during 2007, 2006 and 2005		$—		$—		$6.93
Fair value of shares vested during year	$982,000		$1,003,000		$896,000
Intrinsic value of options exercised	$3,325,000		$3,419,000		$3,464,000
Weighted average remaining contractual life of options currently outstanding in years:		4.73		5.63		6.55

The Company expensed approximately $1,401,000 and $1,565,000 in 2007 and 2006, respectively, related to stock option awards. Expenses are calculated utilizing the straight-line method. The range of grant prices for all stock options was between $18.62 and $24.05 at December 31, 2005.

In connection with the 2005 Long-term Incentive Plan, stock appreciation rights were issued in 2005, 2006 and 2007. These rights are service-based and generally vest over a period of five years. Of the SARs granted in 2006, 300,312 were Performance Stock Appreciation Rights (PSARs). The PSARs vest as certain price targets are met within a three year period. If the targets are not met with in their stated timeframes, they will be forfeited.

	December 31, 2007		December 31, 2006		December 31, 2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	SARs/	Exercise	SARs/	Exercise	SARs/	Exercise
	PSARs	Price	PSARs	Price	PSARs	Price

SARs outstanding at beginning of year	1,083,054	$21.56	21,000	$23.38	—	$—
SARs granted	186,000	21.39	1,077,031	21.54	21,000	23.28
SARs exercised	—	—		—	—	—

SARs forfeited	(65,967)	21.27	(14,977)	22.65	—	—

SARs outstanding at year-end	1,203,087	$18.24	1,083,054	$21.56	21,000	$23.28
SARs vested at year-end	207,617	$21.72	4,200	$23.38	—
Weighted average remaining contractual life of SARs vested		8.51		8.95
Compensation expense	$1,275,000		$784,000		$—
Weighted average fair value of SAR’s granted during 2007 and 2006		$7.36		$6.82		$—
Fair value of shares vested during the year	$1,503,000		$33,000		$—
Weighted average remaining contractual life of SAR’s currently outstanding in years		8.71		9.50		—

As of December 31, 2007 and 2006, the intrinsic value of SAR’s vested was negative as the December 31, 2007 and 2006 prices were lower than the grant price of the SAR’s.

The following table summarizes the status of and changes in the Bank’s nonvested restricted stock units:

	Non-Vested Stock Awards Outstanding
		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Balance, January 1, 2005	135,000	$8.31
Granted	—	—
Vested and issued	(67,500)	8.31
Forfeited	—	—
Cancelled	—	—

Balance, December 31, 2005	67,500	8.31
Granted	412,383	20.52
Vested and issued	(67,500)	8.31
Forfeited	(815)	22.65
Cancelled	—	—

Balance, December 31, 2006	411,568	20.52
Granted	205,500	19.90
Vested and issued	(87,503)	20.49
Forfeited	(3,365)	22.65
Cancelled	—	—

Balance, December 31, 2007	526,200	$20.27

The RSUs granted during 2007 generally vest over five years. Compensation cost for restricted stock units was $2,084,000, $498,000 and $873,000 for years ended December 31, 2007, 2006 and 2005, respectively. The weighted average remaining contractual life of RSUs currently outstanding is 9.75 years.

Total compensation cost for all share-based arrangements, net of taxes, was $3,119,000, for the year ended December 31, 2007, and $1,877,000 for the year ended December 31, 2006.

Unrecognized stock-based compensation expense related to unvested options issued prior to adoption of SFAS 123R is $2.0 million, pre-tax. The weighted average period over which this unrecognized expense is expected to be recognized was 1.5 years. Unrecognized stock-based compensation expense related to SAR grants issued during 2006 and 2007 is $5.9 million. At December 31, 2007, the weighted average period over which this unrecognized expense is expected to be recognized was 2.3 years. Unrecognized stock-based compensation expense related to RSU grants during 2006 and 2007 is $8.4 million. At December 31, 2007, the weighted average period over which this unrecognized expense is expected to be recognized was 2.5 years.

Cash flows from financing activities included $3,325,000 and $4,090,000 in cash inflows from excess tax benefits related to stock compensation in 2007 and 2006, respectively. The 2007 tax benefit realized from stock options exercised is $1,164,000 and $1,431,000 in 2007 and 2006, respectively.

Upon share option exercise, new shares are issued as opposed to treasury shares.

The following pro forma information presents net income and earnings per share for the year ended December 31, 2005 as if the fair value method of SFAS 123 had been adopted.

(in thousands except per share data)

Net income from continuing operations	$26,927
Add: Total stock-based employee compensation recorded, net of related tax effects	576
Less: Total stock based employee compensation expense determined under fair
value based method for all awards, net of related tax effect	(1,526)

Pro forma net income from continuing operations	25,977
Income from discontinued operations	265

Pro forma net income from consolidated operations	$26,242

Basic income per share:
From continuing operations	$1.05
Pro forma from continuing operations	1.01
As reported	1.06
Pro forma from consolidated operations	1.02
Diluted income per share:
From continuing operations	$1.01
Pro forma from continuing operations	.97
As reported	1.02
Pro forma from consolidated operations	.98

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

2005

Risk-free rate	5.26%
Dividend yield	0.00
Market price volatility factor	.390
Weighted-average expected life of options	5 years

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

	December 31
(in thousands)	2007	2006

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,252,915	$1,070,873
Standby and commercial letters of credit	55,624	58,203

12.	Regulatory Restrictions

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of December 31, 2007 and 2006. As of March 31, 2007, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(in thousands except percentage data)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007:
Total capital (to risk-weighted assets):
Company	$432,620	10.56%	$327,878	8.00%	N/A	N/A
Bank	429,833	10.49%	327,781	8.00%	$409,727	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$385,799	9.41%	$163,939	4.00%	N/A	N/A
Bank	397,012	9.69%	163,891	4.00%	$245,836	6.00%
Tier 1 capital (to average assets):
Company	$385,799	9.38%	$164,589	4.00%	N/A	N/A
Bank	397,012	9.65%	164,541	4.00%	$205,676	5.00%
As of December 31, 2006:
Total capital (to risk-weighted assets):
Company	$375,096	11.16%	$268,786	8.00%	N/A	N/A
Bank	339,336	10.10%	268,678	8.00%	$335,847	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$325,093	9.68%	$134,393	4.00%	N/A	N/A
Bank	318,333	9.48%	134,339	4.00%	$201,508	6.00%
Tier 1 capital (to average assets):
Company	$325,093	9.18%	$141,595	4.00%	N/A	N/A
Bank	318,333	9.00%	141,541	4.00%	$176,926	5.00%

Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. No dividends were declared or paid during 2007, 2006 or 2005.

The required balance at the Federal Reserve at December 31, 2007 and 2006 was approximately $8,287,000 and $47,331,000, respectively.

13.	Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (in thousands except share data):

	Year-Ended December
	2007	2006	2005

Numerator:
Net income from continuing operations	$31,353	$28,981	$26,927
Income (loss) from discontinued operations	(1,931)	(57)	265

Net income	$29,422	$28,924	$27,192

Denominator:
Denominator for basic earnings per share-weighted average shares	26,187,084	25,945,065	25,619,594
Effect of employee stock options(1)	491,487	523,746	1,025,604

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	26,678,571	26,468,811	26,645,198

Basic earning per share from continuing operations	$1.20	$1.12	$1.05

Basic earning per share	$1.12	$1.11	$1.06

Diluted earnings per share from continuing operations	$1.18	$1.10	$1.01

Diluted earnings per share	$1.10	$1.09	$1.02

(1)	Stock options outstanding of 944,170 in 2007 and 1,032,170 in 2006 have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the average market price of the Company’s common stock.

14.	Fair Values of Financial Instruments

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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	December 31, 2007		December 31, 2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$89,463	$89,463	$93,716	$93,716
Securities, available-for-sale	467,314	467,314	532,053	532,053
Loans held for sale	174,166	174,166	199,014	199,014
Loans held for sale from discontinued operations	731	731	16,844	16,844
Loans held for investment, net	3,429,787	3,426,107	2,701,094	2,692,407
Deposits	3,066,377	3,068,497	3,069,330	3,068,785
Federal funds purchased	344,813	344,813	165,955	165,955
Borrowings	439,038	439,038	45,604	45,452
Trust preferred subordinated debentures	113,406	113,995	113,406	113,213

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

Loans, net

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

Federal funds purchased, other borrowings and trust preferred subordinated debentures

The carrying value reported in the consolidated balance sheet for federal funds purchased and short-term borrowings approximates their fair value. The fair value of term borrowings and trust preferred subordinated debentures is estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar borrowings.

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

The Company leases various premises under operating leases with various expiration dates. Rent expense incurred under operating leases amounted to approximately $4,874,000, $5,354,000 and $4,153,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Minimum future lease payments under operating leases are as follows (in thousands):

Minimum
Year Ending December 31, (in thousands)	Payments

2008	$6,272
2009	7,072
2010	5,642
2011	4,148
2012	4,072
2013 and thereafter	33,482

$60,688

16.	Parent Company Only

Summarized financial information for Texas Capital Bancshares, Inc. — Parent Company Only follows:

Balance Sheets

	December 31
(in thousands)	2007	2006

Assets
Cash and cash equivalents	$21,360	$30,040
Investment in subsidiaries	406,306	331,162
Other assets	6,695	6,581

Total assets	$434,361	$367,783

Liabilities and Stockholders’ Equity
Other liabilities	$717	$762
Other borrowings	25,000	—
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	139,123	114,168
Common stock	264	261
Additional paid-in capital	190,175	182,321
Retained earnings	105,685	76,263
Treasury stock	(8)
Accumulated other comprehensive loss	(878)	(5,230)

Total stockholders’ equity	295,238	253,615

Total liabilities and stockholders’ equity	$434,361	$367,783

Statements of Earnings

	Year Ended December 31
(in thousands)	2007	2006	2005

Dividend income	$245	$160	$53
Other income	125	590	565

Total income	370	750	618
Interest expense	8,387	5,439	1,858
Salaries and employee benefits	455	441	413
Legal and professional	1,218	1,174	1,023
Other non-interest expense	382	415	328

Total expense	10,442	7,469	3,622

Loss before income taxes and equity in undistributed income of subsidiary	(10,072)	(6,719)	(3,004)
Income tax benefit	(3,463)	(2,284)	(1,016)

Loss before equity in undistributed income of subsidiary	(6,609)	(4,435)	(1,988)
Equity in undistributed income of subsidiary	36,031	33,409	29,230

Net income	$29,422	$28,974	$27,242

Statements of Cash Flows

	Year Ended December 31
(in thousands)	2007	2006	2005

Operating Activities
Net income	$29,422	$28,974	$27,242
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(36,031)	(33,409)	(29,230)
Increase in other assets	(114)	(1,316)	(1,550)
Tax benefit from stock option exercises	1,164	1,431	1,424
Excess tax benefits from stock-based compensation arrangements	(3,325)	(4,090)	—
Increase in other liabilities	(45)	250	78

Net cash used in operating activities	(8,929)	(8,160)	(2,036)
Investing Activities
Investment in subsidiaries	(30,000)	(47,472)	(40,785)

Net cash used in investing activities	(30,000)	(47,472)	(40,785)
Financing Activities
Subordinated debentures	—	67,012	25,774
Sale of common stock	1,932	1,915	2,330
Net other borrowings	25,000	—	—
Excess tax benefits from stock-based compensation arrangements	3,325	4,090	—
Purchase of treasury stock	(8)	—	—

Net cash provided by financing activities	30,249	73,017	28,104

Net increase (decrease) in cash and cash equivalents	(8,680)	17,385	(14,717)
Cash and cash equivalents at beginning of year	30,040	12,655	27,372
Cash and cash equivalents at end of year	$21,360	$30,040	$12,655

17.	Related Party Transactions

See Notes 3 and 6 for a description of loans and deposits with related parties.

18.	Sale of Discontinued Operation — Residential Mortgage Lending and TexCap Insurance Services

On October 16, 2006, the Company completed the sale of its residential mortgage lending division (RML). The sale was effective as of September 30, 2006, and was, accordingly, reported as discontinued operations. Subsequent to the end of the first quarter of 2007, Texas Capital Bank and the purchaser of its residential mortgage loan division (RML) agreed to terminate and settle the contractual arrangements related to the sale of the division. We will complete the exiting of RML’s activities. All accounts associated with this transaction have been reflected as discontinued operations. The Company’s mortgage warehouse operations were not part of the sale, and are included in the results from continuing operations. During 2007, the loss from discontinued operations from RML was $4.0 million, or $2.6 million net of taxes. The loss includes $2.9 million, $1.9 million net of taxes, related to mark to market adjustments and additional reserves for potential loan repurchases. We still have approximately $731,000 in loans held for sale from discontinued operations that are carried at the estimated market value at December 31, 2007, which is less than the original cost. We intend to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. While the results for discontinued operations at December 31, 2007 includes our best estimate of exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.

On March 30, 2007, Texas Capital Bank completed the sale of its TexCap Insurance Services subsidiary; the sale is, accordingly, reported as a discontinued operation. Historical operating results of TexCap and the net after-tax gain of $1.09 million from the sale are reflected as discontinued operations in the financial statements and schedules. All prior periods have been restated to reflect the change. Except as otherwise noted, all amounts and disclosures throughout this document reflect only the Company’s continuing operations.

The results of operations of the discontinued components are presented separately in the accompanying consolidated statements of income for 2007, 2006 and 2005, net of tax, following income from continuing operations. Details are presented in the following tables:

	Year Ended December 31, 2007
(in thousands)	RML	TexCap	Total

Revenues	$(369)	$424	$55
Expenses	3,645	1,018	4,663
Gain on disposal	—	1,662	1,662

Income (loss) before income taxes	(4,014)	1,068	(2,946)
Income tax expense (benefit)	(1,379)	364	(1,015)

Income (loss) from discontinued operations	$(2,635)	$704	$(1,931)

	Year Ended December 31, 2006
(in thousands)	RML	TexCap	Total

Revenues	$16,210	$3,801	$20,011
Expenses	16,504	3,583	20,087
Loss on disposal	(13)	—	(13)

Income (loss) before income taxes	(307)	218	(89)
Income tax expense (benefit)	(106)	74	(32)

Income (loss) from discontinued operations	$(201)	$144	$(57)

	Year Ended December 31, 2005
(in thousands)	RML	TexCap	Total

Revenues	$16,330	$554	$16,884
Expenses	15,698	782	16,480

Income (loss) before income taxes	632	(228)	404
Income tax expense (benefit)	216	(77)	139

Income (loss) from discontinued operations	$416	$(151)	$265

19.	New Accounting Standards

Statements of Financial Accounting Standards

SFAS No. 123, “Share-Based Payment (Revised 2004).”   SFAS 123R establishes standards for the accounting for transactions in which an entity (1) exchanges its equity instruments for goods or serves, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. We adopted the provisions of SFAS 123R on January 1, 2006. Details related to the adoption of SFAS 123R and impact to our financial statements are more fully discussed in Note 10 — Employee Benefit Plans.

SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. The adoption of SFAS 154 on January 1, 2006 did not impact our financial statements.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.”  SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 was effective for the Company on January 1, 2007 and did not have an impact on our financial statements.

SFAS No. 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on our financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.”  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, which certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for us on January 1, 2008 and is not expected to have a significant impact on our financial statements.

Financial Accounting Standards Board Staff Positions and Interpretations

FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. The adoption of FSP 115-1 on January 1, 2006 did not significantly impact our financial statements.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.”  Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Interpretation 48 was effective for us on January 1, 2007 and did not have a significant impact on our financial statements.

FSP No. 48-1, “Definition of Settlement in FASB Interpretation No. 48.”  FSB 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 was effective retroactively to January 1, 2007 and did not significantly impact our financial statements.

SEC Staff Accounting Bulletins

Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of a Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is applicable to all financial statements issued by the Company after November 15, 2006. The considerations of SAB 108 did not impact our December 31, 2006 financial statements.

Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.”  SAB 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 is not expected to have a material impact on our financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We have established and maintain disclosure controls and other procedures that are designed to ensure that material information relating to us and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. For the period covered in this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

The Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the fiscal quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Texas Capital Bancshares, Inc.

We have audited Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December, 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Texas Capital Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Texas Capital Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Texas Capital Bancshares, Inc. and our report dated February 20, 2008 expressed an unqualified opinion thereon.

Dallas, TX
February 20, 2008

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 19, 2008, which proxy materials will be filed with the SEC no later than April 29, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 19, 2008, which proxy materials will be filed with the SEC no later than April 29, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 19, 2008, which proxy materials will be filed with the SEC no later than April 29, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 19, 2008, which proxy materials will be filed with the SEC no later than April 29, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 19, 2008, which proxy materials will be filed with the SEC no later than April 29, 2008.

ITEM 15.	EXHIBITS

(a)	Documents filed as part of this report

(1) All financial statements

Independent Registered Public Accounting Firms’ Report of Ernst & Young LLP

(2) All financial statements required by Item 8

Independent Registered Public Accounting Firms’ Report of Ernst & Young LLP

(3) Exhibits

2.1	Agreement and Plan to Consolidate Texas Capital Bank with and into Resource Bank, National Association and under the Title of “Texas Capital Bank, National Association,” which is incorporated by reference to Exhibit 2.1 to our registration statement on Form 10 dated August 24, 2001
2.2	Amendment to Agreement and Plan to Consolidate, which is incorporated by reference to Exhibit 2.2 to our registration statement on Form 10 dated August 24, 2001
3.1	Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1 to our registration statement on Form 10 dated August 24, 2001
3.2	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.2 to our registration statement on Form 10 dated August 24, 2001

3.3	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.3 to our registration statement on Form 10 dated August 24, 2001
3.4	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.4 to our registration statement on Form 10 dated August 24, 2001
3.5	Amended and Restated Bylaws of Texas Capital Bancshares, Inc. which is incorporated by reference to Exhibit 3.5 to our registration statement on Form 10 dated August 24, 2001
3.6	First Amendment to Amended and Restated Bylaws of Texas Capital Bancshares, Inc. which is incorporate by reference to Current Report on Form 8-K dated July 18, 2007
4.1	Texas Capital Bancshares, Inc. 1999 Omnibus Stock Plan, which is incorporated by reference to Exhibit 4.1 to our registration statement on Form 10 dated August 24, 2001
4.2	Texas Capital Bancshares, Inc. 2006 Employee Stock Purchase Plan, which is incorporated by reference to our registration statement on Form S-8 dated February 3, 2006.
4.3	Texas Capital Bancshares, Inc. 2005 Long-Term Incentive Plan, which is incorporated by reference to our registration statement on Form S-8 dated June 3, 2005.
4.4	Placement Agreement by and between Texas Capital Bancshares Statutory Trust I and SunTrust Capital Markets, Inc., which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.5	Certificate of Trust of Texas Capital Bancshares Statutory Trust I, dated November 12, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.6	Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, Texas Capital Bancshares, Inc. and Joseph M. Grant, Raleigh Hortenstine III and Gregory B. Hultgren, dated November 19, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.7	Indenture dated November 19, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.8	Guarantee Agreement between Texas Capital Bancshares, Inc. and State Street Bank and Trust of Connecticut, National Association dated November 19, 2002, which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.9	Placement Agreement by and among Texas Capital Bancshares, Inc., Texas Capital Statutory Trust II and Sandler O’Neill & Partners, L.P., which is incorporated by reference to our Current Report Form 8-K dated June 11, 2003
4.10	Certificate of Trust of Texas Capital Statutory Trust II, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.11	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, Texas Capital Bancshares, Inc., and Joseph M. Grant and Gregory B. Hultgren, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.12	Indenture between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.13	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.14	Amended and Restated Declaration of Trust for Texas Capital Statutory Trust III by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Texas Capital Bancshares, Inc. as Sponsor, and the Administrators named therein, dated as of October 6, 2005, which is incorporated by reference to our Current Report on Form 8-K dated October 13, 2005
4.15	Indenture between Texas Capital Bancshares, Inc., as Issuer, and Wilmington Trust Company, as Trustee, for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, dated as of October 6, 2005, which is incorporated by reference to our Current Report on Form 8-K dated October 13, 2005
4.16	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of October 6, 2005, which is incorporated by reference to our Current Report on Form 8-K dated October 13, 2005

4.17	Amended and Restated Declaration of Trust for Texas Capital Statutory Trust IV by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Texas Capital Bancshares, Inc. as Sponsor, and the Administrators named therein, dated as of April 28, 2006, which is incorporated by reference to our Current Report on Form 8-K dated May 3, 2006
4.18	Indenture between Texas Capital Bancshares, Inc., as Issuer, and Wilmington Trust Company, as Trustee, for Floating Rate Junior Subordinated Deferrable Interest Debentures dated as of April 28, 2006, which is incorporated by reference to our Current Report on Form 8-K dated May 3, 2006
4.19	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of April 28, 2006, which is incorporated by reference to our Current Report on Form 8-K dated May 3, 2006
4.20	Amended and Restated Trust Agreement for Texas Capital Statutory Trust V by and among Wilmington Trust Company, as Property Trustee and Delaware Trustee, Texas Capital Bancshares, Inc., as Depositor, and the Administrative Trustees named therein, dated as of September 29, 2006, which is incorporated by reference to our Current Report on Form 8-K dated October 5, 2006
4.21	Junior Subordinated Indenture between Texas Capital Bancshares, Inc. and Wilmington Trust Company, as Trustee, for Floating Rate Junior Subordinated Note dated as of September 29, 2006, which is incorporated by reference to our Current Report on Form 8-K dated October 5, 2006
4.22	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of September 29, 2006, which is incorporated by reference to our Current Report on Form 8-K dated October 5, 2006
10.1	Deferred Compensation Agreement, which is incorporated by reference to Exhibit 10.2 to our registration statement on Form 10 dated August 24, 2001+
10.2	Amended and Restated Deferred Compensation Agreement Irrevocable Trust dated as of November 2, 2004, by and between Texas Capital Bancshares, Inc. and Texas Capital Bank, National Association, which is incorporated by reference to our Annual Report on Form 10-K dated March 14, 2005.+
10.3	Executive Employment Agreement between Joseph M. Grant and Texas Capital Bancshares, Inc. dated October 8, 2002, which is incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K dated March 26, 2003+
10.4	Executive Employment Agreement between George F. Jones, Jr. and Texas Capital Bancshares, Inc. dated October 8, 2002, which is incorporated by reference to Exhibit 10.5 of our Annual Report on Form 10-K dated March 26, 2003+
10.5	Executive Employment Agreement between C. Keith Cargill and Texas Capital Bancshares, Inc. dated October 8, 2002, which is incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K dated March 26, 2003+
10.6	Executive Employment Agreement between Peter Bartholow and Texas Capital Bancshares, Inc. dated October 6, 2003, which is incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K dated March 15, 2004+
10.7	Executive Employment Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and Joseph M. Grant, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.8	Executive Employment Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and George F. Jones, Jr., which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.9	Executive Employment Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and C. Keith Cargill, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.10	Executive Employment Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and Peter B. Bartholow, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+

10.11	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and Joseph M. Grant, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.12	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and George F. Jones, Jr., which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.13	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and C. Keith Cargill, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.14	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and Peter B. Bartholow, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.15	Texas Capital Bancshares, Inc. 1999 Omnibus Stock Plan, which is incorporated by reference to Exhibit 4.1 to our registration statement on Form 10 dated August 24, 2001.
10.16	Texas Capital Bancshares, Inc. 2006 Employee Stock Purchase Plan, which is incorporated by reference to our registration statement on Form S-8 dated February 3, 2006
10.17	Texas Capital Bancshares, Inc. 2005 Long-Term Incentive Plan, which is incorporated by reference to our registration statement on Form S-8 dated June 3, 2005
10.18	Credit Agreement between Texas Capital Bancshares, Inc. and KeyBank National Association, dated as of September 27, 2007, which is incorporated by reference to our Current Report on Form 8-K dated October 1, 2007
21	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP*
24.1	Power of Attorney**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*

*	Filed herewith

+	Management contract or compensatory plan arrangement

**	Included on signature page of this Form 10-K

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TEXAS CAPITAL BANCSHARES, INC.

By:	/s/ JOSEPH M. GRANT
Joseph M. Grant
Chairman of the Board of Directors and
Chief Executive Officer

Date: February 25, 2008

/s/  JOSEPH M. GRANT
Joseph M. Grant
Chairman of the Board of Directors and Chief
Executive Officer (principal executive officer)

Date: February 25, 2008

/s/  PETER BARTHOLOW
Peter Bartholow
Chief Financial Officer and Director
(principal financial officer)

Date: February 25, 2008

/s/  JULIE ANDERSON
Julie Anderson
Controller
(principal accounting officer)

Date: February 25, 2008

/s/  LEO CORRIGAN III
Leo Corrigan III
Director

Date: February 25, 2008

/s/  FREDERICK B. HEGI, JR.
Frederick B. Hegi, Jr.
Director

Date: February 25, 2008

/s/  LARRY L. HELM
Larry L. Helm
Director

Date: February 25, 2008

/s/  JAMES R. HOLLAND, JR.
James R. Holland, Jr.
Director

Date: February 25, 2008

/s/  GEORGE F. JONES, JR.
George F. Jones, Jr.
Director

Date: February 25, 2008

/s/  WALTER W. MCALLISTER III
Walter W. McAllister III
Director

Date: February 25, 2008

/s/  LEE ROY MITCHELL
Lee Roy Mitchell
Director

Date: February 25, 2008

/s/  STEVEN P. ROSENBERG
Steven P. Rosenberg
Director

Date: February 25, 2008

/s/  JOHN C. SNYDER
John C. Snyder
Director

Date: February 25, 2008

/s/  ROBERT W. STALLINGS
Robert W. Stallings
Director

Date: February 25, 2008

/s/  IAN J. TURPIN
Ian J. Turpin
Director

Date: February 25, 2008