Form 10-Q
period 2008-03-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2008-05-02
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
For the quarterly period ended March 31, 2008

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     On April 30, 2008, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:
Common Stock, par value $0.01 per share          26,651,675

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended March 31, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands except share data)

	Three months ended March 31
	2008	2007

Interest income
Interest and fees on loans	$61,897	$61,174
Securities	4,860	5,822
Federal funds sold	40	5
Deposits in other banks	12	15

Total interest income	66,809	67,016
Interest expense
Deposits	21,724	30,890
Federal funds purchased	2,950	2,153
Repurchase agreements	322	394
Other borrowings	3,327	12
Trust preferred subordinated debentures	1,887	2,047

Total interest expense	30,210	35,496

Net interest income	36,599	31,520
Provision for loan losses	3,750	1,200

Net interest income after provision for loan losses	32,849	30,320
Non-interest income
Service charges on deposit accounts	1,117	893
Trust fee income	1,216	1,077
Bank owned life insurance (BOLI) income	311	298
Brokered loan fees	473	479
Equipment rental income	1,516	1,459
Other	1,050	1,077

Total non-interest income	5,683	5,283
Non-interest expense
Salaries and employee benefits	15,342	14,557
Net occupancy expense	2,365	2,020
Leased equipment depreciation	1,193	1,207
Marketing	677	757
Legal and professional	2,016	1,661
Communications and data processing	854	832
Other	3,830	3,061

Total non-interest expense	26,277	24,095

Income from continuing operations before income taxes	12,255	11,508
Income tax expense	4,225	3,922

Income from continuing operations	8,030	7,586
Income (loss) from discontinued operations (after-tax)	(148)	36

Net income	$7,882	$7,622

Basic earnings per share:
Income from continuing operations	$.30	$.29
Net income	$.30	$.29

Diluted earnings per share:
Income from continuing operations	$.30	$.29
Net income	$.30	$.29
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	March 31,	December 31,
	2008	2007

	(Unaudited)
Assets
Cash and due from banks	$78,975	$89,463
Securities, available-for-sale	425,513	440,119
Loans held for sale	239,860	174,166
Loans held for sale from discontinued operations	730	731
Loans held for investment (net of unearned income)	3,493,631	3,462,608
Less: Allowance for loan losses	34,021	32,821

Loans held for investment, net	3,459,610	3,429,787
Premises and equipment, net	29,526	31,684
Accrued interest receivable and other assets	110,220	113,648
Goodwill and intangible assets, net	7,810	7,851

Total assets	$4,352,244	$4,287,449

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$503,554	$529,334
Interest bearing	1,718,339	1,569,546
Interest bearing in foreign branches	933,420	967,497

Total deposits	3,155,313	3,066,377

Accrued interest payable	5,742	5,630
Other liabilities	14,285	23,047
Federal funds purchased	312,212	344,813
Repurchase agreements	8,964	7,148
Other borrowings	430,306	431,890
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	4,040,228	3,992,311

Stockholders’ equity:
Common stock, $.01 par value:
Authorized shares — 100,000,000	266	264
Issued shares — 26,631,763 and 26,389,548 at March 31, 2008 and December 31, 2007, respectively	266	264
Additional paid-in capital	193,917	190,175
Retained earnings	113,467	105,585
Treasury stock (shares at cost: 84,691 at March 31, 2008 and December 31, 2007)	(581)	(581)
Deferred compensation	573	573
Accumulated other comprehensive income (loss), net of taxes	4,374	(878)

Total stockholders’ equity	312,016	295,138

Total liabilities and stockholders’ equity	$4,352,244	$4,287,449

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands except share data)

	Common Stock				Treasury Stock
			Additional					Accumulated Other
			Paid-in	Retained			Deferred	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	Income (Loss)	Total

Balance at December 31, 2006	26,065,124	$261	182,321	$76,163	(84,274)	$(573)	$573	$(5,230)	$253,515
Comprehensive income:
Net income	—	—	—	29,422	—	—	—	—	29,422
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $2,343	—	—	—	—	—	—	—	4,352	4,352

Total comprehensive income									33,774
Tax benefit related to exercise of stock options	—	—	1,164	—	—	—	—	—	1,164
Stock-based compensation expense recognized in earnings	—	—	4,761	—	—	—	—	—	4,761
Issuance of stock related to stock-based awards	324,424	3	1,929	—	—	—	—	—	1,932
Purchase of treasury stock	—	—	—	—	(417)	(8)	—	—	(8)

Balance at December 31, 2007	26,389,548	264	190,175	105,585	(84,691)	(581)	573	(878)	295,138
Comprehensive income:
Net income (unaudited)	—	—	—	7,882	—	—	—	—	7,882
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $2,828 (unaudited)	—	—	—	—	—	—	—	5,252	5,252

Total comprehensive income (unaudited)									13,134
Tax benefit related to exercise of stock options (unaudited)	—	—	677	—	—	—	—	—	677
Stock-based compensation expense recognized in earnings (unaudited)	—	—	1,295	—	—	—	—	—	1,295
Issuance of stock related to stock-based awards (unaudited)	242,215	2	1,770	—	—	—	—	—	1,772

Balance at March 31, 2008 (unaudited)	26,631,763	$266	$193,917	$113,467	(84,691)	$(581)	$573	$4,374	$312,016

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Three months ended March 31
	2008	2007

Operating activities
Net income	$7,882	$7,622
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	3,750	1,200
Depreciation and amortization	1,878	1,773
Amortization and accretion on securities	73	77
Bank owned life insurance (BOLI) income	(311)	(298)
Stock-based compensation expense	1,295	1,252
Tax benefit from stock option exercises	677	125
Excess tax benefits from stock-based compensation arrangements	(1,935)	(358)
Originations of loans held for sale	(1,330,485)	(994,646)
Proceeds from sales of loans held for sale	1,264,033	985,586
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	3,739	9,665
Accrued interest payable and other liabilities	(11,478)	(3,074)

Net cash (used in) provided by operating activities of continuing operations	(60,882)	8,924
Net cash provided by operating activities of discontinued operations	1,324	8,669

Net cash (used in) provided by operating activities	(59,558)	17,593

Investing activities
Purchases of available-for-sale securities	(2,580)	(2,568)
Maturities and calls of available-for-sale securities	7,600	4,790
Principal payments received on securities	17,593	20,605
Net increase in loans held for investment	(34,136)	(162,284)
Purchases and sales of premises and equipment, net	319	(2,835)

Net cash used in investing activities of continuing operations	(11,204)	(142,292)

Financing activities
Net increase in deposits	88,936	17,407
Issuance of stock related to stock-based awards	1,772	340
Net increase (decrease) in other borrowings	232	(3,126)
Excess tax benefits from stock-based compensation arrangements	1,935	358
Net federal funds purchased	(32,601)	122,685
Purchase of treasury stock	—	(8)

Net cash provided by financing activities of continuing operations	60,274	137,656

Net increase (decrease) in cash and cash equivalents	(10,488)	12,957
Cash and cash equivalents at beginning of period	89,463	93,716

Cash and cash equivalents at end of period	$78,975	$106,673

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$30,098	$33,382
Cash paid during the period for income taxes	5,631	11
Non-cash transactions:
Transfers from loans/leases to other repossessed assets	1,784	—
Transfers from loans/leases to premises and equipment	—	556
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
The consolidated interim financial statements have been prepared without audit. Certain information and footnote disclosures presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make interim financial information not misleading. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the SEC on February 26, 2008 (the “2007 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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
Fair Values of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments do not include the value of anticipated future business or the value of assets and liabilities not considered financial instruments. Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”). The adoption of SFAS 157 did not have an impact on our financial statements except for the expanded disclosures noted in Note 10 — Fair Value Disclosures.

(2) EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended March 31
	2008	2007

Numerator:
Net income from continuing operations	$8,030	$7,586
Income (loss) from discontinued operations	(148)	36

Net income	$7,882	$7,622

Denominator:
Denominator for basic earnings per share-weighted average shares	26,466,048	26,087,077
Effect of employee stock options (1)	61,856	353,478

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	26,527,904	26,440,555

Basic earnings per share from continuing operations	$.30	$.29
Basic earnings per share from discontinued operations	—	—

Basic earnings per share	$.30	$.29

Diluted earnings per share from continuing operations	$.30	$.29
Diluted earnings per share from discontinued operations	—	—

Diluted earnings per share	$.30	$.29

(1)	Stock options outstanding of 1,614,748 at March 31, 2008 and 952,170 at March 31, 2007 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Stock options are anti-dilutive when the exercise price is higher than the average market price of our common stock.
(3) SECURITIES
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
Our unrealized gain on the securities portfolio value increased from a loss of $1.4 million, which represented 0.29% of the amortized cost at December 31, 2007, to a gain of $6.7 million, which represented 1.61% of the amortized cost at March 31, 2008.
The following table discloses, as of March 31, 2008, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasuries	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	30,725	(225)	7,883	(15)	38,608	(240)
Corporate securities	—	—	4,999	(1)	4,999	(1)
Municipals	2,779	(27)	—	—	2,779	(27)
Equity securities	—	—	—	—	—	—

	$33,504	$(252)	$12,882	$(16)	$46,386	$(268)

At March 31, 2008, the number of investment positions in this unrealized loss position totals 17. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value, and (2) it is not probable that we will be unable to collect the amounts contractually due. The unrealized losses noted are interest rate related due to rising rates in 2006 in relation to previous rates in 2004 and 2005. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.
(4) LOANS AND ALLOWANCE FOR LOAN LOSSES
At March 31, 2008 and December 31, 2007, loans were as follows (in thousands):

	March 31,	December 31,
	2008	2007

Commercial	$2,021,925	$2,035,049
Construction	620,818	573,459
Real estate	776,460	773,970
Consumer	23,548	28,334
Leases	71,953	74,523

Gross loans held for investment	3,514,704	3,485,335
Deferred income (net of direct origination costs)	(21,073)	(22,727)
Allowance for loan losses	(34,021)	(32,821)

Total loans held for investment, net	$3,459,610	$3,429,787

We continue to lend primarily in Texas. As of March 31, 2008, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased selected loan participations and interests in certain syndicated credits and United States Department of Agriculture (“USDA”) government guaranteed loans.
Non-Performing Assets
Non-performing loans and leases at March 31, 2008, December 31, 2007 and March 31, 2007 are summarized as follows (in thousands):

	March 31,	December 31,	March 31,
	2008	2007	2007

Non-accrual loans: (1) (3)
Commercial	$5,570	$14,693	$3,174
Construction	4,380	4,147	1,804
Real estate	3,381	2,453	3,705
Consumer	86	90	145
Equipment leases	147	2	15

Total non-accrual loans	13,564	21,385	8,843

Loans past due 90 days and accruing (2)(3)	5,199	4,147	4,828
Other repossessed assets:
Other real estate owned (3)	3,126	2,671	89
Other repossessed assets	25	45	135

Total other repossessed assets	3,151	2,716	224

Total non-performing assets	$21,914	$28,248	$13,895

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal.

(2)	At March 31, 2008, $1.3 million of the loans past due 90 days and still accruing are premium finance loans. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(3)	At March 31, 2008, non-performing assets include $4.8 million of mortgage warehouse loans that were transferred to our loans held for investment at lower of cost or market.

Allowance for Loan Losses
Activity in the allowance for loan losses was as follows (in thousands):

	Three months ended
	March 31,
	2008	2007

Balance at the beginning of the period	$32,821	$21,003
Provision for loan losses	3,750	1,200
Net charge-offs:
Loans charged-off	3,120	146
Recoveries	570	532

Net charge-offs (recoveries)	2,550	(386)

Balance at the end of the period	$34,021	$22,589

(5) PREMISES AND EQUIPMENT
Premises and equipment are stated at cost, less accumulated depreciation, computed by the straight-line method based on the estimated useful lives of the assets, which range from three to ten years. Gains or losses on disposals of premises and equipment are included in results of operations.
Premises and equipment at March 31, 2008, December 31, 2007 and March 31, 2007 are summarized as follows (in thousands):

	March 31,	December 31,	March 31,
	2008	2007	2007

Premises	$6,534	$6,178	$5,820
Furniture and equipment	13,432	14,242	12,242
Rental equipment (1)	32,109	33,105	32,504

	52,075	53,525	50,566
Accumulated depreciation	(22,549)	(21,841)	(16,216)

Total premises and equipment, net	$29,526	$31,684	$34,350

(1)	These assets represent the assets related to operating leases.
(6) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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

(In thousands)	March 31, 2008
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,284,721
Standby letters of credit	58,295
(7) REGULATORY MATTERS
The Company and the Bank are subject to various banking laws and regulations related to compliance and capital requirements administered by the federal banking agencies. Regulatory focus on Bank Security Act (BSA) and Patriot Act compliance remains a high priority. Failure to comply with applicable laws and regulations or to meet minimum capital requirements can result in certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct and material effect on the Company’s and the Bank’s business activities, results of operations and financial condition. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with relevant laws or regulations, could have serious legal, reputational, and financial consequences for the institution. Because of the significance of regulatory emphasis on these requirements, the Company and the Bank will continue to expend significant staffing, technology and financial resources to maintain programs designed to ensure compliance with applicable laws and regulations and an effective audit function for testing our compliance with the Bank Secrecy Act on an ongoing basis.
Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of March 31, 2008 and 2007. As of March 31, 2007, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.
Based on the information in our most recently filed call report and as shown in the table below, we continue to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.
TABLE 6 — CAPITAL RATIOS

	March 31,	March 31,
	2008	2007

Risk-based capital:
Tier 1 capital	9.68%	9.84%
Total capital	10.75%	11.13%
Leverage	9.39%	9.50%
(8) STOCK-BASED COMPENSATION
The fair value of our stock option and stock appreciation right (“SAR”) grants are estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.

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
As a result of applying the provisions of SFAS 123R during the three months ended March 31, 2008, we recognized stock-based compensation expense of $1.3 million, or $848,000 net of tax. The amount for the three months ended March 31, 2008 is comprised of $337,000 related to unvested options issued prior to the adoption of SFAS 123R, $422,000 related to SARs issued in 2006, 2007 and 2008, and $536,000 related to restricted stock units (“RSUs”) issued in 2006, 2007 and 2008. Cash flows from financing activities for the three months ended March 31, 2008 included $1.9 million in cash inflows from excess tax benefits related to stock compensation. Such cash flows were previously reported as operating activities. Unrecognized stock-based compensation expense related to unvested options issued prior to adoption of SFAS 123R is $1.7 million, pre-tax. At March 31, 2008, the weighted average period over which this unrecognized expense is expected to be recognized was 1.4 years. Unrecognized stock-based compensation expense related to grants during 2006, 2007 and 2008 is $13.1 million. At March 31, 2008, the weighted average period over which this unrecognized expense is expected to be recognized was 2.3 years.
(9) DISCONTINUED OPERATIONS
On March 30, 2007, we completed the sale of our TexCap Insurance Services (“TexCap”) subsidiary; the sale was, accordingly, reported as a discontinued operation. Historical operating results of TexCap and the net after-tax gain of $1.09 million from the sale, are reflected as discontinued operations in the financial statements with income from discontinued operations of $704,000, net of taxes for the quarter ended March 31, 2007.
Subsequent to the end of the first quarter of 2007, we and the purchaser of our residential mortgage loan division (RML) agreed to terminate and settle the contractual arrangements related to the sale of the division, which had been completed as of the end of the third quarter of 2006. Historical operating results of RML are reflected as discontinued operations in the financial statements.
During the three months ended March, 31, 2008 and March 31, 2007, the loss from discontinued operations was $148,000 and $668,000, net of taxes. The loss is primarily related to continuing legal and salary expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $730,000 in loans held for sale from discontinued operations that are carried at the estimated market value at quarter-end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of March 31, 2008 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.
(10) FAIR VALUE DISCLOSURES
Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of SFAS 157 did not have an impact on our financial statements except for the expanded disclosures noted below.
We determine the fair market values of our financial instruments based on the fair value hierarchy. The standard describes three levels of inputs that may be used to measure fair value as provided below.

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include US Treasuries that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include US government and agency mortgage-backed debt securities, corporate securities, municipal bonds, and CRA funds.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation. This category generally includes certain private equity investments, and certain mortgage loans that are transferred from loans held for sale to loans held for investment at a lower of cost or fair value, as well as other real estate owned (OREO) and impaired loans where collateral values have been used as the basis of calculating impairment value.
Assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2008 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3

Assets
Available for sale securities (1)
Treasuries	$2,600	$—	$—
Mortgage-backed securities	—	346,004	—
Corporate securities	—	20,318	—
Municipals	—	49,055	—
Other	—	7,536	—

Loans (2)	—	—	12,480
Other real estate owned (OREO) (3)	—	—	3,126

Total assets	$2,600	$422,913	$15,606

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Includes certain mortgage loans that have been transferred to loans held for investment from loans held for sale at the lower of cost or market. Also, includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(3)	Other real estate owned is transferred from loans to OREO at the lower of cost or market.
Level 3 Valuations
Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.
Loans Certain mortgage loans that are transferred from loans held for sale to loans held for investment are valued based on third party broker pricing. As the dollar amount and number of loans being valued is very small, a comprehensive market analysis is not obtained or considered necessary. Instead, we conduct a general polling of one or more mortgage brokers for indications of general market prices for the types of mortgage loans being valued. Also includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral based on a third party real estate appraisal.
Other real estate owned Property is fair valued at the time of foreclosure and transfer to OREO from loans. Generally, we have third party real estate appraisals that are used to determine fair value.
During the first quarter of 2008, we sold some of the mortgage loans previously marked to market for par and were able to recognize a gain of $315,000 related to the sales. Also, during the quarter, only two additional loans were added to the above with a mark to market adjustment of approximately $33,000. Net gains recognized in earnings during the quarter was $282,000.
(11) NEW ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Bank on January 1, 2008 and did not have a significant impact on our financial statements. See Note 1 and Note 9 for additional discussion.
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”) permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for companies on January 1, 2008. The Bank has not elected SFAS 159 and has not yet determined the financial assets and liabilities for which the fair value option would be elected or the potential impact on the consolidated financial statements if such election were made.

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended			For the three months ended
	March 31, 2008			March 31, 2007
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Assets
Securities — taxable	$380,257	$4,424	4.68%	$456,809	$5,388	4.78%
Securities — non-taxable(2)	48,144	671	5.61%	48,549	668	5.58%
Federal funds sold	4,714	40	3.41%	418	5	4.85%
Deposits in other banks	1,251	12	3.86%	1,097	15	5.55%
Loans held for sale from continuing operations	171,672	2,610	6.11%	156,400	2,791	7.24%
Loans	3,483,840	59,287	6.84%	2,767,834	58,383	8.55%
Less reserve for loan losses	33,519	—	—	21,001	—	—

Loans, net of reserve	3,621,993	61,897	6.87%	2,903,233	61,174	8.55%

Total earning assets	4,056,359	67,044	6.65%	3,410,106	67,250	8.00%
Cash and other assets	207,595			241,822

Total assets	$4,263,954			$3,651,928

Liabilities and Stockholders’ Equity
Transaction deposits	$108,349	$145	0.54%	$105,592	$282	1.08%
Savings deposits	790,185	5,118	2.61%	821,526	9,175	4.53%
Time deposits	727,494	7,875	4.35%	769,485	9,756	5.14%
Deposits in foreign branches	956,603	8,586	3.61%	915,229	11,677	5.17%

Total interest bearing deposits	2,582,631	21,724	3.38%	2,611,832	30,890	4.80%
Other borrowings	773,149	6,599	3.43%	207,303	2,559	5.01%
Trust preferred subordinated debentures	113,406	1,887	6.69%	113,406	2,047	7.32%

Total interest bearing liabilities	3,469,186	30,210	3.50%	2,932,541	35,496	4.91%
Demand deposits	469,299			439,071
Other liabilities	22,071			26,494
Stockholders’ equity	303,398			253,822

Total liabilities and stockholders’ equity	$4,263,954			$3,651,928

Net interest income		$36,834			$31,754

Net interest margin			3.65%			3.78%
Net interest spread			3.15%			3.09%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

Additional information from discontinued operations
Loans held for sale	$731			$12,068
Borrowed funds	731			12,068
Net interest income		$13			$46
Net interest margin — consolidated			3.65%			3.77%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
Statements and financial analysis contained in this document that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements describe our future plans, strategies and expectations and are based on certain assumptions. As a result, these forward looking statements involve substantial risks and uncertainties, many of which are beyond our control. The important factors that could cause actual results to differ materially from the forward looking statements include the following:
(1)	Changes in interest rates and the relationship between rate indices, including LIBOR and Fed Funds

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
Results of Operations
Except as otherwise noted, all amounts and disclosures throughout this document reflect continuing operations. See Part I, Item 1 herein for a discussion of discontinued operations at Note (9) — Discontinued Operations.
Summary of Performance
We reported net income of $8.0 million, or $.30 per diluted common share, for the first quarter of 2008 compared to $7.6 million, or $.29 per diluted common share, for the first quarter of 2007. Return on average equity was 10.64% and return on average assets was 76% for the first quarter of 2008, compared to 12.12% and 84%, respectively, for the first quarter of 2007.
Net interest income for the first quarter of 2008 increased by $5.1 million, or 16%, to $36.6 million from $31.5 million over the first quarter of 2007. The increase in net interest income was due primarily to an increase in average earning assets of $646.3 million, or 19%, over levels reported in the first quarter of 2007.
Non-interest income increased $400,000, or 8%, compared to the first quarter of 2007. The increase is primarily related to a $224,000 increase in service charges on deposit accounts from $893,000 to $1.1 million. Trust fee income increased $139,000 due to continued growth of trust assets.
Non-interest expense increased $2.2 million, or 9%, compared to the first quarter of 2007. The increase is primarily related to a $785,000 increase in salaries and employee benefits to $15.3 million from $14.6 million, which was primarily due to general business growth.

Net Interest Income
Net interest income was $36.6 million for the first quarter of 2008, compared to $31.5 million for the first quarter of 2007. The increase was due to an increase in average earning assets of $646.3 million as compared to the first quarter of 2007. The increase in average earning assets included a $716.0 million increase in average loans held for investment and an increase of $15.3 million in loans held for sale, offset by a $77.0 million decrease in average securities. For the quarter ended March 31, 2008, average net loans and securities represented 89% and 11%, respectively, of average earning assets compared to 85% and 15% in the same quarter of 2007.
Average interest bearing liabilities increased $536.6 million from the first quarter of 2007, which included a $29.2 million decrease in interest bearing deposits offset by a $565.8 million increase in other borrowings. The significant increase in average other borrowings is a result of the combined effects of maturities of transaction-specific deposits and growth in loans during the first quarter of 2008. The average cost of interest bearing liabilities decreased from 4.91% for the quarter ended March 31, 2007 to 3.50% for the same period of 2008.
TABLE 1 — VOLUME/RATE ANALYSIS
(In thousands)

	Three months ended March 31, 2008/2007
	Change Due To (1)
	Change	Volume	Yield/Rate

Interest income:
Securities (2)	$(961)	$(863)	$(98)
Loans held for sale	(181)	244	(425)
Loans held for investment	904	33,014	(32,110)
Federal funds sold	35	52	(17)
Deposits in other banks	(3)	2	(5)

Total	(206)	32,449	(32,655)
Interest expense:
Transaction deposits	(137)	7	(144)
Savings deposits	(4,057)	(346)	(3,711)
Time deposits	(1,881)	(515)	(1,366)
Deposits in foreign branches	(3,091)	516	(3,607)
Borrowed funds	3,880	7,082	(3,202)

Total	(5,286)	6,744	(12,030)

Net interest income	$(5,080)	$25,705	$(20,625)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.
Net interest margin from continuing operations, the ratio of net interest income to average earning assets from continuing operations, was 3.65% for the first quarter of 2008 compared to 3.78% for the first quarter of 2007. The decrease in net interest margin resulted primarily from a 135 basis point decrease in the yield on earning assets while interest expense as a percentage of earning assets decreased by 122 basis points.
Non-interest Income
Non-interest income increased $400,000 compared to the same quarter of 2007. The increase is primarily related to a $224,000 increase in service charges on deposit accounts from $893,000 to $1.1 million, which is attributed to lower earnings credit rates based on market rates, and some additional changes in pricing. Trust fee income increased $139,000 due to continued growth of trust assets.
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

TABLE 2 — NON-INTEREST INCOME
(In thousands)

	Three months ended March 31
	2008	2007

Service charges on deposit accounts	$1,117	$893
Trust fee income	1,216	1,077
Bank owned life insurance (BOLI) income	311	298
Brokered loan fees	473	479
Equipment rental income	1,516	1,459
Other	1,050	1,077

Total non-interest income	$5,683	$5,283

Non-interest Expense
Non-interest expense for the first quarter of 2007 increased $2.2 million, or 9%, to $26.3 million from $24.1 million, and is primarily attributable to a $785,000 increase in salaries and employee benefits to $15.3 million from $14.6 million, which was primarily due to general business growth.
Occupancy expense for the three months ended March 31, 2008 increased $345,000, or 17%, compared to the same quarter in 2007 related to general business growth.
Marketing expense decreased $80,000, or 11%. Marketing expense for the three months ended March 31, 2008 included $105,000 of direct marketing and promotions and $378,000 for business development compared to direct marketing and promotions of $109,000 and business development of $431,000 during the same period for 2007. Marketing expense for the three months ended March 31, 2008 also included $194,000 for the purchase of miles related to the American Airlines AAdvantage® program compared to $217,000 for the same period for 2007. Our direct marketing may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets.
Legal and professional expense for the three months ended March 31, 2008 increased $355,000, or 21% compared to the same quarter in 2007 related to general growth and continued regulatory and compliance costs.
TABLE 3 — NON-INTEREST EXPENSE
 (In thousands)

	Three months ended March 31
	2008	2007

Salaries and employee benefits	$15,342	$14,557
Net occupancy expense	2,365	2,020
Leased equipment depreciation	1,193	1,207
Marketing	677	757
Legal and professional	2,016	1,661
Communications and data processing	854	832
Other	3,830	3,061

Total non-interest expense	$26,277	$24,095

Analysis of Financial Condition
The aggregate loan portfolio at March 31, 2008 increased $95.1 million from December 31, 2007 to $3.8 billion. Real estate loans and constructions loans increased $2.5 million and $47.3 million, respectively. Commercial loans, consumer loans and leases decreased $13.0 million, $4.8 million and $2.6 million, respectively. Loans held for sale increased $65.7 million.
TABLE 4 — LOANS
(In thousands)

	March 31,	December 31,
	2008	2007

Commercial	$2,021,925	$2,035,049
Construction	620,818	573,459
Real estate	776,460	773,970
Consumer	23,548	28,334
Leases	71,953	74,523

Gross loans held for investment	3,514,704	3,485,335
Deferred income (net of direct origination costs)	(21,073)	(22,727)
Allowance for loan losses	(34,021)	(32,821)

Total loans held for investment, net	3,459,610	3,429,787
Loans held for sale	239,860	174,166

Total	$3,699,470	$3,603,953

We continue to lend primarily in Texas. As of March 31, 2008, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased selected loan participations and interests in certain syndicated credits and USDA government guaranteed loans.
Summary of Loan Loss Experience
During the first quarter of 2008, the Company recorded net charge-offs in the amount of $2.6 million, compared to net recoveries of $386,000 for the same period in 2007. The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $34.0 million at March 31, 2008, $32.8 million at December 31, 2007 and $22.6 million at March 31, 2007. This represents 0.97%, 0.95% and 0.78% of loans held for investment (net of unearned income) at March 31, 2008, December 31, 2007 and March 31, 2007, respectively.
The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a $3.8 million provision for loan losses during the first quarter of 2008 compared to $1.2 million in the first quarter of 2007 and $9.3 million in the fourth quarter of 2007.
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

The reserve allocation percentages assigned to each credit grade have been developed based primarily on an analysis of our historical loss rates and historical loss rates at selected peer banks, adjusted for certain qualitative factors. Qualitative adjustments for such things as general economic conditions, changes in credit policies and lending standards and changes in the trend and severity of problem loans, can cause the estimation of future losses to differ from past experience. In addition, the reserve considers the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio. The portion of the allowance that is not derived by the allowance allocation percentages compensates for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We evaluate many factors and conditions in determining the unallocated portion of the allowance, including the economic and business conditions affecting key lending areas, credit quality trends and general growth in the portfolio. The allowance is considered adequate and appropriate, given management’s assessment of potential losses within the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in our market areas and other factors.
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

TABLE 5 — SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)

	Three months ended		Three months ended		Year ended
	March 31,		March 31,		December 31,
	2008		2007		2007

Beginning balance	$32,821		$21,003		$21,003
Loans charged-off:
Commercial	3,086		146		2,528
Real estate — construction	—		—		313
Real estate — permanent	5		—		—
Consumer	—		—		48
Leases	29		—		81

Total	3,120		146		2,970
Recoveries:
Commercial	524		504		642
Consumer	—		13		15
Leases	46		15		131

Total recoveries	570		532		788

Net charge-offs (recoveries)	2,550		(386)		2,182
Provision for loan losses	3,750		1,200		14,000

Ending balance	$34,021		$22,589		$32,821

Reserve to loans held for investment (2)	.97%		.78%		.95%
Net charge-offs (recoveries) to average loans (1)(2)	.29%		(.06)%		.07%
Provision for loan losses to average loans (1)(2)	.43%		.18%		.46%
Recoveries to total charge-offs	18.27%		364.38%		26.53%
Reserve as a multiple of net charge-offs	13.3x		N/M		15.0x
Non-performing and renegotiated loans:
Non-accrual(4)	$13,564		$8,843		$21,385
Loans past due 90 days and accruing(3)(4)	5,199		4,828		4,147

Total	$18,763		$13,671		$25,532

Other real estate owned(4)	$3,126		$89		$2,671

Reserve as a percent of non-performing loans (2)	1.8	x	1.7	x	1.3	x

(1)	Interim period ratios are annualized.

(2)	Excludes loans held for sale.

(3)	At March 31, 2008, $1.3 million of the loans past due 90 days and still accruing are premium finance loans. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take up to 180 days or longer from the cancellation date.

(4)	At March 31, 2008, non-performing assets include $4.8 million of mortgage warehouse loans that were transferred from loans held for sale to loans held for investment at lower of cost or market.

Non-performing Assets
Non-performing assets include non-accrual loans and leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. The table below summarizes our non-accrual loans by type (in thousands):

	March 31,	December 31,	March 31,
	2008	2007	2007

Non-accrual loans:
Commercial	$5,570	$14,693	$3,174
Construction	4,380	4,147	1,804
Real estate	3,381	2,453	3,705
Consumer	86	90	145
Leases	147	2	15

Total non-accrual loans	$13,564	$21,385	$8,843

At March 31, 2008, we had $5.2 million in loans past due 90 days and still accruing interest. At March 31, 2008, $1.3 million of the loans past due 90 days and still accruing are premium finance loans. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take up to 180 days or longer from the cancellation date. At March 31, 2008, we had $3.2 million in other repossessed assets and real estate.
Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of March 31, 2008, none of our non-accrual loans were earning on a cash basis.
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
Our unrealized gain on the securities portfolio value increased from a loss of $1.4 million, which represented 0.29% of the amortized cost at December 31, 2007, to a gain of $6.7 million, which represented 1.61% of the amortized cost at March 31, 2008.
The following table discloses, as of March 31, 2008, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasuries	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	30,725	(225)	7,883	(15)	38,608	(240)
Corporate securities	—	—	4,999	(1)	4,999	(1)
Municipals	2,779	(27)	—	—	2,779	(27)
Equity securities	—	—	—	—	—	—

	$33,504	$(252)	$12,882	$(16)	$46,386	$(268)

At March 31, 2008, the number of investment positions in this unrealized loss position totals 17. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value, and (2) it is not probable that we will be unable to collect the amounts contractually due. The unrealized losses noted are interest rate related due to rising rates in 2006 in relation to previous rates in 2004 and 2005. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.
Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2007 and for the three months ended March 31, 2008, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank) and the Federal Home Loan Bank (“FHLB”) borrowings.
Our liquidity needs have typically been fulfilled through growth in our core customer deposits, and supplemented with brokered deposits and borrowings as needed. Our goal is to obtain as much of our funding as possible from deposits of these core customers, which as of March 31, 2008, comprised $2,974.2 million, or 94.3%, of total deposits. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect.
In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. These CDs are generally of short maturities, 90 days or less, and are used to supplement temporary differences in the growth in loans, including growth in specific categories of loans, compared to customer deposits. As of March 31, 2008, brokered retail CDs comprised $181.1 million, or 5.7%, of total deposits. We believe the Company has access to sources of brokered deposits of not less than $821 million.
Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes, and advances from the FHLB. As of March 31, 2008, our borrowings consisted of a total of $9.0 million of customer repurchase agreements, $136.0 million of upstream federal funds purchased and $176.2 million of downstream federal funds purchased. Credit availability from the FHLB is based on our bank’s financial and operating condition and borrowing collateral we hold with the FHLB. At March 31, 2008, we had $400.0 million in borrowings from the FHLB. FHLB borrowings are collateralized by eligible securities and loans. Our unused FHLB borrowing capacity at March 31, 2008 was approximately $437.0 million. As of March 31, 2008, we had unused upstream federal fund lines available from commercial banks of approximately $458.0 million. During the three months ended March 31, 2008, our average other borrowings from these sources were $773.1 million. The maximum amount of borrowed funds outstanding at any month-end during the first three months of 2008 was $913.6 million.
Our equity capital averaged $303.4 million for the three months ended March 31, 2008 as compared to $253.8 million for the same period in 2007. This increase reflects our retention of net earnings during this period. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.
As of March 31, 2008, our significant fixed and determinable contractual obligations to third parties were as follows (in thousands):

		After One	After Three
	Within	but Within	but Within	After Five
	One Year	Three Years	Five Years	Years	Total

Deposits without a stated maturity (1)	$1,419,606	$—	$—	$—	$1,419,606
Time deposits (1)	1,627,747	97,773	10,122	65	1,735,707
Federal funds purchased (1)	312,212	—	—	—	312,212
Customer repurchase agreements (1)	8,964	—	—	—	8,964
Treasury, tax and loan notes (1)	5,306	—	—	—	5,306
FHLB borrowing	400,000	—	—	—	400,000
Short-term borrowing	25,000	—	—	—	25,000
Operating lease obligations	6,419	12,031	8,284	32,635	59,369
Trust preferred subordinated debentures (1)	—	—	—	113,406	113,406

Total contractual obligations	$3,805,254	$109,804	$18,406	$146,106	$4,079,570

(1)	Excludes interest
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
Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, and SFAS No. 5, “Accounting for Contingencies”. The allowance for loan losses is established through a provision for loan losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the loan losses inherent in the loan portfolio. The allowance for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. Factors contributing to the determination of specific reserves include the credit-worthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general reserve, the portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. See “Summary of Loan Loss Experience” in Part I, Item 2 herein for further discussion of the risk factors considered by management in establishing the allowance for loan losses.

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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of March 31, 2008, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Interest Rate Sensitivity Gap Analysis
March 31, 2008
(In thousands)

	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance

Securities (1)	$29,561	$71,263	$141,563	$183,126	$425,513

Total variable loans	3,107,491	30,614	31,317	218	3,169,640
Total fixed loans	156,991	143,446	187,101	98,116	585,654

Total loans (2)	3,264,482	174,060	218,418	98,334	3,755,294

Total interest sensitive assets	$3,294,043	$245,323	$359,981	$281,460	$4,180,807

Liabilities:
Interest bearing customer deposits	$1,849,473	$—	$—	$—	$1,849,473
CD’s & IRA’s	303,749	209,609	97,597	10,186	621,141
Wholesale deposits	179,443	1,526	176	—	181,145

Total interest-bearing deposits	2,332,665	211,135	97,773	10,186	2,651,759

Other borrowings	726,482	25,000	—	—	751,482
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowing	726,482	25,000	—	113,406	864,888

Total interest sensitive liabilities	$3,059,147	$236,135	$97,773	$123,592	$3,516,647

GAP	234,896	9,188	262,208	157,868	—
Cumulative GAP	234,896	244,084	506,292	664,160	664,160

Demand deposits					$503,554
Stockholders’ equity					312,016

Total					$815,570

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.
The table above sets forth the balances as of March 31, 2008 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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
	200 bp Increase	200 bp Decrease
	March 31, 2008	March 31, 2008

Change in net interest income	$9,848	$(9,938)
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures as of March 31, 2008, and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could materially affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There has not been any material change in the risk factors previously disclosed in the Company’s 2007 Form 10-K for the fiscal year ended December 31, 2007.
ITEM 6. EXHIBITS
     (a)    Exhibits
10.1	Chairman Emeritus and Consulting Agreement between Joseph M. Grant and Texas Capital Bancshares, Inc., dated April 8, 2008, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS CAPITAL BANCSHARES, INC. Date: May 1, 2008
/s/ Peter B. Bartholow
Peter B. Bartholow
Chief Financial Officer (Duly authorized officer and principal financial officer)

EXHIBIT INDEX
Exhibit Number
10.1	Chairman Emeritus and Consulting Agreement between Joseph M. Grant and Texas Capital Bancshares, Inc., dated April 8, 2008, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.