Form 10-Q
period 2008-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2008-07-31
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2008

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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     On July 30, 2008, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:
Common Stock, par value $0.01 per share 26,802,966

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended June 30, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands except per share data)

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007

Interest income
Interest and fees on loans	$56,389	$66,526	$118,286	$127,700
Securities	4,550	5,567	9,410	11,389
Federal funds sold	61	10	101	15
Deposits in other banks	8	15	20	30

Total interest income	61,008	72,118	127,817	139,134
Interest expense
Deposits	16,715	29,731	38,439	60,621
Federal funds purchased	1,963	3,767	4,913	5,920
Repurchase agreements	54	270	376	664
Other borrowings	2,652	2,117	5,979	2,129
Trust preferred subordinated debentures	1,464	2,063	3,351	4,110

Total interest expense	22,848	37,948	53,058	73,444

Net interest income	38,160	34,170	74,759	65,690
Provision for loan losses	8,000	1,500	11,750	2,700

Net interest income after provision for loan losses	30,160	32,670	63,009	62,990
Non-interest income
Service charges on deposit accounts	1,288	953	2,405	1,846
Trust fee income	1,206	1,194	2,422	2,271
Bank owned life insurance (BOLI) income	315	301	626	599
Brokered loan fees	671	574	1,144	1,053
Equipment rental income	1,510	1,493	3,026	2,952
Other	962	1,074	2,012	2,151

Total non-interest income	5,952	5,589	11,635	10,872
Non-interest expense
Salaries and employee benefits	15,369	14,762	30,711	29,319
Net occupancy expense	2,432	2,055	4,797	4,075
Leased equipment depreciation	1,179	1,204	2,372	2,411
Marketing	649	728	1,326	1,485
Legal and professional	2,665	1,742	4,491	3,403
Communications and data processing	770	838	1,624	1,670
Other	4,192	4,082	8,212	7,143

Total non-interest expense	27,256	25,411	53,533	49,506

Income from continuing operations before income taxes	8,856	12,848	21,111	24,356
Income tax expense	3,056	4,463	7,281	8,385

Income from continuing operations	5,800	8,385	13,830	15,971
Loss from discontinued operations (after-tax)	(116)	(180)	(264)	(144)

Net income	$5,684	$8,205	$13,566	$15,827

Basic earnings per share:
Income from continuing operations	$.22	$.32	$.52	$.61
Net income	$.21	$.31	$.51	$.61

Diluted earnings per share:
Income from continuing operations	$.22	$.31	$.52	$.60
Net income	$.21	$.31	$.51	$.60
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and due from banks	$97,835	$89,463
Federal funds sold	17,350	—
Securities, available-for-sale	390,223	440,119
Loans held for sale	328,838	174,166
Loans held for sale from discontinued operations	729	731
Loans held for investment (net of unearned income)	3,704,262	3,462,608
Less: Allowance for loan losses	38,460	32,821

Loans held for investment, net	3,665,802	3,429,787
Premises and equipment, net	27,595	31,684
Accrued interest receivable and other assets	127,094	113,648
Goodwill and intangible assets, net	7,770	7,851

Total assets	$4,663,236	$4,287,449

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$610,629	$529,334
Interest bearing	2,234,277	1,569,546
Interest bearing in foreign branches	748,171	967,497

Total deposits	3,593,077	3,066,377

Accrued interest payable	6,130	5,630
Other liabilities	14,579	23,047
Federal funds purchased	398,178	344,813
Repurchase agreements	19,412	7,148
Other borrowings	203,537	431,890
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	4,348,319	3,992,311

Stockholders’ equity:
Common stock, $.01 par value:
Authorized shares — 100,000,000
Issued shares —26,780,386 and 26,389,548 at June 30, 2008 and December 31, 2007, respectively	268	264
Additional paid-in capital	196,710	190,175
Retained earnings	119,151	105,585
Treasury stock (shares at cost: 84,691 at June 30, 2008 and December 31, 2007)	(581)	(581)
Deferred compensation	573	573
Accumulated other comprehensive loss, net of taxes	(1,204)	(878)

Total stockholders’ equity	314,917	295,138

Total liabilities and stockholders’ equity	$4,663,236	$4,287,449

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands except share data)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Deferred	Accumulated Other
	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	Comprehensive Loss	Total

Balance at December 31, 2006	26,065,124	$261	$182,321	$76,163	(84,274)	$(573)	$573	$(5,230)	$253,515
Comprehensive income:
Net income (unaudited)	—	—	—	15,827	—	—	—	—	15,827
Change in unrealized loss on available-for-sale securities, net of tax benefit of $1,742 (unaudited)	—	—	—	—	—	—	—	(3,236)	(3,236)

Total comprehensive income (unaudited)									12,591
Tax benefit related to exercise of stock options (unaudited)	—	—	444	—	—	—	—	—	444
Stock-based compensation expense recognized in earnings (unaudited)	—	—	2,510	—	—	—	—	—	2,510
Issuance of stock related to stock-based awards (unaudited)	124,438	1	1,044	—	—	—	—	—	1,045
Purchase of treasury stock (unaudited)	—	—	—	—	(417)	(8)	—	—	(8)

Balance at June 30, 2007 (unaudited)	26,189,562	$262	$186,319	$91,990	(84,691)	$(581)	$573	$(8,466)	$270,097

Balance at December 31, 2007	26,389,548	$264	$190,175	$105,585	(84,691)	$(581)	$573	$(878)	$295,138
Comprehensive income:
Net income (unaudited)	—	—	—	13,566	—	—	—	—	13,566
Change in unrealized loss on available-for-sale securities, net of tax benefit of $176 (unaudited)	—	—	—	—	—	—	—	(326)	(326)

Total comprehensive income (unaudited)									13,240
Tax benefit related to exercise of stock options (unaudited)	—	—	1,152	—	—	—	—	—	1,152
Stock-based compensation expense recognized in earnings (unaudited)	—	—	2,567	—	—	—	—	—	2,567
Issuance of stock related to stock-based awards (unaudited)	390,838	4	2,816	—	—	—	—	—	2,820

Balance at June 30, 2008 (unaudited)	26,780,386	$268	$196,710	$119,151	(84,691)	$(581)	$573	$(1,204)	$314,917

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Six months ended June 30
	2008	2007

Operating activities
Net income	$13,566	$15,827
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	11,750	2,700
Depreciation and amortization	3,790	3,545
Amortization and accretion on securities	160	171
Bank owned life insurance (BOLI) income	(626)	(599)
Stock-based compensation expense	2,567	2,510
Tax benefit from stock option exercises	1,152	444
Excess tax benefits from stock-based compensation arrangements	(3,292)	(1,269)
Originations of loans held for sale	(3,066,259)	(2,153,557)
Proceeds from sales of loans held for sale	2,911,587	2,168,803
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(12,820)	2,798
Accrued interest payable and other liabilities	(7,791)	1,255

Net cash (used in) provided by operating activities of continuing operations	(146,216)	42,628
Net cash provided by operating activities of discontinued operations	7	19,672

Net cash (used in) provided by operating activities	(146,209)	62,300

Investing activities
Purchases of available-for-sale securities	(4,377)	(15,533)
Maturities and calls of available-for-sale securities	15,200	9,882
Principal payments received on securities	38,410	41,587
Net increase in loans held for investment	(247,766)	(359,712)
Purchase of premises and equipment, net	376	(4,282)

Net cash used in investing activities of continuing operations	(198,157)	(328,058)

Financing activities
Net increase in deposits	526,700	43,230
Proceeds from issuance of stock related to stock-based awards	2,820	1,045
Net increase (decrease) in other borrowings	(216,089)	227,614
Excess tax benefits from stock-based compensation arrangements	3,292	1,269
Net federal funds sold (purchased)	53,365	(17,505)
Purchase of treasury stock	—	(8)

Net cash provided by financing activities of continuing operations	370,088	255,645

Net increase (decrease) in cash and cash equivalents	25,722	(10,113)
Cash and cash equivalents at beginning of period	89,463	93,716

Cash and cash equivalents at end of period	$115,185	$83,603

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$52,558	$72,547
Cash paid during the period for income taxes	13,925	9,849
Non-cash transactions:
Transfers from loans/leases to other real estate owned	2,943	—
Transfers from loans/leases to premises and equipment	—	845
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
Accumulated Comprehensive Income (Loss)
Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income (loss). Accumulated comprehensive income for the six months ended June 30, 2008 and 2007 is reported in the accompanying consolidated statements of changes in shareholders’ equity. We had comprehensive income of $106,000 for the three months ended June 30, 2008 and comprehensive income of $4.2 million for the three months ended June 30, 2007. Comprehensive income during the three months ended June 30, 2008 included a net after-tax loss of $5.6 million, and comprehensive income during the three months ended June 30, 2007 included a net after-tax loss of $4.0 million due to changes in the net unrealized gains/losses on securities available-for-sale.
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

(2) EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007

Numerator:
Net income from continuing operations	$5,800	$8,385	$13,830	$15,971
Loss from discontinued operations	(116)	(180)	(264)	(144)

Net income	$5,684	$8,205	$13,566	$15,827

Denominator:
Denominator for basic earnings per share-weighted average shares	26,706,223	26,145,384	26,586,135	26,116,392
Effect of employee stock options (1)	99,135	566,053	80,496	460,353

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	26,805,358	26,711,437	26,666,631	26,576,745

Basic earnings per share from continuing operations	$.22	$.32	$.52	$.61
Basic earnings per share from discontinued operations	(.01)	(.01)	(.01)	—

Basic earnings per share	$.21	$.31	$.51	$.61

Diluted earnings per share from continuing operations	$.22	$.31	$.52	$.60
Diluted earnings per share from discontinued operations	(.01)	—	(.01)	—

Diluted earnings per share	$.21	$.31	$.51	$.60

(1)	Stock options outstanding of 1,585,660 at June 30, 2008 and 744,693 at June 30, 2007 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Stock options are anti-dilutive when the exercise price is higher than the average market price of our common stock.
(3) SECURITIES
Securities are identified as either held-to-maturity or available-for-sale based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. Held-to-maturity securities are carried at cost, adjusted for amortization of premiums or accretion of discounts. Available-for-sale securities are securities that may be sold prior to maturity based upon asset/liability management decisions. Securities identified as available-for-sale are carried at fair value. Unrealized gains or losses on available-for-sale securities are recorded as accumulated other comprehensive income in stockholders’ equity, net of taxes. Amortization of premiums or accretion of discounts on mortgage-backed securities is periodically adjusted for estimated prepayments.
Our net unrealized loss on the available-for-sale securities portfolio value increased from a loss of $1.4 million, which represented 0.29% of the amortized cost at December 31, 2007, to a loss of $1.9 million, which represented 0.47% of the amortized cost at June 30, 2008.
The following table discloses, as of June 30, 2008, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasuries	$1,798	$(1)	$—	$—	$1,798	$(1)
Mortgage-backed securities	179,679	(3,674)	3,160	(117)	182,839	(3,791)
Municipals	10,917	(208)	—	—	10,917	(208)

	$192,394	$(3,883)	$3,160	$(117)	$195,554	$(4,000)

At June 30, 2008, the number of investment positions in this unrealized loss position totals 60. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value, and (2) it is not probable that we will be unable to collect the amounts contractually due. The unrealized losses noted are interest rate related. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.
(4) LOANS AND ALLOWANCE FOR LOAN LOSSES
At June 30, 2008 and December 31, 2007, loans were as follows (in thousands):

	June 30,	December 31,
	2008	2007

Commercial	$2,105,229	$2,035,049
Construction	658,871	573,459
Real estate	852,152	773,970
Consumer	35,605	28,334
Leases	74,595	74,523

Gross loans held for investment	3,726,452	3,485,335
Deferred income (net of direct origination costs)	(22,190)	(22,727)
Allowance for loan losses	(38,460)	(32,821)

Total loans held for investment, net	$3,665,802	$3,429,787

We continue to lend primarily in Texas. As of June 30, 2008, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased selected loan participations and interests in certain syndicated credits and United States Department of Agriculture (“USDA”) government guaranteed loans.

Non-Performing Assets
Non-performing loans and leases at June 30, 2008, December 31, 2007 and June 30, 2007 are summarized as follows (in thousands):

	June 30,	December 31,	June 30,
	2008	2007	2007

Non-accrual loans: (1) (3) (4) Commercial	$2,438	$14,693	$3,159
Construction	12,650	4,147	4,719
Real estate	1,339	2,453	764
Consumer	194	90	65
Equipment leases	132	2	11

Total non-accrual loans	16,753	21,385	8,718

Loans past due (90 days) (2) (3) (4)	22,763	4,147	1,860
Other repossessed assets:
Other real estate owned (3)	5,615	2,671	89
Other repossessed assets	25	45	136

Total other repossessed assets	5,640	2,716	225

Total non-performing assets	$45,156	$28,248	$10,803

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal.

(2)	At June 30, 2008, $1.8 million of the loans past due 90 days and still accruing are premium finance loans. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(3)	At June 30, 2008, non-performing assets include $4.8 million of mortgage warehouse loans that were transferred to our loans held for investment at lower of cost or market, and some subsequently moved to other real estate owned.

(4)	Subsequent to June 30, 2008 a payoff and a renewal reduced non-performing assets by approximately $7.8 million.
Allowance for Loan Losses
Activity in the allowance for loan losses was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Balance at the beginning of the period	$34,021	$22,589	$32,821	$21,003
Provision for loan losses	8,000	1,500	11,750	2,700
Net charge-offs:
Loans charged-off	3,747	154	6,867	300
Recoveries	186	127	756	659

Net charge-offs (recoveries)	3,561	27	6,111	(359)

Balance at the end of the period	$38,460	$24,062	$38,460	$24,062

(5) PREMISES AND EQUIPMENT
Premises and equipment are stated at cost, less accumulated depreciation, computed by the straight-line method based on the estimated useful lives of the assets, which range from three to ten years. Gains or losses on disposals of premises and equipment are included in results of operations.

Premises and equipment at June 30, 2008, December 31, 2007 and June 30, 2007 are summarized as follows (in thousands):

	June 30,	December 31,	June 30,
	2008	2007	2007

Premises	$6,534	$6,178	$5,885
Furniture and equipment	13,781	14,242	12,342
Rental equipment(1)	31,443	33,105	33,441

	51,758	53,525	51,668
Accumulated depreciation	(24,163)	(21,841)	(17,892)

Total premises and equipment, net	$27,595	$31,684	$33,776

(1)	These assets represent the assets related to operating leases where the Bank is the lessor.
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

(In thousands)	June 30, 2008
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,366,732
Standby letters of credit	66,876
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
Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of June 30, 2008 and 2007. As of March 31, 2007, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.
Based on the information in our most recently filed call report and as shown in the table below, we continue to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

	June 30,
	2008	2007

Risk-based capital:
Tier 1 capital	9.28%	9.76%
Total capital	10.31%	10.94%
Leverage	9.32%	9.41%
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
As a result of applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment (Revised 2004) (“SFAS 123R”) during the three and six months ended June 30, 2008, we recognized stock-based compensation expense of $1.3 million, or $833,000 net of tax, and $2.6 million, or $1.7 million, net of tax. The amount for the three months ended June 30, 2008 is comprised of $300,000 related to unvested options issued prior to the adoption of SFAS 123R, $410,000 related to SARs issued in 2006, 2007 and 2008, and $562,000 related to restricted stock units (“RSUs”) issued in 2006, 2007 and 2008. The amount for the six months ended June 30, 2008 is comprised of $636,000 related to unvested options issued prior to the adoption of SFAS 123R, $832,000 related to SARs issued during 2006, 2007 and 2008, and $1.1 million related to RSUs issued in 2006, 2007 and 2008. Unrecognized stock-based compensation expense related to unvested options issued prior to adoption of SFAS 123R is $1.4 million, pre-tax. At June 30, 2008, the weighted average period over which this unrecognized expense is expected to be recognized was 1.3 years. Unrecognized stock-based compensation expense related to grants during 2006, 2007 and 2008 is $12.8 million. At June 30, 2008, the weighted average period over which this unrecognized expense is expected to be recognized was 2.2 years.
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
During the three months ended June, 30, 2008 and June 30, 2007, the loss from discontinued operations was $116,000 and $180,000, net of taxes. For the six months ended June 30, 2008 and 2007, the loss from discontinued operations was $264,000 and $144,000. The 2008 losses are primarily related to continuing legal and salary expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $729,000 in loans held for sale from discontinued operations that are carried at the estimated market value at quarter-end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of June 30, 2008 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.
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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include US Treasuries that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include US government and agency mortgage-backed debt securities, corporate securities, municipal bonds, and Community Reinvestment Act funds.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation. This category generally includes certain private equity investments, and certain mortgage loans that are transferred from loans held for sale to loans held for investment at a lower of cost or fair value, as well as other real estate owned (OREO) and impaired loans where collateral values have been used as the basis of calculating impairment value.

Assets and liabilities measured at fair value at June 30, 2008 are as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3

Assets:
Available for sale securities: (1) Treasuries	$1,798	$—	$—
Mortgage-backed securities	—	317,621	—
Corporate securities	—	15,103	—
Municipals	—	48,316	—
Other	—	7,385	—
Loans (2) (4)	—	—	20,720
Other real estate owned (OREO) (3) (4)	—	—	5,615

Total assets	$1,798	$388,425	$26,335

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Includes certain mortgage loans that have been transferred to loans held for investment from loans held for sale at the lower of cost or market. Also, includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(3)	Other real estate owned is transferred from loans to OREO at the lower of cost or market.

(4)	Fair value of loans and OREO is measured on a nonrecurring basis.
Level 3 Valuations
Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. Currently, we measure fair value for certain loans and OREO on a nonrecurring basis as described below.
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
(11) NEW ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Bank on January 1, 2008 and did not have a significant impact on our financial statements. See Note 1 and Note 10 for additional discussion.
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”) permits entities to choose to measure eligible items at fair value at specified election dates. The Bank has not elected the fair value option under SFAS 159 for any existing assets or liabilities.

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended			For the three months ended
	June 30, 2008			June 30, 2007
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Assets
Securities — taxable	$356,445	$4,114	4.64%	$435,543	$5,134	4.73%
Securities — non-taxable(2)	48,129	671	5.61%	48,291	666	5.53%
Federal funds sold	11,127	61	2.20%	768	10	5.22%
Deposits in other banks	1,103	8	2.92%	1,264	15	4.76%
Loans held for sale from continuing operations	246,026	3,654	5.97%	191,979	3,440	7.19%
Loans	3,597,342	52,735	5.90%	2,964,863	63,086	8.53%
Less reserve for loan losses	33,181	—	—	22,633	—	—

Loans, net of reserve	3,810,187	56,389	5.95%	3,134,209	66,526	8.51%

Total earning assets	4,226,991	61,243	5.83%	3,620,075	72,351	8.02%
Cash and other assets	198,946			221,586

Total assets	$4,425,937			$3,841,661

Liabilities and Stockholders’ Equity
Transaction deposits	$111,587	$129	.46%	$93,488	$236	1.01%
Savings deposits	840,933	3,563	1.70%	794,668	8,792	4.44%
Time deposits	930,698	8,345	3.61%	655,440	8,416	5.15%
Deposits in foreign branches	755,593	4,678	2.49%	966,686	12,287	5.10%

Total interest bearing deposits	2,638,811	16,715	2.55%	2,510,282	29,731	4.75%
Other borrowings	830,482	4,669	2.26%	469,999	6,154	5.25%
Trust preferred subordinated debentures	113,406	1,464	5.19%	113,406	2,063	7.30%

Total interest bearing liabilities	3,582,699	22,848	2.56%	3,093,687	37,948	4.92%
Demand deposits	513,327			458,096
Other liabilities	14,613			22,650
Stockholders’ equity	315,298			267,228

Total liabilities and stockholders’ equity	$4,425,937			$3,841,661

Net interest income		$38,395			$34,403

Net interest margin			3.65%			3.81%
Net interest spread			3.27%			3.10%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

Additional information from discontinued operations:
Loans held for sale	$730			$4,155
Borrowed funds	730			4,155
Net interest income		$12			$115
Net interest margin — consolidated			3.65%			3.82%

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the six months ended			For the six months ended
	June 30, 2008			June 30, 2007
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Assets
Securities — taxable	$368,351	$8,538	4.66%	$446,117	$10,522	4.76%
Securities — non-taxable(2)	48,137	1,342	5.61%	48,419	1,334	5.56%
Federal funds sold	7,921	101	2.56%	594	15	5.09%
Deposits in other banks	1,177	20	3.42%	1,181	30	5.12%
Loans held for sale from continuing operations	208,849	6,264	6.03%	174,288	6,231	7.21%
Loans	3,540,591	112,022	6.36%	2,866,893	121,469	8.54%
Less reserve for loan losses	33,350	—	—	21,822	—	—

Loans, net of reserve	3,716,090	118,286	6.40%	3,019,359	127,700	8.53%

Total earning assets	4,141,676	128,287	6.23%	3,515,670	139,601	8.01%
Cash and other assets	203,269			231,649

Total assets	$4,344,945			$3,747,319

Liabilities and Stockholders’ Equity
Transaction deposits	$109,968	$274	.50%	$99,507	$518	1.05%
Savings deposits	815,559	8,681	2.14%	808,023	17,967	4.48%
Time deposits	829,096	16,220	3.93%	712,147	18,172	5.15%
Deposits in foreign branches	856,098	13,264	3.12%	941,100	23,964	5.13%

Total interest bearing deposits	2,610,721	38,439	2.96%	2,560,777	60,621	4.77%
Other borrowings	801,815	11,268	2.83%	339,377	8,713	5.18%
Trust preferred subordinated debentures	113,406	3,351	5.94%	113,406	4,110	7.31%

Total interest bearing liabilities	3,525,942	53,058	3.03%	3,013,560	73,444	4.91%
Demand deposits	491,313			448,636
Other liabilities	18,342			24,561
Stockholders’ equity	309,348			260,562

Total liabilities and stockholders’ equity	$4,344,945			$3,747,319

Net interest income		$75,229			$66,157

Net interest margin			3.65%			3.79%
Net interest spread			3.20%			3.10%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.
(2) Taxable equivalent rates used where applicable.

Additional information from discontinued operations:
Loans held for sale	$731			$8,090
Borrowed funds	731			8,090
Net interest income		$25			$161
Net interest margin — consolidated			3.65%			3.80%

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
Summary of Performance
We reported net income of $5.8 million, or $.22 per diluted common share, for the second quarter of 2008 compared to $8.4 million, or $.31 per diluted common share, for the second quarter of 2007. Return on average equity was 7.40% and return on average assets was .53% for the second quarter of 2008, compared to 12.59% and .88%, respectively, for the second quarter of 2007.
Net interest income for the second quarter of 2008 increased by $4.0 million, or 12%, to $38.2 million from $34.2 million over the second quarter of 2007. The increase in net interest income was due primarily to an increase in average earning assets of $606.9 million, or 17%, over levels reported in the second quarter of 2007.
Non-interest income increased $363,000, or 7%, compared to the second quarter of 2007. The increase is primarily related to a $335,000 increase in service charges on deposit accounts from $953,000 to $1.3 million.
Non-interest expense increased $1.9 million, or 7%, compared to the second quarter of 2007. The increase is primarily related to a $607,000 increase in salaries and employee benefits to $15.4 million from $14.8 million, which was primarily due to general business growth. Legal and professional expense increased $923,000, or 53%, due to general business growth, increase in non-performing assets and continued regulatory and compliance costs.

Net Interest Income
Net interest income was $38.2 million for the second quarter of 2008, compared to $34.2 million for the second quarter of 2007. The increase was due to an increase in average earning assets of $606.9 million as compared to the second quarter of 2007. The increase in average earning assets included a $632.5 million increase in average loans held for investment and an increase of $54.0 million in loans held for sale, offset by a $79.3 million decrease in average securities. For the quarter ended June 30, 2008, average net loans and securities represented 90% and 10%, respectively, of average earning assets compared to 87% and 13% in the same quarter of 2007.
Average interest bearing liabilities increased $489.0 million from the second quarter of 2007, which included a $128.5 million increase in interest bearing deposits and a $360.5 million increase in other borrowings. The significant increase in average other borrowings is a result of the combined effects of maturities of transaction-specific deposits and growth in loans during the second quarter of 2008. The average cost of interest bearing liabilities decreased from 4.92% for the quarter ended June 30, 2007 to 2.56% for the same period of 2008.
Net interest income was $74.8 million for the first six months of 2008, compared to $65.7 million for the same period of 2007. The increase was due to an increase in average earning assets of $626.0 million as compared to 2007 offset by a 14 basis point decrease in net interest margin. The increase in average earning assets included a $673.7 million increase in average loans held for investment and an increase of $34.6 million in loans held for sale, offset by a $78.0 million decrease in average securities. For the six months ended June 30, 2008, average net loans and securities represented 90% and 10%, respectively, of average earning assets compared to 86% and 14% in the same period of 2007.
Average interest bearing liabilities increased $512.4 million compared to the first six months of 2007, which included a $49.9 million increase in interest bearing deposits and a $462.4 million increase in other borrowings. The significant increase in average other borrowings is a result of the combined effects of maturities of transaction-specific deposits and growth in loans during the first half of 2008. The average cost of interest bearing liabilities decreased from 4.91% for the six months ended June 30, 2007 to 3.03% for the same period of 2008.
The following table presents the changes (in thousands) in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.

	Three months ended			Six months ended
	June 30, 2008/2007			June 30, 2008/2007
		Change Due To (1)			Change Due To (1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate

Interest income:
Securities(2)	$(1,015)	$(944)	$(71)	$(1,976)	$(1,829)	$(147)
Loans held for sale	214	923	(709)	33	2,555	(2,522)
Loans held for investment	(10,351)	13,648	(23,999)	(9,447)	27,638	(37,085)
Federal funds sold	51	132	(81)	86	186	(100)
Deposits in other banks	(7)	(2)	(5)	(10)	—	(10)

Total	(11,108)	13,757	(24,865)	(11,314)	28,550	(39,864)
Interest expense:
Transaction deposits	(107)	46	(153)	(244)	55	(299)
Savings deposits	(5,229)	512	(5,741)	(9,286)	167	(9,453)
Time deposits	(71)	5,214	(5,285)	(1,952)	2,916	(4,868)
Deposits in foreign branches	(7,609)	(2,688)	(4,921)	(10,700)	(2,157)	(8,543)
Borrowed funds	(2,084)	4,762	(6,846)	1,796	12,023	(10,227)

Total	(15,100)	7,846	(22,946)	(20,386)	13,004	(33,390)

Net interest income	$3,992	$5,911	$(1,919)	$9,072	$15,546	$(6,474)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.

Net interest margin from continuing operations, the ratio of net interest income to average earning assets from continuing operations, was 3.65% for the second quarter of 2008 compared to 3.81% for the second quarter of 2007. The decrease in net interest margin resulted primarily from a 219 basis point decrease in the yield on earning assets while interest expense as a percentage of earning assets decreased by 203 basis points.
Non-interest Income
The components of non-interest income were as follows (in thousands):

	Three months ended June 30		Six Months ended June 30
	2008	2007	2008	2007

Service charges on deposit accounts	$1,288	$953	$2,405	$1,846
Trust fee income	1,206	1,194	2,422	2,271
Bank owned life insurance (BOLI) income	315	301	626	599
Brokered loan fees	671	574	1,144	1,053
Equipment rental income	1,510	1,493	3,026	2,952
Other	962	1,074	2,012	2,151

Total non-interest income	$5,952	$5,589	$11,635	$10,872

Non-interest income increased $363,000 compared to the same quarter of 2007. The increase is primarily related to a $335,000 increase in service charges on deposit accounts from $953,000 to $1.3 million, which is attributed to lower earnings credit rates based on market rates, certain price changes, and increase in demand deposit balances. Trust fee income increased $12,000 due to continued growth of trust assets.
Non-interest income increased $763,000 during the six months ended June 30, 2008 to $11.6 million compared to $10.9 million during the same period of 2007. The increase is primarily related to a $559,000 increase in service charges on deposit accounts from $1.8 million to $2.4 million, which is attributed to lower earnings credit rates based on market rates, certain price changes, and increase in demand deposit balances. Trust fee income increased $151,000 due to continued growth of trust assets.
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
Non-interest Expense
The components of non-interest expense were as follows (in thousands):

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007

Salaries and employee benefits	$15,369	$14,762	$30,711	$29,319
Net occupancy expense	2,432	2,055	4,797	4,075
Leased equipment depreciation	1,179	1,204	2,372	2,411
Marketing	649	728	1,326	1,485
Legal and professional	2,665	1,742	4,491	3,403
Communications and data processing	770	838	1,624	1,670
Other	4,192	4,082	8,212	7,143

Total non-interest expense	$27,256	$25,411	$53,533	$49,506

Non-interest expense for the second quarter of 2008 increased $1.9 million, or 7%, to $27.3 million from $25.4 million, and is primarily attributable to a $607,000 increase in salaries and employee benefits to $15.4 million from $14.8 million, which was primarily due to general business growth.
Occupancy expense for the three months ended June 30, 2008 increased $377,000, or 18%, compared to the same quarter in 2007 related to general business growth.

Marketing expense decreased $79,000, or 11%. Marketing expense for the three months ended June 30, 2008 included $80,000 of direct marketing and promotions and $385,000 for business development compared to direct marketing and promotions of $107,000 and business development of $405,000 during the same period for 2007. Marketing expense for the three months ended June 30, 2008 also included $184,000 for the purchase of miles related to the American Airlines AAdvantage® program compared to $216,000 for the same period for 2007. Our direct marketing may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets.
Legal and professional expense for the three months ended June 30, 2008 increased $923,000, or 53% compared to the same quarter in 2007 mainly related to business growth, increase in non-performing assets and continued regulatory and compliance costs.
Non-interest expense for the first six months of 2008 increased $4.0 million, or 8%, to $53.5 million from $49.5 million during the same period in 2006. This increase is primarily related to a $1.4 million increase in salaries and employee benefits to $30.7 million from $29.3 million, which was primarily due to general business growth.
Occupancy expense for the six months ended June 30, 2008 increased $722,000, or 18%, to $4.8 million from $4.1 million compared to the same period in 2007 related to general business growth.
Marketing expense decreased $159,000, or 11%, compared to the first six months of 2007. Marketing expense for the six months ended June 30, 2008 included $184,000 of direct marketing and promotions and $763,000 for business development compared to direct marketing and promotions of $216,000 and business development of $836,000 during the same period for 2007. Marketing expense for the six months ended June 30, 2008 also included $379,000 for the purchase of miles related to the American Airlines AAdvantage® program, compared to $433,000 for the same period for 2007. Our direct marketing expense may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets.
Legal and professional expense for the six months ended June 30, 2008 increased $1.1 million, or 32%, compared to the same period in 2007 mainly related to business growth, increase in non-performing assets and continued regulatory and compliance costs.

Analysis of Financial Condition
The aggregate loan portfolio at June 30, 2008 increased $390.7 million from December 31, 2007 to $4.0 billion. Commercial loans, construction, real estate and consumer loans increased $70.2 million, $85.4 million, $78.2 million and $7.3 million, respectively. Leases also increased $72,000. Loans held for sale increased $154.7 million.
Loans were as follows as of the dates indicated (in thousands):

	June 30,	December 31,
	2007	2007

Commercial	$2,105,229	$2,035,049
Construction	658,871	573,459
Real estate	852,152	773,970
Consumer	35,605	28,334
Leases	74,595	74,523

Gross loans held for investment	3,726,452	3,485,335
Deferred income (net of direct origination costs)	(22,190)	(22,727)
Allowance for loan losses	(38,460)	(32,821)

Total loans held for investment, net	3,665,802	3,429,787
Loans held for sale	328,838	174,166

Total	$3,994,640	$3,603,953

We continue to lend primarily in Texas. As of June 30, 2008, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased selected loan participations and interests in certain syndicated credits and USDA government guaranteed loans.
Summary of Loan Loss Experience
During the second quarter of 2008, the Company recorded net charge-offs in the amount of $3.6 million, compared to charge-offs of $27,000 for the same period in 2007. The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $38.5 million at June 30, 2008, $32.8 million at December 31, 2007 and $24.1 million at June 30, 2007. This represents 1.04%, 0.95% and 0.78% of loans held for investment (net of unearned income) at June 30, 2008, December 31, 2007 and June 30, 2007, respectively.
The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded an $8.0 million provision for loan losses during the second quarter of 2008 compared to $1.5 million in the second quarter of 2007 and $3.8 million in the first quarter of 2008.
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

Activity in the allowance for possible loan losses is presented in the following table (in thousands).

	Six months ended		Six months ended		Year ended
	June 30,		June 30,		December 31,
	2008		2007		2007

Beginning balance	$32,821		$21,003		$21,003
Loans charged-off:
Commercial	6,251		239		2,528
Real estate — construction	118		—		313
Real estate — permanent	469		—		—
Consumer	—		3		48
Leases	29		58		81

Total charge-offs	6,867		300		2,970
Recoveries:
Commercial	689		553		642
Consumer	—		13		15
Leases	67		93		131

Total recoveries	756		659		788

Net charge-offs (recoveries)	6,111		(359)		2,182
Provision for loan losses	11,750		2,700		14,000

Ending balance	$38,460		$24,062		$32,821

Reserve to loans held for investment (2)	1.04%		.78%		.95%
Net charge-offs (recoveries) to average loans (1)(2)	.35%		(.03)%		.07%
Provision for loan losses to average loans (1)(2)	.67%		.19%		.46%
Recoveries to total charge-offs	11.01%		219.67%		26.53%
Reserve as a multiple of net charge-offs	6.3	x	N/M		15.0	x

Non-performing and renegotiated loans
Non-accrual (4)(5)	$16,753		$8,718		$21,385
Loans past due 90 days and accruing (3)(4)(5)	22,763		1,860		4,147

Total	$39,516		$10,578		$25,532

Other real estate owned (4)	$5,615		$89		$2,671

Reserve as a percent of non-performing loans (2)	1.0	x	2.3	x	1.3	x

(1)	Interim period ratios are annualized.

(2)	Excludes loans held for sale.

(3)	At June 30, 2008, $1.8 million of the loans past due 90 days and still accruing are premium finance loans. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take up to 180 days or longer from the cancellation date.

(4)	At June 30, 2008, non-performing assets include $4.8 million of mortgage warehouse loans that were transferred from loans held for sale to loans held for investment at lower of cost or market and some subsequently moved to other real estate owned.

(5)	Subsequent to June 30, 2008 a payoff and a renewal reduced non-performing assets by approximately $7.8 million.

Non-performing Assets
Non-performing assets include non-accrual loans and leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. The table below summarizes our non-accrual loans by type (in thousands):

	June 30,	December 31,	June 30,
	2008	2007	2007

Non-accrual loans:
Commercial	$2,438	$14,693	$3,159
Construction	12,650	4,147	4,719
Real estate	1,339	2,453	764
Consumer	194	90	65
Leases	132	2	11

Total non-accrual loans	$16,753	$21,385	$8,718

At June 30, 2008, we had $22.8 million in loans past due 90 days and still accruing interest. At June 30, 2008, $1.8 million of the loans past due 90 days and still accruing are premium finance loans. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take up to 180 days or longer from the cancellation date. At June 30, 2008, we had $5.6 million in other repossessed assets and real estate.
Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of June 30, 2008, approximately $999,000 of our non-accrual loans were earning on a cash basis.
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
Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2007 and for the six months ended June 30, 2008, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank) and the Federal Home Loan Bank (“FHLB”) borrowings.
Our liquidity needs have typically been fulfilled through growth in our core customer deposits, and supplemented with brokered deposits and borrowings as needed. Our goal is to obtain as much of our funding as possible from deposits of these core customers, which as of June 30, 2008, comprised $3,021.2 million, or 84.1%, of total deposits. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect.
In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. These CDs are generally of short maturities, 90 to 180 days or less, and are used to supplement temporary differences in the growth in loans, including growth in specific categories of loans, compared to customer deposits. As of June 30, 2008, brokered retail CDs comprised $571.9 million, or 15.9%, of total deposits. We believe the Company has access to sources of brokered deposits of not less than an additional $1.2 billion.

Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes, and advances from the FHLB. As of June 30, 2008, our borrowings consisted of a total of $19.4 million of customer repurchase agreements, $252.0 million of upstream federal funds purchased and $146.2 million of downstream federal funds purchased. Credit availability from the FHLB is based on our bank’s financial and operating condition and borrowing collateral we hold with the FHLB. At June 30, 2008, we had $150.0 million in borrowings from the FHLB. FHLB borrowings are collateralized by eligible securities and loans. Our unused FHLB borrowing capacity at June 30, 2008 was approximately $641.0 million. As of June 30, 2008, we had unused upstream federal fund lines available from commercial banks of approximately $497.6 million. During the six months ended June 30, 2008, our average other borrowings from these sources were $801.8 million. The maximum amount of borrowed funds outstanding at any month-end during the first six months of 2008 was $955.4 million.
Our equity capital averaged $309.3 million for the six months ended June 30, 2008 as compared to $260.6 million for the same period in 2007. This increase reflects our retention of net earnings during this period. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.
As of June 30, 2008, our significant fixed and determinable contractual obligations to third parties were as follows (in thousands):

		After One	After Three
	Within	but Within	but Within	After Five
	One Year	Three Years	Five Years	Years	Total

Deposits without a stated maturity (1)	$1,544,289	$—	$—	$—	$1,544,289
Time deposits (1)	1,991,366	47,915	9,442	65	2,048,788
Federal funds purchased (1)	398,178	—	—	—	398,178
Customer repurchase agreements (1)	19,412	—	—	—	19,412
Treasury, tax and loan notes (1)	6,537	—	—	—	6,537
FHLB borrowing (1)	150,000	—	—	—	150,000
Short-term borrowing (1)	47,000	—	—	—	47,000
Operating lease obligations (2)	6,635	11,346	8,207	31,660	57,848
Trust preferred subordinated debentures (1)	—	—	—	113,406	113,406

Total contractual obligations	$4,163,417	$59,261	$17,649	$145,131	$4,385,458

(1)	Excludes interest

(2)	Non-balance sheet item.
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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of June 30, 2008, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Interest Rate Sensitivity Gap Analysis
June 30, 2008
(In thousands)

	0-3 mo	4-12 mo	1-3 yr	3+ yr	Total
	Balance	Balance	Balance	Balance	Balance

Securities (1)	$34,858	$48,842	$133,048	$173,475	$390,223

Total variable loans	3,402,697	10,880	13,201	—	3,426,778
Total fixed loans	188,577	139,733	176,682	124,250	629,242

Total loans (2)	3,591,274	150,613	189,883	124,250	4,056,020

Total interest sensitive assets	$3,626,132	$199,455	$322,931	$297,725	$4,446,243

Liabilities:
Interest bearing customer deposits	$1,681,831	$—	$—	$—	$1,681,831
CD’s & IRA’s	370,493	298,057	47,739	9,507	725,796
Wholesale deposits	563,188	11,457	176	—	574,821

Total interest bearing deposits	2,615,512	309,514	47,915	9,507	2,982,448

Repurchase agreements, Federal funds purchased, FHLB borrowings	621,127	—	—	—	621,127
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowings	621,127	—	—	113,406	734,533

Total interest sensitive liabilities	$3,236,639	$309,514	$47,915	$122,913	$3,716,981

GAP	389,493	(110,059)	275,016	174,812	—
Cumulative GAP	389,493	279,434	554,450	729,262	729,262

Demand deposits					$610,629
Stockholders’ equity					314,917

Total					$925,546

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.
The table above sets forth the balances as of June 30, 2008 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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
The two “shock test” scenarios assume a sustained parallel 200 basis point increase or decrease, respectively, in interest rates. As short-term rates continued to fall during 2008, we could not assume interest rate changes of 200 basis points as the results of the decreasing rates scenario would be 25 basis points. Therefore, our

“shock test” scenarios with respect to decreases in rates now assume a decrease of 100 basis points in the current interest rate environment. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%.
Our interest rate risk exposure model incorporates assumptions regarding the level of interest rate or balance changes on indeterminable maturity deposits (demand deposits, interest bearing transaction accounts and savings accounts) for a given level of market rate changes. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Changes in prepayment behavior of mortgage-backed securities, residential and commercial mortgage loans in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. The impact of planned growth and new business activities is factored into the simulation model. This modeling indicated interest rate sensitivity as follows (in thousands):

	Anticipated Impact Over the Next Twelve Months
	as Compared to Most Likely Scenario
	200 bp Increase	100 bp Decrease
	June 30, 2008	June 30, 2008

Change in net interest income	$12,390	$(5,109)
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures as of June 30, 2008, and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could materially affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There has not been any material change in the risk factors previously disclosed in the Company’s 2007 Form 10-K for the fiscal year ended December 31, 2007.
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
On May 19, 2008, we held our annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, out of 26,631,763 shares of common stock entitled to vote at the meeting, the holders of 21,592,155 shares were present in person or by proxy. At the Annual Meeting, each nominee for director discussed in our Proxy Statement dated April 9, 2008 regarding the Annual Meeting was elected a director of the Company. The votes received by each nominee for director are set forth below:

Nominee	Votes For	Votes Withheld

Peter B. Bartholow	20,785,902	806,253
Joseph M. Grant	21,210,942	381,213
Frederick B. Hegi, Jr.	13,851,899	7,740,256
Larry L. Helm	21,547,201	44,954
James R. Holland, Jr.	20,724,345	867,810
George F. Jones, Jr.	21,533,034	59,121
Walter W. McAllister III	20,830,485	761,670
Lee Roy Mitchell	20,363,643	1,228,512
Steve Rosenberg	21,548,022	44,133
John C. Snyder	21,211,841	380,314
Robert W. Stallings	21,548,372	43,783
Ian J. Turpin	21,527,617	64,538
ITEM 6. EXHIBITS
     (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

TEXAS CAPITAL BANCSHARES, INC.
Date: July 31, 2008	/s/ Peter B. Bartholow
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