Form 10-Q
period 2008-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2008-10-30
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Non-Accelerated Filer ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     On October, 28 2008, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share	30,849,513

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended September 30, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands except per share data)

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007

Interest income
Interest and fees on loans	$57,909	$70,719	$176,195	$198,419
Securities	4,281	5,395	13,691	16,784
Federal funds sold	40	12	141	27
Deposits in other banks	10	14	30	44

Total interest income	62,240	76,140	190,057	215,274
Interest expense
Deposits	18,338	32,690	56,777	93,311
Federal funds purchased	2,273	3,554	7,186	9,474
Repurchase agreements	86	175	462	839
Other borrowings	1,791	1,102	7,770	3,231
Trust preferred subordinated debentures	1,486	2,088	4,837	6,198

Total interest expense	23,974	39,609	77,032	113,053

Net interest income	38,266	36,531	113,025	102,221
Provision for loan losses	4,000	2,000	15,750	4,700

Net interest income after provision for loan losses	34,266	34,531	97,275	97,521
Non-interest income
Service charges on deposit accounts	1,161	1,089	3,566	2,935
Trust fee income	1,234	1,182	3,656	3,453
Bank owned life insurance (BOLI) income	299	288	925	887
Brokered loan fees	1,024	452	2,168	1,505
Equipment rental income	1,487	1,581	4,513	4,533
Other	(320)	55	1,692	2,434

Total non-interest income	4,885	4,647	16,520	15,747
Non-interest expense
Salaries and employee benefits	16,039	15,254	46,750	44,573
Net occupancy expense	2,300	2,194	7,097	6,269
Leased equipment depreciation	1,153	1,311	3,525	3,722
Marketing	521	669	1,847	2,154
Legal and professional	2,338	1,799	6,829	5,202
Communications and data processing	804	849	2,428	2,519
Other	4,520	3,818	12,732	10,961

Total non-interest expense	27,675	25,894	81,208	75,400

Income from continuing operations before income taxes	11,476	13,512	32,587	37,868
Income tax expense	3,911	4,668	11,192	13,053

Income from continuing operations	7,565	8,844	21,395	24,815
Loss from discontinued operations (after-tax)	(252)	(602)	(516)	(746)

Net income	$7,313	$8,242	$20,879	$24,069

Basic earnings per share:
Income from continuing operations	$.27	$.34	$.79	$.95
Net income	$.26	$.31	$.77	$.92

Diluted earnings per share:
Income from continuing operations	$.27	$.33	$.79	$.93
Net income	$.26	$.31	$.77	$.90
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and due from banks	$64,738	$89,463
Federal funds sold	3,050	—
Securities, available-for-sale	365,145	440,119
Loans held for sale	343,002	174,166
Loans held for sale from discontinued operations	648	731
Loans held for investment (net of unearned income)	3,840,172	3,462,608
Less: Allowance for loan losses	40,998	32,821

Loans held for investment, net	3,799,174	3,429,787
Premises and equipment, net	26,683	31,684
Accrued interest receivable and other assets	132,522	113,648
Goodwill and intangible assets, net	7,729	7,851

Total assets	$4,742,691	$4,287,449

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$561,227	$529,334
Interest bearing	2,143,944	1,569,546
Interest bearing in foreign branches	683,792	967,497

Total deposits	3,388,963	3,066,377

Accrued interest payable	5,508	5,630
Other liabilities	18,931	23,047
Federal funds purchased	240,405	344,813
Repurchase agreements	42,032	7,148
Other borrowings	552,588	431,890
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	4,361,833	3,992,311

Stockholders’ equity:
Common stock, $.01 par value:
Authorized shares - 100,000,000
Issued shares -30,844,202 and 26,389,548 at September 30, 2008 and December 31, 2007, respectively	308	264
Additional paid-in capital	253,599	190,175
Retained earnings	126,464	105,585
Treasury stock (shares at cost: 84,691 at September 30, 2008 and December 31, 2007)	(581)	(581)
Deferred compensation	573	573
Accumulated other comprehensive income (loss), net of taxes	495	(878)

Total stockholders’ equity	380,858	295,138

Total liabilities and stockholders’ equity	$4,742,691	$4,287,449

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands except share data)

								Accumulated
			Additional					Other
	Common Stock		Paid-in	Retained	Treasury Stock		Deferred	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	Income (Loss)	Total

Balance at December 31, 2006	26,065,124	$261	$182,321	$76,163	(84,274)	$(573)	$573	$(5,230)	$253,515
Comprehensive income:
Net income (unaudited)	—	—	—	24,069	—	—	—	—	24,069
Change in unrealized loss on available-for-sale securities, net of taxes of $370 (unaudited)	—	—	—	—	—	—	—	687	687

Total comprehensive income (unaudited)									24,756
Tax benefit related to exercise of stock options (unaudited)	—	—	704	—	—	—	—	—	704
Stock-based compensation expense recognized in earnings (unaudited)	—	—	3,809	—	—	—	—	—	3,809
Issuance of stock related to stock-based awards (unaudited)	178,025	2	1,431	—	—	—	—	—	1,433
Purchase of treasury stock (unaudited)	—	—	—	—	(417)	(8)	—	—	(8)

Balance at September 30, 2007 (unaudited)	26,243,149	$263	$188,265	$100,232	(84,691)	$(581)	$573	$(4,543)	$284,209

Balance at December 31, 2007	26,389,548	$264	$190,175	$105,585	(84,691)	$(581)	$573	$(878)	$295,138
Comprehensive income:
Net income (unaudited)	—	—	—	20,879	—	—	—	—	20,879
Change in unrealized loss on available-for-sale securities, net of tax benefit of $739 (unaudited)	—	—	—	—	—	—	—	1,373	1,373

Total comprehensive income (unaudited)									22,252
Tax benefit related to exercise of stock options (unaudited)	—	—	1,357	—	—	—	—	—	1,357
Stock-based compensation expense recognized in earnings (unaudited)	—	—	3,839	—	—	—	—	—	3,839
Issuance of stock related to stock-based awards (unaudited)	454,654	4	3,265	—	—	—	—	—	3,269
Issuance of common stock (unaudited)	4,000,000	40	54,963	—	—	—	—	—	55,003

Balance at September 30, 2008 (unaudited)	30,844,202	$308	$253,599	$126,464	(84,691)	$(581)	$573	$495	$380,858

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Nine months ended
	September 30
	2008	2007

Operating activities
Net income from continuing operations	$21,395	$24,815
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	15,750	4,700
Depreciation and amortization	5,762	5,436
Amortization and accretion on securities	222	247
Bank owned life insurance (BOLI) income	(925)	(887)
Stock-based compensation expense	3,839	3,809
Tax benefit from stock option exercises	1,357	704
Excess tax benefits from stock-based compensation arrangements	(3,878)	(2,010)
Originations of loans held for sale	(5,125,817)	(3,080,942)
Proceeds from sales of loans held for sale	4,956,982	3,151,025
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(17,949)	(38)
Accrued interest payable and other liabilities	(4,977)	(1,587)

Net cash (used in) provided by operating activities of continuing operations	(148,239)	105,272
Net cash (used in) provided by operating activities of discontinued operations	(509)	20,089

Net cash (used in) provided by operating activities	(148,748)	125,361

Investing activities
Purchases of available-for-sale securities	(4,372)	(24,423)
Maturities and calls of available-for-sale securities	15,935	19,438
Principal payments received on securities	65,301	61,399
Net increase in loans held for investment	(385,058)	(561,706)
Purchase of premises and equipment, net	(643)	(14,824)

Net cash used in investing activities of continuing operations	(308,837)	(520,116)

Financing activities
Net increase in deposits	322,586	226,377
Proceeds from issuance of stock related to stock-based awards	3,269	1,433
Proceeds from issuance of common stock	55,003	—
Net increase in other borrowings	155,582	96,162
Excess tax benefits from stock-based compensation arrangements	3,878	2,010
Net increase (decrease) in federal funds purchased	(104,408)	50,789
Purchase of treasury stock	—	(8)

Net cash provided by financing activities of continuing operations	435,910	376,763

Net decrease in cash and cash equivalents	(21,675)	(17,992)
Cash and cash equivalents at beginning of period	89,463	93,716

Cash and cash equivalents at end of period	$67,788	$75,724

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$77,154	$111,522
Cash paid during the period for income taxes	18,319	13,302
Non-cash transactions:
Transfers from loans/leases to other real estate owned	3,120	—
Transfers from loans/leases to premises and equipment	—	1,084
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
Accumulated Other Comprehensive Income (Loss)
Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income (loss). Accumulated comprehensive income (loss) for the nine months ended September 30, 2008 and 2007 is reported in the accompanying consolidated statements of changes in shareholders’ equity. We had comprehensive income of $9.0 million for the three months ended September 30, 2008 and comprehensive income of $12.2 million for the three months ended September 30, 2007. Comprehensive income during the three months ended September 30, 2008 included a net after-tax gain of $1.7 million, and comprehensive income during the three months ended September 30, 2007 included a net after-tax gain of $3.9 million due to changes in the net unrealized gains/losses on securities available-for-sale.
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
(2) EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007

Numerator:
Net income from continuing operations	$7,565	$8,844	$21,395	$24,815
Loss from discontinued operations	(252)	(602)	(516)	(746)

Net income	$7,313	$8,242	$20,879	$24,069

Denominator:
Denominator for basic earnings per share-weighted average shares	27,725,573	26,212,494	26,968,720	26,148,778
Effect of employee stock options (1)	67,365	554,294	76,087	492,011

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	27,792,938	26,766,788	27,044,807	26,640,789

Basic earnings per share from continuing operations	$.27	$.34	$.79	$.95
Basic earnings per share from discontinued operations	(.01)	(.03)	(.02)	(.03)

Basic earnings per share	$.26	$.31	$.77	$.92

Diluted earnings per share from continuing operations	$.27	$.33	$.79	$.93
Diluted earnings per share from discontinued operations	(.01)	(.02)	(.02)	(.03)

Diluted earnings per share	$.26	$.31	$.77	$.90

(1)	Stock options outstanding of 1,630,781 at September 30, 2008 and 817,170 at September 30, 2007 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Stock options are anti-dilutive when the exercise price is higher than the average market price of our common stock.
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
Our net unrealized loss on the available-for-sale securities portfolio value increased from a loss of $1.4 million, which represented 0.29% of the amortized cost at December 31, 2007, to a gain of $761,000, which represented 0.21% of the amortized cost at September 30, 2008.

The following table discloses, as of September 30, 2008, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasuries	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	135,489	(1,180)	3,047	(65)	138,536	(1,245)
Municipals	23,218	(584)	—	—	23,218	(584)

	$158,707	$(1,764)	$3,047	$(65)	$161,754	$(1,829)

At September 30, 2008, the number of investment positions in this unrealized loss position totals 82. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value, and (2) it is not probable that we will be unable to collect the amounts contractually due. The unrealized losses noted are interest rate related. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.
(4) LOANS AND ALLOWANCE FOR LOAN LOSSES
At September 30, 2008 and December 31, 2007, loans were as follows (in thousands):

	September 30,	December 31,
	2008	2007

Commercial	$2,156,950	$2,035,049
Construction	633,121	573,459
Real estate	956,280	773,970
Consumer	35,540	28,334
Leases	80,994	74,523

Gross loans held for investment	3,862,885	3,485,335
Deferred income (net of direct origination costs)	(22,713)	(22,727)
Allowance for loan losses	(40,998)	(32,821)

Total loans held for investment, net	$3,799,174	$3,429,787

We continue to lend primarily in Texas. As of September 30, 2008, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased selected loan participations and interests in certain syndicated credits and United States Department of Agriculture (“USDA”) government guaranteed loans.

Non-Performing Assets
Non-performing loans and leases at September 30, 2008, December 31, 2007 and September 30, 2007 are summarized as follows (in thousands):

	September 30,	December 31,	September 30,
	2008	2007	2007

Non-accrual loans: (1) (3) (4)
Commercial	$1,525	$14,693	$2,601
Construction	23,349	4,147	4,952
Real estate	21,121	2,453	1,118
Consumer	119	90	12
Equipment leases	465	2	7

Total non-accrual loans	46,579	21,385	8,690

Loans past due (90 days) (2) (3) (4)	2,970	4,147	4,356
Other repossessed assets:
Other real estate owned (3)	5,792	2,671	501
Other repossessed assets	25	45	89

Total other repossessed assets	5,817	2,716	590

Total non-performing assets	$55,366	$28,248	$13,636

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal.

(2)	At September 30, 2008, $2.1 million of the loans past due 90 days and still accruing are premium finance loans. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(3)	At September 30, 2008, non-performing assets include $4.4 million of mortgage warehouse loans that were transferred to our loans held for investment at lower of cost or market, and some subsequently moved to other real estate owned.
At September 30, 2008, our total non-accrual loans were $46.6 million. Of these $23.3 million were characterized as construction loans. This included an $8.8 million residential real estate development loan secured by approximately 80 single family residences and fully-developed residential lots. The loan was subsequently foreclosed in October 2008 with the collateral properties transferred to ORE net of a $1 million charge-off that was fully reserved and included in the allowance for loan losses as of September 30, 2008. Also included in the construction category was an $8.9 million residential real estate development loan secured by fully-developed residential lots and unimproved land. We believe specific reserves allocated to this credit as of September 30, 2008 are adequate based upon our assessment of impairment which was based upon the value of our collateral. $21.1 million of our non accrual loans are characterized as real estate loans. This includes a $9.4 million loan secured by commercial property on which the bank earlier committed to finance the construction of a shopping center. A $3.3 million loan is secured by an office building; and, a $1.7 million loan is secured by a commercial lot. Real estate loans also include $3.6 million of single family mortgages that were originated in our mortgage warehouse operation. Each of these real estate loans were reviewed for impairment and specific reserves were allocated as necessary and included in the allowance for loan losses as of September 30, 2008 to cover any probable loss.

Allowance for Loan Losses
Activity in the allowance for loan losses was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Balance at the beginning of the period	$38,460	$24,062	$32,821	$21,003
Provision for loan losses	4,000	2,000	15,750	4,700
Net charge-offs:
Loans charged-off	1,541	155	8,408	455
Recoveries	79	96	835	755

Net charge-offs (recoveries)	1,462	59	7,573	(300)

Balance at the end of the period	$40,998	$26,003	$40,998	$26,003

(5) PREMISES AND EQUIPMENT
Premises and equipment are stated at cost, less accumulated depreciation, computed by the straight-line method based on the estimated useful lives of the assets, which range from three to ten years. Gains or losses on disposals of premises and equipment are included in results of operations.
Premises and equipment at September 30, 2008, December 31, 2007 and September 30, 2007 are summarized as follows (in thousands):

	September 30,	December 31,	September 30,
	2008	2007	2007

Premises	$6,519	$6,178	$6,089
Furniture and equipment	14,715	14,242	12,975
Rental equipment(1)	31,443	33,105	42,688

	52,677	53,525	61,752
Accumulated depreciation	(25,994)	(21,841)	(19,528)

Total premises and equipment, net	$26,683	$31,684	$42,224

(1)	These assets represent the assets related to operating leases where the Bank is the lessor.
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

(In thousands)	September 30,
2008
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,404,714
Standby letters of credit	71,583
(7) REGULATORY MATTERS
The Company and the Bank are subject to various banking laws and regulations related to compliance and capital requirements administered by the federal banking agencies. Regulatory focus on Bank Secrecy Act and Patriot Act compliance remains a high priority. Failure to comply with applicable laws and regulations or to meet minimum capital requirements can result in certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct and material effect on the Company’s and the Bank’s business activities, results of operations and financial condition. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with relevant laws or regulations, could have serious legal, reputational, and financial consequences for the institution. Because of the significance of regulatory emphasis on these requirements, the Company and the Bank will continue to expend significant staffing, technology and financial resources to maintain programs designed to ensure compliance with applicable laws and regulations and an effective audit function for testing our compliance with the Bank Secrecy Act on an ongoing basis.
Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of September 30, 2008 and 2007. As of June 30, 2008, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.
Based on the bank capital ratio information in our most recently filed call report and the consolidated capital ratios as shown in the table below, we continue to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

	September 30,
	2008	2007
Risk-based capital:
Tier 1 capital	10.54%	9.59%
Total capital	11.44%	10.67%
Leverage	10.45%	9.37%
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
As a result of applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123R”) during the three and nine months ended September 30, 2008, we recognized stock-based compensation expense of $1.3 million, or $834,000 net of tax, and $3.8 million, or $2.5 million, net of tax. The amount for the three months ended September 30, 2008 is comprised of $266,000 related to unvested options issued prior to the adoption of SFAS 123R, $427,000 related to SARs issued in 2006, 2007 and 2008, and $579,000 related to restricted stock units (“RSUs”) issued in 2006, 2007 and 2008. The amount for the nine months ended September 30, 2008 is comprised of $903,000 related to unvested options issued prior to the adoption of SFAS 123R, $1.3 million related to SARs issued during 2006, 2007 and 2008, and $1.7 million related to RSUs issued in 2006, 2007 and 2008. Unrecognized stock-based compensation expense related to unvested options issued prior to adoption of SFAS 123R is $1.1 million, pre-tax. At September 30, 2008, the weighted average period over which this unrecognized expense is expected to be recognized was 1.2 years. Unrecognized stock-based compensation expense related to grants during 2006, 2007 and 2008 is $12.3 million. At September 30, 2008, the weighted average period over which this unrecognized expense is expected to be recognized was 2.1 years.
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
During the three months ended September, 30, 2008 and September 30, 2007, the loss from discontinued operations was $252,000 and $602,000, net of taxes, respectively. For the nine months ended September 30, 2008 and 2007, the loss from discontinued operations was $516,000 and $746,000, net of taxes, respectively. The 2008 losses are primarily related to continuing legal and salary expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $648,000 in loans held for sale from discontinued operations that are carried at the estimated market value at quarter-end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of September 30, 2008 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.
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
Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include US Treasuries that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include US government and agency mortgage-backed debt securities, corporate securities, municipal bonds, and Community Reinvestment Act funds.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation. This category generally includes certain mortgage loans that are transferred from loans held for sale to loans held for investment at a lower of cost or fair value, as well as other real estate owned (OREO) and impaired loans where collateral values have been used as the basis of calculating impairment value.
Assets and liabilities measured at fair value at September 30, 2008 are as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Available for sale securities: (1)
Treasuries	$1,799	$—	$—
Mortgage-backed securities	—	304,803	—
Corporate securities	—	5,149	—
Municipals	—	46,000	—
Other	—	7,394	—
Loans (2) (4)	—	—	56,659
Other real estate owned (OREO) (3) (4)	—	—	5,792

Total assets	$1,799	$363,346	$62,451

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Includes certain mortgage loans that have been transferred to loans held for investment from loans held for sale at the lower of cost or market. Also, includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(3)	Other real estate owned is transferred from loans to OREO at the lower of cost or market.

(4)	Fair value of loans and OREO is measured on a nonrecurring basis.
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
Loans Certain mortgage loans that are transferred from loans held for sale to loans held for investment are valued based on third party broker pricing. As the dollar amount and number of loans being valued is very small, a comprehensive market analysis is not obtained or considered necessary. Instead, we conduct a general polling of one or more mortgage brokers for indications of general market prices for the types of mortgage loans being valued, and we consider values based on recent experience in selling loans of like terms and comparable quality. The total also includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral based on a third party real estate appraisal.
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
SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 5.” (“SFAS 160”) amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Bank on January 1, 2009 and is not expected to have a significant impact on our financial statements.

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended			For the three months ended
	September 30, 2008			September 30, 2007
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Assets
Securities — taxable	$325,317	$3,852	4.71%	$416,092	$4,959	4.73%
Securities — non-taxable(2)	47,271	660	5.55%	48,173	671	5.53%
Federal funds sold	8,001	40	1.99%	885	12	5.38%
Deposits in other banks	2,554	10	1.56%	1,217	14	4.56%
Loans held for sale from continuing operations	288,103	4,137	5.78%	150,031	2,618	6.92%
Loans	3,781,289	53,772	5.66%	3,195,480	68,101	8.46%
Less reserve for loan losses	38,180	—	—	24,065	—	—

Loans, net of reserve	4,031,212	57,909	5.71%	3,321,446	70,719	8.45%

Total earning assets	4,414,355	62,471	5.63%	3,787,813	76,375	8.00%
Cash and other assets	201,589			204,859

Total assets	$4,615,944			$3,992,672

Liabilities and Stockholders’ Equity
Transaction deposits	$103,905	$122	.47%	$95,870	$239	0.99%
Savings deposits	778,956	3,371	1.72%	848,760	9,393	4.39%
Time deposits	1,275,798	10,524	3.28%	760,511	9,877	5.15%
Deposits in foreign branches	720,211	4,321	2.39%	1,037,813	13,181	5.04%

Total interest bearing deposits	2,878,870	18,338	2.53%	2,742,954	32,690	4.73%
Other borrowings	709,157	4,150	2.33%	368,824	4,831	5.20%
Trust preferred subordinated debentures	113,406	1,486	5.21%	113,406	2,088	7.30%

Total interest bearing liabilities	3,701,433	23,974	2.58%	3,225,184	39,609	4.87%
Demand deposits	567,914			469,610
Other liabilities	16,452			22,173
Stockholders’ equity	330,145			275,705

Total liabilities and stockholders’ equity	$4,615,944			$3,992,672

Net interest income		$38,497			$36,766

Net interest margin			3.47%			3.85%
Net interest spread			3.05%			3.13%

(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2) Taxable equivalent rates used where applicable.

Additional information from discontinued operations:
Loans held for sale	$686			$1,259
Borrowed funds	686			1,259
Net interest income		$15			$5
Net interest margin — consolidated			3.47%			3.85%

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the nine months ended			For the nine months ended
	September 30, 2008			September 30, 2007
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Assets
Securities — taxable	$353,902	$12,390	4.68%	$435,999	$15,481	4.75%
Securities — non-taxable(2)	47,846	2,002	5.59%	48,336	2,005	5.55%
Federal funds sold	7,948	141	2.37%	692	27	5.22%
Deposits in other banks	1,639	30	2.44%	1,193	44	4.93%
Loans held for sale from continuing operations	235,460	10,401	5.90%	166,113	8,849	7.12%
Loans	3,621,410	165,794	6.12%	2,977,625	189,570	8.51%
Less reserve for loan losses	34,972	—	—	22,578	—	—

Loans, net of reserve	3,821,898	176,195	6.16%	3,121,160	198,419	8.50%

Total earning assets	4,233,233	190,758	6.02%	3,607,380	215,976	8.00%
Cash and other assets	202,706			222,620

Total assets	$4,435,939			$3,830,000

Liabilities and Stockholders’ Equity
Transaction deposits	$107,932	$396	.49%	$98,281	$757	1.03%
Savings deposits	803,269	12,052	2.00%	821,751	27,360	4.45%
Time deposits	979,084	26,744	3.65%	728,446	28,049	5.15%
Deposits in foreign branches	810,472	17,585	2.90%	973,692	37,145	5.10%

Total interest bearing deposits	2,700,757	56,777	2.81%	2,622,170	93,311	4.76%
Other borrowings	770,704	15,418	2.67%	349,300	13,544	5.18%
Trust preferred subordinated debentures	113,406	4,837	5.70%	113,406	6,198	7.31%

Total interest bearing liabilities	3,584,867	77,032	2.87%	3,084,876	113,053	4.90%
Demand deposits	517,033			455,704
Other liabilities	17,708			23,755
Stockholders’ equity	316,331			265,665

Total liabilities and stockholders’ equity	$4,435,939			$3,830,000

Net interest income		$113,726			$102,923

Net interest margin			3.59%			3.81%
Net interest spread			3.15%			3.10%

(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2) Taxable equivalent rates used where applicable.

Additional information from discontinued operations:
Loans held for sale	$716			$5,788
Borrowed funds	716			5,788
Net interest income		$40			$166
Net interest margin — consolidated			3.59%			3.81%

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
Results of Operations
Except as otherwise noted, all amounts and disclosures throughout this document reflect continuing operations. See Part I, Item 1 herein for a discussion of discontinued operations at Note (9) - Discontinued Operations.
Summary of Performance
We reported net income of $7.6 million, or $.27 per diluted common share, for the third quarter of 2008 compared to $8.8 million, or $.33 per diluted common share, for the third quarter of 2007. Return on average equity was 9.12% and return on average assets was .65% for the third quarter of 2008, compared to 12.73% and .88%, respectively, for the third quarter of 2007. Net income for the nine months ended September 30, 2008, totaled $21.4 million, or $.79 per diluted common share, compared to $24.8 million, or $.93 per common share, for the same period in 2007. Return on average equity was 9.03% and return on average assets was .64% for the nine months ended September 30, 2008, compared to 12.49% and .87%, respectively, for the same period in 2007.
Net income decreased $1.3 million, or 14%, for the three months ended September 30, 2008 and decreased $3.4 million, or 14%, for the nine months ended September 30, 2008 compared to the same periods in 2007. The decrease during the three months ended September 30, 2008 was primarily the result of a $2.0 million increase in the provision for loan losses and a $1.8 million increase in non-interest expense offset by a $1.7 million increase in net interest income and an $757,000 decrease in income tax expense. The $3.4 million decrease during the nine months ended September 30, 2008 was primarily the result of an $11.1 million increase in the provision for loan losses and a $5.8 million increase in non-interest expense offset by a $10.8 million increase in net interest income, a $773,000 increase in non-interest income and a $1.9 million decrease in income tax expense.

Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income was $38.3 million for the third quarter of 2008, compared to $36.5 million for the third quarter of 2007. The increase was due to an increase in average earning assets of $626.5 million as compared to the third quarter of 2007. The increase in average earning assets included a $585.8 million increase in average loans held for investment and an increase of $138.1 million in loans held for sale, offset by a $91.7 million decrease in average securities. For the quarter ended September 30, 2008, average net loans and securities represented 91% and 8%, respectively, of average earning assets compared to 88% and 12% in the same quarter of 2007.
Average interest bearing liabilities increased $476.2 million from the third quarter of 2007, which included a $135.9 million increase in interest bearing deposits and a $340.3 million increase in other borrowings. The significant increase in average other borrowings is a result of the combined effects of maturities of transaction-specific deposits and growth in loans during the third quarter of 2008. The average cost of interest bearing liabilities decreased from 4.87% for the quarter ended September 30, 2007 to 2.58% for the same period of 2008.
Net interest income was $113.0 million for the first nine months of 2008, compared to $102.2 million for the same period of 2007. The increase was due to an increase in average earning assets of $625.9 million as compared to 2007. The increase in average earning assets included a $643.8 million increase in average loans held for investment and an increase of $69.3 million in loans held for sale, offset by a $82.6 million decrease in average securities. For the nine months ended September 30, 2008, average net loans and securities represented 90% and 10%, respectively, of average earning assets compared to 87% and 13% in the same period of 2007.
Average interest bearing liabilities increased $500.0 million compared to the first nine months of 2007, which included a $78.6 million increase in interest bearing deposits and a $421.4 million increase in other borrowings. The significant increase in average other borrowings is a result of the combined effects of maturities of transaction-specific deposits and growth in loans during the first nine months of 2008. The average cost of interest bearing liabilities decreased from 4.90% for the nine months ended September 30, 2007 to 2.87% for the same period of 2008.

The following table presents the changes (in thousands) in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.

	Three months ended			Nine months ended
	September 30, 2008/2007			September 30, 2008/2007
		Change Due To (1)			Change Due To (1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate

Interest income:
Securities(2)	$(1,118)	$(1,106)	$(12)	$(3,094)	$(2,919)	$(175)
Loans held for sale	1,519	2,322	(803)	1,552	3,717	(2,165)
Loans held for investment	(14,329)	12,614	(26,943)	(23,776)	40,724	(64,500)
Federal funds sold	28	96	(68)	114	283	(169)
Deposits in other banks	(4)	15	(19)	(14)	15	(29)

Total	(13,904)	13,941	(27,845)	(25,218)	41,820	(67,038)
Interest expense:
Transaction deposits	(117)	19	(136)	(361)	74	(435)
Savings deposits	(6,022)	(773)	(5,249)	(15,308)	(615)	(14,693)
Time deposits	647	6,407	(5,760)	(1,305)	9,471	(10,776)
Deposits in foreign branches	(8,860)	(4,039)	(4,821)	(19,560)	(6,221)	(13,339)
Borrowed funds	(1,283)	4,539	(5,822)	513	16,460	(15,947)

Total	(15,635)	6,153	(21,788)	(36,021)	19,169	(55,190)

Net interest income	$1,731	$7,788	$(6,057)	$10,803	$22,651	$(11,848)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.
Net interest margin from continuing operations, the ratio of net interest income to average earning assets from continuing operations, was 3.47% for the third quarter of 2008 compared to 3.85% for the third quarter of 2007. The decrease in net interest margin resulted primarily from a 237 basis point decrease in the yield on earning assets while interest expense as a percentage of earning assets decreased by 199 basis points, due to growth, asset sensitivity, and the impact of the increase in non accrual loans.
Non-interest Income
The components of non-interest income were as follows (in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007

Service charges on deposit accounts	$1,161	$1,089	$3,566	$2,935
Trust fee income	1,234	1,182	3,656	3,453
Bank owned life insurance (BOLI) income	299	288	925	887
Brokered loan fees	1,024	452	2,168	1,505
Equipment rental income	1,487	1,581	4,513	4,533
Other	(320)	283	1,692	2,434

Total non-interest income	$4,885	$4,875	$16,520	$15,747

Non-interest income remained consistent at $4.9 million as compared to the third quarter of 2007. Brokered loan fees increased $572,000 from the third quarter of 2007 related to growth in mortgage warehouse, offset by a $603,000 decrease in other non-interest income for the same period, which is primarily related to a $1.0 million charge related to customer fraud on a specific group of mortgage loans.
Non-interest income increased $773,000 during the nine months ended September 30, 2008 to $16.5 million compared to $15.7 million during the same period of 2007. The increase is primarily related to a $631,000 increase in service charges on deposit accounts from $2.9 million to $3.6 million, which is attributed to lower earnings credit rates based on market rates, certain price changes, and increase in demand deposit balances. Brokered loan fees increased $663,000 from $1.5 million to $2.2 million, which is attributed to growth in mortgage warehouse. Trust fee income increased $203,000 due to continued growth of trust assets.

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
Non-interest Expense
The components of non-interest expense were as follows (in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007

Salaries and employee benefits	$16,039	$15,254	$46,750	$44,573
Net occupancy expense	2,300	2,194	7,097	6,269
Leased equipment depreciation	1,153	1,311	3,525	3,722
Marketing	521	669	1,847	2,154
Legal and professional	2,338	1,799	6,829	5,202
Communications and data processing	804	849	2,428	2,519
Other	4,520	3,818	12,732	10,961

Total non-interest expense	$27,675	$25,894	$81,208	$75,400

Non-interest expense for the third quarter of 2008 increased $1.8 million, or 7%, to $27.7 million from $25.9 million, and is primarily attributable to a $785,000 increase in salaries and employee benefits to $16.0 million from $15.3 million, which was primarily due to general business growth.
Occupancy expense for the three months ended September 30, 2008 increased $106,000, or 5%, compared to the same quarter in 2007 related to general business growth.
Marketing expense decreased $148,000, or 22%. Marketing expense for the three months ended September 30, 2008 included $45,000 of direct marketing and promotions and $287,000 for business development compared to direct marketing and promotions of $100,000 and business development of $347,000 during the same period for 2007. Marketing expense for the three months ended September 30, 2008 also included $189,000 for the purchase of miles related to the American Airlines AAdvantage® program compared to $222,000 for the same period for 2007. Our direct marketing may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets.
Legal and professional expense for the three months ended September 30, 2008 increased $539,000, or 30% compared to the same quarter in 2007 mainly related to business growth, increase in non-performing assets and continued regulatory and compliance costs.
Non-interest expense for the first nine months of 2008 increased $5.8 million, or 8%, to $81.2 million from $75.4 million during the same period in 2007. This increase is primarily related to a $2.2 million increase in salaries and employee benefits to $46.8 million from $44.6 million, which was primarily due to general business growth.
Occupancy expense for the nine months ended September 30, 2008 increased $828,000, or 13%, to $7.1 million from $6.3 million compared to the same period in 2007 related to general business growth.
Marketing expense decreased $307,000, or 14%, compared to the first nine months of 2007. Marketing expense for the nine months ended September 30, 2008 included $230,000 of direct marketing and promotions and $1.0 million for business development compared to direct marketing and promotions of $317,000 and business development of $1.2 million during the same period for 2007. Marketing expense for the nine months ended September 30, 2008 also included $567,000 for the purchase of miles related to the American Airlines AAdvantage® program, compared to $844,000 for the same period for 2007. Our direct marketing expense may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets.

Legal and professional expense for the nine months ended September 30, 2008 increased $1.6 million, or 31%, compared to the same period in 2007 mainly related to business growth, increase in non-performing assets and continued regulatory and compliance costs.
Analysis of Financial Condition
The aggregate loan portfolio at September 30, 2008 increased $538.2 million from December 31, 2007 to $4.1 billion. Commercial loans, construction, real estate and consumer loans increased $121.9 million, $59.7 million, $182.3 million and $7.2 million, respectively. Leases also increased $6.5 million. Loans held for sale increased $168.8 million.
Loans were as follows as of the dates indicated (in thousands):

	September 30,	December 31,
	2008	2007

Commercial	$2,156,950	$2,035,049
Construction	633,121	573,459
Real estate	956,280	773,970
Consumer	35,540	28,334
Leases	80,994	74,523

Gross loans held for investment	3,862,885	3,485,335
Deferred income (net of direct origination costs)	(22,713)	(22,727)
Allowance for loan losses	(40,998)	(32,821)

Total loans held for investment, net	3,799,174	3,429,787
Loans held for sale	343,002	174,166

Total	$4,142,176	$3,603,953

We continue to lend primarily in Texas. As of September 30, 2008, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased selected loan participations and interests in certain syndicated credits and USDA government guaranteed loans.
Summary of Loan Loss Experience
During the third quarter of 2008, the Company recorded net charge-offs in the amount of $1.5 million, compared to net charge-offs of $59,000 for the same period in 2007. The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $41.0 million at September 30, 2008, $32.8 million at December 31, 2007 and $26.0 million at September 30, 2007. This represents 1.07%, 0.95% and 0.79% of loans held for investment (net of unearned income) at September 30, 2008, December 31, 2007 and September 30, 2007, respectively.
The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a $4.0 million provision for loan losses during the third quarter of 2008 compared to $2.0 million in the third quarter of 2007 and $8.0 million in the second quarter of 2008.
The reserve for loan losses is comprised of specific reserves for impaired loans and an estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We regularly evaluate our reserve for loan losses to maintain an adequate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of specific reserves include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All loan commitments rated substandard or worse and greater than $1,000,000 are specifically reviewed for impairment. For loans deemed to be impaired, a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the portfolio, excluding any impaired loans, is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans greater than $50,000. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate that portion of the required reserve assigned to unfunded loan commitments. Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.
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
The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and anticipated future credit losses. The changes are reflected in the general reserve and in specific reserves as the collectability of larger classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored, and our reserve adequacy relies primarily on our loss history. Currently, the review of reserve adequacy is performed by executive management and presented to our board of directors for their review, consideration and ratification on a quarterly basis.

Activity in the allowance for possible loan losses is presented in the following table (in thousands).

	Nine months ended		Nine months ended		Year ended
	September 30,		September 30,		December 31,
	2008		2007		2007
Beginning balance	$32,821		$21,003		$21,003
Loans charged-off:
Commercial	6,843		339		2,528
Real estate — construction	671		—		313
Real estate — permanent	736		—		—
Consumer	129		48		48
Leases	29		68		81

Total charge-offs	8,408		455		2,970
Recoveries:
Commercial	716		625		642
Real estate — permanent	27		—		—
Consumer	13		14		15
Leases	79		116		131

Total recoveries	835		755		788

Net charge-offs (recoveries)	7,573		(300)		2,182
Provision for loan losses	15,750		4,700		14,000

Ending balance	$40,998		$26,003		$32,821

Reserve to loans held for investment (2)	1.07%		.79%		.95%
Net charge-offs (recoveries) to average loans (1)(2)	.28%		(.01)%		.07%
Provision for loan losses to average loans (1)(2)	.58%		.21%		.46%
Recoveries to total charge-offs	9.93%		165.93%		26.53%
Reserve as a multiple of net charge-offs	5.4	x	N/M		15.0	x

Non-performing and renegotiated loans:
Non-accrual (4)	$46,579		$8,690		$21,385
Loans past due 90 days and accruing (3) (4)	2,970		4,356		4,147

Total	$49,549		$13,046		$25,532

Other real estate owned (4)	$5,792		$501		$2,671

Reserve as a percent of non-performing loans (2)	.8	x	2.0	x	1.3	x

(1)	Interim period ratios are annualized.

(2)	Excludes loans held for sale.

(3)	At September 30, 2008, $2.1 million of the loans past due 90 days and still accruing are premium finance loans. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take up to 180 days or longer from the cancellation date.

(4)	At September 30, 2008, non-performing assets include $4.4 million of mortgage warehouse loans that were transferred from loans held for sale to loans held for investment at lower of cost or market and some subsequently moved to other real estate owned.

Non-performing Assets
Non-performing assets include non-accrual loans and leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. The table below summarizes our non-accrual loans by type (in thousands):

	September 30,	December 31,	September 30,
	2008	2007	2007

Non-accrual loans:
Commercial	$1,525	$14,693	$2,601
Construction	23,349	4,147	4,952
Real estate	21,121	2,453	1,118
Consumer	119	90	12
Leases	465	2	7

Total non-accrual loans	$46,579	$21,385	$8,690

At September 30, 2008, our total non-accrual loans were $46.6 million. Of these $23.3 million were characterized as construction loans. This included an $8.8 million residential real estate development loan secured by approximately 80 single family residences and fully-developed residential lots. The loan was subsequently foreclosed in October 2008 with the collateral properties transferred to ORE net of a $1 million charge-off that was fully reserved and included in the allowance for loan losses as of September 30, 2008. Also included in the construction category was an $8.9 million residential real estate development loan secured by fully-developed residential lots and unimproved land. We believe specific reserves allocated to this credit as of September 30, 2008 are adequate based upon our assessment of impairment which was based upon the value of our collateral. $21.1 million of our non-accrual loans are characterized as real estate loans. This includes a $9.4 million loan secured by commercial property on which the bank earlier committed to finance the construction of a shopping center. A $3.3 million loan is secured by an office building; and, a $1.7 million loan is secured by a commercial lot. Real estate loans also include $3.6 million of single family mortgages that were originated in our mortgage warehouse operation. Each of these real estate loans were reviewed for impairment and specific reserves were allocated as necessary and included in the allowance for loan losses as of September 30, 2008 to cover any probable loss.
At September 30, 2008, we had $3.0 million in loans past due 90 days and still accruing interest. At September 30, 2008, $2.1 million of the loans past due 90 days and still accruing are premium finance loans. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take up to 180 days or longer from the cancellation date. At September 30, 2008, we had $5.8 million in other repossessed assets and real estate.
Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of September 30, 2008, approximately $999,000 of our non-accrual loans were earning on a cash basis.
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
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At September 30, 2008, we had a $7.0 million loan of this type which was not included in either non-accrual or 90 days past due categories.

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2007 and for the nine months ended September 30, 2008, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank) and the Federal Home Loan Bank (“FHLB”) borrowings.
Our liquidity needs have typically been fulfilled through growth in our core customer deposits, and supplemented with brokered deposits and borrowings as needed. Our goal is to obtain as much of our funding as possible from deposits of these core customers, which as of September 30, 2008, comprised $2,731.9 million, or 80.6%, of total deposits. On an average basis, for the quarter ended September 30, 2008, deposits from core customers comprised $2,890.2 million, or 83.9%, of total quarterly average deposits. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect.
In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. These CDs are generally of short maturities, 90 to 180 days or less, and are used to supplement temporary differences in the growth in loans, including growth in specific categories of loans, compared to customer deposits. As of September 30, 2008, brokered retail CDs comprised $657.0 million, or 19.4%, of total deposits. On an average basis, for the quarter ended September 30, 2008, brokered retail CDs comprised $556.6 million, or 16.1%, of total quarterly average deposits. We believe the Company has access to sources of brokered deposits of not less than an additional $1.2 billion.
Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes, and advances from the FHLB. As of September 30, 2008, our borrowings consisted of a total of $42.0 million of customer repurchase agreements, $125.0 million of upstream federal funds purchased, $115.4 million of downstream federal funds purchased and $2.6 million in treasury, tax and loan notes. Credit availability from the FHLB is based on our bank’s financial and operating condition and borrowing collateral we hold with the FHLB. At September 30, 2008, we had $500.0 million in borrowings from the FHLB. FHLB borrowings are collateralized by eligible securities and loans. Our unused FHLB borrowing capacity at September 30, 2008 was approximately $383.1 million. As of September 30, 2008, we had unused upstream federal fund lines available from commercial banks of approximately $527.3 million. During the nine months ended September 30, 2008, our average other borrowings from these sources were $770.7 million. The maximum amount of borrowed funds outstanding at any month-end during the first nine months of 2008 was $955.4 million.
Our equity capital averaged $316.3 million for the nine months ended September 30, 2008 as compared to $265.7 million for the same period in 2007. This increase reflects our retention of net earnings during this period. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.
On September 10, 2008, we completed a sale of 4 million shares of our common stock in a private placement to a number of institutional investors. The purchase price was $14.50 per share, and net proceeds from the sale totaled $55 million. The new capital will be used for general corporate purposes, including capital for support of anticipated growth of our bank.
In response to the recent national financial crisis, the U.S. government is taking various actions in an attempt to stabilize financial markets. One of those actions includes the U.S. Treasury Department’s Troubled Asset Relief Program, which offers to U.S. banking organizations the opportunity to sell preferred stock, along with warrants to purchase common stock, to the U.S. Treasury. In addition, the FDIC has initiated the Temporary Liquidity Guarantee Program that will provide a 100 percent guarantee for a limited period of time to newly issued senior unsecured debt and non-interest bearing deposits. Our capital ratios remain above the levels required to be well capitalized and have been enhanced with our recent sale of common stock with net proceeds of $55 million, which is discussed above. However, based on the advantageous terms of the above two programs, we are assessing our participation in both programs and have not yet determined whether we will participate.
As of September 30, 2008, our significant fixed and determinable contractual obligations to third parties were as follows (in thousands):

		After One	After Three
	Within	but Within	but Within	After Five
	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity (1)	$1,386,329	$—	$—	$—	$1,386,329
Time deposits (1)	1,955,726	37,021	9,822	65	2,002,634
Federal funds purchased (1)	240,405	—	—	—	240,405
Customer repurchase agreements (1)	42,032	—	—	—	42,032
Treasury, tax and loan notes (1)	2,588	—	—	—	2,588
FHLB borrowing (1)	500,000	—	—	—	500,000
Short-term borrowing (1)	50,000	—	—	—	50,000
Operating lease obligations (2)	7,368	12,294	9,762	38,342	67,766
Trust preferred subordinated debentures (1)	—	—	—	113,406	113,406

Total contractual obligations	$4,184,448	$49,315	$19,584	$151,813	$4,405,160

(1)	Excludes interest

(2)	Non-balance sheet item.
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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of September 30, 2008, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Interest Rate Sensitivity Gap Analysis
September 30, 2008
(In thousands)

	0-3 mo	4-12 mo	1-3 yr	3+ yr	Total
	Balance	Balance	Balance	Balance	Balance

Securities (1)	$20,542	$51,845	$134,048	$158,710	$365,145
Total variable loans	3,509,363	33,083	21,357	—	3,563,803
Total fixed loans	192,437	152,587	198,169	99,539	642,732

Total loans (2)	3,701,800	185,670	219,526	99,539	4,206,535

Total interest sensitive assets	$3,722,342	$237,515	$353,574	$258,249	$4,571,680

Liabilities:
Interest bearing customer deposits	$1,508,894	$—	$—	$—	$1,508,894
CD’s & IRA’s	389,458	225,519	36,939	9,888	661,804
Wholesale deposits	648,504	8,452	82	—	657,038

Total interest bearing deposits	2,546,856	233,971	37,021	9,888	2,827,736

Repurchase agreements, Federal funds purchased, FHLB borrowings	835,025	—	—	—	835,025
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowings	835,025	—	—	113,406	948,431

Total interest sensitive liabilities	$3,381,881	$233,971	$37,021	$123,294	$3,776,167

GAP	340,461	3,544	316,553	134,955	—
Cumulative GAP	340,461	344,005	660,558	795,513	795,513

Demand deposits					$561,227
Stockholders’ equity					380,858

Total					$942,085

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.
The table above sets forth the balances as of September 30, 2008 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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
	200 bp Increase	100 bp Decrease
	September 30, 2008	September 30, 2008
Change in net interest income	$18,267	$(1,517)
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures as of September 30, 2008, and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could materially affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There has not been any material change in the risk factors previously disclosed in the Company’s 2007 Form 10-K for the fiscal year ended December 31, 2007.
ITEM 6. EXHIBITS
(a)	Exhibits

3.1	Certificate of Amendment of Certificate of Incorporation dated May 21, 2002, filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS CAPITAL BANCSHARES, INC.

Date: October 30, 2008
/s/ Peter B. Bartholow

Peter B. Bartholow
Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number
3.1	Certificate of Amendment of Certificate of Incorporation dated May 21, 2002, filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.