Form 10-K
period 2008-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2009-02-19
CIK 1077428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2008
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from to (No fee required)

Texas Capital Bancshares, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	000-30533	75-2679109
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

2000 McKinney Avenue, Suite 700, Dallas, Texas, U.S.A.	75201	214-932-6600
(Address of principal executive officers)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Common stock, par value $0.01 per share
(Title of class)

The Nasdaq Stock Market LLC
(Name of Exchange on Which Registered)
Securities registered under Section 12(g) of the Exchange Act: NONE
Indicate by check mark if the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐     No ☑

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $394,970,000. There were 30,981,602 shares of the registrant’s common stock outstanding on February 17, 2009.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement relating to the 2009 Annual Meeting of Stockholders, which will be filed no later than April 9, 2009, are incorporated by reference into Part III of this Form 10-K.

i

ITEM 1.	BUSINESS

Background

Texas Capital Bancshares, Inc., a financial holding company, is the parent of Texas Capital Bank, National Association, a Texas-based bank headquartered in Dallas, with banking offices in Dallas, Houston, Fort Worth, Austin and San Antonio, the state’s five largest metropolitan areas. Our market focus is commercial business and high net worth individuals, and we offer a variety of banking products and services to our customers. We have focused on organic growth, maintenance of credit quality and bankers with strong personal and professional relationships in their communities.

We focus on serving the needs of commercial and high net worth customers, the core of our model since our organization in March 1998. We do not incur the costs of competing in an over-branched and over-crowded consumer market. We are primarily a secured lender in Texas, and, as a result, we have experienced a low percentage of charge-offs relative to both total loans and non-performing loans since inception. Our loan portfolio is diversified by industry, collateral and geography in Texas.

Growth History

We have grown substantially in both size and profitability since our formation. The table below sets forth data regarding the growth of key areas of our business from December 2004 through December 2008.

	December 31
(in thousands)	2008	2007	2006	2005	2004

Loans held for investment	$4,027,871	$3,462,608	$2,722,097	$2,075,961	$1,564,578
Total loans(1)	4,524,222	3,636,774	2,921,111	2,148,344	1,656,163
Assets(1)	5,139,564	4,286,718	3,658,505	3,003,430	2,583,211
Deposits	3,333,187	3,066,377	3,069,330	2,495,179	1,789,887
Stockholders’ equity	387,073	295,138	253,515	215,523	195,275

(1)	From continuing operations.

The following table provides information about the growth of our loan portfolio by type of loan from December 2004 to December 2008.

	December 31
(in thousands)	2008	2007	2006	2005	2004

Commercial loans	$2,276,054	$2,035,049	$1,602,577	$1,182,734	$818,156
Total real estate loans	2,153,220	1,522,326	1,284,821	976,975	844,640
Construction loans	667,437	573,459	538,586	387,163	328,074
Real estate term loans	988,784	773,970	530,377	478,634	397,029
Loans held for sale	496,351	174,166	199,014	72,383	91,585
Loans held for sale from discontinued operations	648	731	16,844	38,795	27,952
Equipment leases	86,937	74,523	45,280	16,337	9,556
Consumer loans	32,671	28,334	21,113	19,962	15,562

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

Business Strategy

Utilizing the business and community ties of our management and their banking experience, our strategy is building an independent bank that focuses primarily on middle market business customers and high net worth individuals in each of the five major metropolitan markets of Texas. To achieve this, we seek to implement the following strategies:

•	target middle market businesses and high net worth individuals;

•	grow our loan and deposit base in our existing markets by hiring additional experienced Texas bankers;

•	continue the emphasis on credit policy to provide for credit quality consistent with long-term objectives;

•	improve our financial performance through the efficient management of our infrastructure and capital base, which includes:

•	leveraging our existing infrastructure to support a larger volume of business;

•	maintaining stringent internal approval processes for capital and operating expenses;

•	extensive use of outsourcing to provide cost-effective operational support with service levels consistent with large-bank operations; and

•	extend our reach within our target markets of Austin, Dallas, Fort Worth, Houston and San Antonio through service innovation and service excellence.

Products and Services

We offer a variety of loan, deposit account and other financial products and services to our customers.

Business Customers.  We offer a full range of products and services oriented to the needs of our business customers, including:

•	commercial loans for general corporate purposes including financing for working capital, internal growth, acquisitions and financing for business insurance premiums;

•	real estate term and construction loans;

•	equipment leasing;

•	cash management services;

•	trust and escrow services; and

•	letters of credit

Individual Customers.  We also provide complete banking services for our individual customers, including:

•	personal trust and wealth management services;

•	certificates of deposit;

•	interest bearing and non-interest bearing checking accounts with optional features such as Visa® debit/ATM cards and overdraft protection;

•	traditional money market and savings accounts;

•	consumer loans, both secured and unsecured;

•	branded Visa® credit card accounts, including gold-status accounts; and

•	internet banking

Lending Activities

Credit Policy.  We target our lending to middle market businesses and high net worth individuals that meet our credit standards. The credit standards are set by our standing Credit Policy Committee with the assistance of our Bank’s Chief Credit Officer, who is charged with ensuring that credit standards are met by loans in our portfolio. Our Credit Policy Committee is comprised of senior Bank officers including our Bank’s Chief Executive Officer, our President/Chief Lending Officer and our Bank’s Chief Credit Officer. We believe we have maintained a diversified loan portfolio. Credit policies and underwriting guidelines are tailored to address the unique risks associated with each industry represented in the portfolio. Our credit standards for commercial borrowers reference numerous criteria with respect to the borrower, including historical and projected financial information, strength of management, acceptable collateral and associated advance rates, and market conditions and trends in the borrower’s industry. In addition, prospective loans are also analyzed based on current industry concentrations in our loan portfolio to prevent an unacceptable concentration of loans in any particular industry. We believe our credit standards are consistent with achieving business objectives in the markets we serve and will generally mitigate risks. We believe that we differentiate our bank from its competitors by focusing on and aggressively marketing to our core customers and accommodating, to the extent permitted by our credit standards, their individual needs.

We generally extend variable rate loans in which the interest rate fluctuates with a predetermined indicator such as the United States prime rate or the London Interbank Offered Rate (LIBOR). Our use of variable rate loans is designed to protect us from risks associated with interest rate fluctuations since the rates of interest earned will automatically reflect such fluctuations.

Commercial Loans and Leases.  Our commercial loan portfolio is comprised of lines of credit for working capital and term loans and leases to finance equipment and other business assets. Our energy production loans are generally collateralized with proven reserves based on appropriate valuation standards. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. At December 31, 2008, funded commercial loans and leases totaled approximately $2.4 billion, approximately 52% of our total funded loans.

Real Estate Loans.  Approximately 22% of our real estate loan portfolio and 8% of the total portfolio is comprised of loans secured by properties other than market risk or investment-type real estate. We generally provide temporary financing for commercial and residential property. Our real estate loans generally have maximum terms of five to seven years, and we provide loans with both floating and fixed rates. We generally avoid long-term loans for commercial real estate held for investment. At December 31, 2008, real estate term loans totaled approximately $988.8 million, approximately 46% of the real estate portfolio and 21% of our total funded loans; of this total, $782.8 million were loans with floating rates and $216.5 million were loans with fixed rates.

Construction Loans.  Our construction loan portfolio consists primarily of single-family residential properties and commercial projects used in manufacturing, warehousing, service or retail businesses. Our construction loans generally have terms of one to three years. We typically make construction loans to developers, builders and contractors that have an established record of successful project completion and loan repayment and have a substantial investment of the borrowers’ equity. These loans typically have floating rates and commitment fees. At December 31, 2008, funded construction real estate loans totaled approximately $667.4 million, approximately 15% of our total funded loans.

Loans Held for Sale.  Our loans held for sale portfolio consists primarily of single-family residential mortgages funded through our mortgage warehouse group. These loans are typically on our balance sheet less than

30 days. At December 31, 2008, loans held for sale totaled approximately $496.4 million, approximately 11% of our total funded loans.

Letters of Credit.  We issue standby and commercial letters of credit, and can service the international needs of our clients through correspondent banks. At December 31, 2008, our commitments under letters of credit totaled approximately $70.1 million.

The table below sets forth information regarding the distribution of our funded loans among various industries at December 31, 2008.

	Funded Loans
		Percent
(dollars in thousands)	Amount	of Total

Agriculture	$4,912	0.1%
Contracting — construction and real estate development	649,864	14.3%
Contracting — trades	64,282	1.4%
Government	11,952	0.3%
Manufacturing	164,352	3.6%
Personal/household	700,636	15.4%
Petrochemical and mining	473,148	10.4%
Retail	115,966	2.5%
Services	1,762,537	38.8%
Wholesale	182,066	4.0%
Investors and investment management companies	418,519	9.2%

Total	$4,548,234	100.0%

Loans extended to borrowers within the contracting industry are comprised largely of loans to land developers and to both heavy construction and general commercial contractors. Many of these loans are secured by real estate properties, the development of which is or may be financed by our bank. Loans extended to borrowers within the petrochemical and mining industries are predominantly loans to finance the exploration and production of petroleum and natural gas. These loans are generally secured by proven petroleum and natural gas reserves. Personal/household loans include loans to certain high net worth individuals for commercial purposes and mortgage loans and participations purchased in residential mortgage loans held for sale, in addition to consumer loans. Loans extended to borrowers within the services industries include loans to finance working capital and equipment, as well as loans to finance investment and owner-occupied real estate. Significant trade categories represented within the services industries include, but are not limited to, real estate services, financial services, leasing companies, transportation and communication, and hospitality services. Borrowers represented within the real estate services category are largely owners and managers of both residential and non-residential commercial real estate properties.

We make loans that are appropriately collateralized under our credit standards. Approximately 95% of our funded loans are secured by collateral. Over 90% of the real estate collateral is located in Texas. The table below sets forth information regarding the distribution of our funded loans among various types of collateral at December 31, 2008.

	Funded Loans
		Percent
(dollars in thousands)	Amount	of Total

Business assets	$1,393,804	30.6%
Energy	397,469	8.7%
Highly liquid assets	643,483	14.2%
Real property	1,642,080	36.1%
Rolling stock	41,848	0.9%
U. S. Government guaranty	30,638	0.7%
Other assets	167,835	3.7%
Unsecured	231,077	5.1%

Total	$4,548,234	100.0%

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

Cayman Islands Branch

In June 2003, we received authorization from the Cayman Islands Monetary Authority to establish a branch of our bank in the Cayman Islands. We believe that a Cayman Islands branch of our bank enables us to offer more competitive cash management and deposit products to our core customers. Our Cayman Islands branch consists of an agented office to facilitate our offering of these products. We opened our Cayman Islands branch in September 2003. All deposits in the Cayman Branch come from U.S. based customers of our Bank. Deposits do not originate from foreign sources, and funds transfers neither come from nor go to facilities outside of the U.S. All deposits are in US dollars. As of December 31, 2008, our Cayman Islands deposits totaled $500.0 million.

Employees

As of December 31, 2008, we had 547 full-time employees relating to our continuing operations. None of our employees is represented by a collective bargaining agreement and we consider our relations with our employees to be good.

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

Restrictions on Dividends and Repurchases.  Our source of funding to pay dividends is our bank. Our bank is subject to the dividend restrictions set forth by the OCC. Under such restrictions, national banks may not, without the prior approval of the OCC, declare dividends in excess of the sum of the current year’s net profits plus the retained net profits from the prior two years, less any required transfers to surplus. In addition, under the Federal Deposit Insurance Corporation Improvement Act of 1991, our bank may not pay any dividend if payment would cause it to become undercapitalized or in the event it is undercapitalized.

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

Pursuant to our participation in the U.S. Treasury’s voluntary Capital Purchase Program (“CPP”) in January 2009, no dividends can be paid on Common Stock without the consent of Treasury until the third anniversary of the date of the Series A perpetual preferred stock, unless all of those shares are redeemed or Treasury has transferred them to third parties. Also, all accrued and unpaid dividends on the Series A perpetual preferred stock would have to be fully paid. Further, until such time, without the consent of the Treasury and the payment of all accrued and unpaid dividends on the Series A perpetual preferred stock, we may not repurchase any shares of our common stock.

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

Pursuant to regulations promulgated under the Federal Deposit Insurance Corporation Improvement Act, the corrective actions that the banking agencies either must or may take are tied primarily to an institution’s capital levels. In accordance with the framework adopted by the Federal Deposit Insurance Corporation Improvement Act, the banking agencies have developed a classification system, pursuant to which all banks and thrifts will be placed into one of five categories. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized.” A well capitalized bank has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or higher; a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 6% or higher; a leverage ratio (Tier 1 capital to total adjusted assets) of 5% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. Our bank’s total risk-based capital ratio was 10.29% at December 31, 2008 and, as a result, it is currently classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations.

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

Available Information

Under the Securities Exchange Act of 1934, we are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document in our files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC.

We make available, free of charge through our website, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Additionally, we have adopted and posted on our website a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The address for our website is www.texascapitalbank.com. We will provide a printed copy of any of the aforementioned documents to any requesting shareholder.

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

Risk Factors Associated With Our Business

We must effectively manage our credit risk.  There are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. The risk of non-payment of loans is inherent in commercial banking. Although we attempt to minimize our credit risk by carefully monitoring the concentration of our loans within specific industries and through prudent loan approval practices in all categories of our lending, we cannot assure you that such monitoring and approval procedures will reduce these lending risks. We cannot assure you that our credit administration personnel, policies and procedures will adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio.

Our results of operation and financial condition would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses.  Experience in the banking industry indicates that a portion of our loans in all categories of our lending business will become delinquent, and some may only be partially repaid or may never be repaid at all. Our methodology for establishing the adequacy of the allowance for loan losses depends on subjective application of risk grades as indicators of borrowers’ ability to repay. Deterioration in general economic conditions and unforeseen risks affecting customers may have an adverse effect on borrowers’ capacity to repay timely their obligations before risk grades could reflect those changing conditions. In times of improving credit quality, with growth in our loan portfolio, the allowance for loan losses may decrease as a percent of total loans. Changes in economic and market conditions may increase the risk that the allowance would become inadequate if borrowers experience economic and other conditions adverse to their businesses. Maintaining the adequacy of our allowance for loan losses may require that we make significant and unanticipated increases in our provisions for loan losses, which would materially affect our results of operations and capital adequacy. Recognizing that many of our loans individually represent a significant percentage of our total allowance for loan losses, adverse collection experience in a relatively small number of loans could require an increase in our allowance. Federal regulators, as an integral part of their respective supervisory functions, periodically review our allowance for loan losses. The regulatory agencies may require us to change classifications or grades on loans, increase the allowance for loan losses with large provisions for loan losses and to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses required by these regulatory agencies could have a negative effect on our results of operations and financial condition.

Our growth plans are dependent on the availability of capital and funding.  The Company’s dependence on trust preferred and other forms of debt capital, as well as other short-term sources of funding may become limited by market conditions beyond our control, as has been evidenced with the economic downturn and issues affecting the financial services industry. Pricing of capital, in terms of interest or dividend requirements or dilutive impact on earnings available to shareholders have increased dramatically, and an increase in costs of capital can have a direct impact on operating performance and the ability to achieve growth objectives. Costs of funding could also increase dramatically and affect our growth objectives, as well as our financial performance. Adverse changes in operating performance and financial condition could make capital necessary to support or maintain “well capitalized” status either difficult to obtain or extremely expensive.

Our operations are significantly affected by interest rate levels.  Our profitability is dependent to a large extent on our net interest income, which is the difference between interest income we earn as a result of interest paid to us on loans and investments and interest we pay to third parties such as our depositors and those from whom we borrow funds. Like most financial institutions, we are affected by changes in general interest rate levels, which are currently at record low levels, and by other economic factors beyond our control. Interest rate risk can result from mismatches between the dollar amount of repricing or maturing assets and liabilities and from mismatches in the timing and rate at which our assets and liabilities reprice. Although we have implemented strategies which we believe reduce the potential effects of changes in interest rates on our results of operations, these strategies may not always be successful. In addition, any substantial and prolonged increase in market interest rates could reduce our customers’ desire to borrow money from us or adversely affect their ability to repay their outstanding loans by increasing their costs since most of our loans have adjustable interest rates that reset periodically. If our borrowers’ ability to repay is affected, our level of non-performing assets would increase and the amount of interest earned on loans will decrease, thereby having an adverse effect on operating results. Any of these events could adversely affect our results of operations or financial condition.

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

Substantial deterioration in any of the foregoing conditions, as we have experienced with the current economic downturn, can have a material adverse effect on our results of operation and financial condition, and we may not be able to sustain our historical rate of growth. Our bank’s customer base is primarily commercial in nature, and our bank does not have a significant branch network or retail deposit base. In periods of economic downturn, business and commercial deposits may tend to be more volatile than traditional retail consumer deposits and, therefore, during these periods our financial condition and results of operations could be adversely affected to a greater degree than our competitors that have a larger retail customer base.

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

Our business strategy includes growth plans within our target markets and, if we fail to manage our growth effectively as we pursue our expansion strategy, it could negatively affect our operations.  We intend to develop our business by pursuing a significant growth strategy. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. In order to execute our growth strategy successfully, we must, among other things:

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

Our future profitability depends, to a significant extent, upon revenue we receive from our middle market business customers and their ability to meet their loan obligations.  Our future profitability depends, to a significant extent, upon revenue we receive from middle market business customers, and their ability to continue to meet existing loan obligations. As a result, adverse economic conditions or other factors adversely affecting this market segment may have a greater adverse effect on us than on other financial institutions that have a more diversified customer base.

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

We are subject to extensive government regulation and supervision.  We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, operations and growth, among other things. These regulations also impose obligations to maintain appropriate policies, procedures and controls, among other things, to detect, prevent and report money laundering and terrorist financing and to verify the identities of our customers. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. We expend substantial effort and incur costs to improve our systems, audit capabilities, staffing and training in order to satisfy regulatory requirements, but the regulatory authorities may determine that such efforts are insufficient. Failure to comply with relevant laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. In addition, the FDIC could impose higher assessments on deposits based on general industry conditions and as a result of changes in specific programs. These increased assessments could affect our earnings.

Furthermore, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC and NASD that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we have experienced, and may continue to experience, greater compliance costs.

We chose to participate in the U.S. Department of Treasury’s voluntary Capital Purchase Program (“CPP”) and as a result of our participation are subject to additional regulatory restrictions, including limitations and prohibitions on various forms of executive compensation, restrictions on dividends and redemptions, and corporate governance requirements.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.  Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Periodically, hurricanes have caused extensive flooding and destruction along the coastal areas of Texas, including communities where we conduct business, and our operations in Houston have been disrupted to a minor degree. While the impact of these hurricanes did not significantly affect us, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on the our financial condition and results of operations.

Our management maintains significant control over us.  Our current executive officers and directors beneficially own slightly more than 7% of the outstanding shares of our common stock. Accordingly, our current executive officers and directors are able to influence, to a significant extent, the outcome of all matters required to be submitted to our stockholders for approval (including decisions relating to the election of directors), the determination of day-to-day corporate and management policies and other significant corporate activities.

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

Anti-takeover provisions of our certificate of incorporation, bylaws and Delaware law may make it more difficult for you to receive a change in control premium.  Certain provisions of our certificate of incorporation and bylaws could make a merger, tender offer or proxy contest more difficult, even if such events were perceived by many of our stockholders as beneficial to their interests. These provisions include advance notice for nominations of directors and stockholders’ proposals, and authority to issue the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law which, in general, prevents an interested stockholder, defined generally as a person owning 15% or more of a corporation’s outstanding voting stock, from engaging in a business combination with our company for three years following the date that person became an interested stockholder unless certain specified conditions are satisfied.

We are subject to claims and litigation pertaining to fiduciary responsibility, employment practices and other general business matters litigation.  From time to time, customers make claims and take legal action pertaining to our performance of our fiduciary responsibilities. Whether customer claims and legal action related to our performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. In addition, employees can make claims related to our employment practices. If such claims or legal actions are not resolved in a manner favorable to us they may result in significant financial liability and/or adversely affect the market perception of us. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition. All service offerings, including current offerings and those which may be provided in the future may become more risky due to changes in economic, competitive and market conditions beyond our control.

Risks Associated With Our Common Stock

Our stock price can be volatile.  Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry, including the failures of other financial institutions in the current economic downturn;

•	perceptions in the marketplace regarding us and/or our competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	changes in government regulations; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results as evidenced by the current volatility and disruption of capital and credit markets.

The trading volume in our common stock is less than that of other larger financial services companies.  Although our common stock is traded on the Nasdaq Global Select Market, the trading volume in our common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause the our stock price to fall.

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

The holders of our junior subordinated debentures have rights that are senior to those of our shareholders.  As of December 31, 2008, we had $113.4 million in junior subordinated debentures outstanding that were issued to our statutory trusts. The trusts purchased the junior subordinated debentures from us using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

The junior subordinated debentures are senior to our shares of common stock and Series A perpetual preferred stock. As a result, we must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock or preferred stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to our shareholders. If certain conditions are met, we have the right to defer interest payments on the junior subordinated debentures (and the related trust preferred securities) at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period, during which time no dividends may be paid to holders of our common stock or preferred stock.

The holders of our Series A perpetual preferred stock have rights that are senior to those of our common shareholders.  In January 2009, we issued and sold $75 million of our Series A perpetual preferred stock, which ranks senior to common stock in the payment of dividends and on liquidation. The liquidation amount of the Series A perpetual preferred stock is $1,000 per share.

We do not currently pay dividends.  Our ability to pay dividends is limited and we may be unable to pay future dividends. We do not currently pay dividends on our common stock. Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of our bank subsidiary, Texas Capital Bank, to pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to our regulated bank subsidiary. If these regulatory requirements are not met, our subsidiary bank will not be able to pay dividends to us, and we may be unable to pay dividends on our common stock or preferred stock.

As a result of our participation in the CPP, we may not pay dividends on our common stock without the consent of Treasury until the third anniversary of the date of the Series A perpetual preferred stock, unless all of those shares are redeemed or Treasury has transferred them to third parties. Since we have never paid dividends on our common stock, this would be considered an “increase in dividends”. Also, all accrued and unpaid dividends on the Series A for all past dividend periods would have to be fully paid.

Risks Associated With Our Industry

The earnings of financial services companies are significantly affected by general business and economic conditions.  As a financial services company, our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuation in both debt and equity capital markets, broad trends in industry and finance and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. Deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our results of operation and financial condition.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.  In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business and, in turn, our results of operations and financial condition.

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

As of December 31, 2008, we conducted business at nine full service banking locations and one operations center. Our operations center houses our loan and deposit operations and the BankDirect call center. We lease the space in which our banking centers and the operations call center are located. These leases expire between September 2009 and January 2024, not including any renewal options that may be available.

The following table sets forth the location of our executive offices, operations center and each of our banking centers.

Type of Location	Address

Executive offices, banking location	2000 McKinney Avenue Suite 700 Dallas, Texas 75201

Operations center	6060 North Central Expressway Suite 800 Dallas, Texas 75206

Banking location	14131 Midway Road Suite 100 Addison, Texas 75001

Banking location	5910 North Central Expressway Suite 150 Dallas, Texas 75206

Banking location	5800 Granite Parkway Suite 150 Plano, Texas 75024

Banking location	500 Throckmorton Suite 300 Fort Worth, Texas 76102

Banking location	114 W. 7th St. Suite 100 Austin, Texas 78701

Banking location	745 East Mulberry Street Suite 350 San Antonio, Texas 78212

Banking location	7373 Broadway Suite 100 San Antonio, Texas 78209

Banking location	One Riverway Suite 150 Houston, Texas 77056

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on our results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on The Nasdaq Global Select Market on August 13, 2003, and is traded under the symbol “TCBI”. Our common stock was not publicly traded, nor was there an established market therefore, prior to August 13, 2003. On February 17, 2009 there were approximately 404 holders of record of our common stock.

No cash dividends have ever been paid by us on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our principal source of funds to pay cash dividends on our common stock would be cash dividends from our bank. The payment of dividends by our bank is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities.

The following table presents the range of high and low bid prices reported on The Nasdaq Global Select Market for each of the four quarters of 2007 and 2008.

	Price Per Share
Quarter Ended	High	Low

March 31, 2007	21.88	18.51
June 30, 2007	23.31	19.77
September 30, 2007	23.49	19.54
December 31, 2007	22.94	17.78
March 31, 2008	18.18	14.40
June 30, 2008	19.50	15.33
September 30, 2008	25.01	13.51
December 31, 2008	22.00	12.56

Equity Compensation Plan Information

	Number of Securities	Weighted Average	Number of Securities
	to be Issued Upon	Exercise Price of	Remaining Available
	Exercise of	Outstanding	for Future Issuance
	Outstanding Options,	Options, Warrants	Under Equity
Plan category	Warrants and Rights	and Rights	Compensation Plans

Equity compensation plans approved by security holders	2,364,491	$13.67	513,654
Equity compensation plans not approved by security holders(1)	84,274	6.80	—

Total	2,448,765	$13.44	513,654

(1)	Refers to deferred compensation agreement. See further discussion in Note 10 to the Consolidated Financial Statements.

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

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2004	2005	2006	2007	2008

Texas Capital (TCBI)	$14.48	$21.62	$22.38	$19.88	$18.25	$13.36
Russell 2000 Index RTY	556.91	658.72	681.26	796.70	775.75	509.18
Nasdaq Bank Index CBNK	2,899.18	3,288.71	3,154.28	3,498.55	2,746.89	2,098.35

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

We filed a Registration Statement on Form S-3 (File No. 333-153547) pertaining to the registration of the 4 million shares of common stock sold in this private placement with the Securities and Exchange Commission on September 18, 2008. The Registration Statement was declared effective by the Securities and Exchange Commission on September 24, 2008

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

(in thousands, except per share,	At or For The Year Ended December 31
average share and percentage data)	2008	2007	2006	2005	2004

Consolidated Operating Data(1)
Interest income	$248,930	$289,292	$236,482	$158,953	107,432
Interest expense	97,193	149,540	119,312	65,329	35,965

Net interest income	151,737	139,752	117,170	93,624	71,467
Provision for loan losses	26,750	14,000	4,000	—	1,688

Net interest income after provision for loan losses	124,987	125,752	113,170	93,624	69,779
Non-interest income	22,470	20,627	17,684	12,507	10,593
Non-interest expense	109,651	98,606	86,912	65,344	50,381

Income from continuing operations before income taxes	37,806	47,773	43,942	40,787	29,991
Income tax expense (benefit)	12,924	16,420	14,961	13,860	10,006

Income from continuing operations	24,882	31,353	28,981	26,927	19,985
Income (loss) from discontinued operations	(616)	(1,931)	(57)	265	(425)

Net income	$24,266	$29,422	$28,924	$27,192	$19,560

Consolidated Balance Sheet Data(1)
Total assets(3)	$5,139,564	$4,286,718	$3,658,505	$3,003,430	$2,583,211
Loans held for investment	4,027,871	3,462,608	2,722,097	2,075,961	1,564,578
Loans held for sale	496,351	174,166	199,014	72,383	91,585
Loans held for sale from discontinued operations	648	731	16,844	38,795	27,952
Securities available-for-sale	378,752	440,119	520,091	620,539	793,659
Deposits	3,333,187	3,066,377	3,069,330	2,495,179	1,789,887
Federal funds purchased	350,155	344,813	165,955	103,497	113,478
Other borrowings	930,452	439,038	45,604	162,224	481,513
Trust preferred subordinated debentures	113,406	113,406	113,406	46,394	20,620
Stockholders’ equity	387,073	295,138	253,515	215,523	195,275

(in thousands, except per share,	At or For The Year Ended December 31
average share and percentage data)	2008	2007	2006	2005	2004

Other Financial Data
Income per share:
Basic
Income from continuing operations	$.89	$1.20	$1.12	$1.05	$.79
Net income	.87	1.12	1.11	1.06	.77
Diluted
Income from continuing operations	.89	1.18	1.10	1.01	.76
Net income	.87	1.10	1.09	1.02	.75
Tangible book value per share(4)	12.19	10.92	9.32	8.19	7.51
Book value per share(4)	12.44	11.22	9.82	8.68	7.57
Weighted average shares:
Basic	27,952,973	26,187,084	25,945,065	25,619,594	25,260,526
Diluted	28,048,463	26,678,571	26,468,811	26,645,198	26,234,637
Selected Financial Ratios:
Performance Ratios
From continuing operations:
Net interest margin	3.54%	3.82%	3.84%	3.66%	3.25%
Return on average assets	.55%	.80%	.88%	.97%	.84%
Return on average equity	7.46%	11.51%	12.62%	13.16%	10.97%
Efficiency ratio (excludes securities gains)	62.94%	61.48%	64.45%	61.57%	61.40%
Non-interest expense to average earning assets	2.54%	2.68%	2.83%	2.53%	2.27%
From consolidated:
Net interest margin	3.54%	3.82%	4.00%	3.90%	3.37%
Return on average assets	.54%	.75%	.87%	.97%	.82%
Return on average equity	7.28%	10.80%	12.59%	13.29%	10.74%
Asset Quality Ratios
Net charge-offs (recoveries) to average loans(2)	.35%	.07%	.08%	(.01)%	.05%
Reserve to loans held for investment(2)	1.16%	.95%	.77%	.91%	1.20%
Reserve to non-performing loans	.9	x	1.3	x	1.9	x	2.2	x	3.1	x
Non-accrual loans to loans(2)	1.18%	.62%	.33%	.27%	.37%
Non-performing loans to loans(2)	1.28%	.74%	.41%	.41%	.39%

(in thousands, except per share,	At or For The Year Ended December 31
average share and percentage data)	2008	2007	2006	2005	2004

Capital and Liquidity Ratios
Total capital ratio	10.92%	10.56%	11.16%	10.83%	11.67%
Tier 1 capital ratio	9.97%	9.41%	9.68%	10.09%	10.72%
Tier 1 leverage ratio	10.21%	9.38%	9.18%	8.68%	8.31%
Average equity/average assets	7.38%	6.98%	6.96%	7.40%	7.68%
Tangible equity/assets(4)	7.35%	6.72%	6.72%	6.94%	7.40%
Average net loans/average deposits	120.03%	103.64%	93.89%	89.74%	92.56%

(1)	The consolidated statement of operating data and consolidated balance sheet data presented above for the five most recent fiscal years ended December 31 have been derived from our audited consolidated financial statements. The historical results are not necessarily indicative of the results to be expected in any future period.

(2)	Excludes loans held for sale.

(3)	From continuing operations.

(4)	Excludes unrealized gains/losses on securities.

Consolidated Interim Financial Information (Unaudited)

	2008 Selected Quarterly Financial Data
(in thousands except per share data)	Fourth	Third	Second	First

Interest income	$58,873	$62,240	$61,008	$66,809
Interest expense	20,161	23,974	22,848	30,210

Net interest income	38,712	38,266	38,160	36,599
Provision for loan losses	11,000	4,000	8,000	3,750

Net interest income after provision for loan losses	27,712	34,266	30,160	32,849
Non-interest income	5,950	4,885	5,952	5,683
Non-interest expense	28,443	27,675	27,256	26,277

Income from continuing operations before income taxes	5,219	11,476	8,856	12,255
Income tax expense	1,732	3,911	3,056	4,225

Income from continuing operations	3,487	7,565	5,800	8,030
Loss from discontinued operations (after-tax)	(100)	(252)	(116)	(148)

Net income	$3,387	$7,313	$5,684	$7,882

Basic earnings per share:
Income from continuing operations	$.11	$.27	$.22	$.30

Net income	$.11	$.26	$.21	$.30

Diluted earnings per share:
Income from continuing operations	$.11	$.27	$.22	$.30

Net income	$.11	$.26	$.21	$.30

Average shares:
Basic	30,884,000	27,726,000	26,706,000	26,466,000

Diluted	31,038,000	27,793,000	26,805,000	26,528,000

	2007 Selected Quarterly Financial Data
(in thousands except per share data)	Fourth	Third	Second	First

Interest income	$74,018	$76,140	$72,118	$67,016
Interest expense	36,487	39,609	37,948	35,496

Net interest income	37,531	36,531	34,170	31,520
Provision for loan losses	9,300	2,000	1,500	1,200

Net interest income after provision for loan losses	28,231	34,531	32,670	30,320
Non-interest income	4,880	4,875	5,589	5,283
Non-interest expense	23,206	25,894	25,411	24,095

Income from continuing operations before income taxes	9,905	13,512	12,848	11,508
Income tax expense	3,367	4,668	4,463	3,922

Income from continuing operations	6,538	8,844	8,385	7,586
Income (loss) from discontinued operations (after-tax)	(1,185)	(602)	(180)	36

Net income	$5,353	$8,242	$8,205	$7,622

Basic earnings per share:
Income from continuing operations	$.25	$.34	$.32	$.29

Net income	$.20	$.31	$.31	$.29

Diluted earnings per share:
Income from continuing operations	$.24	$.33	$.31	$.29

Net income	$.20	$.31	$.31	$.29

Average shares:
Basic	26,301,000	26,212,000	26,145,000	26,087,000

Diluted	26,791,000	26,767,000	26,711,000	26,441,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements and financial analysis contained in this document that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements may be contained in our future filings with SEC, in press releases, and in oral and written statements made by or with our approval that are not statements of historical fact and constitute forward-looking statement within the meaning of the Act. Forward looking statements describe our future plans, strategies and expectations and are based on certain assumptions. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties, many of which are beyond our control that may cause actual results to differ materially from those in such statements. The important factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, the following:

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

(3) Changes in general economic and business conditions in areas or markets where we compete

(4) Competition from banks and other financial institutions for loans and customer deposits

(5) The failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses

(6) The loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels

(7) Changes in government regulations including changes as a result of the current economic crisis and as part of the U.S Treasury’s Troubled Asset Relief Program Capital Purchase Program (“TARP”) and the FDIC’s Temporary Liquidity Guarantee (“TLGP”).

Forward-looking statements speak only as of the date on which such statements are made. We have no obligation to update or revise any forward looking statements as a result of new information or future events. In light of these assumptions, risks and uncertainties, the events discussed in any forward looking statements in this annual report might not occur.

Overview of Our Business Operations

We commenced operations in December 1998. An important aspect of our growth strategy has been our ability to service and effectively manage a large number of loans and deposit accounts in multiple markets in Texas. Accordingly, we created an operations infrastructure sufficient to support state-wide lending and banking operations.

The following discussions and analyses present the significant factors affecting our financial condition as of December 31, 2008 and 2007 and results of operations for each of the three years in the period ended December 31, 2008. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing later in this report. Please also note the below description about our discontinued operations and how it is reflected in the following discussions of our financial condition and results of operations.

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

The loss from discontinued operations was $616,000 and $1.9 million, net of taxes, for the years 2008 and 2007, respectively. The 2008 losses are primarily related to continuing legal and salary expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $648,000 in loans held for sale from discontinued operations that are carried at the estimated market value at year-end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of December 31, 2008 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation. Our mortgage warehouse operations were not part of the sale, and are included in the results from continuing operations. Except as otherwise noted, all amounts and disclosures throughout this document reflect only the Company’s continuing operations.

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

Year ended December 31, 2008 compared to year ended December 31, 2007

We reported net income of $24.9 million, or $.89 per diluted common share, for the year ended December 31, 2008, compared to $31.4 million, or $1.18 per diluted common share, for the same period in 2007. Return on average equity was 7.46% and return on average assets was .55% for the year ended December 31, 2008, compared to 11.51% and .80%, respectively, for the same period in 2007.

Net income decreased $6.5 million, or 20.7%, for the year ended December 31, 2008 compared to the same period in 2007. The decrease was primarily the result of a $12.8 million increase in the provision for loan losses and an $11.1 million increase in non-interest expense, offset by an $11.9 million increase in net interest income and a $1.9 million increase in non-interest income and a $3.5 million decrease in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Year ended December 31, 2007 compared to year ended December 31, 2006

We reported net income of $31.4 million, or $1.18 per diluted common share, for the year ended December 31, 2007, compared to $29.0 million, or $1.10 per diluted common share, for the same period in 2006. Return on average equity was 11.51% and return on average assets was .80% for the year ended December 31, 2007, compared to 12.62% and .88%, respectively, for the same period in 2006.

Net income increased $2.4 million, or 8.3%, for the year ended December 2007 compared to the same period in 2006. The increase was primarily the result of a $22.6 million increase in net interest income and a $2.9 million increase in non-interest income, offset by a $10.0 million increase in the provision for loan losses, an $11.7 million increase in non-interest expense and a $1.4 million increase in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income was $151.7 million for the year ended December 31, 2008 compared to $139.8 million for the same period of 2007. The increase in net interest income was primarily due to an increase of $632.2 million in average earning assets, offset by a 28 basis point decrease in the net interest margin, which resulted from growth, asset sensitivity and the impact of the increase in non-accrual loans. The increase in average earning assets from 2007 included a $705.3 million increase in average net loans offset by an $84.5 million decrease in average securities. For the year ended December 31, 2008, average net loans and securities represented 91% and 9%, respectively, of average earning assets compared to 87% and 13%, respectively, in 2007.

Average interest bearing liabilities increased $495.5 million from the year ended December 31, 2007, which included a $99.4 million increase in interest bearing deposits and a $396.1 million increase in other borrowings. For the same periods, the average balance of demand deposits increased slightly to $529.5 million from $463.1 million. The average cost of interest bearing liabilities decreased from 4.76% for the year ended December 31, 2007 to 2.67% in 2008, reflecting the significant decline in interest rates during 2008. Of the increase in average interest bearing liabilities, total borrowings grew due to combined effects of maturities of transaction-specific deposits and strong loan growth during 2008.

Net interest income was $139.8 million for the year ended December 31, 2007 compared to $117.2 million for the same period of 2006. The increase in net interest income was primarily due to an increase of $604.9 million in average earning assets, offset by a 2 basis point decrease in the net interest margin, which resulted from the repricing of our earning assets with decreasing rates and change in our funding mix. The increase in average earning assets from 2006 included a $690.8 million increase in average net loans offset by an $86.5 million decrease in average securities. For the year ended December 31, 2007, average net loans and securities represented 87% and 13%, respectively, of average earning assets compared to 82% and 18%, respectively, in 2006.

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

Volume/Rate Analysis

	Years Ended December 31,
	2008/2007			2007/2006
		Change Due to(1)			Change Due to(1)
(in thousands)	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate

Interest income:
Securities(2)	$(4,262)	$(4,005)	$(257)	$(3,691)	$(4,032)	$341
Loans	(36,162)	58,521	(94,683)	56,477	57,850	(1,373)
Federal funds sold	76	476	(400)	27	31	(4)
Deposits in other banks	(23)	69	(92)	(2)	—	(2)

	(40,371)	55,061	(95,432)	52,811	53,849	(1,038)
Interest expense :
Transaction deposits	(460)	81	(541)	(259)	(94)	(165)
Savings deposits	(21,085)	(1,993)	(19,092)	3,269	3,221	48
Time deposits	1,564	19,567	(18,003)	5,608	2,916	2,692
Deposits in foreign branches	(28,412)	(12,175)	(16,237)	13,127	14,494	(1,367)
Borrowed funds	(3,954)	19,718	(23,672)	8,483	7,569	914

	(52,347)	25,198	(77,545)	30,228	28,106	2,122

Net interest income	$(11,976)	$29,863	$(17,887)	$22,583	$25,743	$(3,160)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.

Net interest margin, the ratio of net interest income to average earning assets, decreased from 3.82% in 2007 to 3.54% in 2008. This decrease was due primarily to the decline in contribution of free funds, including demand deposits and stockholders’ equity, to the margin. While the yield on earning assets and the cost of interest bearing liabilities both decreased by 209 basis points, leaving the net interest spread unchanged, the contribution of free funds declined 28 basis points in a declining rate environment.

Net interest margin, the ratio of net interest income to average earning assets, decreased from 3.84% in 2006 to 3.82% in 2007. This decrease was due primarily to a 17 basis point increase in the yield on earning assets coupled with a 15 basis point increase in the cost of interest bearing liabilities.

Consolidated Daily Average Balances, Average Yields and Rates

	Year Ended December 31
	2008			2007			2006
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(in thousands)	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Assets
Securities — Taxable	$343,870	$16,000	4.65%	$427,490	$20,236	4.73%	$513,678	$23,930	4.68%
Securities — Non-taxable(2)	47,450	2,650	5.58%	48,291	2,676	5.54%	48,604	2,673	5.50%
Federal funds sold	11,744	168	1.43%	1,903	92	4.83%	1,295	65	5.02%
Deposits in other banks	2,675	31	1.16%	1,175	54	4.60%	1,174	56	4.77%
Loans held for sale	255,808	14,842	5.80%	155,046	10,721	6.91%	120,466	8,444	7.01%
Loans	3,685,301	216,167	5.87%	3,068,452	256,450	8.36%	2,408,427	202,249	8.40%
Less reserve for loan losses	35,769	—	—	23,430	—	—	19,656	—	—

Loans, net	3,905,340	231,009	5.92%	3,200,068	267,171	8.35%	2,509,237	210,693	8.40%

Total earning assets	4,311,079	249,858	5.80%	3,678,927	290,229	7.89%	3,073,988	237,417	7.72%
Cash and other assets	206,634			220,914			226,119

Total assets	$4,517,713			$3,899,841			$3,300,107

Liabilities and stockholders’ equity
Transaction deposits	$106,720	$463	0.43%	$98,159	$923	0.94%	$106,602	$1,182	1.11%
Savings deposits	784,685	14,402	1.84%	831,370	35,487	4.27%	755,817	32,218	4.26%
Time deposits	1,086,252	37,347	3.44%	702,248	35,783	5.10%	640,369	30,175	4.71%
Deposits in foreign branches	746,399	20,640	2.77%	992,837	49,052	4.94%	707,423	35,925	5.08%

Total interest bearing deposits	2,724,056	72,852	2.67%	2,624,614	121,245	4.62%	2,210,211	99,500	4.50%
Other borrowings	798,647	17,896	2.24%	402,540	20,038	4.98%	302,840	14,373	4.75%
Trust preferred subordinated debentures	113,406	6,445	5.68%	113,406	8,257	7.28%	74,526	5,439	7.30%

Total interest bearing liabilities	3,636,109	97,193	2.67%	3,140,560	149,540	4.76%	2,587,577	119,312	4.61%
Demand deposits	529,471			463,142			462,279
Other liabilities	18,616			23,817			20,536
Stockholders’ equity	333,517			272,322			229,715

Total liabilities and stockholders’ equity	$4,517,713			$3,899,841			$3,300,107

Net interest income		$152,665			$140,689			$118,105
Net interest margin			3.54%			3.82%			3.84%
Net interest spread			3.13%			3.13%			3.11%

(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2) Taxable equivalent rates used where applicable.

Additional information from discontinued operations:

Loans held for sale from discontinued operations	$699			$4,546			$28,659
Borrowed funds	699			4,546			28,659
Net interest income		$54			$180			$6,026
Net interest margin — consolidated			3.54%			3.82%			4.00%

Non-interest Income

	Year Ended December 31
(in thousands)	2008	2007	2006

Service charges on deposit accounts	$4,699	$4,091	$3,306
Trust fee income	4,692	4,691	3,790
Bank owned life insurance (BOLI) income	1,240	1,198	1,134
Brokered loan fees	3,242	1,870	2,029
Equipment rental income	5,995	6,138	3,908
Other(1)	2,602	2,639	3,517

Total non-interest income	$22,470	$20,627	$17,684

(1)	Other income includes such items as letter of credit fees, rental income, mark to market on mortgage warehouse loans, and other general operating income, none of which account for 1% or more of total interest income and non-interest income.

Non-interest income increased by $1.9 million, or 9.2%, during the year ended December 31, 2008 to $22.5 million, compared to $20.6 million during the same period in 2007. The increase was primarily due to an increase in brokered loan fees, which increased $1.3 million to $3.2 million for the year ended December 31, 2008, compared to $1.9 million for the same period in 2007 due to an increase in our mortgage warehouse volume. Service charges increased $608,000 to $4.7 million for the year ended December 31, 2008, compared to $4.1 million for the same period in 2007 due to lower earnings credit rates and an increase in fees.

Non-interest income increased by $2.9 million, or 16.4%, during the year ended December 31, 2007 to $20.6 million, compared to $17.7 million during the same period in 2006. The increase was primarily due to an increase in equipment rental income, which increased $2.2 million to $6.1 million for the year ended December 31, 2007, compared to $3.9 million for the same period in 2006 related to expansion of our operating lease portfolio. Trust income increased by $900,000 to $4.7 million during the year ended December 31, 2007 compared to $3.8 million for the same period in 2006 due to continued growth in trust assets. Brokered loan fees decreased $159,000 to $1.9 million for the year ended December 31, 2007, compared to $2.0 million for the same period in 2006, primarily related to the reduced contribution from mortgage warehouse. Also included in the reduced contribution from mortgage warehouse is $1.3 million of mortgage loan mark to market adjustments which are included in other non-interest income.

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

Non-interest Expense

	Year Ended December 31
(in thousands)	2008	2007	2006

Salaries and employee benefits	$61,438	$56,608	$50,582
Net occupancy expense	9,631	8,430	7,983
Leased equipment depreciation	4,667	4,958	3,097
Marketing	2,729	3,004	3,082
Legal and professional	9,622	7,245	6,486
Communications and data processing	3,314	3,357	3,130
Other(1)	18,250	15,004	12,552

Total non-interest expense	$109,651	$98,606	$86,912

(1)	Other expense includes such items as courier expenses, regulatory assessments, due from bank charges, other real estate owned (ORE) related expenses and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the year ended December 31, 2008 increased $11.1 million compared to the same period of 2007. This increase is due primarily to a $4.8 million increase in salaries and employee benefits resulting primarily from growth.

Occupancy expense increased by $1.2 million to $9.6 million during the year ended December 31, 2008 compared to the same period in 2007 and is related to expansion of leased facilities to support our general business growth.

Legal and professional expenses increased $2.4 million, or 33.3%, mainly related to general business growth, and continued regulatory and compliance costs. Regulatory and compliance costs continue to be a factor in our expense growth and we anticipate that they will continue to increase.

Other non-interest expense increased $3.3 million, or 22%, compared to the same period in 2007 mainly related to a $1.4 million increase in ORE-related expenses. We expect other non-interest expense to continue to increase as a result of the increase in FDIC assessments beginning in 2009.

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

Analysis of Financial Condition

Loan Portfolio

Our loan portfolio has grown at an annual rate of 36%, 25% and 24% in 2006, 2007 and 2008, respectively, reflecting the build-up of our lending operations. Our business plan focuses primarily on lending to middle market businesses and high net worth individuals, and as such, commercial and real estate loans have comprised a majority of our loan portfolio since we commenced operations, comprising 72% of total loans at December 31, 2008. Construction loans have decreased from 20% of the portfolio at December 31, 2004 to 15% of the portfolio at December 31, 2008. Consumer loans generally have represented 1% or less of the portfolio from December 31, 2004 to December 31, 2008. Loans held for sale, which relates to our mortgage warehouse operations and are principally mortgage loans being warehoused for sale (typically within 30 days), fluctuate based on the level of market demand in the product. Due to market conditions experienced in the mortgage industry, some loans have not been sold within the normal timeframe. As a result, we have transferred some loans to the loans held for investment portfolio. Loans are transferred at a lower of cost or market basis.

We originate substantially all of the loans held in our portfolio, except participations in residential mortgage loans held for sale, select loan participations and syndications, which are underwritten independently by us prior to purchase, and certain USDA and SBA government guaranteed loans that we purchase in the secondary market.

The following summarizes our loan portfolio on a gross basis by major category as of the dates indicated:

	December 31
(in thousands)	2008	2007	2006	2005	2004

Commercial	$2,276,054	$2,035,049	$1,602,577	$1,182,734	$818,156
Construction	667,437	573,459	538,586	387,163	328,074
Real estate	988,784	773,970	530,377	478,634	397,029
Consumer	32,671	28,334	21,113	19,962	15,562
Equipment leases	86,937	74,523	45,280	16,337	9,556
Loans held for sale	496,351	174,166	199,014	72,383	91,585

Total	$4,548,234	$3,659,501	$2,936,947	$2,157,213	$1,659,962

We continue to lend primarily in Texas. As of December 31, 2008, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. See the table on page 4 of this document that details the distribution of our funded loans among various industries at December 31, 2008. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

Loan Maturity and Interest Rate Sensitivity on December 31, 2008

		Remaining Maturities of Selected Loans
(in thousands)	Total	Within 1 Year	1-5 Years	After 5 Years

Loan maturity:
Commercial	$2,276,054	$1,108,932	$1,085,650	$81,472
Construction	667,437	367,775	259,985	39,677

Total	$2,943,491	$1,476,707	$1,345,635	$121,149

Interest rate sensitivity for selected loans with:
Predetermined interest rates	$333,218	$222,258	$84,828	$26,132
Floating or adjustable interest rates	2,610,273	1,254,449	1,260,807	95,017

Total	$2,943,491	$1,476,707	$1,345,635	$121,149

Summary of Loan Loss Experience

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the collectibility of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $26.8 million for the year ended December 31, 2008, $14.0 million for the year ended December 31, 2007, and $4.0 million for the year ended December 31, 2006.

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

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $46.8 million at December 31, 2008, $32.8 million at December 31, 2007 and $21.0 million at December 31, 2006. The reserve percentage increased to 1.16% at year-end 2008 from 0.95% and 0.77% of loans held for investment at December 31, 2007 and 2006, respectively. At December 31, 2008, we believe the reserve is sufficient to cover all expected losses in the portfolio and has been derived from consistent application of the methodology described above.

The table below presents a summary of our loan loss experience for the past five years.

Summary of Loan Loss Experience

	Year ended December 31
(in thousands, except percentage and multiple data)	2008		2007		2006		2005		2004

Beginning balance	$32,821		$21,003		$18,897		$18,698		$17,727
Loans charged-off:
Commercial	7,395		2,528		2,525		410		258
Real estate — Construction	1,866		313		—		—		—
Real estate — Term	4,168		—		—		28		—
Consumer	193		48		3		93		157
Equipment leases	12		81		76		66		939

Total	13,634		2,970		2,604		597		1,354
Recoveries:
Commercial	759		642		462		569		148
Real estate — Term	47		—		—		—		—
Consumer	13		15		1		2		—
Equipment leases	79		131		247		225		489

Total	898		788		710		796		637

Net charge-offs (recoveries)	12,736		2,182		1,894		(199)		717
Provision for loan losses	26,750		14,000		4,000		—		1,688

Ending balance	$46,835		$32,821		$21,003		$18,897		$18,698

Reserve to loans held for investment(2)	1.16%		.95%		.77%		.91%		1.20%
Net charge-offs (recoveries) to average loans(2)	.35%		.07%		.08%		(.01)%		.05%
Provision for loan losses to average loans(2)	.73%		.46%		.17%		.00%		.12%
Recoveries to gross charge-offs	6.59%		26.53%		27.27%		133.33%		47.05%
Reserve as a multiple of net charge-offs	3.7	x	15.0	x	11.1	x	N/M		26.1	x
Non-performing and renegotiated loans:
Non-accrual(1)(4)	$47,499		$21,385		$9,088		$5,657		$5,850
Loans past due (90 days)(3)(4)	4,115		4,147		2,142		2,795		209

Total	$51,614		$25,532		$11,230		$8,452		$6,059

Other real estate owned(4)	$25,904		$2,671		$882		$158		$180
Reserve to non-performing loans	.9	x	1.3	x	1.9	x	2.2	x	3.1	x

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $3.5 million, $999,000 and $518,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

(2)	Excludes loans held for sale.

(3)	At December 31, 2008, loans past due 90 days and still accruing includes premium finance loans of $2.1 million. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(4)	At December 31, 2008, non-performing assets include $4.4 million of mortgage warehouse loans which were transferred to the loans held for investment portfolio at lower of cost or market during the past eighteen months, and some were subsequently moved to other real estate owned.

Loan Loss Reserve Allocation

	December 31
(in thousands, except	2008		2007		2006		2005		2004
percentage data)	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans

Loan category:
Commercial	$24,818	50%	$17,601	55%	$9,932	54%	$9,996	53%	$6,829	48%
Construction	7,563	15	5,032	16	4,081	18	2,346	18	2,701	19
Real estate(1)	10,518	32	4,736	26	2,910	25	3,095	27	2,136	31
Consumer	1,095	1	1,989	1	589	1	115	1	371	1
Equipment leases	1,790	2	723	2	482	2	395	1	457	1
Unallocated	1,051	—	2,740	—	3,009	—	2,950	—	6,204	—

Total	$46,835	100%	$32,821	100%	$21,003	100%	$18,897	100%	$18,698	100%

(1)	Includes loans held for sale.

Non-performing Assets

Non-performing assets include non-accrual loans and equipment leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. The table below summarizes our non-accrual loans by type:

	Year Ended December 31
(in thousands)	2008	2007	2006

Non-accrual loans:(1)(3)
Commercial	$15,676	$14,693	$5,587
Construction	22,362	4,147	—
Real estate	6,239	2,453	3,417
Consumer	296	90	63
Equipment leases	2,926	2	21

Total non-accrual loans	47,499	21,385	9,088
Loans past due 90 days and accruing(2)(3)	4,115	4,147	2,142
Other repossessed assets:
Other real estate owned(3)	25,904	2,671	882
Other repossessed assets	25	45	135

Total other repossessed assets	25,929	2,716	1,017

Total non-performing assets	$77,543	$28,248	$12,247

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $3.5 million, $999,000 and $518,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

(2)	At December 31, 2008, loans past due 90 days and still accruing includes premium finance loans of $2.1 million. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(3)	At December 31, 2008, non-performing assets include $4.4 million of mortgage warehouse loans which were transferred to our loans held for investment portfolio at lower of cost or market during the past eighteen months, and some were subsequently moved to other real estate owned.

At December 31, 2008, our total non-accrual loans were $47.5 million. Of these, $15.7 million were characterized as commercial loans. This included $6.1 million in commercial real estate loans for investment properties secured by single-family residences, $4.4 million in manufacturing loans secured by the assets of the borrower, $2.7 million in auto dealer loans secured by the borrower’s accounts receivable and inventory, and a $1.1 million unsecured loan. Non-accrual loans also included $6.2 million characterized as real estate loans, and includes a $3.3 million real estate loan secured by retail property. Non-accrual loans also included $22.4 million characterized as construction loans. This included an $8.9 million residential real estate development loan secured by fully-developed residential lots and unimproved land. Also included in this category is a $5.1 million commercial real estate loan secured by unimproved land, a $3.8 million commercial real estate loan secured by retail property and a $1.7 million commercial real estate loan secured by unimproved lots. Each of these loans were reviewed for impairment and specific reserves were allocated as necessary and included in the allowance for loan losses as of December 31, 2008 to cover any probable loss.

At December 31, 2008, our ORE totaled $25.9 million. This included commercial real estate property consisting of single family residences and a mix of lots at various levels of completion valued at $7.7 million, an unimproved commercial real estate lot valued at $7.5 million, an unimproved commercial real estate lot valued at $2.9 million and commercial real estate property consisting of single family residences valued at $5.0 million.

Reserves on impaired loans were $13.1 million at December 31, 2008, compared to $5.9 million at December 31, 2007 and $2.1 million at December 31, 2006. We recognized $23,000 in interest income on non-accrual loans during 2008 compared to $44,000 in 2007 none in 2006. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2008, 2007 and 2006 totaled $3.5 million, $999,000 and $518,000, respectively.

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of December 31, 2008, approximately $999,000 of our non-accrual loans were earning on a cash basis.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the original loan agreement. Reserves on impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral.

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At December 31, 2008, we had $22.5 million loans of this type, which were not included in either the non-accrual or 90 days past due categories.

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

During the year ended December 31, 2008, we maintained an average securities portfolio of $391.3 million compared to an average portfolio of $475.8 million for the same period in 2007. The December 31, 2008 portfolio is primarily comprised of mortgage-backed securities. The mortgage-backed securities in our portfolio at December 31, 2008 primarily consisted of government agency mortgage-backed securities.

Our net unrealized loss on the securities portfolio value decreased from a net loss of $1.4 million, which represented 0.29% of the amortized cost, at December 31, 2007, to a net gain of $2.9 million, which represented 0.77% of the amortized cost, at December 31, 2008. Changes in value reflect changes in market interest rates.

During the year ended December 31, 2007, we maintained an average securities portfolio of $475.8 million compared to an average portfolio of $562.3 million for the same period in 2006. The December 31, 2007 portfolio is primarily comprised of mortgage-backed securities. The mortgage-backed securities in our portfolio at December 31, 2007 primarily consisted of government agency mortgage-backed securities.

Our net unrealized loss on the securities portfolio value decreased from a net loss of $8.0 million, which represented 1.49% of the amortized cost, at December 31, 2006, to a net loss of $1.4 million, which represented 0.29% of the amortized cost, at December 31, 2007. The Company does not believe these unrealized losses are “other than temporary” as (1) the Company has the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value; and (2) it is not probable that the Company will be unable to collect the amounts contractually due. The unrealized losses noted are interest rate related due to rising rates at December 31, 2007 in relation to previous rates in 2006. The Company has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

The average expected life of the mortgage-backed securities was 2.7 years at December 31, 2008 and 3.1 years at December 31, 2007. The effect of possible changes in interest rates on our earnings and equity is discussed under “Interest Rate Risk Management.”

The following presents the amortized cost and fair values of the securities portfolio at December 31, 2008, 2007 and 2006.

	At December 31
	2008		2007		2006
	Amortized		Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
U.S. Treasuries	$28,299	$28,296	$2,595	$2,595	$4,572	$4,565
Mortgage-backed securities	288,701	291,716	358,164	356,412	435,918	428,501
Corporate securities	5,000	4,810	25,055	25,077	35,581	35,155
Municipals	46,370	46,531	48,149	48,498	48,560	48,484
Equity securities(1)	7,506	7,399	7,507	7,537	3,506	3,386

Total available-for-sale securities	$375,876	$378,752	$441,470	$440,119	$528,137	$520,091

(1)	Equity securities consist of Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity:

	At December 31, 2008
		After One	After Five
	Less Than	Through	Through	After Ten
(in thousands, except percentage data)	One Year	Five Years	Ten Years	Years	Total

Available-for-sale:
U. S. Treasuries :
Amortized cost	$28,299	$—	$—	$—	$28,299
Estimated fair value	$28,296	$—	$—	$—	$28,296
Weighted average yield(3)	0.030%	—	—	—	0.030%
Mortgage-backed securities :(1)
Amortized cost	$548	79,612	102,366	106,175	288,701
Estimated fair value	$549	79,681	104,710	106,776	291,716
Weighted average yield(3)	6.000%	4.283%	4.745%	4.807%	4.643%
Corporate securities :
Amortized cost	—	5,000	—	—	5,000
Estimated fair value	—	4,810	—	—	4,810
Weighted average yield(3)	—	7.375%	—	—	7.375%
Municipals :(2)
Amortized cost	2,482	14,656	28,982	250	46,370
Estimated fair value	2,487	14,827	28,967	250	46,531
Weighted average yield(3)	6.100%	7.777%	8.491%	1.971%	8.104%
Equity securities :
Amortized cost	7,506	—	—	—	7,506
Estimated fair value	7,399	—	—	—	7,399

Total available-for-sale securities :
Amortized cost					$375,876

Estimated fair value					$378,752

(1)	Actual maturities may differ significantly from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The average expected life of the mortgage-backed securities was 2.7 years at December 31, 2008.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

The following table discloses, as of December 31, 2008 and 2007, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

December 31, 2008
U.S. Treasuries	$24,996	$(4)	$—	$—	$24,996	$(4)
Mortgage-backed securities	106,167	(1,121)	2,977	(9)	109,144	(1,130)
Corporate securities	4,810	(190)	—	—	4,810	(190)
Municipals	10,817	(209)	—	—	10,817	(209)
Equity securities	7,399	(107)	—	—	—	(107)

	$154,189	$(1,631)	$2,977	$(9)	$157,166	$(1,640)

December 31, 2007
U.S. Treasuries	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	18,436	(37)	231,143	(3,086)	249,579	(3,123)
Corporate securities	—	—	19,943	(112)	19,943	(112)
Municipals	—	—	11,276	(57)	11,276	(57)
Equity securities	—	—	1,003	(3)	1,003	(3)

	$18,436	$(37)	$263,365	$(3,258)	$281,801	$(3,295)

We believe the investment securities in the table above are within ranges customary for the banking industry. At December 31, 2008, the number of investment positions in this unrealized loss position totals 53. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value; and (2) it is not probable that we will be unable to collect the amounts contractually due. The unrealized losses noted are interest rate related, and losses have decreased as rates have decreased in 2008. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

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

Average deposits for the year ended December 31, 2008 increased $165.8 million compared to the same period of 2007. Average demand deposits, interest bearing transaction and time deposits (including deposits in foreign branches) increased by $66.3 million, $8.6 million and $137.6 million, respectively, while savings deposits decreased $46.7 million during the year ended December 31, 2007 as compared to the same period of 2006. The average cost of deposits decreased in 2008 mainly due to decreasing market interest rates during 2008.

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

Deposit Analysis

	Average Balances
(in thousands)	2008	2007	2006

Non-interest bearing	$529,471	$463,142	$462,279
Interest bearing transaction	106,720	98,159	106,602
Savings	784,685	831,370	755,817
Time deposits	1,086,252	702,248	640,369
Deposits in foreign branches	746,399	992,837	707,423

Total average deposits	$3,253,527	$3,087,756	$2,672,490

As with our loan portfolio, most of our deposits are from businesses and individuals in Texas, particularly the Dallas metropolitan area. As of December 31, 2008, approximately 73% of our deposits originated out of our Dallas metropolitan banking centers. Uninsured deposits at December 31, 2008 were 40% of total deposits, compared to 50% of total deposits at December 31, 2007 and 54% of total deposits at December 31, 2006. The presentation for 2008, 2007 and 2006 does reflect combined ownership, but does not reflect all of the account styling that would determine insurance based on FDIC regulations.

At December 31, 2008, approximately 3.75% of our total deposits were comprised of a number of short-term maturity deposits from a single municipal entity. We use these funds to increase our net interest income from excess securities that we pledge as collateral for these deposits.

At December 31, 2008, we had $341.2 million in interest bearing time deposits of $100,000 or more in foreign branches related to our Cayman Islands branch.

Maturity of Domestic CDs and Other Time Deposits in Amounts of $100,000 or More

	December 31
(in thousands)	2008	2007	2006

Months to maturity:
3 or less	$1,000,893	$223,386	$234,898
Over 3 through 6	204,982	70,111	48,307
Over 6 through 12	80,161	159,139	169,513
Over 12	32,066	72,138	82,484

Total	$1,318,102	$524,774	$535,202

Liquidity and Capital Resources

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (BSMC), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the years ended December 31, 2008 and 2007, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank) and Federal Home Loan Bank (FHLB) borrowings.

Since early 2001, our liquidity needs have primarily been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding as possible from deposits of these core customers, which as of December 31, 2008, comprised $2,507.0 million, or 75.2%, of total deposits, compared to $3,061.3 million, or 99.8%, of total deposits, at December 31, 2007. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect.

In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. As of December 31, 2008, brokered retail CDs comprised $826.2 million, or 24.8%, of total deposits. We believe the Company has access to sources of brokered deposits of not less than $1.7 billion.

Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes, and advances from the FHLB. The following tables summarize our borrowings:

	2008			2007			2006
			Maximum			Maximum			Maximum
			Outstanding			Outstanding			Outstanding
			at any			at any			at any
(in thousands)	Balance	Rate(1)	Month End	Balance	Rate(1)	Month End	Balance	Rate(1)	Month End

Federal funds purchased	$350,155	.47%		$344,813	4.29%		$165,965	5.31%
Customer repurchase agreements	77,732	.05%		7,148	3.30%		43,359	3.75%
Treasury, tax and loan notes	2,720	.00%		6,890	4.00%		2,245	5.00%
FHLB borrowings	800,000	.71%		400,000	4.18%		—
Other short-term borrowings	10,000	1.19%		25,000	5.82%		—
Long-term borrowings	40,000	1.19%		—			—
Trust preferred subordinated debentures	113,406	4.40%		113,406	6.77%		113,406	7.14%

Total borrowings	$1,394,013		$1,280,606	$897,257		$783,851	$324,975		$441,991

(1)	Interest rate as of period end.

The following table summarizes our other borrowing capacities in excess of balances outstanding at December 31, 2008:

(in thousands)	2008	2007	2006

FHLB borrowing capacity relating to loans	$139,000	$205,900	$546,000
FHLB borrowing capacity relating to securities	62,420	231,000	235,000

Total FHLB borrowing capacity	$201,420	$436,900	$781,000

Unused federal funds lines available from commercial banks	$573,500	$458,000	$379,500

In connection with the FDIC’s Temporary Liability Guarantee Program (“TLGP”), the Bank has the capacity to issue up to $1.1 billion in indebtedness which will be guaranteed by the FDIC. We would issue any notes prior to June 30, 2009 with maturities no later than June 30, 2012.

On September 27, 2007, we entered into a Credit Agreement with KeyBank National Association. This Credit Agreement permits revolving borrowings of up to $50 million and matured on September 24, 2008. At our option, the unpaid principal balance on the Credit Agreement as of September 24, 2008 was converted into a two-year term loan, which will accrue interest at the same rate(s) as the revolving loans existing on such date. The Credit Agreement permits multiple borrowings that may bear interest at the prime rate minus 1.25% or the LIBOR plus 1% at our election. The Credit Agreement is unsecured and proceeds may be used for general corporate purposes. The Credit Agreement contains customary financial covenants and restrictions. At

December 31, 2008, we had drawn $50.0 million, $10.0 million of which matures in 2009 and is included in other short-term borrowings. The remaining $40.0 million matures in September of 2010 and is, therefore, included in long-term borrowings.

From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued fixed and/or floating rate Capital Securities in various private offerings totaling $113.4 million. As of December 31, 2008, the details of the trust preferred subordinated debentures are summarized below:

	Texas Capital	Texas Capital	Texas Capital	Texas Capital	Texas Capital
	Bancshares	Bancshares	Bancshares	Bancshares	Bancshares
(in thousands)	Statutory Trust I	Statutory Trust II	Statutory Trust III	Statutory Trust IV	Statutory Trust V

Date issued	November 19, 2002	April 10, 2003	October 6, 2005	April 28, 2006	September 29, 2006

Capital securities issued	$10,310	$10,310	$25,774	$25,774	$41,238

Floating or fixed rate securities	Floating	Floating	Fixed/Floating(1)	Floating	Floating

Interest rate on subordinated debentures	3 month LIBOR + 3.35%	3 month LIBOR + 3.25%	3 month LIBOR + 1.51%	3 month LIBOR + 1.60%	3 month LIBOR + 1.71%

Maturity date	November 2032	April 2033	December 2035	June 2036	September 2036

(1)	Interest rate is a fixed rate of 6.19% for five years through December 15, 2010, and a floating rate of interest for the remaining 25 years that resets quarterly to 1.51% above the three-month LIBOR.

After deducting underwriter’s compensation and other expenses of each offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on all subordinated debentures are deductible for federal income tax purposes.

Our equity capital averaged $333.5 million for the year ended December 31, 2008 as compared to $272.3 million in 2007 and $229.7 million in 2006. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the future.

On September 10, 2008, we completed a sale of 4 million shares of our common stock in a private placement to a number of institutional investors. The purchase price was $14.50 per share, and net proceeds from the sale totaled $55 million. The new capital will be used for general corporate purposes, including capital for support of anticipated growth of our bank.

On January 16, 2009, we completed the issuance of $75 million of perpetual preferred stock and related warrants under the U.S. Department of Treasury’s voluntary Capital Purchase Program. In November 2008, we applied for up to $130 million of additional capital under the Program. After receiving approval for the $130 million, we determined that we would accept $75 million under the Program. This capital will supplement the $55 million of common equity we raised in September 2008, strengthening our position in a difficult economic environment. We were well capitalized under regulatory guidelines prior the capital additions, but the $130 million from the two transactions will add strength to our already well capitalized position and position us to grow organically with the addition of quality loan and deposit relationships.

Our actual and minimum required capital amounts and actual ratios are as follows:

	Regulatory Capital Adequacy
	December 31, 2008		December 31, 2007
(in thousands, except percentage data)	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets):
Company
Actual	$533,781	10.92%	$432,620	10.56%
Minimum required	390,891	8.00%	327,878	8.00%
Excess above minimum	142,890	2.92%	104,742	2.56%
Bank
Actual	$502,693	10.29%	$429,833	10.49%
To be well-capitalized	488,498	10.00%	409,727	10.00%
Minimum required	390,799	8.00%	327,781	8.00%
Excess above well-capitalized	14,195	0.29%	20,106	0.49%
Excess above minimum	111,894	2.29%	102,052	2.49%
Tier 1 capital (to risk-weighted assets):
Company
Actual	$486,946	9.97%	$385,799	9.41%
Minimum required	195,445	4.00%	163,939	4.00%
Excess above minimum	291,502	5.97%	221,860	5.41%
Bank
Actual	$455,858	9.33%	$397,012	9.69%
To be well-capitalized	293,099	6.00%	245,836	6.00%
Minimum required	195,399	4.00%	163,891	4.00%
Excess above well-capitalized	162,759	3.33%	151,176	3.69%
Excess above minimum	260,459	5.33%	233,121	5.69%
Tier 1 capital (to average assets):
Company
Actual	$486,946	10.21%	$385,799	9.38%
Minimum required	190,782	4.00%	164,589	4.00%
Excess above minimum	296,164	6.21%	221,210	5.38%
Bank
Actual	$455,858	9.56%	$397,012	9.65%
To be well-capitalized	238,420	5.00%	205,676	5.00%
Minimum required	190,736	4.00%	164,541	4.00%
Excess above well-capitalized	217,438	4.56%	191,336	4.65%
Excess above minimum	265,122	5.56%	232,471	5.65%

Commitments and Contractual Obligations

The following table presents, as of December 31, 2008, significant fixed and determinable contractual obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note	Within One	After One But	After Three But	After
(in thousands)	Reference	Year	Within Three Years	Within Five Years	Five Years	Total

Deposits without a stated maturity(1)	6	$1,431,169	$—	$—	$—	$1,431,169
Time deposits(1)	6	1,859,814	37,135	4,981	88	1,902,018
Federal funds purchased(1)	7	350,155	—	—	—	350,155
Customer repurchase agreements(1)	7	77,732	—	—	—	77,732
Treasury, tax and loan notes(1)	7	2,720	—	—	—	2,720
FHLB borrowings(1)	7	800,000	—	—	—	800,000
Other short-term borrowings(1)	7	10,000	—	—	—	10,000
Long-term borrowings(1)	7	—	40,000	—	—	40,000
Operating lease obligations(1)	15	6,984	12,237	12,263	45,643	77,127
Trust preferred subordinated debentures(1)	7,8	—	—	—	113,406	113,406

Total contractual obligations(1)		$4,538,574	$89,372	$17,244	$159,137	$4,804,327

(1)	Excludes interest.

Off-Balance Sheet Arrangements

The contractual amount of our financial instruments with off-balance sheet risk expiring by period at December 31, 2008 is presented below:

		After One	After Three
	Within One	But Within	But Within	After
(in thousands)	Year	Three Years	Five Years	Five Years	Total

Commitments to extend credit	$726,293	$622,893	$50,597	$5,181	$1,404,964
Standby and commercial letters of credit	59,192	10,674	237	—	70,103

Total financial instruments with off-balance sheet risk	$785,485	$633,567	$50,834	$5,181	$1,475,067

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

We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 to the consolidated financial statements. Not all these significant accounting policies require management to make difficult, subjective or complex judgments. However, the policy noted below could be deemed to meet the SEC’s definition of critical accounting policies.

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

New Accounting Standards

See Note 22 — New Accounting Standards in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

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

Interest Rate Risk Management

Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of December 31, 2008, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. At the record low levels of interest rates that we are currently experiencing, costs of certain categories of interest bearing deposits and other liabilities will not move lower in reaction to the market rates, resulting in an increase in the positive gap and reduction in net interest margin. In addition, the economic value of interest-free sources of funds, such as demand deposits and equity is reduced when rates have decreased to such low levels.

Interest Rate Sensitivity Gap Analysis
December 31, 2008

	0-3 Mo	4-12 Mo	1-3 Yr	3+ Yr	Total
(in thousands)	Balance	Balance	Balance	Balance	Balance

Securities(1)	$22,488	100,567	$136,197	$119,500	$378,752
Total variable loans	3,873,995	8,115	24,900	—	3,907,010
Total fixed loans	185,975	160,567	222,248	73,082	641,872

Total loans(2)	4,059,970	168,682	247,148	73,082	4,548,882

Total interest sensitive assets	$4,082,458	$269,249	$383,345	$192,582	$4,927,634

Liabilities:
Interest bearing customer deposits	$1,344,043	$—	$—	$—	$1,344,043
CDs & IRAs	318,126	215,461	37,135	5,069	575,791
Wholesale deposits	706,687	119,505	—	—	826,192

Total interest-bearing deposits	2,368,856	334,966	37,135	5,069	2,746,026
Repo, FF, FHLB borrowings	1,233,107	7,500	40,000	—	1,280,607
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowing	1,233,107	7,500	40,000	113,406	1,394,013

Total interest sensitive liabilities	$3,601,963	$342,466	$77,135	$118,475	$4,140,039

GAP	$480,495	$(73,217)	$306,210	$74,107	$—
Cumulative GAP	480,495	407,278	713,488	787,595	787,595
Demand deposits					$587,161
Stockholders’ equity					387,073

Total					$974,234

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.

The table above sets forth the balances as of December 31, 2008 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.

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

The two “shock test” scenarios assume a sustained parallel 200 basis point increase or decrease, respectively, in interest rates. As short-term rates continued to fall during 2008, we could not assume interest rate changes of any amount as the results of the decreasing rates scenario would not be meaningful. Therefore, our “shock test” scenarios with respect to decreases only apply to December 31, 2007. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%.

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
	200 bp Increase	200 bp Increase	200 bp Decrease
(in thousands)	December 31, 2008	December 31, 2007	December 31, 2007

Change in net interest income	$17,255	$13,706	$(4,487)

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Texas Capital Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Texas Capital Bancshares, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Capital Bancshares, Inc. at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission and our report dated February 18, 2009, expressed an unqualified opinion thereon.

Dallas, Texas
February 17, 2009

Texas Capital Bancshares, Inc.

Consolidated Balance Sheets

	December 31
(in thousands except share data)	2008	2007

ASSETS
Cash and due from banks	$77,887	$89,463
Federal funds sold	4,140	—
Securities, available-for-sale	378,752	440,119
Loans held for sale	496,351	174,166
Loans held for sale from discontinued operations	648	731
Loans held for investment (net of unearned income)	4,027,871	3,462,608
Less: Allowance for loan losses	46,835	32,821

Loans held for investment, net	3,981,036	3,429,787
Premises and equipment, net	9,467	6,491
Accrued interest receivable and other assets	184,242	138,841
Goodwill and other intangible assets, net	7,689	7,851

Total assets	$5,140,212	$4,287,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$587,161	$529,334
Interest bearing	2,245,991	1,569,546
Interest bearing in foreign branches	500,035	967,497

	3,333,187	3,066,377
Accrued interest payable	6,421	5,630
Other liabilities	19,518	23,047
Federal funds purchased	350,155	344,813
Repurchase agreements	77,732	7,148
Other short-term borrowings	812,720	431,890
Long-term borrowings	40,000	—
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	4,753,139	3,992,311
Stockholders’ equity:
Common stock, $.01 par value:
Authorized shares — 100,000,000 Issued shares — 30,971,189 and 26,389,548 at December 31, 2008 and 2007, respectively	310	264
Additional paid-in capital	255,051	190,175
Retained earnings	129,851	105,585
Treasury stock (shares at cost: 84,691 at December 31, 2008 and 2007)	(581)	(581)
Deferred compensation	573	573
Accumulated other comprehensive income (loss), net of taxes	1,869	(878)

Total stockholders’ equity	387,073	295,138

Total liabilities and stockholders’ equity	$5,140,212	$4,287,449

See accompanying notes to consolidated financial statements

Texas Capital Bancshares, Inc.

Consolidated Statements of Operations

	Year Ended December 31
(in thousands except per share data)	2008	2007	2006

Interest income:
Interest and fees on loans	$231,009	$267,171	$210,693
Securities	17,722	21,975	25,668
Federal funds sold	168	92	65
Deposits in other banks	31	54	56

Total interest income	248,930	289,292	236,482
Interest expense:
Deposits	72,852	121,245	99,500
Federal funds purchased	8,232	13,054	7,886
Repurchase agreements	541	915	4,016
Other borrowings	9,123	6,069	2,471
Trust preferred subordinated debentures	6,445	8,257	5,439

Total interest expense	97,193	149,540	119,312

Net interest income	151,737	139,752	117,170
Provision for loan losses	26,750	14,000	4,000

Net interest income after provision for loan losses	124,987	125,752	113,170
Non-interest income:
Service charges on deposit accounts	4,699	4,091	3,306
Trust fee income	4,692	4,691	3,790
Bank owned life insurance (BOLI) income	1,240	1,198	1,134
Brokered loan fees	3,242	1,870	2,029
Equipment rental income	5,995	6,138	3,908
Other	2,602	2,639	3,517

Total non-interest income	22,470	20,627	17,684
Non-interest expense :
Salaries and employee benefits	61,438	56,608	50,582
Net occupancy expense	9,631	8,430	7,983
Leased equipment depreciation	4,667	4,958	3,097
Marketing	2,729	3,004	3,082
Legal and professional	9,622	7,245	6,486
Communications and data processing	3,314	3,357	3,130
Other	18,250	15,004	12,552

Total non-interest expense	109,651	98,606	86,912

Income from continuing operations before income taxes	37,806	47,773	43,942
Income tax expense	12,924	16,420	14,961

Income from continuing operations	24,882	31,353	28,981
Loss from discontinued operations (after-tax)	(616)	(1,931)	(57)

Net income	$24,266	$29,422	$28,924

Basic earnings per share:
Income from continuing operations	$.89	$1.20	$1.12

Net income	$.87	$1.12	$1.11

Diluted earnings per share:
Income from continuing operations	$.89	$1.18	$1.10

Net income	$.87	$1.10	$1.09

See accompanying notes to consolidated financial statements

Texas Capital Bancshares, Inc.

Consolidated Statements of Stockholders’ Equity

								Accumulated
			Additional					Other
	Common Stock		Paid-in	Retained	Treasury Stock		Deferred	Comprehensive
(in thousands except share data)	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	Income (loss)	Total

Balance at December 31, 2005	25,771,718	$258	$176,131	$47,239	(84,274)	$(573)	$573	$(8,105)	$215,523
Comprehensive income:
Net income	—	—	—	28,924	—	—	—	—	28,924
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $1,547	—	—	—	—	—	—	—	2,875	2,875

Total comprehensive income									31,799
Tax benefit related to exercise of stock options	—	—	1,431	—	—	—	—	—	1,431
Stock-based compensation expense recognized in earnings	—	—	2,847	—	—	—	—	—	2,847
Issuance of common stock related to stock-based awards	293,406	3	1,912	—	—	—	—	—	1,915

Balance at December 31, 2006	26,065,124	261	182,321	76,163	(84,274)	(573)	573	(5,230)	253,515
Comprehensive income:
Net income	—	—	—	29,422	—	—	—	—	29,422
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $2,343	—	—	—	—	—	—	—	4,352	4,352

Total comprehensive income									33,774
Tax benefit related to exercise of stock options	—	—	1,164	—	—	—	—	—	1,164
Stock-based compensation expense recognized in earnings	—	—	4,761	—	—	—	—	—	4,761
Purchase of treasury stock	—	—	—	—	(417)	(8)	—	—	(8)
Issuance of common stock related to stock-based awards	324,424	3	1,929	—	—	—	—	—	1,932

Balance at December 31, 2007	26,389,548	264	190,175	105,585	(84,691)	(581)	573	(878)	295,138
Comprehensive income:
Net income	—	—	—	24,266	—	—	—	—	24,266
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $1,479	—	—	—	—	—	—	—	2,747	2,747

Total comprehensive income									27,013
Tax benefit related to exercise of stock options	—	—	1,584	—	—	—	—	—	1,584
Stock-based compensation expense recognized in earnings	—	—	4,676	—	—	—	—	—	4,676
Issuance of common stock related to stock-based awards	581,641	6	3,663	—	—	—	—	—	3,669
Issuance of common stock	4,000,000	40	54,953	—	—	—	—	—	54,993

Balance at December 31, 2008	30,971,189	$310	$255,051	$129,851	(84,691)	$(581)	$573	$1,869	$387,073

See accompanying notes to consolidated financial statements

Texas Capital Bancshares, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31
(in thousands)	2008	2007	2006

Operating activities
Net income from continuing operations	$24,882	$31,353	$28,981
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	26,750	14,000	4,000
Deferred tax benefit	(4,104)	(3,508)	(1,433)
Depreciation and amortization	7,666	7,271	5,778
Amortization and accretion on securities	280	320	961
Bank owned life insurance (BOLI) income	(1,240)	(1,198)	(1,134)
Stock-based compensation expense	4,676	4,761	2,847
Tax benefit from stock option exercises	1,584	1,164	1,431
Excess tax benefits from stock-based compensation arrangements	(4,527)	(3,325)	(4,090)
Originations of loans held for sale	(7,552,614)	(3,966,644)	(3,114,210)
Proceeds from sales of loans held for sale	7,230,429	3,991,492	2,987,579
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(44,724)	(24,898)	(30,860)
Accrued interest payable and other liabilities	(4,218)	(1,205)	6,583

Net cash provided by (used in) operating activities of continuing operations	(315,160)	49,583	(113,567)
Net cash provided by (used in) operating activities of discontinued operations	(529)	20,778	15,030

Net cash provided by (used in) operating activities	(315,689)	70,361	(98,537)
Investing activities
Purchases of available-for-sale securities	(40,219)	(14,281)	(13,256)
Maturities and calls of available-for-sale securities	36,270	23,153	20,400
Principal payments received on securities	69,263	77,475	96,766
Net increase in loans held for investment	(577,999)	(733,751)	(639,395)
Purchase of premises and equipment, net	(5,817)	(1,798)	(2,096)

Net cash used in investing activities of continuing operations	(518,502)	(649,202)	(537,581)
Net cash used in investing activities of discontinued operations	—	—	—

Net cash used in investing activities	(518,502)	(649,202)	(537,581)
Financing activities
Net increase (decrease) in deposits	266,810	(2,953)	574,151
Proceeds from issuance of stock related to stock-based awards	3,669	1,932	1,915
Proceeds from issuance of common stock	54,993	—	—
Issuance of trust preferred subordinated debentures	—	—	66,000
Net increase (decrease) in other borrowings	491,414	393,434	(116,620)
Excess tax benefits from stock-based compensation arrangements	4,527	3,325	4,090
Net federal funds purchased	5,342	178,858	62,458
Purchase of treasury stock	—	(8)	—

Net cash provided by financing activities of continuing operations	826,755	574,588	591,994
Net cash provided by financing activities of discontinued operations	—	—	—

Net cash provided by financing activities	826,755	574,588	591,994

Net increase (decrease) in cash and cash equivalents	(7,436)	(4,253)	(44,124)
Cash and cash equivalents, beginning of year	89,463	93,716	137,840

Cash and cash equivalents, end of year	$82,027	$89,463	$93,716

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$96,402	$149,691	$119,564
Cash paid during the year for income taxes	22,475	13,414	14,912
Non-cash transactions:
Transfers from loans/leases to other repossessed assets	23,232	983	955
Transfers from loans/leases to other assets	—	10,549	1,703

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

Certain reclassifications have been made to the 2007 and 2006 consolidated financial statements to conform to the 2008 presentation.

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

Trading Account

Securities acquired for resale in anticipation of short-term market movements are classified as trading, with realized and unrealized gains and losses recognized in income. To date, we have not had any activity in our trading account.

Held-to-Maturity and Available-for-Sale

Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity or trading and marketable equity securities not classified as trading are classified as available-for-sale.

Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in a separate component of accumulated other comprehensive income (loss), net of tax. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and accretion is included in interest income from securities. Realized gains and losses and declines in value judged to be other-than-temporary are included in gain (loss) on sale of securities. The cost of securities sold is based on the specific identification method.

All securities are available-for-sale as of December 31, 2008 and 2007.

Loans

Loans held for investment (which include equipment leases accounted for as financing leases) are stated at the amount of unpaid principal reduced by deferred income (net of costs). Interest on loans is recognized using the simple-interest method on the daily balances of the principal amounts outstanding. Loan origination fees, net of direct loan origination costs, and commitment fees, are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. Reserves on impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

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

We purchase participations in mortgage loans primarily for sale in the secondary market through our mortgage warehouse division. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. As a result of dislocations in the mortgage industry starting in 2007, some loan participations may not be sold within the normal time frames or at previously negotiated prices. Due to market conditions, certain mortgage warehouse loans have been transferred to our loans held for investment portfolio, and such loans are transferred at a lower of cost or market. Mortgage warehouse loans transferred to our loans held for investment portfolio could require allocations of the allowance for loan losses or be subject to charge off in the event the loans become impaired.

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

Repossessed Assets

Repossessed assets, which are included in other assets on the balance sheet, consist of collateral that has been repossessed. Collateral that has been repossessed is recorded at fair value less selling costs prior to repossession. Writedowns are provided for subsequent declines in value and are recorded in other non-interest expense.

Other Real Estate Owned

Other real estate owned, which is included in other assets on the balance sheet, consists of real estate that has been foreclosed. Real estate that has been foreclosed is recorded at fair value less selling costs prior to foreclosure. Writedowns are provided for subsequent declines in value and are recorded in other non-interest expense.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Gains or losses on disposals of premises and equipment are included in results of operations.

Marketing and Software

Marketing costs are expensed as incurred. Ongoing maintenance and enhancements of websites are expensed as incurred. Costs incurred in connection with development or purchase of internal use software are capitalized and amortized over a period not to exceed five years. Internal use software costs are included in other assets in the consolidated financial statements.

Goodwill and Other Intangible Assets

Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Our intangible assets relate primarily to loan customer relationships. Goodwill and intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets are tested for impairment annually or whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Segment Reporting

We have determined that all of our lending divisions and subsidiaries meet the aggregation criteria of SFAS No. 131 “Segment Disclosures and Related Information,” since all offer similar products and services, operate with similar processes, and have similar customers.

Stock-based Compensation

On January 1, 2006, we changed our accounting policy related to stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123R”). Prior to adoption, we accounted for stock plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based compensation was reflected in net income, as all option grants had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation expense in the statement of operations based on their fair values on the measurement date, which is the date of the grant. We transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to us, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation expense for the portion of awards for which the requisite period has not been rendered (generally referring to nonvested awards) that are outstanding as of January 1, 2006 are being recognized as the remaining requisite service is rendered during and after the period of adoption of SFAS 123R.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding during the period excluding non-vested stock. Diluted earnings per common share include the dilutive effect of stock options and non-vested stock awards granted using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 13 — Earnings Per Share.

Fair Values of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments do not include the value of anticipated future business or the value of assets and liabilities not considered financial instruments. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”). The adoption of SFAS 157 did not have an impact on our financial statements except for the expanded disclosures noted in Note 19 - Fair Value Disclosures.

2.	Securities

The following is a summary of securities:

		December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

Available-for-Sale Securities:
U. S. Treasuries	$28,299	$1	$(4)	$28,296
Mortgage-backed securities	288,701	4,145	(1,130)	291,716
Corporate securities	5,000	—	(190)	4,810
Municipals	46,370	370	(209)	46,531
Equity securities(1)	7,506	—	(107)	7,399

	$375,876	$4,516	$(1,640)	$378,752

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

Available-for-Sale Securities:
U. S. Treasuries	$2,595	$—	$—	$2,595
Mortgage-backed securities	358,164	1,371	(3,123)	356,412
Corporate securities	25,055	134	(112)	25,077
Municipals	48,149	406	(57)	48,498
Equity securities(1)	7,507	33	(3)	7,537

	$441,470	$1,944	$(3,295)	$440,119

(1)	Equity securities consist of Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity:

	At December 31, 2008
		After One	After Five
	Less Than	Through	Through	After Ten
in thousands, except percentage data)	One Year	Five Years	Ten Years	Years	Total

Available-for-sale:
U. S. Treasuries:
Amortized cost	$28,299	$—	$—	$—	$28,299
Estimated fair value	$28,296	$—	$—	$—	$28,296
Weighted average yield(3)	0.030%	—	—	—	0.030%
Mortgage-backed securities:(1)
Amortized cost	548	79,612	102,366	106,175	288,701
Estimated fair value	549	79,681	104,710	106,776	291,716
Weighted average yield(3)	6.000%	4.283%	4.745%	4.807%	4.643%
Corporate securities:
Amortized cost	—	5,000	—	—	5,000
Estimated fair value	—	4,810	—	—	4,810
Weighted average yield(3)	—	7.375%	—	—	7.375%
Municipals:(2)
Amortized cost	2,482	14,656	28,982	250	46,370
Estimated fair value	2,487	14,827	28,967	250	46,531
Weighted average yield(3)	6.100%	7.777%	8.491%	1.971%	8.104%
Equity securities:
Amortized cost	7,506	—	—	—	7,506
Estimated fair value	7,399	—	—	—	7,399

Total available-for-sale securities:
Amortized cost					$375,876

Estimated fair value					$378,752

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

Securities with carrying values of approximately $292,731,000 and $214,565,000 were pledged to secure certain borrowings and deposits at December 31, 2008 and 2007, respectively. See Note 7 for discussion of securities securing borrowings. Of the pledged securities at December 31, 2008 and 2007, approximately $204,574,000 and $190,213,000, respectively, were pledged for certain deposits.

The following tables disclose, as of December 31, 2008 and 2007, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

December 31, 2008
U.S. Treasuries	$24,996	$(4)	$—	$—	$24,996	$(4)
Mortgage-backed securities	106,167	(1,121)	2,977	(9)	109,144	(1,130)
Corporate securities	4,810	(190)	—	—	4,810	(190)
Municipals	10,817	(209)	—	—	10,817	(209)
Equity securities	7,399	(107)	—	—	—	(107)

	$154,189	$(1,631)	$2,977	$(9)	$157,166	$(1,640)

December 31, 2007
U.S. Treasuries	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	18,436	(37)	231,143	(3,086)	249,579	(3,123)
Corporate securities	—	—	19,943	(112)	19,943	(112)
Municipals	—	—	11,276	(57)	11,276	(57)
Equity securities	—	—	1,003	(3)	1,003	(3)

	$18,436	$(37)	$263,365	$(3,258)	$281,801	$(3,295)

At December 31, 2008, the number of investment positions in this unrealized loss position totals 53. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value; and (2) it is not probable that we will be unable to collect the amounts contractually due. The unrealized losses noted are interest rate related, and losses have decreased as rates have decreased in 2008. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

3.	Loans and Allowance for Loan Losses

Loans held for investment are summarized by category as follows (in thousands):

	December 31
	2008	2007

Commercial	$2,276,054	$2,035,049
Construction	667,437	573,459
Real estate	988,784	773,970
Consumer	32,671	28,334
Equipment leases	86,937	74,523

Gross loans held for investment	4,051,883	3,485,335
Deferred income (net of direct origination costs)	(24,012)	(22,727)
Allowance for loan losses	(46,835)	(32,821)

Total loans held for investment, net	$3,981,036	$3,429,787

The majority of the loan portfolio is comprised of loans to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

The changes in the allowance for loan losses are summarized as follows (in thousands):

	Year Ended December 31
	2008	2007	2006

Balance, beginning of year	$32,821	$21,003	$18,897
Provision for loan losses	26,750	14,000	4,000
Loans charged off	(13,634)	(2,970)	(2,604)
Recoveries	898	788	710

Balance, end of year	$46,835	$32,821	$21,003

Non-performing loans and leases and related reserves at December 2008, 2007 and 2006 are summarized as follows:

	Year Ended December 31
(in thousands)	2008	2007	2006

Non-accrual loans:(1)(3)
Commercial	$15,676	$14,693	$5,587
Construction	22,362	4,147	—
Real estate	6,239	2,453	3,417
Consumer	296	90	63
Equipment leases	2,926	2	21

Total non-accrual loans	47,499	21,385	9,088
Loans past due 90 days and accruing(2)(3)	4,115	4,147	2,142
Other repossessed assets:
Other real estate owned(3)	25,904	2,671	882
Other repossessed assets	25	45	135

Total other repossessed assets	25,929	2,716	1,017

Total non-performing assets	$77,543	$28,248	$12,247

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $3.5 million, $999,000 and $518,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

(2)	At December 31, 2008, loans past due 90 days and still accruing includes premium finance loans of $2.1 million. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(3)	At December 31, 2008, non-performing assets include $4.4 million of mortgage warehouse loans which were transferred to our loans held for investment portfolio at lower of cost or market during the past eighteen months, and some were subsequently moved to other real estate owned.

At December 31, 2008, our total non-accrual loans were $47.5 million. Of these, $15.7 million were characterized as commercial loans. This included $6.1 million in commercial real estate loans for investment properties secured by single-family residences, $4.4 million in manufacturing loans secured by the assets of the borrower, $2.7 million in auto dealer loans secured by the borrower’s accounts receivable and inventory, and a $1.1 million unsecured loan. Non-accrual loans also included $6.2 million characterized as real estate loans, and includes a $3.3 million real estate loan secured by retail property. Non-accrual loans also included $22.4 million characterized as construction loans. This included an $8.9 million residential real estate development loan secured by fully-developed residential lots and unimproved land. Also included in this category is a $5.1 million commercial real estate loan secured by unimproved land, a $3.8 million commercial real estate loan secured by retail property and a $1.7 million commercial real estate loan secured by unimproved lots. Each of these loans were reviewed for impairment and specific reserves were allocated as necessary and included in the allowance for loan losses as of December 31, 2008 to cover any probable loss.

At December 31, 2008, our ORE totaled $25.9 million. This included commercial real estate property consisting of single family residences and a mix of lots at various levels of completion valued at $7.7 million, an unimproved commercial real estate lot valued at $7.5 million, an unimproved commercial real estate lot valued at $2.9 million and commercial real estate property consisting of single family residences valued at $5.0 million.

Reserves on impaired loans were $13.1 million at December 31, 2008, compared to $5.9 million at December 31, 2007 and $2.1 million at December 31, 2006. We recognized $23,000 in interest income on non-accrual loans during 2008 compared to $44,000 in 2007 and none in 2006. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2008, 2007 and 2006 totaled $3.5 million, $999,000 and $518,000, respectively. Average impaired loans outstanding during the years ended December 31, 2008, 2007 and 2006 totaled $26,746,000, $9,860,000 and $6,082,000, respectively.

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of December 31, 2008, approximately $999,000 of our non-accrual loans were earning on a cash basis.

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

During the normal course of business, the Company and subsidiary may enter into transactions with related parties, including their officers, employees, directors, significant stockholders and their related affiliates. It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. Loans to related parties, including officers and directors, were approximately $15,295,000 and $15,082,000 at December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, total advances were approximately $27,807,000 and $15,286,000 and total paydowns were $27,594,000 and $4,860,000, respectively.

4.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets at December 31, 2008 and December 31, 2007 are summarized as follows (in thousands):

	Gross Goodwill
	and Intangible	Accumulated	Net Goodwill and
	Assets	Amortization	Intangible Assets

December 31, 2008
Goodwill	$7,001	$(374)	$6,627
Loan customer base	1,622	(560)	1,062

	$8,623	$(934)	$7,689

December 31, 2007
Goodwill	$7,001	$(374)	$6,627
Loan customer base	1,622	(398)	1,224

	$8,623	$(772)	$7,851

Other intangible assets are amortized over their useful lives, which is approximately 10 years. Amortization expense related to intangible assets totaled $162,000 in 2008 and 2007 and $637,000 in 2006. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2008 is as follows:

2009	$162
2010	162
2011	162
2012	162
2013	162
Thereafter	252

$1,062

5.	Premises and Equipment

Premises and equipment at December 31, 2008 and 2007 are summarized as follows:

	December 31
(in thousands)	2008	2007

Premises	$6,504	$6,178
Furniture and equipment	19,024	14,242

	25,528	20,420
Accumulated depreciation	(16,061)	(13,929)

Total premises and equipment, net	$9,467	$6,491

Depreciation expense was approximately $7,504,000, $7,108,000 and $5,206,000 in 2008, 2007 and 2006, respectively.

6.	Deposits

The scheduled maturities of interest bearing time deposits are as follows at December 31, 2008 (in thousands):

2009	$1,859,814
2010	25,481
2011	11,654
2012	4,399
2013	582
2014 and after	88

$1,902,018

At December 31, 2008 and 2007, the Bank had approximately $35,500,000 and $40,000,000, respectively, in deposits from related parties, including directors, stockholders, and their related affiliates.

At December 31, 2008 and 2007, interest bearing time deposits, including deposits in foreign branches, of $100,000 or more were approximately $1,659,289,000 and $1,488,167,000, respectively.

7.	Borrowing Arrangements

The following table summarizes our borrowings at December 31, 2008, 2007 and 2006:

	2008		2007		2006
(in thousands)	Balance	Rate(4)	Balance	Rate(4)	Balance	Rate(4)

Federal funds purchased	$350,155	.47%	$344,813	4.29%	$165,965	5.231%
Customer repurchase agreements(1)(5)	77,732	.05%	7,148	3.30%	43,359	3.75%
Treasury, tax and loan notes(2)	2,720	.00%	6,890	4.00%	2,245	5.00%
FHLB borrowings(3)	800,000	.71%	400,000	4.18%	—
Other short-term borrowings	10,000	1.19%	25,000	5.82%	—
Long-term borrowings	40,000	1.19%	—		—
Trust preferred subordinated debentures	113,406	4.40%	113,406	6.77%	113,406	7.14%

Total borrowings	$1,394,013		$897,257		$324,975

Maximum Outstanding at any month end	$1,280,606		$783,851		$441,991

(1)	Securities pledged for customer repurchase agreements were $88.2 million, $24.4 million and $63.2 million at December 31, 2008, 2007 and 2006, respectively.

(2)	Securities pledged for treasury, tax and loans notes were $13.0 million, $7.1 million and $9.5 million at December 31, 2008, 2007 and 2006, respectively.

(3)	FHLB borrowings are collateralized by a blanket floating lien based on real estate loans and also certain pledged securities.

(4)	Interest rate as of period end.

(5)	Of the customer repurchase agreements at December 31, 2006, $29.4 million are wholesale repurchase agreements and are with one counterparty, Salomon Smith Barney and have a weighted average maturity of six months.

The following table summarizes our other borrowing capacities in addition to balances outstanding at December 31, 2008, 2007 and 2006:

(in thousands)	2008	2007	2006

FHLB borrowing capacity relating to loans	$139,000	$205,900	$546,000
FHLB borrowing capacity relating to securities	62,420	231,000	235,000

Total FHLB borrowing capacity	$204,120	$436,900	$781,000

Unused federal funds lines available from commercial banks	$573,500	$458,000	$379,500

On September 27, 2007, we entered into a Credit Agreement with KeyBank National Association. This Credit Agreement permits revolving borrowings of up to $50 million and matured on September 24, 2008. At our option, the unpaid principal balance on the Credit Agreement as of September 24, 2008 was converted into a two-year term loan, which will accrue interest at the same rate(s) as the revolving loans existing on such date. The Credit Agreement permits multiple borrowings that may bear interest at the prime rate minus 1.25% or LIBOR plus 1% at our election. The Credit Agreement is unsecured and proceeds may be used for general corporate purposes. The Credit Agreement contains customary financial covenants and restrictions. At December 31, 2008, we had drawn $50 million, $10.0 million of which matures in 2009 and is included in other short-term borrowings. The remaining $40.0 million matures in September of 2010 and is, therefore, included in long-term borrowings.

The scheduled maturities of our borrowings at December 31, 2008, were as follows (in thousands):

		After One	After Three
	Within One	but Within	but Within	After Five
	Year	Three Years	Five Years	Years	Total

Federal funds purchased(1)	$350,155	$—	$—	$—	$350,155
Customer repurchase agreements(1)	77,732	—	—	—	77,732
Treasury, tax and loan notes(1)	2,720	—	—	—	2,720
FHLB borrowings(1)	800,000	—	—	—	800,000
Other short-term borrowings(1)	10,000	—	—	—	10,000
Long-term borrowings(1)	—	40,000	—	—	40,000
Trust preferred subordinated debentures(1)	—	—	—	113,406	113,406

Total borrowings	$1,240,607	$40,000	$—	$113,406	$1,394,013

(1)	Excludes interest.

8.	Trust Preferred Subordinated Debentures

From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued fixed and/or floating rate Capital Securities in various private offerings totaling $113.4 million. As of December 31, 2008, the details of the trust preferred subordinated debentures are summarized below:

	Texas	Texas	Texas	Texas	Texas
	Capital	Capital	Capital	Capital	Capital
	Bancshares	Bancshares	Bancshares	Bancshares	Bancshares
	Statutory	Statutory	Statutory	Statutory	Statutory
(in thousands)	Trust I	Trust II	Trust III	Trust IV	Trust V

Date issued	November 19, 2002	April 10, 2003	October 6, 2005	April 28, 2006	September 29, 2006
Capital securities issued	$10,310	$10,310	$25,774	$25,774	$41,238
Floating or fixed rate
securities	Floating	Floating	Fixed/Floating(1)	Floating	Floating
Interest rate on	3 month LIBOR +	3 month LIBOR +	3 month LIBOR +	3 month LIBOR +	3 month LIBOR +
subordinated debentures	3.35%	3.25%	1.51%	1.60%	1.71%
Maturity date	November 2032	April 2033	December 2035	June 2036	September 2036

(1)	Interest rate is a fixed rate of 6.19% for five years through December 15, 2010, and a floating rate of interest for the remaining 25 years that resets quarterly to 1.51% above the three-month LIBOR.

After deducting underwriter’s compensation and other expenses of each offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on all subordinated debentures are deductible for federal income tax purposes.

9.	Income Taxes

We have a gross deferred tax asset of $26.7 million at December 31, 2008, which relates primarily to our allowance for loan losses, loan origination fees and stock compensation. Management believes it is more likely than not that all of the deferred tax assets will be realized. Our net deferred tax asset is included in other assets in the consolidated balance sheet.

At December 31, 2007, we had a gross deferred tax asset of $21.0 million, which related primarily to our allowance for loan losses, loan origination fees and stock compensation.

Income tax expense/(benefit) consists of the following for the years ended:

	Year Ended December 31
(in thousands)	2008	2007	2006

Current:
Federal	$17,349	$18,643	$16,054
State	221	269	308

Total	$17,570	$18,912	$16,362

Deferred:
Federal	$(4,971)	$(3,508)	$(1,433)
State	—	—	—

Total	$(4,971)	$(3,508)	$(1,433)

Total expense:
Federal	$12,378	$15,135	$14,621
State	221	269	308

Total	$12,599	$15,404	$14,929

The following table shows the breakdown of total income tax expense for continuing operations and discontinued operations for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Total expense:
From continuing operations	$12,924	$16,420	$14,961
From discontinued operations	(325)	(1,016)	(32)

Total	$12,599	$15,404	$14,929

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	December 31
(in thousands)	2008	2007

Deferred tax assets:
Allowance for loan losses	$16,602	$11,643
Organizational costs/intangibles	238	142
Loan origination fees	3,545	2,983
Stock compensation	3,235	2,271
Depreciation	385	1,417
Mark to market on mortgage loans	561	630
Reserve for potential mortgage loan repurchases	818	832
Non-accrual interest	1,219	403
Unrealized loss on securities	—	473
Other	107	181

	26,710	20,975
Deferred tax liabilities:
Loan origination costs	(909)	(819)
FHLB stock dividends	(675)	(521)
Leases	(10,982)	(9,779)
Unrealized gain on securities	(1,006)	—
Other	(28)	(28)

	(13,600)	(11,147)

Net deferred tax asset	$13,110	$9,828

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” effective January 1, 2007. Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of Interpretation 48 did not have a significant impact on our financial statements.

We file income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005.

The reconciliation of income attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

	Year Ended December 31
	2008	2007	2006

Tax at U.S. statutory rate	35%	35%	35%
State taxes	1%	1%	1%
Non-deductible expenses	1%	1%	1%
Non-taxable income	(3)%	(2)%	(2)%
Other	—	(1)%	(1)%

Total	34%	34%	34%

10.	Employee Benefits

We have a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan permits our employees to defer a portion of their compensation. Matching contributions may be made in amounts and at times determined by the Company. We contributed approximately $588,000, $323,000 and $397,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Employees are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options.

During 2000, we implemented an Employee Stock Purchase Plan (ESPP). Employees are eligible for the plan when they have met certain requirements concerning period of credited service and minimum hours worked. Eligible employees may contribute a minimum of 1% to a maximum of 10% of eligible compensation up to the Section 423 of the Internal Revenue Code limit of $25,000. We have allocated 160,000 shares to the plan. Effective December 30, 2005, the 2000 Employee Stock Purchase Plan was terminated. During January 2006, a new plan (“2006 ESPP”) was adopted that allocated 400,000 shares to the plan. The 2006 Employee Stock Purchase Plan was approved by stockholders at the 2006 annual meeting. As of December 31, 2008 and 2007, 37,556 and 23,930 shares had been purchased on behalf of the employees under the 2006 ESPP.

As of December 31, 2008, we have two stock option plans, the 1999 Stock Omnibus Plan (“1999 Plan”) and the 2005 Long-Term Incentive Plan (“2005 Plan”). The 1999 Plan is no longer available for grants of equity based compensation; however, options to purchase shares previously issued under the plan will remain outstanding and be subject to administration by our board of directors. Under the 2005 Plan, equity-based compensation grants were made by the board of directors, or its designated committee. Grants under the 2005 Plan are subject to vesting requirements. Under the 2005 Plan, we may grant, among other things, nonqualified stock options, incentive stock options, restricted stock units (“RSUs”), stock appreciation rights, or any combination thereof. The 2005 Plan includes grants for employees and directors. Totals shares authorized under the plan for awards is 1,500,000. Total shares which may be issued under the 2005 Plan at December 31, 2008, 2007 and 2006 were 442,505, 510,749 and 695,902, respectively.

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

The fair value of the options, stock appreciation rights and performance stock appreciation rights were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2008	2007	2006

Risk-free rate	3.04%	4.33%	4.83%
Dividend yield	0.00	0.00	0.00
Market price volatility factor	.323	.298	.279
Weighted-average expected life of options	5 years	5 years	5 years

Market price volatility and expected life of options is based on historical data and other factors.

A summary of our stock option activity and related information for 2008, 2007 and 2006 is as follows:

	December 31, 2008		December 31, 2007		December 31, 2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	1,983,352	$10.63	2,308,103	$10.51	2,608,006	$10.32
Options granted	—	—	—	—	—	—
Options exercised	(496,051)	7.55	(239,751)	7.99	(259,213)	8.03
Options forfeited	(26,840)	17.95	(85,000)	15.45	(40,690)	13.94

Options outstanding at year-end	1,460,461	$11.54	1,983,352	$10.63	2,308,103	$10.51

Options vested and exercisable at year-end	1,337,461	$10.79	1,600,431	$9.52	1,526,106	$8.82
Intrinsic value of options vested and exercisable	$3,433,347		$13,971,000
Weighted average remaining contractual life of options vested and exercisable		4.13		4.33		4.87
Weighted average fair value of options granted during 2008, 2007 and 2006		$—		$—		$—
Fair value of shares vested during year	$492,638		$969,187		$1,162,584
Intrinsic value of options exercised	$4,551,326		$3,325,000		$3,419,000
Weighted average remaining contractual life of options currently outstanding in years:		4.29		4.73		5.63

We expensed approximately $1,152,000, $1,401,000 and $1,565,000 in 2008, 2007 and 2006, respectively, related to stock option awards. Expenses are calculated utilizing the straight-line method. No stock options were granted in 2008.

In connection with the 2005 Long-term Incentive Plan, stock appreciation rights were issued in 2008, 2007 and 2006. These rights are service-based and generally vest over a period of five years. Of the SARs granted in 2006, 300,312 were Performance Stock Appreciation Rights (PSARs) which were cancelled on December 31, 2008 as company performance targets were not met.

	December 31, 2008		December 31, 2007		December 31, 2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	SARs/	Exercise	SARs/	Exercise	SARs/	Exercise
	PSARs	Price	PSARs	Price	PSARs	Price

SARs outstanding at beginning of year	1,203,087	$18.24	1,083,054	$21.56	21,000	$23.38
SARs granted	142,000	17.46	186,000	21.39	1,077,031	21.54
SARs exercised	—	—	—	—	—	—
SARs forfeited	(337,508)	22.62	(65,967)	21.27	(14,977)	22.65

SARs outstanding at year-end	1,007,579	$16.66	1,203,087	$18.24	1,083,054	$21.56

SARs vested at year-end	315,293	$21.14	207,617	$21.72	4,200	$23.38
Weighted average remaining contractual life of SARs vested		7.73		8.51		8.95
Compensation expense	$1,127,000		$1,275,000		$784,000
Weighted average fair value of SAR’s granted during 2008, 2007 and 2006		$5.93		$7.36		$6.82
Fair value of shares vested during the year	$1,772,613		$1,503,000		$33,000
Weighted average remaining contractual life of SAR’s currently outstanding in years		6.73		8.71		9.50

As of December 31, 2008, 2007 and 2006, the intrinsic value of SAR’s vested was negative as the December 31, 2008, 2007 and 2006 market prices were lower than the grant price of the SAR’s.

The following table summarizes the status of and changes in our nonvested restricted stock units:

	Non-Vested Stock Awards
	Outstanding
		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Balance, January 1, 2006	67,500	$8.31
Granted	412,383	20.52
Vested and issued	(67,500)	8.31
Forfeited	(815)	22.65
Cancelled	—	—

Balance, December 31, 2006	411,568	20.52
Granted	205,550	19.90
Vested and issued	(87,503)	20.49
Forfeited	(3,365)	22.65
Cancelled	—	—

Balance, December 31, 2007	526,200	20.27
Granted	205,150	18.00
Vested and issued	(91,354)	20.51
Forfeited	(13,748)	20.23
Cancelled	—	—

Balance, December 31, 2008	626,248	$19.49

The RSUs granted during 2008, 2007 and 2006 generally vest over four to five years. Compensation cost for restricted stock units was $2,434,000, $2,084,000 and $498,000 for years ended December 31, 2008, 2007 and

2006, respectively. The weighted average remaining contractual life of RSUs currently outstanding is 5.37 years.

Total compensation cost for all share-based arrangements, net of taxes, was $3,063,000, $3,119,000 and $1,877,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Unrecognized stock-based compensation expense related to unvested options issued prior to adoption of SFAS 123R is $847,000 million, pre-tax. The weighted average period over which this unrecognized expense is expected to be recognized was 1.3 years. Unrecognized stock-based compensation expense related to SAR grants issued during 2006, 2007 and 2008 is $4.7 million. At December 31, 2008, the weighted average period over which this unrecognized expense is expected to be recognized was 2.1 years. Unrecognized stock-based compensation expense related to RSU grants during 2006, 2007 and 2008 is $9.8 million. At December 31, 2008, the weighted average period over which this unrecognized expense is expected to be recognized was 2.1 years.

Cash flows from financing activities included $4,527,000, $3,325,000 and $4,090,000 in cash inflows from excess tax benefits related to stock compensation in 2008, 2007 and 2006, respectively. The 2008 tax benefit realized from stock options exercised is $1,584,000, $1,164,000 and $1,431,000 in 2008, 2007 and 2006, respectively.

Upon share option exercise, new shares are issued as opposed to treasury shares.

In 1999, we entered into a deferred compensation agreement with one of our executive officers. The agreement allows the employee to elect to defer up to 100% of his compensation on an annual basis. All deferred compensation is invested in the Company’s common stock held in a rabbi trust. The stock is held in the name of the trustee, and the principal and earnings of the trust are held separate and apart from other funds of the Company, and are used exclusively for the uses and purposes of the deferred compensation agreement. The accounts of the trust have been consolidated with the accounts of the Company.

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

	December 31
(in thousands)	2008	2007

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,404,964	$1,252,915
Standby and commercial letters of credit	70,103	55,624

12.	Regulatory Restrictions

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of December 31, 2008 and 2007. As of June 30, 2008, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(in thousands except percentage data)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:
Total capital (to risk-weighted assets):
Company	$533,781	10.92%	$390,890	8.00%	N/A	N/A
Bank	502,693	10.29%	390,799	8.00%	$488,498	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$486,946	9.97%	$195,445	4.00%	N/A	N/A
Bank	455,858	9.33%	195,399	4.00%	$293,099	6.00%
Tier 1 capital (to average assets):
Company	$486,946	10.21%	$190,782	4.00%	N/A	N/A
Bank	455,858	9.56%	190,736	4.00%	$238,420	5.00%
As of December 31, 2007:
Total capital (to risk-weighted assets):
Company	$432,620	10.56%	$327,878	8.00%	N/A	N/A
Bank	429,833	10.49%	327,781	8.00%	$409,727	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$385,799	9.41%	$163,939	4.00%	N/A	N/A
Bank	397,012	9.69%	163,891	4.00%	$245,836	6.00%
Tier 1 capital (to average assets):
Company	$385,799	9.38%	$164,589	4.00%	N/A	N/A
Bank	397,012	9.65%	164,541	4.00%	$205,676	5.00%

Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. No dividends were declared or paid during 2008, 2007 or 2006.

Pursuant to our participation in the U.S. Department of Treasury’s Capital Purchase Program as described in Note 21, no dividends can be paid on common stock without the consent of the Treasury until the third anniversary of the date of the Series A perpetual preferred stock, unless all of those shares are redeemed or the Treasury has transferred them to third parties.

The required balance at the Federal Reserve at December 31, 2008 and 2007 was approximately $13,137,000 and $8,287,000, respectively.

13.	Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (in thousands except share data):

	Year-Ended December
	2008	2007	2006

Numerator:
Net income from continuing operations	$24,882	$31,353	$28,981
Income (loss) from discontinued operations	(616)	(1,931)	(57)

Net income	$24,266	$29,422	$28,924

Denominator:
Denominator for basic earnings per share-weighted average shares	27,952,973	26,187,084	25,945,065
Effect of employee stock options(1)	95,490	491,487	523,746

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	28,048,463	26,678,571	26,468,811

Basic earning per share from continuing operations	$.89	$1.20	$1.12

Basic earning per share	$.87	$1.12	$1.11

Diluted earnings per share from continuing operations	$.89	$1.18	$1.10

Diluted earnings per share	$.87	$1.10	$1.09

(1)	Stock options outstanding of 1,761,281, 944,170 and 1,032,170 in 2008, 2007 and 2006, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the average market price of the Company’s common stock.

14.	Fair Values of Financial Instruments

Generally accepted accounting principles require disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practical to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. This disclosure does not and is not intended to represent the fair value of the Company. In addition, see Note 19 for all disclosures required by SFAS No. 157.

A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	December 31, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$82,027	$82,027	$89,463	$89,463
Securities, available-for-sale	378,752	378,752	440,119	440,119
Loans held for sale	496,351	496,351	174,166	174,166
Loans held for sale from discontinued operations	648	648	731	731
Loans held for investment, net	3,981,036	3,998,208	3,429,787	3,426,107
Derivative asset	2,767	2,767	—	—
Deposits	3,333,187	3,337,887	3,066,377	3,068,497
Federal funds purchased	350,155	350,155	344,813	344,813
Borrowings	930,452	930,452	439,038	439,038
Trust preferred subordinated debentures	113,406	114,157	113,406	113,995
Derivative liability	2,767	2,767	—	—

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

Derivatives

The estimated fair value of the interest rate swaps are based on internal cash flow models supported by market data inputs.

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

Off-balance sheet instruments

Fair values for our off-balance sheet instruments which consist of lending commitments and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Management believes that the fair value of these off-balance sheet instruments is not significant.

15.	Commitments and Contingencies

We lease various premises under operating leases with various expiration dates. Rent expense incurred under operating leases amounted to approximately $4,981,000, $4,874,000 and $5,354,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Minimum future lease payments under operating leases are as follows (in thousands):

Minimum
Year Ending December 31,	Payments

2009	$6,984
2010	6,336
2011	5,901
2012	6,211
2013	6,052
2014 and thereafter	45,643

$77,127

16.	Parent Company Only

Summarized financial information for Texas Capital Bancshares, Inc. — Parent Company Only follows:

Balance Sheets

	December 31
(in thousands)	2008	2007

Assets
Cash and cash equivalents	$74,873	$21,360
Investment in subsidiaries	469,391	406,306
Other assets	7,352	6,695

Total assets	$551,616	$434,361

Liabilities and Stockholders’ Equity
Other liabilities	$1,037	$717
Other short-term borrowings	10,000	—
Long-term borrowings	40,000	25,000
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	164,443	139,123
Common stock	310	264
Additional paid-in capital	255,051	190,175
Retained earnings	129,951	105,685
Treasury stock	(8)	(8)
Accumulated other comprehensive income (loss)	1,869	(878)

Total stockholders’ equity	387,173	295,238

Total liabilities and stockholders’ equity	$551,616	$434,361

Statements of Earnings

	Year Ended December 31
(in thousands)	2008	2007	2006

Dividend income	$193	$245	$160
Other income	125	125	590

Total income	318	370	750
Interest expense	7,662	8,387	5,439
Salaries and employee benefits	501	455	441
Legal and professional	1,597	1,218	1,174
Other non-interest expense	329	382	415

Total expense	10,089	10,442	7,469

Loss before income taxes and equity in undistributed income of subsidiary	(9,771)	(10,072)	(6,719)
Income tax benefit	(3,375)	(3,463)	(2,284)

Loss before equity in undistributed income of subsidiary	(6,396)	(6,609)	(4,435)
Equity in undistributed income of subsidiary	30,662	36,031	33,409

Net income	$24,266	$29,422	$28,974

Statements of Cash Flows

	Year Ended December 31
(in thousands)	2008	2007	2006

Operating Activities
Net income	$24,266	$29,422	$28,974
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(30,662)	(36,031)	(33,409)
Increase in other assets	(657)	(114)	(1,316)
Tax benefit from stock option exercises	1,584	1,164	1,431
Excess tax benefits from stock-based compensation arrangements	(4,527)	(3,325)	(4,090)
Increase (decrease) in other liabilities	320	(45)	250

Net cash used in operating activities	(9,676)	(8,929)	(8,160)
Investing Activities
Investment in subsidiaries	(25,000)	(30,000)	(47,472)

Net cash used in investing activities	(25,000)	(30,000)	(47,472)
Financing Activities
Subordinated debentures	—	—	67,012
Sale of common stock	58,662	1,932	1,915
Net other borrowings	25,000	25,000	—
Excess tax benefits from stock-based compensation arrangements	4,527	3,325	4,090
Purchase of treasury stock	—	(8)	—

Net cash provided by financing activities	88,189	30,249	73,017

Net increase (decrease) in cash and cash equivalents	53,513	(8,680)	17,385
Cash and cash equivalents at beginning of year	21,360	30,040	12,655

Cash and cash equivalents at end of year	$74,873	$21,360	$30,040

17.	Related Party Transactions

See Notes 3 and 6 for a description of loans and deposits with related parties.

18.	Sale of Discontinued Operation — Residential Mortgage Lending and TexCap Insurance Services

On October 16, 2006, we completed the sale of its residential mortgage lending division (RML). The sale was effective as of September 30, 2006, and was, accordingly, reported as discontinued operations. Subsequent to the end of the first quarter of 2007, Texas Capital Bank and the purchaser of its residential mortgage loan division (RML) agreed to terminate and settle the contractual arrangements related to the sale of the division. We will complete the exiting of RML’s activities. All accounts associated with this transaction have been reflected as discontinued operations. Our mortgage warehouse operations were not part of the sale, and are included in the results from continuing operations. During 2008, the loss from discontinued operations from RML was $616,000, net of taxes. The 2008 losses are primarily related to continuing legal and salary expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $648,000 in loans held for sale from discontinued

operations that are carried at estimated market value at December 31, 2008, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of December 31, 2008 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.

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

The results of operations of the discontinued components are presented separately in the accompanying consolidated statements of income for 2008, 2007 and 2006, net of tax, following income from continuing operations. Details are presented in the following tables:

	Year Ended December 31, 2008
(in thousands)	RML	TexCap	Total

Revenues	$105	$—	$105
Expenses	1,046	—	1,046

Income (loss) before income taxes	(941)	—	(941)
Income tax expense (benefit)	(325)	—	(325)

Income (loss) from discontinued operations	$(616)	$—	$(616)

	Year Ended December 31, 2007
(in thousands)	RML	TexCap	Total

Revenues	$(369)	$424	$55
Expenses	3,645	1,018	4,663
Gain on disposal	—	1,662	1,662

Income (loss) before income taxes	(4,014)	1,068	(2,946)
Income tax expense (benefit)	(1,379)	364	(1,015)

Income (loss) from discontinued operations	$(2,635)	$704	$(1,931)

	Year Ended December 31, 2006
(in thousands)	RML	TexCap	Total

Revenues	$16,210	$3,801	$20,011
Expenses	16,504	3,583	20,087
Loss on disposal	(13)	—	(13)

Income (loss) before income taxes	(307)	218	(89)
Income tax expense (benefit)	(106)	74	(32)

Income (loss) from discontinued operations	$(201)	$144	$(57)

19.	Fair Value Disclosures

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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include US Treasuries that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include US government and agency mortgage-backed debt securities, corporate securities, municipal bonds, and Community Reinvestment Act funds. This category also includes impaired loans and OREO where collateral values have been based on third party appraisals and derivative assets and liabilities where values are based on internal cash flow models supported by market data inputs.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation. This category generally includes certain mortgage loans that are transferred from loans held for sale to loans held for investment at a lower of cost or fair value.

Assets and liabilities measured at fair value at December 31, 2008 are as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3

Available for sale securities:(1)
Treasuries	$28,296	$—	$—
Mortgage-backed securities	—	291,716	—
Corporate securities	—	4,810	—
Municipals	—	46,531	—
Other	—	7,399	—
Loans(2)(4)	—	26,773	6,340
Other real estate owned (OREO)(3)(4)	—	25,904	—
Derivative asset	—	2,767	—
Derivative liability	—	(2,767)	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Includes certain mortgage loans that have been transferred to loans held for investment from loans held for sale at the lower of cost or market. Also, includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(3)	Other real estate owned is transferred from loans to OREO at the lower of cost or market.

(4)	Fair value of loans and OREO is measured on a nonrecurring basis.

During the year ended December 31, 2008, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans at December 31, 2008 with a carrying value of $33.2 million were reduced by specific valuation allowance allocations totaling $6.4 to a total reported fair value of $26.8 million based on collateral valuations utilizing Level 2 valuation inputs.

Level 3 Valuations

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. Currently, we measure fair value for certain loans on a nonrecurring basis as described below.

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

20.	Derivative Financial Instruments

The fair value of derivative positions outstanding is included in other assets and other liabilities in the accompaning consolidated balance sheets.

During 2008, we entered into certain interest rate derivative positions that are not designated as hedging instruments. These derivative positions relate to transactions in which we enter into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations.

The notional amounts and estimated fair values of interest rate derivative positions outstanding at December 31, 2008 presented in the following table (in thousands):

	Notional Amount	Estimated Fair Value

Non-hedging interest rate derivative:
Commercial loan/lease interest rate swaps	$50,150	$2,767
Commercial loan/lease interest rate swaps	$(50,150)	$(2,767)

The weighted-average receive and pay interest rates for interest rate swaps outstanding at December 31, 2008 were as follows:

	Weighted-Average
	Interest Rate Received	Interest Rate Paid

Non-hedging interest rate swaps	5.85%	2.75%

Our credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, relating to interest rate swaps was approximately $2.8 million at December 31, 2008, all of which relates to bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values.

21.	Subsequent Event

On January 16, 2009, we completed the issuance of $75 million of Series A perpetual preferred stock and related warrants to the U.S. Department of Treasury under its voluntary Capital Purchase Program. The Series A perpetual preferred stock has a cumulative dividend of 5% per annum for the first five years and 9% per annum thereafter, unless redeemed. The liquidation amount is $1,000 per share. The warrants represent the right to purchase 758,086 shares of our common stock at an initial exercise price of $14.84 per share.

22.	New Accounting Standards

Statements of Financial Accounting Standards

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 5,”  (“SFAS 160”) amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for us on January 1, 2009 and is not expected to have a significant impact on our financial statements.

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,”  (“SFAS 161”) amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and enhance the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair values of derivative instruments and their gains and losses and disclosures about credit-risk-related contingent features of the derivative instruments and their potential impact on an entity’s liquidity. SFAS 161 is effective for us on January 1, 2009 and is not expected to have a significant impact on our financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We have established and maintain disclosure controls and other procedures that are designed to ensure that material information relating to us and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. For the period covered in this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

The Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Texas Capital Bancshares, Inc.

We have audited Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Texas Capital Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Texas Capital Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Texas Capital Bancshares, Inc. and our report dated February 18, 2009 expressed an unqualified opinion thereon.

Dallas, Texas
February 17, 2009

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 19, 2009, which proxy materials will be filed with the SEC no later than April 9, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 19, 2009, which proxy materials will be filed with the SEC no later than April 9, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 19, 2009, which proxy materials will be filed with the SEC no later than April 9, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 19, 2009, which proxy materials will be filed with the SEC no later than April 9, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 19, 2009, which proxy materials will be filed with the SEC no later than April 9, 2009.

ITEM 15.	EXHIBITS

(a)	Documents filed as part of this report

(1) All financial statements

Independent Registered Public Accounting Firms’ Report of Ernst & Young LLP

(2) All financial statements required by Item 8

Independent Registered Public Accounting Firms’ Report of Ernst & Young LLP

(3)	Exhibits

2.1	Agreement and Plan to Consolidate Texas Capital Bank with and into Resource Bank, National Association and under the Title of “Texas Capital Bank, National Association,” which is incorporated by reference to Exhibit 2.1 to our registration statement on Form 10 dated August 24, 2001
2.2	Amendment to Agreement and Plan to Consolidate, which is incorporated by reference to Exhibit 2.2 to our registration statement on Form 10 dated August 24, 2001
3.1	Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1 to our registration statement on Form 10 dated August 24, 2001
3.2	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.2 to our registration statement on Form 10 dated August 24, 2001

3.3	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.3 to our registration statement on Form 10 dated August 24, 2001
3.4	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.4 to our registration statement on Form 10 dated August 24, 2001
3.5	Amended and Restated Bylaws of Texas Capital Bancshares, Inc. which is incorporated by reference to Exhibit 3.5 to our registration statement on Form 10 dated August 24 ,2001
3.6	First Amendment to Amended and Restated Bylaws of Texas Capital Bancshares, Inc. which is incorporate by reference to Current Report on Form 8-K dated July 18, 2007
3.7	Certificate of Designations for the Issuance of Preferred Stock under the U.S. Treasury’s Capital Purchase Program, which is incorporated by reference to our Current Report on Form 8-K dated January 16, 2009
4.1	Texas Capital Bancshares, Inc. 1999 Omnibus Stock Plan, which is incorporated by reference to Exhibit 4.1 to our registration statement on Form 10 dated August 24, 2001
4.2	Texas Capital Bancshares, Inc. 2006 Employee Stock Purchase Plan, which is incorporated by reference to our registration statement on Form S-8 dated February 3, 2006
4.3	Texas Capital Bancshares, Inc. 2005 Long-Term Incentive Plan, which is incorporated by reference to our registration statement on Form S-8 dated June 3, 2005
4.4	Placement Agreement by and between Texas Capital Bancshares Statutory Trust I and SunTrust Capital Markets, Inc., which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.5	Certificate of Trust of Texas Capital Bancshares Statutory Trust I, dated November 12, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.6	Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, Texas Capital Bancshares, Inc. and Joseph M. Grant, Raleigh Hortenstine III and Gregory B. Hultgren, dated November 19, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.7	Indenture dated November 19, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.8	Guarantee Agreement between Texas Capital Bancshares, Inc. and State Street Bank and Trust of Connecticut, National Association dated November 19, 2002, which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.9	Placement Agreement by and among Texas Capital Bancshares, Inc., Texas Capital Statutory Trust II and Sandler O’Neill & Partners, L.P., which is incorporated by reference to our Current Report Form 8-K dated June 11, 2003
4.10	Certificate of Trust of Texas Capital Statutory Trust II, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.11	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, Texas Capital Bancshares, Inc., and Joseph M. Grant and Gregory B. Hultgren, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.12	Indenture between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.13	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.14	Amended and Restated Declaration of Trust for Texas Capital Statutory Trust III by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Texas Capital Bancshares, Inc. as Sponsor, and the Administrators named therein, dated as of October 6, 2005, which is incorporated by reference to our Current Report on Form 8-K dated October 13, 2005
4.15	Indenture between Texas Capital Bancshares, Inc., as Issuer, and Wilmington Trust Company, as Trustee, for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, dated as of October 6, 2005, which is incorporated by reference to our Current Report on Form 8-K dated October 13, 2005

4.16	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of October 6, 2005, which is incorporated by reference to our Current Report on Form 8-K dated October 13, 2005
4.17	Amended and Restated Declaration of Trust for Texas Capital Statutory Trust IV by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Texas Capital Bancshares, Inc. as Sponsor, and the Administrators named therein, dated as of April 28, 2006, which is incorporated by reference to our Current Report on Form 8-K dated May 3, 2006
4.18	Indenture between Texas Capital Bancshares, Inc., as Issuer, and Wilmington Trust Company, as Trustee, for Floating Rate Junior Subordinated Deferrable Interest Debentures dated as of April 28, 2006, which is incorporated by reference to our Current Report on Form 8-K dated May 3, 2006
4.19	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of April 28, 2006, which is incorporated by reference to our Current Report on Form 8-K dated May 3, 2006
4.20	Amended and Restated Trust Agreement for Texas Capital Statutory Trust V by and among Wilmington Trust Company, as Property Trustee and Delaware Trustee, Texas Capital Bancshares, Inc., as Depositor, and the Administrative Trustees named therein, dated as of September 29, 2006, which is incorporated by reference to our Current Report on Form 8-K dated October 5, 2006
4.21	Junior Subordinated Indenture between Texas Capital Bancshares, Inc. and Wilmington Trust Company, as Trustee, for Floating Rate Junior Subordinated Note dated as of September 29, 2006, which is incorporated by reference to our Current Report on Form 8-K dated October 5, 2006
4.22	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of September 29, 2006, which is incorporated by reference to our Current Report on Form 8-K dated October 5, 2006
10.1	Deferred Compensation Agreement, which is incorporated by reference to Exhibit 10.2 to our registration statement on Form 10-K dated August 24, 2001+
10.2	Amended and Restated Deferred Compensation Agreement Irrevocable Trust dated as of November 2, 2004, by and between Texas Capital Bancshares, Inc. and Texas Capital Bank, National Association, which is incorporated by reference to our Annual Report on Form 10-K dated March 14, 2005.+
10.3	Chairman Emeritus and Consulting Agreement between Joseph M. Grant and Texas Capital Bancshares, Inc., dated April 8, 2008, which is incorporated by reference to our Form 10-Q dated May 2, 2008.+
10.4	Executive Employment Agreement between George F. Jones, Jr. and Texas Capital Bancshares, Inc. dated December 31, 2008, which is incorporated by reference to our Current Report on Form 8-K dated January 6, 2009+
10.5	Executive Employment Agreement between C. Keith Cargill and Texas Capital Bancshares, Inc. dated December 31, 2008, which is incorporated by reference to our Current Report on Form 8-K dated January 6, 2009+
10.6	Executive Employment Agreement between Peter Bartholow and Texas Capital Bancshares, Inc. dated December 31, 2008, which is incorporated by reference to our Current Report on Form 8-K dated January 6, 2009+
10.7	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and George F. Jones, Jr., which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.8	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and C. Keith Cargill, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.9	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and Peter B. Bartholow, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+

10.10	Texas Capital Bancshares, Inc. 1999 Omnibus Stock Plan, which is incorporated by reference to Exhibit 4.1 to our registration statement on Form 10 dated August 24, 2001
10.11	Texas Capital Bancshares, Inc. 2006 Employee Stock Purchase Plan, which is incorporated by reference to our registration statement on Form S-8 dated February 3, 2006
10.12	Texas Capital Bancshares, Inc. 2005 Long-Term Incentive Plan, which is incorporated by reference to our registration statement on Form S-8 dated June 3, 2005
10.13	Credit Agreement between Texas Capital Bancshares, Inc. and KeyBank National Association, dated as of September 27, 2007, which is incorporated by reference to our Current Report on Form 8-K dated October 1, 2007
10.14	Letter Agreement between Texas Capital Bancshares, Inc. and the United States Department of the Treasury dated as of January 16, 2009, which is incorporated by reference to our Current Report on Form 8-K dated January 16, 2009
12.1	Calculation of ratios of earnings to fixed charges and preferred dividends*
21	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP*
24.1	Power of Attorney**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*

*	Filed herewith

+	Management contract or compensatory plan arrangement

**	Included on signature page of this Form 10-K

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TEXAS CAPITAL BANCSHARES, INC.

By:	/s/ GEORGE F. JONES, JR.
George F. Jones, Jr.
President and Chief Executive Officer

Date: February 19, 2009

/s/  JAMES R. HOLLAND, JR.
James R. Holland, Jr.
Chairman of the Board and Director

Date: February 19, 2009

/s/  GEORGE F. JONES, JR.
George F. Jones, Jr.
President, Chief Executive Officer and Director
(principal executive officer)

Date: February 19, 2009

/s/  PETER BARTHOLOW
Peter Bartholow
Executive Vice President, Chief Financial Officer and Director
(principal financial officer)

Date: February 19, 2009

/s/  JULIE ANDERSON
Julie Anderson
Controller
(principal accounting officer)

Date: February 19, 2009

/s/  JOSEPH M. GRANT
Joseph M. Grant
Director

Date: February 19, 2009

/s/  FREDERICK B. HEGI, JR.
Frederick B. Hegi, Jr.
Director

Date: February 19, 2009

/s/  LARRY L. HELM
Larry L. Helm
Director

Date: February 19, 2009

/s/  WALTER W. MCALLISTER III
Walter W. McAllister III
Director

Date: February 19, 2009

/s/  LEE ROY MITCHELL
Lee Roy Mitchell
Director

Date: February 19, 2009

/s/  STEVEN P. ROSENBERG
Steven P. Rosenberg
Director

Date: February 19, 2009

/s/  JOHN C. SNYDER
John C. Snyder
Director

Date: February 19, 2009

/s/  ROBERT W. STALLINGS
Robert W. Stallings
Director

Date: February 19, 2009

/s/  IAN J. TURPIN
Ian J. Turpin
Director

Date: February 19, 2009