Form 10-Q
period 2009-03-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2009-04-23
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     On April 22, 2009, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share	31,014,158

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended March 31, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(In thousands except per share data)

	Three months ended
	March 31
	2009	2008
Interest income
Interest and fees on loans	$51,912	$61,897
Securities	3,851	4,860
Federal funds sold	15	40
Deposits in other banks	28	12

Total interest income	55,806	66,809
Interest expense
Deposits	11,579	21,724
Federal funds purchased	618	2,950
Repurchase agreements	14	322
Other borrowings	1,178	3,327
Trust preferred subordinated debentures	1,200	1,887

Total interest expense	14,589	30,210

Net interest income	41,217	36,599
Provision for loan losses	8,500	3,750

Net interest income after provision for loan losses	32,717	32,849
Non-interest income
Service charges on deposit accounts	1,525	1,117
Trust fee income	884	1,216
Bank owned life insurance (BOLI) income	274	311
Brokered loan fees	1,906	473
Equipment rental income	1,456	1,516
Other	855	1,050

Total non-interest income	6,900	5,683
Non-interest expense
Salaries and employee benefits	16,219	15,342
Net occupancy expense	2,754	2,365
Leased equipment depreciation	1,123	1,193
Marketing	555	677
Legal and professional	2,071	1,826
Communications and data processing	836	854
Other	6,748	4,020

Total non-interest expense	30,306	26,277

Income from continuing operations before income taxes	9,311	12,255
Income tax expense	3,186	4,225

Income from continuing operations	6,125	8,030
Loss from discontinued operations (after-tax)	(95)	(148)

Net income	6,030	7,882
Preferred stock dividends	930	—
	-
Net income available to common stockholders	$5,100	$7,882

Basic earnings per common share:
Income from continuing operations	$.17	$.30
Net income	$.16	$.30

Diluted earnings per common share:
Income from continuing operations	$.17	$.30
Net income	$.16	$.30
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and due from banks	$60,631	$77,887
Federal funds sold	10,000	4,140
Securities, available-for-sale	361,898	378,752
Loans held for sale	426,982	496,351
Loans held for sale from discontinued operations	591	648
Loans held for investment (net of unearned income)	4,019,247	4,027,871
Less: Allowance for loan losses	52,727	46,835

Loans held for investment, net	3,966,520	3,981,036
Premises and equipment, net	8,457	9,467
Accrued interest receivable and other assets	167,795	184,242
Goodwill and intangible assets, net	7,648	7,689

Total assets	$5,010,522	$5,140,212

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$608,939	$587,161
Interest bearing	1,984,946	2,245,991
Interest bearing in foreign branches	417,075	500,035

Total deposits	3,010,960	3,333,187

Accrued interest payable	5,181	6,421
Other liabilities	22,202	19,518
Federal funds purchased	514,270	350,155
Repurchase agreements	62,892	77,732
Other short-term borrowings	809,621	812,720
Long-term borrowings	—	40,000
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	4,538,532	3,992,311

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value
Authorized shares — 10,000,000
Issued shares — 75,000 at March 31, 2009	70,984	—
Common stock, $.01 par value:
Authorized shares — 100,000,000
Issued shares –31,014,575 and 30,971,189 at March 31, 2009 and December 31, 2008, respectively	310	310
Additional paid-in capital	260,647	255,051
Retained earnings	134,951	129,851
Treasury stock (shares at cost: 417 at March 31, 2009 and 84,691 at December 31, 2008)	(8)	(581)
Deferred compensation	—	573
Accumulated other comprehensive income, net of taxes	5,106	1,869

Total stockholders’ equity	471,990	387,073

Total liabilities and stockholders’ equity	$5,010,522	$5,140,212

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED
(In thousands except share data)

	Preferred Stock		Common Stock				Treasury Stock
										Accumulated
										Other
					Additional					Comprehensive
	`				Paid-in	Retained			Deferred	Income (Loss),
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	Net of Taxes	Total
Balance at December 31, 2007	—	$—	26,389,548	$264	$190,175	$105,585	(84,691)	$(581)	$573	$(878)	$295,138
Comprehensive income:	—	—
Net income (unaudited)	—	—	—	—	—	7,882	—	—	—	—	7,882
Change in unrealized loss on available-for-sale securities, net of taxes of $2,828 (unaudited)	—	—	—	—	—	—	—	—	—	5,252	5,252

Total comprehensive income (unaudited)											13,134
Tax benefit related to exercise of stock options (unaudited)	—	—	—	—	677	—	—	—	—	—	677
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	1,295	—	—	—	—	—	1,295
Issuance of stock related to stock-based awards (unaudited)	—	—	242,215	2	1,770	—	—	—	—	—	1,772

Balance at March 31, 2008 (unaudited)	—	$—	26,631,763	$266	$193,917	$113,467	(84,691)	$(581)	$573	$4,374	$312,016

Balance at December 31, 2008	—	$—	30,971,189	$310	$255,051	$129,851	(84,691)	$(581)	$573	$1,869	$387,073
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	6,030	—	—	—	—	6,030
Change in unrealized loss on available-for-sale securities, net of taxes of $1,743 (unaudited)	—	—	—	—	—	—	—	—	—	3,237	3,237

Total comprehensive income (unaudited)											9,267
Tax expense related to exercise of stock options (unaudited)	—	—	—	—	(201)	—	—	—	—	—	(201)
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	1,428	—	—	—	—	—	1,428
Deferred compensation	—	—	—	—	—	—	(84,274)	573	(573)	—	—
Issuance of stock related to stock-based awards (unaudited)	—	—	43,386	—	205	—	—	—	—	—	205
Issuance of preferred stock and related warrant (unaudited)	75,000	70,836	—	—	4,164	—	—	—	—	—	75,000
Preferred stock dividend and accretion of preferred stock discount (unaudited)	—	148	—	—	—	(930)	—	—	—	—	(782)

Balance at March 31, 2009 (unaudited)	75,000	$70,984	31,014,575	$310	$260,647	$134,951	(417)	$(8)	$—	$5,106	$471,990

     See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Three months ended
	March 31
	2009	2008
Operating activities
Net income from continuing operations	$6,125	$8,030
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	8,500	3,750
Depreciation and amortization	2,993	1,878
Amortization and accretion on securities	65	73
Bank owned life insurance (BOLI) income	(274)	(311)
Stock-based compensation expense	1,428	1,295
Tax benefit from stock option exercises	(201)	677
Excess tax benefits from stock-based compensation arrangements	(82)	(1,935)
Originations of loans held for sale	(3,950,363)	(1,330,485)
Proceeds from sales of loans held for sale	4,019,732	1,264,033
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	15,598	4,305
Accrued interest payable and other liabilities	(778)	(11,478)

Net cash provided by (used in) operating activities of continuing operations	102,743	(60,168)
Net cash provided by (used in) operating activities of discontinued operations	(38)	1,176

Net cash provided by (used in) operating activities	102,705	(58,992)

Investing activities
Purchases of available-for-sale securities	—	(2,580)
Maturities and calls of available-for-sale securities	3,500	7,600
Principal payments received on available-for-sale securities	18,268	17,593
Net (increase) decrease in loans held for investment	6,016	(34,136)
Purchase of premises and equipment, net	(819)	(247)

Net cash provided by (used in) investing activities of continuing operations	26,965	(11,770)

Financing activities
Net increase (decrease) in deposits	(322,227)	88,936
Proceeds from issuance of stock related to stock-based awards	205	1,772
Proceeds from issuance of preferred stock and related warrants	75,000	—
Dividends paid	(302)	—
Net increase (decrease) in other borrowings	(57,939)	232
Excess tax benefits from stock-based compensation arrangements	82	1,935
Net increase (decrease) in federal funds purchased	164,115	(32,601)

Net cash provided by (used in) financing activities of continuing operations	(141,066)	60,274

Net decrease in cash and cash equivalents	(11,396)	(10,488)
Cash and cash equivalents at beginning of period	82,027	89,463

Cash and cash equivalents at end of period	$70,631	$78,975

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$15,038	$30,098
Cash paid during the period for income taxes	20	5,631
Non-cash transactions:
Transfers from loans/leases to other repossessed assets	1,597	1,784
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(1) OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Texas Capital Bancshares, Inc. (“the Company”), a Delaware bank holding company, was incorporated in November 1996 and commenced operations in March 1998. The consolidated financial statements of the Company include the accounts of Texas Capital Bancshares, Inc. and its wholly owned subsidiary, Texas Capital Bank, National Association (the “Bank”). The Bank currently provides commercial banking services to its customers in Texas and concentrates on middle market commercial and high net worth customers.
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
The consolidated interim financial statements have been prepared without audit. Certain information and footnote disclosures presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make interim financial information not misleading. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on February 19, 2009 (the “2008 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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
Accumulated Other Comprehensive Income (Loss), net
Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income (loss), net. Accumulated comprehensive income (loss), net for the three months ended March 31, 2009 and 2008 is reported in the accompanying consolidated statements of changes in stockholders’ equity. We had comprehensive income of $9.3 million for the three months ended March 31, 2009 and comprehensive income of $13.1 million for the three months ended March 31, 2008. Comprehensive income during the three months ended March 31, 2009 included a net after-tax gain of $3.2 million, and comprehensive income during the three months ended March 31, 2008 included a net after-tax gain of $5.3 million due to changes in the net unrealized gains/losses on securities available-for-sale.
Fair Values of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments do not include the value of anticipated future business or the value of assets and liabilities not considered financial instruments. Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”). The adoption of SFAS 157 did not have an impact on our financial statements except for the expanded disclosures noted in Note 9 — Fair Value Disclosures.
(2) EARNINGS PER COMMON SHARE
The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended
	March 31
	2009	2008

Numerator:
Net income from continuing operations	$6,125	$8,030
Preferred stock dividends	930	—

Net income from continuing operations available to common shareholders	5,195	8,030
Loss from discontinued operations	(95)	(148)

Net income available to common shareholders	$5,100	$7,882

Denominator:
Denominator for basic earnings per share-weighted average shares	30,984,434	26,466,048
Effect of employee stock options (1)	88,010	61,856

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	31,072,444	26,527,904

Basic earnings per common share from continuing operations	$.17	$.30
Basic earnings per common share from discontinued operations	(.01)	—

Basic earnings per common share	$.16	$.30

Diluted earnings per share from continuing operations	$.17	$.30
Diluted earnings per share from discontinued operations	(.01)	—

Diluted earnings per common share	$.16	$.30

(1)	Stock options outstanding of 2,716,867 at March 31, 2009 and 1,614,748 at March 31, 2008 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Stock options are anti-dilutive when the exercise price is higher than the average market price of our common stock.
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
Our net unrealized gain on the available-for-sale securities portfolio value increased from a gain of $2.9 million, which represented 0.77% of the amortized cost at December 31, 2008, to a gain of $7.9 million, which represented 2.22% of the amortized cost at March 31, 2009.

The following table discloses, as of March 31, 2009, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasuries	$24,999	$(1)	$—	$—	$24,999	$(1)
Mortgage-backed securities	19,170	(108)	3,571	(197)	22,741	(305)
Corporate securities	4,746	(254)	—	—	4,746	(254)
Municipals	3,154	(49)	—	—	3,154	(49)

	$52,069	$(412)	$3,571	$(197)	$55,640	$(609)

At March 31, 2009, the number of investment positions in this unrealized loss position totals 15. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments for a period of time sufficient to allow for a recovery in market value, and (2) it is not probable that we will be unable to collect the amounts contractually due. The unrealized losses noted are interest rate related, and losses have decreased as rates decreased in 2008. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.
(4) LOANS AND ALLOWANCE FOR LOAN LOSSES
At March 31, 2009 and December 31, 2008, loans were as follows (in thousands):

	March 31,	December 31,
	2009	2008

Commercial	$2,227,628	$2,276,054
Construction	687,013	667,437
Real estate	1,011,787	988,784
Consumer	29,051	32,671
Leases	87,623	86,937

Gross loans held for investment	4,043,102	4,051,883
Deferred income (net of direct origination costs)	(23,855)	(24,012)
Allowance for loan losses	(52,727)	(46,835)

Total loans held for investment, net	$3,966,520	$3,981,036

We continue to lend primarily in Texas. As of March 31, 2009, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased selected loan participations and interests in certain syndicated credits and United States Department of Agriculture (“USDA”) government guaranteed loans. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

Non-Performing Assets
Non-performing loans and leases at March 31, 2009, December 31, 2008 and March 31, 2008 are summarized as follows (in thousands):

	March 31,	December 31,	March 31,
	2009	2008	2008

Non-accrual loans: (1) (3)
Commercial	$13,459	$15,676	$5,570
Construction	29,493	22,362	4,380
Real estate	3,594	6,239	3,381
Consumer	86	296	86
Equipment leases	4,051	2,926	147

Total non-accrual loans	50,683	47,499	13,564

Loans past due (90 days) (2) (3)	4,637	4,115	5,199
Other repossessed assets:
Other real estate owned (3)	27,501	25,904	3,126
Other repossessed assets	1,391	25	25

Total other repossessed assets	28,892	25,929	3,151

Total non-performing assets	$84,212	$77,543	$21,914

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal.

(2)	At March 31, 2009, $1.7 million of the loans past due 90 days and still accruing are premium finance loans. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(3)	At March 31, 2009, non-performing assets include $4.0 million of mortgage warehouse loans that were transferred to our loans held for investment portfolio at lower of cost or market, and some subsequently moved to other real estate owned.
At March 31, 2009, our total non-accrual loans were $50.7 million. Of these, $13.4 million were characterized as commercial loans. This included a $6.7 million residence rehabilitation loan secured by single family residences, a $4.4 million manufacturing loan secured by the assets of the borrower and $2.1 million in auto dealer loans secured by the borrower’s accounts receivable and inventory. Non-accrual loans also included $29.5 million characterized as construction loans. This included an $8.9 million residential real estate development loan secured by fully-developed residential lots and unimproved land. Also included in this category is a $6.7 million commercial real estate loan secured by undeveloped lots, a $5.1 million commercial real estate loan secured by unimproved land, a $3.8 million commercial real estate loan secured by retail property and a $1.7 million commercial real estate loan secured by unimproved lots. Non-accrual loans also included $3.6 million characterized as real estate loans, $2.7 of which relates to single family mortgages that were originated in our mortgage warehouse operation. Each of these loans were reviewed for impairment and specific reserves were allocated as necessary and included in the allowance for loan losses as of March 31, 2009 to cover any probable loss.
At March 31, 2009, our other real estate owned (“OREO”) totaled $27.5 million. This included an unimproved commercial real estate lot valued at $7.5 million, commercial real estate property consisting of single family residences and developed lots valued at $5.0 million, commercial real estate property consisting of single family residences and a mix of lots at various levels of completion valued at $4.3 million, an unimproved commercial real estate lot valued at $2.9 million and an office building valued at $2.6 million.

Allowance for Loan Losses
Activity in the allowance for loan losses was as follows (in thousands):

	Three months ended
	March 31,
	2009	2008

Balance at the beginning of the period	$46,835	$32,821
Provision for loan losses	8,500	3,750
Net charge-offs:
Loans charged-off	2,636	3,120
Recoveries	28	570

Net charge-offs	2,608	2,550

Balance at the end of the period	$52,727	$34,021

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

(In thousands)	March 31, 2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$3,773,847
Standby letters of credit	70,128
(6) REGULATORY MATTERS
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

We participated in the U.S. Treasury Capital Purchase Program in the first quarter 2009 and issued $75 million of Series A preferred stock and related warrants. The new capital qualifies as Tier 1 capital and significantly increased our Tier 1 and total capital ratios. For additional information regarding the preferred stock and warrant, see Note 10 to the consolidated financial statements.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of March 31, 2009 and 2008. As of June 30, 2008, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

	March 31,
	2009	2008

Risk-based capital:
Tier 1 capital	11.87%	9.68%
Total capital	12.97%	10.75%
Leverage	10.95%	9.39%
(7) STOCK-BASED COMPENSATION
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
We recognized stock-based compensation expense of $1.4 million and $1.3 million for the three months ended March 31, 2009 and 2008, respectively. The amount for the three months ended March 31, 2009 is comprised of $179,000 related to unvested options issued prior to the adoption of SFAS 123R, $395,000 related to SARs issued in 2006, 2007 and 2008, and $853,000 related to restricted stock units (“RSUs”) issued in 2006, 2007, 2008 and 2009. Unrecognized stock-based compensation expense related to unvested options issued prior to adoption of SFAS 123R is $668,000 pre-tax. At March 31, 2009, the weighted average period over which this unrecognized expense is expected to be recognized was 1.1 years. Unrecognized stock-based compensation expense related to grants during 2006, 2007, 2008 and 2009 is $14.8 million. At March 31, 2009, the weighted average period over which this unrecognized expense is expected to be recognized was 2.0 years.
(8) DISCONTINUED OPERATIONS
Subsequent to the end of the first quarter of 2007, we and the purchaser of our residential mortgage loan division (RML) agreed to terminate and settle the contractual arrangements related to the sale of the division, which had been completed as of the end of the third quarter of 2006. Historical operating results of RML are reflected as discontinued operations in the financial statements.
During the three months ended March, 31, 2009 and March 31, 2008, the loss from discontinued operations was $95,000 and $148,000, net of taxes, respectively. The 2009 losses are primarily related to continuing legal and salary expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $591,000 in loans held for sale from discontinued operations that are carried at the estimated market value at quarter-end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of March 31, 2009 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.
(9) FAIR VALUE DISCLOSURES
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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include U.S. Treasuries that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include U.S. government and agency mortgage-backed debt securities, corporate securities, municipal bonds, and Community Reinvestment Act funds. This category also includes impaired loans and OREO where collateral values have been based on third party appraisals and derivative assets and liabilities where values are based on internal cash flow models supported by market data inputs.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation. This category generally includes certain mortgage loans that are transferred from loans held for sale to loans held for investment at a lower of cost or fair value.

Assets and liabilities measured at fair value at March 31, 2009 are as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3

Available for sale securities: (1)
Treasuries	$24,999	$—	$—
Mortgage-backed securities	—	277,210	—
Corporate securities	—	4,746	—
Municipals	—	47,404	—
Other	—	7,539	—
Loans (2) (4)	—	42,486	7,212
OREO (3) (4)	—	27,501	—
Derivative asset (5)	—	3,661	—
Derivative liability (5)	—	(3,661)	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Includes certain mortgage loans that have been transferred to loans held for investment from loans held for sale at the lower of cost or market. Also, includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(3)	Other real estate owned is transferred from loans to OREO at fair value less selling costs.

(4)	Fair value of loans and OREO is measured on a nonrecurring basis.

(5)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.
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
(10) STOCKHOLDERS’ EQUITY
On January 16, 2009, we completed the issuance of $75 million of Series A perpetual preferred stock and related warrant under the U.S. Department of Treasury’s voluntary Capital Purchase Program (“CPP”). The perpetual preferred stock has a cumulative dividend of 5% per annum for five years and, unless redeemed, 9% thereafter. The liquidation amount is $1,000 per share. The warrants represent the right to purchase 758,086 shares of our common stock at an initial exercise price of $14.84 per share.
The proceeds were recorded in equity based on the relative fair value of the preferred stock and the related warrants, which were $70.8 million for the preferred stock and $4.2 million for the warrant. The fair value of the preferred shares was calculated using a discounted cash flow analysis. The discount rate used in the analysis was based on a group of similarly rated preferred securities in the banking sector. The fair value of the warrant was calculated using a Black-Scholes option pricing model. The warrant valuation model required several inputs, including the risk free rate, and volatility factor. In addition to the Black-Scholes method we applied the Binomial Lattice Model and determined there was no material difference in value between the two methods. The resulting discount from the liquidation (par) amount of the preferred shares will be accreted over five years through January 2014 using a constant effective yield. The cash dividend combined with the accretion of the discount results in an effective preferred dividend rate of 6.01%.
Preferred stock dividends, including the accretion of the discount, were $930,000 for the first quarter in 2009.

(11) SUBSEQUENT EVENTS
On April 15, 2009, we filed a universal shelf registration on Form S-3 which allows us to issue from time to time up to $150 million of various debt and equity securities such as senior debt securities, subordinated debt securities, convertible debt, preferred stock, common stock, warrants, and units. As long as any shares of our Series A Preferred Stock are outstanding, the consent of 66 2/3% of the outstanding shares of Series A Preferred Stock would be required to issue any shares of capital stock that would rank senior to our Series A Preferred Stock.
(12) NEW ACCOUNTING PRONOUNCEMENTS
SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 5,” (“SFAS 160”) amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 was effective for us on January 1, 2009 and did not have a significant impact on our financial statements.
SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” (“SFAS 161”) amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and enhance the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair values of derivative instruments and their gains and losses and disclosures about credit-risk-related contingent features of the derivative instruments and their potential impact on an entity’s liquidity. SFAS 161 was effective for us on January 1, 2009 and did not have a significant impact on our financial statements.
The FASB issued three related Staff Positions to clarify the application of SFAS 157 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. The final Staff Positions are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three Staff Positions or both the fair-value measurements and other-than-temporary impairment Staff Positions are adopted simultaneously. None are expected to have a significant impact on our financial statements, but each is described in more detail below.
FASB Staff Position (FSP) 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale), between market participations at the measurement date under current market conditions.
FSP 115-2 and FSP 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.
FAS 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized information in interim reporting periods.

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended			For the three months ended
	March 31, 2009			March 31, 2008
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Assets
Securities — taxable	$321,802	$3,431	4.32%	$380,257	$4,424	4.68%
Securities — non-taxable(2)	46,055	646	5.69%	48,144	671	5.61%
Federal funds sold	14,923	15	0.41%	4,714	40	3.41%
Deposits in other banks	11,207	28	1.01%	1,251	12	3.86%
Loans held for sale from continuing operations	587,401	6,487	4.48%	171,672	2,610	6.11%
Loans	4,022,180	45,425	4.58%	3,483,840	59,287	6.84%
Less reserve for loan losses	46,686	—	—	33,519	—	—

Loans, net of reserve	4,562,895	51,912	4.61%	3,621,993	61,897	6.87%

Total earning assets	4,956,882	56,032	4.58%	4,056,359	67,044	6.65%
Cash and other assets	238,723			207,595

Total assets	$5,195,605			$4,263,954

Liabilities and Stockholders’ Equity
Transaction deposits	$129,850	$44	0.14%	$108,349	$145	0.54%
Savings deposits	745,355	1,420	0.77%	790,185	5,118	2.61%
Time deposits	1,277,824	8,066	2.56%	727,494	7,875	4.35%
Deposits in foreign branches	444,549	2,049	1.87%	956,603	8,586	3.61%

Total interest bearing deposits	2,597,578	11,579	1.81%	2,582,631	21,724	3.38%
Other borrowings	1,367,691	1,810	.54%	773,149	6,599	3.43%
Trust preferred subordinated debentures	113,406	1,200	4.29%	113,406	1,887	6.69%

Total interest bearing liabilities	4,078,675	14,589	1.45%	3,469,186	30,210	3.50%
Demand deposits	636,704			469,299
Other liabilities	23,619			22,071
Stockholders’ equity	456,607			303,398

Total liabilities and stockholders’ equity	$5,195,605			$4,263,954

Net interest income		$41,443			$36,834

Net interest margin			3.39%			3.65%
Net interest spread			3.13%			3.15%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

Additional information from discontinued operations:
Loans held for sale	$647			$731
Borrowed funds	647			731
Net interest income		$14			$13
Net interest margin — consolidated			3.39%			3.65%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements and financial analysis contained in this document that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements may be contained in our future filings with SEC, in press releases, and in oral and written statements made by or with our approval that are not statements of historical fact and constitute forward-looking statement within the meaning of the Act. Forward-looking statements describe our future plans, strategies and expectations and are based on certain assumptions. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
Forward-looking statements involve risks and uncertainties, many of which are beyond our control that may cause actual results to differ materially from those in such statements. The important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following:
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
Forward-looking statements speak only as of the date on which such statements are made. We have no obligation to update or revise any forward-looking statements as a result of new information or future events. In light of these assumptions, risks and uncertainties, the events discussed in any forward-looking statements in this annual report might not occur.
Results of Operations
Except as otherwise noted, all amounts and disclosures throughout this document reflect continuing operations. See Part I, Item 1 herein for a discussion of discontinued operations at Note (8) — Discontinued Operations.
Summary of Performance
We reported net income of $6.1 million for the first quarter of 2009 compared to $8.0 million for the first quarter of 2008. We reported net income available to common shareholders of $5.2 million, or $.17 per diluted common share, for the first quarter of 2009 compared to $8.0 million, or $.30 per diluted common share, for the first quarter of 2008. Return on average equity was 5.44% and return on average assets was .48% for the first quarter of 2009, compared to 10.64% and .76%, respectively, for the first quarter of 2008.

Net income and net income available to common shareholders decreased $1.9 million, or 24%, and $2.8 million, or 35%, respectively, for the three months ended March 31, 2009 compared to the same period in 2008. The decrease during the three months ended March 31, 2009 was primarily the result of a $4.8 million increase in the provision for loan losses and a $4.0 million increase in non-interest expense offset by a $4.6 million increase in net interest income, a $1.2 million increase in non-interest income and a $1.0 million decrease in income tax expense.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income was $41.2 million for the first quarter of 2009, compared to $36.6 million for the first quarter of 2008. The increase was due to an increase in average earning assets of $900.5 million as compared to the first quarter of 2008. The increase in average earning assets included a $538.3 million increase in average loans held for investment and an increase of $415.7 million in loans held for sale, offset by a $60.5 million decrease in average securities. For the quarter ended March 31, 2009, average net loans and securities represented 93% and 7%, respectively, of average earning assets compared to 89% and 11% in the same quarter of 2008.
Average interest bearing liabilities increased $609.5 million from the first quarter of 2008, which included a $14.9 million increase in interest bearing deposits and a $594.5 million increase in other borrowings. The significant increase in average other borrowings is a result of the combined effects of maturities of transaction-specific deposits and growth in loans during the first quarter of 2009. The average cost of interest bearing liabilities decreased from 3.50% for the quarter ended March 31, 2008 to 1.45% for the same period of 2009.
The following table presents the changes (in thousands) in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.

	Three months ended
	March 31, 2009/2008
		Change Due To (1)
	Change	Volume	Yield/Rate
Interest income:
Securities(2)	$(1,018)	$(743)	$(275)
Loans held for sale	3,877	6,234	(2,357)
Loans held for investment	(13,862)	9,418	(23,280)
Federal funds sold	(25)	86	(111)
Deposits in other banks	16	95	(79)

Total	(11,012)	15,090	(26,102)
Interest expense:
Transaction deposits	(101)	30	(131)
Savings deposits	(3,698)	(291)	(3,407)
Time deposits	191	4,408	(4,217)
Deposits in foreign branches	(6,537)	(4,608)	(1,929)
Borrowed funds	(5,476)	5,091	(10,567)

Total	(15,621)	4,630	(20,251)

Net interest income	$4,609	$10,460	$(5,851)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.
Net interest margin from continuing operations, the ratio of net interest income to average earning assets from continuing operations, was 3.39% for the first quarter of 2009 compared to 3.65% for the first quarter of 2008. The decrease was due primarily to the impact of low market interest rates on the contribution of free funds, including demand deposits and stockholders’ equity, to the margin. While the yield on earning assets decreased 207 basis points and the cost of interest bearing liabilities decreased by 205 basis points, reducing the net interest spread, the contribution of free funds declined 26 basis points in a declining rate environment.

Non-interest Income
The components of non-interest income were as follows (in thousands):

	Three months ended March 31
	2009	2008
Service charges on deposit accounts	$1,525	$1,117
Trust fee income	884	1,216
Bank owned life insurance (BOLI) income	274	311
Brokered loan fees	1,906	473
Equipment rental income	1,456	1,516
Other	855	1,050

Total non-interest income	$6,900	$5,683

Non-interest income increased $1.2 million compared to the same quarter of 2008. The increase is primarily related to a $1.4 million increase in brokered loan fees due to an increase in mortgage warehouse volume. Service charges increased $408,000 due to lower earnings credit rates and some increases in fees. These increases were offset by a $332,000 decrease in trust fee income, which is due to the overall lower market values of trust assets.
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
Non-interest Expense
The components of non-interest expense were as follows (in thousands):

	Three months ended March 31
	2009	2008
Salaries and employee benefits	$16,219	$15,342
Net occupancy expense	2,754	2,365
Leased equipment depreciation	1,123	1,193
Marketing	555	677
Legal and professional	2,071	1,826
Communications and data processing	836	854
Other	6,748	4,020

Total non-interest expense	$30,306	$26,277

Non-interest expense for the first quarter of 2009 increased $4.0 million, or 15%, to $30.3 million from $26.3 million, and is primarily attributable to an $877,000 increase in salaries and employee benefits to $16.2 million from $15.3 million, which was primarily due to general business growth.
Occupancy expense for the three months ended March 31, 2009 increased $389,000, or 16%, compared to the same quarter in 2008 related to general business growth.
Legal and professional expense for the three months ended March 31, 2009 increased $245,000, or 13% compared to the same quarter in 2008 mainly related to business growth and continued regulatory and compliance costs. Regulatory and compliance costs continue to be a factor in our expense growth, and we anticipate that they will continue to increase.
Other non-interest expense increased $2.7 million, or 68%, compared to the same period in 2008 mainly related to a $1.1 million increase in OREO-related expenses and increase in FDIC assessment expense of $1.2 million. The FDIC assessment rates have continued to increase and will continue to be a factor in our expense growth.

Analysis of Financial Condition
The aggregate loan portfolio at March 31, 2009 decreased $83.9 million from December 31, 2008 to $4.4 billion. Construction loans, real estate loans and leases increased $19.6 million, $23.0 million and $686,000, respectively. Commercial loans, consumer loans and loans held for sale decreased $48.4 million, $3.6 million and $69.4 million, respectively. Overall end of period decrease in loans held for investment from December 31, 2008 is due to payoffs. However, average loans held for investment increased in the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008. We anticipate that overall loan growth during the remainder of 2009 will be down from prior years as a result of tightened credit standards and reduced demand for credit due to overall economic conditions.
Loans were as follows as of the dates indicated (in thousands):

	March 31,	December 31,
	2009	2008

Commercial	$2,227,628	$2,276,054
Construction	687,013	667,437
Real estate	1,011,787	988,784
Consumer	29,051	32,671
Leases	87,623	86,937

Gross loans held for investment	4,043,102	4,051,883
Deferred income (net of direct origination costs)	(23,855)	(24,012)
Allowance for loan losses	(52,727)	(46,835)

Total loans held for investment, net	3,966,520	3,981,036
Loans held for sale	426,982	496,351

Total	$4,393,502	$4,477,387

We continue to lend primarily in Texas. As of March 31, 2009, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased selected loan participations and interests in certain syndicated credits and USDA government guaranteed loans. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.
Summary of Loan Loss Experience
During the first quarter of 2009, we recorded net charge-offs in the amount of $2.6 million, compared to net charge-offs of $2.6 million for the same period in 2008. The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $52.7 million at March 31, 2009, $46.8 million at December 31, 2008 and $34.0 million at March 31, 2008. This represents 1.31%, 1.16% and 0.97% of loans held for investment (net of unearned income) at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.
The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded an $8.5 million provision for loan losses during the first quarter of 2009 compared to $3.8 million in the first quarter of 2008 and $11.0 million in the fourth quarter of 2008.
The reserve for loan losses is comprised of specific reserves for impaired loans and an estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We regularly evaluate our reserve for loan losses to maintain an adequate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of reserves include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All loan commitments rated substandard or worse and greater than $500,000 are specifically reviewed for impairment. For loans deemed to be impaired, a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans greater than $50,000. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate that portion of the required reserve assigned to unfunded loan commitments. Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.
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

Activity in the allowance for possible loan losses is presented in the following table (in thousands):

	Three months ended	Three months ended	Year ended
	March 31,	March 31,	December 31,
	2009	2008	2008

Beginning balance	$46,835	$32,821	$32,821
Loans charged-off:
Commercial	1,695	3,086	7,395
Real estate — construction	60	—	1,866
Real estate — term	236	5	4,168
Consumer	419	—	193
Leases	226	29	12

Total charge-offs	2,636	3,120	13,634
Recoveries:
Commercial	21	524	759
Real estate — term	—	—	47
Consumer	—	—	13
Leases	7	46	79

Total recoveries	28	570	898

Net charge-offs	2,608	2,550	12,736
Provision for loan losses	8,500	3,750	26,750

Ending balance	$52,727	$34,021	$46,835

Reserve to loans held for investment (2)	1.31%	.97%	1.16%
Net charge-offs to average loans (1)(2)	.26%	.29%	.35%
Provision for loan losses to average loans (1)(2)	.85%	.43%	.73%
Recoveries to total charge-offs	1.06%	18.27%	6.59%
Reserve as a multiple of net charge-offs	20.2x	13.3x	3.7x

Non-performing loans:
Non-accrual (4)	$50,683	$13,564	$47,499
Loans past due 90 days and still accruing (3)(4)	4,637	5,199	4,115

Total	$55,320	$18,763	$51,614

Other real estate owned (4)	$27,501	$3,126	$25,904

Reserve as a percent of non-performing loans (2)	1.0x	1.8x	.9x

(1)	Interim period ratios are annualized.

(2)	Excludes loans held for sale.

(3)	At March 31, 2009, $1.7 million of the loans past due 90 days and still accruing are premium finance loans. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take up to 180 days or longer from the cancellation date.

(4)	At March 31, 2009, non-performing assets include $4.0 million of mortgage warehouse loans which were transferred to the loans held for investment portfolio at lower of cost or market, and some were subsequently moved to other real estate owned.

Non-performing Assets
Non-performing assets include non-accrual loans and leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. The table below summarizes our non-accrual loans by type (in thousands):

	March 31,	March 31,	December 31,
	2009	2008	2008

Non-accrual loans:
Commercial	$13,459	$5,570	$15,676
Construction	29,493	4,380	22,362
Real estate	3,594	3,381	6,239
Consumer	86	86	296
Leases	4,051	147	2,926

Total non-accrual loans	$50,683	$13,564	$47,499

At March 31, 2009, our total non-accrual loans were $50.7 million. Of these, $13.4 million were characterized as commercial loans. This included a $6.7 million residence rehabilitation loan secured by single family residences, a $4.4 million manufacturing loan secured by the assets of the borrower and a $2.1 million in auto dealer loans secured by the borrower’s accounts receivable and inventory. Non-accrual loans also included $29.5 million characterized as construction loans. This included an $8.9 million residential real estate development loan secured by fully-developed residential lots and unimproved land. Also included in this category is a $6.7 million commercial real estate loan secured by undeveloped lots, a $5.1 million commercial real estate loan secured by unimproved land, a $3.8 million commercial real estate loan secured by retail property and a $1.7 million commercial real estate loan secured by unimproved lots. Non-accrual loans also included $3.6 million characterized as real estate loans, $2.7 of which relates to single family mortgages that were originated in our mortgage warehouse operation. Each of these loans were reviewed for impairment and specific reserves were allocated as necessary and included in the allowance for loan losses as of March 31, 2000 to cover any probable loss.
At March 31, 2009, we had $4.6 million in loans past due 90 days and still accruing interest. At March 31, 2009, $1.7 million of the loans past due 90 days and still accruing are premium finance loans. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take up to 180 days or longer from the cancellation date.
At March 31, 2009, our OREO totaled $27.5 million. This included an unimproved commercial real estate lot valued at $7.5 million, commercial real estate property consisting of single family residences and developed lots valued at $5.0 million, commercial real estate property consisting of single family residences and a mix of lots at various levels of completion valued at $4.3 million, an unimproved commercial real estate lot valued at $2.9 million and an office building valued at $2.6 million.
Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of March 31, 2009, none of our non-accrual loans were earning on a cash basis.
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
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At March 31, 2009, we had $22.9 million in loans of this type which were not included in either non-accrual or 90 days past due categories.

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2008 and for the three months ended March 31, 2009, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank) Federal Home Loan Bank (“FHLB”) borrowings and Fed borrowings.
Our liquidity needs have typically been fulfilled through growth in our core customer deposits, and supplemented with brokered deposits and borrowings as needed. Our goal is to obtain as much of our funding as possible from deposits of these core customers, which as of March 31, 2009, comprised $2,541.1 million, or 84.4%, of total deposits. On an average basis, for the quarter ended March 31, 2009, deposits from core customers comprised $2,546.1 million, or 78.7%, of total quarterly average deposits. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect.
In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. These CDs are generally of short maturities, 90 to 180 days or less, and are used to supplement temporary differences in the growth in loans, including growth in specific categories of loans, compared to customer deposits. As of March 31, 2009, brokered retail CDs comprised $469.8 million, or 15.6%, of total deposits. On an average basis, for the quarter ended March 31, 2009, brokered retail CDs comprised $688.2 million, or 21.3%, of total quarterly average deposits. We believe the Company has access to sources of brokered deposits of not less than an additional $2.1 billion.
Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes, and advances from the FHLB and the Fed. The following table summarizes our borrowings (in thousands):

March 31, 2009
Federal funds purchased	$514,270
Customer repurchase agreements	62,892
Treasury, tax and loan notes	3,621
FHLB borrowings	100,000
Fed borrowings	700,000
TLGP borrowings	6,000
Trust preferred subordinated debentures	113,406

Total borrowings	$1,500,189

Maximum outstanding at any month end	$1,678,906

The following table summarizes our other borrowing capacities in excess of balances outstanding at March 31, 2009 (in thousands):

FHLB borrowing capacity relating to loans	$963,000
FHLB borrowing capacity relating to securities	56,250

Total FHLB borrowing capacity	$1,019,250

Unused federal funds lines available from commercial banks	$639,540
In connection with the FDIC’s Temporary Liability Guarantee Program (“TLGP”), we have the capacity to issue up to $1.1 billion in indebtedness which will be guaranteed by the FDIC for a limited period of time to newly issued senior unsecured debt and non-interest bearing deposits. We may issue any notes prior to October 31, 2009 with maturities no later than December 31, 2012. As of March 31, 2009 we had issued $6.0 million of these notes.
Our equity capital averaged $456.6 million for the three months ended March 31, 2009 as compared to $303.4 million for the same period in 2008. This increase reflects our retention of net earnings during this period. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.
On September 10, 2008, we completed a sale of 4 million shares of our common stock in a private placement to a number of institutional investors. The purchase price was $14.50 per share, and net proceeds from the sale totaled $55 million. The new capital will be used for general corporate purposes, including capital for support of anticipated growth of our bank.
On January 16, 2009, we completed the issuance of $75 million of perpetual preferred stock and related warrants under the U.S. Treasury’s voluntary Capital Purchase Program (“CPP” or “the Program”). This capital will supplement the $55 million of common equity we raised in September 2008, strengthening our position in a difficult economic environment. We were well capitalized under regulatory guidelines prior the capital additions, but the $130 million from the two transactions will add strength to our already well capitalized position and position us to grow organically with the addition of quality loan and deposit relationships.
Our capital ratios remain above the levels required to be well capitalized and have been enhanced with $130 million from the two transactions discussed above and will allow us to grow organically with the addition of loan and deposit relationships.

Commitments and Contractual Obligations
The following table presents significant fixed and determinable contractual obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of March 31, 2009, our significant fixed and determinable contractual obligations to third parties were as follows (in thousands):

		After One	After Three
	Within	but Within	but Within	After Five
	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity (1)	$1,496,532	$—	$—	$—	$1,496,532

Time deposits (1)	1,477,495	31,515	5,320	98	1,514,428
Federal funds purchased (1)	514,270	—	—	—	514,270
Customer repurchase agreements (1)	62,892	—	—	—	62,892

Treasury, tax and loan notes (1)	3,621	—	—	—	3,621
FHLB borrowings (1)	100,000	—	—	—	100,000
Fed borrowings (1)	700,000				700,000
TLGP borrowings (1)	6,000	—	—	—	6,000
Operating lease obligations (1) (2)	7,202	12,958	12,919	45,782	78,861
Trust preferred subordinated debentures (1)	—	—	—	113,406	113,406

Total contractual obligations	$4,368,012	$44,473	$18,239	$159,286	$4,590,010

(1)	Excludes interest.

(2)	Non-balance sheet item.
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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of March 31, 2009, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Interest Rate Sensitivity Gap Analysis
March 31, 2009
(In thousands)

	0-3 mo	4-12 mo	1-3 yr	3+ yr	Total
	Balance	Balance	Balance	Balance	Balance

Securities (1)	$61,241	$82,208	$115,149	$103,300	$361,898

Total variable loans	3,742,196	34,047	11,001	—	3,787,244
Total fixed loans	223,655	147,922	233,062	78,792	683,431

Total loans (2)	3,965,851	181,969	244,063	78,792	4,470,675

Total interest sensitive assets	$4,027,092	$264,177	$359,212	$182,092	$4,832,573

Liabilities:
Interest bearing customer deposits	$1,304,669	$—	$—	$—	$1,304,669
CDs & IRAs	379,599	210,993	31,515	5,418	627,525
Wholesale deposits	463,897	5,777	153	—	469,827

Total interest bearing deposits	2,148,165	216,770	31,668	5,418	2,402,021

Repurchase agreements, Federal funds purchased, FHLB borrowings	1,383,162	3,621	—	—	1,386,783
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowings	1,383,162	3,621	—	113,406	1,500,189

Total interest sensitive liabilities	$3,531,327	$220,391	$31,668	$118,824	$3,902,210

GAP	495,765	43,786	327,544	63,268	—
Cumulative GAP	495,765	539,551	867,095	930,363	930,363

Demand deposits					$608,939
Stockholders’ equity					471,990

Total					$1,080,929

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.
The table above sets forth the balances as of March 31, 2009 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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
The two “shock test” scenarios assume a sustained parallel 200 basis point increase or decrease, respectively, in interest rates. As short-term rates continued to fall during 2008, we could not assume interest rate decreases of any amount as the results of the decreasing rates scenario would not be meaningful. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%.

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
200 bp Increase
March 31, 2009
Change in net interest income	$13,349
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures as of March 31, 2009, and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could materially affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There has not been any material change in the risk factors previously disclosed in the Company’s 2008 Form 10-K for the fiscal year ended December 31, 2008.
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

Date: April 23, 2009
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