Form 10-Q
period 2009-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2009-07-23
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2009

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     On July 22, 2009, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:
Common Stock, par value $0.01 per share                35,697,184

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended June 30, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(In thousands except per share data)

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008

Interest income
Interest and fees on loans	$56,455	$56,389	$108,367	$118,286
Securities	3,544	4,550	7,395	9,410
Federal funds sold	9	61	24	101
Deposits in other banks	5	8	33	20

Total interest income	60,013	61,008	115,819	127,817
Interest expense
Deposits	8,769	16,715	20,348	38,439
Federal funds purchased	740	1,963	1,358	4,913
Repurchase agreements	14	54	28	376
Other borrowings	570	2,652	1,748	5,979
Trust preferred subordinated debentures	1,118	1,464	2,318	3,351

Total interest expense	11,211	22,848	25,800	53,058

Net interest income	48,802	38,160	90,019	74,759
Provision for loan losses	11,000	8,000	19,500	11,750

Net interest income after provision for loan losses	37,802	30,160	70,519	63,009
Non-interest income
Service charges on deposit accounts	1,614	1,288	3,139	2,405
Trust fee income	952	1,206	1,836	2,422
Bank owned life insurance (BOLI) income	423	315	697	626
Brokered loan fees	2,670	671	4,702	1,144
Equipment rental income	1,453	1,510	2,909	3,026
Other	304	962	1,033	2,012

Total non-interest income	7,416	5,952	14,316	11,635
Non-interest expense
Salaries and employee benefits	18,000	15,369	34,219	30,711
Net occupancy expense	3,387	2,432	6,141	4,797
Leased equipment depreciation	1,115	1,179	2,238	2,372
Marketing	655	649	1,210	1,326
Legal and professional	3,106	2,645	5,177	4,471
Communications and data processing	979	770	1,815	1,624
FDIC insurance assessment	3,493	359	5,040	722
Other	4,638	3,853	9,839	7,510

Total non-interest expense	35,373	27,256	65,679	53,533

Income from continuing operations before income taxes	9,845	8,856	19,156	21,111
Income tax expense	3,363	3,056	6,549	7,281

Income from continuing operations	6,482	5,800	12,607	13,830
Loss from discontinued operations (after-tax)	(44)	(116)	(139)	(264)

Net income	6,438	5,684	12,468	13,566
Preferred stock dividends	4,453	—	5,383	—

Net income available to common stockholders	$1,985	$5,684	$7,085	$13,566

Basic earnings per common share:
Income from continuing operations	$.06	$.22	$.22	$.52
Net income	$.06	$.21	$.22	$.51

Diluted earnings per common share:
Income from continuing operations	$.06	$.22	$.22	$.52
Net income	$.06	$.21	$.22	$.51
See accompanying notes to consolidated financial statements

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and due from banks	$74,478	$77,887
Federal funds sold	6,000	4,140
Securities, available-for-sale	308,187	378,752
Loans held for sale	544,652	496,351
Loans held for sale from discontinued operations	578	648
Loans held for investment (net of unearned income)	4,211,304	4,027,871
Less: Allowance for loan losses	56,893	46,835

Loans held for investment, net	4,154,411	3,981,036
Premises and equipment, net	11,088	9,467
Accrued interest receivable and other assets	197,376	184,242
Goodwill and intangible assets, net	7,608	7,689

Total assets	$5,304,378	$5,140,212

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$730,034	$587,161
Interest bearing	2,530,562	2,245,991
Interest bearing in foreign branches	382,986	500,035

Total deposits	3,643,582	3,333,187

Accrued interest payable	2,900	6,421
Other liabilities	20,892	19,518
Federal funds purchased	632,945	350,155
Repurchase agreements	61,816	77,732
Other short-term borrowings	364,811	812,720
Long-term borrowings	—	40,000
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	4,840,352	4,753,139

Stockholders’ equity:
Common stock, $.01 par value:
Authorized shares — 100,000,000
Issued shares —35,688,661 and 30,971,189 at June 30, 2009 and December 31, 2008, respectively	357	310
Additional paid-in capital	321,987	255,051
Retained earnings	136,936	129,851
Treasury stock (shares at cost: 417 at June 30, 2009 and 84,691 at December 31, 2008)	(8)	(581)
Deferred compensation	—	573
Accumulated other comprehensive income, net of taxes	4,754	1,869

Total stockholders’ equity	464,026	387,073

Total liabilities and stockholders’ equity	$5,304,378	$5,140,212

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED
(In thousands except share data)

										Accumulated
										Other
					Additional					Comprehensive
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury Stock		Deferred	Income (Loss),
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	Net of Taxes	Total
Balance at December 31, 2007	—	$—	26,389,548	$264	$190,175	$105,585	(84,691)	$(581)	$573	$(878)	$295,138
Comprehensive income:	—	—
Net income (unaudited)	—	—	—	—	—	13,566	—	—	—	—	13,566
Change in unrealized loss on available-for-sale securities, net of tax benefit of $176 (unaudited)	—	—	—	—	—	—	—	—	—	(326)	(326)

Total comprehensive income (unaudited)											13,240
Tax benefit related to exercise of stock options (unaudited)	—	—	—	—	1,152	—	—	—	—	—	1,152
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	2,567	—	—	—	—	—	2,567
Issuance of stock related to stock-based awards (unaudited)	—	—	390,838	4	2,816	—	—	—	—	—	2,820

Balance at June 30, 2008 (unaudited)	—	$—	26,780,386	$268	$196,710	$119,151	(84,691)	$(581)	$573	$(1,204)	$314,917

Balance at December 31, 2008	—	$—	30,971,189	$310	$255,051	$129,851	(84,691)	$(581)	$573	$1,869	$387,073
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	12,468	—	—	—	—	12,468
Change in unrealized loss on available-for-sale securities, net of taxes of $1,553 (unaudited)	—	—	—	—	—	—	—	—	—	2,885	2,885

Total comprehensive income (unaudited)											15,353
Tax expense related to exercise of stock options (unaudited)	—	—	—	—	(129)	—	—	—	—	—	(129)
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	2,889	—	—	—	—	—	2,889
Deferred compensation	—	—	—	—	—	—	(84,274)	573	(573)	—	—
Issuance of stock related to stock-based awards (unaudited)	—	—	117,472	1	612	—	—	—	—	—	613
Issuance of common stock	—	—	4,600,000	46	59,400	—	—	—	—	—	59,446
Issuance of preferred stock and related warrant (unaudited)	75,000	70,836	—	—	4,164	—	—	—	—	—	75,000
Repurchase of preferred stock (unaudited)	(75,000)	(71,069)	—	—		(3,931)	—	—	—	—	(75,000)
Preferred stock dividend and accretion of preferred stock discount (unaudited)	—	233	—	—	—	(1,452)	—	—	—	—	(1,219)

Balance at June 30, 2009 (unaudited)	—	$—	35,688,661	$357	$321,987	$136,936	(417)	$(8)	$—	$4,754	$464,026

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Six months ended
	June 30
	2009	2008

Operating activities
Net income from continuing operations	$12,607	$13,566
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for loan losses	19,500	11,750
Depreciation and amortization	4,087	3,790
Amortization and accretion on securities	128	160
Bank owned life insurance (BOLI) income	(697)	(626)
Stock-based compensation expense	2,889	2,567
Tax benefit (expense) from stock option exercises	(129)	1,152
Excess tax benefits (expense) from stock-based compensation arrangements	369	(3,292)
Originations of loans held for sale	(8,990,736)	(3,066,259)
Proceeds from sales of loans held for sale	8,942,435	2,911,587
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(14,675)	(11,755)
Accrued interest payable and other liabilities	(3,700)	(7,791)

Net cash (used in) operating activities of continuing operations	(27,922)	(145,151)
Net cash provided by (used in) operating activities of discontinued operations	(82)	7

Net cash (used in) operating activities	(28,004)	(145,144)

Investing activities
Purchases of available-for-sale securities	—	(4,377)
Maturities and calls of available-for-sale securities	28,500	15,200
Principal payments received on available-for-sale securities	46,375	38,410
Net (increase) in loans held for investment	(192,862)	(247,766)
Purchase of premises and equipment, net	(3,389)	(689)

Net cash (used in) investing activities of continuing operations	(121,376)	(199,222)

Financing activities
Net increase in deposits	310,395	526,700
Proceeds from issuance of stock related to stock-based awards	60,059	2,820
Proceeds from issuance of preferred stock and related warrants	75,000	—
Repurchase of preferred stock	(75,000)	—
Dividends paid	(1,219)	—
Net (decrease) in other borrowings	(503,825)	(216,089)
Excess tax benefits (expense) from stock-based compensation arrangements	(369)	3,292
Net increase (decrease) in federal funds purchased	282,790	53,365

Net cash provided by financing activities of continuing operations	147,831	370,088

Net increase (decrease) in cash and cash equivalents	(1,549)	25,722
Cash and cash equivalents at beginning of period	82,027	89,463

Cash and cash equivalents at end of period	$80,478	$115,185

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$28,530	$52,558
Cash paid during the period for income taxes	10,700	13,925
Non-cash transactions:
Transfers from loans/leases to other repossessed assets	5,501	2,943
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
The consolidated interim financial statements have been prepared without audit. Certain information and footnote disclosures presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make interim financial information not misleading. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on February 19, 2009 (the “2008 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period. We have evaluated subsequent events for potential recognition and/or disclosure through July 22, 2009, the date the consolidated financial statements were issued.
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
Accumulated Other Comprehensive Income (Loss), net
Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income (loss), net. Accumulated comprehensive income (loss), net for the six months ended June 30, 2009 and 2008 is reported in the accompanying consolidated statements of changes in stockholders’ equity. We had comprehensive income of $6.1 million for the three months ended June 30, 2009 and comprehensive income of $106,000 for the three months ended June 30, 2008. Comprehensive income during the three months ended June 30, 2009 included a net after-tax loss of $352,000, and comprehensive income during the three months ended June 30, 2008 included a net after-tax loss of $5.6 million due to changes in the net unrealized gains/losses on securities available-for-sale.
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
(2) EARNINGS PER COMMON SHARE
The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008

Numerator:
Net income from continuing operations	$6,482	$5,800	$12,607	$13,830
Preferred stock dividends	4,453	—	5,383	—

Net income from continuing operations available to common shareholders	2,029	5,800	7,224	13,830
Loss from discontinued operations	(44)	(116)	(139)	(264)

Net income available to common shareholders	$1,985	$5,684	$7,085	$13,566

Denominator:
Denominator for basic earnings per share-weighted average shares	33,784,178	26,706,223	32,396,804	26,586,135
Effect of employee stock options (1)	82,059	99,135	85,018	80,496

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	33,866,237	26,805,358	32,481,822	26,666,631

Basic earnings per common share from continuing operations	$.06	$.22	$.22	$.52
Basic earnings per common share from discontinued operations	(.00)	(.01)	(.00)	(.01)

Basic earnings per common share	$.06	$.21	$.22	$.51

Diluted earnings per share from continuing operations	$.06	$.22	$.22	$.52
Diluted earnings per share from discontinued operations	(.00)	(.01)	(.00)	(.01)

Diluted earnings per common share	$.06	$.21	$.22	$.51

(1)	Stock options and stock appreciation rights (SARs) outstanding of 1,966,330 at June 30, 2009 and 1,585,660 at June 30, 2008 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Stock options and SARs are anti-dilutive when the exercise price is higher than the average market price of our common stock.
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

Our net unrealized gain on the available-for-sale securities portfolio value increased from a gain of $2.9 million, which represented 0.77% of the amortized cost at December 31, 2008, to a gain of $7.3 million, which represented 2.43% of the amortized cost at June 30, 2009.
The following table discloses, as of June 30, 2009, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed securities	$—	$—	$3,150	$(75)	$3,150	$(75)
Corporate securities	4,609	(391)	—	—	4,609	(391)
Municipals	6,066	(131)	—	—	6,066	(131)

	$10,675	$(522)	$3,150	$(75)	$13,825	$(597)

At June 30, 2009, the number of investment positions in this unrealized loss position totals 18. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments for a period of time sufficient to allow for a recovery in market value, and (2) it is not probable that we will be unable to collect the amounts contractually due. The unrealized losses noted are interest rate related, and losses have decreased as rates decreased in 2008. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.
(4) LOANS AND ALLOWANCE FOR LOAN LOSSES
At June 30, 2009 and December 31, 2008, loans were as follows (in thousands):

	June 30,	December 31,
	2009	2008

Commercial	$2,374,098	$2,276,054
Construction	673,906	667,437
Real estate	1,065,519	988,784
Consumer	28,374	32,671
Leases	96,173	86,937

Gross loans held for investment	4,238,070	4,051,883
Deferred income (net of direct origination costs)	(26,766)	(24,012)
Allowance for loan losses	(56,893)	(46,835)

Total loans held for investment, net	$4,154,411	$3,981,036

We continue to lend primarily in Texas. As of June 30, 2009, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased selected loan participations and interests in certain syndicated credits and United States Department of Agriculture (“USDA”) government guaranteed loans. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

Non-Performing Assets
Non-performing loans and leases at June 30, 2009, December 31, 2008 and June 30, 2008 are summarized as follows (in thousands):

	June 30,	December 31,	June 30,
	2009	2008	2008

Non-accrual loans: (1)(3)
Commercial	$22,548	$15,676	$2,438
Construction	23,123	22,362	12,650
Real estate	3,617	6,239	1,339
Consumer	96	296	194
Equipment leases	208	2,926	132

Total non-accrual loans	49,592	47,499	16,753

Other repossessed assets:
Other real estate owned (3)	31,404	25,904	5,615
Other repossessed assets	55	25	25

Total other repossessed assets	31,459	25,929	5,640

Total non-performing assets	$81,051	$73,428	$22,393

Loans past due (90 days) (2)(3)	$3,539	$4,115	$22,763

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal.

(2)	At June 30, 2009, $2.3 million of the loans past due 90 days and still accruing are premium finance loans. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(3)	At June 30, 2009, non-performing assets include $3.0 million of mortgage warehouse loans that were transferred to our loans held for investment portfolio at lower of cost or market, and some subsequently moved to other real estate owned.
Allowance for Loan Losses
Activity in the allowance for loan losses was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Balance at the beginning of the period	$52,727	$34,021	$46,835	$32,821
Provision for loan losses	11,000	8,000	19,500	11,750
Net charge-offs:
Loans charged-off	6,887	3,747	9,523	6,867
Recoveries	53	186	81	756

Net charge-offs	6,834	3,561	9,442	6,111

Balance at the end of the period	$56,893	$38,460	$56,893	$38,460

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

(In thousands)	June 30, 2009

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$3,760,103
Standby letters of credit	68,495
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
We participated in the U.S. Treasury Capital Purchase Program in the first quarter 2009 and issued $75 million of Series A preferred stock and related warrants. In the second quarter 2009, we repurchased the preferred stock related to the Program and completed a public offering of 4.6 million shares of common stock in May 2009. The new capital from this offering qualifies as Tier 1 capital and increased our Tier 1 and total capital ratios. For additional information regarding the preferred stock and warrant and the common stock offering, see Note 10 to the consolidated financial statements.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Company’s capital ratios exceed the regulatory definition of adequately capitalized as of June 30, 2009 and 2008. As of June 30, 2008, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action. Based on the bank capital ratio information in our most recently filed call report we continue to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

	June 30,
	2009	2008

Risk-based capital:
Tier 1 capital	11.20%	9.28%
Total capital	12.33%	10.31%
Leverage	10.56%	9.32%

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
We recognized stock-based compensation expense of $1.5 million and $1.3 million for the three months ended June 30, 2009 and 2008, respectively, and $2.9 million and $2.6 million for the six months ended June 30, 2009 and 2008, respectively. The amount for the three months ended June 30, 2009 is comprised of $168,000 related to unvested options issued prior to the adoption of SFAS 123R, $413,000 related to SARs issued in 2006, 2007 and 2008, and $884,000 related to restricted stock units (“RSUs”) issued in 2006, 2007, 2008 and 2009. The amount for the six months ended June 30, 2009 is comprised of $348,000 related to unvested options issued prior to the adoption of SFAS 123R, $808,000 related to SARs issued in 2006, 2007, 2008 and 2009, and $1,735,000 related to RSUs issued in 2006, 2007, 2008 and 2009. Unrecognized stock-based compensation expense related to unvested options issued prior to adoption of SFAS 123R is $500,000. At June 30, 2009, the weighted average period over which this unrecognized expense is expected to be recognized was 0.9 years. Unrecognized stock-based compensation expense related to grants subsequent to 2005 is $14.3 million. At June 30, 2009, the weighted average period over which this unrecognized expense is expected to be recognized was 2.0 years.
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
During the three months ended June 30, 2009 and June 30, 2008, the loss from discontinued operations was $44,000 and $116,000, net of taxes, respectively. For the six months ended June 30, 2009 and 2008, the loss from discontinued operations was $139,000 and $264,000, net of taxes, respectively. The 2009 losses are primarily related to continuing legal and salary expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $578,000 in loans held for sale from discontinued operations that are carried at the estimated market value at quarter-end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of June 30, 2009 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.
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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include U.S. Treasuries that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include U.S. government and agency mortgage-backed debt securities, corporate securities, municipal bonds, and Community Reinvestment Act funds. This category also includes impaired loans and OREO where collateral values have been based on third party appraisals and derivative assets and liabilities where values are based on internal cash flow models supported by market data inputs.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation. This category generally includes certain mortgage loans that are transferred from loans held for sale to loans held for investment at a lower of cost or fair value.
Assets and liabilities measured at fair value at June 30, 2009 are as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3

Available for sale securities: (1)
Treasuries	$—	$—	$—
Mortgage-backed securities	—	249,197	—
Corporate securities	—	4,609	—
Municipals	—	46,818	—
Other	—	7,563	—
Loans (2)(4)	—	56,470	5,749
OREO (3)(4)	—	31,404	—
Derivative asset (5)	—	1,922	—
Derivative liability (5)	—	(1,922)	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Includes certain mortgage loans that have been transferred to loans held for investment from loans held for sale at the lower of cost or market. Also, includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(3)	Other real estate owned is transferred from loans to OREO at fair value less selling costs.

(4)	Fair value of loans and OREO is measured on a nonrecurring basis.

(5)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.
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
Fair Value of Financial Instruments
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
A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	June 30, 2009
	Carrying	Estimated
	Amount	Fair Value

Cash and cash equivalents	$74,478	$74,478
Securities, available-for-sale	308,187	308,187
Loans held for sale	544,652	544,652
Loans held for sale from discontinued operations	578	578
Loans held for investment, net	4,154,411	4,168,524
Derivative asset	1,922	1,922
Deposits	3,643,582	3,645,254
Federal funds purchased	632,945	632,945
Borrowings	426,627	426,627
Trust preferred subordinated debentures	113,406	114,114
Derivative liability	1,922	1,922
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
(10) STOCKHOLDERS’ EQUITY
On September 10, 2008, we completed a sale of 4 million shares of our common stock in a private placement to a number of institutional investors. The purchase price was $14.50 per share, and net proceeds from the sale totaled $55 million. The new capital has been used for general corporate purposes, including capital for support of anticipated growth of our bank.
On January 16, 2009, we completed the issuance of $75 million of Series A perpetual preferred stock and related warrant under the U.S. Department of Treasury’s voluntary Capital Purchase Program (“CPP”). The warrant represents the right to purchase 758,086 shares of our common stock at an initial exercise price of $14.84 per share. The warrant was valued at $4.2 million, which was calculated using a Black-Scholes option pricing model. The warrant valuation model required several inputs, including the risk free rate, and volatility factor. In addition to the Black-Scholes method we applied the Binomial Lattice Model and determined there was no material difference in value between the two methods. On May 8, 2009, we repurchased the $75 million in preferred stock from the Treasury. We recorded a $3.9 million accelerated deemed dividend representing the unamortized value of the outstanding warrants issued to the U.S. Department of Treasury to account for the difference between the book value and the carrying value of the preferred stock repurchased from the Treasury. The $3.9 million accelerated deemed dividend, combined with the previously scheduled preferred dividend of $523,000 resulted in a total dividend of $4.4 million during the second quarter of 2009. We did not repurchase the warrants, so the Treasury has the option to sell the warrants in the open market to a third party.
On May 8, 2009, we completed a sale of 4.6 million shares of our common stock in a public offering. The purchase price was $13.75 per share, and net proceeds from the sale totaled $59.4 million. The new capital will be used for general corporate purposes, including capital for support of anticipated growth of our bank.
(11) NEW ACCOUNTING PRONOUNCEMENTS
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
SFAS No. 165, “Subsequent Events” (“SFAS 165”) established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for periods ending after June 15, 2009 and did not have a significant impact on our financial statements.
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
FSP 115-2 and FSP 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.
FSP FAS 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized information in interim reporting periods.
FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 became effective on January 1, 2009 and did not impact our financial statements

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended			For the three months ended
	June 30, 2009			June 30, 2008
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Assets
Securities — taxable	$280,372	$3,124	4.47%	$356,445	$4,114	4.64%
Securities — non-taxable(2)	45,901	646	5.64%	48,129	671	5.61%
Federal funds sold	5,649	9	0.64%	11,127	61	2.20%
Deposits in other banks	12,268	5	0.16%	1,103	8	2.92%
Loans held for sale from continuing operations	656,462	7,775	4.75%	246,026	3,654	5.97%
Loans	4,124,937	48,680	4.73%	3,597,342	52,735	5.90%
Less reserve for loan losses	51,601	—	—	33,181	—	—

Loans, net of reserve	4,729,798	56,455	4.79%	3,810,187	56,389	5.95%

Total earning assets	5,073,988	60,239	4.76%	4,226,991	61,243	5.83%
Cash and other assets	251,960			198,946

Total assets	$5,325,948			$4,425,937

Liabilities and Stockholders’ Equity
Transaction deposits	$135,756	$55	0.16%	$111,587	$129	0.46%
Savings deposits	974,275	2,003	0.82%	840,933	3,563	1.70%
Time deposits	1,082,691	5,105	1.89%	930,698	8,345	3.61%
Deposits in foreign branches	394,251	1,606	1.63%	755,593	4,678	2.49%

Total interest bearing deposits	2,586,973	8,769	1.36%	2,638,811	16,715	2.55%
Other borrowings	1,404,881	1,324	0.38%	830,482	4,669	2.26%
Trust preferred subordinated debentures	113,406	1,118	3.95%	113,406	1,464	5.19%

Total interest bearing liabilities	4,105,260	11,211	1.10%	3,582,699	22,848	2.56%
Demand deposits	724,487			513,327
Other liabilities	18,899			14,613
Stockholders’ equity	477,302			315,298

Total liabilities and stockholders’ equity	$5,325,948			$4,425,937

Net interest income		$49,028			$38,395

Net interest margin			3.88%			3.65%
Net interest spread			3.66%			3.27%

(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2) Taxable equivalent rates used where applicable.

Additional information from discontinued operations:
Loans held for sale	$582			$730
Borrowed funds	582			730
Net interest income		$14			$12
Net interest margin — consolidated			3.88%			3.65%

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the six months ended			For the six months ended
	June 30, 2009			June 30, 2008
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Assets
Securities — taxable	$300,973	$6,555	4.39%	$368,351	$8,538	4.66%
Securities — non-taxable(2)	45,978	1,292	5.67%	48,137	1,342	5.61%
Federal funds sold	10,260	24	0.47%	7,921	101	2.56%
Deposits in other banks	11,740	33	0.57%	1,177	20	3.42%
Loans held for sale from continuing operations	622,122	14,262	4.62%	208,849	6,264	6.03%
Loans	4,073,842	94,105	4.66%	3,540,591	112,022	6.36%
Less reserve for loan losses	49,157	—	—	33,350	—	—

Loans, net of reserve	4,646,807	108,367	4.70%	3,716,090	118,286	6.40%

Total earning assets	5,015,758	116,271	4.67%	4,141,676	128,287	6.23%
Cash and other assets	245,379			203,269

Total assets	$5,261,137			$4,344,945

Liabilities and Stockholders’ Equity
Transaction deposits	$132,819	$99	0.15%	$109,968	$274	0.50%
Savings deposits	860,447	3,423	0.80%	815,559	8,681	2.15%
Time deposits	1,179,719	13,171	2.25%	829,096	16,220	3.93%
Deposits in foreign branches	419,261	3,655	1.76%	856,098	13,264	3.12%

Total interest bearing deposits	2,592,246	20,348	1.58%	2,610,721	38,439	2.96%
Other borrowings	1,386,389	3,134	0.46%	801,815	11,268	2.83%
Trust preferred subordinated debentures	113,406	2,318	4.12%	113,406	3,351	5.94%

Total interest bearing liabilities	4,092,041	25,800	1.27%	3,525,942	53,058	3.03%
Demand deposits	680,838			491,313
Other liabilities	21,247			18,342
Stockholders’ equity	467,011			309,348

Total liabilities and stockholders’ equity	$5,261,137			$4,344,945

Net interest income		$90,471			$75,229

Net interest margin			3.64%			3.65%
Net interest spread			3.40%			3.20%

(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2) Taxable equivalent rates used where applicable.

Additional information from discontinued operations:
Loans held for sale	$614			$731
Borrowed funds	614			731
Net interest income		$28			$125
Net interest margin — consolidated			3.64%			3.65%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

(3)	Changes in general economic and business conditions in areas or markets where we compete

(4)	Competition from banks and other financial institutions for loans and customer deposits

(5)	The failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses

(6)	The loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels
Forward-looking statements speak only as of the date on which such statements are made. We have no obligation to update or revise any forward-looking statements as a result of new information or future events. In light of these assumptions, risks and uncertainties, the events discussed in any forward-looking statements in this quarterly report might not occur.
Results of Operations
Except as otherwise noted, all amounts and disclosures throughout this document reflect continuing operations. See Part I, Item 1 herein for a discussion of discontinued operations at Note (8) — Discontinued Operations.
Summary of Performance
We reported net income of $6.5 million for the second quarter of 2009 compared to $5.8 million for the second quarter of 2008. We reported net income available to common shareholders of $2.0 million, or $.06 per diluted common share, for the second quarter of 2009 compared to $5.8 million, or $.22 per diluted common share, for the second quarter of 2008. Return on average equity was 5.45% and return on average assets was .49% for the second quarter of 2009, compared to 7.40% and ..53%, respectively, for the second quarter of 2008. Net income for the six months ended June 30, 2009, totaled $12.6 million compared to $13.8 million for the same period in 2008. Net income available to common shareholders was $7.2 million, or $.22 per diluted common share, for the six months ended June 30, 2009, compared to $13.8 million, or $.52 per diluted common share, for the same period in 2008. Return on average equity was 5.44% and return on average assets was .48% for the six months ended June 30, 2009 compared to 8.99% and .64%, respectively, for the same period in 2008.

Net income increased $682,000, or 12%, for the three months ended June 30, 2009, and net income available to common shareholders decreased $3.8 million, or 65% for the three months ended June 30, 2009 compared to the same period in 2008; and decreased $1.2 million, or 9%, and decreased $6.6 million, or 48%, respectively, for the six months ended June 30, 2009 compared to the same period in 2008. The $682,000 increase during the three months ended June 30, 2009 was primarily the result of a $3.0 million increase in the provision for loan losses, an $8.1 million increase in non-interest expense and a $307,000 increase in income tax expense offset by a $10.6 million increase in net interest income and a $1.5 million increase in non-interest income. The $1.2 million decrease during the six months ended June 30, 2009 was primarily the result of a $7.8 million increase in the provision for loan losses and a $12.1 million increase in non-interest expense offset by a $15.3 million increase in net interest income, a $2.7 million increase in non-interest income and a $732,000 decrease in income tax expense.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income was $48.8 million for the second quarter of 2009, compared to $38.2 million for the second quarter of 2008. The increase was due to an increase in average earning assets of $847.0 million as compared to the second quarter of 2008. The increase in average earning assets included a $527.6 million increase in average loans held for investment and an increase of $410.4 million in loans held for sale, offset by a $78.3 million decrease in average securities. For the quarter ended June 30, 2009, average net loans and securities represented 93% and 7%, respectively, of average earning assets compared to 90% and 10% in the same quarter of 2008.
Average non-interest bearing deposits increased from $513.3 million for the second quarter of 2008 to $724.5 million, and average stockholders’ equity increased from $315.3 million to $477.3 million for the same periods. Average interest bearing liabilities increased $522.6 million from the second quarter of 2008, which included a $51.8 million decrease in interest bearing deposits and a $574.4 million increase in other borrowings. The significant increase in average other borrowings is a result of the combined effects of maturities of transaction-specific deposits and growth in loans during the second quarter of 2009. The average cost of interest bearing liabilities decreased from 2.56% for the quarter ended June 30, 2008 to 1.10% for the same period of 2009.
Net interest income was $90.0 million for the six months ended of 2009, compared to $74.8 million for the same period of 2008. The increase was due to an increase in average earning assets of $874.1 million as compared to the first quarter of 2008. The increase in average earning assets included a $533.3 million increase in average loans held for investment and an increase of $413.3 million in loans held for sale, offset by a $69.5 million decrease in average securities. For the six months ended June 30, 2009, average net loans and securities represented 93% and 7%, respectively, of average earning assets compared to 90% and 10% in the same quarter of 2008.
Average non-interest bearing deposits increased from $491.3 million for the first six month of 2008 to $680.8 million, and average stockholders’ equity increased from $309.3 million to $467.0 million for the same periods. Average interest bearing liabilities increased $566.1 million compared to the first six months of 2008, which included an $18.5 million decrease in interest bearing deposits and a $584.6 million increase in other borrowings. The significant increase in average other borrowings is a result of the combined effects of maturities of transaction-specific deposits and growth in loans during the first half of 2009. The average cost of interest bearing liabilities decreased from 3.03% for the six months ended June 30, 2008 to 1.27% for the same period of 2009.

The following table presents the changes (in thousands) in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.

	Three months ended			Six months ended
	June 30, 2009/2008			June 30, 2009/2008
		Change Due To (1)			Change Due To (1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate

Interest income:
Securities(2)	$(1,015)	$(899)	$(116)	$(2,033)	$(1,641)	$(392)
Loans held for sale	4,121	6,128	(2,007)	7,998	12,335	(4,337)
Loans held for investment	(4,055)	7,487	(11,542)	(17,917)	17,121	(35,038)
Federal funds sold	(52)	(30)	(22)	(77)	30	(107)
Deposits in other banks	(3)	81	(84)	13	166	(153)

Total	(1,004)	12,767	(13,771)	(12,016)	28,011	(40,027)
Interest expense:
Transaction deposits	(74)	28	(102)	(175)	58	(233)
Savings deposits	(1,560)	564	(2,124)	(5,258)	478	(5,736)
Time deposits	(3,240)	1,358	(4,598)	(3,049)	6,943	(9,992)
Deposits in foreign branches	(3,072)	(2,234)	(838)	(9,609)	(6,775)	(2,834)
Borrowed funds	(3,691)	3,225	(6,916)	(9,167)	8,224	(17,391)

Total	(11,637)	2,941	(14,578)	(27,258)	8,928	(36,186)

Net interest income	$(10,633)	$9,826	$(807)	$(15,242)	$19,083	$(3,841)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.
Net interest margin from continuing operations, the ratio of net interest income to average earning assets from continuing operations, was 3.88% for the second quarter of 2009 compared to 3.65% for the second quarter of 2008. This 23 basis points increase in margin was a result of a steep decline in the costs of interest bearing liabilities and growth in non-interest bearing deposits and stockholders’ equity. Total cost of funding decreased from 2.08% for the second quarter of 2008 compared to .84% for the second quarter 2009. The benefit of the reduction in funding costs was partially offset by a 107 basis point decline in yields on earning assets.
Non-interest Income
The components of non-interest income were as follows (in thousands):

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008

Service charges on deposit accounts	$1,614	$1,288	$3,139	$2,405
Trust fee income	952	1,206	1,836	2,422
Bank owned life insurance (BOLI) income	423	315	697	626
Brokered loan fees	2,670	671	4,702	1,144
Equipment rental income	1,453	1,510	2,909	3,026
Other	304	962	1,033	2,012

Total non-interest income	$7,416	$5,952	$14,316	$11,635

Non-interest income increased $1.4 million compared to the same quarter of 2008. The increase is primarily related to a $2.0 million increase in brokered loan fees due to an increase in mortgage warehouse volume. Service charges increased $326,000 due to lower earnings credit rates and some increases in fees. These increases were offset by a $254,000 decrease in trust fee income, which is due to the overall lower market values of trust assets.
Non-interest income increased $2.7 million during the six months ended June 30, 2008 to $14.3 million compared to $11.6 million during the same period of 2008. The increase is primarily related to a $3.6 million increase in brokered loan fees due to an increase in mortgage warehouse volume. Service charges increased $734,000 due to lower earnings credit rates and some increases in fees. These increases were offset by a $586,000 decrease in trust fee income, which is due to the overall lower market values of trust assets.
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
Non-interest Expense
The components of non-interest expense were as follows (in thousands):

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008

Salaries and employee benefits	$18,000	$15,369	$34,219	$30,711
Net occupancy expense	3,387	2,432	6,141	4,797
Leased equipment depreciation	1,115	1,179	2,238	2,372
Marketing	655	649	1,210	1,326
Legal and professional	3,106	2,645	5,177	4,471
Communications and data processing	979	770	1,815	1,624
FDIC insurance assessment	3,493	359	5,040	722
Other	4,638	3,853	9,839	7,510

Total non-interest expense	$35,373	$27,256	$65,679	$53,533

Non-interest expense for the second quarter of 2009 increased $8.1 million, or 30%, to $35.4 million from $27.3 million. Salaries and employee benefits increased $2.6 million to $18.0 million from $15.4 million, which was primarily due to general business growth.
Occupancy expense for the three months ended June 30, 2009 increased $955,000, or 39%, compared to the same quarter in 2008 related to general business growth.
Legal and professional expense for the three months ended June 30, 2009 increased $461,000, or 17% compared to the same quarter in 2008 mainly related to business growth and continued regulatory and compliance costs. Regulatory and compliance costs continue to be a factor in our expense growth, and we anticipate that they will continue to increase.
FDIC insurance assessment expense for the second quarter of 2009 increased $3.1 million compared to the same period in 2008 due to the rate increase effective for the first quarter 2009. The second quarter of 2009 also includes a special assessment of $2.4 million. The FDIC assessment rates may continue to increase and will continue to be a factor in our expense growth.
Non-interest expense for the first six months of 2009 increased $12.2 million, or 23%, to $65.7 million from $53.5 million. Salaries and employee benefits increased $3.5 million to $34.2 million from $30.7 million, which was primarily due to general business growth.
Occupancy expense for the six months ended June 30, 2009 increased $1.3 million, or 27%, compared to the same quarter in 2008 related to general business growth.
Legal and professional expense for the six months ended June 30, 2009 increased $706,000, or 16% compared to the same quarter in 2008 mainly related to business growth and continued regulatory and compliance costs. Regulatory and compliance costs continue to be a factor in our expense growth, and we anticipate that they will continue to increase.
FDIC insurance assessment expense for the six months ended June 30, 2009 increased $4.3 million compared to the same period in 2008 due to the rate increase effective for the first quarter 2009. The second quarter of 2009 also includes a special assessment of $2.4 million. The FDIC assessment rates may continue to increase and will continue to be a factor in our expense growth.

Other non-interest expense increased $2.3 million, or 31%, compared to the same period in 2008 mainly related to a $1.1 million increase in OREO-related expenses.
Analysis of Financial Condition
The aggregate loan portfolio at June 30, 2009 increased $222.7 million from December 31, 2008 to $4.7 billion. Commercial loans, construction loans, real estate loans and leases and loans held for sale increased $98.0 million, $6.5 million, $76.7 million, $9.2 million and $48.3 million, respectively. Consumer loans decreased $4.3 million. We anticipate that overall loan growth during the remainder of 2009 will be down from prior years as a result of tightened credit standards and reduced demand for credit due to overall economic conditions.
Loans were as follows as of the dates indicated (in thousands):

	June 30,	December 31,
	2009	2008

Commercial	$2,374,098	$2,276,054
Construction	673,906	667,437
Real estate	1,065,519	988,784
Consumer	28,374	32,671
Leases	96,173	86,937

Gross loans held for investment	4,238,070	4,051,883
Deferred income (net of direct origination costs)	(26,766)	(24,012)
Allowance for loan losses	(56,893)	(46,835)

Total loans held for investment, net	4,154,411	3,981,036
Loans held for sale	544,652	496,351

Total	$4,699,063	$4,477,387

We continue to lend primarily in Texas. As of June 30, 2009, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased selected loan participations and interests in certain syndicated credits and USDA government guaranteed loans. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.
Summary of Loan Loss Experience
During the second quarter of 2009, we recorded net charge-offs in the amount of $6.8 million, compared to net charge-offs of $3.6 million for the same period in 2008. For the first half of 2009, the ratio of net charge-offs to loans held for investment was .47% compared to .35% for the same period in 2008. The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $56.9 million at June 30, 2009, $46.8 million at December 31, 2008 and $38.5 million at June 30, 2008. This represents 1.35%, 1.16% and 1.04% of loans held for investment (net of unearned income) at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.
The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded an $11.0 million provision for loan losses during the second quarter of 2009 compared to $8.0 million in the second quarter of 2008 and $8.5 million in the first quarter of 2009.
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

Activity in the allowance for possible loan losses is presented in the following table (in thousands):

	Six months ended		Six months ended		Year ended
	June 30,		June 30,		December 31,
	2009		2008		2008

Beginning balance	$46,835		$32,821		$32,821
Loans charged-off:
Commercial	1,787		6,251		7,395
Real estate — construction	1,881		118		1,866
Real estate — term	1,486		469		4,168
Consumer	419		—		193
Leases	3,950		29		12

Total charge-offs	9,523		6,867		13,634
Recoveries:
Commercial	69		689		759
Real estate — term	—		—		47
Consumer	5		—		13
Leases	7		67		79

Total recoveries	81		756		898

Net charge-offs	9,442		6,111		12,736
Provision for loan losses	19,500		11,750		26,750

Ending balance	$56,893		$38,460		$46,835

Reserve to loans held for investment (2)	1.35%		1.04%		1.16%
Net charge-offs to average loans (1)(2)	.47%		.35%		.35%
Provision for loan losses to average loans (1)(2)	.97%		.67%		.73%
Recoveries to total charge-offs	.85%		11.01%		6.59%
Reserve as a multiple of net charge-offs	6.0	x	6.3	x	3.7	x

Non-performing assets (NPAs):
Non-accrual (4)	$49,592		$16,753		$47,499
Other real estate owned (OREO)	31,404		5,615		25,904

Total	$80,996		$22,368		$73,403

Non-accrual loans to loans (2)	1.18%		.58%		1.18%
Total NPAs to loans plus OREO	1.91%		.65%		1.81%
Reserve to non-accrual loans (2)	1.1	x	1.8	x	1.0	x

Loans past due 90 days and still accruing (3)(4)	$3,539		$22,763		$4,115

Loans past due 90 days to loans (2)	.08%		.11%		.10%

(1)	Interim period ratios are annualized.

(2)	Excludes loans held for sale.

(3)	At June 30, 2009, $2.3 million of the loans past due 90 days and still accruing are premium finance loans. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take up to 180 days or longer from the cancellation date.

(4)	At June 30, 2009, non-performing assets include $3.0 million of mortgage warehouse loans which were transferred to the loans held for investment portfolio at lower of cost or market, and some were subsequently moved to other real estate owned.

Non-performing Assets
Non-performing assets include non-accrual loans and leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. The table below summarizes our non-accrual loans by type (in thousands):

	June 30,	June 30,	December 31,
	2009	2008	2008

Non-accrual loans:
Commercial	$22,548	$2,438	$15,676
Construction	23,123	12,650	22,362
Real estate	3,617	1,339	6,239
Consumer	96	194	296
Leases	208	132	2,926

Total non-accrual loans	$49,592	$16,753	$47,499

At June 30, 2009, our total non-accrual loans were $49.6 million. Of these, $22.5 million were characterized as commercial loans. This included a $7.3 million lender finance loan secured by the borrower’s material assets, a $6.1 million residence rehabilitation loan secured by single family residences, a $4.4 million manufacturing loan secured by the assets of the borrower, a $2.5 million loan secured by a first lien security interest in the borrower’s accounts receivable and assets, and $1.4 million in auto dealer loans secured by the borrower’s accounts receivable and inventory. Non-accrual loans also included $23.1 million characterized as construction loans. This included a $6.8 million commercial real estate loan secured by undeveloped lots, a $5.0 million commercial real estate loan secured by unimproved land, a $3.8 million commercial real estate loan secured by retail property and $2.8 million in commercial real estate loans secured by single family residences. Also included in this category is $1.8 million in commercial real estate loans secured by a developed condo project, a $1.6 million commercial real estate loan secured by unimproved lots, and a $1.1 million real estate investment loan secured by unimproved lots. Non-accrual loans also included $3.6 million characterized as real estate loans, $2.4 of which relates to single family mortgages that were originated in our mortgage warehouse operation. Each of these loans were reviewed for impairment and specific reserves were allocated as necessary and included in the allowance for loan losses as of June 30, 2009 to cover any probable loss.
At June 30, 2009, our other real estate owned (“OREO”) totaled $31.4 million. This included an unimproved commercial real estate lot valued at $7.5 million, fully-developed residential real estate lots valued at $1.6 million and undeveloped land valued at $7.1 million, commercial real estate property consisting of single family residences and developed lots valued at $4.3 million, commercial real estate property consisting of single family residences and a mix of lots at various levels of completion valued at $2.0 million, an unimproved commercial real estate lot valued at $2.9 million and an office building valued at $2.6 million.
At June 30, 2009, we had $3.5 million in loans past due 90 days and still accruing interest. At June 30, 2009, $2.3 million of the loans past due 90 days and still accruing are premium finance loans. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take up to 180 days or longer from the cancellation date.
Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of June 30, 2009, none of our non-accrual loans were earning on a cash basis.
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
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At June 30, 2009 and December 31, 2008, we had $18.4 million and $22.5 million in loans of this type which were not included in either non-accrual or 90 days past due categories.

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2008 and for the six months ended June 30, 2009, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank) Federal Home Loan Bank (“FHLB”) borrowings and Fed borrowings.
Our liquidity needs have typically been fulfilled through growth in our core customer deposits, and supplemented with brokered deposits and borrowings as needed. Our goal is to obtain as much of our funding as possible from deposits of these core customers, which as of June 30, 2009, comprised $2,861.3 million, or 78.5%, of total deposits. On an average basis, for the quarter ended June 30, 2009, deposits from core customers comprised $2,873.9 million, or 86.8%, of total quarterly average deposits. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect.
In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. These CDs are generally of short maturities, 90 to 180 days or less, and are used to supplement temporary differences in the growth in loans, including growth in specific categories of loans, compared to customer deposits. As of June 30, 2009, brokered retail CDs comprised $782.3 million, or 21.5%, of total deposits. On an average basis, for the quarter ended June 30, 2009, brokered retail CDs comprised $437.6 million, or 13.2%, of total quarterly average deposits. We believe the Company has access to sources of brokered deposits of not less than an additional $2.5 billion.
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

June 30, 2009
Federal funds purchased	$632,945
Customer repurchase agreements	61,816
Treasury, tax and loan notes	4,311
Fed borrowings	350,000
TLGP borrowings	10,500
Trust preferred subordinated debentures	113,406

Total borrowings	$1,172,978

Maximum outstanding at any month end during the year	$1,866,587

The following table summarizes our other borrowing capacities in excess of balances outstanding at June 30, 2009 (in thousands):

FHLB borrowing capacity relating to loans	$1,381,000
FHLB borrowing capacity relating to securities	44,000

Total FHLB borrowing capacity	$1,425,000

Unused federal funds lines available from commercial banks	$693,000
In connection with the FDIC’s Temporary Liability Guarantee Program (“TLGP”), we have the capacity to issue up to $1.1 billion in indebtedness which will be guaranteed by the FDIC for a limited period of time to newly issued senior unsecured debt and non-interest bearing deposits. We may issue any notes prior to October 31, 2009 with maturities no later than December 31, 2012. As of June 30, 2009 $10.5 million of these notes was outstanding.
Our equity capital averaged $467.0 million for the six months ended June 30, 2009 as compared to $309.3 million for the same period in 2008. This increase reflects our retention of net earnings during this period and the proceeds of sales of our common stock. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.
On September 10, 2008, we completed a sale of 4 million shares of our common stock in a private placement to a number of institutional investors. The purchase price was $14.50 per share, and net proceeds from the sale totaled $55 million. On May 8, 2009, we completed a sale of 4.6 million shares of our common stock in a public offering. The purchase price was $13.75 per share, and net proceeds from the sale totaled $59.4 million. The new capital from these offerings is being used for general corporate purposes, including capital for support of anticipated growth of our bank.
On January 16, 2009, we completed the issuance of $75 million of Series A perpetual preferred stock and related warrant under the U.S. Department of Treasury’s voluntary Capital Purchase Program (“CPP”). The preferred stock was repurchased in May 2009. In connection with the repurchase, we recorded a $3.9 million accelerated deemed dividend in the second quarter of 2009 representing the unamortized value of the outstanding warrants issued to the U.S. Department of Treasury to account for the difference between the book value and the carrying value of the preferred stock repurchased from the Treasury. The $3.9 million accelerated deemed dividend, combined with the previously scheduled preferred dividend of $523,000 resulted in a total dividend and reduction of earnings available to common stock of $4.4 million during the second quarter of 2009.
Our Bank capital ratios remain above the levels required to be well capitalized and our consolidated capital ratios have been enhanced with $114.4 million from the two common stock transactions discussed above and will allow us to grow organically with the addition of loan and deposit relationships.

Commitments and Contractual Obligations
The following table presents significant fixed and determinable contractual obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of June 30, 2009, our significant fixed and determinable contractual obligations to third parties were as follows (in thousands):

		After One	After Three
	Within	but Within	but Within	After Five
	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity (1)	$1,825,073	$—	$—	$—	$1,825,073
Time deposits (1)	1,778,867	31,778	7,765	99	1,818,509
Federal funds purchased (1)	632,945	—	—	—	632,945
Customer repurchase agreements (1)	61,816	—	—	—	61,816
Treasury, tax and loan notes (1)	4,311	—	—	—	4,311
Fed borrowings (1)	350,000				350,000
TLGP borrowings (1)	10,500	—	—	—	10,500
Operating lease obligations (1) (2)	7,437	13,495	12,669	43,248	76,849
Trust preferred subordinated debentures (1)	—	—	—	113,406	113,406

Total contractual obligations	$4,670,949	$45,273	$20,434	$156,753	$4,893,409

(1)	Excludes interest.

(2)	Non-balance sheet item.
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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of June 30, 2009, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Interest Rate Sensitivity Gap Analysis
June 30, 2009
(In thousands)

	0-3 mo	4-12 mo	1-3 yr	3+ yr	Total
	Balance	Balance	Balance	Balance	Balance

Securities (1)	$59,679	$65,144	$83,872	$99,492	$308,187

Total variable loans	4,020,243	1,739	4,377	—	4,026,359
Total fixed loans	188,952	207,361	287,334	73,294	756,941

Total loans (2)	4,209,195	209,100	291,711	73,294	4,783,300

Total interest sensitive assets	$4,268,874	$274,244	$375,583	$172,786	$5,091,487

Liabilities:
Interest bearing customer deposits	$1,478,025	$—	$—	$—	$1,478,025
CDs & IRAs	403,598	210,018	31,778	7,864	653,258
Wholesale deposits	742,987	39,278	—	—	782,265

Total interest bearing deposits	2,624,610	249,296	31,778	7,864	2,913,548

Repurchase agreements, Federal funds purchased, FHLB borrowings	1,044,761	14,811	—	—	1,059,572
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowings	1,044,761	14,811	—	113,406	1,172,978

Total interest sensitive liabilities	$3,669,371	$264,107	$31,778	$121,270	$4,086,526

GAP	599,503	10,137	343,805	51,516	—
Cumulative GAP	599,503	609,640	953,445	1,004,961	1,004,961

Demand deposits					$730,034
Stockholders’ equity					464,684

Total					$1,194,718

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.
The table above sets forth the balances as of June 30, 2009 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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
200 bp Increase
June 30, 2009
Change in net interest income	$14,799
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures as of June 30, 2009, and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could materially affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There has not been any material change in the risk factors previously disclosed in the Company’s 2008 Form 10-K for the fiscal year ended December 31, 2008.
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
On May 19, 2009, we held our annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, out of 31,014,158 shares of common stock entitled to vote at the meeting, the holders of 26,104,263 shares were present in person or by proxy. At the Annual Meeting, each nominee for director discussed in our Proxy Statement dated April 9, 2009 regarding the Annual Meeting was elected a director of the Company and the compensation of the Company’s executives was approved, on an advisory basis. The votes received by each nominee for director and the advisory vote on compensation are set forth below:

Proposal	Votes For	Votes Against	Votes Withheld

Proposal 1: Election of Directors
Peter B. Bartholow	24,266,481		1,837,782
Joseph M. Grant	25,718,815		385,448
Frederick B. Hegi, Jr.	25,329,085		775,178
Larry L. Helm	23,769,094		2,335,169
James R. Holland, Jr.	24,907,539		1,196,724
George F. Jones, Jr.	25,777,765		326,498
Walter W. McAllister III	24,389,351		1,714,912
Lee Roy Mitchell	24,485,305		1,618,958
Steve Rosenberg	25,777,825		326,438
Robert W. Stallings	25,757,238		347,025
Ian J. Turpin	25,777,613		326,650

Proposal 2: Advisory approval of executives compensation	17,796,620	8,205,219	102,424
ITEM 6. EXHIBITS
     (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS CAPITAL BANCSHARES, INC.

Date: July 23, 2009

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