Form 10-Q
period 2009-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2009-10-23
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2009

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
Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     On October 21, 2009, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:
Common Stock, par value $0.01 per share            35,804,668

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended September 30, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(In thousands except per share data)

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008

Interest income
Interest and fees on loans	$58,959	$57,909	$167,326	$176,195
Securities	3,226	4,281	10,621	13,691
Federal funds sold	5	40	29	141
Deposits in other banks	7	10	40	30

Total interest income	62,197	62,240	178,016	190,057
Interest expense
Deposits	8,916	18,338	29,264	56,777
Federal funds purchased	586	2,273	1,944	7,186
Repurchase agreements	14	86	42	462
Other borrowings	125	1,791	1,873	7,770
Trust preferred subordinated debentures	990	1,486	3,308	4,837

Total interest expense	10,631	23,974	36,431	77,032

Net interest income	51,566	38,266	141,585	113,025
Provision for loan losses	13,500	4,000	33,000	15,750

Net interest income after provision for loan losses	38,066	34,266	108,585	97,275
Non-interest income
Service charges on deposit accounts	1,658	1,161	4,797	3,566
Trust fee income	1,000	1,234	2,836	3,656
Bank owned life insurance (BOLI) income	418	299	1,115	925
Brokered loan fees	2,120	1,024	6,822	2,168
Equipment rental income	1,291	1,487	4,200	4,513
Other	646	(320)	1,679	1,692

Total non-interest income	7,133	4,885	21,449	16,520
Non-interest expense
Salaries and employee benefits	19,569	16,039	53,788	46,750
Net occupancy expense	3,164	2,300	9,305	7,097
Leased equipment depreciation	1,050	1,153	3,288	3,525
Marketing	705	521	1,915	1,847
Legal and professional	3,274	2,358	8,816	6,829
Communications and data processing	935	858	2,750	2,482
FDIC insurance assessment	1,452	432	6,492	1,154
Allowance and other carrying costs for OREO	2,390	239	3,968	668
Other	4,528	3,775	12,424	10,856

Total non-interest expense	37,067	27,675	102,746	81,208

Income from continuing operations before income taxes	8,132	11,476	27,288	32,587
Income tax expense	2,779	3,911	9,328	11,192

Income from continuing operations	5,353	7,565	17,960	21,395
Loss from discontinued operations (after-tax)	(41)	(252)	(180)	(516)

Net income	5,312	7,313	17,780	20,879
Preferred stock dividends	—	—	5,383	—

Net income available to common stockholders	$5,312	$7,313	$12,397	$20,879

Basic earnings per common share:
Income from continuing operations	$.15	$.27	$.38	$.79
Net income	$.15	$.26	$.37	$.77

Diluted earnings per common share:
Income from continuing operations	$.15	$.27	$.37	$.79
Net income	$.15	$.26	$.37	$.77
See accompanying notes to consolidated financial statements

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and due from banks	$60,365	$77,887
Federal funds sold	240	4,140
Securities, available-for-sale	285,869	378,752
Loans held for sale	549,787	496,351
Loans held for sale from discontinued operations	589	648
Loans held for investment (net of unearned income)	4,290,453	4,027,871
Less: Allowance for loan losses	68,368	46,835

Loans held for investment, net	4,222,085	3,981,036
Premises and equipment, net	11,473	9,467
Accrued interest receivable and other assets	180,465	184,242
Goodwill and intangible assets, net	7,567	7,689

Total assets	$5,318,440	$5,140,212

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$802,692	$587,161
Interest bearing	2,720,011	2,245,991
Interest bearing in foreign branches	393,865	500,035

Total deposits	3,916,568	3,333,187

Accrued interest payable	2,516	6,421
Other liabilities	21,714	19,518
Federal funds purchased	616,029	350,155
Repurchase agreements	65,422	77,732
Other short-term borrowings	108,741	812,720
Long-term borrowings	—	40,000
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	4,844,396	4,753,139

Stockholders’ equity:
Common stock, $.01 par value:
Authorized shares — 100,000,000
Issued shares —35,802,485 and 30,971,189 at September 30, 2009 and December 31, 2008, respectively	358	310
Additional paid-in capital	324,724	255,051
Retained earnings	142,248	129,851
Treasury stock (shares at cost: 417 at September 30, 2009 and 84,691 at December 31, 2008)	(8)	(581)
Deferred compensation	—	573
Accumulated other comprehensive income, net of taxes	6,722	1,869

Total stockholders’ equity	474,044	387,073

Total liabilities and stockholders’ equity	$5,318,440	$5,140,212

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED
(In thousands except share data)

										Accumulated
										Other
					Additional					Comprehensive
	Preferred Stock		Common Stock		Paid-in		Treasury Stock		Deferred	Income (Loss),
	Shares	Amount	Shares	Amount	Capital	Retained Earnings	Shares	Amount	Compensation	Net of Taxes	Total

Balance at December 31, 2007	—	$—	26,389,548	$264	$190,175	$105,585	(84,691)	$(581)	$573	$(878)	$295,138
Comprehensive income:	—	—
Net income (unaudited)	—	—	—	—	—	20,879	—	—	—	—	20,879
Change in unrealized loss on available-for-sale securities, net of taxes of $739 (unaudited)	—	—	—	—	—	—	—	—	—	1,373	1,373

Total comprehensive income (unaudited)											22,252
Tax benefit related to exercise of stock options (unaudited)	—	—	—	—	1,357	—	—	—	—	—	1,357
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	3,839	—	—	—	—	—	3,839
Issuance of stock related to stock-based awards (unaudited)	—	—	454,654	4	3,265	—	—	—	—	—	3,269
Issuance of common stock (unaudited)	—	—	4,000,000	40	54,963	—	—	—	—	—	55,003

Balance at September 30, 2008 (unaudited)	—	$—	30,844,202	$308	$253,599	$126,464	(84,691)	$(581)	$573	$495	$380,858

Balance at December 31, 2008	—	$—	30,971,189	$310	$255,051	$129,851	(84,691)	$(581)	$573	$1,869	$387,073
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	17,780	—	—	—	—	17,780
Change in unrealized loss on available-for-sale securities, net of taxes of $2,613 (unaudited)	—	—	—	—	—	—	—	—	—	4,853	4,853

Total comprehensive income (unaudited)											22,633
Tax expense related to exercise of stock options (unaudited)	—	—	—	—	182	—	—	—	—	—	182
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	4,394	—	—	—	—	—	4,394
Deferred compensation	—	—	—	—	—	—	(84,274)	573	(573)	—	—
Issuance of stock related to stock-based awards (unaudited)	—	—	231,296	2	1,533	—	—	—	—	—	1,535
Issuance of common stock	—	—	4,600,000	46	59,400	—	—	—	—	—	59,446
Issuance of preferred stock and related warrant (unaudited)	75,000	70,836	—	—	4,164	—	—	—	—	—	75,000
Repurchase of preferred stock (unaudited)	(75,000)	(71,069)	—	—		(3,931)	—	—	—	—	(75,000)
Preferred stock dividend and accretion of preferred stock discount (unaudited)	—	233	—	—	—	(1,452)	—	—	—	—	(1,219)

Balance at September 30, 2009 (unaudited)	—	$—	35,802,485	$358	$324,724	$142,248	(417)	$(8)	$—	$6,722	$474,044

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Nine months ended
	September 30
	2009	2008

Operating activities
Net income from continuing operations	$17,960	$21,395
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for loan losses	33,000	15,750
Depreciation and amortization	5,946	5,762
Amortization and accretion on securities	182	222
Bank owned life insurance (BOLI) income	(1,115)	(925)
Stock-based compensation expense	4,394	3,839
Tax benefit (expense) from stock option exercises	182	1,357
Excess tax benefits (expense) from stock-based compensation arrangements	(540)	(3,878)
Originations of loans held for sale	(12,556,388)	(5,125,817)
Proceeds from sales of loans held for sale	12,502,952	4,956,982
(Gain)/loss on sale of foreclosed assets	1,233	—
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(9,544)	(16,883)
Accrued interest payable and other liabilities	(4,321)	(4,977)

Net cash (used in) operating activities of continuing operations	(6,059)	(147,173)
Net cash (used in) operating activities of discontinued operations	(134)	(509)

Net cash (used in) operating activities	(6,193)	(147,682)

Investing activities
Purchases of available-for-sale securities	—	(4,372)
Maturities and calls of available-for-sale securities	30,880	15,935
Principal payments received on available-for-sale securities	69,286	65,301
Net (increase) in loans held for investment	(274,036)	(385,058)
Purchase of premises and equipment, net	(4,059)	(1,709)
Proceeds from sale of foreclosed assets	9,432	—

Net cash (used in) investing activities of continuing operations	(168,497)	(309,903)

Financing activities
Net increase in deposits	583,381	322,586
Proceeds from issuance of stock related to stock-based awards	1,535	3,269
Proceeds from issuance of common stock	59,446	55,003
Proceeds from issuance of preferred stock and related warrants	75,000	—
Repurchase of preferred stock	(75,000)	—
Dividends paid	(1,219)	—
Net increase (decrease) in other borrowings	(756,289)	155,582
Excess tax benefits (expense) from stock-based compensation arrangements	540	3,878
Net increase (decrease) in federal funds purchased	265,874	(104,408)

Net cash provided by financing activities of continuing operations	153,268	435,910

Net (decrease) in cash and cash equivalents	(21,422)	(21,675)
Cash and cash equivalents at beginning of period	82,027	89,463

Cash and cash equivalents at end of period	$60,605	$67,788

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$39,545	$77,154
Cash paid during the period for income taxes	10,739	18,319
Non-cash transactions:
Transfers from loans/leases to OREO and other repossessed assets	22,444	3,120
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(1) OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Texas Capital Bancshares, Inc. (“the Company”), a Delaware financial holding company, was incorporated in November 1996 and commenced operations in March 1998. The consolidated financial statements of the Company include the accounts of Texas Capital Bancshares, Inc. and its wholly owned subsidiary, Texas Capital Bank, National Association (the “Bank”). The Bank currently provides commercial banking services to its customers in Texas and concentrates on middle market commercial and high net worth customers.
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
The consolidated interim financial statements have been prepared without audit. Certain information and footnote disclosures presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make interim financial information not misleading. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on February 19, 2009 (the “2008 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period. We have evaluated subsequent events for potential recognition and/or disclosure through October 22, 2009, the date the consolidated financial statements were issued.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for possible loan losses, the valuation allowance for other real estate owned (“OREO”), the fair value of stock-based compensation awards, the fair values of financial instruments and the status of contingencies are particularly susceptible to significant change in the near term.
Accumulated Other Comprehensive Income (Loss), net
Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income (loss), net. Accumulated comprehensive income (loss), net for the nine months ended September 30, 2009 and 2008 is reported in the accompanying consolidated statements of changes in stockholders’ equity. We had comprehensive income of $7.3 million for the three months ended September 30, 2009 and comprehensive income of $9.0 million for the three months ended September 30, 2008. Comprehensive income during the three months ended September 30, 2009 included a net after-tax gain of $2.0 million, and comprehensive income during the three months ended September 30, 2008 included a net after-tax gain of $1.7 million due to changes in the net unrealized gains/losses on securities available-for-sale.

Fair Values of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments do not include the value of anticipated future business or the value of assets and liabilities not considered financial instruments. Effective January 1, 2008, we adopted the reporting requirements of Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The adoption of ASC 820 did not have an impact on our financial statements except for the expanded disclosures noted in Note 10 — Fair Value Disclosures.
(2) EARNINGS PER COMMON SHARE
The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008

Numerator:
Net income from continuing operations	$5,353	$7,565	$17,960	$21,395
Preferred stock dividends	—	—	5,383	—

Net income from continuing operations available to common shareholders	5,353	7,565	12,577	21,395
Loss from discontinued operations	(41)	(252)	(180)	(516)

Net income available to common shareholders	$5,312	$7,313	$12,397	$20,879

Denominator:
Denominator for basic earnings per share-weighted average shares	35,753,731	27,725,573	33,528,076	26,968,720
Effect of employee stock options (1)	482,766	67,365	219,058	76,087
Effect of warrants to purchase common stock	67,478	—	22,740	—

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	36,303,975	27,792,938	33,769,874	27,044,807

Basic earnings per common share from continuing operations	$.15	$.27	$.38	$.79
Basic earnings per common share from discontinued operations	(.00)	(.01)	(.01)	(.02)

Basic earnings per common share	$.15	$.26	$.37	$.77

Diluted earnings per share from continuing operations	$.15	$.27	$.37	$.79
Diluted earnings per share from discontinued operations	(.00)	(.01)	(.00)	(.02)

Diluted earnings per common share	$.15	$.26	$.37	$.77

(1)	Stock options and stock appreciation rights (SARs) outstanding of 1,477,002 at September 30, 2009 and 1,630,781 at September 30, 2008 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Stock options and SARs are anti-dilutive when the exercise price is higher than the average market price of our common stock.

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
Our net unrealized gain on the available-for-sale securities portfolio value increased from a gain of $2.9 million, which represented 0.77% of the amortized cost at December 31, 2008, to a gain of $10.3 million, which represented 3.75% of the amortized cost at September 30, 2009.
The following is a summary of securities (in thousands):

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale Securities:
U. S. Treasuries	$—	$—	$—	$—
Residential mortgage-backed securities	219,274	8,759	(24)	228,009
Corporate securities	5,000	—	(325)	4,675
Municipals	43,752	1,745	—	45,497
Equity securities (1)	7,506	182	—	7,688

	$275,532	$10,686	$(349)	$285,869

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale Securities:
U. S. Treasuries	$28,299	$1	$(4)	$28,296
Residential mortgage-backed securities	288,701	4,145	(1,130)	291,716
Corporate securities	5,000	—	(190)	4,810
Municipals	46,370	370	(209)	46,531
Equity securities (1)	7,506	—	(107)	7,399

	$375,876	$4,516	$(1,640)	$378,752

(1)	Equity securities consist of Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands, except percentage data):

	At September 30, 2009
		After One	After Five
	Less Than	Through	Through	After Ten
	One Year	Five Years	Ten Years	Years	Total

Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	17,429	47,802	73,788	80,255	219,274
Estimated fair value	17,841	49,112	77,768	83,288	228,009
Weighted average yield (3)	4.172%	4.368%	4.820%	4.603%	4.591%
Corporate securities:
Amortized cost	—	5,000	—	—	5,000
Estimated fair value	—	4,675	—	—	4,675
Weighted average yield (3)	—	7.375%	—	—	7.375%
Municipals: (2)
Amortized cost	2,212	20,035	21,505	—	43,752
Estimated fair value	2,241	20,867	22,389	—	45,497
Weighted average yield (3)	7.303%	8.229%	8.737%	—	8.432%
Equity securities:
Amortized cost	7,506	—	—	—	7,506
Estimated fair value	7,688	—	—	—	7,688

Total available-for-sale securities:
Amortized cost					$275,532

Estimated fair value					$285,869

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.
Securities with carrying values of approximately $216,848,000 were pledged to secure certain borrowings and deposits at September 30, 2009. Of the pledged securities at September 30, 2009, approximately $141,287,000 were pledged for certain deposits, and approximately $75,561,000 were pledged for repurchase agreements.
The following table discloses, as of September 30, 2009, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Residential mortgage-backed securities	$—	$—	$2,763	$(24)	$2,763	$(24)
Corporate securities	4,675	(325)	—	—	4,675	(325)

	$4,675	$(325)	$2,763	$(24)	$7,438	$(349)

At September 30, 2009, the number of investment positions in this unrealized loss position totals 4. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments for a period of time sufficient to allow for a recovery in market value, and (2) it is not probable that we will be unable to collect the amounts contractually due. The unrealized losses noted are interest rate related, and losses have decreased as rates decreased in 2008 and 2009. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES
At September 30, 2009 and December 31, 2008, loans were as follows (in thousands):

	September 30,	December 31,
	2009	2008

Commercial	$2,394,174	$2,276,054
Construction	711,887	667,437
Real estate	1,085,221	988,784
Consumer	26,384	32,671
Leases	97,662	86,937

Gross loans held for investment	4,315,328	4,051,883
Deferred income (net of direct origination costs)	(24,875)	(24,012)
Allowance for loan losses	(68,368)	(46,835)

Total loans held for investment, net	$4,222,085	$3,981,036

We continue to lend primarily in Texas. As of September 30, 2009, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased selected loan participations and interests in certain syndicated credits and United States Department of Agriculture (“USDA”) government guaranteed loans. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.
Non-Performing Assets
Non-performing loans and leases at September 30, 2009, December 31, 2008 and September 30, 2008 are summarized as follows (in thousands):

	September 30,	December 31,	September 30,
	2009	2008	2008

Non-accrual loans: (1) (3)
Commercial	$34,165	$15,676	$1,525
Construction	35,216	22,362	23,349
Real estate	10,817	6,239	21,121
Consumer	151	296	119
Equipment leases	4,921	2,926	465

Total non-accrual loans	85,270	47,499	46,579

Other repossessed assets:
Other real estate owned (3)(4)	34,671	25,904	5,792
Other repossessed assets	35	25	25

Total other repossessed assets	34,706	25,929	5,817

Total non-performing assets	$119,976	$73,428	$52,396

Loans past due (90 days) (2)	$7,569	$4,115	$2,970

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal.

(2)	At September 30, 2009, $2.6 million of the loans past due 90 days and still accruing are premium finance loans. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(3)	At September 30, 2009, non-performing assets include $3.1 million of mortgage warehouse loans that were transferred to our loans held for investment portfolio at lower of cost or market, and some subsequently moved to other real estate owned.

(4)	At September 30, 2009, OREO balance is net of $2.2 million valuation allowance.

Allowance for Loan Losses
Activity in the allowance for loan losses was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Balance at the beginning of the period	$56,893	$38,460	$46,835	$32,821
Provision for loan losses	13,500	4,000	33,000	15,750
Net charge-offs:
Loans charged-off	2,082	1,541	11,605	8,408
Recoveries	57	79	138	835

Net charge-offs	2,025	1,462	11,467	7,573

Balance at the end of the period	$68,368	$40,998	$68,368	$40,998

(5) OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO
Other real estate owned, which is included in other assets on the balance sheet, consists of real estate that has been foreclosed. Real estate that has been foreclosed is recorded at the lower of the amount of the loan balance or the fair value of the real estate, less selling costs prior to foreclosure, through a charge to the allowance for loan losses, if necessary. Subsequent write-downs required for declines in value are recorded through a valuation allowance and a provision for losses charged to other non-interest expense.
Activity in the valuation allowance for losses on OREO was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Balance at the beginning of the period	$—	$—	$—	$—
Provision for losses on OREO	2,181	—	2,181	—
Charge-offs

Balance at the end of the period	$2,181	$—	$2,181	$—

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

September 30, 2009
(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,169,579
Standby letters of credit	66,840
(7) REGULATORY MATTERS
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
We participated in the U.S. Treasury Capital Purchase Program in the first quarter 2009 and issued $75 million of Series A preferred stock and related warrants. In the second quarter 2009, we repurchased the preferred stock related to the Program and completed a public offering of 4.6 million shares of common stock in May 2009. The new capital from this offering qualifies as Tier 1 capital and increased our Tier 1 and total capital ratios. For additional information regarding the preferred stock and warrant and the common stock offering, see Note 11 to the consolidated financial statements.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Company’s capital ratios exceed the regulatory definition of adequately capitalized as of September 30, 2009 and 2008. As of June 30, 2009, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action and continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

	September 30,
	2009	2008

Risk-based capital:
Tier 1 capital	11.20%	10.54%
Total capital	12.45%	11.44%
Leverage	10.75%	10.45%
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
We recognized stock-based compensation expense of $1.5 million and $1.3 million for the three months ended September 30, 2009 and 2008, respectively, and $4.4 million and $3.8 million for the nine months ended September 30, 2009 and 2008, respectively. The amount for the three months ended September 30, 2009 is comprised of $145,000 related to unvested options issued prior to the adoption of ASC Topic 718,

Compensation — Stock Compensation (“ASC 718”), $433,000 related to SARs issued in 2006, 2007, 2008, and 2009 and $926,000 related to restricted stock units (“RSUs”) issued in 2006, 2007, 2008 and 2009. The amount for the nine months ended September 30, 2009 is comprised of $492,000 related to unvested options issued prior to the adoption of ASC 718, $1.2 million related to SARs issued in 2006, 2007, 2008 and 2009, and $2.7 million related to RSUs issued in 2006, 2007, 2008 and 2009. Unrecognized stock-based compensation expense related to unvested options issued prior to adoption of ASC 718 is $355,000. At September 30, 2009, the weighted average period over which this unrecognized expense is expected to be recognized was 0.9 years. Unrecognized stock-based compensation expense related to grants subsequent to 2005 is $14.3 million. At September 30, 2009, the weighted average period over which this unrecognized expense is expected to be recognized was 2.0 years.
(9) DISCONTINUED OPERATIONS
Subsequent to the end of the first quarter of 2007, we and the purchaser of our residential mortgage loan division (RML) agreed to terminate and settle the contractual arrangements related to the sale of the division, which had been completed as of the end of the third quarter of 2006. Historical operating results of RML are reflected as discontinued operations in the financial statements.
During the three months ended September 30, 2009 and 2008, the loss from discontinued operations was $41,000 and $252,000, net of taxes, respectively. For the nine months ended September 30, 2009 and 2008, the loss from discontinued operations was $180,000 and $516,000, net of taxes, respectively. The 2009 losses are primarily related to continuing legal and salary expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $589,000 in loans held for sale from discontinued operations that are carried at the estimated market value at quarter-end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of September 30, 2009 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.
(10) FAIR VALUE DISCLOSURES
Effective January 1, 2008, we adopted ASC 820, which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of ASC 820 did not have an impact on our financial statements except for the expanded disclosures noted below.
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
Assets and liabilities measured at fair value at September 30, 2009 are as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3

Available for sale securities: (1)
Treasuries	$—	$—	$—
Mortgage-backed securities	—	228,009	—
Corporate securities	—	4,675	—
Municipals	—	45,497	—
Other	—	7,688	—
Loans (2) (4)	—	158,591	5,719
OREO (3) (4)	—	34,671	—
Derivative asset (5)	—	3,505	—
Derivative liability (5)	—	(3,505)	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Includes certain mortgage loans that have been transferred to loans held for investment from loans held for sale at the lower of cost or market. Also, includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(3)	Other real estate owned is transferred from loans to OREO at fair value less selling costs.

(4)	Fair value of loans and OREO is measured on a nonrecurring basis.

(5)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.
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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$60,365	$60,365	$82,027	$82,027
Securities, available-for-sale	285,869	285,869	378,752	378,752
Loans held for sale	549,787	549,787	496,351	496,351
Loans held for sale from discontinued operations	589	589	648	648
Loans held for investment, net	4,222,085	4,236,299	3,981,036	3,998,208
Derivative asset	3,505	3,505	2,767	2,767
Deposits	3,916,568	3,917,858	3,333,187	3,337,887
Federal funds purchased	616,029	616,029	350,155	350,155
Borrowings	174,163	174,163	930,452	930,452
Trust preferred subordinated debentures	113,406	113,997	113,406	114,157
Derivative liability	3,505	3,505	2,767	2,767
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
(11) STOCKHOLDERS’ EQUITY
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
(12) NEW ACCOUNTING PRONOUNCEMENTS
FASB ASC 105 Generally Accepted Accounting Principles (“ASC 105”) establishes the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. ASC 105 was adopted on September 15, 2009, and did not have a significant impact on our financial statements.

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended			For the three months ended
	September 30, 2009			September 30, 2008
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Assets
Securities — taxable	$247,936	$2,813	4.50%	$325,317	$3,852	4.71%
Securities — non-taxable(2)	44,642	635	5.64%	47,271	660	5.55%
Federal funds sold	6,782	5	0.29%	8,001	40	1.99%
Deposits in other banks	12,649	7	0.22%	2,554	10	1.56%
Loans held for sale from continuing operations	539,889	6,881	5.06%	288,103	4,137	5.71%
Loans	4,264,202	52,078	4.85%	3,781,289	53,772	5.66%
Less reserve for loan losses	56,429	—	—	38,180	—	—

Loans, net of reserve	4,747,662	58,959	4.93%	4,031,212	57,909	5.71%

Total earning assets	5,059,671	62,419	4.89%	4,414,355	62,471	5.63%
Cash and other assets	245,564			201,589

Total assets	$5,305,235			$4,615,944

Liabilities and Stockholders’ Equity
Transaction deposits	$144,944	$58	0.16%	$103,905	$122	0.47%
Savings deposits	1,377,712	3,090	0.89%	778,956	3,371	1.72%
Time deposits	1,284,220	4,245	1.31%	1,275,798	10,524	3.28%
Deposits in foreign branches	404,545	1,523	1.49%	720,211	4,321	2.39%

Total interest bearing deposits	3,211,421	8,916	1.10%	2,878,870	18,338	2.53%
Other borrowings	724,127	725	0.40%	709,157	4,150	2.33%
Trust preferred subordinated debentures	113,406	990	3.46%	113,406	1,486	5.21%

Total interest bearing liabilities	4,048,954	10,631	1.04%	3,701,433	23,974	2.58%
Demand deposits	764,557			567,914
Other liabilities	15,617			16,452
Stockholders’ equity	476,107			330,145

Total liabilities and stockholders’ equity	$5,305,235			$4,615,944

Net interest income		$51,788			$38,497

Net interest margin			4.06%			3.47%
Net interest spread			3.85%			3.05%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

Additional information from discontinued operations:
Loans held for sale	$585			$686
Borrowed funds	585			686
Net interest income		$17			$15
Net interest margin — consolidated			4.06%			3.47%

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the nine months ended			For the nine months ended
	September 30, 2009			September 30, 2008
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Assets
Securities — taxable	$283,099	$9,368	4.42%	$353,902	$12,390	4.68%
Securities — non-taxable(2)	45,527	1,927	5.66%	47,846	2,002	5.59%
Federal funds sold	9,088	29	0.43%	7,948	141	2.37%
Deposits in other banks	12,047	40	0.44%	1,639	30	2.44%
Loans held for sale from continuing operations	594,410	21,143	4.76%	235,460	10,401	5.90%
Loans	4,137,993	146,183	4.72%	3,621,410	165,794	6.12%
Less reserve for loan losses	51,608	—	—	34,972	—	—

Loans, net of reserve	4,680,795	167,326	4.78%	3,821,898	176,195	6.16%

Total earning assets	5,030,556	178,690	4.75%	4,233,233	190,758	6.02%
Cash and other assets	245,442			202,706

Total assets	$5,275,998			$4,435,939

Liabilities and Stockholders’ Equity
Transaction deposits	$136,905	$157	0.15%	$107,932	$396	.049%
Savings deposits	1,034,764	6,513	0.84%	803,269	12,052	2.00%
Time deposits	1,214,935	17,416	1.92%	979,084	26,744	3.65%
Deposits in foreign branches	414,302	5,178	1.67%	810,472	17,585	2.90%

Total interest bearing deposits	2,800,906	29,264	1.40%	2,700,757	56,777	2.81%
Other borrowings	1,163,209	3,859	0.44%	770,704	15,418	2.67%
Trust preferred subordinated debentures	113,406	3,308	3.90%	113,406	4,837	5.70%

Total interest bearing liabilities	4,077,521	36,431	1.19%	3,584,867	77,032	2.87%
Demand deposits	709,051			517,033
Other liabilities	19,350			17,708
Stockholders’ equity	470,076			316,331

Total liabilities and stockholders’ equity	$5,275,998			$4,435,939

Net interest income		$142,259			$113,726

Net interest margin			3.78%			3.59%
Net interest spread			3.56%			3.15%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

Additional information from discontinued operations:
Loans held for sale	$604			$716
Borrowed funds	604			716
Net interest income		$45			$40
Net interest margin — consolidated			3.78%			3.59%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Summary of Performance
We reported net income of $5.4 million, or $.15 per diluted common share, for the third quarter of 2009 compared to $7.6 million, or $.27 per diluted common share, for the third quarter of 2008. Return on average equity was 4.46% and return on average assets was .40% for the third quarter of 2009, compared to 9.12% and .65%, respectively, for the third quarter of 2008. Net income for the nine months ended September 30, 2009, totaled $18.0 million compared to $21.4 million for the same period in 2008. Net income available to common shareholders was $12.6 million, or $.37 per diluted common share, for the nine months ended September 30, 2009, compared to $21.4 million, or $.79 per diluted common share, for the same period in 2008. Return on average equity was 5.11% and return on average assets was .46% for the nine months ended September 30, 2009 compared to 9.03% and .64%, respectively, for the same period in 2008.

Net income decreased $2.2 million, or 29%, for the three months ended September 30, 2009, and decreased $3.4 million, or 16%, respectively, for the nine months ended September 30, 2009 compared to the same period in 2008; and net income available to common shareholders for the nine months ended September 30, 2009 decreased $8.8 million, or 41%, compared to the same period in 2008. The $2.2 million decrease during the three months ended September 30, 2009 was primarily the result of a $9.5 million increase in the provision for loan losses and a $9.4 million increase in non-interest expense, offset by a $13.3 million increase in net interest income, a $2.2 million increase in non-interest income and a $1.1 million decrease in income tax expense. The $3.4 million decrease during the nine months ended September 30, 2009 was primarily the result of a $17.2 million increase in the provision for loan losses and a $21.5 million increase in non-interest expense, offset by a $28.6 million increase in net interest income, a $4.9 million increase in non-interest income and a $1.9 million decrease in income tax expense.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income was $51.6 million for the third quarter of 2009, compared to $38.3 million for the third quarter of 2008. The increase was due to an increase in average earning assets of $645.3 million as compared to the third quarter of 2008. The increase in average earning assets included a $482.9 million increase in average loans held for investment and an increase of $251.8 million in loans held for sale, offset by an $80.0 million decrease in average securities. For the quarter ended September 30, 2009, average net loans and securities represented 94% and 6%, respectively, of average earning assets compared to 91% and 9% in the same quarter of 2008.
Average non-interest bearing deposits increased from $196.6 million for the third quarter of 2008 to $764.6 million, and average stockholders’ equity increased from $330.1 million to $476.1 million for the same periods. Average interest bearing liabilities increased $347.5 million from the third quarter of 2008, which included a $332.6 million increase in interest bearing deposits and a $14.9 million increase in other borrowings. The significant increase in average other borrowings is a result of the combined effects of maturities of transaction-specific deposits and growth in loans during the third quarter of 2009. The average cost of interest bearing liabilities decreased from 2.58% for the quarter ended September 30, 2008 to 1.04% for the same period of 2009.
Net interest income was $141.6 million for the nine months ended September 30, 2009, compared to $113.0 million for the same period of 2008. The increase was due to an increase in average earning assets of $797.3 million as compared to the third quarter of 2008. The increase in average earning assets included a $516.6 million increase in average loans held for investment and an increase of $359.0 million in loans held for sale, offset by a $73.1 million decrease in average securities. For the nine months ended September 30, 2009, average net loans and securities represented 93% and 7%, respectively, of average earning assets compared to 90% and 10% in the same period of 2008.
Average non-interest bearing deposits increased from $517.0 million for the first nine months of 2008 to $709.1 million, and average stockholders’ equity increased from $316.3 million to $470.1 million for the same periods. Average interest bearing liabilities increased $492.7 million compared to the first nine months of 2008, which included a $100.1 million increase in interest bearing deposits and a $392.5 million increase in other borrowings. The significant increase in average other borrowings is a result of the combined effects of maturities of transaction-specific deposits and growth in loans during the first nine months of 2009. The average cost of interest bearing liabilities decreased from 2.87% for the nine months ended September 30, 2008 to 1.19% for the same period of 2009.

The following table presents the changes (in thousands) in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.

	Three months ended			Nine months ended
	September 30, 2009/2008			September 30, 2009/2008
		Change Due To (1)			Change Due To (1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate

Interest income:
Securities(2)	$(1,064)	$(943)	$(121)	$(3,097)	$(2,586)	$(511)
Loans held for sale	2,744	3,641	(897)	10,742	15,827	(5,085)
Loans held for investment	(1,694)	6,336	(8,030)	(19,611)	23,814	(43,425)
Federal funds sold	(35)	(6)	(29)	(112)	20	(132)
Deposits in other banks	(3)	40	(43)	10	190	(180)

Total	(52)	9,068	(9,120)	(12,068)	37,265	(49,333)
Interest expense:
Transaction deposits	(64)	47	(111)	(239)	106	(345)
Savings deposits	(281)	2,509	(2,790)	(5,539)	3,478	(9,017)
Time deposits	(6,279)	70	(6,349)	(9,328)	6,454	(15,782)
Deposits in foreign branches	(2,798)	(1,891)	(907)	(12,407)	(8,599)	(3,808)
Borrowed funds	(3,921)	88	(4,009)	(13,088)	7,854	(20,942)

Total	(13,343)	823	(14,166)	(40,601)	9,293	(49,894)

Net interest income	$13,291	$8,245	$5,046	$28,533	$27,972	$561

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.
Net interest margin from continuing operations, the ratio of net interest income to average earning assets from continuing operations, was 4.06% for the third quarter of 2009 compared to 3.47% for the third quarter of 2008. This 59 basis points increase in margin was a result of a steep decline in the costs of interest bearing liabilities and growth in non-interest bearing deposits and stockholders’ equity. Total cost of funding decreased from 2.07% for the third quarter of 2008 compared to .80% for the third quarter 2009. The benefit of the reduction in funding costs was partially offset by a 74 basis point decline in yields on earning assets.
Non-interest Income
The components of non-interest income were as follows (in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008

Service charges on deposit accounts	$1,658	$1,161	$4,797	$3,566
Trust fee income	1,000	1,234	2,836	3,656
Bank owned life insurance (BOLI) income	418	299	1,115	925
Brokered loan fees	2,120	1,024	6,822	2,168
Equipment rental income	1,291	1,487	4,200	4,513
Other	646	(320)	1,679	1,692

Total non-interest income	$7,133	$4,885	$21,449	$16,520

Non-interest income increased $2.2 million compared to the same quarter of 2008. The increase is primarily related to a $1.1 million increase in brokered loan fees due to an increase in mortgage warehouse volume. Service charges increased $497,000 due to lower earnings credit rates and some increases in fees. These increases were offset by a $234,000 decrease in trust fee income, which is due to the overall lower market values of trust assets. Included in the third quarter of 2008, we had a $1.0 million charge associated with customer fraud on certain mortgage loans recorded in other non-interest income.
Non-interest income increased $4.9 million during the nine months ended September 30, 2008 to $21.4 million compared to $16.5 million during the same period of 2008. The increase is primarily related to a $4.6 million increase in brokered loan fees due to an increase in mortgage warehouse volume. Service charges increased $1.2 million due to lower earnings credit rates and some increases in fees. These increases were offset by an $820,000 decrease in trust fee income, which is due to the overall lower market values of trust assets.
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
Non-interest Expense
The components of non-interest expense were as follows (in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008

Salaries and employee benefits	$19,569	$16,039	$53,788	$46,750
Net occupancy expense	3,164	2,300	9,305	7,097
Leased equipment depreciation	1,050	1,153	3,288	3,525
Marketing	705	521	1,915	1,847
Legal and professional	3,274	2,358	8,816	6,829
Communications and data processing	935	858	2,750	2,482
FDIC insurance assessment	1,452	432	6,492	1,154
Allowance and other carrying costs for OREO	2,390	239	3,968	668
Other	4,528	3,775	12,424	10,856

Total non-interest expense	$37,067	$27,675	$102,746	$81,208

Non-interest expense for the third quarter of 2009 increased $9.4 million, or 34%, to $37.1 million from $27.7 million. Salaries and employee benefits increased $3.6 million to $19.6 million from $16.0 million, which was primarily due to general business growth.
Occupancy expense for the three months ended September 30, 2009 increased $864,000, or 38%, compared to the same quarter in 2008 related to general business growth.
Legal and professional expense for the three months ended September 30, 2009 increased $916,000, or 39%, compared to the same quarter in 2008 mainly related to business growth and continued regulatory and compliance costs. Regulatory and compliance costs continue to be a factor in our expense growth, and we anticipate that they will continue to increase.
FDIC insurance assessment expense for the third quarter of 2009 increased $1.0 million compared to the same period in 2008 due to the rate increase effective for the first quarter 2009. The FDIC assessment rates will continue to increase and will continue to be a factor in our expense growth.
Valuation allowance for foreclosed assets and other carrying costs expense increased $2.2 million for the three months ended September 30, 2009, related to establishing a valuation allowance of $2.2 million in 2009.
Non-interest expense for the first nine months of 2009 increased $21.5 million, or 26%, to $102.7 million from $81.2 million. Salaries and employee benefits increased $7.0 million to $53.8 million from $46.8 million, which was primarily due to general business growth.
Occupancy expense for the nine months ended September 30, 2009 increased $2.2 million, or 31%, compared to the same quarter in 2008 related to general business growth.
Legal and professional expense for the nine months ended September 30, 2009 increased $1.9 million, or 28%, compared to the same quarter in 2008 mainly related to business growth and continued regulatory and compliance costs. Regulatory and compliance costs continue to be a factor in our expense growth, and we anticipate that they will continue to increase.

FDIC insurance assessment expense for the nine months ended September 30, 2009 increased $5.3 million compared to the same period in 2008 due to the rate increase effective for the first quarter 2009 and the special assessment in the second quarter of 2009. The FDIC assessment rates will continue to increase and will continue to be a factor in our expense growth.
Valuation allowance for foreclosed assets and other carrying costs expense increased $3.3 million for the nine months ended September 30, 2009, primarily related to establishing a valuation allowance of $2.2 million in the third quarter of 2009.
Analysis of Financial Condition
The aggregate loan portfolio at September 30, 2009 increased $294.5 million from December 31, 2008 to $4.8 billion. Commercial loans, construction loans, real estate loans, leases and loans held for sale increased $118.1 million, $44.5 million, $96.4 million, $10.7 million and $53.4 million, respectively. Consumer loans decreased $6.3 million. We anticipate that overall loan growth during the remainder of 2009 will be down from prior years as a result of tightened credit standards and reduced demand for credit due to overall economic conditions.
Loans were as follows as of the dates indicated (in thousands):

	September 30,	December 31,
	2009	2008

Commercial	$2,394,174	$2,276,054
Construction	711,887	667,437
Real estate	1,085,221	988,784
Consumer	26,384	32,671
Leases	97,662	86,937

Gross loans held for investment	4,315,328	4,051,883
Deferred income (net of direct origination costs)	(24,875)	(24,012)
Allowance for loan losses	(68,368)	(46,835)

Total loans held for investment, net	4,222,085	3,981,036
Loans held for sale	549,787	496,351

Total	$4,771,872	$4,477,387

We continue to lend primarily in Texas. As of September 30, 2009, a substantial majority of the principal amount of the loans in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We originate substantially all of the loans in our portfolio, except in certain instances we have purchased selected loan participations and interests in certain syndicated credits and USDA government guaranteed loans. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.
Summary of Loan Loss Experience
During the third quarter of 2009, we recorded net charge-offs in the amount of $2.0 million, compared to net charge-offs of $1.5 million for the same period in 2008. For the first nine months of 2009, the ratio of net charge-offs to loans held for investment was .37% compared to .28% for the same period in 2008. The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $68.4 million at September 30, 2009, $46.8 million at December 31, 2008 and $41.0 million at September 30, 2008. This represents 1.59%, 1.16% and 1.07% of loans held for investment (net of unearned income) at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.
The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a $13.5 million provision for loan losses during the third quarter of 2009 compared to $4.0 million in the third quarter of 2008 and $11.0 million in the second quarter of 2009.

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

Activity in the allowance for possible loan losses is presented in the following table (in thousands):

	Nine months ended		Nine months ended		Year ended
	September 30,		September 30,		December 31,
	2009		2008		2008

Beginning balance	$46,835		$32,821		$32,821
Loans charged-off:
Commercial	1,902		6,843		7,395
Real estate — construction	2,457		671		1,866
Real estate — term	2,725		736		4,168
Consumer	499		129		193
Leases	4,022		29		12

Total charge-offs	11,605		8,408		13,634
Recoveries:
Commercial	90		716		759
Real estate — construction	7		—		—
Real estate — term	—		27		47
Consumer	21		13		13
Leases	20		79		79

Total recoveries	138		835		898

Net charge-offs	11,467		7,573		12,736
Provision for loan losses	33,000		15,750		26,750

Ending balance	$68,368		$40,998		$46,835

Reserve to loans held for investment (2)	1.59%		1.07%		1.16%
Net charge-offs to average loans (1)(2)	.37%		.28%		.35%
Provision for loan losses to average loans (1)(2)	1.07%		.58%		.73%
Recoveries to total charge-offs	1.19%		9.93%		6.59%
Reserve as a multiple of net charge-offs	6.0	x	5.4	x	3.7	x

Non-performing assets (NPAs): (4)
Non-accrual	$85,270		$46,579		$47,499
Other real estate owned (OREO) (5)P	34,671		5,792		25,904

Total	$119,941		$52,371		$73,403

Non-accrual loans to loans (2)	1.99%		1.21%		1.18%
Total NPAs to loans plus OREO (2)	2.77%		1.36%		1.81%
Reserve to non-accrual loans (2)	.8	x	.9	x	1.0	x

Loans past due 90 days and still accruing (3)	$7,569		$2,970		$4,115

Loans past due 90 days to loans (2)	.18%		.08%		.10%

(1)	Interim period ratios are annualized.

(2)	Excludes loans held for sale.

(3)	At September 30, 2009, $2.6 million of the loans past due 90 days and still accruing are premium finance loans. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take up to 180 days or longer from the cancellation date.

(4)	At September 30, 2009, non-performing assets include $3.1 million of mortgage warehouse loans which were transferred to the loans held for investment portfolio at lower of cost or market, and some were subsequently moved to other real estate owned.

(5)	At September 30, 2009, OREO balance is net of $2.2 million valuation allowance.

Non-performing Assets
Non-performing assets include non-accrual loans and leases, restructured loans, and OREO. The table below summarizes our non-accrual loans by type (in thousands):

	September 30,	September 30,	December 31,
	2009	2008	2008

Non-accrual loans:
Commercial	$34,165	$1,525	$15,676
Construction	35,216	23,349	22,362
Real estate	10,817	21,121	6,239
Consumer	151	119	296
Leases	4,921	465	2,926

Total non-accrual loans	$85,270	$46,579	$47,499

At September 30, 2009, our total non-accrual loans were $85.3 million. Of these, $34.2 million were characterized as commercial loans. This included a $9.8 million residential line of credit secured by single family residences and the borrower’s notes receivable, a $6.6 million lender finance loan secured by the borrower’s material assets, a $5.7 million residence rehabilitation loan secured by single family residences, a $4.3 million manufacturing loan secured by the assets of the borrower, a $2.5 million loan secured by a first lien security interest in the borrower’s accounts receivable and assets, a $2.4 million loan secured by the borrower’s assets and $1.3 million in auto dealer loans secured by the borrower’s accounts receivable and inventory. Non-accrual loans also included $35.2 million characterized as construction loans. This included a $20.0 million commercial real estate loan secured by condominiums, a $5.0 million commercial real estate loan secured by unimproved land, a $3.8 million commercial real estate loan secured by retail property, $1.6 million in commercial real estate loans secured by single family residences, $1.5 million in residential real estate loans secured by single family residences, $1.0 million real estate investment loan secured by unimproved lots and $1.0 million in commercial real estate loans secured by single family residences. Non-accrual loans also included $10.8 million characterized as real estate loans, $7.1 of which relates to a real estate loan secured by an apartment building. Also included in this category is $2.7 million in single family mortgages that were originated in our mortgage warehouse operation. Each of these loans were reviewed for impairment and specific reserves were allocated as necessary and included in the allowance for loan losses as of September 30, 2009 to cover any probable loss. Substantially all of the non-accrual loans as of September 30, 2009 were to businesses and individuals in Texas and are secured by properties located in Texas.
At September 30, 2009, OREO totaled $34.7 million, net of a $2.2 million valuation allowance. This included an unimproved commercial real estate lot valued at $7.5 million, partially developed residential real estate lots and undeveloped land valued at $7.1 million, partially developed residential real estate lots and undeveloped land valued at $5.8 million, commercial real estate property consisting of single family residences and developed lots valued at $3.6 million, an unimproved commercial real estate lot valued at $2.9 million, an office building valued at $2.6 million, a commercial real estate lot valued at $1.6 million, commercial real estate property consisting of single family residences and a mix of lots at various levels of completion valued at $1.6 million and fully developed residential lots valued at $1.2 million.
At September 30, 2009, we had $7.6 million in loans past due 90 days and still accruing interest. At September 30, 2009, $2.6 million of the loans past due 90 days and still accruing are premium finance loans. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take up to 180 days or longer from the cancellation date.
Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of September 30, 2009, none of our non-accrual loans were earning on a cash basis.
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

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At September 30, 2009 and December 31, 2008, we had $78.9 million and $22.5 million in loans of this type which were not included in either non-accrual or 90 days past due categories.
Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2008 and for the nine months ended September 30, 2009, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are considered to be smaller than our bank) Federal Home Loan Bank (“FHLB”) borrowings and Fed borrowings.
Our liquidity needs have typically been fulfilled through growth in our core customer deposits, and supplemented with brokered deposits and borrowings as needed. Our goal is to obtain as much of our funding as possible from deposits of these core customers, which as of September 30, 2009, comprised $3,421.6 million, or 87.4%, of total deposits. On an average basis, for the quarter ended September 30, 2009, deposits from core customers comprised $3,369.7 million, or 84.8%, of total quarterly average deposits. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect.
In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. These CDs are generally of short maturities, 90 to 180 days or less, and are used to supplement temporary differences in the growth in loans, including growth in specific categories of loans, compared to customer deposits. As of September 30, 2009, brokered retail CDs comprised $495.0 million, or 12.6%, of total deposits. On an average basis, for the quarter ended September 30, 2009, brokered retail CDs comprised $606.3 million, or 15.2%, of total quarterly average deposits. We believe the Company has access to sources of brokered deposits of not less than an additional $2.8 billion.
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

September 30, 2009

Federal funds purchased	$616,029
Customer repurchase agreements	65,422
Treasury, tax and loan notes	2,741
FHLB borrowings	100,000
TLGP borrowings	6,000
Trust preferred subordinated debentures	113,406

Total borrowings	$903,598

Maximum outstanding at any month end during the year	$1,866,587

The following table summarizes our other borrowing capacities in excess of balances outstanding at September 30, 2009 (in thousands):

FHLB borrowing capacity relating to loans	$1,732,375
FHLB borrowing capacity relating to securities	59,182

Total FHLB borrowing capacity	$1,791,557

Unused federal funds lines available from commercial banks	$719,400
In connection with the FDIC’s Temporary Liability Guarantee Program (“TLGP”), we have the capacity to issue up to $1.1 billion in indebtedness which will be guaranteed by the FDIC for a limited period of time to newly issued senior unsecured debt and non-interest bearing deposits. We may issue any notes prior to October 31, 2009 with maturities no later than December 31, 2012. As of September 30, 2009, $6.0 million of these notes was outstanding.
Our equity capital averaged $470.1 million for the nine months ended September 30, 2009 as compared to $316.3 million for the same period in 2008. This increase reflects our retention of net earnings during this period and the proceeds of sales of our common stock. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.
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

Commitments and Contractual Obligations
The following table presents significant fixed and determinable contractual obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of September 30, 2009, our significant fixed and determinable contractual obligations to third parties were as follows (in thousands):

		After One	After Three
	Within	but Within	but Within	After Five
	One Year	Three Years	Five Years	Years	Total

Deposits without a stated maturity (1)	$2,314,741	$—	$—	$—	$2,314,741
Time deposits (1)	1,567,289	27,561	6,878	99	1,601,827
Federal funds purchased (1)	616,029	—	—	—	616,029
Customer repurchase agreements (1)	65,422	—	—	—	65,422
Treasury, tax and loan notes (1)	2,741	—	—	—	2,741
FHLB borrowings (1)	100,000	—	—	—	100,000
TLGP borrowings (1)	6,000	—	—	—	6,000
Operating lease obligations (1) (2)	7,168	12,948	12,116	40,276	72,508
Trust preferred subordinated debentures (1)	—	—	—	113,406	113,406

Total contractual obligations	$4,679,390	$40,509	$18,994	$153,781	$4,892,674

(1)	Excludes interest.

(2)	Non-balance sheet item.
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
Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with ASC 310, Receivables, and ASC 450, Contingencies. The allowance for loan losses is established through a provision for loan losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the loan losses inherent in the loan portfolio. The allowance for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. Factors contributing to the determination of specific reserves include the credit-worthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general reserve, the portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. See “Summary of Loan Loss Experience” for further discussion of the risk factors considered by management in establishing the allowance for loan losses.

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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of September 30, 2009, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Interest Rate Sensitivity Gap Analysis
September 30, 2009
(In thousands)

	0-3 mo	4-12 mo	1-3 yr	3+ yr	Total
	Balance	Balance	Balance	Balance	Balance

Securities (1)	$51,630	$75,854	$70,361	$88,024	$285,869

Total variable loans	4,131,421	15,428	—	—	4,146,849
Total fixed loans	235,694	175,919	229,953	77,289	718,855

Total loans (2)	4,367,115	191,347	229,953	77,289	4,865,704

Total interest sensitive assets	$4,418,745	$267,201	$300,314	$165,313	$5,151,573

Liabilities:
Interest bearing customer deposits	$1,905,914	$—	$—	$—	$1,905,914
CDs & IRAs	395,107	283,493	27,560	6,978	713,138
Wholesale deposits	489,911	4,913	—	—	494,824

Total interest bearing deposits	2,790,932	288,406	27,560	6,978	3,113,876

Repurchase agreements, Federal funds purchased, FHLB borrowings	781,451	8,741	—	—	790,192
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowings	781,451	8,741	—	113,406	903,598

Total interest sensitive liabilities	$3,572,383	$297,147	$27,560	$120,384	$4,017,474

GAP	846,362	(29,946)	272,754	44,929	—
Cumulative GAP	846,362	816,416	1,089,170	1,134,099	1,134,099

Demand deposits					$802,692
Stockholders’ equity					474,044

Total					$1,276,736

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.
The table above sets forth the balances as of September 30, 2009 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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
200 bp Increase
September 30, 2009

Change in net interest income	$15,980
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures as of September 30, 2009, and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could materially affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

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

TEXAS CAPITAL BANCSHARES, INC.
Date: October 22, 2009	/s/ Peter B. Bartholow
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