Form 10-K
period 2009-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2010-02-19
CIK 1077428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2009
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from to (No fee required)

Texas Capital Bancshares, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	000-30533	75-2679109
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

2000 McKinney Avenue, Suite 700, Dallas, Texas, U.S.A.	75201	214-932-6600
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Common stock, par value $0.01 per share
(Title of class)

The Nasdaq Stock Market LLC
(Name of Exchange on Which Registered)
Securities registered under Section 12 (g) of the Exchange Act: NONE
Indicate by check mark if the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐     No ☑

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $526,919,000. There were 36,156,062 shares of the registrant’s common stock outstanding on February 16, 2010.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement relating to the 2010 Annual Meeting of Stockholders, which will be filed no later than April 8, 2010, are incorporated by reference into Part III of this Form 10-K.

i

ITEM 1.	BUSINESS

Background

Texas Capital Bancshares, Inc., a financial holding company, is the parent of Texas Capital Bank, National Association, a Texas-based bank headquartered in Dallas, with banking offices in Dallas, Houston, Fort Worth, Austin and San Antonio, the state’s five largest metropolitan areas. All of our business activities are conducted through our bank subsidiary. Our market focus is commercial businesses and high net worth individuals, and we offer a variety of banking products and services to our customers. We have focused on organic growth, maintenance of credit quality and bankers with strong personal and professional relationships in their communities.

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

Growth History

We have grown substantially in both size and profitability since our formation. The table below sets forth data regarding the growth of key areas of our business from December 2005 through December 2009 (in thousands):

	December 31
	2009	2008	2007	2006	2005

Loans held for investment	$4,457,293	$4,027,871	$3,462,608	$2,722,097	$2,075,961
Total loans(1)	5,150,797	4,524,222	3,636,774	2,921,111	2,148,344
Assets(1)	5,698,318	5,141,034	4,287,853	3,659,445	3,003,430
Deposits	4,120,725	3,333,187	3,066,377	3,069,330	2,495,179
Stockholders’ equity	481,360	387,073	295,138	253,515	215,523

(1)	From continuing operations.

The following table provides information about the growth of our loan portfolio by type of loan from December 2005 to December 2009 (in thousands):

	December 31
	2009	2008	2007	2006	2005

Commercial loans	$2,457,533	$2,276,054	$2,035,049	$1,602,577	$1,182,734
Total real estate loans	1,903,127	1,656,221	1,347,429	1,068,963	865,797
Construction loans	669,426	667,437	573,459	538,586	387,163
Real estate term loans	1,233,701	988,784	773,970	530,377	478,634
Loans held for sale	693,504	496,351	174,166	199,014	72,383
Loans held for sale from discontinued operations	586	648	731	16,844	38,795
Equipment leases	99,129	86,937	74,523	45,280	16,337
Consumer loans	25,065	32,671	28,334	21,113	19,962

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

Business Strategy

Utilizing the business and community ties of our management and their banking experience, our strategy is building an independent bank that focuses primarily on middle market business customers and high net worth individuals in each of the five major metropolitan markets of Texas. To achieve this, we seek to implement the following strategies:

•	target middle market businesses and high net worth individuals;

•	grow our loan and deposit base in our existing markets by hiring additional experienced Texas bankers;

•	continue the emphasis on credit policy to provide for credit quality consistent with long-term objectives;

•	improve our financial performance through the efficient management of our infrastructure and capital base, which includes:

•	leveraging our existing infrastructure to support a larger volume of business;

•	maintaining stringent internal approval processes for capital and operating expenses;

•	extensive use of outsourcing to provide cost-effective operational support with service levels consistent with large-bank operations; and

•	extend our reach within our target markets of Austin, Dallas, Fort Worth, Houston and San Antonio through service innovation and service excellence.

Products and Services

We offer a variety of loan, deposit account and other financial products and services to our customers.

Business Customers.  We offer a full range of products and services oriented to the needs of our business customers, including:

•	commercial loans for general corporate purposes including financing for working capital, internal growth, acquisitions and financing for business insurance premiums;

•	real estate term and construction loans;

•	equipment leasing;

•	cash management services;

•	trust and escrow services; and

•	letters of credit.

Individual Customers.  We also provide complete banking services for our individual customers, including:

•	personal trust and wealth management services;

•	certificates of deposit;

•	interest bearing and non-interest bearing checking accounts with optional features such as Visa® debit/ATM cards and overdraft protection;

•	traditional money market and savings accounts;

•	consumer loans, both secured and unsecured;

•	branded Visa® credit card accounts, including gold-status accounts; and

•	internet banking.

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

Cayman Islands Branch

In June 2003, we received authorization from the Cayman Islands Monetary Authority to establish a branch of our bank in the Cayman Islands. We believe that a Cayman Islands branch of our bank enables us to offer more competitive cash management and deposit products to our core customers. Our Cayman Islands branch consists of an agented office to facilitate our offering of these products. We opened our Cayman Islands branch in September 2003. All deposits in the Cayman Branch come from U.S. based customers of our Bank. Deposits do not originate from foreign sources, and funds transfers neither come from nor go to facilities outside of the

U.S. All deposits are in U.S. dollars. As of December 31, 2009, our Cayman Islands deposits totaled $384.1 million.

Employees

As of December 31, 2009, we had 631 full-time employees relating to our continuing operations. None of our employees is represented by a collective bargaining agreement and we consider our relations with our employees to be good.

Regulation and Supervision

Current banking laws contain numerous provisions affecting various aspects of our business. Our bank is subject to federal banking laws and regulations that impose specific requirements on and provide regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation, or the FDIC, and the banking system as a whole, rather than for the protection of our stockholders. Banking regulators have broad enforcement powers over financial holding companies and banks and their affiliates, including the power to establish regulatory requirements, impose large fines and other penalties for violations of laws and regulations. The following is a brief summary of laws and regulations to which we are subject.

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

In addition to the risk-based capital guidelines, the OCC and the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of banking organizations. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Banking organizations must maintain a minimum leverage ratio of at least 3%, although most organizations are expected to maintain leverage ratios that are at least 100 to 200 basis points above this minimum ratio.

The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve and OCC guidelines also provide that banking organizations experiencing significant internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the regulations of the bank regulators provide that concentration of credit risks arising from non-traditional activities, as well as an institution’s ability to manage these risks, are important factors to be taken into account by regulatory agencies in assessing an organization’s overall capital adequacy.

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

Pursuant to regulations promulgated under the Federal Deposit Insurance Corporation Improvement Act, the corrective actions that the banking agencies either must or may take are tied primarily to an institution’s capital levels. In accordance with the framework adopted by the Federal Deposit Insurance Corporation Improvement Act, the banking agencies have developed a classification system, pursuant to which all banks and thrifts are placed into one of five categories. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized.” A well capitalized bank has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or higher; a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 6% or higher; a leverage ratio (Tier 1 capital to total adjusted assets) of 5% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. Our bank’s total risk-based capital ratio was 10.36% at December 31, 2009 and, as a result, it is currently classified as “well capitalized” for purposes of the OCC’s prompt corrective action regulations. The bank’s capital category of “well capitalized” is determined solely for the purposes of applying prompt corrective action and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects. The OCC, Federal Reserve and FDIC may, pursuant to changes in their regulatory or statutory responsibilities, determine that additional capital may be required.

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

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of Sarbanes-Oxley, written certifications by our chief executive officer and chief financial officer are required. These certifications attest that our quarterly and annual reports do not contain any untrue statement of a material fact.

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

The USA Patriot Act, the International Money Laundering Abatement and Financial Anti-Terrorism Act and the Bank Secrecy Act.  A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA Patriot Act of 2001 and the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 substantially broadened the scope of United States anti-money laundering laws and penalties, specifically related to the Bank Secrecy Act, and expanded the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of implementing regulations which apply various requirements of the USA Patriot Act to financial institutions such as our bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with relevant laws or regulations, could have serious legal, reputational and financial consequences for the institution. Because of the significance of regulatory emphasis on these requirements, we will continue to expend significant staffing, technology and financial resources to maintain programs designed to ensure compliance with applicable laws and regulations and an effective audit function for testing our compliance with the Bank Secrecy Act on an ongoing basis.

Available Information

Under the Securities Exchange Act of 1934, we are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC.

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

Our growth plans are dependent on the availability of capital and funding.  Our historical dependence on trust preferred and other forms of debt capital, became limited by market conditions beyond our control, as has been evidenced with the economic downturn and issues affecting the financial services industry. Pricing of capital, in terms of interest or dividend requirements or dilutive impact on earnings available to shareholders have increased dramatically, and an increase in costs of capital can have a direct impact on operating performance and the ability to achieve growth objectives. Costs of funding could also increase dramatically and affect our growth objectives, as well as our financial performance. Additionally, the FDIC’s unlimited guarantee on non-interest bearing deposits ends June 30, 2010 and that could adversely affect our ability to attract and maintain non-interest bearing deposits as a source of cost effective funding. Adverse changes in operating performance or financial condition or changes in statutory or regulatory requirements could make the capital necessary to support or maintain the bank’s “well capitalized” status either difficult to obtain or extremely expensive.

Our operations are significantly affected by interest rate levels.  Our profitability is dependent to a large extent on our net interest income, which is the difference between interest income we earn as a result of interest paid to us on loans and investments and interest we pay to third parties such as our depositors and those from whom we borrow funds. Like most financial institutions, we are affected by changes in general interest rate levels, which are currently at record low levels, and by other economic factors beyond our control. Prolonged periods of unusually low interest rates may have an adverse effect on earnings by reducing the value of demand deposits, stockholders’ equity and fixed rate liabilities with rates higher than available earning assets. Interest rate risk can result from mismatches between the dollar amount of repricing or maturing assets and liabilities and from mismatches in the timing and rate at which our assets and liabilities reprice. Although we have implemented strategies which we believe reduce the potential effects of changes in interest rates on our results of operations, these strategies will not always be successful. In addition, any substantial and prolonged increase in market interest rates could reduce our customers’ desire to borrow money from us or adversely affect their ability to repay their outstanding loans by increasing their costs since most of our loans have adjustable interest rates that reset periodically. If our borrowers’ ability to repay is affected, our level of non-performing assets would increase and the amount of interest earned on loans will decrease, thereby having an adverse effect on operating results. Any of these events could adversely affect our results of operations or financial condition.

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

Substantial deterioration in any of the foregoing conditions, as we have experienced with the current economic downturn, can have a material adverse effect on our results of operations and financial condition, and we may not be able to sustain our historical rate of growth. Our bank’s customer base is primarily commercial in nature, and our bank does not have a significant branch network or retail deposit base. In periods of economic downturn, business and commercial deposits may tend to be more volatile than traditional retail consumer deposits and, therefore, during these periods our financial condition and results of operations could be adversely affected to a greater degree than our competitors that have a larger retail customer base.

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

Our business strategy focuses on organic growth within our target markets and, if we fail to manage our growth effectively, it could negatively affect our operations.  We intend to develop our business principally through organic growth. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. In order to execute our growth strategy successfully, we must, among other things:

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

Real estate lending in our core Texas markets involves risks related to a decline in value of commercial and residential real estate.  Our real estate lending activities, and the exposure to fluctuations in real estate values, are significant and expected to increase. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for our loan portfolio were to decline materially, a significant part of our loan portfolio could become under-collateralized and we may not be able to realize the amount of security that we anticipated at the time of originating the loan. Conditions in certain segments of the real estate industry, including homebuilding, lot development and mortgage lending, may have an effect on values of real estate pledged as collateral in our markets. The inability of purchasers of real estate, including residential real estate, to obtain financing may weaken the financial condition of borrowers dependent on the sale or refinancing of property. Failure to sell some loans held for sale in accordance with contracted terms may result in mark to market charges to other operating income. In addition, after the mark to market, we may transfer the loans into the loans held for investment portfolio where they will then be subject to changes in grade, classification, accrual status, foreclosure, or loss which could have an effect on the adequacy of the allowance for loan losses. When conditions warrant, we may find it beneficial to restructure loans to improve prospects of collectability, and such actions may require loans to be treated as troubled debt restructurings, or non-performing loans.

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

We are subject to extensive government regulation and supervision.  We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, operations and growth, among other things. These regulations also impose obligations to maintain appropriate policies, procedures and controls, among other things, to detect, prevent and report money laundering and terrorist financing and to verify the identities of our customers. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, impose requirements for additional capital, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. We expend substantial effort and incur costs to improve our systems, audit capabilities, staffing and training in order to satisfy regulatory requirements, but the regulatory authorities may determine that such efforts are insufficient. Failure to comply with relevant laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. In addition, the FDIC has imposed higher general and special assessments on deposits based on general industry conditions and as a result of changes in specific programs, and there is no restriction on the amount by which the FDIC may increase deposit assessments in the future. These increased FDIC assessments have affected our earnings to a significant degree, and the industry may be subject to additional assessments, fees, or taxes.

Furthermore, Sarbanes-Oxley, and the related rules and regulations promulgated by the SEC and Financial Industry Regulatory Authority (FINRA) that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we have experienced, and may continue to experience, greater compliance costs.

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

Our management maintains significant control over us.  Our current executive officers and directors beneficially own approximately 5% of the outstanding shares of our common stock. Accordingly, our current executive officers and directors are able to influence, to a significant extent, the outcome of all matters required to be submitted to our stockholders for approval (including decisions relating to the election of directors), the determination of day-to-day corporate and management policies and other significant corporate activities.

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

The trading volume in our common stock is less than that of other larger financial services companies.  Although our common stock is traded on the Nasdaq Global Select Market, the trading volume in our common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

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

The holders of our junior subordinated debentures have rights that are senior to those of our shareholders.  As of December 31, 2009, we had $113.4 million in junior subordinated debentures outstanding that were issued to our statutory trusts. The trusts purchased the junior subordinated debentures from us using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

The junior subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to our shareholders. If certain conditions are met, we have the right to defer interest payments on the junior subordinated debentures (and the related trust preferred securities) at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period, during which time no dividends may be paid to holders of our common stock.

We do not currently pay dividends.  Our ability to pay dividends is limited and we may be unable to pay future dividends.  We do not currently pay dividends on our common stock. Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of our bank subsidiary, Texas Capital Bank, to pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to our regulated bank subsidiary. If these regulatory requirements are not met, our subsidiary bank will not be able to pay dividends to us, and we could be unable to pay dividends on our common stock or meet debt or other contractual obligations of our parent company.

Risks Associated With Our Industry

The earnings of financial services companies are significantly affected by general business and economic conditions.  As a financial services company, our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuation in both debt and equity capital markets, broad trends in industry and finance and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. Continued weakness or further deterioration in economic conditions could result in decreases in loan collateral values and increases in loan delinquencies, non-performing assets and losses on loans and other real estate acquired through foreclosure of loans. Industry conditions, competition and the performance of our bank could also result in a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our results of operation and financial condition.

There can be no assurance that recently proposed or future legislation will not subject us to heightened regulation, and the impact of such legislation on us cannot be reliably determined at this time.  We cannot predict what legislation may be enacted affecting banks and bank holding companies and their operations, or what regulations might be adopted by bank regulators or the effects thereof. In light of current economic conditions in the financial markets and the United States economy, Congress and regulators have increased their focus on the regulation of the banking industry. If enacted, any new legislative initiatives could affect us in substantial and unpredictable ways, including increased compliance costs and additional operating restrictions on our business, and could result in an adverse effect on our business, financial condition, and results of operations.

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

None

ITEM 2. PROPERTIES

As of December 31, 2009, we conducted business at nine full service banking locations and one operations center. Our operations center houses our loan and deposit operations and the BankDirect call center. We lease the space in which our banking centers and the operations call center are located. These leases expire between March 2013 and July 2019, not including any renewal options that may be available.

The following table sets forth the location of our executive offices, operations center and each of our banking centers.

Type of Location	Address

Executive offices, banking location	2000 McKinney Avenue Suite 700 Dallas, Texas 75201

Operations center	2350 Lakeside Drive Suite 800 Richardson, Texas 75083

Banking location	14131 Midway Road Suite 100 Addison, Texas 75001

Banking location	5910 North Central Expressway Suite 150 Dallas, Texas 75206

Banking location	5800 Granite Parkway Suite 150 Plano, Texas 75024

Banking location	500 Throckmorton Suite 300 Fort Worth, Texas 76102

Banking location	114 W. 7th St. Suite 100 Austin, Texas 78701

Banking location	745 East Mulberry Street Suite 350 San Antonio, Texas 78212

Banking location	7373 Broadway Suite 100 San Antonio, Texas 78209

Banking location	One Riverway Suite 150 Houston, Texas 77056

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on our results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERPURCHASES OF EQUITY SECURITIES

Our common stock began trading on The Nasdaq Global Select Market on August 13, 2003, and is traded under the symbol “TCBI”. Our common stock was neither publicly traded, nor was there an established market therefor, prior to August 13, 2003. On February 16, 2010 there were approximately 353 holders of record of our common stock.

No cash dividends have ever been paid by us on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our principal source of funds to pay cash dividends on our common stock would be cash dividends from our bank. The payment of dividends by our bank is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities.

The following table presents the range of high and low bid prices reported on The Nasdaq Global Select Market for each of the four quarters of 2008 and 2009.

	Price Per Share
Quarter Ended	High	Low

March 31, 2008	$18.18	$14.40
June 30, 2008	19.50	15.33
September 30, 2008	25.01	13.51
December 31, 2008	22.00	12.56
March 31, 2009	13.63	6.55
June 30, 2009	16.24	9.87
September 30, 2009	18.30	14.25
December 31, 2009	17.03	12.98

Equity Compensation Plan Information

The following table presents certain information regarding our equity compensation plans as of December 31, 2009.

	Number of Securities	Weighted Average	Number of Securities
	to be Issued Upon	Exercise Price of	Remaining Available
	Exercise of	Outstanding	for Future Issuance
	Outstanding Options,	Options, Warrants	Under Equity
Plan category	Warrants and Rights	and Rights	Compensation Plans

Equity compensation plans approved by security holders	2,221,950	$14.22	367,470
Equity compensation plans not approved by security holders	—	—	—

Total	2,221,950	$14.22	367,470

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

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Texas Capital (TCBI)	$14.48	$21.62	$22.38	$19.88	$18.25	$13.36	$13.96
Russell 2000 Index RTY	556.91	658.72	681.26	796.70	775.75	509.18	633.31
Nasdaq Bank Index CBNK	2,899.18	3,288.71	3,154.28	3,498.55	2,746.89	2,098.35	1,693.34

TCBI Stock Performance Graph

Source: Bloomberg

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

(in thousands, except per share,	At or For The Year Ended December 31
average share and percentage data)	2009	2008	2007	2006	2005

Consolidated Operating Data (1)
Interest income	$243,153	$248,930	$289,292	$236,482	$158,953
Interest expense	46,462	97,193	149,540	119,312	65,329

Net interest income	196,691	151,737	139,752	117,170	93,624
Provision for credit losses	43,500	26,750	14,000	4,000	—

Net interest income after provision for credit losses	153,191	124,987	125,752	113,170	93,624
Non-interest income	29,260	22,470	20,627	17,684	12,507
Non-interest expense	145,542	109,651	98,606	86,912	65,344

Income from continuing operations before income taxes	36,909	37,806	47,773	43,942	40,787
Income tax expense	12,522	12,924	16,420	14,961	13,860

Income from continuing operations	24,387	24,882	31,353	28,981	26,927
Income (loss) from discontinued operations (after-tax)	(235)	(616)	(1,931)	(57)	265

Net income	24,152	24,266	29,422	28,924	27,192
Preferred stock dividends	5,383	—	—	—	—

Net income available to common shareholders	$18,769	$24,266	$29,422	$28,924	$27,192

Consolidated Balance Sheet Data(1)
Total assets(3)	$5,698,318	$5,141,034	$4,287,853	$3,659,445	$3,003,430
Loans held for investment	4,457,293	4,027,871	3,462,608	2,722,097	2,075,961
Loans held for sale	693,504	496,351	174,166	199,014	72,383
Loans held for sale from discontinued operations	586	648	731	16,844	38,795
Securities available-for-sale	266,128	378,752	440,119	520,091	620,539
Deposits	4,120,725	3,333,187	3,066,377	3,069,330	2,495,179
Federal funds purchased	580,519	350,155	344,813	165,955	103,497
Other borrowings	376,510	930,452	439,038	45,604	162,224
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406	46,394
Stockholders’ equity	481,360	387,073	295,138	253,515	215,523

(in thousands, except per share,	At or For The Year Ended December 31
average share and percentage data)	2009	2008	2007	2006	2005

Other Financial Data
Income per share:
Basic
Income from continuing operations	$.56	$.89	$1.20	$1.12	$1.05
Net income	.55	.87	1.12	1.11	1.06
Diluted
Income from continuing operations	.55	.89	1.18	1.10	1.01
Net income	.55	.87	1.10	1.09	1.02
Tangible book value per share(4)	12.96	12.19	10.92	9.32	8.19
Book value per share(4)	13.23	12.44	11.22	9.82	8.68
Weighted average shares:
Basic	34,113,285	27,952,973	26,187,084	25,945,065	25,619,594
Diluted	34,410,454	28,048,463	26,678,571	26,468,811	26,645,198
Selected Financial Ratios:
Performance Ratios
From continuing operations:
Net interest margin	3.89%	3.54%	3.82%	3.84%	3.66%
Return on average assets	.46%	.55%	.80%	.88%	.97%
Return on average equity	5.15%	7.46%	11.51%	12.62%	13.16%
Efficiency ratio (excludes securities gains)	64.41%	62.94%	61.48%	64.45%	61.57%
Non-interest expense to average earning assets	2.87%	2.54%	2.68%	2.83%	2.53%
From consolidated:
Net interest margin	3.89%	3.54%	3.82%	4.00%	3.90%
Return on average assets	.45%	.54%	.75%	.87%	.97%
Return on average equity	5.10%	7.28%	10.80%	12.59%	13.29%
Asset Quality Ratios
Net charge-offs (recoveries) to average loans(2)	.46%	.35%	.07%	.08%	(.01)%
Reserve for loan losses to loans held for investment(2)	1.52%	1.13%	.92%	.74%	.91%
Reserve for loan losses to non-accrual loans	.7	x	1.0	x	1.5	x	2.2	x	3.3	x
Non-accrual loans to loans(2)	2.15%	1.18%	.62%	.33%	.27%
Total NPAs to loans plus OREO(2)	2.74%	1.81%	.69%	.37%	.27%

(in thousands, except per share,	At or For The Year Ended December 31
average share and percentage data)	2009	2008	2007	2006	2005

Capital and Liquidity Ratios
Total capital ratio	11.98%	10.92%	10.56%	11.16%	10.83%
Tier 1 capital ratio	10.73%	9.97%	9.41%	9.68%	10.09%
Tier 1 leverage ratio	10.54%	10.21%	9.38%	9.18%	8.68%
Average equity/average assets	8.91%	7.38%	6.98%	6.96%	7.40%
Tangible common equity/ total tangible assets(4)	8.18%	7.36%	6.73%	6.74%	6.96%
Average net loans/average deposits	128.43%	120.03%	103.64%	93.89%	89.74%

(1)	The consolidated statement of operating data and consolidated balance sheet data presented above for the five most recent fiscal years ended December 31 have been derived from our audited consolidated financial statements. The historical results are not necessarily indicative of the results to be expected in any future period.

(2)	Excludes loans held for sale.

(3)	From continuing operations.

(4)	Excludes unrealized gains/losses on securities.

Consolidated Interim Financial Information (Unaudited)

	2009 Selected Quarterly Financial Data
(in thousands except per share data)	Fourth	Third	Second	First

Interest income	$65,137	$62,197	$60,013	$55,806
Interest expense	10,031	10,631	11,211	14,589

Net interest income	55,106	51,566	48,802	41,217
Provision for credit losses	10,500	13,500	11,000	8,500

Net interest income after provision for credit losses	44,606	38,066	37,802	32,717
Non-interest income	7,811	7,133	7,416	6,900
Non-interest expense	42,796	37,067	35,373	30,306

Income from continuing operations before income taxes	9,621	8,132	9,845	9,311
Income tax expense	3,194	2,779	3,363	3,186

Income from continuing operations	6,427	5,353	6,482	6,125
Loss from discontinued operations (after-tax)	(55)	(41)	(44)	(95)

Net income	6,372	5,312	6,438	6,030
Preferred stock dividends	—	—	4,453	930

Net income available to common shareholders	$6,372	$5,312	$1,985	$5,100

Basic earnings per share:
Income from continuing operations	$.18	$.15	$.06	$.17

Net income	$.18	$.15	$.06	$.16

Diluted earnings per share:
Income from continuing operations	$.18	$.15	$.06	$.17

Net income	$.18	$.15	$.06	$.16

Average shares:
Basic	35,850,000	35,754,000	33,784,000	26,528,000

Diluted	36,311,000	36,304,000	33,866,000	31,072,000

	2008 Selected Quarterly Financial Data
(In thousands except per share data)	Fourth	Third	Second	First

Interest income	$58,873	$62,240	$61,008	$66,809
Interest expense	20,161	23,974	22,848	30,210

Net interest income	38,712	38,266	38,160	36,599
Provision for credit losses	11,000	4,000	8,000	3,750

Net interest income after provision for credit losses	27,712	34,266	30,160	32,849
Non-interest income	5,950	4,885	5,952	5,683
Non-interest expense	28,443	27,675	27,256	26,277

Income from continuing operations before income taxes	5,219	11,476	8,856	12,255
Income tax expense	1,732	3,911	3,056	4,225

Income from continuing operations	3,487	7,565	5,800	8,030
Loss from discontinued operations (after-tax)	(100)	(252)	(116)	(148)

Net income	$3,387	$7,313	$5,684	$7,882

Basic earnings per share:
Income from continuing operations	$.11	$.27	$.22	$.30

Net income	$.11	$.26	$.21	$.30

Diluted earnings per share:
Income from continuing operations	$.11	$.27	$.22	$.30

Net income	$.11	$.26	$.21	$.30

Average shares:
Basic	30,884,000	27,726,000	26,706,000	26,466,000

Diluted	31,038,000	27,793,000	26,805,000	26,528,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussions and analyses present the significant factors affecting our financial condition as of December 31, 2009 and 2008 and results of operations for each of the three years in the period ended December 31, 2009. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing later in this report. Please also note the below description about our discontinued operations and how it is reflected in the following discussions of our financial condition and results of operations.

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

The loss from discontinued operations was $235,000 and $616,000, net of taxes, for the years 2009 and 2008, respectively. The 2009 losses are primarily related to continuing legal and salary expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $586,000 in loans held for sale from discontinued operations that are carried at the estimated market value at year-end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of December 31, 2009 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation. Our mortgage warehouse operations were not part of the sale, and are included in the results from continuing operations. Except as otherwise noted, all amounts and disclosures throughout this document reflect only the Company’s continuing operations.

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

Year ended December 31, 2009 compared to year ended December 31, 2008

We reported net income of $24.4 million for the year ended December 31, 2009, compared to $24.9 million for the same period in 2008. We reported net income available to common shareholders of $19.0 million, or $.55 per diluted common share, for the year ended December 31, 2009, compared to $24.9 million, or $.89 per diluted common share, for the same period in 2008 as a result of preferred dividends paid. Return on average equity was 5.15% and return on average assets was .46% for the year ended December 31, 2009, compared to 7.46% and .55%, respectively, for the same period in 2008.

Net income decreased $495,000, or 2%, for the year ended December 31, 2009, and net income available to common shareholders decreased $5.9 million, or 24%, compared to the same period in 2008. The $495,000 decrease was primarily the result of a $16.8 million increase in the provision for credit losses and a $35.9 million increase in non-interest expense, offset by a $45.0 million increase in net interest income and a $6.8 million increase in non-interest income and a $402,000 decrease in income tax expense.

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

Net income decreased $6.5 million, or 20.7%, for the year ended December 31, 2008 compared to the same period in 2007. The decrease was primarily the result of a $12.8 million increase in the provision for credit losses and an $11.1 million increase in non-interest expense, offset by an $11.9 million increase in net interest income and a $1.9 million increase in non-interest income and a $3.5 million decrease in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income was $196.7 million for the year ended December 31, 2009 compared to $151.7 million for the same period of 2008. The increase in net interest income was primarily due to an increase of $764.8 million in average earning assets and the increase in our net interest margin. The increase in average earning assets from 2008 included an $835.3 million increase in average net loans offset by a $76.6 million decrease in average securities. For the year ended December 31, 2009, average net loans and securities represented 93% and 6%, respectively, of average earning assets compared to 91% and 9%, respectively, in 2008.

Average interest bearing liabilities for the year ended December 31, 2009 increased $431.0 million from the year ended December 31, 2008, which included a $206.4 million increase in interest bearing deposits and a $224.6 million increase in other borrowings. For the same periods, the average balance of demand deposits increased to $760.8 million from $529.5 million. The significant increase in average other borrowings is a result of the combined effects of maturities of transaction-specific deposits and growth in loans during 2009. The average cost of interest bearing liabilities decreased from 2.67% for the year ended December 31, 2008 to 1.14% in 2009, reflecting the significant decline in market interest rates.

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

Average interest bearing liabilities for the year ended December 31, 2008 increased $495.5 million from the year ended December 31, 2007, which included a $99.4 million increase in interest bearing deposits and a $396.1 million increase in other borrowings. For the same periods, the average balance of demand deposits increased slightly to $529.5 million from $463.1 million. The average cost of interest bearing liabilities decreased from 4.76% for the year ended December 31, 2007 to 2.67% in 2008, reflecting the significant decline in market interest rates during 2008. Of the increase in average interest bearing liabilities, total borrowings grew due to combined effects of maturities of transaction-specific deposits and strong loan growth during 2008.

Volume/Rate Analysis

	Years Ended December 31,
	2009/2008			2008/2007
		Change Due To(1)			Change Due To(1)
(in thousands)	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate

Interest income:
Securities(2)	$(4,184)	$(3,586)	$(598)	$(4,262)	$(4,005)	$(257)
Loans	(1,509)	49,955	(51,464)	(36,162)	58,521	(94,683)
Federal funds sold	(137)	(51)	(86)	76	476	(400)
Deposits in other banks	13	111	(98)	(23)	69	(92)

	(5,817)	46,429	(52,246)	(40,371)	55,061	(95,432)
Interest expense :
Transaction deposits	(221)	178	(399)	(460)	81	(541)
Savings deposits	(4,320)	7,299	(11,619)	(21,085)	(1,993)	(19,092)
Time deposits	(16,477)	3,532	(20,009)	1,564	19,567	(18,003)
Deposits in foreign branches	(14,010)	(9,271)	(4,739)	(28,412)	(12,175)	(16,237)
Borrowed funds	(15,703)	5,032	(20,735)	(3,954)	19,718	(23,672)

	(50,731)	6,770	(57,501)	(52,347)	25,198	(77,545)

Net interest income	$44,914	$39,659	$5,255	$11,976	$29,863	$(17,887)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.

Net interest margin from continuing operations, the ratio of net interest income to average earning assets, from continuing operations increased from 3.54% in 2008 to 3.89% in 2009. This 35 basis point increase was a result of a steep decline in the costs of interest bearing liabilities and growth in non-interest bearing deposits and stockholders’ equity. Total cost of funding decreased from 2.15% for 2008 to .87% for 2009. The benefit of the reduction in funding costs was partially offset by a 99 basis point decline in yields on earning assets.

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

Consolidated Daily Average Balances, Average Yields and Rates

	Year Ended December 31
	2009			2008			2007
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(in thousands except percentage data)	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Assets
Securities — Taxable	$269,888	$11,928	4.42%	$343,870	$16,000	4.65%	$427,490	$20,236	4.73%
Securities — Non-taxable(2)	44,873	2,538	5.66%	47,450	2,650	5.58%	48,291	2,676	5.54%
Federal funds sold	8,196	31	0.38%	11,744	168	1.43%	1,903	92	4.83%
Deposits in other banks	12,266	44	0.36%	2,675	31	1.16%	1,175	54	4.60%
Loans held for sale	596,271	28,336	4.75%	255,808	14,842	5.80%	155,046	10,721	6.91%
Loans	4,200,174	201,164	4.79%	3,685,301	216,167	5.87%	3,068,452	256,450	8.36%
Less reserve for loan losses	55,784	—	—	35,769	—	—	23,430	—	—

Loans, net	4,740,661	229,500	4.84%	3,905,340	231,009	5.92%	3,200,068	267,171	8.35%

Total earning assets	5,075,884	244,041	4.81%	4,311,079	249,858	5.80%	3,678,927	290,229	7.89%
Cash and other assets	245,034			206,634			220,914

Total assets	$5,320,918			$4,517,713			$3,899,841

Liabilities and stockholders’ equity
Transaction deposits	$147,961	$242	0.16%	$106,720	$463	0.43%	$98,159	$923	0.94%
Savings deposits	1,182,442	10,082	0.85%	784,685	14,402	1.84%	831,370	35,487	4.27%
Time deposits	1,188,964	20,870	1.76%	1,086,252	37,347	3.44%	702,248	35,783	5.10%
Deposits in foreign branches	411,116	6,630	1.61%	746,399	20,640	2.77%	992,837	49,052	4.94%

Total interest bearing deposits	2,930,483	37,824	1.29%	2,724,056	72,852	2.67%	2,624,614	121,245	4.62%
Other borrowings	1,023,198	4,406	0.43%	798,647	17,896	2.24%	402,540	20,038	4.98%
Trust preferred subordinated debentures	113,406	4,232	3.73%	113,406	6,445	5.68%	113,406	8,257	7.28%

Total interest bearing liabilities	4,067,087	46,462	1.14%	3,636,109	97,193	2.67%	3,140,560	149,540	4.76%
Demand deposits	760,776			529,471			463,142
Other liabilities	19,207			18,616			23,817
Stockholders’ equity	473,848			333,517			272,322

Total liabilities and stockholders’ equity	$5,320,918			$4,517,713			$3,899,841

Net interest income		$197,579			$152,665			$140,689
Net interest margin			3.89%			3.54%			3.82%
Net interest spread			3.67%			3.13%			3.13%

(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2) Taxable equivalent rates used where applicable.

Additional information from discontinued operations:

Loans held for sale from discontinued operations	$600			$699			$4,546
Borrowed funds	600			699			4,546
Net interest income		$61			$54			$180
Net interest margin — consolidated			3.89%			3.54%			3.82%

Non-interest Income

	Year Ended December 31
(in thousands)	2009	2008	2007

Service charges on deposit accounts	$6,287	$4,699	$4,091
Trust fee income	3,815	4,692	4,691
Bank owned life insurance (BOLI) income	1,579	1,240	1,198
Brokered loan fees	9,043	3,242	1,870
Equipment rental income	5,557	5,995	6,138
Other(1)	2,979	2,602	2,639

Total non-interest income	$29,260	$22,470	$20,627

(1)	Other income includes such items as letter of credit fees, rental income, mark to market on mortgage warehouse loans, and other general operating income, none of which account for 1% or more of total interest income and non-interest income.

Non-interest income increased by $6.8 million, or 30%, during the year ended December 31, 2009 to $29.3 million, compared to $22.5 million during the same period in 2008. The increase was primarily due to an increase in brokered loan fees, which increased $5.8 million to $9.0 million for the year ended December 31, 2009, compared to $3.2 million for the same period in 2008 due to an increase in our mortgage warehouse volume. Service charges increased $1.6 million to $6.3 million for the year ended December 31, 2009, compared to $4.7 million for the same period in 2008 due to lower earnings credit rates and an increase in fees. These increases were offset by an $877,000 decrease in trust fee income, which is due to the overall lower market values of trust assets.

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

While management expects continued growth in non-interest income, the future rate of growth could be affected by increased competition from nationwide and regional financial institutions and by decreased demand in mortgage warehouse volume. In order to achieve continued growth in non-interest income, we may need to introduce new products or enter into new markets. Any new product introduction or new market entry could place additional demands on capital and managerial resources.

Non-interest Expense

	Year Ended December 31
(in thousands)	2009	2008	2007

Salaries and employee benefits	$73,419	$61,438	$56,608
Net occupancy expense	12,291	9,631	8,430
Leased equipment depreciation	4,319	4,667	4,958
Marketing	3,034	2,729	3,004
Legal and professional	11,846	9,622	7,245
Communications and data processing	3,743	3,314	3,357
FDIC insurance assessment	8,464	1,797	1,424
Allowance and other carrying costs for OREO	10,345	1,541	133
Other(1)	18,081	14,912	13,447

Total non-interest expense	$145,542	$109,651	$98,606

(1)	Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, due from bank charges, software amortization and maintenance, and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the year ended December 31, 2009 increased $35.9 million compared to the same period of 2008 primarily related to increases in salaries and employee benefits, FDIC assessment expenses, and expenses related to other real estate owned (“OREO”) included valuation allowances.

Salaries and employee benefits expense increased by $12.0 million to $73.4 million during the year ended December 31, 2009. This increase resulted primarily from general business growth.

Occupancy expense increased by $2.7 million to $12.3 million during the year ended December 31, 2009 compared to the same period in 2008 and is related to expansion of leased facilities to support our general business growth.

Legal and professional expenses increased $2.2 million, or 23%, during the year ended December 31, 2009 mainly related to general business growth, and continued regulatory and compliance costs. Regulatory and compliance costs continue to be a factor in our expense growth and we anticipate that they will continue to increase.

FDIC insurance assessment expense increased by $6.7 million from $1.8 million in 2008 to $8.5 million due to the rate increase and special assessment. The FDIC assessment rates may continue to increase and will continue to be a factor in our expense growth.

Allowance and other carrying costs for OREO increased $8.8 million during the year ended December 31, 2009 related to deteriorating values of assets held in OREO. Of the $10.3 million expense for 2009, $6.6 million was related to establishing and increasing the valuation allowance during the year and $1.2 million related to direct write-downs of the OREO balance.

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

Legal and professional expenses increased $2.4 million, or 33.3%, during the year ended December 31, 2008 mainly related to general business growth, and continued regulatory and compliance costs. Regulatory and compliance costs continue to be a factor in our expense growth and we anticipate that they will continue to increase.

Analysis of Financial Condition

Loan Portfolio

Our loan portfolio has grown at an annual rate of 25%, 24% and 14% in 2007, 2008 and 2009, respectively, reflecting the build-up of our lending operations. Our business plan focuses primarily on lending to middle market businesses and high net worth individuals, and as such, commercial and real estate loans have comprised a majority of our loan portfolio since we commenced operations, comprising 71% of total loans at December 31, 2009. Construction loans have decreased from 18% of the portfolio at December 31, 2005 to 13% of the portfolio at December 31, 2009. Consumer loans generally have represented 1% or less of the portfolio from December 31, 2005 to December 31, 2009. Loans held for sale, which relates to our mortgage warehouse operations and are principally mortgage loans being warehoused for sale (typically within 10 to 20 days), fluctuate based on the level of market demand in the product. Due to market conditions experienced in the mortgage industry during 2007, loans not sold within the normal timeframe were transferred to the loans held for investment portfolio. Loans were transferred at a lower of cost or market basis and are then subject to normal loan review, grading and reserve allocation requirements. The remaining balance of loans transferred was $6.8 million at December 31, 2009, and $2.5 million of such loans were NPAs with allocated reserves of approximately $618,000.

We originate substantially all of the loans held in our portfolio, except participations in residential mortgage loans held for sale, select loan participations and syndications, which are underwritten independently by us prior to purchase, and certain USDA and SBA government guaranteed loans that we purchase in the secondary market. We also participate in syndicated loan relationships, both as a participant and as an agent. As of December 31, 2009, we have $447.9 million in syndicated loans, $145.1 million of which we acted as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans originated by us. In addition, as of 12/31/09, $21.9 million of our syndicated loans were nonperforming, and none are considered potential problem loans.

The following summarizes our loan portfolio on a gross basis by major category as of the dates indicated (in thousands):

	December 31
	2009	2008	2007	2006	2005

Commercial	$2,457,533	$2,276,054	$2,035,049	$1,602,577	$1,182,734
Construction	669,426	667,437	573,459	538,586	387,163
Real estate	1,233,701	988,784	773,970	530,377	478,634
Consumer	25,065	32,671	28,334	21,113	19,962
Equipment leases	99,129	86,937	74,523	45,280	16,337
Loans held for sale	693,504	496,351	174,166	199,014	72,383

Total	$5,178,358	$4,548,234	$3,659,501	$2,936,947	$2,157,213

Commercial Loans and Leases.  Our commercial loan portfolio is comprised of lines of credit for working capital and term loans and leases to finance equipment and other business assets. Our energy production loans are generally collateralized with proven reserves based on appropriate valuation standards. Our commercial loans and leases are underwritten after carefully evaluating and understanding the borrower’s ability to operate profitably. Our underwriting standards are designed to promote relationship banking rather than making loans on a transaction basis. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. At December 31, 2009, funded commercial loans and leases totaled approximately $2.6 billion, approximately 49% of our total funded loans.

Real Estate Loans.  Approximately 23% of our real estate loan portfolio (excluding construction loans) and 6% of the total portfolio is comprised of loans secured by properties other than market risk or investment-type real estate. Market risk loans are real estate loans where the primary source of repayment is expected to come from the sale or lease of the real property collateral. We generally provide temporary financing for commercial and residential property. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Our real estate loans generally have maximum terms of five to seven years, and we provide loans with both floating and fixed rates. We generally avoid long-term loans for commercial real estate held for investment. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Appraised values may be highly variable due to market conditions and impact of the inability of potential purchasers and lessees to obtain financing and lack of transactions at comparable values. At December 31, 2009, real estate term loans totaled approximately $1.2 billion, or 24% of our total funded loans; of this total, $1,019.3 million were loans with floating rates and $214.4 million were loans with fixed rates.

Construction Loans.  Our construction loan portfolio consists primarily of single-family residential properties and commercial projects used in manufacturing, warehousing, service or retail businesses. Our construction loans generally have terms of one to three years. We typically make construction loans to developers, builders and contractors that have an established record of successful project completion and loan repayment and have a substantial investment of the borrowers’ equity. However, construction loans are generally based upon estimates of costs and value associated with the completed project. Sources of repayment for these types of loans may be pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from us until permanent financing is obtained. The nature of these loans makes ultimate repayment extremely sensitive to overall economic conditions. Borrowers may not be able to correct conditions of default in loans, increasing risk of exposure to classification, NPA status, reserve allocation and actual credit loss and foreclosure. These loans typically have floating rates and commitment fees. At December 31, 2009, funded construction real estate loans totaled approximately $669.4 million, approximately 13% of our total funded loans.

Loans Held for Sale.  Our loans held for sale portfolio consists of participations purchased in single-family residential mortgages funded through our mortgage warehouse group. These loans are typically on our balance sheet for 10 to 20 days or less. We have agreements with brokers and participate in individual loans they originate. All loans are subject to pre-committed programs for permanent financing with financially sound investors. Substantially all loans are conforming loans. At December 31, 2009, loans held for sale totaled approximately $693.5 million, approximately 13% of our total funded loans.

Letters of Credit.  We issue standby and commercial letters of credit, and can service the international needs of our clients through correspondent banks. At December 31, 2009, our commitments under letters of credit totaled approximately $66.4 million.

Portfolio Geographic and Industry Concentrations

We continue to lend primarily in Texas. As of December 31, 2009, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. The table below summarizes the industry concentrations of our funded loans at December 31, 2009. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

		Percent of Total
(in thousands)	Amount	Loans

Services	$2,126,513	41.1%
Loans held for sale	693,504	13.4%
Contracting — construction and real estate development	592,750	11.5%
Investors and investment management companies	576,827	11.1%
Petrochemical and mining	474,495	9.2%
Personal/household	199,564	3.9%
Manufacturing	186,637	3.6%
Retail	140,638	2.7%
Wholesale	114,370	2.2%
Contracting — trades	59,219	1.1%
Government	12,670	0.2%
Agriculture	1,171	0.0%

Total	$5,178,358	100.0%

Our largest concentration in any single industry is in services. Loans extended to borrowers within the services industries include loans to finance working capital and equipment, as well as loans to finance investment and owner-occupied real estate. Significant trade categories represented within the services industries include, but are not limited to, real estate services, financial services, leasing companies, transportation and communication, and hospitality services. Borrowers represented within the real estate services category are largely owners and managers of both residential and non-residential commercial real estate properties. Personal/household loans include loans to certain high net worth individuals for commercial purposes, in addition to consumer loans. Loans held for sale are those loans originated by our mortgage warehouse group. Loans extended to borrowers within the contracting industry are comprised largely of loans to land developers and to both heavy construction and general commercial contractors. Many of these loans are secured by real estate properties, the development of which is or may be financed by our bank. Loans extended to borrowers within the petrochemical and mining industries are predominantly loans to finance the exploration and production of petroleum and natural gas. These loans are generally secured by proven petroleum and natural gas reserves.

We make loans that are appropriately collateralized under our credit standards. Approximately 96% of our funded loans are secured by collateral. Over 90% of the real estate collateral is located in Texas. The table below sets forth information regarding the distribution of our funded loans among various types of collateral at December 31, 2009 (in thousands except percentage data):

		Percent of
	Amount	Total Loans

Collateral type:
Real property	$1,903,127	36.7%
Business assets	1,591,980	30.7%
Loans held for sale	693,504	13.4%
Energy	373,705	7.2%
Unsecured	221,284	4.3%
Other assets	175,025	3.4%
Highly liquid assets	166,413	3.2%
Rolling stock	34,314	0.7%
U. S. Government guaranty	19,006	0.4%

Total	$5,178,358	100.0%

As noted in the table above, 36.7% of our loans are secured by real estate. The table below summarizes our real estate loan portfolio as segregated by the type of property securing the credit. Property type concentrations are stated as a percentage of year-end total real estate loans as of December 31, 2009 (in thousands except percentage data):

		Percent of
		Total
		Real Estate
	Amount	Loans

Property type:
Market Risk
Commercial buildings	$581,990	30.6%
Real estate-permanent	185,097	9.7%
Apartment buildings	166,082	8.7%
Shopping center/mall buildings	144,253	7.6%
1-4 Family dwellings (other than condominium)	116,899	6.1%
Residential lots	115,439	6.1%
Hotel/motel buildings	87,901	4.6%
Other	183,298	9.6%
Other Than Market Risk
Commercial buildings	172,798	9.1%
1-4 Family dwellings (other than condominium)	83,416	4.4%
Other	65,954	3.5%

Total real estate loans	$1,903,127	100.0%

The table below summarizes our market risk real estate portfolio as segregated by the geographic region in which the property is located (in thousands except percentage data):

		Percent of
	Amount	Total

Geographic region:
Dallas/Fort Worth	$583,226	36.9%
Houston	267,422	16.9%
Austin	213,704	13.5%
San Antonio	259,162	16.4%
Other Texas cities	106,926	6.8%
Other states	150,519	9.5%

Total market risk real estate loans	$1,580,959	100.0%

The determination of collateral value is critically important when financing real estate. As a result, obtaining current and objectively prepared appraisals is a major part of our underwriting and monitoring processes. Generally, our policy requires a new appraisal every three years. However, in the current economic downturn where real estate values have been fluctuating rapidly, more current appraisals are obtained when warranted by conditions such as a borrower’s deteriorating financial condition, their possible inability to perform on the loan, and the increased risks involved with reliance on the collateral value as sole repayment of the loan. Generally, loans graded substandard or worse where real estate is a material portion of the collateral value and/or the income from the real estate or sale of the real estate is the primary source of debt service, annual appraisals are obtained. In all cases, appraisals are reviewed to determine reasonableness of the appraised value. The reviewer will challenge whether or not the data used is adequate and relevant, form an opinion as to the appropriateness of the appraisal methods and techniques used, and determine if overall the analysis and conclusions of the appraiser can be relied upon. Both the appraisal process and the appraisal review process have become increasingly difficult in the current economic environment with the lack of comparable sales which is partially as a result of the lack of available financing which has ultimately led to overall depressed real estate values.

Large Credit Relationships

The market areas we serve include the five major metropolitan markets of Texas, including Austin, Dallas, Fort Worth, Houston and San Antonio. As a result, we originate and maintain large credit relationships with numerous customers in the ordinary course of business. The legal limit of our bank is approximately $75 million and our house limit is generally $15 to $20 million. We consider large credit relationships to be those with commitments equal to or in excess of $10.0 million. The following table provides additional information on our large credit relationships outstanding at year-end (in thousands):

		2009			2008
	Number of	Period-End Balances		Number of	Period-End Balances
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Large credit relationships:
$20.0 million and greater	15	$353,585	$297,189	18	$411,023	$304,460
$10.0 million to $19.9 million	128	1,733,593	1,272,870	119	1,633,960	1,077,168

Growth in outstanding balances related to large credit relationships primarily resulted from an increase in commitments. The average commitment per large credit relationship in excess of $20.0 million totaled $23.6 million at December 31, 2009 and $22.8 million at December 31, 2008. The average outstanding balance per large credit relationship with a commitment greater than $20.0 million totaled $19.8 at December 31, 2009 and $16.9 million at December 31, 2008. The average commitment per large credit relationship between $10.0 million and $19.9 million totaled $13.5 million at December 31, 2009 and $13.7 million at December 31, 2008. The average outstanding balance per large credit relationship with a commitment between $10.0 million and $19.9 million totaled $9.9 million at December 31, 2009 and $9.1 million at December 31, 2008.

Loan Maturity and Interest Rate Sensitivity on December 31, 2009

		Remaining Maturities of Selected Loans
(in thousands)	Total	Within 1 Year	1-5 Years	After 5 Years

Loan maturity:
Commercial	$2,457,533	$1,360,378	$1,062,639	$34,516
Construction	669,426	244,069	403,141	22,216
Real estate	1,233,701	313,406	740,307	179,989
Consumer	25,065	20,417	4,648	—
Equipment leases	99,129	7,753	84,145	7,230

Total loans held for investment	$4,484,854	$1,946,023	$2,294,880	$243,951

Interest rate sensitivity for selected loans with:
Predetermined interest rates	$795,839	$408,706	$307,085	$80,048
Floating or adjustable interest rates	3,689,015	1,537,317	1,987,795	163,903

Total loans held for investment	$4,484,854	$1,946,023	$2,294,880	$243,951

Interest Reserve Loans

As of December 31, 2009, we had $347.5 million in loans with interest reserves, which represents approximately 78% of our construction loans. Loans with interest reserves are common when originating construction loans, but the use of interest reserves is carefully controlled by our underwriting standards. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve account allows the borrower, when financial conditions precedents are met to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified at the time the credit is approved and during the initial underwriting. We have effective and ongoing controls for monitoring compliance with loan covenants for advancing funds and determination of default conditions. When lending relationships involve financing of land on which improvements will be constructed, construction funds are not advanced until borrower has received lease or purchase commitments which will meet cash flow coverage requirements. We maintain current financial statements on the borrowing entity and guarantors, as well as periodical inspections of the project and analysis of whether the project is on schedule or delayed. Updated appraisals are ordered when necessary to validate the collateral values to support all advances, including reserve interest. Advances of interest reserves are discontinued if collateral values do not support the advances or if the borrower does not comply with other terms and conditions in the loan agreements. In addition, most of our construction lending is performed in Texas and our lenders are very familiar with trends in local real estate. At a point where we believe that our collateral position is jeopardized, we retain the right to stop the use of the interest reserves. As of December 31, 2009 $16.3 million of our loans with interest reserves were on nonaccrual, and in all cases, the use of the reserves has been suspended.

Non-performing Assets

Non-performing assets include non-accrual loans and equipment leases, accruing loans 90 or more days past due, restructured loans, and other repossessed assets. The table below summarizes our non-accrual loans by type (in thousands):

	Year Ended December 31
	2009	2008	2007

Non-accrual loans:(1)(3)
Commercial	$34,021	$15,676	$14,693
Construction	44,598	22,362	4,147
Real estate	10,189	6,239	2,453
Consumer	273	296	90
Equipment leases	6,544	2,926	2

Total non-accrual loans	95,625	47,499	21,385
Other repossessed assets:
OREO(3)(4)	27,264	25,904	2,671
Other repossessed assets	162	25	45

Total other repossessed assets	27,426	25,929	2,716

Total non-performing assets	$123,051	$73,428	$24,101

Loans past due 90 days and accruing(2)	6,081	4,115	4,147

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $3.6 million, $2.9 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)	At December 31, 2009, 2008 and 2007, loans past due 90 days and still accruing includes premium finance loans of $2.4 million, $2.1 million and $1.8 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(3)	At December 31, 2009, 2008 and 2007, non-performing assets include $2.6 million, $4.4 million, $4.1 million, respectively, of mortgage warehouse loans which were transferred to our loans held for investment portfolio at lower of cost or market during the past eighteen months, and some were subsequently moved to OREO.

(4)	At December 31, 2009, OREO balance is net of $6.6 million valuation allowance.

Nonperforming assets include non-accrual loans, restructured loans and repossessed assets. Total nonperforming assets at December 31, 2009 increased $45.5 million from December 31, 2008, compared to $49.3 million at December 31, 2007. The increases in the past two years are reflective of the overall economic deterioration during 2008 and 2009. As a result our allowance for loans losses as a percentage of loans, as well as our provision for credit losses recorded in 2008 and 2009 have increased.

At December 31, 2009, our total non-accrual loans were $95.6 million. Of these, $34.0 million were characterized as commercial loans. This included a $7.6 million line of credit secured by single family residences and the borrower’s notes receivable, a $6.0 million line of credit secured by various single family properties, a $5.5 million residence rehabilitation loan secured by single family residences, a $4.3 million manufacturing loan secured by the assets of the borrower, a $2.5 million loan secured by a first lien security interest in the borrower’s accounts receivable and assets, a $2.4 million loan secured by the borrower’s assets, a $2.0 million lender finance loan secured by the borrower’s material assets and $1.2 million in auto dealer loans secured by the borrower’s accounts receivable and inventory. Non-accrual loans also included $44.6 million characterized as construction loans. This included a $16.3 million commercial real estate lot development loan secured by residential lots, a $16.2 million commercial real estate loan secured by condominiums, a $5.0 million commercial real estate loan secured by unimproved land, a $2.1 million commercial real estate loan secured by retail property, $1.6 million in commercial real estate loans secured by single family residences, $1.5 million in residential real estate loans secured by single family residences and a $1.0 million real estate investment loan secured by unimproved lots. Non-accrual loans also included $10.2 million characterized as real estate loans, $6.9 of which relates to a real estate loan secured by an apartment building. Also included in this category are $2.5 million in single family mortgages that were originated in our mortgage warehouse operation. Each of these loans were reviewed for impairment and specific reserves were allocated as necessary and included in the allowance for loan losses as of December 31, 2009 to cover any probable loss.

Reserves on impaired loans were $18.4 million at December 31, 2009, compared to $13.1 million at December 31, 2008 and $5.9 million at December 31, 2007. We recognized $25,000 in interest income on non-accrual loans during 2009 compared to $33,000 in 2008 and $44,000 in 2007. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2009, 2008 and 2007 totaled $3.6 million, $2.9 million and $1.1 million, respectively.

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of December 31, 2009, none of our non-accrual loans were earning on a cash basis.

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

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of December 31, 2009 we have no loans considered restructured that are not already on nonaccrual. Of the nonaccrual loans at December 31, 2009, $30.3 million met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history has been evidenced, generally no less than twelve months. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At December 31, 2009 and 2008, we had $53.1 million and $22.5 million in loans of this type, which were not included in either the non-accrual or 90 days past due categories. The increase in the amount of potential problem loans from December 2008 to December 2009 is consistent with the overall economic deterioration and the increase in nonperforming loans that we have experienced this year.

The table below presents a summary of the activity related to OREO (in thousands):

	Year Ended December 31
	2009	2008	2007

Beginning balance	$25,904	$2,671	$882
Additions	23,466	28,835	2,582
Sales	(14,265)	(5,602)	(793)
Valuation allowance	(6,619)	—	—
Direct write-downs	(1,222)	—	—

Ending balance	$27,264	$25,904	$2,671

The $27.3 million balance in OREO at December 31, 2009 included unimproved commercial real estate values at $7.5 million and residential real estate lots and undeveloped land valued at $7.1 million and $3.4 million, respectively. Also included is a commercial real estate property consisting of single family residences and developed lots valued at $3.4 million, unimproved commercial real estate lots valued at $2.9 million and $1.6 million, an office building valued at $2.6 million, and commercial real estate property consisting of single family residences and a mix of lots at various levels of completion valued at $1.1 million.

When foreclosure occurs, fair value, which is generally based on appraised values, may result in partial charge-off of loan upon taking property, and so long as property is retained, reductions in appraised values will result in valuation adjustment taken as non-interest expense. In addition, if the decline in value is believed to be permanent and not just driven by market conditions, a direct write-down to the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure related to the appraised values during that holding period. During the year ended December 31, 2009, we recorded $7.8 million in valuation expense. Of the $7.8 million, $6.6 million related to increases to the valuation allowance, and $1.2 million related to direct write-downs.

Summary of Loan Loss Experience

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $43.5 million for the year ended December 31, 2009, $26.8 million for the year ended December 31, 2008, and $14.0 million for the year ended December 31, 2007. The amount of reserves and provision required to support the reserve have increased over the last two years as a result of credit deterioration in our loan portfolio driven by negative changes in national and regional economic conditions and the impact on those conditions on the financial condition of borrowers and the values of assets, including real estate assets, pledged as collateral.

The reserve for loan losses is comprised of specific reserves for impaired loans and an estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We regularly evaluate our reserve for loan losses to maintain an adequate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of reserves include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All loan commitments rated substandard or worse and greater than $500,000 are specifically reviewed for impairment. For loans deemed to be impaired, a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit. Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.

The reserve allocation percentages assigned to each credit grade have been developed based primarily on an analysis of our historical loss rates. The allocations are adjusted for certain qualitative factors for such things as general economic conditions, changes in credit policies and lending standards. Changes in the trend and severity of problem loans can cause the estimation of losses to differ from past experience. In addition, the reserve considers the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio. The portion of the allowance that is not derived by the allowance allocation percentages compensates for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We evaluate many factors and conditions in determining the unallocated portion of the allowance, including the economic and business conditions affecting key lending areas, credit quality trends and general growth in the portfolio. The allowance is considered adequate and appropriate, given management’s assessment of potential losses within the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in the Company’s market areas and other factors.

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

The reserve for credit losses, which includes a liability for losses on unfunded commitments, totaled $70.9 million at December 31, 2009, $46.8 million at December 31, 2008 and $32.8 million at December 31, 2007. The total reserve percentage increased to 1.59% at year-end 2009 from 1.16% and 0.95% of loans held for investment at December 31, 2008 and 2007, respectively. The total reserve percentage has increased over the past two years as a result of the effects of national and regional economic conditions on borrowers and values of assets pledged as collateral. These changes in economic conditions have resulted in increases in loans with weakened credit quality and nonperforming loans. The overall reserve for loan losses continues to be driven by the loan loss reserve methodology as described above. At December 31, 2009, we believe the reserve is sufficient to cover all expected losses in the portfolio and has been derived from consistent application of the methodology described above. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, our estimate of expected losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

The table below presents a summary of our loan loss experience for the past five years (in thousands except percentage and multiple data):

	Year Ended December 31
	2009		2008		2007		2006		2005

Reserve for loan losses:
Beginning balance	$45,365		$31,686		$20,063		$18,897		$18,698
Loans charged-off:
Commercial	4,000		7,395		2,528		2,525		410
Real estate — Construction	6,508		1,866		313		—		—
Real estate — Term	4,696		4,168		—		—		28
Consumer	502		193		48		3		93
Equipment leases	4,022		12		81		76		66

Total	19,728		13,634		2,970		2,604		597
Recoveries:
Commercial	124		759		642		462		569
Real estate — Construction	13		—		—		—		—
Real estate — Term	53		47		—		—		—
Consumer	28		13		15		1		2
Equipment leases	54		79		131		247		225

Total	272		898		788		710		796

Net charge-offs (recoveries)	19,456		12,736		2,182		1,894		(199)
Provision for loan losses	42,022		26,415		13,805		3,060		—

Ending balance	$67,931		$45,365		$31,686		$20,063		$18,897

Reserve for off-balance sheet credit losses:
Beginning balance	$1,470		$1,135		$940		$—		$—
Provision for off-balance sheet credit losses	1,478		335		195		940		—

Ending balance	$2,948		$1,470		$1,135		$940		$—

Total provision for credit losses	$43,500		$26,750		$14,000		$4,000		$—

Reserve for loan losses to loans held for investment(2)	1.52%		1.16%		.95%		.77%		.91%
Net charge-offs (recoveries) to average loans(2)	.46%		.35%		.07%		.08%		(.01)%
Total provision for credit losses to average loans(2)	1.04%		.73%		.46%		.17%		.00%
Recoveries to gross charge-offs	1.38%		6.59%		26.53%		27.27%		133.33%
Reserve for loan losses as a multiple of net charge-offs	3.5	x	3.6	x	14.5	x	10.6	x	N/M
Reserve for off-balance sheet credit losses to off-balance sheet credit commitments	.24%		.10%		.09%		.08%		—
Combined reserves for credit losses to loans held for investment(2)	1.59%		1.16%		.95%		.77%		.91%
Non-performing assets:(4)
Non-accrual(1)	$95,625		$47,499		$21,385		$9,088		$5,657
OREO(5)	27,264		25,904		2,671		882		158

Total	$122,889		$73,403		$24,056		$9,970		$5,815

Loans past due (90 days) and still accruing(3)	$6,081		$4,115		$4,147		$2,142		$2,795
Reserve for loan losses to non-performing loans	.7	x	1.0	x	1.5	x	2.2	x	3.3x

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $3.6 million, $2.9 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)	Excludes loans held for sale.

(3)	At December 31, 2009, 2008 and 2007, loans past due 90 days and still accruing includes premium finance loans of $2.4 million, $2.1 million and $1.8 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(4)	At December 31, 2009, 2008 and 2007, non-performing assets include $2.6 million, $4.4 million and $4.1 million, respectively, of mortgage warehouse loans which were transferred to the loans held for investment portfolio at lower of cost or market during the past eighteen months, and some were subsequently moved to OREO.

(5)	At December 31, 2009, OREO balance is net of $6.6 million valuation allowance.

Loan Loss Reserve Allocation

	December 31
(in thousands, except	2009		2008		2007		2006		2005
percentage data)	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans

Loan category:
Commercial	$33,269	47%	$23,348	50%	$16,466	55%	$8,992	54%	$9,996	53%
Construction	10,974	13	7,563	15	5,032	16	4,081	18	2,346	18
Real estate(1)	14,874	37	10,518	32	4,736	26	2,910	25	3,095	27
Consumer	1,258	1	1,095	1	1,989	1	589	1	115	1
Equipment leases	2,960	2	1,790	2	723	2	482	2	395	1
Unallocated	4,596	—	1,051	—	2,740	—	3,009	—	2,950	—

Total	$67,931	100%	$45,365	100%	$31,686	100%	$20,063	100%	$18,897	100%

(1)	Includes loans held for sale.

During 2009, the reserve allocated to all categories of loans increased compared to 2008 primarily due to increases in the level of allocations required by our loan loss reserve methodology. Generally, loan loss reserve allocations between categories are consistent with prior year. The percentage of the reserve allocated to construction is a slightly higher percentage in the current year even though the percentage of our loans in that category has decreased from prior year. This increase in construction reserve allocation is related to the overall economic downturn and decreased values that have been experienced with construction projects, most especially lot development projects. This is also consistent with the increase in nonperforming loans in this category we’ve experienced in 2009.

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

During the year ended December 31, 2009, we maintained an average securities portfolio of $314.8 million compared to an average portfolio of $391.3 million for the same period in 2008. The December 31, 2009 portfolio is primarily comprised of mortgage-backed securities. Of the mortgage-backed securities in our portfolio at December 31, 2009 substantially all are guaranteed by U.S. government agencies. Our portfolio included no impaired securities.

Our net unrealized gain on the securities portfolio value increased from a net gain of $2.9 million, which represented 0.77% of the amortized cost, at December 31, 2008, to a net gain of $9.5 million, which represented 3.70% of the amortized cost, at December 31, 2009. Changes in value reflect changes in market interest rates and the total balance of securities.

During the year ended December 31, 2008, we maintained an average securities portfolio of $391.3 million compared to an average portfolio of $475.8 million for the same period in 2007. The December 31, 2008 portfolio is primarily comprised of mortgage-backed securities. The mortgage-backed securities in our portfolio at December 31, 2008 primarily consisted almost entirely of government agency mortgage-backed securities.

Our net unrealized loss on the securities portfolio value decreased from a net loss of $1.4 million, which represented 0.29% of the amortized cost, at December 31, 2007, to a net gain of $2.9 million, which represented 0.77% of the amortized cost, at December 31, 2008. Changes in value reflect changes in market interest rates and the total balance of securities.

The average expected life of the mortgage-backed securities was 2.1 years at December 31, 2009 and 2.7 years at December 31, 2008. The effect of possible changes in interest rates on our earnings and equity is discussed under “Interest Rate Risk Management.”

The following presents the amortized cost and fair values of the securities portfolio at December 31, 2009, 2008 and 2007:

	At December 31
	2009		2008		2007
	Amortized		Amortized		Amortized	Fair
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Value

Available-for-sale:
U.S. Treasuries	$—	$—	$28,299	$28,296	$2,595	$2,595
Mortgage-backed securities	201,824	209,987	288,701	291,716	358,164	356,412
Corporate securities	5,000	4,683	5,000	4,810	25,055	25,077
Municipals	42,314	43,826	46,370	46,531	48,149	48,498
Equity securities(1)	7,506	7,632	7,506	7,399	7,507	7,537

Total available-for-sale securities	$256,644	$266,128	$375,876	$378,752	$441,470	$440,119

(1)	Equity securities consist of Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity:

	At December 31, 2009
		After One	After Five
	Less Than	Through	Through	After Ten
(in thousands except percentage data)	One Year	Five Years	Ten Years	Years	Total

Available-for-sale:
Mortgage-backed securities (1):
Amortized cost	$23,359	$34,200	$68,930	$75,335	$201,824
Estimated fair value	23,719	35,143	72,477	78,648	209,987
Weighted average yield(3)	4.242%	4.386%	4.815%	4.414%	4.527%
Corporate securities :
Amortized cost	—	5,000	—	—	5,000
Estimated fair value	—	4,683	—	—	4,683
Weighted average yield(3)	—	7.375%	—	—	7.375%
Municipals :(2)
Amortized cost	1,985	19,571	20,758	—	42,314
Estimated fair value	2,000	20,317	21,509	—	43,826
Weighted average yield(3)	7.391%	8.166%	8.723%	—	8.403%
Equity securities :
Amortized cost	—	—	—	—	7,506
Estimated fair value	—	—	—	—	7,632

Total available-for-sale securities :
Amortized cost					$256,644

Estimated fair value					$266,128

(1)	Actual maturities may differ significantly from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The average expected life of the mortgage-backed securities was 2.1 years at December 31, 2009.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

The following table discloses, as of December 31, 2009 and 2008, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

December 31, 2009
Mortgage-backed securities	$452	$(1)	$2,553	$(28)	$3,005	$(29)
Corporate securities	—	—	4,683	(317)	4,683	(317)
Municipals	1,018	(2)	—	—	1,018	(2)

	$1,470	$(3)	$7,236	$(345)	$8,706	$(348)

December 31, 2008
U.S. Treasuries	$24,996	$(4)	$—	$—	$24,996	$(4)
Mortgage-backed securities	106,167	(1,121)	2,977	(9)	109,144	(1,130)
Corporate securities	4,810	(190)	—	—	4,810	(190)
Municipals	10,817	(209)	—	—	10,817	(209)
Equity securities	7,399	(107)	—	—	7,399	(107)

	$154,189	$(1,631)	$2,977	$(9)	$157,166	$(1,640)

We believe the investment securities in the table above are within ranges customary for the banking industry. At December 31, 2009, the number of investment positions in this unrealized loss position totals 5. We do not believe these unrealized losses are “other than temporary” as (1) we do not have the intent to sell any of the securities in the table above; and (2) it is not probable that we will be unable to collect the amounts contractually due. The unrealized losses noted are interest rate related, and losses have decreased as rates have decreased in 2008 and 2009. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

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

Average deposits for the year ended December 31, 2009 increased $437.7 million compared to the same period of 2008. Average demand deposits, interest bearing transaction and savings increased by $231.3 million, $41.2 million and $397.8 million, respectively, while time deposits (including deposits in foreign branches) decreased $232.6 million during the year ended December 31, 2009 as compared to the same period of 2008. The average cost of deposits decreased in 2009 mainly due to decreasing market interest rates during 2009.

Average deposits for the year ended December 31, 2008 increased $165.8 million compared to the same period of 2007. Average demand deposits, interest bearing transaction and time deposits (including deposits in foreign branches) increased by $66.3 million, $8.6 million and $137.6 million, respectively, while savings deposits decreased $46.7 million during the year ended December 31, 2008 as compared to the same period of 2007. The average cost of deposits decreased in 2008 mainly due to decreasing market interest rates during 2008.

Deposit Analysis

	Average Balances
(in thousands)	2009	2008	2007

Non-interest bearing	$760,776	$529,471	$463,142
Interest bearing transaction	147,961	106,720	98,159
Savings	1,182,441	784,685	831,370
Time deposits	1,188,964	1,086,252	702,248
Deposits in foreign branches	411,116	746,399	992,837

Total average deposits	$3,691,258	$3,253,527	$3,087,756

As with our loan portfolio, most of our deposits are from businesses and individuals in Texas, particularly the Dallas metropolitan area. As of December 31, 2009, approximately 75% of our deposits originated out of our Dallas metropolitan banking centers. Uninsured deposits at December 31, 2009 were 55% of total deposits, compared to 40% of total deposits at December 31, 2008 and 50% of total deposits at December 31, 2007. The presentation for 2009, 2008 and 2007 does reflect combined ownership, but does not reflect all of the account styling that would determine insurance based on FDIC regulations.

At December 31, 2009, we had $381.1 million in interest bearing time deposits of $100,000 or more in foreign branches related to our Cayman Islands branch.

Maturity of Domestic CDs and Other Time Deposits in Amounts of $100,000 or More

	December 31
(in thousands)	2009	2008	2007

Months to maturity:
3 or less	$632,796	$1,000,893	$223,386
Over 3 through 6	132,865	204,982	70,111
Over 6 through 12	120,561	80,161	159,139
Over 12	26,541	32,066	72,138

Total	$912,763	$1,318,102	$524,774

Liquidity and Capital Resources

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the years ended December 31, 2009 and 2008, our principal source of funding has been our customer deposits, supplemented by short-term borrowings primarily from federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings.

Since early 2001, our liquidity needs have primarily been fulfilled through growth in our core customer deposits and supplemented with brokered deposits and borrowings as needed. Our goal is to obtain as much of our funding as possible from deposits of these core customers, which as of December 31, 2009, comprised $3,902.4 million, or 94.7%, of total deposits, compared to $2,507.0 million, or 75.2%, of total deposits, at December 31, 2008. On an average basis, for the year ended December 31, 2009, deposits from core customers comprised $3,163.8 million, or 85.7%, of total annual average deposits. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect.

In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. These CDs are generally of short maturities, 30 to 90 days, and are used to supplement temporary differences in the growth in loans, including growth in specific categories of loans, compared to customer deposits. As of December 31, 2009, brokered retail CDs comprised $218.3 million, or 5.3%, of total deposits. On an average basis, for the year ended December 31, 2009, brokered retail CDs comprised $527.5 million, or 14.3%, of total annual deposits. We believe the Company has access to sources of brokered deposits of not less than $3.0 billion.

Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our loans held for sale, due to their liquidity, short duration and interest spreads available. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes, and advances from the FHLB and the Federal Reserve. The following table summarizes our borrowings:

	2009			2008			2007
			Maximum			Maximum			Maximum
			Outstanding			Outstanding			Outstanding
			at any			at any			at any
(in thousands)	Balance	Rate(1)	Month End	Balance	Rate(1)	Month End	Balance	Rate(1)	Month End

Federal funds purchased	$580,519	.33%		$350,155	.47%		$344,813	4.29%
Customer repurchase agreements	25,070	.10%		77,732	.05%		7,148	3.30%
Treasury, tax and loan notes	5,940	.00%		2,720	.00%		6,890	4.00%
FHLB borrowings	325,000	.11%		800,000	.71%		400,000	4.18%
Other short-term borrowings	—	—		10,000	1.19%		25,000	5.82%
Long-term borrowings	—	—		40,000	1.19%		—	—
TLGP borrowings	20,500	.84%		—	—		—	—
Trust preferred subordinated debentures	113,406	3.19%		113,406	4.40%		113,406	6.77%

Total borrowings	$1,070,435		$1,753,181	$1,394,013		$1,280,606	$897,257		$783,851

(1)	Interest rate as of period end.

The following table summarizes our other borrowing capacities in excess of balances outstanding at December 31, 2009, 2008 and 2007:

(in thousands)	2009	2008	2007

FHLB borrowing capacity relating to loans	$738,682	$139,000	$205,900
FHLB borrowing capacity relating to securities	57,101	62,420	231,000

Total FHLB borrowing capacity	$795,783	$201,420	$436,900

Unused federal funds lines available from commercial banks	$736,560	$573,500	$458,000

In connection with the FDIC’s Temporary Liability Guarantee Program (“TLGP”), we had the capacity to issue up to $1.1 billion in indebtedness which will be guaranteed by the FDIC for a limited period of time to newly issued senior unsecured debt and non-interest bearing deposits. The notes were issued prior to October 31, 2009 and have maturities no later than December 31, 2012. As of December 31, 2009, $20.5 million of these notes were outstanding.

On September 27, 2007, we entered into a Credit Agreement with KeyBank National Association. This Credit Agreement permitted borrowings of up to $50 million until September 24, 2008. At our option, the $50 million balance was converted into a two-year term loan, which accrued interest at a rate(s) of LIBOR plus 1%. The

Credit Agreement was unsecured and proceeds were used for general corporate purposes. At December 31, 2008, we had drawn $50.0 million, $10.0 million of which was scheduled to mature in 2009 and was included in other short-term borrowings at December 31, 2008. The remaining $40.0 million was scheduled to mature in September of 2010 and was, therefore, included in long-term borrowings. The entire balance of the note was paid in full in March of 2009.

From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued fixed and/or floating rate Capital Securities in various private offerings totaling $113.4 million. As of December 31, 2009, the details of the trust preferred subordinated debentures are summarized below:

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

After deducting underwriter’s compensation and other expenses of each offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on all subordinated debentures are deductible for federal income tax purposes. As of December 31, 2009, the weighted average quarterly rate on the subordinated debentures was 3.23%, compared to 3.73% average for all of 2009, and 5.68% for all of 2008.

Our equity capital averaged $473.8 million for the year ended December 31, 2009 as compared to $333.5 million in 2008 and $272.3 million in 2007. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.

On September 10, 2008, we completed a sale of 4 million shares of our common stock in a private placement to a number of institutional investors. The purchase price was $14.50 per share, and net proceeds from the sale totaled $55 million. The new capital is being used for general corporate purposes, including capital for support of anticipated growth of our bank.

On January 16, 2009, we completed the issuance of $75 million of perpetual preferred stock and related warrants under the U.S. Department of Treasury’s voluntary Capital Purchase Program (“CPP” or “the Program”). The preferred stock was repurchased in May 2009. In connection with the repurchase, we recorded a $3.9 million accelerated deemed dividend in the second quarter of 2009 representing the unamortized difference between the book value and the carrying value of the preferred stock repurchased from the Treasury. The $3.9 million accelerated deemed dividend, combined with the previously scheduled preferred dividend of $523,000 for the second quarter of 2009 and the preferred dividend of $930,000 paid in the first quarter of 2009, resulted in a total dividend and reduction of earnings available to common stockholders of $5.4 million for the year ended December 31, 2009. As of December 31, 2009, the Treasury still has warrants to purchase 758,086 shares at $14.84 per share. We have been notified by the Treasury that they plan to sell our warrants at auction sometime in March 2010.

On May 8, 2009, we completed a sale of 4.6 million shares of our common stock in a public offering. The purchase price was $13.75 per share, and net proceeds from the sale totaled $59.4 million. The new capital is being used for general corporate purposes, including capital for support of anticipated growth of our bank.

On January 27, 2010, we announced that we have entered into an Equity Distribution Agreement with Morgan Stanley & Co. Incorporated, pursuant to which we may, from time to time, offer and sell shares of our common stock, having aggregate gross sales proceeds of up to $40,000,000. Sales of the shares are being made by means of brokers’ transactions on or through the NASDAQ Global Select Market at market prices prevailing at the time of the sale or as otherwise agreed to by the Company and Morgan Stanley. As of

February 17, 2010 we have sold 271,973 shares at an average price of $16.88. Net proceeds on the sales are approximately $4.5 million, after payment of a 1% sales commission paid to Morgan Stanley, and are being used for general corporate purposes. In addition to the 1% sales commission, we paid Morgan Stanley a $400,000 program fee.

Our actual and minimum required capital amounts and actual ratios are as follows:

	Regulatory Capital Adequacy
	December 31, 2009		December 31, 2008
(in thousands, except percentage data)	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets):
Company
Actual	$642,371	11.98%	$533,781	10.92%
Minimum required	429,102	8.00%	390,891	8.00%
Excess above minimum	213,269	3.98%	142,890	2.92%
Bank
Actual	$555,635	10.36%	$502,693	10.29%
To be well-capitalized	536,265	10.00%	488,498	10.00%
Minimum required	429,012	8.00%	390,799	8.00%
Excess above well-capitalized	19,370	.36%	14,195	0.29%
Excess above minimum	126,623	2.36%	111,894	2.29%
Tier 1 capital (to risk-weighted assets):
Company
Actual	$575,338	10.73%	$486,946	9.97%
Minimum required	214,551	4.00%	195,445	4.00%
Excess above minimum	360,787	6.73%	291,502	5.97%
Bank
Actual	$488,602	9.11%	$455,858	9.33%
To be well-capitalized	321,759	6.00%	293,099	6.00%
Minimum required	214,506	4.00%	195,399	4.00%
Excess above well-capitalized	166,843	3.11%	162,759	3.33%
Excess above minimum	274,096	5.11%	260,459	5.33%
Tier 1 capital (to average assets):
Company
Actual	$575,338	10.54%	$486,946	10.21%
Minimum required	218,381	4.00%	190,782	4.00%
Excess above minimum	356,957	6.54%	296,164	6.21%
Bank
Actual	$488,602	8.95%	$455,858	9.56%
To be well-capitalized	272,920	5.00%	238,420	5.00%
Minimum required	218,336	4.00%	190,736	4.00%
Excess above well-capitalized	215,682	3.95%	217,438	4.56%
Excess above minimum	270,266	4.95%	265,122	5.56%

Commitments and Contractual Obligations

The following table presents, as of December 31, 2009, significant fixed and determinable contractual obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note	Within One	After One But	After Three But	After
(in thousands)	Reference	Year	Within Three Years	Within Five Years	Five Years	Total

Deposits without a stated maturity(1)	6	$2,764,422	$—	$—	$—	$2,764,422
Time deposits(1)	6	1,321,739	24,615	9,850	100	1,356,304
Federal funds purchased(1)	7	580,519	—	—	—	580,519
Customer repurchase agreements(1)	7	25,070	—	—	—	25,070
Treasury, tax and loan notes(1)	7	5,940	—	—	—	5,940
FHLB borrowings(1)	7	325,000	—	—	—	325,000
TLGP borrowings(1)	7	20,500	—	—	—	20,500
Operating lease obligations(1)	15	7,605	15,123	20,933	39,330	82,991
Trust preferred subordinated debentures(1)	7, 8	—	—	—	113,406	113,406

Total contractual obligations(1)		$5,050,795	$39,738	$30,783	$152,836	$5,274,152

(1)	Excludes interest.

Off-Balance Sheet Arrangements

The contractual amount of our financial instruments with off-balance sheet risk expiring by period at December 31, 2009 is presented below:

		After One	After Three
	Within One	But Within	But Within	After
(in thousands)	Year	Three Years	Five Years	Five Years	Total

Commitments to extend credit	$632,341	$471,393	$36,442	$3,251	$1,143,427
Standby and commercial letters of credit	56,702	9,615	68	—	66,385

Total financial instruments with off-balance sheet risk	$689,043	$481,008	$36,510	$3,251	$1,209,812

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

Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 310, Receivables, and ASC 450, Contingencies. The allowance for loan losses is established through a provision for loan losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the loan losses inherent in the loan portfolio. The allowance for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. Factors contributing to the determination of specific reserves include the credit-worthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general reserve, the portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. See “Summary of Loan Loss Experience” for further discussion of the risk factors considered by management in establishing the allowance for loan losses.

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

Interest Rate Risk Management

Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of December 31, 2009, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Interest Rate Sensitivity Gap Analysis
December 31, 2009

	0-3 mo	4-12 mo	1-3 yr	3+ yr	Total
(in thousands)	Balance	Balance	Balance	Balance	Balance

Securities(1)	$41,587	$71,268	$61,537	$91,736	$266,128
Total variable loans	4,338,381	38,195	14,258	2,087	4,392,921
Total fixed loans	286,754	214,440	194,466	90,363	786,023

Total loans(2)	4,625,135	252,635	208,724	92,450	5,178,944

Total interest sensitive assets	$4,666,722	$323,903	$270,261	$184,186	$5,445,072

Liabilities:
Interest bearing customer deposits	$2,249,000	$—	$—	$—	$2,249,000
CDs & IRAs	438,925	280,459	24,965	9,600	753,949
Wholesale deposits	217,640	644	—	—	218,284

Total interest-bearing deposits	2,905,565	281,103	24,965	9,600	3,221,233
Repo, FF, FHLB borrowings	936,529	20,500	—	—	957,029
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowing	936,529	20,500	—	113,406	1,070,435

Total interest sensitive liabilities	$3,842,094	$301,603	$24,965	$123,006	$4,291,668

GAP	$824,629	$22,300	$245,296	$61,180	$—
Cumulative GAP	824,628	846,928	1,092,224	1,153,404	1,153,404
Demand deposits					$899,492
Stockholders’ equity					481,360

Total					$1,380,852

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.

The table above sets forth the balances as of December 31, 2009 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.

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

The two “shock test” scenarios assume a sustained parallel 200 basis point increase or decrease, respectively, in interest rates. As short-term rates continued to fall during 2008 and 2009, we could not assume interest rate changes of any amount as the results of the decreasing rates scenario would not be meaningful. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	200 bp Increase	200 bp Increase
	December 31, 2009	December 31, 2008

Change in net interest income	$17,731	$17,255

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Texas Capital Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Texas Capital Bancshares, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Capital Bancshares, Inc. at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission and our report dated February 18, 2010, expressed an unqualified opinion thereon.

Dallas, Texas
February 18, 2010

Texas Capital Bancshares, Inc.

Consolidated Balance Sheets

	December 31
(in thousands except share data)	2009	2008

ASSETS
Cash and due from banks	$80,459	$77,887
Federal funds sold	44,980	4,140
Securities, available-for-sale	266,128	378,752
Loans held for sale	693,504	496,351
Loans held for sale from discontinued operations	586	648
Loans held for investment (net of unearned income)	4,457,293	4,027,871
Less: Allowance for loan losses	67,931	45,365

Loans held for investment, net	4,389,362	3,982,506
Premises and equipment, net	11,189	9,467
Accrued interest receivable and other assets	202,890	184,242
Goodwill and other intangible assets, net	9,806	7,689

Total assets	$5,698,904	$5,141,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$899,492	$587,161
Interest bearing	2,837,163	2,245,991
Interest bearing in foreign branches	384,070	500,035

	4,120,725	3,333,187
Accrued interest payable	2,468	6,421
Other liabilities	23,916	20,988
Federal funds purchased	580,519	350,155
Repurchase agreements	25,070	77,732
Other short-term borrowings	351,440	812,720
Long-term borrowings	—	40,000
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	5,217,544	4,754,609
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares — 10,000,000
Issued shares — no shares issued at December 31, 2009 and 2008, respectively	—	—
Common stock, $.01 par value:
Authorized shares — 100,000,000
Issued shares — 35,919,941 and 30,971,189 at December 31, 2009 and 2008, respectively	359	310
Additional paid-in capital	326,224	255,051
Retained earnings	148,620	129,851
Treasury stock (shares at cost: 417 at December 31, 2009 and 84,691 at December 31, 2008	(8)	(581)
Deferred compensation	—	573
Accumulated other comprehensive income, net of taxes	6,165	1,869

Total stockholders’ equity	481,360	387,073

Total liabilities and stockholders’ equity	$5,698,904	$5,141,682

See accompanying notes to consolidated financial statements

Texas Capital Bancshares, Inc.

Consolidated Statements of Operations

	Year Ended December 31
(in thousands except per share data)	2009	2008	2007

Interest income:
Interest and fees on loans	$229,500	$231,009	$267,171
Securities	13,578	17,722	21,975
Federal funds sold	31	168	92
Deposits in other banks	44	31	54

Total interest income	243,153	248,930	289,292
Interest expense:
Deposits	37,824	72,852	121,245
Federal funds purchased	2,404	8,232	13,054
Repurchase agreements	53	541	915
Other borrowings	1,949	9,123	6,069
Trust preferred subordinated debentures	4,232	6,445	8,257

Total interest expense	46,462	97,193	149,540

Net interest income	196,691	151,737	139,752
Provision for credit losses	43,500	26,750	14,000

Net interest income after provision for credit losses	153,191	124,987	125,752
Non-interest income:
Service charges on deposit accounts	6,287	4,699	4,091
Trust fee income	3,815	4,692	4,691
Bank owned life insurance (BOLI) income	1,579	1,240	1,198
Brokered loan fees	9,043	3,242	1,870
Equipment rental income	5,557	5,995	6,138
Other	2,979	2,602	2,639

Total non-interest income	29,260	22,470	20,627
Non-interest expense :
Salaries and employee benefits	73,419	61,438	56,608
Net occupancy expense	12,291	9,631	8,430
Leased equipment depreciation	4,319	4,667	4,958
Marketing	3,034	2,729	3,004
Legal and professional	11,846	9,622	7,245
Communications and data processing	3,743	3,314	3,357
FDIC insurance assessment	8,464	1,797	1,424
Allowance and other carrying costs for OREO	10,345	1,541	133
Other	18,081	14,912	13,447

Total non-interest expense	145,542	109,651	98,606

Income from continuing operations before income taxes	36,909	37,806	47,773
Income tax expense	12,522	12,924	16,420

Income from continuing operations	24,387	24,882	31,353
Loss from discontinued operations (after-tax)	(235)	(616)	(1,931)

Net income	24,152	24,266	29,422
Preferred stock dividends	5,383	—	—

Net income available to common shareholders	$18,769	$24,266	$29,422

Basic earnings per share:
Income from continuing operations	$.56	$.89	$1.20

Net income	$.55	$.87	$1.12

Diluted earnings per share:
Income from continuing operations	$.55	$.89	$1.18

Net income	$.55	$.87	$1.10

See accompanying notes to consolidated financial statements

Texas Capital Bancshares, Inc.

Consolidated Statements of Stockholders’ Equity

										Accumulated
					Additional					Other
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury Stock		Deferred	Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	Income (loss)	Total

Balance at December 31, 2006	—	$—	26,065,124	$261	$182,321	$76,163	(84,274)	$(573)	$573	$(5,230)	$253,515
Comprehensive income:
Net income	—	—	—	—	—	29,422	—	—	—	—	29,422
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $2,343	—	—	—	—	—	—	—	—	—	4,352	4,352

Total comprehensive income											33,774
Tax benefit related to exercise of stock options	—	—	—	—	1,164	—	—	—	—	—	1,164
Stock-based compensation expense recognized in earnings	—	—	—	—	4,761	—	—	—	—	—	4,761
Purchase of treasury stock	—	—	—	—	—	—	(417)	(8)	—	—	(8)
Issuance of common stock related to stock-based awards	—	—	324,424	3	1,929	—	—	—	—	—	1,932

Balance at December 31, 2007	—	—	26,389,548	264	190,175	105,585	(84,691)	(581)	573	(878)	295,138
Comprehensive income:
Net income	—	—	—	—	—	24,266	—	—	—	—	24,266
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $1,479	—	—	—	—	—	—	—	—	—	2,747	2,747

Total comprehensive income											27,013
Tax benefit related to exercise of stock options	—	—	—	—	1,584	—	—	—	—	—	1,584
Stock-based compensation expense recognized in earnings	—	—	—	—	4,676	—	—	—	—	—	4,676
Issuance of common stock related to stock-based awards	—	—	581,641	6	3,663	—	—	—	—	—	3,669
Issuance of common stock	—	—	4,000,000	40	54,953	—	—	—	—	—	54,993

Balance at December 31, 2008	—	—	30,971,189	310	255,051	129,851	(84,691)	(581)	573	1,869	387,073
Comprehensive income:
Net income	—	—	—	—	—	24,152	—	—	—	—	24,152
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $2,313	—	—	—	—	—	—	—	—	—	4,296	4,296

Total comprehensive income	—	—									28,448
Tax benefit related to exercise of stock options	—	—	—	—	75	—	—	—	—	—	75
Stock-based compensation expense recognized in earnings	—	—	—	—	5,959	—	—	—	—	—	5,959
Deferred compensation	—	—	—	—	—	—	(84,274)	573	(573)	—	—
Issuance of stock related to stock-based awards	—	—	348,752	3	1,575	—	—	—	—	—	1,578
Issuance of common stock	—	—	4,600,000	46	59,400	—	—	—	—	—	59,446
Issuance of preferred stock and related warrant	75,000	70,836	—	—	4,164	—	—	—	—	—	75,000
Repurchase of preferred stock	(75,000)	(71,069)	—	—	—	(3,931)	—	—	—	—	(75,000)
Preferred stock dividend and accretion of preferred stock discount	—	233	—	—	—	(1,452)	—	—	—	—	(1,219)

Balance at December 31, 2009	—	$—	35,919,941	$359	$326,224	$148,620	(417)	$(8)	$—	$6,165	$481,360

See accompanying notes to consolidated financial statements

Texas Capital Bancshares, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31
(in thousands)	2009	2008	2007

Operating activities
Net income from continuing operations	$24,387	$24,882	$31,353
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	43,500	26,750	14,000
Deferred tax benefit	(8,775)	(4,104)	(3,508)
Depreciation and amortization	7,819	7,666	7,271
Amortization and accretion on securities	228	280	320
Bank owned life insurance (BOLI) income	(1,579)	(1,240)	(1,198)
Stock-based compensation expense	5,959	4,676	4,761
Tax benefit from stock option exercises	75	1,584	1,164
Excess tax benefits from stock-based compensation arrangements	(213)	(4,527)	(3,325)
Originations of loans held for sale	(16,582,314)	(7,552,614)	(3,966,644)
Proceeds from sales of loans held for sale	16,399,677	7,230,429	3,991,492
Loss on sale of assets	1,273	—	—
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(28,894)	(44,724)	(24,898)
Accrued interest payable and other liabilities	(1,867)	(4,218)	(1,205)

Net cash provided by (used in) operating activities of continuing operations	(140,724)	(315,160)	49,583
Net cash provided by (used in) operating activities of discontinued operations	(186)	(529)	20,778

Net cash provided by (used in) operating activities	(140,910)	(315,689)	70,361
Investing activities
Purchases of available-for-sale securities	—	(40,219)	(14,281)
Maturities and calls of available-for-sale securities	32,300	36,270	23,153
Principal payments received on available-for-sale securities	86,704	69,263	77,475
Net increase in loans held for investment	(466,304)	(577,999)	(733,751)
Purchase of premises and equipment, net	(4,550)	(5,817)	(1,798)
Sale of foreclosed assets	12,194	—	—

Net cash used in investing activities of continuing operations	(339,656)	(518,502)	(649,202)
Net cash used in investing activities of discontinued operations	—	—	—

Net cash used in investing activities	(339,656)	(518,502)	(649,202)
Financing activities
Net increase (decrease) in deposits	787,538	266,810	(2,953)
Proceeds from issuance of stock related to stock-based awards	1,578	3,669	1,932
Proceeds from issuance of common stock	59,446	54,993	—
Proceeds from issuance of preferred stock and related warrants	75,000	—	—
Repurchase of preferred stock	(75,000)	—	—
Dividends paid	(1,219)	—	—
Net increase (decrease) in other borrowings	(553,942)	491,414	393,434
Excess tax benefits from stock-based compensation arrangements	213	4,527	3,325
Net federal funds purchased	230,364	5,342	178,858
Purchase of treasury stock	—	—	(8)

Net cash provided by financing activities of continuing operations	523,978	826,755	574,588
Net cash provided by financing activities of discontinued operations	—	—	—

Net cash provided by financing activities	523,978	826,755	574,588

Net increase (decrease) in cash and cash equivalents	43,412	(7,436)	(4,253)
Cash and cash equivalents, beginning of year	82,027	89,463	93,716

Cash and cash equivalents, end of year	$125,439	$82,027	$89,463

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$50,415	$96,402	$149,691
Cash paid during the year for income taxes	14,892	22,475	13,414
Non-cash transactions:
Transfers from loans/leases to OREO and other repossessed assets	23,466	23,232	983
Transfers from loans/leases to other assets	—	—	10,549

See accompanying notes to consolidated financial statements

1.	Operations and Summary of Significant Accounting Policies

Organization and Nature of Business

Texas Capital Bancshares, Inc. (“Texas Capital Bancshares” or “the Company”), a Delaware financial holding company, was incorporated in November 1996 and commenced operations in March 1998. The consolidated financial statements of the Company include the accounts of Texas Capital Bancshares, Inc. and its wholly owned subsidiary, Texas Capital Bank, National Association (“the Bank”). The Bank currently provides commercial banking services to its customers in Texas and concentrates on middle market commercial and high net worth customers.

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

We have evaluated subsequent events for potential recognition and/or disclosure through February 18, 2010, the date the consolidated financial statements were issued. See further discussion of subsequent events in Note 21 — Subsequent Events.

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

All securities are available-for-sale as of December 31, 2009 and 2008.

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

Repossessed Assets

Repossessed assets, which are included in other assets on the balance sheet, consist of collateral that has been repossessed. Collateral that has been repossessed is recorded at fair value less selling costs prior to repossession. Write-downs are provided for subsequent declines in value and are recorded in other non-interest expense.

Other Real Estate Owned

OREO, which is included in other assets on the balance sheet, consists of real estate that has been foreclosed. Real estate that has been foreclosed is recorded at the lower of the amount of the loan balance or the fair value of the real estate, less selling costs prior to foreclosure, through a charge to the allowance for loan losses, if necessary. Subsequent write-downs required for declines in value are recorded through a valuation allowance and provision for losses charged to other non-interest expense.

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

Segment Reporting

We have determined that all of our lending divisions and subsidiaries meet the aggregation criteria of ASC 280, Segment Reporting, since all offer similar products and services, operate with similar processes, and have similar customers.

Stock-based Compensation

On January 1, 2006, we changed our accounting policy related to stock-based compensation in connection with the adoption of ASC 718, Compensation — Stock Compensation (“ASC 718”), which requires that stock compensation transactions be recognized as compensation expense in the statement of operations based on their fair values on the measurement date, which is the date of the grant. We transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to us, ASC 718 applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation expense for the portion of awards for which the requisite period has not been rendered (generally referring to nonvested awards) that are outstanding as of January 1, 2006 are being recognized as the remaining requisite service is rendered during and after the period of adoption of ASC 718.

The compensation expense for the earlier awards is based on the same method and on the same grant date fair values previously determined for the pro forma disclosures required for all companies that did not previously adopt the fair value accounting method for stock-based compensation.

Accumulated Other Comprehensive Income (Loss)

Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income (loss), net. Accumulated comprehensive income (loss), net for the year ended December 31, 2009 and 2008 is reported in the accompanying consolidated statements of changes in stockholders’ equity.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per common share is based on net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period excluding non-vested stock. Diluted earnings per common share include the dilutive effect of stock options and non-vested stock awards granted using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 14 — Earnings Per Share.

Fair Values of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. Effective January 1, 2008, we adopted the reporting requirements of ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The adoption of ASC 820 did not have an impact on our financial statements except for the expanded disclosures noted in Note 15 — Fair Value Disclosures.

2.	Securities

The following is a summary of securities (in thousands):

		December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale Securities:
Mortgage-backed securities	$201,824	$8,192	$(29)	$209,987
Corporate securities	5,000	—	(317)	4,683
Municipals	42,314	1,514	(2)	43,826
Equity securities(1)	7,506	126	—	7,632

	$256,644	$9,832	$(348)	$266,128

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale Securities:
U. S. Treasuries	$28,299	$1	$(4)	$28,296
Mortgage-backed securities	288,701	4,145	(1,130)	291,716
Corporate securities	5,000	—	(190)	4,810
Municipals	46,370	370	(209)	46,531
Equity securities(1)	7,506	—	(107)	7,399

	$375,876	$4,516	$(1,640)	$378,752

(1)	Equity securities consist of Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands, except percentage data):

	At December 31, 2009
		After One	After Five
	Less Than	Through	Through	After Ten
	One Year	Five Years	Ten Years	Years	Total

Available-for-sale:
Mortgage-backed securities:(1)
Amortized cost	$23,359	$34,200	$68,930	$75,335	$201,824
Estimated fair value	23,719	35,143	72,477	78,648	209,987
Weighted average yield(3)	4.242%	4.386%	4.815%	4.414%	4.527%
Corporate securities:
Amortized cost	—	5,000	—	—	5,000
Estimated fair value	—	4,683	—	—	4,683
Weighted average yield(3)	—	7.375%	—	—	7.375%
Municipals:(2)
Amortized cost	1,985	19,571	20,758	—	42,314
Estimated fair value	2,000	20,317	21,509	—	43,826
Weighted average yield(3)	7.391%	8.166%	8.723%	—	8.403%
Equity securities:
Amortized cost	—	—	—	—	7,506
Estimated fair value	—	—	—	—	7,632

Total available-for-sale securities:
Amortized cost					$256,644

Estimated fair value					$266,128

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The average expected life of the mortgage-backed securities was 2.1 years at December 31, 2009.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

Securities with carrying values of approximately $152,888,000 and $292,731,000 were pledged to secure certain borrowings and deposits at December 31, 2009 and 2008, respectively. See Note 8 for discussion of securities securing borrowings. Of the pledged securities at December 31, 2009 and 2008, approximately $116,923,000 and $204,574,000, respectively, were pledged for certain deposits.

The following tables disclose, as of December 31, 2009 and 2008, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

December 31, 2009
Mortgage-backed securities	$452	$(1)	$2,553	$(28)	$3,005	$(29)
Corporate securities	—	—	4,683	(317)	4,683	(317)
Municipals	1,018	(2)	—	—	1,018	(2)

	$1,470	$(3)	$7,236	$(345)	$8,706	$(348)

December 31, 2008
U.S. Treasuries	$24,996	$(4)	$—	$—	$24,996	$(4)
Mortgage-backed securities	106,167	(1,121)	2,977	(9)	109,144	(1,130)
Corporate securities	4,810	(190)	—	—	4,810	(190)
Municipals	10,817	(209)	—	—	10,817	(209)
Equity securities	7,399	(107)	—	—	7,399	(107)

	$154,189	$(1,631)	$2,977	$(9)	$157,166	$(1,640)

At December 31, 2009, the number of investment positions in this unrealized loss position totals 5. We do not believe these unrealized losses are “other than temporary” as (1) we do not have the intent to sell any of the securities in the table above; and (2) it is not probable that we will be unable to collect the amounts contractually due. The unrealized losses noted are interest rate related, and losses have decreased as rates have decreased in 2008 and 2009. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income (loss), net. We had comprehensive income of $28.4 million for the year ended December 31, 2009 and comprehensive income of $27.0 million for the year ended December 31, 2008. Comprehensive income during the year ended December 31, 2009 included a net after-tax gain of $4.3 million, and comprehensive income during the year ended December 31, 2008 included a net after-tax gain of $2.7 million due to changes in the net unrealized gains/losses on securities available-for-sale.

3.	Loans and Allowance for Loan Losses

Loans held for investment are summarized by category as follows (in thousands):

	December 31
	2009	2008

Commercial	$2,457,533	$2,276,054
Construction	669,426	667,437
Real estate	1,233,701	988,784
Consumer	25,065	32,671
Equipment leases	99,129	86,937

Gross loans held for investment	4,484,854	4,051,883
Deferred income (net of direct origination costs)	(27,561)	(24,012)
Allowance for loan losses	(67,931)	(45,365)

Total loans held for investment, net	$4,389,362	$3,982,506

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

The changes in the allowance for loan losses are summarized as follows (in thousands):

	Year Ended December 31
	2009	2008	2007

Balance, beginning of year	$45,365	$31,686	$20,063
Provision for loan losses	42,022	26,415	13,805
Loans charged off	(19,728)	(13,634)	(2,970)
Recoveries	272	898	788

Balance, end of year	$67,931	$45,365	$31,686

The change in the allowance for off-balance sheet credit losses is summarized as follows (in thousands):

	Year Ended December 31
	2009	2008	2007

Balance, beginning of year	$1,470	$1,135	$940
Provision for off-balance sheet credit losses	1,478	335	195

Balance, end of year	$2,948	$1,470	$1,135

Total provision for credit losses	$43,500	$26,750	$14,000

During the normal course of business, the Company and subsidiary may enter into transactions with related parties, including their officers, employees, directors, significant stockholders and their related affiliates. It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. Loans to related parties, including officers and directors, were approximately $14,158,000 and $15,295,000 at December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, total advances were approximately $10,314,000 and $27,807,000 and total paydowns were $11,451,000 and $27,594,000, respectively.

4.	OREO and Valuation Allowance for Losses on OREO

The table below presents a summary of the activity related to OREO (in thousands):

	Year Ended December 31
	2009	2008	2007

Beginning balance	$25,904	$2,671	$882
Additions	23,466	28,835	2,582
Sales	(14,265)	(5,602)	(793)
Valuation allowance for OREO	(6,619)	—	—
Direct write-downs	(1,222)	—	—

Ending balance	$27,264	$25,904	$2,671

5.	Goodwill and Other Intangible Assets

In November 2009, we acquired another premium finance company and recorded a total intangible asset of $2.3 million. Of this total, $224,000 was allocated to goodwill, $1.9 million to customer relationships and $162,000 to trade name. The $1.9 million customer relationship intangible will be amortized over 15 years and the $162,000 intangible related to the trade name will be amortized over 5 years.

Goodwill and other intangible assets at December 31, 2009 and December 31, 2008 are summarized as follows (in thousands):

	Gross Goodwill and
	Intangible	Accumulated	Net Goodwill and
	Assets	Amortization	Intangible Assets

December 31, 2009
Goodwill	$7,225	$(374)	$6,851
Intangible assets — customer relationships and trademarks	3,705	(750)	2,955

	$10,930	$(1,124)	$9,806

December 31, 2008
Goodwill	$7,001	$(374)	$6,627
Intangible assets — customer relationships and trademarks	1,622	(560)	1,062

	$8,623	$(934)	$7,689

Amortization expense related to intangible assets totaled $189,000 in 2009 and $162,000 in 2008 and 2007. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2009 is as follows:

2010	$323
2011	323
2012	323
2013	323
2014	317
Thereafter	1,346

$2,955

6.	Premises and Equipment

Premises and equipment at December 31, 2009 and 2008 are summarized as follows (in thousands):

	December 31
	2009	2008

Premises	$9,765	$6,504
Furniture and equipment	20,235	19,024

	30,000	25,528
Accumulated depreciation	(18,811)	(16,061)

Total premises and equipment, net	$11,189	$9,467

Depreciation expense for the above premises and equipment was approximately $3,311,000, $2,837,000 and $2,150,000 in 2009, 2008 and 2007, respectively.

7.	Deposits

The scheduled maturities of interest bearing time deposits are as follows at December 31, 2009 (in thousands):

2010	$1,321,738
2011	19,545
2012	5,070
2013	351
2014	9,500
2015 and after	100

$1,356,304

At December 31, 2009 and 2008, the Bank had approximately $35,900,000 and $35,500,000, respectively, in deposits from related parties, including directors, stockholders, and their related affiliates on terms similar to those from third parties.

At December 31, 2009 and 2008, interest bearing time deposits, including deposits in foreign branches, of $100,000 or more were approximately $1,293,883,000 and $1,659,289,000, respectively.

8.	Borrowing Arrangements

The following table summarizes our borrowings at December 31, 2009, 2008 and 2007 (in thousands):

	2009		2008		2007
	Balance	Rate(4)	Balance	Rate(4)	Balance	Rate(4)

Federal funds purchased	$580,519	.33%	$350,155	.47%	$344,813	4.29%
Customer repurchase agreements(1)	25,070	.10%	77,732	.05%	7,148	3.30%
Treasury, tax and loan notes(2)	5,940	.00%	2,720	.00%	6,890	4.00%
FHLB borrowings(3)	325,000	.11%	800,000	.71%	400,000	4.18%
Other short-term borrowings	—	—	10,000	1.19%	25,000	5.82%
Long-term borrowings	—	—	40,000	1.19%	—	—
TLGP borrowings	20,500	.84%	—	—	—	—
Trust preferred subordinated debentures	113,406	3.19%	113,406	4.40%	113,406	6.77%

Total borrowings	$1,070,435		$1,394,013		$897,257

Maximum outstanding at any month end	$1,753,181		$1,280,606		$783,851

(1)	Securities pledged for customer repurchase agreements were $36.0 million, $88.2 million and $24.4 million at December 31, 2009, 2008 and 2007, respectively.

(2)	Securities pledged for treasury, tax and loans notes were $11.3 million, $13.0 million and $7.1 million at December 31, 2009, 2008 and 2007, respectively.

(3)	FHLB borrowings are collateralized by a blanket floating lien based on real estate loans and also certain pledged securities.

(4)	Interest rate as of period end.

The following table summarizes our other borrowing capacities in addition to balances outstanding at December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007

FHLB borrowing capacity relating to loans	$1,382,682	$139,000	$205,900
FHLB borrowing capacity relating to securities	57,101	62,420	231,000

Total FHLB borrowing capacity	$1,439,783	$204,120	$436,900

Unused federal funds lines available from commercial banks	$736,560	$573,500	$458,000

On September 27, 2007, we entered into a Credit Agreement with KeyBank National Association. This Credit Agreement permits revolving borrowings of up to $50 million and matured on September 24, 2008. At our option, the unpaid principal balance on the Credit Agreement as of September 24, 2008 was converted into a two-year term loan, which will accrue interest at the same rate(s) as the revolving loans existing on such date. The Credit Agreement permits multiple borrowings that may bear interest at the prime rate minus 1.25% or the LIBOR plus 1% at our election. The Credit Agreement is unsecured and proceeds may be used for general corporate purposes. The Credit Agreement contains customary financial covenants and restrictions. At December 31, 2008, we had drawn $50.0 million, $10.0 million of which matured in 2009 and was included in other short-term borrowings at December 31, 2008. The remaining $40.0 million matured in September of 2010 and was, therefore, included in long-term borrowings. The entire note was paid in full in March of 2009.

The scheduled maturities of our borrowings at December 31, 2009, were as follows (in thousands):

		After One	After Three
	Within One	But Within	But Within	After Five
	Year	Three Years	Five Years	Years	Total

Federal funds purchased(1)	$580,519	$—	$—	$—	$580,519
Customer repurchase agreements(1)	25,070	—	—	—	25,070
Treasury, tax and loan notes(1)	5,940	—	—	—	5,940
FHLB borrowings(1)	325,000	—	—	—	325,000
TLGP borrowings(1)	20,500	—	—	—	20,500
Trust preferred subordinated debentures(1)	—	—	—	113,406	113,406

Total borrowings	$957,029	$—	$—	$113,406	$1,070,435

(1)	Excludes interest.

9.	Trust Preferred Subordinated Debentures

From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued fixed and/or floating rate Capital Securities in various private offerings totaling $113.4 million.

As of December 31, 2008, the details of the trust preferred subordinated debentures are summarized below (in thousands):

	Texas	Texas	Texas	Texas	Texas
	Capital	Capital	Capital	Capital	Capital
	Bancshares	Bancshares	Bancshares	Bancshares	Bancshares
	Statutory	Statutory	Statutory	Statutory	Statutory
	Trust I	Trust II	Trust III	Trust IV	Trust V

Date issued	November 19, 2002	April 10, 2003	October 6, 2005	April 28, 2006	September 29, 2006
Capital securities issued	$10,310	$10,310	$25,774	$25,774	$41,238
Floating or fixed rate securities	Floating	Floating	Fixed/Floating(1)	Floating	Floating
Interest rate on	3 month LIBOR +	3 month LIBOR +		3 month LIBOR +	3 month LIBOR +
subordinated debentures	3.35%	3.25%	3 month LIBOR + 1.51%	1.60%	1.71%
Maturity date	November 2032	April 2033	December 2035	June 2036	September 2036

(1)	Interest rate is a fixed rate of 6.19% for five years through December 15, 2010, and a floating rate of interest for the remaining 25 years that resets quarterly to 1.51% above the three-month LIBOR.

After deducting underwriter’s compensation and other expenses of each offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on all subordinated debentures are deductible for federal income tax purposes.

10.	Income Taxes

We have a gross deferred tax asset of $40.1 million at December 31, 2009, which relates primarily to our allowance for loan losses, loan origination fees and stock compensation. Management believes it is more likely than not that all of the deferred tax assets will be realized. Our net deferred tax asset is included in other assets in the consolidated balance sheet.

At December 31, 2008, we had a gross deferred tax asset of $26.7 million, which related primarily to our allowance for loan losses, loan origination fees and stock compensation.

Income tax expense/(benefit) consists of the following for the years ended (in thousands):

	Year Ended December 31
	2009	2008	2007

Current:
Federal	$20,955	$17,349	$18,643
State	219	221	269

Total	$21,174	$17,570	$18,912

Deferred:
Federal	$(8,774)	$(4,971)	$(3,508)
State	—	—	—

Total	$(8,774)	$(4,971)	$(3,508)

Total expense:
Federal	$12,181	$12,378	$15,135
State	219	221	269

Total	$12,400	$12,599	$15,404

The following table shows the breakdown of total income tax expense for continuing operations and discontinued operations for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007

Total expense:
From continuing operations	$12,522	$12,924	$16,420
From discontinued operations	(122)	(325)	(1,016)

Total	$12,400	$12,599	$15,404

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31
	2009	2008

Deferred tax assets:
Allowance for credit losses	$25,111	$16,602
Organizational costs/intangibles	254	238
Loan origination fees	3,970	3,545
Stock compensation	4,412	3,235
Depreciation	—	385
Mark to market on mortgage loans	547	561
Reserve for potential mortgage loan repurchases	446	818
Non-accrual interest	2,174	1,219
OREO valuation allowance	2,764	—
Other	421	107

	40,099	26,710
Deferred tax liabilities:
Loan origination costs	(871)	(909)
FHLB stock dividends	(678)	(675)
Leases	(15,375)	(10,982)
Depreciation	(540)	—
Unrealized gain on securities	(3,319)	(1,006)
Other	(28)	(28)

	(20,811)	(13,600)

Net deferred tax asset	$19,288	$13,110

We adopted the provisions of ASC 740-10, Income Taxes — Accounting for Uncertainties in Income Taxes (“ASC 740-10”), effective January 1, 2007. ASC 740-10 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740-10 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption and subsequent application of ASC 740-10 did not have a significant impact on our financial statements.

We file income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006.

The reconciliation of income attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

	Year Ended December 31
	2009	2008	2007

Tax at U.S. statutory rate	35%	35%	35%
State taxes	1%	1%	1%
Non-deductible expenses	1%	1%	1%
Non-taxable income	(3)%	(3)%	(2)%
Other	—	—	(1)%

Total	34%	34%	34%

11.	Employee Benefits

We have a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan permits our employees to defer a portion of their compensation. Matching contributions may be made in amounts and at times determined by the Company. We contributed approximately $627,000, $588,000 and $323,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Employees are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options.

During 2000, we implemented an Employee Stock Purchase Plan (ESPP). Employees are eligible for the plan when they have met certain requirements concerning period of credited service and minimum hours worked. Eligible employees may contribute a minimum of 1% to a maximum of 10% of eligible compensation up to the Section 423 of the Internal Revenue Code limit of $25,000. During January 2006, a plan (“2006 ESPP”) was adopted that allocated 400,000 shares to the plan. The 2006 Employee Stock Purchase Plan was approved by stockholders at the 2006 annual meeting. As of December 31, 2009, 2008 and 2007, 53,281, 37,556 and 23,930 shares had been purchased on behalf of the employees under the 2006 ESPP.

As of December 31, 2009, we have two stock option plans, the 1999 Stock Omnibus Plan (“1999 Plan”) and the 2005 Long-Term Incentive Plan (“2005 Plan”). The 1999 Plan is no longer available for grants of equity based compensation; however, options to purchase shares previously issued under the plan will remain outstanding and be subject to administration by our board of directors. Under the 2005 Plan, equity-based compensation grants were made by the board of directors, or its designated committee. Grants under the 2005 Plan are subject to vesting requirements. Under the 2005 Plan, we may grant, among other things, nonqualified stock options, incentive stock options, restricted stock units (“RSUs”), stock appreciation rights, or any combination thereof. The 2005 Plan includes grants for employees and directors. Totals shares authorized under the plan for awards is 1,500,000. Total shares which may be issued under the 2005 Plan at December 31, 2009, 2008 and 2007 were 216,694, 442,505 and 510,749, respectively.

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

The fair value of the options and stock appreciation rights were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2009	2008	2007

Risk-free rate	2.23%	3.04%	4.33%
Dividend yield	0.00	0.00	0.00
Market price volatility factor	.423	.323	.298
Weighted-average expected life of options	5 years	5 years	5 years

Market price volatility and expected life of options is based on historical data and other factors.

A summary of our stock option activity and related information for 2009, 2008 and 2007 is as follows (in thousands, except per share data):

	December 31, 2009		December 31, 2008		December 31, 2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	1,460,461	$11.54	1,983,352	$10.63	2,308,103	$10.51
Options granted	—	—	—	—	—	—
Options exercised	(226,485)	7.69	(496,051)	7.55	(239,751)	7.99
Options forfeited	(66,240)	15.35	(26,840)	17.95	(85,000)	15.45

Options outstanding at year-end	1,167,736	$12.07	1,460,461	$11.54	1,983,352	$10.63

Options vested and exercisable at year-end	1,131,486	$11.76	1,337,461	$10.79	1,600,431	$9.52
Intrinsic value of options vested and exercisable	$2,490,378		$3,433,347		$13,971,000
Weighted average remaining contractual life of options vested and exercisable		3.52		4.13		4.33
Fair value of shares vested during year	$245,422		$492,638		$969,187
Intrinsic value of options exercised	$1,608,048		$4,551,326		$3,325,000
Weighted average remaining contractual life of options currently outstanding in years:		3.58		4.29		4.73

We expensed approximately $629,000, $1,152,000 and $1,401,000 in 2009, 2008 and 2007, respectively, related to stock option awards. Expenses are calculated utilizing the straight-line method. No stock options were granted in 2009.

In connection with the 2005 Long-term Incentive Plan, stock appreciation rights were issued in 2009, 2008 and 2007. These rights are service-based and generally vest over a period of five years. Of the SARs granted in 2006, 300,312 were Performance Stock Appreciation Rights (PSARs) which were cancelled on December 31, 2008 as company performance targets were not met.

	December 31,2009		December 31, 2008		December 31, 2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise	SARs/	Exercise	SARs/	Exercise
	SARs	Price	PSARs	Price	PSARs	Price

SARs outstanding at beginning of year	1,007,579	$16.66	1,203,087	$18.24	1,083,054	$21.56
SARs granted	246,500	14.93	142,000	17.46	186,000	21.39
SARs exercised	—	—	—	—	—	—
SARs forfeited	(47,341)	20.51	(337,508)	22.62	(65,967)	21.27

SARs outstanding at year-end	1,206,738	$16.16	1,007,579	$16.66	1,203,087	$18.24

SARs vested at year-end	491,254	$20.92	315,293	$21.14	207,617	$21.72
Weighted average remaining contractual life of SARs vested		6.85		7.73		8.51
Compensation expense	$1,709,000		$1,127,000		$1,275,000
Weighted average fair value of SARs granted during 2009, 2008 and 2007		$5.93		$5.93		$7.36
Fair value of shares vested during the year	$1,278,207		$1,255,341		$1,389,543
Weighted average remaining contractual life of SARs currently outstanding in years		5.61		6.73		8.71

As of December 31, 2009, 2008 and 2007, the intrinsic value of SARs vested was negative as the December 31, 2009, 2008 and 2007 market prices were lower than the grant price of the SARs.

The following table summarizes the status of and changes in our nonvested restricted stock units (in thousands, except per share data):

	Non-Vested Stock Awards Outstanding
		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Balance, January 1, 2007	411,568	$20.52
Granted	205,550	19.90
Vested and issued	(87,503)	20.49
Forfeited	(3,365)	22.65
Cancelled	—	—

Balance, December 31, 2007	526,200	20.27
Granted	205,150	18.00
Vested and issued	(91,354)	20.51
Forfeited	(13,748)	20.23
Cancelled	—	—

Balance, December 31, 2008	626,248	19.49
Granted	257,210	12.81
Vested and issued	(134,570)	19.59
Forfeited	(34,489)	19.98
Cancelled	—	—

Balance, December 31, 2009	714,399	$17.04

The RSUs granted during 2009, 2008 and 2007 generally vest over four to five years. Compensation cost for restricted stock units was $3,623,000, $2,434,000 and $2,084,000 for years ended December 31, 2009, 2008 and

2007, respectively. The weighted average remaining contractual life of RSUs currently outstanding is 2.94 years.

Total compensation cost for all share-based arrangements, net of taxes, was $3,904,000, $3,063,000 and $3,119,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Unrecognized stock-based compensation expense related to unvested options issued prior to adoption of ASC 718 is $219,000, pre-tax. The weighted average period over which this unrecognized expense is expected to be recognized was 1.0 years. Unrecognized stock-based compensation expense related to SAR grants issued during 2007, 2008 and 2009 is $4.4 million. At December 31, 2009, the weighted average period over which this unrecognized expense is expected to be recognized was 2.0 years. Unrecognized stock-based compensation expense related to RSU grants during 2007, 2008 and 2009 is $9.5 million. At December 31, 2009, the weighted average period over which this unrecognized expense is expected to be recognized was 1.9 years.

Cash flows from financing activities included $213,000, $4,527,000 and $3,325,000 in cash inflows from excess tax benefits related to stock compensation in 2009, 2008 and 2007, respectively. The tax benefit realized from stock options exercised is $75,000 $1,584,000 and $1,164,000 in 2009, 2008 and 2007, respectively.

Upon share option exercise, new shares are issued as opposed to treasury shares.

In 1999, we entered into a deferred compensation agreement with one of our executive officers. The agreement allows the employee to elect to defer up to 100% of his compensation on an annual basis. All deferred compensation is invested in the Company’s common stock held in a rabbi trust. The stock is held in the name of the trustee, and the principal and earnings of the trust are held separate and apart from other funds of the Company, and are used exclusively for the uses and purposes of the deferred compensation agreement. The accounts of the trust have been consolidated with the accounts of the Company. During 2009, under the terms of the agreement, the stock was released from the trust and issued to the executive.

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

At December 31, 2009 and 2008, commitments to extend credit and standby and commercial letters of credit were as follows (in thousands):

	December 31
	2009	2008

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,143,427	$1,404,964
Standby and commercial letters of credit	66,385	70,103

13.	Regulatory Restrictions

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of December 31, 2009 and 2008. As of June 30, 2009, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action and continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(in thousands except percentage data)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009:
Total capital (to risk-weighted assets):
Company	$642,371	11.98%	$429,102	8.00%	N/A	N/A
Bank	555,635	10.36%	429,012	8.00%	$536,265	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$575,338	10.73%	$214,551	4.00%	N/A	N/A
Bank	488,602	9.11%	214,506	4.00%	$321,759	6.00%
Tier 1 capital (to average assets):
Company	$575,338	10.54%	$218,381	4.00%	N/A	N/A
Bank	488,602	8.95%	218,336	4.00%	$272,920	5.00%
As of December 31, 2008:
Total capital (to risk-weighted assets):
Company	$533,781	10.92%	$390,890	8.00%	N/A	N/A
Bank	502,693	10.29%	390,799	8.00%	$488,498	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$486,946	9.97%	$195,445	4.00%	N/A	N/A
Bank	455,858	9.33%	195,399	4.00%	$293,099	6.00%
Tier 1 capital (to average assets):
Company	$486,946	10.21%	$190,782	4.00%	N/A	N/A
Bank	455,858	9.56%	190,736	4.00%	$238,420	5.00%

Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. No dividends were declared or paid on common stock during 2009, 2008 or 2007.

The required balance at the Federal Reserve at December 31, 2009 and 2008 was approximately $9,595,000 and $13,137,000, respectively.

14.	Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (in thousands except share data):

	Year Ended December
	2009	2008	2007

Numerator:
Net income from continuing operations	$24,387	$24,882	$31,353
Preferred stock dividends	5,383	—	—

Net income from continuing operations available to common shareholders	19,004	24,882	31,353
Loss from discontinued operations	(235)	(616)	(1,931)

Net income	$18,769	$24,266	$29,422

Denominator:
Denominator for basic earnings per share-weighted average shares	34,113,285	27,952,973	26,187,084
Effect of employee stock options(1)	278,882	95,490	491,487
Effect of warrants to purchase common stock	18,287	—	—
Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	34,410,454	28,048,463	26,678,571

Basic earning per share from continuing operations	$.56	$.89	$1.20

Basic earning per share	$.55	$.87	$1.12

Diluted earnings per share from continuing operations	$.55	$.89	$1.18

Diluted earnings per share	$.55	$.87	$1.10

(1)	Stock options outstanding of 1,669,686, 1,761,281 and 944,170 in 2009, 2008 and 2007, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the average market price of the Company’s common stock.

15.	Fair Value Disclosures

Effective January 1, 2008, we adopted ASC 820, which defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of ASC 820 did not have an impact on our financial statements except for the expanded disclosures noted below.

We determine the fair market values of our financial instruments based on the fair value hierarchy. The standard describes three levels of inputs that may be used to measure fair value as provided below.

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include U.S. Treasuries that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include U.S. government and agency mortgage-backed debt securities, corporate securities, municipal bonds, and Community Reinvestment Act funds. This category includes derivative assets and liabilities where values are based on internal cash flow models supported by market data inputs

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation. This category also includes impaired loans and OREO where collateral values have been based on third party appraisals; however, due to current economic conditions, comparative sales data typically used in appraisals may be unavailable or more subjective due to lack of market activity. Additionally, this category includes certain mortgage loans that were transferred from loans held for sale to loans held for investment at a lower of cost or fair value.

Assets and liabilities measured at fair value at December 31, 2009 are as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3

Available for sale securities:(1)
Mortgage-backed securities	$—	$209,987	$—
Corporate securities	—	4,683	—
Municipals	—	43,826	—
Other	—	7,632	—
Loans (2)(4)	—	—	64,921
OREO (3)(4)	—	—	27,264
Derivative asset	—	1,837	—
Derivative liability	—	(1,837)	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Includes certain mortgage loans that have been transferred to loans held for investment from loans held for sale at the lower of cost or market. Also, includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(3)	OREO is transferred from loans to OREO at fair value less selling costs.

(4)	Fair value of loans and OREO is measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions

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

Loans During the year ended December 31, 2009, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. The $64.9 million total above includes impaired loans at December 31, 2009 with a carrying value of $77.5 million that were reduced by specific valuation allowance allocations totaling $18.4 for a total reported fair value of $59.1 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity. Also included in this total are $6.8 million in mortgage warehouse loans that were reduced by specific valuation allowance allocations totaling $1.0 million, for a total reported fair value of $5.8 million. Certain mortgage loans that are transferred from loans held for sale to loans held for investment are valued based on third party broker pricing. As the dollar amount and number of loans being valued is very small, a comprehensive market analysis is not obtained or considered necessary. Instead, we conduct a general polling of one or more mortgage brokers for indications of general market prices for the types of mortgage loans being valued, and we consider values based on recent experience in selling loans of like terms and comparable quality. The total also includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral based on a third party real estate appraisal.

OREO Certain foreclosed assets, upon initial recognition, were valued based on third party appraisals. At December 31, 2009, OREO with a carrying value of $33.9 million was reduced by specific valuation allowance allocations totaling $6.6 million for a total reported fair value of $27.3 million based on valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.

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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$125,439	$125,439	$82,027	$82,027
Securities, available-for-sale	266,128	266,128	378,752	378,752
Loans held for sale	693,504	693,504	496,351	496,351
Loans held for sale from discontinued operations	586	586	648	648
Loans held for investment, net	4,389,362	4,542,572	3,982,506	3,996,738
Derivative asset	1,837	1,837	2,767	2,767
Deposits	4,120,725	4,121,993	3,333,187	3,337,887
Federal funds purchased	580,519	580,519	350,155	350,155
Borrowings	376,510	376,510	930,452	930,452
Trust preferred subordinated debentures	113,406	113,876	113,406	114,157
Derivative liability	1,837	1,837	2,767	2,767

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

Loans, net

For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are generally based on carrying values. The fair value for all other loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value. The carrying amount of loans held for sale approximates fair value.

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

We lease various premises under operating leases with various expiration dates. Rent expense incurred under operating leases amounted to approximately $6,968,000, $4,981,000 and $4,874,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Minimum future lease payments under operating leases are as follows (in thousands):

Minimum
Year Ending December 31,	Payments

2010	$7,605
2011	7,550
2012	7,573
2013	7,294
2014	7,054
2015 and thereafter	45,915

$82,991

17.	Parent Company Only

Summarized financial information for Texas Capital Bancshares, Inc. — Parent Company Only follows (in thousands):

	December 31
Balance Sheets	2009	2008

Assets
Cash and cash equivalents	$80,033	$74,873
Investment in subsidiaries	507,930	469,391
Other assets	7,363	7,352
Total assets	$595,326	$551,616

Liabilities and Stockholders’ Equity
Other liabilities	$460	$1,037
Other short-term borrowings	—	10,000
Long-term borrowings	—	40,000
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	113,866	164,443
Common stock	359	310
Additional paid-in capital	326,224	255,051
Retained earnings	148,720	129,951
Treasury stock	(8)	(8)
Accumulated other comprehensive income	6,165	1,869
Total stockholders’ equity	481,460	387,173

Total liabilities and stockholders’ equity	$595,326	$551,616

Statements of Earnings

	Year Ended December 31
(In thousands)	2009	2008	2007

Dividend income	$127	$193	$245
Other income	441	125	125
Total income	568	318	370
Interest expense	4,353	7,662	8,387
Salaries and employee benefits	669	501	455
Legal and professional	1,425	1,597	1,218
Other non-interest expense	392	329	382

Total expense	6,839	10,089	10,442

Loss before income taxes and equity in undistributed income of subsidiary	(6,271)	(9,771)	(10,072)
Income tax benefit	(2,139)	(3,375)	(3,463)
Loss before equity in undistributed income of subsidiary	(4,132)	(6,396)	(6,609)

Equity in undistributed income of subsidiary	28,284	30,662	36,031

Net income	$24,152	$24,266	$29,422

Statements of Cash Flows

	Year Ended December 31
(in thousands)	2009	2008	2007

Operating Activities
Net income	$24,152	$24,266	$29,422
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(28,284)	(30,662)	(36,031)
Increase in other assets	(11)	(657)	(114)
Tax benefit from stock option exercises	75	1,584	1,164
Excess tax benefits from stock-based compensation arrangements	(213)	(4,527)	(3,325)
Increase (decrease) in other liabilities	(577)	320	(45)

Net cash used in operating activities of continuing operations	(4,858)	(9,676)	(8,929)
Investing Activity
Investment in subsidiaries	—	(25,000)	(30,000)
Net cash used in investing activity	—	(25,000)	(30,000)
Financing Activities
Sale of common stock	61,024	58,662	1,932
Proceeds from issuance of preferred stock and related warrants	75,000	—	—
Repurchase of preferred stock	(75,000)	—	—
Preferred dividends paid	(1,219)	—	—
Net other borrowings	(50,000)	25,000	25,000
Excess tax benefits from stock-based compensation arrangements	213	4,527	3,325
Purchase of treasury stock	—	—	(8)
Net cash provided by financing activities	10,018	88,189	30,249

Net increase (decrease) in cash and cash equivalents	5,160	53,513	(8,680)

Cash and cash equivalents at beginning of year	74,873	21,360	30,040

Cash and cash equivalents at end of year	$80,033	$74,873	$21,360

18.	Related Party Transactions

See Notes 3 and 7 for a description of loans and deposits with related parties.

19.	Sale of Discontinued Operation — Residential Mortgage Lending and TexCap Insurance Services

Subsequent to the end of the first quarter of 2007, Texas Capital Bank and the purchaser of its residential mortgage loan division (RML) agreed to terminate and settle the contractual arrangements related to the sale of the division, which had been completed as of the end of the third quarter of 2006. Historical operating results of RML are reflected as discontinued operations in the financial statement.

During 2009, the loss from discontinued operations from RML was $235,000, net of taxes. The 2009 losses are primarily related to continuing legal and salary expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $586,000 in loans held for sale from discontinued operations that are carried at estimated market value at December 31, 2009, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of December 31, 2009 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.

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

The results of operations of the discontinued components are presented separately in the accompanying consolidated statements of income for 2009, 2008 and 2007, net of tax, following income from continuing operations. Details are presented in the following tables (in thousands):

	Year Ended December 31, 2009
	RML	TexCap	Total

Revenues	$64	$—	$64
Expenses	421	—	421
Income (loss) before income taxes	(357)	—	(357)
Income tax expense (benefit)	(122)	—	(122)

Income (loss) from discontinued operations	$(235)	$—	$(235)

	Year Ended December 31, 2008
	RML	TexCap	Total

Revenues	$105	$—	$105
Expenses	1,046	—	1,046
Income (loss) before income taxes	(941)	—	(941)
Income tax expense (benefit)	$(325)	$—	$(325)

Income (loss) from discontinued operations	$(616)	$—	$(616)

	Year Ended December 31, 2007
	RML	TexCap	Total

Revenues	$(369)	$424	$55
Expenses	3,645	1,018	4,663
Gain on disposal	—	1,662	1,662
Income (loss) before income taxes	(4,014)	1,068	(2,946)
Income tax expense (benefit)	(1,379)	364	(1,015)

Income (loss) from discontinued operations	$(2,635)	$704	$(1,931)

20.	Derivative Financial Instruments

The fair value of derivative positions outstanding is included in other assets and other liabilities in the accompanying consolidated balance sheets.

During 2009 and 2008, we entered into certain interest rate derivative positions that are not designated as hedging instruments. These derivative positions relate to transactions in which we enter into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations.

The notional amounts and estimated fair values of interest rate derivative positions outstanding at December 31, 2009 presented in the following table (in thousands):

	Notional Amount	Estimated Fair Value

Non-hedging interest rate derivative:
Commercial loan/lease interest rate swaps	$159,183	$1,837
Commercial loan/lease interest rate swaps	(159,183)	(1,837)

The weighted-average receive and pay interest rates for interest rate swaps outstanding at December 31, 2009 were as follows:

	Weighted-Average
	Interest Rate Received	Interest Rate Paid

Non-hedging interest rate swaps	4.75%	1.88%

Our credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, relating to interest rate swaps was approximately $1.8 million at December 31, 2009, all of which relates to bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values.

21.	Subsequent Event

On January 27, 2010, we announced that we have entered into an Equity Distribution Agreement with Morgan Stanley & Co. Incorporated, pursuant to which we may, from time to time, offer and sell shares of our common stock, having aggregate gross sales proceeds of up to $40,000,000. Sales of the shares are being made by means of brokers’ transactions on or through the NASDAQ Global Select Market at market prices prevailing at the time of the sale or as otherwise agreed to by the Company and Morgan Stanley. As of February 17, 2010 we have sold 271,973 shares at an average price of $16.88. Net proceeds on the sales are approximately $4.5 million, after payment of a 1% sales commission paid to Morgan Stanley, and are being used for general corporate purposes. In addition to the 1% sales commission, we paid Morgan Stanley a $400,000 program fee.

22.	New Accounting Standards

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

FASB ASC 810 Consolidation (“ASC 810”) became effective for us on January 1, 2009, and was amended to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC 810 will be effective January 1, 2010 and is not expected to have a significant impact on our financial statements.

FASB ASC 860 Transfers and Servicing (“ASC 860”) was amended to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC 860 will be effective January 1, 2010 and is not expected to have a significant impact on our financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We have established and maintain disclosure controls and other procedures that are designed to ensure that material information relating to us and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. For the period covered in this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

The Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Texas Capital Bancshares, Inc.

We have audited Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Texas Capital Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Texas Capital Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Texas Capital Bancshares, Inc. and our report dated February 18, 2010 expressed an unqualified opinion thereon.

Dallas, Texas
February 18, 2010

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 18, 2010, which proxy materials will be filed with the SEC no later than April 8, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 18, 2010, which proxy materials will be filed with the SEC no later than April 8, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 18, 2010, which proxy materials will be filed with the SEC no later than April 8, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 18, 2010, which proxy materials will be filed with the SEC no later than April 8, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 18, 2010, which proxy materials will be filed with the SEC no later than April 8, 2010.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

(1) All financial statements

Independent Registered Public Accounting Firms’ Report of Ernst & Young LLP

(2) All financial statements required by Item 8

Independent Registered Public Accounting Firms’ Report of Ernst & Young LLP

(3)	Exhibits

2.1	Agreement and Plan to Consolidate Texas Capital Bank with and into Resource Bank, National Association and under the Title of “Texas Capital Bank, National Association,” which is incorporated by reference to Exhibit 2.1 to our registration statement on Form 10 dated August 24, 2001
2.2	Amendment to Agreement and Plan to Consolidate, which is incorporated by reference to Exhibit 2.2 to our registration statement on Form 10 dated August 24, 2001
3.1	Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1 to our registration statement on Form 10 dated August 24, 2001
3.2	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.2 to our registration statement on Form 10 dated August 24, 2001
3.3	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.3 to our registration statement on Form 10 dated August 24, 2001
3.4	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.4 to our registration statement on Form 10 dated August 24, 2001

3.5	Amended and Restated Bylaws of Texas Capital Bancshares, Inc. which is incorporated by reference to Exhibit 3.5 to our registration statement on Form 10 dated August 24 ,2001
3.6	First Amendment to Amended and Restated Bylaws of Texas Capital Bancshares, Inc. which is incorporated by reference to Current Report on Form 8-K dated July 18, 2007
4.1	Texas Capital Bancshares, Inc. 1999 Omnibus Stock Plan, which is incorporated by reference to Exhibit 4.1 to our registration statement on Form 10 dated August 24, 2001+
4.2	Texas Capital Bancshares, Inc. 2006 Employee Stock Purchase Plan, which is incorporated by reference to our registration statement on Form S-8 dated February 3, 2006+
4.3	Texas Capital Bancshares, Inc. 2005 Long-Term Incentive Plan, which is incorporated by reference to our registration statement on Form S-8 dated June 3, 2005+
4.4	Placement Agreement by and between Texas Capital Bancshares Statutory Trust I and SunTrust Capital Markets, Inc., which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.5	Certificate of Trust of Texas Capital Bancshares Statutory Trust I, dated November 12, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.6	Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, Texas Capital Bancshares, Inc. and Joseph M. Grant, Raleigh Hortenstine III and Gregory B. Hultgren, dated November 19, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.7	Indenture dated November 19, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.8	Guarantee Agreement between Texas Capital Bancshares, Inc. and State Street Bank and Trust of Connecticut, National Association dated November 19, 2002, which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.9	Placement Agreement by and among Texas Capital Bancshares, Inc., Texas Capital Statutory Trust II and Sandler O’Neill & Partners, L.P., which is incorporated by reference to our Current Report Form 8-K dated June 11, 2003
4.10	Certificate of Trust of Texas Capital Statutory Trust II, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.11	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, Texas Capital Bancshares, Inc., and Joseph M. Grant and Gregory B. Hultgren, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.12	Indenture between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.13	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.14	Amended and Restated Declaration of Trust for Texas Capital Statutory Trust III by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Texas Capital Bancshares, Inc. as Sponsor, and the Administrators named therein, dated as of October 6, 2005, which is incorporated by reference to our Current Report on Form 8-K dated October 13, 2005
4.15	Indenture between Texas Capital Bancshares, Inc., as Issuer, and Wilmington Trust Company, as Trustee, for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, dated as of October 6, 2005, which is incorporated by reference to our Current Report on Form 8-K dated October 13, 2005
4.16	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of October 6, 2005, which is incorporated by reference to our Current Report on Form 8-K dated October 13, 2005
4.17	Amended and Restated Declaration of Trust for Texas Capital Statutory Trust IV by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Texas Capital Bancshares, Inc. as Sponsor, and the Administrators named therein, dated as of April 28, 2006, which is incorporated by reference to our Current Report on Form 8-K dated May 3, 2006

4.18	Indenture between Texas Capital Bancshares, Inc., as Issuer, and Wilmington Trust Company, as Trustee, for Floating Rate Junior Subordinated Deferrable Interest Debentures dated as of April 28, 2006, which is incorporated by reference to our Current Report on Form 8-K dated May 3, 2006
4.19	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of April 28, 2006, which is incorporated by reference to our Current Report on Form 8-K dated May 3, 2006
4.20	Amended and Restated Trust Agreement for Texas Capital Statutory Trust V by and among Wilmington Trust Company, as Property Trustee and Delaware Trustee, Texas Capital Bancshares, Inc., as Depositor, and the Administrative Trustees named therein, dated as of September 29, 2006, which is incorporated by reference to our Current Report on Form 8-K dated October 5, 2006
4.21	Junior Subordinated Indenture between Texas Capital Bancshares, Inc. and Wilmington Trust Company, as Trustee, for Floating Rate Junior Subordinated Note dated as of September 29, 2006, which is incorporated by reference to our Current Report on Form 8-K dated October 5, 2006
4.22	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of September 29, 2006, which is incorporated by reference to our Current Report on Form 8-K dated October 5, 2006
10.1	Deferred Compensation Agreement, which is incorporated by reference to Exhibit 10.2 to our registration statement on Form 10-K dated August 24, 2001+
10.2	Amended and Restated Deferred Compensation Agreement Irrevocable Trust dated as of November 2, 2004, by and between Texas Capital Bancshares, Inc. and Texas Capital Bank, National Association, which is incorporated by reference to our Annual Report on Form 10-K dated March 14, 2005.+
10.3	Chairman Emeritus and Consulting Agreement between Joseph M. Grant and Texas Capital Bancshares, Inc., dated April 8, 2008, which is incorporated by reference to our Form 10-Q dated May 2, 2008.+
10.4	Executive Employment Agreement between George F. Jones, Jr. and Texas Capital Bancshares, Inc. dated December 31, 2008, which is incorporated by reference to our Current Report on Form 8-K dated January 6, 2009+
10.5	Executive Employment Agreement between C. Keith Cargill and Texas Capital Bancshares, Inc. dated December 31, 2008, which is incorporated by reference to our Current Report on Form 8-K dated January 6, 2009+
10.6	Executive Employment Agreement between Peter B. Bartholow and Texas Capital Bancshares, Inc. dated December 31, 2008, which is incorporated by reference to our Current Report on Form 8-K dated January 6, 2009+
10.7	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and George F. Jones, Jr., which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.8	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and C. Keith Cargill, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.9	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and Peter B. Bartholow, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.10	Texas Capital Bancshares, Inc. 1999 Omnibus Stock Plan, which is incorporated by reference to Exhibit 4.1 to our registration statement on Form 10 dated August 24, 2001+
10.11	Texas Capital Bancshares, Inc. 2006 Employee Stock Purchase Plan, which is incorporated by reference to our registration statement on Form S-8 dated February 3, 2006+
10.12	Texas Capital Bancshares, Inc. 2005 Long-Term Incentive Plan, which is incorporated by reference to our registration statement on Form S-8 dated June 3, 2005+

10.13	Credit Agreement between Texas Capital Bancshares, Inc. and KeyBank National Association, dated as of September 27, 2007, which is incorporated by reference to our Current Report on Form 8-K dated October 1, 2007
10.14	Letter Agreement between Texas Capital Bancshares, Inc. and the United States Department of the Treasury dated as of January 16, 2009, which is incorporated by reference to our Current Report on Form 8-K dated January 16, 2009
21	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*

*	Filed herewith

+	Management contract or compensatory plan arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS CAPITAL BANCSHARES, INC.

By:	/s/ GEORGE F. JONES , JR.
George F. Jones, Jr.
President and Chief Executive Officer

Date: February 18, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  JAMES R. HOLLAND, JR.
James R. Holland, Jr.
Chairman of the Board and Director

Date: February 18, 2010

/s/  GEORGE F. JONES, JR.
George F. Jones, Jr.
President, Chief Executive Officer and Director
(principal executive officer)

Date: February 18, 2010

/s/  PETER BARTHOLOW
Peter Bartholow
Executive Vice President, Chief Financial Officer and Director
(principal financial officer)

Date: February 18, 2010

/s/  JULIE ANDERSON
Julie Anderson
Controller
(principal accounting officer)

Date: February 18, 2010

/s/  JAMES H. BROWNING
James H. Browning
Director

Date: February 18, 2010
/s/  JOSEPH M. GRANT
Joseph M. Grant
Director

Date: February 18, 2010

/s/  FREDERICK B. HEGI, JR.
Frederick B. Hegi, Jr.
Director

Date: February 18, 2010

/s/  LARRY L. HELM
Larry L. Helm
Director

Date: February 18, 2010

/s/  WALTER W. MCALLISTER III
Walter W. McAllister III
Director

Date: February 18, 2010

/s/  LEE ROY MITCHELL
Lee Roy Mitchell
Director

Date: February 18, 2010

/s/  ELYSIA H. RAGUSA
Elysia H. Ragusa
Director

Date: February 18, 2010

/s/  STEVEN P. ROSENBERG
Steven P. Rosenberg
Director

Date: February 18, 2010

/s/  ROBERT W. STALLINGS
Robert W. Stallings
Director

Date: February 18, 2010

/s/  IAN J. TURPIN
Ian J. Turpin
Director

Date: February 18, 2010