Form 10-Q
period 2010-03-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2010-04-22
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2010

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                      to
Commission file number 001-34657
TEXAS CAPITAL BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2679109 (I.R.S. Employer Identification Number)

2000 McKinney Avenue, Suite 700, Dallas, Texas, U.S.A. (Address of principal executive officers)	75201 (Zip Code)
214/932-6600
(Registrant’s telephone number,
including area code)
N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer” and “accelerated filer” Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     On April 21, 2010, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:
Common Stock, par value $0.01 per share           36,534,313

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended March 31, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(In thousands except per share data)

	Three months ended
	March 31
	2010	2009
Interest income
Interest and fees on loans	$61,569	$51,912
Securities	2,726	3,851
Federal funds sold	9	15
Deposits in other banks	2	28

Total interest income	64,306	55,806
Interest expense
Deposits	7,758	11,579
Federal funds purchased	365	618
Repurchase agreements	4	14
Other borrowings	47	1,178
Trust preferred subordinated debentures	904	1,200

Total interest expense	9,078	14,589

Net interest income	55,228	41,217
Provision for credit losses	13,500	8,500

Net interest income after provision for credit losses	41,728	32,717
Non-interest income
Service charges on deposit accounts	1,483	1,525
Trust fee income	954	884
Bank owned life insurance (BOLI) income	471	274
Brokered loan fees	1,904	2,032
Equipment rental income	1,344	1,456
Other	792	729

Total non-interest income	6,948	6,900
Non-interest expense
Salaries and employee benefits	20,069	16,219
Net occupancy expense	3,014	2,754
Leased equipment depreciation	1,059	1,123
Marketing	787	555
Legal and professional	1,950	2,251
Communications and data processing	1,016	836
FDIC insurance assessment	1,868	1,547
Allowance and other carrying costs for OREO	2,292	1,200
Other	5,131	3,821

Total non-interest expense	37,186	30,306

Income from continuing operations before income taxes	11,490	9,311
Income tax expense	3,890	3,186

Income from continuing operations	7,600	6,125
Loss from discontinued operations (after-tax)	(55)	(95)

Net income	$7,545	$6,030

Basic earnings per common share:
Income from continuing operations	$.21	$.17
Net income	$.21	$.16

Diluted earnings per common share:
Income from continuing operations	$.21	$.17
Net income	$.21	$.16
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$70,066	$80,459
Federal funds sold	9,990	44,980
Securities, available-for-sale	246,209	266,128
Loans held for sale	592,436	693,504
Loans held for sale from discontinued operations	583	586
Loans held for investment (net of unearned income)	4,443,456	4,457,293
Less: Allowance for loan losses	71,705	67,931

Loans held for investment, net	4,371,751	4,389,362
Premises and equipment, net	10,773	11,189
Accrued interest receivable and other assets	188,649	202,890
Goodwill and intangible assets, net	9,725	9,806

Total assets	$5,500,182	$5,698,904

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$994,096	$899,492
Interest bearing	3,072,001	2,837,163
Interest bearing in foreign branches	343,722	384,070

Total deposits	4,409,819	4,120,725

Accrued interest payable	2,038	2,468
Other liabilities	22,862	23,916
Federal funds purchased	425,939	580,519
Repurchase agreements	21,874	25,070
Other borrowings	4,248	351,440
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	5,000,186	5,217,544

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value
Authorized shares — 10,000,000
Issued shares	—	—
Common stock, $.01 par value:
Authorized shares — 100,000,000
Issued shares —36,524,730 and 35,919,941 at March 31, 2010 and December 31, 2009, respectively	365	359
Additional paid-in capital	337,124	326,224
Retained earnings	156,165	148,620
Treasury stock (shares at cost: 417 at March 31, 2010 and December 31, 2009)	(8)	(8)
Accumulated other comprehensive income, net of taxes	6,350	6,165

Total stockholders’ equity	499,996	481,360

Total liabilities and stockholders’ equity	$5,500,182	$5,698,904

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands except share data)

	Preferred Stock		Common Stock				Treasury Stock
										Accumulated
										Other
					Additional					Comprehensive
					Paid-in	Retained			Deferred	Income,
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	Net of Taxes	Total
Balance at December 31, 2008	—	$—	30,971,189	$310	$255,051	$129,851	(84,691)	$(581)	$573	$1,869	$387,073
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	6,030	—	—	—	—	6,030
Change in unrealized gain on available-for-sale securities, net of taxes of $1,743 (unaudited)	—	—	—	—	—	—	—	—	—	3,237	3,237

Total comprehensive income (unaudited)											9,267
Tax expense related to exercise of stock options (unaudited)	—	—	—	—	(201)	—	—	—	—	—	(201)
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	1,428	—	—	—	—	—	1,428
Deferred compensation (unaudited)	—	—	—	—	—	—	(84,274)	573	(573)	—	—
Issuance of stock related to stock-based awards (unaudited)	—	—	43,386	—	205	—	—	—	—	—	205
Issuance of preferred stock and related warrant (unaudited)	75,000	70,836	—	—	4,164	—	—	—	—	—	75,000
Preferred stock dividend and accretion of preferred stock discount (unaudited)	—	148	—	—	—	(930)	—	—	—	—	(782)

Balance at March 31, 2009 (unaudited)	75,000	$70,984	31,014,575	$310	$260,647	$134,951	(417)	$(8)	$—	$5,106	$471,990

Balance at December 31, 2009	—	$—	35,919,941	$359	$326,224	$148,620	(417)	$(8)	$—	$6,165	$481,360
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	7,545	—	—	—	—	7,545
Change in unrealized gain on available-for-sale securities, net of taxes of $100 (unaudited)	—	—	—	—	—	—	—	—	—	185	185

Total comprehensive income (unaudited)											7,730
Tax expense related to exercise of stock options (unaudited)	—	—	—	—	115	—	—	—	—	—	115
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	1,572	—	—	—	—	—	1,572
Issuance of stock related to stock-based awards (unaudited)	—	—	57,068	1	305	—	—	—	—	—	306
Issuance of common stock (unaudited)	—	—	547,721	5	8,908	—	—	—	—	—	8,913

Balance at March 31, 2010 (unaudited)	—	$—	36,524,730	$365	$337,124	$156,165	(417)	$(8)	$—	$6,350	$499,996

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Three months ended
	March 31
	2010	2009
Operating activities
Net income from continuing operations	$7,600	$6,125
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	13,500	8,500
Depreciation and amortization	6,224	2,993
Amortization and accretion on securities	39	65
Bank owned life insurance (BOLI) income	(471)	(274)
Stock-based compensation expense	1,572	1,428
Tax benefit from stock option exercises	115	(201)
Excess tax benefits from stock-based compensation arrangements	329	(82)
Originations of loans held for sale	(3,204,634)	(3,950,363)
Proceeds from sales of loans held for sale	3,305,702	4,019,732
Loss on sale of assets	44	—
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	9,748	15,598
Accrued interest payable and other liabilities	(1,584)	(778)

Net cash provided by operating activities of continuing operations	138,184	102,743
Net cash (used in) operating activities of discontinued operations	(53)	(38)

Net cash provided by operating activities	138,131	102,705

Investing activities
Maturities and calls of available-for-sale securities	1,515	3,500
Principal payments received on available-for-sale securities	18,650	18,268
Net decrease in loans held for investment	3,126	6,016
Purchase of premises and equipment, net	(422)	(819)
Proceeds from sale of foreclosed assets	601	—

Net cash provided by investing activities of continuing operations	23,470	26,965

Financing activities
Net increase (decrease) in deposits	289,094	(322,227)
Proceeds from issuance of stock related to stock-based awards	306	205
Proceeds from issuance of common stock	8,913	—
Proceeds from issuance of preferred stock and related warrants	—	75,000
Dividends paid	—	(302)
Net decrease in other borrowings	(350,388)	(57,939)
Excess tax benefits from stock-based compensation arrangements	(329)	82
Net increase (decrease) in federal funds purchased	(154,580)	164,115

Net cash (used in) financing activities of continuing operations	(206,984)	(141,066)

Net decrease in cash and cash equivalents	(45,383)	(11,396)
Cash and cash equivalents at beginning of period	125,439	82,027

Cash and cash equivalents at end of period	$80,056	$70,631

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9,508	$15,038
Cash paid during the period for income taxes	299	20
Non-cash transactions:
Transfers from loans/leases to OREO and other repossessed assets	4,151	5,614
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
The consolidated interim financial statements have been prepared without audit. Certain information and footnote disclosures presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make interim financial information not misleading. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC on February 18, 2010 (the “2009 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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
Accumulated Other Comprehensive Income (Loss), net
Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income (loss), net. Accumulated comprehensive income (loss), net for the three months ended March 31, 2010 and 2009 is reported in the accompanying consolidated statements of changes in stockholders’ equity.
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

(2) EARNINGS PER COMMON SHARE
The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended
	March 31
	2010	2009

Numerator:
Net income from continuing operations	$7,600	$6,125
Preferred stock dividends	—	930

Net income from continuing operations available to common shareholders	7,600	5,195
Loss from discontinued operations	(55)	(95)

Net income available to common shareholders	$7,545	$5,100

Denominator:
Denominator for basic earnings per share-weighted average shares	36,191,373	30,984,434
Effect of employee stock options (1)	509,935	88,010
Effect of warrants to purchase common stock	82,411	—

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	36,783,719	31,072,444

Basic earnings per common share from continuing operations	$.21	$.17
Basic earnings per common share from discontinued operations	—	(.01)

Basic earnings per common share	$.21	$.16

Diluted earnings per share from continuing operations	$.21	$.17
Diluted earnings per share from discontinued operations	—	(.01)

Diluted earnings per common share	$.21	$.16

(1)	Stock options outstanding of 1,454,080 at March 31, 2010 and 2,716,867 at March 31, 2009 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Stock options and SARs are anti-dilutive when the exercise price is higher than the average market price of our common stock.
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
Our net unrealized gain on the available-for-sale securities portfolio value increased from a gain of $9.5 million, which represented 3.70% of the amortized cost at December 31, 2009, to a gain of $9.8 million, which represented 4.13% of the amortized cost at March 31, 2010.

The following is a summary of securities (in thousands):

	March 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale Securities:
Residential mortgage-backed securities	$183,147	$8,030	$(17)	$191,160
Corporate securities	5,000	–	(291)	4,709
Municipals	40,786	1,899	–	42,685
Equity securities (1)	7,506	149	–	7,655

	$236,439	$10,078	$(308)	$246,209

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale Securities:
Residential mortgage-backed securities	$201,824	$8,192	$(29)	$209,987
Corporate securities	5,000	–	(317)	4,683
Municipals	42,314	1,514	(2)	43,826
Equity securities (1)	7,506	126	–	7,632

	$256,644	$9,832	$(348)	$266,128

(1)	Equity securities consist of Community Reinvestment Act funds.
The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands, except percentage data):

	At March 31, 2010
	Less Than	After One Through	After Five Through	After Ten
	One Year	Five Years	Ten Years	Years	Total
Available-for-sale:
Residential mortgage-backed securities: (1)
Amortized cost	18,244	30,684	64,037	70,182	183,147
Estimated fair value	18,464	31,420	67,827	73,449	191,160
Weighted average yield (3)	4.221%	4.400%	4.809%	4.399%	4.525%
Corporate securities:
Amortized cost	5,000	–	–	–	5,000
Estimated fair value	4,709	–	–	–	4,709
Weighted average yield (3)	7.375%	–	–	–	7.375%
Municipals: (2)
Amortized cost	3,186	23,103	14,497	–	40,786
Estimated fair value	3,235	24,258	15,192	–	42,685
Weighted average yield (3)	7.434%	8.255%	8.840%	–	8.400%
Equity securities:
Amortized cost	7,506	–	–	–	7,506
Estimated fair value	7,655	–	–	–	7,655

Total available-for-sale securities:
Amortized cost					$236,439

Estimated fair value					$246,209

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

Securities with carrying values of approximately $119.5 million were pledged to secure certain borrowings and deposits at March 31, 2010. Of the pledged securities at March 31, 2010, approximately $115.1 million were pledged for certain deposits, and approximately $4.4 million were pledged for repurchase agreements.
The following table discloses, as of March 31, 2010 and March 31, 2009, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):
March 31, 2010

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed securities	$192	$(1)	$2,305	$(16)	$2,497	$(17)
Corporate securities	—	—	4,709	(291)	4,709	(291)

	$192	$(1)	$7,014	$(307)	$7,206	$(308)

March 31, 2009

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasuries	$24,999	$(1)	$—	$—	$24,999	$(1)
Mortgage-backed securities	19,170	(108)	3,571	(197)	22,741	(305)
Corporate securities	4,746	(254)	—	—	4,746	(254)
Municipals	3,154	(49)	—	—	3,154	(49)

	$52,069	$(412)	$3,571	$(197)	$55,640	$(609)

At March 31, 2010, the number of investment positions in this unrealized loss position totals 3. We do not believe these unrealized losses are “other than temporary” as (1) we do not have the intent to sell any of the securities in the table above, and (2) it is not probable that we will be unable to collect the amounts contractually due. The unrealized losses noted are interest rate related, and losses have decreased as rates have decreased in 2009 and remained low during 2010. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.
(4) LOANS AND ALLOWANCE FOR LOAN LOSSES
At March 31, 2010 and December 31, 2009, loans were as follows (in thousands):

	March 31,	December 31,
	2010	2009

Commercial	$2,422,690	$2,457,533
Construction	414,744	669,426
Real estate	1,514,476	1,233,701
Consumer	21,631	25,065
Leases	96,873	99,129

Gross loans held for investment	4,470,414	4,484,854
Deferred income (net of direct origination costs)	(26,958)	(27,561)
Allowance for loan losses	(71,705)	(67,931)

Total loans held for investment, net	4,371,751	4,389,362
Loans held for sale	592,436	693,504

Total	$4,964,187	$5,082,866

We continue to lend primarily in Texas. As of March 31, 2010, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.
Allowance for Loan Losses
Activity in the allowance for loan losses was as follows (in thousands):

	Three months ended
	March 31,
	2010	2009

Balance at the beginning of the period	$67,931	$45,365
Provision for loan losses	13,054	7,388
Net charge-offs:
Loans charged-off	9,331	2,636
Recoveries	51	28

Net charge-offs	9,280	2,608

Balance at the end of the period	$71,705	$50,145

The change in the allowance for off-balance sheet credit losses is summarized as follows (in thousands):

	Three months ended
	March 31,
	2010	2009

Balance at the beginning of the period	$2,948	$1,470
Provision for off-balance sheet credit losses	446	1,112

Balance at the end of the period	$3,394	$2,582

Reserves on impaired loans were $22.9 million at March 31, 2010.

(5)	OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO
The table below presents a summary of the activity related to OREO (in thousands):

	March 31,
	2010	2009

Beginning balance	$27,264	$25,904
Additions	4,151	5,614
Sales	(601)	(4,017)
Valuation allowance for OREO	(1,838)	—
Direct write-downs	(111)	—

Ending balance	$28,865	$27,501

(6)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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
Financial instruments whose contract amounts represent credit risk (in thousands):

March 31, 2010
Commitments to extend credit	$1,205,881
Standby letters of credit	65,201

(7)	REGULATORY MATTERS
The Company and the Bank are subject to various regulatory capital and other requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Company’s capital ratios exceed the regulatory definition of well capitalized as of March 31, 2010 and 2009. As of June 30, 2009, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action and continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

	March 31,
	2010	2009

Risk-based capital:
Tier 1 capital	11.28%	11.87%
Total capital	12.53%	12.97%
Leverage	10.98%	10.95%

(8)	STOCK-BASED COMPENSATION
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
Stock-based compensation consists of options issued prior to the adoption of ASC 718, Compensation — Stock Compensation (“ASC 718”), SARs and restricted stock units (“RSUs”). The SARs and RSUs were granted from 2006 through 2010.

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2010	March 31, 2009

Stock- based compensation expense recognized:
Unvested options	$110	$179
SARs	478	395
RSUs	984	854

Total compensation expense recognized	$1,572	$1,428

	March 31, 2010	March 31, 2010
	Options	SARs and RSUs

Unrecognized compensation expense related to unvested awards	$109	$13,260
Weighted average period over which expense is expected to be recognized, in years	.75	1.87
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
During the three months ended March, 31, 2010 and March 31, 2009, the loss from discontinued operations was $55,000 and $95,000, net of taxes, respectively. The 2010 and 2009 losses are primarily related to continuing legal and salary expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $583,000 in loans held for sale from discontinued operations that are carried at the estimated market value at quarter-end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of March 31, 2010 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.
(10) FAIR VALUE DISCLOSURES
Effective January 1, 2008, we adopted Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of ASC 820 did not have an impact on our financial statements except for the expanded disclosures noted below.
We determine the fair market values of our financial instruments based on the fair value hierarchy. The standard describes three levels of inputs that may be used to measure fair value as provided below.
Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include U.S. Treasuries that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include U.S. government and agency mortgage-backed debt securities, corporate securities, municipal bonds, and Community Reinvestment Act funds. This category includes derivative assets and liabilities where values are based on internal cash flow models supported by market data inputs.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation. This category also includes impaired loans and OREO where collateral values have been based on third party appraisals; however, due to current economic conditions, comparative sales data typically used in appraisals may be unavailable or more subjective due to lack of market activity. Additionally, this category includes certain mortgage loans that are transferred from loans held for sale to loans held for investment at a lower of cost or fair value.
Assets and liabilities measured at fair value at March 31, 2010 are as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3

Available for sale securities: (1)
Mortgage-backed securities	$—	$191,160	$—
Corporate securities	—	4,709	—
Municipals	—	42,685	—
Other	—	7,655	—
Loans (2) (4)	—	—	33,593
OREO (3) (4)	—	—	28,865
Derivative asset (5)	—	3,452	—
Derivative liability (5)	—	(3,452)	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Includes certain mortgage loans that have been transferred to loans held for investment from loans held for sale at the lower of cost or market. Also, includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(3)	OREO is transferred from loans to OREO at fair value less selling costs.

(4)	Fair value of loans and OREO is measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.

(5)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.
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
Loans During the three months ended March 31, 2010, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. The $33.6 million total above includes impaired loans at March 31, 2010 with a carrying value of $35.4 million that were reduced by specific valuation allowance allocations totaling $7.5 million for a total reported fair value of $27.9 million million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity. Also included in this total are $6.7 million in mortgage warehouse loans that were reduced by specific valuation allowance allocations totaling $1.0 million, for a total reported fair value of $5.7 million. Certain mortgage loans that are transferred from loans held for sale to loans held for investment are valued based on third party broker pricing. As the dollar amount and number of loans being valued is very small, a comprehensive market analysis is not obtained or considered necessary. Instead, we conduct a general polling of one or more mortgage brokers for indications of general market prices for the types of mortgage loans being valued, and we consider values based on recent experience in selling loans of like terms and comparable quality.
OREO Certain foreclosed assets, upon initial recognition, were valued based on third party appraisals. At March 31, 2010, OREO with a carrying value of $37.3 million was reduced by specific valuation allowance allocations totaling $8.4 million for a total reported fair value of $28.9 million based on valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.
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
A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$80,056	$80,056	$125,439	$125,439
Securities, available-for-sale	246,209	246,209	266,128	266,128
Loans held for sale	592,436	592,436	693,504	693,504
Loans held for sale from discontinued operations	583	583	586	586
Loans held for investment, net	4,371,751	4,383,835	4,389,362	4,542,572
Derivative asset	3,452	3,452	1,837	1,837
Deposits	4,409,819	4,410,822	4,120,725	4,121,993
Federal funds purchased	425,939	425,939	580,519	580,519
Borrowings	26,122	25,123	376,510	376,510
Trust preferred subordinated debentures	113,406	113,736	113,406	113,876
Derivative liability	3,452	3,452	1,837	1,837
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
Federal funds purchased, other borrowings and trust preferred subordinated debentures
The carrying value reported in the consolidated balance sheet for federal funds purchased and other borrowings approximates their fair value. The fair value of other borrowings and trust preferred subordinated debentures is estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar borrowings.
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
(11) STOCKHOLDERS’ EQUITY
On January 27, 2010, we announced that we entered into an Equity Distribution Agreement with Morgan Stanley & Co. Incorporated, pursuant to which we may, from time to time, offer and sell shares of our common stock, having aggregate gross sales proceeds of up to $40,000,000. Sales of the shares are being made by means of brokers’ transactions on or through the NASDAQ Global Select Market at market prices prevailing at the time of the sale or as otherwise agreed to by the Company and Morgan Stanley. As of March 31, 2010, we have sold 547,721 shares at an average price of $16.90. Net proceeds of $8.9 million are being used for general corporate purposes.
We had comprehensive income of $7.7 million for the three months ended March 31, 2010 and comprehensive income of $9.3 million for the three months ended March 31, 2009. Comprehensive income during the three months ended March 31, 2010 included a net after-tax gain of $185,000, and comprehensive income during the three months ended March 31, 2009 included a net after-tax gain of $3.2 million due to changes in the net unrealized gains/losses on securities available-for-sale.
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
FASB ASC 810 Consolidation (“ASC 810”) became effective for us on January 1, 2010, and was amended to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC 810 was effective January 1, 2010 and did not have a significant impact on our financial statements.
FASB ASC 860 Transfers and Servicing (“ASC 860”) was amended to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC 860 was effective January 1, 2010 and did not have a significant impact on our financial statements.

QUARTERLY FINANCIAL SUMMARY – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended			For the three months ended
	March 31, 2010			March 31, 2009
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate
Assets
Securities – taxable	$211,618	$2,341	4.49%	$321,802	$3,431	4.32%
Securities – non-taxable(2)	41,654	592	5.76%	46,055	646	5.69%
Federal funds sold	7,471	9	0.49%	14,923	15	0.41%
Deposits in other banks	12,457	2	0.07%	11,207	28	1.01%
Loans held for sale from continuing operations	457,459	5,490	4.87%	587,401	6,487	4.48%
Loans	4,413,960	56,079	5.15%	4,022,180	45,425	4.58%
Less reserve for loan losses	66,726	—	—	46,686	—	—

Loans, net of reserve	4,804,693	61,569	5.20%	4,562,895	51,912	4.61%

Total earning assets	5,077,893	64,513	5.15%	4,956,882	56,032	4.58%
Cash and other assets	311,128			238,723

Total assets	$5,389,021			$5,195,605

Liabilities and Stockholders’ Equity
Transaction deposits	$365,205	$264	0.29%	$129,850	$44	0.14%
Savings deposits	1,773,201	3,524	0.81%	745,355	1,420	0.77%
Time deposits	840,820	2,787	1.34%	1,277,824	8,066	2.56%
Deposits in foreign branches	353,803	1,183	1.36%	444,549	2,049	1.87%

Total interest bearing deposits	3,333,029	7,758	0.94%	2,597,578	11,579	1.81%
Other borrowings	461,477	416	0.37%	1,367,691	1,810	0.54%
Trust preferred subordinated debentures	113,406	904	3.23%	113,406	1,200	4.29%

Total interest bearing liabilities	3,907,912	9,078	0.94%	4,078,675	14,589	1.45%
Demand deposits	956,359			636,704
Other liabilities	28,643			23,619
Stockholders’ equity	496,107			456,607

Total liabilities and stockholders’ equity	$5,389,021			$5,195,605

Net interest income		$55,435			$41,443

Net interest margin			4.43%			3.39%
Net interest spread			4.21%			3.13%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

Additional information from discontinued operations:
Loans held for sale	$585			$647
Borrowed funds	585			647
Net interest income		$13			$14
Net interest margin – consolidated			4.43%			3.39%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
(1)	Changes in interest rates and the relationship between rate indices, including LIBOR and Fed Funds

(2)	Changes in the levels of loan prepayments, which could affect the value of our loans or investment securities

(3)	Changes in general economic and business conditions in areas or markets where we compete

(4)	Competition from banks and other financial institutions for loans and customer deposits

(5)	The failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses and differences in assumptions utilized by banking regulators which could have retroactive impact

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
Results of Operations
Except as otherwise noted, all amounts and disclosures throughout this document reflect continuing operations. See Part I, Item 1 herein for a discussion of discontinued operations at Note (9) – Discontinued Operations.
Summary of Performance
We reported net income of $7.6 million for the first quarter of 2010 compared to $6.1 million for the first quarter of 2009. We reported net income available to common shareholders of $7.6 million, or $.21 per diluted common share, for the first quarter of 2010 compared to $5.2 million, or $.17 per diluted common share, for the first quarter of 2009. Return on average equity was 6.21% and return on average assets was .57% for the first quarter of 2010, compared to 5.44% and .48%, respectively, for the first quarter of 2009.
Net income and net income available to common shareholders increased $1.5 million, or 24%, and $2.4 million, or 46%, respectively, for the three months ended March 31, 2010 compared to the same period in 2009. The increase during the three months ended March 31, 2010 was primarily the result of a $14.0 million increase in net interest income, offset by a $5.0 million increase in the provision for loan losses, a $6.9 million increase in non-interest expense, and a $1.3 million increase in income tax expense.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income was $55.2 million for the first quarter of 2010, compared to $41.2 million for the first quarter of 2009. The increase was due to an increase in average earning assets of $121.0 million as compared to the first quarter of 2009. The increase in average earning assets included a $391.8 million increase in average loans held for investment, offset by a $129.9 million decrease in loans held for sale and a $114.6 million decrease in average securities. For the quarter ended March 31, 2010, average net loans and securities represented 95% and 5%, respectively, of average earning assets compared to 92% and 7% in the same quarter of 2009.
Average interest bearing liabilities decreased $170.7 million from the first quarter of 2009, which included a $735.5 million increase in interest bearing deposits offset by a $906.2 million decrease in other borrowings. The significant decrease in average other borrowings is a result of the growth in demand and interest bearing deposits and the reduction in average balances of loans held for sale, reducing the need for borrowed funds. The average cost of interest bearing liabilities decreased from 1.45% for the quarter ended March 31, 2009 to .94% for the same period of 2010.
The following table presents the changes (in thousands) in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.

	Three months ended
	March 31, 2010/2009
		Change Due To (1)
	Change	Volume	Yield/Rate
Interest income:
Securities(2)	$(1,144)	$(1,237)	$93
Loans held for sale	(997)	(1,435)	438
Loans held for investment	10,654	4,425	6,229
Federal funds sold	(6)	(7)	1
Deposits in other banks	(26)	3	(29)

Total	8,481	1,749	6,732
Interest expense:
Transaction deposits	220	80	140
Savings deposits	2,104	1,958	146
Time deposits	(5,279)	(2,758)	(2,521)
Deposits in foreign branches	(866)	(418)	(448)
Borrowed funds	(1,690)	(1,199)	(491)

Total	(5,511)	(2,337)	(3,174)

Net interest income	$13,992	$4,086	$9,906

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.
Net interest margin from continuing operations, the ratio of net interest income to average earning assets from continuing operations, was 4.43% for the first quarter of 2010 compared to 3.39% for the first quarter of 2009. This 104 basis point increase was a result of a steep decline in the costs of interest bearing liabilities and growth in non-interest bearing deposits and stockholders’ equity, as well as improved pricing on loans. Total cost of funding decreased from 1.14% for the first quarter of 2009 to .68% for the first quarter of 2010. The benefit of the reduction in funding costs was complimented by a 57 basis point increase in yields on earning assets.

Non-interest Income
The components of non-interest income were as follows (in thousands):

	Three months ended March 31
	2010	2009

Service charges on deposit accounts	$1,483	$1,525
Trust fee income	954	884
Bank owned life insurance (BOLI) income	471	274
Brokered loan fees	1,904	2,032
Equipment rental income	1,344	1,456
Other	792	729

Total non-interest income	$6,948	$6,900

Non-interest income for the first quarter of 2010 remained consistent at $6.9 million compared to the same quarter of 2009.
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
Non-interest Expense
The components of non-interest expense were as follows (in thousands):

	Three months ended March 31
	2010	2009

Salaries and employee benefits	$20,069	$16,219
Net occupancy expense	3,014	2,754
Leased equipment depreciation	1,059	1,123
Marketing	787	555
Legal and professional	1,950	2,251
Communications and data processing	1,016	836
FDIC insurance assessment	1,868	1,547
Allowance and other carrying costs for OREO	2,292	1,200
Other	5,131	3,821

Total non-interest expense	$37,186	$30,306

Non-interest expense for the first quarter of 2010 increased $6.9 million, or 23%, to $37.2 million from $30.3 million in the first quarter of 2009. The increase is primarily attributable to a $3.9 million increase in salaries and employee benefits to $20.1 million from $16.2 million, which was primarily due to general business growth.
Occupancy expense for the three months ended March 31, 2010 increased $260,000, or 9%, compared to the same quarter in 2009 related to general business growth.
Legal and professional expense for the three months ended March 31, 2010 decreased $301,000, or 13% compared to the same quarter in 2009.
FDIC insurance assessment expense increased by $321,000 from $1.5 million in 2009 to $1.9 million due to overall rate increases. The FDIC assessment rates may continue to increase and will continue to be a factor in our expense growth.
Allowance and other carrying costs for OREO increased $1.1 million for the three months ended March 31, 2010 related to deteriorating values of assets held in OREO. Of the $2.3 million expense for the first quarter of 2010, $1.8 million was related to increasing the valuation allowance during the quarter and $111,000 related to direct write-downs of OREO balances.

Analysis of Financial Condition
Loan Portfolio
Total loans net of allowance for loan losses at March 31, 2010 decreased $118.7 million from December 31, 2009 to $5.1 billion. Commercial loans decreased $34.8 million and combined real estate and construction loans increased $26.1 million. Overall end of period decrease in loans held for investment from December 31, 2009 is due to payoffs and seasonal factors. Average loans held for investment increased by $391.8 in the quarter ended March 31, 2010 as compared to the quarter ended December 31, 2009. Loans held for sale decreased $101.1 million from December 31, 2009 due to seasonal factors and the impact of rates on sales and refinancing of homes. We anticipate that overall loan growth during the remainder of 2010 will be less than experienced in prior years as a result of tightened credit standards and reduced demand for credit due to overall economic conditions.
Loans were as follows as of the dates indicated (in thousands):

	March 31,	December 31,
	2010	2009

Commercial	$2,422,690	$2,457,533
Construction	414,744	669,426
Real estate	1,514,476	1,233,701
Consumer	21,631	25,065
Leases	96,873	99,129

Gross loans held for investment	4,470,414	4,484,854
Deferred income (net of direct origination costs)	(26,958)	(27,561)
Allowance for loan losses	(71,705)	(67,931)

Total loans held for investment, net	4,371,751	4,389,362
Loans held for sale	592,436	693,504

Total	$4,964,187	$5,082,866

We continue to lend primarily in Texas. As of March 31, 2010, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.
We originate substantially all of the loans in our portfolio, except participations in residential mortgage loans held for sale, select loan participations and syndications, which are underwritten independently by us prior to purchase and certain USDA and SBA government guaranteed loans that we purchase in the secondary market. We also participate in syndicated loan relationships, both as a participant and as an agent. As of March 31, 2010, we have $451.0 million in syndicated loans, $148.5 million of which we acted as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans originated by us. In addition, as of March 31, 2010, $20.3 of our syndicated loans were nonperforming and none are considered potential problem loans.
Summary of Loan Loss Experience
During the first quarter of 2010, we recorded net charge-offs in the amount of $9.3 million, compared to net charge-offs of $2.6 million for the same period in 2009. For the first quarter of 2010, the ratio of net charge-offs to loans held for investment was .85% compared to .26% for the same period in 2009. The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $71.7 million at March 31, 2010, $67.9 million at December 31, 2009 and $50.1 million at March 31, 2009. This represents 1.61%, 1.52% and 1.25% of loans held for investment (net of unearned income) at March 31, 2010, December 31, 2009 and March 31, 2009, respectively. Including the $3.4 million of allowance for loss on off-balance sheet exposure, the total reserve percentage increased to 1.69% at March 31, 2010 from 1.59% and 1.31% of loans held for investment at December 31, 2009 and March 31, 2009, respectively. The total reserve percentage has increased over the past year as a result of the effects of national and regional economic conditions on borrowers and values of assets pledged as collateral.
The provision for credit losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $13.5 million during the first quarter of 2010 compared to $8.5 million in the first quarter of 2009 and $10.5 million in the fourth quarter of 2009.
The reserve for credit losses is comprised of specific reserves for impaired loans and an estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We regularly evaluate our reserve for loan losses to maintain an adequate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of reserves include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All loan commitments rated substandard or worse and greater than $500,000 are specifically reviewed for impairment. For loans deemed to be impaired, a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit. Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.
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

Activity in the allowance for possible loan losses is presented in the following table (in thousands):

	Three months ended	Three months ended	Year ended
	March 31,	March 31,	December 31,
	2010	2009	2009

Reserve for loan losses:
Beginning balance	$67,931	$45,365	$45,365
Loans charged-off:
Commercial	7,551	1,695	4,000
Real estate — construction	420	60	6,508
Real estate — term	766	236	4,696
Consumer	—	419	502
Equipment leases	594	226	4,022

Total charge-offs	9,331	2,636	19,728
Recoveries:
Commercial	18	21	124
Real estate — construction	—		13
Real estate — term	8	—	53
Consumer	—	—	28
Equipment leases	25	7	54

Total recoveries	51	28	272

Net charge-offs	9,280	2,608	19,456
Provision for loan losses	13,054	7,388	42,022

Ending balance	$71,705	$50,145	$67,931

Reserve for off-balance sheet credit losses:
Beginning balance	$2,948	$1,470	$1,470
Provision for off-balance sheet credit losses	446	1,112	1,478

Ending balance	$3,394	$2,582	$2,948

Total reserve for credit losses	$75,099	$52,727	$70,879

Total provision for credit losses	$13,500	$8,500	$43,500

Reserve for loan losses to loans held for investment (2)	1.61%	1.25%	1.52%

Net charge-offs to average loans (1)(2)	.85%	.26%	.46%
Total provision for credit losses to average loans (1)(2)	1.24%	.86%	1.04%
Recoveries to total charge-offs	.55%	1.06%	1.38%
Reserve for loan losses as a multiple of net charge-offs	7.7x	19.2x	3.5x
Reserve for off-balance sheet credit losses to off-balance sheet credit commitments	.29%	.19%	.24%
Combined reserves for credit losses to loans held for investment (2)	1.69%	1.31%	1.59%

Non-performing assets: (4)
Non-accrual loans	$115,926	$50,683	$95,625
OREO (5)	28,865	27,501	27,264

Total	$144,791	$78,184	$122,889

Restructured loans	$10,700	$—	$—
Loans past due 90 days and still accruing (3)	$2,390	$4,637	$6,081

Reserve as a percent of non-performing loans (2)	.6x	1.0x	.7x

(1)	Interim period ratios are annualized.

(2)	Excludes loans held for sale.

(3)	At March 31, 2010, December 31, 2009 and March 31, 2009, loans past due 90 days and still accruing includes premium finance loans for $2.0 million, $2.4 million and $1.7 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(4)	At March 31, 2010, December 31, 2009 and March 31, 2009, non-performing assets include $2.6 million, $2.6 million and $4.0 million, respectively, of mortgage warehouse loans which were transferred to the loans held for investment portfolio at lower of cost or market during the past eighteen months, and some were subsequently moved to OREO.

(5)	At March 31, 2010 and December 31, 2009, OREO balance is net of $8.5 million and $6.6 million valuation allowance, respectively.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type (in thousands):

	March 31, 2010	March 31, 2009	December 31, 2009

Non-accrual loans:
Commercial	$44,292	$13,459	$34,021
Construction	49,535	29,493	44,598
Real estate	10,919	3,594	10,189
Consumer	535	86	273
Leases	10,645	4,051	6,544

Total non-accrual loans	$115,926	$50,683	$95,625

At March 31, 2010, our total non-accrual loans were $115.9 million. Of these, $44.3 million were characterized as commercial loans. This included a $6.8 million line of credit secured by single family residences and the borrower’s notes receivable, a $6.5 million auto dealer line of credit secured by vehicle inventory, a $5.9 million line of credit secured by various single family properties, a $4.7 million line of credit secured by the assets of the borrower, a $4.2 million manufacturing loan secured by the assets of the borrower, a $3.9 million residence rehabilitation loan secured by single family residences, a $2.5 million loan secured by a first lien security interest in the borrower’s accounts receivable and assets, a $2.4 million loan secured by the borrower’s assets and a $1.7 million loan secured by commercial mortgage securities. Non-accrual loans also included $49.5 million characterized as construction loans. This included a $16.4 million commercial real estate lot development loan secured by residential lots, a $14.3 million commercial real estate loan secured by condominiums, $5.4 million term loan secured by commercial buildings, a $4.9 million commercial real estate loan secured by unimproved land, a $2.8 million line of credit secured by residential lots, a $2.1 million commercial real estate loan secured by retail property, $1.3 million in commercial real estate loans secured by single family residences and a $1.0 million real estate investment loan secured by unimproved lots. Non-accrual loans also included $10.9 million characterized as real estate loans, $6.9 of which relates to a real estate loan secured by an apartment building. Also included in this category are $2.5 million in single family mortgages that were originated in our mortgage warehouse operation. The $10.6 million characterized as leases is comprised of commercial leases, of which $6.3 million is secured by heavy duty vehicles, $1.8 million is secured by the assets of the lessor and $1.6 million is secured by hospital equipment. Each of these loans and leases were reviewed for impairment and specific reserves were allocated as necessary and included in the allowance for loan losses as of March 31, 2010 to cover any probable loss.
At March 31, 2010, we had $10.7 million in restructured loans, which consists of one relationship secured by unimproved land. As a result of economic conditions, we have agreed to fund additional money to the borrower and extend the original maturity date.
At March 31, 2010, we had $2.4 million in loans past due 90 days and still accruing interest. At March 31, 2010, $2.0 million of the loans past due 90 days and still accruing are premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.
Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of March 31, 2010, none of our non-accrual loans were earning on a cash basis.
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
Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of March 31, 2010 we have $10.7 million in loans that were restructured but still accruing. Of the nonaccrual loans at March 31, 2010, $34.2 million met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history has been evidenced, generally no less than a year. If a restructured loan is on nonaccrual it can be placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At March 31, 2010, we had $46.3 million in loans of this type which were not included in either non-accrual or 90 days past due categories. The increase in the amount of potential problem loans from March 2009 to March 2010 is consistent with the overall economic deterioration and the increase in nonperforming loans that we have experienced this year.
The table below presents a summary of the activity related to OREO (in thousands):

	March 31,
	2010	2009

Beginning balance	$27,264	$25,904
Additions	4,151	5,614
Sales	(601)	(4,017)
Valuation allowance for OREO	(1,838)	—
Direct write-downs	(111)	—

Ending balance	$28,865	$27,501

At March 31, 2010, our other real estate owned totaled $28.9 million. This included an unimproved commercial real estate lot valued at $7.5 million and residential real estate lots and undeveloped land valued at $7.1 million and $3.1 million, respectively. Also included is a commercial real estate property consisting of single family residences and developed lots valued at $3.4 million, unimproved commercial real estate lots valued at $2.9 million and $1.6 million, an office building valued at $2.6 million, and commercial real estate property consisting of single family residences and a mix of lots at various levels of completion valued at $1.2 million.
When foreclosure occurs, fair value, which is generally based on appraised values, may result in partial charge-off of a loan upon taking property, and so long as property is retained, subsequent reductions in appraised values will result in valuation adjustment taken as non-interest expense. In addition, if the decline in value is believed to be permanent and not just driven by market conditions, a direct write-down to the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure related to the appraised values during that holding period. During the three months ended March 31, 2010, we recorded $1.9 million in valuation expense. Of the $1.9 million, $1.8 million related to increases to the valuation allowance, and $111,000 related to direct write-downs.
Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2009 and for the three months ended March 31, 2010, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings.
Our liquidity needs have typically been fulfilled through growth in our core customer deposits, and supplemented with brokered deposits and borrowings as needed. Our goal is to obtain as much of our funding as possible from deposits of these core customers. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect. In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. These CDs are generally of short maturities, 30 to 90 days, and are used to supplement temporary differences in the growth in loans, including growth in specific categories of loans, compared to customer deposits. The following table summarizes our core customer deposits and brokered deposits as of March 31, 2010 (in thousands):

	March 31,	March 31,	December 31,
	2010	2009	2009

Deposits from core customers	$4,359.2	$2,541.1	$3,902.4
Deposits from core customers as a percent of total deposits	98.9%	84.4%	94.7%

Brokered deposits	$50.6	$469.8	$218.3
Brokered deposits as a percent of total deposits	1.1%	15.6%	5.3%

Average deposits from core customers (1)	$4,191.5	$2,546.1	$3,163.8
Average deposits from core customers as a percent of total quarterly average deposits (1)	97.7%	78.7%	85.7%

Average brokered deposits (1)	$97.9	$688.2	$527.5
Average brokered deposits as a percent of total quarterly average deposits (1)	2.3%	21.3%	14.3%

(1)	Annual averages presented for December 31, 2009.
We believe the Company has access to sources of brokered deposits of not less than an additional $3.2 billion. Based on the reduction in brokered CDs, customer deposits (total deposits minus brokered CDs) increased by $1.8 billion from March 31, 2009 and $456.8 million from December 31, 2009.
Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our loans held for sale, due to their liquidity, short duration and interest spreads available. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes, and advances from the FHLB and the Federal Reserve. The following table summarizes our borrowings (in thousands):

March 31, 2010
Federal funds purchased	$425,939
Customer repurchase agreements	21,874
Treasury, tax and loan notes	3,148
FHLB borrowings	100
TLGP borrowings	1,000
Trust preferred subordinated debentures	113,406

Total borrowings	$565,467

Maximum outstanding at any month end during the year	$653,665

The following table summarizes our other borrowing capacities in excess of balances outstanding at March 31, 2010 (in thousands):

FHLB borrowing capacity relating to loans	$941,375
FHLB borrowing capacity relating to securities	71,261

Total FHLB borrowing capacity	$1,012,636

Unused federal funds lines available from commercial banks	$531,960
In connection with the FDIC’s Temporary Liability Guarantee Program (“TLGP”), we had the capacity to issue up to $1.1 billion in indebtedness which will be guaranteed by the FDIC for a limited period of time to newly issued senior unsecured debt and non-interest bearing deposits. The notes were issued prior to October 31, 2009 and have maturities no later than December 31, 2012. As of March 31, 2010, $1.0 million of these notes were outstanding.
Our equity capital averaged $496.1 million for the three months ended March 31, 2010 as compared to $456.6 million for the same period in 2009. This increase reflects our retention of net earnings during this period. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.
On January 27, 2010, we announced that we entered into an Equity Distribution Agreement with Morgan Stanley & Co. Incorporated, pursuant to which we may, from time to time, offer and sell shares of our common stock, having aggregate gross sales proceeds of up to $40,000,000. Sales of the shares are being made by means of brokers’ transactions on or through the NASDAQ Global Select Market at market prices prevailing at the time of the sale or as otherwise agreed to by the Company and Morgan Stanley. As of March 31, 2010 we have sold 547,721 shares at an average price of $16.90. Net proceeds of $8.9 million, are being used for general corporate purposes.
Our capital ratios remain above the levels required to be well capitalized and have been enhanced with the additional capital raised since 2008 through March 31, 2010 and will allow us to grow organically with the addition of loan and deposit relationships.
Commitments and Contractual Obligations
The following table presents significant fixed and determinable contractual obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of March 31, 2010, our significant fixed and determinable contractual obligations to third parties were as follows (in thousands):

		After One	After Three
	Within	but Within	but Within	After Five
	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity (1)	$3,255,327	$—	$—	$—	$3,255,327
Time deposits (1)	1,116,989	25,715	11,012	776	1,154,492
Federal funds purchased (1)	425,939	—	—	—	425,939
Customer repurchase agreements (1)	21,874	—	—	—	21,874
Treasury, tax and loan notes (1)	3,148	—	—	—	3,148
FHLB borrowings (1)	—	—	100	—	100
TLGP borrowings (1)	1,000	—	—	—	1,000
Operating lease obligations (1) (2)	9,626	15,317	14,505	45,530	84,978
Trust preferred subordinated debentures (1)	—	—	—	113,406	113,406

Total contractual obligations	$4,833,903	$41,032	$25,617	$159,712	$5,060,264

(1)	Excludes interest.

(2)	Non-balance sheet item.

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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of March 31, 2010, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Interest Rate Sensitivity Gap Analysis
March 31, 2010
(In thousands)

	0-3 mo	4-12 mo	1-3 yr	3+ yr	Total
	Balance	Balance	Balance	Balance	Balance

Securities (1)	$45,614	$63,073	$55,501	$82,021	$246,209

Total variable loans	4,219,740	20,117	14,240	—	4,254,097
Total fixed loans	317,629	184,754	215,421	91,532	809,336

Total loans (2)	4,537,369	204,871	229,661	91,532	5,063,433

Total interest sensitive assets	$4,582,983	$267,944	$285,162	$173,553	$5,309,642

Liabilities:
Interest bearing customer deposits	$2,604,953	$—	$—	$—	$2,604,953
CDs & IRAs	389,705	332,918	25,715	11,788	760,126
Wholesale deposits	50,644	—	—	—	50,644
\
Total interest bearing deposits	3,045,302	332,918	25,715	11,788	3,415,723

Repurchase agreements, Federal funds purchased, FHLB borrowings	450,961	1,000	—	100	452,061
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowings	450,961	1,000	—	113,506	565,467

Total interest sensitive liabilities	$3,496,263	$333,918	$25,715	$125,294	$3,981,190

GAP	1,086,720	(65,974)	259,447	48,259	—
Cumulative GAP	1,086,720	1,020,746	1,280,193	1,328,452	1,328,452

Demand deposits					$994,096
Stockholders’ equity					499,996

Total					$1,494,092

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.
The table above sets forth the balances as of March 31, 2010 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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
The two “shock test” scenarios assume a sustained parallel 200 basis point increase or decrease, respectively, in interest rates. As short-term rates continued to fall during 2009 and remain low in 2010, we could not assume interest rate decreases of any amount as the results of the decreasing rates scenario would not be meaningful. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%.
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
200 bp Increase
March 31, 2010
Change in net interest income	$17,442
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures as of March 31, 2010, and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could materially affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There has not been any material change in the risk factors previously disclosed in the Company’s 2009 Form 10-K for the fiscal year ended December 31, 2009.
ITEM 5. EXHIBITS
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

TEXAS CAPITAL BANCSHARES, INC.
Date: April 22, 2010	/s/ Peter B. Bartholow
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