Form 10-Q
period 2010-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2010-07-22
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2010

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
     On July 21, 2010, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:
Common Stock, par value $0.01 per share 36,776,836

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended June 30, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(In thousands except per share data)

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009

Interest income
Interest and fees on loans	$64,935	$56,455	$126,504	$108,367
Securities	2,491	3,544	5,217	7,395
Federal funds sold	40	9	42	24
Deposits in other banks	6	5	15	33

Total interest income	67,472	60,013	131,778	115,819
Interest expense
Deposits	8,420	8,769	16,178	20,348
Federal funds purchased	244	740	609	1,358
Repurchase agreements	2	14	6	28
Other borrowings	1	570	48	1,748
Trust preferred subordinated debentures	920	1,118	1,824	2,318

Total interest expense	9,587	11,211	18,665	25,800

Net interest income	57,885	48,802	113,113	90,019
Provision for credit losses	14,500	11,000	28,000	19,500

Net interest income after provision for credit losses	43,385	37,802	85,113	70,519
Non-interest income
Service charges on deposit accounts	1,539	1,614	3,022	3,139
Trust fee income	980	952	1,934	1,836
Bank owned life insurance (BOLI) income	481	423	952	697
Brokered loan fees	2,221	2,670	4,125	4,702
Equipment rental income	1,196	1,453	2,540	2,909
Other	1,619	304	2,411	1,033

Total non-interest income	8,036	7,416	14,984	14,316
Non-interest expense
Salaries and employee benefits	21,393	18,000	41,462	34,219
Net occupancy expense	3,032	3,387	6,046	6,141
Leased equipment depreciation	1,035	1,115	2,094	2,238
Marketing	1,101	655	1,888	1,210
Legal and professional	3,298	3,291	5,248	5,542
Communications and data processing	911	979	1,927	1,815
FDIC insurance assessment	2,241	3,493	4,109	5,040
Allowance and other carrying costs for OREO	808	378	3,100	1,578
Other	5,299	4,075	10,430	7,896

Total non-interest expense	39,118	35,373	76,304	65,679

Income from continuing operations before income taxes	12,303	9,845	23,793	19,156
Income tax expense	4,187	3,363	8,077	6,549

Income from continuing operations	8,116	6,482	15,716	12,607
Loss from discontinued operations (after-tax)	(54)	(44)	(109)	(139)

Net income	8,062	6,438	15,607	12,468
Preferred stock dividends	—	4,453	—	5,383

Net income available to common stockholders	$8,062	$1,985	$15,607	$7,085

Basic earnings per common share:
Income from continuing operations	$.22	$.06	$.43	$.22
Net income	$.22	$.06	$.43	$.22

Diluted earnings per common share:
Income from continuing operations	$.22	$.06	$.42	$.22
Net income	$.22	$.06	$.42	$.22
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$93,159	$80,459
Federal funds sold	27,990	44,980
Securities, available-for-sale	227,029	266,128
Loans held for sale	997,150	693,504
Loans held for sale from discontinued operations	582	586
Loans held for investment (net of unearned income)	4,462,830	4,457,293
Less: Allowance for loan losses	74,881	67,931

Loans held for investment, net	4,387,949	4,389,362
Premises and equipment, net	11,065	11,189
Accrued interest receivable and other assets	207,486	202,890
Goodwill and intangible assets, net	9,644	9,806

Total assets	$5,962,054	$5,698,904

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$1,120,664	$899,492
Interest bearing	3,394,648	2,837,163
Interest bearing in foreign branches	410,757	384,070

Total deposits	4,926,069	4,120,725

Accrued interest payable	2,503	2,468
Other liabilities	29,352	23,916
Federal funds purchased	309,722	580,519
Repurchase agreements	13,812	25,070
Other borrowings	53,112	351,440
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	5,447,976	5,217,544

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value
Authorized shares — 10,000,000
Issued shares	—	—
Common stock, $.01 par value:
Authorized shares — 100,000,000
Issued shares —36,777,253 and 35,919,941 at June 30, 2010 and December 31, 2009, respectively	368	359
Additional paid-in capital	342,724	326,224
Retained earnings	164,227	148,620
Treasury stock (shares at cost: 417 at June 30, 2010 and December 31, 2009)	(8)	(8)
Accumulated other comprehensive income, net of taxes	6,767	6,165

Total stockholders’ equity	514,078	481,360

Total liabilities and stockholders’ equity	$5,962,054	$5,698,904

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands except share data)

	Preferred Stock		Common Stock				Treasury Stock
										Accumulated Other
					Additional					Comprehensive
					Paid-in				Deferred	Income, Net of
	Shares	Amount	Shares	Amount	Capital	Retained Earnings	Shares	Amount	Compensation	Taxes	Total

Balance at December 31, 2008	—	$—	30,971,189	$310	$255,051	$129,851	(84,691)	$(581)	$573	$1,869	$387,073
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	12,468	—	—	—	—	12,468
Change in unrealized gain on available-for-sale securities, net of taxes of $1,553 (unaudited)	—	—	—	—	—	—	—	—	—	2,885	2,885

Total comprehensive income (unaudited)											15,353
Tax expense related to exercise of stock options (unaudited)	—	—	—	—	(129)	—	—	—	—	—	(129)
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	2,889	—	—	—	—	—	2,889
Deferred compensation (unaudited)	—	—	—	—	—	—	84,274	573	(573)	—	—
Issuance of stock related to stock-based awards (unaudited)	—	—	117,472	1	612	—	—	—	—	—	613
Issuance of common stock (unaudited)	—	—	4,600,000	46	59,400	—	—	—	—	—	59,446
Issuance of preferred stock and related warrant (unaudited)	75,000	70,836	—	—	4,164	—	—	—	—	—	75,000
Repurchase of preferred stock (unaudited)	(75,000)	(71,069)	—	—	—	(3,931)	—	—	—	—	(75,000)
Preferred stock dividend and accretion of preferred stock discount (unaudited)	—	233	—	—	—	(1,452)	—	—	—	—	(1,219)

Balance at June 30, 2009 (unaudited)	—	$—	35,688,661	$357	$321,987	$136,936	(417)	$(8)	$—	$4,754	$464,026

Balance at December 31, 2009	—	$—	35,919,941	$359	$326,224	$148,620	(417)	$(8)	$—	$6,165	$481,360
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	15,607	—	—	—	—	15,607
Change in unrealized gain on available-for-sale securities, net of taxes of $324 (unaudited)	—	—	—	—	—	—	—	—	—	602	602

Total comprehensive income (unaudited)											16,209
Tax expense related to exercise of stock options (unaudited)	—	—	—	—	286	—	—	—	—	—	286
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	3,166	—	—	—	—	—	3,166
Issuance of stock related to stock-based awards (unaudited)	—	—	125,077	2	596	—	—	—	—	—	598
Issuance of common stock (unaudited)	—	—	732,235	7	12,452	—	—	—	—	—	12,459

Balance at June 30, 2010 (unaudited)	—	$—	36,777,253	$368	$342,724	$164,227	(417)	$(8)	$—	$6,767	$514,078

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Six months ended June 30
	2010	2009
Operating activities
Net income from continuing operations	$15,716	$12,607
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for credit losses	28,000	19,500
Depreciation and amortization	3,796	4,087
Amortization and accretion on securities	75	128
Bank owned life insurance (BOLI) income	(952)	(697)
Stock-based compensation expense	3,166	2,889
Tax benefit from stock option exercises	286	(129)
Excess tax benefits from stock-based compensation arrangements	816	369
Originations of loans held for sale	(7,572,908)	(8,990,736)
Proceeds from sales of loans held for sale	7,269,262	8,942,435
Loss on sale of assets	32	—
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(7,766)	(14,675)
Accrued interest payable and other liabilities	6,375	(3,700)

Net cash (used in) operating activities of continuing operations	(254,102)	(27,922)
Net cash (used in) operating activities of discontinued operations	(105)	(82)

Net cash (used in) operating activities	(254,207)	(28,004)

Investing activities
Maturities and calls of available-for-sale securities	3,650	28,500
Principal payments received on available-for-sale securities	36,301	46,375
Net (increase) in loans held for investment	(27,725)	(192,862)
Purchase of premises and equipment, net	(1,507)	(3,389)
Proceeds from sale of foreclosed assets	1,996	—

Net cash provided by (used in) investing activities of continuing operations	12,715	(121,376)

Financing activities
Net increase in deposits	805,344	310,395
Proceeds from issuance of stock related to stock-based awards	598	60,059
Proceeds from issuance of preferred stock and related warrants	—	75,000
Proceeds from issuance of common stock	12,459	—
Repurchase of preferred stock	—	(75,000)
Dividends paid	—	(1,219)
Net decrease in other borrowings	(309,586)	(503,825)
Excess tax benefits from stock-based compensation arrangements	(816)	(369)
Net increase (decrease) in federal funds purchased	(270,797)	282,790

Net cash provided by financing activities of continuing operations	237,202	147,831

Net decrease in cash and cash equivalents	(4,290)	(1,549)
Cash and cash equivalents at beginning of period	125,439	82,027

Cash and cash equivalents at end of period	$121,149	$80,478

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$18,630	$28,530
Cash paid during the period for income taxes	12,767	10,700
Non-cash transactions:
Transfers from loans/leases to OREO and other repossessed assets	19,358	5,501
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
Accumulated Other Comprehensive Income, net
Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income (loss), net. Accumulated comprehensive income (loss), net for the six months ended June 30, 2010 and 2009 is reported in the accompanying consolidated statements of changes in stockholders’ equity.
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

(2) EARNINGS PER COMMON SHARE
The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009

Numerator:
Net income from continuing operations	$8,116	$6,482	$15,716	$12,607
Preferred stock dividends	—	4,453	—	5,383

Net income from continuing operations available to common shareholders	8,116	2,029	15,716	7,224
Loss from discontinued operations	(54)	(44)	(109)	(139)

Net income available to common shareholders	$8,062	$1,985	$15,607	$7,085

Denominator:
Denominator for basic earnings per share-weighted average shares	36,669,518	33,784,178	36,431,766	32,396,804
Effect of employee stock options (1)	658,541	82,059	584,649	85,018
Effect of warrants to purchase common stock	158,726	—	120,779	—

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	37,486,785	33,866,237	37,137,194	32,481,822

Basic earnings per common share from continuing operations	$.22	$.06	$.43	$.22
Basic earnings per common share from discontinued operations	—	—	—	—

Basic earnings per common share	$.22	$.06	$.43	$.22

Diluted earnings per share from continuing operations	$.22	$.06	$.42	$.22
Diluted earnings per share from discontinued operations	—	—	—	—

Diluted earnings per common share	$.22	$.06	$.42	$.22

(1)	Stock options outstanding of 1,235,969 at June 30, 2010 and 1,966,330 at June 30, 2009 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Stock options and SARs are anti-dilutive when the exercise price is higher than the average market price of our common stock.
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

Our net unrealized gain on the available-for-sale securities portfolio value increased from a gain of $9.5 million, which represented 3.70% of the amortized cost at December 31, 2009, to a gain of $10.4 million, which represented 4.81% of the amortized cost at June 30, 2010.
The following is a summary of securities (in thousands):

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale Securities:
Residential mortgage-backed securities	$165,472	$8,579	$(4)	$174,047
Corporate securities	5,000	—	—	5,000
Municipals	38,640	1,581	—	40,221
Equity securities (1)	7,506	255	—	7,761

	$216,618	$10,415	$(4)	$227,029

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale Securities:
Residential mortgage-backed securities	$201,824	$8,192	$(29)	$209,987
Corporate securities	5,000	—	(317)	4,683
Municipals	42,314	1,514	(2)	43,826
Equity securities (1)	7,506	126	—	7,632

	$256,644	$9,832	$(348)	$266,128

(1)	Equity securities consist of Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands, except percentage data):

	At June 30, 2010
		After One	After Five
	Less Than	Through	Through	After Ten
	One Year	Five Years	Ten Years	Years	Total

Available-for-sale:
Residential mortgage-backed securities: (1)
Amortized cost	$18,212	$22,087	$59,314	$65,859	$165,472
Estimated fair value	18,350	22,679	63,391	69,627	174,047
Weighted average yield (3)	4.349%	4.374%	4.800%	4.221%	4.463%
Corporate securities:
Amortized cost	5,000	—	—	—	5,000
Estimated fair value	5,000	—	—	—	5,000
Weighted average yield (3)	7.375%	—	—	—	7.375%
Municipals: (2)
Amortized cost	2,702	21,441	14,497	—	38,640
Estimated fair value	2,735	22,417	15,069	—	40,221
Weighted average yield (3)	4.798%	5.408%	5.746%	—	5.493%
Equity securities:
Amortized cost	7,506	—	—	—	7,506
Estimated fair value	7,761	—	—	—	7,761

Total available-for-sale securities:
Amortized cost					$216,618

Estimated fair value					$227,029

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.
Securities with carrying values of approximately $152.3 million were pledged to secure certain borrowings and deposits at June 30, 2010. Of the pledged securities at June 30, 2010, approximately $122.0 million were pledged for certain deposits, and approximately $30.3 million were pledged for repurchase agreements.
The following table discloses, as of June 30, 2010 and June 30, 2009, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):
June 30, 2010

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed securities	$—	$—	$2,247	$(4)	$2,247	$(4)
Corporate securities	—	—	—	—	—	—

	$—	$—	$2,247	$(4)	$2,247	$(4)

December 31, 2009

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed securities	$452	$(1)	$2,553	$(28)	$3,005	$(29)
Corporate securities	—	—	4,683	(317)	4,683	(317)
Municipals	1,018	(2)	—	—	1,018	(2)

	$1,470	$(3)	$7,236	$(345)	$8,706	$(348)

At June 30, 2010, the number of investment positions in this unrealized loss position totals 1. We do not believe these unrealized losses are “other than temporary” as (1) we do not have the intent to sell any of the securities in the table above, and (2) it is not probable that we will be unable to collect the amounts contractually due. The unrealized losses noted are interest rate related, and losses have decreased as rates have decreased in 2009 and remained low during 2010. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.
(4) LOANS AND ALLOWANCE FOR LOAN LOSSES
At June 30, 2010 and December 31, 2009, loans were as follows (in thousands):

	June 30,	December 31,
	2010	2009

Commercial	$2,426,940	$2,457,533
Construction	395,266	669,426
Real estate	1,556,985	1,233,701
Consumer	16,107	25,065
Leases	94,567	99,129

Gross loans held for investment	4,489,865	4,484,854
Deferred income (net of direct origination costs)	(27,035)	(27,561)
Allowance for loan losses	(74,881)	(67,931)

Total loans held for investment, net	4,387,949	4,389,362
Loans held for sale	997,150	693,504

Total	$5,385,099	$5,082,866

We continue to lend primarily in Texas. As of June 30, 2010, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.
Allowance for Loan Losses
Activity in the allowance for loan losses was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Balance at the beginning of the period	$71,705	$50,145	$67,931	$45,365
Provision for loan losses	15,729	10,975	28,783	18,363
Net charge-offs:
Loans charged-off	12,660	6,887	21,991	9,523
Recoveries	107	53	158	81

Net charge-offs	12,553	6,834	21,833	9,442

Balance at the end of the period	$74,881	$54,286	$74,881	$54,286

The change in the allowance for off-balance sheet credit losses is summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Balance at the beginning of the period	$3,394	$2,582	$2,948	$1,470
Provision (benefit) for off-balance sheet credit losses	(1,229)	25	(783)	1,137

Balance at the end of the period	$2,165	$2,607	$2,165	$2,607

Reserves on impaired loans were $18.8 million at June 30, 2010.
(5) OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO
The table below presents a summary of the activity related to OREO (in thousands):

	Six months ended June 30,
	2010	2009

Beginning balance	$27,264	$25,904
Additions	19,358	14,883
Sales	(2,040)	(9,383)
Valuation allowance for OREO	(2,394)	—
Direct write-downs	(111)	—

Ending balance	$42,077	$31,404

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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit-worthiness on a case-by-case basis, and obligations to extend credit are subject to borrowers’ adherence to credit agreements. Failure to comply with certain conditions of the credit agreement may eliminate our requirement to fund committed amounts.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

June 30, 2010
Financial instruments whose contract amounts represent credit risk (in thousands):

Commitments to extend credit	$1,261,194
Standby letters of credit	64,583

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. As shown below, the Company’s capital ratios exceed the regulatory definition of well capitalized as of June 30, 2010 and 2009. As of June 30, 2009, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

	June 30,
	2010	2009

Risk-based capital:
Tier 1 capital	11.00%	11.20%
Total capital	12.26%	12.33%
Leverage	10.69%	10.56%
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

	Three months ended June 30		Six months ended June 30
(in thousands)	2010	2009	2010	2009

Stock- based compensation expense recognized:
Unvested options	$60	$168	$170	$348
SARs	498	413	976	808
RSUs	1,037	884	2,020	1,735

Total compensation expense recognized	$1,595	$1,465	$3,166	$2,891

	June 30, 2010	June 30, 2010
	Options	SARs and RSUs

Unrecognized compensation expense related to unvested awards	$49	$13,163
Weighted average period over which expense is expected to be recognized, in years	.50	1.88
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
During the three months ended June 30, 2010 and June 30, 2009, the loss from discontinued operations was $54,000 and $44,000, net of taxes, respectively. For the six months ended June 30, 2010 and 2009, the loss from discontinued operations was $109,000 and $139,000, respectively. The 2010 and 2009 losses are primarily related to continuing legal and salary expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $582,000 in loans held for sale from discontinued operations that are carried at the estimated market value at quarter-end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of June 30, 2010 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.
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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation. This category also includes impaired loans and OREO where collateral values have been based on third party appraisals; however, due to current economic conditions, comparative sales data typically used in appraisals may be unavailable or more subjective due to lack of market activity. Additionally, this category includes certain mortgage loans that are transferred from loans held for sale to loans held for investment at a lower of cost or fair value.
Assets and liabilities measured at fair value at June 30, 2010 are as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3

Available for sale securities: (1)
Mortgage-backed securities	$—	$174,047	$—
Corporate securities	—	5,000	—
Municipals	—	40,221	—
Other	—	7,761	—
Loans (2) (4)	—	—	69,226
OREO (3) (4)	—	—	42,077
Derivative asset (5)	—	8,400	—
Derivative liability (5)	—	(8,400)	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Includes certain mortgage loans that have been transferred to loans held for investment from loans held for sale at the lower of cost or market. Also, includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(3)	OREO is transferred from loans to OREO at fair value less selling costs.

(4)	Fair value of loans and OREO is measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.

(5)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.
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
Loans During the three months ended June 30, 2010, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. The $69.2 million total above includes impaired loans at June 30, 2010 with a carrying value of $72.1 million that were reduced by specific valuation allowance allocations totaling $8.7 million for a total reported fair value of $63.4 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity. Also included in this total are $6.8 million in mortgage warehouse loans that were reduced by specific valuation allowance allocations totaling $1.0 million, for a total reported fair value of $5.8 million. Certain mortgage loans that are transferred from loans held for sale to loans held for investment are valued based on third party broker pricing. As the dollar amount and number of loans being valued is very small, a comprehensive market analysis is not obtained or considered necessary. Instead, we conduct a general polling of one or more mortgage brokers for indications of general market prices for the types of mortgage valued based on third party broker pricing. As the dollar amount and number of loans being valued is very small, a comprehensive market analysis is not obtained or considered necessary. Instead, we conduct a general polling of one or more mortgage brokers for indications of general market prices for the types of mortgage loans being valued, and we consider values based on recent experience in selling loans of like terms and comparable quality.
OREO Certain foreclosed assets, upon initial recognition, were valued based on third party appraisals. At June 30, 2010, OREO with a carrying value of $51.0 million was reduced by specific valuation allowance allocations totaling $8.9 million for a total reported fair value of $42.1 million based on valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.
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
A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$121,149	$121,149	$125,439	$125,439
Securities, available-for-sale	227,029	227,029	266,128	266,128
Loans held for sale	997,150	997,150	693,504	693,504
Loans held for sale from discontinued operations	582	582	586	586
Loans held for investment, net	4,387,949	4,400,861	4,389,362	4,542,572
Derivative asset	8,400	8,400	1,837	1,837
Deposits	4,926,069	4,926,103	4,120,725	4,121,993
Federal funds purchased	309,722	309,722	580,519	580,519
Borrowings	66,924	66,928	376,510	376,510
Trust preferred subordinated debentures	113,406	113,588	113,406	113,876
Derivative liability	8,400	8,400	1,837	1,837
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
(11) STOCKHOLDERS’ EQUITY
On January 27, 2010, we announced that we entered into an Equity Distribution Agreement with Morgan Stanley & Co. Incorporated, pursuant to which we may, from time to time, offer and sell shares of our common stock, having aggregate gross sales proceeds of up to $40,000,000. Sales of the shares are being made by means of brokers’ transactions on or through the NASDAQ Global Select Market at market prices prevailing at the time of the sale or as otherwise agreed to by the Company and Morgan Stanley. As of June 30, 2010, we have sold 732,235 shares at an average price of $17.58. Net proceeds of $12.5 million are being used for general corporate purposes.
We had comprehensive income of $8.5 million for the three months ended June 30, 2010 and comprehensive income of $6.1 million for the three months ended June 30, 2009. Comprehensive income during the three months ended June 30, 2010 included a net after-tax gain of $417,000, and comprehensive income during the three months ended June 30, 2009 included a net after-tax loss of $352,000 due to changes in the net unrealized gains/losses on securities available-for-sale.
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
FASB ASC 310 Receivables, Sub-Topic 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”) was amended to clarify that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC 310 Subtopic 310-40 Troubled Debt Restructurings by Creditors. The new authoritative accounting guidance under Subtopic 310-30 will be effective in the third quarter of 2010. We do not expect this amendment to have a significant impact on our financial statements.

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended			For the three months ended
	June 30, 2010			June 30, 2009
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate
Assets
Securities — taxable	$193,542	$2,126	4.41%	$280,372	$3,124	4.47%
Securities — non-taxable(2)	39,635	562	5.69%	45,901	646	5.64%
Federal funds sold	91,564	40	0.18%	5,649	9	0.64%
Deposits in other banks	12,449	6	0.19%	12,268	5	0.16%
Loans held for sale from continuing operations	664,474	8,244	4.98%	656,462	7,727	4.72%
Loans	4,459,790	56,691	5.10%	4,124,937	48,728	4.74%
Less reserve for loan losses	71,536	—	—	51,601	—	—

Loans, net of reserve	5,052,728	64,935	5.15%	4,729,798	56,455	4.79%

Total earning assets	5,389,918	67,669	5.04%	5,073,988	60,239	4.76%
Cash and other assets	261,668			251,960

Total assets	$5,651,586			$5,325,948

Liabilities and Stockholders’ Equity
Transaction deposits	$484,900	$389	0.32%	$135,756	$55	0.16%
Savings deposits	2,054,199	4,047	0.79%	974,275	2,003	0.82%
Time deposits	832,973	2,808	1.35%	1,082,691	5,105	1.89%
Deposits in foreign branches	380,361	1,176	1.24%	394,251	1,606	1.63%

Total interest bearing deposits	3,752,433	8,420	0.90%	2,586,973	8,769	1.36%
Other borrowings	222,427	247	0.45%	1,404,881	1,324	0.38%
Trust preferred subordinated debentures	113,406	920	3.25%	113,406	1,118	3.95%

Total interest bearing liabilities	4,088,266	9,587	0.94%	4,105,260	11,211	1.10%
Demand deposits	1,024,292			724,487
Other liabilities	24,693			18,899
Stockholders’ equity	514,335			477,302

Total liabilities and stockholders’ equity	$5,651,586			$5,325,948

Net interest income		$58,082			$49,028

Net interest margin			4.32%			3.88%
Net interest spread			4.10%			3.66%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

Additional information from discontinued operations:

Loans held for sale	$583			$582
Borrowed funds	583			582
Net interest income		$12			$14
Net interest margin — consolidated			4.32%			3.88%

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the six months ended			For the six months ended
	June 30, 2010			June 30, 2009
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate
Assets
Securities — taxable	$202,530	$4,467	4.45%	$300,973	$6,555	4.39%
Securities — non-taxable(2)	40,639	1,154	5.73%	45,978	1,292	5.67%
Federal funds sold	49,750	42	0.17%	10,260	24	0.47%
Deposits in other banks	12,453	15	0.24%	11,740	33	0.57%
Loans held for sale from continuing operations	561,538	13,734	4.93%	622,122	14,214	4.61%
Loans	4,437,001	112,770	5.13%	4,073,842	94,153	4.66%
Less reserve for loan losses	69,144	—	—	49,157	—	—

Loans, net of reserve	4,929,395	126,504	5.18%	4,646,807	108,367	4.70%

Total earning assets	5,234,767	132,182	5.09%	5,015,758	116,271	4.67%
Cash and other assets	286,262			245,379

Total assets	$5,521,029			$5,261,137

Liabilities and Stockholders’ Equity
Transaction deposits	$425,383	$653	0.31%	$132,819	$99	0.15%
Savings deposits	1,914,476	7,571	0.80%	860,447	3,423	0.80%
Time deposits	836,875	5,595	1.35%	1,179,719	13,171	2.25%
Deposits in foreign branches	367,155	2,359	1.30%	419,261	3,655	1.76%

Total interest bearing deposits	3,543,889	16,178	0.92%	2,592,246	20,348	1.58%
Other borrowings	341,292	663	0.39%	1,386,389	3,134	0.46%
Trust preferred subordinated debentures	113,406	1,824	3.24%	113,406	2,318	4.12%

Total interest bearing liabilities	3,998,587	18,665	0.94%	4,092,041	25,800	1.27%
Demand deposits	990,513			680,838
Other liabilities	26,658			21,247
Stockholders’ equity	505,271			467,011

Total liabilities and stockholders’ equity	$5,521,029			$5,261,137

Net interest income		$113,517			$90,471

Net interest margin			4.37%			3.64%
Net interest spread			4.15%			3.40%

(3)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(4)	Taxable equivalent rates used where applicable.

Additional information from discontinued operations:

Loans held for sale	$584			$614
Borrowed funds	584			614
Net interest income		$25			$28
Net interest margin — consolidated			4.37%			3.64%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Summary of Performance
We reported net income of $8.1 million for the second quarter of 2010 compared to $6.5 million for the second quarter of 2009. We reported net income available to common shareholders of $8.1 million, or $.22 per diluted common share, for the second quarter of 2010 compared to $2.0 million, or $.06 per diluted common share, for the second quarter of 2009. Return on average equity was 6.33% and return on average assets was .58% for the second quarter of 2010, compared to 5.45% and   .49%, respectively, for the second quarter of 2009. Net income for the six months ended June 30, 2010, totaled $15.7 million compared to $12.6 million for the same period in 2009. Net income available to common shareholders was $15.7 million, or $.42 per diluted common share, for the six months ended June 30, 2010, compared to $7.2 million, or $.22 per diluted common share, for the same period in 2009. Return on average equity was 6.27% and return on average assets was .57% for the six months ended June 30, 2010 compared to 5.44% and .48%, respectively, for the same period in 2009.
Net income increased $1.6 million, or 25%, for the three months ended June 30, 2010, and net income available to common shareholders increased $6.1 million, or 300%, for the three months ended June 30, 2010 compared to the same period in 2009; and increased $3.1 million, or 25%, and increased $8.5 million, or 118%, respectively, for the six months ended June 30, 2010 compared to the same period in 2009. The $1.6 million increase during the three months ended June 30, 2010 was primarily the result of a $9.1 million increase in net interest income and $620,000 increase in non-interest income, offset by a $3.5 million increase in the provision for credit losses, a $3.7 million increase in non-interest expense and an $824,000 increase in income tax expense. The $3.1 million increase during the six months ended June 30, 2010 was primarily the result of a $23.1 million increase in net interest income and a $668,000 increase in non-interest income, offset by an $8.5 million increase in the provision for credit losses, a $10.6 million increase in non-interest income and a $1.5 million increase in income tax expense.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income was $57.9 million for the second quarter of 2010, compared to $48.8 million for the second quarter of 2009. The increase was due to an increase in average earning assets of $315.9 million as compared to the second quarter of 2009 and an increase in the net interest margin from 3.88% to 4.32%. The increase in average earning assets included a $334.9 million increase in average loans held for investment and an $8.0 million increase in loans held for sale, offset by a $93.1 million decrease in average securities. For the quarter ended June 30, 2010, average net loans and securities represented 95% and 4%, respectively, of average earning assets compared to 94% and 6% in the same quarter of 2009.
Average interest bearing liabilities decreased $17.0 million from the second quarter of 2010, which included a $1.17 billion increase in interest bearing deposits offset by a $1.18 billion decrease in other borrowings. The significant decrease in average other borrowings is a result of the growth in demand and interest bearing deposits, reducing the need for borrowed funds. The average cost of interest bearing deposits and borrowed funds decreased from 1.01% for the quarter ended June 30, 2009 to .87% for the same period of 2010.
Net interest income was $113.1 million for the six months ended of 2010, compared to $90.0 million for the same period of 2009. The increase was due to an increase in average earning assets of $219.0 million as compared to June 30, 2009 and an increase in the net interest margin from $3.64% to 4.37%. The increase in average earning assets included a $363.2 million increase in average loans held for investment, offset by a decrease of $60.6 million in loans held for sale and a $103.8 million decrease in average securities. For the six months ended June 30, 2010, average net loans and securities represented 95% and 5%, respectively, of average earning assets compared to 93% and 7% in the same quarter of 2009.
Average interest bearing liabilities decreased $93.5 million compared to the first six months of 2009, which included a $951.6 million increase in interest bearing deposits offset by a $1.0 billion decrease in other borrowings. The significant decrease in average other borrowings is a result of the growth in demand and interest bearing deposits and the reduction in average balances of loans held for sale, reducing the need for borrowed funds. The average cost of interest bearing deposits and borrower funds decreased from 1.19% for the six months ended June 30, 2009 to .87% for the same period of 2010.

The following table presents the changes (in thousands) in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.

	Three months ended			Six months ended
	June 30, 2010/2009			June 30, 2010/2009
		Change Due To (1)			Change Due To (1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate

Interest income:
Securities(2)	$(1,082)	$(1,062)	$(20)	$(2,226)	$(2,294)	$68
Loans held for sale	517	94	423	(480)	(1,386)	906
Loans held for investment	7,963	3,956	4,007	18,617	8,393	10,224
Federal funds sold	31	137	(106)	18	92	(74)
Deposits in other banks	1	—	1	(18)	2	(20)

Total	7,430	3,125	4,305	15,911	4,807	11,104
Interest expense:
Transaction deposits	334	141	193	554	218	336
Savings deposits	2,044	2,220	(176)	4,148	4,193	(45)
Time deposits	(2,297)	(1,177)	(1,120)	(7,576)	(3,828)	(3,748)
Deposits in foreign branches	(430)	(57)	(373)	(1,296)	(454)	(842)
Borrowed funds	(1,275)	(1,114)	(161)	(2,965)	(2,363)	(602)

Total	(1,624)	13	(1,637)	(7,135)	(2,234)	(4,901)

Net interest income	$9,054	$3,112	$5,942	$23,046	$7,041	$16,005

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.
Net interest margin from continuing operations, the ratio of net interest income to average earning assets from continuing operations, was 4.32% for the second quarter of 2010 compared to 3.88% for the second quarter of 2009. This 44 basis point increase was a result of a steep decline in the costs of interest bearing liabilities and growth in non-interest bearing deposits and stockholders’ equity, as well as improved pricing on loans. Total cost of funding, including demand deposits and stockholders’ equity decreased from 0.84% for the second quarter of 2009 to .68% for the second quarter of 2010. The benefit of the reduction in funding costs was complimented by a 28 basis point increase in yields on earning assets.
Non-interest Income
The components of non-interest income were as follows (in thousands):

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009

Service charges on deposit accounts	$1,539	$1,614	$3,022	$3,139
Trust fee income	980	952	1,934	1,836
Bank owned life insurance (BOLI) income	481	423	952	697
Brokered loan fees	2,221	2,670	4,125	4,702
Equipment rental income	1,196	1,453	2,540	2,909
Other	1,619	304	2,411	1,033

Total non-interest income	$8,036	$7,416	$14,984	$14,316

Non-interest income increased $620,000 during the three months ended June 30, 2010 to $8.0 million compared to $7.4 million during the same period of 2009 primarily related to a $1.3 million increase in other non-interest income due to gains on sale of leased equipment. Offsetting this increase was a $449,000 decrease in brokered loan fees related to a decline in volume, and a $257,000 decrease in equipment rental income related to a decline in the leased equipment portfolio.
Non-interest income increased $668,000 during the six months ended June 30, 2010 to $15.0 million compared to $14.3 million during the same period of 2009 primarily related to a $1.4 million increase in other non-interest income due to gains on sale of leased equipment. Offsetting this increase was a $577,000 decrease in brokered loan fees related to a decline in volume, and a $369,000 decrease in equipment rental income related to a decline in the leased equipment portfolio.
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
Non-interest Expense
The components of non-interest expense were as follows (in thousands):

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009

Salaries and employee benefits	$21,393	$18,000	$41,462	$34,219
Net occupancy expense	3,032	3,387	6,046	6,141
Leased equipment depreciation	1,035	1,115	2,094	2,238
Marketing	1,101	655	1,888	1,210
Legal and professional	3,298	3,291	5,248	5,542
Communications and data processing	911	979	1,927	1,815
FDIC insurance assessment	2,241	3,493	4,109	5,040
Allowance and other carrying costs for OREO	808	378	3,100	1,578
Other	5,299	4,075	10,430	7,896

Total non-interest expense	$39,118	$35,373	$76,304	$65,679

Non-interest expense for the second quarter of 2010 increased $3.7 million, or 10%, to $39.1 million from $35.4 million in the second quarter of 2009. The increase is primarily attributable to a $3.4 million increase in salaries and employee benefits to $21.4 million from $18.0 million, which was primarily due to general business growth.
Occupancy expense for the three months ended June 30, 2010 decreased $355,000, or 10%, compared to the same quarter in 2009 as a result of additional expenses incurred in 2009 related to the relocation of our new corporate headquarters and new operations center.
Marketing expense for the three months ended June 30, 2010 increased $446,000, or 68%, compared to the same quarter in 2009, which was primarily due to general business growth.
Legal and professional expense for the three months ended June 30, 2010 was consistent with the same quarter in 2009.
FDIC insurance assessment expense decreased by $1.3 million from $3.5 million in 2009 to $2.2 million. The second quarter of 2009 included a special one-time assessment of $2.4 million.
Allowance and other carrying costs for OREO increased $430,000 for the three months ended June 30, 2010 related to deteriorating values of assets held in OREO. Of the $808,000 expense for the second quarter of 2010, $557,000 was related to increasing the valuation allowance during the quarter.
Other non-interest expense for the three months ended June 30, 2010 increased $1.2 million, or 30%, compared to the same quarter in 2009 related to general business growth.
Non-interest expense for the first six months of 2010 increased $10.6 million, or 16%, to $76.3 million from $65.7 million for the same period of 2009. The increase is primarily attributable to a $7.3 million increase in salaries and employee benefits to $41.5 million from $34.2 million, which was primarily due to general business growth.
Occupancy expense for the six months ended June 30, 2010 decreased $95,000, or 2%, compared to the same period in 2009 as a result of additional expenses incurred in 2009 related to the relocation of our new corporate headquarters and new operations center.

Marketing expense for the six months ended June 30, 2010 increased $678,000, or 56%, compared to the same period in 2009.
Legal and professional expense for the six months ended June 30, 2010 decreased $294,000, or 5%, compared to the same period in 2009.
FDIC insurance assessment expense for the six months ended June 30, 2010 decreased $931,000, or 18%, compared to the same period in 2009. The second quarter of 2009 included a special one-time assessment of $2.4 million.
Allowance and other carrying costs for OREO increased $1.5 million for the six months ended June 30, 2010 related to deteriorating values of assets held in OREO. Of the $3.0 million expense for the first half of 2010, $2.4 million was related to increasing the valuation allowance during the quarter and $111,000 related to direct write-downs of OREO balances.
Other non-interest expense for the six months ended June 30, 2010 increased $2.5 million, or 32%, compared to the same period in 2009 related to general business growth.
Analysis of Financial Condition
Loan Portfolio
Total loans net of allowance for loan losses at June 30, 2010 increased $302.2 million from December 31, 2009 to $5.4 billion. Combined commercial, construction, real estate, consumer loans and leases increased $5.0 million. Loans held for sale increased $303.6 million from December 31. We anticipate that overall loan growth during the remainder of 2010 will be less than experienced in prior years as a result of tightened credit standards and reduced demand for credit due to overall economic conditions.
Loans were as follows as of the dates indicated (in thousands):

	June 30,	December 31,
	2010	2009

Commercial	$2,426,940	$2,457,533
Construction	395,266	669,426
Real estate	1,556,985	1,233,701
Consumer	16,107	25,065
Leases	94,567	99,129

Gross loans held for investment	4,489,865	4,484,854
Deferred income (net of direct origination costs)	(27,035)	(27,561)
Allowance for loan losses	(74,881)	(67,931)

Total loans held for investment, net	4,387,949	4,389,362
Loans held for sale	997,150	693,504

Total	$5,385,099	$5,082,866

We continue to lend primarily in Texas. As of June 30, 2010, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.
We originate substantially all of the loans in our portfolio, except participations in residential mortgage loans held for sale, select loan participations and syndications, which are underwritten independently by us prior to purchase and certain USDA and SBA government guaranteed loans that we purchase in the secondary market. We also participate in syndicated loan relationships, both as a participant and as an agent. As of June 30, 2010, we have $380.7 million in syndicated loans, $90.4 million of which we acted as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans originated by us. In addition, as of June 30, 2010, $3.9 million of our syndicated loans were nonperforming and none are considered potential problem loans.
Summary of Loan Loss Experience
During the second quarter of 2010, we recorded net charge-offs in the amount of $12.6 million, compared to net charge-offs of $6.8 million for the same period in 2009. For the first half of 2010, the ratio of net charge-offs to loans held for investment was .99% compared to .47% for the same period in 2009. The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $74.9 million at June 30, 2010, $67.9 million at December 31, 2009 and $54.3 million at June 30, 2009. This represents 1.68%, 1.52% and 1.29% of loans held for investment (net of unearned income) at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. Including the $2.2 million of allowance for loss on off-balance sheet exposure, the total reserve percentage increased to 1.73% at June 30, 2010 from 1.59% and 1.35% of loans held for investment at December 31, 2009 and June 30, 2009, respectively. The total reserve percentage has increased over the past year as a result of the effects of national and regional economic conditions on borrowers and values of assets pledged as collateral.
The provision for credit losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $14.5 million during the second quarter of 2010 compared to $11.0 million in the second quarter of 2009 and $13.5 million in the first quarter of 2010.
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

Activity in the allowance for possible loan losses is presented in the following table (in thousands):

	Six months ended		Six months ended		Year ended
	June 30,		June 30,		December 31,
	2010		2009		2009

Reserve for loan losses:
Beginning balance	$67,931		$45,365		$45,365
Loans charged-off:
Commercial	14,204		1,787		4,000
Real estate — construction	6,209		1,881		6,508
Real estate — term	766		1,486		4,696
Consumer	—		419		502
Equipment leases	812		3,950		4,022

Total charge-offs	21,991		9,523		19,728
Recoveries:
Commercial	64		69		124
Real estate — construction	—		—		13
Real estate — term	14		—		53
Consumer	—		5		28
Equipment leases	80		7		54

Total recoveries	158		81		272

Net charge-offs	21,833		9,442		19,456
Provision for loan losses	28,783		18,363		42,022

Ending balance	$74,881		$54,286		$67,931

Reserve for off-balance sheet credit losses:
Beginning balance	$2,948		$1,470		$1,470
Provision (benefit) for off-balance sheet credit losses	(783)		1,137		1,478

Ending balance	$2,165		$2,607		$2,948

Total reserve for credit losses	$77,046		$56,893		$70,879

Total provision for credit losses	$28,000		$19,500		$43,500

Reserve for loan losses to loans held for investment (2)	1.68%		1.29%		1.52%

Net charge-offs to average loans P(1)(2)	.99%		.47%		.46%
Total provision for credit losses to average loans (1)(2)	1.27%		.97%		1.04%
Recoveries to total charge-offs	.72%		.85%		1.38%
Reserve for loan losses as a multiple of net charge-offs	3.4	x	5.7	x	3.5	x
Reserve for off-balance sheet credit losses to off-balance sheet credit commitments	.17%		.21%		.24%
Combined reserves for credit losses to loans held for investment (2)	1.73%		1.35%		1.59%

Non-performing assets: (4)
Non-accrual loans	$138,236		$49,592		$95,625
OREO (5)	42,077		31,404		27,264

Total	$180,313		$80,996		$122,889

Loans past due 90 days and still accruing (3)	$13,962		$3,539		$6,081

Reserve as a percent of non-performing loans (2)	.5	x	1.1	x	.7	x

(1)	Interim period ratios are annualized.

(2)	Excludes loans held for sale.

(3)	At June 30, 2010, December 31, 2009 and June 30, 2009, loans past due 90 days and still accruing includes premium finance loans for $1.7 million, $2.4 million and $1.7 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(4)	At June 30, 2010, December 31, 2009 and June 30, 2009, non-performing assets include $1.5 million, $2.6 million and $4.0 million, respectively, of mortgage warehouse loans which were transferred to the loans held for investment portfolio at lower of cost or market during the past eighteen months, and some were subsequently moved to OREO.

(5)	At June 30, 2010 and December 31, 2009, OREO balance is net of $8.9 million and $6.6 million valuation allowance, respectively.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type (in thousands):

	June 30,	June 30,	December 31,
	2010	2009	2009

Non-accrual loans:
Commercial	$54,862	$22,548	$34,021
Construction	47,952	23,123	44,598
Real estate	28,227	3,617	10,189
Consumer	351	96	273
Leases	6,844	208	6,544

Total non-accrual loans	$138,236	$49,592	$95,625

At June 30, 2010, our total non-accrual loans were $138.2 million. Of these, $54.9 million were characterized as commercial loans. This included a $19.9 million line of credit secured by oil and gas properties, a $6.4 million line of credit secured by single family residences and the borrower’s notes receivable, a $5.6 million line of credit secured by various single family properties, a $5.8 million line of credit secured by the assets of the borrower, a $4.2 million manufacturing loan secured by the assets of the borrower, a $3.9 million residence rehabilitation loan secured by single family residences, a $2.5 million loan secured by a first lien security interest in the borrower’s accounts receivable and assets, a $1.7 million loan secured by the borrower’s assets and a $2.4 million loan secured by the borrower’s assets. Non-accrual loans also included $48.0 million characterized as construction loans. This included a $12.1 million commercial real estate loan secured by condominiums, a $10.7 million line of credit secured by unimproved land, $5.4 million term loan secured by commercial lots, a $4.8 million commercial real estate loan secured by unimproved land, a $2.8 million line of credit secured by unimproved land, a $2.7 million line of credit secured by unimproved land, a $2.6 million line of credit secured by residential lots, $1.3 million in commercial real estate loans secured by single family residences, a $1.2 million line of credit secured by unimproved land, and a $1.0 million real estate investment loan secured by unimproved land. Non-accrual loans also included $28.2 million characterized as real estate loans. This included an $11.0 million line of credit secured by commercial property, a $6.9 million real estate loan secured by an apartment building and a $6.2 million term loan secured by rental properties. Also included in this category are $1.4 million in single family mortgages that were originated in our mortgage warehouse operation. The $6.8 million characterized as leases is comprised of commercial leases, of which $3.6 million is secured by heavy duty vehicles, $1.4 million is secured by hospital equipment and $1.7 million is secured by the assets of the lessor. Each of these loans and leases were reviewed for impairment and specific reserves were allocated as necessary and included in the allowance for loan losses as of June 30, 2010 to cover any probable loss.
At June 30, 2010, we had $14.0 million in loans past due 90 days and still accruing interest. At June 30, 2010, $1.7 million of the loans past due 90 days and still accruing are premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.
Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of June 30, 2010, none of our non-accrual loans were earning on a cash basis.
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
Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. Of the nonaccrual loans at June 30, 2010, $46.0 million met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history has been evidenced, generally no less than a year. If a restructured loan is on nonaccrual, it can be placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At June 30, 2010, we had $24.1 million in loans of this type which were not included in either non-accrual or 90 days past due categories. The increase in the amount of potential problem loans from June 2009 to June 2010 is consistent with the overall economic deterioration and the increase in nonperforming loans that we have experienced this year.
The table below presents a summary of the activity related to OREO (in thousands):

	For the six months ended June 30,
	2010	2009

Beginning balance	$27,264	$25,904
Additions	19,358	14,883
Sales	(2,040)	(9,383)
Valuation allowance for OREO	(2,394)	—
Direct write-downs	(111)	—

Ending balance	$42,077	$31,404

At June 30, 2010, our other real estate owned totaled $42.1 million, net of valuation reserves. This included an unimproved commercial real estate lot carried on our books at $4.0 million, residential real estate lots and undeveloped land carried at $5.3 million and residential lots carried at $2.0 million, a commercial office building carried at $13.0 million and unimproved retail land carried at $2.1 million. Also included is a commercial real estate property consisting of unimproved single family residential land carried at $3.4 million, a commercial multifamily real estate lot carried at $1.4 million, a commercial lot carried at $1.1 million, and office building carried at $2.1 million and residential condominiums carried at $1.8 million.
When foreclosure occurs, fair value, which is generally based on appraised values, may result in partial charge-off of a loan upon taking property, and so long as property is retained, subsequent reductions in appraised values will result in valuation adjustment taken as non-interest expense. In addition, if the decline in value is believed to be permanent and not just driven by market conditions, a direct write-down to the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure related to the appraised values during that holding period. During the six months ended June 30, 2010, we recorded $2.5 million in valuation expense. Of the $2.5 million, $2.4 million related to increases to the valuation allowance, and $111,000 related to direct write-downs.
Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2009 and for the six months ended June 30, 2010, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings.

Our liquidity needs have typically been fulfilled through growth in our core customer deposits, and supplemented with brokered deposits and borrowings as needed. Our goal is to obtain as much of our funding as possible from deposits of these core customers. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect. In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. These CDs are generally of short maturities, 30 to 90 days, and are used to supplement temporary differences in the growth in loans, including growth in specific categories of loans, compared to customer deposits. The following table summarizes our core customer deposits and brokered deposits as of June 30, 2010 (in thousands):

	June 30,	June 30,	December 31,
	2010	2009	2009

Deposits from core customers	$4,926.1	$2,861.3	$3,902.4
Deposits from core customers as a percent of total deposits	100.0%	78.5%	94.7%

Brokered deposits	$—	$782.3	$218.3
Brokered deposits as a percent of total deposits	0.0%	21.5%	5.3%

Average deposits from core customers (1)	$4,758.8	$2,873.9	$3,163.8
Average deposits from core customers as a percent of total quarterly average deposits (1)	99.6%	86.8%	85.7%

Average brokered deposits (1)	$17.9	$437.6	$527.5
Average brokered deposits as a percent of total quarterly average deposits (1)	0.4%	13.2%	14.3%

(1)	Annual averages presented for December 31, 2009.
We believe the Company has access to sources of brokered deposits of not less than an additional $3.3 billion. Based on the reduction in brokered CDs, customer deposits (total deposits minus brokered CDs) increased by $2.1 billion from June 30, 2009 and $1.0 billion from December 31, 2009.
Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our loans held for sale, due to their liquidity, short duration and interest spreads available. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes, and advances from the FHLB and the Federal Reserve. The following table summarizes our borrowings as of June 30, 2010 (in thousands):

Federal funds purchased	$309,722
Customer repurchase agreements	13,812
Treasury, tax and loan notes	3,015
FHLB borrowings	50,097
Trust preferred subordinated debentures	113,406

Total borrowings	$490,052

Maximum outstanding at any month-end during the year	$653,665

The following table summarizes our other borrowing capacities in excess of balances outstanding at June 30, 2010 (in thousands):

FHLB borrowing capacity relating to loans	$1,068,138
FHLB borrowing capacity relating to securities	54,529

Total FHLB borrowing capacity	$1,122,667

Unused federal funds lines available from commercial banks	$482,460
Our equity capital averaged $505.3 million for the six months ended June 30, 2010 as compared to $467.0 million for the same period in 2009. This increase reflects our retention of net earnings during this period. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.
On January 27, 2010, we announced that we entered into an Equity Distribution Agreement with Morgan Stanley & Co. Incorporated, pursuant to which we may, from time to time, offer and sell shares of our common stock, having aggregate gross sales proceeds of up to $40,000,000. Sales of the shares are being made by means of brokers’ transactions on or through the NASDAQ Global Select Market at market prices prevailing at the time of the sale or as otherwise agreed to by the Company and Morgan Stanley. As of June 30, 2010 we have sold 732,235 shares at an average price of $17.58. Net proceeds of $12.5 million, are being used for general corporate purposes.
Our capital ratios remain above the levels required to be well capitalized and have been enhanced with the additional capital raised since 2008 through June 30, 2010 and will allow us to grow organically with the addition of loan and deposit relationships.
Commitments and Contractual Obligations
The following table presents significant fixed and determinable contractual obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of June 30, 2010, our significant fixed and determinable contractual obligations to third parties were as follows (in thousands):

		After One but	After Three but
	Within One Year	Within Three Years	Within Five Years	After Five Years	Total
Deposits without a stated maturity (1)	$3,663,205	$—	$—	$—	$3,663,205
Time deposits (1)	1,219,847	25,362	16,879	776	1,262,864
Federal funds purchased (1)	309,722	—	—	—	309,722
Customer repurchase agreements (1)	13,812	—	—	—	13,812
Treasury, tax and loan notes (1)	3,015	—	—	—	3,015
FHLB borrowings (1)	50,000	—	97	—	50,097
Operating lease obligations (1) (2)	7,831	15,853	14,918	45,293	83,895
Trust preferred subordinated debentures (1)	—	—	—	113,406	113,406

Total contractual obligations	$5,267,432	$41,215	$31,894	$159,475	$5,500,016

(1)	Excludes interest.

(2)	Non-balance sheet item.
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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of June 30, 2010, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Interest Rate Sensitivity Gap Analysis
June 30, 2010
(In thousands)

	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance

Securities (1)	$51,896	$62,061	$55,291	$57,781	$227,029

Total variable loans	4,617,240	33,719	16,832	—	4,667,791
Total fixed loans	341,110	192,685	196,955	89,056	819,806

Total loans (2)	4,958,350	226,404	213,787	89,056	5,487,597

Total interest sensitive assets	$5,010,246	$288,465	$269,078	$146,837	$5,714,626

Liabilities:
Interest bearing customer deposits	$2,953,298	$—	$—	$—	$2,953,298
CDs & IRAs	491,655	317,435	25,362	17,655	852,107

Total interest bearing deposits	3,444,953	317,435	25,362	17,655	3,805,405

Repurchase agreements, Federal funds purchased, FHLB borrowings	376,549	—	—	97	376,646
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowings	376,549	—	—	113,503	490,052

Total interest sensitive liabilities	$3,821,502	$317,435	$25,362	$131,158	$4,295,457

GAP	1,188,744	(28,970)	243,716	15,679	—
Cumulative GAP	1,188,744	1,159,774	1,403,490	1,419,169	1,419,169

Demand deposits					$1,120,664
Stockholders’ equity					514,078

Total					$1,634,742

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.
The table above sets forth the balances as of June 30, 2010 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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
200 bp Increase
June 30, 2010
Change in net interest income	$15,963
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures as of June 30, 2010, and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could materially affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

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

TEXAS CAPITAL BANCSHARES, INC.
Date: July 22, 2010	/s/ Peter B. Bartholow
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