Form 10-Q
period 2010-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2010-10-21
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2010

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
     On October 20, 2010, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:
Common Stock, par value $0.01 per share 36,796,809

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended September 30, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(In thousands except per share data)

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009

Interest income
Interest and fees on loans	$70,293	$58,959	$196,797	$167,326
Securities	2,246	3,226	7,463	10,621
Federal funds sold	50	5	92	29
Deposits in other banks	11	7	26	40

Total interest income	72,600	62,197	204,378	178,016
Interest expense
Deposits	8,760	8,916	24,938	29,264
Federal funds purchased	259	586	868	1,944
Repurchase agreements	3	14	9	42
Other borrowings	—	125	48	1,873
Trust preferred subordinated debentures	972	990	2,796	3,308

Total interest expense	9,994	10,631	28,659	36,431

Net interest income	62,606	51,566	175,719	141,585
Provision for credit losses	13,500	13,500	41,500	33,000

Net interest income after provision for credit losses	49,106	38,066	134,219	108,585
Non-interest income
Service charges on deposit accounts	1,662	1,658	4,684	4,797
Trust fee income	1,013	1,000	2,947	2,836
Bank owned life insurance (BOLI) income	455	418	1,407	1,115
Brokered loan fees	3,272	2,120	7,397	6,822
Equipment rental income	792	1,291	3,332	4,200
Other	907	646	3,318	1,679

Total non-interest income	8,101	7,133	23,085	21,449
Non-interest expense
Salaries and employee benefits	21,872	19,569	63,334	53,788
Net occupancy expense	3,128	3,164	9,174	9,305
Leased equipment depreciation	580	1,050	2,674	3,288
Marketing	1,333	705	3,221	1,915
Legal and professional	2,705	3,274	7,953	8,816
Communications and data processing	1,142	935	3,069	2,750
FDIC insurance assessment	2,482	1,452	6,591	6,492
Allowance and other carrying costs for OREO	4,071	2,390	7,171	3,968
Other	5,289	4,528	15,719	12,424

Total non-interest expense	42,602	37,067	118,906	102,746

Income from continuing operations before income taxes	14,605	8,132	38,398	27,288
Income tax expense	5,074	2,779	13,151	9,328

Income from continuing operations	9,531	5,353	25,247	17,960
Loss from discontinued operations (after-tax)	(5)	(41)	(114)	(180)

Net income	9,526	5,312	25,133	17,780
Preferred stock dividends	—	—	—	5,383

Net income available to common stockholders	$9,526	$5,312	$25,133	$12,397

Basic earnings per common share:
Income from continuing operations	$.26	$.15	$.69	$.38
Net income	$.26	$.15	$.69	$.37

Diluted earnings per common share:
Income from continuing operations	$.25	$.15	$.68	$.37
Net income	$.25	$.15	$.67	$.37
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$90,354	$80,459
Federal funds sold	13,710	44,980
Securities, available-for-sale	202,177	266,128
Loans held for sale	1,399,208	693,504
Loans held for sale from discontinued operations	580	586
Loans held for investment (net of unearned income)	4,483,204	4,457,293
Less: Allowance for loan losses	75,655	67,931

Loans held for investment, net	4,407,549	4,389,362
Premises and equipment, net	12,461	11,189
Accrued interest receivable and other assets	209,893	202,890
Goodwill and intangible assets, net	9,564	9,806

Total assets	$6,345,496	$5,698,904

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$1,195,093	$899,492
Interest bearing	3,761,450	2,837,163
Interest bearing in foreign branches	450,490	384,070

Total deposits	5,407,033	4,120,725

Accrued interest payable	2,830	2,468
Other liabilities	35,981	23,916
Federal funds purchased	249,463	580,519
Repurchase agreements	18,171	25,070
Other borrowings	2,994	351,440
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	5,829,878	5,217,544

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value
Authorized shares — 10,000,000
Issued shares	—	—
Common stock, $.01 par value:
Authorized shares — 100,000,000
Issued shares —36,792,447 and 35,919,941 at September 30, 2010 and December 31, 2009, respectively	368	359
Additional paid-in capital	335,057	326,224
Retained earnings	173,753	148,620
Treasury stock (shares at cost: 417 at September 30, 2010 and December 31, 2009)	(8)	(8)
Accumulated other comprehensive income, net of taxes	6,448	6,165

Total stockholders’ equity	515,618	481,360

Total liabilities and stockholders’ equity	$6,345,496	$5,698,904

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands except share data)

										Accumulated
										Other
					Additional					Comprehensive
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury Stock		Deferred	Income, Net of
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	Taxes	Total

Balance at December 31, 2008	—	$—	30,971,189	$310	$255,051	$129,851	(84,691)	$(581)	$573	$1,869	$387,073
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	17,780	—	—	—	—	17,780
Change in unrealized gain on available-for-sale securities, net of taxes of $1,553 (unaudited)	—	—	—	—	—	—	—	—	—	4,853	4,853
Total comprehensive income (unaudited)											22,633
Tax expense related to exercise of stock options (unaudited)	—	—	—	—	182	—	—	—	—	—	182
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	4,394	—	—	—	—	—	4,394
Deferred compensation (unaudited)	—	—	—	—	—	—	84,274	573	(573)	—	—
Issuance of stock related to stock-based awards (unaudited)	—	—	231,296	2	1,533	—	—	—	—	—	1,535
Issuance of common stock (unaudited)	—	—	4,600,000	46	59,400	—	—	—	—	—	59,446
Issuance of preferred stock and related warrant (unaudited)	75,000	70,836	—	—	4,164	—	—	—	—	—	75,000
Repurchase of preferred stock (unaudited)	(75,000)	(71,069)	—	—	—	(3,931)	—	—	—	—	(75,000)
Preferred stock dividend and accretion of preferred stock discount (unaudited)	—	233	—	—	—	(1,452)	—	—	—	—	(1,219)

Balance at September 30, 2009 (unaudited)	—	$—	35,802,485	$358	$324,724	$142,248	(417)	$(8)	$—	$6,722	$474,044

Balance at December 31, 2009	—	$—	35,919,941	$359	$326,224	$148,620	(417)	$(8)	$—	$6,165	$481,360
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	25,133	—	—	—	—	25,133
Change in unrealized gain on available-for-sale securities, net of taxes of $163 (unaudited)	—	—	—	—	—	—	—	—	—	283	283
Total comprehensive income (unaudited)											25,416
Tax expense related to exercise of stock options (unaudited)	—	—	—	—	295	—	—	—	—	—	295
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	4,931	—	—	—	—	—	4,931
Issuance of stock related to stock-based awards (unaudited)	—	—	137,671	2	579	—	—	—	—	—	581
Issuance of common stock (unaudited)	—	—	734,835	7	12,497	—	—	—	—	—	12,504
Purchase of non-controlling interest of bank owned subsidiary (unaudited)	—	—	—	—	(9,469)						(9,469)

Balance at September 30, 2010 (unaudited)	—	$—	36,792,447	$368	$335,057	$173,753	(417)	$(8)	$—	$6,448	$515,618

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Nine months ended September 30
	2010	2009
Operating activities
Net income from continuing operations	$25,247	$17,960
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for credit losses	41,500	33,000
Depreciation and amortization	5,272	5,946
Amortization and accretion on securities	110	182
Bank owned life insurance (BOLI) income	(1,407)	(1,115)
Stock-based compensation expense	4,931	4,394
Tax benefit from stock option exercises	295	182
Excess tax benefits from stock-based compensation arrangements	843	(540)
Originations of loans held for sale	(14,612,637)	(12,556,388)
Proceeds from sales of loans held for sale	13,906,933	12,502,952
Loss on sale of assets	27	1,233
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(13,030)	(9,544)
Accrued interest payable and other liabilities	12,274	(4,321)

Net cash (used in) operating activities of continuing operations	(629,642)	(6,059)
Net cash (used in) operating activities of discontinued operations	(108)	(134)

Net cash (used in) operating activities	(629,750)	(6,193)

Investing activities
Maturities and calls of available-for-sale securities	4,425	30,880
Principal payments received on available-for-sale securities	59,852	69,286
Net (increase) in loans held for investment	(59,508)	(274,036)
Purchase of premises and equipment, net	(3,807)	(4,059)
Proceeds from sale of foreclosed assets	4,733	9,432
Purchase of non-controlling interest of bank owned subsidiary	(9,469)	—

Net cash (used in) investing activities of continuing operations	(3,774)	(168,497)

Financing activities
Net increase in deposits	1,286,308	583,381
Proceeds from issuance of stock related to stock-based awards	581	1,535
Proceeds from issuance of common stock	12,504	59,446
Proceeds from issuance of preferred stock and related warrants	—	75,000
Repurchase of preferred stock	—	(75,000)
Dividends paid	—	(1,219)
Net decrease in other borrowings	(355,345)	(756,289)
Excess tax benefits from stock-based compensation arrangements	(843)	540
Net increase (decrease) in federal funds purchased	(331,056)	265,874

Net cash provided by financing activities of continuing operations	612,149	153,268

Net decrease in cash and cash equivalents	(21,375)	(21,422)
Cash and cash equivalents at beginning of period	125,439	82,027

Cash and cash equivalents at end of period	$104,064	$60,605

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$28,297	$39,545
Cash paid during the period for income taxes	21,776	10,739
Non-cash transactions:
Transfers from loans/leases to OREO and other repossessed assets	22,357	22,444
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
Accumulated Other Comprehensive Income, net
Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income (loss), net. Accumulated comprehensive income (loss), net for the nine months ended September 30, 2010 and 2009 is reported in the accompanying consolidated statements of changes in stockholders’ equity.
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

(2) EARNINGS PER COMMON SHARE
The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009

Numerator:
Net income from continuing operations	$9,531	$5,353	$25,247	$17,960
Preferred stock dividends	—	—	—	5,383

Net income from continuing operations available to common shareholders	9,531	5,353	25,247	12,577
Loss from discontinued operations	(5)	(41)	(114)	(180)

Net income available to common shareholders	$9,526	$5,312	$25,133	$12,397

Denominator:
Denominator for basic earnings per share-weighted average shares	36,784,032	35,753,731	36,550,478	33,528,076
Effect of employee stock options (1)	582,567	482,766	583,948	219,058
Effect of warrants to purchase common stock	77,917	67,478	106,335	22,740

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	37,444,516	36,303,975	37,240,761	33,769,874

Basic earnings per common share from continuing operations	$.26	$.15	$.69	$.38
Basic earnings per common share from discontinued operations	—	—	—	(.01)

Basic earnings per common share	$.26	$.15	$.69	$.37

Diluted earnings per share from continuing operations	$.25	$.15	$.68	$.37
Diluted earnings per share from discontinued operations	—	—	(.01)	—

Diluted earnings per common share	$.25	$.15	$.67	$.37

(1)	Stock options outstanding of 1,540,969 at September 30, 2010 and 1,477,002 at September 30, 2009 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Stock options and SARs are anti-dilutive when the exercise price is higher than the average market price of our common stock.
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

Our net unrealized gain on the available-for-sale securities portfolio value increased from a gain of $9.5 million, which represented 3.70% of the amortized cost at December 31, 2009, to a gain of $9.9 million, which represented 5.16% of the amortized cost at September 30, 2010.
The following is a summary of securities (in thousands):

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale Securities:
Residential mortgage-backed securities	$141,899	$7,831	$—	$149,730
Corporate securities	5,000	—	—	5,000
Municipals	37,852	1,881	—	39,733
Equity securities (1)	7,506	208	—	7,714

	$192,257	$9,920	$—	$202,177

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale Securities:
Residential mortgage-backed securities	$201,824	$8,192	$(29)	$209,987
Corporate securities	5,000	—	(317)	4,683
Municipals	42,314	1,514	(2)	43,826
Equity securities (1)	7,506	126	—	7,632

	$256,644	$9,832	$(348)	$266,128

(1)	Equity securities consist of Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities at September 30, 2010 are presented below by contractual maturity (in thousands, except percentage data):

		After One	After Five
	Less Than	Through	Through	After Ten
	One Year	Five Years	Ten Years	Years	Total

Available-for-sale:
Residential mortgage-backed securities: (1)
Amortized cost	$11,770	$14,337	$54,947	$60,845	$141,899
Estimated fair value	11,910	14,844	58,628	64,348	149,730
Weighted average yield (3)	4.579%	4.344%	4.804%	4.219%	4.488%
Corporate securities:
Amortized cost	5,000	—	—	—	5,000
Estimated fair value	5,000	—	—	—	5,000
Weighted average yield (3)	7.375%	—	—	—	7.375%
Municipals: (2)
Amortized cost	3,212	21,550	13,090	—	37,852
Estimated fair value	3,263	22,670	13,800	—	39,733
Weighted average yield (3)	4.880%	5.440%	5.766%	—	5.506%
Equity securities:
Amortized cost	7,506	—	—	—	7,506
Estimated fair value	7,714	—	—	—	7,714

Total available-for-sale securities:
Amortized cost					$192,257

Estimated fair value					$202,177

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.
Securities with carrying values of approximately $142.8 million were pledged to secure certain borrowings and deposits at September 30, 2010. Of the pledged securities at September 30, 2010, approximately $117.7 million were pledged for certain deposits, and approximately $25.1 million were pledged for repurchase agreements.
The following table discloses, as of December 31, 2009, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed securities	$452	$(1)	$2,553	$(28)	$3,005	$(29)
Corporate securities	—	—	4,683	(317)	4,683	(317)
Municipals	1,018	(2)	—	—	1,018	(2)

	$1,470	$(3)	$7,236	$(345)	$8,706	$(348)

At September 30, 2010, we did not have any investment positions in an unrealized loss position. The unrealized losses noted at December 31, 2009 were interest rate related, and losses have decreased as rates have decreased in 2009 and remained low during 2010. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES
At September 30, 2010 and December 31, 2009, loans were as follows (in thousands):

	September 30,	December 31,
	2010	2009

Commercial	$2,387,249	$2,457,533
Construction	279,978	669,426
Real estate	1,734,985	1,233,701
Consumer	16,998	25,065
Leases	90,079	99,129

Gross loans held for investment	4,509,289	4,484,854
Deferred income (net of direct origination costs)	(26,085)	(27,561)
Allowance for loan losses	(75,655)	(67,931)

Total loans held for investment, net	4,407,549	4,389,362
Loans held for sale	1,399,208	693,504

Total	$5,806,757	$5,082,866

We continue to lend primarily in Texas. As of September 30, 2010, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.
Allowance for Loan Losses
Activity in the allowance for loan losses was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Balance at the beginning of the period	$74,881	$54,286	$67,931	$45,365
Provision for loan losses	12,888	13,557	41,671	31,920
Net charge-offs:
Loans charged-off	12,208	2,082	34,199	11,605
Recoveries	94	57	252	138

Net charge-offs	12,114	2,025	33,947	11,467

Balance at the end of the period	$75,655	$65,818	$75,655	$65,818

The change in the allowance for off-balance sheet credit losses is summarized as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Balance at the beginning of the period	$2,165	$2,607	$2,948	$1,470
Provision (benefit) for off-balance sheet credit losses	612	(57)	(171)	1,080

Balance at the end of the period	$2,777	$2,550	$2,777	$2,550

Reserves on impaired loans were $16.5 million at September 30, 2010.

(5) OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO
The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Beginning balance	$42,077	$31,404	$27,264	$25,904
Additions	2,999	7,561	22,357	22,444
Sales	(2,757)	(2,113)	(4,797)	(11,496)
Valuation allowance for OREO	(3,654)	(2,181)	(6,048)	(2,181)
Direct write-downs	(19)	—	(130)	—

Ending balance	$38,646	$34,671	$38,646	$34,671

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

September 30, 2010
Financial instruments whose contract amounts represent credit risk (in thousands):
Commitments to extend credit	$1,313,211
Standby letters of credit	55,523
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. As shown below, the Company’s capital ratios exceed the regulatory definition of well capitalized as of September 30, 2010 and 2009. As of June 30, 2009, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

	September 30,
	2010	2009

Risk-based capital:
Tier 1 capital	10.69%	11.20%
Total capital	11.94%	12.45%
Leverage	10.00%	10.75%
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

	Three months ended September 30		Nine months ended September 30
(in thousands)	2010	2009	2010	2009

Stock- based compensation expense recognized:
Unvested options	$39	$145	$208	$492
SARs	509	433	1,484	1,241
RSUs	1,217	926	3,238	2,661

Total compensation expense recognized	$1,765	$1,504	$4,930	$4,394

	September 30, 2010	September 30, 2010
	Options	SARs and RSUs

Unrecognized compensation expense related to unvested awards	$10	$15,793
Weighted average period over which expense is expected to be recognized, in years	.25	1.98
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

During the three months ended September 30, 2010 and September 30, 2009, the loss from discontinued operations was $5,000 and $41,000, net of taxes, respectively. For the nine months ended September 30, 2010 and 2009, the loss from discontinued operations was $114,000 and $180,000, respectively. The 2010 and 2009 losses are primarily related to continuing legal and salary expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $580,000 in loans held for sale from discontinued operations that are carried at the estimated market value at quarter-end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of September 30, 2010 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.
(10) FAIR VALUE DISCLOSURES
Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of ASC 820 did not have an impact on our financial statements except for the expanded disclosures noted below.
We determine the fair market values of our financial instruments based on the fair value hierarchy. The standard describes three levels of inputs that may be used to measure fair value as provided below.
Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include U.S. Treasuries that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include U.S. government and agency mortgage-backed debt securities, corporate securities, municipal bonds, and Community Reinvestment Act funds. This category includes derivative assets and liabilities where values are based on internal cash flow models supported by market data inputs.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation. This category also includes impaired loans and OREO where collateral values have been based on third party appraisals; however, due to current economic conditions, comparative sales data typically used in appraisals may be unavailable or more subjective due to lack of market activity. Additionally, this category includes certain mortgage loans that are transferred from loans held for sale to loans held for investment at a lower of cost or fair value.

Assets and liabilities measured at fair value at September 30, 2010 are as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3

Available for sale securities: (1)
Mortgage-backed securities	$—	$149,730	$—
Corporate securities	—	5,000	—
Municipals	—	39,733	—
Other	—	7,714	—
Loans (2) (4)	—	—	82,184
OREO (3) (4)	—	—	38,646
Derivative asset (5)	—	11,315	—
Derivative liability (5)	—	(11,315)	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Includes certain mortgage loans that have been transferred to loans held for investment from loans held for sale at the lower of cost or market. Also, includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(3)	OREO is transferred from loans to OREO at fair value less selling costs.

(4)	Fair value of loans and OREO is measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.

(5)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.
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
Loans During the three months ended September 30, 2010, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. The $82.2 million total above includes impaired loans at September 30, 2010 with a carrying value of $82.5 million that were reduced by specific valuation allowance allocations totaling $6.1 million for a total reported fair value of $76.4 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity. Also included in this total are $6.7 million in mortgage warehouse loans that were reduced by specific valuation allowance allocations totaling $1.0 million, for a total reported fair value of $5.7 million. Certain mortgage loans that are transferred from loans held for sale to loans held for investment are valued based on third party broker pricing. As the dollar amount and number of loans being valued is very small, a comprehensive market analysis is not obtained or considered necessary. Instead, we conduct a general polling of one or more mortgage brokers for indications of general market prices for the types of mortgage loans being valued, and we consider values based on recent experience in selling loans of like terms and comparable quality.
OREO Certain foreclosed assets, upon initial recognition, were valued based on third party appraisals. At September 30, 2010, OREO with a carrying value of $51.1 million was reduced by specific valuation allowance allocations totaling $12.5 million for a total reported fair value of $38.6 million based on valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.
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
A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$90,354	$90,354	$125,439	$125,439
Securities, available-for-sale	202,177	202,177	266,128	266,128
Loans held for sale	1,399,208	1,399,208	693,504	693,504
Loans held for sale from discontinued operations	580	580	586	586
Loans held for investment, net	4,407,549	4,420,098	4,389,362	4,542,572
Derivative asset	11,315	11,315	1,837	1,837
Deposits	5,407,033	5,422,190	4,120,725	4,121,993
Federal funds purchased	249,463	249,463	580,519	580,519
Borrowings	21,165	21,167	376,510	376,510
Trust preferred subordinated debentures	113,406	113,462	113,406	113,876
Derivative liability	11,315	11,315	1,837	1,837
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
(11) STOCKHOLDERS’ EQUITY
On January 27, 2010, we announced that we entered into an Equity Distribution Agreement with Morgan Stanley & Co. Incorporated, pursuant to which we may, from time to time, offer and sell shares of our common stock, having aggregate gross sales proceeds of up to $40,000,000. Sales of the shares are being made by means of brokers’ transactions on or through the NASDAQ Global Select Market at market prices prevailing at the time of the sale or as otherwise agreed to by the Company and Morgan Stanley. As of September 30, 2010, we have sold 734,835 shares at an average price of $17.58. Net proceeds of $12.5 million are being used for general corporate purposes.
We had comprehensive income of $9.2 million for the three months ended September 30, 2010 and comprehensive income of $7.3 million for the three months ended September 30, 2009. Comprehensive income during the three months ended September 30, 2010 included a net after-tax loss of $319,000, and comprehensive income during the three months ended September 30, 2009 included a net after-tax gain of $2.0 million due to changes in the net unrealized gains/losses on securities available-for-sale.
During the third quarter, we purchased a portion of a non-controlling interest in a consolidated subsidiary that is controlled and majority owned by the Bank. The purchase resulted in a $9.5 million reduction in additional paid in capital. Prior to the purchase, we owned 90% of the subsidiary and the non-controlling interest on our balance sheet was $869,000. Subsequent to this repurchase we now control 97% of the subsidiary and the non-controlling interest on our balance sheet is $295,000. Based on an existing agreement with the remaining non-controlling interest, we could purchase the remaining interest in the future based on a multiple of earnings, which could result in a future reduction to additional paid in capital.
(12) NEW ACCOUNTING PRONOUNCEMENTS
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
FASB ASC 310 Receivables (“ASC 310”) was amended to enhance disclosures about credit quality of financing receivables and the allowance for credit losses. The amendments require an entity to disclose credit quality information, such as internal risk gradings, more detailed nonaccrual and past due information, and modifications of its financing receivables. The disclosures under ASC 310, as amended, will be effective for interim and annual reporting periods ending on or after December 15, 2010. We do not expect this amendment to have a significant impact on our financial results, but it will significantly expand the disclosures that we are required to provide.

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended			For the three months ended
	September 30, 2010			September 30, 2009
		Revenue/	Yield/		Revenue/	Yield/
	Average Balance	Expense(1)	Rate	Average Balance	Expense(1)	Rate

Assets
Securities — taxable	$173,835	$1,890	4.31%	$247,936	$2,813	4.50%
Securities — non-taxable(2)	38,357	548	5.67%	44,642	635	5.64%
Federal funds sold	107,404	50	0.18%	6,782	5	0.29%
Deposits in other banks	18,766	11	0.23%	12,649	7	0.22%
Loans held for sale from continuing operations	1,074,309	12,760	4.71%	539,889	6,836	5.02%
Loans	4,493,998	57,533	5.08%	4,264,202	52,123	4.85%
Less reserve for loan losses	74,810	—	—	56,429	—	—

Loans, net of reserve	5,493,497	70,293	5.08%	4,747,662	58,959	4.92%

Total earning assets	5,831,859	72,792	4.95%	5,059,671	62,419	4.89%
Cash and other assets	267,923			245,564

Total assets	$6,099,782			$5,305,235

Liabilities and Stockholders’ Equity
Transaction deposits	$465,370	$189	0.16%	$144,944	$58	0.16%
Savings deposits	2,222,431	4,228	0.75%	1,377,712	3,090	0.89%
Time deposits	955,703	3,044	1.26%	1,284,220	4,245	1.31%
Deposits in foreign branches	418,112	1,299	1.23%	404,545	1,523	1.49%

Total interest bearing deposits	4,061,616	8,760	0.86%	3,211,421	8,916	1.10%
Other borrowings	230,043	262	0.45%	724,127	725	0.40%
Trust preferred subordinated debentures	113,406	972	3.40%	113,406	990	3.46%

Total interest bearing liabilities	4,405,065	9,994	0.90%	4,048,954	10,631	1.04%
Demand deposits	1,142,735			764,557
Other liabilities	28,997			15,617
Stockholders’ equity	522,985			476,107

Total liabilities and stockholders’ equity	$6,099,782			$5,305,235

Net interest income		$62,798			$51,788

Net interest margin			4.27%			4.06%
Net interest spread			4.05%			3.85%

(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2) Taxable equivalent rates used where applicable.

Additional information from discontinued operations:
Loans held for sale	$581			$585
Borrowed funds	581			585
Net interest income		$11			$17
Net interest margin — consolidated			4.27%			4.06%

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the nine months ended			For the nine months ended
	September 30, 2010			September 30, 2009
		Revenue/	Yield/		Revenue/	Yield/
	Average Balance	Expense(1)	Rate	Average Balance	Expense(1)	Rate

Assets
Securities — taxable	$192,860	$6,357	4.41%	$283,099	$9,368	4.42%
Securities — non-taxable(2)	39,870	1,702	5.71%	45,527	1,927	5.66%
Federal funds sold	69,179	92	0.18%	9,088	29	0.43%
Deposits in other banks	14,580	26	0.24%	12,047	40	0.44%
Loans held for sale from continuing operations	734,340	26,494	4.82%	594,410	21,143	4.76%
Loans	4,456,179	170,303	5.11%	4,137,993	146,183	4.72%
Less reserve for loan losses	71,054	—	—	51,608	—	—

Loans, net of reserve	5,119,465	196,797	5.14%	4,680,795	167,326	4.78%

Total earning assets	5,435,954	204,974	5.04%	5,030,556	178,690	4.75%
Cash and other assets	280,061			245,442

Total assets	$5,716,015			$5,275,998

Liabilities and Stockholders’ Equity
Transaction deposits	$438,859	$842	0.26%	$136,905	$157	0.15%
Savings deposits	2,018,256	11,799	0.78%	1,034,764	6,513	0.84%
Time deposits	876,919	8,639	1.32%	1,214,935	17,416	1.92%
Deposits in foreign branches	384,328	3,658	1.27%	414,302	5,178	1.67%

Total interest bearing deposits	3,718,362	24,938	0.90%	2,800,906	29,264	1.40%
Other borrowings	303,801	925	0.41%	1,163,209	3,859	0.44%
Trust preferred subordinated debentures	113,406	2,796	3.30%	113,406	3,308	3.90%

Total interest bearing liabilities	4,135,569	28,659	0.93%	4,077,521	36,431	1.19%
Demand deposits	1,041,799			709,051
Other liabilities	27,438			19,350
Stockholders’ equity	511,209			470,076

Total liabilities and stockholders’ equity	$5,716,015			$5,275,998

Net interest income		$176,315			$142,259

Net interest margin			4.34%			3.78%
Net interest spread			4.11%			3.56%

(3) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(4) Taxable equivalent rates used where applicable.

Additional information from discontinued operations:
Loans held for sale	$583			$604
Borrowed funds	583			604
Net interest income		$36			$45
Net interest margin — consolidated			4.34%			3.78%

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

(6)	The loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels

(7)	Changes in government regulations including changes as a result of the current economic crisis. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry.
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
Summary of Performance
We reported net income of $9.5 million, or $.25 per diluted common share, for the third quarter of 2010 compared to $5.4 million, or $.15 per diluted common share, for the third quarter of 2009. Return on average equity was 7.23% and return on average assets was .62% for the third quarter of 2010, compared to 4.46% and .40%, respectively, for the third quarter of 2009. Net income for the nine months ended September 30, 2010, totaled $25.2 million, or $.67 per diluted common share, compared to $18.0 million, or $.37 per diluted common share, for the same period in 2009. Return on average equity was 6.60% and return on average assets was .59% for the nine months ended September 30, 2010 compared to 5.11% and .46%, respectively, for the same period in 2009.
Net income increased $4.2 million, or 78%, for the three months ended September 30, 2010, and increased $7.3 million, or 41%, for the nine months ended September 30, 2010 compared to the same period in 2009. The $4.2 million increase during the three months ended September 30, 2010 was primarily the result of an $11.0 million increase in net interest income and $968,000 increase in non-interest income, offset by a $5.5 million increase in non-interest expense and a $2.3 million increase in income tax expense. The $7.3 million increase during the nine months ended September 30, 2010 was primarily the result of a $34.1 million increase in net interest income and a $1.6 million increase in non-interest income, offset by an $8.5 million increase in the provision for credit losses, a $16.2 million increase in non-interest expense and a $3.8 million increase in income tax expense.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income was $62.6 million for the third quarter of 2010, compared to $51.6 million for the third quarter of 2009. The increase was due to an increase in average earning assets of $772.2 million as compared to the third quarter of 2009 and an increase in the net interest margin from 4.06% to 4.27%. The increase in average earning assets included a $229.8 million increase in average loans held for investment and a $534.4 million increase in loans held for sale, offset by a $80.4 million decrease in average securities. For the quarter ended September 30, 2010, average net loans and securities represented 95% and 4%, respectively, of average earning assets compared to 94% and 6% in the same quarter of 2009.
Average interest bearing liabilities increased $356.1 million from the third quarter of 2010, which included an $850.2 million increase in interest bearing deposits offset by a $494.1 million decrease in other borrowings. The significant decrease in average other borrowings is a result of the growth in demand and interest bearing deposits, reducing the need for borrowed funds. The average cost of interest bearing deposits and borrowed funds decreased from .97% for the quarter ended September 30, 2009 to .83% for the same period of 2010.
Net interest income was $175.7 million for the nine months ended September 30, 2010, compared to $141.6 million for the same period of 2009. The increase was due to an increase in average earning assets of $405.4 million as compared to September 30, 2009 and an increase in the net interest margin from 3.78% to 4.34%. The increase in average earning assets included a $318.2 million increase in average loans held for investment and a $139.9 million increase in loans held for sale, offset by a $95.9 million decrease in average securities. For the nine months ended September 30, 2010, average net loans and securities represented 95% and 4%, respectively, of average earning assets compared to 93% and 7% in the same period of 2009.
Average interest bearing liabilities increased $58.0 million compared to the first nine months of 2009, which included a $917.5 million increase in interest bearing deposits offset by an $859.4 million decrease in other borrowings. The significant decrease in average other borrowings is a result of the growth in demand and interest bearing deposits and the reduction in average balances of loans held for sale, reducing the need for borrowed funds. The average cost of interest bearing deposits and borrower funds decreased from 1.12% for the nine months ended September 30, 2009 to .86% for the same period of 2010.

The following table presents the changes (in thousands) in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.

	Three months ended			Nine months ended
	September 30, 2010/2009			September 30, 2010/2009
		Change Due To (1)			Change Due To (1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate

Interest income:
Securities(2)	$(1,010)	$(930)	$(80)	$(3,236)	$(3,225)	$(11)
Loans held for sale	5,924	6,767	(843)	5,444	4,955	489
Loans held for investment	5,410	2,809	2,601	24,027	11,248	12,779
Federal funds sold	45	74	(29)	63	192	(129)
Deposits in other banks	4	3	1	(14)	8	(22)

Total	10,373	8,723	1,650	26,284	13,178	13,106
Interest expense:
Transaction deposits	131	128	3	685	346	339
Savings deposits	1,138	1,895	(757)	5,286	6,190	(904)
Time deposits	(1,201)	(1,086)	(115)	(8,777)	(4,845)	(3,932)
Deposits in foreign branches	(224)	51	(275)	(1,520)	(375)	(1,145)
Borrowed funds	(481)	(495)	14	(3,446)	(2,851)	(595)

Total	(637)	493	(1,130)	(7,772)	(1,535)	(6,237)

Net interest income	$11,010	$8,230	$2,780	$34,056	$14,713	$19,343

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.
Net interest margin from continuing operations, the ratio of net interest income to average earning assets from continuing operations, was 4.27% for the third quarter of 2010 compared to 4.06% for the third quarter of 2009. This 21 basis point increase was a result of a steep decline in the costs of interest bearing liabilities and growth in non-interest bearing deposits and stockholders’ equity, as well as improved pricing on loans. Total cost of funding, including demand deposits and stockholders’ equity decreased from 0.80% for the third quarter of 2009 to .65% for the third quarter of 2010. The benefit of the reduction in funding costs was complimented by a 6 basis point increase in yields on earning assets.
Non-interest Income
The components of non-interest income were as follows (in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009

Service charges on deposit accounts	$1,662	$1,658	$4,684	$4,797
Trust fee income	1,013	1,000	2,947	2,836
Bank owned life insurance (BOLI) income	455	418	1,407	1,115
Brokered loan fees	3,272	2,120	7,397	6,822
Equipment rental income	792	1,291	3,332	4,200
Other	907	646	3,318	1,679

Total non-interest income	$8,101	$7,133	$23,085	$21,449

Non-interest income increased $968,000 during the three months ended September 30, 2010 to $8.1 million compared to $7.1 million during the same period of 2009 primarily related to a $1.2 million increase in brokered loan fees. Offsetting this increase was a $499,000 decrease in equipment rental income related to a decline in the leased equipment portfolio.
Non-interest income increased $1.6 million during the nine months ended September 30, 2010 to $23.1 million compared to $21.4 million during the same period of 2009 primarily related to a $1.6 million increase in other non-interest income related to gains on sale of leased equipment and a $575,000 increase in brokered loan fees. Offsetting this increase was an $868,000 decrease in equipment rental income related to a decline in the leased equipment portfolio.
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
Non-interest Expense
The components of non-interest expense were as follows (in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009

Salaries and employee benefits	$21,872	$19,569	$63,334	$53,788
Net occupancy expense	3,128	3,164	9,174	9,305
Leased equipment depreciation	580	1,050	2,674	3,288
Marketing	1,333	705	3,221	1,915
Legal and professional	2,705	3,274	7,953	8,816
Communications and data processing	1,142	935	3,069	2,750
FDIC insurance assessment	2,482	1,452	6,591	6,492
Allowance and other carrying costs for OREO	4,071	2,390	7,171	3,968
Other	5,289	4,528	15,719	12,424

Total non-interest expense	$42,602	$37,067	$118,906	$102,746

Non-interest expense for the third quarter of 2010 increased $5.5 million, or 15%, to $42.6 million from $37.1 million in the third quarter of 2009. The increase is primarily attributable to a $2.3 million increase in salaries and employee benefits to $21.9 million from $19.6 million, which was primarily due to general business growth.
Leased equipment depreciation expense for the three months ended September 30, 2010 decreased $470,000, or 45%, compared to the same quarter in 2009 as a result of a decline in the leased equipment portfolio.
Marketing expense for the three months ended September 30, 2010 increased $628,000, or 89%, compared to the same quarter in 2009, which was primarily due to general business growth.
Legal and professional expense for the three months ended September 30, 2010 decreased $569,000 compared to the same quarter in 2009. Our legal and professional expense will continue to fluctuate from quarter to quarter and could increase in the future as we respond to continued regulatory changes and continued credit situations related to the current economic conditions.
FDIC insurance assessment expense increased by $1.0 million from $1.5 million in 2009 to $2.5 million due to higher rates and increase in our deposit base. The FDIC assessment rates will continue to increase and will continue to be a factor in our expense growth.
Allowance and other carrying costs for OREO increased $1.7 million for the three months ended September 30, 2010 related to deteriorating values of assets held in OREO. Of the $4.1 million expense for the third quarter of 2010, $3.7 million was related to increasing the valuation allowance during the quarter.
Other non-interest expense for the three months ended September 30, 2010 increased $761,000, or 17%, compared to the same quarter in 2009 related to general business growth.
Non-interest expense for the first nine months of 2010 increased $16.2 million, or 16%, to $118.9 million from $102.7 million for the same period of 2009. The increase is primarily attributable to a $9.5 million increase in salaries and employee benefits to $63.3 million from $53.8 million, which was primarily due to general business growth.

Occupancy expense for the nine months ended September 30, 2010 decreased $131,000, or 1%, compared to the same period in 2009 as a result of additional expenses incurred in 2009 related to the relocation of our new corporate headquarters and new operations center.
Marketing expense for the nine months ended September 30, 2010 increased $1.3 million, or 68%, compared to the same period in 2009.
Legal and professional expense for the nine months ended September 30, 2010 decreased $863,000, or 10%, compared to the same period in 2009. Our legal and professional expense will continue to fluctuate from quarter to quarter and could increase in the future as we respond to continued regulatory changes and continued credit situations related to the current economic conditions.
Allowance and other carrying costs for OREO increased $3.2 million for the nine months ended September 30, 2010 related to deteriorating values of assets held in OREO. Of the $7.2 million expense for the first half of 2010, $6.0 million was related to increasing the valuation allowance during the quarter and $130,000 related to direct write-downs of OREO balances.
Other non-interest expense for the nine months ended September 30, 2010 increased $3.3 million, or 27%, compared to the same period in 2009 related to general business growth.
Analysis of Financial Condition
Loan Portfolio
Total loans net of allowance for loan losses at September 30, 2010 increased $723.9 million from December 31, 2009 to $5.8 billion. Combined commercial, construction, real estate, consumer loans and leases increased $24.4 million from December 31, 2009, and loans held for sale increased $705.7 million from December 31, 2009. We anticipate that overall loan growth in our loans held for investment portfolio during the remainder of 2010 will be less than experienced in prior years as a result of tightened credit standards and reduced demand for credit due to overall economic conditions. However, loans held for sale balances could continue to fluctuate as a result of the refinance market and potential increase in our market share.
Loans were as follows as of the dates indicated (in thousands):

	September 30,	December 31,
	2010	2009

Commercial	$2,387,249	$2,457,533
Construction	279,978	669,426
Real estate	1,734,985	1,233,701
Consumer	16,998	25,065
Leases	90,079	99,129

Gross loans held for investment	4,509,289	4,484,854
Deferred income (net of direct origination costs)	(26,085)	(27,561)
Allowance for loan losses	(75,655)	(67,931)

Total loans held for investment, net	4,407,549	4,389,362
Loans held for sale	1,399,208	693,504

Total	$5,806,757	$5,082,866

We continue to lend primarily in Texas. As of September 30, 2010, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.
We originate substantially all of the loans in our portfolio, except participations in residential mortgage loans held for sale, select loan participations and syndications, which are underwritten independently by us prior to purchase and certain United States Department of Agriculture and Small Business Administration government guaranteed loans that we purchase in the secondary market. We also participate in syndicated loan relationships, both as a participant and as an agent. As of September 30, 2010, we have $425.0 million in syndicated loans, $128.1 million of which we acted as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans originated by us. In addition, as of September 30, 2010, $3.9 million of our syndicated loans were nonperforming and none are considered potential problem loans.
Summary of Loan Loss Experience
During the third quarter of 2010, we recorded net charge-offs in the amount of $12.1 million, compared to net charge-offs of $2.0 million for the same period in 2009. For the first nine months of 2010, the ratio of net charge-offs to loans held for investment was 1.02% compared to .37% for the same period in 2009. The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $75.7 million at September 30, 2010, $67.9 million at December 31, 2009 and $65.8 million at September 30, 2009. This represents 1.69%, 1.52% and 1.53% of loans held for investment (net of unearned income) at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. The total reserve percentage has increased over the past year as a result of the effects of national and regional economic conditions on borrowers and values of assets pledged as collateral.
The provision for credit losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $13.5 million during the third quarter of 2010 compared to $13.5 million in the third quarter of 2009 and $14.5 million in the second quarter of 2010.
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

Activity in the allowance for possible loan losses is presented in the following table (in thousands):

	Nine months ended	Nine months ended	Year ended
	September 30,	September 30,	December 31,
	2010	2009	2009

Reserve for loan losses:
Beginning balance	$67,931	$45,365	$45,365
Loans charged-off:
Commercial	16,588	1,902	4,000
Real estate — construction	12,438	2,457	6,508
Real estate — term	3,766	2,725	4,696
Consumer	—	499	502
Equipment leases	1,407	4,022	4,022

Total charge-offs	34,199	11,605	19,728
Recoveries:
Commercial	129	90	124
Real estate — construction	1	7	13
Real estate — term	37	—	53
Consumer	2	21	28
Equipment leases	83	20	54

Total recoveries	252	138	272

Net charge-offs	33,947	11,467	19,456
Provision for loan losses	41,671	31,920	42,022

Ending balance	$75,655	$65,818	$67,931

Reserve for off-balance sheet credit losses:
Beginning balance	$2,948	$1,470	$1,470
Provision (benefit) for off-balance sheet credit losses	(171)	1,080	1,478

Ending balance	$2,777	$2,550	$2,948

Total reserve for credit losses	$78,432	$68,368	$70,879

Total provision for credit losses	$41,500	$33,000	$43,500

Reserve for loan losses to loans held for investment (2)	1.69%	1.53%	1.52%
Net charge-offs to average loans (1)(2)	1.02%	.37%	.46%
Total provision for credit losses to average loans (1)(2)	1.25%	1.07%	1.04%
Recoveries to total charge-offs	.74%	1.19%	1.38%
Reserve for loan losses as a multiple of net charge-offs	2.2x	5.7x	3.5x
Reserve for off-balance sheet credit losses to off-balance sheet credit commitments	.21%	.21%	.24%
Combined reserves for credit losses to loans held for investment (2)	1.75%	1.59%	1.59%

Non-performing assets: (4)
Non-accrual loans	$127,054	$85,270	$95,625
OREO (5)	38,646	34,671	27,264

Total	$165,700	$119,941	$122,889

Loans past due 90 days and still accruing (3)	$2,428	$7,569	$6,081

Reserve as a percent of non-performing loans (2)	.6x	.8x	.7x

(1)	Interim period ratios are annualized.

(2)	Excludes loans held for sale.

(3)	At September 30, 2010, December 31, 2009 and September 30, 2009, loans past due 90 days and still accruing includes premium finance loans for $1.6 million, $2.4 million and $2.6 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(4)	At September 30, 2010, December 31, 2009 and September 30, 2009, non-performing assets include $1.6 million, $2.6 million and $3.1 million, respectively, of mortgage warehouse loans which were transferred to the loans held for investment portfolio at lower of cost or market during the past eighteen months, and some were subsequently moved to OREO.

(5)	At September 30, 2010 and December 31, 2009, OREO balance is net of $12.5 million and $6.6 million valuation allowance, respectively.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type (in thousands):

	September 30,	September 30,	December 31,
	2010	2009	2009

Non-accrual loans:
Commercial	$51,859	$34,165	$34,021
Construction	38,508	35,216	44,598
Real estate	34,272	10,817	10,189
Consumer	345	151	273
Leases	2,070	4,921	6,544

Total non-accrual loans	$127,054	$85,270	$95,625

The table below summarizes the non-accrual loans as segregated by loan type and type of property securing the credit as of September 30, 2010 (in thousands):

Non-accrual loans:
Commercial
Lines of credit secured by the following:
Oil and gas properties	$19,930
Various single family residences and notes receivable	15,723
Assets of the borrowers	13,827
Other	2,379

Total commercial	51,859
Construction
Lines of credit secured by the following:
Unimproved land and/or undeveloped residential lots	24,620
Commercial lots	5,366
Single family residences	4,013
Other	4,509

Total construction	38,508
Real estate
Secured by:
Commercial property	10,930
Rental properties and multi-family residential real estate	13,890
Single family residences	5,387
Other	4,065

Total real estate	34,272
Consumer	345
Leases (commercial leases primarily secured by assets of the lessor)	2,070

Total non-accrual loans	$127,054

At September 30, 2010, we had $2.4 million in loans past due 90 days and still accruing interest. At September 30, 2010, $1.6 million of the loans past due 90 days and still accruing are premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.
Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of September 30, 2010, none of our non-accrual loans were earning on a cash basis.
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

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. Of the nonaccrual loans at September 30, 2010, $25.3 million met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history has been evidenced, generally no less than a year. If a restructured loan is on nonaccrual, it can be placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At September 30, 2010, December 31, 2009 and September 30, 2009, we had $52.8 million, $53.1 million and $78.9 million, respectively, in loans of this type which were not included in either non-accrual or 90 days past due categories.
The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Beginning balance	$42,077	$31,404	$27,264	$25,904
Additions	2,999	7,561	22,357	22,444
Sales	(2,757)	(2,113)	(4,797)	(11,496)
Valuation allowance for OREO	(3,654)	(2,181)	(6,048)	(2,181)
Direct write-downs	(19)	—	(130)	—

Ending balance	$38,646	$34,671	$38,646	$34,671

The following table summarizes the assets held in OREO at September 30, 2010 (in thousands):

OREO:
Unimproved commercial real estate lots and land	$7,867
Commercial buildings	13,023
Undeveloped land and residential lots	11,564
Multifamily lots and land	1,228
Other	4,964

Total OREO	$38,646

When foreclosure occurs, fair value, which is generally based on appraised values, may result in partial charge-off of a loan upon taking property, and so long as property is retained, subsequent reductions in appraised values will result in valuation adjustment taken as non-interest expense. In addition, if the decline in value is believed to be permanent and not just driven by market conditions, a direct write-down to the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure related to the appraised values during that holding period. During the three and the nine months ended September 30, 2010, we recorded $3.7 million and $6.2 million in valuation expense. Of the $3.7 million recorded for the three months ended September 30, 2010, $3.7 million related to increases to the valuation allowance and $19,000 related to direct write-downs. Of the $6.2 million recorded for the nine months ended September 30, 2010, $6.1 million related to increases to the valuation allowance, and $130,000 related to direct write-downs.
Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2009 and for the nine months ended September 30, 2010, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings.
Our liquidity needs have typically been fulfilled through growth in our core customer deposits, and supplemented with brokered deposits and borrowings as needed. Our goal is to obtain as much of our funding for loans held for investment and other earning assets as possible from deposits of these core customers. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network which is mainly through BankDirect. In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. Since December 31, 2009, growth in customer deposits eliminated need for use of brokered CDs at end of the third quarter 2010. At September 30, 2010 and December 31, 2009, these CDs were generally of short maturities, 30 to 90 days, and were used to supplement temporary differences in the growth in loans, including growth in specific categories of loans, compared to customer deposits. The following table summarizes our core customer deposits and brokered deposits (in thousands):

	September 30,	September 30,	December 31,
	2010	2009	2009
Deposits from core customers	$5,407.0	$3,421.6	$3,902.4
Deposits from core customers as a percent of total deposits	100.0%	87.4%	94.7%

Brokered deposits	$—	$495.0	$218.3
Brokered deposits as a percent of total deposits	0.0%	12.6%	5.3%

Average deposits from core customers (1)	$5,204.3	$3,369.7	$3,163.8
Average deposits from core customers as a percent of total quarterly average deposits (1)	100.0%	84.8%	85.7%

Average brokered deposits (1)	$—	$606.3	$527.5
Average brokered deposits as a percent of total quarterly average deposits (1)	0.0%	15.2%	14.3%

(1)	Annual averages presented for December 31, 2009.
We have access to sources of brokered deposits of not less than an additional $3.3 billion. Based on the reduction in brokered CDs, customer deposits (total deposits minus brokered CDs) increased by $2.0 billion from September 30, 2009 and $1.5 billion from December 31, 2009.
Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our loans held for sale, due to their liquidity, short duration and interest spreads available. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes, and advances from the FHLB and the Federal Reserve. The following table summarizes our borrowings as of September 30, 2010 (in thousands):

Federal funds purchased	$249,463
Customer repurchase agreements	18,171
Treasury, tax and loan notes	2,903
FHLB borrowings	91

Total borrowings	$270,628

Maximum outstanding at any month-end during the year	$540,259

The following table summarizes our other borrowing capacities in excess of balances outstanding at September 30, 2010 (in thousands):

FHLB borrowing capacity relating to loans	$1,607,436
FHLB borrowing capacity relating to securities	30,972

Total FHLB borrowing capacity	$1,638,408

Unused federal funds lines available from commercial banks	$482,460
Our equity capital averaged $511.2 million for the nine months ended September 30, 2010 as compared to $470.1 million for the same period in 2009. This increase reflects our retention of net earnings during this period. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.
On January 27, 2010, we announced that we entered into an Equity Distribution Agreement with Morgan Stanley & Co. Incorporated, pursuant to which we may, from time to time, offer and sell shares of our common stock, having aggregate gross sales proceeds of up to $40,000,000. Sales of the shares are being made by means of brokers’ transactions on or through the NASDAQ Global Select Market at market prices prevailing at the time of the sale or as otherwise agreed to by the Company and Morgan Stanley. As of September 30, 2010 we have sold 734,835 shares at an average price of $17.58. Net proceeds of $12.5 million, are being used for general corporate purposes. During Q3, the Company sold only 2,600 shares under the program.
Our capital ratios remain above the levels required to be well capitalized and have been enhanced with the additional capital raised since 2008 through September 30, 2010 and will allow us to grow organically with the addition of loan and deposit relationships.
Commitments and Contractual Obligations
The following table presents significant fixed and determinable contractual obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of September 30, 2010, our significant fixed and determinable contractual obligations to third parties were as follows (in thousands):

		After One	After Three
	Within	but Within	but Within	After Five
	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity (1)	$3,932,612	$—	$—	$—	$3,932,612
Time deposits (1)	1,420,464	35,454	17,725	778	1,474,421
Federal funds purchased (1)	249,463	—	—	—	249,463
Customer repurchase agreements (1)	18,171	—	—	—	18,171
Treasury, tax and loan notes (1)	2,903	—	—	—	2,903
FHLB borrowings	—	—	91	—	91
Operating lease obligations (1) (2)	7,905	15,827	14,721	43,315	81,768
Trust preferred subordinated debentures (1)	—	—	—	113,406	113,406

Total contractual obligations	$5,631,518	$51,281	$32,537	$157,499	$5,872,835

(1)	Excludes interest.

(2)	Non-balance sheet item.
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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of September 30, 2010, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Interest Rate Sensitivity Gap Analysis
September 30, 2010
(In thousands)

	0-3 mo	4-12 mo	1-3 yr	3+ yr	Total
	Balance	Balance	Balance	Balance	Balance
Securities (1)	$45,434	$56,670	$52,572	$47,501	$202,177

Total variable loans	5,050,045	49,452	1,090	57	5,100,644
Total fixed loans	335,690	199,396	189,204	84,143	808,433

Total loans (2)	5,385,735	248,848	190,294	84,200	5,909,077

Total interest sensitive assets	$5,431,169	$305,518	$242,866	$131,701	$6,111,254

Liabilities:
Interest bearing customer deposits	$3,188,009	$—	$—	$—	$3,188,009
CDs & IRAs	578,311	391,663	35,454	18,503	1,023,931

Total interest bearing deposits	3,766,320	391,663	35,454	18,503	4,211,940

Repurchase agreements, Federal funds purchased, FHLB borrowings	270,537	—	—	91	270,628
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowings	270,537	—	—	113,497	384,034

Total interest sensitive liabilities	$4,036,857	$391,663	$35,454	$132,000	$4,595,974

GAP	1,394,312	(86,145)	207,412	(299)	—
Cumulative GAP	1,394,312	1,308,167	1,515,579	1,515,280	1,515,280

Demand deposits					$1,195,093
Stockholders’ equity					515,618

Total					$1,710,711

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.
The table above sets forth the balances as of September 30, 2010 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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
200 bp Increase
September 30, 2010
Change in net interest income	$21,650
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures as of September 30, 2010, and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could materially affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

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

TEXAS CAPITAL BANCSHARES, INC.
Date: October 21, 2010	/s/ Peter B. Bartholow
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