Form 10-K
period 2010-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2011-02-23
CIK 1077428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2010
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from to (No fee required)

Texas Capital Bancshares, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	001-34657 (Commission File Number)	75-2679109 (I.R.S. Employer Identification Number)

2000 McKinney Avenue, Suite 700, Dallas, Texas, U.S.A.	75201	214-932-6600
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐     No ☑

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $572,842,000. There were 37,116,772 shares of the registrant’s common stock outstanding on February 22, 2011.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement relating to the 2011 Annual Meeting of Stockholders, which will be filed no later than April 7, 2011, are incorporated by reference into Part III of this Form 10-K.

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

Growth History

We have grown substantially in both size and profitability since our formation. The table below sets forth data regarding the growth of key areas of our business from December 2006 through December 2010 (in thousands):

	December 31
	2010	2009	2008	2007	2006

Loans held for investment	$4,711,330	$4,457,293	$4,027,871	$3,462,608	$2,722,097
Total loans(1)	5,905,539	5,150,797	4,524,222	3,636,774	2,921,111
Assets(1)	6,448,179	5,698,318	5,141,034	4,287,853	3,659,445
Demand deposits	1,451,307	899,492	587,161	529,334	513,930
Total deposits	5,455,401	4,120,725	3,333,187	3,066,377	3,069,330
Stockholders’ equity	528,319	481,360	387,073	295,138	253,515

(1)	From continuing operations.

The following table provides information about the growth of our loan portfolio by type of loan from December 2006 to December 2010 (in thousands):

	December 31
	2010	2009	2008	2007	2006

Commercial loans	$2,592,924	$2,457,533	$2,276,054	$2,035,049	$1,602,577
Total real estate loans	2,029,766	1,903,127	1,656,221	1,347,429	1,068,963
Construction loans	270,008	669,426	667,437	573,459	538,586
Real estate term loans	1,759,758	1,233,701	988,784	773,970	530,377
Loans held for sale	1,194,209	693,504	496,351	174,166	199,014
Loans held for sale from discontinued operations	490	586	648	731	16,844
Equipment leases	95,607	99,129	86,937	74,523	45,280
Consumer loans	21,470	25,065	32,671	28,334	21,113

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

Business Strategy

Utilizing the business and community ties of our management and their banking experience, our strategy is building an independent bank that focuses primarily on middle market business customers and high net worth individuals in each of the five major metropolitan markets of Texas. To achieve this, we seek to implement the following strategies:

•	target middle market businesses and high net worth individuals;

•	grow our loan and deposit base in our existing markets by hiring additional experienced Texas bankers;

•	continue the emphasis on credit policy to provide for credit quality consistent with long-term objectives;

•	improve our financial performance through the efficient management of our infrastructure and capital base, which includes:

•	leveraging our existing infrastructure to support a larger volume of business;

•	maintaining stringent internal approval processes for capital and operating expenses;

•	extensive use of outsourcing to provide cost-effective operational support with service levels consistent with large-bank operations; and

•	extend our reach within our target markets of Austin, Dallas, Fort Worth, Houston and San Antonio through service innovation and service excellence.

Products and Services

We offer a variety of loan, deposit account and other financial products and services to our customers.

Business Customers.  We offer a full range of products and services oriented to the needs of our business customers, including:

•	commercial loans for general corporate purposes including financing for working capital, internal growth, acquisitions and financing for business insurance premiums;

•	real estate term and construction loans;

•	equipment leasing;

•	treasury management services;

•	trust and wealth management services; and

•	letters of credit.

Individual Customers.  We also provide complete banking services for our individual customers, including:

•	personal trust and wealth management services;

•	certificates of deposit;

•	interest bearing and non-interest bearing checking accounts with optional features such as Visa® debit/ATM cards and overdraft protection;

•	traditional money market and savings accounts;

•	consumer loans, both secured and unsecured;

•	branded Visa® credit card accounts, including gold-status accounts; and

•	internet banking.

Lending Activities

We target our lending to middle market businesses and high net worth individuals that meet our credit standards. The credit standards are set by our standing Credit Policy Committee with the assistance of our Bank’s Chief Credit Officer, who is charged with ensuring that credit standards are met by loans in our portfolio. Our Credit Policy Committee is comprised of senior Bank officers including our Bank’s Chief Executive Officer, our Bank’s President/Chief Lending Officer and our Bank’s Chief Credit Officer. We believe we have maintained a diversified loan portfolio. Credit policies and underwriting guidelines are tailored to address the unique risks associated with each industry represented in the portfolio. Our credit standards for commercial borrowers reference numerous criteria with respect to the borrower, including historical and projected financial information, strength of management, acceptable collateral and associated advance rates, and market conditions and trends in the borrower’s industry. In addition, prospective loans are also analyzed based on current industry concentrations in our loan portfolio to prevent an unacceptable concentration of loans in any particular industry. We believe our credit standards are consistent with achieving business objectives in the markets we serve and will generally mitigate risks. We believe that we differentiate our bank from its competitors by focusing on and aggressively marketing to our core customers and accommodating, to the extent permitted by our credit standards, their individual needs.

We generally extend variable rate loans in which the interest rate fluctuates with a predetermined indicator such as the United States prime rate or the London Interbank Offered Rate (LIBOR). Our use of variable rate loans is designed to protect us from risks associated with interest rate fluctuations since the rates of interest earned will automatically reflect such fluctuations.

Deposit Products

We offer a variety of deposit products to our core customers at interest rates that are competitive with other banks. Our business deposit products include commercial checking accounts, lockbox accounts, cash concentration accounts, and other treasury management services, including an on-line system. Our treasury management on-line system offers information services, wire transfer initiation, ACH intitiation, account transfer, and service integration. Our consumer deposit products include checking accounts, savings accounts, money market accounts and certificates of deposit. We also allow our consumer deposit customers to access their accounts, transfer funds, pay bills and perform other account functions over the Internet and through ATM machines.

Trust and Wealth Management

Our trust and wealth management services include investment management, personal trust and estate services, custodial services, retirement accounts and related services. Our investment management professionals work with our clients to define objectives, goals and strategies for their investment portfolios. We assist the customer with the selection of an investment manager and work with the client to tailor the investment program accordingly. We also offer retirement products such as individual retirement accounts and administrative services for retirement vehicles such as pension and profit sharing plans.

Cayman Islands Branch

In June 2003, we received authorization from the Cayman Islands Monetary Authority to establish a branch of our bank in the Cayman Islands. We believe that a Cayman Islands branch of our bank enables us to offer more competitive cash management and deposit products to our core customers. Our Cayman Islands branch consists of an agented office to facilitate our offering of these products. We opened our Cayman Islands branch in September 2003. All deposits in the Cayman Branch come from U.S. based customers of our Bank. Deposits do not originate from foreign sources, and funds transfers neither come from nor go to facilities outside of the U.S. All deposits are in U.S. dollars. As of December 31, 2010, our Cayman Islands deposits totaled $458.9 million.

Employees

As of December 31, 2010, we had 699 full-time employees relating to our continuing operations. None of our employees is represented by a collective bargaining agreement and we consider our relations with our employees to be good.

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

We are subject to restrictions on extensions of credit to executive officers, directors, principal stockholders and their related interests. These restrictions contained in the Federal Reserve Act and Federal Reserve Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. See additional restrictions on transactions with affiliates and insiders discussed in the Dodd-Frank Act section.

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

Pursuant to regulations promulgated under the Federal Deposit Insurance Corporation Improvement Act, the corrective actions that the banking agencies either must or may take are tied primarily to an institution’s capital levels. In accordance with the framework adopted by the Federal Deposit Insurance Corporation Improvement Act, the banking agencies have developed a classification system, pursuant to which all banks and thrifts are placed into one of five categories. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized.” A well capitalized bank has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or higher; a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 6% or higher; a leverage ratio (Tier 1 capital to total adjusted assets) of 5% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. Our bank’s total risk-based capital ratio was 10.19% at December 31, 2010 and, as a result, it is currently classified as “well capitalized” for purposes of the OCC’s prompt corrective action regulations. The bank’s capital category of “well capitalized” is determined solely for the purposes of applying prompt corrective action and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects. The OCC, Federal Reserve and FDIC may, pursuant to changes in their regulatory or statutory responsibilities, determine that additional capital may be required.

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

BASEL III.  On December 15, 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, known as Basel III. When fully phased in on January 1, 2019, Basel III requires banks to maintain the following new standards and introduces a new capital measure “Common Equity Tier 1”, or “CET1”. Basel III increases the CET1 to risk-weighted assets to 4.5%, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target CET1 to risk-weighted assets ratio to 7%. It requires banks to maintain a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.0%, plus the capital conservation buffer effectively resulting in Tier 1 capital ratio of 8.5%. Basel III increases the minimum total capital ratio to 8.0% plus the capital conservation buffer, increasing the minimum total capital ratio to 10.5%. Basel III also introduces a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a multi-year period, but the implementation of the new framework will commence January 1, 2013. On that date, banks will be required to meet the following minimum capital ratios: 3.5% CET1 to risk-weighted assets, 4.5% Tier 1 capital to risk-weighted assets and 8.0% total capital to risk-weighted assets. Although the Basel III framework is not directly binding on the U.S. bank regulatory agencies, the regulatory agencies will likely implement changes to the capital adequacy standards applicable to the insured depository institutions and their holding companies in light of Basel III.

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

Financial Modernization Act of 1999.  The Gramm-Leach-Bliley Financial Modernization Act of 1999 (“the Modernization Act”):

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

Community Reinvestment Act.  The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence new activity permitted by the Bank Holding Company Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA.

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

The Dodd-Frank Act.  On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act will have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, or Council, the Federal Reserve, the OCC, and the FDIC.

The following items provide a brief description of certain provisions of the Dodd-Frank Act that may have an affect on us.

•	The Dodd-Frank Act significantly reduces the ability of national banks to rely upon federal preemption of state consumer financial laws. Although the OCC, as the primary regulator of national banks, will have the ability to make preemption determinations where certain conditions are met, the broad rollback of federal preemption has the potential to create a patchwork of federal and state compliance obligations. This could, in turn, result in significant new regulatory requirements applicable to us and certain of our lending activities, with potentially significant changes in our operations and increases in our compliance costs. It could also result in uncertainty concerning compliance, with attendant regulatory and litigation risks.

•	The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also extends until January 1, 2013, federal deposit coverage for the full net amount held by depositors in non-interest bearing transaction accounts. Amendments to the FDIC Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions could increase the FDIC deposit insurance premiums paid by us.

•	The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•	The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Federal banking law currently limits a federal thrift’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•	The Dodd-Frank Act authorizes the establishment of the Consumer Financial Protection Bureau (“the CFPB”), which has the power to issue rules governing all financial institutions that offer financial services and products to consumers. The CFPB has the authority to monitor markets for consumer financial products to ensure that consumers are protected from abusive practices. Financial institutions will be subject to increased compliance and enforcement costs associated with regulations established by the CFPB.

•	The Dodd-Frank Act may create risks of “secondary actor liability” for lenders that provide financing to entities offering financial products to consumers. We may incur compliance and other costs in connection with administration of credit extended to entities engaged in activities covered by Dodd-Frank.

•	The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including ours. The Dodd-Frank Act (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials; (5) prohibits uninstructed broker votes on election of directors, executive compensation matters (including say on pay advisory votes), and other significant matters, and (6) requires disclosure on board leadership structure

Many of the requirements of the Dodd-Frank Act will be implemented over time and most will be subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

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

Risk Factors Associated With Our Business

We must effectively manage our credit risk.  There are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, including increased risks of fraud perpetrated by customers of the bank and risks resulting from uncertainties as to the future value of collateral. The risk of non-payment of loans is inherent in commercial banking. Although we attempt to minimize our credit risk by carefully monitoring the concentration of our loans within specific industries and through prudent loan approval practices in all categories of our lending, we cannot assure you that such monitoring and approval procedures will reduce these lending risks. We cannot assure you that our credit administration personnel, policies and procedures will adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio.

Our results of operations and financial condition would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses.  Experience in the banking industry indicates that a portion of our loans in all categories of our lending business will become delinquent, and some may only be partially repaid or may never be repaid at all. Our methodology for establishing the adequacy of the allowance for loan losses depends on subjective application of risk grades as indicators of borrowers’ ability to repay. Deterioration in general economic conditions and unforeseen risks affecting customers may have an adverse effect on borrowers’ capacity to repay timely their obligations before risk grades could reflect those changing conditions. In times of improving credit quality, with growth in our loan portfolio, the allowance for loan losses may decrease as a percent of total loans. Changes in economic and market conditions may increase the risk that the allowance would become inadequate if borrowers experience economic and other conditions adverse to their businesses. Maintaining the adequacy of our allowance for loan losses may require that we make significant and unanticipated increases in our provisions for loan losses, which would materially affect our results of operations and capital adequacy. Recognizing that many of our loans individually represent a significant percentage of our total allowance for loan losses, adverse collection experience in a relatively small number of loans could require an increase in our allowance. Federal regulators, as an integral part of their respective supervisory functions, periodically review our allowance for loan losses. The regulatory agencies may require us to change classifications or grades on loans, increase the allowance for loan losses with large provisions for loan losses and to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses required by these regulatory agencies could have a negative effect on our results of operations and financial condition.

Our growth plans are dependent on the availability of capital and funding.  Our historical dependence on trust preferred and other forms of debt capital became limited by market conditions beyond our control, as has been evidenced with the economic downturn and issues affecting the financial services industry. Pricing of capital, in terms of interest or dividend requirements or dilutive impact on earnings available to shareholders, has increased dramatically, and an increase in costs of capital can have a direct impact on operating performance and the ability to achieve growth objectives. Costs of funding could also increase dramatically and affect our growth objectives, as well as our financial performance. Additionally, the FDIC’s guarantee on non-interest bearing deposits was extended to January 1, 2013 but subsequent to that date we could be adversely affected in our ability to attract and maintain non-interest bearing deposits as a source of cost-effective funding. Adverse changes in operating performance or financial condition or changes in statutory or regulatory requirements could make raising additional capital difficult or extremely expensive.

Our operations are significantly affected by interest rate levels.  Our profitability is dependent to a large extent on our net interest income, which is the difference between interest income we earn as a result of interest paid to us on loans and investments and interest we pay to third parties such as our depositors and those from whom we borrow funds. Like most financial institutions, we are affected by changes in general interest rate levels, which are currently at record low levels, and by other economic factors beyond our control. Prolonged periods of unusually low interest rates may have an adverse effect on earnings or returns by reducing the value of demand deposits, stockholders’ equity and fixed rate liabilities with rates higher than available earning assets. Interest rate risk can result from mismatches between the dollar amount of repricing or maturing assets and liabilities and from mismatches in the timing and rate at which our assets and liabilities reprice. Although we have implemented strategies which we believe reduce the potential effects of changes in interest rates on our results of operations, these strategies will not always be successful. In addition, any substantial and prolonged increase in market interest rates could reduce our customers’ desire to borrow money from us or adversely affect their ability to repay their outstanding loans by increasing their costs since most of our loans have adjustable interest rates that reset periodically. If our borrowers’ ability to repay is affected, our level of non-performing assets would increase and the amount of interest earned on loans would decrease, thereby having an adverse effect on operating results. Any of these events could adversely affect our results of operations or financial condition.

Our business faces unpredictable economic and business conditions.  General economic conditions and specific business conditions impact the banking industry and our customers’ businesses. The credit quality of our loan portfolio necessarily reflects, among other things, the general economic conditions in the areas in which we conduct our business. Our continued financial success depends somewhat on factors beyond our control, including:

•	national and local economic conditions, including incidence of customer fraud evident at times of severe economic weakness;

•	the supply and demand for investable funds;

•	interest rates; and

•	federal, state and local laws affecting these matters.

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

Our business is concentrated in Texas and a downturn in the economy of Texas may adversely affect our business.  A substantial majority of our business is located in Texas. As a result, our financial condition and results of operations may be affected by changes in the Texas economy. A prolonged period of economic recession or other adverse economic conditions in Texas may result in an increase in non-payment of loans, a decrease in collateral value and higher incidence of fraud.

Our business strategy focuses on organic growth within our target markets and, if we fail to manage our growth effectively, it could negatively affect our operations.  We intend to develop our business principally through organic growth. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. In order to execute our growth strategy successfully, we must, among other things:

•	identify and expand into suitable markets and lines of business;

•	build our customer base;

•	maintain credit quality;

•	attract sufficient deposits to fund our anticipated loan growth;

•	attract and retain qualified bank management in each of our targeted markets;

•	identify and pursue suitable opportunities for opening new banking locations;

•	maintain adequate regulatory capital; and

•	maintain sufficient infrastructure to support growth, including meeting increasing regulatory requirements.

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

Real estate lending in our core Texas markets involves risks related to a decline in value of commercial and residential real estate.  Our real estate lending activities, and the exposure to fluctuations in real estate values, are significant and expected to increase. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for our loan portfolio were to decline materially, a significant part of our loan portfolio could become under-collateralized and we may not be able to realize the amount of security that we anticipated at the time of originating the loan. Conditions in certain segments of the real estate industry, including homebuilding, lot development and mortgage lending, may have an effect on values of real estate pledged as collateral in our markets. The inability of purchasers of real estate, including residential real estate, to obtain financing may weaken the financial condition of borrowers dependent on the sale or refinancing of property. Failure to sell some loans held for sale in accordance with contracted terms may result in mark to market charges to other operating income. In addition, after the mark to market, we may transfer the loans into the loans held for investment portfolio where they will then be subject to changes in grade, classification, accrual status, foreclosure, or loss which could have an effect on the adequacy of the allowance for loan losses. When conditions warrant, we may find it beneficial to restructure loans to improve prospects of collectability, and such actions may require loans to be treated as troubled debt restructurings and/or non-performing loans.

We are subject to environmental liability risk associated with lending activities.  A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

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

We are subject to extensive government regulation and supervision.  We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, operations and growth, among other things. These regulations also impose obligations to maintain appropriate policies, procedures and controls, among other things, to detect, prevent and report money laundering and terrorist financing and to verify the identities of our customers. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. The changes in regulation and requirements imposed on financial institutions, such as the recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) and recently adopted Basel III accords, could subject us to additional costs, impose requirements for additional capital, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. We expend substantial effort and incur costs to improve our systems, audit capabilities, staffing and training in order to satisfy regulatory requirements, but the regulatory authorities may determine that such efforts are insufficient. Failure to comply with relevant laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. In addition, the FDIC has imposed higher general and special assessments on deposits based on general industry conditions and as a result of changes in specific programs, and there is no restriction on the amount by which the FDIC may increase deposit assessments in the future. These increased FDIC assessments have affected our earnings to a significant degree, and the industry may be subject to additional assessments, fees or taxes.

Furthermore, Sarbanes-Oxley, and the related rules and regulations promulgated by the SEC and Financial Industry Regulatory Authority (“FINRA”) that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we have experienced, and may continue to experience, greater compliance costs.

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

Our management maintains significant control over us.  Our current executive officers and directors beneficially own approximately 5% of the outstanding shares of our common stock. Accordingly, our current executive officers and directors are able to influence, to a significant extent, the outcome of all matters required to be submitted to our stockholders for approval (including decisions relating to the election of directors) and other significant corporate matters.

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

Anti-takeover provisions of our certificate of incorporation, bylaws and Delaware law may make it more difficult for you to receive a change in control premium.  Certain provisions of our certificate of incorporation and bylaws could make a merger, tender offer or proxy contest more difficult, even if such events were perceived by many of our stockholders as beneficial to their interests. These provisions include advance notice for nominations of directors and stockholders’ proposals, and authority to issue “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law which, in general, prevents an interested stockholder, defined generally as a person owning 15% or more of a corporation’s outstanding voting stock, from engaging in a business combination with our company for three years following the date that person became an interested stockholder unless certain specified conditions are satisfied.

We are subject to claims and litigation pertaining to fiduciary responsibility, employment practices and other general business matters litigation.  From time to time, customers make claims and take legal action pertaining to our performance of our fiduciary responsibilities. Whether customer claims and legal action related to our performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. In addition, employees can make claims related to our employment practices. If such claims or legal actions are not resolved in a manner favorable to us they may result in significant financial liability and/or adversely affect the market perception of us. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

New lines of business or new products and services may subject us to additional risks.  From time to time, we may develop and grow new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition. All service offerings, including current offerings and those which may be provided in the future, may become more risky due to changes in economic, competitive and market conditions beyond our control.

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

The trading volume in our common stock is less than that of other larger financial services companies.  Although our common stock is traded on the Nasdaq Global Select Market, the trading volume in our common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall. In addition, a substantial majority of common stock outstanding is held by institutional shareholders, and trading activity involving large positions may increase volatility of the stock price.

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

The holders of our junior subordinated debentures have rights that are senior to those of our shareholders.  As of December 31, 2010, we had $113.4 million in junior subordinated debentures outstanding that were issued to our statutory trusts. The trusts purchased the junior subordinated debentures from us using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

Our junior subordinated debentures are senior to our shares of common stock. As a result, we must make payments on our junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to our shareholders. If certain conditions are met, we have the right to defer interest payments on the junior subordinated debentures (and the related trust preferred securities) at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period, during which time no dividends may be paid to holders of our common stock.

We do not currently pay dividends.  Our ability to pay dividends is limited and we may be unable to pay future dividends. We do not currently pay dividends on our common stock. Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of our bank subsidiary, Texas Capital Bank, to pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to our regulated bank subsidiary. If these regulatory requirements are not met, our subsidiary bank will not be able to pay dividends to us, and we could be unable to pay dividends on our common stock or meet debt or other contractual obligations.

Risks Associated With Our Industry

The earnings of financial services companies are significantly affected by general business and economic conditions.  As a financial services company, our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuation in both debt and equity capital markets, broad trends in industry and finance and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. Continued weakness or further deterioration in economic conditions could result in decreases in loan collateral values and increases in loan delinquencies, non-performing assets and losses on loans and other real estate acquired through foreclosure of loans. Industry conditions, competition and the performance of our bank could also result in a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our results of operations and financial condition.

There can be no assurance that recent and future legislation will not subject us to heightened regulation, and the impact of such legislation on us cannot be reliably determined at this time.  On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which imposes significant regulatory and compliance changes. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with the new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations may negatively impact our results of operations and financial condition. We cannot predict what additional legislation may be enacted affecting banks and bank holding companies and their operations, or what regulations might be adopted by bank regulators or the effects thereof. In light of current economic conditions in the financial markets and the United States economy, Congress and regulators have increased their focus on the regulation of the banking industry. If enacted, any new legislative or regulatory initiatives could affect us in substantial and unpredictable ways, including increased compliance costs and additional operating restrictions on our business, and could result in an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2010, we conducted business at nine full service banking locations and one operations center. Our operations center houses our loan and deposit operations and the BankDirect call center. We lease the space in which our banking centers and the operations call center are located. These leases expire between March 2013 and May 2021, not including any renewal options that may be available.

The following table sets forth the location of our executive offices, operations center and each of our banking centers.

Type of Location	Address

Executive offices, banking location	2000 McKinney Avenue Suite 700 Dallas, Texas 75201

Operations center, banking location	2350 Lakeside Drive Suite 800 Richardson, Texas 75083

Banking location	14131 Midway Road Suite 100 Addison, Texas 75001

Banking location	5910 North Central Expressway Suite 150 Dallas, Texas 75206

Banking location	5800 Granite Parkway Suite 150 Plano, Texas 75024

Banking location	500 Throckmorton Suite 300 Fort Worth, Texas 76102

Banking location	114 W. 7th St. Suite 100 Austin, Texas 78701

Banking location	745 East Mulberry Street Suite 350 San Antonio, Texas 78212

Banking location	7373 Broadway Suite 100 San Antonio, Texas 78209

Banking location	One Riverway Suite 150 Houston, Texas 77056

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on our results of operations or financial condition.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol “TCBI”. On February 22, 2011, there were approximately 308 holders of record of our common stock.

No cash dividends have ever been paid by us on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our principal source of funds to pay cash dividends on our common stock would be cash dividends from our bank. The payment of dividends by our bank is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities.

The following table presents the range of high and low bid prices reported on The Nasdaq Global Select Market for each of the four quarters of 2009 and 2010.

	Price Per Share
Quarter Ended	High	Low

March 31, 2009	13.63	6.55
June 30, 2009	16.24	9.87
September 30, 2009	18.30	14.25
December 31, 2009	17.03	12.98
March 31, 2010	19.39	13.75
June 30, 2010	21.45	14.86
September 30, 2010	18.85	15.03
December 31, 2010	22.73	16.65

Equity Compensation Plan Information

The following table presents certain information regarding our equity compensation plans as of December 31, 2010.

	Number of Securities	Weighted Average	Number of Securities
	to Be Issued Upon	Exercise Price of	Remaining Available
	Exercise of	Outstanding	for Future Issuance
	Outstanding Options,	Options, Warrants	Under Equity
Plan Category	Warrants and Rights	and Rights	Compensation Plans

Equity compensation plans approved by security holders	2,147,004	$14.81	559,760
Equity compensation plans not approved by security holders	—	—	—

Total	2,147,004	$14.81	559,760

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

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

Texas Capital Bancshares, Inc.	$21.62	$22.38	$19.88	$18.25	$13.36	$13.96	$21.34
Russell 2000 Index RTY	658.72	681.26	796.70	775.75	509.18	633.31	792.00
Nasdaq Bank Index CBNK	3,288.71	3,154.28	3,498.55	2,746.89	2,098.35	1,693.34	1,882.37

TCBI Stock Performance Graph

Source: Bloomberg

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

(in thousands, except per share,	At or For The Year Ended December 31
average share and percentage data)	2010	2009	2008	2007	2006

Consolidated Operating Data (1)
Interest income	$279,810	$243,153	$248,930	$289,292	$236,482
Interest expense	38,136	46,462	97,193	149,540	119,312

Net interest income	241,674	196,691	151,737	139,752	117,170
Provision for credit losses	53,500	43,500	26,750	14,000	4,000

Net interest income after provision for credit losses	188,174	153,191	124,987	125,752	113,170
Non-interest income	32,263	29,260	22,470	20,627	17,684
Non-interest expense	163,488	145,542	109,651	98,606	86,912

Income from continuing operations before income taxes	56,949	36,909	37,806	47,773	43,942
Income tax expense	19,626	12,522	12,924	16,420	14,961

Income from continuing operations	37,323	24,387	24,882	31,353	28,981
Income (loss) from discontinued operations (after-tax)	(136)	(235)	(616)	(1,931)	(57)

Net income	37,187	24,152	24,266	29,422	28,924
Preferred stock dividends	—	5,383	—	—	—

Net income available to common shareholders	$37,187	$18,769	$24,266	$29,422	$28,924

Consolidated Balance Sheet Data(1)
Total assets(3)	$6,445,679	$5,698,318	$5,141,034	$4,287,853	$3,659,445
Loans held for investment	4,711,330	4,457,293	4,027,871	3,462,608	2,722,097
Loans held for sale	1,194,209	693,504	496,351	174,166	199,014
Loans held for sale from discontinued operations	490	586	648	731	16,844
Securities available-for-sale	185,424	266,128	378,752	440,119	520,091
Demand deposits	1,451,307	899,492	587,161	529,334	513,930
Total deposits	5,455,401	4,120,725	3,333,187	3,066,377	3,069,330
Federal funds purchased	283,781	580,519	350,155	344,813	165,955
Other borrowings	14,106	376,510	930,452	439,038	45,604
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406	113,406
Stockholders’ equity	528,319	481,360	387,073	295,138	253,515

(in thousands, except per share,	At or For The Year Ended December 31
average share and percentage data)	2010	2009	2008	2007	2006

Other Financial Data
Income per share:
Basic
Income from continuing operations	$1.02	$.56	$.89	$1.20	$1.12
Net income	1.02	.55	.87	1.12	1.11
Diluted
Income from continuing operations	1.00	.55	.89	1.18	1.10
Net income	1.00	.55	.87	1.10	1.09
Tangible book value per share(4)	13.89	12.96	12.19	10.92	9.32
Book value per share(4)	14.15	13.23	12.44	11.22	9.82
Weighted average shares:
Basic	36,627,329	34,113,285	27,952,973	26,187,084	25,945,065
Diluted	37,346,028	34,410,454	28,048,463	26,678,571	26,468,811
Selected Financial Ratios:
Performance Ratios
From continuing operations:
Net interest margin	4.28%	3.89%	3.54%	3.82%	3.84%
Return on average assets	.63%	.46%	.55%	.80%	.88%
Return on average equity	7.23%	5.15%	7.46%	11.51%	12.62%
Efficiency ratio	59.68%	64.41%	62.94%	61.48%	64.45%
Non-interest expense to average earning assets	2.88%	2.87%	2.54%	2.68%	2.83%
From consolidated:
Net interest margin	4.28%	3.89%	3.54%	3.82%	4.00%
Return on average assets	.62%	.45%	.54%	.75%	.87%
Return on average equity	7.21%	5.10%	7.28%	10.80%	12.59%
Asset Quality Ratios
Net charge-offs (recoveries) to average loans(2)	1.14%	.46%	.35%	.07%	.08%
Reserve for loan losses to loans held for investment(2)	1.52%	1.52%	1.13%	.92%	.74%
Reserve for loan losses to non-accrual loans	.6	x	.7	x	1.0	x	1.5	x	2.2	x
Non-accrual loans to loans(2)	2.38%	2.15%	1.18%	.62%	.33%
Total NPAs to loans plus OREO(2)	3.25%	2.74%	1.81%	.69%	.37%

(In thousands, except per share,	At or For The Year Ended December 31
average share and percentage data)	2010	2009	2008	2007	2006

Capital and Liquidity Ratios
Total capital ratio	11.83%	11.98%	10.92%	10.56%	11.16%
Tier 1 capital ratio	10.58%	10.73%	9.97%	9.41%	9.68%
Tier 1 leverage ratio	9.36%	10.54%	10.21%	9.38%	9.18%
Average equity/average assets	8.67%	8.91%	7.38%	6.98%	6.96%
Tangible common equity/ total tangible assets(4)	7.98%	8.18%	7.36%	6.73%	6.74%
Average net loans/average deposits	105.50%	128.43%	120.03%	103.64%	93.89%

(1)	The consolidated statement of operating data and consolidated balance sheet data presented above for the five most recent fiscal years ended December 31 have been derived from our audited consolidated financial statements. The historical results are not necessarily indicative of the results to be expected in any future period.

(2) Excludes loans held for sale.

(3) From continuing operations.

(4) Excludes unrealized gains/losses on securities.

Consolidated Interim Financial Information (Unaudited)

	2010 Selected Quarterly Financial Data
(in thousands except per share and average share data)	Fourth	Third	Second	First

Interest income	$75,432	$72,600	$67,472	$64,306
Interest expense	9,477	9,994	9,587	9,078

Net interest income	65,955	62,606	57,885	55,228
Provision for credit losses	12,000	13,500	14,500	13,500

Net interest income after provision for credit losses	53,955	49,106	43,385	41,728
Non-interest income	9,178	8,101	8,036	6,948
Non-interest expense	44,582	42,602	39,118	37,186

Income from continuing operations before income taxes	18,551	14,605	12,303	11,490
Income tax expense	6,475	5,074	4,187	3,890

Income from continuing operations	12,076	9,531	8,116	7,600
Loss from discontinued operations (after-tax)	(22)	(5)	(54)	(55)

Net income	$12,054	$9,526	$8,062	$7,545

Basic earnings per share:
Income from continuing operations	$.33	$.26	$.22	$.21

Net income	$.33	$.26	$.22	$.21

Diluted earnings per share:
Income from continuing operations	$.32	$.25	$.22	$.21

Net income	$.32	$.25	$.22	$.21

Average shares:
Basic	36,855,000	36,784,000	36,670,000	36,191,000

Diluted	37,658,000	37,445,000	37,487,000	36,784,000

	2009 Selected Quarterly Financial Data
(In thousands except per share data)	Fourth	Third	Second	First

Interest income	$65,137	$62,197	$60,013	$55,806
Interest expense	10,031	10,631	11,211	14,589

Net interest income	55,106	51,566	48,802	41,217
Provision for credit losses	10,500	13,500	11,000	8,500

Net interest income after provision for credit losses	44,606	38,066	37,802	32,717
Non-interest income	7,811	7,133	7,416	6,900
Non-interest expense	42,796	37,067	35,373	30,306

Income from continuing operations before income taxes	9,621	8,132	9,845	9,311
Income tax expense	3,194	2,779	3,363	3,186

Income from continuing operations	6,427	5,353	6,482	6,125
Loss from discontinued operations (after-tax)	(55)	(41)	(44)	(95)

Net income	6,372	5,312	6,438	6,030
Preferred stock dividends	—	—	4,453	930

Net income available to common shareholders	$6,372	$5,312	$1,985	$5,100

Basic earnings per share:
Income from continuing operations	$.18	$.15	$.06	$.17

Net income	$.18	$.15	$.06	$.16

Diluted earnings per share:
Income from continuing operations	$.18	$.15	$.06	$.17

Net income	$.18	$.15	$.06	$.16

Average shares:
Basic	35,850,000	35,754,000	33,784,000	26,528,000

Diluted	36,311,000	36,304,000	33,866,000	31,072,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

(6)	The loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels

(7)	Changes in government regulations including changes as a result of the current economic crisis. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry.

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

The following discussions and analyses present the significant factors affecting our financial condition as of December 31, 2010 and 2009 and results of operations for each of the three years in the period ended December 31, 2010. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing later in this report. Please also note the below description about our discontinued operations and how it is reflected in the following discussions of our financial condition and results of operations.

On October 16, 2006, we completed the sale of our residential mortgage lending division (“RML”). The sale was effective as of September 30, 2006, and, accordingly, all operating results for this discontinued component of our operations were reclassified to discontinued operations. All prior periods were restated to reflect the change. Subsequent to the end of the first quarter of 2007, Texas Capital Bank and the purchaser of its residential mortgage loan division (RML) agreed to terminate and settle the contractual arrangements related to the sale of the division.

The loss from discontinued operations was $136,000 and $235,000, net of taxes, for the years 2010 and 2009, respectively. The 2010 losses are primarily related to continuing legal and salary expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $490,000 in loans held for sale from discontinued operations that are carried at the estimated market value at year-end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of December 31, 2010 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation. Our mortgage warehouse lending operations were not part of the sale, and are included in the results from continuing operations. Except as otherwise noted, all amounts and disclosures throughout this document reflect only the Company’s continuing operations.

Year ended December 31, 2010 compared to year ended December 31, 2009

We reported net income of $37.3 million for the year ended December 31, 2010, compared to $24.4 million for the same period in 2009. We reported net income available to common shareholders of $37.3 million, or $1.00 per diluted common share, for the year ended December 31, 2010, compared to $19.0 million, or $.55 per diluted common share, for the same period in 2009 as a result of preferred dividends paid in 2009. Return on average equity was 7.23% and return on average assets was .63% for the year ended December 31, 2010, compared to 5.15% and .46%, respectively, for the same period in 2009.

Net income increased $12.9 million, or 53%, for the year ended December 31, 2010, and net income available to common shareholders increased $18.3 million, or 96%, compared to the same period in 2009. The $12.9 increase was primarily the result of a $45.0 increase in net interest income and a $3.0 million increase in non-interest income, offset by a $10.0 million increase in the provision for credit losses and a $17.9 million increase in non-interest expense, and a $7.1 million increase in income tax expense.

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

Net Interest Income

Net interest income was $241.7 million for the year ended December 31, 2010 compared to $196.7 million for the same period of 2009. The increase in net interest income was primarily due to an increase of $593.7 million in average earning assets and the increase in our net interest margin. The increase in average earning assets from 2009 included an $546.1 million increase in average net loans offset by a $92.0 million decrease in average securities. For the year ended December 31, 2010, average net loans and securities represented 93% and 4%, respectively, of average earning assets compared to 93% and 6%, respectively, in 2009.

Average interest bearing liabilities for the year ended December 31, 2010 increased $222.2. million from the year ended December 31, 2009, which included a $964.5 million increase in interest bearing deposits and a $742.2 million decrease in other borrowings. For the same periods, the average balance of demand deposits increased to $1.1 billion from $760.8 million.. The average cost of interest bearing liabilities decreased from 1.14% for the year ended December 31, 2009 to 0.89% in 2010, reflecting the continued low market interest rates, and our focus on reducing deposit rates.

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

Volume/Rate Analysis

	Years Ended December 31,
	2010/2009			2009/2008
		Change Due To(1)			Change Due To(1)
(in thousands)	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate

Interest income:
Securities(2)	$(4,200)	$(4,136)	$(64)	$(4,184)	$(3,586)	$(598)
Loans	40,503	26,823	13,680	(1,509)	49,955	(51,464)
Federal funds sold	179	395	(216)	(137)	(51)	(86)
Deposits in other banks	72	126	(54)	13	111	(98)

	36,554	23,208	13,346	(5,817)	46,429	(52,246)
Interest expense :
Transaction deposits	732	474	258	(221)	178	(399)
Savings deposits	5,695	8,186	(2,491)	(4,320)	7,299	(11,619)
Time deposits	(9,163)	(4,833)	(4,330)	(16,477)	3,532	(20,009)
Deposits in foreign branches	(1,779)	(161)	(1,618)	(14,010)	(9,271)	(4,739)
Borrowed funds	(3,811)	(3,196)	(615)	(15,703)	5,032	(20,735)

	(8,326)	470	(8,796)	(50,731)	6,770	(57,501)

Net interest income	$44,880	$22,738	$22,142	$44,914	$39,659	$5,255

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.

Net interest margin from continuing operations, the ratio of net interest income to average earning assets, from continuing operations increased from 3.89% in 2009 to 4.28% in 2010. This 39 basis point increase was a result of a decline in the costs of interest bearing liabilities and growth in non-interest bearing deposits. Total cost of funding decreased from .87% for 2009 to .64% for 2010. Also contributing to the increase in net interest margin was a 14 basis point increase in the yield on earning assets from 2009.

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

Consolidated Daily Average Balances, Average Yields and Rates

	Year Ended December 31
	2010			2009			2008
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(in thousands except percentage data)	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Assets
Securities — Taxable	$183,363	$8,023	4.38%	$269,888	$11,928	4.42%	$343,870	$16,000	4.65%
Securities — Non-taxable(2)	39,360	2,243	5.70%	44,873	2,538	5.66%	47,450	2,650	5.58%
Federal funds sold	112,716	210	0.19%	8,196	31	0.38%	11,744	168	1.43%
Deposits in other banks	47,365	116	0.24%	12,266	44	0.36%	2,675	31	1.16%
Loans held for sale	883,033	41,808	4.73%	596,271	28,336	4.75%	255,808	14,842	5.80%
Loans	4,475,668	228,195	5.10%	4,200,174	201,164	4.79%	3,685,301	216,167	5.87%
Less reserve for loan losses	71,942	—	—	55,784	—	—	35,769	—	—

Loans, net	5,286,759	270,003	5.11%	4,740,661	229,500	4.84%	3,905,340	231,009	5.92%

Total earning assets	5,669,563	280,595	4.95%	5,075,884	244,041	4.81%	4,311,079	249,858	5.80%
Cash and other assets	281,448			245,034			206,634

Total assets	$5,951,011			$5,320,918			$4,517,713

Liabilities and stockholders’ equity
Transaction deposits	$437,674	$974	0.22%	$147,961	$242	0.16%	$106,720	$463	0.43%
Savings deposits	2,142,541	15,777	0.74%	1,182,442	10,082	0.85%	784,685	14,402	1.84%
Time deposits	913,616	11,707	1.28%	1,188,964	20,870	1.76%	1,086,252	37,347	3.44%
Deposits in foreign branches	401,155	4,851	1.21%	411,116	6,630	1.61%	746,399	20,640	2.77%

Total interest bearing deposits	3,894,986	33,309	0.86%	2,930,483	37,824	1.29%	2,724,056	72,852	2.67%
Other borrowings	280,899	1,155	0.41%	1,023,198	4,406	0.43%	798,647	17,896	2.24%
Trust preferred subordinated debentures	113,406	3,672	3.24%	113,406	4,232	3.73%	113,406	6,445	5.68%

Total interest bearing liabilities	4,289,291	38,136	0.89%	4,067,087	46,462	1.14%	3,636,109	97,193	2.67%
Demand deposits	1,116,260			760,776			529,471
Other liabilities	29,492			19,207			18,616
Stockholders’ equity	515,968			473,848			333,517

Total liabilities and stockholders’ equity	$5,951,011			$5,320,918			$4,517,713

Net interest income		$242,459			$197,579			$152,665
Net interest margin			4.28%			3.89%			3.54%
Net interest spread			4.06%			3.67%			3.13%

(1) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2) Taxable equivalent rates used where applicable.

Additional information from discontinued operations:

Loans held for sale from discontinued operations	$564			$600			$699
Borrowed funds	564			600			699
Net interest income		$36			$61			$54
Net interest margin — consolidated			4.28%			3.89%			3.54%

Non-interest Income

	Year Ended December 31
(in thousands)	2010	2009	2008

Service charges on deposit accounts	$6,392	$6,287	$4,699
Trust fee income	3,846	3,815	4,692
Bank owned life insurance (BOLI) income	1,889	1,579	1,240
Brokered loan fees	11,190	9,043	3,242
Equipment rental income	4,134	5,557	5,995
Other(1)	4,812	2,979	2,602

Total non-interest income	$32,263	$29,260	$22,470

(1)	Other income includes such items as letter of credit fees, swap fees, and other general operating income, none of which account for 1% or more of total interest income and non-interest income.

Non-interest income increased by $3.0 million, or 10%, during the year ended December 31, 2010 to $32.3 million, compared to $29.3 million during the same period in 2009. The increase was primarily due to an increase in brokered loan fees, which increased $2.2 million to $11.2 million for the year ended December 31, 2010, compared to $9.0 million for the same period in 2009 due to an increase in our mortgage warehouse lending volume. Other non-interest income increased $1.8 million primarily related to losses on sale of assets we experienced in 2009 not recurring in 2010, as well as an increase in swap fees during 2010. These increases were offset by a $1.4 million decrease in equipment rental income related to a decline in the leased equipment portfolio.

Non-interest income increased by $6.8 million, or 30%, during the year ended December 31, 2009 to $29.3 million, compared to $22.5 million during the same period in 2008. The increase was primarily due to an increase in brokered loan fees, which increased $5.8 million to $9.0 million for the year ended December 31, 2009, compared to $3.2 million for the same period in 2008 due to an increase in our mortgage warehouse lending volume. Service charges increased $1.6 million to $6.3 million for the year ended December 31, 2009, compared to $4.7 million for the same period in 2008 due to lower earnings credit rates and an increase in fees. These increases were offset by an $877,000 decrease in trust fee income, which is due to the overall lower market values of trust assets.

While management expects continued growth in non-interest income, the future rate of growth could be affected by increased competition from nationwide and regional financial institutions and by decreased demand in mortgage warehouse lending volume. In order to achieve continued growth in non-interest income, we may need to introduce new products or enter into new markets. Any new product introduction or new market entry could place additional demands on capital and managerial resources.

Non-interest Expense

	Year Ended December 31
(in thousands)	2010	2009	2008

Salaries and employee benefits	$85,298	$73,419	$61,438
Net occupancy expense	12,314	12,291	9,631
Leased equipment depreciation	3,297	4,319	4,667
Marketing	5,419	3,034	2,729
Legal and professional	11,837	11,846	9,622
Communications and technology	8,511	6,510	5,152
FDIC insurance assessment	9,202	8,464	1,797
Allowance and other carrying costs for OREO	10,404	10,345	1,541
Other(1)	17,206	15,314	13,074

Total non-interest expense	$163,488	$145,542	$109,651

(1)	Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, due from bank charges, software amortization and maintenance, and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the year ended December 31, 2010 increased $17.9 million compared to the same period of 2009 primarily related to increases in salaries and employee benefits, marketing expense and FDIC assessment expenses.

Salaries and employee benefits expense increased $11.9 million to $85.3 million during the year ended December 31, 2010. This increase resulted primarily from general business growth.

Leased equipment depreciation expense decreased by $1.0 million during the year ended December 31, 2010 due to the decline in the leased equipment portfolio.

Marketing expense for the year ended December 31, 2010 increased $2.4 million compared to the same period in 2009. Marketing expense for the year ended December 31, 2010 included $1.0 million of direct marketing and advertising expense and $2.2 million in business development expense compared to $515,000 and $1.7 million, respectively, in 2009. Marketing expense for the year ended December 31, 2010 also included $2.2 million for the purchase of miles related to the American Airlines AAdvantage® program compared to $856,000 during 2009. Marketing may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets.

Communications and technology expense increased $2.0 million to $8.5 million during the year ended December 31, 2010 as a result of general business and customer growth.

FDIC insurance assessment expense increased by $738,000 from $8.5 million in 2009 to $9.2 million due to higher rates and an increase in our deposit base. The FDIC assessment rates may continue to increase and will continue to be a factor in our expense growth.

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

Legal and professional expenses increased $2.2 million, or 23%, during the year ended December 31, 2009 mainly related to general business growth, and continued regulatory and compliance costs. Regulatory and compliance continue to be a factor in our expense growth and we anticipate that they will continue to increase.

FDIC insurance assessment expense increased by $6.7 million from $1.8 million in 2008 to $8.5 million in 2009 due to the rate increase and special assessment. The FDIC assessment rates may continue to increase and will continue to be a factor in our expense growth.

Allowance and other carrying costs for OREO increased $8.8 million during the year ended December 31, 2009 related to deteriorating values of assets held in OREO. Of the $10.3 million expense for 2009, $6.6 million was related to establishing and increasing the valuation allowance during the year and $1.2 million related to direct write-downs of the OREO balance.

Analysis of Financial Condition

Loan Portfolio

Our loan portfolio has grown at an annual rate of 24%, 14% and 15% in 2008, 2009 and 2010, respectively, reflecting the build-up of our lending operations. Our business plan focuses primarily on lending to middle market businesses and high net worth individuals, and as such, commercial and real estate loans have comprised a majority of our loan portfolio since we commenced operations, comprising 73% of total loans at December 31, 2010. Construction loans have decreased from 18% of the portfolio at December 31, 2006 to 5% of the portfolio at December 31, 2010. Consumer loans generally have represented 1% or less of the portfolio from December 31, 2006 to December 31, 2010. Loans held for sale, which relates to our mortgage warehouse lending operations and are principally mortgage loans being warehoused for sale (typically within 10 to 20 days), fluctuate based on the level of market demand in the product. Due to market conditions experienced in the mortgage industry during 2007, loans not sold within the normal timeframe were transferred to the loans held for investment portfolio. Loans were transferred at a lower of cost or market basis and are then subject to normal loan review, grading and reserve allocation requirements. The remaining balance of loans transferred was $5.5 million at December 31, 2010, and $467,000 of such loans were NPAs with allocated reserves of approximately $158,000.

We originate substantially all of the loans held in our portfolio, except participations in residential mortgage loans held for sale, select loan participations and syndications, which are underwritten independently by us prior to purchase, and certain USDA and SBA government guaranteed loans that we purchase in the secondary market. We also participate in syndicated loan relationships, both as a participant and as an agent. As of December 31, 2010, we have $521.5 million in syndicated loans, $165.9 million of which we acted as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans originated by us. In addition, as of December 31, 2010, none of our syndicated loans were nonperforming, and none are considered potential problem loans.

The following summarizes our loan portfolio on a gross basis by major category as of the dates indicated (in thousands):

	December 31
	2010	2009	2008	2007	2006

Commercial	$2,592,924	$2,457,533	$2,276,054	$2,035,049	$1,602,577
Construction	270,008	669,426	667,437	573,459	538,586
Real estate	1,759,758	1,233,701	988,784	773,970	530,377
Consumer	21,470	25,065	32,671	28,334	21,113
Equipment leases	95,607	99,129	86,937	74,523	45,280
Loans held for sale	1,194,209	693,504	496,351	174,166	199,014

Total	$5,933,976	$5,178,358	$4,548,234	$3,659,501	$2,936,947

Commercial Loans and Leases.  Our commercial loan portfolio is comprised of lines of credit for working capital and term loans and leases to finance equipment and other business assets. Our energy production loans are generally collateralized with proven reserves based on appropriate valuation standards. Our commercial loans and leases are underwritten after carefully evaluating and understanding the borrower’s ability to operate profitably. Our underwriting standards are designed to promote relationship banking rather than making loans on a transaction basis. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. At December 31, 2010, funded commercial loans and leases totaled approximately $2.7 billion, approximately 45% of our total funded loans.

Real Estate Loans.  Approximately 23% of our real estate loan portfolio (excluding construction loans) and 7% of the total portfolio is comprised of loans secured by properties other than market risk or investment-type real estate. Market risk loans are real estate loans where the primary source of repayment is expected to come from the sale or lease of the real property collateral. We generally provide temporary financing for commercial and residential property. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Our real estate loans generally have maximum terms of five to seven years, and we provide loans with both floating and fixed rates. We generally avoid long-term loans for commercial real estate held for investment. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Appraised values may be highly variable due to market conditions and impact of the inability of potential purchasers and lessees to obtain financing and lack of transactions at comparable values. At December 31, 2010, real estate term loans totaled approximately $1.8 billion, or 30% of our total funded loans; of this total, $1,525.5 million were loans with floating rates and $234.2 million were loans with fixed rates.

Construction Loans.  Our construction loan portfolio consists primarily of single-family residential properties and commercial projects used in manufacturing, warehousing, service or retail businesses. Our construction loans generally have terms of one to three years. We typically make construction loans to developers, builders and contractors that have an established record of successful project completion and loan repayment and have a substantial investment of the borrowers’ equity. However, construction loans are generally based upon estimates of costs and value associated with the completed project. Sources of repayment for these types of loans may be pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from us until permanent financing is obtained. The nature of these loans makes ultimate repayment extremely sensitive to overall economic conditions. Borrowers may not be able to correct conditions of default in loans, increasing risk of exposure to classification, NPA status, reserve allocation and actual credit loss and foreclosure. These loans typically have floating rates and commitment fees. At December 31, 2010, funded construction real estate loans totaled approximately $270.0 million, approximately 5% of our total funded loans.

Loans Held for Sale.  Our loans held for sale portfolio consists of participations purchased in single-family residential mortgages funded through our warehouse lending group. These loans are typically on our balance sheet for 10 to 20 days or less. We have agreements with mortgage lenders and participate in individual loans they originate. All loans are subject to pre-committed programs for permanent financing with financially sound investors. Substantially all loans are conforming loans. At December 31, 2010, loans held for sale totaled approximately $1.2 billion, approximately 20% of our total funded loans.

Letters of Credit.  We issue standby and commercial letters of credit, and can service the international needs of our clients through correspondent banks. At December 31, 20010, our commitments under letters of credit totaled approximately $54.8 million.

Portfolio Geographic and Industry Concentrations

We continue to lend primarily in Texas. As of December 31, 2010, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. The table below summarizes the industry concentrations of our funded loans at December 31, 2010. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

		Percent of
(in thousands)	Amount	Total Loans

Services	$2,208,811	37.2%
Loans held for sale	1,194,209	20.1%
Contracting — construction and real estate development	580,215	9.8%
Investors and investment management companies	671,592	11.3%
Petrochemical and mining	506,759	8.5%
Personal/household	196,360	3.3%
Manufacturing	224,569	3.8%
Retail	116,421	2.0%
Wholesale	156,326	2.6%
Contracting — trades	47,607	0.8%
Government	14,558	0.3%
Agriculture	16,549	0.3%

Total	$5,933,976	100.0%

Our largest concentration in any single industry is in services. Loans extended to borrowers within the services industries include loans to finance working capital and equipment, as well as loans to finance investment and owner-occupied real estate. Significant trade categories represented within the services industries include, but are not limited to, real estate services, financial services, leasing companies, transportation and communication, and hospitality services. Borrowers represented within the real estate services category are largely owners and managers of both residential and non-residential commercial real estate properties. Personal/household loans include loans to certain high net worth individuals for commercial purposes, in addition to consumer loans. Loans held for sale are those loans originated by our mortgage warehouse lending group. Loans extended to borrowers within the contracting industry are comprised largely of loans to land developers and to both heavy construction and general commercial contractors. Many of these loans are secured by real estate properties, the development of which is or may be financed by our bank. Loans extended to borrowers within the petrochemical and mining industries are predominantly loans to finance the exploration and production of petroleum and natural gas. These loans are generally secured by proven petroleum and natural gas reserves.

We make loans that are appropriately collateralized under our credit standards. Approximately 97% of our funded loans are secured by collateral. Over 90% of the real estate collateral is located in Texas. The table below sets forth information regarding the distribution of our funded loans among various types of collateral at December 31, 20010 (in thousands except percentage data):

		Percent of
	Amount	Total Loans

Collateral type:
Real property	$2,029,766	34.2%
Business assets	1,736,423	29.2%
Loans held for sale	1,194,209	20.1%
Energy	396,489	6.7%
Unsecured	193,266	3.3%
Other assets	149,477	2.5%
Highly liquid assets	175,064	3.0%
Rolling stock	41,021	0.7%
U. S. Government guaranty	18,261	0.3%

Total	$5,933,976	100.0%

As noted in the table above, 34.2% of our loans are secured by real estate. The table below summarizes our real estate loan portfolio as segregated by the type of property securing the credit. Property type concentrations are stated as a percentage of year-end total real estate loans as of December 31, 2010 (in thousands except percentage data):

		Percent of
		Total
		Real Estate
	Amount	Loans

Property type:
Market Risk
Commercial buildings	$614,188	30.3%
Unimproved land	168,815	8.3%
Apartment buildings	184,539	9.1%
Shopping center/mall buildings	167,348	8.2%
1-4 Family dwellings (other than condominium)	132,825	6.5%
Residential lots	71,201	3.5%
Hotel/motel buildings	97,586	4.8%
Other	168,337	8.3%
Other Than Market Risk
Commercial buildings	228,708	11.3%
1-4 Family dwellings (other than condominium)	80,991	4.0%
Other	115,228	5.7%

Total real estate loans	$2,029,766	100.0%

The table below summarizes our market risk real estate portfolio as segregated by the geographic region in which the property is located (in thousands except percentage data):

		Percent of
	Amount	Total

Geographic region:
Dallas/Fort Worth	$654,538	40.8%
Houston	307,342	19.2%
Austin	189,354	11.8%
San Antonio	244,893	15.3%
Other Texas cities	87,039	5.4%
Other states	121,673	7.5%

Total market risk real estate loans	$1,604,839	100.0%

We extend market risk real estate loans, including both construction/development financing and limited term financing, to professional real estate developers and owners/managers of commercial real estate projects and properties who have a demonstrated record of past success with similar properties. Collateral properties include office buildings, shopping centers, apartment buildings, residential and commercial tract development located primarily within our five major metropolitan markets in Texas. As such loans are generally repaid through the borrowers’ sale or lease of the properties, loan amounts are determined in part from an analysis of pro forma cash flows. Loans are also underwritten to comply with product-type specific advance rates against both cost and market value. We engage a variety of professional firms to supply appraisals, market study and feasibility reports, environmental assessments and project site inspections to complement our internal resources to best underwrite and monitor these credit exposures.

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

Large Credit Relationships

The market areas we serve include the five major metropolitan markets of Texas, including Austin, Dallas, Fort Worth, Houston and San Antonio. As a result, we originate and maintain large credit relationships with numerous customers in the ordinary course of business. The legal limit of our bank is approximately $85 million and our house limit is generally $15 to $20 million. We consider large credit relationships to be those with commitments equal to or in excess of $10.0 million. The following table provides additional information on our large credit relationships outstanding at year-end (in thousands):

		2010			2009
	Number of	Period-End Balances		Number of	Period-End Balances
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

$20.0 million and greater	25	$598,299	$446,093	15	$353,585	$297,189
$10.0 million to $19.9 million	122	2,242,013	1,687,786	128	1,733,593	1,272,870

Growth in outstanding balances related to large credit relationships primarily resulted from an increase in commitments. The following table summarizes the average per relationship committed and outstanding loan balance related to our large credit relationships at year-end (in thousands):

		2010			2009
	Number of	Average Balances		Number of	Average Balances
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

$20.0 million and greater	25	$23,932	$17,844	15	$23,572	$19,813
$10.0 million to $19.9 million	122	18,377	13,834	128	13,544	9,944

Loan Maturity and Interest Rate Sensitivity on December 31, 2010

		Remaining Maturities of Selected Loans
(in thousands)	Total	Within 1 Year	1-5 Years	After 5 Years

Loan maturity:
Commercial	$2,592,924	$1,343,629	$1,201,094	$48,201
Construction	270,008	166,288	100,424	3,296
Real estate	1,759,758	478,329	987,827	293,602
Consumer	21,470	14,232	3,638	3,600
Equipment leases	95,607	9,070	83,999	2,538

Total loans held for investment	$4,739,767	$2,011,548	$2,376,982	$351,237

Interest rate sensitivity for selected loans with:
Predetermined interest rates	$864,707	$491,961	$286,097	$86,649
Floating or adjustable interest rates	3,875,060	1,519,587	2,090,885	264,588

Total loans held for investment	$4,739,767	$2,011,548	$2,376,982	$351,237

Interest Reserve Loans

As of December 31, 2010, we had $191.0 million in loans with interest reserves, which represents approximately 71% of our construction loans. Loans with interest reserves are common when originating construction loans, but the use of interest reserves is carefully controlled by our underwriting standards. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve account allows the borrower, when financial conditions precedents are met to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified at the time the credit is approved and during the initial underwriting. We have effective and ongoing controls for monitoring compliance with loan covenants for advancing funds and determination of default conditions. When lending relationships involve financing of land on which improvements will be constructed, construction funds are not advanced until borrower has received lease or purchase commitments which will meet cash flow coverage requirements. We maintain current financial statements on the borrowing entity and guarantors, as well as periodical inspections of the project and analysis of whether the project is on schedule or delayed. Updated appraisals are ordered when necessary to validate the collateral values to support all advances, including reserve interest. Advances of interest reserves are discontinued if collateral values do not support the advances or if the borrower does not comply with other terms and conditions in the loan agreements. In addition, most of our construction lending is performed in Texas and our lenders are very familiar with trends in local real estate. At a point where we believe that our collateral position is jeopardized, we retain the right to stop the use of the interest reserves. As of December 31, 2010, none of our loans with interest reserves were on nonaccrual.

Non-performing Assets

Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type (in thousands):

	Year Ended December 31
	2010	2009	2008

Non-accrual loans:(1)
Commercial	$42,543	$34,021	$15,676
Construction	21	20,023	12,392
Real estate	62,497	34,764	16,209
Consumer	706	273	296
Equipment leases	6,323	6,544	2,926

Total non-accrual loans	112,090	95,625	47,499
Repossessed assets:
OREO(3)	42,261	27,264	25,904
Other repossessed assets	451	162	25

Total other repossessed assets	42,712	27,426	25,929

Total non-performing assets	$154,802	$123,051	$73,428

Restructured loans	$4,319	$—	$—
Loans past due 90 days and accruing(2)	$6,706	$6,081	$4,115

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $10.5 million, $3.6 million and $2.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(2)	At December 31, 2010, 2009 and 2008, loans past due 90 days and still accruing includes premium finance loans of $3.3 million, $2.4 million and $2.1 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(3)	At December 31, 2010 and 2009, OREO balance is net of $12.9 million and $6.6 million valuation allowance, respectively.

Total nonperforming assets at December 31, 2010 increased $30.5 million from December 31, 2009, compared to $49.6 million at December 31, 2008. The increases in the past two years are reflective of the overall economic deterioration during 2009 and 2010. As a result our allowance for loans losses as a percentage of loans, as well as our provision for credit losses recorded in 2009 and 2010 have increased over levels experienced prior to 2009.

The table below summarizes the non-accrual loans as segregated by loan type and type of property securing the credit as of December 31, 2010 (in thousands):

Non-accrual loans:
Commercial
Lines of credit secured by the following:
Oil and gas properties	$19,981
Various single family residences and notes receivable	10,926
Assets of the borrowers	8,010
Other	3,626

Total commercial	42,543
Real estate
Secured by:
Commercial property	16,150
Unimproved land and/or undeveloped residential lots	24,114
Rental properties and multi-family residential real estate	8,887
Single family residences	8,249
Other	5,097

Total real estate	62,497
Construction	21
Consumer	706
Leases (commercial leases primarily secured by assets of the lessor)	6,323

Total non-accrual loans	$112,090

Reserves on impaired loans were $14.7 million at December 31, 2010, compared to $18.4 million at December 31, 2009 and $13.1 million at December 31, 2008. We recognized $566,000 in interest income on non-accrual loans during 2010 compared to $25,000 in 2009 and $33,000 in 2008. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2010, 2009 and 2008 totaled $10.5 million, $3.6 million and $2.9 million, respectively. Average impaired loans outstanding during the years ended December 31, 2010, 2009 and 2008 totaled $120.6 million, $62.3 million and $26.7 million, respectively.

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of December 31, 20010, none of our non-accrual loans were earning on a cash basis.

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

At December 31, 2010, we had $6.7 million in loans past due 90 days and still accruing interest. Of this total, $3.3 million are premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of December 31, 20010 we have $4.3 million in loans considered restructured that are not already on nonaccrual. Of the nonaccrual loans at December 31, 2010, $26.5 million met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history has been evidenced, generally no less than twelve months. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At December 31, 2010 and 2009, we had $25.3 million and $53.1 million in loans of this type, which were not included in non-accrual loans. The decrease in the amount of potential problem loans from December 2009 to December 2010 is consistent with the increase in nonperforming loans that we have experienced this year.

The table below presents a summary of the activity related to OREO (in thousands):

	Year Ended December 31
	2010	2009	2008

Beginning balance	$27,264	$25,904	$2,671
Additions	29,559	23,466	28,835
Sales	(6,058)	(14,265)	(5,602)
Valuation allowance	(6,587)	(6,619)	—
Direct write-downs	(1,917)	(1,222)	—

Ending balance	$42,261	$27,264	$25,904

The following table summarizes the assets held in OREO at December 31, 2010 (in thousands):

OREO:
Unimproved commercial real estate lots and land	$7,561
Commercial buildings	15,170
Undeveloped land and residential lots	13,031
Multifamily lots and land	1,228
Other	5,271

Total OREO	$42,261

When foreclosure occurs, fair value, which is generally based on appraised values, may result in partial charge-off of loan upon taking property, and so long as property is retained, reductions in appraised values will result in valuation adjustment taken as non-interest expense. In addition, if the decline in value is believed to be permanent and not just driven by market conditions, a direct write-down to the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure related to the appraised values during that holding period. During the year ended December 31, 20010, we recorded $8.5 million in valuation expense. Of the $8.5 million, $6.6 million related to increases to the valuation allowance, and $1.9 million related to direct write-downs.

Summary of Loan Loss Experience

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. We recorded a provision for credit losses of $53.5 million for the year ended December 31, 2010, $43.5 million for the year ended December 31, 2009, and $26.8 million for the year ended December 31, 2008. The amount of reserves and provision required to support the reserve have increased over the last two years as a result of credit deterioration in our loan portfolio driven by negative changes in national and regional economic conditions and the impact of those conditions on the financial condition of borrowers and the values of assets, including real estate assets, pledged as collateral.

The reserve for loan losses is comprised of specific reserves for impaired loans and an estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We regularly evaluate our reserve for loan losses to maintain an adequate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of reserves include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All loan commitments rated substandard or worse and greater than $500,000 are specifically reviewed for loss potential. For loans deemed to be impaired, a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit. Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.

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

The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality. The changes are reflected in the general reserve and in specific reserves as the collectability of larger classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored, and our reserve adequacy relies primarily on our loss history. Currently, the review of reserve adequacy is performed by executive management and presented to our board of directors for their review, consideration and ratification on a quarterly basis.

The reserve for credit losses, which includes a liability for losses on unfunded commitments, totaled $73.4 million at December 31, 2010, $70.9 million at December 31, 2009 and $46.8 million at December 31, 2008. The total reserve percentage decreased to 1.56% at year-end 2010 from 1.59% and 1.16% of loans held for investment at December 31, 2009 and 2008, respectively. The total reserve percentage has increased over the past two years as a result of the effects of national and regional economic conditions on borrowers and values of assets pledged as collateral. These changes in economic conditions have resulted in increases in loans with weakened credit quality and nonperforming loans. The overall reserve for loan losses continues to be driven by the loan loss reserve methodology as described above. At December 31, 2010, we believe the reserve is sufficient to cover all expected losses in the portfolio and has been derived from consistent application of the methodology described above. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, our estimate of expected losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

The table below presents a summary of our loan loss experience for the past five years (in thousands except percentage and multiple data):

Year Ended December 31
2010	2009	2008	2007	2006

Reserve for loan losses:
Beginning balance	$67,931	$45,365	$31,686	$20,063	$18,897
Loans charged-off:
Commercial	27,723	4,000	7,395	2,528	2,525
Real estate — Construction	12,438	6,508	1,866	313	—
Real estate — Term	9,517	4,696	4,168	—	—
Consumer	216	502	193	48	3
Equipment leases	1,555	4,022	12	81	76

Total	51,449	19,728	13,634	2,970	2,604
Recoveries:
Commercial	176	124	759	642	462
Real estate — Construction	1	13	—	—	—
Real estate — Term	138	53	47	—	—
Consumer	4	28	13	15	1
Equipment leases	158	54	79	131	247

Total	477	272	898	788	710

Net charge-offs (recoveries)	50,972	19,456	12,736	2,182	1,894
Provision for loan losses	54,551	42,022	26,415	13,805	3,060

Ending balance	$71,510	$67,931	$45,365	$31,686	$20,063

Reserve for off-balance sheet credit losses:
Beginning balance	$2,948	$1,470	$1,135	$940	$—
Provision (benefit) for off-balance sheet credit losses	(1,051)	1,478	335	195	940

Ending balance	$1,897	$2,948	$1,470	$1,135	$940

Total reserve for credit losses	$73,407	$70,879	$46,835	$32,821	$21,003
Total provision for credit losses	$53,500	$43,500	$26,750	$14,000	$4,000
Reserve for loan losses to loans held for investment(2)	1.52%	1.52%	1.16%	.95%	.77%
Net charge-offs (recoveries) to average loans(2)	1.14%	.46%	.35%	.07%	.08%
Total provision for credit losses to average loans(2)	1.20%	1.04%	.73%	.46%	.17%
Recoveries to total charge-offs	.93%	1.38%	6.59%	26.53%	27.27%
Reserve for loan losses as a multiple of net charge-offs	1.4	x	3.5	x	3.6	x	14.5	x	10.6	x
Reserve for off-balance sheet credit losses to off-balance sheet credit commitments	.14%	.24%	.10%	.09%	.08%
Combined reserves for credit losses to loans held for investment(2)	1.56%	1.59%	1.16%	.95%	.77%
Non-performing assets:
Non-accrual(1)	$112,090	$95,625	$47,499	$21,385	$9,088
OREO(4)	42,261	27,264	25,904	2,671	882

Total	$154,351	$122,889	$73,403	$24,056	$9,970

Restructured loans	$4,319	$—	$—	$—	$—
Loans past due (90 days) and still accruing(3)	$6,706	$6,081	$4,115	$4,147	$2,142
Reserve for loan losses to non-performing loans	.6	x	.7	x	1.0	x	1.5	x	2.2x

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $10.5 million, $3.6 million and $2.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(2)	Excludes loans held for sale.

(3)	At December 31, 2010, 2009 and 2008, loans past due 90 days and still accruing includes premium finance loans of $3.3 million, $2.4 million and $2.1 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(4)	At December 31, 2010 and 2009, OREO balance is net of $12.9 million and $6.6 million valuation allowance, respectively.

Loan Loss Reserve Allocation

	December 31
(in thousands except	2010		2009		2008		2007		2006
percentage data)	Reserve	% of Loans(1)	Reserve	% of Loans(1)	Reserve	% of Loans(1)	Reserve	% of Loans(1)	Reserve	% of Loans(1)

Loan category:
Commercial	$15,918	55%	$33,269	55%	$23,348	56%	$16,466	58%	$8,992	59%
Construction	7,336	6	10,974	15	7,563	17	5,032	17	4,081	19
Real estate	38,049	37	14,874	28	10,518	24	4,736	22	2,910	19
Consumer	306	—	1,258	—	1,095	1	1,989	1	589	1
Equipment leases	5,405	2	2,960	2	1,790	2	723	2	482	2
Unallocated	4,496	—	4,596	—	1,051	—	2,740	—	3,009	—

Total	$71,510	100%	$67,931	100%	$45,365	100%	$31,686	100%	$20,063	100%

(1)	Excludes loans held for sale.

During 2010, the reserve allocated to all categories of loans increased compared to 2009 primarily due to increases in the level of allocations required by our loan loss reserve methodology. The percentage of the reserve allocated to construction decreased in the current year compared to 2009, consistent with the decrease in the construction portfolio during 2010. The percentage increase in real estate reserve is related to the overall economic downturn. Property values continued to decline in 2010, resulting in higher required reserves for these loans. This is also consistent with the increase in nonperforming loans in this category we’ve experienced in 2010.

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

During the year ended December 31, 2010, we maintained an average securities portfolio of $222.7 million compared to an average portfolio of $314.8 million for the same period in 2009 and $391.3 million for the same period in 2008. At December 31, 2010 and 2009, the portfolios were primarily comprised of mortgage-backed securities. Of the mortgage-backed securities, substantially all are guaranteed by U.S. government agencies. Our portfolio included no impaired securities during 2010 and 2009.

Our net unrealized gain on the securities portfolio value decreased from a net gain of $9.5 million, which represented 3.70% of the amortized cost, at December 31, 2009, to a net gain of $8.2 million, which represented 4.65% of the amortized cost, at December 31, 2010. During 2009, the unrealized gain on the securities portfolio value increased from a net gain of $2.9 million, which represented 0.77% of the amortized cost, at December 31, 2008, to a net gain of $9.5 million, which represented 3.70% of the amortized cost, at December 31, 2009. Changes in value reflect changes in market interest rates and the total balance of securities.

The average expected life of the mortgage-backed securities was 2.0 years at December 31, 2010 and 2.1 years at December 31, 2009. The effect of possible changes in interest rates on our earnings and equity is discussed under “Interest Rate Risk Management.”

The following presents the amortized cost and fair values of the securities portfolio at December 31, 2010, 2009 and 2008 (in thousands):

	At December 31
	2010		2009		2008
	Amortized		Amortized		Amortized	Fair
	Cost	Fair Value	Cost	Fair Value	Cost	Value

Available-for-sale:
U.S. Treasuries	$—	$—	$—	$—	$28,299	$28,296
Mortgage-backed securities	126,838	133,724	201,824	209,987	288,701	291,716
Corporate securities	5,000	5,000	5,000	4,683	5,000	4,810
Municipals	37,841	39,085	42,314	43,826	46,370	46,531
Equity securities(1)	7,506	7,615	7,506	7,632	7,506	7,399

Total available-for-sale securities	$177,185	$185,424	$256,644	$266,128	$375,876	$378,752

(1)	Equity securities consist of Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands except percentage data):

	At December 31, 2010
		After One	After Five
	Less Than	Through	Through	After Ten
	One Year	Five Years	Ten Years	Years	Total

Available-for-sale:
Mortgage-backed securities (1):
Amortized cost	$8,048	$12,509	$50,038	$56,243	$126,838
Estimated fair value	8,125	12,938	53,074	59,587	133,724
Weighted average yield(3)	4.499%	4.348%	4.815%	4.083%	4.424%
Corporate securities :
Amortized cost	—	5,000	—	—	5,000
Estimated fair value	—	5,000	—	—	5,000
Weighted average yield(3)	—	7.375%	—	—	7.375%
Municipals : (2)
Amortized cost	3,210	21,542	13,089	—	37,841
Estimated fair value	3,241	22,373	13,471	—	39,085
Weighted average yield(3)	4.879%	5.440%	5.766%	—	5.506%
Equity securities :
Amortized cost	—	—	—	—	7,506
Estimated fair value	—	—	—	—	7,615

Total available-for-sale securities :
Amortized cost					$177,185

Estimated fair value					$185,424

(1)	Actual maturities may differ significantly from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The average expected life of the mortgage-backed securities was 2.0 years at December 31, 2010.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

The following table discloses, as of December 31, 2010 and 2009, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

December 31, 2010
Mortgage-backed securities	$3,681	$(5)	$—	$—	$3,681	$(5)
Corporate securities	—	—	—	—	—	—
Municipals	—	—	—	—	—	—

	$3,681	$(5)	$—	$—	$8,706	$(5)

December 31, 2009
Mortgage-backed securities	$452	$(1)	$2,553	$(28)	$3,005	$(29)
Corporate securities	—	—	4,683	(317)	4,683	(317)
Municipals	1,018	(2)	—	—	1,018	(2)

	$1,470	$(3)	$7,236	$(345)	$8,706	$(348)

We believe the investment securities in the table above are within ranges customary for the banking industry. At December 31, 2010, the number of investment positions in this unrealized loss position totals 1. We do not believe these unrealized losses are “other than temporary” as (1) we do not have the intent to sell any of the securities in the table above; and (2) it is not probable that we will be unable to collect the amounts contractually due. The unrealized losses noted at December 31, 2009 were interest rate related, and losses have decreased as rates have decreased in 2009 and remained low during 2010. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

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

Average deposits for the year ended December 31, 2010 increased $1.3 billion compared to the same period of 2009. Average demand deposits, interest bearing transaction and savings increased by $355.5 million, $289.7 million and $960.1 million, respectively, while time deposits (including deposits in foreign branches) decreased $285.3 million during the year ended December 31, 2010 as compared to the same period of 2009. The average cost of deposits decreased in 2010 mainly due to decreasing market interest rates during 2010, as well as our focused effort to reduce rates paid on deposits.

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

Deposit Analysis

	Average Balances
(in thousands)	2010	2009	2008

Non-interest bearing	$1,116,260	$760,776	$529,471
Interest bearing transaction	437,674	147,961	106,720
Savings	2,142,541	1,182,441	784,685
Time deposits	913,616	1,188,964	1,086,252
Deposits in foreign branches	401,155	411,116	746,399

Total average deposits	$5,011,246	$3,691,258	$3,253,527

As with our loan portfolio, most of our deposits are from businesses and individuals in Texas, particularly the Dallas metropolitan area. As of December 31, 2010, approximately 72% of our deposits originated out of our Dallas metropolitan banking centers. Uninsured deposits at December 31, 2010 were 50% of total deposits, compared to 55% of total deposits at December 31, 2009 and 40% of total deposits at December 31, 2008. The presentation for 2010, 2009 and 2008 does reflect combined ownership, but does not reflect all of the account styling that would determine insurance based on FDIC regulations.

At December 31, 2010, we had $456.1 million in interest bearing time deposits of $100,000 or more in foreign branches related to our Cayman Islands branch.

Maturity of Domestic CDs and Other Time Deposits in Amounts of $100,000 or More

	December 31
(in thousands)	2010	2009	2008

Months to maturity:
3 or less	$406,616	$632,796	$1,000,893
Over 3 through 6	179,438	132,865	204,982
Over 6 through 12	153,173	120,561	80,161
Over 12	43,197	26,541	32,066

Total	$782,424	$912,763	$1,318,102

Liquidity and Capital Resources

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the years ended December 31, 2010 and 2009, our principal source of funding has been our customer deposits, supplemented by short-term borrowings primarily from federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings.

Our liquidity needs have typically been fulfilled through growth in our core customer deposits and supplemented with brokered deposits and borrowings as needed. Our goal is to obtain as much of our funding for loans held for investment and other earnings assets as possible from deposits of these core customers. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network, which is mainly through BankDirect. In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or

CDs. During 2010, growth in customer deposits eliminated the need for use of brokered CDs and none were outstanding at December 31, 2010 During 2009 brokered CDs were generally of short maturities, 30 to 90 days, and were used to supplement temporary differences in the growth in loans, including growth in specific categories of loans, compared to customer deposits. The following tab summarizes our core customer deposits and brokered deposits (in millions):

	December 31
	2010	2009

Deposits from core customers	$5,455.4	$3,902.4
Deposits from core customers as a percent of total deposits	100.0%	94.7%
Brokered deposits	$—	$218.3
Brokered deposits as a percent of total deposits	0.0%	5.3%
Average deposits from core customers	$4,982.6	$3,163.8
Average deposits from core customers as a percent of total quarterly average deposits	99.4%	85.7%
Average brokered deposits	$28.6	$527.5
Average brokered deposits as a percent of total quarterly average deposits	0.6%	14.3%

We have acces to sources of brokered deposits of not less than an additional $3.3 billion. Based on the reduction in brokered CDs, customer deposits (total deposits minus brokered CDs) at December 31, 2010 increased $1.6 billion from December 31, 2009.

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

	2010			2009			2008
			Maximum			Maximum			Maximum
			Outstanding			Outstanding			Outstanding
			at any			at any			at any
(in thousands)	Balance	Rate	Month End	Balance	Rate	Month End	Balance	Rate	Month End

Federal funds purchased	$283,781	.32%		$580,519	.33%		$350,155	.47%
Customer repurchase agreements	10,920	.05%		25,070	.10%		77,732	.05%
Treasury, tax and loan notes	3,100	.00%		5,940	.00%		2,720	.00%
FHLB borrowings	86	2.21%		325,000	.11%		800,000	.71%
Other short-term borrowings	—	—		—	—		10,000	1.19%
Long-term borrowings	—	—		—	—		40,000	1.19%
TLGP borrowings	—	—		20,500	.84%		—	—
Trust preferred subordinated debentures	113,406	2.23%		113,406	3.19%		113,406	4.40%

Total borrowings	$411,293		$653,665	$1,070,435		$1,753,181	$1,394,103		$1,280,606

(1)	Interest rate as of period end.

The following table summarizes our other borrowing capacities in excess of balances outstanding:

(in thousands)	2010	2009	2008

FHLB borrowing capacity relating to loans	$869,089	$738,682	$139,000
FHLB borrowing capacity relating to securities	120,823	57,101	62,420

Total FHLB borrowing capacity	$989,912	$795,783	$201,420

Unused federal funds lines available from commercial banks	$482,460	$736,560	$573,500

In connection with the FDIC’s Temporary Liability Guarantee Program (“TLGP”), we had the capacity to issue up to $1.1 billion in indebtedness which will be guaranteed by the FDIC for a limited period of time to newly issued senior unsecured debt and non-interest bearing deposits. The notes were issued prior to October 31, 2009 and have maturities no later than December 31, 2012. As of December 31, 2010, all of these notes had matured compared to $20.5 million outstanding at December 31, 2009.

From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued fixed and/or floating rate Capital Securities in various private offerings totaling $113.4 million. As of December 31, 20010, the details of the trust preferred subordinated debentures are summarized below:

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

After deducting underwriter’s compensation and other expenses of each offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on all subordinated debentures are deductible for federal income tax purposes. As of December 31, 2010, the weighted average quarterly rate on the subordinated debentures was 3.06%, compared to 3.24% average for all of 2010, and 3.73% for all of 2009.

Our equity capital averaged $516.0 million for the year ended December 31, 2010 as compared to $473.8 million in 2009 and $333.5 million in 2008. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.

On September 10, 2008, we completed a sale of 4 million shares of our common stock in a private placement to a number of institutional investors. The purchase price was $14.50 per share, and net proceeds from the sale totaled $55 million. The new capital is being used for general corporate purposes, including capital for support of anticipated growth of our bank.

On January 16, 2009, we completed the issuance of $75 million of perpetual preferred stock and related warrants under the U.S. Department of Treasury’s voluntary Capital Purchase Program (“CPP” or “the Program”). The preferred stock was repurchased in May 2009. In connection with the repurchase, we recorded a $3.9 million accelerated deemed dividend in the second quarter of 2009 representing the unamortized difference between the book value and the carrying value of the preferred stock repurchased from the Treasury. The $3.9 million accelerated deemed dividend, combined with the previously scheduled preferred dividend of $523,000 for the second quarter of 2009 and the preferred dividend of $930,000 paid in the first quarter of 2009, resulted in a total dividend and reduction of earnings available to common stockholders of $5.4 million for the year ended December 31, 2009. In the first quarter of 2010, the Treasury auctioned these warrants, and as of December 31, 2010, the warrants to purchase 758,086 shares at $14.84 per share were still outstanding.

On May 8, 2009, we completed a sale of 4.6 million shares of our common stock in a public offering. The purchase price was $13.75 per share, and net proceeds from the sale totaled $59.4 million. The new capital is being used for general corporate purposes, including capital for support of anticipated growth of our bank.

On January 27, 2010, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. Incorporated, pursuant to which we may, from time to time, offer and sell shares of our common stock, having aggregate gross sales proceeds of up to $40,000,000. Sales of the shares were made by means of brokers’ transactions on or through the NASDAQ Global Select Market at market prices prevailing at the time of the sale or as otherwise agreed to by us and Morgan Stanley. During the year ended December 31, 2010 we sold 734,835 shares at an average price of $17.58. Net proceeds on the sales are approximately $12.5 million, are being used for general corporate purposes. During the fourth quarter of 2010, we did not sell any shares under the program.

Our capital ratios remain above the levels required to be well capitalized and have been enhanced with the additional capital raised since 2008 through 2010 and will allow us to grow organically with the addition of loan and deposit relationships.

Our actual and minimum required capital amounts and actual ratios are as follows (in thousands, except percentage data):

	Regulatory Capital Adequacy
	December 31, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets):
Company
Actual	$697,291	11.83%	$642,371	11.98%
Minimum required	471,565	8.00%	429,102	8.00%
Excess above minimum	225,726	3.83%	213,269	3.98%
Bank
Actual	$600,331	10.19%	$555,635	10.36%
To be well-capitalized	589,327	10.00%	536,265	10.00%
Minimum required	471,462	8.00%	429,012	8.00%
Excess above well-capitalized	11,004	.19%	19,370	.36%
Excess above minimum	128,869	2.19%	126,623	2.36%
Tier 1 capital (to risk-weighted assets):
Company
Actual	$623,835	10.58%	$575,338	10.73%
Minimum required	235,782	4.00%	214,551	4.00%
Excess above minimum	388,053	6.58%	360,787	6.73%
Bank
Actual	$526,875	8.94%	$488,602	9.11%
To be well-capitalized	353,596	6.00%	321,759	6.00%
Minimum required	235,731	4.00%	214,506	4.00%
Excess above well-capitalized	173,279	2.94%	166,843	3.11%
Excess above minimum	291,144	4.94%	274,096	5.11%
Tier 1 capital (to average assets):
Company
Actual	$623,835	9.36%	$575,338	10.54%
Minimum required	266,694	4.00%	218,381	4.00%
Excess above minimum	357,141	5.36%	356,957	6.54%
Bank
Actual	$526,875	7.90%	$488,602	8.95%
To be well-capitalized	333,297	5.00%	272,920	5.00%
Minimum required	266,638	4.00%	218,336	4.00%
Excess above well-capitalized	193,578	2.90%	215,682	3.95%
Excess above minimum	260,237	3.90%	270,266	4.95%

Commitments and Contractual Obligations

The following table presents, as of December 31, 2010, significant fixed and determinable contractual obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note	Within One	After One But	After Three But	After Five
(in thousands)	Reference	Year	Within Three Years	Within Five Years	Years	Total

Deposits without a stated maturity(1)	7	$4,146,219	$—	$—	$—	$4,146,219
Time deposits(1)	7	1,260,682	29,542	18,180	778	1,309,182
Federal funds purchased(1)	8	283,781	—	—	—	283,781
Customer repurchase agreements(1)	8	10,920	—	—	—	10,920
Treasury, tax and loan notes(1)	8	3,100	—	—	—	3,100
FHLB borrowings(1)	8	—	—	86	—	86
Operating lease obligations(1)	16	8,463	17,002	15,772	44,206	85,443
Trust preferred subordinated debentures(1)	8, 9	—	—	—	113,406	113,406

Total contractual obligations(1)		$5,713,165	$46,544	$34,038	$158,390	$5,952,137

(1)	Excludes interest.

Off-Balance Sheet Arrangements

The contractual amount of our financial instruments with off-balance sheet risk expiring by period at December 31, 2010 is presented below:

		After One	After Three
	Within One	But Within	But Within	After Five
(in thousands)	Year	Three Years	Five Years	Years	Total

Commitments to extend credit	$662,642	$472,302	$151,810	$20,117	$1,306,871
Standby and commercial letters of credit	45,256	8,911	664	—	54,831

Total financial instruments with off-balance sheet risk	$707,898	$481,213	$152,474	$20,117	$1,361,702

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

Interest Rate Risk Management

Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of December 31, 2010, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Interest Rate Sensitivity Gap Analysis
December 31, 2010

	0-3 mo	4-12 mo	1-3 yr	3+ yr	Total
(in thousands)	Balance	Balance	Balance	Balance	Balance

Securities(1)	$30,933	$44,218	$49,740	$60,533	$185,424
Total variable loans	4,964,900	48,588	7,855	—	5,021,343
Total fixed loans	364,676	268,894	189,874	89,679	913,123

Total loans(2)	5,329,576	317,482	197,729	89,679	5,934,466

Total interest sensitive assets	$5,360,509	$361,700	$247,469	$150,212	$6,119,890

Liabilities:
Interest bearing customer deposits	$3,153,860	$—	$—	$—	$3,153,860
CDs & IRAs	433,221	368,513	29,542	18,958	850,234

Total interest-bearing deposits	3,587,081	368,513	29,542	18,958	4,004,094
Repo, FF, FHLB borrowings	297,887	—	—	—	297,887
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowing	297,887	—	—	113,406	411,293

Total interest sensitive liabilities	$3,884,968	$368,513	$29,542	$132,364	$4,415,387

GAP	$1,475,541	$(6,813)	$217,927	$17,848	$—
Cumulative GAP	1,475,541	1,468,728	1,686,655	1,704,503	1,704,503
Demand deposits					$1,451,307
Stockholders’ equity					528,319

Total					$1,979,626

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.

The table above sets forth the balances as of December 31, 2010 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.

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

The two “shock test” scenarios assume a sustained parallel 200 basis point increase or decrease, respectively, in interest rates. As short-term rates continued to fall during 2009 and remain low in 2010, we could not assume interest rate changes of any amount as the results of the decreasing rates scenario would not be meaningful. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	200 bp Increase	200 bp Increase
	December 31, 2010	December 31, 2009

Change in net interest income	$19,762	$17,731

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Texas Capital Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Texas Capital Bancshares, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Capital Bancshares, Inc. at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion thereon.

Dallas, Texas
February 23, 2011

Texas Capital Bancshares, Inc.

Consolidated Balance Sheets

	December 31
(in thousands except share data)	2010	2009

ASSETS
Cash and due from banks	$104,866	$80,459
Federal funds sold	75,000	44,980
Securities, available-for-sale	185,424	266,128
Loans held for sale	1,194,209	693,504
Loans held for sale from discontinued operations	490	586
Loans held for investment (net of unearned income)	4,711,330	4,457,293
Less: Allowance for loan losses	71,510	67,931

Loans held for investment, net	4,639,820	4,389,362
Premises and equipment, net	11,568	11,189
Accrued interest receivable and other assets	225,309	202,890
Goodwill and other intangible assets, net	9,483	9,806

Total assets	$6,446,169	$5,698,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,451,307	$899,492
Interest bearing	3,545,146	2,837,163
Interest bearing in foreign branches	458,948	384,070

	5,455,401	4,120,725
Accrued interest payable	2,579	2,468
Other liabilities	48,577	23,916
Federal funds purchased	283,781	580,519
Repurchase agreements	10,920	25,070
Other short-term borrowings	3,186	351,440
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	5,917,850	5,217,544
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares — 10,000,000
Issued shares — no shares issued at December 31, 2010 and 2009, respectively	—	—
Common stock, $.01 par value:
Authorized shares — 100,000,000
Issued shares — 36,957,104 and 35,919,941 at December 31, 2010 and 2009, respectively	369	359
Additional paid-in capital	336,796	326,224
Retained earnings	185,807	148,620
Treasury stock (shares at cost: 417 at December 31, 2010 and 2009	(8)	(8)
Deferred compensation	—	—
Accumulated other comprehensive income, net of taxes	5,355	6,165

Total stockholders’ equity	528,319	481,360

Total liabilities and stockholders’ equity	$6,446,169	$5,698,904

See accompanying notes to consolidated financial statements

Texas Capital Bancshares, Inc.

Consolidated Statements of Operations

	Year Ended December 31
(in thousands except per share data)	2010	2009	2008

Interest income:
Interest and fees on loans	$270,003	$229,500	$231,009
Securities	9,481	13,578	17,722
Federal funds sold	210	31	168
Deposits in other banks	116	44	31

Total interest income	279,810	243,153	248,930
Interest expense:
Deposits	33,309	37,824	72,852
Federal funds purchased	1,097	2,404	8,232
Repurchase agreements	10	53	541
Other borrowings	48	1,949	9,123
Trust preferred subordinated debentures	3,672	4,232	6,445

Total interest expense	38,136	46,462	97,193

Net interest income	241,674	196,691	151,737
Provision for credit losses	53,500	43,500	26,750

Net interest income after provision for credit losses	188,174	153,191	124,987
Non-interest income:
Service charges on deposit accounts	6,392	6,287	4,699
Trust fee income	3,846	3,815	4,692
Bank owned life insurance (BOLI) income	1,889	1,579	1,240
Brokered loan fees	11,190	9,043	3,242
Equipment rental income	4,134	5,557	5,995
Other	4,812	2,979	2,602

Total non-interest income	32,263	29,260	22,470
Non-interest expense :
Salaries and employee benefits	85,298	73,419	61,438
Net occupancy expense	12,314	12,291	9,631
Leased equipment depreciation	3,297	4,319	4,667
Marketing	5,419	3,034	2,729
Legal and professional	11,837	11,846	9,622
Communications and technology	8,511	6,510	5,152
FDIC insurance assessment	9,202	8,464	1,797
Allowance and other carrying costs for OREO	10,404	10,345	1,541
Other	17,206	15,314	13,074

Total non-interest expense	163,488	145,542	109,651

Income from continuing operations before income taxes	56,949	36,909	37,806
Income tax expense	19,626	12,522	12,924

Income from continuing operations	37,323	24,387	24,882
Loss from discontinued operations (after-tax)	(136)	(235)	(616)

Net income	37,187	24,152	24,266
Preferred stock dividends	—	5,383	—

Net income available to common shareholders	$37,187	$18,769	$24,266

Basic earnings per share:
Income from continuing operations	$1.02	$.56	$.89

Net income	$1.02	$.55	$.87

Diluted earnings per share:
Income from continuing operations	$1.00	$.55	$.89

Net income	$1.00	$.55	$.87

See accompanying notes to consolidated financial statements

Texas Capital Bancshares, Inc.

Consolidated Statements of Stockholders’ Equity

										Accumulated
					Additional					Other
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury Stock		Deferred	Comprehensive
(In thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	Income (loss)	Total

Balance at December 31, 2007	—	$—	26,389,548	$264	$190,175	$105,585	(84,691)	$(581)	$573	$(878)	$295,138
Comprehensive income:
Net income	—	—	—	—	—	24,266	—	—	—	—	24,266
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $1,479	—	—	—	—	—	—	—	—	—	2,747	2,747

Total comprehensive income											27,013
Tax expense related to exercise of stock options	—	—	—	—	1,584	—	—	—	—	—	1,584
Stock-based compensation expense recognized in earnings	—	—	—	—	4,676	—	—	—	—	—	4,676
Issuance of common stock related to stock-based awards	—	—	581,641	6	3,663	—	—	—	—	—	3,669
Issuance of common stock	—	—	4,000,000	40	54,953	—	—	—	—	—	54,993

Balance at December 31, 2008	—	—	30,971,189	310	255,051	129,851	(84,691)	(581)	573	1,869	387,073
Comprehensive income:
Net income	—	—	—	—	—	24,152	—	—	—	—	24,152
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $2,313	—	—	—	—	—	—	—	—	—	4,296	4,296

Total comprehensive income											28,448
Tax expense related to exercise of stock options	—	—	—	—	75	—	—	—	—	—	75
Stock-based compensation expense recognized in earnings	—	—	—	—	5,959	—	—	—	—	—	5,959
Deferred compensation	—	—	—	—	—	—	(84,274)	573	(573)	—	—
Issuance of common stock related to stock-based awards	—	—	348,752	3	1,575	—	—	—	—	—	1,578
Issuance of common stock	—	—	4,600,000	46	59,400	—	—	—	—	—	59,446
Issuance of preferred stock and related warrant	75,000	70,836	—	—	4,164	—	—	—	—	—	75,000
Repurchase of preferred stock	(75,000)	(71,069)	—	—	—	(3,931)	—	—	—	—	(75,000)
Preferred stock dividend and accretion of preferred stock discount	—	233	—	—	—	(1,452)	—	—	—	—	(1,219)

Balance at December 31, 2009	—	—	35,919,941	359	326,224	148,620	(417)	(8)	—	6,165	481,360
Comprehensive income:
Net income	—	—	—	—	—	37,187	—	—	—	—	37,187
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $436	—	—	—	—	—	—	—	—	—	(810)	(810)

Total comprehensive income	—	—									36,377
Tax expense related to exercise of stock options	—	—	—	—	621	—	—	—	—	—	621
Stock-based compensation expense recognized in earnings	—	—	—	—	6,770	—	—	—	—	—	6,770
Issuance of stock related to stock-based awards	—	—	302,328	3	863	—	—	—	—	—	866
Issuance of common stock	—	—	734,835	7	12,470	—	—	—	—	—	12,477
Purchase of non-controlling interest of bank owned subsidiary	—	—	—	—	(10,152)	—	—	—	—	—	(10,152)

Balance at December 31, 2010	—	$—	36,957,104	$369	$336,796	$185,807	(417)	$(8)	$—	$5,355	$528,319

See accompanying notes to consolidated financial statements

Texas Capital Bancshares, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31
(in thousands)	2010	2009	2008

Operating activities
Net income from continuing operations	$37,323	$24,387	$24,882
Adjustments to reconcile net income from continuing operations to net cash used in operating activities:
Provision for credit losses	53,500	43,500	26,750
Deferred tax benefit	(5,613)	(8,775)	(4,104)
Depreciation and amortization	6,821	7,819	7,666
Amortization and accretion on securities	139	228	280
Bank owned life insurance (BOLI) income	(1,889)	(1,579)	(1,240)
Stock-based compensation expense	6,770	5,959	4,676
Tax benefit from stock option exercises	621	75	1,584
Excess tax benefits from stock-based compensation arrangements	(1,774)	(213)	(4,527)
Originations of loans held for sale	(22,859,900)	(16,582,314)	(7,552,614)
Proceeds from sales of loans held for sale	22,359,195	16,399,677	7,230,429
Loss on sale of assets	93	1,273	—
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(24,287)	(28,894)	(44,724)
Accrued interest payable and other liabilities	25,207	(1,867)	(4,218)

Net cash used in operating activities of continuing operations	(403,794)	(140,724)	(315,160)
Net cash used in operating activities of discontinued operations	(128)	(186)	(529)

Net cash used in operating activities	(403,922)	(140,910)	(315,689)
Investing activities
Purchases of available-for-sale securities	—	—	(40,219)
Maturities and calls of available-for-sale securities	4,425	32,300	36,270
Principal payments received on available-for-sale securities	74,895	86,704	69,263
Net increase in loans held for investment	(303,618)	(466,304)	(577,999)
Purchase of premises and equipment, net	(3,832)	(4,550)	(5,817)
Proceeds from sale of foreclosed assets	5,980	12,194	—
Purchase of non-controlling interest of bank owned subsidiary	(10,152)	—	—

Net cash used in investing activities	(232,302)	(339,656)	(518,502)
Financing activities
Net increase in deposits	1,334,676	787,538	266,810
Proceeds from issuance of stock related to stock-based awards	866	1,578	3,669
Proceeds from issuance of common stock	12,477	59,446	54,993
Proceeds from issuance of preferred stock and related warrants	—	75,000	—
Repurchase of preferred stock	—	(75,000)	—
Dividends paid	—	(1,219)	—
Net increase (decrease) in other borrowings	(362,404)	(553,942)	491,414
Excess tax benefits from stock-based compensation arrangements	1,774	213	4,527
Net federal funds purchased	(296,738)	230,364	5,342

Net cash provided by financing activities	690,651	523,978	826,755

Net increase (decrease) in cash and cash equivalents	54,427	43,412	(7,436)
Cash and cash equivalents, beginning of year	125,439	82,027	89,463

Cash and cash equivalents, end of year	$179,866	$125,439	$82,027

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$38,025	$50,415	$96,402
Cash paid during the year for income taxes	27,134	14,892	22,475
Non-cash transactions:
Transfers from loans/leases to OREO and other repossessed assets	29,559	23,466	23,232

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

All securities are available-for-sale as of December 31, 2010 and 2009.

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

We purchase participations in mortgage loans primarily for sale in the secondary market through our mortgage warehouse lending division. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. As a result of dislocations in the mortgage industry starting in 2007, some loan participations may not be sold within the normal time frames or at previously negotiated prices. Due to market conditions, certain mortgage warehouse lending loans have been transferred to our loans held for investment portfolio, and such loans are transferred at a lower of cost or market. Mortgage warehouse lending loans transferred to our loans held for investment portfolio could require allocations of the allowance for loan losses or be subject to charge off in the event the loans become impaired.

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

Repossessed Assets

Repossessed assets, which are included in other assets on the balance sheet, consist of collateral that has been repossessed. Collateral that has been repossessed is recorded at fair value less selling costs through a charge to the allowance for loan losses, if necessary. Write-downs are provided for subsequent declines in value and are recorded in other non-interest expense.

Other Real Estate Owned

OREO, which is included in other assets on the balance sheet, consists of real estate that has been foreclosed. Real estate that has been foreclosed is recorded at the lower of the amount of the loan balance or the fair value of the real estate, less selling costs, through a charge to the allowance for loan losses, if necessary. Subsequent write-downs required for declines in value are recorded through a valuation allowance, or taken directly to the asset, charged to other non-interest expense.

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

Stock-based Compensation

We account for all stock-based compensation transaction in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”), which requires that stock compensation transactions be recognized as compensation expense in the statement of operations based on their fair values on the measurement date, which is the date of the grant. We transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to us, ASC 718 applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation expense for the portion of awards for which the requisite period has not been rendered (generally referring to nonvested awards) that are outstanding as of January 1, 2006 are being recognized as the remaining requisite service is rendered during and after the period of adoption of ASC 718.

The compensation expense for the earlier awards is based on the same method and on the same grant date fair values previously determined for the pro forma disclosures required for all companies that did not previously adopt the fair value accounting method for stock-based compensation.

Accumulated Other Comprehensive Income (Loss)

Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income (loss), net. Accumulated comprehensive income (loss), net for the year ended December 31, 2010 and 2009 is reported in the accompanying consolidated statements of changes in stockholders’ equity.

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

Fair Values of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements.

2.	Securities

The following is a summary of securities (in thousands):

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale Securities:
Mortgage-backed securities	$126,838	$6,891	$(5)	$133,724
Corporate securities	5,000	—	—	5,000
Municipals	37,841	1,244	—	39,085
Equity securities(1)	7,506	109	—	7,615

	$177,185	$8,244	$(5)	$185,424

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale Securities:
Mortgage-backed securities	$201,824	$8,192	$(29)	$209,987
Corporate securities	5,000	—	(317)	4,683
Municipals	42,314	1,514	(2)	43,826
Equity securities(1)	7,506	126	—	7,632

	$256,644	$9,832	$(348)	$266,128

(1)	Equity securities consist of Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands, except percentage data):

	At December 31, 2010
		After One	After Five
	Less Than	Through	Through	After Ten
	One Year	Five Years	Ten Years	Years	Total

Available-for-sale:
Mortgage-backed securities:(1)
Amortized cost	$8,048	$12,509	$50,038	$56,243	$126,838
Estimated fair value	8,125	12,938	53,074	59,587	133,724
Weighted average yield(3)	4.499%	4.348%	4.815%	4.083%	4.424%
Corporate securities:
Amortized cost	—	5,000	—	—	5,000
Estimated fair value	—	5,000	—	—	5,000
Weighted average yield(3)	—	7.375%	—	—	7.375%
Municipals:(2)
Amortized cost	3,210	21,542	13,089	—	37,841
Estimated fair value	3,241	22,373	13,471	—	39,085
Weighted average yield(3)	4.879%	5.440%	5.766%	—	5.506%
Equity securities:
Amortized cost	—	—	—	—	7,506
Estimated fair value	—	—	—	—	7,615

Total available-for-sale securities:
Amortized cost					$177,185

Estimated fair value					$185,424

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The average expected life of the mortgage-backed securities was 2.0 years at December 31, 2010.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

Securities with carrying values of approximately $42,253,000 and $152,888,000 were pledged to secure certain borrowings and deposits at December 31, 2010 and 2009, respectively. See Note 8 for discussion of securities securing borrowings. Of the pledged securities at December 31, 2010 and 2009, approximately $20,613,000 and $116,923,000, respectively, were pledged for certain deposits.

The following tables disclose, as of December 31, 2010 and 2009, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

December 31, 2010
Mortgage-backed securities	$3,681	$(5)	$—	$—	$3,681	$(5)
Corporate securities	—	—	—	—	—	—
Municipals	—	—	—	—	—	—

	$3,681	$(5)	$—	$—	$3,681	$(5)

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

December 31, 2009
Corporate securities	$452	$(1)	$2,553	$(28)	$3,005	$(29)
Municipals	—	—	4,683	(317)	4,683	(317)
Equity securities	1,018	(2)	—	—	1,018	(2)

	$1,470	$(3)	$7,236	$(345)	$8,706	$(348)

At December 31, 2010, the number of investment positions in this unrealized loss position totals 1. We do not believe these unrealized losses are “other than temporary” as (1) we do not have the intent to sell any of the securities in the table above; and (2) it is not probable that we will be unable to collect the amounts contractually due. The unrealized losses noted at December 31, 2009 were interest rate related, and losses have decreased as rates have decreased in 2009 and remained low during 2010. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income (loss), net. We had comprehensive income of $36.4 million for the year ended December 31, 2010 and comprehensive income of $28.4 million for the year ended December 31, 2009. Comprehensive income during the year ended December 31, 2010 included a net after-tax loss of $810,000, and comprehensive income during the year ended December 31, 2009 included a net after-tax gain of $4.3 million due to changes in the net unrealized gains/losses on securities available-for-sale.

3.	Loans and Allowance for Credit Losses

Loans held for investment are summarized by category as follows (in thousands):

	December 31
	2010	2009

Commercial	$2,592,924	$2,457,533
Construction	270,008	669,426
Real estate	1,759,758	1,233,701
Consumer	21,470	25,065
Equipment leases	95,607	99,129

Gross loans held for investment	4,739,767	4,484,854
Deferred income (net of direct origination costs)	(28,437)	(27,561)
Allowance for loan losses	(71,510)	(67,931)

Total loans held for investment, net	$4,639,820	$4,389,362

We continue to lend primarily in Texas. As of December 31, 2010, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

During the normal course of business, the Company and subsidiary may enter into transactions with related parties, including their officers, employees, directors, significant stockholders and their related affiliates. It is the Company’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with third parties. Loans to related parties, including officers and directors, were approximately $13,120,000 and $14,158,000 at December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, total advances were approximately $12,388,000 and $10,314,000 and total paydowns were $13,426,000 and $11,451,000, respectively.

The reserve for loan losses is comprised of specific reserves for impaired loans and an estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We regularly evaluate our reserve for loan losses to maintain an adequate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of reserves include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All loan commitments rated substandard or worse and greater than $500,000 are specifically reviewed for loss potential. For loans deemed to be impaired, a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit. Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.

We have several pass credit grades that are assigned to loans based on varying levels of credits, ranging from credits that are secured by cash or marketable securities, to watch credits which have all the characteristics of an acceptable credit risk but warrant more than the normal level of supervision. Within our criticized/classified credit grades are special mention, substandard, and doubtful. Special mention loans are those that are currently protected by sound worth and paying capacity of the borrower, but that are potentially weak and constitute an additional credit risk. The loan has the potential to deteriorate to a substandard grade due to the existence of financial or administrative deficiencies. Substandard loans are inadequately protected by sound worth and paying capacity of the borrower and of the collateral pledged. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are chararctized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Substandard loans can be accruing or can be on nonaccrual depending on the circumstances of the individual loans. Loans classified as doubtful have all the weaknesses inherent in substandard loans with the added charactistics that the wekanesses make collection or liquidation in full highly questionable and improbable. The possibility of loss is extremely high. All doubtful loans are on nonaccrual.

The reserve allocation percentages assigned to each credit grade have been developed based primarily on an analysis of our historical loss rates. The allocations are adjusted for certain qualitative factors for such things as general economic conditions, changes in credit policies and lending standards. Historial loss rates are adjusted to account for current environmental conditions which we believe are likely to cause loss rates to be higher or lower than past experience. Each quarter we produce an adjustment range for environmental factors unique to us and our market. Changes in the trend and severity of problem loans can cause the estimation of losses to differ from past experience. In addition, the reserve considers the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio. The portion of the allowance that is not derived by the allowance allocation percentages compensates for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We evaluate many factors and conditions in determining the unallocated portion of the allowance, including the economic and business conditions affecting key lending areas, credit quality trends and general growth in the portfolio. The allowance is considered adequate and appropriate, given management’s assessment of potential losses within the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in the Company’s market areas and other factors.

The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality. The changes are reflected in the general reserve and in specific reserves as the collectability of larger classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored, and our reserve adequacy relies primarily on our loss history. Currently, the review of reserve adequacy is performed by executive management and presented to our board of directors for their review, consideration and ratification on a quarterly basis.

The following table summarizes the credit risk profile of our loan portfolio by internally assigned grades and nonaccrual status as of December 31, 2010 (in thousands):

	Commercial	Construction	Real Estate	Consumer	Leases	Total

Grade:
Pass	$2,461,769	$243,843	$1,549,400	$20,312	$78,715	$4,354,039
Special mention	45,754	19,856	59,294	76	1,552	126,532
Substandard-accruing	42,858	6,288	88,567	376	9,017	147,106
Non-accrual	42,543	21	62,497	706	6,323	112,090

Total loans held for investment	$2,592,924	$270,008	$1,759,758	$21,470	$95,607	$4,739,767

The table below presents a summary of our loan loss experience (in thousands):

	Year Ended December 31
	2010	2009	2008

Reserve for loan losses:
Beginning balance	$67,931	$45,365	$31,686
Loans charged-off:
Commercial	27,723	4,000	7,395
Real estate — Construction	12,438	6,508	1,866
Real estate — Term	9,517	4,696	4,168
Consumer	216	502	193
Equipment leases	1,555	4,022	12

Total	51,449	19,728	13,634
Recoveries:
Commercial	176	124	759
Real estate — Construction	1	13	—
Real estate — Term	138	53	47
Consumer	4	28	13
Equipment leases	158	54	79

Total	477	272	898

Net charge-offs	50,972	19,456	12,736
Provision for loan losses	54,551	42,022	26,415

Ending balance	$71,510	$67,931	$45,365

Reserve for off-balance sheet credit losses:
Beginning balance	$2,948	$1,470	$1,135
Provision (benefit) for off-balance sheet credit losses	(1,051)	1,478	335

Ending balance	$1,897	$2,948	$1,470

Total reserve for credit losses	$73,407	$70,879	$46,835

Total provision for credit losses	$53,500	$43,500	$26,750

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. The table below summarizes our non-accrual loans by type and purpose as of December 31, 2010 (in thousands):

Commercial
Business loans	$22,542
Energy	20,001
Construction
Market risk	21
Real estate
Market risk	54,213
Commercial	6,542
Secured by 1-4 family	1,742
Consumer	706
Leases	6,323

Total non-accrual loans	$112,090

When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. We recognized $566,000 in interest income on non-accrual loans during 2010 compared to $25,000 in 2009 and $33,000 in 2008. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2010, 2009 and 2008 totaled $10.5 million, $3.6 million and $2.9 million, respectively. As of December 31, 2010, none of our non-accrual loans were earning on a cash basis.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The following table details our impaired loans, by portfolio class as of December 31, 2010 (in thousands):

	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded:
Commercial
Business loans	$—	$—	$—
Energy
Other
Construction
Market risk
Secured by 1-4 family
Other
Real estate
Market risk
Commercial
Secured by 1-4 family
Other
Consumer
Leases

Total impaired loans with no related allowance recorded	—	—	—

With an allowance recorded:
Commercial
Business loans	22,542	28,470	4,594
Energy	20,001	20,001	1,000
Construction
Market risk	2,641	2,641	425
Real estate
Market risk	54,213	62,045	6,507
Commercial	6,542	6,542	125
Secured by 1-4 family	1,742	1,742	82
Consumer	706	706	163
Leases	6,323	6,323	1,829

Total impaired loans with an allowance recorded	114,710	128,470	14,725

	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance

Combined:
Commercial
Business loans	22,542	28,470	4,594
Energy	20,001	20,001	1,000
Construction
Market risk	2,641	2,641	425
Real estate
Market risk	54,213	62,045	6,507
Commercial	6,542	6,542	125
Secured by 1-4 family	1,742	1,742	82
Consumer	706	706	163
Leases	6,323	6,323	1,829

Total impaired loans	$114,710	$128,470	$14,725

Average impaired loans outstanding during the years ended December 31, 2010, 2009 and 2008 totaled $120.6 million $62.3 million and $26.8 million respectively.

The following table summarizes the allowance for loan losses related to impaired loans and the impaired loan balances by portfolio segment at December 31, 2010 (in thousands):

	Commercial	Construction	Real Estate	Consumer	Leases	Total

Allowance for loan losses:
Ending balance	$5,594	$425	$6,714	$163	$1,829	$14,725

Ending balance individually evaluated for impairment	5,594	425	6,714	163	1,829	14,725
Ending balance collectively evaluated for impairment	—	—	—	—	—	—
Loans held for investment:
Ending balance	$42,543	$2,641	$62,497	$706	$6,323	$114,710

Ending balance individually evaluated for impairment	42,543	2,641	62,497	706	6,323	114,710
Ending balance collectively evaluated for impairment	—	—	—	—	—	—

The table below provides an age analysis of our past due loans that are still accruing as of December 31, 2010 (in thousands):

							Recorded
			Greater				Investment Greater
	30-59 Days	60-89 Days	Than 90	Total Past			Than 90 Days and
	Past Due	Past Due	Days	Due	Current	Total	Accruing(4)

Commercial
Business loans	$4,490	$3,541	$5,670	$13,701	$2,107,502	$2,121,203	$5,670
Energy	—	1,222	—	1,222	427,956	429,178	—
Construction
Market risk	2,620	17,057	—	19,677	236,708	256,385	—
Secured by 1-4 family	—	—	—	—	13,602	13,602	—
Real estate
Market risk	24,957	2,551	531	28,039	1,274,560	1,302,599	531
Commercial	2,437	—	458	2,895	317,332	320,227	458
Secured by 1-4 family	4,639	—	—	4,639	69,796	74,435	—
Consumer	237	234	24	495	20,269	20,764	24
Leases	5,107	1,620	23	6,750	82,534	89,284	23

Total loans held for investment	$44,487	$26,225	$6,706	$77,418	$4,550,259	$4,627,677	$6,706

(1)	Loans past due 90 days and still accruing includes premium finance loans of $3.3 million. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

4.	OREO and Valuation Allowance for Losses on OREO

The table below presents a summary of the activity related to OREO (in thousands):

	Year Ended December 31
	2010	2009	2008

Beginning balance	$27,264	$25,904	$2,671
Additions	29,559	23,466	28,835
Sales	(6,058)	(14,265)	(5,602)
Valuation allowance for OREO	(6,587)	(6,619)	—
Direct write-downs	(1,917)	(1,222)	—

Ending balance	$42,261	$27,264	$25,904

5.	Goodwill and Other Intangible Assets

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

Goodwill and other intangible assets at December 31, 2010 and December 31, 2009 are summarized as follows (in thousands):

	Gross Goodwill and
	Intangible	Accumulated	Net Goodwill and
	Assets	Amortization	Intangible Assets

December 31, 2010
Goodwill	$7,225	$(374)	$6,851
Intangible assets — customer relationships and trademarks	3,705	(1,073)	2,632

	$10,930	$(1,447)	$9,483

December 31, 2009
Goodwill	$7,225	$(374)	$6,851
Intangible assets — customer relationships and trademarks	3,705	(750)	2,955

	$10,930	$(1,124)	$9,806

Amortization expense related to intangible assets totaled $323,000 in 2010 and $189,000 in 2009 and $162,000 in 2008. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2010 is as follows:

2011	$323
2012	323
2013	323
2014	317
2015	216
Thereafter	1,130

$2,632

6.	Premises and Equipment

Premises and equipment at December 31, 2010 and 2009 are summarized as follows (in thousands):

	December 31
	2010	2009

Premises	$11,092	$9,765
Furniture and equipment	22,159	20,235

	33,251	30,000
Accumulated depreciation	(21,683)	(18,811)

Total premises and equipment, net	$11,568	$11,189

Depreciation expense for the above premises and equipment was approximately $3,201,000, $3,311,000 and $2,837,000 in 2010, 2009 and 2008, respectively.

7.	Deposits

The scheduled maturities of interest bearing time deposits are as follows at December 31, 2010 (in thousands):

2011	$1,260,682
2012	28,068
2013	1,474
2014	9,276
2015	8,904
2016 and after	778

$1,309,182

At December 31, 2010 and 2009, the Bank had approximately $44,753,000 and $35,900,000, respectively, in deposits from related parties, including directors, stockholders, and their related affiliates on terms similar to those from third parties.

At December 31, 2010 and 2009, interest bearing time deposits, including deposits in foreign branches, of $100,000 or more were approximately $1,238,526,000 and $1,293,883,000, respectively.

8.	Borrowing Arrangements

The following table summarizes our borrowings at December 31, 2010, 2009 and 2008 (in thousands):

	2010		2009		2008
	Balance	Rate(4)	Balance	Rate(4)	Balance	Rate(4)

Federal funds purchased	$283,781	.32%	$580,519	.33%	$350,155	.47%
Customer repurchase agreements(1)	10,920	.05%	25,070	.10%	77,732	.05%
Treasury, tax and loan notes(2)	3,100	.00%	5,940	.00%	2,720	.00%
FHLB borrowings(3)	86	2.21%	325,000	.11%	800,000	.71%
Other short-term borrowings	—	—	—	—	10,000	1.19%
Long-term borrowings	—	—	—	—	40,000	1.19%
TLGP borrowings	—	—	20,500	.84%	—	—
Trust preferred subordinated debentures	113,406	2.23%	113,406	3.19%	113,406	4.40%

Total borrowings	$411,293		$1,070,435		$1,394,013

Maximum outstanding at any month end	$653,665		$1,753,181		$1,280,606

(1)	Securities pledged for customer repurchase agreements were $21.6 million, $36.0 million and $88.2 million at December 31, 2010, 2009 and 2008, respectively.

(2)	Securities pledged for treasury, tax and loans notes were $7.4 million, $11.3 million and $13.0 million at December 31, 2010, 2009 and 2008, respectively.

(3)	FHLB borrowings are collateralized by a blanket floating lien based on real estate loans and also certain pledged securities.

(4)	Interest rate as of period end.

The following table summarizes our other borrowing capacities in addition to balances outstanding at December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008

FHLB borrowing capacity relating to loans	$869,089	$1,382,682	$139,000
FHLB borrowing capacity relating to securities	120,823	57,101	62,420

Total FHLB borrowing capacity	$989,912	$1,439,783	$201,420

Unused federal funds lines available from commercial banks	$482,460	$736,560	$573,500

The scheduled maturities of our borrowings at December 31, 2010, were as follows (in thousands):

		After One	After Three
	Within One	But Within	But Within	After Five
	Year	Three Years	Five Years	Years	Total

Federal funds purchased(1)	$283,781	$—	$—	$—	$283,781
Customer repurchase agreements(1)	10,920	—	—	—	10,920
Treasury, tax and loan notes(1)	3,100	—	—	—	3,100
FHLB borrowings(1)	—	—	86	—	86
Trust preferred subordinated debentures(1)	—	—	—	113,406	113,406

Total borrowings	$297,801	$—	$86	$113,406	$411,293

(1)	Excludes interest.

9.	Trust Preferred Subordinated Debentures

From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued fixed and/or floating rate Capital Securities in various private offerings totaling $113.4 million. As of December 31, 2010, the details of the trust preferred subordinated debentures are summarized below (in thousands):

	Texas	Texas	Texas	Texas	Texas
	Capital	Capital	Capital	Capital	Capital
	Bancshares	Bancshares	Bancshares	Bancshares	Bancshares
	Statutory	Statutory	Statutory	Statutory	Statutory
	Trust I	Trust II	Trust III	Trust IV	Trust V

Date issued	November 19, 2002	April 10, 2003	October 6, 2005	April 28, 2006	September 29, 2006
Capital securities issued	$10,310	$10,310	$25,774	$25,774	$41,238
Floating or fixed rate securities	Floating	Floating	Fixed/Floating(1)	Floating	Floating
Interest rate on subordinated	3 month LIBOR +	3 month LIBOR +		3 month LIBOR +
debentures	3.35%	3.25%	3 month LIBOR + 1.51%	1.60%	3 month LIBOR + 1.71%
Maturity date	November 2032	April 2033	December 2035	June 2036	September 2036

(1)	Interest rate is a fixed rate of 6.19% for five years through December 15, 2010, and a floating rate of interest for the remaining 25 years that resets quarterly to 1.51% above the three-month LIBOR.

After deducting underwriter’s compensation and other expenses of each offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on all subordinated debentures are deductible for federal income tax purposes.

10.	Income Taxes

We have a gross deferred tax asset of $48.1 million at December 31, 2010, which relates primarily to our allowance for loan losses, OREO valuation reserve, loan origination fees and stock compensation. Management believes it is more likely than not that all of the deferred tax assets will be realized. Our net deferred tax asset is included in other assets in the consolidated balance sheet.

At December 31, 2009, we had a gross deferred tax asset of $40.1 million, which related primarily to our allowance for loan losses, loan origination fees and stock compensation.

Income tax expense/(benefit) consists of the following for the years ended (in thousands):

	Year Ended December 31
	2010	2009	2008

Current:
Federal	$24,329	$20,955	$17,349
State	840	219	221

Total	$25,169	$21,174	$17,570

Deferred:
Federal	$(5,248)	$(8,774)	$(4,971)
State	(365)	—	—

Total	$(5,613)	$(8,774)	$(4,971)

Total expense:
Federal	$19,081	$12,181	$12,378
State	475	219	221

Total	$19,556	$12,400	$12,599

The following table shows the breakdown of total income tax expense for continuing operations and discontinued operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008

Total expense:
From continuing operations	$19,626	$12,522	$12,924
From discontinued operations	(70)	(122)	(325)

Total	$19,556	$12,400	$12,599

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31
	2010	2009

Deferred tax assets:
Allowance for credit losses	$26,426	$25,111
Organizational costs/intangibles	162	254
Loan origination fees	4,774	3,970
Stock compensation	5,769	4,412
Mark to market on mortgage loans	486	547
Reserve for potential mortgage loan repurchases	453	446
Non-accrual interest	3,009	2,174
Deferred lease expense	842	—
OREO valuation allowance	5,754	2,764
Other	432	421

	48,107	40,099
Deferred tax liabilities:
Loan origination costs	(991)	(871)
FHLB stock dividends	(697)	(678)
Leases	(16,153)	(15,375)
Depreciation	(1,966)	(540)
Unrealized gain on securities	(2,884)	(3,319)
Other	(77)	(28)

	(22,768)	(20,811)

Net deferred tax asset	$25,339	$19,288

ASC 740-10, Income Taxes — Accounting for Uncertainties in Income Taxes (“ASC 740-10”) prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740-10 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.

We file income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007.

The reconciliation of income attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

	Year Ended December 31
	2010	2009	2008

Tax at U.S. statutory rate	35%	35%	35%
State taxes	1%	1%	1%
Non-deductible expenses	1%	1%	1%
Non-taxable income	(2)%	(3)%	(3)%
Other	—	—	—

Total	35%	34%	34%

11.	Employee Benefits

We have a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan permits our employees to defer a portion of their compensation. Matching contributions may be made in amounts and at times determined by the Company. We contributed approximately $595,000, 627,000, and $588,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Employees are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options.

During 2000, we implemented an Employee Stock Purchase Plan (“ESPP”). Employees are eligible for the plan when they have met certain requirements concerning period of credited service and minimum hours worked. Eligible employees may contribute a minimum of 1% to a maximum of 10% of eligible compensation up to the Section 423 of the Internal Revenue Code limit of $25,000. During January 2006, a plan (“2006 ESPP”) was adopted that allocated 400,000 shares to the plan. The 2006 ESPP was approved by stockholders at the 2006 annual meeting. As of December 31, 2010, 2009 and 2008, 66,504, 53,281 and 37,556 shares had been purchased on behalf of the employees under the 2006 ESPP.

As of December 31, 2010, we have three stock option plans, the 1999 Stock Omnibus Plan (“1999 Plan”), the 2005 Long-Term Incentive Plan (“2005 Plan”) and the 2010 Long-Term Incentive Plan (“2010 Plan”). The 1999 Plan is no longer available for grants of equity based compensation; however, options to purchase shares previously issued under the plan will remain outstanding and be subject to administration by our board of directors. Under both the 2005 and 2010 Plans, equity-based compensation grants were made by the board of directors, or its designated committee. Grants are subject to vesting requirements. Under the 2005 and 2010 Plans, we may grant, among other things, nonqualified stock options, incentive stock options, restricted stock units (“RSUs”), stock appreciation rights or any combination thereof. Both Plans include grants for employees and directors. Totals shares authorized under the 2005 plan are 1,500,000, with 700,000 authorized under the 2010 Plan. Total shares which may be issued under the 2005 Plan at December 31, 2010, 2009, and 2008 were 60,760, 116,728 and 370,566, respectively. Total shares which may be issued under the 2010 Plan at December 31, 2010 was 498,400.

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

The fair value of the options and stock appreciation rights were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2010	2009	2008

Risk-free rate	2.26%	2.23%	3.04%
Dividend yield	0.00	0.00	0.00
Market price volatility factor	.418	.423	.323
Weighted-average expected life of options	5 years	5 years	5 years

Market price volatility and expected life of options is based on historical data and other factors.

A summary of our stock option activity and related information for 2010, 2009 and 2008 is as follows (in thousands, except per share data):

	December 31, 2010		December 31, 2009		December 31, 2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	1,167,736	$12.07	1,460,461	$11.54	1,983,352	$10.63
Options granted	—	—	—	—	—	—
Options exercised	(155,366)	8.80	(226,485)	7.69	(496,051)	7.55
Options forfeited	(68,550)	11.33	(66,240)	15.35	(26,840)	17.95

Options outstanding at year-end	943,820	$12.62	1,167,736	$12.07	1,460,461	$11.54

Options vested and exercisable at year-end	943,820	$12.62	1,131,486	$11.76	1,337,461	$10.79
Intrinsic value of options vested and exercisable	$8,263,646		$2,490,378		$3,433,347
Weighted average remaining contractual life of options vested and exercisable		2.85		3.52		4.13
Fair value of shares vested during year	$219,193		$245,422		$492,638
Intrinsic value of options exercised	$1,619,409		$1,608,048		$4,551,326
Weighted average remaining contractual life of options currently outstanding in years:		2.85		3.58		4.29

We expensed approximately $219,000, $629,000 and $1,152,000 in 2010, 2009 and 2008, respectively, related to stock option awards. Expenses are calculated utilizing the straight-line method. No stock options were granted in 2009 or 2010.

In connection with the 2005 Long-term Incentive Plan, stock appreciation rights were issued in 2010, 2009 and 2008. These rights are service-based and generally vest over a period of five years. Of the SARs granted in 2006, 300,312 were Performance Stock Appreciation Rights (“PSARs”) which were cancelled on December 31, 2008 as company performance targets were not met.

	December 31, 2010		December 31, 2009		December 31, 2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise	SARs/	Exercise	SARs/	Exercise
	SARs	Price	PSARs	Price	PSARs	Price

SARs outstanding at beginning of year	1,206,738	$16.16	1,007,579	$16.66	1,203,087	$18.24
SARs granted	109,500	17.81	246,500	14.93	142,000	17.46
SARs exercised	(16,000)	15.38	—	—	—	—
SARs forfeited	(86,981)	17.97	(47,341)	20.51	(337,508)	22.62

SARs outstanding at year-end	1,213,257	$19.42	1,206,738	$16.16	1,007,579	$16.66

SARs vested at year-end	689,144	$20.48	491,254	$20.92	315,293	$21.14
Weighted average remaining contractual life of SARs vested		5.99		6.85		7.73
Compensation expense	$1,994,000		$1,709,000		$1,127,000
Weighted average fair value of SARs granted during 2010, 2009 and 2008		$6.97		$5.93		$5.93
Fair value of shares vested during the year	$1,626,811		$1,278,207		$1,255,341
Weighted average remaining contractual life of SARs currently outstanding in years		6.72		5.61		6.73

As of December 31, 2010, the intrinsic value of SARs vested was $929,900. As of December 31, 2009 and 2008 the intrinsic value of SARs vested was negative as the December 31, 2009, and 2008 market prices were lower than the grant price of the SARs.

The following table summarizes the status of and changes in our nonvested restricted stock units (in thousands, except per share data):

	Non-Vested Stock Awards
	Outstanding
		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Balance, January 1, 2008	526,200	20.27
Granted	205,150	18.00
Vested and issued	(91,354)	20.51
Forfeited	(13,748)	20.23
Cancelled	—	—

Balance, December 31, 2008	626,248	19.49
Granted	257,210	12.81
Vested and issued	(134,570)	19.59
Forfeited	(34,489)	19.98
Cancelled	—	—

Balance, December 31, 2009	714,399	$17.04
Granted	365,000	15.72
Vested and issued	(162,394)	18.25
Forfeited	(19,654)	17.82
Cancelled	—	—

Balance, December 31, 2010	897,351	$14.64

The RSUs granted during 2010, 2009 and 2008 generally vest over four to five years. Compensation cost for restricted stock units was $4,559,000, $3,623,000, $2,434,000 for years ended December 31, 2010, 2009 and

2008, respectively. The weighted average remaining contractual life of RSUs currently outstanding is 8.17 years.

Total compensation cost for all share-based arrangements, net of taxes, was $4,435,000, $3,904,000 and $3,063,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Unrecognized stock-based compensation expense related to SAR grants issued during 2008, 2009 and 2010 is $3.2 million. At December 31, 2010, the weighted average period over which this unrecognized expense is expected to be recognized was 1.9 years. Unrecognized stock-based compensation expense related to RSU grants during 2008, 2009 and 2010 is $11.0 million. At December 31, 2010, the weighted average period over which this unrecognized expense is expected to be recognized was 2.0 years.

Cash flows from financing activities included $1,774,000, $213,000 and $4,527,000 in cash inflows from excess tax benefits related to stock compensation in 2010, 2009 and 2008, respectively. The tax benefit realized from stock options exercised is $621,000, $75,000 and $1,584,000 in 2010, 2009 and 2008, respectively.

Upon share option exercise, new shares are issued as opposed to treasury shares.

In 1999, we entered into a deferred compensation agreement with one of our executive officers. The agreement allowed the employee to elect to defer up to 100% of his compensation on an annual basis. All deferred compensation is invested in the Company’s common stock held in a rabbi trust. The stock is held in the name of the trustee, and the principal and earnings of the trust are held separate and apart from other funds of the Company, and are used exclusively for the uses and purposes of the deferred compensation agreement. The accounts of the trust have been consolidated with the accounts of the Company. During 2009, under the terms of the agreement, the stock was released from the trust and issued to the executive.

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

At December 31, 2010 and 2009, commitments to extend credit and standby and commercial letters of credit were as follows (in thousands):

	December 31
	2010	2009

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,306,871	$1,143,427
Standby and commercial letters of credit	54,831	66,885

13.	Regulatory Restrictions

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of December 31, 2010 and 2009. As of June 30, 2010, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action and continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(in thousands except percentage data)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010:
Total capital (to risk-weighted assets):
Company	$697,291	11.83%	$471,565	8.00%	N/A	N/A
Bank	600,331	10.19%	471,462	8.00%	$589,327	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$623,835	10.58%	$235,782	4.00%	N/A	N/A
Bank	526,875	8.94%	235,731	4.00%	$353,596	6.00%
Tier 1 capital (to average assets):
Company	$623,835	9.36%	$266,694	4.00%	N/A	N/A
Bank	526,875	7.90%	266,638	4.00%	$333,297	5.00%
As of December 31, 2009:
Total capital (to risk-weighted assets):
Company	$642,371	11.98%	$429,102	8.00%	N/A	N/A
Bank	555,635	10.36%	429,012	8.00%	$536,265	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$575,338	10.73%	$214,551	4.00%	N/A	N/A
Bank	488,602	9.11%	214,506	4.00%	$321,759	6.00%
Tier 1 capital (to average assets):
Company	$575,338	10.54%	$218,381	4.00%	N/A	N/A
Bank	488,602	8.95%	218,336	4.00%	$272,920	5.00%

Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. No dividends were declared or paid on common stock during 2010, 2009 or 2008.

The required balance at the Federal Reserve at December 31, 2010 and 2009 was approximately $27,610,000 and $9,595,000, respectively.

14.	Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (in thousands except share data):

	Year Ended December
	2010	2009	2008

Numerator:
Net income from continuing operations	$37,323	$24,387	$24,882
Preferred stock dividends	—	5,383	—

Net income from continuing operations available to common shareholders	37,323	19,004	24,882
Loss from discontinued operations	(136)	(235)	(616)

Net income	$37,187	$18,769	$24,266

Denominator:
Denominator for basic earnings per share-weighted average shares	36,627,329	34,113,285	27,952,973
Effect of employee stock options(1)	594,707	278,882	95,490
Effect of warrants to purchase common stock	123,992	18,287	—
Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	37,346,028	34,410,454	28,048,463

Basic earning per share from continuing operations	$1.02	$.56	$.89

Basic earning per share	$1.02	$.55	$.87

Diluted earnings per share from continuing operations	$1.00	$.55	$.89

Diluted earnings per share	$1.00	$.55	$.87

(1)	Stock options outstanding of 978,567, 1,669,686 and 1,761,281 in 2010, 2009 and 2008, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the average market price of the Company’s common stock.

15.	Fair Value Disclosures

ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of ASC 820 did not have an impact on our financial statements except for the expanded disclosures noted below.

We determine the fair market values of our financial instruments based on the fair value hierarchy. The standard describes three levels of inputs that may be used to measure fair value as provided below.

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include U.S. Treasuries that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include U.S. government and agency mortgage-backed debt securities, corporate securities, municipal bonds, and Community Reinvestment Act funds. This category includes derivative assets and liabilities where values are based on internal cash flow models supported by market data inputs

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation. This category also includes impaired loans and OREO where collateral values have been based on third party appraisals; however, due to current economic conditions, comparative sales data typically used in appraisals may be unavailable or more subjective due to lack of market activity. Additionally, this category includes certain mortgage loans that were transferred from loans held for sale to loans held for investment at a lower of cost or fair value.

Assets and liabilities measured at fair value at December 31, 2010 are as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3

Available for sale securities:(1)
Mortgage-backed securities	$—	$133,724	$—
Corporate securities	—	5,000	—
Municipals	—	39,085	—
Other	—	7,615	—
Loans (2)(4)	—	—	77,343
OREO (3)(4)	—	—	42,261
Derivative asset	—	6,874	—
Derivative liability	—	(6,874)	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Includes certain mortgage loans that have been transferred to loans held for investment from loans held for sale at the lower of cost or market. Also, includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(3)	OREO is transferred from loans to OREO at fair value less selling costs.

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

Loans During the year ended December 31, 2010, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. The $77.3 million total above includes impaired loans at December 31, 2010 with a carrying value of $80.0 million that were reduced by specific valuation allowance allocations totaling $7.4 for a total reported fair value of $72.6 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity. Also included in this total are $5.5 million in mortgage warehouse lending loans that were reduced by specific valuation allowance allocations totaling $795,000, for a total reported fair value of $4.7 million. Certain mortgage loans that are transferred from loans held for sale to loans held for investment are valued based on third party broker pricing. As the dollar amount and number of loans being valued is very small, a comprehensive market analysis is not obtained or considered necessary. Instead, we conduct a general polling of one or more mortgage brokers for indications of general market prices for the types of mortgage loans being valued, and we consider values based on recent experience in selling loans of like terms and comparable quality.

OREO Certain foreclosed assets, upon initial recognition, were valued based on third party appraisals. At December 31, 2010, OREO with a carrying value of $55.2 million was reduced by specific valuation allowance allocations totaling $12.9 million for a total reported fair value of $42.3 million based on valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.

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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$179,866	$179,866	$125,439	$125,439
Securities, available-for-sale	185,424	185,424	266,128	266,128
Loans held for sale	1,194,209	1,194,209	693,504	693,504
Loans held for sale from discontinued operations	490	490	586	586
Loans held for investment, net	4,639,820	4,652,588	4,389,362	4,542,572
Derivative asset	6,874	6,874	1,837	1,837
Deposits	5,455,401	5,457,692	4,120,725	4,121,993
Federal funds purchased	283,781	283,781	580,519	580,519
Borrowings	14,106	14,107	376,510	376,510
Trust preferred subordinated debentures	113,406	113,406	113,406	113,876
Derivative liability	6,874	6,874	1,837	1,837

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

We lease various premises under operating leases with various expiration dates. Rent expense incurred under operating leases amounted to approximately $6,916,000, $6,968,000 and $4,981,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Minimum future lease payments under operating leases are as follows (in thousands):

Minimum
Year Ending December 31,	Payments

2011	$8,463
2012	8,615
2013	8,387
2014	8,174
2015	7,598
2016 and thereafter	44,206

$85,443

17.	Parent Company Only

Summarized financial information for Texas Capital Bancshares, Inc. — Parent Company Only follows (in thousands):

	December 31
Balance Sheets	2010	2009

Assets
Cash and cash equivalents	$88,684	$80,033
Investment in subsidiaries	554,917	507,930
Other assets	8,812	7,363
Total assets	$652,413	$595,326

Liabilities and Stockholders’ Equity
Other liabilities	$436	$460
Other short-term borrowings	—	—
Long-term borrowings	—	—
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	113,842	113,866
Common stock	369	359
Additional paid-in capital	346,948	326,224
Retained earnings	185,907	148,720
Treasury stock	(8)	(8)
Accumulated other comprehensive income	5,355	6,165
Total stockholders’ equity	538,571	481,460

Total liabilities and stockholders’ equity	$652,413	$595,326

Statements of Earnings

	Year Ended December 31
(in thousands)	2010	2009	2008

Dividend income	$110	$127	$193
Other income	128	441	125
Total income	238	568	318
Interest expense	3,672	4,353	7,662
Salaries and employee benefits	673	669	501
Legal and professional	1,269	1,425	1,597
Other non-interest expense	453	392	329

Total expense	6,067	6,839	10,089

Loss before income taxes and equity in undistributed income of subsidiary	(5,829)	(6,271)	(9,771)
Income tax benefit	(1,989)	(2,139)	(3,375)
Loss before equity in undistributed income of subsidiary	(3,840)	(4,132)	(6,396)

Equity in undistributed income of subsidiary	41,027	28,284	30,662

Net income	$37,187	$24,152	$24,266

Statements of Cash Flows

	Year Ended December 31
(in thousands)	2010	2009	2008

Operating Activities
Net income	$37,187	$24,152	$24,266
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(41,027)	(28,284)	(30,662)
Increase in other assets	(1,449)	(11)	(657)
Tax benefit from stock option exercises	621	75	1,584
Excess tax benefits from stock-based compensation arrangements	(1,774)	(213)	(4,527)
Increase (decrease) in other liabilities	(24)	(577)	320

Net cash used in operating activities of continuing operations	(6,466)	(4,858)	(9,676)
Investing Activity
Investment in subsidiaries	—	—	(25,000)
Net cash used in investing activity	—	—	(25,000)
Financing Activities
Sale of common stock	13,343	61,024	58,662
Proceeds from issuance of preferred stock and related warrants	—	75,000	—
Repurchase of preferred stock	—	(75,000)	—
Preferred dividends paid	—	(1,219)	—
Net other borrowings	—	(50,000)	25,000
Excess tax benefits from stock-based compensation arrangements	1,774	213	4,527
Purchase of treasury stock	—	—	—

Net cash provided by financing activities	15,117	10,018	88,189

Net increase (decrease) in cash and cash equivalents	8,651	5,160	53,513

Cash and cash equivalents at beginning of year	80,033	74,873	21,360

Cash and cash equivalents at end of year	$88,684	$80,033	$74,873

18.	Related Party Transactions

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

During 2010, the loss from discontinued operations from RML was $136,000, net of taxes. The 2010 losses are primarily related to continuing legal and salary expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $490,000 in loans held for sale from discontinued operations that are carried at estimated market value at December 31, 2010, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of December 31, 2010 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.

The results of operations of the discontinued components are presented separately in the accompanying consolidated statements of income for 2010, 2009 and 2008, net of tax, following income from continuing operations. Details are presented in the following tables (in thousands):

	Year Ended December 31
	2010	2009	2008

Revenues	$36	$64	$105
Expenses	242	421	1,046
Income (loss) before income taxes	(206)	(357)	(941)
Income tax expense (benefit)	(70)	(122)	$(325)

Income (loss) from discontinued operations	$(136)	$(235)	$(616)

20.	Derivative Financial Instruments

The fair value of derivative positions outstanding is included in other assets and other liabilities in the accompanying consolidated balance sheets.

During 2010 and 2009, we entered into certain interest rate derivative positions that are not designated as hedging instruments. These derivative positions relate to transactions in which we enter into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations.

The notional amounts and estimated fair values of interest rate derivative positions outstanding at December 31, 2010 presented in the following table (in thousands):

	Notional Amount	Estimated Fair Value

Non-hedging interest rate derivative:
Commercial loan/lease interest rate swaps	$221,138	$6,874
Commercial loan/lease interest rate swaps	(221,138)	(6,874)

The weighted-average receive and pay interest rates for interest rate swaps outstanding at December 31, 2010 were as follows:

	Weighted-Average
	Interest Rate Received	Interest Rate Paid

Non-hedging interest rate swaps	5.21%	2.23%

Our credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, relating to interest rate swaps was approximately $6.9 million at December 31, 2010, all of which relates to bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values.

21.	Stockholders’ Equity

During 2010, we purchased a portion of a non-controlling interest in a consolidated subsidiary that is controlled and majority owned by the Bank. The purchased resulted in a $10.2 million reduction in additional paid in capital. Prior to the purchase, we owned 90% of the subsidiary and non-controlling interest on our balance sheet was $869,000. Subsequent to this repurchase we now control 97% of the subsidiary and the non-controlling interest on our balance sheet is $354,000. Based on an existing agreement with the remaining non-controlling interest, we could purchase the remaining interest in the future based on a multiple of earnings, which could result in a future reduction to additional paid in capital.

On January 27, 2010, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. Incorporated, pursuant to which we may, from time to time, offer and sell shares of our common stock, having aggregate gross sales proceeds of up to $40,000,000. Sales of the shares are being made by means of brokers’ transactions on or through the NASDAQ Global Select Market at market prices prevailing at the time of the sale or as otherwise agreed to by us and Morgan Stanley. As of December 31, 2010 we have sold 734,835 shares at an average price of $17.58. Net proceeds on the sales are approximately $12.5 million, are being used for general corporate purposes. During the fourth quarter of 2010, we did not sell any shares under the program.

On May 8, 2009, we completed a sale of 4.6 million shares of our common stock in a public offering. The purchase price was $13.75 per share, and net proceeds from the sale totaled $59.4 million. The new capital is being used for general corporate purposes, including capital for support of anticipated growth of our bank.

On January 16, 2009, we completed the issuance of $75 million of perpetual preferred stock and related warrants under the U.S. Department of Treasury’s voluntary Capital Purchase Program (“CPP” or “the Program”). The preferred stock was repurchased in May 2009. In connection with the repurchase, we recorded a $3.9 million accelerated deemed dividend in the second quarter of 2009 representing the unamortized difference between the book value and the carrying value of the preferred stock repurchased from the Treasury. The $3.9 million accelerated deemed dividend, combined with the previously scheduled preferred dividend of $523,000 for the second quarter of 2009 and the preferred dividend of $930,000 paid in the first quarter of 2009, resulted in a total dividend and reduction of earnings available to common stockholders of $5.4 million for the year ended December 31, 2009. In the first quarter of 2010, the Treasury auctioned these warrants, and as of December 31, 2010, the warrants to purchase 758,086 shares at $14.84 per share are still outstanding.

22.	New Accounting Standards

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

FASB ASC 310 Receivables, Sub-Topic 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”) was amended to clarify that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC 310 Subtopic 310-40 Troubled Debt Restructurings by Creditors. The new authoritative accounting guidance under Subtopic 310-30 will be effective in the third quarter of 2010. This amendment did not have a significant impact on our financial statements.

FASB ASC 310 Receivables (“ASC 310”) was amended to enhance disclosures about credit quality of financing receivables and the allowance for credit losses. The amendments require an entity to disclose credit quality information, such as internal risk gradings, more detailed nonaccrual and past due information, and modifications of its financing receivables. The disclosures under ASC 310, as amended, were effective for interim and annual reporting periods ending on or after December 15, 2010. We do not expect this amendment to have a significant impact on our financial results, but it will significantly expand the disclosures that we are required to provide, some of which are included in this annual filing, as required, with additional disclosures included in future filings.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We have established and maintain disclosure controls and other procedures that are designed to ensure that material information relating to us and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. For the period covered in this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

The Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Texas Capital Bancshares, Inc.

We have audited Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Texas Capital Bancshares Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Texas Capital Bancshares Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Capital Bancshares, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 22, 2011 expressed an unqualified opinion thereon.

Dallas, Texas
February 23, 2011

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 17, 2011, which proxy materials will be filed with the SEC no later than April 7, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 17, 2011, which proxy materials will be filed with the SEC no later than April 7, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 17, 2011, which proxy materials will be filed with the SEC no later than April 7, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 17, 2011, which proxy materials will be filed with the SEC no later than April 7, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 17, 2011, which proxy materials will be filed with the SEC no later than April 7, 2011.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

(1) All financial statements

Independent Registered Public Accounting Firms’ Report of Ernst & Young LLP

(2) All financial statements required by Item 8

Independent Registered Public Accounting Firms’ Report of Ernst & Young LLP

(3) Exhibits

3.1	Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1 to our registration statement on Form 10 dated August 24, 2001
3.2	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.2 to our registration statement on Form 10 dated August 24, 2001
3.3	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.3 to our registration statement on Form 10 dated August 24, 2001
3.4	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.4 to our registration statement on Form 10 dated August 24, 2001
3.5	Amended and Restated Bylaws of Texas Capital Bancshares, Inc. which is incorporated by reference to Exhibit 3.5 to our registration statement on Form 10 dated August 24, 2001

3.6	First Amendment to Amended and Restated Bylaws of Texas Capital Bancshares, Inc. which is incorporated by reference to Current Report on Form 8-K dated July 18, 2007
4.1	Placement Agreement by and between Texas Capital Bancshares Statutory Trust I and SunTrust Capital Markets, Inc., which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.2	Certificate of Trust of Texas Capital Bancshares Statutory Trust I, dated November 12, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.3	Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, Texas Capital Bancshares, Inc. and Joseph M. Grant, Raleigh Hortenstine III and Gregory B. Hultgren, dated November 19, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.4	Indenture dated November 19, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.5	Guarantee Agreement between Texas Capital Bancshares, Inc. and State Street Bank and Trust of Connecticut, National Association dated November 19, 2002, which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.6	Placement Agreement by and among Texas Capital Bancshares, Inc., Texas Capital Statutory Trust II and Sandler O’Neill & Partners, L.P., which is incorporated by reference to our Current Report Form 8-K dated June 11, 2003
4.7	Certificate of Trust of Texas Capital Statutory Trust II, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.8	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, Texas Capital Bancshares, Inc., and Joseph M. Grant and Gregory B. Hultgren, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.9	Indenture between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.10	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.11	Amended and Restated Declaration of Trust for Texas Capital Statutory Trust III by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Texas Capital Bancshares, Inc. as Sponsor, and the Administrators named therein, dated as of October 6, 2005, which is incorporated by reference to our Current Report on Form 8-K dated October 13, 2005
4.12	Indenture between Texas Capital Bancshares, Inc., as Issuer, and Wilmington Trust Company, as Trustee, for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, dated as of October 6, 2005, which is incorporated by reference to our Current Report on Form 8-K dated October 13, 2005
4.13	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of October 6, 2005, which is incorporated by reference to our Current Report on Form 8-K dated October 13, 2005
4.14	Amended and Restated Declaration of Trust for Texas Capital Statutory Trust IV by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Texas Capital Bancshares, Inc. as Sponsor, and the Administrators named therein, dated as of April 28, 2006, which is incorporated by reference to our Current Report on Form 8-K dated May 3, 2006
4.15	Indenture between Texas Capital Bancshares, Inc., as Issuer, and Wilmington Trust Company, as Trustee, for Floating Rate Junior Subordinated Deferrable Interest Debentures dated as of April 28, 2006, which is incorporated by reference to our Current Report on Form 8-K dated May 3, 2006
4.16	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of April 28, 2006, which is incorporated by reference to our Current Report on Form 8-K dated May 3, 2006
4.17	Amended and Restated Trust Agreement for Texas Capital Statutory Trust V by and among Wilmington Trust Company, as Property Trustee and Delaware Trustee, Texas Capital Bancshares, Inc., as Depositor, and the Administrative Trustees named therein, dated as of September 29, 2006, which is incorporated by reference to our Current Report on Form 8-K dated October 5, 2006

4.18	Junior Subordinated Indenture between Texas Capital Bancshares, Inc. and Wilmington Trust Company, as Trustee, for Floating Rate Junior Subordinated Note dated as of September 29, 2006, which is incorporated by reference to our Current Report on Form 8-K dated October 5, 2006
4.19	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of September 29, 2006, which is incorporated by reference to our Current Report on Form 8-K dated October 5, 2006
10.1	Deferred Compensation Agreement, which is incorporated by reference to Exhibit 10.2 to our registration statement on Form 10-K dated August 24, 2001+
10.2	Amended and Restated Deferred Compensation Agreement Irrevocable Trust dated as of November 2, 2004, by and between Texas Capital Bancshares, Inc. and Texas Capital Bank, National Association, which is incorporated by reference to our Annual Report on Form 10-K dated March 14, 2005.+
10.3	Chairman Emeritus and Consulting Agreement between Joseph M. Grant and Texas Capital Bancshares, Inc., dated April 8, 2008, which is incorporated by reference to our Form 10-Q dated May 2, 2008.+
10.4	Executive Employment Agreement between George F. Jones, Jr. and Texas Capital Bancshares, Inc. dated December 31, 2008, which is incorporated by reference to our Current Report on Form 8-K dated January 6, 2009+
10.5	Executive Employment Agreement between C. Keith Cargill and Texas Capital Bancshares, Inc. dated December 31, 2008, which is incorporated by reference to our Current Report on Form 8-K dated January 6, 2009+
10.6	Executive Employment Agreement between Peter B. Bartholow and Texas Capital Bancshares, Inc. dated December 31, 2008, which is incorporated by reference to our Current Report on Form 8-K dated January 6, 2009+
10.7	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and George F. Jones, Jr., which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.8	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and C. Keith Cargill, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.9	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and Peter B. Bartholow, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.10	Texas Capital Bancshares, Inc. 1999 Omnibus Stock Plan, which is incorporated by reference to Exhibit 4.1 to our registration statement on Form 10 dated August 24, 2001+
10.11	Texas Capital Bancshares, Inc. 2006 Employee Stock Purchase Plan, which is incorporated by reference to our registration statement on Form S-8 dated February 3, 2006+
10.12	Texas Capital Bancshares, Inc. 2005 Long-Term Incentive Plan, which is incorporated by reference to our registration statement on Form S-8 dated June 3, 2005+
10.13	Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan, which is incorporated by reference to our registration statement on Form S-8 dated May 19, 2010+
21	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*

*	Filed herewith

+	Management contract or compensatory plan arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS CAPITAL BANCSHARES, INC.

By:	/s/ GEORGE F. JONES, JR.
George F. Jones, Jr.
President and Chief Executive Officer

Date: February 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  JAMES R. HOLLAND, JR.
James R. Holland, Jr.
Chairman of the Board and Director

Date: February 23, 2011

/s/  GEORGE F. JONES, JR.
George F. Jones, Jr.
President, Chief Executive Officer and Director
(principal executive officer)

Date: February 23, 2011

/s/  PETER BARTHOLOW
Peter Bartholow
Executive Vice President, Chief Financial Officer and Director
(principal financial officer)

Date: February 23, 2011

/s/  JULIE ANDERSON
Julie Anderson
Executive Vice President and Controller
(principal accounting officer)

Date: February 23, 2011

/s/  JAMES H. BROWNING
James H. Browning
Director

Date: February 23, 2011

/s/  JOSEPH M. GRANT
Joseph M. Grant
Director

Date: February 23, 2011

/s/  FREDERICK B. HEGI, JR.
Frederick B. Hegi, Jr.
Director

Date: February 23, 2011

/s/  LARRY L. HELM
Larry L. Helm
Director

Date: February 23, 2011

/s/  WALTER W. MCALLISTER III
Walter W. McAllister III
Director

Date: February 23, 2011

/s/  LEE ROY MITCHELL
Lee Roy Mitchell
Director

Date: February 23, 2011

/s/  ELYSIA H. RAGUSA
Elysia H. Ragusa
Director

Date: February 23, 2011

/s/  STEVEN P. ROSENBERG
Steven P. Rosenberg
Director

Date: February 23, 2011
/s/  ROBERT W. STALLINGS
Robert W. Stallings
Director

Date: February 23, 2011

/s/  IAN J. TURPIN
Ian J. Turpin
Director

Date: February 23, 2011