Form 10-Q
period 2011-03-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2011-04-21
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2011

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     On April 20, 2011, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:
Common Stock, par value $0.01 per share            37,219,649

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended March 31, 2011

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(In thousands except per share data)

	Three months ended March 31,
	2011	2010
Interest income
Interest and fees on loans	$68,040	$61,569
Securities	1,846	2,726
Federal funds sold	28	9
Deposits in other banks	197	2

Total interest income	70,111	64,306
Interest expense
Deposits	4,871	7,758
Federal funds purchased	107	365
Repurchase agreements	2	4
Other borrowings	—	47
Trust preferred subordinated debentures	633	904

Total interest expense	5,613	9,078

Net interest income	64,498	55,228
Provision for credit losses	7,500	13,500

Net interest income after provision for credit losses	56,998	41,728
Non-interest income
Service charges on deposit accounts	1,783	1,483
Trust fee income	954	954
Bank owned life insurance (BOLI) income	523	471
Brokered loan fees	2,520	1,904
Equipment rental income	783	1,344
Other	1,121	792

Total non-interest income	7,684	6,948
Non-interest expense
Salaries and employee benefits	24,172	20,069
Net occupancy expense	3,310	3,014
Leased equipment depreciation	556	1,059
Marketing	2,123	787
Legal and professional	2,723	1,950
Communications and technology	2,347	1,926
FDIC insurance assessment	2,511	1,868
Allowance and other carrying costs for OREO	4,030	2,292
Other	4,627	4,221

Total non-interest expense	46,399	37,186

Income from continuing operations before income taxes	18,283	11,490
Income tax expense	6,344	3,890

Income from continuing operations	11,939	7,600
Loss from discontinued operations (after-tax)	(60)	(55)

Net income	$11,879	$7,545

Basic earnings per common share
Income from continuing operations	$0.32	$0.21
Net income	$0.32	$0.21

Diluted earnings per common share
Income from continuing operations	$0.31	$0.21
Net income	$0.31	$0.21
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$213,480	$104,866
Federal funds sold	10,240	75,000
Securities, available-for-sale	171,990	185,424
Loans held for sale	811,400	1,194,209
Loans held for sale from discontinued operations	488	490
Loans held for investment (net of unearned income)	4,711,424	4,711,330
Less: Allowance for loan losses	70,248	71,510

Loans held for investment, net	4,641,176	4,639,820
Premises and equipment, net	11,652	11,568
Accrued interest receivable and other assets	191,706	225,309
Goodwill and intangible assets, net	9,402	9,483

Total assets	$6,061,534	$6,446,169

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$1,480,695	$1,451,307
Interest bearing	3,429,358	3,545,146
Interest bearing in foreign branches	311,938	458,948

Total deposits	5,221,991	5,455,401

Accrued interest payable	1,662	2,579
Other liabilities	45,555	48,577
Federal funds purchased	115,870	283,781
Repurchase agreements	14,716	10,920
Other borrowings	3,409	3,186
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	5,516,609	5,917,850

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value
Authorized shares — 10,000,000
Issued shares	—	—
Common stock, $.01 par value:
Authorized shares — 100,000,000
Issued shares —37,217,346 and 36,957,104 at March 31, 2011 and December 31, 2010)	372	369
Additional paid-in capital	341,680	336,796
Retained earnings	197,686	185,807
Treasury stock (shares at cost: 417 at March 31, 2011 and December 31, 2010)	(8)	(8)
Accumulated other comprehensive income, net of taxes	5,195	5,355

Total stockholders’ equity	544,925	528,319

Total liabilities and stockholders’ equity	$6,061,534	$6,446,169

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands except share data)

									Accumulated
									Other
					Additional				Comprehensive
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury Stock		Income, Net of
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Taxes	Total

Balance at December 31, 2009	—	$—	35,919,941	$359	$326,224	$148,620	(417)	$(8)	$6,165	$481,360
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	7,545	—	—	—	7,545
Change in unrealized gain on available-for-sale securities, net of taxes of $100 (unaudited)	—	—	—	—	—	—	—	—	185	185

Total comprehensive income (unaudited)										7,730
Tax expense related to exercise of stock options (unaudited)	—	—	—	—	115	—	—	—	—	115
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	1,572	—	—	—	—	1,572
Issuance of stock related to stock-based awards (unaudited)	—	—	57,068	1	305	—	—	—	—	306
Issuance of common stock (unaudited)	—	—	547,721	5	8,908	—	—	—	—	8,913

Balance at March 31, 2010 (unaudited)	—	$—	36,524,730	$365	$337,124	$156,165	(417)	$(8)	$6,350	$499,996

Balance at December 31, 2010	—	$—	36,957,104	$369	$336,796	$185,807	(417)	$(8)	$5,355	$528,319
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	11,879	—	—	—	11,879
Change in unrealized gain on available-for-sale securities, net of taxes of $86 (unaudited)	—	—	—	—	—	—	—	—	(160)	(160)

Total comprehensive income (unaudited)										11,719
Tax expense related to exercise of stock options (unaudited)	—	—	—	—	1,160	—	—	—	—	1,160
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	2,134	—	—	—	—	2,134
Issuance of stock related to stock-based awards (unaudited)	—	—	260,242	3	1,590	—	—	—	—	1,593

Balance at March 31, 2011 (unaudited)	—	$—	37,217,346	$372	$341,680	$197,686	(417)	$(8)	$5,195	$544,925

See accompanying notes to consolidated financial statements

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Three months ended March 31,
	2011	2010

Operating activities
Net income from continuing operations	$11,939	$7,600
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,500	13,500
Depreciation and amortization	1,469	1,905
Amortization and accretion on securities	25	39
Bank owned life insurance (BOLI) income	(523)	(471)
Stock-based compensation expense	2,134	1,572
Tax benefit from stock option exercises	1,160	115
Excess tax benefits from stock-based compensation arrangements	(3,313)	(329)
Originations of loans held for sale	(4,725,151)	(3,204,634)
Proceeds from sales of loans held for sale	5,107,959	3,305,702
Loss on sale of assets	(63)	44
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	20,136	13,008
Accrued interest payable and other liabilities	(3,852)	(1,584)

Net cash provided by operating activities of continuing operations	419,420	136,467
Net cash (used in) operating activities of discontinued operations	(58)	(53)

Net cash provided by operating activities	419,362	136,414

Investing activities
Maturities and calls of available-for-sale securities	1,610	1,515
Principal payments received on available-for-sale securities	11,552	18,650
Net (increase) decrease in loans held for investment	(8,855)	3,126
Purchase of premises and equipment, net	(916)	(422)
Proceeds from sale of foreclosed assets	13,497	601

Net cash provided by investing activities of continuing operations	16,888	23,470

Financing activities
Net increase (decrease) in deposits	(233,410)	289,094
Proceeds from issuance of stock related to stock-based awards	1,593	306
Proceeds from issuance of common stock	—	8,913
Net increase (decrease) in other borrowings	4,019	(350,388)
Excess tax benefits from stock-based compensation arrangements	3,313	329
Net (decrease) in federal funds purchased	(167,911)	(154,580)

Net cash (used in) financing activities of continuing operations	(392,396)	(206,326)

Net increase (decrease) in cash and cash equivalents	43,854	(46,442)
Cash and cash equivalents at beginning of period	179,866	125,439

Cash and cash equivalents at end of period	$223,720	$78,997

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,989	$9,508
Cash paid during the period for income taxes	173	299
Non-cash transactions:
Transfers from loans/leases to OREO and other repossessed assets	926	4,151
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(1) OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Texas Capital Bancshares, Inc. (“the Company”), a Delaware bank holding company, was incorporated in November 1996 and commenced operations in March 1998. The consolidated financial statements of the Company include the accounts of Texas Capital Bancshares, Inc. and its wholly owned subsidiary, Texas Capital Bank, National Association (the “Bank”). The Bank currently provides commercial banking services to its customers primarily in Texas and concentrates on middle market commercial and high net worth customers.
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
The consolidated interim financial statements have been prepared without audit. Certain information and footnote disclosures presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make interim financial information not misleading. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the SEC on February 23, 2011 (the “2010 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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
Accumulated Other Comprehensive Income, Net
Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income, net. Accumulated comprehensive income, net for the three months ended March 31, 2011 and 2010 is reported in the accompanying consolidated statements of changes in stockholders’ equity.
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

(2) EARNINGS PER COMMON SHARE
The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended March 31,
	2011	2010
Numerator:
Net income from continuing operations	$11,939	$7,600
Loss from discontinued operations	(60)	(55)

Net income	$11,879	$7,545

Denominator:
Denominator for basic earnings per share — weighted average shares	37,090,882	36,191,373
Effect of employee stock options(1)	957,779	509,935
Effect of warrants to purchase common stock	293,018	82,411

Denominator for dilutive earnings per share — adjusted weighted average shares and assumed conversions	38,341,679	36,783,719

Basic earnings per common share from continuing operations	$0.32	$0.21
Basic earnings per common share from discontinued operations	—	—

Basic earnings per common share	$0.32	$0.21

Diluted earnings per share from continuing operations	$0.31	$0.21
Diluted earnings per share from discontinued operations	—	—

Diluted earnings per common share	$0.31	$0.21

(1)	Stock options, SARs and RSUs outstanding of 116,000 at March 31, 2011 and 1,601,380 at March 31, 2010 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented.
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
Our net unrealized gain on the available-for-sale securities portfolio value decreased from a gain of $8.2 million, which represented 4.65% of the amortized cost at December 31, 2010, to a gain of $8.0 million, which represented 4.87% of the amortized cost at March 31, 2011.

The following is a summary of securities (in thousands):

	March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale Securities:
Residential mortgage-backed securities	$115,270	$6,665	$(22)	$121,913
Corporate securities	5,000	—	—	5,000
Municipals	36,221	1,305	—	37,526
Equity securities(1)	7,506	45	—	7,551

	$163,997	$8,015	$(22)	$171,990

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$126,838	$6,891	$(5)	$133,724
Corporate securities	5,000	—	—	5,000
Municipals	37,841	1,244	—	39,085
Equity securities(1)	7,506	109	—	7,615

	$177,185	$8,244	$(5)	$185,424

(1)	Equity securities consist of Community Reinvestment Act funds.
The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands, except percentage data):

	March 31, 2011
		After One	After Five
	Less Than	Through	Through	After Ten
	One Year	Five Years	Ten Years	Years	Total

Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$6,968	$10,717	$45,832	$51,753	$115,270
Estimated fair value	6,996	11,070	48,802	55,045	121,913
Weighted average yield(3)	4.502%	4.351%	4.814%	4.021%	4.396%
Corporate securities:
Amortized cost	—	5,000	—	—	5,000
Estimated fair value	—	5,000	—	—	5,000
Weighted average yield(3)	—	7.375%	—	—	7.375%
Municipals:(2)
Amortized cost	2,751	24,702	8,768	—	36,221
Estimated fair value	2,789	25,710	9,027	—	37,526
Weighted average yield(3)	5.082%	5.476%	5.836%	—	5.506%
Equity securities:
Amortized cost	7,506	—	—	—	7,506
Estimated fair value	7,551	—	—	—	7,551

Total available-for-sale securities:
Amortized cost					$163,997

Estimated fair value					$171,990

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

Securities with carrying values of approximately $38.9 million were pledged to secure certain borrowings and deposits at March 31, 2011. Of the pledged securities at March 31, 2011, approximately $19.2 million were pledged for certain deposits, and approximately $19.7 million were pledged for repurchase agreements.
The following table discloses, as of March 31, 2011 and December 31, 2010, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):
March 31, 2011

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed securities	$3,180	$(22)	$—	$—	$3,180	$(22)
Corporate securities	—	—	—	—	—	—
Municipals	—	—	—	—	—	—

	$3,180	$(22)	$—	$—	$3,180	$(22)

December 31, 2010

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed securities	$3,681	$(5)	$—	$—	$3,681	$(5)
Corporate securities	—	—	—	—	—	—
Municipals	—	—	—	—	—	—

	$3,681	$(5)	—	$—	$3,681	$(5)

At March 31, 2011, we had one investment position in an unrealized loss position. We do not believe these unrealized losses are “other than temporary” as (1) we do not have the intent to sell any of the securities in the table above; and (2) it is not probable that we will be unable to collect the amounts contractually due. The unrealized losses are interest rate related, and losses have decreased as rates have decreased in 2009 and remained low during 2010 and 2011. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.
(4) LOANS AND ALLOWANCE FOR LOAN LOSSES
At March 31, 2011 and December 31, 2010, loans were as follows (in thousands):

	March 31,	December 31,
	2011	2010

Commercial	$2,541,784	$2,592,924
Construction	349,442	270,008
Real estate	1,746,100	1,759,758
Consumer	21,590	21,470
Leases	80,694	95,607

Gross loans held for investment	4,739,610	4,739,767
Deferred income (net of direct origination costs)	(28,186)	(28,437)
Allowance for loan losses	(70,248)	(71,510)

Total loans held for investment, net	4,641,176	4,639,820
Loans held for sale	811,400	1,194,209

Total	$5,452,576	$5,834,029

We continue to lend primarily in Texas. As of March 31, 2011, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.
The reserve for loan losses is comprised of specific reserves for impaired loans and an estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We regularly evaluate our reserve for loan losses to maintain an adequate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of reserves include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All loan commitments rated substandard or worse and greater than $500,000 are specifically reviewed for loss potential. For loans deemed to be impaired, a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit, and any needed reserve is recorded in other liabilities. Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.
We have several pass credit grades that are assigned to loans based on varying levels of risk, ranging from credits that are secured by cash or marketable securities, to watch credits which have all the characteristics of an acceptable credit risk but warrant more than the normal level of supervision. Within our criticized/classified credit grades are special mention, substandard, and doubtful. Special mention loans are those that are currently protected by sound worth and paying capacity of the borrower, but that are potentially weak and constitute an additional credit risk. The loan has the potential to deteriorate to a substandard grade due to the existence of financial or administrative deficiencies. Substandard loans are inadequately protected by sound worth and paying capacity of the borrower and of the collateral pledged. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Substandard loans can be accruing or can be on nonaccrual depending on the circumstances of the individual loans. Loans classified as doubtful have all the weaknesses inherent in substandard loans with the added characteristics that the weaknesses make collection or liquidation in full highly questionable and improbable. The possibility of loss is extremely high. All doubtful loans are on nonaccrual.
The reserve allocation percentages assigned to each credit grade have been developed based primarily on an analysis of our historical loss rates. The allocations are adjusted for certain qualitative factors for such things as general economic conditions, changes in credit policies and lending standards. Historical loss rates are adjusted to account for current environmental conditions which we believe are likely to cause loss rates to be higher or lower than past experience. Each quarter we produce an adjustment range for environmental factors unique to us and our market. Changes in the trend and severity of problem loans can cause the estimation of losses to differ from past experience. In addition, the reserve considers the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio. The portion of the allowance that is not derived by the allowance allocation percentages compensates for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We evaluate many factors and conditions in determining the unallocated portion of the allowance, including the economic and business conditions affecting key lending areas, credit quality trends and general growth in the portfolio. The allowance is considered adequate and appropriate, given management’s assessment of potential losses within the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in the Company’s market areas and other factors.
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

The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and nonaccrual status as of March 31, 2011 and December 31, 2010 (in thousands):
March 31, 2011

	Commercial	Construction	Real Estate	Consumer	Leases	Total

Grade:
Pass	$2,414,750	$316,077	$1,563,548	$20,703	$63,879	$4,378,957
Special mention	59,076	24,286	46,974	139	5,946	136,421
Substandard-accruing	24,965	6,439	69,403	80	6,866	107,753
Non-accrual	42,993	2,640	66,174	669	4,003	116,479

Total loans held for investment	$2,541,784	$349,442	$1,746,099	$21,591	$80,694	$4,739,610

December 31, 2010

	Commercial	Construction	Real Estate	Consumer	Leases	Total

Grade:
Pass	$2,461,769	$243,843	$1,549,400	$20,312	$78,715	$4,354,039
Special mention	45,754	19,856	59,294	76	1,552	126,532
Substandard-accruing	42,858	6,288	88,567	376	9,017	147,106
Non-accrual	42,543	21	62,497	706	6,323	112,090

Total loans held for investment	$2,592,924	$270,008	$1,759,758	$21,470	$95,607	$4,739,767

The following table details activity in the reserve for loan losses by portfolio segment for the quarter ended March 31, 2011. Allocation of a portion of the reserve to one category of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Construction	Real Estate	Consumer	Leases	Unallocated	Total

Beginning balance	$15,918	$7,336	$38,049	$306	$5,405	$4,496	$71,510
Provision for possible loan losses	99	(757)	6,594	(42)	(936)	2,732	7,690
Charge-offs	1,993	—	7,364	34	532	—	9,923
Recoveries	546	243	31	1	150	—	971

Net charge-offs	1,447	(243)	7,333	33	382	—	8,952

Ending balance	$14,570	$6,822	$37,310	$231	$4,087	$7,228	$70,248

Period end amount allocated to:
Loans individually evaluated for impairment	$5,891	$425	$10,980	$216	$816	$—	$18,328
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Ending balance	$5,891	$425	$10,980	$216	$816	$—	$18,328

Activity in the reserve for loan losses during the three months ended March 31, 2010 was as follows (in thousands):

Balance at the beginning of the period	$67,931
Provision for loan losses	13,054
Net charge-offs:
Loans charged-off	9,331
Recoveries	51

Net charge-offs	9,280

Balance at the end of the period	$71,705

Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. The table below summarizes our non-accrual loans by type and purpose as of March 31, 2011 (in thousands):

Commercial
Business loans	$22,992
Energy	20,001
Construction
Market risk	2,640
Real estate
Market risk	56,887
Commercial	6,733
Secured by 1-4 family	2,554
Consumer	669
Leases	4,003

Total non-accrual loans	$116,479

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The following table details our impaired loans, by portfolio class as of March 31, 2011 (in thousands):

		Unpaid Principal		Average Recorded	Interest Income
	Recorded Investment	Balance	Related Allowance	Investment	Recognized

With no related allowance recorded:
Commercial
Business loans	$—	$—	$—	$—	$—
Energy	—	—	—	—	—
Other	—	—	—	—	—
Construction
Market risk	—	—	—	—	—
Secured by 1-4 family	—	—	—	—	—
Other	—	—	—	—	—
Real Estate
Market risk	—	—	—	—	—
Commercial	—	—	—	—	—
Secured by 1-4 family	—	—	—	—	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—

Total impaired loans with no related allowance recorded	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial
Business loans	$22,992	$28,920	$4,891	$22,692	$—
Energy	20,001	20,001	1,000	20,001	—
Other	—	—	—	—	—
Construction
Market risk	2,640	2,640	425	2,641	—
Secured by 1-4 family	—	—	—	—	—
Other	—	—	—	—	—
Real Estate
Market risk	56,887	72,011	9,502	55,104	—
Commercial	6,733	6,733	1,179	6,606	—
Secured by 1-4 family	2,554	2,554	299	2,013	—
Consumer	669	669	216	694	—
Leases	4,003	4,003	816	5,550	—

Total impaired loans with an allowance recorded	$116,479	$137,531	$18,328	$115,301	$—

Combined:
Commercial
Business loans	$22,992	$28,920	$4,891	$22,692	$—
Energy	20,001	20,001	1,000	20,001	—
Other	—	—	—	—	—
Construction
Market risk	2,640	2,640	425	2,641	—
Secured by 1-4 family	—	—	—	—	—
Other	—	—	—	—	—
Real Estate
Market risk	56,887	72,011	9,502	55,104	—
Commercial	6,733	6,733	1,179	6,606	—
Secured by 1-4 family	2,554	2,554	299	2,013	—
Consumer	669	669	216	694	—
Leases	4,003	4,003	816	5,550	—

Total impaired loans	$116,479	$137,531	$18,328	$115,301	$—

Average impaired loans outstanding during the three months ended March 31, 2011 and 2010 totaled $115.3 million and $102.4 million, respectively.
The table below provides an age analysis of our past due loans that are still accruing as of March 31, 2011 (in thousands):

			Greater				Greater Than
	30-59 Days	60-89 Days	Than 90	Total Past			90 Days and
	Past Due	Past Due	Days	Due	Current	Total	Accruing(1)

Commercial
Business loans	$5,323	$5,543	$2,426	$13,292	$2,045,715	$2,059,007	$2,426
Energy	11,279	230	—	11,509	428,275	439,784	—
Construction
Market risk	—	—	—	—	334,526	334,526	—
Secured by 1-4 family	—	—	—	—	12,276	12,276	—
Real estate
Market risk	13,707	—	69	13,776	1,285,621	1,299,397	69
Commercial	1,559	668	—	2,227	296,978	299,205	—
Secured by 1-4 family	7,793	137	34	7,964	73,360	81,324	34
Consumer	267	18	—	285	20,636	20,921	—
Leases	1,423	123	—	1,546	75,145	76,691	—

Total loans held for investment	$41,351	$6,719	$2,529	$50,599	$4,572,532	$4,623,131	$2,529

(1)	Loans past due 90 days and still accruing includes premium finance loans of $2.4 million. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.
(5) OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO
The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended March 31,
	2011	2010

Beginning balance	$42,261	$27,264
Additions	926	4,151
Sales	(13,695)	(601)
Valuation allowance for OREO	(1,921)	(1,838)
Direct write-downs	(1,399)	(111)

Ending balance	$26,172	$28,865

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
The table below summarizes our financial instruments whose contract amounts represent credit risk at March 31, 2011 (in thousands):

Commitments to extend credit	$1,436,490
Standby letters of credit	103,075
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of March 31, 2011 and 2010. As of June 30, 2010, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action and continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

	March 31,
	2011	2010

Risk-based capital:
Tier 1 capital	11.21%	11.28%
Total capital	12.46%	12.53%
Leverage	10.29%	10.98%
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
Stock-based compensation consists of options issued prior to the adoption of Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation (“ASC 718”), SARs and restricted stock units (“RSUs”). The SARs and RSUs were granted from 2006 through 2010.

	Three months ended March 31,
(in thousands)	2011	2010

Stock- based compensation expense recognized:
Unvested options	$—	$110
SARs	506	478
RSUs	1,628	984

Total compensation expense recognized	$2,134	$1,572

	March 31, 2011
	Options	SARs and RSUs

Unrecognized compensation expense related to unvested awards	$—	$14,220
Weighted average period over which expense is expected to be recognized, in years	—	2.22
(9) DISCONTINUED OPERATIONS
Subsequent to the end of the first quarter of 2007, we and the purchaser of our residential mortgage loan division (“RML”) agreed to terminate and settle the contractual arrangements related to the sale of the division, which had been completed as of the end of the third quarter of 2006. Historical operating results of RML are reflected as discontinued operations in the financial statements.
During the three months ended March 31, 2011 and 2010, the loss from discontinued operations was $60,000 and $55,000, net of taxes, respectively. The 2011 and 2010 losses are primarily related to continuing legal and salary expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $488,000 in loans held for sale from discontinued operations that are carried at the estimated market value at quarter-end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of March 31, 2011 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.
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
Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include U.S. Treasuries that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include U.S. government and agency mortgage-backed debt securities, corporate securities, municipal bonds, and Community Reinvestment Act funds. This category includes derivative assets and liabilities where values are based on internal cash flow models supported by market data inputs.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation. This category also includes impaired loans and OREO where collateral values have been based on third party appraisals; however, due to current economic conditions, comparative sales data typically used in appraisals may be unavailable or more subjective due to lack of market activity. Additionally, this category includes certain mortgage loans that were transferred from loans held for sale to loans held for investment at a lower of cost or fair value.
Assets and liabilities measured at fair value at March 31, 2011 are as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3

Available for sale securities:(1)
Mortgage-backed securities	$—	$121,913	$—
Corporate securities	—	5,000	—
Municipals	—	37,526	—
Other	—	7,551	—
Loans(2) (4)	—	—	75,909
OREO(3) (4)	—	—	26,172
Derivative asset(5)	—	5,122	—
Derivative liability(5)	—	(5,122)	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Includes certain mortgage loans that have been transferred to loans held for investment from loans held for sale at the lower of cost or market. Also, includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(3)	OREO is transferred from loans to OREO at fair value less selling costs.

(4)	Fair value of loans and OREO is measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions

(5)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.
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
Loans
During the three months ended March 31, 2011, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. The $75.9 million total above includes impaired loans at March 31, 2011 with a carrying value of $82.6 million that were reduced by specific valuation allowance allocations totaling $11.3 million for a total reported fair value of $71.3 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity. Also included in this total are $5.5 million in mortgage warehouse loans that were reduced by specific valuation allowance allocations totaling $795,000, for a total reported fair value of $4.7 million. Certain mortgage loans that were transferred from loans held for sale to loans held for investment were valued based on third party broker pricing. As the dollar amount and number of loans being valued is very small, a comprehensive market analysis is not obtained or considered necessary. Instead, we conduct a general polling of one or more mortgage brokers for indications of general market prices for the types of mortgage loans being valued, and we consider values based on recent experience in selling loans of like terms and comparable quality.
OREO
Certain foreclosed assets, upon initial recognition, were valued based on third party appraisals. At March 31, 2011, OREO with a carrying value of $36.6 million was reduced by specific valuation allowance allocations totaling $10.4 million for a total reported fair value of $26.2 million based on valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.
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
A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$223,720	$223,720	$179,866	$179,866
Securities, available-for-sale	171,990	171,990	185,424	185,424
Loans held for sale	811,400	811,400	1,194,209	1,194,209
Loans held for sale from discontinued operations	488	488	490	490
Loans held for investment, net	4,641,176	4,653,368	4,639,820	4,652,588
Derivative asset	5,122	5,122	6,874	6,874
Deposits	5,221,991	5,231,602	5,455,401	5,457,692
Federal funds purchased	115,870	115,870	283,781	283,781
Borrowings	18,125	18,126	14,106	14,107
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liability	5,122	5,122	6,874	6,874
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
(11) STOCKHOLDERS’ EQUITY
We had comprehensive income of $11.7 million for the three months ended March 31, 2011 and comprehensive income of $7.7 million for the three months ended March 31, 2010. Comprehensive income during the three months ended March 31, 2011 included a net after-tax loss of $160,000 and comprehensive income during the three months ended March 31, 2010 included a net after-tax gain of $185,000 due to changes in the net unrealized gains/losses on securities available-for-sale.
(12) NEW ACCOUNTING PRONOUNCEMENTS
FASB ASC 310 Receivables (“ASC 310”) was amended to enhance disclosures about credit quality of financing receivables and the allowance for credit losses. The amendments require an entity to disclose credit quality information, such as internal risk grades, more detailed nonaccrual and past due information, and modifications of its financing receivables. The disclosures under ASC 310, as amended, were effective for interim and annual reporting periods ending on or after December 15, 2010. This amendment did not have a significant impact on our financial results, but it has significantly expanded the disclosures that we are required to provide.
On April 5, 2011, the FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. We are currently evaluating the new guidance.

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended			For the three months ended
	March 31, 2011			March 31, 2010
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Assets
Securities — taxable	$140,007	$1,500	4.35%	$211,618	$2,341	4.49%
Securities — non-taxable(2)	37,154	532	5.81%	41,654	592	5.76%
Federal funds sold	44,322	28	0.26%	7,471	2	0.11%
Deposits in other banks	277,228	197	0.29%	12,457	9	0.29%
Loans held for sale from continuing operations	735,682	8,677	4.78%	457,459	5,490	4.87%
Loans	4,721,928	59,363	5.10%	4,413,960	56,079	5.15%
Less reserve for loan losses	70,142	—	—	66,726	—	—

Loans, net of reserve	5,387,468	68,040	5.12%	4,804,693	61,569	5.20%

Total earning assets	5,886,179	70,297	4.84%	5,077,893	64,513	5.15%
Cash and other assets	297,060			311,128

Total assets	$6,183,239			$5,389,021

Liabilities and Stockholders’ Equity
Transaction deposits	$345,978	$55	0.06%	$365,205	$264	0.29%
Savings deposits	2,469,435	2,371	0.39%	1,773,201	3,524	0.81%
Time deposits	709,604	1,921	1.10%	840,820	2,787	1.34%
Deposits in foreign branches	376,570	524	0.56%	353,803	1,183	1.36%

Total interest bearing deposits	3,901,587	4,871	0.51%	3,333,029	7,758	0.94%
Other borrowings	159,450	109	0.28%	461,477	416	0.37%
Trust preferred subordinated debentures	113,406	633	2.26%	113,406	904	3.23%

Total interest bearing liabilities	4,174,443	5,613	0.55%	3,907,912	9,078	0.94%
Demand deposits	1,417,734			956,359
Other liabilities	47,753			28,643
Stockholders’ equity	543,309			496,107

Total liabilities and stockholders’ equity	$6,183,239			$5,389,021

Net interest income		$64,684			$55,435

Net interest margin			4.46%			4.43%
Net interest spread			4.29%			4.21%

Additional information from discontinued operations:
Loans held for sale	$489			$585
Borrowed funds	489			585
Net interest income		$10			$13
Net interest margin — consolidated			4.46%			4.43%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Summary of Performance
We reported net income of $11.9 million, or $0.31 per diluted common share, for the first quarter of 2011 compared to $7.6 million, or $0.21 per diluted common share, for the first quarter of 2010. Return on average equity was 8.91% and return on average assets was .78% for the first quarter of 2011, compared to 6.21% and .57%, respectively, for the first quarter of 2010.
Net income increased $4.3 million, or 57%, for the three months ended March 31, 2011 as compared to the same period in 2010. The $4.3 million increase during the three months ended March 31, 2011, was primarily the result of a $9.3 million increase in net interest income, a $736,000 increase in non-interest income and a $6.0 million decrease in the provision for credit losses, offset by a $9.2 million increase in non-interest expense and a $2.5 million increase in income tax expense.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income was $64.5 million for the first quarter of 2011, compared to $55.2 million for the first quarter of 2010. The increase was due to an increase in average earning assets of $808.3 million as compared to the first quarter of 2010 and an increase in the net interest margin from 4.43% to 4.46%. The increase in average earning assets included a $308.0 million increase in average loans held for investment and a $278.2 million increase in loans held for sale, offset by a $76.1 million decrease in average securities. For the quarter ended March 31, 2011, average net loans and securities represented 93% and 3%, respectively, of average earning assets compared to 95% and 5% in the same quarter of 2010.
Average interest bearing liabilities increased $266.5 million from the first quarter of 2010, which included a $568.6 million increase in interest bearing deposits offset by a $302.0 million decrease in other borrowings. The significant decrease in average other borrowings is a result of the growth in demand deposits and interest bearing deposits, reducing the need for borrowed funds. The average cost of interest bearing deposits and borrowed funds decreased from .94% for the quarter ended March 31, 2010 to .51% for the same period of 2011.
The following table presents the changes (in thousands) in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.

	Three months ended
	March 31, 2011/2010
		Change Due To(1)
	Change	Volume	Yield/Rate

Interest income:
Securities(2)	$(901)	$(856)	$(45)
Loans held for sale	3,187	3,339	(152)
Loans held for investment	3,284	3,913	(629)
Federal funds sold	26	10	16
Deposits in other banks	188	191	(3)

Total	5,784	6,597	(813)
Interest expense:
Transaction deposits	(209)	(14)	(195)
Savings deposits	(1,153)	1,384	(2,537)
Time deposits	(866)	(435)	(431)
Deposits in foreign branches	(659)	76	(735)
Borrowed funds	(578)	(272)	(306)

Total	(3,465)	739	(4,204)

Net interest income	$9,249	$5,858	$3,391

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.
Net interest margin from continuing operations, the ratio of net interest income to average earning assets from continuing operations, was 4.46% for the first quarter of 2011 compared to 4.43% for the first quarter of 2010. This 3 basis point increase was a result of a decline in the costs of interest bearing liabilities and growth in non-interest bearing deposits and stockholders’ equity, as well as improved pricing on loans. Total cost of funding, including demand deposits and stockholders’ equity decreased from .68% for the first quarter of 2010 to .37% for the first quarter of 2011. The benefit of the reduction in funding costs was complimented by a 31 basis point increase in yields on earning assets.

Non-interest Income
The components of non-interest income were as follows (in thousands):

	Three months ended March 31,
	2011	2010

Service charges on deposit accounts	$1,783	$1,483
Trust fee income	954	954
Bank owned life insurance (BOLI) income	523	471
Brokered loan fees	2,520	1,904
Equipment rental income	783	1,344
Other	1,121	792

Total non-interest income	$7,684	$6,948

Non-interest income increased $736,000 during the three months ended March 31, 2011 to $7.7 million compared to $6.9 million during the same period of 2010. This increase is primarily related to an increase of $616,000 in brokered loan fees as compared to the same period in 2010, related to an increase in warehouse lending volumes. Service charges increased $300,000 during the three months ended March 31, 2011 as compared to the same period in 2010 related to an increase in the level of demand deposits. Other non-interest income increased $329,000 as compared to 2010, also contributed to the year-over-year increase in non-interest income. Offsetting these increases was a $561,000 decrease in equipment rental income related to a decline in the leased equipment portfolio.
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
Non-interest Expense
The components of non-interest expense were as follows (in thousands):

	Three months ended March 31,
	2011	2010

Salaries and employee benefits	$24,172	$20,069
Net occupancy expense	3,310	3,014
Leased equipment depreciation	556	1,059
Marketing	2,123	787
Legal and professional	2,723	1,950
Communications and data processing	2,347	1,926
FDIC insurance assessment	2,511	1,868
Allowance and other carrying costs for OREO	4,030	2,292
Other	4,627	4,221

Total non-interest expense	$46,399	$37,186

Non-interest expense for the first quarter of 2011 increased $9.2 million, or 25%, to $46.4 million from $37.2 million in the first quarter of 2010. The increase is primarily attributable to a $4.1 million increase in salaries and employee benefits, which was primarily due to general business growth.
Occupancy expense for the three months ended March 31, 2011 increased $296,000, or 10%, compared to the same quarter in 2010 as a result of general business growth.
Leased equipment depreciation expense for the three months ended March 31, 2011 decreased $503,000 compared to the same quarter in 2010 as a result of a decline in the leased equipment portfolio.
Marketing expense for the three months ended March 31, 2011 increased $1.3 million, or 170%, compared to the same quarter in 2010, which was primarily due to general business growth.
Legal and professional expense for the three months ended March 31, 2011 increased $773,000, or 40%, compared to same quarter in 2010. Our legal and professional expense will continue to fluctuate from quarter to quarter and could increase in the future as we respond to continued regulatory changes and continued credit situations related to the current economic conditions.
FDIC insurance assessment expense increased by $643,000 from $1.9 million in 2010 to $2.5 million due to higher rates and increase in our deposit base. The FDIC assessment rates could continue to increase and will continue to be a factor in our expense growth.
For the three months ended March 31, 2011, allowance and other carrying costs for OREO increased $1.7 million, to $4.0 million, $3.3 million of which related to deteriorating values of assets held in OREO. Of the $3.3 million valuation expense, $1.9 million was related to increasing the valuation allowance during the quarter. The remaining $1.4 million related to direct write-downs of the OREO balance.
Analysis of Financial Condition
Loan Portfolio
Total loans net of allowance for loan losses at March 31, 2011 decreased $381.5 million from December 31, 2010 to $5.5 billion. Combined commercial, construction, real estate, consumer loans and leases decreased $157,000. Loans held for sale decreased $382.8 million from December 31, 2010. We anticipate that overall loan growth during the remainder of 2011 will be less than experienced in prior years as a result of tightened credit standards and reduced demand for credit due to overall economic conditions.
Loans were as follows as of the dates indicated (in thousands):

	March 31,	December 31,
	2011	2010

Commercial	$2,541,784	$2,592,924
Construction	349,442	270,008
Real estate	1,746,100	1,759,758
Consumer	21,590	21,470
Leases	80,694	95,607

Gross loans held for investment	4,739,610	4,739,767
Deferred income (net of direct origination costs)	(28,186)	(28,437)
Allowance for loan losses	(70,248)	(71,510)

Total loans held for investment, net	4,641,176	4,639,820
Loans held for sale	811,400	1,194,209

Total	$5,452,576	$5,834,029

We continue to lend primarily in Texas. As of March 31, 2011, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.
We originate substantially all of the loans in our portfolio, except participations in residential mortgage loans held for sale, select loan participations and syndications, which are underwritten independently by us prior to purchase and certain USDA and SBA government guaranteed loans that we purchase in the secondary market. We also participate in syndicated loan relationships, both as a participant and as an agent. As of March 31,

2011, we have $592.4 million in syndicated loans, $204.6 million of which we acted as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans originated by us. In addition, as of March 31, 2011, $3.3 million of our syndicated loans were nonperforming.
Summary of Loan Loss Experience
The provision for credit losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $7.5 million during the first quarter of 2011 compared to $13.5 million in the first quarter of 2010 and $12.0 million in the fourth quarter of 2010. The amount of reserves and provision required to support the reserve have increased over the last two years as a result of credit deterioration in our loan portfolio driven by negative changes in national and regional economic conditions and the impact of those conditions on the financial condition of borrowers and the values of assets, including real estate assets, pledged as collateral.
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
The combined reserve for credit losses, which includes a liability for losses on unfunded commitments, totaled $72.0 million at March 31, 2011, $73.4 million at December 31, 2010 and $75.1 million at March 31, 2010. The total reserve percentage decreased to 1.53% at March 31, 2011 from 1.56% of loans held for investment at December 31, 2010 and decreased from 1.69% of loans held for investment at March 31, 2010. The total reserve percentage has increased over the past two years as a result of the effects of national and regional economic conditions on borrowers and values of assets pledged as collateral. These changes in economic conditions have resulted in increases in loans with weakened credit quality and nonperforming loans. The overall reserve for loan losses continues to be driven by the loan loss reserve methodology as described above. At March 31, 2011, we believe the reserve is sufficient to cover all expected losses in the portfolio and has been derived from consistent application of the methodology described above. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, our estimate of expected losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

Activity in the reserve for loan losses is presented in the following table (in thousands):

Three months	Three months	Year ended
ended March 31,	ended March 31,	December 31,
2011	2010	2010

Reserve for loan losses:
Beginning balance	$71,510	$67,931	$67,931
Loans charged-off:
Commercial	1,993	7,551	27,723
Real estate — construction	—	420	12,438
Real estate — term	7,364	766	9,517
Consumer	34	—	216
Equipment leases	532	594	1,555

Total charge-offs	9,923	9,331	51,449
Recoveries:
Commercial	546	23	176
Real estate — construction	243	—	1
Real estate — term	31	8	138
Consumer	1	—	4
Equipment leases	150	20	158

Total recoveries	971	51	477

Net charge-offs	8,952	9,280	50,972
Provision for loan losses	7,690	13,054	54,551

Ending balance	$70,248	$71,705	$71,510

Reserve for off-balance sheet credit losses:
Beginning balance	$1,897	$2,948	$2,948
Provision (benefit) for off-balance sheet credit losses	(190)	446	(1,051)

Ending balance	$1,707	$3,394	$1,897

Total reserve for credit losses	$71,955	$75,099	$73,407
Total provision for credit losses	$7,500	$13,500	$53,500
Reserve for loan losses to loans held for investment(2)	1.49%	1.61%	1.52%
Net charge-offs to average loans(1) (2)	0.77%	0.85%	1.14%
Total provision for credit losses to average loans(2)	0.64%	1.24%	1.20%
Recoveries to total charge-offs	9.79%	0.55%	0.93%
Reserve for loan losses as a multiple of net charge-offs	7.8	x	7.7	x	1.4	x
Reserve for off-balance sheet credit losses to off-balance sheet credit commitments	0.11%	0.29%	0.14%
Combined reserves for credit losses to loans held for investment(2)	1.53%	1.69%	1.56%
Non-performing assets:
Non-accrual loans	$116,479	$115,926	$112,090
OREO(4)	26,172	28,865	42,261

Total	$142,651	$144,791	$154,351

Restructured loans	$22,219	$10,700	$4,319
Loans past due 90 days and still accruing(3)	2,529	2,390	6,706
Reserve as a percent of non-performing loans(2)	.6x	.6x	.6x

(1)	Interim period ratios are annualized.

(2)	Excludes loans held for sale.

(3)	At March 31, 2011, December 31, 2010 and March 31, 2010, loans past due 90 days and still accruing includes premium finance loans of $2.4 million, $3.3 million and $2.0 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(4)	At March 31, 2011, December 31, 2010 and March 31, 2010, OREO balance is net of $10.4 million, $12.9 million and $8.5 million valuation allowance, respectively.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type (in thousands):

	March 31,	March 31,	December 31,
	2011	2010	2010

Non-accrual loans
Commercial	$42,993	$44,292	$42,543
Construction	2,640	19,183	21
Real estate	66,174	41,271	62,497
Consumer	669	535	706
Leases	4,003	10,645	6,323

Total non-accrual loans	$116,479	$115,926	$112,090

The table below summarizes the non-accrual loans as segregated by loan type and type of property securing the credit as of March 31, 2011 (in thousands):

Non-accrual loans:
Commercial
Lines of credit secured by the following:
Oil and gas properties	$19,980
Various single family residences and notes receivable	10,063
Assets of the borrowers	8,176
Other	4,774

Total commercial	42,993
Construction
Secured by:
Unimproved land and/or undeveloped residential lots	2,620
Other	20

Total construction	2,640
Real estate
Secured by:
Commercial property	26,236
Unimproved land and/or undeveloped residential lots	16,288
Rental properties and multi-family residential real estate	8,796
Single family residences	9,878
Other	4,976

Total real estate	66,174
Consumer	669
Leases (commercial leases primarily secured by assets of the lessor)	4,003

Total non-accrual loans	$116,479

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of March 31, 2011, none of our non-accrual loans were earning on a cash basis.
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

At March 31, 2011, we had $2.6 million in loans past due 90 days and still accruing interest. At March 31, 2011, $2.4 million of the loans past due 90 days and still accruing are premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.
Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or either forgiveness of either principal or accrued interest. As of March 31, 2011, we have $22.2 million in loans considered restructured that are not already on nonaccrual. Of the nonaccrual loans at March 31, 2011, $29.2 million met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history has been evidenced, generally no less than twelve months. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At March 31, 2011 and 2010, we had $13.8 million and $46.3 million, respectively, in loans of this type which were not included in either non-accrual or 90 days past due categories.
The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended March 31,
	2011	2010

Beginning balance	$42,261	$27,264
Additions	926	29,559
Sales	(13,695)	(6,058)
Valuation allowance for OREO	(1,921)	(6,587)
Direct write-downs	(1,399)	(1,917)

Ending balance	$26,172	$42,261

The following table summarizes the assets held in OREO at March 31, 2011 (in thousands):

Unimproved commercial real estate lots and land	$7,051
Commercial buildings	2,120
Undeveloped land and residential lots	11,054
Multifamily lots and land	1,229
Other	4,718

Total OREO	$26,172

When foreclosure occurs, fair value, which is generally based on appraised values, may result in partial charge-off of a loan upon taking property, and so long as property is retained, subsequent reductions in appraised values will result in valuation adjustment taken as non-interest expense. In addition, if the decline in value is believed to be permanent and not just driven by market conditions, a direct write-down to the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure related to the appraised values during that holding period. During the three months ended March 31, 2011, we recorded $3.3 million in valuation expense. Of the $3.3 million, $1.9 million related to increases to the valuation allowance, and $1.4 million related to direct write-downs.

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2010 and for three months ended March 31, 2011, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings.
Our liquidity needs have typically been fulfilled through growth in our core customer deposits and supplemented with brokered deposits and borrowings as needed. Our goal is to obtain as much of our funding for loans held for investment and other earnings assets as possible from deposits of these core customers. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network, which is mainly through BankDirect. In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. Since December 31, 2009, growth in customer deposits eliminated the need for use of brokered CDs and none were outstanding at March 31, 2011. In prior periods, brokered CDs were generally of short maturities, 30 to 90 days, and were used to supplement temporary differences in the growth in loans, including growth in specific categories of loans, compared to customer deposits. The following tab summarizes our core customer deposits and brokered deposits (in millions):

	March 31,	March 31,	December 31,
	2011	2010	2010

Deposits from core customers	$5,222.0	$4,359.2	$5,455.4
Deposits from core customers as a percent of total deposits	100.0%	98.9%	100.0%

Brokered deposits	$—	$50.6	$—
Brokered deposits as a percent of total deposits	0.0%	1.1%	0.0%

Average deposits from core customers(1)	$5,319.3	$4,191.5	$4,982.6
Average deposits from core customers as a percent of total quarterly average deposits(1)	100.0%	97.7%	99.4%

Average brokered deposits(1)	$—	$97.9	$28.6
Average brokered deposits as a percent of total quarterly average deposits(1)	0.0%	2.3%	0.6%

(1)	Annual averages presented for December 31, 2010.
We have access to sources of brokered deposits of not less than an additional $3.3 billion. Based on the reduction in brokered CDs, customer deposits (total deposits minus brokered CDs) increased by $862.8 million from March 31, 2010 and decreased $233.4 million from December 31, 2010.
Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our loans held for sale, due to their liquidity, short duration and interest spreads available. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes, and advances from the FHLB and the Federal Reserve. The following table summarizes our borrowings as of March 31, 2011 (in thousands):

Federal funds purchased	$115,870
Customer repurchase agreements	14,716
Treasury, tax and loan notes	3,328
FHLB borrowings	81
Trust preferred subordinated debentures	113,406

Total borrowings	$247,401

Maximum outstanding at any month-end during the year	$289,207

The following table summarizes our other borrowing capacities in excess of balances outstanding at March 31, 2011 (in thousands):

FHLB borrowing capacity relating to loans	$897,864
FHLB borrowing capacity relating to securities	113,455

Total FHLB borrowing capacity	$1,011,319

Unused federal funds lines available from commercial banks	$393,360

Our equity capital averaged $543.3 million for the three months ended March 31, 2011, as compared to $496.1 million for the same period in 2010. This increase reflects our retention of net earnings during this period. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.
Our capital ratios remain above the levels required to be well capitalized and have been enhanced with the additional capital raised since 2008 and will allow us to grow organically with the addition of loan and deposit relationships.
Commitments and Contractual Obligations
The following table presents significant fixed and determinable contractual obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of March 31, 2011, our significant fixed and determinable contractual obligations to third parties were as follows (in thousands):

		After One but	After Three but
	Within One	Within Three	Within Five	After Five
	Year	Years	Years	Years	Total

Deposits without a stated maturity(1)	$4,277,459	$—	$—	$—	$4,277,459
Time deposits(1)	864,338	62,331	17,076	787	944,532
Federal funds purchased(1)	115,870	—	—	—	115,870
Customer repurchase agreements(1)	14,716	—	—	—	14,716
Treasury, tax and loan notes(1)	3,328	—	—	—	3,328
FHLB borrowings(1)	—	—	81	—	81
Operating lease obligations(1) (2)	8,775	17,481	16,117	43,592	85,965
Trust preferred subordinated debentures(1)	—	—	—	113,406	113,406

Total contractual obligations	$5,284,486	$79,812	$33,274	$157,785	$5,555,357

(1)	Excludes interest.

(2)	Non-balance sheet item.
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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of March 31, 2011, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
March 31, 2011
(In thousands)

	0-3 mo	4-12 mo	1-3 yr	3+ yr	Total
	Balance	Balance	Balance	Balance	Balance

Securities(1)	$34,550	$33,355	$48,562	$55,523	$171,990

Total variable loans	4,616,534	73,928	16,704	2,579	4,709,745
Total fixed loans	355,335	205,783	191,453	89,181	841,752

Total loans(2)	4,971,869	279,711	208,157	91,760	5,551,497

Total interest sensitive assets	$5,006,419	$313,066	$256,719	$147,283	$5,723,487

Liabilities:
Interest bearing customer deposits	$3,108,702	$—	$—	$—	$3,108,702
CDs & IRAs	284,073	268,327	62,331	17,863	632,594

Total interest bearing deposits	3,392,775	268,327	62,331	17,863	3,741,296

Repurchase agreements, Federal funds purchased, FHLB borrowings	133,995	—	—	—	133,995
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowings	133,995	—	—	113,406	247,401

Total interest sensitive liabilities	$3,526,770	$268,327	$62,331	$131,269	$3,988,697

GAP	$1,479,649	$44,739	$194,388	$16,014	$—
Cumulative GAP	1,479,649	1,524,388	1,718,776	1,734,790	1,734,790

Demand deposits					$1,480,695
Stockholders’ equity					544,925

Total					$2,025,620

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.
The table above sets forth the balances as of March 31, 2011 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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
200 bp Increase
March 31, 2011
Change in net interest income	$15,775
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures as of March 31, 2011, and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could materially affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There has not been any material change in the risk factors previously disclosed in the Company’s 2010 Form 10-K for the fiscal year ended December 31, 2010.

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
Date: April 21, 2011

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