Form 10-Q
period 2011-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2011-07-21
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2011

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer” and “accelerated filer” Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     On July 20, 2011, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:
Common Stock, par value $0.01 per share                37,330,496

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended June 30, 2011

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(In thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Interest income
Interest and fees on loans	$73,509	$64,935	$141,549	$126,504
Securities	1,680	2,491	3,526	5,217
Federal funds sold	5	40	33	42
Deposits in other banks	65	6	262	15

Total interest income	75,259	67,472	145,370	131,778
Interest expense
Deposits	3,417	8,420	8,288	16,178
Federal funds purchased	94	244	201	609
Repurchase agreements	2	2	4	6
Other borrowings	14	1	14	48
Trust preferred subordinated debentures	638	920	1,271	1,824

Total interest expense	4,165	9,587	9,778	18,665

Net interest income	71,094	57,885	135,592	113,113
Provision for credit losses	8,000	14,500	15,500	28,000

Net interest income after provision for credit losses	63,094	43,385	120,092	85,113
Non-interest income
Service charges on deposit accounts	1,608	1,539	3,391	3,022
Trust fee income	1,066	980	2,020	1,934
Bank owned life insurance (BOLI) income	539	481	1,062	952
Brokered loan fees	2,558	2,221	5,078	4,125
Equipment rental income	676	1,196	1,459	2,540
Other	1,504	1,619	2,625	2,411

Total non-interest income	7,951	8,036	15,635	14,984
Non-interest expense
Salaries and employee benefits	24,109	21,393	48,281	41,462
Net occupancy expense	3,443	3,032	6,753	6,046
Leased equipment depreciation	447	1,035	1,003	2,094
Marketing	2,733	1,101	4,856	1,888
Legal and professional	4,264	3,298	6,987	5,248
Communications and technology	2,584	2,186	4,931	4,112
FDIC insurance assessment	1,972	2,241	4,483	4,109
Allowance and other carrying costs for OREO	1,023	808	5,053	3,100
Other	4,688	4,024	9,315	8,245

Total non-interest expense	45,263	39,118	91,662	76,304

Income from continuing operations before income taxes	25,782	12,303	44,065	23,793
Income tax expense	9,074	4,187	15,418	8,077

Income from continuing operations	16,708	8,116	28,647	15,716
Loss from discontinued operations (after-tax)	(54)	(54)	(114)	(109)

Net income	$16,654	$8,062	$28,533	$15,607

Basic earnings per common share
Income from continuing operations	$0.45	$0.22	$0.77	$0.43
Net income	$0.45	$0.22	$0.77	$0.43

Diluted earnings per common share
Income from continuing operations	$0.44	$0.22	$0.75	$0.42
Net income	$0.43	$0.22	$0.74	$0.42
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$89,326	$104,866
Federal funds sold	—	75,000
Securities, available-for-sale	157,821	185,424
Loans held for sale	1,122,330	1,194,209
Loans held for sale from discontinued operations	396	490
Loans held for investment (net of unearned income)	5,164,293	4,711,330
Less: Allowance for loan losses	67,748	71,510

Loans held for investment, net	5,096,545	4,639,820
Premises and equipment, net	12,118	11,568
Accrued interest receivable and other assets	210,406	225,309
Goodwill and intangible assets, net	20,792	9,483

Total assets	$6,709,734	$6,446,169

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$1,483,159	$1,451,307
Interest bearing	3,196,108	3,545,146
Interest bearing in foreign branches	742,459	458,948

Total deposits	5,421,726	5,455,401

Accrued interest payable	1,032	2,579
Other liabilities	47,744	48,577
Federal funds purchased	203,969	283,781
Repurchase agreements	14,634	10,920
Other borrowings	343,299	3,186
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	6,145,810	5,917,850

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value
Authorized shares — 10,000,000
Issued shares	—	—
Common stock, $.01 par value:
Authorized shares — 100,000,000
Issued shares — 37,330,143 and 36,957,104 at June 30, 2011 and December 31, 2010	373	369
Additional paid-in capital	343,997	336,796
Retained earnings	214,340	185,807
Treasury stock — shares at cost: 417 at June 30, 2011 and December 31, 2010	(8)	(8)
Accumulated other comprehensive income, net of taxes	5,222	5,355

Total stockholders’ equity	563,924	528,319

Total liabilities and stockholders’ equity	$6,709,734	$6,446,169

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands except share data)

	Preferred Stock		Common Stock				Treasury Stock
									Accumulated
									Other
					Additional				Comprehensive
					Paid-in	Retained			Income, Net of
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Taxes	Total

Balance at December 31, 2009	—	$—	35,919,941	$359	$326,224	$148,620	(417)	$(8)	$6,165	$481,360
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	15,607	—	—	—	15,607
Change in unrealized gain on available-for-sale securities, net of taxes of $324 (unaudited)	—	—	—	—	—	—	—	—	602	602

Total comprehensive income (unaudited)										16,209
Tax expense related to exercise of stock options (unaudited)	—	—	—	—	286	—	—	—	—	286
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	3,166	—	—	—	—	3,166
Issuance of stock related to stock-based awards (unaudited)	—	—	125,077	2	596	—	—	—	—	598
Issuance of common stock (unaudited)	—	—	732,235	7	12,452	—	—	—	—	12,459

Balance at June 30, 2010 (unaudited)	—	$—	36,777,253	$368	$342,724	$164,227	(417)	$(8)	$6,767	$514,078

Balance at December 31, 2010	—	$—	36,957,104	$369	$336,796	$185,807	(417)	$(8)	$5,355	$528,319
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	28,533	—	—	—	28,533
Change in unrealized gain on available-for-sale securities, net of taxes of $72 (unaudited)	—	—	—	—	—	—	—	—	(133)	(133)

Total comprehensive income (unaudited)										28,400
Tax expense related to exercise of stock options (unaudited)	—	—	—	—	1,616	—	—	—	—	1,616
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	4,185	—	—	—	—	4,185
Issuance of stock related to stock-based awards (unaudited)	—	—	373,039	4	1,400	—	—	—	—	1,404

Balance at June 30, 2011 (unaudited)	—	$—	37,330,143	$373	$343,997	$214,340	(417)	$(8)	$5,222	$563,924

See accompanying notes to consolidated financial statements

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Six months ended June 30,
	2011	2010
Operating activities
Net income from continuing operations	$28,647	$15,716
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	15,500	28,000
Depreciation and amortization	2,822	3,796
Amortization and accretion on securities	46	75
Bank owned life insurance (BOLI) income	(1,062)	(952)
Stock-based compensation expense	4,185	3,166
Tax benefit from stock option exercises	1,616	286
Excess tax benefits from stock-based compensation arrangements	(4,618)	(816)
Originations of loans held for sale	(10,105,686)	(7,572,908)
Proceeds from sales of loans held for sale	10,177,565	7,269,262
(Gain) loss on sale of assets	(200)	32
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(2,437)	(7,766)
Accrued interest payable and other liabilities	(2,306)	6,375

Net cash provided by (used in) operating activities of continuing operations	114,072	(255,734)
Net cash used in operating activities of discontinued operations	(20)	(105)

Net cash provided by (used in) operating activities	114,052	(255,839)

Investing activities
Maturities and calls of available-for-sale securities	2,690	3,650
Principal payments received on available-for-sale securities	24,661	36,301
Net increase in loans held for investment	(472,225)	(27,725)
Purchase of premises and equipment, net	(2,196)	(1,507)
Proceeds from sale of foreclosed assets	17,599	1,996
Cash paid for acquisition	(11,482)	—

Net cash provided by (used in)investing activities of continuing operations	(440,953)	12,715

Financing activities
Net increase (decrease) in deposits	(33,675)	805,344
Proceeds from issuance of stock related to stock-based awards	1,403	598
Proceeds from issuance of common stock	—	12,459
Net increase (decrease) in other borrowings	343,827	(309,586)
Excess tax benefits from stock-based compensation arrangements	4,618	816
Net decrease in federal funds purchased	(79,812)	(270,797)

Net cash provided by financing activities of continuing operations	236,361	238,834

Net decrease in cash and cash equivalents	(90,540)	(4,290)
Cash and cash equivalents at beginning of period	179,866	125,439

Cash and cash equivalents at end of period	$89,326	$121,149

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$10,784	$18,630
Cash paid during the period for income taxes	9,854	12,767
Non-cash transactions:
Transfers from loans/leases to OREO and other repossessed assets	6,593	19,358
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
Accumulated Other Comprehensive Income, Net
Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income, net. Accumulated comprehensive income, net for the six months ended June 30, 2011 and 2010 is reported in the accompanying consolidated statements of changes in stockholders’ equity.
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

(2) EARNINGS PER COMMON SHARE
The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Numerator:
Net income from continuing operations	$16,708	$8,116	$28,647	$15,716
Loss from discontinued operations	(54)	(54)	(114)	(109)

Net income	$16,654	$8,062	$28,533	$15,607

Denominator:
Denominator for basic earnings per share — weighted average shares	37,281,262	36,669,518	37,186,826	36,431,766
Effect of employee stock options(1)	741,569	658,541	850,831	584,649
Effect of warrants to purchase common stock	310,057	158,726	301,585	120,779

Denominator for dilutive earnings per share - adjusted weighted average shares and assumed conversions	38,332,888	37,486,785	38,339,242	37,137,194

Basic earnings per common share from continuing operations	$0.45	$0.22	$0.77	$0.43
Basic earnings per common share from discontinued operations	—	—	—	—

Basic earnings per common share	$0.45	$0.22	$0.77	$0.43

Diluted earnings per share from continuing operations	$0.44	$0.22	$0.75	$0.42
Diluted earnings per share from discontinued operations	(0.01)	—	—	—

Diluted earnings per common share	$0.43	$0.22	$0.74	$0.42

(1)	Stock options, SARs and RSUs outstanding of 50,500 at June 30, 2011 and 1,235,969 at June 30, 2010 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented.
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
Our net unrealized gain on the available-for-sale securities portfolio value decreased from a gain of $8.2 million, which represented 4.65% of the amortized cost at December 31, 2010, to a gain of $8.0 million, which represented 5.36% of the amortized cost at June 30, 2011.

The following is a summary of securities (in thousands):

	June 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale Securities:
Residential mortgage-backed securities	$102,146	$6,594	$—	$108,740
Corporate securities	5,000	—	—	5,000
Municipals	35,135	1,313	—	36,448
Equity securities(1)	7,506	127	—	7,633

	$149,787	$8,034	$—	$157,821

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale Securities:
Residential mortgage-backed securities	$126,838	$6,891	$(5)	$133,724
Corporate securities	5,000	—	—	5,000
Municipals	37,841	1,244	—	39,085
Equity securities(1)	7,506	109	—	7,615

	$177,185	$8,244	$(5)	$185,424

(1)	Equity securities consist of Community Reinvestment Act funds.
The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands, except percentage data):

	June 30, 2011
		After One	After Five
	Less Than	Through	Through	After Ten
	One Year	Five Years	Ten Years	Years	Total

Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$2,332	$10,201	$41,119	$48,494	$102,146
Estimated fair value	2,353	10,619	44,189	51,579	108,740
Weighted average yield(3)	4.560%	4.475%	4.797%	3.875%	4.322%
Corporate securities:
Amortized cost	—	5,000	—	—	5,000
Estimated fair value	—	5,000	—	—	5,000
Weighted average yield(3)	—	7.375%	—	—	7.375%
Municipals:(2)
Amortized cost	3,154	23,214	8,767	—	35,135
Estimated fair value	3,188	24,193	9,067	—	36,448
Weighted average yield(3)	5.131%	5.498%	5.836%	—	5.550%
Equity securities:
Amortized cost	7,506	—	—	—	7,506
Estimated fair value	7,633	—	—	—	7,633

Total available-for-sale securities:
Amortized cost					$149,787

Estimated fair value					$157,821

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

Securities with carrying values of approximately $35.2 million were pledged to secure certain borrowings and deposits at June 30, 2011. Of the pledged securities at June 30, 2011, approximately $17.3 million were pledged for certain deposits, and approximately $17.9 million were pledged for repurchase agreements.
At June 30, 2011 we did not have any investment securities in an unrealized loss position. The following table discloses, as of December 31, 2010, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):
December 31, 2010

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed securities	$3,681	$(5)	$—	$—	$3,681	$(5)

	$3,681	$(5)	—	$—	$3,681	$(5)

At June 30, 2011, we did not have any investment positions in an unrealized loss position. The unrealized losses at December 31, 2010 are interest rate related, and losses have decreased as rates have decreased in 2009 and remained low during 2010 and 2011. We do not believe these unrealized losses are “other than temporary” as (1) we do not have the intent to sell any of the securities in the table above; and (2) it is not probable that we will be unable to collect the amounts contractually due. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.
(4) LOANS AND ALLOWANCE FOR LOAN LOSSES
At June 30, 2011 and December 31, 2010, loans were as follows (in thousands):

	June 30,	December 31,
	2011	2010

Commercial	$2,942,657	$2,592,924
Construction	414,832	270,008
Real estate	1,745,670	1,759,758
Consumer	20,653	21,470
Leases	72,425	95,607

Gross loans held for investment	5,196,237	4,739,767
Deferred income (net of direct origination costs)	(31,944)	(28,437)
Allowance for loan losses	(67,748)	(71,510)

Total loans held for investment, net	5,096,545	4,639,820
Loans held for sale	1,122,330	1,194,209

Total	$6,218,875	$5,834,029

We continue to lend primarily in Texas. As of June 30, 2011, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.
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
We have several pass credit grades that are assigned to loans based on varying levels of risk, ranging from credits that are secured by cash or marketable securities, to watch credits which have all the characteristics of an acceptable credit risk but warrant more than the normal level of monitoring. Within our criticized/classified credit grades are special mention, substandard, and doubtful. Special mention loans are those that are currently protected by sound worth and paying capacity of the borrower, but that are potentially weak and constitute an additional credit risk. The loan has the potential to deteriorate to a substandard grade due to the existence of financial or administrative deficiencies. Substandard loans are inadequately protected by sound worth and paying capacity of the borrower and of the collateral pledged. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Substandard loans can be accruing or can be on nonaccrual depending on the circumstances of the individual loans. Loans classified as doubtful have all the weaknesses inherent in substandard loans with the added characteristics that the weaknesses make collection or liquidation in full highly questionable and improbable. The possibility of loss is extremely high. All doubtful loans are on nonaccrual.
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

The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and nonaccrual status as of June 30, 2011 and December 31, 2010 (in thousands):
June 30, 2011

	Commercial	Construction	Real Estate	Consumer	Leases	Total

Grade:
Pass	$2,833,156	$379,897	$1,593,744	$20,271	$60,628	$4,887,696
Special mention	38,826	222	33,051	53	1,060	73,212
Substandard-accruing	56,954	12,459	78,167	6	9,859	157,445
Non-accrual	13,721	22,254	40,708	323	878	77,884

Total loans held for investment	$2,942,657	$414,832	$1,745,670	$20,653	$72,425	$5,196,237

December 31, 2010

	Commercial	Construction	Real Estate	Consumer	Leases	Total

Grade:
Pass	$2,461,769	$243,843	$1,549,400	$20,312	$78,715	$4,354,039
Special mention	45,754	19,856	59,294	76	1,552	126,532
Substandard-accruing	42,858	6,288	88,567	376	9,017	147,106
Non-accrual	42,543	21	62,497	706	6,323	112,090

Total loans held for investment	$2,592,924	$270,008	$1,759,758	$21,470	$95,607	$4,739,767

The following table details activity in the reserve for loan losses by portfolio segment for the six months ended ended June 30, 2011. Allocation of a portion of the reserve to one category of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Construction	Real Estate	Consumer	Leases	Unallocated	Total

Beginning balance	$15,918	$7,336	$38,049	$306	$5,405	$4,496	$71,510
Provision for possible loan losses	6,518	(998)	5,935	93	(1,366)	5,539	15,721
Charge-offs	5,647	—	13,788	317	996	—	20,748
Recoveries	689	243	153	4	176	—	1,265

Net charge-offs	4,958	(243)	13,635	313	820	—	19,483

Ending balance	$17,478	$6,581	$30,349	$86	$3,219	$10,035	$67,748

Period end amount allocated to:
Loans individually evaluated for impairment	$3,154	$370	$6,628	$55	$205	$—	$10,412
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Ending balance	$3,154	$370	$6,628	$55	$205	$—	$10,412

Activity in the reserve for loan losses during the six months ended June 30, 2010 was as follows (in thousands):

Balance at the beginning of the period	$67,931
Provision for loan losses	28,783
Net charge-offs:
Loans charged-off	21,991
Recoveries	158

Net charge-offs	21,833

Balance at the end of the period	$74,881

Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. The table below summarizes our non-accrual loans by type and purpose as of June 30, 2011 (in thousands):

Commercial
Business loans	$13,721
Construction
Market risk	22,254
Real estate
Market risk	37,599
Commercial	714
Secured by 1-4 family	2,395
Consumer	323
Leases	878

Total non-accrual loans	$77,884

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The following table details our impaired loans, by portfolio class as of June 30, 2011. We had no impaired loans without an allowance at June 30, 2011.

		Unpaid Principal		Average Recorded	Interest Income
(in thousands)	Recorded Investment	Balance	Related Allowance	Investment	Recognized

With an allowance recorded:
Commercial
Business loans	$13,721	$22,061	$3,154	$19,902	$—
Energy	—	—	—	13,334	—
Construction
Market risk	22,254	22,254	370	9,178	—
Real estate
Market risk	37,599	49,849	6,013	50,457	—
Commercial	714	714	29	4,727	—
Secured by 1-4 family	2,395	2,395	586	2,501	—
Consumer	323	323	55	554	—
Leases	878	878	205	2,961	—

Total impaired loans with an allowance recorded	$77,884	$98,474	$10,412	$103,614	$—

Average impaired loans outstanding during the six months ended June 30, 2011 and 2010 totaled $103.6 million and $159.0 million, respectively.
The table below provides an age analysis of our past due loans that are still accruing as of June 30, 2011 (in thousands):

			Greater				Greater Than
	30-59 Days	60-89 Days	Than 90	Total Past			90 Days and
	Past Due	Past Due	Days	Due	Current	Total	Accruing(1)

Commercial
Business loans	$9,080	$10,595	$2,947	$22,622	$2,382,653	$2,405,275	$2,947
Energy	—	—	—	—	523,664	523,664	-
Construction
Market risk	944	—	—	944	380,320	381,264	—
Secured by 1-4 family	—	—	—	—	11,314	11,314	—
Real estate
Market risk	10,945	4,642	5,902	21,489	1,285,367	1,306,856	5,902
Commercial	—	835	—	835	315,692	316,527	—
Secured by 1-4 family	209	775	1,484	2,468	79,111	81,579	1,484
Consumer	62	69	—	131	20,197	20,328	—
Leases	1,301	—	—	1,301	70,245	71,546	—

Total loans held for investment	$22,541	$16,916	$10,333	$49,790	$5,068,563	$5,118,353	$10,333

(1)	Loans past due 90 days and still accruing includes premium finance loans of $2.7 million. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.
The following table summarizes, as of June 30, 2011, loans that have been restructured during 2011 (in thousands):

		Pre-Restructuring	Post-Restructuring
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
|	| |
Commercial business loans	3	$2,140	$2,140
Construction market risk	1	2,620	2,566
Real estate market risk	7	41,625	38,349
Real estate - 1-4 family	1	1,217	1,217

Total new restructured loans in 2011	12	$47,602	$44,272

The restructured loans generally include terms to reduce the interest rate and extend payment terms. We have not forgiven any principal on the above loans.

The following table summarizes, as of June 30, 2011, loans that were restructured within the last 12 months that have subsequently defaulted (in thousands):

	Number of	Recorded
	Contracts	Investment
|	|
Construction — market risk	1	$—
Real estate — market risk	1	4,371

Total	2	$4,371

Both loans were subsequently foreclosed. One of the properties was subsequently sold, and the other is included in the June 30, 2011 OREO balance.
(5) OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO
The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
|	| | |
Beginning balance	$26,172	$28,865	$42,261	$27,264
Additions	5,667	15,207	6,593	19,358
Sales	(3,829)	(1,439)	(17,524)	(2,040)
Valuation allowance for OREO	—	(556)	(1,921)	(2,394)
Direct write-downs	(725)	—	(2,124)	(111)

Ending balance	$27,285	$42,077	$27,285	$42,077

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
The table below summarizes our financial instruments whose contract amounts represent credit risk at June 30, 2011 (in thousands):

Commitments to extend credit	$1,568,960
Standby letters of credit	104,781

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Bank’s capital ratios exceed the regulatory definition of well capitalized as of June 30, 2011 and 2010. As of June 30, 2010, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action and continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

	June 30,
	2011	2010

Risk-based capital:
Tier 1 capital	10.16%	11.00%
Total capital	11.25%	12.26%
Leverage	10.46%	10.69%
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010

Stock- based compensation expense recognized:
Unvested options	$—	$60	$—	$170
SARs	218	498	724	976
RSUs	1,834	1,037	3,462	2,020

Total compensation expense recognized	$2,052	$1,595	$4,186	$3,166

	June 30, 2011
	Options	SARs and RSUs

Unrecognized compensation expense related to unvested awards	$—	$12,133
Weighted average period over which expense is expected to be recognized, in years	—	3.03
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
During the three months ended June 30, 2011 and 2010, the loss from discontinued operations was $54,000 and $54,000, net of taxes, respectively. For the six months ended 2011 and 2010, the loss from discontinued operations was $114,000 and $109,000, net of taxes, respectively. The 2011 and 2010 losses are primarily related to continuing legal and salary expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $396,000 in loans held for sale from discontinued operations that are carried at the estimated market value at quarter-end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of June 30, 2011 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.
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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include U.S. Treasuries that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include U.S. government and agency mortgage-backed debt securities, corporate securities, municipal bonds, and Community Reinvestment Act funds. This category includes derivative assets and liabilities where values are based on internal cash flow models supported by market data inputs.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation. This category also includes impaired loans and OREO where collateral values have been based on third party appraisals; however, due to current economic conditions, comparative sales data typically used in appraisals may be unavailable or more subjective due to lack of market activity. Additionally, this category includes certain mortgage loans that were transferred from loans held for sale to loans held for investment at a lower of cost or fair value.

Assets and liabilities measured at fair value at June 30, 2011 are as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Available for sale securities:(1)
Mortgage-backed securities	$—	$108,740	$—
Corporate securities	—	5,000	—
Municipals	—	36,448	—
Other	—	7,633	—
Loans(2) (4)	—	—	37,470
OREO(3) (4)	—	—	27,285
Derivative asset(5)	—	8,940	—
Derivative liability(5)	—	(8,940)	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Includes certain mortgage loans that have been transferred to loans held for investment from loans held for sale at the lower of cost or market. Also, includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(3)	OREO is transferred from loans to OREO at fair value less selling costs.

(4)	Fair value of loans and OREO is measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions

(5)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.
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
Loans
During the three months ended June 30, 2011, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. The $37.5 million total above includes impaired loans at June 30, 2011 with a carrying value of $38.3 million that were reduced by specific valuation allowance allocations totaling $5.4 million for a total reported fair value of $32.9 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity. Also included in this total are $5.4 million in mortgage warehouse loans that were reduced by specific valuation allowance allocations totaling $795,000, for a total reported fair value of $4.6 million. Certain mortgage loans that were transferred from loans held for sale to loans held for investment were valued based on third party broker pricing. As the dollar amount and number of loans being valued is very small, a comprehensive market analysis is not obtained or considered necessary. Instead, we conduct a general polling of one or more mortgage brokers for indications of general market prices for the types of mortgage loans being valued, and we consider values based on recent experience in selling loans of like terms and comparable quality.
OREO
Certain foreclosed assets, upon initial recognition, were valued based on third party appraisals. At June 30, 2011, OREO with a carrying value of $36.5 million was reduced by specific valuation allowance allocations totaling $9.2 million for a total reported fair value of $27.3 million based on valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.

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
A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$89,326	$89,326	$179,866	$179,866
Securities, available-for-sale	157,821	157,821	185,424	185,424
Loans held for sale	1,122,330	1,122,330	1,194,209	1,194,209
Loans held for sale from discontinued operations	396	396	490	490
Loans held for investment, net	5,096,545	5,101,293	4,639,820	4,652,588
Derivative asset	8,940	8,940	6,874	6,874
Deposits	5,421,726	5,434,514	5,455,401	5,457,692
Federal funds purchased	203,969	203,969	283,781	283,781
Borrowings	561,902	561,904	14,106	14,107
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liability	8,940	8,940	6,874	6,874
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
(11) STOCKHOLDERS’ EQUITY
We had comprehensive income of $16.7 million for the three months ended June 30, 2011 and comprehensive income of $8.5 million for the three months ended June 30, 2010. Comprehensive income during the three months ended June 30, 2011 included a net after-tax gain of $28,000 and comprehensive income during the three months ended June 30, 2010 included a net after-tax gain of $417,000 due to changes in the net unrealized gains/losses on securities available-for-sale.
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

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended			For the three months ended
	June 30, 2011			June 30, 2010
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate
Assets
Securities – taxable	$127,269	$1,346	4.24%	$193,542	$2,126	4.41%
Securities – non-taxable(2)	35,804	514	5.76%	39,635	562	5.69%
Federal funds sold	14,303	5	0.14%	91,564	40	0.18%
Deposits in other banks	77,928	65	0.33%	12,449	6	0.19%
Loans held for sale from continuing operations	808,165	9,591	4.76%	664,474	8,244	4.98%
Loans	4,890,696	63,918	5.24%	4,459,790	56,691	5.10%
Less reserve for loan losses	68,031	—	—	71,536	—	—

Loans, net of reserve	5,630,830	73,509	5.24%	5,052,728	64,935	5.15%

Total earning assets	5,886,134	75,439	5.14%	5,389,918	67,669	5.04%
Cash and other assets	306,372			261,668

Total assets	$6,192,506			$5,651,586

Liabilities and Stockholders’ Equity
Transaction deposits	$375,084	$55	0.06%	$484,900	$389	0.32%
Savings deposits	2,465,118	1,700	0.28%	2,054,199	4,047	0.79%
Time deposits	541,337	1,351	1.00%	832,973	2,808	1.35%
Deposits in foreign branches	415,998	311	0.30%	380,361	1,176	1.24%

Total interest bearing deposits	3,797,537	3,417	0.36%	3,752,433	8,420	0.90%
Other borrowings	233,388	110	0.19%	222,427	247	0.45%
Trust preferred subordinated debentures	113,406	638	2.26%	113,406	920	3.25%

Total interest bearing liabilities	4,144,331	4,165	0.40%	4,088,266	9,587	0.94%
Demand deposits	1,455,366			1,024,292
Other liabilities	40,177			24,693
Stockholders’ equity	552,632			514,335

Total liabilities and stockholders’ equity	$6,192,506			$5,651,586

Net interest income		$71,274			$58,082

Net interest margin			4.86%			4.32%
Net interest spread			4.74%			4.10%
Additional information from discontinued operations:
Loans held for sale	$415			$583
Borrowed funds	415			583
Net interest income		$7			$12
Net interest margin — consolidated			4.86%			4.32%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the six months ended			For the six months ended
	June 30, 2011			June 30, 2010
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate
Assets
Securities — taxable	$133,603	$2,846	4.30%	$202,530	$4,467	4.45%
Securities — non-taxable (2)	36,475	1,046	5.78%	40,639	1154	5.73%
Federal funds sold	29,230	33	0.23%	49,750	42	0.17%
Deposits in other banks	177,027	262	0.30%	12,453	15	0.24%
Loans held for sale from continuing operations	772,124	18,268	4.77%	561,538	13,734	4.93%
Loans	4,806,778	123,281	5.17%	4,437,001	112,770	5.13%
Less reserve for loan losses	69,081	-	-	69,144	-	—

Loans, net of reserve	5,509,821	141,549	5.18%	4,929,395	126,504	5.18%

Total earning assets	5,886,156	145,736	4.99%	5,234,767	132,182	5.09%
Cash and other assets	301,742			286,262

Total assets	$6,187,898			$5,521,029

Liabilities and Stockholders’ Equity
Transaction deposits	$360,611	$110	0.06%	$425,383	$653	0.31%
Savings deposits	2,467,265	4,071	0.33%	1,914,476	7,571	0.80%
Time deposits	625,006	3,272	1.06%	836,875	5,595	1.35%
Deposits in foreign branches	396,393	835	0.42%	367,155	2,359	1.30%

Total interest bearing deposits	3,849,275	8,288	0.43%	3,543,889	16,178	0.92%
Other borrowings	196,623	219	0.22%	341,292	663	0.39%
Trust preferred subordinated debentures	113,406	1,271	2.26%	113,406	1,824	3.24%

Total interest bearing liabilities	4,159,304	9,778	0.47%	3,998,587	18,665	0.94%
Demand deposits	1,436,654			990,513
Other liabilities	43,944			26,658
Stockholders’ equity	547,996			505,271

Total liabilities and stockholders’ equity	$6,187,898			$5,521,029

Net interest income		$135,958			$113,517

Net interest margin			4.66%			4.37%
Net interest spread			4.52%			4.15%
Additional information from discontinued operations:
Loans held for sale	$452			$584
Borrowed funds	452			584
Net interest income		$18			$25
Net interest margin — consolidated			4.66%			4.37%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements and financial analysis contained in this document that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements may be contained in our future filings with SEC, in press releases, and in oral and written statements made by or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Forward looking statements describe our future plans, strategies and expectations and are based on certain assumptions. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
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
Summary of Performance
We reported net income of $16.7 million, or $0.44 per diluted common share, for the second quarter of 2011 compared to $8.1 million, or $0.22 per diluted common share, for the second quarter of 2010. Return on average equity was 12.13% and return on average assets was 1.08% for the second quarter of 2011, compared to 6.33% and .58%, respectively, for the second quarter of 2010. Net income for the six months ended June 30, 2011 totaled $28.6 million, or $0.75 per diluted common share, compared to $15.7 million, or $0.42 per diluted common share, for the same period in 2010. Return on average equity was 10.54% and return on average assets was .93% for the six months ended June 30, 2011 compared to 7.23% and .63%, respectively, for the same period in 2010.
Net income increased $8.6 million, or 106%, for the three months ended June 30, 2011, and increased $12.9 million, or 82%, for the six months ended June 30, 2011, as compared to the same period in 2010. The $8.6 million increase during the three months ended June 30, 2011, was primarily the result of a $13.2 million increase in net interest income and a $6.5 million decrease in the provision for credit losses, offset by a $85,000 decrease in non-interest income, a $6.2 million increase in non-interest expense and a $4.9 million increase in income tax expense. The $12.9 million increase during the six months ended June 30, 2011 was primarily the result of a $22.5 million increase in net interest income, a $651,000 increase in non-interest income and a $12.5 million decrease in the provision for credit losses, offset by a $15.4 million increase in non-interest expense and a $7.3 million increase in income tax expense.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income was $71.1 million for the second quarter of 2011, compared to $57.9 million for the second quarter of 2010. The increase was due to an increase in average earning assets of $496.2 million as compared to the second quarter of 2010 and an increase in the net interest margin from 4.32% to 4.86%. The increase in average earning assets included a $430.9 million increase in average loans held for investment and a $143.7 million increase in loans held for sale, offset by a $70.1 million decrease in average securities. For the quarter ended June 30, 2011, average net loans and securities represented 96% and 3%, respectively, of average earning assets compared to 95% and 4% in the same quarter of 2010.
Average interest bearing liabilities increased $56.1 million from the second quarter of 2010, which included a $45.1 million increase in interest bearing deposits and an $11.0 million increase in other borrowings. The increase in average other borrowings is a result of the growth in loans during the second quarter of 2011. The average cost of interest bearing deposits decreased from         .90% for the quarter ended June 30, 2010 to .36% for the same period of 2011.
Net interest income was $135.6 million for the six months ended June 30, 2011, compared to $113.1 million for the same period of 2010. The increase was due to an increase in average earning assets of $651.4 million as compared to the six months ended June 30, 2010 and an increase in the net interest margin from 4.37% to 4.66%. The increase in average earning assets included a $369.8 million increase in average loans held for investment and a $210.6 million increase in loans held for sale, offset by a $73.1 million decrease in average securities. For the six months ended June 30, 2011, average net loans and securities represented 94% and 3%, respectively, of average earning assets compared to 95% and 5% in the same period of 2010.
Average interest bearing liabilities increased $160.7 million compared to the first six months of 2010, which included a $305.4 million increase in interest bearing deposits offset by a $144.7 million decrease in other borrowings. The significant decrease in average other borrowings is a result of the growth in demand deposits and interest bearing deposits, reducing the need for borrowed funds. The average cost of interest bearing deposits decreased from .92% for the six months ended June 30, 2010 to .43% for the same period of 2011.
The following table presents the changes (in thousands) in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.

	Three months ended			Six months ended
	June 30, 2011/2010			June 30, 2011/2010
		Change Due To			Change Due To(1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate

Interest income:
Securities(2)	$(828)	$(782)	$(46)	$(1,729)	$(1,638)	$(91)
Loans held for sale	1,347	1,783	(436)	4,534	5,150	(616)
Loans held for investment	7,227	5,479	1,748	10,511	9,399	1,112
Federal funds sold	(35)	(34)	(1)	(9)	(17)	8
Deposits in other banks	59	32	27	247	198	49

Total	7,770	6,478	1,292	13,554	13,092	462
Interest expense:
Transaction deposits	(334)	(88)	(246)	(543)	(99)	(444)
Savings deposits	(2,347)	810	(3,157)	(3,500)	2,186	(5,686)
Time deposits	(1,457)	(983)	(474)	(2,323)	(1,416)	(907)
Deposits in foreign branches	(865)	110	(975)	(1,524)	188	(1,712)
Borrowed funds	(419)	12	(431)	(997)	(281)	(716)

Total	(5,422)	(139)	(5,283)	(8,887)	578	(9,465)

Net interest income	$13,192	$6,617	$6,575	$22,441	12,514	9,927

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.
Net interest margin from continuing operations, the ratio of net interest income to average earning assets from continuing operations, was 4.86% for the second quarter of 2011 compared to 4.32% for the second quarter of 2010. This 54 basis point increase was a result of a decline in the costs of interest bearing liabilities and growth in non-interest bearing deposits and stockholders’ equity, as well as improved pricing on loans. Total cost of funding, including demand deposits and stockholders’ equity decreased from .68% for the second quarter of 2010 to .27% for the second quarter of 2011. The benefit of the reduction in funding costs was complimented by a 1 basis point increase in yields on earning assets.
Non-interest Income
The components of non-interest income were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Service charges on deposit accounts	$1,608	$1,539	$3,391	$3,022
Trust fee income	1,066	980	2,020	1,934
Bank owned life insurance (BOLI) income	539	481	1,062	952
Brokered loan fees	2,558	2,221	5,078	4,125
Equipment rental income	676	1,196	1,459	2,540
Other	1,504	1,619	2,625	2,411

Total non-interest income	$7,951	$8,036	$15,635	$14,984

Non-interest income decreased $85,000 during the three months ended June 30, 2011 compared to the same period of 2010. This decrease is primarily related to a decrease of $520,000 in equipment rental income due to the continued decline in the leased equipment portfolio. Offsetting this decrease is a $337,000 increase in brokered loan fees and small increases in various categories.
Non-interest income increased $651,000 during the six months ended June 30, 2011 to $15.6 million compared to $15.0 million during the same period of 2010. The increase is primarily related to an increase of $953,000 in brokered loan fees as compared to the same period in 2010, related to an increase in warehouse lending volumes. Service charges increased $369,000 during the six months ended June 30, 2011 as compared to the same period in 2010 related to an increase in the level of demand deposits and treasury management business activity. Other non-interest income increased $214,000 as compared to 2011, also contributing to the year-over-year increase in non-interest income. Offsetting these increases was a $1.1 million decrease in equipment rental income related to a decline in the leased equipment portfolio.
While management expects continued growth in non-interest income, the future rate of growth could be affected by increased competition from nationwide and regional financial institutions. In order to achieve continued growth in non-interest income, we may need to introduce new products or enter into new lines of business or expand existing lines of business. Any new product introduction or new market entry could place additional demands on capital and managerial resources.
Non-interest Expense
The components of non-interest expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Salaries and employee benefits	$24,109	$21,393	$48,281	$41,462
Net occupancy expense	3,443	3,032	6,753	6,046
Leased equipment depreciation	447	1,035	1,003	2,094
Marketing	2,733	1,101	4,856	1,888
Legal and professional	4,264	3,298	6,987	5,248
Communications and technology	2,584	2,186	4,931	4,112
FDIC insurance assessment	1,972	2,241	4,483	4,109
Allowance and other carrying costs for OREO	1,023	808	5,053	3,100
Other	4,688	4,024	9,315	8,245

Total non-interest expense	$45,263	$39,118	$91,662	$76,304

Non-interest expense for the second quarter of 2011 increased $6.2 million, or 16%, to $45.3 million from $39.1 million in the second quarter of 2010. The increase is primarily attributable to a $2.7 million increase in salaries and employee benefits, which was primarily due to general business growth.
Occupancy expense for the three months ended June 30, 2011 increased $411,000, or 14%, compared to the same quarter in 2010 as a result of general business growth.
Leased equipment depreciation expense for the three months ended June 30, 2011 decreased $588,000 compared to the same quarter in 2010 as a result of the continued decline in the leased equipment portfolio.
Marketing expense for the three months ended June 30, 2011 increased $1.6 million, or 148%, compared to the same quarter in 2010, which was primarily due to general business growth.
Legal and professional expense for the three months ended June 30, 2011 increased $966,000, or 29%, compared to same quarter in 2010. Our legal and professional expense will continue to fluctuate from quarter to quarter and could increase in the future as we respond to continued regulatory changes, strategic initiatives and increased cost of resolving problem assets under current economic conditions.
FDIC insurance assessment expense for the three months ended June 30, 2011 decreased by $269,000 from $2.2 million in 2010 to $2.0 million as a result of changes to the FDIC assessment method.
For the three months ended June 30, 2011, allowance and other carrying costs for OREO increased $215,000, to $1.0 million, $725,000 of which related to deteriorating values of assets held in OREO. All of the $725,000 in valuation expense related to direct write-downs of the OREO balance.
Non-interest expense for the six months ended June 30, 2011 increased $15.4 million, or 20%, compared to the same period in 2010. Salaries and employee benefits increased $6.8 million to $48.3 million from $41.5 million, which was primarily due to general business growth.
Occupancy expense for the six months ended June 30, 2011 increased $707,000, or 12%, compared to the same period in 2010 related to general business growth.

Leased equipment depreciation expense for the six months ended June 30, 2011 decreased $1.1 million as a result of the continued decline in the leased equipment portfolio.
Marketing expense for the six months ended June 30, 2011 increased $3.0 million, or 157%, compared to the same period in 2010, which was primarily the result of general business growth.
Legal and professional expense for the six months ended June 30, 2011 increased $1.7 million, or 33%, compared to the same period in 2010 mainly related to business growth and continued regulatory and compliance costs.
FDIC insurance assessment expense for the six months ended June 30, 2011 increased $374,000 compared to the same period in 2010 due to the increase in our deposit base and assets.
Allowance and other carrying costs for OREO for the six months ended June 30, 2011 increased $2.0 million to $5.1 million, $4.0 million of which related to deteriorating values of assets held in OREO. Of the $4.0 million valuation expense, $1.9 million related to increasing the valuation allowance during the period. The remaining $2.1 million related to direct write-downs of the OREO balance.
Analysis of Financial Condition
Loan Portfolio
Total loans net of allowance for loan losses at June 30, 2011 increased $384.8 million from December 31, 2010 to $6.2 billion. Combined commercial, construction, real estate, consumer loans and leases increased $456.5 million. The increase in commercial loans includes a premium finance loan portfolio that was purchased. Loans held for sale decreased $71.9 million from December 31, 2010.
Loans were as follows as of the dates indicated (in thousands):

	June 30,	December 31,
	2011	2010
Commercial	$2,942,657	$2,592,924
Construction	414,832	270,008
Real estate	1,745,670	1,759,758
Consumer	20,653	21,470
Leases	72,425	95,607

Gross loans held for investment	5,196,237	4,739,767
Deferred income (net of direct origination costs)	(31,944)	(28,437)
Allowance for loan losses	(67,748)	(71,510)

Total loans held for investment, net	5,096,545	4,639,820
Loans held for sale	1,122,330	1,194,209

Total	$6,218,875	$5,834,029

We continue to lend primarily in Texas. As of June 30, 2011, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.
We originate substantially all of the loans in our portfolio, except participations in residential mortgage loans held for sale, select loan participations and syndications, which are underwritten independently by us prior to purchase and certain USDA and SBA government guaranteed loans that we purchase in the secondary market. We also participate in syndicated loan relationships, both as a participant and as an agent. As of June 30, 2011, we have $708.2 million in syndicated loans, $224.6 million of which we acted as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans originated by us. In addition, as of June 30, 2011, $21.5 million of our syndicated loans were nonperforming.
Summary of Loan Loss Experience
The provision for credit losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $8.0 million during the second quarter of 2011 compared to $14.5 million in the second quarter of 2010 and $7.5 million in the first quarter of 2011. The amount of reserves and provision required to support the reserve have generally increased over the last two years as a result of credit deterioration in our loan portfolio driven by negative changes in national and regional economic conditions and the impact of those conditions on the financial condition of borrowers and the values of assets, including real estate assets, pledged as collateral. Approximately half of the $8.0 million provision recorded during the second quarter of of 2011 was required to support portfolio growth in loans held for investment.
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
The combined reserve for credit losses, which includes a liability for losses on unfunded commitments, totaled $69.4 million at June 30, 2011, $73.4 million at December 31, 2010 and $77.0 million at June 30, 2010. The total reserve percentage decreased to 1.34% at June 30, 2011 from 1.56% of loans held for investment at December 31, 2010 and decreased from 1.73% of loans held for investment at June 30, 2010. The total reserve percentage had increased in 2009 and 2010 as a result of the effects of national and regional economic conditions on borrowers and values of assets pledged as collateral. The combined reserve is starting to trend down as we recognize losses on loans for which there were specific or general allocations of reserves and see improvement in our overall credit quality. The overall reserve for loan losses continues to result from consistent application of the loan loss reserve methodology as described above. At June 30, 2011, we believe the reserve is sufficient to cover all expected losses in the portfolio and has been derived from consistent application of the methodology described above. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, our estimate of expected losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

Activity in the reserve for loan losses is presented in the following table (in thousands):

	Six months ended	Six months ended	Year ended
	June 30,	June 30,	December 31,
	2011	2010	2010
Reserve for loan losses:
Beginning balance	$71,510	$67,931	$67,931
Loans charged-off:
Commercial	5,647	14,204	27,723
Real estate — construction	—	6,209	12,438
Real estate — term	13,788	766	9,517
Consumer	317	—	216
Equipment leases	996	812	1,555

Total charge-offs	20,748	21,991	51,449
Recoveries:
Commercial	689	53	176
Real estate — construction	243	—	1
Real estate — term	153	30	138
Consumer	4	—	4
Equipment leases	176	75	158

Total recoveries	1,265	158	477

Net charge-offs	19,483	21,833	50,972
Provision for loan losses	15,721	28,783	54,551

Ending balance	$67,748	$74,881	$71,510

Reserve for off-balance sheet credit losses:
Beginning balance	$1,897	$2,948	$2,948
Provision (benefit) for off-balance sheet credit losses	(221)	(783)	(1,051)

Ending balance	$1,676	$2,165	$1,897

Total reserve for credit losses	$69,424	$77,046	$73,407

Total provision for credit losses	$15,500	$28,000	$53,500

Reserve for loan losses to loans held for investment(2)	1.31%	1.68%	1.52%
Net charge-offs to average loans(1) (2)	0.82%	0.99%	1.14%
Total provision for credit losses to average loans(2)	0.65%	1.27%	1.20%
Recoveries to total charge-offs	6.10%	0.72%	0.93%
Reserve for off-balance sheet credit losses to off-balance sheet credit commitments	0.10%	0.17%	0.14%
Combined reserves for credit losses to loans held for investment(2)	1.34%	1.73%	1.56%

Non-performing assets:
Non-accrual loans	$77,884	$138,236	$112,090
OREO(4)	27,285	42,077	42,261

Total	$105,169	$180,313	$154,351

Restructured loans	$23,540	$—	$4,319

Loans past due 90 days and still accruing(3)	10,333	13,962	6,706

Reserve as a percent of non-performing loans(2)	.9x	.5x	.6x

(1)	Interim period ratios are annualized.

(2)	Excludes loans held for sale.

(3)	At June 30, 2011, December 31, 2010 and June 30, 2010, loans past due 90 days and still accruing includes premium finance loans of $2.7 million, $3.3 million and $1.7 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(4)	At June 30, 2011, December 31, 2010 and June 30, 2010, OREO balance is net of $9.2 million, $12.9 million and $8.9 million valuation allowance, respectively.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type (in thousands):

	June 30,	June 30,	December 31,
	2011	2010	2010

Non-accrual loans
Commercial	$13,721	$54,862	$42,543
Construction	22,254	18,701	21
Real estate	40,708	57,478	62,497
Consumer	323	351	706
Leases	878	6,844	6,323

Total non-accrual loans	$77,884	$138,236	$112,090

The table below summarizes the non-accrual loans as segregated by loan type and type of property securing the credit as of June 30, 2011 (in thousands):

Non-accrual loans:
Commercial
Lines of credit secured by the following:
Various single family residences and notes receivable	$8,431
Assets of the borrowers	2,630
Other	2,660

Total commercial	13,721
Construction
Secured by:
Unimproved land and/or undeveloped residential lots	22,235
Other	19

Total construction	22,254
Real estate
Secured by:
Commercial property	20,084
Unimproved land and/or undeveloped residential lots	7,169
Rental properties and multi-family residential real estate	2,537
Single family residences	7,106
Other	3,812

Total real estate	40,708
Consumer	323
Leases (commercial leases primarily secured by assets of the lessor)	878

Total non-accrual loans	$77,884

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of June 30, 2011, $19.7 million of our non-accrual loans were earning on a cash basis.
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

At June 30, 2011, we had $10.3 million in loans past due 90 days and still accruing interest. At June 30, 2011, $2.7 million of the loans past due 90 days and still accruing are premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.
Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or either forgiveness of either principal or accrued interest. As of June 30, 2011, we have $23.5 million in loans considered restructured that are not already on nonaccrual. Of the nonaccrual loans at June 30, 2011, $26.9 million met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At June 30, 2011 and 2010, we had $14.7 million and $24.1 million, respectively, in loans of this type which were not included in either non-accrual or 90 days past due categories.
The table below presents a summary of the activity related to OREO (in thousands):

	Six months ended June 30,
	2011	2010
Beginning balance	$42,261	$27,264
Additions	6,593	19,358
Sales	(17,524)	(2,040)
Valuation allowance for OREO	(1,921)	(2,394)
Direct write-downs	(2,124)	(111)

Ending balance	$27,285	$42,077

The following table summarizes the assets held in OREO at June 30, 2011 (in thousands):

Unimproved commercial real estate lots and land	$4,867
Commercial buildings	1,395
Undeveloped land and residential lots	14,176
Multifamily lots and land	1,229
Other	5,618

Total OREO	$27,285

When foreclosure occurs, fair value, which is generally based on appraised values, may result in partial charge-off of a loan upon taking property, and so long as property is retained, subsequent reductions in appraised values will result in valuation adjustment taken as non-interest expense. In addition, if the decline in value is believed to be permanent and not just driven by market conditions, a direct write-down to the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure related to the appraised values during that holding period. During the six months ended June 30, 2011, we recorded $4.0 million in valuation expense. Of the $4.0 million, $1.9 million related to increases to the valuation allowance, and $2.1 million related to direct write-downs.

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the demonstrated marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2010 and for six months ended June 30, 2011, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings.
Our liquidity needs have typically been fulfilled through growth in our core customer deposits and supplemented with brokered deposits and borrowings as needed. Our goal is to obtain as much of our funding for loans held for investment and other earnings assets as possible from deposits of these core customers. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network, which is mainly through BankDirect. In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. Since December 31, 2009, growth in customer deposits eliminated the need for use of brokered CDs and none were outstanding at June 30, 2011. In prior periods, brokered CDs were generally of short maturities, 30 to 90 days, and were used to supplement temporary differences in the growth in loans, including growth in specific categories of loans, compared to customer deposits. The following table summarizes our core customer deposits and brokered deposits (in millions):

	June 30,	June 30,	December 31,
	2011	2010	2010

Deposits from core customers	$5,421.7	$4,926.1	$5,455.4
Deposits from core customers as a percent of total deposits	100.0%	100.0%	100.0%

Average deposits from core customers(1)	$5,285.9	$4,758.8	$4,982.6

Average deposits from core customers as a percent of total quarterly average deposits(1)	100.0%	99.6%	99.4%
Average brokered deposits(1)	$—	$17.9	$28.6
Average brokered deposits as a percent of total quarterly average deposits(1)	0.0%	0.4%	0.6%

(1)	Annual averages presented for December 31, 2010.
We have access to sources of brokered deposits of not less than an additional $3.3 billion. Customer deposits (total deposits minus brokered CDs) increased by $495.6 million from June 30, 2010 and decreased $33.7 million from December 31, 2010.
Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our loans held for sale, due to their liquidity, short duration and interest spreads available. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes, and advances from the FHLB and the Federal Reserve. The following table summarizes our borrowings as of June 30, 2011 (in thousands):

Federal funds purchased	$203,969
Customer repurchase agreements	14,634
Treasury, tax and loan notes	3,223
FHLB borrowings	340,076
Trust preferred subordinated debentures	113,406

Total borrowings	$675,308

Maximum outstanding at any month-end during the year	$675,308

The following table summarizes our other borrowing capacities in excess of balances outstanding at June 30, 2011 (in thousands):

FHLB borrowing capacity relating to loans	$582,351
FHLB borrowing capacity relating to securities	105,011

Total FHLB borrowing capacity	$687,362

Unused federal funds lines available from commercial banks	$393,360

Our equity capital averaged $548.0 million for the six months ended June 30, 2011, as compared to $505.3 million for the same period in 2010. This increase reflects our retention of net earnings during this period. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.
Our capital ratios remain above the levels required to be well capitalized and have been enhanced with the additional capital raised since 2008 and will allow us to grow organically with the addition of loan and deposit relationships.
Commitments and Contractual Obligations
The following table presents significant fixed and determinable contractual obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of June 30, 2011, our significant fixed and determinable contractual obligations to third parties were as follows (in thousands):

		After One but	After Three but
	Within One	Within Three	Within Five	After Five
	Year	Years	Years	Years	Total

Deposits without a stated maturity(1)	$4,186,429	$—	$—	$—	$4,186,429
Time deposits(1)	1,153,328	68,464	12,737	768	1,235,297
Federal funds purchased(1)	203,969	—	—	—	203,969
Customer repurchase agreements(1)	14,634	—	—	—	14,634
Treasury, tax and loan notes(1)	3,223	—	—	—	3,223
FHLB borrowings(1)	340,000	—	76	—	340,076
Operating lease obligations(1) (2)	9,059	17,700	16,092	42,444	85,295
Trust preferred subordinated debentures(1)	—	—	—	113,406	113,406

Total contractual obligations	$5,910,642	$86,164	$28,905	$156,618	$6,182,329

(1)	Excludes interest.

(2)	Non-balance sheet item.
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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of June 30, 2011, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
June 30, 2011
(In thousands)

	0-3 mo	4-12 mo	1-3 yr	3+ yr	Total
	Balance	Balance	Balance	Balance	Balance

Securities(1)	$26,337	$35,444	$45,196	$50,844	$157,821

Total variable loans	5,247,410	55,879	27,608	18,843	5,349,740
Total fixed loans	358,643	185,492	172,806	252,282	969,223

Total loans(2)	5,606,053	241,371	200,414	271,125	6,318,963

Total interest sensitive assets	$5,632,390	$276,815	$245,610	$321,969	$6,476,784

Liabilities:
Interest bearing customer deposits	$3,445,728	$—	$—	$—	$3,445,728
CDs & IRAs	410,870	68,464	12,737	768	492,839

Total interest bearing deposits	3,856,598	68,464	12,737	768	3,938,567

Repurchase agreements, Federal funds purchased, FHLB borrowings	561,826	—	76	—	561,902
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowings	561,826	—	76	113,406	675,308

Total interest sensitive liabilities	$4,418,424	$68,464	$12,813	$114,174	$4,613,875

GAP	$1,213,966	$208,351	$232,797	$207,795	$—
Cumulative GAP	1,213,966	1,422,317	1,655,114	1,862,909	1,862,909

Demand deposits					$1,483,159
Stockholders’ equity					563,924

Total					$2,047,083

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.
The table above sets forth the balances as of June 30, 2011 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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
200 bp Increase
June 30, 2011
Change in net interest income	$11,833
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
Our management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures as of June 30, 2011, and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could materially affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.
PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS
There has not been any material change in the risk factors previously disclosed in the Company’s 2010 Form 10-K for the fiscal year ended December 31, 2010.

ITEM 5.	EXHIBITS
     (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS CAPITAL BANCSHARES, INC. Date: July 21, 2011
/s/ Peter B. Bartholow
Peter B. Bartholow
Chief Financial Officer (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10- Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements ***

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.