Form 10-Q
period 2011-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2011-10-20
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2011

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer” and “accelerated filer” Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Non-Accelerated Filer ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     On October 19, 2011, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:
Common Stock, par value $0.01 per share 37,463,594

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended September 30, 2011

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(In thousands except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income
Interest and fees on loans	$81,692	$70,293	$223,241	$196,797
Securities	1,524	2,246	5,050	7,463
Federal funds sold	3	50	36	92
Deposits in other banks	44	11	306	26

Total interest income	83,263	72,600	228,633	204,378
Interest expense
Deposits	3,191	8,760	11,479	24,938
Federal funds purchased	128	259	329	868
Repurchase agreements	2	3	6	9
Other borrowings	110	—	124	48
Trust preferred subordinated debentures	634	972	1,905	2,796

Total interest expense	4,065	9,994	13,843	28,659

Net interest income	79,198	62,606	214,790	175,719
Provision for credit losses	7,000	13,500	22,500	41,500

Net interest income after provision for credit losses	72,198	49,106	192,290	134,219
Non-interest income
Service charges on deposit accounts	1,585	1,662	4,976	4,684
Trust fee income	1,091	1,013	3,111	2,947
Bank owned life insurance (BOLI) income	533	455	1,595	1,407
Brokered loan fees	2,849	3,272	7,927	7,397
Equipment rental income	223	792	1,682	3,332
Other	1,322	907	3,947	3,318

Total non-interest income	7,603	8,101	23,238	23,085
Non-interest expense
Salaries and employee benefits	25,596	21,872	73,877	63,334
Net occupancy expense	3,367	3,128	10,120	9,174
Leased equipment depreciation	281	580	1,284	2,674
Marketing	2,455	1,333	7,311	3,221
Legal and professional	3,647	2,705	10,634	7,953
Communications and technology	2,210	2,256	7,141	6,368
FDIC insurance assessment	1,465	2,482	5,948	6,591
Allowance and other carrying costs for OREO	2,150	4,071	7,203	7,171
Other	5,015	4,175	14,330	12,420

Total non-interest expense	46,186	42,602	137,848	118,906

Income from continuing operations before income taxes	33,615	14,605	77,680	38,398
Income tax expense	11,905	5,074	27,323	13,151

Income from continuing operations	21,710	9,531	50,357	25,247
Loss from discontinued operations (after-tax)	(7)	(5)	(121)	(114)

Net income	$21,703	$9,526	$50,236	$25,133

Basic earnings per common share
Income from continuing operations	$0.58	$0.26	$1.35	$0.69
Net income	$0.58	$0.26	$1.35	$0.69

Diluted earnings per common share
Income from continuing operations	$0.56	$0.25	$1.31	$0.68
Net income	$0.56	$0.25	$1.31	$0.67
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$120,569	$104,866
Federal funds sold	—	75,000
Securities, available-for-sale	142,895	185,424
Loans held for sale	1,909,567	1,194,209
Loans held for sale from discontinued operations	395	490
Loans held for investment (net of unearned income)	5,302,584	4,711,330
Less: Allowance for loan losses	67,897	71,510

Loans held for investment, net	5,234,687	4,639,820
Premises and equipment, net	11,596	11,568
Accrued interest receivable and other assets	265,412	225,309
Goodwill and intangible assets, net	20,646	9,483

Total assets	$7,705,767	$6,446,169

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$1,661,125	$1,451,307
Interest bearing	3,204,985	3,545,146
Interest bearing in foreign branches	620,353	458,948

Total deposits	5,486,463	5,455,401

Accrued interest payable	671	2,579
Other liabilities	65,389	48,577
Federal funds purchased	321,930	283,781
Repurchase agreements	27,059	10,920
Other borrowings	1,102,905	3,186
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	7,117,823	5,917,850

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares — 10,000,000
Issued shares	—	—
Common stock, $.01 par value:
Authorized shares — 100,000,000
Issued shares — 37,458,179 and 36,957,104 at September 30, 2011 and December 31, 2010	374	369
Additional paid-in capital	346,405	336,796
Retained earnings	236,043	185,807
Treasury stock (shares at cost: 417 at September 30, 2011 and December 31, 2010)	(8)	(8)
Accumulated other comprehensive income, net of taxes	5,130	5,355

Total stockholders’ equity	587,944	528,319

Total liabilities and stockholders’ equity	$7,705,767	$6,446,169

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands except share data)

	Preferred Stock		Common Stock				Treasury Stock		Accumulated
									Other
					Additional				Comprehensive
					Paid-in	Retained			Income, Net of
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Taxes	Total
Balance at December 31, 2009	—	$—	35,919,941	$359	$326,224	$148,620	(417)	$(8)	$6,165	$481,360
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	25,133	—	—	—	25,133
Change in unrealized gain on available-for-sale securities, net of taxes of $153 (unaudited)	—	—	—	—	—	—	—	—	283	283

Total comprehensive income (unaudited)										25,416
Tax expense related to exercise of stock-based awards (unaudited)	—	—	—	—	295	—	—	—	—	295
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	4,931	—	—	—	—	4,931
Issuance of stock related to stock-based awards (unaudited)	—	—	137,671	2	579	—	—	—	—	581
Issuance of common stock (unaudited)	—	—	734,835	7	12,497	—	—	—	—	12,504
Purchase of non-controlling interest of bank owned subsidiary (unaudited)	—	—	—	—	(9,469)	—	—	—	—	(9,469)

Balance at September 30, 2010 (unaudited)	—	$—	36,792,447	$368	$335,057	$173,753	(417)	$(8)	$6,448	$515,618

Balance at December 31, 2010	—	$—	36,957,104	$369	$336,796	$185,807	(417)	$(8)	$5,355	$528,319
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	50,236	—	—	—	50,236
Change in unrealized gain on available-for-sale securities, net of taxes of $121 (unaudited)	—	—	—	—	—	—	—	—	(225)	(225)

Total comprehensive income (unaudited)										50,011
Tax expense related to exercise of stock-based awards (unaudited)	—	—	—	—	2,196	—	—	—	—	2,196
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	5,802	—	—	—	—	5,802
Issuance of stock related to stock-based awards (unaudited)	—	—	501,075	5	1,611	—	—	—	—	1,616

Balance at September 30, 2011 (unaudited)	—	$—	37,458,179	$374	$346,405	$236,043	(417)	$(8)	$5,130	$587,944

See accompanying notes to consolidated financial statements

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Nine months ended September 30,
	2011	2010
Operating activities
Net income from continuing operations	$50,357	$25,247
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for credit losses	22,500	41,500
Depreciation and amortization	4,114	5,272
Amortization and accretion on securities	63	110
Bank owned life insurance (BOLI) income	(1,595)	(1,407)
Stock-based compensation expense	5,802	4,931
Tax benefit from stock option exercises	2,196	295
Excess tax benefits from stock-based compensation arrangements	(6,274)	843
Originations of loans held for sale	(17,790,459)	(14,612,637)
Proceeds from sales of loans held for sale	17,075,496	13,906,933
(Gain) loss on sale of assets	(145)	27
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(59,388)	(13,030)
Accrued interest payable and other liabilities	15,026	12,274

Net cash used in operating activities of continuing operations	(682,307)	(629,642)
Net cash used in operating activities of discontinued operations	(26)	(108)

Net cash used in operating activities	(682,333)	(629,750)

Investing activities
Maturities and calls of available-for-sale securities	7,575	4,425
Principal payments received on available-for-sale securities	34,544	59,852
Net increase in loans held for investment	(617,762)	(59,508)
Purchase of premises and equipment, net	(2,539)	(3,807)
Proceeds from sale of foreclosed assets	19,741	4,733
Cash paid for acquisition	(11,482)	(9,469)

Net cash used in investing activities of continuing operations	(569,923)	(3,774)

Financing activities
Net increase in deposits	31,062	1,286,308
Proceeds from issuance of stock related to stock-based awards	1,616	581
Proceeds from issuance of common stock	—	12,504
Net increase (decrease) in other borrowings	1,115,858	(355,345)
Excess tax benefits from stock-based compensation arrangements	6,274	(843)
Net increase (decrease) in federal funds purchased	38,149	(331,056)

Net cash provided by financing activities of continuing operations	1,192,959	612,149

Net decrease in cash and cash equivalents	(59,297)	(21,375)
Cash and cash equivalents at beginning of period	179,866	125,439

Cash and cash equivalents at end of period	$120,569	$104,064

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$15,210	$28,297
Cash paid during the period for income taxes	19,516	21,776
Non-cash transactions:
Transfers from loans/leases to OREO and other repossessed assets	19,254	22,357
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
Accumulated Other Comprehensive Income, Net
Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income, net. Accumulated comprehensive income, net for the nine months ended September 30, 2011 and 2010 is reported in the accompanying consolidated statements of changes in stockholders’ equity.
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

(2) EARNINGS PER COMMON SHARE
The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Numerator:
Net income from continuing operations	$21,710	$9,531	$50,357	$25,247
Loss from discontinued operations	(7)	(5)	(121)	(114)

Net income	$21,703	$9,526	$50,236	$25,133

Denominator:
Denominator for basic earnings per share — weighted average shares	37,411,851	36,784,032	37,262,658	36,550,478
Effect of employee stock-based awards(1)	714,192	697,843	888,027	622,795
Effect of warrants to purchase common stock	309,343	77,917	304,199	106,335

Denominator for dilutive earnings per share - adjusted weighted average shares and assumed conversions	38,435,386	37,559,792	38,454,884	37,279,608

Basic earnings per common share from continuing operations	$0.58	$0.26	$1.35	$0.69
Basic earnings per common share from discontinued operations	—	—	—	—

Basic earnings per common share	$0.58	$0.26	$1.35	$0.69

Diluted earnings per share from continuing operations	$0.56	$0.25	$1.31	$0.68
Diluted earnings per share from discontinued operations	—	—	—	(0.01)

Diluted earnings per common share	$0.56	$0.25	$1.31	$0.67

(1)	Stock options, SARs and RSUs outstanding of 93,400 at September 30, 2011 and 1,540,969 at September 30, 2010 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented.
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
Our net unrealized gain on the available-for-sale securities portfolio value decreased from a gain of $8.2 million, which represented 4.65% of the amortized cost at December 31, 2010, to a gain of $7.9 million, which represented 5.85% of the amortized cost at September 30, 2011.

The following is a summary of securities (in thousands):

	September 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale Securities:
Residential mortgage-backed securities	$92,253	$6,334	$—	$98,587
Corporate securities	5,000	—	—	5,000
Municipals	30,244	1,377	—	31,621
Equity securities(1)	7,506	181	—	7,687

	$135,003	$7,892	$—	$142,895

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale Securities:
Residential mortgage-backed securities	$126,838	$6,891	$(5)	$133,724
Corporate securities	5,000	—	—	5,000
Municipals	37,841	1,244	—	39,085
Equity securities(1)	7,506	109	—	7,615

	$177,185	$8,244	$(5)	$185,424

(1)	Equity securities consist of Community Reinvestment Act funds.
The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands, except percentage data):

	September 30, 2011
		After One	After Five
	Less Than	Through	Through	After Ten
	One Year	Five Years	Ten Years	Years	Total

Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$38	$8,943	$37,581	$45,691	$92,253
Estimated fair value	38	9,306	40,485	48,758	98,587
Weighted average yield(3)	6.499%	4.535%	4.788%	3.845%	4.297%
Corporate securities:
Amortized cost	—	5,000	—	—	5,000
Estimated fair value	—	5,000	—	—	5,000
Weighted average yield(3)	—	7.375%	—	—	7.375%
Municipals:(2)
Amortized cost	2,707	20,484	7,053	—	30,244
Estimated fair value	2,743	21,460	7,418	—	31,621
Weighted average yield(3)	5.242%	5.501%	5.855%	—	5.561%
Equity securities:
Amortized cost	7,506	—	—	—	7,506
Estimated fair value	7,687	—	—	—	7,687

Total available-for-sale securities:
Amortized cost					$135,003

Estimated fair value					$142,895

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

Securities with carrying values of approximately $63.3 million were pledged to secure certain borrowings and deposits at September 30, 2011. Of the pledged securities at September 30, 2011, approximately $15.9 million were pledged for certain deposits, and approximately $47.4 million were pledged for repurchase agreements.
At September 30, 2011, we did not have any investment securities in an unrealized loss position. The following table discloses, as of December 31, 2010, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):
December 31, 2010

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed securities	$3,681	$(5)	$—	$—	$3,681	$(5)

	$3,681	$(5)	—	$—	$3,681	$(5)

At September 30, 2011, we did not have any investment positions in an unrealized loss position. The unrealized losses at December 31, 2010 are interest rate related, and losses have decreased as rates have decreased in 2009 and remained low during 2010 and 2011. We do not believe these unrealized losses are “other than temporary” as (1) we do not have the intent to sell any of the securities in the table above; and (2) it is not probable that we will be unable to collect the amounts contractually due. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.
(4) LOANS AND ALLOWANCE FOR LOAN LOSSES
At September 30, 2011 and December 31, 2010, loans were as follows (in thousands):

	September 30,	December 31,
	2011	2010

Commercial	$3,049,524	$2,592,924
Construction	442,408	270,008
Real estate	1,751,672	1,759,758
Consumer	23,954	21,470
Leases	65,943	95,607

Gross loans held for investment	5,333,501	4,739,767
Deferred income (net of direct origination costs)	(30,917)	(28,437)
Allowance for loan losses	(67,897)	(71,510)

Total loans held for investment, net	5,234,687	4,639,820
Loans held for sale	1,909,567	1,194,209

Total	$7,144,254	$5,834,029

We continue to lend primarily in Texas. As of September 30, 2011, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.
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
The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and nonaccrual status as of September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011

	Commercial	Construction	Real Estate	Consumer	Leases	Total

Grade:
Pass	$2,957,001	$409,714	$1,625,334	$23,589	$57,871	$5,073,509
Special mention	40,505	1,739	32,810	50	4,637	79,741
Substandard-accruing	39,344	9,667	64,361	6	159	113,537
Non-accrual	12,674	21,288	29,167	309	3,276	66,714

Total loans held for investment	$3,049,524	$442,408	$1,751,672	$23,954	$65,943	$5,333,501

December 31, 2010

	Commercial	Construction	Real Estate	Consumer	Leases	Total

Grade:
Pass	$2,461,769	$243,843	$1,549,400	$20,312	$78,715	$4,354,039
Special mention	45,754	19,856	59,294	76	1,552	126,532
Substandard-accruing	42,858	6,288	88,567	376	9,017	147,106
Non-accrual	42,543	21	62,497	706	6,323	112,090

Total loans held for investment	$2,592,924	$270,008	$1,759,758	$21,470	$95,607	$4,739,767

The following table details activity in the reserve for loan losses by portfolio segment for the nine months ended September 30, 2011. Allocation of a portion of the reserve to one category of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Construction	Real Estate	Consumer	Leases	Unallocated	Total
Beginning balance	$15,918	$7,336	$38,049	$306	$5,405	$4,496	$71,510
Provision for possible loan losses	11,289	3,024	(7,379)	3,616	7,135	4,438	22,123
Charge-offs	7,170	—	18,837	317	980	—	27,304
Recoveries	798	248	305	5	212	—	1,568

Net charge-offs	6,372	(248)	18,532	312	768	—	25,736

Ending balance	$20,835	$10,608	$12,138	$3,610	$11,772	$8,934	$67,897

Period end amount allocated to:
Loans individually evaluated for impairment	$3,064	$312	$2,568	$52	$353	$—	$6,349
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Ending balance	$3,064	$312	$2,568	$52	$353	$—	$6,349

Activity in the reserve for loan losses during the nine months ended September 30, 2010 was as follows (in thousands):

Balance at the beginning of the period	$67,931
Provision for loan losses	41,671
Net charge-offs:
Loans charged-off	34,199
Recoveries	252

Net charge-offs	33,947

Balance at the end of the period	$75,655

Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. The table below summarizes our non-accrual loans by type and purpose as of September 30, 2011 (in thousands):

Commercial
Business loans	$12,674
Construction
Market risk	21,288
Real estate
Market risk	21,190
Commercial	5,570
Secured by 1-4 family	2,407
Consumer	309
Leases	3,276

Total non-accrual loans	$66,714

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The following table details our impaired loans, by portfolio class as of September 30, 2011 (in thousands):

				Average	Interest
	Recorded	Unpaid	Related	Recorded	Income
	Investment	Principal Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial
Business loans	$1,688	$2,249	$—	$2,665	$—
Construction
Market risk	19,354	19,354	—	19,564	119
Real estate
Market risk	7,740	10,460	—	10,151	—
Commercial	5,379	5,379	—	2,142	—
Secured by 1-4 family	1,349	1,349	—	450	—

Total impaired loans with no allowance recorded	$35,510	$38,791	$—	$34,972	$119

With an allowance recorded:
Commercial
Business loans	$10,986	$12,490	$3,064	$10,708	$—
Construction
Market risk	1,934	1,934	312	2,367	—
Real estate
Market risk	13,450	16,739	2,165	21,978	—
Commercial	191	191	29	191	—
Secured by 1-4 family	1,058	1,058	374	1,949	—
Consumer	309	309	52	319	—
Leases	3,276	3,276	353	1,678	—

Total impaired loans with an allowance recorded	$31,204	$35,997	$6,349	$39,190	$—

Combined:
Commercial
Business loans	$12,674	$14,739	$3,064	$13,373	$—
Construction
Market risk	21,288	21,288	312	21,931	119
Real estate
Market risk	21,190	27,199	2,165	32,129	—
Commercial	5,570	5,570	29	2,333	—
Secured by 1-4 family	2,407	2,407	374	2,399	—
Consumer	309	309	52	319	—
Leases	3,276	3,276	353	1,678	—

Total impaired loans with an allowance recorded	$66,714	$74,788	$6,349	$74,162	$119

Average impaired loans outstanding during the nine months ended September 30, 2011 and 2010 totaled $74.2 million and $148.3 million, respectively.
The table below provides an age analysis of our past due loans that are still accruing as of September 30, 2011 (in thousands):

	30-59	60-89	Greater				Greater Than
	Days	Days	Than 90	Total Past			90 Days and
	Past Due	Past Due	Days	Due	Current	Total	Accruing(1)

Commercial
Business loans	$4,525	$2,224	$3,003	$9,752	$2,439,355	$2,449,107	$3,003
Energy	—	—	—	—	587,743	587,743	—
Construction
Market risk	89	—	—	89	410,617	410,706	—
Secured by 1-4 family	—	—	—	—	10,415	10,415	—
Real estate
Market risk	4,070	1,288	—	5,358	1,320,407	1,325,765	—
Commercial	11,433	—	—	11,433	302,337	313,770	—
Secured by 1-4 family	6,085	123	—	6,208	76,761	82,969	—
Consumer	509	—	—	509	23,136	23,645	—
Leases	52	37	—	89	62,578	62,667	—

Total loans held for investment	$26,763	$3,672	$3,003	$33,438	$5,233,349	$5,266,787	$3,003

(1)	Loans past due 90 days and still accruing includes premium finance loans of $2.5 million. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.
Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or either forgiveness of either principal or accrued interest. As of September 30, 2011, we have $25.0 million in loans considered restructured that are not already on nonaccrual. Of the nonaccrual loans at September 30, 2011, $23.2 million met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.
The following table summarizes, as of September 30, 2011, loans that have been restructured during 2011 (in thousands):

		Pre-Restructuring	Post-Restructuring
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Commercial business loans	3	$2,140	$1,984
Construction market risk	1	2,620	1,915
Real estate market risk	9	43,374	37,569
Real estate - 1-4 family	1	1,217	1,349

Total new restructured loans in 2011	14	$49,351	$42,817

The restructured loans generally include terms to reduce the interest rate and extend payment terms. We have not forgiven any principal on the above loans. The $6.5 million decrease in the post-restructuring recorded investment compared to the pre-restructuring recorded investment is due to $4.5 million in charge-offs and $2.0 million in paydowns. At September 30, 2011, $16.1 million of the above loans restructured in 2011 are on non-accrual.
The following table summarizes, as of September 30, 2011, loans that were restructured within the last 12 months that have subsequently defaulted (in thousands):

	Number of	Recorded
	Contracts	Investment

Real estate — market risk	1	4,371
The above loan was subsequently foreclosed and is included in the September 30, 2011 OREO balance.
(5) OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO

The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Beginning balance	$27,285	$42,077	$42,261	$27,264
Additions	12,661	2,999	19,254	22,357
Sales	(2,488)	(2,757)	(20,012)	(4,797)
Valuation allowance for OREO	(1,601)	(3,654)	(3,522)	(6,048)
Direct write-downs	(61)	(19)	(2,185)	(130)

Ending balance	$35,796	$38,646	$35,796	$38,646

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

The table below summarizes our financial instruments whose contract amounts represent credit risk at September 30, 2011 (in thousands):

Commitments to extend credit	$1,705,398
Standby letters of credit	66,376
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Company’s capital ratios exceed the regulatory definition of well capitalized as of September 30, 2011 and 2010. As of June 30, 2011, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action and continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

	September 30,
	2011	2010

Risk-based capital:
Tier 1 capital	9.67%	10.69%
Total capital	10.68%	11.94%
Leverage	9.77%	10.00%
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

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Stock- based compensation expense recognized:
Unvested options	$—	$39	$—	$208
SARs	303	509	1,028	1,484
RSUs	1,312	1,217	4,774	3,238

Total compensation expense recognized	$1,615	$1,765	$5,802	$4,930

	September 30, 2011
	Options	SARs and RSUs
Unrecognized compensation expense related to unvested awards	$—	$12,078
Weighted average period over which expense is expected to be recognized, in years	—	3.04
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
During the three months ended September 30, 2011 and 2010, the loss from discontinued operations was $7,000 and $5,000, net of taxes, respectively. For the nine months ended 2011 and 2010, the loss from discontinued operations was $121,000 and $114,000, net of taxes, respectively. The 2011 and 2010 losses are primarily related to continuing legal and salary expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $395,000 in loans held for sale from discontinued operations that are carried at the estimated market value at quarter-end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of September 30, 2011 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.
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
Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include U.S. Treasuries that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include U.S. government and agency mortgage-backed debt securities, corporate securities, municipal bonds, and Community Reinvestment Act funds. This category includes derivative assets and liabilities where values are based on internal cash flow models supported by market data inputs.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation. This category also includes impaired loans and OREO where collateral values have been based on third party appraisals; however, due to current economic conditions, comparative sales data typically used in appraisals may be unavailable or more subjective due to lack of market activity. Additionally, this category includes certain mortgage loans that were transferred from loans held for sale to loans held for investment at a lower of cost or fair value.
Assets and liabilities measured at fair value at September 30, 2011 are as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3

Available for sale securities:(1)
Mortgage-backed securities	$—	$98,587	$—
Corporate securities	—	5,000	—
Municipals	—	31,621	—
Other	—	7,687	—
Loans(2) (4)	—	—	22,580
OREO(3) (4)	—	—	35,796
Derivative asset(5)	—	19,193	—
Derivative liability(5)	—	(19,193)	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Includes certain mortgage loans that have been transferred to loans held for investment from loans held for sale at the lower of cost or market. Also, includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(3)	OREO is transferred from loans to OREO at fair value less selling costs.

(4)	Fair value of loans and OREO is measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions

(5)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.
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
Loans
During the three months ended September 30, 2011, certain impaired loans were reevaluated and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. The $22.6 million total above includes impaired loans at September 30, 2011 with a carrying value of $19.9 million that were reduced by specific valuation allowance allocations totaling $1.7 million for a total reported fair value of $18.2 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity. Also included in this total are $5.3 million in mortgage warehouse loans that were reduced by specific valuation allowance allocations totaling $795,000, for a total reported fair value of $4.4 million. Certain mortgage loans that were transferred from loans held for sale to loans held for investment were valued based on third party broker pricing. As the dollar amount and number of loans being valued is very small, a comprehensive market analysis is not obtained or considered necessary. Instead, we conduct a general polling of one or more mortgage brokers for indications of general market prices for the types of mortgage loans being valued, and we consider values based on recent experience in selling loans of like terms and comparable quality.

OREO
Certain foreclosed assets, upon initial recognition, were valued based on third party appraisals. At September 30, 2011, OREO with a carrying value of $46.5 million was reduced by specific valuation allowance allocations totaling $10.7 million for a total reported fair value of $35.8 million based on valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.
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
A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$120,569	$120,569	$179,866	$179,866
Securities, available-for-sale	142,895	142,895	185,424	185,424
Loans held for sale	1,909,567	1,909,567	1,194,209	1,194,209
Loans held for sale from discontinued operations	395	395	490	490
Loans held for investment, net	5,234,687	5,242,158	4,639,820	4,652,588
Derivative asset	19,193	19,193	6,874	6,874
Deposits	5,486,463	5,498,520	5,455,401	5,457,692
Federal funds purchased	321,930	321,930	283,781	283,781
Borrowings	1,129,964	1,129,966	14,106	14,107
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liability	19,193	19,193	6,874	6,874
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
(11) STOCKHOLDERS’ EQUITY
We had comprehensive income of $21.6 million for the three months ended September 30, 2011 and comprehensive income of $9.2 million for the three months ended September 30, 2010. Comprehensive income during the three months ended September 30, 2011 included a net after-tax loss of $92,000 and comprehensive income during the three months ended September 30, 2010 included a net after-tax loss of $319,000 due to changes in the net unrealized gains/losses on securities available-for-sale.
(12) LEGAL MATTERS
We are aggressively defending against a $65.4 million jury verdict that was rendered in August 2011, in Antlers, Oklahoma, a town in rural Pushmataha County. The case was filed by one of the guarantors of a defaulted loan. No judgment has yet been entered by the trial court. The case has been removed to federal district court where we will pursue a dismissal of the suit, a change in verdict or a new trial. The removal is being contested. We will appeal any adverse judgment that is subsequently entered. We have been advised by counsel that there are numerous grounds for appeal.
In addition, we intend to pursue aggressively our suit originally filed in Texas in April 2010 against the plaintiff in the Oklahoma case and other guarantors of the defaulted loan. The loss related to the loan was recognized in the second quarter of 2010, and we have no remaining balance sheet exposure on the principal balance of the loan. As we currently believe a materially negative outcome in this matter is not probable, we have not established a reserve related to any potential exposure.
(13) NEW ACCOUNTING PRONOUNCEMENTS
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

On April 5, 2011, the FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance was effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. Any changes to the impairment measurement of a receivable restructured in a troubled debt restructuring should be recognized on a prospective basis in the first interim or annual period beginning on or after June 15, 2011. We have evaluated the guidance included in this amendment and have determined that it does not result in any new troubled debt restructurings that should be reported.

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended			For the three months ended
	September 30, 2011			September 30, 2010
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Assets
Securities — taxable	$115,871	$1,214	4.16%	$173,835	$1,890	4.31%
Securities — non-taxable(2)	33,051	477	5.73%	38,357	548	5.67%
Federal funds sold	20,864	3	0.06%	107,404	50	0.18%
Deposits in other banks	36,495	44	0.48%	18,766	11	0.23%
Loans held for sale from continuing operations	1,191,375	13,340	4.44%	1,074,309	12,760	4.71%
Loans	5,219,496	68,352	5.20%	4,493,998	57,533	5.08%
Less reserve for loan losses	66,215	—	—	74,810	—	—

Loans, net of reserve	6,344,656	81,692	5.11%	5,493,497	70,293	5.08%

Total earning assets	6,550,937	83,430	5.05%	5,831,859	72,792	4.95%
Cash and other assets	333,563			267,923

Total assets	$6,884,500			$6,099,782

Liabilities and Stockholders’ Equity
Transaction deposits	$412,203	$52	0.05%	$465,370	$189	0.16%
Savings deposits	2,253,123	1,664	0.29%	2,222,431	4,228	0.75%
Time deposits	468,196	1,032	0.87%	955,703	3,044	1.26%
Deposits in foreign branches	588,221	443	0.30%	418,112	1,299	1.23%

Total interest bearing deposits	3,721,743	3,191	0.34%	4,061,616	8,760	0.86%
Other borrowings	894,073	240	0.11%	230,043	262	0.45%
Trust preferred subordinated debentures	113,406	634	2.22%	113,406	972	3.40%

Total interest bearing liabilities	4,729,222	4,065	0.34%	4,405,065	9,994	0.90%
Demand deposits	1,525,087			1,142,735
Other liabilities	53,233			28,997
Stockholders’ equity	576,958			522,985

Total liabilities and stockholders’ equity	$6,884,500			$6,099,782

Net interest income		$79,365			$62,798

Net interest margin			4.81%			4.27%
Net interest spread			4.71%			4.05%

Additional information from discontinued operations:
Loans held for sale	$396			$581
Borrowed funds	396			581
Net interest income		$8			$11
Net interest margin — consolidated			4.81%			4.27%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

QUARTERLY FINANCIAL SUMMARY — UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the nine months ended			For the nine months ended
	September 30, 2011			September 30, 2010
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense (1)	Rate	Balance	Expense (1)	Rate

Assets
Securities — taxable	$127,627	$4,060	4.25%	$192,860	$6,357	4.41%
Securities — non-taxable(2)	35,321	1,523	5.76%	39,870	1702	5.71%
Federal funds sold	26,410	36	0.18%	69,179	92	0.18%
Deposits in other banks	129,669	306	0.32%	14,580	26	0.24%
Loans held for sale from continuing operations	913,410	31,608	4.63%	734,340	26,494	4.82%
Loans	4,945,863	191,633	5.18%	4,456,179	170,303	5.11%
Less reserve for loan losses	68,115	—	—	71,054	—	—

Loans, net of reserve	5,791,158	223,241	5.15%	5,119,465	196,797	5.14%

Total earning assets	6,110,185	229,166	5.01%	5,435,954	204,974	5.04%
Cash and other assets	312,465			280,061

Total assets	$6,422,650			$5,716,015

Liabilities and Stockholders’ Equity
Transaction deposits	$377,998	$162	0.06%	$438,859	$842	0.26%
Savings deposits	2,395,100	5,735	0.32%	2,018,256	11,799	0.78%
Time deposits	572,161	4,304	1.01%	876,919	8,639	1.32%
Deposits in foreign branches	461,038	1,278	0.37%	384,328	3,658	1.27%

Total interest bearing deposits	3,806,297	11,479	0.40%	3,718,362	24,938	0.90%
Other borrowings	431,661	459	0.14%	303,801	925	0.41%
Trust preferred subordinated debentures	113,406	1,905	2.25%	113,406	2,796	3.30%

Total interest bearing liabilities	4,351,364	13,843	0.43%	4,135,569	28,659	0.93%
Demand deposits	1,466,456			1,041,799
Other liabilities	47,074			27,438
Stockholders’ equity	557,756			511,209

Total liabilities and stockholders’ equity	$6,422,650			$5,716,015

Net interest income		$215,323			$176,315

Net interest margin			4.71%			4.34%
Net interest spread			4.59%			4.11%

Additional information from discontinued operations:
Loans held for sale	$433			$583
Borrowed funds	433			583
Net interest income		$25			$36
Net interest margin — consolidated			4.71%			4.34%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
(6)	The loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels
(7)	Changes in government regulations including changes as a result of the current economic crisis. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry
(8)	Claims and litigation, whether founded or unfounded, may result in significant financial liability if legal actions are not resolved in a manner favourable to us.
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
Summary of Performance
We reported net income of $21.7 million, or $0.56 per diluted common share, for the third quarter of 2011 compared to $9.5 million, or $0.25 per diluted common share, for the third quarter of 2010. Return on average equity was 14.93% and return on average assets was 1.25% for the third quarter of 2011, compared to 7.23% and .62%, respectively, for the third quarter of 2010. Net income for the nine months ended September 30,

2011 totaled $50.4 million, or $1.31 per diluted common share, compared to $25.2 million, or $0.68 per diluted common share, for the same period in 2010. Return on average equity was 12.07% and return on average assets was 1.05% for the nine months ended September 30, 2011 compared to 6.60% and .59%, respectively, for the same period in 2010.
Net income increased $12.2 million, or 128%, for the three months ended September 30, 2011, and increased $25.2 million, or 99%, for the nine months ended September 30, 2011, as compared to the same period in 2010. The $12.2 million increase during the three months ended September 30, 2011, was primarily the result of a $16.6 million increase in net interest income and a $6.5 million decrease in the provision for credit losses, offset by a $498,000 decrease in non-interest income, a $3.6 million increase in non-interest expense and a $6.8 million increase in income tax expense. The $25.2 million increase during the nine months ended September 30, 2011 was primarily the result of a $39.1 million increase in net interest income, a $19.0 million decrease in the provision for credit losses and a $153,000 increase in non-interest income, offset by a $18.9 million increase in non-interest expense and a $14.2 million increase in income tax expense.
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Net interest income was $79.2 million for the third quarter of 2011, compared to $62.6 million for the third quarter of 2010. The increase was due to an increase in average earning assets of $719.1 million as compared to the third quarter of 2010 and an increase in the net interest margin from 4.27% to 4.81%. The increase in average earning assets included a $725.5 million increase in average loans held for investment and a $117.1 million increase in loans held for sale, offset by a $63.3 million decrease in average securities. For the quarter ended September 30, 2011, average net loans and securities represented 97% and 2%, respectively, of average earning assets compared to 95% and 4% in the same quarter of 2010.
Average interest bearing liabilities increased $324.1 million from the third quarter of 2010, which included a $339.9 million decrease in interest bearing deposits and a $664.0 million increase in other borrowings. The increase in average other borrowings was directly related to the growth in loans held for sale. The reduction in deposits resulted from initiatives to reduce funding costs associated with excess liquidity from deposit growth experienced during 2010. The average cost of interest bearing deposits decreased from .86% for the quarter ended September 30, 2010 to .34% for the same period of 2011. The change in funding composition reduced the cost of deposits and borrowed funds to .29% in the third quarter of 2011 compared to .83% in the third quarter of 2010.
Net interest income was $214.8 million for the nine months ended September 30, 2011, compared to $175.7 million for the same period of 2010. The increase was due to an increase in average earning assets of $674.2 million as compared to the nine months ended September 30, 2010 and an increase in the net interest margin from 4.34% to 4.71%. The increase in average earning assets included a $489.7 million increase in average loans held for investment and a $179.1 million increase in loans held for sale, offset by a $69.8 million decrease in average securities. For the nine months ended September 30, 2011, average net loans and securities represented 95% and 3%, respectively, of average earning assets compared to 95% and 4% in the same period of 2010.
Average interest bearing liabilities increased $215.8 million compared to the first nine months of 2010, which included a $87.9 million increase in interest bearing deposits and a $127.9 million increase in other borrowings. The increase in average other borrowings is a result of an increase in loans in excess of the growth in demand deposits and interest bearing deposits, increasing the need for borrowed funds. The average cost of interest bearing deposits decreased from .93% for the nine months ended September 30, 2010 to .43% for the same period of 2011.
The following table presents the changes (in thousands) in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.

	Three months ended			Nine months ended
	September 30, 2011/2010			September 30, 2011/2010
	Net	Change Due To(1)		Net	Change Due To(1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate

Interest income:
Securities(2)	$(747)	$(706)	$(41)	$(2,476)	$(2,344)	$(132)
Loans held for sale	580	1,390	(810)	5,114	6,461	(1,347)
Loans held for investment	10,819	9,288	1,531	21,330	18,714	2,616
Federal funds sold	(47)	(40)	(7)	(56)	(57)	1
Deposits in other banks	33	10	23	280	205	75

Total	10,638	9,942	696	24,192	22,979	1,213
Interest expense:
Transaction deposits	(137)	(22)	(115)	(680)	(117)	(563)
Savings deposits	(2,564)	58	(2,622)	(6,064)	2,203	(8,267)
Time deposits	(2,012)	(1,553)	(459)	(4,335)	(3,002)	(1,333)
Deposits in foreign branches	(856)	528	(1,384)	(2,380)	730	(3,110)
Borrowed funds	(360)	756	(1,116)	(1,357)	389	(1,746)

Total	(5,929)	(233)	(5,696)	(14,816)	203	(15,019)

Net interest income	$16,567	$10,175	$6,392	$39,008	$22,776	$16,232

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable.
Net interest margin from continuing operations, the ratio of net interest income to average earning assets from continuing operations, was 4.81% for the third quarter of 2011 compared to 4.27% for the third quarter of 2010. This 54 basis point increase was a result of a decline in the costs of interest bearing liabilities and growth in non-interest bearing deposits and stockholders’ equity, as well as improved pricing on loans held for investment. Total cost of funding, including demand deposits and stockholders’ equity decreased from .65% for the third quarter of 2010 to .23% for the third quarter of 2011. The benefit of the reduction in funding costs was complimented by a 1 basis point increase in yields on earning assets.
Non-interest Income
The components of non-interest income were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Service charges on deposit accounts	$1,585	$1,662	$4,976	$4,684
Trust fee income	1,091	1,013	3,111	2,947
Bank owned life insurance (BOLI) income	533	455	1,595	1,407
Brokered loan fees	2,849	3,272	7,927	7,397
Equipment rental income	223	792	1,682	3,332
Other	1,322	907	3,947	3,318

Total non-interest income	$7,603	$8,101	$23,238	$23,085

Non-interest income decreased $498,000 during the three months ended September 30, 2011 compared to the same period of 2010. This decrease is primarily related to a decrease of $569,000 in equipment rental income due to the continued decline in the leased equipment portfolio. Brokered loan fees decreased $423,000 due to fees that are realized at the time of sale. Offsetting these decreases is a $415,000 increase in other non-interest income and small increases in various categories.
Non-interest income increased $153,000 during the nine months ended September 30, 2011 to $23.2 million compared to $23.1 million during the same period of 2010. The increase is primarily related to an increase of $530,000 in brokered loan fees as compared to the same period in 2010, related to an increase in warehouse lending volumes. Service charges increased $292,000 during the nine months ended September 30, 2011 as compared to the same period in 2010 related to an increase in the level of demand deposits and treasury management business activity. Other non-interest income increased $629,000 as compared to 2011, as well as small increases in various other categories. Offsetting these increases was a $1.7 million decrease in equipment rental income related to a decline in the leased equipment portfolio.
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
Non-interest Expense
The components of non-interest expense were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Salaries and employee benefits	$25,596	$21,872	$73,877	$63,334
Net occupancy expense	3,367	3,128	10,120	9,174
Leased equipment depreciation	281	580	1,284	2,674
Marketing	2,455	1,333	7,311	3,221
Legal and professional	3,647	2,705	10,634	7,953
Communications and technology	2,210	2,256	7,141	6,368
FDIC insurance assessment	1,465	2,482	5,948	6,591
Allowance and other carrying costs for OREO	2,150	4,071	7,203	7,171
Other	5,015	4,175	14,330	12,420

Total non-interest expense	$46,186	$42,602	$137,848	$118,906

Non-interest expense for the third quarter of 2011 increased $3.6 million, or 8%, to $46.2 million from $42.6 million in the third quarter of 2010. The increase is primarily attributable to a $3.7 million increase in salaries and employee benefits, which was primarily due to general business growth.
Occupancy expense for the three months ended September 30, 2011 increased $239,000, or 8%, compared to the same quarter in 2010 as a result of general business growth.
Leased equipment depreciation expense for the three months ended September 30, 2011 decreased $299,000 compared to the same quarter in 2010 as a result of the continued decline in the leased equipment portfolio.
Marketing expense for the three months ended September 30, 2011 increased $1.1 million, or 84%, compared to the same quarter in 2010, which was primarily due to general business growth and treasury management programs.
Legal and professional expense for the three months ended September 30, 2011 increased $942,000, or 35%, compared to same quarter in 2010. Our legal and professional expense will continue to fluctuate from quarter to quarter and could increase in the future as we respond to continued regulatory changes, strategic initiatives and increased cost of resolving problem assets under current economic conditions.
FDIC insurance assessment expense for the three months ended September 30, 2011 decreased by $1.0 million from $2.5 million in 2010 to $1.5 million as a result of changes to the FDIC assessment method.
For the three months ended September 30, 2011, allowance and other carrying costs for OREO decreased $1.9 million, to $2.2 million, $1.7 million of which related to deteriorating values of assets held in OREO. Of the $1.7 million valuation expense in the third quarter of 2011, $61,000 related to direct write-downs of the OREO balance and $1.6 million related to increasing the valuation allowance.

Non-interest expense for the nine months ended September 30, 2011 increased $18.9 million, or 16%, compared to the same period in 2010. Salaries and employee benefits increased $10.6 million to $73.9 million from $63.3 million, which was primarily due to general business growth.
Occupancy expense for the nine months ended September 30, 2011 increased $946,000, or 10%, compared to the same period in 2010 related to general business growth.
Leased equipment depreciation expense for the nine months ended September 30, 2011 decreased $1.4 million as a result of the continued decline in the leased equipment portfolio.
Marketing expense for the nine months ended September 30, 2011 increased $4.1 million, or 128%, compared to the same period in 2010, which was primarily the result of general business growth and treasury management programs.
Legal and professional expense for the nine months ended September 30, 2011 increased $2.7 million, or 34%, compared to the same period in 2010 mainly related to business growth and continued regulatory and compliance costs.
FDIC insurance assessment expense for the nine months ended September 30, 2011 decreased $643,000 compared to the same period in 2010 as a result of changes to the FDIC assessment method.
Analysis of Financial Condition
Loan Portfolio
Total loans net of allowance for loan losses at September 30, 2011 increased $1.3 billion from December 31, 2010 to $7.1 billion. Combined commercial, construction and consumer loans increased $631.5 million, offset by a combined decrease in real estate loans and leases of $37.8 million. Loans held for sale increased $715.4 million from December 31, 2010 as a result of continued low mortgage rates.
Loans were as follows as of the dates indicated (in thousands):

	September 30,	December 31,
	2011	2010

Commercial	$3,049,524	$2,592,924
Construction	442,408	270,008
Real estate	1,751,672	1,759,758
Consumer	23,954	21,470
Leases	65,943	95,607

Gross loans held for investment	5,333,501	4,739,767
Deferred income (net of direct origination costs)	(30,917)	(28,437)
Allowance for loan losses	(67,897)	(71,510)

Total loans held for investment, net	5,234,687	4,639,820
Loans held for sale	1,909,567	1,194,209

Total	$7,144,254	$5,834,029

We continue to lend primarily in Texas. As of September 30, 2011, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.
We originate substantially all of the loans in our portfolio, except participations in residential mortgage loans held for sale, select loan participations and syndications, which are underwritten independently by us prior to purchase and certain USDA and SBA government guaranteed loans that we purchase in the secondary market. We also participate in syndicated loan relationships, both as a participant and as an agent. As of September 30,

2011, we have $806.4 million in syndicated loans, $258.2 million of which we acted as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans originated by us. In addition, as of September 30, 2011, $21.1 million of our syndicated loans were nonperforming.
Summary of Loan Loss Experience
The provision for credit losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $7.0 million during the third quarter of 2011 compared to $13.5 million in the third quarter of 2010 and $8.0 million in the second quarter of 2011. The amount of reserves and provision required to support the reserve generally increased in 2009 and 2010 as a result of credit deterioration in our loan portfolio driven by negative changes in national and regional economic conditions and the impact of those conditions on the financial condition of borrowers and the values of assets, including real estate assets, pledged as collateral. However, in 2011 we have experienced improvements in credit quality and seen levels of reserves and provision decrease.
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
The combined reserve for credit losses, which includes a liability for losses on unfunded commitments, totaled $70.2 million at September 30, 2011, $73.4 million at December 31, 2010 and $78.4 million at September 30, 2010. The total reserve percentage decreased to 1.32% at September 30, 2011 from 1.56% of loans held for investment at December 31, 2010 and decreased from 1.75% of loans held for investment at September 30, 2010. The total reserve percentage had increased in 2009 and 2010 as a result of the effects of national and regional economic conditions on borrowers and values of assets pledged as collateral. The combined reserve is starting to trend down as we recognize losses on loans for which there were specific or general allocations of reserves and see improvement in our overall credit quality. The overall reserve for loan losses continues to result from consistent application of the loan loss reserve methodology as described above. At September 30, 2011, we believe the reserve is sufficient to cover all expected losses in the portfolio and has been derived from consistent application of the methodology described above. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, our estimate of expected losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

Activity in the reserve for loan losses is presented in the following table (in thousands):

	Nine months ended	Nine months ended	Year ended
	September 30,	September 30,	December 31,
	2011	2010	2010

Reserve for loan losses:
Beginning balance	$71,510	$67,931	$67,931
Loans charged-off:
Commercial	7,170	16,588	27,723
Real estate — construction	—	12,438	12,438
Real estate — term	18,837	3,766	9,517
Consumer	317	—	216
Equipment leases	980	1,407	1,555

Total charge-offs	27,304	34,199	51,449
Recoveries:
Commercial	798	129	176
Real estate — construction	248	1	1
Real estate — term	305	37	138
Consumer	5	2	4
Equipment leases	212	83	158

Total recoveries	1,568	252	477

Net charge-offs	25,736	33,947	50,972
Provision for loan losses	22,123	41,671	54,551

Ending balance	$67,897	$75,655	$71,510

Reserve for off-balance sheet credit losses:
Beginning balance	$1,897	$2,948	$2,948
Provision (benefit) for off-balance sheet credit losses	377	(171)	(1,051)

Ending balance	$2,274	$2,777	$1,897

Total reserve for credit losses	$70,171	$78,432	$73,407
Total provision for credit losses	$22,500	$41,500	$53,500
Reserve for loan losses to loans held for investment(2)	1.28%	1.69%	1.52%
Net charge-offs to average loans(1) (2)	0.70%	1.02%	1.14%
Total provision for credit losses to average loans(2)	0.61%	1.25%	1.20%
Recoveries to total charge-offs	5.74%	0.74%	0.93%
Reserve for off-balance sheet credit losses to off- balance sheet credit commitments	0.13%	0.21%	0.14%
Combined reserves for credit losses to loans held for investment(2)	1.32%	1.75%	1.56%
Non-performing assets:
Non-accrual loans	$66,714	$127,054	$112,090
OREO(4)	35,796	38,646	42,261

Total	$102,510	$165,700	$154,351

Restructured loans	$24,963	$—	$4,319
Loans past due 90 days and still accruing(3)	3,003	2,428	6,706
Reserve as a percent of non-performing loans(2)	1.0x	.6x	.6x

(1)	Interim period ratios are annualized.

(2)	Excludes loans held for sale.

(3)	At September 30, 2011, December 31, 2010 and September 30, 2010, loans past due 90 days and still accruing includes premium finance loans of $2.5 million, $3.3 million and $1.6 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(4)	At September 30, 2011, December 31, 2010 and September 30, 2010, OREO balance is net of $10.7 million, $12.9 million and $12.5 million valuation allowance, respectively.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type (in thousands):

	September 30,	September 30,	December 31,
	2011	2010	2010

Non-accrual loans
Commercial	$12,674	$51,859	$42,543
Construction	21,288	633	21
Real estate	29,167	72,147	62,497
Consumer	309	345	706
Leases	3,276	2,070	6,323

Total non-accrual loans	$66,714	$127,054	$112,090

The table below summarizes the non-accrual loans as segregated by loan type and type of property securing the credit as of September 30, 2011 (in thousands):

Non-accrual loans:
Commercial
Lines of credit secured by the following:
Various single family residences and notes receivable	$7,755
Assets of the borrowers	2,453
Other	2,466

Total commercial	12,674
Construction
Secured by:
Unimproved land and/or undeveloped residential lots	21,270
Other	18

Total construction	21,288
Real estate
Secured by:
Commercial property	8,560
Unimproved land and/or undeveloped residential lots	6,179
Rental properties and multi-family residential real estate	2,954
Single family residences	5,995
Other	5,479

Total real estate	29,167
Consumer	309
Leases (commercial leases primarily secured by assets of the lessor)	3,276

Total non-accrual loans	$66,714

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of September 30, 2011, $19.4 million of our non-accrual loans were earning on a cash basis.
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

At September 30, 2011, we had $3.0 million in loans past due 90 days and still accruing interest. At September 30, 2011, $2.5 million of the loans past due 90 days and still accruing are premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.
Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or either forgiveness of either principal or accrued interest. As of September 30, 2011, we have $25.0 million in loans considered restructured that are not already on nonaccrual. Of the nonaccrual loans at September 30, 2011, $23.2 million met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At September 30, 2011 and 2010, we had $18.1 million and $52.8 million, respectively, in loans of this type which were not included in either non-accrual or 90 days past due categories.
The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Beginning balance	$27,285	$42,077	$42,261	$27,264
Additions	12,661	2,999	19,254	22,357
Sales	(2,488)	(2,757)	(20,012)	(4,797)
Valuation allowance for OREO	(1,601)	(3,654)	(3,522)	(6,048)
Direct write-downs	(61)	(19)	(2,185)	(130)

Ending balance	$35,796	$38,646	$35,796	$38,646

The following table summarizes the assets held in OREO at September 30, 2011 (in thousands):

Unimproved commercial real estate lots and land	$4,867
Commercial buildings	9,385
Undeveloped land and residential lots	18,028
Multifamily lots and land	801
Other	2,715

Total OREO	$35,796

When foreclosure occurs, fair value, which is generally based on appraised values, may result in partial charge-off of a loan upon taking property, and so long as property is retained, subsequent reductions in appraised values will result in valuation adjustment taken as non-interest expense. In addition, if the decline in value is believed to be permanent and not just driven by market conditions, a direct write-down to the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure related to the appraised values during that holding period. During the three and nine months ended September 30, 2011, we recorded $1.7 million and $5.7 million in valuation expense, respectively. Of the $1.7 million recorded for the three months ended September 30, 2011, $1.6 million related to increases to the valuation allowance, and $61,000 related to direct write-downs. Of the $5.7 million recorded for the nine months ended September 30, 2011, $3.5 million related to increases to the valuation allowance, and $2.2 million related to direct write-downs.

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the demonstrated marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2010 and for nine months ended September 30, 2011, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings.
Our liquidity needs have typically been fulfilled through growth in our core customer deposits and supplemented with brokered deposits and borrowings as needed. Our goal is to obtain as much of our funding for loans held for investment and other earnings assets as possible from deposits of these core customers. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network, which is mainly through BankDirect. In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. Since December 31, 2009, growth in customer deposits eliminated the need for use of brokered CDs and none were outstanding at September 30, 2011. In prior periods, brokered CDs were generally of short maturities, 30 to 90 days, and were used to supplement temporary differences in the growth in loans, including growth in specific categories of loans, compared to customer deposits. The following table summarizes our core customer deposits and brokered deposits (in millions):

	September 30,	September 30,	December 31,
	2011	2010	2010

Deposits from core customers	$5,486.5	$5,407.0	$5,455.4
Deposits from core customers as a percent of total deposits	100.0%	100.0%	100.0%

Average deposits from core customers(1)	$5,272.8	$4,760.2	$4,982.6
Average deposits from core customers as a percent of total quarterly average deposits(1)	100.0%	100.0%	99.4%

Average brokered deposits(1)	$—	$—	$28.6
Average brokered deposits as a percent of total quarterly average deposits(1)	0.0%	0.0%	0.6%

(1)	Annual averages presented for December 31, 2010.
We have access to sources of brokered deposits of not less than an additional $3.3 billion. Customer deposits (total deposits minus brokered CDs) increased by $79.5 million from September 30, 2010 and increased $31.1 million from December 31, 2010.
Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our loans held for sale, due to their liquidity, short duration and interest spreads available. These borrowing sources include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes, and advances from the FHLB and the Federal Reserve. The following table summarizes our borrowings as of September 30, 2011 (in thousands):

Federal funds purchased	$321,930
Customer repurchase agreements	27,059
Treasury, tax and loan notes	2,834
FHLB borrowings	1,100,071
Trust preferred subordinated debentures	113,406

Total borrowings	$1,565,300

Maximum outstanding at any month-end during the year	$1,565,300

The following table summarizes our other borrowing capacities in excess of balances outstanding at September 30, 2011 (in thousands):

FHLB borrowing capacity relating to loans	$24,376
FHLB borrowing capacity relating to securities	55,900

Total FHLB borrowing capacity	$80,276

Unused federal funds lines available from commercial banks	$390,720

Our equity capital averaged $557.8 million for the nine months ended September 30, 2011, as compared to $511.2 million for the same period in 2010. This increase reflects our retention of net earnings during this period. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.
Our capital ratios remain above the levels required to be well capitalized and have been enhanced with the additional capital raised since 2008 and will allow us to grow organically with the addition of loan and deposit relationships.
Commitments and Contractual Obligations
The following table presents significant fixed and determinable contractual obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of September 30, 2011, our significant fixed and determinable contractual obligations to third parties were as follows (in thousands):

		After One but	After Three but
	Within One	Within Three	Within Five	After Five
	Year	Years	Years	Years	Total

Deposits without a stated maturity(1)	$4,372,052	$—	$—	$—	$4,372,052
Time deposits(1)	1,076,077	26,471	11,095	768	1,114,411
Federal funds purchased(1)	321,930	—	—	—	321,930
Customer repurchase agreements(1)	27,059	—	—	—	27,059
Treasury, tax and loan notes(1)	2,834	—	—	—	2,834
FHLB borrowings(1)	1,100,000	—	71	—	1,100,071
Operating lease obligations(1) (2)	2,226	24,565	15,846	40,545	83,182
Trust preferred subordinated debentures(1)	—	—	—	113,406	113,406

Total contractual obligations	$6,902,178	$51,036	$27,012	$154,719	$7,134,945

(1)	Excludes interest.

(2)	Non-balance sheet item.
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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of September 30, 2011, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
September 30, 2011
(In thousands)

	0-3 mo	4-12 mo	1-3 yr	3+ yr	Total
	Balance	Balance	Balance	Balance	Balance

Securities(1)	$26,171	$34,550	$44,010	$38,164	$142,895

Total variable loans	6,166,313	50,881	36,998	6,902	6,261,094
Total fixed loans	496,487	230,641	170,019	85,222	982,369

Total loans(2)	6,662,800	281,522	207,017	92,124	7,243,463

Total interest sensitive assets	$6,688,971	$316,072	$251,027	$130,288	$7,386,358

Liabilities:
Interest bearing customer deposits	$3,331,280	$—	$—	$—	$3,331,280
CDs & IRAs	232,208	223,516	26,471	11,863	494,058

Total interest bearing deposits	3,563,488	223,516	26,471	11,863	3,825,338

Repurchase agreements, Federal funds purchased, FHLB borrowings	1,451,823	—	71	—	1,451,894
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowings	1,451,823	—	71	113,406	1,565,300

Total interest sensitive liabilities	$5,015,311	$223,516	$26,542	$125,269	$5,390,638

GAP	$1,673,660	$92,556	$224,485	$5,019	$—
Cumulative GAP	1,673,660	1,766,216	1,990,701	1,995,720	1,995,720

Demand deposits					$1,661,125
Stockholders’ equity					587,944

Total					$2,249,069

(1)	Securities based on fair market value.

(2)	Loans include loans held for sale and are stated at gross.
The table above sets forth the balances as of September 30, 2011 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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
200 bp Increase
September 30, 2011
Change in net interest income	$21,807
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures as of September 30, 2011, and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could materially affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are aggressively defending against a $65.4 million jury verdict that was rendered in August 2011, in Antlers, Oklahoma, a town in rural Pushmataha County. The case was filed by one of the guarantors of a defaulted loan. No judgment has yet been entered by the trial court. The case has been removed to federal district court where we will pursue a dismissal of the suit, a change in verdict or a new trial. The removal is being contested. We will appeal any adverse judgment that is subsequently entered. We have been advised by counsel that there are numerous grounds for appeal.
In addition, we intend to pursue aggressively our suit originally filed in Texas in April 2010 against the plaintiff in the Oklahoma case and other guarantors of the defaulted loan. The loss related to the loan was recognized in the second quarter of 2010, and we have no remaining balance sheet exposure on the principal balance of the loan. As we currently believe a materially negative outcome in this matter is not probable, we have not established a reserve related to any potential exposure.
ITEM 1A. RISK FACTORS
There has not been any material change in the risk factors previously disclosed in the Company’s 2010 Form 10-K for the fiscal year ended December 31, 2010.

ITEM 5. EXHIBITS
(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: October 20, 2011

/s/ Peter B. Bartholow
Peter B. Bartholow
Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements ***

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.