Form 10-K
period 2011-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2012-02-23
CIK 1077428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934. For the fiscal year ended December 31, 2011
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities
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

Indicate by check mark if the issuer is a well-known seasoned issuer pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐        No  ☒

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐        No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒        ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Non-Accelerated Filer ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $916,485,000. There were 37,774,773 shares of the registrant’s common stock outstanding on February 22, 2012.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement relating to the 2012 Annual Meeting of Stockholders, which will be filed no later than April 5, 2011, are incorporated by reference into Part III of this Form 10-K.

ITEM 1.	BUSINESS

Background

Texas Capital Bancshares, Inc., a financial holding company, is the parent of Texas Capital Bank, National Association, a Texas-based bank headquartered in Dallas, with our primary banking offices in Dallas, Houston, Fort Worth, Austin and San Antonio, the state’s five largest metropolitan areas. All of our business activities are conducted through our bank subsidiary. Our market focus is commercial businesses and successful professionals and entrepreneurs, and we offer a variety of banking products and services to our customers. We have focused on organic growth, maintenance of credit quality and bankers with strong personal and professional relationships in their communities.

We focus on serving the needs of commercial businesses and successful professionals and entrepreneurs, the core of our model since our organization in March 1998. We do not incur the costs of competing in an over-branched and over-crowded consumer market. We are primarily a secured lender in Texas, and, as a result, we have experienced a low percentage of charge-offs relative to both total loans and non-performing loans since inception. Our loan portfolio is diversified by industry, collateral and geography in Texas.

Growth History

We have grown substantially in both size and profitability since our formation. The table below sets forth data regarding the growth of key areas of our business from December 2007 through December 2011 (in thousands):

	December 31
	2011	2010	2009	2008	2007

Loans held for investment	$5,572,371	$4,711,330	$4,457,293	$4,027,871	$3,462,608
Total loans(1)	7,652,452	5,905,539	5,150,797	4,524,222	3,636,774
Assets(1)	8,137,225	6,445,679	5,698,318	5,141,034	4,287,853
Demand deposits	1,751,944	1,451,307	899,492	587,161	529,334
Total deposits	5,556,257	5,455,401	4,120,725	3,333,187	3,066,377
Stockholders’ equity	616,331	528,319	481,360	387,073	295,138

(1)	From continuing operations.

The following table provides information about the growth of our loan portfolio by type of loan from December 2007 to December 2011 (in thousands):

	December 31
	2011	2010	2009	2008	2007
Commercial loans	$3,275,150	$2,592,924	$2,457,533	$2,276,054	$2,035,049
Total real estate loans	2,241,277	2,029,766	1,903,127	1,656,221	1,347,429
Construction loans	422,026	270,008	669,426	667,437	573,459
Real estate term loans	1,819,251	1,759,758	1,233,701	988,784	773,970
Loans held for sale	2,080,081	1,194,209	693,504	496,351	174,166
Loans held for sale from discontinued operations	393	490	586	648	731
Equipment leases	61,792	95,607	99,129	86,937	74,523
Consumer loans	24,822	21,470	25,065	32,671	28,334

The Texas Market

The Texas market for banking services is highly competitive. Texas’ largest banking organizations are headquartered outside of Texas and are controlled by out-of-state organizations. We also compete with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, full service brokerage firms and discount brokerage firms. We believe that many middle market companies and successful professionals and entrepreneurs are interested in banking with a company headquartered in, and with decision-making authority based in, Texas and with established Texas bankers who have the expertise to act as trusted advisors to the customer with regard to its banking needs. Our banking centers in our target markets are served by experienced bankers with lending expertise in the specific industries found in their market areas and established community ties. We believe our bank can offer customers more responsive and personalized service. We believe that, if we service these customers properly, we will be able to establish long-term relationships and provide multiple products to our customers, thereby enhancing our profitability.

Business Strategy

Utilizing the business and community ties of our management and their banking experience, our strategy is building an independent bank that focuses primarily on middle market business customers and successful professionals and entrepreneurs in each of the five major metropolitan markets of Texas. To achieve this, we seek to implement the following strategies:

•	target middle market businesses and successful professionals and entrepreneurs;

•	grow our loan and deposit base in our existing markets by hiring additional experienced Texas bankers;

•	continue the emphasis on credit policy to provide for credit quality consistent with long-term objectives;

•	improve our financial performance through the efficient management of our infrastructure and capital base, which includes:

•	leveraging our existing infrastructure to support a larger volume of business;

•	maintaining stringent internal approval processes for capital and operating expenses;

•	extensive use of outsourcing to provide cost-effective operational support with service levels consistent with large-bank operations; and

•	extend our reach within our target markets of Austin, Dallas, Fort Worth, Houston and San Antonio through service innovation and service excellence.

Products and Services

We offer a variety of loan, deposit account and other financial products and services to our customers.

Business Customers.    We offer a full range of products and services oriented to the needs of our business customers, including:

•	commercial loans for general corporate purposes including financing for working capital, internal growth, acquisitions and financing for business insurance premiums;

•	real estate term and construction loans;

•	equipment leasing;

•	treasury management services;

•	trust and wealth management services; and

•	letters of credit.

Individual Customers.    We also provide complete banking services for our individual customers, including:

•	personal trust and wealth management services;

•	certificates of deposit;

•	interest bearing and non-interest bearing checking accounts with optional features such as Visa® debit/ATM cards and overdraft protection;

•	traditional money market and savings accounts;

•	loans, both secured and unsecured; and

•	internet banking.

Lending Activities

We target our lending to middle market businesses and successful professionals and entrepreneurs that meet our credit standards. The credit standards are set by our standing Credit Policy Committee with the assistance of our Bank’s Chief Credit and Risk Officer, who is charged with ensuring that credit standards are met by loans in our portfolio. Our Credit Policy Committee is comprised of senior Bank officers including our Bank’s Chief Executive Officer, our Bank’s President/Chief Lending Officer and our Bank’s Chief Credit and Risk Officer. We believe we have maintained a diversified loan portfolio. Credit policies and underwriting guidelines are tailored to address the unique risks associated with each industry represented in the portfolio. Our credit standards for commercial borrowers reference numerous criteria with respect to the borrower, including historical and projected financial information, strength of management, acceptable collateral and associated advance rates, and market conditions and trends in the borrower’s industry. In addition, prospective loans are also analyzed based on current industry concentrations in our loan portfolio to prevent an unacceptable concentration of loans in any particular industry. We believe our credit standards are consistent with achieving business objectives in the markets we serve and will generally mitigate risks. We believe that we differentiate our bank from its competitors by focusing on and aggressively marketing to our core customers and accommodating, to the extent permitted by our credit standards, their individual needs.

We generally extend variable rate loans in which the interest rate fluctuates with a predetermined indicator such as the United States prime rate or the London Interbank Offered Rate (LIBOR). Our use of variable rate loans is designed to protect us from risks associated with interest rate fluctuations since the rates of interest earned will automatically reflect such fluctuations.

Deposit Products

We offer a variety of deposit products to our core customers at interest rates that are competitive with other banks. Our business deposit products include commercial checking accounts, lockbox accounts, cash concentration accounts, and other treasury management services, including an on-line system. Our treasury management on-line system offers information services, wire transfer initiation, ACH initiation, account transfer, and service integration. Our consumer deposit products include checking accounts, savings accounts, money market accounts and certificates of deposit. We also allow our consumer deposit customers to access their accounts, transfer funds, pay bills and perform other account functions over the Internet and through ATM machines.

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

Cayman Islands Branch

In June 2003, we received authorization from the Cayman Islands Monetary Authority to establish a branch of our bank in the Cayman Islands. We believe that a Cayman Islands branch of our bank enables us to offer more competitive cash management and deposit products to our core customers. Our Cayman Islands branch consists of an agented office to facilitate our offering of these products. We opened our Cayman Islands branch in September 2003. All deposits in the Cayman Branch come from U.S. based customers of our Bank. Deposits do not originate from foreign sources, and funds transfers neither come from nor go to facilities outside of the U.S. All deposits are in U.S. dollars. As of December 31, 2011, our Cayman Islands deposits totaled $480.3 million.

Employees

As of December 31, 2011, we had 786 full-time employees relating to our continuing operations. None of our employees is represented by a collective bargaining agreement and we consider our relations with our employees to be good.

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

Restrictions on Dividends and Repurchases.    Our source of funding to pay dividends is our bank. Our bank is subject to statutory dividend restrictions. Under such restrictions, national banks may not, without the prior approval of the OCC, declare dividends in excess of the sum of the current year’s net profits plus the retained net profits from the prior two years, less any required transfers to surplus. In addition, under the Federal Deposit Insurance Corporation Improvement Act of 1991, our bank may not pay any dividend if payment would cause it to become undercapitalized or in the event it is undercapitalized.

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

In addition to the risk-based capital guidelines, the OCC and the Federal Reserve use a leverage ratio as an additional tool to evaluate the capital adequacy of banking organizations. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Banking organizations must maintain a minimum leverage ratio of at least 3%, although most organizations are expected to maintain leverage ratios that are at least 100 to 200 basis points above this minimum ratio.

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

Transactions with Affiliates and Insiders.    Our bank is subject to Section 23A of the Federal Reserve Act which places limits on, among other covered transactions, the amount of loans or extensions of credit to affiliates that it may make. In addition, extensions of credit must be collateralized by Treasury securities or other collateral in prescribed amounts. It also limits the amount of advances to third parties which are collateralized by our securities or obligations or the securities or obligations of any of our non-banking subsidiaries.

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

Corrective Measures for Capital Deficiencies.    The Federal Deposit Insurance Corporation Improvement Act imposes a regulatory matrix which requires the federal banking agencies, which include the FDIC, the OCC and the Federal Reserve, to take “prompt corrective action” with respect to capital deficient institutions. The prompt corrective action provisions subject undercapitalized institutions to an increasingly stringent array of restrictions, requirements and prohibitions as their capital levels deteriorate. Should these corrective measures prove unsuccessful in recapitalizing the institution and correcting its problems, the Federal Deposit Insurance Corporation Improvement Act mandates that the institution be placed in receivership.

Pursuant to regulations promulgated under the Federal Deposit Insurance Corporation Improvement Act, the corrective actions that the banking agencies either must or may take are tied primarily to an institution’s capital levels. In accordance with the framework adopted by the Federal Deposit Insurance Corporation Improvement Act, the banking agencies have developed a classification system, pursuant to which all banks and thrifts are placed into one of five categories. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized.” A well capitalized bank has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or higher; a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 6% or higher; a leverage ratio (Tier 1 capital to total adjusted assets) of 5% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. Our bank’s total risk-based capital ratio was 10.12% at December 31, 2011 and, as a result, it is currently classified as “well capitalized” for purposes of the OCC’s prompt corrective action regulations. The bank’s capital category of “well capitalized” is determined solely for the purposes of applying prompt corrective action and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects. The OCC, Federal Reserve and FDIC may, pursuant to changes in their regulatory or statutory responsibilities, determine that additional capital may be required.

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

The Dodd-Frank Act.    On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 Act (“Dodd-Frank Act”) into law. The Dodd-Frank Act will have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, or Council, the Federal Reserve, the OCC, and the FDIC.

The following items provide a brief description of certain provisions of the Dodd-Frank Act that may have an effect on us.

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

•

The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Federal banking law currently limits a national bank’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

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

•

The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including ours. The Dodd-Frank Act (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials; (5) prohibits uninstructed broker votes on election of directors, executive compensation matters (including say on pay advisory votes), and other significant matters, and (6) requires disclosure on board leadership structure.

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

Our growth plans are dependent on the availability of capital and funding.    Our historical ability to raise capital through the sale of common stock and debt securities may become limited by market conditions beyond our control, as has been evidenced with the economic downturn and issues affecting the financial services industry. Due to changes in regulation, trust preferred is no longer viable as source of long-term debt capital, and treatment of trust preferred as capital may be changed by regulation prior to the maturity of the trust preferred. Change in capital treatment of trust preferred may require the Company to issue securities at times and with maturity, conditions, and rates that are disadvantageous. Pricing of capital, in terms of interest or dividend requirements or dilutive impact on earnings available to shareholders, has increased dramatically, and an increase in costs of capital can have a direct impact on operating performance and the ability to achieve growth objectives. Costs of funding could also increase dramatically and affect our growth objectives, as well as our financial performance. Additionally, the FDIC’s guarantee on non-interest bearing deposits was extended to December 31, 2012 but subsequent to that date we could be adversely affected in our ability to attract and maintain non-interest bearing deposits as a source of cost-effective funding. Adverse changes in operating performance or financial condition or changes in statutory or regulatory requirements could make raising additional capital difficult or extremely expensive.

Our operations are significantly affected by interest rate levels.    Our profitability is dependent to a large extent on our net interest income, which is the difference between interest income we earn as a result of interest paid to us on loans and investments and interest we pay to third parties such as our depositors and those from whom we borrow funds. Like most financial institutions, we are affected by changes in general interest rate levels, which are currently at record low levels, and by other economic factors beyond our control. Prolonged periods of unusually low interest rates may have an adverse effect on earnings or returns by reducing yields on loans and other earning assets and by reducing the value of demand deposits, stockholders’ equity and fixed rate liabilities with rates higher than available earning assets. Interest rate risk can result from mismatches between the dollar amount of repricing or maturing assets and liabilities and from mismatches in the timing and rate at which our assets and liabilities reprice. Although we have implemented strategies which we believe reduce the potential effects of changes in interest rates on our results of operations, these strategies will not always be successful. In addition, any substantial and prolonged increase in market interest rates could reduce our customers’ desire to borrow money from us or adversely affect their ability to repay their outstanding loans by increasing their costs since most of our loans have adjustable interest rates that reset periodically. If our borrowers’ ability to repay is affected, our level of non-performing assets would increase and the amount of interest earned on loans would decrease, thereby having an adverse effect on operating results. Any of these events could adversely affect our results of operations or financial condition.

Our business faces unpredictable economic and business conditions.    General economic conditions and specific business conditions impact the banking industry and our customers’ businesses. The credit quality of our loan portfolio necessarily reflects, among other things, the general economic conditions in the areas in which we conduct our business. Our continued financial success depends somewhat on factors beyond our control, including:

•

national and local economic conditions, as well as general economic consequences of international conditions, such as weakness in European sovereign debt and the impact of that weakness on the US and global economies;

•	incidence of customer fraud evident at times of severe economic weakness;

•	the supply and demand for investable funds;

•	interest rates; and

•	federal, state and local laws affecting these matters.

Substantial deterioration in any of the foregoing conditions, as we have experienced with the current economic downturn, can have a material adverse effect on our results of operations and financial condition, and we may not be able to sustain our historical rate of growth. Our bank’s customer base is primarily commercial in nature, and our bank does not have a significant branch network or retail deposit base. In periods of economic downturn, business and commercial deposits may tend to be more volatile than traditional retail consumer deposits and, therefore, during these periods our financial condition and results of operations could be adversely affected to a greater degree than our competitors that have a larger retail customer base. We rely on investors to purchase our loans held for sale participations in a timely manner. Due to industry and economic conditions, investors may slow their purchase or refuse to purchase the loans.

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

Our business is susceptible to fraud.    As a financial institution, we may experience fraud risk with our loan customers and deposit customers, both directly and indirectly. As a lender we rely on financial data which could turn out to be fraudulent, both when we’re the originator of a loan or when we are purchasing participation interests in loans originated by others. We believe we have the underwriting and operational controls in place to prevent or detect, but in some cases of collusion with multiple parties the fraud might not be readily detected and could result in losses that would affect our financial results. In addition, our lending customers could experience fraud in their business which would have an effect on their ability to repay us. Our deposit customers could be victims of fraud that may not result from ineffective controls on our part, but we could be expected to share in losses as a result of, and as a means to maintain, our relationship with the customer.

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

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.    The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event and our reliance on third party service providers who provide many of our technology services. Any damage or failure that causes an interruption in our operations could have an adverse effect on our customers. In addition, we must be able to protect the computer systems and network infrastructure utilized by us against physical damage, security breaches and service disruption caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and deter potential customers. Although we, with the help of third-party service providers, will continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, the failure of our customers to maintain appropriate security for their systems may increase our risk of loss. We have and will continue to incur costs with the training of our customers about protection of their systems. However, we cannot be assured that this training will be adequate to avoid risk to our customers or, under unknown circumstances to us.

We are subject to extensive government regulation and supervision.    We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. Federal regulation is also designed to cause the banking system to support governmental policies that may not be beneficial to our bank. These regulations affect our lending practices, capital structure, investment practices, dividend policy, operations and growth, among other things. These regulations also impose obligations to maintain appropriate policies, procedures and controls, among other things, to detect, prevent and report money laundering and terrorist financing and to verify the identities of our customers. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. The changes in regulation and requirements imposed on financial institutions, such as the Dodd-Frank Act and Basel III accords, could subject us to additional costs, impose requirements for additional capital, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Over a year after the adoption of the Dodd-Frank Act, there are still many related regulations that have not been written, so the effects of those are unknown at this time. We expend substantial effort and incur costs to improve our systems, audit capabilities, staffing and training in order to satisfy regulatory requirements, but the regulatory authorities may determine that such efforts are insufficient. Failure to comply with relevant laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. In addition, the FDIC has imposed higher general and special assessments on deposits based on general industry conditions and as a result of changes in specific programs, and there is no restriction on the amount by which the FDIC may increase deposit assessments in the future. These increased FDIC assessments have affected our earnings to a significant degree, and the industry may be subject to additional assessments, fees or taxes.

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

We are subject to contract claims and litigation pertaining to lending activities, employment practices, fiduciary responsibility related to our wealth management services and other general business matters.    From time to time, customers make claims and take legal action pertaining to our performance of any of the above. Whether customer claims and legal action related to our performance are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us they may result in significant financial liability which could require us to increase capital and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. In addition, employees can make claims related to our employment practices. If such claims or legal actions are not resolved in a manner favorable to us they may result in significant financial liability and/or adversely affect the market perception of us. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

The holders of our junior subordinated debentures have rights that are senior to those of our shareholders.    As of December 31, 2011, we had $113.4 million in junior subordinated debentures outstanding that were issued to our statutory trusts. The trusts purchased the junior subordinated debentures from us using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

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

Risks Associated With Our Industry

The earnings of financial services companies are significantly affected by general business and economic conditions.    As a financial services company, our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, economic conditions in foreign markets, political issues, legislative and regulatory changes, fluctuation in both debt and equity capital markets, broad trends in industry and finance and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. Continued weakness or further deterioration in economic conditions could result in decreases in loan collateral values and increases in loan delinquencies, non-performing assets and losses on loans and other real estate acquired through foreclosure of loans. Industry conditions, competition and the performance of our bank could also result in a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our results of operations and financial condition.

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

As of December 31, 2011, we conducted business at thirteen full service banking locations and one operations center. Our operations center houses our loan and deposit operations and the BankDirect call center. We lease the space in which our banking centers and the operations call center are located. These leases expire between March 2013 and May 2021, not including any renewal options that may be available.

The following table sets forth the location of our executive offices, operations center and each of our banking centers.

Type of Location	Address
Executive offices, banking location	2000 McKinney Avenue
Banking Center — Suite 190 Executive Offices — Suite 700
Dallas, Texas 75201

Operations center, banking location	2350 Lakeside Drive Banking Center — Suite 105
Operations Center — Suite 800
Richardson, Texas 75082

Banking location	14131 Midway Road
Suite 100
Addison, Texas 75001

Banking location	5910 North Central Expressway
Suite 150
Dallas, Texas 75206

Banking location	5800 Granite Parkway
Suite 150
Plano, Texas 75024

Executive offices	500 Throckmorton
Suite 300
Fort Worth, Texas 76102

Banking location	570 Throckmorton
Fort Worth, Texas 76102

Executive offices, banking location	114 West 7th Street Banking center — Suite 100 Executive offices — Suite 300
Austin, Texas 78701

Banking location	3818 Bee Caves Road
Austin, Texas 78746

Banking location	One Chisholm Trail Suite 225
Round Rock, Texas 78681

Executive offices, banking location	745 East Mulberry Street
Banking center — Suite 150 Executive offices — Suite 350
San Antonio, Texas 78212

Banking location	7373 Broadway
Suite 100
San Antonio, Texas 78209

Executive offices, banking location	One Riverway
Banking center — Suite 150 Executive offices — Suite 2100
Houston, Texas 77056

Banking location	Westway II
4424 West Sam Houston Parkway N.
Suite 170
Houston, TX 77041

ITEM 3.	LEGAL PROCEEDINGS

We are aggressively defending against a $65.4 million jury verdict that was rendered in August 2011, in Antlers, Oklahoma, a town in rural Pushmataha County. The case was filed by one of the guarantors of a defaulted loan. A judgment has been entered by the trial court. We are pursuing a dismissal of the suit, a change in verdict or a new trial. We will appeal any further adverse judgment that is entered. We have been advised by counsel that there are numerous grounds for dismissal, change in verdict and any appeal.

In addition, we intend to pursue aggressively our suit filed in Texas in April 2010 against the plaintiff in the Oklahoma case and other guarantors of the defaulted loan. The loss related to the loan was recognized in the second quarter of 2010, and we have no remaining balance sheet exposure on the principal balance of the loan. As we currently believe a materially negative outcome in this matter is not probable, we have not established a reserve related to any potential exposure.

We are also involved in legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on our results of operations or financial condition.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol “TCBI”. On February 22, 2012, there were approximately 291 holders of record of our common stock.

No cash dividends have ever been paid by us on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our principal source of funds to pay cash dividends on our common stock would be cash dividends from our bank. The payment of dividends by our bank is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities.

The following table presents the range of high and low bid prices reported on The Nasdaq Global Select Market for each of the four quarters of 2010 and 2011.

	Price Per Share
Quarter Ended	High	Low
March 31, 2010	19.39	13.75
June 30, 2010	21.45	14.86
September 30, 2010	18.85	15.03
December 31, 2010	22.73	16.65
March 31, 2011	26.48	20.20
June 30, 2011	26.79	23.96
September 30, 2011	29.48	21.39
December 31, 2011	30.98	21.70

Equity Compensation Plan Information

The following table presents certain information regarding our equity compensation plans as of December 31, 2011.

Plan category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	2,214,602	$16.31	447,065
Equity compensation plans not approved by security holders	—	—	—

Total	2,214,602	$16.31	447,065

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

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Texas Capital
Bancshares, Inc.	$14.48	$21.62	$22.38	$19.88	$18.25	$13.36	$13.96	$21.34	$30.61
Russell 2000
Index RTY	556.91	658.72	681.26	796.70	775.75	509.18	633.31	792.00	751.12
Nasdaq Bank
Index CBNK	2,899.18	3,288.71	3,154.28	3,498.55	2,746.89	2,098.35	1,693.34	1,882.37	1,654.00

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	At or For the Year Ended December 31
	2011	2010	2009	2008	2007
	(In thousands, except per share, average share and percentage data)
Consolidated Operating Data (1)
Interest income	$321,600	$279,810	$243,153	$248,930	$289,292
Interest expense	18,663	38,136	46,462	97,193	149,540

Net interest income	302,937	241,674	196,691	151,737	139,752
Provision for credit losses	28,500	53,500	43,500	26,750	14,000

Net interest income after provision for credit losses	274,437	188,174	153,191	124,987	125,752
Non-interest income	32,232	32,263	29,260	22,470	20,627
Non-interest expense	188,201	163,488	145,542	109,651	98,606

Income from continuing operations before income taxes	118,468	56,949	36,909	37,806	47,773
Income tax expense	42,366	19,626	12,522	12,924	16,420

Income from continuing operations	76,102	37,323	24,387	24,882	31,353
Loss from discontinued operations (after-tax)	(126)	(136)	(235)	(616)	(1,931)

Net income	75,976	37,187	24,152	24,266	29,422
Preferred stock dividends	—	—	5,383	—	—

Net income available to common shareholders	$75,976	$37,187	$18,769	$24,266	$29,422

Consolidated Balance Sheet Data (1)
Total assets (3)	$8,137,225	$6,445,679	$5,698,318	$5,141,034	$4,287,853
Loans held for investment	5,572,371	4,711,330	4,457,293	4,027,871	3,462,608
Loans held for sale	2,080,081	1,194,209	693,504	496,351	174,166
Loans held for sale from discontinued operations	393	490	586	648	731
Securities available-for-sale	143,710	185,424	266,128	378,752	440,119
Demand deposits	1,751,944	1,451,307	899,492	587,161	529,334
Total deposits	5,556,257	5,455,401	4,120,725	3,333,187	3,066,377
Federal funds purchased	412,249	283,781	580,519	350,155	344,813
Other borrowings	1,355,867	14,106	376,510	930,452	439,038
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406	113,406
Stockholders’ equity	616,331	528,319	481,360	387,073	295,138

Other Financial Data
Income per share
Basic
Income from continuing operations	$2.04	$1.02	$0.56	$0.89	$1.20
Net income	2.03	1.02	0.55	0.87	1.12
Diluted
Income from continuing operations	$1.99	$1.00	$0.56	$0.89	$1.18
Net income	1.98	1.00	0.55	0.87	1.10
Tangible book value per share (4)	15.69	13.89	12.96	12.19	10.92
Book value per share (4)	16.24	14.15	13.23	12.44	11.22
Weighted average shares
Basic	37,334,743	36,627,329	34,113,285	27,952,973	26,187,084
Diluted	38,333,077	37,346,028	34,410,454	28,048,463	26,678,571
Selected Financial Ratios
Performance Ratios
From continuing operations:
Net interest margin	4.68%	4.28%	3.89%	3.54%	3.82%
Return on average assets	1.12%	0.63%	0.46%	0.55%	0.80%
Return on average equity	13.39%	7.23%	5.15%	7.46%	11.51%
Efficiency ratio	56.15%	59.68%	64.41%	62.94%	61.48%
Non-interest expense to average earning assets	2.90%	2.88%	2.87%	2.54%	2.68%
From consolidated:
Net interest margin	4.68%	4.28%	3.89%	3.54%	3.82%
Return on average assets	1.11%	0.62%	0.45%	0.54%	0.75%
Return on average equity	13.37%	7.21%	5.10%	7.28%	10.80%
Asset Quality Ratios
Net charge-offs (recoveries) to average loans (2)	0.58%	1.14%	0.46%	0.35%	0.07%
Reserve for loan losses to loans held for investment (2)	1.26%	1.52%	1.52%	1.13%	0.92%
Reserve for loan losses to non-accrual loans (2)	1.3x	.6x	.7x	1.0x	1.5x
Non-accrual loans to loans (2)	0.98%	2.38%	2.15%	1.18%	0.62%
Total NPAs to loans plus OREO (2)	1.58%	3.25%	2.74%	1.81%	0.69%

Capital and Liquidity Ratios
Total capital ratio	10.56%	11.83%	11.98%	10.92%	10.56%
Tier 1 capital ratio	9.57%	10.58%	10.73%	9.97%	9.41%
Tier 1 leverage ratio	8.78%	9.36%	10.54%	10.21%	9.38%
Average equity/average assets	8.33%	8.67%	8.91%	7.38%	6.98%
Tangible common equity/total tangible assets (4)	7.29%	7.98%	8.18%	7.36%	6.73%
Average net loans/average deposits	115.68%	105.50%	128.43%	120.03%	103.64%

(1)	The consolidated statement of operating data and consolidated balance sheet data presented above for the five most recent fiscal years ended December 31, have been derived from our audited consolidated financial statements. The historical results are not necessarily indicative of the results to be expected in any future period.

(2)	Excludes loans held for sale.

(3)	From continuing operations.

(4)	Excludes unrealized gains/losses on securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements involve risks and uncertainties, many of which are beyond our control that may cause actual results to differ materially from those in such statements. The important factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, the following:

1)	Changes in interest rates and the relationship between rate indices, including LIBOR and Fed Funds

2)	Changes in the levels of loan prepayments, which could affect the value of our loans or investment securities

3)	Changes in general economic and business conditions in areas or markets where we compete

4)	Competition from banks and other financial institutions for loans and customer deposits

5)	The failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses and differences in assumptions utilized by banking regulators which could have retroactive impact

6)	The loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels

7)	Changes in government regulations including changes as a result of the recent economic crisis. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry. Many of the related regulations are still not written so the potential impact is still unknown.

8)	Claims and litigation, whether founded or unfounded, may result in significant financial liability if legal actions are not resolved in a manner favorable to us.

Forward-looking statements speak only as of the date on which such statements are made. We have no obligation to update or revise any forward looking statements as a result of new information or future events. In light of these assumptions, risks and uncertainties, the events discussed in any forward looking statements in this annual report might not occur.

Overview of Our Business Operations

We commenced our banking operations in December 1998. An important aspect of our growth strategy has been our ability to service and effectively manage a large number of loans and deposit accounts in multiple markets in Texas. Accordingly, we created an operations infrastructure sufficient to support state-wide lending and banking operations.

The following discussions and analyses present the significant factors affecting our financial condition as of December 31, 2011 and 2010 and results of operations for each of the three years in the period ended December 31, 2011. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing later in this report. Please also note the below description about our discontinued operations and how it is reflected in the following discussions of our financial condition and results of operations.

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

The loss from discontinued operations was $126,000 and $136,000, net of taxes, for the years 2011 and 2010, respectively. The 2011 losses are primarily related to continuing legal and salary expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $393,000 in loans held for sale from discontinued operations that are carried at the estimated market value at year-end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we will address any future requests from investors related to repurchasing loans previously sold. While the balances as of December 31, 2011 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation. Our mortgage warehouse lending operations were not part of the sale, and are included in the results from continuing operations. Except as otherwise noted, all amounts and disclosures throughout this document reflect only the Company’s continuing operations.

Year ended December 31, 2011 compared to year ended December 31, 2010

We reported net income of $76.1 million, or $1.99 per diluted common share, for the year ended December 31, 2011, compared to $37.3 million, or $1.00 per diluted common share, for the same period in 2010. Return on average equity was 13.39% and return on average assets was 1.12% for the year ended December 31, 2011, compared to 7.23% and .63%, respectively, for the same period in 2010.

Net income increased $38.8 million, or 104%, for the year ended December 31, 2011 compared to the same period in 2010. The $38.8 million increase was primarily the result of a $61.3 million increase in net interest income and a $25.0 million decrease in the provision for credit losses, offset by a $24.7 million increase in non-interest expense, and a $22.7 million increase in income tax expense.

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

Net income increased $12.9 million, or 53%, for the year ended December 31, 2010, and net income available to common shareholders increased $18.3 million, or 96%, compared to the same period in 2009. The $12.9 million increase was primarily the result of a $45.0 million increase in net interest income and a $3.0 million increase in non-interest income, offset by a $10.0 million increase in the provision for credit losses and a $17.9 million increase in non-interest expense, and a $7.1 million increase in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income was $302.9 million for the year ended December 31, 2011 compared to $241.7 million for the same period of 2010. The increase in net interest income was primarily due to an increase of $819.4 million in average earning assets and the increase in our net interest margin. The increase in average earning assets from 2010 included a $915.4 million increase in average net loans offset by a $65.6 million decrease in average securities. For the year ended December 31, 2011, average net loans and securities represented 96% and 2%, respectively, of average earning assets compared to 93% and 4%, respectively, in 2010.

Average interest bearing liabilities for the year ended December 31, 2011 increased $393.7 million from the year ended December 31, 2010, which included a $48.5 million decrease in interest bearing deposits and a $442.3 million increase in other borrowings. At the beginning of the year we actively turned away certain higher priced deposits. For the same periods, the average balance of demand deposits increased to $1.5 billion from $1.1 billion. The average cost of interest bearing liabilities decreased from 0.89% for the year ended December 31, 2010 to 0.40% in 2011, reflecting the continued low market interest rates, and our focus on reducing deposit rates.

Net interest income was $241.7 million for the year ended December 31, 2010 compared to $196.7 million for the same period of 2009. The increase in net interest income was primarily due to an increase of $593.7 million in average earning assets and the increase in our net interest margin. The increase in average earning assets from 2009 included a $546.1 million increase in average net loans offset by a $92.0 million decrease in average securities. For the year ended December 31, 2010, average net loans and securities represented 93% and 4%, respectively, of average earning assets compared to 93% and 6%, respectively, in 2009.

Average interest bearing liabilities for the year ended December 31, 2010 increased $222.2 million from the year ended December 31, 2009, which included a $964.5 million increase in interest bearing deposits and a $742.2 million decrease in other borrowings. For the same periods, the average balance of demand deposits increased to $1.1 billion from $760.8 million. The average cost of interest bearing liabilities decreased from 1.14% for the year ended December 31, 2009 to 0.89% in 2010, reflecting the continued low market interest rates, and our focus on reducing deposit rates.

Volume/Rate Analysis

	Years Ended December 31,
	2011/2010			2010/2009
	Net Change	Change Due To(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate		Volume	Yield/Rate
Interest income:
Securities(2)	$(3,123)	$(2,942)	$(181)	$(4,200)	$(4,136)	$(64)

Loans held for sale	12,132	15,526	(3,394)	13,472	13,628	(156)
Loans held for investment	32,618	29,748	2,870	27,031	13,195	13,836
Federal funds sold	(173)	(169)	(4)	179	395	(216)
Deposits in other banks	236	148	88	72	126	(54)

Total	41,690	42,311	(621)	36,554	23,208	13,346
Interest expense:
Transaction deposits	(779)	(104)	(675)	732	474	258
Savings deposits	(7,980)	1,911	(9,891)	5,695	8,186	(2,491)
Time deposits	(6,476)	(4,497)	(1,979)	(9,163)	(4,833)	(4,330)
Deposits in foreign branches	(3,124)	1,083	(4,207)	(1,779)	(161)	(1,618)
Borrowed funds	(1,114)	1,819	(2,933)	(3,811)	(3,196)	(615)

Total	(19,473)	212	(19,685)	(8,326)	470	(8,796)

Net interest income	$61,163	$42,099	$19,064	$44,880	$22,738	$22,142

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable assuming a 35% tax rate.

Net interest margin from continuing operations, the ratio of net interest income to average earning assets, increased from 4.28% in 2010 to 4.68% in 2011. This 40 basis point increase was a result of a decline in the costs of interest bearing liabilities and growth in non-interest bearing deposits. Total cost of funding decreased from .64% for 2010 to ..27% for 2011. Also contributing to the increase in net interest margin was a 2 basis point increase in the yield on earning assets from 2010.

Net interest margin from continuing operations, the ratio of net interest income to average earning assets, increased from 3.89% in 2009 to 4.28% in 2010. This 39 basis point increase was a result of a decline in the costs of interest bearing liabilities and growth in non-interest bearing deposits. Total cost of funding decreased from .87% for 2009 to .64% for 2010. Also contributing to the increase in net interest margin was a 14 basis point increase in the yield on earning assets from 2009.

Consolidated Daily Average Balances, Average Yields and Rates

	Year ended December 31
	2011			2010			2009
	Average Balance	Revenue / Expense(1)	Yield / Rate	Average Balance	Revenue / Expense(1)	Yield / Rate	Average Balance	Revenue / Expense(1)	Yield / Rate
Assets
Securities — Taxable	$123,124	$5,186	4.21%	$183,363	$8,023	4.38%	$269,888	$11,928	4.42%
Securities — Non-taxable(2)	33,996	1,957	5.76%	39,360	2,243	5.70%	44,873	2,538	5.66%
Federal funds sold	21,897	37	0.17%	112,716	210	0.19%	8,196	31	0.38%
Deposits in other banks	107,734	352	0.33%	47,365	116	0.24%	12,266	44	0.36%
Loans held for sale	1,210,954	53,940	4.45%	883,033	41,808	4.73%	596,271	28,336	4.75%
Loans held for investment	5,059,134	260,813	5.16%	4,475,668	228,195	5.10%	4,200,174	201,164	4.79%
Less reserve for loan losses	67,888	—	—	71,942	—	—	55,784	—	—

Loans, net	6,202,200	314,753	5.07%	5,286,759	270,003	5.11%	4,740,661	229,500	4.84%

Total earning assets	6,488,951	322,285	4.97%	5,669,563	280,595	4.95%	5,075,884	244,041	4.81%
Cash and other assets	330,137			281,448			245,034

Total assets	$6,819,088			$5,951,011			$5,320,918

Liabilities and stockholders’ equity
Transaction deposits	$391,100	$195	0.05%	$437,674	$974	0.22%	$147,961	$242	0.16%
Savings deposits	2,401,997	7,797	0.32%	2,142,541	15,777	0.74%	1,182,442	10,082	0.85%
Time deposits	562,654	5,231	0.93%	913,616	11,707	1.28%	1,188,964	20,870	1.76%
Deposits in foreign branches	490,703	1,727	0.35%	401,155	4,851	1.21%	411,116	6,630	1.61%

Total interest bearing deposits	3,846,454	14,950	0.39%	3,894,986	33,309	0.86%	2,930,483	37,824	1.29%
Other borrowings	723,172	1,140	0.16%	280,899	1,155	0.41%	1,023,198	4,406	0.43%
Trust preferred subordinated debentures	113,406	2,573	2.27%	113,406	3,672	3.24%	113,406	4,232	3.73%

Total interest bearing liabilities	4,683,032	18,663	0.40%	4,289,291	38,136	0.89%	4,067,087	46,462	1.14%
Demand deposits	1,515,021			1,116,260			760,776
Other liabilities	52,888			29,492			19,207
Stockholders’ equity	568,147			515,968			473,848

Total liabilities and stockholders’ equity	$6,819,088			$5,951,011			$5,320,918

Net interest income		$303,622			$242,459			$197,579
Net interest margin			4.68%			4.28%			3.89%
Net interest spread			4.57%			4.06%			3.67%

Additional information from discontinued operations:
Loans held for sale from discontinued operations	$423			$564			$600
Borrowed funds	423			564			600
Net interest income		$33			$36			$61
Net interest margin — consolidated			4.68%			4.28%			3.89%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income. Loan interest income includes loan fees totaling $27.5 million, $20.0 million and $17.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(2)	Taxable equivalent rates used where applicable assuming a 35% tax rate.

Non-interest income

	Year ended December 31
	2011	2010	2009
	(in thousands)
Service charges on deposit accounts	$6,480	$6,392	$6,287
Trust fee income	4,219	3,846	3,815
Bank owned life insurance (BOLI) income	2,095	1,889	1,579
Brokered loan fees	11,335	11,190	9,043
Equipment rental income	1,905	4,134	5,557
Other(1)	6,198	4,812	2,979

Total non-interest income	$32,232	$32,263	$29,260

(1)	Other income includes such items as letter of credit fees, swap fees and other general operating income, none of which account for 1% or more of total interest income and non-interest income.

Non-interest income decreased slightly during the year ended December 31, 2011 to $32.2 million, compared to $32.3 million during the same period in 2010. The decrease was primarily due to a $2.2 million decrease in equipment rental income related to a decline in the leased equipment portfolio. Offsetting this decrease was a $1.4 million increase in other non-interest income primarily related to an increase in swap fees during 2011. Swap fees are fees related to customer swap transactions and are received from the institution that is our counterparty on the transaction. See Note 20 – Derivative Financial Instruments for further discussion.

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

Non-interest Expense

	Year ended December 31
	2011	2010	2009
	(in thousands)
Salaries and employee benefits	$100,535	$85,298	$73,419
Net occupancy expense	13,657	12,314	12,291
Leased equipment depreciation	1,482	3,297	4,319
Marketing	11,109	5,419	3,034
Legal and professional	14,996	11,837	11,846
Communications and technology	9,608	8,511	6,510
FDIC insurance assessment	7,543	9,202	8,464
Allowance and other carrying costs for OREO	9,586	10,404	10,345
Other(1)	19,685	17,206	15,314

Total non-interest expense	$188,201	$163,488	$145,542

(1)	Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, due from bank charges and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the year ended December 31, 2011 increased $24.7 million compared to the same period of 2010 primarily related to increases in salaries and employee benefits, marketing expense and legal and professional expenses.

Salaries and employee benefits expense increased $15.2 million to $100.5 million during the year ended December 31, 2011. This increase resulted primarily from general business growth.

Leased equipment depreciation expense decreased by $1.8 million during the year ended December 31, 2011 due to the decline in the leased equipment portfolio.

Marketing expense for the year ended December 31, 2011 increased $5.7 million compared to the same period in 2010. Marketing expense for the year ended December 31, 2011 included $669,000 of direct marketing and advertising expense and $2.6 million in business development expense compared to $246,000 and $2.2 million, respectively, in 2010. Marketing expense for the year ended December 31, 2011 also included $7.8 million for the purchase of miles related to the American Airlines AAdvantage® program and other treasury management deposit programs compared to $3.0 million during 2010. Marketing may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets.

Legal and professional expense increased $3.2 million, or 27%, for the year ended December 31, 2011 compared to the same period in 2010. Our legal and professional expense will continue to fluctuate from year to year and could increase in the future as we respond to continued regulatory changes and strategic initiatives, but we should see a decrease in the cost of resolving problem assets under improving economic conditions.

Communications and technology expense increased $1.1 million to $9.6 million during the year ended December 31, 2011 as a result of general business and customer growth.

FDIC insurance assessment expense decreased by $1.7 million from $9.2 million in 2010 to $7.5 million as a result of changes to the FDIC assessment method.

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

Marketing expense for the year ended December 31, 2010 increased $2.4 million compared to the same period in 2009. Marketing expense for the year ended December 31, 2010 included $246,000 of direct marketing and advertising expense and $2.2 million in business development expense compared to $444,000 and $1.7 million, respectively, in 2009. Marketing expense for the year ended December 31, 2010 also included $3.0 million for the purchase of miles related to the American Airlines AAdvantage® program compared to $926,000 during 2009. Marketing may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets.

Communications and technology expense increased $2.0 million to $8.5 million during the year ended December 31, 2010 as a result of general business and customer growth.

FDIC insurance assessment expense increased by $738,000 from $8.5 million in 2009 to $9.2 million due to higher rates and an increase in our deposit base.

Analysis of Financial Condition

Loans

Our total loans have grown at an annual rate of 14%, 15% and 30% in 2009, 2010 and 2011, respectively, reflecting the build-up of our lending operations. Our business plan focuses primarily on lending to middle market businesses and successful professionals and entrepreneurs, and as such, commercial and real estate loans have comprised a majority of our loan portfolio since we commenced operations, comprising 66% of total loans at December 31, 2011. Construction loans have decreased from 16% of the portfolio at December 31, 2007 to 6% of the portfolio at December 31, 2011. Consumer loans generally have represented 1% or less of the portfolio from December 31, 2007 to December 31, 2011. Loans held for sale, which relates to our mortgage warehouse lending operations where we invest in mortgage loan participations that are typically sold within 10 to 20 days. Volumes fluctuate based on the level of market demand in the product and the number of days between purchase and sale of the participated loans. If, due to market conditions, loans are not sold within the normal timeframe they may be transferred to the loans held for investment portfolio at a lower of cost or fair value. The loans are then subject to normal loan review, grading and reserve allocation requirements.

We originate the substantial majority of the loans held for investment in our portfolio. We also participate in syndicated loan relationships, both as a participant and as an agent. As of December 31, 2011, we have $946.1 million in syndicated loans, $253.4 million of which we acted as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans originated by us. In addition, as of December 31, 2011, $20.0 million of our syndicated loans were nonperforming, and none are considered potential problem loans.

The following summarizes our loans on a gross basis by major category as of the dates indicated (in thousands):

	December 31
	2011	2010	2009	2008	2007
Commercial	$3,275,150	$2,592,924	$2,457,533	$2,276,054	$2,035,049
Construction	422,026	270,008	669,426	667,437	573,459
Real estate	1,819,251	1,759,758	1,233,701	988,784	773,970
Consumer	24,822	21,470	25,065	32,671	28,334
Equipment leases	61,792	95,607	99,129	86,937	74,523
Loans held for sale	2,080,081	1,194,209	693,504	496,351	174,166

Total	$7,683,122	$5,933,976	$5,178,358	$4,548,234	$3,659,501

Commercial Loans and Leases.    Our commercial loan portfolio is comprised of lines of credit for working capital and term loans and leases to finance equipment and other business assets. Our energy production loans are generally collateralized with proven reserves based on appropriate valuation standards. Our commercial loans and leases are underwritten after carefully evaluating and understanding the borrower’s ability to operate profitably. Our underwriting standards are designed to promote relationship banking rather than making loans on a transaction basis. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. At December 31, 2011, funded commercial loans and leases totaled approximately $3.3 billion, approximately 43% of our total funded loans.

Real Estate Loans.    Approximately 21% of our real estate loan portfolio (excluding construction loans) and 5% of the total portfolio is comprised of loans secured by properties other than market risk or investment-type real estate. Market risk loans are real estate loans where the primary source of repayment is expected to come from the sale or lease of the real property collateral. We generally provide temporary financing for commercial and residential property. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Our real estate loans generally have maximum terms of five to seven years, and we provide loans with both floating and fixed rates. We generally avoid long-term loans for commercial real estate held for investment. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Appraised values may be highly variable due to market conditions and impact of the inability of potential purchasers and lessees to obtain financing and lack of transactions at comparable values. At December 31, 2011, real estate term loans totaled approximately $1.8 billion, or 24% of our total funded loans; of this total, $1,593.1 million were loans with floating rates and $226.2 million were loans with fixed rates.

Construction Loans.    Our construction loan portfolio consists primarily of single- and multi-family residential properties and commercial projects used in manufacturing, warehousing, service or retail businesses. Our construction loans generally have terms of one to three years. We typically make construction loans to developers, builders and contractors that have an established record of successful project completion and loan repayment and have a substantial investment in the borrowers’ equity. However, construction loans are generally based upon estimates of costs and value associated with the completed project. Sources of repayment for these types of loans may be pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from us until permanent financing is obtained. The nature of these loans makes ultimate repayment extremely sensitive to overall economic conditions. Borrowers may not be able to correct conditions of default in loans, increasing risk of exposure to classification, NPA status, reserve allocation and actual credit loss and foreclosure. These loans typically have floating rates and commitment fees. At December 31, 2011, funded construction real estate loans totaled approximately $422.0 million, approximately 6% of our total funded loans.

Loans Held for Sale.    Our loans held for sale consist of participations purchased in single-family residential mortgages funded through our warehouse lending group. These loans are typically on our balance sheet for 10 to 20 days or less. We have agreements with mortgage lenders and participate in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans. At December 31, 2011, loans held for sale totaled approximately $2.1 billion, approximately 27% of our total funded loans.

Letters of Credit.    We issue standby and commercial letters of credit, and can service the international needs of our clients through correspondent banks. At December 31, 2011, our commitments under letters of credit totaled approximately $71.4 million.

Portfolio Geographic and Industry Concentrations

We continue to lend primarily in Texas. As of December 31, 2011, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. The table below summarizes the industry concentrations of our funded loans at December 31, 2011. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.

(in thousands)	Amount	Percent of Total Loans

Services	$2,425,324	31.5%
Loans held for sale	2,080,081	27.1%
Investors and investment management companies	845,958	11.0%
Petrochemical and mining	783,913	10.2%
Contracting — construction and real estate development	653,023	8.5%
Manufacturing	261,098	3.4%
Personal/household	180,688	2.4%
Wholesale	182,605	2.4%
Retail	163,970	2.1%
Contracting — trades	62,414	0.8%
Government	28,499	0.4%
Agriculture	15,549	0.2%
Total	$7,683,122	100.0%

Our largest concentration in any single industry is in services. Loans extended to borrowers within the services industries include loans to finance working capital and equipment, as well as loans to finance investment and owner-occupied real estate. Significant trade categories represented within the services industries include, but are not limited to, real estate services, financial services, leasing companies, transportation and communication, and hospitality services. Borrowers represented within the real estate services category are largely owners and managers of both residential and non-residential commercial real estate properties. Personal/household loans include loans to certain successful professionals and entrepreneurs for commercial purposes, in addition to consumer loans. Loans held for sale are those loans originated by our mortgage warehouse lending group. Loans extended to borrowers within the contracting industry are comprised largely of loans to land developers and to both heavy construction and general commercial contractors. Many of these loans are secured by real estate properties, the development of which is or may be financed by our bank. Loans extended to borrowers within the petrochemical and mining industries are predominantly loans to finance the exploration and production of petroleum and natural gas. These loans are generally secured by proven petroleum and natural gas reserves.

We make loans that are appropriately collateralized under our credit standards. Approximately 97% of our funded loans are secured by collateral. Over 90% of the real estate collateral is located in Texas. The table below sets forth information regarding the distribution of our funded loans among various types of collateral at December 31, 2011 (in thousands except percentage data):

	Amount	Percent of Total Loans

Collateral type:
Real property	$2,241,277	29.1%
Business assets	2,128,599	27.7%
Participations in loans held for sale	2,080,081	27.1%
Energy	629,012	8.2%
Unsecured	212,696	2.8%
Other assets	146,456	1.9%
Highly liquid assets	181,799	2.4%
Rolling stock	33,083	0.4%
U. S. Government guaranty	30,119	0.4%
Total	$7,683,122	100.0%

As noted in the table above, 29.1% of our loans are secured by real estate. The table below summarizes our real estate loan portfolio as segregated by the type of property securing the credit. Property type concentrations are stated as a percentage of year-end total real estate loans as of December 31, 2011 (in thousands except percentage data):

	Amount	Percent of Total Real Estate Loans
Property type:
Market risk
Commercial buildings	$652,006	29.1%
Unimproved land	133,087	5.9%
Apartment buildings	215,456	9.6%
Shopping center/mall buildings	184,477	8.2%
1-4 Family dwellings (other than condominium)	208,785	9.3%
Residential lots	130,931	5.8%
Hotel/motel buildings	107,177	4.8%
Other	200,532	9.0%
Other than market risk
Commercial buildings	214,865	9.6%
1-4 Family dwellings (other than condominium)	82,164	3.7%
Other	111,797	5.0%

Total real estate loans	$2,241,277	100.0%

The table below summarizes our market risk real estate portfolio as segregated by the geographic region in which the property is located (in thousands except percentage data):

	Amount	Percent of Total
Geographic region:
Dallas/Fort Worth	$683,426	37.3%
Houston	400,250	21.8%
Austin	230,007	12.6%
San Antonio	241,302	13.2%
Other Texas cities	150,475	8.2%
Other states	126,991	6.9%

Total market risk real estate loans	$1,832,451	100.0%

We extend market risk real estate loans, including both construction/development financing and limited term financing, to professional real estate developers and owners/managers of commercial real estate projects and properties who have a demonstrated record of past success with similar properties. Collateral properties include office buildings, warehouse/distribution buildings, shopping centers, apartment buildings, residential and commercial tract development located primarily within our five major metropolitan markets in Texas. As such loans are generally repaid through the borrowers’ sale or lease of the properties, loan amounts are determined in part from an analysis of pro forma cash flows. Loans are also underwritten to comply with product-type specific advance rates against both cost and market value. We engage a variety of professional firms to supply appraisals, market study and feasibility reports, environmental assessments and project site inspections to complement our internal resources to best underwrite and monitor these credit exposures.

The determination of collateral value is critically important when financing real estate. As a result, obtaining current and objectively prepared appraisals is a major part of our underwriting and monitoring processes. Generally, our policy requires a new appraisal every three years. However, in the current economic downturn where real estate values have been fluctuating rapidly, more current appraisals are obtained when warranted by conditions such as a borrower’s deteriorating financial condition, their possible inability to perform on the loan, and the increased risks involved with reliance on the collateral value as sole repayment of the loan. Generally, loans graded substandard or worse where real estate is a material portion of the collateral value and/or the income from the real estate or sale of the real estate is the primary source of debt service, annual appraisals are obtained. In all cases, appraisals are reviewed by a third party to determine reasonableness of the appraised value. The third party reviewer will challenge whether or not the data used is appropriate and relevant, form an opinion as to the appropriateness of the appraisal methods and techniques used, and determine if overall the analysis and conclusions of the appraiser can be relied upon. Additionally, the third party reviewer provides a detailed report of that analysis. Further review is conducted by our credit officers, as well as by the Bank’s managed asset committee. These additional steps of review ensure that the underlying appraisal and the third party analysis can be relied upon. If we have differences, we will address those with the reviewer and determine the best method to resolve any differences. Both the appraisal process and the appraisal review process have been difficult in the current economic environment with the lack of comparable sales which is partially as a result of the lack of available financing which has ultimately led to overall depressed real estate values.

Large Credit Relationships

The market areas we serve primarily include the five major metropolitan markets of Texas, including Austin, Dallas, Fort Worth, Houston and San Antonio. As a result, we originate and maintain large credit relationships with numerous customers in the ordinary course of business. The legal limit of our bank is approximately $111 million and our house limit is generally $20 million or less. Larger hold positions will be accepted occasionally for exceptionally strong borrowers and otherwise where business opportunity and perceived credit risk warrant a somewhat larger investment. We consider large credit relationships to be those with commitments equal to or in excess of $10.0 million. The following table provides additional information on our large credit relationships outstanding at year-end (in thousands):

	2011			2010
		Period-End Balances			Period-End Balances
	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding
$20.0 million and greater	39	$943,137	$683,371	25	$598,299	$446,093
$10.0 million to $19.9 million	159	2,212,434	1,593,248	122	2,242,013	1,687,786

Growth in period end outstanding balances related to large credit relationships primarily resulted from an increase in number of commitments. The following table summarizes the average per relationship committed and average outstanding loan balance related to our large credit relationships at year-end (in thousands):

	2011			2010
		Average Balance			Average Balance
	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding
$20.0 million and greater	39	$24,183	$17,522	25	$23,932	$17,844
$10.0 million to $19.9 million	159	13,915	10,020	122	18,377	13,834

Loan Maturity and Interest Rate Sensitivity on December 31, 2011

	Remaining Maturities of Selected Loans
(in thousands)	Total	Within 1 Year	1-5 Years	After 5 Years
Loan maturity:
Commercial	$3,275,150	$1,483,072	$1,700,614	$91,464
Construction	422,026	151,911	239,891	30,224
Real estate	1,819,251	516,993	1,000,646	301,612
Consumer	24,822	14,192	7,075	3,555
Equipment leases	61,792	4,948	55,286	1,558

Total loans held for investment	$5,603,041	$2,171,116	$3,003,512	$428,413

Interest rate sensitivity for selected loans with:
Predetermined interest rates	$971,829	$630,150	$266,660	$75,019
Floating or adjustable interest rates	4,631,212	1,540,966	2,736,852	353,394

Total loans held for investment	$5,603,041	$2,171,116	$3,003,512	$428,413

Interest Reserve Loans

As of December 31, 2011, we had $159.9 million in loans with interest reserves, which represents approximately 38% of our construction loans. Loans with interest reserves are common when originating construction loans, but the use of interest reserves is carefully controlled by our underwriting standards. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve account allows the borrower, when financial conditions precedents are met to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified at the time the credit is approved and during the initial underwriting. We have effective and ongoing controls for monitoring compliance with loan covenants for advancing funds and determination of default conditions. When lending relationships involve financing of land on which improvements will be constructed, construction funds are not advanced until borrower has received lease or purchase commitments which will meet cash flow coverage requirements. We maintain current financial statements on the borrowing entity and guarantors, as well as periodic inspections of the project and analysis of whether the project is on schedule or delayed. Updated appraisals are ordered when necessary to validate the collateral values to support all advances, including reserve interest. Advances of interest reserves are discontinued if collateral values do not support the advances or if the borrower does not comply with other terms and conditions in the loan agreements. In addition, most of our construction lending is performed in Texas and our lenders are very familiar with trends in local real estate. At a point where we believe that our collateral position is jeopardized, we retain the right to stop the use of the interest reserves. As of December 31, 2011, $17.3 million of our loans with interest reserves were on nonaccrual.

Non-performing Assets

Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type (in thousands):

	As of December 31
	2011	2010	2009
Non-accrual loans(1)
Commercial	$12,913	$42,543	$34,021
Construction	21,119	21	20,023
Real estate	19,803	62,497	34,764
Consumer	313	706	273
Leases	432	6,323	6,544

Total non-accrual loans	54,580	112,090	95,625
Repossessed assets:
OREO(3)	34,077	42,261	27,264
Other repossessed assets	1,516	451	162

Total other repossessed assets	35,593	42,712	27,426

Total non-performing assets	$90,173	$154,802	$123,051

Restructured loans(4)	$25,104	$4,319	$—
Loans past due 90 days and accruing(2)	$5,467	$6,706	$6,081

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $5.9 million, $10.5 million and $3.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(2)	At December 31, 2011, 2010 and 2009, loans past due 90 days and still accruing includes premium finance loans of $2.5 million, $3.3 million and $2.4 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(3)	At December 31, 2011, 2010 and 2009, OREO balance is net of $10.7 million, $12.9 million and $6.6 million valuation allowance, respectively.

(4)	As of December 31, 2011 and 2010, non-accrual loans included $13.8 million and $26.5 million, respectively, in loans that met the criteria for restructured. As of December 31, 2009, we did not have any loans that met the criteria for restructured.

Total nonperforming assets at December 31, 2011 decreased $64.6 million from December 31, 2010, compared to a $31.8 million increase from December 31, 2009 to December 31, 2010. We experienced decreases in levels of nonperforming assets in 2011 and an overall improvement in credit quality. As a result, our reserve for loan losses as a percent of loans, as well as provision for credit losses, decreased. The increase in the prior year was reflective of the overall economic deterioration during 2010. As a result our reserve for loans losses as a percentage of loans, as well as our provision for credit losses recorded in 2010 increased over levels experienced prior to 2009.

The table below summarizes the non-accrual loans as segregated by loan type and type of property securing the credit as of December 31, 2011 (in thousands):

Non-accrual loans:
Commercial
Lines of credit secured by the following:
Various single family residences and notes receivable	$6,134
Assets of the borrowers	4,815
Other	1,964

Total commercial	12,913
Real estate
Secured by:
Commercial property	4,877
Unimproved land and/or developed residential lots	5,374
Rental properties and multi-family residential real estate	905
Single family residences	5,224
Other	3,423

Total real estate	19,803
Construction
Secured by:
Unimproved land and/or developed residential lots	21,119
Consumer	313
Leases (commercial leases primarily secured by assets of the lessor)	432

Total non-accrual loans	$54,580

Reserves on impaired loans were $5.3 million at December 31, 2011, compared to $14.7 million at December 31, 2010 and $18.4 million at December 31, 2009. We recognized $2.2 million in interest income on non-accrual loans during 2011 compared to $566,000 in 2010 and $25,000 in 2009. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2011, 2010 and 2009 totaled $5.9 million, $10.5 million and $3.6 million, respectively. Average impaired loans outstanding during the years ended December 31, 2011, 2010 and 2009 totaled $71.0 million, $120.6 million and $62.3 million, respectively.

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of December 31, 2011, $19.2 million of our non-accrual loans were earning on a cash basis. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

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

At December 31, 2011, we had $5.5 million in loans past due 90 days and still accruing interest. Of this total, $2.3 million are loans guaranteed as to both interest and principal by the USDA. In addition, $2.5 million are premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of December 31, 2011 we have $25.1 million in loans considered restructured that are not already on nonaccrual. Of the nonaccrual loans at December 31, 2011, $13.8 million met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with modified terms in calendar years after the year of the restructuring.

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At December 31, 2011 and 2010, we had $18.2 million and $25.3 million, respectively, in loans of this type which were not included in either non-accrual or 90 days past due categories.

The table below presents a summary of the activity related to OREO (in thousands):

	Year ended December 31
	2011	2010	2009
Beginning balance	$42,261	$27,264	$25,904
Additions	22,180	29,559	23,466
Sales	(23,566)	(6,058)	(14,265)
Valuation allowance for OREO	(3,922)	(6,587)	(6,619)
Direct write-downs	(2,876)	(1,917)	(1,222)

Ending balance	$34,077	$42,261	$27,264

The following table summarizes the assets held in OREO at December 31, 2011 (in thousands):

OREO:
Unimproved commercial real estate lots and land	$4,867
Commercial buildings	9,385
Undeveloped land and residential lots	15,638
Multifamily lots and land	801
Other	3,386

Total OREO	$34,077

When foreclosure occurs, fair value, which is generally based on appraised values, may result in partial charge-off of a loan upon taking property, and so long as property is retained, reductions in appraised values will result in valuation adjustment taken as non-interest expense. In addition, if the decline in value is believed to be permanent and not just driven by market conditions, a direct write-down to the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure related to the appraised values during that holding period. During the year ended December 31, 2011, we recorded $6.8 million in valuation expense. Of the $6.8 million, $3.9 million related to increases to the valuation allowance, and $2.9 million related to direct write-downs.

Summary of Loan Loss Experience

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. We recorded a provision for credit losses of $28.5 million for the year ended December 31, 2011, $53.5 million for the year ended December 31, 2010, and $43.5 million for the year ended December 31, 2009. The amount of reserves and provision required to support the reserve generally increased in 2009 and 2010 as a result of credit deterioration in our loan portfolio driven by negative changes in national and regional economic conditions and the impact of those conditions on the financial condition of borrowers and the values of assets, including real estate assets, pledged as collateral. However, in 2011 we have experienced improvements in credit quality, which has resulted in decreases in the levels of reserves and provision. We expect to see some continued improvement in credit quality in 2012.

The reserve for loan losses is comprised of specific reserves for impaired loans and an estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We regularly evaluate our reserve for loan losses to maintain an appropriate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of reserves include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All loan commitments rated substandard or worse and greater than $500,000 are specifically reviewed for loss potential. For loans deemed to be impaired, a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit. Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.

The reserve allocation percentages assigned to each credit grade have been developed based primarily on an analysis of our historical loss rates. The allocations are adjusted for certain qualitative factors for such things as general economic conditions, changes in credit policies and lending standards. Changes in the trend and severity of problem loans can cause the estimation of losses to differ from past experience. In addition, the reserve considers the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio. The portion of the allowance that is not derived by the allowance allocation percentages compensates for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We evaluate many factors and conditions in determining the unallocated portion of the allowance, including the economic and business conditions affecting key lending areas, credit quality trends and general growth in the portfolio. The allowance is considered appropriate, given management’s assessment of potential losses within the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in the Company’s market areas and other factors.

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

The reserve for credit losses, which includes a liability for losses on unfunded commitments, totaled $72.8 million at December 31, 2011, $73.4 million at December 31, 2010 and $70.9 million at December 31, 2009. The total reserve percentage decreased to 1.31% at year-end 2011 from 1.56% and 1.59% of loans held for investment at December 31, 2010 and 2009, respectively. The total reserve percentage had increased in 2009 and 2010 as a result of the effects of national and regional economic conditions on borrowers and values of assets pledged as collateral. The combined reserve is starting to trend down as we recognize losses on loans for which there were specific or general allocations of reserves and see improvement in our overall credit quality. The overall reserve for loan losses continued to result from consistent application of the loan loss reserve methodology as described above. At December 31, 2011, we believe the reserve is sufficient to cover all expected losses in the portfolio and has been derived from consistent application of the methodology described above. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, our estimate of expected losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

The table below presents a summary of our loan loss experience for the past five years (in thousands except percentage and multiple data):

Year Ended December 31
2011	2010	2009	2008	2007
Reserve for loan losses:
Beginning balance	$71,510	$67,931	$45,365	$31,686	$20,063
Loans charged-off:
Commercial	8,518	27,723	4,000	7,395	2,528
Real estate — construction	—	12,438	6,508	1,866	313
Real estate — term	21,275	9,517	4,696	4,168	—
Consumer	317	216	502	193	48
Equipment leases	1,218	1,555	4,022	12	81

Total charge-offs	31,328	51,449	19,728	13,634	2,970
Recoveries:
Commercial	1,188	176	124	759	642
Real estate — construction	248	1	13	—	—
Real estate — term	350	138	53	47	—
Consumer	9	4	28	13	15
Equipment leases	383	158	54	79	131

Total recoveries	2,178	477	272	898	788

Net charge-offs	29,150	50,972	19,456	12,736	2,182
Provision for loan losses	27,935	54,551	42,022	26,415	13,805

Ending balance	$70,295	$71,510	$67,931	$45,365	$31,686

Reserve for off-balance sheet credit losses:
Beginning balance	$1,897	$2,948	$1,470	$1,135	$940
Provision (benefit) for off-balance sheet credit losses	565	(1,051)	1,478	335	195

Ending balance	$2,462	$1,897	$2,948	$1,470	$1,135

Total reserve for credit losses	$72,757	$73,407	$70,879	$46,835	$32,821
Total provision for credit losses	$28,500	$53,500	$43,500	$26,750	$14,000
Reserve for loan losses to loans held for investment(2)	1.26%	1.52%	1.52%	1.16%	0.95%
Net charge-offs to average loans(2)	0.58%	1.14%	0.46%	0.35%	0.07%
Total provision for credit losses to average loans(2)	0.56%	1.20%	1.04%	0.73%	0.46%
Recoveries to total charge-offs	6.95%	0.93%	1.38%	6.59%	26.53%
Reserve for loan losses as a multiple of net charge-offs	2.4x	1.4x	3.5x	3.6x	14.5x
Reserve for off-balance sheet credit losses to off- balance sheet credit commitments	0.14%	0.14%	0.24%	0.10%	0.09%
Combined reserves for credit losses to loans held for investment(2)	1.31%	1.56%	1.59%	1.16%	0.95%
Non-performing assets:
Non-accrual loans(1) (5)	$54,580	$112,090	$95,625	$47,499	$21,385
OREO(4)	34,077	42,261	27,264	25,904	2,671
Other repossessed assets	1,516	451	162	25	45

Total	$90,173	$154,802	$123,051	$73,428	$24,101

Restructured loans	$25,104	$4,319	$—	$—	$—
Loans past due 90 days and still accruing(3)	$5,467	$6,706	$6,081	$4,115	$4,147
Reserve as a percent of non-performing loans	1.3	x	.6	x	.7	x	1.0	x	1.5	x

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $5.9 million, $10.5 million and $3.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(2)	Excludes loans held for sale.

(3)	At December 31, 2011, 2010 and 2009, loans past due 90 days and still accruing includes premium finance loans of $2.5 million, $3.3 million and $2.4 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(4)	At December 31, 2011, 2010 and 2009, OREO balance is net of $10.7 million, $12.9 million and $6.6 million valuation allowance, respectively.

(5)	As of December 31, 2011 and 2010, non-accrual loans included $13.8 million and $26.5 million, respectively, in loans that met the criteria for restructured. As of December 31, 2009, we did not have any loans that met the criteria for restructured.

Loan Loss Reserve Allocation

	December 31
	2011		2010		2009		2008		2007
(in thousands except percentage data)	Reserve	% of Loans(1)	Reserve	% of Loans(1)	Reserve	% of Loans(1)	Reserve	% of Loans(1)	Reserve	% of Loans(1)
Loan category:
Commercial	$17,337	59%	$15,918	55%	$33,269	55%	$23,348	56%	$16,466	58%
Construction	7,845	8%	7,336	6%	10,974	15%	7,563	17%	5,032	17%
Real estate	33,721	32%	38,049	37%	14,874	28%	10,518	24%	4,736	22%
Consumer	223	—	306	—	1,258	—	1,095	1%	1,989	1%
Equipment leases	2,356	1%	5,405	2%	2,960	2%	1,790	2%	723	2%
Unallocated	8,813	—	4,496	—	4,596	—	1,051	—	2,740	—

Total	$70,295	100%	$71,510	100%	$67,931	100%	$45,365	100%	$31,686	100%

(1)	Excludes loans held for sale.

During 2011, the reserve allocated to all categories of loans decreased compared to 2010 primarily due to decreases in the level of allocations required by our loan loss reserve methodology as the level of nonperforming loans decreased. The percentage of the reserve allocated to commercial and construction loans increased in the current year compared to 2010, consistent with the increases in commercial and construction portfolios during 2011. The percentage of the reserve allocated to real estate decreased in the current year compared to 2010, consistent with the decrease in the real estate non-accruals, offset by a slight increase in the real estate portfolio. We have traditionally maintained an unallocated reserve component to allow for uncertainty in economic and other conditions affecting the quality of the loan portfolio. The unallocated portion of our loan loss reserve has increased since December 31, 2010. We believe the level of unallocated reserves at December 31, 2011 is warranted due to the ongoing weak economic environment which has produced more frequent losses, including those resulting from fraud by borrowers. Our methodology used to calculate the allowance considers historical losses, however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy. In addition, a substantial portion of losses realized over the past several years related to commercial real estate loans. Continuing uncertainty and illiquidity in the commercial real estate market has produced and continues to cause material changes in appraised values that can influence our impairment calculations on currently impaired loans and on pass-rated loans that may experience weakness if economic conditions and valuations do not stabilize.

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

During the year ended December 31, 2011, we maintained an average securities portfolio of $157.1 million compared to an average portfolio of $222.7 million for the same period in 2010 and $314.8 million for the same period in 2009. At December 31, 2011 and 2010, the portfolios were primarily comprised of mortgage-backed securities. Of the mortgage-backed securities, substantially all are guaranteed by U.S. government agencies. Our portfolio included no impaired securities during 2011 and 2010.

Our net unrealized gain on the securities portfolio value decreased due to the reduction in balances held from a net gain of $8.2 million, which represented 4.65% of the amortized cost, at December 31, 2010, to a net gain of $7.3 million, which represented 5.32% of the amortized cost, at December 31, 2011. During 2010, the unrealized gain on the securities portfolio value decreased, also as a result of the reduced balances held, from a net gain of $9.5 million, which represented 3.70% of the amortized cost, at December 31, 2009, to a net gain of $8.2 million, which represented 4.65% of the amortized cost, at December 31, 2010. Changes in value reflect changes in market interest rates and the total balance of securities.

The average expected life of the mortgage-backed securities was 1.7 years at December 31, 2011 and 2.0 years at December 31, 2010. The effect of possible changes in interest rates on our earnings and equity is discussed under “Interest Rate Risk Management.”

The following presents the amortized cost and fair values of the securities portfolio at December 31, 2011, 2010 and 2009 (in thousands):

	At December 31
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
Mortgage-backed securities	$84,363	$90,083	$126,838	$133,724	$201,824	$209,987
Corporate securities	5,000	5,225	5,000	5,000	5,000	4,683
Municipals	29,577	30,742	37,841	39,085	42,314	43,826
Equity securities(1)	7,506	7,660	7,506	7,615	7,506	7,632
Other	10,000	10,000	—	—	—	—

Total available-for-sale securities	$136,446	$143,710	$177,185	$185,424	$256,644	$266,128

(1)	Equity securities consist of Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands except percentage data):

	At December 31, 2011
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Mortgage-backed securities:(1)
Amortized cost	$13	$10,420	$31,502	$42,428	$84,363
Estimated fair value	13	11,095	33,745	45,230	90,083
Weighted average yield(3)	6.50%	4.85%	4.71%	3.79%	4.26%
Corporate securities:
Amortized cost	—	5,000	—	—	5,000
Estimated fair value	—	5,225	—	—	5,225
Weighted average yield(3)	—	7.38%	—	—	7.38%
Municipals:(2)
Amortized cost	4,184	18,980	6,413	—	29,577
Estimated fair value	4,213	19,784	6,745	—	30,742
Weighted average yield(3)	5.36%	5.51%	5.86%	—	5.57%
Equity securities:
Amortized cost	7,506	—	—	—	7,506
Estimated fair value	7,660	—	—	—	7,660
Other securities:
Amortized cost	10,000	—	—	—	10,000
Estimated fair value	10,000	—	—	—	10,000
Weighted average yield(3)	0.10%	—	—	—	0.10%

Total available-for-sale securities:
Amortized cost					$136,446

Estimated fair value					$143,710

(1)	Actual maturities may differ significantly from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The average expected life of the mortgage-backed securities was 1.7 years at December 31, 2011.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

The fair value of investment securities is based on prices obtained from independent pricing services which are based on quoted market prices for the same or similar securities. We have obtained documentation from the primary pricing service we use about their processes and controls over pricing. In addition, on a quarterly basis we independently verify the prices that we receive from the service provider using two additional independent pricing sources. Any significant differences are investigated and resolved.

At December 31, 2011, we did not have any investment securities in an unrealized loss position. The following table discloses, as of December 31, 2010, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed securities	$3,681	$(5)	$—	$—	$3,681	$(5)

At December 31, 2010, the number of investment positions in an unrealized loss position totaled 1. The unrealized losses at December 31, 2010 were interest rate related, and losses have decreased as rates decreased in 2009 and remained low during 2010 and 2011. We do not believe these unrealized losses are “other than temporary” as (1) we do not have the intent to sell any of the securities in the table above; and (2) it is not probable that we will be unable to collect the amounts contractually due. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

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

Average deposits for the year ended December 31, 2011 increased $350.2 million compared to the same period of 2010. Average demand deposits and savings deposits increased by $398.8 million and $259.5 million, respectively, while interest bearing transaction deposits and time deposits (including deposits in foreign branches) decreased $46.6 million and $261.4 million during the year ended December 31, 2011 as compared to the same period of 2010. The average cost of deposits decreased in 2011 mainly due to our focused effort to reduce rates paid on deposits.

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

The following table discloses our average deposits for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Average Balances
	2011	2010	2009
Non-interest bearing	$1,515,021	$1,116,260	$760,776
Interest bearing transaction	391,100	437,674	147,961
Savings	2,401,997	2,142,541	1,182,441
Time deposits	562,654	913,616	1,188,964
Deposits in foreign branches	490,703	401,155	411,116

Total average deposits	$5,361,475	$5,011,246	$3,691,258

As with our loan portfolio, most of our deposits are from businesses and individuals in Texas, particularly the Dallas metropolitan area. As of December 31, 2011, approximately 75% of our deposits originated out of our Dallas metropolitan banking centers. Uninsured deposits at December 31, 2011 were 43% of total deposits, compared to 50% of total deposits at December 31, 2010 and 55% of total deposits at December 31, 2009. The presentation for 2011, 2010 and 2009 does reflect combined ownership, but does not reflect all of the account styling that would determine insurance based on FDIC regulations.

At December 31, 2011, we had $478.0 million in interest bearing time deposits of $100,000 or more in foreign branches related to our Cayman Islands branch.

Maturity of Domestic CDs and Other Time Deposits in Amounts of $100,000 or More

	December 31
(In thousands)	2011	2010	2009
Months to maturity:
3 or less	$302,319	$406,616	$632,763
Over 3 through 6	95,474	179,438	132,865
Over 6 through 12	118,649	153,173	120,561
Over 12	34,887	43,197	26,541

Total	$551,329	$782,424	$912,730

Liquidity and Capital Resources

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the years ended December 31, 2011 and 2010, our principal source of funding has been our customer deposits, supplemented by short-term borrowings primarily from federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings.

Our liquidity needs have typically been fulfilled through growth in our core customer deposits and supplemented with brokered deposits and borrowings as needed. Our goal is to obtain as much of our funding for loans held for investment and other earnings assets as possible from deposits of these core customers. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network, which is mainly through BankDirect. In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. These CDs are generally of short maturities, 30 to 90 days, and are used to supplement temporary differences in the growth in loans, including growth in specific categories of loans, compared to customer deposits. Due to the increase in loans held for sale during the fourth quarter of 2011, we issued brokered CDs with maturities of 30 days. The following tab summarizes our core customer deposits and brokered deposits (in millions):

	December 31
	2011	2010
Deposits from core customers	$5,391.1	$5,455.4
Deposits from core customers as a percent of total deposits	97.0%	100.0%
Brokered deposits	$165.1	$—
Brokered deposits as a percent of total deposits	3.0%	0.0%
Average deposits from core customers	$5,344.2	$4,982.6
Average deposits from core customers as a percent of average total deposits	99.7%	99.4%
Average brokered deposits	$17.3	$28.6
Average brokered deposits as a percent of average total deposits	0.3%	0.6%

We have access to sources of brokered deposits of not less than an additional $3.3 billion. Based on the increase in brokered CDs, customer deposits (total deposits minus brokered CDs) at December 31, 2011 decreased $64.3 million from December 31, 2010.

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

	2011				2010				2009
	Balance	Rate(4)	Maximum Outstanding at Any Month End		Balance	Rate(4)	Maximum Outstanding at Any Month End		Balance	Rate(4)	Maximum Outstanding at Any Month End
Federal funds purchased (5)	$412,249	0.27%	$		$283,781	0.32%	$		$580,519	0.33%	$
Customer repurchase agreements (1)	23,801	0.06%			10,920	0.05%			25,070	0.10%
Treasury, tax and loan notes (2)	—	—			3,100	0.00%			5,940	0.00%
FHLB borrowings (3)	1,200,066	0.14%			86	2.21%			325,000	0.11%
Fed borrowings	132,000	0.75%			—	—			—	—
TLGP borrowings	—	—			—	—			20,500	0.84%
Trust preferred subordinated debentures	113,406	2.48%			113,406	2.23%			113,406	3.19%

Total borrowings	$1,881,522			$1,986,324	$411,293			$653,665	$1,070,435			$1,753,181

(1)	Securities pledged for customer repurchase agreements were $28.3 million, $21.6 million and $36.0 million at December 31, 2011, 2010 and 2009, respectively.

(2)	Securities pledged for treasury, tax and loan notes were $5.7 million, $7.4 million and $11.3 million at December 31, 2011, 2010 and 2009, respectively.

(3)	FHLB borrowings are collateralized by a blanket floating lien based on real estate loans and also certain pledged securities. The weighted-average interest rate for the years ended December 31, 2011, 2010 and 2009 was 0.11%, 0.14% and 0.62%, respectively.

(4)	Interest rate as of period end.

(5)	The weighted-average interest rate on federal funds purchased for the years ended December 31, 2011, 2010 and 2009 was 0.25%, 0.44% and 0.47%, respectively.

The following table summarizes our other borrowing capacities in excess of balances outstanding (in thousands):

	2011	2010	2009
FHLB borrowing capacity relating to loans	$4,524	$869,089	$738,682
FHLB borrowing capacity relating to securities	15,909	120,823	57,101

Total FHLB borrowing capacity	$20,433	$989,912	$795,783

Unused federal funds lines available from commercial banks	$390,720	$482,460	$736,560

From time to time, we borrow overnight funds from the Federal Reserve. During 2011, we did so on seven such occasions. Fed borrowings for the year ended December 31, 2011 averaged $1.3 million.

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

From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued fixed and/or floating rate Capital Securities in various private offerings totaling $113.4 million. As of December 31, 2011, the details of the trust preferred subordinated debentures are summarized below (in thousands):

	Texas Capital Bancshares Statutory Trust I	Texas Capital Bancshares Statutory Trust II	Texas Capital Bancshares Statutory Trust III	Texas Capital Bancshares Statutory Trust IV	Texas Capital Bancshares Statutory Trust V
Date issued	November 19, 2002	April 10, 2003	October 6, 2005	April 28, 2006	September 29, 2006
Capital securities issued	$10,310	$10,310	$25,774	$25,774	$41,238
Floating or fixed rate	Floating	Floating	Fixed/Floating(1)	Floating	Floating
securities
Interest rate on	3 month LIBOR + 3.35%	3 month LIBOR + 3.25%	3 month LIBOR + 1.51%	3 month LIBOR + 1.60%	3 month LIBOR + 1.71%
subordinated debentures
Maturity date	November 2032	April 2033	December 2035	June 2036	September 2036

(1)	Interest rate is a fixed rate of 6.19% for five years through December 15, 2010, and a floating rate of interest for the remaining 25 years that resets quarterly to 1.51% above the three-month LIBOR.

After deducting underwriter’s compensation and other expenses of each offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on all subordinated debentures are deductible for federal income tax purposes. As of December 31, 2011, the weighted average quarterly rate on the subordinated debentures was 2.34%, compared to 2.27% average for all of 2011, and 3.24% for all of 2010.

Our equity capital averaged $568.1 million for the year ended December 31, 2011 as compared to $516.0 million in 2010 and $473.8 million in 2009. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.

On January 16, 2009, we completed the issuance of $75 million of perpetual preferred stock and related warrants under the U.S. Department of Treasury’s voluntary Capital Purchase Program (“CPP” or “the Program”). The preferred stock was repurchased in May 2009. In connection with the repurchase, we recorded a $3.9 million accelerated deemed dividend in the second quarter of 2009 representing the unamortized difference between the book value and the carrying value of the preferred stock repurchased from the Treasury. The $3.9 million accelerated deemed dividend, combined with the previously scheduled preferred dividend of $523,000 for the second quarter of 2009 and the preferred dividend of $930,000 paid in the first quarter of 2009, resulted in a total dividend and reduction of earnings available to common stockholders of $5.4 million for the year ended December 31, 2009. In the first quarter of 2010, the Treasury auctioned these warrants, and as of December 31, 2011, the warrants to purchase 758,086 shares at $14.84 per share were still outstanding.

On May 8, 2009, we completed a sale of 4.6 million shares of our common stock in a public offering. The purchase price was $13.75 per share, and net proceeds from the sale totaled $59.4 million. The new capital is being used for general corporate purposes, including capital for support of anticipated growth of our bank.

On January 27, 2010, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. Incorporated, pursuant to which we may, from time to time, offer and sell shares of our common stock, having aggregate gross sales proceeds of up to $40,000,000. Sales of the shares were made by means of brokers’ transactions on or through the NASDAQ Global Select Market at market prices prevailing at the time of the sale or as otherwise agreed to by us and Morgan Stanley. During the year ended December 31, 2010 we sold 734,835 shares at an average price of $17.58. Net proceeds on the sales are approximately $12.5 million, are being used for general corporate purposes. While the program remains in place, no sales under this program have been made since July 2010.

Our capital ratios remain above the levels required to be well capitalized and have been enhanced with the additional capital raised since 2009 through 2010 and will allow us to grow organically with the addition of loan and deposit relationships.

Our actual and minimum required capital amounts and actual ratios are as follows (in thousands, except percentage data):

	Regulatory Capital Adequacy
	December 31, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Company
Actual	$774,360	10.56%	$697,291	11.83%
Minimum required	586,615	8.00%	471,565	8.00%
Excess above minimum	187,745	2.56%	225,726	3.83%
Bank
Actual	$741,595	10.12%	$600,331	10.19%
To be well-capitalized	733,140	10.00%	589,327	10.00%
Minimum required	586,512	8.00%	471,462	8.00%
Excess above well-capitalized	8,455	0.12%	11,004	0.19%
Excess above minimum	155,083	2.12%	128,869	2.19%
Tier 1 capital (to risk-weighted assets):
Company
Actual	$701,534	9.57%	$623,835	10.58%
Minimum required	293,307	4.00%	235,782	4.00%
Excess above minimum	408,227	5.57%	388,053	6.58%
Bank
Actual	$668,769	9.12%	$526,875	8.94%
To be well-capitalized	439,884	6.00%	353,596	6.00%
Minimum required	293,256	4.00%	235,731	4.00%
Excess above well-capitalized	228,885	3.12%	173,279	2.94%
Excess above minimum	375,513	5.12%	291,144	4.94%
Tier 1 capital (to average assets):
Company
Actual	$701,534	8.78%	$623,835	9.36%
Minimum required	319,482	4.00%	266,694	4.00%
Excess above minimum	382,052	4.78%	357,141	5.36%
Bank
Actual	$668,769	8.37%	$526,875	7.90%
To be well-capitalized	399,283	5.00%	333,297	5.00%
Minimum required	319,427	4.00%	266,638	4.00%
Excess above well-capitalized	269,486	3.37%	193,578	2.90%
Excess above minimum	349,342	4.37%	260,237	3.90%

Commitments and Contractual Obligations

The following table presents, as of December 31, 2011, significant fixed and determinable contractual obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

(In thousands)	Note Reference	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Deposits without a stated maturity(1)	7	$4,489,478	$—	$—	$—	$4,489,478
Time deposits(1)	7	1,026,174	30,435	9,401	769	1,066,779
Federal funds purchased(1)	8	412,249	—	—	—	412,249
Customer repurchase agreements(1)	8	23,801	—	—	—	23,801
FHLB borrowings(1)	8	1,200,000	—	66	—	1,200,066
Fed borrowings(1)	8	132,000	—	—	—	132,000
Operating lease obligations(1) (2)	16	9,435	17,506	15,677	38,578	81,196
Trust preferred subordinated debentures(1)	8, 9	—	—	—	113,406	113,406

Total contractual obligations(1)		$7,293,137	$47,941	$25,144	$152,753	$7,518,975

(1)	Excludes interest.

(2)	Non-balance sheet item.

Off-Balance Sheet Arrangements

The contractual amount of our financial instruments with off-balance sheet risk expiring by period at December 31, 2011 is presented below (in thousands):

	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Commitments to extend credit	$770,078	$682,053	$268,980	$9,690	$1,730,801
Standby and commercial letters of credit	61,399	8,959	1,002	—	71,360

Total financial instruments with off-balance sheet risk	$831,477	$691,012	$269,982	$9,690	$1,802,161

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

Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 310, Receivables, and ASC 450, Contingencies. The allowance for loan losses is established through a provision for loan losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the loan losses inherent in the loan portfolio. The allowance for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. Factors contributing to the determination of specific reserves include the credit-worthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general reserve, the portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. See “Summary of Loan Loss Experience” and Note 3 – Loans in the accompanying notes to the consolidated financial statements included elsewhere in this report for further discussion of the risk factors considered by management in establishing the allowance for loan losses.

New Accounting Standards

See Note 24 – New Accounting Standards in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

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

Interest Rate Risk Management

Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of December 31, 2011, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Interest Rate Sensitivity Gap Analysis

December 31, 2011

(in thousands)	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Securities(1)	$28,197	$39,703	$35,545	$40,265	$143,710
Total variable loans	6,567,338	43,379	64,756	35,628	6,711,101
Total fixed loans	479,102	234,824	176,198	82,290	972,414

Total loans(2)	7,046,440	278,203	240,954	117,918	7,683,515

Total interest sensitive assets	$7,074,637	$317,906	$276,499	$158,183	$7,827,225

Liabilities
Interest bearing customer deposits	$3,217,806	$—	$—	$—	$3,217,806
CDs & IRAs	149,400	231,356	30,435	10,170	421,361
Wholesale deposits	165,146	—	—	—	165,146

Total interest bearing deposits	3,532,352	231,356	30,435	10,170	3,804,313

Repo, FF, FHLB, Fed borrowings	1,768,050	—	—	66	1,768,116
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowings	1,768,050	—	—	113,472	1,881,522

Total interest sensitive liabilities	$5,300,402	$231,356	$30,435	$123,642	$5,685,835

GAP	$1,774,235	$86,550	$246,064	$34,541	$—
Cumulative GAP	1,774,235	1,860,785	2,106,849	2,141,390	2,141,390
Demand deposits					$1,751,944
Stockholders’ equity					616,331

Total					$2,368,275

(1)	Securities based on fair market value.
(2)	Loans include loans held for sale and are stated at gross.

The table above sets forth the balances as of December 31, 2011 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	200 bp Increase December 31, 2011	200 bp Increase December 31, 2010
Change in net interest income	$25,368	$19,762

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Texas Capital Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Texas Capital Bancshares, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Capital Bancshares, Inc. at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

Dallas, Texas

February 23, 2012

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands except per share data)	2011	2010
Assets
Cash and due from banks	$79,248	$68,627
Interest-bearing deposits	22,010	36,239
Federal funds sold	–	75,000
Securities, available-for-sale	143,710	185,424
Loans held for sale	2,080,081	1,194,209
Loans held for sale from discontinued operations	393	490
Loans held for investment (net of unearned income)	5,572,371	4,711,330
Less: Allowance for loan losses	70,295	71,510

Loans held for investment, net	5,502,076	4,639,820
Premises and equipment, net	11,457	11,568
Accrued interest receivable and other assets	278,163	225,309
Goodwill and intangible assets, net	20,480	9,483

Total assets	$8,137,618	$6,446,169

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$1,751,944	$1,451,307
Interest bearing	3,324,040	3,545,146
Interest bearing in foreign branches	480,273	458,948

Total deposits	5,556,257	5,455,401
Accrued interest payable	599	2,579
Other liabilities	82,909	48,577
Federal funds purchased	412,249	283,781
Repurchase agreements	23,801	10,920
Other borrowings	1,332,066	3,186
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	7,521,287	5,917,850
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares — 10,000,000
Issued shares — no shares issued at December 31, 2011 and 2010	—	—
Common stock, $.01 par value:
Authorized shares — 100,000,000
Issued shares — 37,666,708 and 36,957,104 at December 31, 2011 and 2010, respectively	376	369
Additional paid-in capital	349,458	336,796
Retained earnings	261,783	185,807
Treasury stock (shares at cost: 417 at December 31, 2011 and 2010)	(8)	(8)
Accumulated other comprehensive income, net of taxes	4,722	5,355

Total stockholders’ equity	616,331	528,319

Total liabilities and stockholders’ equity	$8,137,618	$6,446,169

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
(In thousands except per share data)	2011	2010	2009
Interest income
Interest and fees on loans	$314,753	$270,003	$229,500
Securities	6,458	9,481	13,578
Federal funds sold	37	210	31
Deposits in other banks	352	116	44

Total interest income	321,600	279,810	243,153
Interest expense
Deposits	14,950	33,309	37,824
Federal funds purchased	602	1,097	2,404
Repurchase agreements	10	10	53
Other borrowings	528	48	1,949
Trust preferred subordinated debentures	2,573	3,672	4,232

Total interest expense	18,663	38,136	46,462

Net interest income	302,937	241,674	196,691
Provision for credit losses	28,500	53,500	43,500

Net interest income after provision for credit losses	274,437	188,174	153,191
Non-interest income
Service charges on deposit accounts	6,480	6,392	6,287
Trust fee income	4,219	3,846	3,815
Bank owned life insurance (BOLI) income	2,095	1,889	1,579
Brokered loan fees	11,335	11,190	9,043
Equipment rental income	1,905	4,134	5,557
Other	6,198	4,812	2,979

Total non-interest income	32,232	32,263	29,260
Non-interest expense
Salaries and employee benefits	100,535	85,298	73,419
Net occupancy expense	13,657	12,314	12,291
Leased equipment depreciation	1,482	3,297	4,319
Marketing	11,109	5,419	3,034
Legal and professional	14,996	11,837	11,846
Communications and technology	9,608	8,511	6,510
FDIC insurance assessment	7,543	9,202	8,464
Allowance and other carrying costs for OREO	9,586	10,404	10,345
Other	19,685	17,206	15,314

Total non-interest expense	188,201	163,488	145,542

Income from continuing operations before income taxes	118,468	56,949	36,909
Income tax expense	42,366	19,626	12,522

Income from continuing operations	76,102	37,323	24,387
Loss from discontinued operations (after-tax)	(126)	(136)	(235)

Net income	75,976	37,187	24,152
Preferred stock dividends	—	—	5,383

Net income available to common shareholders	$75,976	$37,187	$18,769

Basic earnings per common share
Income from continuing operations	$2.04	$1.02	$0.56
Net income	$2.03	$1.02	$0.55
Diluted earnings per common share
Income from continuing operations	$1.99	$1.00	$0.55
Net income	$1.98	$1.00	$0.55

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Deferred Compensation	Accumulated Other Comprehensive Income	Total
(In thousands except share data)	Shares	Amount	Shares	Amount			Shares	Amount
Balance at December 31, 2008	—	$—	30,971,189	$310	$255,051	$129,851	(84,691)	$(581)	$573	$1,869	$387,073
Comprehensive income:
Net income	—	—	—	—	—	24,152	—	—	—	—	24,152
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $2,313	—	—	—	—	—	—	—	—	—	4,296	4,296

Total comprehensive income											28,448
Tax expense related to exercise of stock-based awards	—	—	—	—	75	—	—	—	—	—	75
Stock-based compensation expense recognized in earnings	—	—	—	—	5,959	—	—	—	—	—	5,959
Deferred compensation	—	—	—	—	—	—	84,274	573	(573)	—	—
Issuance of stock related to stock-based awards	—	—	348,752	3	1,575	—	—	—	—	—	1,578
Issuance of common stock	—	—	4,600,000	46	59,400	—	—	—	—	—	59,446
Issuance of preferred stock and related warrant	75,000	70,836	—	—	4,164	—	—	—	—	—	75,000
Repurchase of preferred stock	(75,000)	(71,069)	—	—	—	(3,931)	—	—	—	—	(75,000)
Preferred stock dividend and accretion of preferred stock discount	—	233	—	—	—	(1,452)	—	—	—	—	(1,219)

Balance at December 31, 2009	—	—	35,919,941	359	326,224	148,620	(417)	(8)	—	6,165	481,360
Comprehensive income:
Net income	—	—	—	—	—	37,187	—	—	—	—	37,187
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $436	—	—	—	—	—	—	—	—	—	(810)	(810)

Total comprehensive income											36,377
Tax expense related to exercise of stock-based awards	—	—	—	—	621	—	—	—	—	—	621
Stock-based compensation expense recognized in earnings	—	—	—	—	6,770	—	—	—	—	—	6,770
Issuance of stock related to stock-based awards	—	—	302,328	3	863	—	—	—	—	—	866
Issuance of common stock	—	—	734,835	7	12,470	—	—	—	—	—	12,477
Purchase of non-controlling interest of bank owned subsidiary	—	—	—	—	(10,152)	—	—	—		—	(10,152)

Balance at December 31, 2010	—	—	36,957,104	369	336,796	185,807	(417)	(8)	—	5,355	528,319
Comprehensive income:
Net income	—	—	—	—	—	75,976	—	—		—	75,976
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $341	—	—	—	—	—	—	—	—		(633)	(633)

Total comprehensive income											75,343
Tax expense related to exercise of stock-based awards	—	—	—	—	3,139	—	—	—		—	3,139
Stock-based compensation expense recognized in earnings	—	—	—	—	7,340	—	—	—		—	7,340
Issuance of stock related to stock-based awards	—	—	709,604	7	2,183	—	—	—		—	2,190

Balance at December 31, 2011	—	$—	37,666,708	$376	$349,458	$261,783	(417)	$(8)	$—	$4,722	$616,331

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
(In thousands)	2011	2010	2009
Operating activities
Net income from continuing operations	$76,102	$37,323	$24,387
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	28,500	53,500	43,500
Deferred tax benefit	(6,682)	(5,613)	(8,775)
Depreciation and amortization	5,364	6,821	7,819
Amortization and accretion on securities	78	139	228
Bank owned life insurance (BOLI) income	(2,095)	(1,889)	(1,579)
Stock-based compensation expense	7,340	6,770	5,959
Tax benefit from stock option exercises	3,139	621	75
Excess tax benefits from stock-based compensation arrangements	(8,970)	(1,774)	(213)
Originations of loans held for sale	(27,234,509)	(22,859,900)	(16,582,314)
Proceeds from sales of loans held for sale	26,348,634	22,359,195	16,399,677
Loss on sale of assets	(80)	93	1,273
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(68,808)	(24,287)	(28,894)
Accrued interest payable and other liabilities	32,694	25,207	(1,867)

Net cash used in operating activities of continuing operations	(819,293)	(403,794)	(140,724)
Net cash used in operating activities of discontinued operations	(29)	(128)	(186)

Net cash used in operating activities	(819,322)	(403,922)	(140,910)
Investing activities
Purchases of available-for-sale securities	(10,000)	—	—
Maturities and calls of available-for-sale securities	8,240	4,425	32,300
Principal payments received on available-for-sale securities	42,421	74,895	86,704
Net increase in loans held for investment	(890,753)	(303,618)	(466,304)
Purchase of premises and equipment, net	(3,286)	(3,832)	(4,550)
Proceeds from sale of foreclosed assets	23,329	5,980	12,194
Cash paid for acquisition	(11,482)	(10,152)	—

Net cash used in investing activities of continuing operations	(841,531)	(232,302)	(339,656)
Financing activities
Net increase in deposits	100,856	1,334,676	787,538
Proceeds from issuance of stock related to stock-based awards	2,190	866	1,578
Proceeds from issuance of common stock	—	12,477	59,446
Proceeds from issuance of preferred stock and related warrants	—	—	75,000
Repurchase of preferred stock	—	—	(75,000)
Dividends paid	—	—	(1,219)
Net increase (decrease) in other borrowings	1,341,761	(362,404)	(553,942)
Excess tax benefits from stock-based compensation arrangements	8,970	1,774	213
Net increase (decrease) in federal funds purchased	128,468	(296,738)	230,364

Net cash provided by financing activities of continuing operations	1,582,245	690,651	523,978

Net increase (decrease) in cash and cash equivalents	(78,608)	54,427	43,412
Cash and cash equivalents at beginning of period	179,866	125,439	82,027

Cash and cash equivalents at end of period	$101,258	$179,866	$125,439

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$20,643	$38,025	$50,415
Cash paid during the period for income taxes	32,127	27,134	14,892
Non-cash transactions:
Transfers from loans/leases to OREO and other repossessed assets	24,327	29,559	23,466

See accompanying notes to consolidated financial statements.

(1)	Operations and Summary of Significant Accounting Policies

Organization and Nature of Business

Texas Capital Bancshares, Inc. (“the Company”), a Delaware financial holding company, was incorporated in November 1996 and commenced doing business in March 1998, but did not commence banking operations until December 1998. The consolidated financial statements of the Company include the accounts of Texas Capital Bancshares, Inc. and its wholly owned subsidiary, Texas Capital Bank, National Association (“the Bank”). The Bank currently provides commercial banking services to its customers in Texas and concentrates on middle market commercial businesses and successful professionals and entrepreneurs.

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

All securities are available-for-sale as of December 31, 2011 and 2010.

Loans

Loans Held for Investment

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

Loans Held for Sale

We purchase participations in mortgage loans primarily for sale in the secondary market through our mortgage warehouse lending division. These are participations purchased from non-bank mortgage originators who are seeking additional funding through participation interests to facilitate their ability to originate loans in their own name. The mortgage originator has no obligation to offer and we have no obligation to purchase these participation interests. The originator closes mortgage loans consistent with underwriting standards established by approved investors and once the loan closes, the originator delivers the loan to the investor. We typically purchase up to a 99% participation interest with the originator financing the remaining percentage. These loans are held by us for an interim period, usually less than 30 days and more typically 10-15 days. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis.

As a result of dislocations in the mortgage industry starting in 2007, some loan participations were not sold within the normal time frames or at previously negotiated prices. Due to market conditions, certain mortgage warehouse lending loans were transferred to our loans held for investment portfolio at the lower of cost or market. Mortgage warehouse lending loans transferred to our loans held for investment portfolio could require future allocations of the allowance for loan losses or be subject to charge off in the event the loans become impaired.

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

Other Real Estate Owned

OREO, which is included in other assets on the balance sheet, consists of real estate that has been foreclosed. Real estate that has been foreclosed is recorded at the fair value of the real estate, less selling costs, through a charge to the allowance for loan losses, if necessary. Subsequent write-downs required for declines in value are recorded through a valuation allowance, or taken directly to the asset, charged to other non-interest expense.

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

Accumulated Other Comprehensive Income

Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income (loss), net. Accumulated comprehensive income (loss), net for the three years ended December 31, 2011 is reported in the accompanying consolidated statements of changes in stockholders’ equity.

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

(2)	Securities

The following is a summary of securities (in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$84,363	$5,720	$—	$90,083
Corporate securities	5,000	225	—	5,225
Municipals	29,577	1,165	—	30,742
Equity securities(1)	7,506	154	—	7,660
Other	10,000	—	—	10,000

	$136,446	$7,264	$—	$143,710

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$126,838	$6,891	$(5)	$133,724
Corporate securities	5,000	—	—	5,000
Municipals	37,841	1,244	—	39,085
Equity securities(1)	7,506	109	—	7,615

	$177,185	$8,244	$(5)	$185,424

(1)	Equity securities consist of Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands, except percentage data):

	December 31, 2011
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$13	$10,420	$31,502	$42,428	$84,363
Estimated fair value	13	11,095	33,745	45,230	90,083
Weighted average yield(3)	6.50%	4.85%	4.71%	3.79%	4.26%
Corporate securities:
Amortized cost	—	5,000	—	—	5,000
Estimated fair value	—	5,225	—	—	5,225
Weighted average yield(3)	—	7.38%	—	—	7.38%
Municipals:(2)
Amortized cost	4,184	18,980	6,413	—	29,577
Estimated fair value	4,213	19,784	6,745	—	30,742
Weighted average yield(3)	5.36%	5.51%	5.86%	—	5.57%
Equity securities:
Amortized cost	7,506	—	—	—	7,506
Estimated fair value	7,660	—	—	—	7,660
Other:(3)
Amortized cost	10,000	—	—	—	10,000
Estimated fair value	10,000	—	—	—	10,000
Weighted average yield	0.10%	—	—	—	0.10%

Total available-for-sale securities:
Amortized cost					$136,446

Estimated fair value					$143,710

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The average expected life of the mortgage-backed securities was 1.7 years at December 31, 2011.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

Securities with carrying values of approximately $95,573,000 and $42,253,000 were pledged to secure certain borrowings and deposits at December 31, 2011 and 2010, respectively. See Note 8 for discussion of securities securing borrowings. Of the pledged securities at December 31, 2011 and 2010, approximately $67,247,000 and $20,613,000, respectively, were pledged for certain deposits.

At December 31, 2011 we did not have any investment securities in an unrealized loss position. The following table discloses, as of December 31, 2010, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed securities	$3,681	$(5)	$—	$—	$3,681	$(5)

At December 31, 2010, the number of investment positions in an unrealized loss position totaled 1. The unrealized losses at December 31, 2010 were interest rate related, and losses have decreased as rates decreased in 2009 and remained low during 2010 and 2011. We do not believe these unrealized losses are “other than temporary” as (1) we do not have the intent to sell any of the securities in the table above; and (2) it is not probable that we will be unable to collect the amounts contractually due. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income (loss), net. We had comprehensive income of $75.3 million for the year ended December 31, 2011 and comprehensive income of $36.4 million for the year ended December 31, 2010. Comprehensive income during the year ended December 31, 2011 included a net after-tax loss of $633,000, and comprehensive income during the year ended December 31, 2010 included a net after-tax loss of $810,000 due to changes in the net unrealized gains/losses on securities available-for-sale.

(3)	Loans

Loans held for investment are summarized by category as follows (in thousands):

	December 31
	2011	2010
Commercial	$3,275,150	$2,592,924
Construction	422,026	270,008
Real estate	1,819,251	1,759,758
Consumer	24,822	21,470
Equipment leases	61,792	95,607

Gross loans held for investment	5,603,041	4,739,767
Deferred income (net of direct origination costs)	(30,670)	(28,437)
Allowance for loan losses	(70,295)	(71,510)

Total loans held for investment, net	5,502,076	4,639,820
Loans held for sale	2,080,081	1,194,209

Total	$7,582,157	$5,834,029

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

Real Estate Loans.    A portion of our real estate loan portfolio is comprised of loans secured by properties other than market risk or investment-type real estate. Market risk loans are real estate loans where the primary source of repayment is expected to come from the sale or lease of the real property collateral. We generally provide temporary financing for commercial and residential property. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Our real estate loans generally have maximum terms of five to seven years, and we provide loans with both floating and fixed rates. We generally avoid long-term loans for commercial real estate held for investment. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Appraised values may be highly variable due to market conditions and impact of the inability of potential purchasers and lessees to obtain financing and lack of transactions at comparable values.

Construction Loans.    Our construction loan portfolio consists primarily of single- and multi-family residential properties and commercial projects used in manufacturing, warehousing, service or retail businesses. Our construction loans generally have terms of one to three years. We typically make construction loans to developers, builders and contractors that have an established record of successful project completion and loan repayment and have a substantial investment in the borrowers’ equity. However, construction loans are generally based upon estimates of costs and value associated with the completed project. Sources of repayment for these types of loans may be pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from us until permanent financing is obtained. The nature of these loans makes ultimate repayment extremely sensitive to overall economic conditions. Borrowers may not be able to correct conditions of default in loans, increasing risk of exposure to classification, NPA status, reserve allocation and actual credit loss and foreclosure. These loans typically have floating rates and commitment fees.

Loans Held for Sale.    Our loans held for sale consist of participations purchased in single-family residential mortgages funded through our warehouse lending group. These loans are typically on our balance sheet for 10 to 20 days or less. We have agreements with mortgage lenders and participate in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans.

As of December 31, 2011, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.

The reserve for loan losses is comprised of specific reserves for impaired loans and an estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We regularly evaluate our reserve for loan losses to maintain an appropriate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of reserves include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All loan commitments rated substandard or worse and greater than $500,000 are specifically reviewed for loss potential. For loans deemed to be impaired, a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit, and any needed reserve is recorded in other liabilities. Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.

We have several pass credit grades that are assigned to loans based on varying levels of risk, ranging from credits that are secured by cash or marketable securities, to watch credits which have all the characteristics of an acceptable credit risk but warrant more than the normal level of monitoring. Within our criticized/classified credit grades are special mention, substandard, and doubtful. Special mention loans are those that are currently protected by sound worth and paying capacity of the borrower, but that are potentially weak and constitute an additional credit risk. The loan has the potential to deteriorate to a substandard grade due to the existence of financial or administrative deficiencies. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Some substandard loans are inappropriately protected by sound worth and paying capacity of the borrower and of the collateral pledged and may be considered impaired. Substandard loans can be accruing or can be on nonaccrual depending on the circumstances of the individual loans. Loans classified as doubtful have all the weaknesses inherent in substandard loans with the added characteristics that the weaknesses make collection or liquidation in full highly questionable and improbable. The possibility of loss is extremely high. All doubtful loans are on nonaccrual.

The reserve allocation percentages assigned to each credit grade have been developed based primarily on an analysis of our historical loss rates. The allocations are adjusted for certain qualitative factors for such things as general economic conditions, changes in credit policies and lending standards. Historical loss rates are adjusted to account for current environmental conditions which we believe are likely to cause loss rates to be higher or lower than past experience. Each quarter we produce an adjustment range for environmental factors unique to us and our market. Changes in the trend and severity of problem loans can cause the estimation of losses to differ from past experience. In addition, the reserve considers the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio. The portion of the allowance that is not derived by the allowance allocation percentages compensates for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We evaluate many factors and conditions in determining the unallocated portion of the allowance, including the economic and business conditions affecting key lending areas, credit quality trends and general growth in the portfolio. The allowance is considered appropriate, given management’s assessment of potential losses within the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in the Company’s market areas and other factors.

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

The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and nonaccrual status as of December 31, 2011 and 2010 (in thousands):

	Commercial	Construction	Real Estate	Consumer	Leases	Total
December 31, 2011
Grade:
Pass	$3,185,625	385,639	1,717,434	24,453	57,255	5,370,406
Special mention	30,872	5,064	32,413	50	3,952	72,351
Substandard-accruing	45,740	10,204	49,601	6	153	105,704
Non-accrual	12,913	21,119	19,803	313	432	54,580

Total loans held for investment	$3,275,150	422,026	1,819,251	24,822	61,792	5,603,041

	Commercial	Construction	Real Estate	Consumer	Leases	Total
December 31, 2010
Grade:
Pass	$2,461,769	$243,843	$1,549,400	$20,312	$78,715	$4,354,039
Special mention	45,754	19,856	59,294	76	1,552	126,532
Substandard-accruing	42,858	6,288	88,567	376	9,017	147,106
Non-accrual	42,543	21	62,497	706	6,323	112,090

Total loans held for investment	$2,592,924	$270,008	$1,759,758	$21,470	$95,607	$4,739,767

The following table details activity in the reserve for loan losses by portfolio segment for the years ended December 31, 2011 and 2010. Allocation of a portion of the reserve to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial	Construction	Real Estate	Consumer	Leases	Unallocated	Total
December 31, 2011 (in thousands)
Beginning balance	$15,918	$7,336	$38,049	$306	$5,405	$4,496	$71,510
Provision for possible loan losses	8,749	261	16,597	225	(2,214)	4,317	27,935
Charge-offs	8,518	—	21,275	317	1,218	—	31,328
Recoveries	1,188	248	350	9	383	—	2,178

Net charge-offs (recoveries)	7,330	(248)	20,925	308	835	—	29,150

Ending balance	$17,337	$7,845	$33,721	$223	$2,356	$8,813	$70,295

Period end amount allocated to:
Loans individually evaluated for impairment	$3,124	$298	$1,732	$52	$65	$—	$5,271
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Ending balance	$3,124	$298	$1,732	$52	$65	$—	$5,271

	Commercial	Construction	Real Estate	Consumer	Leases	Unallocated	Total
December 31, 2010 (in thousands)
Beginning balance	$33,269	$10,974	$14,874	$1,258	$2,960	$4,596	$67,931
Provision for possible loan losses	10,196	8,799	32,554	(740)	3,842	(100)	54,551
Charge-offs	27,723	12,438	9,517	216	1,555	—	51,449
Recoveries	176	1	138	4	158	—	477

Net charge-offs	27,547	12,437	9,379	212	1,397	—	50,972

Ending balance	$15,918	$7,336	$38,049	$306	$5,405	$4,496	$71,510

Period end amount allocated to:
Loans individually evaluated for impairment	$5,594	$425	$6,714	$163	$1,829	$—	$14,725
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Ending balance	$5,594	$425	$6,714	$163	$1,829	$—	$14,725

We have traditionally maintained an unallocated reserve component to allow for uncertainty in economic and other conditions affecting the quality of the loan portfolio. The unallocated portion of our loan loss reserve has increased since December 31, 2010. We believe the level of unallocated reserves at December 31, 2011 is warranted due to the ongoing weak economic environment which has produced more frequent losses, including those resulting from fraud by borrowers. Our methodology used to calculate the allowance considers historical losses, however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy. In addition, a substantial portion of losses realized over the past several years related to commercial real estate loans. Continuing uncertainty and illiquidity in the commercial real estate market has produced and continues to cause material changes in appraised values that can influence our impairment calculations on currently impaired loans and on pass-rated loans that may experience weakness if economic conditions and valuations do not stabilize.

The table below presents a summary of our loan loss experience for the year ended December 31, 2009 (in thousands):

Year ended December 31, 2009
Reserve for loan losses:
Beginning balance	$45,365
Loans charged-off:
Commercial	4,000
Real estate — Construction	6,508
Real estate — Term	4,696
Consumer	502
Equipment Leases	4,022

Total	19,728
Recoveries:
Commercial	124
Real estate — Construction	13
Real estate — Term	53
Consumer	28
Equipment Leases	54

Total	272

Net charge-offs	19,456
Provision for loan losses	42,022

Ending balance	$67,931

Reserve for off-balance sheet credit losses:
Beginning balance	$1,470
Provision for off-balance sheet credit losses	1,478

Ending balance	$2,948

Total reserve for credit losses	$70,879

Total provision for credit losses	$43,500

Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. We recognized $2.2 million in interest income on non-accrual loans during 2011 compared to $566,000 in 2010 and $25,000 in 2009. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2011, 2010 and 2009 totaled $5.9 million, $10.5 million and $3.6 million, respectively. As of December 31, 2011, $19.2 million of our non-accrual loans were earning on a cash basis. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The table below summarizes our non-accrual loans by type and purpose as of December 31, 2011 (in thousands):

Commercial
Business loans	$12,913
Construction
Market risk	21,119
Real estate
Market risk	11,140
Commercial	6,384
Secured by 1-4 family	2,279
Consumer	313
Leases	432

Total non-accrual loans	$54,580

As of December 31, 2011, non-accrual loans included in the table above included $13.8 million related to loans that met the criteria for restructured.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. In accordance with FASB ASC 310 Receivables, we have included accruing TDRs in our impaired loan totals. The following table details our impaired loans, by portfolio class as of December 31, 2011 (in thousands):

December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$1,716	$10,378	$—	$1,697	$—
Construction
Market risk	19,236	19,236	—	19,315	291
Real estate
Market risk	5,711	11,217	—	7,064	—
Commercial	4,575	4,575	—	5,111	—
Secured by 1-4 family	—	—	—	899	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—

Total impaired loans with no allowance recorded	$31,238	$45,406	$—	$34,086	$291

With an allowance recorded:
Commercial
Business loans	$11,197	$11,197	$3,124	$11,056	$—
Construction
Market risk	1,883	1,882	298	1,916	—
Real estate
Market risk	30,533	34,275	1,131	19,146	—
Commercial	1,809	1,809	271	730	—
Secured by 1-4 family	2,279	2,279	330	1,465	—
Consumer	313	313	52	310	—
Leases	432	432	65	2,328	—

Total impaired loans with an allowance recorded	$48,446	$52,187	$5,271	$36,951	$—

Combined:
Commercial
Business loans	$12,913	$21,575	$3,124	$12,753	$—
Construction
Market risk	21,119	21,118	298	21,231	291
Real estate
Market risk	36,244	45,492	1,131	26,210	—
Commercial	6,384	6,384	271	5,841	—
Secured by 1-4 family	2,279	2,279	330	2,364	—
Consumer	313	313	52	310	—
Leases	432	432	65	2,328	—

Total impaired loans with an allowance recorded	$79,684	$97,593	$5,271	$71,037	$291

December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial
Business loans	$30	$30	$—
Energy	—	—	—
Construction
Market risk	—	—	—
Secured by 1-4 family	—	—	—
Real estate
Market risk	2,525	7,384	—
Commercial	532	532	—
Secured by 1-4 family	494	494	—
Consumer	—	—	—
Leases	—	—	—

Total impaired loans with no allowance recorded	$3,581	$8,440	$—

With an allowance recorded:
Commercial
Business loans	$22,512	$28,440	$4,594
Energy	20,001	20,001	1,000
Construction
Market risk	2,641	2,641	425
Secured by 1-4 family	—	—	—
Real estate
Market risk	51,688	54,661	6,507
Commercial	6,010	6,010	125
Secured by 1-4 family	1,248	1,248	82
Consumer	706	706	163
Leases	6,323	6,323	1,829

Total impaired loans with an allowance recorded	$111,129	$120,030	$14,725

Combined:
Commercial
Business loans	$22,542	$28,470	$4,594
Energy	20,001	20,001	1,000
Construction
Market risk	2,641	2,641	425
Secured by 1-4 family	—	—	—
Real estate
Market risk	54,213	62,045	6,507
Commercial	6,542	6,542	125
Secured by 1-4 family	1,742	1,742	82
Consumer	706	706	163
Leases	6,323	6,323	1,829

Total impaired loans with an allowance recorded	$114,710	$128,470	$14,725

Average impaired loans outstanding during the years ended December 31, 2011, 2010 and 2009 totaled $71.0 million $120.6 million and $62.3 million respectively.

The table below provides an age analysis of our past due loans that are still accruing as of December 31, 2011 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Greater Than 90 Days and Accruing(1)
Commercial
Business loans	$8,086	$2,265	$5,394	$15,745	$2,556,476	$2,572,221	$5,394
Energy	—	4,998	—	4,998	685,018	690,016	—
Construction
Market risk	—	—	—	—	393,757	393,757	—
Secured by 1-4 family	—	—	—	—	7,150	7,150	—
Real estate
Market risk	3,036	5,512	—	8,548	1,408,716	1,417,264	—
Commercial	4,855	799	—	5,654	294,993	300,647	—
Secured by 1-4 family	—	—	73	73	81,464	81,537	73
Consumer	53	—	—	53	24,456	24,509	—
Leases	903	—	—	903	60,457	61,360	—

Total loans held for investment	$16,933	$13,574	$5,467	$35,974	$5,512,487	$5,548,461	$5,467

(1)	Loans past due 90 days and still accruing includes premium finance loans of $2.5 million. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or either forgiveness of either principal or accrued interest. As of December 31, 2011, we have $25.1 million in loans considered restructured that are not already on nonaccrual. Of the nonaccrual loans at December 31, 2011, $13.8 million met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with modified terms in calendar years after the year of the restructure.

The following table summarizes, as of December 31, 2011, loans that have been restructured during 2011 (in thousands):

	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Commercial business loans	3	$2,140	$1,829
Construction market risk	1	2,620	1,882
Real estate market risk	9	43,374	30,193
Real estate — 1-4 family	1	1,217	1,327

Total new restructured loans in 2011	14	$49,351	$35,231

The restructured loans generally include terms to temporarily place loan on interest only, extend the payment terms or reduce the interest rate. We have not forgiven any principal on the above loans. The $14.1 million decrease in the post-restructuring recorded investment compared to the pre-restructuring recorded investment is due to $7.2 million in charge-offs and $6.9 million in paydowns. At December 31, 2011, $10.1 million of the above loans restructured in 2011 are on non-accrual.

The following table provides information on how loans were modified as a TDR during the year ended December 31, 2011 (in thousands):

Extended maturity	$11,152
Adjusted payment schedule	19,806
Combination of maturity extension and payment schedule adjustment	3,855
Other	418

Total	$35,231

The following table summarizes, as of December 31, 2011, loans that were restructured within the last 12 months that have subsequently defaulted (in thousands):

	Number of Contracts	Recorded Investment
Real estate — market risk	1	$4,371

The loan above was subsequently foreclosed and is included in the December 31, 2011 OREO balance.

(4)	OREO and Valuation Allowance for Losses on OREO

The table below presents a summary of the activity related to OREO (in thousands):

	Year ended December 31
	2011	2010	2009
Beginning balance	$42,261	$27,264	$25,904
Additions	22,180	29,559	23,466
Sales	(23,566)	(6,058)	(14,265)
Valuation allowance for OREO	(3,922)	(6,587)	(6,619)
Direct write-downs	(2,876)	(1,917)	(1,222)

Ending balance	$34,077	$42,261	$27,264

(5)	Goodwill and Other Intangible Assets

In June 2011, we acquired the assets of a premium finance company and recorded a total intangible asset of $11.5 million. Of this total, $7.2 million was allocated to goodwill, $4.1 million to customer relationships and $181,000 to trade name. The $4.1 million customer relationship intangible will be amortized over 18 years and the $181,000 intangible related to the trade name will be amortized over 5 years.

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

Goodwill and other intangible assets at December 31, 2011 and 2010 are summarized as follows (in thousands):

	Gross Goodwill and Intangible Assets	Accumulated Amortization	Net Goodwill and Intangible Assets
December 31, 2011
Goodwill	$14,416	$(374)	$14,042
Intangible assets—customer relationships and trademarks	7,996	(1,558)	6,438

Total goodwill and intangible assets	$22,412	$(1,932)	$20,480

December 31, 2010
Goodwill	$7,225	$(374)	$6,851
Intangible assets—customer relationships and trademarks	3,705	(1,073)	2,632

Total goodwill and intangible assets	$10,930	$(1,447)	$9,483

Amortization expense related to intangible assets totaled $485,000 in 2011 and $323,000 in 2010 and $189,000 in 2009. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2011 is as follows:

2012	$587
2013	587
2014	582
2015	481
2016	383
Thereafter	3,818

$6,438

(6)	Premises and Equipment

Premises and equipment at December 31, 2011 and 2010 are summarized as follows (in thousands):

	December 31
	2011	2010
Premises	$11,967	$11,092
Furniture and equipment	24,290	22,159

	36,257	33,251
Accumulated depreciation	(24,800)	(21,683)

Total premises and equipment, net	$11,457	$11,568

Depreciation expense for the above premises and equipment was approximately $3,397,000, $3,201,000 and $3,311,000 in 2011, 2010 and 2009, respectively.

(7)	Deposits

Deposits at December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Non-interest bearing demand deposits	$1,751,944	$1,451,307
Interest-bearing deposits
Transaction	448,730	346,052
Savings	2,288,804	2,348,860
Time	586,506	850,234
Deposits in foreign branches	480,273	458,948

Total interest-bearing deposits	3,804,313	4,004,094

Total deposits	$5,556,257	$5,455,401

The scheduled maturities of interest bearing time deposits are as follows at December 31, 2011 (in thousands):

2012	$1,026,174
2013	21,742
2014	8,693
2015	8,567
2016	834
2017 and after	769

$1,066,779

At December 31, 2011 and 2010, the Bank had approximately $26,549,000 and $44,753,000, respectively, in deposits from related parties, including directors, stockholders, and their related affiliates on terms similar to those from third parties.

At December 31, 2011 and 2010, interest bearing time deposits, including deposits in foreign branches, of $100,000 or more were approximately $1,029,352,000 and $1,238,526,000, respectively.

(8)	Borrowing Arrangements

The following table summarizes our borrowings at December 31, 2011, 2010 and 2009 (in thousands):

	2011		2010		2009
	Balance	Rate(4)	Balance	Rate(4)	Balance	Rate(4)
Federal funds purchased(5)	$412,249	0.27%	$283,781	0.32%	$580,519	0.33%
Customer repurchase agreements(1)	23,801	0.06%	10,920	0.05%	25,070	0.10%
Treasury, tax and loan notes(2)	—	—	3,100	0.00%	5,940	0.00%
FHLB borrowings(3)	1,200,066	0.14%	86	2.21%	325,000	0.11%
Fed borrowings	132,000	0.75%	—	—	—	—
TLGP borrowings	—	—	—	—	20,500	0.84%
Trust preferred subordinated debentures	113,406	2.48%	113,406	2.23%	113,406	3.19%

Total borrowings	$1,881,522		$411,293		$1,070,435

Maximum outstanding at any month end	$1,986,324		$653,665		$1,753,181

(1)	Securities pledged for customer repurchase agreements were $28.3 million, $21.6 million and $36.0 million at December 31, 2011, 2010 and 2009, respectively.

(2)	Securities pledged for treasury, tax and loans notes were $5.7 million, $7.4 million and $11.3 million at December 31, 2011, 2010 and 2009, respectively.

(3)	FHLB borrowings are collateralized by a blanket floating lien based on real estate loans and also certain pledged securities. The weighted-average interest rate for the years ended December 31, 2011, 2010 and 2009 was 0.11%, 0.14% and 0.62%, respectively.

(4)	Interest rate as of period end.

(5)	The weighted-average interest rate on federal funds purchased for the years ended December 31, 2011, 2010 and 2009 was 0.25%, 0.44% and 0.47%, respectively.

The following table summarizes our other borrowing capacities in addition to balances outstanding at December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
FHLB borrowing capacity relating to loans	$4,524	$869,089	$1,382,682
FHLB borrowing capacity relating to securities	15,909	120,823	57,101

Total FHLB borrowing capacity	$20,433	$989,912	$1,439,783

Unused federal funds lines available from commercial banks	$390,720	$482,460	$736,560

The scheduled maturities of our borrowings at December 31, 2011, were as follows (in thousands):

	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Federal funds purchased(1)	$412,249	$—	$—	$—	$412,249
Customer repurchase agreements(1)	23,801	—	—	—	23,801
FHLB borrowings(1)	1,200,000	—	66	—	1,200,066
Fed borrowings(1)	132,000	—	—	—	132,000
Trust preferred subordinated debentures(1)	—	—	—	113,406	113,406

Total borrowings	$1,768,050	$—	$66	$113,406	$1,881,522

(1)	Excludes interest.

(9)	Trust Preferred Subordinated Debentures

From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued fixed and/or floating rate Capital Securities in various private offerings totaling $113.4 million. As of December 31, 2011, the details of the trust preferred subordinated debentures are summarized below (in thousands):

	Texas Capital Bancshares Statutory Trust I	Texas Capital Bancshares Statutory Trust II	Texas Capital Bancshares Statutory Trust III		Texas Capital Bancshares Statutory Trust IV	Texas Capital Bancshares Statutory Trust V
Date issued	November 19, 2002	April 10, 2003	October 6, 2005		April 28, 2006	September 29, 2006
Capital securities issued	$10,310	$10,310	$25,774		$25,774	$41,238
Floating or fixed rate securities	Floating	Floating	Fixed/Floating	(1)	Floating	Floating
Interest rate on subordinated debentures	3 month LIBOR + 3.35%	3 month LIBOR + 3.25%	3 month LIBOR + 1.51%		3 month LIBOR + 1.60%	3 month LIBOR + 1.71%
Maturity date	November 2032	April 2033	December 2035		June 2036	September 2036

(1)	Interest rate is a fixed rate of 6.19% for five years through December 15, 2010, and a floating rate of interest for the remaining 25 years that resets quarterly to 1.51% above the three-month LIBOR.

After deducting underwriter’s compensation and other expenses of each offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on all subordinated debentures are deductible for federal income tax purposes.

(10)	Income Taxes

We have a gross deferred tax asset of $49.4 million at December 31, 2011, which relates primarily to our allowance for loan losses, OREO valuation reserve, loan origination fees and stock compensation. Management believes it is more likely than not that all of the deferred tax assets will be realized. Our net deferred tax asset is included in other assets in the consolidated balance sheet.

At December 31, 2010, we had a gross deferred tax asset of $48.1 million, which related primarily to our allowance for loan losses, OREO valuation reserve, loan origination fees and stock compensation.

Income tax expense/(benefit) consists of the following for the years ended (in thousands):

	Year ended December 31
	2011	2010	2009
Current:
Federal	$47,799	$24,329	$20,955
State	1,183	840	219

Total	$48,982	$25,169	$21,174

Deferred
Federal	$(6,927)	$(5,248)	$(8,774)
State	245	(365)	—

Total	$(6,682)	$(5,613)	$(8,774)

Total expense
Federal	$40,872	$19,081	$12,181
State	1,428	475	219

Total	$42,300	$19,556	$12,400

The following table shows the breakdown of total income tax expense for continuing operations and discontinued operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Total expense (benefit):
From continuing operations	$42,366	$19,626	$12,522
From discontinued operations	(66)	(70)	(122)

Total	$42,300	$19,556	$12,400

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31
	2011	2010
Deferred tax assets:
Allowance for credit losses	$25,787	$26,426
Organizational costs/intangibles	142	162
Loan origination fees	6,432	4,774
Stock compensation	3,776	5,769
Mark to market on mortgage loans	401	486
Reserve for potential mortgage loan repurchases	19	453
Non-accrual interest	5,416	3,009
Deferred lease expense	811	842
OREO valuation allowance	6,074	5,754
Other	526	432

	49,384	48,107
Deferred tax liabilities:
Loan origination costs	(1,054)	(991)
FHLB stock dividends	(723)	(697)
Leases	(11,174)	(16,153)
Depreciation	(1,235)	(1,966)
Unrealized gain on securities	(2,542)	(2,884)
Other	(293)	(77)

	(17,021)	(22,768)

Net deferred tax asset	$32,363	$25,339

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

We file income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008.

The reconciliation of income attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

	Year ended December 31
	2011	2010	2009
Tax at U.S. statutory rate	35%	35%	35%
State taxes	1%	1%	1%
Non-deductible expenses	1%	1%	1%
Non-taxable income	(1)%	(2)%	(3)%

Total	36%	35%	34%

(11)	Employee Benefits

We have a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan permits our employees to defer a portion of their compensation. Matching contributions may be made in amounts and at times determined by the Company. We contributed approximately $819,000, $595,000, and $627,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Employees are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options.

During 2000, we implemented an Employee Stock Purchase Plan (“ESPP”). Employees are eligible for the plan when they have met certain requirements concerning period of credited service and minimum hours worked. Eligible employees may contribute a minimum of 1% to a maximum of 10% of eligible compensation up to the Section 423 of the Internal Revenue Code limit of $25,000. During January 2006, a plan (“2006 ESPP”) was adopted that allocated 400,000 shares to the plan. The 2006 ESPP was approved by stockholders at the 2006 annual meeting. As of December 31, 2011, 2010 and 2009, 76,561, 66,504 and 53,281 shares had been purchased on behalf of the employees under the 2006 ESPP.

As of December 31, 2010, we have three stock option plans, the 1999 Stock Omnibus Plan (“1999 Plan”), the 2005 Long-Term Incentive Plan (“2005 Plan”) and the 2010 Long-Term Incentive Plan (“2010 Plan”). The 1999 Plan is no longer available for grants of equity based compensation; however, options to purchase shares previously issued under the plan will remain outstanding and be subject to administration by our board of directors. Under both the 2005 and 2010 Plans, equity-based compensation grants were made by the board of directors, or its designated committee. Grants are subject to vesting requirements. Under the 2005 and 2010 Plans, we may grant, among other things, nonqualified stock options, incentive stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), cash-based performance units or any combination thereof. Both Plans include grants for employees and directors. Totals shares authorized under the 2005 plan are 1,500,000, with 700,000 authorized under the 2010 Plan. Total shares which may be issued under the 2005 Plan at December 31, 2011, 2010 and 2009 were 15,865, 60,760 and 116,728, respectively. Total shares which may be issued under the 2010 Plan at December 31, 2011 and 2010 was 431,200 and 498,400, respectively.

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

The fair value of the options and stock appreciation rights were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2011	2010	2009
Risk-free rate	1.83%	2.26%	2.23%
Market price volatility factor	0.414	0.418	0.423
Weighted-average expected life of options	5 years	5 years	5 years

Market price volatility and expected life of options is based on historical data and other factors.

A summary of our stock option activity and related information for 2011, 2010 and 2009 is as follows (in thousands, except per share data):

	December 31, 2011		December 31, 2010		December 31, 2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	943,820	$12.62	1,167,736	$12.07	1,460,461	$11.54
Options exercised	(374,410)	12.00	(155,366)	8.80	(226,485)	7.69
Options forfeited	—	—	(68,550)	11.33	(66,240)	15.35

Options outstanding at year-end	569,410	$13.02	943,820	$12.62	1,167,736	$12.07

Options vested and exercisable at year-end	569,410	$13.02	943,820	$12.62	1,131,486	$11.76
Intrinsic value of options vested and exercisable	$10,015,721		$8,263,646		$2,490,378
Weighted average remaining contractual life of options vested and exercisable (in years)		2.06		2.85		3.52
Fair value of shares vested during year	$—		$219,193		$245,422
Intrinsic value of options exercised	$5,496,861		$1,619,409		$1,608,048
Weighted average remaining contractual life of options currently outstanding (in years)		2.06		2.85		3.58

There was no expense related to stock option awards in 2011. We expensed approximately $219,000 and $629,000 in 2010 and 2009, respectively, related to stock option awards. Expenses are calculated utilizing the straight-line method. No stock options were granted in 2009, 2010 or 2011.

In connection with the 2005 Long-term Incentive Plan, stock appreciation rights were issued in 2011, 2010 and 2009. These rights are service-based and generally vest over a period of five years. Of the SARs granted in 2006, 300,312 were Performance Stock Appreciation Rights (“PSARs”) which were cancelled on December 31, 2008 as company performance targets were not met.

	December 31, 2011		December 31, 2010		December 31, 2009
	SARs	Weighted Average Exercise Price	SARs / PSARs	Weighted Average Exercise Price	SARs / PSARs	Weighted Average Exercise Price
SARs outstanding at beginning of year	1,213,257	$19.42	1,206,738	$16.16	1,007,579	$16.66
SARs granted	33,000	24.70	109,500	17.81	246,500	14.93
SARs exercised	(236,610)	19.86	(16,000)	15.38	—	—
SARs forfeited	(25,947)	16.56	(86,981)	17.97	(47,341)	20.51

SARs outstanding at year-end	983,700	$19.56	1,213,257	$19.42	1,206,738	$16.16

SARs vested and exercisable at year-end	687,175	$20.29	689,144	$20.48	491,254	$20.92
Weighted average remaining contractual life of SARs vested		5.24		5.99		6.85
Compensation expense	$1,272,000		$1,994,000		$1,709,000
Weighted average fair value of SARs granted during 2011, 2010 and 2009 (in years)		$9.54		$6.97		$5.93
Fair value of shares vested during the year	$1,612,435		$1,626,811		$1,278,207
Weighted average remaining contractual life of SARs currently outstanding (in years)		5.95		6.72		5.61

As of December 31, 2011 and 2010, the intrinsic value of SARs vested was $7,093,144 and $929,900, respectively. As of December 31, 2009 the intrinsic value of SARs vested was negative as the December 31, 2009 market prices were lower than the grant price of the SARs.

The following table summarizes the status of and changes in our nonvested restricted stock units (in thousands, except per share data):

	Non-Vested Stock Awards Outstanding
	Number of Shares	Weighted- Average Grant- Date Fair Value
Balance, January 1, 2009	626,248	$19.49
Granted	257,210	12.81
Vested and issued	(134,570)	19.59
Forfeited	(34,489)	19.98

Balance, December 31, 2009	714,399	17.04
Granted	365,000	15.72
Vested and issued	(162,394)	18.25
Forfeited	(19,654)	17.82

Balance, December 31, 2010	897,351	14.64
Granted	165,891	24.77
Vested and issued	(364,065)	16.07
Forfeited	(37,685)	18.70

Balance, December 31, 2011	661,492	$17.44

The RSUs granted during 2011, 2010 and 2009 generally vest over four to five years. Compensation cost for restricted stock units was $6,068,000, $4,559,000, $3,623,000 for years ended December 31, 2011, 2010 and 2009, respectively. The weighted average remaining contractual life of RSUs currently outstanding is 7.87 years.

In connection with the 2010 Long-term Incentive Plan, a total of 217,337 cash-based performance units were issued in 2011. Of the units, 54,400 are service-based and vest over a period of five years. Additionally, 162,937 units contain both service and performance based vesting requirements: 25% of the units will vest on the third anniversary of the date of grant, and 75% will vest based on attainment of certain performance metrics developed by our Board of Directors’ HR Committee.

Total compensation cost for all share-based arrangements, net of taxes, was $4,771,000, $4,434,000 and $3,904,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Total compensation cost for all cash-based arrangements for the year ended December 31, 2011 was $339,000.

Unrecognized stock-based compensation expense related to SAR grants issued through December 31, 2011 is $1.7 million. At December 31, 2011, the weighted average period over which this unrecognized expense is expected to be recognized was 2.8 years. Unrecognized stock-based compensation expense related to RSU grants through December 31, 2011 is $10.2 million. At December 31, 2011, the weighted average period over which this unrecognized expense is expected to be recognized was 3.2 years.

Cash flows from financing activities included $8,970,000, $1,774,000 and $213,000 in cash inflows from excess tax benefits related to stock compensation in 2011, 2010 and 2009, respectively. The tax benefit realized from stock options exercised is $3,139,000, $621,000 and $75,000 in 2011, 2010 and 2009, respectively.

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

(12)	Financial Instruments with Off-Balance Sheet Risk

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

At December 31, 2011 and 2010, commitments to extend credit and standby and commercial letters of credit were as follows (in thousands):

	December 31
	2011	2010
Commitments to extend credit	$1,730,801	$1,306,871
Standby letters of credit	71,360	54,831

(13)	Regulatory Restrictions

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Company’s capital ratios exceed the regulatory definition of well capitalized as of December 31, 2011 and 2010. As of June 30, 2011, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action and continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total capital (to risk-weighted assets):
Company	$774,360	10.56%	$586,615	8.00%	N/A	N/A
Bank	741,595	10.12%	586,512	8.00%	$733,140	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$701,534	9.57%	$293,307	4.00%	N/A	N/A
Bank	668,769	9.12%	293,256	4.00%	$439,884	6.00%
Tier 1 capital (to average assets):
Company	$701,534	8.78%	$319,482	4.00%	N/A	N/A
Bank	668,769	8.37%	319,427	4.00%	$399,283	5.00%
As of December 31, 2010:
Total capital (to risk-weighted assets):
Company	$697,291	11.83%	$471,565	8.00%	N/A	N/A
Bank	600,331	10.19%	471,462	8.00%	$589,327	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$623,835	10.58%	$235,782	4.00%	N/A	N/A
Bank	526,875	8.94%	235,731	4.00%	$353,596	6.00%
Tier 1 capital (to average assets):
Company	$623,835	9.36%	$266,694	4.00%	N/A	N/A
Bank	526,875	7.90%	266,638	4.00%	$333,297	5.00%

Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. No dividends were declared or paid on common stock during 2011, 2010 or 2009.

The required balance at the Federal Reserve at December 31, 2011 and 2010 was approximately $28,219,000 and $27,610,000, respectively.

(14)	Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (in thousands except share data):

	Year ended December
	2011	2010	2009
Numerator:
Net income from continuing operations	$76,102	$37,323	$24,387
Preferred stock dividends	—	—	5,383

Net income from continuing operations available to common shareholders	76,102	37,323	19,004
Loss from discontinued operations	(126)	(136)	(235)

Net income	$75,976	$37,187	$18,769

Denominator:
Denominator for basic earnings per share-weighted average shares	37,334,743	36,627,329	34,113,285
Effect of employee stock-based awards(1)	682,694	594,707	278,882
Effect of warrants to purchase common stock	315,640	123,992	18,287

Denominator for dilutive earnings per share-adjusted weighted average shares and assumed conversions	38,333,077	37,346,028	34,410,454

Basic earnings per common share from continuing operations	$2.04	$1.02	$0.56

Basic earnings per common share	$2.03	$1.02	$0.55

Diluted earnings per share from continuing operations	$1.99	$1.00	$0.55

Diluted earnings per common share	$1.98	$1.00	$0.55

(1)	Stock options, SARs and RSUs outstanding of 98,000, 978,567 and 1,669,686 in 2011, 2010 and 2009, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the average market price of the Company’s common stock.

(15)	Fair Value Disclosures

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation. This category also includes impaired loans and OREO where collateral values have been based on third party appraisals; however, due to current economic conditions, comparative sales data typically used in appraisals may be unavailable or more subjective due to lack of market activity. Additionally, this category includes certain mortgage loans that were transferred from loans held for sale to loans held for investment at a lower of cost or fair value.

Assets and liabilities measured at fair value at December 31, 2011 are as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Available for sale securities:(1)
Mortgage-backed securities	$—	$90,083	$—
Corporate securities	—	5,225	—
Municipals	—	30,742	—
Equity securities	—	7,660	—
Other	—	10,000	—
Loans(2)(4)	—	—	12,448
OREO(3)(4)	—	—	34,077
Derivative asset(5)	—	20,071	—
Derivative liability(5)	—	(20,071)	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(3)	OREO is transferred from loans to OREO at fair value less selling costs.

(4)	Fair value of loans and OREO is measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions

(5)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.

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

Loans During the three months ended December 31, 2011, certain impaired loans were reevaluated and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. The $12.4 million total above includes impaired loans at December 31, 2011 with a carrying value of $12.5 million that were reduced by specific valuation allowance allocations totaling $11,000 for a total reported fair value of $12.4 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.

OREO Certain foreclosed assets, upon initial recognition, were valued based on third party appraisals. At December 31, 2011, OREO with a carrying value of $44.8 million was reduced by specific valuation allowance allocations totaling $10.7 million for a total reported fair value of $34.1 million based on valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.

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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$101,258	$101,258	$179,866	$179,866
Securities, available-for-sale	143,710	143,710	185,424	185,424
Loans held for sale	2,080,081	2,080,081	1,194,209	1,194,209
Loans held for sale from discontinued operations	393	393	490	490
Loans held for investment, net	5,502,076	5,506,899	4,639,820	4,652,588
Derivative asset	20,071	20,071	6,874	6,874
Deposits	5,556,257	5,557,062	5,455,401	5,457,692
Federal funds purchased	412,249	412,249	283,781	283,781
Borrowings	1,355,867	1,355,869	14,106	14,107
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liability	20,071	20,071	6,874	6,874

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents approximate their fair value.

Securities

The fair value of investment securities is based on prices obtained from independent pricing services which are based on quoted market prices for the same or similar securities. We have obtained documentation from the primary pricing service we use about their processes and controls over pricing. In addition, on a quarterly basis we independently verify the prices that we receive from the service provider using two additional independent pricing sources. Any significant differences are investigated and resolved.

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

Derivatives

The estimated fair value of the interest rate swaps are obtained from independent pricing services. On a quarterly basis, we independently verify the fair value using an additional independent pricing source.

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

(16)	Commitments and Contingencies

We lease various premises under operating leases with various expiration dates. Rent expense incurred under operating leases amounted to approximately $7,982,000, $6,916,000 and $6,968,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Minimum future lease payments under operating leases are as follows (in thousands):

Year ending December 31,	Minimum Payments
2012	$9,435
2013	8,881
2014	8,625
2015	8,066
2016	7,611
2017 and thereafter	38,578

$81,196

(17) Parent Company Only

Summarized financial information for Texas Capital Bancshares, Inc. – Parent Company Only follows (in thousands):

Balance Sheet	December 31
	2011	2010
Assets
Cash and cash equivalents	$21,004	$88,684
Investment in subsidiaries	707,124	554,917
Other assets	12,559	8,812

Total assets	$740,687	$652,413

Liabilities and Stockholders’ Equity
Other liabilities	$698	$436
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	114,104	113,842
Common stock	376	369
Additional paid-in capital	359,610	346,948
Retained earnings	261,883	185,907
Treasury stock	(8)	(8)
Accumulated other comprehensive income	4,722	5,355

Total stockholders’ equity	626,583	538,571

Total liabilities and stockholders’ equity	$740,687	$652,413

Statement of Earnings

	Year ended December 31
	2011	2010	2009
Dividend income	$77	$110	$127
Other income	72	128	441

Total income	149	238	568
Interest expense	2,573	3,672	4,353
Salaries and employee benefits	618	673	669
Legal and professional	1,919	1,269	1,425
Other non-interest expense	450	453	392

Total expense	5,560	6,067	6,839

Loss before income taxes and equity in undistributed income of subsidiary	(5,411)	(5,829)	(6,271)
Income tax benefit	(1,887)	(1,989)	(2,139)

Loss before equity in undistributed income of subsidiary	(3,524)	(3,840)	(4,132)
Equity in undistributed income of subsidiary	79,500	41,027	28,284

Net income	$75,976	$37,187	$24,152

Statements of Cash Flows
	Year ended December 31
	2011	2010	2009
	(in thousands)
Operating Activities
Net income	$75,976	$37,187	$24,152
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(79,500)	(41,027)	(28,284)
Increase in other assets	(3,747)	(1,449)	(11)
Tax benefit from stock option exercises	3,139	621	75
Excess tax benefits from stock-based compensation arrangements	(8,970)	(1,774)	(213)
Increase (decrease) in other liabilities	262	(24)	(577)

Net cash used in operating activities of continuing operations	(12,840)	(6,466)	(4,858)
Investing Activity
Investment in subsidiaries	(66,000)	—	—
Net cash used in investing activity	(66,000)	—	—
Financing Activities
Proceeds from sale of stock related to stock-based awards	2,190	13,343	61,024
Proceeds from issuance of preferred stock and related warrants	—	—	75,000
Repurchase of preferred stock	—	—	(75,000)
Preferred dividends paid	—	—	(1,219)
Net other borrowings	—	—	(50,000)
Excess tax benefits from stock-based compensation arrangements	8,970	1,774	213
Net cash provided by financing activities	11,160	15,117	10,018

Net increase (decrease) in cash and cash equivalents	(67,680)	8,651	5,160

Cash and cash equivalents at beginning of year	88,684	80,033	74,873

Cash and cash equivalents at end of year	$21,004	$88,684	$80,033

(18)	Related Party Transactions

See Note 7 for a description of deposits with related parties.

(19)	Discontinued Operations

Subsequent to the end of the first quarter of 2007, we and the purchaser of our residential mortgage loan division (“RML”) agreed to terminate and settle the contractual arrangements related to the sale of the division, which had been completed as of the end of the third quarter of 2006. Historical operating results of RML are reflected as discontinued operations in the financial statements.

During 2011, the loss from discontinued operations was $126,000, net of taxes. The 2011 losses are primarily related to continuing legal and salary expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $393,000 in loans held for sale from discontinued operations that are carried at the estimated market value at December 31, 2011, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of December 31, 2011 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.

The results of operations of the discontinued components are presented separately in the accompanying consolidated statements of income for 2011, 2010 and 2009, net of tax, following income from continuing operations. Details are presented in the following tables (in thousands):

	Year ended December 31
	2011	2010	2009
Revenues	$58	$36	$64
Expenses	250	242	421

Loss before income taxes	(192)	(206)	(357)
Income tax benefit	(66)	(70)	(122)

Loss from discontinued operations	$(126)	$(136)	$(235)

(20)	Derivative Financial Instruments

The fair value of derivative positions outstanding is included in other assets and other liabilities in the accompanying consolidated balance sheets.

During 2011 and 2010, we entered into certain interest rate derivative positions that are not designated as hedging instruments. These derivative positions relate to transactions in which we enter into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations.

The notional amounts and estimated fair values of interest rate derivative positions outstanding at December 31, 2011 presented in the following table (in thousands):

	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivative:
Commercial loan/lease interest rate swaps	$295,914	$20,071
Commercial loan/lease interest rate swaps	(295,914)	(20,071)

The weighted-average receive and pay interest rates for interest rate swaps outstanding at December 31, 2011 were as follows:

	Weighted-Average
	Interest Rate Received	Interest Rate Paid
Non-hedging interest rate swaps	5.25%	1.90%

Our credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, relating to interest rate swaps was approximately $20.1 million at December 31, 2011, all of which relates to bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values.

(21)	Stockholders’ Equity

During 2010, we purchased a portion of a non-controlling interest in a consolidated subsidiary that is controlled and majority owned by the Bank. The purchased resulted in a $10.2 million reduction in additional paid in capital. Prior to the purchase, we owned 90% of the subsidiary and non-controlling interest on our balance sheet was $869,000. Subsequent to this purchase we now control 97% of the subsidiary and the non-controlling interest on our balance sheet at December 31, 2011 is $405,000. Based on an existing agreement with the remaining non-controlling interest, we could purchase the remaining interest in the future based on a multiple of earnings, which could result in a future reduction to additional paid in capital.

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

(22) Quarterly Financial Data (unaudited)

The tables below summarize our quarterly financial information for the years December 31, 2011 and 2010 (in thousands except per share and average share data):

	2011 Selected Quarterly Financial Data
	Fourth	Third	Second	First
Interest income	$92,967	$83,263	$75,259	$70,111
Interest expense	4,820	4,065	4,165	5,613

Net interest income	88,147	79,198	71,094	64,498
Provision for credit losses	6,000	7,000	8,000	7,500

Net interest income after provision for credit losses	82,147	72,198	63,094	56,998
Non-interest income	8,994	7,603	7,951	7,684
Non-interest expense	50,353	46,186	45,263	46,399

Income from continuing operations before income taxes	40,788	33,615	25,782	18,283
Income tax expense	15,043	11,905	9,074	6,344

Income from continuing operations	25,745	21,710	16,708	11,939
Loss from discontinued operations (after-tax)	(5)	(7)	(54)	(60)

Net income	$25,740	$21,703	$16,654	$11,879

Basic earnings per share:
Income from continuing operations	$0.69	$0.58	$0.45	$0.32

Net income	$0.69	$0.58	$0.45	$0.32

Diluted earnings per share:
Income from continuing operations	$0.67	$0.56	$0.44	$0.31

Net income	$0.67	$0.56	$0.43	$0.31

Average shares
Basic	37,549,000	37,412,000	37,281,000	37,091,000

Diluted	38,609,000	38,435,000	38,333,000	38,342,000

	2010 Selected Quarterly Financial Data
(In thousands except per share and average share data)	Fourth	Third	Second	First
Interest income	$75,432	$72,600	$67,472	$64,306
Interest expense	9,477	9,994	9,587	9,078

Net interest income	65,955	62,606	57,885	55,228
Provision for credit losses	12,000	13,500	14,500	13,500

Net interest income after provision for credit losses	53,955	49,106	43,385	41,728
Non-interest income	9,178	8,101	8,036	6,948
Non-interest expense	44,582	42,602	39,118	37,186

Income from continuing operations before income taxes	18,551	14,605	12,303	11,490
Income tax expense	6,475	5,074	4,187	3,890

Income from continuing operations	12,076	9,531	8,116	7,600
Loss from discontinued operations (after-tax)	(22)	(5)	(54)	(55)

Net income	$12,054	$9,526	$8,062	$7,545

Basic earnings per share:
Income from continuing operations	$0.33	$0.26	$0.22	$0.21

Net income	$0.33	$0.26	$0.22	$0.21

Diluted earnings per share:
Income from continuing operations	$0.32	$0.25	$0.22	$0.21

Net income	$0.32	$0.25	$0.22	$0.21

Average shares
Basic	36,855,000	36,784,000	36,670,000	36,191,000

Diluted	37,658,000	37,445,000	37,487,000	36,784,000

(1)	The consolidated statement of operating data and consolidated balance sheet data presented above for the five most recent fiscal years ended December 31 have been derived from our audited consolidated financial statements. The historical results are not necessarily indicative of the results to be expected in any future period.

(2)	Excludes loans held for sale.

(3)	From continuing operations.

(4)	Excludes unrealized gains/losses on securities.

(23)	Legal Matters

We are aggressively defending against a $65.4 million jury verdict that was rendered in August 2011, in Antlers, Oklahoma, a town in rural Pushmataha County. The case was filed by one of the guarantors of a defaulted loan. A judgment has been entered by the trial court. We are pursuing a dismissal of the suit, a change in verdict or a new trial. We will appeal any further adverse judgment that is entered. We have been advised by counsel that there are numerous grounds for dismissal, change in verdict and any appeal.

In addition, we intend to pursue aggressively our suit filed in Texas in April 2010 against the plaintiff in the Oklahoma case and other guarantors of the defaulted loan. The loss related to the loan was recognized in the second quarter of 2010, and we have no remaining balance sheet exposure on the principal balance of the loan. As we currently believe a materially negative outcome in this matter is not probable, we have not established a reserve related to any potential exposure.

(24)	New Accounting Standards

ASU No. 2010-20, “Receivables (Topic 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”) requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for our financial statements on January 1, 2011. Certain disclosures related to troubled debt restructurings were temporarily deferred by ASU 2011-01, “Receivables (Topic 310) — Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” and became effective on July 1, 2011 as required by ASU No. 2011-02, “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” See Note 3 — Loans.

ASU No. 2010-28, “Intangibles — Goodwill and Other (Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”) modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 201-28 became effective for us on January 1, 2011 and did not have a significant impact on our financial statements.

ASU No. 2011-02, “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” (“ASU 2011-02”) clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession and (b) the debtor is experiencing financial difficulties. ASU 2011-02 became effective for us on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. See Note 3 — Loans.

ASU 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”) amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on our financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“ASU 2011-05”) amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 820) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-05 is not expected to have a significant impact on our financial statements.

ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment” (“ASU 2011-08”) amends Topic 350, “Intangibles — Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective of annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on our financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We have established and maintain disclosure controls and other procedures that are designed to ensure that material information relating to us and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. For the period covered in this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

The Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Texas Capital Bancshares, Inc.

We have audited Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Texas Capital Bancshares Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Texas Capital Bancshares Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Capital Bancshares, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 23, 2012 expressed an unqualified opinion thereon.

Dallas, Texas

February 23, 2012

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 15, 2012, which proxy materials will be filed with the SEC no later than April 5, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 15, 2012, which proxy materials will be filed with the SEC no later than April 5, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 15, 2012, which proxy materials will be filed with the SEC no later than April 5, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 15, 2012, which proxy materials will be filed with the SEC no later than April 5, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 15, 2012, which proxy materials will be filed with the SEC no later than April 5, 2012.

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

Date: February 23, 2012	TEXAS CAPITAL BANCSHARES, INC.

	By:	/S/ GEORGE F. JONES, JR.
George F. Jones, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2012	/S/ JAMES R. HOLLAND, JR. James R. Holland, Jr. Chairman of the Board and Director

Date: February 23, 2012	/S/ GEORGE F. JONES, JR. George F. Jones, Jr. President, Chief Executive Officer and Director (principal executive officer)

Date: February 23, 2012	/S/ PETER BARTHOLOW Peter Bartholow Executive Vice President, Chief Financial Officer and Director (principal financial officer)

Date: February 23, 2012	/S/ JULIE ANDERSON Julie Anderson Executive Vice President and Controller (principal accounting officer)

Date: February 23, 2012	/S/ JAMES H. BROWNING James H. Browning Director

Date: February 23, 2012	/S/ JOSEPH M. GRANT Joseph M. Grant Director

Date: February 23, 2012	/S/ FREDERICK B. HEGI, JR. Frederick B. Hegi, Jr. Director

Date: February 23, 2012	/S/ LARRY L. HELM Larry L. Helm Director

Date: February 23, 2012	/S/ WALTER W. MCALLISTER III Walter W. McAllister III Director

Date: February 23, 2012	/S/ ELYSIA H. RAGUSA Elysia H. Ragusa Director

Date: February 23, 2012	/S/ STEVEN P. ROSENBERG Steven P. Rosenberg Director

Date: February 23, 2012	/S/ ROBERT W. STALLINGS Robert W. Stallings Director

Date: February 23, 2012	/S/ DALE W. TREMBLAY Dale W. Tremblay Director

Date: February 23, 2012	/S/ IAN J. TURPIN Ian J. Turpin Director