Form 10-K/A
period 2011-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2012-03-15
CIK 1077428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2011 (“Form 10-K”), as filed with the Securities and Exchange Commission on February 23, 2012 is to furnish Exhibit 101 to the Form 10-K which provides certain items from our Form 10-K formatted in the eXtensible Business Language (“XBRL”).

No other changes have been made to the Form 10-K other than furnishing of the exhibit described above. This Amendment No. 1 does not reflect subsequent events occurring after the original date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/S/ Peter Bartholow
Peter Bartholow
Chief Financial Officer
Date: March 15, 2012

EXHIBIT INDEX

Exhibit Number

101	The following materials from Texas Capital Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements *

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.