Form 10-Q
period 2012-03-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2012-04-26
CIK 1077428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2012

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

On April 25, 2012, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share	37,917,789

Texas Capital Bancshares, Inc.

Form 10-Q

Quarter Ended March 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME – UNAUDITED

(In thousands except per share data)

	Three months ended March 31,
	2012	2011
Interest income
Loans	$91,774	$68,040
Securities	1,307	1,846
Federal funds sold	1	28
Deposits in other banks	49	197

Total interest income	93,131	70,111
Interest expense
Deposits	3,472	4,871
Federal funds purchased	281	107
Repurchase agreements	3	2
Other borrowings	435	—
Trust preferred subordinated debentures	711	633

Total interest expense	4,902	5,613

Net interest income	88,229	64,498
Provision for credit losses	3,000	7,500

Net interest income after provision for credit losses	85,229	56,998
Non-interest income
Service charges on deposit accounts	1,604	1,783
Trust fee income	1,114	954
Bank owned life insurance (BOLI) income	521	523
Brokered loan fees	3,651	2,520
Equipment rental income	161	783
Other	2,139	1,121

Total non-interest income	9,190	7,684
Non-interest expense
Salaries and employee benefits	29,019	24,172
Net occupancy expense	3,604	3,310
Leased equipment depreciation	139	556
Marketing	2,823	2,123
Legal and professional	3,991	2,723
Communications and technology	2,483	2,347
FDIC insurance assessment	1,569	2,511
Allowance and other carrying costs for OREO	3,342	4,030
Other	5,306	4,627

Total non-interest expense	52,276	46,399

Income from continuing operations before income taxes	42,143	18,283
Income tax expense	15,062	6,344

Income from continuing operations	27,081	11,939
Income/loss from discontinued operations (after-tax)	4	(60)

Net income	$27,085	$11,879

Basic earnings per common share
Income from continuing operations	$0.72	$0.32
Net income	$0.72	$0.32

Diluted earnings per common share
Income from continuing operations	$0.70	$0.31
Net income	$0.70	$0.31

Other comprehensive income
Unrealized loss on available-for-sale securities arising during period, before tax	$(288)	$(246)
Income tax benefit related to unrealized gain on available-for-sale securities	(101)	(86)

Other comprehensive loss net of tax	(187)	(160)

Comprehensive income	$26,898	$11,719

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$66,806	$79,248
Interest-bearing deposits	61,324	22,010
Federal funds sold	20,680	—
Securities, available-for-sale	123,828	143,710
Loans held for sale	2,255,281	2,080,081
Loans held for sale from discontinued operations	390	393
Loans held for investment (net of unearned income)	5,792,349	5,572,371
Less: Allowance for loan losses	71,992	70,295

Loans held for investment, net	5,720,357	5,502,076
Premises and equipment, net	11,445	11,457
Accrued interest receivable and other assets	279,866	278,163
Goodwill and intangible assets, net	20,330	20,480

Total assets	$8,560,307	$8,137,618

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$1,751,443	$1,751,944
Interest bearing	3,902,123	3,324,040
Interest bearing in foreign branches	409,992	480,273

Total deposits	6,063,558	5,556,257

Accrued interest payable	893	599
Other liabilities	77,381	82,909
Federal funds purchased	383,927	412,249
Repurchase agreements	23,740	23,801
Other borrowings	1,250,061	1,332,066
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	7,912,966	7,521,287

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares – 10,000,000
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 37,912,054 and 37,666,708 at March 31, 2012 and December 31, 2011	379	376
Additional paid-in capital	353,567	349,458
Retained earnings	288,868	261,783
Treasury stock (shares at cost: 417 at March 31, 2012 and December 31, 2011)	(8)	(8)
Accumulated other comprehensive income, net of taxes	4,535	4,722

Total stockholders’ equity	647,341	616,331

Total liabilities and stockholders’ equity	$8,560,307	$8,137,618

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

	Preferred Stock		Common Stock				Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Other Comprehensive Income, Net of Taxes	Total

Balance at December 31, 2010	—	$—	36,957,104	$369	$336,796	$185,807	(417)	$(8)	$5,355	$528,319
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	11,879	—	—	—	11,879
Change in unrealized gain on available-for-sale securities, net of taxes of $86 (unaudited)	—	—	—	—	—	—	—	—	(160)	(160)

Total comprehensive income (unaudited)										11,719
Tax expense related to exercise of stock-based awards (unaudited)	—	—	—	—	1,160	—	—	—	—	1,160
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	2,134	—	—	—	—	2,134
Issuance of stock related to stock-based awards (unaudited)	—	—	260,242	3	1,590	—	—	—	—	1,593

Balance at March 31, 2011 (unaudited)	—	$—	37,217,346	$372	$341,680	$197,686	(417)	$(8)	$5,195	$544,925

Balance at December 31, 2011	—	$—	37,666,708	$376	$349,458	$261,783	(417)	$(8)	$4,722	$616,331
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	27,085	—	—	—	27,085
Change in unrealized gain on available-for-sale securities, net of taxes of $101 (unaudited)	—	—	—	—	—	—	—	—	(187)	(187)

Total comprehensive income (unaudited)										26,898
Tax expense related to exercise of stock-based awards (unaudited)	—	—	—	—	1,521	—	—	—	—	1,521
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	1,952	—	—	—	—	1,952
Issuance of stock related to stock-based awards (unaudited)	—	—	245,763	3	636	—	—	—	—	639

Balance at March 31, 2012 (unaudited)	—	$—	37,912,471	$379	$353,567	$288,868	(417)	$(8)	$4,535	$647,341

See accompanying notes to consolidated financial statements

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Three months ended March 31,
	2012	2011
Operating activities
Net income from continuing operations	$27,081	$11,939
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	3,000	7,500
Depreciation and amortization	1,186	1,469
Amortization and accretion on securities	14	25
Bank owned life insurance (BOLI) income	(521)	(523)
Stock-based compensation expense	1,952	2,134
Tax benefit from stock option exercises	1,521	1,160
Excess tax benefits from stock-based compensation arrangements	(4,345)	(3,313)
Originations of loans held for sale	(10,334,353)	(4,725,151)
Proceeds from sales of loans held for sale	10,159,156	5,107,959
Gain on sale of assets	(33)	(63)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(2,555)	20,136
Accrued interest payable and other liabilities	(5,134)	(3,852)

Net cash provided by (used in) operating activities of continuing operations	(153,031)	419,420
Net cash provided by (used in) operating activities of discontinued operations	7	(58)

Net cash provided by (used in) operating activities	(153,024)	419,362

Investing activities
Purchases of available-for-sale securities	(6)	—
Maturities and calls of available-for-sale securities	12,420	1,610
Principal payments received on available-for-sale securities	7,167	11,552
Net increase in loans held for investment	(221,284)	(8,855)
Purchase of premises and equipment, net	(885)	(916)
Proceeds from sale of foreclosed assets	1,267	13,497

Net cash provided by (used in) investing activities of continuing operations	(201,321)	16,888

Financing activities
Net increase (decrease) in deposits	507,301	(233,410)
Proceeds from issuance of stock related to stock-based awards	639	1,593
Net increase (decrease) in other borrowings	(82,066)	4,019
Excess tax benefits from stock-based compensation arrangements	4,345	3,313
Net decrease in federal funds purchased	(28,322)	(167,911)

Net cash provided by (used in) financing activities of continuing operations	401,897	(392,396)

Net increase in cash and cash equivalents	47,552	43,854
Cash and cash equivalents at beginning of period	101,258	179,866

Cash and cash equivalents at end of period	$148,810	$223,720

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,608	$5,989
Cash paid during the period for income taxes	8,806	173
Non-cash transactions:
Transfers from loans/leases to OREO and other repossessed assets	2,534	926

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

The consolidated interim financial statements have been prepared without audit. Certain information and footnote disclosures presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make interim financial information not misleading. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC on February 23, 2012 (the “2010 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

All securities are available-for-sale as of March 31, 2012 and December 31, 2011.

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

If loan participations are not sold within the normal time frames or at previously negotiated prices, due to market conditions, the mortgage warehouse lending loans will be transferred to our loans held for investment portfolio at the lower of cost or market. Mortgage warehouse lending loans transferred to our loans held for investment portfolio could require future allocations of the allowance for loan losses or be subject to charge off in the event the loans become impaired.

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

Repossessed Assets

Repossessed assets, which are included in other assets on the balance sheet, consist of collateral that has been repossessed. Collateral that has been repossessed is recorded at fair value less selling costs through a charge to the allowance for loan losses, if necessary. Write-downs are provided for subsequent declines in value and are recorded in allowance and other carrying costs expense included in allowance and other carrying costs for OREO in non-interest expense.

Other Real Estate Owned

Other Real Estate Owned (“OREO”), which is included in other assets on the balance sheet, consists of real estate that has been foreclosed. Real estate that has been foreclosed is recorded at the fair value of the real estate, less selling costs, through a charge to the allowance for loan losses, if necessary. Subsequent write-downs required for declines in value are recorded through a valuation allowance, or taken directly to the asset, charged to other non-interest expense.

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

Stock-based Compensation

We account for all stock-based compensation transactions in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”), which requires that stock compensation transactions be recognized as compensation expense in the statement of operations based on their fair values on the measurement date, which is the date of the grant. We transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to us, ASC 718 applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation expense for the portion of awards for which the requisite period has not been rendered (generally referring to nonvested awards) that are outstanding as of January 1, 2006 are being recognized as the remaining requisite service is rendered during and after the period of adoption of ASC 718.

The compensation expense for the earlier awards is based on the same method and on the same grant date fair values previously determined for the pro forma disclosures required for all companies that did not previously adopt the fair value accounting method for stock-based compensation.

Accumulated Other Comprehensive Income

Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income, net. Accumulated comprehensive income, net for the three months ended March 31, 2012 and March 31, 2011 is reported in the accompanying consolidated statements of changes in stockholders’ equity.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per common share is based on net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period excluding non-vested stock. Diluted earnings per common share include the dilutive effect of stock options and non-vested stock awards granted using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 2 – Earnings Per Common Share.

Fair Values of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements.

(2) EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended March 31,
	2012	2011
Numerator:
Net income from continuing operations	$27,081	$11,939
Income (loss) from discontinued operations	4	(60)

Net income	$27,085	$11,879

Denominator:
Denominator for basic earnings per share - weighted average shares	37,795,230	37,090,882
Effect of employee stock-based awards(1)	699,271	957,779
Effect of warrants to purchase common stock	419,740	293,018

Denominator for dilutive earnings per share - adjusted weighted average shares and assumed conversions	38,914,241	38,341,679

Basic earnings per common share from continuing operations	$0.72	$0.32

Basic earnings per common share	$0.72	$0.32

Diluted earnings per share from continuing operations	$0.70	$0.31

Diluted earnings per common share	$0.70	$0.31

(1)

Stock options, SARs and RSUs outstanding of 6,000 at March 31, 2012 and 116,000 at March 31, 2011 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

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

Our net unrealized gain on the available-for-sale securities portfolio value decreased from a gain of $7.3 million, which represented 5.32% of the amortized cost at December 31, 2011, to a gain of $7.0 million, which represented 5.97% of the amortized cost at March 31, 2012.

The following is a summary of securities (in thousands):

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$77,188	$5,557	$—	$82,745
Corporate securities	5,000	218	—	5,218
Municipals	27,150	1,056	—	28,206
Equity securities(1)	7,513	146	—	7,659

	$116,851	$6,977	$—	$123,828

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$84,363	$5,720	$—	$90,083
Corporate securities	5,000	225	—	5,225
Municipals	29,577	1,165	—	30,742
Equity securities(1)	7,506	154	—	7,660
Other	10,000	—	—	10,000

	$136,446	$7,264	$—	$143,710

(1)	Equity securities consist of Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands, except percentage data):

	March 31, 2012
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$—	$10,251	$27,126	$39,811	$77,188
Estimated fair value	—	11,014	29,172	42,559	82,745
Weighted average yield(3)	—	4.98%	4.67%	3.75%	4.24%
Corporate securities:
Amortized cost	—	5,000	—	—	5,000
Estimated fair value	—	5,218	—	—	5,218
Weighted average yield(3)	—	7.38%	—	—	7.38%
Municipals:(2)
Amortized cost	3,114	20,499	3,537	—	27,150
Estimated fair value	3,154	21,352	3,700	—	28,206
Weighted average yield(3)	5.26%	5.55%	5.94%	—	5.57%
Equity securities:
Amortized cost	7,513	—	—	—	7,513
Estimated fair value	7,659	—	—	—	7,659

Total available-for-sale securities:
Amortized cost					$116,851

Estimated fair value					$123,828

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.
(3)	Yields are calculated based on amortized cost.

Securities with carrying values of approximately $50.6 million were pledged to secure certain borrowings and deposits at March 31, 2012. Of the pledged securities at March 31, 2012, approximately $24.5 million were pledged for certain deposits, and approximately $26.1 million were pledged for repurchase agreements.

At March 31, 2012 and December 31, 2011, we did not have any investment securities in an unrealized loss position.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

At March 31, 2012 and December 31, 2011, loans were as follows (in thousands):

	March 31,	December 31,
	2012	2011

Commercial	$3,469,633	$3,275,150
Construction	514,821	422,026
Real estate	1,756,267	1,819,251
Consumer	21,967	24,822
Leases	62,088	61,792

Gross loans held for investment	5,824,776	5,603,041
Deferred income (net of direct origination costs)	(32,427)	(30,670)
Allowance for loan losses	(71,992)	(70,295)

Total loans held for investment, net	5,720,357	5,502,076
Loans held for sale	2,255,281	2,080,081

Total	$7,975,638	$7,582,157

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

As of March 31, 2012, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.

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

The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality. The changes are reflected in the general reserve and in specific reserves as the collectability of larger classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored and our reserve adequacy relies primarily on our loss history. Currently, the review of reserve adequacy is performed by executive management and presented to our board of directors for their review, consideration and ratification on a quarterly basis.

The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and nonaccrual status as of March 31, 2012 and December 31, 2011 (in thousands):

	$3,275,150	$3,275,150	$3,275,150	$3,275,150	$3,275,150	$3,275,150
March 31, 2012
	Commercial	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$3,387,233	$483,830	$1,655,966	$21,674	$60,416	$5,609,119
Special mention	22,639	5,792	35,928	—	1,194	65,553
Substandard-accruing	50,276	4,500	45,027	—	141	99,944
Non-accrual	9,485	20,699	19,346	293	337	50,160

Total loans held for investment	$3,469,633	$514,821	$1,756,267	$21,967	$62,088	$5,824,776

	$3,275,150	$3,275,150	$3,275,150	$3,275,150	$3,275,150	$3,275,150
December 31, 2011
	Commercial	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$3,185,625	$385,639	$1,717,434	$24,453	$57,255	$5,370,406
Special mention	30,872	5,064	32,413	50	3,952	72,351
Substandard-accruing	45,740	10,204	49,601	6	153	105,704
Non-accrual	12,913	21,119	19,803	313	432	54,580

Total loans held for investment	$3,275,150	$422,026	$1,819,251	$24,822	$61,792	$5,603,041

The following table details activity in the reserve for loan losses by portfolio segment for the three months ended March 31, 2012 and March 31, 2011. Allocation of a portion of the reserve to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2012
(in thousands)	Commercial	Construction	Real Estate	Consumer	Leases	Unallocated	Total

Beginning balance	$17,337	$7,845	$33,721	$223	$2,356	$8,813	$70,295
Provision for possible loan losses	727	1,074	710	67	(29)	(24)	2,525
Charge-offs	462	—	559	—	95	—	1,116
Recoveries	159	—	108	5	16	—	288

Net charge-offs	303	—	451	(5)	79	—	828

Ending balance	$17,761	$8,919	$33,980	$295	$2,248	$8,789	$71,992

Period end amount allocated to:
Loans individually evaluated for impairment	$2,827	$300	$1,298	$55	$61	$—	$4,541
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Ending balance	$2,827	$300	$1,298	$55	$61	$—	$4,541

March 31, 2011
(in thousands)	Commercial	Construction	Real Estate	Consumer	Leases	Unallocated	Total

Beginning balance	$15,918	$7,336	$38,049	$306	$5,405	$4,496	$71,510
Provision for possible loan losses	99	(757)	6,594	(42)	(936)	2,732	7,690
Charge-offs	1,993	—	7,364	34	532	—	9,923
Recoveries	546	243	31	1	150	—	971

Net charge-offs	1,447	(243)	7,333	33	382	—	8,952

Ending balance	$14,570	$6,822	$37,310	$231	$4,087	$7,228	$70,248

Period end amount allocated to:
Loans individually evaluated for impairment	$5,891	$425	$10,980	$216	$816	$—	$18,328
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Ending balance	$5,891	$425	$10,980	$216	$816	$—	$18,328

We have traditionally maintained an unallocated reserve component to allow for uncertainty in economic and other conditions affecting the quality of the loan portfolio. The unallocated portion of our loan loss reserve has increased since March 31, 2011. We believe the level of unallocated reserves at March 31, 2012 is warranted due to the ongoing weak economic environment which has produced more frequent losses, including those resulting from fraud by borrowers. Our methodology used to calculate the allowance considers historical losses, however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy. In addition, a substantial portion of losses realized over the past several years were related to commercial real estate loans. Continuing uncertainty and illiquidity in the commercial real estate market has produced and continues to cause material changes in appraised values that can influence our impairment calculations on currently impaired loans and on pass-rated loans that may experience weakness if economic conditions and valuations do not stabilize.

Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. The table below summarizes our non-accrual loans by type and purpose as of March 31, 2012 (in thousands):

Commercial
Business loans	$9,485
Construction
Market risk	20,699
Real estate
Market risk	8,699
Commercial	7,005
Secured by 1-4 family	3,642
Consumer	293
Leases	337

Total non-accrual loans	$50,160

As of March 31, 2012, non-accrual loans included in the table above included $11.4 million related to loans that met the criteria for restructured.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. In accordance with FASB ASC 310 Receivables, we have also included all restructured loans in our impaired loan totals. The following tables detail our impaired loans, by portfolio class as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$620	$5,468	$—	$1,351	$—
Energy	—	—	—	—	—
Other	—	—	—	—	—
Construction
Market risk	18,844	18,845	—	19,106	172
Secured by 1-4 family	—	—	—	—	—
Other	—	—	—	—	—
Real estate
Market risk	5,817	6,496	—	5,746	—
Commercial	7,005	7,005	—	5,385	—
Secured by 1-4 family	1,458	1,458	—	486	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—

Total impaired loans with no allowance recorded	$33,744	$39,272	$—	$32,074	$172

With an allowance recorded:
Commercial
Business loans	$8,865	$8,865	$2,827	$10,420	$—
Energy	—	—	—	—	—
Other	—	—	—	—	—
Construction
Market risk	1,855	1,856	300	1,873	—
Secured by 1-4 family	—	—	—	—	—
Other	—	—	—	—	—
Real estate
Market risk	15,464	15,465	964	25,512	—
Commercial	—	—	—	1,206	—
Secured by 1-4 family	2,184	2,314	334	2,247	—
Consumer	293	293	55	306	—
Leases	337	337	61	400	—

Total impaired loans with an allowance recorded	$28,998	$29,130	$4,541	$41,964	$—

Combined:
Commercial
Business loans	$9,485	$14,333	$2,827	$11,771	$—
Energy	—	—	—	—	—
Other	—	—	—	—	—
Construction
Market risk	20,699	20,701	300	20,979	172
Secured by 1-4 family	—	—	—	—	—
Other	—	—	—	—	—
Real estate
Market risk	21,281	21,961	964	31,258	—
Commercial	7,005	7,005	—	6,591	—
Secured by 1-4 family	3,642	3,772	334	2,733	—
Consumer	293	293	55	306	—
Leases	337	337	61	400	—

Total impaired loans	$62,742	$68,402	$4,541	$74,038	$172

December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$1,716	$10,378	$—	$1,697	$—
Construction
Market risk	19,236	19,236	—	19,315	291
Real estate
Market risk	5,711	11,217	—	7,064	—
Commercial	4,575	4,575	—	5,111	—
Secured by 1-4 family	—	—	—	899	—

Total impaired loans with no allowance recorded	$31,238	$45,406	$—	$34,086	$291

With an allowance recorded:
Commercial
Business loans	$11,197	$11,197	$3,124	$11,056	$—
Construction
Market risk	1,883	1,882	298	1,916	—
Real estate
Market risk	30,533	34,275	1,131	19,146	—
Commercial	1,809	1,809	271	730	—
Secured by 1-4 family	2,279	2,279	330	1,465	—
Consumer	313	313	52	310	—
Leases	432	432	65	2,328	—

Total impaired loans with an allowance recorded	$48,446	$52,187	$5,271	$36,951	$—

Combined:
Commercial
Business loans	$12,913	$21,575	$3,124	$12,753	$—
Construction
Market risk	21,119	21,118	298	21,231	291
Real estate
Market risk	36,244	45,492	1,131	26,210	—
Commercial	6,384	6,384	271	5,841	—
Secured by 1-4 family	2,279	2,279	330	2,364	—
Consumer	313	313	52	310	—
Leases	432	432	65	2,328	—

Total impaired loans	$79,684	$97,593	$5,271	$71,037	$291

Average impaired loans outstanding during the three months ended March 31, 2012 and 2011 totaled $74.0 million and $115.3 million, respectively.

The table below provides an age analysis of our past due loans that are still accruing as of March 31, 2012 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Greater Than 90 Days and Accruing(1)
Commercial
Business loans	$13,289	$4,182	$5,941	$23,412	$2,651,208	$2,674,620	$5,941
Energy	645	—	—	645	784,883	785,528	—
Construction
Market risk	465	13,723	—	14,188	472,077	486,265	—
Secured by 1-4 family	—	—	—	—	7,857	7,857	—
Real estate
Market risk	934	3,796	—	4,730	1,379,420	1,384,150	—
Commercial	—	—	—	—	270,521	270,521	—
Secured by 1-4 family	480	—	—	480	81,770	82,250	—
Consumer	418	—	—	418	21,256	21,674	—
Leases	203	—	—	203	61,548	61,751	—

Total loans held for investment	$16,434	$21,701	$5,941	$44,076	$5,730,540	$5,774,616	$5,941

(1)

Loans past due 90 days and still accruing includes premium finance loans of $4.4 million. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or either forgiveness of either principal or accrued interest. As of March 31, 2012, we have $12.6 million in loans considered restructured that are not already on nonaccrual. These loans have $589,000 in unfunded commitments. Of the nonaccrual loans at March 31, 2012, $11.4 million met the criteria for restructured. These loans have $26,000 in unfunded commitments. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with modified terms in calendar years after the year of the restructure.

The following table summarizes, as of March 31, 2012, loans that have been restructured during 2012 (in thousands):

	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment

Real estate market risk	2	$1,726	$1,742

Total new restructured loans in 2012	2	$1,726	$1,742

The restructured loans generally include terms to reduce the interest rate and extend payment terms. We have not forgiven any principal on the above loans. At March 31, 2012, $942,000 of the above loans restructured in 2012 are on non-accrual. The restructuring of the loans did not have a significant impact on our allowance for loan losses at March 31, 2012.

The following table provides information on how loans were modified as a TDR during the three months ended March 31, 2012 (in thousands):

Extended maturity	$1,742

Total	$1,742

The following table summarizes, as of March 31, 2012, loans that were restructured within the last 12 months that have subsequently defaulted (in thousands):

	Number of Contracts	Recorded Investment

Real estate - market risk	1	$2,453

The loan above was subsequently foreclosed and is included in the March 31, 2012 OREO balance.

(5) OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO

The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended March 31,
	2012	2011

Beginning balance	$34,077	$42,261
Additions	2,522	926
Sales	(1,257)	(13,695)
Valuation allowance for OREO	(856)	(1,921)
Direct write-downs	(1,885)	(1,399)

Ending balance	$32,601	$26,172

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

The table below summarizes our financial instruments whose contract amounts represent credit risk at March 31, 2012 (in thousands):

Commitments to extend credit	$1,959,162
Standby letters of credit	69,946

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Company’s capital ratios exceed the regulatory definition of well capitalized as of March 31, 2012 and 2011. As of June 30, 2011, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action and continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

	March 31,
	2012	2011
Risk-based capital:
Tier 1 capital	9.46%	11.21%
Total capital	10.43%	12.46%
Leverage	8.95%	10.29%

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

Stock-based compensation consists of options issued prior to the adoption of Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation (“ASC 718”), SARs and restricted stock units (“RSUs”). The SARs and RSUs were granted from 2006 through 2010.

	Three months ended March 31,
(in thousands)	2012	2011
Stock- based compensation expense recognized:
SARs	$187	$506
RSUs	1,765	1,628

Total compensation expense recognized	$1,952	$2,134

	March 31, 2012
	Options	SARs and RSUs

Unrecognized compensation expense related to unvested awards	$—	$9,776
Weighted average period over which expense is expected to be recognized, in years	—	3.06

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

During the three months ended March 31, 2012 and 2011, the gain and loss from discontinued operations was $4,000 and $60,000, net of taxes, respectively. The 2011 loss is primarily related to continuing legal and salary expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $390,000 in loans held for sale from discontinued operations that are carried at the estimated market value at quarter-end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of March 31, 2012 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.

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

Assets and liabilities measured at fair value at March 31, 2012 are as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3

Available for sale securities:(1)
Residential mortgage-backed securities	$—	$82,745	$—
Corporate securities	—	5,218	—
Municipals	—	28,206	—
Other	—	7,659	—
Loans(2) (4)	—	—	9,937
OREO(3) (4)	—	—	32,601
Derivative asset(5)	—	19,116	—
Derivative liability(5)	—	(19,116)	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.
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

Loans

During the three months ended March 31, 2012, certain impaired loans were reevaluated and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. The $9.9 million total above includes impaired loans at March 31, 2012 with a carrying value of $10.1 million that were reduced by specific valuation allowance allocations totaling $182,000 for a total reported fair value of $9.9 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.

OREO

Certain foreclosed assets, upon initial recognition, were valued based on third party appraisals. At March 31, 2012, OREO with a carrying value of $38.9 million was reduced by specific valuation allowance allocations totaling $6.3 million for a total reported fair value of $32.6 million based on valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.

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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and cash equivalents	$148,810	$148,810	$101,258	$101,258
Securities, available-for-sale	123,828	123,828	143,710	143,710
Loans held for sale	2,255,281	2,255,281	2,080,081	2,080,081
Loans held for sale from discontinued operations	390	390	393	393
Loans held for investment, net	5,720,357	5,726,195	5,502,076	5,506,899
Derivative asset	19,116	19,116	20,071	20,071
Deposits	6,063,558	6,064,202	5,556,257	5,557,062
Federal funds purchased	383,927	383,927	412,249	412,249
Borrowings	1,273,801	1,285,803	1,355,867	1,355,869
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liability	19,116	19,116	20,071	20,071

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents approximate their fair value, which is characterized as a Level 1 asset in the fair value hierarchy.

Securities

The fair value of investment securities is based on prices obtained from independent pricing services which are based on quoted market prices for the same or similar securities, which is characterized as a Level 2 asset in the fair value hierarchy. We have obtained documentation from the primary pricing service we use about their processes and controls over pricing. In addition, on a quarterly basis we independently verify the prices that we receive from the service provider using two additional independent pricing sources. Any significant differences are investigated and resolved.

Loans, net

For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are generally based on carrying values. The fair value for all other loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality, which is characterized as a Level 3 asset in the fair value hierarchy. The carrying amount of accrued interest approximates its fair value. The carrying amount of loans held for sale approximates fair value.

Derivatives

The estimated fair value of the interest rate swaps and caps are obtained from independent pricing services, which is characterized as a Level 2 asset in the fair value hierarchy. On a quarterly basis, we independently verify the fair value using an additional independent pricing source.

Deposits

The carrying amounts for variable-rate money market accounts approximate their fair value. Fixed-term certificates of deposit fair values are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities, which is characterized as a Level 3 liability in the fair value hierarchy.

Federal funds purchased, other borrowings and trust preferred subordinated debentures

The carrying value reported in the consolidated balance sheet for federal funds purchased and other borrowings approximates their fair value. The fair value of other borrowings and trust preferred subordinated debentures is estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar borrowings, which is characterized as a Level 3 liability in the fair value hierarchy.

(11) Derivative Financial Instruments

The fair value of derivative positions outstanding is included in other assets and other liabilities in the accompanying consolidated balance sheets.

During 2012 and 2011, we entered into certain interest rate derivative positions that are not designated as hedging instruments. These derivative positions relate to transactions in which we enter into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations.

The notional amounts and estimated fair values of interest rate derivative positions outstanding at March 31, 2012 presented in the following table (in thousands):

	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivative:
Commercial loan/lease interest rate swaps	$327,139	$19,132
Commercial loan/lease interest rate swaps	(327,139)	(19,132)
Commercial loan/lease interest rate caps	(33,665)	(16)
Commercial loan/lease interest rate caps	33,665	16

The weighted-average receive and pay interest rates for interest rate swaps outstanding at March 31, 2012 were as follows:

	Weighted-Average
	Interest Rate Received	Interest Rate Paid

Non-hedging interest rate swaps	5.18%	2.06%

The weighted-average strike rate for outstanding interest rate caps was 2.37% at March 31, 2012.

Our credit exposure on interest rate swaps and caps is limited to the net favorable value and interest payments of all swaps and caps by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the swaps and caps exceeds a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, relating to interest rate swaps and caps was approximately $19.1 million at March 31, 2012, all of which relates to bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values.

(12) STOCKHOLDERS’ EQUITY

We had comprehensive income of $26.9 million for the three months ended March 31, 2012 and comprehensive income of $11.7 million for the three months ended March 31, 2011. Comprehensive income during the three months ended March 31, 2012 included a net after-tax loss of $187,000 and comprehensive income during the three months ended March 31, 2011 included a net after-tax loss of $160,000 due to changes in the net unrealized gains/losses on securities available-for-sale.

(13) LEGAL MATTERS

We are aggressively defending against a $65.4 million jury verdict that was rendered in August 2011, in Antlers, Oklahoma, a town in rural Pushmataha County. The case was filed by one of the guarantors of a defaulted loan. A judgment has been entered by the trial court. We are pursuing a dismissal of the suit, a change in verdict or a new trial through motions pending at the trial court. We will appeal any further adverse judgment that might be entered by the trial court on motions that are currently pending. We have been advised by counsel that there are numerous grounds for dismissal, change in verdict and any appeal. As we currently believe a materially negative outcome in this matter is not probable, we have not established a reserve related to any potential exposure.

In addition, we have continued to pursue aggressively our suit filed in Texas in April 2010 against the plaintiff in the Oklahoma case and other guarantors of the defaulted loan. On April 18, 2012, we received a summary judgment in our favor in the Texas case which ordered the guarantor (plaintiff in the Oklahoma case) to pay us approximately $7.0 million. The loss related to the loan was recognized in the second quarter of 2010, and we have no remaining balance sheet exposure on the principal balance of the loan.

(14) NEW ACCOUNTING PRONOUNCEMENTS

ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”) amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and did not have a significant impact on our financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (“ASU 2011-05”) amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 820) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-05 did not have a significant impact on our financial statements.

ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment” (“ASU 2011-08”) amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective of annual and interim impairment tests beginning after December 15, 2011, and did not have a significant impact on our financial statements.

QUARTERLY FINANCIAL SUMMARY – UNAUDITED

Consolidated Daily Average Balances, Average Yields and Rates

(In thousands)

	For the three months ended March 31, 2012			For the three months ended March 31, 2011
	Average Balance	Revenue/ Expense(1)	Yield/ Rate	Average Balance	Revenue/ Expense(1)	Yield/ Rate
Assets
Securities – taxable	$109,003	$1,041	3.84%	$140,007	$1,500	4.35%
Securities – non-taxable(2)	28,506	409	5.77%	37,154	532	5.81%
Federal funds sold	6,848	1	0.06%	44,322	28	0.26%
Deposits in other banks	49,470	49	0.40%	277,228	197	0.29%
Loans held for sale from continuing operations	2,036,622	21,315	4.21%	735,682	8,677	4.78%
Loans	5,660,993	70,459	5.01%	4,721,928	59,363	5.10%
Less reserve for loan losses	70,261	—	—	70,142	—	—

Loans, net of reserve	7,627,354	91,774	4.84%	5,387,468	68,040	5.12%

Total earning assets	7,821,181	93,274	4.80%	5,886,179	70,297	4.84%
Cash and other assets	388,009			297,060

Total assets	$8,209,190			$6,183,239

Liabilities and Stockholders’ Equity
Transaction deposits	$565,319	$140	0.10%	$345,978	$55	0.06%
Savings deposits	2,535,412	2,083	0.33%	2,469,435	2,371	0.39%
Time deposits	624,823	920	0.59%	709,604	1,921	1.10%
Deposits in foreign branches	409,422	329	0.32%	376,570	524	0.56%

Total interest bearing deposits	4,134,976	3,472	0.34%	3,901,587	4,871	0.51%
Other borrowings	1,554,716	719	0.19%	159,450	109	0.28%
Trust preferred subordinated debentures	113,406	711	2.52%	113,406	633	2.26%

Total interest bearing liabilities	5,803,098	4,902	0.34%	4,174,443	5,613	0.55%
Demand deposits	1,700,390			1,417,734
Other liabilities	78,108			47,753
Stockholders’ equity	627,594			543,309

Total liabilities and stockholders’ equity	$8,209,190			$6,183,239

Net interest income		$88,372			$64,684

Net interest margin			4.54%			4.46%
Net interest spread			4.46%			4.30%

Additional information from discontinued operations:
Loans held for sale	$392			$489
Borrowed funds	392			489
Net interest income		$8			$10
Net interest margin - consolidated			4.54%			4.46%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.
(2)	Taxable equivalent rates used where applicable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

(7)

Changes in government regulations including changes as a result of the recent economic crisis. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry. Many of the related regulations are still not written so the potential impact is still unknown

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

Summary of Performance

We reported net income of $27.1 million, or $0.70 per diluted common share, for the first quarter of 2012 compared to $11.9 million, or $0.31 per diluted common share, for the first quarter of 2011. Return on average equity was 17.36% and return on average assets was 1.33% for the first quarter of 2012, compared to 8.91% and .78%, respectively, for the first quarter of 2011.

Net income increased $15.2 million, or 127%, for the three months ended March 31, 2012 as compared to the same period in 2011. The $15.2 million increase during the three months ended March 31, 2012, was primarily the result of a $23.7 million increase in net interest income, a $4.5 million decrease in the provision for credit losses and a $1.5 million increase in non-interest income, offset by a $5.9 million increase in non-interest expense and an $8.7 million increase in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income was $88.2 million for the first quarter of 2012, compared to $64.5 million for the first quarter of 2011. The increase was due to an increase in average earning assets of $1.9 billion as compared to the first quarter of 2011 and an increase in the net interest margin from 4.46% to 4.54%. The increase in average earning assets included a $939.1 million increase in average loans held for investment and a $1.3 billion increase in loans held for sale, offset by a $39.7 million decrease in average securities. For the quarter ended March 31, 2012, average net loans and securities represented 98% and 2%, respectively, of average earning assets compared to 93% and 3% in the same quarter of 2011.

Average interest bearing liabilities increased $1.6 billion from the first quarter of 2011, which included a $233.4 million increase in interest bearing deposits and a $1.4 billion increase in other borrowings. The increase in average other borrowings was directly related to the growth in loans held for sale. The reduction in interest-bearing deposits resulted from initiatives to reduce funding costs associated with excess liquidity from deposit growth experienced during 2011. Demand deposits increased from $1.5 billion at March 31, 2011 to $1.7 billion at March 31, 2012. The average cost of interest bearing deposits decreased from .55% for the quarter ended March 31, 2011 to .34% for the same period of 2012. The change in funding composition reduced the cost of deposits and borrowed funds to .30% in the first quarter of 2012 compared to .51% in the first quarter of 2011.

The following table presents the changes (in thousands) in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.

	Three months ended March 31, 2012/2011
	Net	Change Due To(1)
	Change	Volume	Yield/Rate
Interest income:
Securities(2)	$(582)	$(446)	$(136)
Loans held for sale	12,638	15,561	(2,923)
Loans held for investment	11,096	12,461	(1,365)
Federal funds sold	(27)	(24)	(3)
Deposits in other banks	(148)	(162)	14

Total	22,977	27,390	(4,413)
Interest expense:
Transaction deposits	85	35	50
Savings deposits	(288)	60	(348)
Time deposits	(1,001)	(227)	(774)
Deposits in foreign branches	(195)	45	(240)
Borrowed funds	688	964	(276)

Total	(711)	877	(1,588)

Net interest income	$23,688	$26,513	$(2,825)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.
(2)	Taxable equivalent rates used where applicable.

Net interest margin from continuing operations, the ratio of net interest income to average earning assets from continuing operations, was 4.54% for the first quarter of 2012 compared to 4.46% for the first quarter of 2011. This 8 basis point increase was a result of a decline in the costs of interest bearing liabilities and growth in non-interest bearing deposits and stockholders’ equity. Total cost of funding, including demand deposits and stockholders’ equity decreased from .37% for the first quarter of 2011 to .24% for the first quarter of 2012.

Non-interest Income

The components of non-interest income were as follows (in thousands):

	Three months ended March 31,
	2012	2011

Service charges on deposit accounts	$1,604	$1,783
Trust fee income	1,114	954
Bank owned life insurance (BOLI) income	521	523
Brokered loan fees	3,651	2,520
Equipment rental income	161	783
Other	2,139	1,121

Total non-interest income	$9,190	$7,684

Non-interest income increased $1.5 million during the three months ended March 31, 2012 compared to the same period of 2011. This decrease is primarily related to an increase of $1.1 million in brokered loan fees which relates to our mortgage warehouse lending business and a $1.0 million increase in other non-interest income. Offsetting these increases was a $622,000 decrease in equipment rental income related to the decline in the leased equipment portfolio.

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

Non-interest Expense

The components of non-interest expense were as follows (in thousands):

	Three months ended March 31,
	2012	2011

Salaries and employee benefits	$29,019	$24,172
Net occupancy expense	3,604	3,310
Leased equipment depreciation	139	556
Marketing	2,823	2,123
Legal and professional	3,991	2,723
Communications and technology	2,483	2,347
FDIC insurance assessment	1,569	2,511
Allowance and other carrying costs for OREO	3,342	4,030
Other	5,306	4,627

Total non-interest expense	$52,276	$46,399

Non-interest expense for the first quarter of 2012 increased $5.9 million, or 13%, to $52.3 million from $46.4 million in the first quarter of 2011. The increase is primarily attributable to a $4.8 million increase in salaries and employee benefits, which was primarily due to general business growth.

Occupancy expense for the three months ended March 31, 2012 increased $294,000, or 9%, compared to the same quarter in 2011 as a result of general business growth.

Leased equipment depreciation expense for the three months ended March 31, 2012 decreased $417,000 compared to the same quarter in 2011 as a result of the continued decline in the leased equipment portfolio.

Marketing expense for the three months ended March 31, 2012 increased $700,000, or 33%, compared to the same quarter in 2011, which was primarily due to general business growth and treasury management programs.

Legal and professional expense for the three months ended March 31, 2012 increased $1.3 million, or 47%, compared to same quarter in 2011. Our legal and professional expense will continue to fluctuate from quarter to quarter and could increase in the future as we respond to continued regulatory changes, strategic initiatives and other legal issues.

FDIC insurance assessment expense for the three months ended March 31, 2012 decreased by $942,000 from $2.5 million in 2011 to $1.6 million as a result of changes to the FDIC assessment method.

For the three months ended March 31, 2012, allowance and other carrying costs for OREO decreased $688,000, to $3.3 million, $2.7 million of which related to deteriorating values of assets held in OREO. Of the $2.7 million valuation expense in the first quarter of 2012, $1.9 million related to direct write-downs of the OREO balance and $856,000 related to increasing the valuation allowance.

Analysis of Financial Condition

Loan Portfolio

Total loans net of allowance for loan losses at March 31, 2012 increased $393.5 million from December 31, 2011 to $8.0 billion. Combined commercial and construction loans and leases increased $287.6 million, offset by a combined decrease in real estate and consumer loans of $65.8 million. Loans held for sale increased $175.2 million from December 31, 2011 as a result of continued low mortgage rates.

Loans were as follows as of the dates indicated (in thousands):

	March 31, 2012	December 31, 2011

Commercial	$3,469,633	$3,275,150
Construction	514,821	422,026
Real estate	1,756,267	1,819,251
Consumer	21,967	24,822
Leases	62,088	61,792

Gross loans held for investment	5,824,776	5,603,041
Deferred income (net of direct origination costs)	(32,427)	(30,670)
Allowance for loan losses	(71,992)	(70,295)

Total loans held for investment, net	5,720,357	5,502,076
Loans held for sale	2,255,281	2,080,081

Total	$7,975,638	$7,582,157

We continue to lend primarily in Texas. As of March 31, 2012, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and successful professional and entrepreneurs in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

We originate a substantial majority of all the loans held for investment. We also participate in syndicated loan relationships, both as a participant and as an agent. As of March 31, 2012, we have $953.7 million in syndicated loans, $282.3 million of which we acted as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans originated by us. In addition, as of March 31, 2012, $19.3 million of our syndicated loans were on non-accrual, with $18.8 million earning on a cash basis.

Loans held for sale relates to our mortgage warehouse lending operations where we invest in mortgage loan participations that are typically sold within 10 to 20 days. Volumes fluctuate based on the level of market demand in the product and the number of days between purchase and sale of the participated loans. If, due to market conditions, loans are not sold within the normal timeframe they may be transferred to the loans held for investment portfolio at a lower of cost or fair value. The loans are then subject to normal loan review, grading and reserve allocation requirements.

Summary of Loan Loss Experience

The provision for credit losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $3.0 million during the first quarter of 2012 compared to $7.5 million in the first quarter of 2011 and $6.0 million in the fourth quarter of 2011. The amount of reserves and provision required to support the reserve generally increased in 2009 and 2010 as a result of credit deterioration in our loan portfolio driven by negative changes in national and regional economic conditions and the impact of those conditions on the financial condition of borrowers and the values of assets, including real estate assets, pledged as collateral. However, in 2011 and continuing in 2012we have experienced improvements in credit quality and seen levels of reserves and provision decrease.

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

The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality. The changes are reflected in the general reserve and in specific reserves as the collectability of larger classified loans are evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored, and our reserve adequacy relies primarily on our loss history. The review of reserve adequacy is performed by executive management and presented to our board of directors for their review, consideration and ratification on a quarterly basis.

The combined reserve for credit losses, which includes a liability for losses on unfunded commitments, totaled $74.9 million at March 31, 2012, $72.8 million at December 31, 2011 and $72.0 million at March 31, 2011. Due to the growth in loans, the total reserve percentage decreased to 1.29% at March 31, 2012 from 1.31% of loans held for investment at December 31, 2011 and decreased from 1.53% of loans held for investment at March 31, 2011. The total reserve percentage had increased in 2009 and 2010 as a result of the effects of national and regional economic conditions on borrowers and values of assets pledged as collateral. The combined reserve percentage is starting to trend down as we recognize losses on loans for which there were specific or general allocations of reserves and see improvement in our overall credit quality. The overall reserve for loan losses continues to result from consistent application of the loan loss reserve methodology as described above. At March 31, 2012, we believe the reserve is sufficient to cover all expected losses in the portfolio and has been derived from consistent application of the methodology described above. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, our estimate of expected losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

Activity in the reserve for loan losses is presented in the following table (in thousands):

	Three months ended March 31, 2012	Three months ended March 31, 2011	Year ended December 31, 2011
Reserve for loan losses:
Beginning balance	$70,295	$71,510	$71,510
Loans charged-off:
Commercial	462	1,993	8,518
Real estate - term	559	7,364	21,275
Consumer	—	34	317
Equipment leases	95	532	1,218

Total charge-offs	1,116	9,923	31,328
Recoveries:
Commercial	159	546	1,188
Real estate - construction	—	243	248
Real estate - term	108	31	350
Consumer	5	1	9
Equipment leases	16	150	383

Total recoveries	288	971	2,178

Net charge-offs	828	8,952	29,150
Provision for loan losses	2,525	7,690	27,935

Ending balance	$71,992	$70,248	$70,295

Reserve for off-balance sheet credit losses:
Beginning balance	$2,462	$1,897	$1,897
Provision (benefit) for off-balance sheet credit losses	475	(190)	565

Ending balance	$2,937	$1,707	$2,462

Total reserve for credit losses	$74,929	$71,955	$72,757

Total provision for credit losses	$3,000	$7,500	$28,500

Reserve for loan losses to loans held for investment(2)	1.24%	1.49%	1.26%
Net charge-offs to average loans(1) (2)	0.06%	0.77%	0.58%
Total provision for credit losses to average loans(2)	0.21%	0.64%	0.56%
Recoveries to total charge-offs	25.81%	9.79%	6.95%
Reserve for off-balance sheet credit losses to off-balance sheet credit commitments	0.14%	0.11%	0.14%
Combined reserves for credit losses to loans held for investment(2)	1.29%	1.53%	1.31%

Non-performing assets:
Non-accrual loans(5)	$50,160	$116,479	$54,580
OREO(4)	32,601	26,172	34,077
Other repossessed assets	54	442	1,516

Total	$82,815	$143,093	$90,173

Restructured loans	$12,582	$22,219	$25,104

Loans past due 90 days and still accruing(3)	5,941	2,529	2,464

Reserve as a percent of non-performing loans(2)	1.4x	.6x	1.3x

(1)	Interim period ratios are annualized.
(2)	Excludes loans held for sale.
(3)

At March 31, 2012, December 31, 2011 and March 31, 2011, loans past due 90 days and still accruing includes premium finance loans of $4.4 million, $2.5 million and $2.4 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(4)	At March 31, 2012, December 31, 2011 and March 31, 2011, OREO balance is net of $6.3 million, $10.7 million and $10.4 million valuation allowance, respectively.
(5)	As of March 31, 2012, December 31, 2011 and March 31, 2011, non-accrual loans included $11.4 million, $13.8 million and $29.2 million, respectively, in loans that met the criteria for restructured.

Non-performing Assets

Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type (in thousands):

	March 31, 2012	March 31, 2011	December 31, 2011
Non-accrual loans
Commercial	$9,485	$42,993	$12,913
Construction	20,699	2,640	21,119
Real estate	19,346	66,174	19,803
Consumer	293	669	313
Leases	337	4,003	432

Total non-accrual loans	$50,160	$116,479	$54,580

The table below summarizes the non-accrual loans as segregated by loan type and type of property securing the credit as of March 31, 2012 (in thousands):

Non-accrual loans:
Commercial
Lines of credit secured by the following:
Various single family residences and notes receivable	$5,076
Assets of the borrowers	2,242
Other	2,168

Total commercial	9,486
Construction
Secured by:
Unimproved land and/or undeveloped residential lots	20,699

Total construction	20,699
Real estate
Secured by:
Commercial property	7,066
Unimproved land and/or undeveloped residential lots	7,037
Rental properties and multi-family residential real estate	196
Single family residences	2,247
Other	2,799

Total real estate	19,345
Consumer	293
Leases (commercial leases primarily secured by assets of the lessor)	337

Total non-accrual loans	$50,160

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of March 31, 2012, $18.8 million of our non-accrual loans were earning on a cash basis.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the original loan agreement. All loans classified as TDRs are also considered impaired. Reserves on impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral.

At March 31, 2012, we had $5.9 million in loans past due 90 days and still accruing interest. At March 31, 2012, $4.4 million of the loans past due 90 days and still accruing are premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or forgiveness of either principal or accrued interest. As of March 31, 2012, we have $12.6 million in loans considered restructured that are not already on nonaccrual. Of the nonaccrual loans at March 31, 2012, $11.4 million met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At March 31, 2012 and 2011, we had $26.3 million and $13.8 million, respectively, in loans of this type which were not included in either non-accrual or 90 days past due categories.

The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended March 31,
	2012	2011

Beginning balance	$34,077	$42,261
Additions	2,522	926
Sales	(1,257)	(13,695)
Valuation allowance for OREO	(856)	(1,921)
Direct write-downs	(1,885)	(1,399)

Ending balance	$32,601	$26,172

The following table summarizes the assets held in OREO at March 31, 2012 (in thousands):

Unimproved commercial real estate lots and land	$4,594
Commercial buildings	9,007
Undeveloped land and residential lots	13,858
Multifamily lots and land	546
Single family residences	2,454
Other	2,142

Total OREO	$32,601

When foreclosure occurs, fair value, which is generally based on appraised values, may result in partial charge-off of a loan upon taking property, and so long as property is retained, subsequent reductions in appraised values will result in valuation adjustment taken as non-interest expense. In addition, if the decline in value is believed to be permanent and not just driven by market conditions, a direct write-down to the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure related to the appraised values during that holding period. During the three months ended March 31, 2012 and March 31, 2011, we recorded $2.7 million and $3.3 million in valuation expense, respectively. Of the $2.7 million recorded for the three months ended March 31, 2012, $856,000 related to increases to the valuation allowance, and $1.9 million related to direct write-downs.

Liquidity and Capital Resources

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the demonstrated marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2011 and for three months ended March 31, 2012, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings.

Our liquidity needs have typically been fulfilled through growth in our core customer deposits and supplemented with brokered deposits and borrowings as needed. Our goal is to obtain as much of our funding for loans held for investment and other earnings assets as possible from deposits of these core customers. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network, which is mainly through BankDirect. In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. These CDs are generally of short maturities, 30 to 90 days, and are used to supplement temporary differences in the growth in loans, including growth in loans held for sale or other specific categories of loans, compared to customer deposits. The following table summarizes our core customer deposits and brokered deposits (in millions):

	March 31, 2012	March 31, 2011	December 31, 2011

Deposits from core customers	$5,802.5	$5,222.0	$5,391.1
Deposits from core customers as a percent of total deposits	95.7%	100.0%	97.0%

Brokered deposits	$261.0	$—	$165.1
Brokered deposits as a percent of total deposits	4.3%	0.0%	3.0%

Average deposits from core customers(1)	$5,648.6	$5,319.3	$5,344.2
Average deposits from core customers as a percent of total quarterly average deposits(1)	96.8%	100.0%	99.7%

Average brokered deposits(1)	$186.7	$—	$17.3
Average brokered deposits as a percent of total quarterly average deposits(1)	3.2%	0.0%	0.3%

(1)	Annual averages presented for December 31, 2011.

We have access to sources of brokered deposits of not less than an additional $3.2 billion. Customer deposits (total deposits minus brokered CDs) increased by $580.5 million from March 31, 2011 and increased $411.4 million from December 31, 2011.

Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our loans held for sale, due to their liquidity, short duration and interest spreads available. These borrowing sources typcially include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes, and advances from the FHLB and the Federal Reserve. The following table summarizes our borrowings as of March 31, 2012 (in thousands):

Federal funds purchased	$383,927
Customer repurchase agreements	23,740
FHLB borrowings	1,250,061
Trust preferred subordinated debentures	113,406

Total borrowings	$1,771,134

Maximum outstanding at any month-end during the year	$1,997,008

The following table summarizes our other borrowing capacities in excess of balances outstanding at March 31, 2012 (in thousands):

FHLB borrowing capacity relating to loans	$13,535
FHLB borrowing capacity relating to securities	53,609

Total FHLB borrowing capacity	$67,144

Unused federal funds lines available from commercial banks	$469,920

Our equity capital averaged $627.6 million for the three months ended March 31, 2012, as compared to $543.3 million for the same period in 2011. This increase reflects our retention of net earnings during this period. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.

Our capital ratios remain above the levels required to be well capitalized and have been enhanced with the additional capital raised since 2008 and will allow us to grow organically with the addition of loan and deposit relationships.

On March 27, 2012 we entered into a loan agreement which provides for a non-revolving amortizing line of credit up to $50 million that matures on March 27, 2014. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. As of March 31, 2012 no borrowings were outstanding.

Commitments and Contractual Obligations

The following table presents significant fixed and determinable contractual obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of March 31, 2012, our significant fixed and determinable contractual obligations to third parties were as follows (in thousands):

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total

Deposits without a stated maturity(1)	$4,945,266	$—	$—	$—	$4,945,266
Time deposits(1)	1,079,704	21,397	17,105	86	1,118,292
Federal funds purchased(1)	383,927	—	—	—	383,927
Customer repurchase agreements(1)	23,740	—	—	—	23,740
FHLB borrowings(1)	1,250,000	—	61	—	1,250,061
Operating lease obligations(1) (2)	9,741	19,013	17,535	41,323	87,612
Trust preferred subordinated debentures(1)	—	—	—	113,406	113,406

Total contractual obligations	$7,692,378	$40,410	$34,701	$154,815	$7,922,304

(1)	Excludes interest.
(2)	Non-balance sheet item.

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

Interest Rate Risk Management

Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of March 31, 2012, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis

March 31, 2012

(In thousands)

	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance

Securities(1)	$22,421	$35,572	$39,409	$26,426	$123,828

Total variable loans	6,914,932	87,073	34,544	45,641	7,082,190
Total fixed loans	489,273	264,953	151,061	92,970	998,257

Total loans(2)	7,404,205	352,026	185,605	138,611	8,080,447

Total interest sensitive assets	$7,426,626	$387,598	$225,014	$165,037	$8,204,275

Liabilities:
Interest bearing customer deposits	$3,342,780	$—	$—	$—	$3,342,780
CDs & IRAs	172,902	496,810	21,397	17,191	708,300
Wholesale deposits	261,035	—	—	—	261,035

Total interest bearing deposits	3,776,717	496,810	21,397	17,191	4,312,115

Repurchase agreements, Federal funds purchased, FHLB borrowings	1,657,667	—	61	—	1,657,728
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowings	1,657,667	—	61	113,406	1,771,134

Total interest sensitive liabilities	$5,434,384	$496,810	$21,458	$130,597	$6,083,249

GAP	$1,992,242	$(109,212)	$203,556	$34,440	$—
Cumulative GAP	1,992,242	1,883,030	2,086,586	2,121,026	2,121,026

Demand deposits					$1,751,443
Stockholders’ equity					647,341

Total					$2,398,784

(1)	Securities based on fair market value.
(2)	Loans include loans held for sale and are stated at gross.

The table above sets forth the balances as of March 31, 2012 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.

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

The two “shock test” scenarios assume a sustained parallel 200 basis point increase or decrease, respectively, in interest rates. As short-term rates continued to fall during 2009 and remained low in 2010, we could not assume interest rate decreases of any amount as the results of the decreasing rates scenario would not be meaningful. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%.

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

Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
200 bp Increase March 31, 2012
Change in net interest income	$37,773

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

Our management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures as of March 31, 2012, and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could materially affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are aggressively defending against a $65.4 million jury verdict that was rendered in August 2011, in Antlers, Oklahoma, a town in rural Pushmataha County. The case was filed by one of the guarantors of a defaulted loan. A judgment has been entered by the trial court. We are pursuing a dismissal of the suit, a change in verdict or a new trial through motions pending at the trial court. We will appeal any further adverse judgment that might be entered by the trial court on motions that are currently pending. We have been advised by counsel that there are numerous grounds for dismissal, change in verdict and any appeal. As we currently believe a materially negative outcome in this matter is not probable, we have not established a reserve related to any potential exposure.

In addition, we have continued to pursue aggressively our suit filed in Texas in April 2010 against the plaintiff in the Oklahoma case and other guarantors of the defaulted loan. On April 18, 2012, we received a summary judgment in our favor in the Texas case which ordered the guarantor (plaintiff in the Oklahoma case) to pay us approximately $7.0 million. The loss related to the loan was recognized in the second quarter of 2010, and we have no remaining balance sheet exposure on the principal balance of the loan.

ITEM 1A.	RISK FACTORS

There has not been any material change in the risk factors previously disclosed in the Company’s 2011 Form 10-K for the fiscal year ended December 31, 2011.

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

101

The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS CAPITAL BANCSHARES, INC.

Date: April 26, 2012

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

101

The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements ***

***

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.