Form 10-Q
period 2012-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2012-07-26
CIK 1077428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2012

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Small Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

On July 25, 2012, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share	38,120,519

Texas Capital Bancshares, Inc.

Form 10-Q

Quarter Ended June 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME – UNAUDITED

(In thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest income
Loans	$94,291	$73,509	$186,065	$141,549
Securities	1,203	1,680	2,510	3,526
Federal funds sold	4	5	5	33
Deposits in other banks	48	65	97	262

Total interest income	95,546	75,259	188,677	145,370
Interest expense
Deposits	3,482	3,417	6,954	8,288
Federal funds purchased	240	94	521	201
Repurchase agreements	4	2	7	4
Other borrowings	492	14	927	14
Trust preferred subordinated debentures	688	638	1,399	1,271

Total interest expense	4,906	4,165	9,808	9,778

Net interest income	90,640	71,094	178,869	135,592
Provision for credit losses	1,000	8,000	4,000	15,500

Net interest income after provision for credit losses	89,640	63,094	174,869	120,092
Non-interest income
Service charges on deposit accounts	1,624	1,608	3,228	3,391
Trust fee income	1,232	1,066	2,346	2,020
Bank owned life insurance (BOLI) income	588	539	1,109	1,062
Brokered loan fees	4,128	2,558	7,779	5,078
Equipment rental income	172	676	333	1,459
Other	2,718	1,504	4,857	2,625

Total non-interest income	10,462	7,951	19,652	15,635
Non-interest expense
Salaries and employee benefits	30,230	24,109	59,249	48,281
Net occupancy expense	3,679	3,443	7,283	6,753
Leased equipment depreciation	143	447	282	1,003
Marketing	3,174	2,733	5,997	4,856
Legal and professional	3,330	4,264	7,321	6,987
Communications and technology	2,720	2,584	5,203	4,931
FDIC insurance assessment	1,596	1,972	3,165	4,483
Allowance and other carrying costs for OREO	3,812	1,023	7,154	5,053
Other	5,289	4,688	10,595	9,315

Total non-interest expense	53,973	45,263	106,249	91,662

Income from continuing operations before income taxes	46,129	25,782	88,272	44,065
Income tax expense	16,506	9,074	31,568	15,418

Income from continuing operations	29,623	16,708	56,704	28,647
Income (loss) from discontinued operations (after-tax)	(1)	(54)	3	(114)

Net income	$29,622	$16,654	$56,707	$28,533

Basic earnings per common share
Income from continuing operations	$0.78	$0.45	$1.50	$0.77
Net income	$0.78	$0.45	$1.50	$0.77

Diluted earnings per common share
Income from continuing operations	$0.76	$0.44	$1.45	$0.75
Net income	$0.76	$0.43	$1.45	$0.74

Other comprehensive income
Unrealized gain (loss) on available-for-sale securities arising during period, before tax	$(625)	$43	$(912)	$(205)
Income tax benefit (expense) related to unrealized gain (loss) on available-for-sale securities	(219)	15	(319)	(72)

Other comprehensive gain/(loss) net of tax	(406)	28	(593)	(133)

Comprehensive income	$29,216	$16,682	$56,114	$28,400

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$93,377	$79,248
Interest-bearing deposits	49,254	31,310
Federal funds sold	20	—
Securities, available-for-sale	114,964	143,710
Loans held for sale	2,408,032	2,080,081
Loans held for sale from discontinued operations	388	393
Loans held for investment (net of unearned income)	6,234,692	5,572,371
Less: Allowance for loan losses	72,404	70,295

Loans held for investment, net	6,162,288	5,502,076
Premises and equipment, net	12,037	11,457
Accrued interest receivable and other assets	284,207	268,863
Goodwill and intangible assets, net	20,181	20,480

Total assets	$9,144,748	$8,137,618

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$2,019,473	$1,751,944
Interest bearing	4,230,806	3,324,040
Interest bearing in foreign branches	410,011	480,273

Total deposits	6,660,290	5,556,257

Accrued interest payable	887	599
Other liabilities	80,421	82,909
Federal funds purchased	271,835	412,249
Repurchase agreements	22,148	23,801
Other borrowings	1,315,056	1,332,066
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	8,464,043	7,521,287

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares – 10,000,000
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 38,114,429 and 37,666,708 at June 30, 2012 and December 31, 2011	381	376
Additional paid-in capital	357,713	349,458
Retained earnings	318,490	261,783
Treasury stock (shares at cost: 417 at June 30, 2012 and December 31, 2011)	(8)	(8)
Accumulated other comprehensive income, net of taxes	4,129	4,722

Total stockholders’ equity	680,705	616,331

Total liabilities and stockholders’ equity	$9,144,748	$8,137,618

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income, Net of Taxes	Total
	Shares	Amount	Shares	Amount			Shares	Amount

Balance at December 31, 2010	—	$—	36,957,104	$369	$336,796	$185,807	(417)	$(8)	$5,355	$528,319
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	28,533	—	—	—	28,533
Change in unrealized gain on available-for-sale securities, net of taxes of $72 (unaudited)	—	—	—	—	—	—	—	—	(133)	(133)

Total comprehensive income (unaudited)										28,400
Tax expense related to exercise of stock-based awards (unaudited)	—	—	—	—	1,616	—	—	—	—	1,616
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	4,185	—	—	—	—	4,185
Issuance of stock related to stock-based awards (unaudited)	—	—	373,039	4	1,400	—	—	—	—	1,404

Balance at June 30, 2011 (unaudited)	—	$—	37,330,143	$373	$343,997	$214,340	(417)	$(8)	$5,222	$563,924

Balance at December 31, 2011	—	$—	37,666,708	$376	$349,458	$261,783	(417)	$(8)	$4,722	$616,331
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	56,707	—	—	—	56,707
Change in unrealized gain on available-for-sale securities, net of taxes of $319 (unaudited)	—	—	—	—	—	—	—	—	(593)	(593)

Total comprehensive income (unaudited)										56,114
Tax expense related to exercise of stock-based awards (unaudited)	—	—	—	—	3,261	—	—	—	—	3,261
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	3,553	—	—	—	—	3,553
Issuance of stock related to stock-based awards (unaudited)	—	—	447,721	5	1,441	—	—	—	—	1,446

Balance at June 30, 2012 (unaudited)	—	$—	38,114,429	$381	$357,713	$318,490	(417)	$(8)	$4,129	$680,705

See accompanying notes to consolidated financial statements

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(In thousands)

	Six months ended June 30,
	2012	2011
Operating activities
Net income from continuing operations	$56,704	$28,647
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	4,000	15,500
Depreciation and amortization	2,378	2,822
Amortization and accretion on securities	24	46
Bank owned life insurance (BOLI) income	(1,109)	(1,062)
Stock-based compensation expense	3,553	4,185
Tax benefit from stock option exercises	3,261	1,616
Excess tax benefits from stock-based compensation arrangements	(4,971)	(4,618)
Originations of loans held for sale	(22,189,120)	(10,105,686)
Proceeds from sales of loans held for sale	21,861,172	10,177,565
Gain on sale of assets	(785)	(200)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(17,904)	(2,437)
Accrued interest payable and other liabilities	(1,882)	(2,307)

Net cash provided by (used in) operating activities of continuing operations	(284,679)	114,071
Net cash provided by (used in) operating activities of discontinued operations	8	(20)

Net cash provided by (used in) operating activities	(284,671)	114,051

Investing activities
Purchases of available-for-sale securities	(6)	—
Maturities and calls of available-for-sale securities	13,425	2,690
Principal payments received on available-for-sale securities	14,392	24,661
Net increase in loans held for investment	(664,215)	(472,225)
Purchase of premises and equipment, net	(2,377)	(2,196)
Proceeds from sale of foreclosed assets	4,172	17,599
Cash paid for acquisition	—	(11,482)

Net cash used in investing activities of continuing operations	(634,609)	(440,953)

Financing activities
Net increase (decrease) in deposits	1,104,033	(33,675)
Proceeds from issuance of stock related to stock-based awards	1,446	1,404
Net increase (decrease) in other borrowings	(18,663)	343,827
Excess tax benefits from stock-based compensation arrangements	4,971	4,618
Net decrease in federal funds purchased	(140,414)	(79,812)

Net cash provided by financing activities of continuing operations	951,373	236,362

Net increase (decrease) in cash and cash equivalents	32,093	(90,540)
Cash and cash equivalents at beginning of period	110,558	179,866

Cash and cash equivalents at end of period	$142,651	89,326

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9,520	$10,784
Cash paid during the period for income taxes	34,072	9,854
Non-cash transactions:
Transfers from loans/leases to OREO and other repossessed assets	3,410	6,593

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(1) OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Texas Capital Bancshares, Inc. (“the Company”), a Delaware financial holding company, was incorporated in November 1996 and commenced doing business in March 1998, but did not commence banking operations until December 1998. The consolidated financial statements of the Company include the accounts of Texas Capital Bancshares, Inc. and its wholly owned subsidiary, Texas Capital Bank, National Association (“the Bank”). The Bank currently provides commercial banking services to its customers largely in Texas and concentrates on middle market commercial businesses and successful professionals and entrepreneurs.

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

The consolidated interim financial statements have been prepared without audit. Certain information and footnote disclosures presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make interim financial information not misleading. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC on February 23, 2012 (the “2011 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

All securities are available-for-sale as of June 30, 2012 and December 31, 2011.

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

The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining book balance of the asset is deemed to be collectible. If collectability is questionable, then cash payments are applied to principal. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

Loans Held for Sale

We purchase participations in mortgage loans primarily for sale in the secondary market through our mortgage warehouse lending division. These are participations purchased from non-bank mortgage originators who are seeking additional funding through participation interests to facilitate their ability to originate loans in their own name. The mortgage originator has no obligation to offer and we have no obligation to purchase these participation interests. The originator closes mortgage loans consistent with underwriting standards established by approved investors and once the loan closes, the originator delivers the loan to a third party investor. We typically purchase up to a 99% participation interest with the originator financing the remaining percentage. These loans are held by us for an interim period, usually less than 30 days and more typically 10-20 days. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis.

If loan participations are not sold in accordance with the terms of the agreements, loans could be transferred to our loans held for investment portfolio at the lower of cost or market. Mortgage warehouse lending loans transferred to our loans held for investment portfolio could require future allocations of the allowance for loan losses or be subject to charge off in the event the loans become impaired.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged against income. The allowance for loan losses includes specific reserves for impaired loans and an estimate of losses inherent in the loan portfolio at the balance sheet date, but not yet identified with specific loans. Loans deemed to be uncollectible are charged against the allowance when management believes that the collectability of the principal is unlikely and subsequent recoveries, if any, are credited to the allowance. Management’s periodic evaluation of the adequacy of the allowance is based on an assessment of the current loan portfolio, including known inherent risks, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral and current economic conditions.

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

Accumulated Other Comprehensive Income

Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income, net. Accumulated comprehensive income, net for the six months ended June 30, 2012 and 2011 is reported in the accompanying consolidated statements of changes in stockholders’ equity.

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

(2) EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator:
Net income from continuing operations	$29,623	$16,708	$56,704	$28,647
Income (loss) from discontinued operations	(1)	(54)	3	(114)

Net income	$29,622	$16,654	$56,707	$28,533

Denominator:
Denominator for basic earnings per share - weighted average shares	38,012,677	37,281,262	37,903,976	37,186,826
Effect of employee stock-based awards(1)	674,343	741,569	697,924	850,831
Effect of warrants to purchase common stock	454,524	310,057	437,132	301,585

Denominator for dilutive earnings per share - adjusted weighted average shares and assumed conversions	39,141,544	38,332,888	39,039,032	38,339,242

Basic earnings per common share from continuing operations	$0.78	$0.45	$1.50	$0.77

Basic earnings per common share	$0.78	$0.45	$1.50	$0.77

Diluted earnings per share from continuing operations	$0.76	$0.44	$1.45	$0.75

Diluted earnings per common share	$0.76	$0.43	$1.45	$0.74

(1)

Stock options, SARs and RSUs outstanding of 10,000 at June 30, 2012 and 50,500 at June 30, 2011 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

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

At June 30, 2012, our net unrealized gain on the available-for-sale securities portfolio value was $6.4 million, which represented 5.85% of the amortized cost. At December 31, 2011, the unrealized gain was $7.3 million, or 5.32% of the amortized cost. As indicated by the difference in the gain as a percent of the amortized cost, the reduction in the total unrealized gain was due solely to the reduction in the balances of the securities held.

The following is a summary of securities (in thousands):

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$69,958	$5,089	$—	$75,047
Corporate securities	5,000	200	—	5,200
Municipals	26,141	904	—	27,045
Equity securities(1)	7,513	159	—	7,672

	$108,612	$6,352	$—	$114,964

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$84,363	$5,720	$—	$90,083
Corporate securities	5,000	225	—	5,225
Municipals	29,577	1,165	—	30,742
Equity securities(1)	7,506	154	—	7,660
Other	10,000	—	—	10,000

	$136,446	$7,264	$—	$143,710

(1)	Equity securities consist of Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands, except percentage data):

	June 30, 2012
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$191	$9,023	$23,753	$36,991	$69,958
Estimated fair value	200	9,705	25,552	39,590	75,047
Weighted average yield(3)	4.06%	5.08%	4.65%	3.74%	4.22%
Corporate securities:
Amortized cost	—	5,000	—	—	5,000
Estimated fair value	—	5,200	—	—	5,200
Weighted average yield(3)	—	7.38%	—	—	7.38%
Municipals:(2)
Amortized cost	3,689	18,915	3,537	—	26,141
Estimated fair value	3,738	19,613	3,694	—	27,045
Weighted average yield(3)	5.80%	5.57%	5.94%	—	5.65%
Equity securities:
Amortized cost	7,513	—	—	—	7,513
Estimated fair value	7,672	—	—	—	7,672

Total available-for-sale securities:
Amortized cost					$108,612

Estimated fair value					$114,964

	December 31, 2011
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$13	$10,420	$31,502	$42,428	$84,363
Estimated fair value	13	11,095	33,745	45,230	90,083
Weighted average yield(3)	6.50%	4.85%	4.71%	3.79%	4.26%
Corporate securities:
Amortized cost	—	5,000	—	—	5,000
Estimated fair value	—	5,225	—	—	5,225
Weighted average yield(3)	—	7.38%	—	—	7.38%
Municipals:(2)
Amortized cost	4,184	18,980	6,413	—	29,577
Estimated fair value	4,213	19,784	6,745	—	30,742
Weighted average yield(3)	5.36%	5.51%	5.86%	—	5.57%
Equity securities:
Amortized cost	7,506	—	—	—	7,506
Estimated fair value	7,660	—	—	—	7,660
Other:(3)
Amortized cost	10,000	—	—	—	10,000
Estimated fair value	10,000	—	—	—	10,000
Weighted average yield(3)	0.10%	—	—	—	0.10%
Total available-for-sale securities:

Amortized cost					$136,446

Estimated fair value					$143,710

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.
(3)	Yields are calculated based on amortized cost.

Securities with carrying values of approximately $51.5 million were pledged to secure certain borrowings and deposits at June 30, 2012. Of the pledged securities at June 30, 2012, approximately $22.5 million were pledged for certain deposits, and approximately $29.0 million were pledged for repurchase agreements.

At June 30, 2012 and December 31, 2011, we did not have any investment securities in an unrealized loss position.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

At June 30, 2012 and December 31, 2011, loans were as follows (in thousands):

	June 30, 2012	December 31, 2011

Commercial	$3,806,332	$3,275,150
Construction	589,552	422,026
Real estate	1,785,300	1,819,251
Consumer	20,791	24,822
Leases	68,983	61,792

Gross loans held for investment	6,270,958	5,603,041
Deferred income (net of direct origination costs)	(36,266)	(30,670)
Allowance for loan losses	(72,404)	(70,295)

Total loans held for investment, net	6,162,288	5,502,076
Loans held for sale	2,408,032	2,080,081

Total	$8,570,320	$7,582,157

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

Construction Loans. Our construction loan portfolio consists primarily of single- and multi-family residential properties and commercial projects used in manufacturing, warehousing, service or retail businesses. Our construction loans generally have terms of one to three years. We typically make construction loans to developers, builders and contractors that have an established record of successful project completion and loan repayment and have a substantial investment in the borrowers’ equity. However, construction loans are generally based upon estimates of costs and value associated with the completed project. Sources of repayment for these types of loans may be pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from us until permanent financing is obtained. The nature of these loans makes ultimate repayment extremely sensitive to overall economic conditions. Borrowers may not be able to correct conditions of default in loans, increasing risk of exposure to classification, non-performing status, reserve allocation and actual credit loss and foreclosure. These loans typically have floating rates and commitment fees.

Loans Held for Sale. Our loans held for sale consist of participations purchased in single-family residential mortgages funded through our warehouse lending group. These loans are typically on our balance sheet for 10 to 20 days. We have agreements with mortgage lenders and participate in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans.

As of June 30, 2012, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.

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

The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and nonaccrual status as of June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012
	Commercial	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$3,715,923	$560,239	$1,693,899	$20,522	$63,774	$6,054,357
Special mention	38,628	4,772	33,122	—	1,366	77,888
Substandard-accruing	32,533	4,582	41,574	—	3,591	82,280
Non-accrual	19,248	19,959	16,705	269	252	56,433

Total loans held for investment	$3,806,332	$589,552	$1,785,300	$20,791	$68,983	$6,270,958

December 31, 2011
	Commercial	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$3,185,625	$385,639	$1,717,434	$24,453	$57,255	$5,370,406
Special mention	30,872	5,064	32,413	50	3,952	72,351
Substandard-accruing	45,740	10,204	49,601	6	153	105,704
Non-accrual	12,913	21,119	19,803	313	432	54,580

Total loans held for investment	$3,275,150	$422,026	$1,819,251	$24,822	$61,792	$5,603,041

The following table details activity in the reserve for loan losses by portfolio segment for the six months ended June 30, 2012 and June 30, 2011. Allocation of a portion of the reserve to one category of loans does not preclude its availability to absorb losses in other categories.

June 30, 2012
(in thousands)	Commercial	Construction	Real Estate	Consumer	Leases	Unallocated	Total

Beginning balance	$17,337	$7,845	$33,721	$223	$2,356	$8,813	$70,295
Provision for possible loan losses	2,058	2,179	(806)	62	440	(463)	3,470
Charge-offs	1,510	—	615	—	121	—	2,246
Recoveries	350	—	456	8	71	—	885

Net charge-offs	1,160	—	159	(8)	50	—	1,361

Ending balance	$18,235	$10,024	$32,756	$293	$2,746	$8,350	$72,404

Period end amount allocated to:
Loans individually evaluated for impairment	$5,121	$—	$1,232	$111	$48	$—	$6,512
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Ending balance	$5,121	$—	$1,232	$111	$48	$—	$6,512

June 30, 2011
(in thousands)	Commercial	Construction	Real Estate	Consumer	Leases	Unallocated	Total

Beginning balance	$15,918	$7,336	$38,049	$306	$5,405	$4,496	$71,510
Provision for possible loan losses	6,518	(998)	5,935	93	(1,366)	5,539	15,721
Charge-offs	5,647	—	13,788	317	996	—	20,748
Recoveries	689	243	153	4	176	—	1,265

Net charge-offs	4,958	(243)	13,635	313	820	—	19,483

Ending balance	$17,478	$6,581	$30,349	$86	$3,219	$10,035	$67,748

Period end amount allocated to:
Loans individually evaluated for impairment	$3,154	$370	$6,628	$55	$205	$—	$10,412
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Ending balance	$3,154	$370	$6,628	$55	$205	$—	$10,412

We have traditionally maintained an unallocated reserve component to allow for uncertainty in economic and other conditions affecting the quality of the loan portfolio. The unallocated portion of our loan loss reserve has decreased since June 30, 2011. We believe the level of unallocated reserves at June 30, 2012 is warranted due to the ongoing weak economic environment which has produced more frequent losses, including those resulting from fraud by borrowers. Our methodology used to calculate the allowance considers historical losses, however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy. In addition, a substantial portion of losses realized over the past several years were related to commercial real estate loans. Continuing uncertainty and illiquidity in the commercial real estate market has produced and continues to cause material changes in appraised values that can influence our impairment calculations on currently impaired loans and on pass-rated loans that may experience weakness if economic conditions and valuations do not stabilize.

Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. The table below summarizes our non-accrual loans by type and purpose as of June 30, 2012 (in thousands):

Commercial
Business loans	$19,248
Construction
Market risk	19,959
Real estate
Market risk	6,310
Commercial	6,413
Secured by 1-4 family	3,982
Consumer	269
Leases	252

Total non-accrual loans	$56,433

As of June 30, 2012, non-accrual loans included in the table above included $10.8 million related to loans that met the criteria for restructured.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. In accordance with FASB ASC 310 Receivables, we have also included all restructured loans in our impaired loan totals. The following tables detail our impaired loans, by portfolio class as of June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$651	$651	$—	$630	$—
Energy	—	—	—	—	—
Other	—	—	—	—	—
Construction
Market risk	19,959	19,959	—	19,216	341
Secured by 1-4 family	—	—	—	—	—
Other	—	—	—	—	—
Real estate
Market risk	3,926	3,926	—	5,187	—
Commercial	6,375	6,376	—	6,795	—
Secured by 1-4 family	1,442	1,442	—	1,453	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—

Total impaired loans with no allowance recorded	$32,353	$32,354	$—	$33,281	$341

With an allowance recorded:
Commercial
Business loans	$18,597	$23,553	$5,121	$12,109	$—
Energy	—	—	—	—	—
Other	—	—	—	—	—
Construction
Market risk	—	—	—	1,237	—
Secured by 1-4 family	—	—	—	—	—
Other	—	—	—	—	—
Real estate
Market risk	16,327	16,326	878	15,752	—
Commercial	38	38	6	13	—
Secured by 1-4 family	2,540	2,670	349	2,303	—
Consumer	269	269	111	285	—
Leases	252	252	48	309	—

Total impaired loans with an allowance recorded	$38,023	$43,108	$6,513	$32,008	$—

Combined:
Commercial
Business loans	$19,248	$24,204	$5,121	$12,739	$—
Energy	—	—	—	—	—
Other	—	—	—	—	—
Construction
Market risk	19,959	19,959	—	20,453	341
Secured by 1-4 family	—	—	—	—	—
Other	—	—	—	—	—
Real estate
Market risk	20,253	20,252	878	20,939	—
Commercial	6,413	6,414	6	6,808	—
Secured by 1-4 family	3,982	4,112	349	3,756	—
Consumer	269	269	111	285	—
Leases	252	252	48	309	—

Total impaired loans	$70,376	$75,462	$6,513	$65,289	$341

December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$1,716	$10,378	$—	$1,697	$—
Construction
Market risk	19,236	19,236	—	19,315	291
Real estate
Market risk	5,711	11,217	—	7,064	—
Commercial	4,575	4,575	—	5,111	—
Secured by 1-4 family	—	—	—	899	—

Total impaired loans with no allowance recorded	$31,238	$45,406	$—	$34,086	$291

With an allowance recorded:
Commercial
Business loans	$11,197	$11,197	$3,124	$11,056	$—
Construction
Market risk	1,883	1,882	298	1,916	—
Real estate
Market risk	30,533	34,275	1,131	19,146	—
Commercial	1,809	1,809	271	730	—
Secured by 1-4 family	2,279	2,279	330	1,465	—
Consumer	313	313	52	310	—
Leases	432	432	65	2,328	—

Total impaired loans with an allowance recorded	$48,446	$52,187	$5,271	$36,951	$—

Combined:
Commercial
Business loans	$12,913	$21,575	$3,124	$12,753	$—
Construction
Market risk	21,119	21,118	298	21,231	291
Real estate
Market risk	36,244	45,492	1,131	26,210	—
Commercial	6,384	6,384	271	5,841	—
Secured by 1-4 family	2,279	2,279	330	2,364	—
Consumer	313	313	52	310	—
Leases	432	432	65	2,328	—

Total impaired loans	$79,684	$97,593	$5,271	$71,037	$291

Average impaired loans outstanding during the six months ended June 30, 2012 and 2011 totaled $65.3 million and $103.6 million, respectively.

The table below provides an age analysis of our past due loans that are still accruing as of June 30, 2012 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing(1)	Total Past Due	Current	Total
Commercial
Business loans	$22,528	$1,569	$4,155	$28,252	$2,852,275	$2,880,527
Energy	4,050	—	—	4,050	902,508	906,558
Construction
Market risk	—	—	—	—	561,471	561,471
Secured by 1-4 family	—	—	—	—	8,122	8,122
Real estate
Market risk	16,448	6,794	266	23,508	1,389,456	1,412,964
Commercial	—	—	—	—	289,671	289,671
Secured by 1-4 family	3,463	—	—	3,463	62,497	65,960
Consumer	39	—	—	39	20,483	20,522
Leases	155	—	—	155	68,576	68,731

Total loans held for investment	$46,683	$8,363	$4,421	$59,467	$6,155,059	$6,214,526

(1)

Loans past due 90 days and still accruing includes premium finance loans of $3.2 million. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or either forgiveness of either principal or accrued interest. As of June 30, 2012, we have $13.9 million in loans considered restructured that are not on nonaccrual. These loans have $727,000 in unfunded commitments. Of the nonaccrual loans at June 30, 2012, $10.8 million met the criteria for restructured. These loans have no unfunded commitments. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with modified terms in calendar years after the year of the restructure.

The following table summarizes, as of June 30, 2012, loans that have been restructured during 2012 (in thousands):

	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment

Commercial business loans	1	$802	$791
Real estate market risk	2	$1,726	$1,177

Total new restructured loans in 2012	3	$2,528	$1,968

The restructured loans generally include terms to reduce the interest rate and extend payment terms. We have not forgiven any principal on the above loans. At June 30, 2012, $1.7 million of the above loans restructured in 2012 are on non-accrual. The restructuring of the loans did not have a significant impact on our allowance for loan losses at June 30, 2012.

The following table provides information on how loans were modified as a TDR during the six months ended June 30, 2012 (in thousands):

Extended maturity	$1,968
Adjusted payment schedule	—
Combination of maturity extension and payment schedule adjustment	—
Other	—

Total	$1,968

The following table summarizes, as of June 30, 2012, loans that were restructured within the last 12 months that have subsequently defaulted (in thousands):

	Number of Contracts	Recorded Investment

Commercial - secured by real estate	1	$875
Real estate - market risk	1	2,453

The loans above were subsequently foreclosed and are included in the June 30, 2012 OREO balance.

(5) OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO

The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Beginning balance	$32,601	$26,172	$34,077	$42,261
Additions	875	5,667	3,397	6,593
Sales	(2,471)	(3,829)	(3,728)	(17,524)
Valuation allowance for OREO	(2,700)	—	(3,556)	(1,921)
Direct write-downs	(423)	(725)	(2,308)	(2,124)

Ending balance	$27,882	$27,285	$27,882	$27,285

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

The table below summarizes our financial instruments whose contract amounts represent credit risk at June 30, 2012 (in thousands):

Commitments to extend credit	$2,119,754
Standby letters of credit	70,392

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Company’s capital ratios exceed the regulatory definition of well capitalized as of June 30, 2012 and 2011. As of June 30, 2011, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action and continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

	June 30,
	2012	2011
Risk-based capital:
Tier 1 capital	9.54%	10.16%
Total capital	10.48%	11.25%
Leverage	9.02%	10.46%

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

	Three months ended March 31,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Stock- based compensation expense recognized:
SARs	$187	$218	375	724
RSUs	1,416	1,834	3,178	3,462

Total compensation expense recognized	$1,603	$2,052	$3,553	$4,186

	June 30, 2012
	Options	SARs and RSUs

Unrecognized compensation expense related to unvested awards	$—	$9,401
Weighted average period over which expense is expected to be recognized, in years	—	3.09

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

During the three months ended June 30, 2012 and 2011, the loss from discontinued operations was $1,000 and $54,000, net of taxes, respectively. During the six months ended June 30, 2012 and 2011, the gain and loss from discontinued operations was $3,000 and $114,000, net of taxes, respectively. The 2011 loss is primarily related to continuing legal and salary expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $388,000 in loans held for sale from discontinued operations that are carried at the estimated market value at quarter-end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of June 30, 2012 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.

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

We determine the fair market values of our financial instruments based on the fair value hierarchy as prescribed in ASC 820. The standard describes three levels of inputs that may be used to measure fair value as provided below.

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include U.S. Treasuries that are highly liquid and are actively traded in over-the-counter markets.

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include U.S. government and agency mortgage-backed debt securities, corporate securities, municipal bonds, and Community Reinvestment Act funds. This category includes derivative assets and liabilities where values are obtained from independent pricing services.

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

Assets and liabilities measured at fair value at June 30, 2012 are as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Available for sale securities:(1)
Residential mortgage-backed securities	$—	$75,047	$—
Corporate securities	—	5,200	—
Municipals	—	27,045	—
Other	—	7,672	—
Loans(2) (4)	—	—	10,944
OREO(3) (4)	—	—	27,882
Derivative asset(5)	—	25,400	—
Derivative liability(5)	—	(25,400)	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.
(2)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.
(3)	OREO is transferred from loans to OREO at fair value less selling costs.
(4)	Fair value of loans and OREO is measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions
(5)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.

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

Loans

During the three and six months ended June 30, 2012, certain impaired loans were reevaluated and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. The $10.9 million total above includes impaired loans at June 30, 2012 with a carrying value of $12.2 million that were reduced by specific valuation allowance allocations totaling $1.3 million for a total reported fair value of $10.9 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.

OREO

Certain foreclosed assets, upon initial recognition, were valued based on third party appraisals. At June 30, 2012, OREO with a carrying value of $36.9 million was reduced by specific valuation allowance allocations totaling $9.0 million for a total reported fair value of $27.9 million based on valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.

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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and cash equivalents	$142,651	$142,651	$101,258	$101,258
Securities, available-for-sale	114,964	114,964	143,710	143,710
Loans held for sale	2,408,032	2,408,032	2,080,081	2,080,081
Loans held for sale from discontinued operations	388	388	393	393
Loans held for investment, net	6,162,288	6,168,056	5,502,076	5,506,899
Derivative asset	25,400	25,400	20,071	20,071
Deposits	6,660,290	6,660,748	5,556,257	5,557,062
Federal funds purchased	271,835	271,835	412,249	412,249
Borrowings	1,337,204	1,337,206	1,355,867	1,355,869
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liability	25,400	25,400	20,071	20,071

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

The notional amounts and estimated fair values of interest rate derivative positions outstanding at June 30, 2012 presented in the following table (in thousands):

	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivative:
Commercial loan/lease interest rate swaps	$357,336	$25,423
Commercial loan/lease interest rate swaps	(357,336)	(25,423)
Commercial loan/lease interest rate caps	(34,450)	(23)
Commercial loan/lease interest rate caps	34,450	23

The weighted-average receive and pay interest rates for interest rate swaps outstanding at June 30, 2012 were as follows:

	Weighted-Average
	Interest Rate Received	Interest Rate Paid

Non-hedging interest rate swaps	5.13%	2.08%

The weighted-average strike rate for outstanding interest rate caps was 2.33% at June 30, 2012.

Our credit exposure on interest rate swaps and caps is limited to the net favorable value and interest payments of all swaps and caps by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the swaps and caps exceeds a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, relating to interest rate swaps and caps was approximately $25.4 million at June 30, 2012, all of which relates to bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values. At June 30, 2012, we had $12.9 million in cash collateral pledged for these derivatives included in interest-bearing deposits.

(12) STOCKHOLDERS’ EQUITY

We had comprehensive income of $29.2 million for the three months ended June 30, 2012 and comprehensive income of $16.7 million for the three months ended June 30, 2011. Comprehensive income during the three months ended June 30, 2012 included a net after-tax loss of $406,000 and comprehensive income during the three months ended June 30, 2011 included a net after-tax gain of $28,000 due to changes in the net unrealized gains/losses on securities available-for-sale.

(13) LEGAL MATTERS

We are aggressively defending against a $65.4 million jury verdict that was rendered in August 2011, in rural southeastern Oklahoma. Post-trial motions were denied without comment in early July 2012, and an appeal has been filed in the Oklahoma Supreme Court.

The Oklahoma case was filed in May 2010 by one of the guarantors of a defaulted loan to an auto dealership in Hugo, Oklahoma, after we already had filed suit in Texas against the debtor and the three co-guarantors to recover the debt, and despite a forum selection clause in the guaranty requiring that any lawsuits be brought in Texas. The guarantor conceded he had signed the guaranty and that the guaranty was valid, but complained that he later had been defrauded because we had failed to notify him about on-going fraud at the dealership. We disputed that we had any such duty to him as guarantor under Oklahoma law, particularly since the guaranty expressly disclaimed such a duty and since he was a co-owner and salaried employee of the dealership. We repeatedly objected to the case proceeding in Oklahoma in view of the clause requiring any lawsuit to be brought in Texas, but these objections were rejected. We then obtained an injunction from the Texas court against the guarantor proceeding with the Oklahoma suit, but the guarantor nevertheless continued to trial in the Oklahoma suit in violation of that injunction.

Lacking much arguable economic loss, if any, the guarantor repeatedly emphasized to the jury in the Oklahoma case that we were claiming about $6.7 million, plus accumulating interest, on the debt and guaranty in the Texas lawsuit, and that we were asking for those damages to be trebled because of RICO violations. The Oklahoma jury proceeded to award the guarantor a total of $21.8 million in money damages, which was almost exactly three times his estimated prospective liability on his guaranty, and went on to award twice that amount in punitive damages.

Subsequent to the verdict in the Oklahoma case, the Texas Court of Appeals upheld the injunction and specifically ruled that the guaranty’s forum selection clause required any claims by the guarantor to be brought in the Texas court.

We have been advised by counsel that we have numerous grounds to reverse the Oklahoma verdict entirely or substantially reduce the amount, such as the guarantor’s pursuit of the Oklahoma case in violation of the forum selection clause in the guaranty and the Texas court’s injunction, the absence of any alleged contractual or other legal duty to the guarantor, and the lack of proof of actual economic damages. In addition, we continued to pursue the Texas lawsuit over the guaranty, and on April 18, 2012, we received summary judgment ordering the guarantor to pay us approximately $7 million on the debt, which could offset a portion of any arguable liability in the Oklahoma case. Counsel has also advised us the judgment in the Texas case may constitute a potential legal bar to any effectiveness of the Oklahoma judgment.

In light of these factors, we currently believe a materially negative outcome in this matter is not probable, despite the uncertainties inherent in litigation. We further have not been able to determine the amount or range of amounts, as likely for any liability. We thus have not established a reserve related to any potential exposure. The loss related to the loan was recognized in the second quarter of 2010 and we have no remaining balance sheet exposure on the principal balance of the loan.

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

QUARTERLY FINANCIAL SUMMARY – UNAUDITED

Consolidated Daily Average Balances, Average Yields and Rates

(In thousands)

	For the three months ended June 30, 2012			For the three months ended June 30, 2011
	Average Balance	Revenue/ Expense(1)	Yield/ Rate	Average Balance	Revenue/ Expense(1)	Yield/ Rate
Assets
Securities – taxable	$91,623	$948	4.16%	$127,269	$1,346	4.24%
Securities – non-taxable(2)	26,817	393	5.89%	35,804	514	5.76%
Federal funds sold	8,077	4	0.20%	14,303	5	0.14%
Deposits in other banks	60,416	48	0.32%	77,928	65	0.33%
Loans held for sale from continuing operations	2,062,449	21,087	4.11%	808,165	9,591	4.76%
Loans	5,950,913	73,204	4.95%	4,890,696	63,918	5.24%
Less reserve for loan losses	71,779	—	—	68,031	—	—

Loans, net of reserve	7,941,583	94,291	4.78%	5,630,830	73,509	5.24%

Total earning assets	8,128,516	95,684	4.73%	5,886,134	75,439	5.14%
Cash and other assets	394,086			306,372

Total assets	$8,522,602			$6,192,506

Liabilities and Stockholders’ Equity
Transaction deposits	$694,463	$198	0.11%	$375,084	$55	0.06%
Savings deposits	2,664,598	2,107	0.32%	2,465,118	1,700	0.28%
Time deposits	584,581	831	0.57%	541,337	1,351	1.00%
Deposits in foreign branches	444,478	346	0.31%	415,998	311	0.30%

Total interest bearing deposits	4,388,120	3,482	0.32%	3,797,537	3,417	0.36%
Other borrowings	1,428,575	736	0.21%	233,388	110	0.19%
Trust preferred subordinated debentures	113,406	688	2.44%	113,406	638	2.26%

Total interest bearing liabilities	5,930,101	4,906	0.33%	4,144,331	4,165	0.40%
Demand deposits	1,864,456			1,455,366
Other liabilities	69,076			40,177
Stockholders’ equity	658,969			552,632

Total liabilities and stockholders’ equity	$8,522,602			$6,192,506

Net interest income		$90,778			$71,274

Net interest margin			4.49%			4.86%
Net interest spread			4.40%			4.74%

Additional information from discontinued operations:
Loans held for sale	$389			$415
Borrowed funds	389			415
Net interest income		$6			$7
Net interest margin - consolidated			4.49%			4.86%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.
(2)	Taxable equivalent rates used where applicable.

QUARTERLY FINANCIAL SUMMARY – UNAUDITED

Consolidated Daily Average Balances, Average Yields and Rates

(In thousands)

	For the six months ended June 30, 2012			For the six months ended June 30, 2011
	Average Balance	Revenue/ Expense(1)	Yield/ Rate	Average Balance	Revenue/ Expense(1)	Yield/ Rate
Assets
Securities – taxable	$100,313	$1,989	3.99%	$133,603	$2,846	4.30%
Securities – non-taxable(2)	27,662	802	5.83%	36,475	1,046	5.78%
Federal funds sold	7,463	5	0.13%	29,230	33	0.23%
Deposits in other banks	54,943	97	0.36%	177,027	262	0.30%
Loans held for sale from continuing operations	2,049,536	42,402	4.16%	772,124	18,268	4.77%
Loans	5,805,953	143,663	4.98%	4,806,778	123,281	5.17%
Less reserve for loan losses	71,020	—	—	69,081	—	—

Loans, net of reserve	7,784,469	186,065	4.81%	5,509,821	141,549	5.18%

Total earning assets	7,974,850	188,958	4.76%	5,886,156	145,736	4.99%
Cash and other assets	391,046			301,742

Total assets	$8,365,896			$6,187,898

Liabilities and Stockholders’ Equity
Transaction deposits	$629,891	$338	0.11%	$360,611	$110	0.06%
Savings deposits	2,600,005	4,190	0.32%	2,467,265	4,071	0.33%
Time deposits	604,702	1,751	0.58%	625,006	3,272	1.06%
Deposits in foreign branches	426,950	675	0.32%	396,393	835	0.42%

Total interest bearing deposits	4,261,548	6,954	0.33%	3,849,275	8,288	0.43%
Other borrowings	1,491,646	1,455	0.20%	196,623	219	0.22%
Trust preferred subordinated debentures	113,406	1,399	2.48%	113,406	1,271	2.26%

Total interest bearing liabilities	5,866,600	9,808	0.34%	4,159,304	9,778	0.47%
Demand deposits	1,782,423			1,436,654
Other liabilities	73,592			43,944
Stockholders’ equity	643,281			547,996

Total liabilities and stockholders’ equity	$8,365,896			$6,187,898

Net interest income		$179,150			$135,958

Net interest margin			4.52%			4.66%
Net interest spread			4.43%			4.52%

Additional information from discontinued operations:
Loans held for sale	$391			$452
Borrowed funds	391			452
Net interest income		$14			$18
Net interest margin - consolidated			4.52%			4.66%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.
(2)	Taxable equivalent rates used where applicable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Summary of Performance

We reported net income of $29.6 million, or $0.76 per diluted common share, for the second quarter of 2012 compared to $16.7 million, or $0.44 per diluted common share, for the second quarter of 2011. Return on average equity was 18.08% and return on average assets was 1.40% for the second quarter of 2012, compared to 12.13% and 1.08%, respectively, for the second quarter of 2011. Net income for the six months ended June

30, 2012 totaled $56.7 million, or $1.45 per diluted common share, compared to $28.6 million, or $0.75 per diluted common share, for the same period in 2011. Return on average equity was 17.73% and return on average assets was 1.36% for the six months ended June 30, 2012, compared to 10.54% and .93%, respectively, for the six months ended June 30, 2011.

Net income increased $12.9 million, or 77%, for the three months ended June 30, 2012 as compared to the same period in 2011. The $12.9 million increase during the three months ended June 30, 2012, was primarily the result of a $19.5 million increase in net interest income, a $7.0 million decrease in the provision for credit losses and a $2.5 million increase in non-interest income, offset by an $8.7 million increase in non-interest expense and a $7.4 million increase in income tax expense. The $28.1 million increase during the six months ended June 30, 2012 was primarily the result of a $43.2 million increase in net interest income, an $11.5 million decrease in the provision for credit losses and a $4.1 million increase in non-interest income, offset by a $14.5 million increase in non-interest expense and a $16.2 million increase in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income was $90.6 million for the second quarter of 2012, compared to $71.1 million for the second quarter of 2011. The increase was due to an increase in average earning assets of $2.2 billion as compared to the second quarter of 2011. The increase in average earning assets included a $1.1 billion increase in average loans held for investment and a $1.3 billion increase in loans held for sale, offset by a $44.6 million decrease in average securities. For the quarter ended June 30, 2012, average net loans and securities represented 98% and 1%, respectively, of average earning assets compared to 96% and 3% in the same quarter of 2011.

Average interest bearing liabilities increased $1.8 billion from the second quarter of 2011, which included a $590.6 million increase in interest bearing deposits and a $1.2 billion increase in other borrowings. The increase in average other borrowings was directly related to the growth in loans held for sale. Demand deposits increased from $1.5 billion at June 30, 2011 to $1.9 billion at June 30, 2012. The average cost of interest bearing deposits decreased from .36% for the quarter ended June 30, 2011 to .32% for the same period of 2012. The change in funding composition reduced the cost of deposits and borrowed funds to .29% in the second quarter of 2012 compared to .35% in the second quarter of 2011.

Net interest income was $178.9 million for the six months ended June 30, 2012, compared to $135.6 million for the same period of 2011. The increase was due to an increase in average earning assets of $2.1 billion as compared to the six months ended June 30, 2011. The increase in average earning assets included a $1.0 billion increase in average loans held for investment and a $1.3 billion increase in loans held for sale, offset by a $42.1 million decrease in average securities. For the six months ended June 30, 2012, average net loans and securities represented 98% and 2%, respectively, of average earning assets compared to 94% and 3% in the same period of 2011.

Average interest bearing liabilities increased $1.7 billion compared to the first six month of 2011, which included a $412.3 million increase in interest bearing deposits and a $1.3 billion increase in other borrowings. The increase in average other borrowings was directly related to the growth in loans held for sale. Demand deposits increased from $1.4 billion at June 30, 2011 to $1.8 billion at June 30, 2012. The average cost of interest bearing deposits decreased from .43% for the six months ended June 30, 2011 to .33% for the same period of 2012. The change in funding composition reduced the cost of deposits and borrowed funds to .29% for the six months ended June 30, 2012 compared to .42% in the same period of 2011.

The following table presents the changes (in thousands) in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.

	Three months ended			Six months ended
	June 30, 2012/2011			June 30, 2012/2011
	Net Change	Change Due To		Net Change	Change Due To(1)
		Volume	Yield/Rate		Volume	Yield/Rate
Interest income:
Securities(2)	$(519)	$(510)	$(9)	$(1,101)	$(956)	$(145)
Loans held for sale	11,496	14,810	(3,314)	24,134	30,371	(6,237)
Loans held for investment	9,286	13,564	(4,278)	20,382	26,136	(5,754)
Federal funds sold	(1)	(2)	1	(28)	(25)	(3)
Deposits in other banks	(17)	(15)	(2)	(165)	(181)	16

Total	20,245	27,847	(7,602)	43,222	55,345	(12,123)
Interest expense:
Transaction deposits	143	47	96	228	83	145
Savings deposits	407	136	271	119	242	(123)
Time deposits	(520)	109	(629)	(1,521)	(106)	(1,415)
Deposits in foreign branches	35	20	15	(160)	64	(224)
Borrowed funds	676	561	115	1,364	1,448	(84)

Total	741	873	(132)	30	1,731	(1,701)

Net interest income	$19,504	$26,974	$(7,470)	$43,192	$53,614	$(10,422)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.
(2)	Taxable equivalent rates used where applicable.

Net interest margin from continuing operations, the ratio of net interest income to average earning assets from continuing operations, was 4.49% for the second quarter of 2012 compared to 4.86% for the second quarter of 2011. This 37 basis point decrease was a result of a decrease in interest income as a percent of earning assets offset by a reduction in funding costs. Total cost of funding, including demand deposits and stockholders’ equity decreased from .27% for the second quarter of 2011 to .23% for the second quarter of 2012.

Non-interest Income

The components of non-interest income were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Service charges on deposit accounts	$1,624	$1,608	$3,228	$3,391
Trust fee income	1,232	1,066	2,346	2,020
Bank owned life insurance (BOLI) income	588	539	1,109	1,062
Brokered loan fees	4,128	2,558	7,779	5,078
Equipment rental income	172	676	333	1,459
Other	2,718	1,504	4,857	2,625

Total non-interest income	$10,462	$7,951	$19,652	$15,635

Non-interest income increased $2.5 million during the three months ended June 30, 2012 compared to the same period of 2011. This increase is primarily related to an increase of $1.6 million in brokered loan fees which relates to our mortgage warehouse lending business and a $1.2 million increase in other non-interest income. Offsetting these increases was a $504,000 decrease in equipment rental income related to the decline in the leased equipment portfolio.

Non-interest income increased $4.1 million during the six months ended June 30, 2012 compared to the same period of 2011. This increase is primarily related to an increase of $2.7 million in brokered loan fees which relates to our mortgage warehouse lending business and a $2.3 million increase in other non-interest income. Offsetting these increases was a $1.1 million decrease in equipment rental income related to the decline in the leased equipment portfolio.

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

Non-interest Expense

The components of non-interest expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Salaries and employee benefits	$30,230	$24,109	$59,249	$48,281
Net occupancy expense	3,679	3,443	7,283	6,753
Leased equipment depreciation	143	447	282	1,003
Marketing	3,174	2,733	5,997	4,856
Legal and professional	3,330	4,264	7,321	6,987
Communications and technology	2,720	2,584	5,203	4,931
FDIC insurance assessment	1,596	1,972	3,165	4,483
Allowance and other carrying costs for OREO	3,812	1,023	7,154	5,053
Other	5,289	4,688	10,595	9,315

Total non-interest expense	$53,973	$45,263	$106,249	$91,662

Non-interest expense for the second quarter of 2012 increased $8.7 million, or 19%, to $54.0 million from $45.3 million in the second quarter of 2011. The increase is primarily attributable to a $6.1 million increase in salaries and employee benefits, which was primarily due to general business growth and incentive expense directly related to our performance and the increase in the price of our common stock.

Occupancy expense for the three months ended June 30, 2012 increased $236,000, or 7%, compared to the same quarter in 2011 as a result of general business growth.

Leased equipment depreciation expense for the three months ended June 30, 2012 decreased $304,000 compared to the same quarter in 2011 as a result of the continued decline in the leased equipment portfolio.

Marketing expense for the three months ended June 30, 2012 increased $441,000, or 16%, compared to the same quarter in 2011, which was primarily due to general business growth and treasury management programs.

Legal and professional expense for the three months ended June 30, 2012 decreased $934,000, or 22%, compared to same quarter in 2011. Our legal and professional expense will continue to fluctuate from quarter to quarter and could increase in the future as we respond to continued regulatory changes, strategic initiatives and other legal issues.

FDIC insurance assessment expense for the three months ended June 30, 2012 decreased by $376,000 from $2.0 million in 2011 to $1.6 million as a result of changes to the FDIC assessment method in 2011.

For the three months ended June 30, 2012, allowance and other carrying costs for OREO increased $2.8 million, to $3.8 million, $3.1 million of which related to deteriorating values of assets held in OREO. Of the $3.1 million valuation expense in the second quarter of 2012, $2.7 million related to increasing the valuation allowance and $423,000 related to direct write-downs of the OREO balance.

Non-interest expense for the six months ended June 30, 2012 increased $14.5 million, or 16%, to $106.2 million from $91.7 million compared to the same period in 2011. The increase is primarily attributable to an $11.0 million increase in salaries and employee benefits, which was primarily due to general business growth and incentive expense directly related to our performance and the increase in the price of our common stock.

Occupancy expense for the six months ended June 30, 2012 increased $530,000, or 8%, compared to the same quarter in 2011 as a result of general business growth.

Leased equipment depreciation expense for the six months ended June 30, 2012 decreased $721,000 compared to the same quarter in 2011 as a result of the continued decline in the leased equipment portfolio.

Marketing expense for the six months ended June 30, 2012 increased $1.1 million, or 23%, compared to the same quarter in 2011, which was primarily due to general business growth and treasury management programs.

Legal and professional expense for the six months ended June 30, 2012 increased $334,000, or 5%, compared to same quarter in 2011. Our legal and professional expense will continue to fluctuate from quarter to quarter and could increase in the future as we respond to continued regulatory changes, strategic initiatives and other legal issues.

FDIC insurance assessment expense for the six months ended June 30, 2012 decreased by $1.3 million from $4.5 million in 2011 to $3.2 million as a result of changes to the FDIC assessment method in 2011.

For the six months ended June 30, 2012, allowance and other carrying costs for OREO increased $2.1 million, to $7.2 million, $5.9 million of which related to deteriorating values of assets held in OREO. Of the $5.9 million valuation expense in the first six months of 2012, $3.6 million related to increasing the valuation allowance and $2.3 million related to direct write-downs of the OREO balance.

Analysis of Financial Condition

Loan Portfolio

Total loans net of allowance for loan losses at June 30, 2012 increased $985.2 million from December 31, 2011 to $8.6 billion. Combined commercial, construction loans and leases increased $705.9 million, offset by a combined decrease in real estate and consumer loans of $38.0 million. Loans held for sale increased $328.0 million from December 31, 2011 as a result of continued low mortgage rates.

Loans were as follows as of the dates indicated (in thousands):

	June 30,	December 31,
	2012	2011

Commercial	$3,806,332	$3,275,150
Construction	589,552	422,026
Real estate	1,785,300	1,819,251
Consumer	20,791	24,822
Leases	68,983	61,792

Gross loans held for investment	6,270,958	5,603,041
Deferred income (net of direct origination costs)	(36,266)	(30,670)
Allowance for loan losses	(72,404)	(70,295)

Total loans held for investment, net	6,162,288	5,502,076
Loans held for sale	2,408,032	2,080,081

Total	$8,570,320	$7,582,157

We continue to lend primarily in Texas. As of June 30, 2012, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and successful professionals and entrepreneurs in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

We originate a substantial majority of all the loans held for investment. We also participate in syndicated loan relationships, both as a participant and as an agent. As of June 30, 2012, we have $978.7 million in syndicated loans, $284.0 million of which we acted as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans originated by us. In addition, as of June 30, 2012, $18.5 million of our syndicated loans were on non-accrual, with $18.3 million earning on a cash basis.

Loans held for sale relates to our mortgage warehouse lending operations where we invest in mortgage loan participations that are typically sold within 10 to 20 days. We purchase participations in mortgage loans from regional mortgage originators throughout the country. Volumes fluctuate based on the level of market demand in the product and the number of days between purchase and sale of the participated loans. If loans are not sold in accordance with the terms of the agreements, loans could be transferred to the loans held for investment portfolio at a lower of cost or fair value. The loans are then subject to normal loan review, grading and reserve allocation requirements.

Summary of Loan Loss Experience

The provision for credit losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $1.0 million during the second quarter of 2012 compared to $8.0 million in the second quarter of 2011 and $3.0 million in the first quarter of 2012. The amount of reserves and provision required to support the reserve generally increased in 2009 and 2010 as a result of credit deterioration in our loan portfolio driven by negative changes in national and regional economic conditions and the impact of those conditions on the financial condition of borrowers and the values of assets, including real estate assets, pledged as collateral. However, in 2011 and continuing in 2012 we have experienced improvements in credit quality and seen levels of reserves and provision decrease.

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

The combined reserve for credit losses, which includes a liability for losses on unfunded commitments, totaled $75.4 million at June 30, 2012, $72.8 million at December 31, 2011 and $69.4 million at June 30, 2011. Due to the growth in loans, the total reserve percentage decreased to 1.21% at June 30, 2012 from 1.31% of loans held for investment at December 31, 2011 and decreased from 1.34% of loans held for investment at June 30, 2011. The total reserve percentage had increased in 2009 and 2010 as a result of the effects of national and regional economic conditions on borrowers and values of assets pledged as collateral. The combined reserve percentage is starting to trend down as we recognize losses on loans for which there were specific or general allocations of reserves and see improvement in our overall credit quality. The overall reserve for loan losses continues to result from consistent application of the loan loss reserve methodology as described above. At June 30, 2012, we believe the reserve is sufficient to cover all expected losses in the portfolio and has been derived from consistent application of the methodology described above. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, our estimate of expected losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

Activity in the reserve for loan losses is presented in the following table (in thousands):

	Six months ended June 30,	Six months ended June 30,	Year ended December 31,
	2012	2011	2011
Reserve for loan losses:
Beginning balance	$70,295	$71,510	$71,510
Loans charged-off:
Commercial	1,510	5,647	8,518
Real estate - term	615	13,788	21,275
Consumer	—	317	317
Equipment leases	121	996	1,218

Total charge-offs	2,246	20,748	31,328
Recoveries:
Commercial	350	689	1,188
Real estate - construction	—	243	248
Real estate - term	456	153	350
Consumer	8	4	9
Equipment leases	71	176	383

Total recoveries	885	1,265	2,178

Net charge-offs	1,361	19,483	29,150
Provision for loan losses	3,470	15,721	27,935

Ending balance	$72,404	$67,748	$70,295

Reserve for off-balance sheet credit losses:
Beginning balance	$2,462	$1,897	$1,897
Provision (benefit) for off-balance sheet credit losses	530	(221)	565

Ending balance	$2,992	$1,676	$2,462

Total reserve for credit losses	$75,396	$69,424	$72,757

Total provision for credit losses	$4,000	$15,500	$28,500

Reserve for loan losses to loans held for investment(2)	1.16%	1.31%	1.26%
Net charge-offs to average loans(1) (2)	0.05%	0.82%	0.58%
Total provision for credit losses to average loans(2)	0.14%	0.65%	0.56%
Recoveries to total charge-offs	39.40%	6.10%	6.95%
Reserve for off-balance sheet credit losses to off- balance sheet credit commitments	0.14%	0.10%	0.14%
Combined reserves for credit losses to loans held for investment(2)	1.21%	1.34%	1.31%
Non-performing assets:
Non-accrual loans(5)	$56,433	$77,884	$54,580
OREO(4)	27,882	27,285	34,077
Other repossessed assets	19	80	1,516

Total	$84,334	$105,249	$90,173

Restructured loans	$13,943	$23,540	$25,104

Loans past due 90 days and still accruing(3)	4,421	10,333	5,467

Reserve as a percent of non-performing loans(2)	1.3x	.9x	1.3x

(1)	Interim period ratios are annualized.
(2)	Excludes loans held for sale.
(3)

At June 30, 2012, December 31, 2011 and June 30, 2011, loans past due 90 days and still accruing includes premium finance loans of $3.2 million, $2.5 million and $2.7 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(4)	At June 30, 2012, December 31, 2011 and June 30, 2011, OREO balance is net of $9.0 million, $10.7 million and $9.2 million valuation allowance, respectively.
(5)	As of June 30, 2012, December 31, 2011 and June 30, 2011, non-accrual loans included $10.8 million, $13.8 million and $26.9 million, respectively, in loans that met the criteria for restructured.

Non-performing Assets

Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type (in thousands):

	June 30,	June 30,	December 31,
	2012	2011	2011
Non-accrual loans
Commercial	$19,248	$13,721	$12,913
Construction	19,959	22,254	21,119
Real estate	16,705	40,708	19,803
Consumer	269	323	313
Leases	252	878	432

Total non-accrual loans	$56,433	$77,884	$54,580

The table below summarizes the non-accrual loans as segregated by loan type and type of property securing the credit as of June 30, 2012 (in thousands):

Non-accrual loans:
Commercial
Lines of credit secured by the following:
Various single family residences and notes receivable	$3,944
Assets of the borrowers	13,045
Other	2,259

Total commercial	19,248
Construction
Secured by:
Unimproved land and/or undeveloped residential lots	19,959

Total construction	19,959
Real estate
Secured by:
Commercial property	6,945
Unimproved land and/or undeveloped residential lots	4,837
Single family residences	2,211
Other	2,712

Total real estate	16,705
Consumer	269
Leases (commercial leases primarily secured by assets of the lessor)	252

Total non-accrual loans	$56,433

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of June 30, 2012, $18.3 million of our non-accrual loans were earning on a cash basis.

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

At June 30, 2012, we had $4.4 million in loans past due 90 days and still accruing interest. At June 30, 2012, $3.2 million of the loans past due 90 days and still accruing are premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or forgiveness of either principal or accrued interest. As of June 30, 2012, we have $13.9 million in loans considered restructured that are not on nonaccrual. Of the nonaccrual loans at June 30, 2012, $10.8 million met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At June 30, 2012 and 2011, we had $9.4 million and $14.7 million, respectively, in loans of this type which were not included in either non-accrual or 90 days past due categories.

The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Beginning balance	$32,601	$26,172	$34,077	$42,261
Additions	875	5,667	3,397	6,593
Sales	(2,471)	(3,829)	(3,728)	(17,524)
Valuation allowance for OREO	(2,700)	—	(3,556)	(1,921)
Direct write-downs	(423)	(725)	(2,308)	(2,124)

Ending balance	$27,882	$27,285	$27,882	$27,285

The following table summarizes the assets held in OREO at June 30, 2012 (in thousands):

Unimproved commercial real estate lots and land	$4,594
Commercial buildings	4,789
Undeveloped land and residential lots	13,754
Multifamily lots and land	546
Single family residences	2,454
Other	1,745

Total OREO	$27,882

When foreclosure occurs, fair value, which is generally based on appraised values, may result in partial charge-off of a loan upon taking property, and so long as property is retained, subsequent reductions in appraised values will result in valuation adjustment taken as non-interest expense. In addition, if the decline in value is believed to be permanent and not just driven by market conditions, a direct write-down to the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure related to the appraised values during that holding period. During the six months ended June 30, 2012 and June 30, 2011, we recorded $5.9 million and $4.0 million in valuation expense, respectively. Of the $5.9 million recorded for the six months ended June 30, 2012, $3.6 million related to increases to the valuation allowance and $2.3 million related to direct write-downs.

Liquidity and Capital Resources

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the demonstrated marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2011 and for six months ended June 30, 2012, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings.

Our liquidity needs have typically been fulfilled through growth in our core customer deposits and supplemented with brokered deposits and borrowings as needed. Our goal is to obtain as much of our funding for loans held for investment and other earnings assets as possible from deposits of these core customers. These deposits are generated principally through development of long-term relationships with customers and stockholders and our retail network, which is mainly through BankDirect. In addition to deposits from our core customers, we also have access to incremental deposits through brokered retail certificates of deposit, or CDs. These CDs are generally of short maturities, 30 to 90 days, and are used to supplement temporary differences in the growth in loans, including growth in loans held for sale or other specific categories of loans, compared to customer deposits. The following table summarizes our period-end and average year-to-date core customer deposits and brokered deposits (in millions):

	June 30, 2012	June 30, 2011	December 31, 2011

Deposits from core customers	$6,490.2	$5,421.7	$5,391.1
Deposits from core customers as a percent of total deposits	97.4%	100.0%	97.0%
Brokered deposits	$170.1	$—	$165.1
Brokered deposits as a percent of total deposits	2.6%	0.0%	3.0%

Average deposits from core customers(1)	$5,879.9	$5,285.9	$5,344.2
Average deposits from core customers as a percent of total quarterly average deposits(1)	97.3%	100.0%	99.7%

Average brokered deposits(1)	$164.1	$—	$17.3
Average brokered deposits as a percent of total quarterly average deposits(1)	2.7%	0.0%	0.3%

(1)	Annual averages presented for December 31, 2011.

We have access to sources of brokered deposits of not less than an additional $3.3 billion. Customer deposits (total deposits minus brokered CDs) increased by $1.1 billion from June 30, 2011 and increased $1.1 billion from December 31, 2011.

Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our loans held for sale, due to their liquidity, short duration and interest spreads available. These borrowing sources typically include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes, and advances from the FHLB and the Federal Reserve. The following table summarizes our borrowings as of June 30, 2012 (in thousands):

Federal funds purchased	$271,835
Customer repurchase agreements	22,148
FHLB borrowings	1,300,056
Non-revolving line of credit	15,000
Trust preferred subordinated debentures	113,406

Total borrowings	$1,722,445

Maximum outstanding at any month-end during the year	$2,098,298

The following table summarizes our other borrowing capacities in excess of balances outstanding at June 30, 2012 (in thousands):

FHLB borrowing capacity relating to loans	$—
FHLB borrowing capacity relating to securities	33,861

Total FHLB borrowing capacity	$33,861

Unused federal funds lines available from commercial banks	$510,840

Our equity capital averaged $643.3 million for the six months ended June 30, 2012, as compared to $548.0 million for the same period in 2011. This increase reflects our retention of net earnings during this period. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.

Our capital ratios remain above the levels required to be well capitalized and have been enhanced with the additional capital raised since 2008 and will allow us to grow organically with the addition of loan and deposit relationships.

On March 27, 2012 we entered into a loan agreement which provides for a non-revolving amortizing line of credit up to $50 million that matures on March 27, 2014. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. As of June 30, 2012 $15.0 million in borrowings were outstanding.

During the second quarter of 2012, we filed an S-3 Registration Statement with the SEC which was effective June 25, 2012. The registration statement covers potential issuance of up to $250.0 million of debt or equity securities. On July 25, 2012 in connection with that filing we announced a public offering of 1,750,000 shares of the Company’s common stock. The additional equity will be used for general corporate purposes, including retirement of $15.0 million of debt discussed above and additional capital to support continued loan growth at our bank.

Commitments and Contractual Obligations

The following table presents significant fixed and determinable contractual obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of June 30, 2012, our significant fixed and determinable contractual obligations to third parties were as follows (in thousands):

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total

Deposits without a stated maturity(1)	$5,652,410	$—	$—	$—	$5,652,410
Time deposits(1)	968,676	22,921	16,196	87	1,007,880
Federal funds purchased(1)	271,835	—	—	—	271,835
Customer repurchase agreements(1)	22,148	—	—	—	22,148
FHLB borrowings(1)	1,300,000	—	56	—	1,300,056
Non-revolving line of credit(1)	—	15,000	—	—	15,000
Operating lease obligations(1) (2)	9,691	9,578	26,721	39,174	85,164
Trust preferred subordinated debentures(1)	—	—	—	113,406	113,406

Total contractual obligations	$8,224,760	$47,499	$42,973	$152,667	$8,467,899

(1)	Excludes interest.
(2)	Non-balance sheet item.

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

Interest Rate Risk Management

Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of June 30, 2012, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis

June 30, 2012

(In thousands)

	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance

Securities(1)	$22,363	$36,121	$31,619	$24,861	$114,964

Total variable loans	7,531,869	28,848	389	445	7,561,551
Total fixed loans	571,985	296,053	160,876	88,913	1,117,827

Total loans(2)	8,103,854	324,901	161,265	89,358	8,679,378

Total interest sensitive assets	$8,126,217	$361,022	$192,884	$114,219	$8,794,342

Liabilities:
Interest bearing customer deposits	$4,042,948	$—	$—	$—	$4,042,948
CDs & IRAs	225,013	163,591	22,921	16,283	427,808
Wholesale deposits	170,061	—	—	—	170,061

Total interest bearing deposits	4,438,022	163,591	22,921	16,283	4,640,817

Repurchase agreements, Federal funds purchased, FHLB borrowings	1,593,983	—	56	—	1,594,039
Non-revolving line of credit	—	15,000	—	—	15,000
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowings	1,593,983	15,000	56	113,406	1,722,445

Total interest sensitive liabilities	$6,032,005	$178,591	$22,977	$129,689	$6,363,262

GAP	$2,094,212	$182,431	$169,907	$(15,470)	$—
Cumulative GAP	2,094,212	2,276,643	2,446,550	2,431,080	2,431,080

Demand deposits					$2,019,473
Stockholders’ equity					680,705

Total					$2,700,178

(1)	Securities based on fair market value.
(2)	Loans include loans held for sale and are stated at gross.

The table above sets forth the balances as of June 30, 2012 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.

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

The two “shock test” scenarios assume a sustained parallel 200 basis point increase or decrease, respectively, in interest rates. As short-term rates continued to fall during 2009 and remained low through 2012, we could not assume interest rate decreases of any amount as the results of the decreasing rates scenario would not be meaningful. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%.

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

Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
200 bp Increase June 30, 2012

Change in net interest income	$49,087

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

Our management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures as of June 30, 2012, and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could materially affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are aggressively defending against a $65.4 million jury verdict that was rendered in August 2011, in rural southeastern Oklahoma. Post-trial motions were denied without comment in early July 2012, and an appeal has been filed in the Oklahoma Supreme Court.

The Oklahoma case was filed in May 2010 by one of the guarantors of a defaulted loan to an auto dealership in Hugo, Oklahoma, after we already had filed suit in Texas against the debtor and the three co-guarantors to recover the debt, and despite a forum selection clause in the guaranty requiring that any lawsuits be brought in Texas. The guarantor conceded he had signed the guaranty and that the guaranty was valid, but complained that he later had been defrauded because we had failed to notify him about on-going fraud at the dealership. We disputed that we had any such duty to him as guarantor under Oklahoma law, particularly since the guaranty expressly disclaimed such a duty and since he was a co-owner and salaried employee of the dealership. We repeatedly objected to the case proceeding in Oklahoma in view of the clause requiring any lawsuit to be brought in Texas, but these objections were rejected. We then obtained an injunction from the Texas court against the guarantor proceeding with the Oklahoma suit, but the guarantor nevertheless continued to trial in the Oklahoma suit in violation of that injunction.

Lacking much arguable economic loss, if any, the guarantor repeatedly emphasized to the jury in the Oklahoma case that we were claiming about $6.7 million, plus accumulating interest, on the debt and guaranty in the Texas lawsuit, and that we were asking for those damages to be trebled because of RICO violations. The Oklahoma jury proceeded to award the guarantor a total of $21.8 million in money damages, which was almost exactly three times his estimated prospective liability on his guaranty, and went on to award twice that amount in punitive damages.

Subsequent to the verdict in the Oklahoma case, the Texas Court of Appeals upheld the injunction and specifically ruled that the guaranty’s forum selection clause required any claims by the guarantor to be brought in the Texas court.

We have been advised by counsel that we have numerous grounds to reverse the Oklahoma verdict entirely or substantially reduce the amount, such as the guarantor’s pursuit of the Oklahoma case in violation of the forum selection clause in the guaranty and the Texas court’s injunction, the absence of any alleged contractual or other legal duty to the guarantor, and the lack of proof of actual economic damages. In addition, we continued to pursue the Texas lawsuit over the guaranty, and on April 18, 2012, we received summary judgment ordering the guarantor to pay us approximately $7 million on the debt, which could offset a portion of any arguable liability in the Oklahoma case. Counsel has also advised us the judgment in the Texas case may constitute a potential legal bar to any effectiveness of the Oklahoma judgment.

In light of these factors, we currently believe a materially negative outcome in this matter is not probable, despite the uncertainties inherent in litigation. We further have not been able to determine the amount or range of amounts, as likely for any liability. We thus have not established a reserve related to any potential exposure. The loss related to the loan was recognized in the second quarter of 2010 and we have no remaining balance sheet exposure on the principal balance of the loan.

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

Date: July 26, 2012

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