Form 10-Q
period 2012-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2012-10-25
CIK 1077428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer” and “accelerated filer” Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Small Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

On October 23, 2012, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share	40,587,532

Texas Capital Bancshares, Inc.

Form 10-Q

Quarter Ended September 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME – UNAUDITED

(In thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest income
Loans	$100,830	$81,692	$286,895	$223,241
Securities	1,125	1,524	3,635	5,050
Federal funds sold	2	3	7	36
Deposits in other banks	54	44	151	306

Total interest income	102,011	83,263	290,688	228,633
Interest expense
Deposits	3,378	3,191	10,332	11,479
Federal funds purchased	268	128	789	329
Repurchase agreements	3	2	10	6
Other borrowings	607	110	1,534	124
Subordinated notes	208	—	208	—
Trust preferred subordinated debentures	692	634	2,091	1,905

Total interest expense	5,156	4,065	14,964	13,843

Net interest income	96,855	79,198	275,724	214,790
Provision for credit losses	3,000	7,000	7,000	22,500

Net interest income after provision for credit losses	93,855	72,198	268,724	192,290
Non-interest income
Service charges on deposit accounts	1,684	1,585	4,912	4,976
Trust fee income	1,216	1,091	3,562	3,111
Bank owned life insurance (BOLI) income	549	533	1,658	1,595
Brokered loan fees	4,839	2,849	12,618	7,927
Other	2,264	1,545	7,454	5,629

Total non-interest income	10,552	7,603	30,204	23,238
Non-interest expense
Salaries and employee benefits	31,009	25,596	90,258	73,877
Net occupancy expense	3,653	3,367	10,936	10,120
Marketing	3,472	2,455	9,469	7,311
Legal and professional	4,916	3,647	12,237	10,634
Communications and technology	2,885	2,210	8,088	7,141
FDIC insurance assessment	1,332	1,465	4,497	5,948
Allowance and other carrying costs for OREO	552	2,150	7,706	7,203
Other	5,702	5,296	16,579	15,614

Total non-interest expense	53,521	46,186	159,770	137,848

Income from continuing operations before income taxes	50,886	33,615	139,158	77,680
Income tax expense	18,316	11,905	49,884	27,323

Income from continuing operations	32,570	21,710	89,274	50,357
Loss from discontinued operations (after-tax)	(34)	(7)	(31)	(121)

Net income	$32,536	$21,703	$89,243	$50,236

Basic earnings per common share
Income from continuing operations	$0.82	$0.58	$2.32	$1.35
Net income	$0.82	$0.58	$2.32	$1.35
Diluted earnings per common share
Income from continuing operations	$0.80	$0.56	$2.25	$1.31
Net income	$0.80	$0.56	$2.25	$1.31
Other comprehensive income
Unrealized (loss) on available-for-sale securities arising during period, before tax	$(386)	$(142)	$(1,298)	$(346)
Income tax benefit (expense) related to unrealized gain (loss) on available-for-sale securities	(135)	(50)	(454)	(121)

Other comprehensive loss net of tax	(251)	(92)	(844)	(225)

Comprehensive income	$32,285	$21,611	$88,399	$50,011

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and due from banks	$88,220	$79,248
Interest-bearing deposits	60,971	31,310
Securities, available-for-sale	107,288	143,710
Loans held for sale	2,818,622	2,080,081
Loans held for sale from discontinued operations	304	393
Loans held for investment (net of unearned income)	6,549,089	5,572,371
Less: Allowance for loan losses	73,722	70,295

Loans held for investment, net	6,475,367	5,502,076
Premises and equipment, net	11,280	11,457
Accrued interest receivable and other assets	299,582	268,863
Goodwill and intangible assets, net	20,032	20,480

Total assets	$9,881,666	$8,137,618

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$2,114,279	$1,751,944
Interest bearing	4,171,405	3,324,040
Interest bearing in foreign branches	431,895	480,273

Total deposits	6,717,579	5,556,257

Accrued interest payable	1,039	599
Other liabilities	90,067	82,909
Federal funds purchased	473,330	412,249
Repurchase agreements	22,788	23,801
Other borrowings	1,550,051	1,332,066
Subordinated notes	111,000	—
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	9,079,260	7,521,287

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares – 10,000,000
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 40,580,700 and 37,666,708 at September 30, 2012 and December 31, 2011	406	376
Additional paid-in capital	447,104	349,458
Retained earnings	351,026	261,783
Treasury stock (shares at cost: 417 at September 30, 2012 and December 31, 2011)	(8)	(8)
Accumulated other comprehensive income, net of taxes	3,878	4,722

Total stockholders’ equity	802,406	616,331

Total liabilities and stockholders’ equity	$9,881,666	$8,137,618

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income, Net of Taxes	Total
	Shares	Amount	Shares	Amount			Shares	Amount

Balance at December 31, 2010	—	$—	36,957,104	$369	$336,796	$185,807	(417)	$(8)	$5,355	$528,319
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	50,236	—	—	—	50,236
Change in unrealized gain on available-for-sale securities, net of taxes of $121 (unaudited)	—	—	—	—	—	—	—	—	(225)	(225)

Total comprehensive income (unaudited)										50,011
Tax expense related to exercise of stock-based awards (unaudited)	—	—	—	—	2,196	—	—	—	—	2,196
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	5,802	—	—	—	—	5,802
Issuance of stock related to stock-based awards (unaudited)	—	—	501,075	5	1,611	—	—	—	—	1,616

Balance at September 30, 2011 (unaudited)	—	$—	37,458,179	$374	$346,405	$236,043	(417)	$(8)	$5,130	$587,944

Balance at December 31, 2011	—	$—	37,666,708	$376	$349,458	$261,783	(417)	$(8)	$4,722	$616,331
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	89,243	—	—	—	89,243
Change in unrealized gain on available-for-sale securities, net of taxes of $454 (unaudited)	—	—	—	—	—	—	—	—	(844)	(844)

Total comprehensive income (unaudited)										88,399
Tax expense related to exercise of stock-based awards (unaudited)	—	—	—	—	5,773	—	—	—	—	5,773
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	4,648	—	—	—	—	4,648
Issuance of stock related to stock-based awards (unaudited)	—	—	613,992	7	261	—	—	—	—	268
Issuance of stock (unaudited)	—	—	2,300,000	23	86,964	—	—	—	—	86,987

Balance at September 30, 2012 (unaudited)	—	$—	40,580,700	$406	$447,104	$351,026	(417)	$(8)	$3,878	$802,406

See accompanying notes to consolidated financial statements

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(In thousands)

	Nine months ended September 30,
	2012	2011
Operating activities
Net income from continuing operations	$89,274	$50,357
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	7,000	22,500
Depreciation and amortization	3,569	4,114
Amortization and accretion on securities	31	63
Bank owned life insurance (BOLI) income	(1,658)	(1,595)
Stock-based compensation expense	9,886	5,802
Tax benefit from stock option exercises	5,773	2,196
Excess tax benefits from stock-based compensation arrangements	(16,493)	(6,274)
Originations of loans held for sale	(36,239,859)	(17,790,459)
Proceeds from sales of loans held for sale	35,501,320	17,075,496
Gain on sale of assets	(357)	(145)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(41,625)	(59,388)
Accrued interest payable and other liabilities	2,814	15,026

Net cash used in operating activities of continuing operations	(680,325)	(682,307)
Net cash provided by (used in) operating activities of discontinued operations	57	(26)

Net cash used in operating activities	(680,268)	(682,333)

Investing activities
Purchases of available-for-sale securities	(6)	—
Maturities and calls of available-for-sale securities	14,260	7,575
Principal payments received on available-for-sale securities	20,839	34,544
Net increase in loans held for investment	(980,292)	(617,762)
Purchase of premises and equipment, net	(2,505)	(2,539)
Proceeds from sale of foreclosed assets	12,482	19,741
Cash paid for acquisition	—	(11,482)

Net cash used in investing activities of continuing operations	(935,222)	(569,923)

Financing activities
Net increase in deposits	1,161,322	31,062
Proceeds from issuance of stock related to stock-based awards	268	1,616
Proceeds from issuance of stock	86,987	—
Net increase in other borrowings	216,972	1,115,858
Excess tax benefits from stock-based compensation arrangements	16,493	6,274
Net increase in federal funds purchased	61,081	38,149
Issuance of subordinated notes	111,000	—

Net cash provided by financing activities of continuing operations	1,654,123	1,192,959

Net increase (decrease) in cash and cash equivalents	38,633	(59,297)
Cash and cash equivalents at beginning of period	110,558	179,866

Cash and cash equivalents at end of period	$149,191	120,569

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$14,524	$15,210
Cash paid during the period for income taxes	56,552	19,516
Non-cash transactions:
Transfers from loans/leases to OREO and other repossessed assets	3,410	19,254

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses, the fair value of stock-based compensation awards, the fair values of financial instruments and the status of contingencies are particularly susceptible to significant change in the near term.

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

All securities are available-for-sale as of September 30, 2012 and December 31, 2011.

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

Loans Held for Sale

We purchase participations in mortgage loans primarily for sale in the secondary market through our mortgage warehouse lending division. These are participations purchased from non-bank mortgage originators who are seeking additional funding through participation interests to facilitate their ability to originate loans in their own name. The mortgage originator has no obligation to offer and we have no obligation to purchase these participation interests. The originator closes mortgage loans consistent with underwriting standards established by approved investors and once the loan closes, the originator delivers the loan to a third party investor. We typically purchase up to a 99% participation interest with the originator financing the remaining percentage. The loan participations are highly liquid and held by us for a short period, usually less than 30 days and more typically 10-20 days. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis.

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

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged against income. The allowance for loan losses includes specific reserves for impaired loans and a general reserve for estimated losses inherent in the loan portfolio at the balance sheet date, but not yet identified with specific loans. Loans deemed to be uncollectible are charged against the allowance when management believes that the collectability of the principal is unlikely and subsequent recoveries, if any, are credited to the allowance. Management’s periodic evaluation of the adequacy of the allowance is based on an assessment of the current loan portfolio, including known inherent risks, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral and current economic conditions.

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

Other Real Estate Owned

Other Real Estate Owned (“OREO”), which is included in other assets on the balance sheet, consists of real estate that has been foreclosed. Real estate that has been foreclosed is recorded at the fair value of the real estate, less selling costs, through a charge to the allowance for loan losses, if necessary. Subsequent write-downs required for declines in value are recorded through a valuation allowance, or taken directly to the asset, and charged to other non-interest expense.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Gains or losses on disposals of premises and equipment are included in results of operations.

Marketing and Software

Marketing costs are expensed as incurred. Ongoing maintenance and enhancements of websites are expensed as incurred. Costs incurred in connection with development or purchase of internal use software are capitalized and amortized over a period not to exceed five years. Capitalized internal use software costs are included in other assets in the consolidated financial statements.

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

Accumulated Other Comprehensive Income

Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income, net. Accumulated comprehensive income, net for the nine months ended September 30, 2012 and 2011 is reported in the accompanying consolidated statements of changes in stockholders’ equity and consolidated statements of income and comprehensive income.

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

Fair Values of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.

(2) EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Net income from continuing operations	$32,570	$21,710	$89,274	$50,357
Loss from discontinued operations	(34)	(7)	(31)	(121)

Net income	$32,536	$21,703	$89,243	$50,236

Denominator:
Denominator for basic earnings per share - weighted average shares	39,618,007	37,411,851	38,513,515	37,262,658
Effect of employee stock-based awards(1)	632,790	714,192	677,782	888,027
Effect of warrants to purchase common stock	504,936	309,343	459,898	304,199

Denominator for dilutive earnings per share - adjusted weighted average shares and assumed conversions	40,755,733	38,435,386	39,651,195	38,454,884

Basic earnings per common share from continuing operations	$0.82	$0.58	$2.32	$1.35

Basic earnings per common share	$0.82	$0.58	$2.32	$1.35

Diluted earnings per share from continuing operations	$0.80	$0.56	$2.25	$1.31

Diluted earnings per common share	$0.80	$0.56	$2.25	$1.31

(1)

Stock options, SARs and RSUs outstanding of 47,000 at September 30, 2012 and 93,400 at September 30, 2011 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

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

At September 30, 2012, our net unrealized gain on the available-for-sale securities portfolio value was $6.0 million, which represented 5.89% of the amortized cost. At December 31, 2011, the unrealized gain was $7.3 million, or 5.32% of the amortized cost. As indicated by the difference in the gain as a percent of the amortized cost, the reduction in the total unrealized gain was due almost entirely to the reduction in the balances of the securities held.

The following is a summary of securities (in thousands):

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$63,507	$4,847	$—	$68,354
Corporate securities	5,000	150	—	5,150
Municipals	25,302	761	—	26,063
Equity securities(1)	7,513	208	—	7,721

	$101,322	$5,966	$—	$107,288

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$84,363	$5,720	$—	$90,083
Corporate securities	5,000	225	—	5,225
Municipals	29,577	1,165	—	30,742
Equity securities(1)	7,506	154	—	7,660
Other	10,000	—	—	10,000

	$136,446	$7,264	$—	$143,710

(1)	Equity securities consist of Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands, except percentage data):

	September 30, 2012
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$1,059	$6,657	$23,037	$32,754	$63,507
Estimated fair value	1,113	7,164	25,000	35,077	68,354
Weighted average yield(3)	4.19%	5.26%	4.74%	3.63%	4.21%
Corporate securities:
Amortized cost	—	5,000	—	—	5,000
Estimated fair value	—	5,150	—	—	5,150
Weighted average yield(3)	—	7.38%	—	—	7.38%
Municipals:(2)
Amortized cost	5,493	16,872	2,937	—	25,302
Estimated fair value	5,583	17,429	3,051	—	26,063
Weighted average yield(3)	5.75%	5.59%	5.92%	—	5.66%
Equity securities:
Amortized cost	7,513	—	—	—	7,513
Estimated fair value	7,721	—	—	—	7,721

Total available-for-sale securities:
Amortized cost					$101,322

Estimated fair value					$107,288

	December 31, 2011
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$13	$10,420	$31,502	$42,428	$84,363
Estimated fair value	13	11,095	33,745	45,230	90,083
Weighted average yield(3)	6.50%	4.85%	4.71%	3.79%	4.26%
Corporate securities:
Amortized cost	—	5,000	—	—	5,000
Estimated fair value	—	5,225	—	—	5,225
Weighted average yield(3)	—	7.38%	—	—	7.38%
Municipals:(2)
Amortized cost	4,184	18,980	6,413	—	29,577
Estimated fair value	4,213	19,784	6,745	—	30,742
Weighted average yield(3)	5.36%	5.51%	5.86%	—	5.57%
Equity securities:
Amortized cost	7,506	—	—	—	7,506
Estimated fair value	7,660	—	—	—	7,660
Other:(3)
Amortized cost	10,000	—	—	—	10,000
Estimated fair value	10,000	—	—	—	10,000
Weighted average yield(3)	0.10%	—	—	—	0.10%
Total available-for-sale securities:

Amortized cost					$136,446

Estimated fair value					$143,710

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.
(3)	Yields are calculated based on amortized cost.

Securities with carrying values of approximately $48.6 million were pledged to secure certain borrowings and deposits at September 30, 2012. Of the pledged securities at September 30, 2012, approximately $22.1 million were pledged for certain deposits, and approximately $26.5 million were pledged for repurchase agreements.

At September 30, 2012 and December 31, 2011, we did not have any investment securities in an unrealized loss position.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

At September 30, 2012 and December 31, 2011, loans were as follows (in thousands):

	September 30, 2012	December 31, 2011
Commercial	$4,038,955	$3,275,150
Construction	649,375	422,026
Real estate	1,804,434	1,819,251
Consumer	19,975	24,822
Leases	74,207	61,792

Gross loans held for investment	6,586,946	5,603,041
Deferred income (net of direct origination costs)	(37,857)	(30,670)
Allowance for loan losses	(73,722)	(70,295)

Total loans held for investment, net	6,475,367	5,502,076
Loans held for sale	2,818,622	2,080,081

Total	$9,293,989	$7,582,157

Commercial Loans and Leases. Our commercial loan and lease portfolio is comprised of lines of credit for working capital and term loans and leases to finance equipment and other business assets. Our energy production loans are generally collateralized with proven reserves based on appropriate valuation standards. Our commercial loans and leases are underwritten after carefully evaluating and understanding the borrower’s ability to operate profitably. Our underwriting standards are designed to promote relationship banking rather than making loans on a transaction basis. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses.

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

Loans Held for Sale. Our loans held for sale consist of participations purchased in single-family residential mortgages funded through our warehouse lending group. These loans are highly liquid and held by us for a short period, usually less than 30 days and more typically 10 to 20 days. We have agreements with mortgage lenders and participate in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans.

As of September 30, 2012, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.

At September 30, 2012, we had a blanket floating lien based on certain real estate loans used as collateral for FHLB borrowings.

The reserve for loan losses is comprised of specific reserves for impaired loans and a general reserve for estimated losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We regularly evaluate our reserve for loan losses to maintain an appropriate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of reserves include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All loan commitments rated substandard or worse and greater than $500,000 are specifically reviewed for loss potential. For loans deemed to be impaired, a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit, and any needed reserve is recorded in other liabilities. Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.

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

The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and nonaccrual status as of September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012
	Commercial	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$3,955,584	$619,575	$1,729,026	$19,915	$69,935	$6,394,035
Special mention	35,360	5,969	17,619	—	830	59,778
Substandard-accruing	30,358	4,582	37,689	—	3,229	75,858
Non-accrual	17,653	19,249	20,100	60	213	57,275

Total loans held for investment	$4,038,955	$649,375	$1,804,434	$19,975	$74,207	$6,586,946

December 31, 2011
	Commercial	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$3,185,625	$385,639	$1,717,434	$24,453	$57,255	$5,370,406
Special mention	30,872	5,064	32,413	50	3,952	72,351
Substandard-accruing	45,740	10,204	49,601	6	153	105,704
Non-accrual	12,913	21,119	19,803	313	432	54,580

Total loans held for investment	$3,275,150	$422,026	$1,819,251	$24,822	$61,792	$5,603,041

The following table details activity in the reserve for loan losses by portfolio segment for the nine months ended September 30, 2012 and September 30, 2011. Allocation of a portion of the reserve to one category of loans does not preclude its availability to absorb losses in other categories.

September 30, 2012
(in thousands)	Commercial	Construction	Real Estate	Consumer	Leases	Unallocated	Total
Beginning balance	$17,337	$7,845	$33,721	$223	$2,356	$8,813	$70,295
Provision for loan losses	4,575	3,258	(2,840)	6	417	602	6,018
Charge-offs	2,664	—	899	49	170	—	3,782
Recoveries	482	10	586	26	87	—	1,191

Net charge-offs (recoveries)	2,182	(10)	313	23	83	—	2,591

Ending balance	$19,730	$11,113	$30,568	$206	$2,690	$9,415	$73,722

Period end amount allocated to:
Loans individually evaluated for impairment	$5,149	$—	$775	$18	$42	$—	$5,984
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Ending balance	$5,149	$—	$775	$18	$42	$—	$5,984

September 30, 2011
(in thousands)	Commercial	Construction	Real Estate	Consumer	Leases	Unallocated	Total
Beginning balance	$15,918	$7,336	$38,049	$306	$5,405	$4,496	$71,510
Provision for loan losses	11,289	3,024	(7,379)	3,616	7,135	4,438	22,123
Charge-offs	7,170	—	18,837	317	980	—	27,304
Recoveries	798	248	305	5	212	—	1,568

Net charge-offs	6,372	(248)	18,532	312	768	—	25,736

Ending balance	$20,835	$10,608	$12,138	$3,610	$11,772	$8,934	$67,897

Period end amount allocated to:
Loans individually evaluated for impairment	$3,064	$312	$2,568	$52	$353	$—	$6,349
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Ending balance	$3,064	$312	$2,568	$52	$353	$—	$6,349

We have traditionally maintained an unallocated reserve component to allow for uncertainty in economic and other conditions affecting the quality of the loan portfolio. The unallocated portion of our loan loss reserve has increased since September 30, 2011. We believe the level of unallocated reserves at September 30, 2012 is warranted due to the ongoing weak economic environment which has produced more frequent losses, including those resulting from fraud by borrowers, that do not correlate to historical loss rates for specific product types or credit risk grades. Our methodology used to calculate the allowance considers historical losses, however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy. In addition, a substantial portion of losses realized over the past several years were related to commercial real estate loans. Continuing uncertainty and illiquidity in the commercial real estate market has produced and continues to cause material changes in appraised values that can influence our impairment calculations on currently impaired loans and on pass-rated loans that may experience weakness if economic conditions and valuations do not stabilize.

Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. The table below summarizes our non-accrual loans by type and purpose as of September 30, 2012 (in thousands):

Commercial
Business loans	$17,653
Construction
Market risk	19,249
Real estate
Market risk	10,236
Commercial	6,374
Secured by 1-4 family	3,490
Consumer	60
Leases	213

Total non-accrual loans	$57,275

As of September 30, 2012, non-accrual loans included in the table above included $14.7 million related to loans that met the criteria for restructured.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. In accordance with FASB ASC 310 Receivables, we have also included all restructured loans in our impaired loan totals. The following tables detail our impaired loans, by portfolio class as of September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$644	$644	$—	$649	$—
Construction
Market risk	19,248	19,248	—	19,722	510
Real estate
Market risk	7,385	7,385	—	5,079	—
Commercial	6,374	6,374	—	6,375	—
Secured by 1-4 family	1,424	1,424	—	1,436	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—

Total impaired loans with no allowance recorded	$35,075	$35,075	$—	$33,261	$510

With an allowance recorded:
Commercial
Business loans	$17,009	$21,966	$5,149	$18,068	$—
Construction
Real estate
Market risk	11,997	11,997	563	14,883	—
Commercial	—	—	—	25	—
Secured by 1-4 family	2,066	2,066	212	2,382	—
Consumer	60	110	18	199	—
Leases	213	213	42	239	—

Total impaired loans with an allowance recorded	$31,345	$36,352	$5,984	$35,796	$—

Combined:
Commercial
Business loans	$17,653	$22,610	$5,149	$18,717	$—
Construction
Market risk	19,248	19,248	—	19,722	510
Real estate
Market risk	19,382	19,382	563	19,962	—
Commercial	6,374	6,374	—	6,400	—
Secured by 1-4 family	3,490	3,490	212	3,818	—
Consumer	60	110	18	199	—
Leases	213	213	42	239	—

Total impaired loans	$66,420	$71,427	$5,984	$69,057	$510

December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$1,716	$10,378	$—	$1,697	$—
Construction
Market risk	19,236	19,236	—	19,315	291
Real estate
Market risk	5,711	11,217	—	7,064	—
Commercial	4,575	4,575	—	5,111	—
Secured by 1-4 family	—	—	—	899	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—

Total impaired loans with no allowance recorded	$31,238	$45,406	$—	$34,086	$291

With an allowance recorded:
Commercial
Business loans	$11,197	$11,197	$3,124	$11,056	$—
Construction
Market risk	1,883	1,882	298	1,916	—
Real estate
Market risk	30,533	34,275	1,131	19,146	—
Commercial	1,809	1,809	271	730	—
Secured by 1-4 family	2,279	2,279	330	1,465	—
Consumer	313	313	52	310	—
Leases	432	432	65	2,328	—

Total impaired loans with an allowance recorded	$48,446	$52,187	$5,271	$36,951	$—

Combined:
Commercial
Business loans	$12,913	$21,575	$3,124	$12,753	$—
Construction
Market risk	21,119	21,118	298	21,231	291
Real estate
Market risk	36,244	45,492	1,131	26,210	—
Commercial	6,384	6,384	271	5,841	—
Secured by 1-4 family	2,279	2,279	330	2,364	—
Consumer	313	313	52	310	—
Leases	432	432	65	2,328	—

Total impaired loans	$79,684	$97,593	$5,271	$71,037	$291

Average impaired loans outstanding during the nine months ended September 30, 2012 and 2011 totaled $69.1 million and $74.2 million, respectively.

The table below provides an age analysis of our past due loans that are still accruing as of September 30, 2012 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing(1)	Total Past Due	Current	Total
Commercial
Business loans	$16,654	$2,261	$2,864	$21,779	$3,001,668	$3,023,447
Energy	—	—	—	—	997,855	997,855
Construction
Market risk	—	—	—	—	626,223	626,223
Secured by 1-4 family	1,300	—	—	1,300	2,603	3,903
Real estate
Market risk	22,957	4,960	758	28,675	1,396,666	1,425,341
Commercial	—	—	—	—	284,281	284,281
Secured by 1-4 family	—	925	—	925	73,787	74,712
Consumer	105	—	—	105	19,810	19,915
Leases	481	—	—	481	73,513	73,994

Total loans held for investment	$41,497	$8,146	$3,622	$53,265	$6,476,406	$6,529,671

(1)

Loans past due 90 days and still accruing includes premium finance loans of $2.7 million. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers or similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or forgiveness of either principal or accrued interest. As of September 30, 2012, we have $9.1 million in loans considered restructured that are not on nonaccrual. These loans have $1.1 million in unfunded commitments. Of the nonaccrual loans at September 30, 2012, $14.7 million met the criteria for restructured. These loans have no unfunded commitments. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with modified terms in calendar years after the year of the restructure.

The following tables summarize, for the nine months ended September 30, 2012 and 2011, loans that have been restructured during 2012 and 2011, respectively, (in thousands):

September 30, 2012
	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
Commercial business loans	1	$802	$777
Real estate market risk	2	1,726	1,162
Real estate – 1-4 family	1	1,424	1,424

Total new restructured loans in 2012	4	$3,952	$3,363

September 30, 2011
	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
Commercial business loans	3	$2,140	$1,984
Construction market risk	1	2,620	1,915
Real estate market risk	9	43,374	37,569
Real estate – 1-4 family	1	1,217	1,349

Total new restructured loans in 2011	14	$49,351	$42,817

The restructured loans generally include terms to reduce the interest rate and extend payment terms. We have not forgiven any principal on the above loans. At September 30, 2012, $1.7 million of the above loans restructured in 2012 are on non-accrual. The restructuring of the loans did not have a significant impact on our allowance for loan losses at September 30, 2012.

The following tables provide information on how loans were modified as a TDR during the nine months ended September 30, 2012 and 2011 (in thousands):

	September 30,
	2012	2011
Extended maturity	$1,939	$10,725
Adjusted payment schedule	1,424	26,144
Combination of maturity extension and payment schedule adjustment	—	4,011
Other	—	1,937

Total	$3,363	$42,817

The following table summarizes, as of September 30, 2012, loans that were restructured within the last 12 months that have subsequently defaulted (in thousands):

	Number of Contracts	Recorded Investment
Commercial - secured by real estate	1	$875
Real estate - market risk	1	2,453

The loans above were subsequently foreclosed and are included in the September 30, 2012 OREO balance.

(5) OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO

The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Beginning balance	$27,882	$27,285	$34,077	$42,261
Additions	—	12,661	3,397	19,254
Sales	(8,739)	(2,488)	(12,467)	(20,012)
Valuation allowance for OREO	—	(1,601)	(3,556)	(3,522)
Direct write-downs	(64)	(61)	(2,372)	(2,185)

Ending balance	$19,079	$35,796	$19,079	$35,796

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

The table below summarizes our financial instruments whose contract amounts represent credit risk at September 30, 2012 (in thousands):

Commitments to extend credit	$2,263,389
Standby letters of credit	74,461

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Company’s capital ratios exceed the regulatory definition of well capitalized as of September 30, 2012 and 2011. As of June 30, 2012, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action and continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

	September 30,
	2012	2011
Risk-based capital:
Tier 1 capital	10.35%	9.67%
Total capital	12.55%	10.68%
Leverage	9.63%	9.77%

On August 1, 2012 we completed a sale of 2.3 million shares of our common stock in a public offering. Net proceeds from the sale totaled $87.0 million. The additional equity is being used for general corporate purposes, including retirement of $15.0 million of debt and additional capital to support continued loan growth at our bank.

On September 21, 2012, we issued $111.0 million of subordinated notes. The notes mature in September 2042 and bear interest at a rate of 6.50% per annum, payable quarterly. The proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions.

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

Stock-based compensation consists of SARs and RSUs were granted from 2006 through 2010.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Stock- based compensation expense recognized:
SARs	$179	$303	554	1,028
RSUs	916	1,312	4,094	4,774

Total compensation expense recognized	$1,095	$1,615	$4,648	$5,802

	September 30, 2012
(in thousands)	Options	SARs and RSUs
Unrecognized compensation expense related to unvested awards	$—	$9,577
Weighted average period over which expense is expected to be recognized, in years	—	3.24

In connection with the 2010 Long-term Incentive Plan, the Company has issued cash-based performance units. A summary of the compensation cost for these units is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Cash-based performance units	$2,337	$109	$5,238	$284

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

During the three months ended September 30, 2012 and 2011, the loss from discontinued operations was $34,000 and $7,000, net of taxes, respectively. During the nine months ended September 30, 2012 and 2011, the loss from discontinued operations was $31,000 and $121,000, net of taxes, respectively. The 2012 and 2011 losses are primarily related to continuing legal and salary expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $304,000 in loans held for sale from discontinued operations that are carried at the estimated market value at quarter-end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of September 30, 2012 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.

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

Assets and liabilities measured at fair value at September 30, 2012 and December 31, 2011 are as follows (in thousands):

September 30, 2012
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Available for sale securities:(1)
Residential mortgage-backed securities	$—	$68,354	$—
Corporate securities	—	5,150	—
Municipals	—	26,063	—
Equity securities	—	7,721	—
Loans(2) (4)	—	—	10,671
OREO(3) (4)	—	—	19,079
Derivative asset(5)	—	29,031	—
Derivative liability(5)	—	(29,031)	—

December 31, 2011
Available for sale securities:(1)
Residential mortgage-backed securities	$—	$90,083	$—
Corporate securities	—	5,225	—
Municipals	—	30,742	—
Equity securities	—	7,660	—
Other	—	10,000	—
Loans(2) (4)	—	—	12,448
OREO(3) (4)	—	—	34,077
Derivative asset(5)	—	20,071	—
Derivative liability(5)	—	(20,071)	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.
(2)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.
(3)	OREO is transferred from loans to OREO at fair value less selling costs.
(4)	Fair value of loans and OREO is measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions
(5)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.

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

Loans

During the three and nine months ended September 30, 2012, certain impaired loans were reevaluated and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. The $10.7 million total above includes impaired loans at

September 30, 2012 with a carrying value of $12.1 million that were reduced by specific valuation allowance allocations totaling $1.4 million for a total reported fair value of $10.7 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.

OREO

Certain foreclosed assets, upon initial recognition, are valued based on third party appraisals less estimated selling costs. At September 30, 2012, OREO with a carrying value of $23.8 million was reduced by specific valuation allowance allocations totaling $4.7 million for a total reported fair value of $19.1 million based on valuations utilizing Level 3 valuation inputs. Fair values are based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.

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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$149,191	$149,191	$101,258	$101,258
Securities, available-for-sale	107,288	107,288	143,710	143,710
Loans held for sale	2,818,622	2,818,622	2,080,081	2,080,081
Loans held for sale from discontinued operations	304	304	393	393
Loans held for investment, net	6,475,367	6,480,374	5,502,076	5,506,899
Derivative asset	29,031	29,031	20,071	20,071
Deposits	6,717,579	6,718,017	5,556,257	5,557,062
Federal funds purchased	473,330	473,330	412,249	412,249
Borrowings	1,572,839	1,572,840	1,355,867	1,355,869
Subordinated notes	111,000	113,468	—	—
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liability	29,031	29,031	20,071	20,071

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

Loans, net

Loans are characterized as Level 3 assets in the fair value hierarchy. For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are generally based on carrying values. The fair value for all other loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value. The carrying amount of loans held for sale approximates fair value.

Derivatives

The estimated fair value of the interest rate swaps and caps are obtained from independent pricing services, which is characterized as a Level 2 asset in the fair value hierarchy. On a quarterly basis, we independently verify the fair value using an additional independent pricing source.

Deposits

Deposits are characterized as Level 3 assets in the fair value hierarchy. The carrying amounts for variable-rate money market accounts approximate their fair value. Fixed-term certificates of deposit fair values are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities.

Federal funds purchased, other borrowings, subordinated notes and trust preferred subordinated debentures

The carrying value reported in the consolidated balance sheet for federal funds purchased and other borrowings approximates their fair value. The fair value of other borrowings and trust preferred subordinated debentures is estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar borrowings, which is characterized as a Level 3 liability in the fair value hierarchy. The subordinated notes are publicly traded and are valued based on market prices, which is characterized as a Level 2 liability in the fair value hierarchy.

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

The notional amounts and estimated fair values of interest rate derivative positions outstanding at September 30, 2012 and 2011 are presented in the following tables (in thousands):

	September 30, 2012		September 30, 2011
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivative:
Commercial loan/lease interest rate swaps	$436,265	$29,038	$254,063	$19,193
Commercial loan/lease interest rate swaps	(436,265)	(29,038)	(254,063)	(19,193)
Commercial loan/lease interest rate caps	(37,465)	(7)	—	—
Commercial loan/lease interest rate caps	37,465	7	—	—

The weighted-average receive and pay interest rates for interest rate swaps outstanding at September 30, 2012 were as follows:

	Weighted-Average
	Interest Rate Received	Interest Rate Paid
Non-hedging interest rate swaps	4.94%	2.39%

The weighted-average strike rate for outstanding interest rate caps was 2.21% at September 30, 2012.

Our credit exposure on interest rate swaps and caps is limited to the net favorable value and interest payments of all swaps and caps by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the swaps and caps exceeds a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, relating to interest rate swaps and caps was approximately $29.0 million at September 30, 2012, all of which relates to bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values. At September 30, 2012, we had $15.9 million in cash collateral pledged for these derivatives included in interest-bearing deposits.

(12) STOCKHOLDERS’ EQUITY

On August 1, 2012 we completed a sale of 2.3 million shares of our common stock in a public offering. Net proceeds from the sale totaled $87.0 million. The additional equity is being used for general corporate purposes, including retirement of $15.0 million of debt and additional capital to support continued loan growth at our bank.

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

In reaction to these post-trial developments, the guarantor has re-asserted the same claims that are the basis for his Oklahoma judgment as counterclaims in the Texas action. We have moved for summary judgment against the guarantor on these claims.

We believe that the foregoing orders and judgments, when finalized by the Texas trial court, would constitute final binding and immediately enforceable judgments which would constitute a legal bar to the Oklahoma judgment.

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

QUARTERLY FINANCIAL SUMMARY – UNAUDITED

Consolidated Daily Average Balances, Average Yields and Rates

(In thousands)

	For the three months ended September 30, 2012			For the three months ended September 30, 2011
	Average Balance	Revenue/ Expense(1)	Yield/ Rate	Average Balance	Revenue/ Expense(1)	Yield/ Rate
Assets
Securities – taxable	$84,583	$881	4.14%	$115,871	$1,214	4.16%
Securities – non-taxable(2)	25,717	376	5.82%	33,051	477	5.73%
Federal funds sold	9,360	2	0.09%	20,864	3	0.06%
Deposits in other banks	64,859	54	0.33%	36,495	44	0.48%
Loans held for sale	2,432,027	24,433	4.00%	1,191,375	13,340	4.44%
Loans	6,313,263	76,397	4.81%	5,219,496	68,352	5.20%
Less reserve for loan losses	72,373	—	—	66,215	—	—

Loans, net of reserve	8,672,917	100,830	4.63%	6,344,656	81,692	5.11%

Total earning assets	8,857,436	102,143	4.59%	6,550,937	83,430	5.05%
Cash and other assets	399,428			333,563

Total assets	$9,256,864			$6,884,500

Liabilities and Stockholders’ Equity
Transaction deposits	$803,776	$247	0.12%	$412,203	$52	0.05%
Savings deposits	2,922,852	2,185	0.30%	2,253,123	1,664	0.29%
Time deposits	491,783	576	0.47%	468,196	1,032	0.87%
Deposits in foreign branches	431,412	370	0.34%	588,221	443	0.30%

Total interest bearing deposits	4,649,823	3,378	0.29%	3,721,743	3,191	0.34%
Other borrowings	1,639,953	878	0.21%	894,073	240	0.11%
Subordinated notes	12,065	208	6.86%	—	—	—
Trust preferred subordinated debentures	113,406	692	2.43%	113,406	634	2.22%

Total interest bearing liabilities	6,415,247	5,156	0.32%	4,729,222	4,065	0.34%
Demand deposits	2,010,694			1,525,087
Other liabilities	80,810			53,233
Stockholders’ equity	750,113			576,958

Total liabilities and stockholders’ equity	$9,256,864			$6,884,500

Net interest income		$96,987			$79,365

Net interest margin			4.36%			4.81%
Net interest spread			4.27%			4.71%

Additional information from discontinued operations:
Loans held for sale	$384			$396
Borrowed funds	384			396
Net interest income		$5			$8
Net interest margin - consolidated			4.36%			4.81%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.
(2)	Taxable equivalent rates used where applicable.

QUARTERLY FINANCIAL SUMMARY – UNAUDITED

Consolidated Daily Average Balances, Average Yields and Rates

(In thousands)

	For the nine months ended September 30, 2012			For the nine months ended September 30, 2011
	Average Balance	Revenue/ Expense(1)	Yield/ Rate	Average Balance	Revenue/ Expense(1)	Yield/ Rate
Assets
Securities – taxable	$95,031	$2,870	4.03%	$127,627	$4,060	4.25%
Securities – non-taxable(2)	27,009	1,178	5.83%	35,321	1,523	5.76%
Federal funds sold	8,100	7	0.12%	26,410	36	0.18%
Deposits in other banks	58,272	151	0.35%	129,669	306	0.32%
Loans held for sale	2,177,963	66,835	4.10%	913,410	31,608	4.63%
Loans	5,976,291	220,060	4.92%	4,945,863	191,633	5.18%
Less reserve for loan losses	71,474	—	—	68,115	—	—

Loans, net of reserve	8,082,780	286,895	4.74%	5,791,158	223,241	5.15%

Total earning assets	8,271,192	291,101	4.70%	6,110,186	229,166	5.01%
Cash and other assets	391,464			312,464

Total assets	$8,662,656			$6,422,650

Liabilities and Stockholders’ Equity
Transaction deposits	$688,276	$585	0.11%	$377,998	$162	0.06%
Savings deposits	2,708,406	6,375	0.31%	2,395,100	5,735	0.32%
Time deposits	566,788	2,327	0.55%	572,161	4,304	1.01%
Deposits in foreign branches	428,448	1,045	0.33%	461,038	1,278	0.37%

Total interest bearing deposits	4,391,918	10,332	0.31%	3,806,297	11,479	0.40%
Other borrowings	1,538,915	2,333	0.20%	431,661	459	0.14%
Subordinated notes	4,051	208	6.86%	—	—	—
Trust preferred subordinated debentures	113,406	2,091	2.46%	113,406	1,905	2.25%

Total interest bearing liabilities	6,048,290	14,964	0.33%	4,351,364	13,843	0.43%
Demand deposits	1,859,069			1,466,456
Other liabilities	76,145			47,074
Stockholders’ equity	679,152			557,756

Total liabilities and stockholders’ equity	$8,662,656			$6,422,650

Net interest income		$276,137			$215,323

Net interest margin			4.46%			4.71%
Net interest spread			4.37%			4.59%

Additional information from discontinued operations:
Loans held for sale	$388			$433
Borrowed funds	388			433
Net interest income		$19			$25
Net interest margin - consolidated			4.46%			4.71%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.
(2)	Taxable equivalent rates used where applicable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Summary of Performance

We reported net income of $32.6 million, or $0.80 per diluted common share, for the third quarter of 2012 compared to $21.7 million, or $0.56 per diluted common share, for the third quarter of 2011. Return on average equity was 17.27% and return on average assets was 1.40% for the third quarter of 2012, compared to 14.93% and 1.25%, respectively, for the third quarter of 2011. Net income for the nine months ended September 30,

2012 totaled $89.3 million, or $2.25 per diluted common share, compared to $50.4 million, or $1.31 per diluted common share, for the same period in 2011. Return on average equity was 17.56% and return on average assets was 1.38% for the nine months ended September 30, 2012, compared to 12.07% and 1.05%, respectively, for the nine months ended September 30, 2011.

Net income increased $10.9 million, or 50%, for the three months ended September 30, 2012 as compared to the same period in 2011. The $10.9 million increase during the three months ended September 30, 2012, was primarily the result of a $17.7 million increase in net interest income, a $4.0 million decrease in the provision for credit losses and a $2.9 million increase in non-interest income, offset by an $7.3 million increase in non-interest expense and a $6.4 million increase in income tax expense. The $38.9 million increase during the nine months ended September 30, 2012 was primarily the result of a $60.9 million increase in net interest income, a $15.5 million decrease in the provision for credit losses and a $7.0 million increase in non-interest income, offset by a $22.0 million increase in non-interest expense and a $22.5 million increase in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income was $96.9 million for the third quarter of 2012, compared to $79.2 million for the third quarter of 2011. The increase was due to an increase in average earning assets of $2.3 billion as compared to the third quarter of 2011. The increase in average earning assets included a $1.1 billion increase in average loans held for investment and a $1.2 billion increase in loans held for sale, offset by a $38.6 million decrease in average securities. For the quarter ended September 30, 2012, average net loans and securities represented 98% and 1%, respectively, of average earning assets compared to 97% and 2% in the same quarter of 2011.

Average interest bearing liabilities increased $1.7 billion from the third quarter of 2011, which included a $928.1 million increase in interest bearing deposits and a $745.9 billion increase in other borrowings. The increase in average other borrowings was directly related to the growth in loans held for sale. Demand deposits increased from $1.5 billion at September 30, 2011 to $2.0 billion at September 30, 2012. The average cost of interest bearing deposits decreased from .34% for the quarter ended September 30, 2011 to .29% for the same period of 2012. The change in funding composition reduced the cost of deposits and borrowed funds to .28% in the third quarter of 2012 compared to .29% in the third quarter of 2011.

Net interest income was $275.7 million for the nine months ended September 30, 2012, compared to $214.8 million for the same period of 2011. The increase was due to an increase in average earning assets of $2.1 billion as compared to the nine months ended September 30, 2011. The increase in average earning assets included a $1.0 billion increase in average loans held for investment and a $1.3 billion increase in loans held for sale, offset by a $40.9 million decrease in average securities. For the nine months ended September 30, 2012, average net loans and securities represented 98% and 1%, respectively, of average earning assets compared to 95% and 3% in the same period of 2011.

Average interest bearing liabilities increased $1.7 billion compared to the first nine months of 2011, which included a $585.6 million increase in interest bearing deposits and a $1.1 billion increase in other borrowings. The increase in average other borrowings was directly related to the growth in loans held for sale. Demand deposits increased from $1.5 billion at September 30, 2011 to $1.9 billion at September 30, 2012. The average cost of interest bearing deposits decreased from .40% for the nine months ended September 30, 2011 to .31% for the same period of 2012. The change in funding composition reduced the cost of deposits and borrowed funds to .29% for the nine months ended September 30, 2012 compared to .38% in the same period of 2011.

The following table presents the changes (in thousands) in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.

	Three months ended September 30, 2012/2011			Nine months ended September 30, 2012/2011
	Net	Change Due To		Net	Change Due To(1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Interest income:
Securities(2)	$(434)	$(437)	$3	$(1,535)	$(1,392)	$(143)
Loans held for sale	11,093	13,808	(2,715)	35,227	43,836	(8,609)
Loans held for investment	8,045	13,961	(5,916)	28,427	40,211	(11,784)
Federal funds sold	(1)	(2)	1	(29)	(25)	(4)
Deposits in other banks	10	34	(24)	(155)	(168)	13

Total	18,713	27,364	(8,651)	61,935	82,462	(20,527)
Transaction deposits	195	49	146	423	133	290
Savings deposits	521	489	32	640	757	(117)
Time deposits	(456)	52	(508)	(1,977)	(41)	(1,936)
Deposits in foreign branches	(73)	(120)	47	(233)	(90)	(143)
Borrowed funds	904	200	704	2,268	1,179	1,089

Total	1,091	670	421	1,121	1,938	(817)

Net interest income	$17,622	$26,694	$(9,072)	$60,814	$80,524	$(19,710)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.
(2)	Taxable equivalent rates used where applicable.

Net interest margin from continuing operations, the ratio of net interest income to average earning assets from continuing operations, was 4.36% for the third quarter of 2012 compared to 4.81% for the third quarter of 2011. This 45 basis point decrease was a result of a decrease in interest income as a percent of earning assets offset by a reduction in funding costs. Total cost of funding, including demand deposits and stockholders’ equity decreased from .23% for the third quarter of 2011 to .22% for the third quarter of 2012.

Non-interest Income

The components of non-interest income were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Service charges on deposit accounts	$1,684	$1,585	$4,912	$4,976
Trust fee income	1,216	1,091	3,562	3,111
Bank owned life insurance (BOLI) income	549	533	1,658	1,595
Brokered loan fees	4,839	2,849	12,618	7,927
Other	2,264	1,545	7,454	5,629

Total non-interest income	$10,552	$7,603	$30,204	$23,238

Non-interest income increased $2.9 million during the three months ended September 30, 2012 compared to the same period of 2011. This increase is primarily related to an increase of $2.0 million in brokered loan fees which relates to our mortgage warehouse lending business.

Non-interest income increased $7.0 million during the nine months ended September 30, 2012 compared to the same period of 2011. This increase is primarily related to an increase of $4.7 million in brokered loan fees which relates to our mortgage warehouse lending business and a $1.9 million increase in other non-interest income, primarily due to swap fee income.

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

Non-interest Expense

The components of non-interest expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Salaries and employee benefits	$31,009	$25,596	$90,258	$73,877
Net occupancy expense	3,653	3,367	10,936	10,120
Marketing	3,472	2,455	9,469	7,311
Legal and professional	4,916	3,647	12,237	10,634
Communications and technology	2,885	2,210	8,088	7,141
FDIC insurance assessment	1,332	1,465	4,497	5,948
Allowance and other carrying costs for OREO	552	2,150	7,706	7,203
Other	5,702	5,296	16,579	15,614

Total non-interest expense	$53,521	$46,186	$159,770	$137,848

Non-interest expense for the third quarter of 2012 increased $7.3 million, or 16%, to $53.5 million from $46.2 million in the second quarter of 2011. The increase is primarily attributable to a $5.4 million increase in salaries and employee benefits, which was primarily due to general business growth and incentive expense directly related to our performance and the increase in the price of our common stock.

Marketing expense for the three months ended September 30, 2012 increased $1.0 million, or 41%, compared to the same quarter in 2011, which was primarily due to general business growth and treasury management programs.

Legal and professional expense for the three months ended September 30, 2012 increased $1.3 million, or 35%, compared to same quarter in 2011. Our legal and professional expense will continue to fluctuate from quarter to quarter and could increase in the future as we respond to continued regulatory changes, strategic initiatives, litigation and other developments.

For the three months ended September 30, 2012, allowance and other carrying costs for OREO decreased $1.6 million, to $552,000, $64,000 of which related to deteriorating values of assets held in OREO. The $64,000 valuation expense in the third quarter of 2012 related to direct write-downs of the OREO balance.

Non-interest expense for the nine months ended September 30, 2012 increased $22.0 million, or 16%, to $159.8 million from $137.8 million compared to the same period in 2011. The increase is primarily attributable to an $16.4 million increase in salaries and employee benefits, which was primarily due to general business growth and incentive expense directly related to our performance and the increase in the price of our common stock.

Marketing expense for the nine months ended September 30, 2012 increased $2.2 million, or 30%, compared to the same quarter in 2011, which was primarily due to general business growth and treasury management programs.

Legal and professional expense for the nine months ended September 30, 2012 increased $1.6 million, or 15%, compared to same quarter in 2011. Our legal and professional expense will continue to fluctuate from quarter to quarter and could increase in the future as we respond to continued regulatory changes, strategic initiatives, litigation and other developments.

FDIC insurance assessment expense for the nine months ended September 30, 2012 decreased by $1.5 million from $5.9 million in 2011 to $4.5 million as a result of changes to the FDIC assessment method in 2011.

For the nine months ended September 30, 2012, allowance and other carrying costs for OREO increased $503,000, to $7.7 million, $5.9 million of which related to deteriorating values of assets held in OREO. Of the $5.9 million valuation expense in the first nine months of 2012, $3.6 million related to increasing the valuation allowance and $2.3 million related to direct write-downs of the OREO balance.

Analysis of Financial Condition

Loan Portfolio

Total loans net of allowance for loan losses at September 30, 2012 increased $1.7 billion from December 31, 2011 to $9.3 billion. Combined commercial, construction loans and leases increased $1.0 billion, offset by a combined decrease in real estate and consumer loans of $19.7 million. Loans held for sale increased $738.5 million from December 31, 2011 as a result of continued low mortgage rates.

Loans were as follows as of the dates indicated (in thousands):

	September 30, 2012	December 31, 2011
Commercial	$4,038,955	$3,275,150
Construction	649,375	422,026
Real estate	1,804,434	1,819,251
Consumer	19,975	24,822
Leases	74,207	61,792

Gross loans held for investment	6,586,946	5,603,041
Deferred income (net of direct origination costs)	(37,857)	(30,670)
Allowance for loan losses	(73,722)	(70,295)

Total loans held for investment, net	6,475,367	5,502,076
Loans held for sale	2,818,622	2,080,081

Total	$9,293,989	$7,582,157

We continue to lend primarily in Texas. As of September 30, 2012, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and successful professionals and entrepreneurs in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

We originate a substantial majority of all the loans held for investment. We also participate in syndicated loan relationships, both as a participant and as an agent. As of September 30, 2012, we have $1.3 billion in syndicated loans, $357.1 million of which we acted as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans originated by us. In addition, as of September 30, 2012, $18.1 million of our syndicated loans were on non-accrual, with $17.8 million earning on a cash basis.

Loans held for sale relates to our mortgage warehouse lending operations where we invest in mortgage loan participations that are highly liquid and held by us for a short period, usually less than 30 days and more typically sold within 10 to 20 days. We purchase participations in mortgage loans from regional mortgage originators throughout the country. Volumes fluctuate based on the level of market demand in the product and the number of days between purchase and sale of the participated loans. If loans are not sold in accordance with the terms of the agreements, loans could be transferred to the loans held for investment portfolio at a lower of cost or fair value. The loans are then subject to normal loan review, grading and reserve allocation requirements. During 2012 and 2011, no loan participations have been transferred to loans held for investment and there has been no loss on sale or disposition of any loan participation.

Summary of Loan Loss Experience

The provision for credit losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $3.0 million during the third quarter of 2012 compared to $7.0 million in the third quarter of 2011 and $1.0 million in the second quarter of 2012. The amount of reserves and provision required to support the reserve generally increased in 2009 and 2010 as a result of credit deterioration in our loan portfolio driven by negative changes in national and regional economic conditions and the impact of those conditions on the financial condition of borrowers and the values of assets, including real estate assets, pledged as collateral. However, in 2011 and continuing in 2012 we have experienced improvements in credit quality and seen levels of reserves and provision decrease. We do continue to maintain an unallocated reserve component to allow for continued uncertainty in economic and other conditions affecting the quality of the loan portfolio.

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

The combined reserve for credit losses, which includes a liability for losses on unfunded commitments, totaled $77.2 million at September 30, 2012, $72.8 million at December 31, 2011 and $70.2 million at September 30, 2011. Due to the growth in loans, the total reserve percentage decreased to 1.18% at September 30, 2012 from 1.31% of loans held for investment at December 31, 2011 and decreased from 1.32% of loans held for investment at September 30, 2011. The total reserve percentage had increased in 2009 and 2010 as a result of the effects of national and regional economic conditions on borrowers and values of assets pledged as collateral. The combined reserve percentage is starting to trend down as we recognize losses on loans for which there were specific or general allocations of reserves and see improvement in our overall credit quality. The overall reserve for loan losses continues to result from consistent application of the loan loss reserve methodology as described above. At September 30, 2012, we believe the reserve is sufficient to cover all expected losses in the portfolio and has been derived from consistent application of the methodology described above. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, our estimate of expected losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

Activity in the reserve for loan losses is presented in the following table (in thousands):

	Nine months ended September 30,	Nine months ended September 30,	Year ended December 31,
	2012	2011	2011
Reserve for loan losses:
Beginning balance	$70,295	$71,510	$71,510
Loans charged-off:
Commercial	2,664	7,170	8,518
Real estate - term	899	18,837	21,275
Consumer	49	317	317
Equipment leases	170	980	1,218

Total charge-offs	3,782	27,304	31,328
Recoveries:
Commercial	482	798	1,188
Real estate - construction	10	248	248
Real estate - term	586	305	350
Consumer	26	5	9
Equipment leases	87	212	383

Total recoveries	1,191	1,568	2,178

Net charge-offs	2,591	25,736	29,150
Provision for loan losses	6,018	22,123	27,935

Ending balance	$73,722	$67,897	$70,295

Reserve for off-balance sheet credit losses:
Beginning balance	$2,462	$1,897	$1,897
Provision for off-balance sheet credit losses	982	377	565

Ending balance	$3,444	$2,274	$2,462

Total reserve for credit losses	$77,166	$70,171	$72,757

Total provision for credit losses	$7,000	$22,500	$28,500

Reserve for loan losses to loans held for investment(2)	1.13%	1.28%	1.26%
Net charge-offs to average loans(1) (2)	0.06%	0.70%	0.58%
Total provision for credit losses to average loans(2)	0.24%	0.61%	0.56%
Recoveries to total charge-offs	31.49%	5.74%	6.95%
Reserve for off-balance sheet credit losses to off-balance sheet credit commitments	0.15%	0.13%	0.14%
Combined reserves for credit losses to loans held for investment(2)	1.18%	1.32%	1.31%

Non-performing assets:
Non-accrual loans(5)	$57,275	$66,714	$54,580
OREO(4)	19,079	35,796	34,077
Other repossessed assets	—	579	1,516

Total	$76,354	$103,089	$90,173

Restructured loans	$9,145	$24,963	$25,104

Loans past due 90 days and still accruing(3)	3,622	3,003	5,467

Reserve as a percent of non-performing loans	1.3x	1.0x	1.3x

(1)	Interim period ratios are annualized.
(2)	Excludes loans held for sale.
(3)

At September 30, 2012, December 31, 2011 and September 30, 2011, loans past due 90 days and still accruing includes premium finance loans of $2.7 million, $2.5 million and $2.5 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(4)	At September 30, 2012, December 31, 2011 and September 30, 2011, OREO balance is net of $4.7 million, $10.7 million and $10.7 million valuation allowance, respectively.
(5)

As of September 30, 2012, December 31, 2011 and September 30, 2011, non-accrual loans included $14.7 million, $13.8 million and $23.2 million, respectively, in loans that met the criteria for restructured.

Non-performing Assets

Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type (in thousands):

	September 30, 2012	September 30, 2011	December 31, 2011
Non-accrual loans
Commercial	$17,653	$12,674	$12,913
Construction	19,249	21,288	21,119
Real estate	20,100	29,167	19,803
Consumer	60	309	313
Leases	213	3,276	432

Total non-accrual loans	$57,275	$66,714	$54,580

The table below summarizes the non-accrual loans as segregated by loan type and type of property securing the credit as of September 30, 2012 (in thousands):

Non-accrual loans:
Commercial
Lines of credit secured by the following:
Various single family residences and notes receivable	$3,332
Assets of the borrowers	12,993
Other	1,328

Total commercial	17,653
Construction
Secured by:
Unimproved land and/or undeveloped residential lots	19,249

Total construction	19,249
Real estate
Secured by:
Commercial property	6,808
Unimproved land and/or undeveloped residential lots	8,023
Single family residences	2,174
Other	3,095

Total real estate	20,100
Consumer	60
Leases (commercial leases primarily secured by assets of the lessor)	213

Total non-accrual loans	$57,275

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of September 30, 2012, $17.8 million of our non-accrual loans were earning on a cash basis.

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

At September 30, 2012, we had $3.6 million in loans past due 90 days and still accruing interest. At September 30, 2012, $2.7 million of the loans past due 90 days and still accruing are premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or forgiveness of either principal or accrued interest. As of September 30, 2012, we have $9.1 million in loans considered restructured that are not on nonaccrual. Of the nonaccrual loans at September 30, 2012, $14.7 million met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At September 30, 2012, we did not have any potential problem loans compared to $18.1 million at September 30, 2011, in loans of this type which were not included in either non-accrual or 90 days past due categories.

The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Beginning balance	$27,882	$27,285	$34,077	$42,261
Additions	—	12,661	3,397	19,254
Sales	(8,739)	(2,488)	(12,467)	(20,012)
Valuation allowance for OREO	—	(1,601)	(3,556)	(3,522)
Direct write-downs	(64)	(61)	(2,372)	(2,185)

Ending balance	$19,079	$35,796	$19,079	$35,796

The following table summarizes the assets held in OREO at September 30, 2012 (in thousands):

Unimproved commercial real estate lots and land	$4,594
Undeveloped land and residential lots	10,421
Multifamily lots and land	501
Single family residences	2,453
Other	1,110

Total OREO	$19,079

When foreclosure occurs, fair value, which is generally based on appraised values, may result in partial charge-off of a loan upon taking property, and so long as property is retained, subsequent reductions in appraised values will result in valuation adjustment taken as non-interest expense. In addition, if the decline in value is believed to be permanent and not just driven by market conditions, a direct write-down to the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure related to the appraised values during that holding period. During the nine months ended September 30, 2012 and September 30, 2011, we recorded $5.9 million and $5.7 million in valuation expense, respectively. Of the $5.9 million recorded for the nine months ended September 30, 2012, $3.6 million related to increases to the valuation allowance and $2.3 million related to direct write-downs.

Liquidity and Capital Resources

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the demonstrated marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2011 and for nine months ended September 30, 2012, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings.

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

	September 30,	September 30,	December 31,
	2012	2011	2011

Deposits from core customers	$6,649.9	$5,486.5	$5,391.1
Deposits from core customers as a percent of total deposits	99.0%	100.0%	97.0%
Brokered deposits	$67.7	$—	$165.1
Brokered deposits as a percent of total deposits	1.0%	0.0%	3.0%

Average deposits from core customers(1)	$6,113.7	$5,272.8	$5,344.2
Average deposits from core customers as a percent of total quarterly average deposits(1)	97.8%	100.0%	99.7%

Average brokered deposits(1)	$137.3	$—	$17.3
Average brokered deposits as a percent of total quarterly average deposits(1)	2.2%	0.0%	0.3%

(1)	Annual averages presented for December 31, 2011.

We have access to sources of brokered deposits of not less than an additional $3.4 billion. Customer deposits (total deposits minus brokered CDs) increased by $1.2 billion from September 30, 2011 and increased $1.3 billion from December 31, 2011.

Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our loans held for sale, due to their liquidity, short duration and interest spreads available. These borrowing sources typically include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes, and advances from the FHLB and the Federal Reserve. The following table summarizes our borrowings as of September 30, 2012 (in thousands):

Federal funds purchased	$473,330
Customer repurchase agreements	22,788
FHLB borrowings	1,550,051
Subordinated notes	111,000
Trust preferred subordinated debentures	113,406

Total borrowings	$2,270,575

Maximum outstanding at any month-end during the year	$2,270,575

The following table summarizes our other borrowing capacities in excess of balances outstanding at September 30, 2012 (in thousands):

FHLB borrowing capacity relating to loans	$747,549
FHLB borrowing capacity relating to securities	36,467

Total FHLB borrowing capacity	$784,016

Unused federal funds lines available from commercial banks	$511,500

Our equity capital averaged $679.2 million for the nine months ended September 30, 2012, as compared to $557.8 million for the same period in 2011. This increase reflects our retention of net earnings during this period. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.

Our capital ratios remain above the levels required to be well capitalized and have been enhanced with the additional capital raised since 2008 and will allow us to grow organically with the addition of loan and deposit relationships.

On March 27, 2012 we entered into a loan agreement which provides for a non-revolving amortizing line of credit up to $50 million that matures on March 27, 2014. This loan agreement was paid in full in August 2012.

During the second quarter of 2012, we filed an S-3 Registration Statement with the SEC which was effective June 25, 2012. The registration statement covers issuances of up to $250.0 million of debt or equity securities. On August 1, 2012 we completed a sale of 2.3 million shares of our common stock in a public offering. Net proceeds from the sale totaled $87.0 million. The additional equity is being used for general corporate purposes, including retirement of $15.0 million of debt discussed above and additional capital to support continued loan growth at our bank.

On September 21, 2012, we issued $111.0 million of subordinated notes. The notes mature in September 2042 and bear interest at a rate of 6.50% per annum, payable quarterly. The proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions.

Commitments and Contractual Obligations

The following table presents significant fixed and determinable contractual obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of September 30, 2012, our significant fixed and determinable contractual obligations to third parties were as follows (in thousands):

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
Deposits without a stated maturity(1)	$5,815,823	$—	$—	$—	$5,815,823
Time deposits(1)	822,415	63,150	16,101	90	901,756
Federal funds purchased(1)	473,330	—	—	—	473,330
Customer repurchase agreements(1)	22,788	—	—	—	22,788
FHLB borrowings(1)	1,550,000	—	51	—	1,550,051
Operating lease obligations(1) (2)	9,951	10,089	28,134	40,022	88,196
Subordinated notes(1)	—	—	—	111,000	111,000
Trust preferred subordinated debentures(1)	—	—	—	113,406	113,406

Total contractual obligations	$8,694,307	$73,239	$44,286	$264,518	$9,076,350

(1)	Excludes interest.
(2)	Non-balance sheet item.

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

Interest Rate Risk Management

Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of September 30, 2012, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis

September 30, 2012

(In thousands)

	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance

Securities(1)	$21,614	$33,806	$28,475	$23,393	$107,288

Total variable loans	8,225,196	16,883	7,034	8,406	8,257,519
Total fixed loans	594,793	289,787	171,519	92,254	1,148,353

Total loans(2)	8,819,989	306,670	178,553	100,660	9,405,872

Total interest sensitive assets	$8,841,603	$340,476	$207,028	$124,053	$9,513,160

Liabilities:
Interest bearing customer deposits	$4,133,440	$—	$—	$—	$4,133,440
CDs & IRAs	150,967	171,884	63,150	16,191	402,192
Wholesale deposits	67,668	—	—	—	67,668

Total interest bearing deposits	4,352,075	171,884	63,150	16,191	4,603,300

Repurchase agreements, Federal funds purchased, FHLB borrowings	2,046,118	—	51	—	2,046,169
Subordinated notes	—	—	—	111,000	111,000
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowings	2,046,118	—	51	224,406	2,270,575

Total interest sensitive liabilities	$6,398,193	$171,884	$63,201	$240,597	$6,873,875

GAP	$2,443,410	$168,592	$143,827	$(116,544)	$—
Cumulative GAP	2,443,410	2,612,002	2,755,829	2,639,285	2,639,285

Demand deposits					$2,114,279
Stockholders’ equity					802,406

Total					$2,916,685

(1)	Securities based on fair market value.
(2)	Loans include loans held for sale and are stated at gross.

The table above sets forth the balances as of September 30, 2012 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.

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

Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
200 bp Increase September 30, 2012

Change in net interest income	$55,175

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

Our management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures as of September 30, 2012, and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could materially affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

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

In reaction to these post-trial developments, the guarantor has re-asserted the same claims that are the basis for his Oklahoma judgment as counterclaims in the Texas action. We have moved for summary judgment against the guarantor on these claims.

We believe that the foregoing orders and judgments, when finalized by the Texas trial court, would constitute final binding and immediately enforceable judgments which would constitute a legal bar to the Oklahoma judgment.

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

There has not been any material change in the risk factors previously disclosed in the Company’s 2011 Form 10-K for the fiscal year ended December 31, 2011. Additionally, the following risks associated with our industry were included in our prospectus supplement dated September 18, 2012.

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

We are subject to extensive government regulation and supervision. We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders or debtholders. Federal regulation is also designed to cause the banking system to support governmental policies that may not be beneficial to our bank. These regulations affect our lending practices, capital structure, investment practices, accounting, financial reporting, dividend policy, operations and growth, among other things. These regulations also impose obligations to maintain appropriate policies, procedures and controls, among other things, to detect, prevent and report money laundering and terrorist financing and to verify the identities of our customer. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. The changes in regulation and requirements imposed on financial institutions, such as the Dodd-Frank Act and Basel III accords, could subject us to additional costs, impose requirements for additional capital, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Over a year after the adoption of the Dodd-Frank Act, there are still many related regulations that have not been written, so the effects of those are unknown at this time. In addition, from time to time we receive inquiries from our regulators regarding, among other things, lending practices, reserve methodology, interest rate and operational risk management, regulatory and financial accounting practices and policies and related matters. Any change to our practices or policies requested or required by our regulators, or any changes in interpretation of regulatory policy applicable to our businesses, may have a material adverse effect on our business, results of operations, financial condition, credit quality or regulatory capital.

We expend substantial effort and incur costs to improve our systems, controls, accounting, operations, information security, compliance, audit capabilities, staffing and training in order to satisfy regulatory requirements, but the regulatory authorities may determine that such efforts are insufficient. Failure to comply with relevant laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. In addition, the FDIC has imposed higher general and special assessments on deposits based on general industry conditions and as a result of changes in specific programs, and there is no restriction on the amount by which the FDIC may increase deposit assessments in the future. Any increase in FDIC assessments could affect our earnings to a significant degree, and the industry may be subject to additional assessments, fees or taxes.

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

Date: October 25, 2012

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