Form 10-K
period 2012-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2013-02-21
CIK 1077428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934. For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $1,491,142,000. There were 40,758,089 shares of the registrant’s common stock outstanding on February 19, 2013.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement relating to the 2013 Annual Meeting of Stockholders, which will be filed no later than April 4, 2013, are incorporated by reference into Part III of this Form 10-K.

ITEM 1.	BUSINESS

Background

Texas Capital Bancshares, Inc. (“the Company”), a Delaware financial holding company, is the parent of Texas Capital Bank, National Association (“the Bank”), a Texas-based bank headquartered in Dallas, with our primary banking offices in Austin, Dallas, Fort Worth, Houston, and San Antonio, the state’s five largest metropolitan areas. All of our business activities are conducted through our bank subsidiary. Our market focus is commercial businesses and successful professionals and entrepreneurs, and we offer a variety of banking products and services to our customers. We have focused on organic growth, maintenance of credit quality and bankers with strong personal and professional relationships in their communities.

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

Growth History

We have grown substantially in both size and profitability since our formation. The table below sets forth data regarding the growth of key areas of our business from December 2008 through December 2012 (in thousands):

	December 31
	2012	2011	2010	2009	2008
Loans held for investment	$6,785,535	$5,572,371	$4,711,330	$4,457,293	$4,027,871
Total loans(1)	9,960,807	7,652,452	5,905,539	5,150,797	4,524,222
Assets(1)	10,540,542	8,137,225	6,445,679	5,698,318	5,141,034
Demand deposits	2,535,375	1,751,944	1,451,307	899,492	587,161
Total deposits	7,440,804	5,556,257	5,455,401	4,120,725	3,333,187
Stockholders’ equity	836,242	616,331	528,319	481,360	387,073

(1)	From continuing operations.

The following table provides information about the growth of our loan portfolio by type of loan from December 2008 to December 2012 (in thousands):

	December 31
	2012	2011	2010	2009	2008
Commercial loans	$4,106,419	$3,275,150	$2,592,924	$2,457,533	$2,276,054
Total real estate loans	2,630,088	2,241,277	2,029,766	1,903,127	1,656,221
Construction loans	737,637	422,026	270,008	669,426	667,437
Real estate term loans	1,892,451	1,819,251	1,759,758	1,233,701	988,784
Loans held for sale	3,175,272	2,080,081	1,194,209	693,504	496,351
Loans held for sale from discontinued operations	302	393	490	586	648
Equipment leases	69,470	61,792	95,607	99,129	86,937
Consumer loans	19,493	24,822	21,470	25,065	32,671

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

Business Strategy

Utilizing the business and community ties of our management and their banking experience, our strategy is maintaining a primary focus on middle market business customers and successful professionals and entrepreneurs in each of the five major metropolitan markets of Texas. In addition, we have specialty lending businesses that have a national presence that also focus on middle market customer relationships. To achieve this, we seek to implement the following strategies:

•	target middle market businesses and successful professionals and entrepreneurs;

•	grow our loan and deposit base in our existing markets by hiring additional experienced Texas bankers;

•	continue the emphasis on credit policy to provide for credit quality consistent with long-term objectives;

•	improve our financial performance through the efficient management of our infrastructure and capital base, which includes:

•	leveraging our existing infrastructure to support a larger volume of business;

•	maintaining stringent internal approval processes for capital and operating expenses;

•	extensive use of outsourcing to provide cost-effective operational support with service levels consistent with large-bank operations; and

•	extend our reach within our target markets of Austin, Dallas, Fort Worth, Houston and San Antonio through service innovation and service excellence.

Products and Services

We offer a variety of loan, deposit account and other financial products and services to our customers.

Business Customers.    We offer a full range of products and services oriented to the needs of our business customers, including:

•	commercial loans for general corporate purposes including financing for working capital, internal growth, acquisitions and financing for business insurance premiums;

•	real estate term and construction loans;

•	mortgage warehouse lending;

•	equipment leasing;

•	treasury management services;

•	trust and wealth management services; and

•	letters of credit.

Individual Customers.    We also provide complete banking services for our individual customers, including:

•	personal trust and wealth management services;

•	certificates of deposit;

•	interest bearing and non-interest bearing checking accounts with optional features such as Visa® debit/ATM cards and overdraft protection;

•	traditional money market and savings accounts;

•	loans, both secured and unsecured; and

•	internet banking.

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

Cayman Islands Branch

In June 2003, we received authorization from the Cayman Islands Monetary Authority to establish a branch of our bank in the Cayman Islands. We believe that a Cayman Islands branch of our bank enables us to offer more competitive cash management and deposit products to our core customers. Our Cayman Islands branch consists of an agented office to facilitate our offering of these products. We opened our Cayman Islands branch in September 2003. All deposits in the Cayman Branch come from U.S. based customers of our Bank. Deposits do not originate from foreign sources, and funds transfers neither come from nor go to facilities outside of the U.S. All deposits are in U.S. dollars. As of December 31, 2012, our Cayman Islands deposits totaled $329.3 million.

Employees

As of December 31, 2012, we had 881 full-time employees relating to our continuing operations. None of our employees is represented by a collective bargaining agreement and we consider our relations with our employees to be good.

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

National banks such as our bank are subject to examination by the Office of the Comptroller of the Currency, or the OCC. The OCC and the FDIC regulate or monitor all areas of a national bank’s operations, including security devices and procedures, adequacy of capitalization and loss reserves, accounting treatment and impact on capital determinations, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rate risk management, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC requires national banks to maintain capital ratios and imposes limitations on its aggregate investment in real estate, bank premises and furniture and fixtures. National banks are currently required by the OCC to prepare quarterly reports on their financial condition and to conduct an annual audit of their financial affairs in compliance with minimum standards and procedures prescribed by the OCC.

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

Capital Adequacy Requirements.    The bank regulators have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banking organizations. Under the guidelines, specific categories of assets and off-balance sheet activities such as letters of credit are assigned different risk weights, based generally on the perceived credit or other risks associated with the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8% (of which at least 4% is required to consist of Tier 1 capital elements).

In addition to the risk-based capital guidelines, the OCC and the Federal Reserve use a leverage ratio as an additional tool to evaluate the capital adequacy of banking organizations. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Banking organizations must maintain a minimum leverage ratio of at least 4%, although most organizations are expected to maintain leverage ratios that are at least 100 to 200 basis points above this minimum ratio.

The federal banking agencies’ risk-based and leverage capital ratios are minimum supervisory ratios generally applicable to banking organizations that meet specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant and the agencies can change interpretations of existing guidelines, which changes could result in decreases in our capital ratios. Federal Reserve and OCC guidelines also provide that banking organizations experiencing significant internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the regulations of the bank regulators provide that concentration of credit risks arising from non-traditional activities, as well as an institution’s ability to manage these risks, are important factors to be taken into account by regulatory agencies in assessing an organization’s overall capital adequacy. Regulators can, from time to time, change their policies or interpretations of practices in such a way that could require a change in risk weight, which could ultimately require the bank to provide additional capital to support future growth or reduce asset balances to maintain minimum and well-capitalized levels.

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

Pursuant to regulations promulgated under the Federal Deposit Insurance Corporation Improvement Act, the corrective actions that the banking agencies either must or may take are tied primarily to an institution’s capital levels. In accordance with the framework adopted by the Federal Deposit Insurance Corporation Improvement Act, the banking agencies have developed a classification system, pursuant to which all banks and thrifts are placed into one of five categories. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized.” A well capitalized bank has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or higher; a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 6% or higher; a leverage ratio (Tier 1 capital to total adjusted assets) of 5% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. Our bank’s total risk-based capital ratio was 10.34% at December 31, 2012 and, as a result, it is currently classified as “well capitalized” for purposes of the OCC’s prompt corrective action regulations. The bank’s capital category of “well capitalized” is determined solely for the purposes of applying prompt corrective action and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects. The OCC, Federal Reserve and FDIC may, pursuant to changes in their regulatory or statutory interpretations, change risk weights applicable to different assets and determine that additional capital may be required to support future growth.

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

BASEL III.    On December 15, 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, known as Basel III. When fully phased in on January 1, 2019, Basel III requires banks to maintain the following new standards and introduces a new capital measure “Common Equity Tier 1”, or “CET1”. Basel III increases the CET1 to risk-weighted assets to 4.5%, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target CET1 to risk-weighted assets ratio to 7%. It requires banks to maintain a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.0%, plus the capital conservation buffer effectively resulting in Tier 1 capital ratio of 8.5%. Basel III increases the minimum total capital ratio to 8.0% plus the capital conservation buffer, increasing the minimum total capital ratio to 10.5%. Basel III also introduces a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a multi-year period, but the implementation of the new framework will commence January 1, 2013. On that date, banks will be required to meet the following minimum capital ratios: 3.5% CET1 to risk-weighted assets, 4.5% Tier 1 capital to risk-weighted assets and 8.0% total capital to risk-weighted assets. Basel III also requires the phase-out from Tier 1 Capital of trust preferred securities over a 10-year time period beginning on January 1, 2013. It requires the phase-out of these instruments for bank holding companies having under $15 billion in total consolidated assets as of December 31, 2009, albeit on Basel III’s longer 10-year phase-out, permitting the inclusion of 90% of the carrying value of such instruments in 2013, with annual 10% decreases in the includible amount through 2021, until the instruments are fully phased-out on January 1, 2022.

Although the Basel III framework is not directly binding on the U.S. bank regulatory agencies, the regulatory agencies will likely implement changes to the capital adequacy standards applicable to the insured depository institutions and their holding companies in light of Basel III. In June 2012, the U.S. bank regulatory agencies issued three proposals to implement the capital, liquidity and other requirements under BASEL III, as well as certain other regulatory capital requirements under the Dodd-Frank Act. In November 2012, the Federal Reserve and FDIC released notice that the Basel III Notices of Proposed Rulemaking they issued in June will not be finalized and effective by January 1, 2013. They have not clarified an intended target date for implementation, but have stated that they will take “operational and other considerations” into account when they finalize implementation dates/transition periods.

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

•	allows insurers and other financial services companies to acquire banks; and

•	removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies;

•	and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

•

The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. Amendments to the FDIC Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to DIF will be calculated. Under the amendments, the assessment base is no longer an institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions could increase the FDIC deposit insurance premiums paid by us.

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

Many requirements of the Dodd-Frank Act will be implemented over time and most will be subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

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

Our results of operations and financial condition would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses.    Experience in the banking industry indicates that a portion of our loans in all categories of our lending business will become delinquent, and some may only be partially repaid or may never be repaid at all. Our methodology for establishing the adequacy of the allowance for loan losses depends on subjective application of risk grades as indicators of borrowers’ ability to repay. Deterioration in general economic conditions and unforeseen risks affecting customers may have an adverse effect on borrowers’ capacity to repay timely their obligations before risk grades could reflect those changing conditions. In times of improving credit quality, with growth in our loan portfolio, the allowance for loan losses may decrease as a percent of total loans. Changes in economic and market conditions may increase the risk that the allowance would become inadequate if borrowers experience economic and other conditions adverse to their businesses. Maintaining the adequacy of our allowance for loan losses may require that we make significant and unanticipated increases in our provisions for loan losses, which would materially affect our results of operations and capital adequacy. Recognizing that many of our loans individually represent a significant percentage of our total allowance for loan losses, adverse collection experience in a relatively small number of loans could require an increase in our allowance. Federal regulators, as an integral part of their respective supervisory functions, periodically review our allowance for loan losses. The regulatory agencies may require us to change classifications or grades on loans, increase the allowance for loan losses with large provisions for loan losses and to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses required by these regulatory agencies could have a negative effect on our results of operations and financial condition. Additionally, the current proposal from the Financial Accounting Standards Board (“FASB”) for changes to the credit impairment model could require us to increase our allowance for loan losses, and that could have a negative effect on our results of operations and financial condition.

Our growth plans are dependent on the availability of capital and funding.    Our historical ability to raise capital through the sale of common stock and debt securities may become limited by market conditions beyond our control, as has been evidenced with the economic downturn and issues affecting the financial services industry. Due to changes in regulation, trust preferred is no longer viable as source of long-term debt capital, and treatment of trust preferred as capital may be changed by regulation prior to the maturity of the trust preferred. Change in capital treatment of trust preferred may require the Company to issue securities at times and with maturity, conditions, and rates that are disadvantageous. Pricing of capital, in terms of interest or dividend requirements or dilutive impact on earnings available to shareholders, has increased dramatically, and an increase in costs of capital can have a direct impact on operating performance and the ability to achieve growth objectives. Costs of funding could also increase dramatically and affect our growth objectives, as well as our financial performance. Additionally, the FDIC’s guarantee on non-interest bearing deposits was not extended past December 31, 2012; as a result, we could be adversely affected in our ability to attract and maintain non-interest bearing deposits as a source of cost-effective funding. Adverse changes in operating performance or financial condition or changes in statutory or regulatory requirements could make raising additional capital difficult or extremely expensive. Regulators may change capital requirements including previous interpretations of practices related to risk weights that could require us to raise additional capital or reduce asset balances to maintain minimum and well-capitalized levels of regulatory capital. One such change could relate to the assets generated by our mortgage warehouse division. Balances shown as “loans held for sale” are comprised of ownership interests in mortgage loans to which we currently assign a risk weight applicable under current regulation to mortgage loans (50% or 20% for loans guaranteed by the FHA or VA). The OCC is considering whether assets which do not qualify as “participating interests” under ASC 860, should be assigned to the 100% risk weight category associated with loans to mortgage companies that are secured by a pledge of mortgage loans as collateral. We believe we have applied the correct risk weights to the ownership interests in mortgage loans held by us and are prepared to defend that position. We cannot predict the likelihood of our success if the OCC chooses to contest risk weights currently applied. We believe our business practices could be changed to maintain the risk weights currently applied, but those changes would create operating and financial risks to which the Bank currently is not exposed. The outcome of a review by the OCC of our approach to the application of risk weights to the ownership interests in mortgage assets is uncertain. An increase in risk weights applied could require the Bank to obtain additional capital to support future growth or reduce our loans held for sale to the detriment of our operating results.

Our operations are significantly affected by interest rate levels.    Our profitability is dependent to a large extent on our net interest income, which is the difference between interest income we earn as a result of interest paid to us on loans and investments and interest we pay to third parties such as our depositors and those from whom we borrow funds. Like most financial institutions, we are affected by changes in general interest rate levels, which are currently at record low levels, and by other economic factors beyond our control. Prolonged periods of unusually low interest rates may have an adverse effect on earnings or returns by reducing yields on loans and other earning assets and by reducing the value of demand deposits, stockholders’ equity and fixed rate liabilities with rates higher than available earning assets. Interest rate risk can result from mismatches between the dollar amount of repricing or maturing assets and liabilities and from mismatches in the timing and rate at which our assets and liabilities reprice. Although we have implemented strategies which we believe reduce the potential effects of changes in interest rates on our results of operations, these strategies will not always be successful. In addition, any substantial and prolonged increase in market interest rates could reduce our customers’ desire to borrow money from us or adversely affect their ability to repay their outstanding loans by increasing their costs since most of our loans have adjustable interest rates that reset periodically. If our borrowers’ ability to repay is affected, our level of non-performing assets would increase and the amount of interest earned on loans would decrease, thereby having an adverse effect on operating results. Additionally, the level of interest rates may have a direct impact on the levels of mortgage origination and could affect the volumes and the profitability of our warehouse lending business. Any of these events could adversely affect our results of operations or financial condition.

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

Substantial deterioration in any of the foregoing conditions, as we have experienced with the past economic downturn and continuation of weakened economy and employment growth, can have a material adverse effect on our results of operations and financial condition, and we may not be able to sustain our historical rate of growth. Our bank’s customer base is primarily commercial in nature, and our bank does not have a significant branch network or retail deposit base. In periods of economic downturn, business and commercial deposits may tend to be more volatile than traditional retail consumer deposits and, therefore, during these periods our financial condition and results of operations could be adversely affected to a greater degree than our competitors that have a larger retail customer base. We rely on investors to purchase our loans held for sale in a timely manner. Due to industry and economic conditions, investors may slow their purchase or refuse to purchase the loans.

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

Our business is susceptible to fraud.    As a financial institution, we may experience fraud risk with our loan customers and deposit customers, both directly and indirectly. As a lender we rely on financial data which could turn out to be fraudulent, both when we’re the originator of a loan or when we are purchasing ownership interests in loans originated by others. We believe we have the underwriting and operational controls in place to prevent or detect, but in some cases of collusion with multiple parties the fraud might not be readily detected and could result in losses that would affect our financial results. In addition, our lending customers could experience fraud in their business which would have an effect on their ability to repay us. Our deposit customers could be victims of fraud that may not result from ineffective controls on our part, but we could be expected to share in losses as a result of, and as a means to maintain, our relationship with the customer.

We compete with many larger financial institutions which have substantially greater financial resources than we have.    Competition among financial institutions in Texas is intense. We compete with other financial and bank holding companies, state and national commercial banks, savings and loan associations, consumer finance companies, credit unions, securities brokerages, insurance companies, mortgage banking companies, money market mutual funds, asset-based non-bank lenders and other financial institutions. Many of these competitors have substantially greater financial resources, lending limits and larger branch networks than we do, and are able to offer a broader range of products and services than we can, including systems and services that could protect customers from cyber threats. Failure to compete effectively for deposit, loan and other banking customers in our markets could cause us to lose market share, slow our growth rate and may have an adverse effect on our financial condition and results of operations.

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

Real estate lending in our core Texas markets involves risks related to a decline in value of commercial and residential real estate.    Our real estate lending activities, and the exposure to fluctuations in real estate values, are significant and expected to increase. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for our loan portfolio were to decline materially, a significant part of our loan portfolio could become under-collateralized and we may not be able to realize the amount of security that we anticipated at the time of originating the loan. Conditions in certain segments of the real estate industry, including homebuilding, lot development and mortgage lending, may have an effect on values of real estate pledged as collateral in our markets. The inability of purchasers of real estate, including residential real estate, to obtain financing may weaken the financial condition of borrowers dependent on the sale or refinancing of property. Failure to sell some loans held for sale in accordance with contracted terms may result in mark to market charges to other operating income. In addition, after the mark to market, we may transfer the loans into the loans held for investment portfolio where they will then be subject to changes in grade, classification, accrual status, foreclosure, or loss which could have an effect on the adequacy of the allowance for loan losses. When conditions warrant, we may find it beneficial to restructure loans to improve prospects of collectability, and such actions may require loans to be treated as troubled debt restructurings (“TDR”) and/or non-performing loans.

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

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.    The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event and our reliance on third party service providers who provide many of our technology services. Any damage or failure that causes an interruption in our operations could have an adverse effect on our customers. In addition, we must be able to protect the computer systems and network infrastructure utilized by us against physical damage, security breaches and service disruption caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and deter potential customers. Although we, with the help of third-party service providers, will continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, the failure of our customers to maintain appropriate security for their systems may increase our risk of loss. We have and will continue to incur costs with the training of our customers about protection of their systems. However, we cannot be assured that this training will be adequate to avoid risk to our customers or, under unknown circumstances to us. Cyber threats and other fraud committed against our customers by third parties can result in financial losses to us and expose us to reputation risks that would limit our ability to retain customers.

We are subject to extensive government regulation and supervision.    We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders or debtholders. Federal regulation is also designed to cause the banking system to support governmental policies that may not be beneficial to our bank. These regulations affect our lending practices, capital structure, investment practices, accounting, financial reporting, dividend policy, operations and growth, among other things. These regulations also impose obligations to maintain appropriate policies, procedures and controls, among other things, to detect, prevent and report money laundering and terrorist financing and to verify the identities of our customers. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. The changes in regulation and requirements imposed on financial institutions, such as the Dodd-Frank Act and Basel III accord, could subject us to additional costs, impose requirements for additional capital, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Over a year after the adoption of the Dodd-Frank Act, there are still many related regulations that have not been written, so the effects of those are unknown at this time. In addition, from time to time we receive inquiries from our regulators regarding, among other things, lending practices, reserve methodology, interest rate and operational risk management, regulatory and financial accounting practices and policies and related matters. Additionally, we will be subject to stress testing requirements, and the inability to know what conditions or risk factors will be imposed could subject us to criticism from regulators. Any change to our practices or policies requested or required by our regulators, or any changes in interpretation of regulatory policy applicable to our businesses, may have a material adverse effect on our business, results of operations, financial condition, credit quality or regulatory capital.

We expend substantial effort and incur costs to improve our systems, controls, accounting, operations, information security, compliance, audit capabilities, stress testing requirements, staffing and training in order to satisfy regulatory requirements, but the regulatory authorities may determine that such efforts are insufficient. Failure to comply with relevant laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. In addition, the FDIC has imposed higher general and special assessments on deposits based on general industry conditions and as a result of changes in specific programs, and there is no restriction on the amount by which the FDIC may increase deposit assessments in the future. Any increase in FDIC assessments could affect our earnings to a significant degree, and the industry may be subject to additional assessments, fees or taxes.

Furthermore, Sarbanes-Oxley, and the related rules and regulations promulgated by the SEC and Financial Industry Regulatory Authority (“FINRA”) that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As reports from the Public Company Accounting Oversight Board’s (“PCAOB”) inspections of public accounting firms continue to outline findings and recommendations which could require these firms to perform additional work as part of their financial statement audits, our costs to respond to these added requirements and exposure to adverse findings by the

PCAOB of the work performed may increase. As a result, we have experienced, and may continue to experience, greater compliance and audit costs, as well as additional staffing costs to comply with these changes.

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

Our management maintains significant control over us.    Our current executive officers and directors beneficially own approximately 4% of the outstanding shares of our common stock. Accordingly, our current executive officers and directors are able to influence, to a significant extent, the outcome of all matters required to be submitted to our stockholders for approval (including decisions relating to the election of directors) and other significant corporate matters.

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

Risks Associated With Our Common Stock

Our stock price can be volatile.    Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry, including the failures of other financial institutions in the current economic downturn;

•	perceptions in the marketplace regarding us and/or our competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	changes in government regulations and interpretation of those regulations or changes in our practices requested or required by regulators; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results as evidenced by the current volatility and disruption of capital and credit markets.

The trading volume in our common stock is less than that of other larger financial services companies.    Although our common stock is traded on the Nasdaq Global Select Market, the trading volume in our common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall. In addition, a substantial majority of common stock outstanding is held by institutional shareholders, and trading activity involving large positions may increase volatility of the stock price. Concentration of ownership by institutional investors and inability to execute large trades covering large numbers of shares can increase volatility of stock price. Changes in outlook or view of the institutional investors, whether factual or speculative, can have a major impact on stock price.

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

The holders of our subordinated notes have rights that are senior to those of our shareholders.    As of December 31, 2012, we had $111.0 million in subordinated notes outstanding that were issued in a public offering. Our subordinated notes are senior to our shares of common stock. As a result, we must make payments on our subordinated notes before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to our shareholders.

The holders of our junior subordinated debentures have rights that are senior to those of our shareholders.    As of December 31, 2012 we had $113.4 million in junior subordinated debentures outstanding that were issued to our statutory trusts. The trusts purchased the junior subordinated debentures from us using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

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

There can be no assurance that recent and future legislation will not subject us to heightened regulation, and the impact of such legislation on us cannot be reliably determined at this time.    On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which imposes significant regulatory and compliance changes. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with the new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws, regulations or interpretations of policy may negatively impact our results of operations, financial condition, operating results and capital adequacy. We cannot predict what additional legislation may be enacted affecting banks and bank holding companies and their operations, or what regulations might be adopted by bank regulators or the effects thereof. In light of current economic conditions in the financial markets and the United States economy, Congress and regulators have increased their focus on the regulation of the banking industry. If enacted, any new legislative or regulatory initiatives could affect us in substantial and unpredictable ways, including increased compliance costs and additional operating restrictions on our business, and could result in an adverse effect on our business, financial condition and results of operations.

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

We compete in an industry that continually experiences technological change, and we may have fewer resources than many of our competitors to continue to invest in technological improvements.    The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services which our customers may require. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Our growth and changes in regulation may cause services and applications provided by vendors to be obsolete and unable to meet our business requirements, competitive needs or requirements imposed upon us by regulatory authorities. Failure to meet business, competitive and regulatory requirements could cause us to suffer additional risks or costs necessary to address those risks.

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

As of December 31, 2012, we conducted business at thirteen full service banking locations and one operations center. Our operations center houses our loan and deposit operations and the customer service call center. We lease the space in which our banking centers and the operations call center are located. These leases expire between March 2013 and May 2024, not including any renewal options that may be available.

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

In the fourth quarter of 2012, we recorded a $4.0 million pre-tax charge related to the settlement of a $65.4 million jury verdict that was rendered in August 2011, in rural southeastern Oklahoma. As noted in prior filings, we have attempted to overturn this verdict on post-trial motions and appeal. The case was filed in May 2010 by one of the guarantors of a defaulted loan to an auto dealership in Hugo, Oklahoma, after we already had filed suit in Texas against the debtor and the three co-guarantors to recover the debt, and despite a forum selection clause in the guaranty requiring that any lawsuits be brought in Texas. The guarantor conceded he had signed the guaranty and that the guaranty was valid, but complained that he later had been defrauded because we had failed to notify him about on-going fraud at the dealership. Although he lacked much arguable economic loss, if any, the guarantor repeatedly emphasized to the jury in the Oklahoma case that we were claiming about $6.7 million, plus accumulating interest, on the debt and guaranty in the Texas lawsuit, and that we were asking for those damages to be trebled because of RICO violations. The Oklahoma jury proceeded to award the guarantor a total of $21.8 million in money damages, which was almost exactly three times his estimated prospective liability on his guaranty, and went on to award twice that amount in punitive damages.

In addition to seeking to overturn the Oklahoma jury verdict, we continued to pursue the Texas lawsuit over the guaranty, and in April 2012, we received summary judgment ordering the guarantor to pay us approximately $7 million on the debt. In reaction to these post-trial developments, the guarantor re-asserted the same claims that were the basis for his Oklahoma judgment as counterclaims in the Texas action. We moved for summary judgment against the guarantor on these claims and the guarantor then dismissed those claims with prejudice. We obtained a final judgment on the guaranty and the counterclaims in Texas, and in the fourth quarter of 2012 we moved to dismiss the case and vacate the verdict in Oklahoma on the ground that the final Texas judgment had preclusive effect under the Full Faith and Credit Clause of the U.S. Constitution.

The Oklahoma court ordered a settlement conference, but in advance of that conference the parties conducted a private mediation in December 2012. We reached a confidential settlement under which all litigation against us in the Oklahoma courts and actions by us against the plaintiff in the Texas courts will be dismissed with prejudice. The settlement amount was within policy limits of insurance coverage maintained by the Company, and we are aggressively pursuing claims against the insurance company for more than the pre-tax charge.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol “TCBI”. On February 19, 2013, there were approximately 257 holders of record of our common stock.

No cash dividends have ever been paid by us on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our principal source of funds to pay cash dividends on our common stock would be cash dividends from our bank. The payment of dividends by our bank is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities.

The following table presents the range of high and low bid prices reported on The Nasdaq Global Select Market for each of the four quarters of 2011 and 2012.

	Price Per Share
Quarter Ended	High	Low
March 31, 2011	26.48	20.20
June 30, 2011	26.79	23.96
September 30, 2011	29.48	21.39
December 31, 2011	30.98	21.70
March 31, 2012	36.61	30.57
June 30, 2012	42.08	32.55
September 30, 2012	49.96	39.50
December 31, 2012	52.17	41.50

Equity Compensation Plan Information

The following table presents certain information regarding our equity compensation plans as of December 31, 2012.

Plan category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	759,685	$20.47	389,635
Equity compensation plans not approved by security holders	—	—	—

Total	759,685	$20.47	389,635

Stock Performance Graph

The following table and graph sets forth the cumulative total stockholder return for the Company’s common stock beginning on August 12, 2003, the date of the Company’s initial public offering, compared to an overall stock market index (Russell 2000 Index) and the Company’s peer group index (Nasdaq Bank Index). The Russell 2000 Index and Nasdaq Bank Index are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on August 12, 2003. The performance graph represents past performance and should not be considered to be an indication of future performance.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Texas Capital
Bancshares, Inc.	$21.62	$22.38	$19.88	$18.25	$13.36	$13.96	$21.34	$30.61	$44.82
Russell 2000
Index RTY	658.72	681.26	796.70	775.75	509.18	633.31	792.00	751.12	861.37
Nasdaq Bank
Index CBNK	3,288.71	3,154.28	3,498.55	2,746.89	2,098.35	1,693.34	1,882.37	1,654.00	1,918.84

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	At or For the Year Ended December 31
	2012	2011	2010	2009	2008
	(In thousands, except per share, average share and percentage data)
Consolidated Operating Data (1)
Interest income	$398,457	$321,600	$279,810	$243,153	$248,930
Interest expense	21,578	18,663	38,136	46,462	97,193

Net interest income	376,879	302,937	241,674	196,691	151,737
Provision for credit losses	11,500	28,500	53,500	43,500	26,750

Net interest income after provision for credit losses	365,379	274,437	188,174	153,191	124,987
Non-interest income	43,040	32,232	32,263	29,260	22,470
Non-interest expense	219,844	188,201	163,488	145,542	109,651

Income from continuing operations before income taxes	188,575	118,468	56,949	36,909	37,806
Income tax expense	67,866	42,366	19,626	12,522	12,924

Income from continuing operations	120,709	76,102	37,323	24,387	24,882
Loss from discontinued operations (after-tax)	(37)	(126)	(136)	(235)	(616)

Net income	120,672	75,976	37,187	24,152	24,266
Preferred stock dividends	—	—	—	5,383	—

Net income available to common shareholders	$120,672	$75,976	$37,187	$18,769	$24,266

Consolidated Balance Sheet Data (1)
Total assets (3)	$10,540,542	$8,137,225	$6,445,679	$5,698,318	$5,141,034
Loans held for investment	6,785,535	5,572,371	4,711,330	4,457,293	4,027,871
Loans held for sale	3,175,272	2,080,081	1,194,209	693,504	496,351
Loans held for sale from discontinued operations	302	393	490	586	648
Securities available-for-sale	100,195	143,710	185,424	266,128	378,752
Demand deposits	2,535,375	1,751,944	1,451,307	899,492	587,161
Total deposits	7,440,804	5,556,257	5,455,401	4,120,725	3,333,187
Federal funds purchased	273,179	412,249	283,781	580,519	350,155
Other borrowings	1,673,982	1,355,867	14,106	376,510	930,452
Subordinated notes	111,000	—	—	—	—
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406	113,406
Stockholders’ equity	836,242	616,331	528,319	481,360	387,073

	At or For the Year Ended December 31
	2012	2011	2010	2009	2008
	(In thousands, except per share, average share and percentage data)
Other Financial Data
Income per share
Basic
Income from continuing operations	$3.09	$2.04	$1.02	$0.56	$0.89
Net income	3.09	2.03	1.02	0.55	0.87
Diluted
Income from continuing operations	$3.01	$1.99	$1.00	$0.56	$0.89
Net income	3.00	1.98	1.00	0.55	0.87
Tangible book value per share (4)	19.96	15.69	13.89	12.96	12.19
Book value per share (4)	20.45	16.24	14.15	13.23	12.44
Weighted average shares
Basic	39,046,340	37,334,743	36,627,329	34,113,285	27,952,973
Diluted	40,165,847	38,333,077	37,346,028	34,410,454	28,048,463
Selected Financial Ratios
Performance Ratios
From continuing operations:
Net interest margin	4.41%	4.68%	4.28%	3.89%	3.54%
Return on average assets	1.35%	1.12%	0.63%	0.46%	0.55%
Return on average equity	16.93%	13.39%	7.23%	5.15%	7.46%
Efficiency ratio	52.35%	56.15%	59.68%	64.41%	62.94%
Non-interest expense to average earning assets	2.57%	2.90%	2.88%	2.87%	2.54%
From consolidated:
Net interest margin	4.41%	4.68%	4.28%	3.89%	3.54%
Return on average assets	1.35%	1.11%	0.62%	0.45%	0.54%
Return on average equity	16.92%	13.37%	7.21%	5.10%	7.28%
Asset Quality Ratios
Net charge-offs (recoveries) to average loans (2)	0.10%	0.58%	1.14%	0.46%	0.35%
Reserve for loan losses to loans held for investment (2)	1.10%	1.26%	1.52%	1.52%	1.13%
Reserve for loan losses to non-accrual loans (2)	1.3x	1.3x	.6x	.7x	1.0x
Non-accrual loans to loans (2)	0.82%	0.98%	2.38%	2.15%	1.18%
Total NPAs to loans plus OREO (2)	1.06%	1.58%	3.25%	2.74%	1.81%
Capital and Liquidity Ratios
Total capital ratio	12.12%	10.56%	11.83%	11.98%	10.92%
Tier 1 capital ratio	10.06%	9.57%	10.58%	10.73%	9.97%
Tier 1 leverage ratio	9.41%	8.78%	9.36%	10.54%	10.21%
Average equity/average assets	7.95%	8.33%	8.67%	8.91%	7.38%
Tangible common equity/total tangible assets(4)	7.73%	7.29%	7.98%	8.18%	7.36%
Average net loans/average deposits	129.97%	115.68%	105.50%	128.43%	120.03%

(1)	The consolidated statement of operating data and consolidated balance sheet data presented above for the five most recent fiscal years ended December 31, have been derived from our audited consolidated financial statements. The historical results are not necessarily indicative of the results to be expected in any future period.

(2)	Excludes loans held for sale.

(3)	From continuing operations.

(4)	Excludes unrealized gains/losses on securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

6)	The loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels

7)	Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry. Many of the related regulations are still not written so the potential impact is still unknown

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

The following discussions and analyses present the significant factors affecting our financial condition as of December 31, 2012 and 2011 and results of operations for each of the three years in the period ended December 31, 2012. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing later in this report. Please also note the below description about our discontinued operations and how it is reflected in the following discussions of our financial condition and results of operations.

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

The loss from discontinued operations was $37,000 and $126,000, net of taxes, for the years ended December 31, 2012 and 2011, respectively. The 2012 and 2011 losses are primarily related to continuing legal expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $302,000 in loans held for sale from discontinued operations that are carried at the estimated market value at year-end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we will address any future requests from investors related to repurchasing loans previously sold. While the balances as of December 31, 2012 and 2011 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation. Our mortgage warehouse lending operations were not part of the sale, and are included in the results from continuing operations. Except as otherwise noted, all amounts and disclosures throughout this document reflect only the Company’s continuing operations.

Year ended December 31, 2012 compared to year ended December 31, 2011

We reported net income of $120.7 million, or $3.01 per diluted common share, for the year ended December 31, 2012, compared to $76.1 million, or $1.99 per diluted common share, for the same period in 2011. Return on average equity was 16.93% and return on average assets was 1.35% for the year ended December 31, 2012, compared to 13.39% and 1.12%, respectively, for the same period in 2011.

Net income increased $44.6 million, or 59%, for the year ended December 31, 2012 compared to the same period in 2011. The $44.6 million increase was primarily the result of a $73.9 million increase in net interest income, a $17.0 million decrease in the provision for credit losses and a $10.8 million increase in non-interest income, offset by a $31.6 million increase in non-interest expense, and a $25.5 million increase in income tax expense.

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

Net income increased $38.8 million, or 104%, for the year ended December 31, 2011 compared to the same period in 2010. The $38.8 million increase was primarily the result of a $61.3 million increase in net interest income and a $25.0 million decrease in the provision for credit losses, offset by a $24.7 million increase in non-interest expense and a $22.7 million increase in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income was $376.8 million for the year ended December 31, 2012 compared to $302.9 million for the same period of 2011. The increase in net interest income was primarily due to an increase of $2.1 billion in average earning assets as compared to the same period of 2011. The increase in average earning assets from 2011 included a $2.2 billion increase in average net loans offset by a $39.7 million decrease in average securities. For the year ended December 31, 2012, average net loans and securities represented 98% and 1%, respectively, of average earning assets compared to 96% and 2%, respectively, in 2011.

Average interest bearing liabilities for the year ended December 31, 2012 increased $1.5 billion from the year ended December 31, 2011, which included a $613.4 million increase in interest bearing deposits, an $862.6 million increase in other borrowings and a $30.9 million increase in subordinated notes. For the same periods, the average balance of demand deposits increased to $2.0 billion from $1.5 billion. The average cost of interest bearing liabilities decreased from 0.40% for the year ended December 31, 2011 to 0.35% in 2012, reflecting the continued low market interest rates, and our focus on reducing deposit rates.

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

Volume/Rate Analysis

	Years Ended December 31,
	2012/2011			2011/2010
	Net Change	Change Due To(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate		Volume	Yield/Rate
Interest income:
Securities(2)	$(1,912)	$(1,788)	$(124)	$(3,123)	$(2,942)	$(181)
Loans held for sale	39,335	48,450	(9,115)	12,132	15,526	(3,394)
Loans held for investment	39,460	56,178	(16,718)	32,618	29,748	2,870
Federal funds sold	(24)	(18)	(6)	(173)	(169)	(4)
Deposits in other banks	(144)	(152)	8	236	148	88

Total	76,715	102,670	(25,955)	41,690	42,311	(621)
Interest expense:
Transaction deposits	634	180	454	(779)	(104)	(675)
Savings deposits	877	1,178	(301)	(7,980)	1,911	(9,891)
Time deposits	(2,456)	(296)	(2,160)	(6,476)	(4,497)	(1,979)
Deposits in foreign branches	(361)	(277)	(84)	(3,124)	1,083	(4,207)
Borrowed funds	4,221	1,360	2,861	(1,114)	1,819	(2,933)

Total	2,915	2,145	770	(19,473)	212	(19,685)

Net interest income	$73,800	$100,525	$(26,725)	$61,163	$42,099	$19,064

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable assuming a 35% tax rate.

Net interest margin from continuing operations, the ratio of net interest income to average earning assets, decreased from 4.68% in 2011 to 4.41% in 2012. This 27 basis point decrease was a result of a decrease in interest income as a percent of earning assets offset by a reduction in funding costs. Total cost of funding decreased from .27% for 2011 to .24% for 2012.

Net interest margin from continuing operations, the ratio of net interest income to average earning assets, increased from 4.28% in 2010 to 4.68% in 2011. This 40 basis point increase was a result of a decline in the costs of interest bearing liabilities and growth in non-interest bearing deposits. Total cost of funding decreased from .64% for 2010 to .27% for 2011. Also contributing to the increase in net interest margin was a 2 basis point increase in the yield on earning assets from 2010.

Consolidated Daily Average Balances, Average Yields and Rates

	Year ended December 31
	2012						2011					2010
	Average Balance		Revenue / Expense(1)			Yield / Rate	Average Balance		Revenue / Expense(1)		Yield / Rate	Average Balance		Revenue / Expense(1)			Yield / Rate
Assets
Securities—Taxable	$90,796			$3,681		4.05%		$123,124		$5,186	4.21%		$183,363		$8,023		4.38%
Securities—Non-taxable(2)		26,579		1,550		5.83%		33,996		1,957	5.76%		39,360		2,243		5.70%
Federal funds sold		11,497		13		0.11%		21,897		37	0.17%		112,716		210		0.19%
Deposits in other banks		61,192		208		0.34%		107,734		352	0.33%		47,365		116		0.24%
Loans held for sale		2,298,651		93,275		4.06%		1,210,954		53,940	4.45%		883,033		41,808		4.73%
Loans held for investment		6,148,860		300,273		4.88%		5,059,134		260,813	5.16%		4,475,668		228,195		5.10%
Less reserve for loan losses		72,087		—		—		67,888		—	—		71,942		—		—

Loans, net		8,375,424		393,548		4.70%		6,202,200		314,753	5.07%		5,286,759		270,003		5.11%

Total earning assets		8,565,488		399,000		4.66%		6,488,951		322,285	4.97%		5,669,563		280,595		4.95%
Cash and other assets		400,472						330,137					281,448

Total assets	$8,965,960						$6,819,088					$5,951,011

Liabilities and stockholders’ equity
Transaction deposits	$752,040			$829		0.11%		$391,100		$195	0.05%		$437,674		$974		0.22%
Savings deposits		2,765,089		8,674		0.31%		2,401,997		7,797	0.32%		2,142,541		15,777		0.74%
Time deposits		530,816		2,775		0.52%		562,654		5,231	0.93%		913,616		11,707		1.28%
Deposits in foreign branches		411,891		1,366		0.33%		490,703		1,727	0.35%		401,155		4,851		1.21%

Total interest bearing deposits		4,459,836		13,644		0.31%		3,846,454		14,950	0.39%		3,894,986		33,309		0.86%
Other borrowings		1,585,723		3,141		0.20%		723,172		1,140	0.16%		280,899		1,155		0.41%
Subordinated notes		30,934		2,037		6.58%		—		—	—		—		—		—
Trust preferred subordinated
debentures		113,406		2,756		2.43%		113,406		2,573	2.27%		113,406		3,672		3.24%

Total interest bearing liabilities		6,189,899		21,578		0.35%		4,683,032		18,663	0.40%		4,289,291		38,136		0.89%
Demand deposits		1,984,171						1,515,021					1,116,260
Other liabilities		78,700						52,888					29,492
Stockholders’ equity		713,190						568,147					515,968

Total liabilities and stockholders’ equity	$8,965,960						$6,819,088					$5,951,011

Net interest income			$377,422						$303,622					$242,459
Net interest margin						4.41%					4.68%						4.28%
Net interest spread						4.31%					4.57%						4.06%

Additional information from discontinued operations:
Loans held for sale from
discontinued operations	$367						$423					$564
Borrowed funds		367						423					564
Net interest income					$24				$33							$36
Net interest margin — consolidated						4.41%					4.68%						4.28%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income. Loan interest income includes loan fees totaling $33.7 million, $27.5 million and $20.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(2)	Taxable equivalent rates used where applicable assuming a 35% tax rate.

Non-interest income

	Year ended December 31
	2012		2011	2010
	(in thousands)
Service charges on deposit accounts	$6,605		$6,480	$6,392
Trust fee income		4,822	4,219	3,846
Bank owned life insurance (BOLI) income		2,168	2,095	1,889
Brokered loan fees		17,596	11,335	11,190
Swap fees		4,909	1,935	1,266
Other(1)		6,940	6,168	7,680

Total non-interest income	$43,040		$32,232	$32,263

(1)	Other income includes such items as letter of credit fees and other general operating income, none of which account for 1% or more of total interest income and non-interest income.

Non-interest income increased by $10.8 million during the year ended December 31, 2012 to $43.0 million, compared to $32.2 million during the same period in 2011. The increase was primarily due to a $6.3 million increase in brokered loan fees due to an increase in our mortgage warehouse lending volume. Swap fee income increased $3.0 million during the year ended December 31, 2012 due to an increase in swap transactions during 2012. Swap fees are fees related to customer swap transactions and are received from the institution that is our counterparty on the transaction. See Note 20 – Derivative Financial Instruments for further discussion.

Non-interest income decreased slightly during the year ended December 31, 2011 to $32.2 million, compared to $32.3 million during the same period in 2010. The decrease was primarily due to a $2.2 million decrease in equipment rental income included in other non-interest income related to a decline in the leased equipment portfolio. Offsetting this decrease was a $669,000 increase in swap fee income during 2011. Swap fees are fees related to customer swap transactions and are received from the institution that is our counterparty on the transaction. See Note 20 – Derivative Financial Instruments for further discussion.

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

Non-interest Expense

	Year ended December 31
	2012		2011	2010
		(in thousands)
Salaries and employee benefits	$121,456		$100,535	$85,298
Net occupancy expense		14,852	13,657	12,314
Marketing		13,449	11,109	5,419
Legal and professional		17,557	14,996	11,837
Communications and technology		11,158	9,608	8,511
FDIC insurance assessment		5,568	7,543	9,202
Allowance and other carrying costs for OREO		9,075	9,586	10,404
Litigation settlement expense		4,000	—	—
Other(1)		22,729	21,167	20,503

Total non-interest expense	$219,844		$188,201	$163,488

(1)	Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, due from bank charges and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the year ended December 31, 2012 increased $31.6 million compared to the same period of 2011 primarily related to increases in salaries and employee benefits, marketing expense, legal and professional expenses and litigation settlement expense.

Salaries and employee benefits expense increased $20.9 million to $121.5 million during the year ended December 31, 2012. This increase resulted primarily from general business growth and costs of performance-based incentives resulting from the increase in stock price.

Marketing expense for the year ended December 31, 2012 increased $2.3 million compared to the same period in 2011. Marketing expense for the year ended December 31, 2012 included $850,000 of direct marketing and advertising expense and $3.1 million in business development expense compared to $669,000 and $2.6 million, respectively, in 2011. Marketing expense for the year ended December 31, 2012 also included $9.5 million for the purchase of miles related to the American Airlines AAdvantage® program and treasury management deposit programs compared to $7.8 million during 2011. Marketing expense may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets.

Legal and professional expense increased $2.6 million, or 17%, for the year ended December 31, 2012 compared to the same period in 2011. Our legal and professional expense will continue to fluctuate from year to year and could increase in the future with growth and as we respond to continued regulatory changes and strategic initiatives, but we should see a decrease in the cost of resolving problem assets under improving economic conditions. See Note 23 – Legal Matters for further discussion.

During the fourth quarter of 2012 we recorded a pre-tax charge of $4.0 million for settlement of the judgment of $65.5 million against us in Oklahoma district court. In the settlement, all litigation against us in the Oklahoma courts and actions by us against the plaintiff in the Texas courts will be dismissed with prejudice. Because the settlement was within policy limits of insurance coverage maintained by us, we have claims against our insurance carrier for more than the charge, and we intend to pursue those claims aggressively.

Communications and technology expense increased $1.6 million to $11.2 million during the year ended December 31, 2012 as a result of general business and customer growth.

FDIC insurance assessment expense decreased by $1.9 million from $7.5 million in 2011 to $5.6 million as a result of changes to the FDIC assessment method.

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

Marketing expense for the year ended December 31, 2011 increased $5.7 million compared to the same period in 2010. Marketing expense for the year ended December 31, 2011 included $669,000 of direct marketing and advertising expense and $2.6 million in business development expense compared to $246,000 and $2.2 million, respectively, in 2010. Marketing expense for the year ended December 31, 2011 also included $7.8 million for the purchase of miles related to the American Airlines AAdvantage® program and treasury management deposit programs compared to $3.0 million during 2010. Marketing expense may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets.

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

Analysis of Financial Condition

Loans

Our total loans have grown at an annual rate of 15%, 30% and 30% in 2010, 2011 and 2012, respectively, reflecting the build-up of our lending operations. Our business plan focuses primarily on lending to middle market businesses and successful professionals and entrepreneurs, and as such, commercial and real estate loans have comprised a majority of our loan portfolio since we commenced operations, comprising 60% of total loans at December 31, 2012. Construction loans have decreased from 15% of the portfolio at December 31, 2008 to 7% of the portfolio at December 31, 2012. Consumer loans generally have represented 1% or less of the portfolio from December 31, 2008 to December 31, 2012. Loans held for sale relates to our mortgage warehouse lending operations where we invest in mortgage loan ownership interests that are typically sold within 10 to 20 days. Volumes fluctuate based on the level of market demand in the product and the number of days between purchase and sale of the loans. If, due to market conditions, loans are not sold within the normal timeframe, they may be transferred to the loans held for investment portfolio at a lower of cost or fair value. The loans are then subject to normal loan review, grading and reserve allocation requirements.

We originate the substantial majority of the loans held for investment in our portfolio. We also participate in syndicated loan relationships, both as a participant and as an agent. As of December 31, 2012, we have $1.3 billion in syndicated loans, $339.6 million of which we acted as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans originated by us. In addition, as of December 31, 2012, $17.2 million of our syndicated loans were on non-accrual, comprised of one loan earning on a cash basis.

The following summarizes our loans on a gross basis by major category as of the dates indicated (in thousands):

	December 31
	2012	2011	2010	2009	2008
Commercial	$4,106,419	$3,275,150	$2,592,924	$2,457,533	$2,276,054
Construction	737,637	422,026	270,008	669,426	667,437
Real estate	1,892,451	1,819,251	1,759,758	1,233,701	988,784
Consumer	19,493	24,822	21,470	25,065	32,671
Equipment leases	69,470	61,792	95,607	99,129	86,937
Loans held for sale	3,175,272	2,080,081	1,194,209	693,504	496,351

Total	$10,000,742	$7,683,122	$5,933,976	$5,178,358	$4,548,234

Commercial Loans and Leases.    Our commercial loan portfolio is comprised of lines of credit for working capital and term loans and leases to finance equipment and other business assets. Our energy production loans are generally collateralized with proven reserves based on appropriate valuation standards. Our commercial loans and leases are underwritten after carefully evaluating and understanding the borrower’s ability to operate profitably. Our underwriting standards are designed to promote relationship banking rather than making loans on a transaction basis. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. At December 31, 2012, funded commercial loans and leases totaled approximately $4.2 billion, approximately 42% of our total funded loans.

Real Estate Loans.    Approximately 20% of our real estate loan portfolio (excluding construction loans) and 4% of the total portfolio is comprised of loans secured by properties other than market risk or investment-type real estate. Market risk loans are real estate loans where the primary source of repayment is expected to come from the sale or lease of the real property collateral. We generally provide temporary financing for commercial and residential property. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Our real estate loans generally have maximum terms of five to seven years, and we provide loans with both floating and fixed rates. We generally avoid long-term loans for commercial real estate held for investment. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Appraised values may be highly variable due to market conditions and impact of the inability of potential purchasers and lessees to obtain financing and lack of transactions at comparable values. At December 31, 2012, real estate term loans totaled approximately $1.9 billion, or 19% of our total funded loans; of this total, $1.6 billion were loans with floating rates and $252.8 million were loans with fixed rates.

Construction Loans.    Our construction loan portfolio consists primarily of single- and multi-family residential properties and commercial projects used in manufacturing, warehousing, service or retail businesses. Our construction loans generally have terms of one to three years. We typically make construction loans to developers, builders and contractors that have an established record of successful project completion and loan repayment and have a substantial investment in the borrowers’ equity. However, construction loans are generally based upon estimates of costs and value associated with the completed project. Sources of repayment for these types of loans may be pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from us until permanent financing is obtained. The nature of these loans makes ultimate repayment extremely sensitive to overall economic conditions. Borrowers may not be able to correct conditions of default in loans, increasing risk of exposure to classification, non-performing status, reserve allocation and actual credit loss and foreclosure. These loans typically have floating rates and commitment fees. At December 31, 2012, funded construction real estate loans totaled approximately $737.6 million, approximately 7% of our total funded loans.

Loans Held for Sale.    Our loans held for sale consist of ownership interests purchased in single-family residential mortgages funded through our warehouse lending group. These loans are typically on our balance sheet for 10 to 20 days or less. We have agreements with mortgage lenders and purchase legal ownership interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans or loans eligible for sale to federal agencies or government sponsored entities. At December 31, 2012, loans held for sale totaled approximately $3.2 billion, approximately 32% of our total funded loans. Loans held for sale as of December 31, 2012 are net of $436.0 million of participations sold.

Letters of Credit.    We issue standby and commercial letters of credit, and can service the international needs of our clients through correspondent banks. At December 31, 2012, our commitments under letters of credit totaled approximately $84.6 million.

Portfolio Geographic and Industry Concentrations

We continue to lend primarily in Texas. As of December 31, 2012, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. The table below summarizes the industry concentrations of our funded loans at December 31, 2012. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.

(in thousands)	Amount	Percent of Total Loans

Services	$3,168,733	31.5%
Loans held for sale	3,175,272	31.8%
Investors and investment management companies	1,038,175	10.4%
Petrochemical and mining	892,303	8.9%
Contracting — construction and real estate development	808,888	8.1%
Manufacturing	286,991	2.9%
Personal/household	185,319	1.9%
Wholesale	153,448	1.5%
Retail	175,275	1.8%
Contracting — trades	64,938	0.6%
Government	35,509	0.4%
Agriculture	15,891	0.2%
Total	$10,000,742	100.0%

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

We make loans that are appropriately collateralized under our credit standards. Approximately 97% of our funded loans are secured by collateral. Over 90% of the real estate collateral is located in Texas. The table below sets forth information regarding the distribution of our funded loans among various types of collateral at December 31, 2012 (in thousands except percentage data):

	Amount	Percent of Total Loans
Collateral type:
Ownership interests in loans held for sale	$3,175,272	31.8%
Business assets	2,712,751	27.1%
Real property	2,630,088	26.2%
Energy	769,466	7.7%
Unsecured	256,614	2.6%
Highly liquid assets	195,480	2.0%
Other assets	193,668	1.9%
Rolling stock	41,736	0.4%
U. S. Government guaranty	25,667	0.3%

Total	$10,000,742	100.0%

As noted in the table above, 26% of our loans are secured by real estate. The table below summarizes our real estate loan portfolio as segregated by the type of property securing the credit. Property type concentrations are stated as a percentage of year-end total real estate loans as of December 31, 2012 (in thousands except percentage data):

	Amount	Percent of Total Real Estate Loans
Property type:
Market risk
Commercial buildings	$714,647	27.2%
Unimproved land	123,437	4.7%
Apartment buildings	311,088	11.8%
Shopping center/mall buildings	176,807	6.7%
1-4 Family dwellings (other than condominium)	310,422	11.8%
Residential lots	161,938	6.2%
Hotel/motel buildings	134,358	5.1%
Other	301,144	11.4%
Other than market risk
Commercial buildings	207,417	7.9%
1-4 Family dwellings (other than condominium)	71,683	2.7%
Other	117,147	4.5%

Total real estate loans	$2,630,088	100.0%

The table below summarizes our market risk real estate portfolio as segregated by the geographic region in which the property is located (in thousands except percentage data):

	Amount	Percent of Total
Geographic region:
Dallas/Fort Worth	$801,454	35.9%
Houston	444,019	19.9%
Austin	282,277	12.6%
San Antonio	259,224	11.6%
Other Texas cities	255,332	11.4%
Other states	191,535	8.6%

Total market risk real estate loans	$2,233,841	100.0%

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

The determination of collateral value is critically important when financing real estate. As a result, obtaining current and objectively prepared appraisals is a major part of our underwriting and monitoring processes. Generally, our policy requires a new appraisal every three years. However, in the current economic downturn where real estate values have been fluctuating rapidly, more current appraisals are obtained when warranted by conditions such as a borrower’s deteriorating financial condition, their possible inability to perform on the loan, and the increased risks involved with reliance on the collateral value as sole repayment of the loan. Generally, loans graded substandard or worse where real estate is a material portion of the collateral value and/or the income from the real estate or sale of the real estate is the primary source of debt service, annual appraisals are obtained. In all cases, appraisals are reviewed by a third party to determine reasonableness of the appraised value. The third party reviewer will challenge whether or not the data used is appropriate and relevant, form an opinion as to the appropriateness of the appraisal methods and techniques used, and determine if overall the analysis and conclusions of the appraiser can be relied upon. Additionally, the third party reviewer provides a detailed report of that analysis. Further review is conducted by our credit officers, as well as by the Bank’s managed asset committee. These additional steps of review ensure that the underlying appraisal and the third party analysis can be relied upon. If we have differences, we will address those with the reviewer and determine the best method to resolve any differences. Both the appraisal process and the appraisal review process have been difficult in the current economic environment with the lack of comparable sales which is partially a result of the lack of available financing which has ultimately led to overall depressed real estate values.

Large Credit Relationships

The market areas we serve primarily include the five major metropolitan markets of Texas, including Austin, Dallas, Fort Worth, Houston and San Antonio. As a result, we originate and maintain large credit relationships with numerous customers in the ordinary course of business. The legal limit of our bank is approximately $142 million and our house limit is generally $25 million or less. Larger hold positions will be accepted occasionally for exceptionally strong borrowers and otherwise where business opportunity and perceived credit risk warrant a somewhat larger investment. We consider large credit relationships to be those with commitments equal to or in excess of $10.0 million. The following table provides additional information on our large credit relationships outstanding at year-end (in thousands):

	2012			2011
		Period-End Balances			Period-End Balances
	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding
$20.0 million and greater	86	$2,123,328	$1,339,070	39	$943,137	$683,371
$10.0 million to $19.9 million	178	2,467,089	1,715,180	159	2,212,434	1,593,248

Growth in period end outstanding balances related to large credit relationships primarily resulted from an increase in number of commitments. The following table summarizes the average per relationship committed and average outstanding loan balance related to our large credit relationships at year-end (in thousands):

	2012 Average Balance		2011 Average Balance
	Committed	Outstanding	Committed	Outstanding
$20.0 million and greater	$24,690	$15,571	$24,183	$17,522
$10.0 million to $19.9 million	13,860	9,636	13,915	10,020

Loan Maturity and Interest Rate Sensitivity on December 31, 2012

	Remaining Maturities of Selected Loans
(in thousands)	Total	Within 1 Year	1-5 Years	After 5 Years
Loan maturity:
Commercial	$4,106,419	$1,639,530	$2,334,916	$131,973
Construction	737,637	204,766	452,734	80,137
Real estate	1,892,451	401,730	1,026,589	464,132
Consumer	19,493	10,616	4,824	4,053
Equipment leases	69,470	9,220	59,866	384

Total loans held for investment	$6,825,470	$2,265,862	$3,878,929	$680,679

Interest rate sensitivity for selected loans with:
Predetermined interest rates	$1,170,845	$787,464	$284,165	$99,216
Floating or adjustable interest rates	5,654,625	1,478,398	3,594,764	581,463

Total loans held for investment	$6,825,470	$2,265,862	$3,878,929	$680,679

Interest Reserve Loans

As of December 31, 2012, we had $243.7 million in loans with interest reserves, which represents approximately 33% of our construction loans. Loans with interest reserves are common when originating construction loans, but the use of interest reserves is carefully controlled by our underwriting standards.

The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve account allows the borrower, when financial condition precedents are met to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified at the time the credit is approved and during the initial underwriting. We have effective and ongoing controls for monitoring compliance with loan covenants for advancing funds and determination of default conditions. When lending relationships involve financing of land on which improvements will be constructed, construction funds are not advanced until the borrower has received lease or purchase commitments which will meet cash flow coverage requirements, and/or our analysis of market conditions and project feasibility indicate to management’s satisfaction that such lease or purchase commitments are forthcoming and/or other sources of repayment have been identified to repay the loan. We maintain current financial statements on the borrowing entity and guarantors, as well as periodic inspections of the project and analysis of whether the project is on schedule or delayed. Updated appraisals are ordered when necessary to validate the collateral values to support all advances, including reserve interest. Advances of interest reserves are discontinued if collateral values do not support the advances or if the borrower does not comply with other terms and conditions in the loan agreements. In addition, most of our construction lending is performed in Texas and our lenders are very familiar with trends in local real estate. At a point where we believe that our collateral position is jeopardized, we retain the right to stop the use of the interest reserves. As of December 31, 2012, $15.3 million of our loans with interest reserves were on nonaccrual.

Non-performing Assets

Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type (in thousands):

	As of December 31
	2012		2011	2010
Non-accrual loans(1)
Commercial	$15,373		$12,913	$42,543
Construction		17,217	21,119	21
Real estate		23,066	19,803	62,497
Consumer		57	313	706
Leases		120	432	6,323

Total non-accrual loans		55,833	54,580	112,090
Repossessed assets:
OREO(3)		15,991	34,077	42,261
Other repossessed assets		42	1,516	451

Total other repossessed assets		16,033	35,593	42,712

Total non-performing assets	$71,866		$90,173	$154,802

Restructured loans(4)		$10,407	$25,104	$4,319
Loans past due 90 days and accruing(2)		$3,674	$5,467	$6,706

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $2.4 million, $5.9 million and $10.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(2)	At December 31, 2012, 2011 and 2010, loans past due 90 days and still accruing includes premium finance loans of $2.8 million, $2.5 million and $3.3 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(3)	At December 31, 2012, 2011 and 2010, OREO balance is net of $5.6 million, $10.7 million and $12.9 million valuation allowance, respectively.

(4)	As of December 31, 2012, 2011 and 2010, non-accrual loans included $19.6 million, $13.8 million and 26.5 million, respectively, in loans that met the criteria for restructured.

Total nonperforming assets at December 31, 2012 decreased $18.3 million from December 31, 2011, compared to a $64.6 million increase from December 31, 2010 to December 31, 2011. We experienced a decrease in levels of nonperforming assets in 2012 and 2011 and an overall improvement in credit quality. As a result, our reserve for loan losses as a percent of loans, as well as provision for credit losses, decreased.

The table below summarizes the non-accrual loans as segregated by loan type and type of property securing the credit as of December 31, 2012 (in thousands):

Non-accrual loans:
Commercial
Lines of credit secured by the following:
Various single family residences and notes receivable	$4,229
Assets of the borrowers	10,907
Other	237

Total commercial	15,373
Real estate
Secured by:
Commercial property	8,834
Unimproved land and/or developed residential lots	8,291
Single family residences	2,137
Other	3,804

Total real estate	23,066
Construction
Secured by:
Unimproved land and/or developed residential lots	17,217
Consumer	57
Leases (commercial leases primarily secured by assets of the lessor)	120

Total non-accrual loans	$55,833

Reserves on impaired loans were $3.9 million at December 31, 2012, compared to $5.3 million at December 31, 2011 and $14.7 million at December 31, 2010. We recognized $2.6 million in interest income on non-accrual loans during 2012 compared to $2.2 million in 2011 and $566,000 in 2010. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2012, 2011 and 2010 totaled $2.4 million, $5.9 million and $10.5 million, respectively. Average impaired loans outstanding during the years ended December 31, 2012, 2011 and 2010 totaled $66.4 million, $71.0 million and $120.6 million, respectively.

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due.

When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of December 31, 2012, $17.2 million of our non-accrual loans were earning on a cash basis. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

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

At December 31, 2012, we had $3.7 million in loans past due 90 days and still accruing interest. Of this total, $454,000 are loans guaranteed as to both interest and principal by the USDA. In addition, $2.8 million are premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of December 31, 2012 we have $10.4 million in loans considered restructured that are not on nonaccrual. These loans have $599,000 in unfunded commitments at December 31, 2012. Of the nonaccrual loans at December 31, 2012, $19.6 million met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with modified terms in calendar years after the year of the restructuring.

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At December 31, 2012 and 2011, we had $10.9 million and $18.2 million, respectively, in loans of this type which were not included in either non-accrual or 90 days past due categories.

The table below presents a summary of the activity related to OREO (in thousands):

	Year ended December 31
	2012	2011	2010
Beginning balance	$34,077	$42,261	$27,264
Additions	3,434	22,180	29,559
Sales	(14,637)	(23,566)	(6,058)
Valuation allowance for OREO	(4,488)	(3,922)	(6,587)
Direct write-downs	(2,395)	(2,876)	(1,917)

Ending balance	$15,991	$34,077	$42,261

The following table summarizes the assets held in OREO at December 31, 2012 (in thousands):

OREO:
Unimproved commercial real estate lots and land	$3,116
Undeveloped land and residential lots	8,820
Multifamily lots and land	501
Single-family residences	2,453
Other	1,101

Total OREO	$15,991

When foreclosure occurs, fair value, which is generally based on appraised values, may result in partial charge-off of a loan upon taking property, and so long as the property is retained, reductions in appraised values will result in valuation adjustments taken as non-interest expense. In addition, if the decline in value is believed to be permanent and not just driven by market conditions, a direct write-down to the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure related to the appraised values during that holding period. During the year ended December 31, 2012, we recorded $6.9 million in valuation expense. Of the $6.9 million, $4.5 million related to increases to the valuation allowance, and $2.4 million related to direct write-downs.

Summary of Loan Loss Experience

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. We recorded a provision for credit losses of $11.5 million for the year ended December 31, 2012, $28.5 million for the year ended December 31, 2011, and $53.5 million for the year ended December 31, 2010. The amount of reserves and provision required to support the reserve generally increased in 2010 as a result of credit deterioration in our loan portfolio driven by negative changes in national and regional economic conditions and the impact of those conditions on the financial condition of borrowers and the values of assets, including real estate assets, pledged as collateral. However, in 2012 and 2011 we experienced improvements in credit quality, which resulted in decreases in the levels of reserves and provision. We experienced improvements in all credit quality ratios during 2012, and we expect to see some continued improvement in credit quality in 2013.

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

The reserve for credit losses, which includes a liability for losses on unfunded commitments, totaled $78.2 million at December 31, 2012, $72.8 million at December 31, 2011 and $73.4 million at December 31, 2010. The total reserve percentage decreased to 1.15% at year-end 2012 from 1.31% and 1.56% of loans held for investment at December 31, 2011 and 2010, respectively. The total reserve percentage had increased in 2010 as a result of the effects of national and regional economic conditions on borrowers and values of assets pledged as collateral. The combined reserve is starting to trend down as we recognize losses on loans for which there were specific or general allocations of reserves and see improvement in our overall credit quality. The overall reserve for loan losses continued to result from consistent application of the loan loss reserve methodology as described above. At December 31, 2012, we believe the reserve is sufficient to cover all expected losses in the portfolio and has been derived from consistent application of the methodology described above. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, our estimate of expected losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

The table below presents a summary of our loan loss experience for the past five years (in thousands except percentage and multiple data):

Year Ended December 31
2012	2011	2010	2009	2008
Reserve for loan losses:
Beginning balance	$70,295	$71,510	$67,931	$45,365	$31,686
Loans charged-off:
Commercial	6,708	8,518	27,723	4,000	7,395
Real estate — construction	—	—	12,438	6,508	1,866
Real estate — term	899	21,275	9,517	4,696	4,168
Consumer	49	317	216	502	193
Equipment leases	204	1,218	1,555	4,022	12
Total charge-offs	7,860	31,328	51,449	19,728	13,634
Recoveries:
Commercial	832	1,188	176	124	759
Real estate — construction	10	248	1	13	—
Real estate — term	812	350	138	53	47
Consumer	33	9	4	28	13
Equipment leases	108	383	158	54	79

Total recoveries	1,795	2,178	477	272	898

Net charge-offs	6,065	29,150	50,972	19,456	12,736
Provision for loan losses	10,107	27,935	54,551	42,022	26,415

Ending balance	$74,337	$70,295	$71,510	$67,931	$45,365

Reserve for off-balance sheet credit losses:
Beginning balance	$2,462	$1,897	$2,948	$1,470	$1,135
Provision (benefit) for off-balance sheet credit losses	1,393	565	(1,051)	1,478	335

Ending balance	$3,855	$2,462	$1,897	$2,948	$1,470

Total reserve for credit losses	$78,192	$72,757	$73,407	$70,879	$46,835
Total provision for credit losses	$11,500	$28,500	$53,500	$43,500	$26,750
Reserve for loan losses to loans held for investment(2)	1.10%	1.26%	1.52%	1.52%	1.16%
Net charge-offs to average loans(2)	0.10%	0.58%	1.14%	0.46%	0.35%
Total provision for credit losses to average loans(2)	0.19%	0.56%	1.20%	1.04%	0.73%
Recoveries to total charge-offs	22.84%	6.95%	0.93%	1.38%	6.59%
Reserve for off-balance sheet credit losses to off- balance sheet credit commitments	0.14%	0.14%	0.14%	0.24%	0.10%
Combined reserves for credit losses to loans held for investment(2)	1.15%	1.31%	1.56%	1.59%	1.16%
Non-performing assets:
Non-accrual loans(1) (5)	$55,833	$54,580	$112,090	$95,625	$47,499
OREO(4)	15,991	34,077	42,261	27,264	25,904
Other repossessed assets	42	1,516	451	162	25

Total	$71,866	$90,173	$154,802	$123,051	$73,428

Restructured loans	$10,407	$25,104	$4,319	$—	$—
Loans past due 90 days and still accruing(3)	$3,674	$5,467	$6,706	$6,081	$4,115
Reserve as a percent of non-performing loans	1.3	x	1.3	x	.6	x	.7	x	1.0	x

1)

The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $2.4 million, $5.9 million and $10.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

2)	Excludes loans held for sale.

3)	At December 31, 2012, 2011 and 2010, loans past due 90 days and still accruing includes premium finance loans of $2.8 million, $2.5 million and $3.3 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

4)	At December 31, 2012, 2011 and 2010, OREO balance is net of $5.6 million, $10.7 million and $12.9 million valuation allowance, respectively.

5)	As of December 31, 2012, 2011 and 2010, non-accrual loans included $19.6 million, $13.8 million and $26.5 million, respectively, in loans that met the criteria for restructured.

Loan Loss Reserve Allocation

	December 31
	2012		2011		2010			2009			2008
(in thousands except percentage data)	Reserve	% of Loans(1)	Reserve	% of Loans(1)	Reserve		% of Loans(1)	Reserve		% of Loans(1)	Reserve		% of Loans(1)
Loan category:
Commercial	$21,547	60%	$17,337	59%	$15,918		55%	$33,269		55%	$23,348		56%
Construction	12,097	11%	7,845	8%		7,336	6%		10,974	15%		7,563	17%
Real estate	30,893	28%	33,721	32%		38,049	37%		14,874	28%		10,518	24%
Consumer	226	0%	223	—		306	—		1,258	—		1,095	1%
Equipment leases	2,460	1%	2,356	1%		5,405	2%		2,960	2%		1,790	2%
Unallocated	7,114	—	8,813	—		4,496	—		4,596	—		1,051	—

Total	$74,337	100%	$70,295	100%		$71,510	100%		$67,931	100%		$45,365	100%

(1)	Excludes loans held for sale.

As our credit quality has improved during 2012, increases in the reserve allocated to loan categories are due primarily to growth in the overall loan portfolio. We have traditionally maintained an unallocated reserve component to allow for uncertainty in economic and other conditions affecting the quality of the loan portfolio. The unallocated portion of our loan loss reserve has decreased since December 31, 2011. We believe the level of unallocated reserves at December 31, 2012 continues to be warranted due to the ongoing weak economic environment which has produced more frequent losses, including those resulting from fraud by borrowers. Our methodology used to calculate the allowance considers historical losses, however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy. In addition, a substantial portion of losses realized over the past several years related to commercial real estate loans. Continuing uncertainty and illiquidity in the commercial real estate market has produced and continues to cause material changes in appraised values that can influence our impairment calculations on currently impaired loans and on pass-rated loans that may experience weakness if economic conditions and valuations do not stabilize.

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

During the year ended December 31, 2012, we maintained an average securities portfolio of $117.4 million compared to an average portfolio of $157.1 million for the same period in 2011 and $222.7 million for the same period in 2010. At December 31, 2012 and 2011, the portfolios were primarily comprised of mortgage-backed securities. Of the mortgage-backed securities, substantially all are guaranteed by U.S. government agencies. Our portfolio included no impaired securities during 2012 and 2011.

Our net unrealized gain on the securities portfolio value decreased due to the reduction in balances held from a net gain of $7.3 million, which represented 5.32% of the amortized cost, at December 31, 2011, to a net gain of $5.0 million, which represented 5.29% of the amortized cost, at December 31, 2012. During 2011, the unrealized gain on the securities portfolio value decreased, also as a result of the reduced balances held, from a net gain of $8.2 million, which represented 4.65% of the amortized cost, at December 31, 2010, to a net gain of $7.3 million, which represented 4.65% of the amortized cost, at December 31, 2011. Changes in value reflect changes in market interest rates and the total balance of securities.

The average expected life of the mortgage-backed securities was 1.6 years at December 31, 2012 and 1.7 years at December 31, 2011. The effect of possible changes in interest rates on our earnings and equity is discussed under “Interest Rate Risk Management.”

The following presents the amortized cost and fair values of the securities portfolio at December 31, 2012, 2011 and 2010 (in thousands):

	At December 31
	2012			2011		2010
	Amortized Cost		Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
Mortgage-backed securities	$57,342		$61,581	$84,363	$90,083	$126,838	$133,724
Corporate securities		5,000	5,080	5,000	5,225	5,000	5,000
Municipals		25,300	25,894	29,577	30,742	37,841	39,085
Equity securities(1)		7,519	7,640	7,506	7,660	7,506	7,615
Other		—	—	10,000	10,000	—	—

Total available-for-sale securities	$95,161		$100,195	$136,446	$143,710	$177,185	$185,424

(1)	Equity securities consist of Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands except percentage data):

	At December 31, 2012
	Less Than One Year		After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Mortgage-backed securities:(1)
Amortized cost	$656		$5,698	$23,111	$27,877		$57,342
Estimated fair value		690	6,113	24,948	29,830		61,581
Weighted average yield(3)		4.20%	5.29%	4.86%	3.41%		4.19%
Corporate securities:
Amortized cost		—	5,000	—	—		5,000
Estimated fair value		—	5,080	—	—		5,080
Weighted average yield(3)		—	7.38%	—	—		7.38%
Municipals:(2)
Amortized cost		6,575	16,448	2,277	—		25,300
Estimated fair value		6,646	16,895	2,353	—		25,894
Weighted average yield(3)		5.75%	5.66%	6.01%	—		5.72%
Equity securities:
Amortized cost		7,519	—	—	—		7,519
Estimated fair value		7,640	—	—	—		7,640

Total available-for-sale securities:
Amortized cost						$95,161

Estimated fair value						$100,195

Available-for-sale:
Mortgage-backed securities:(1)
Amortized cost		$13	$10,420	$31,502	$42,428		$84,363
Estimated fair value		13	11,095	33,745	45,230		90,083
Weighted average yield(3)		6.50%	4.85%	4.71%	3.79%		4.26%
Corporate securities:
Amortized cost		—	5,000	—	—		5,000
Estimated fair value		—	5,225	—	—		5,225
Weighted average yield(3)		—	7.38%	—	—		7.38%
Municipals:(2)
Amortized cost		4,184	18,980	6,413	—		29,577
Estimated fair value		4,213	19,784	6,745	—		30,742
Weighted average yield(3)		5.36%	5.51%	5.86%	—		5.57%
Equity securities:(4)
Amortized cost		7,506	—	—	—		7,506
Estimated fair value		7,660	—	—	—		7,660
Other securities:
Amortized cost		10,000	—	—	—		10,000
Estimated fair value		10,000	—	—	—		10,000
Weighted average yield(3)		0.10%	—	—	—		0.10%

Total available-for-sale securities:
Amortized cost							$136,446

Estimated fair value							$143,710

(1)	Actual maturities may differ significantly from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The average expected life of the mortgage-backed securities was 1.6 years at December 31, 2012.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

(4)	These equity securities do not have a stated maturity.

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

At December 31, 2012 and 2011, we did not have any investment securities in an unrealized loss position.

Deposits

We compete for deposits by offering a broad range of products and services to our customers. While this includes offering competitive interest rates and fees, the primary means of competing for deposits is convenience and service to our customers. However, our strategy to provide service and convenience to customers does not include a large branch network. Our bank offers thirteen banking centers, courier services and online banking. BankDirect, the Internet division of our bank, serves its customers on a 24 hours-a-day/7 days-a-week basis solely through Internet banking.

Average deposits for the year ended December 31, 2012 increased $1.1 billion compared to the same period of 2011. Average demand deposits, interest bearing transaction deposits and savings deposits increased by $469.2 million, $360.9 million and $363.1 million, respectively, while time deposits (including deposits in foreign branches) decreased $110.7 million during the year ended December 31, 2012 as compared to the same period of 2011. The average cost of deposits decreased in 2012 mainly due to our focused effort to reduce rates paid on deposits.

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

The following table discloses our average deposits for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Average Balances
	2012	2011	2010
Non-interest bearing	$1,984,171	$1,515,021	$1,116,260
Interest bearing transaction	752,040	391,100	437,674
Savings	2,765,089	2,401,997	2,142,541
Time deposits	530,816	562,654	913,616
Deposits in foreign branches	411,891	490,703	401,155

Total average deposits	$6,444,007	$5,361,475	$5,011,246

As with our loan portfolio, most of our deposits are from businesses and individuals in Texas, particularly the Dallas metropolitan area. As of December 31, 2012, approximately 82% of our deposits originated out of our Dallas metropolitan banking centers. Uninsured deposits at December 31, 2012 were 50% of total deposits, compared to 43% of total deposits at December 31, 2011 and 50% of total deposits at December 31, 2010. The presentation for 2012, 2011 and 2010 does reflect combined ownership, but does not reflect all of the account styling that would determine insurance based on FDIC regulations.

At December 31, 2012, we had $327.1 million in interest bearing time deposits of $100,000 or more in foreign branches related to our Cayman Islands branch. All deposits in the Cayman Branch come from U.S. based customers of our Bank. Deposits do not originate from foreign sources, and funds transfers neither come from nor go to facilities outside of the U.S. All deposits are in U.S. dollars.

Maturity of Domestic CDs and Other Time Deposits in Amounts of $100,000 or More

	December 31
(In thousands)	2012	2011	2010
Months to maturity:
3 or less	$147,840	$302,319	$406,616
Over 3 through 6	77,770	95,474	179,438
Over 6 through 12	96,219	118,649	153,173
Over 12	70,909	34,887	43,197

Total	$392,738	$551,329	$782,424

Liquidity and Capital Resources

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the years ended December 31, 2012 and 2011, our principal source of funding has been our customer deposits, supplemented by short-term borrowings primarily from federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings.

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

	December 31
	2012	2011
Deposits from core customers	$7,440.8	$5,391.1
Deposits from core customers as a percent of total deposits	100.0%	97.0%
Brokered deposits	$—	$165.1
Brokered deposits as a percent of total deposits	0.0%	3.0%
Average deposits from core customers	$6,336.0	$5,344.2
Average deposits from core customers as a percent of average total deposits	98.3%	99.7%
Average brokered deposits	$108.0	$17.3
Average brokered deposits as a percent of average total deposits	1.7%	0.3%

We have access to sources of brokered deposits of not less than an additional $3.5 billion. Customer deposits (total deposits minus brokered CDs) at December 31, 2012 increased $2.0 billion from December 31, 2011.

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

	2012				2011			2010
	Balance		Rate(4)	Maximum Outstanding at Any Month End	Balance	Rate(4)	Maximum Outstanding at Any Month End	Balance	Rate(4)	Maximum Outstanding at Any Month End

Federal funds purchased (5)	$273,179		0.26%	$	$412,249	0.27%	$	$283,781	0.32%	$
Customer repurchase agreements (1)		23,936	0.04%		23,801	0.06%		10,920	0.05%
Treasury, tax and loan notes (2)		—	—		—	—		3,100	0.00%
FHLB borrowings (3)		1,650,046	0.09%		1,200,066	0.14%		86	2.21%
Fed borrowings		—	—		132,000	0.75%		—	—
Subordinated notes		111,000	6.50%		—	—		—	—
Trust preferred subordinated debentures		113,406	2.24%		113,406	2.48%		113,406	2.23%

Total borrowings	$2,171,567			$2,432,945	$1,881,522		$1,986,324	$411,293		$653,665

(1)	Securities pledged for customer repurchase agreements were $23.9 million, $28.3 million and $21.6 million at December 31, 2012, 2011 and 2010, respectively.

(2)	Securities pledged for treasury, tax and loan notes were $5.7 million and $7.4 million at December 31, 2011 and 2010, respectively.

(3)	FHLB borrowings are collateralized by a blanket floating lien of certain real estate loans and also certain pledged securities. The weighted-average interest rate for the years ended December 31, 2012, 2011 and 2010 was 0.16%, 0.11% and 0.14%, respectively. The average balance of FHLB borrowings for the years ended December 31, 2012, 2011 and 2010 was $1.2 billion, $462.5 million and $10.9 million, respectively.

(4)	Interest rate as of period end.

(5)	The weighted-average interest rate on federal funds purchased for the years ended December 31, 2012, 2011 and 2010 was 0.28%, 0.25% and 0.44%, respectively. The average balance of federal funds purchased for the years ended December 31, 2012, 2011 and 2010 was $350.8 million, $238.5 million and $247.8 million, respectively.

The following table summarizes our other borrowing capacities in excess of balances outstanding (in thousands):

	2012	2011	2010
FHLB borrowing capacity relating to loans	$267,542	$4,524	$869,089
FHLB borrowing capacity relating to securities	33,204	15,909	120,823

Total FHLB borrowing capacity	$300,746	$20,433	$989,912

Unused federal funds lines available from commercial banks	$706,000	$390,720	$482,460

Our FHLB borrowing capacity increased during the year as the blanket floating lien was expanded to include certain of our loans held for sale.

From time to time, we borrow funds on an overnight basis from the Federal Reserve. During 2012, we did so on a total of twelve such occasions when loans held for sale balances surged at the end of certain months before the expansion of availability from the FHLB. At December 31, 2012, no borrowings from the Fed were outstanding. Fed borrowings for the year ended December 31, 2012 averaged $7.1 million.

In connection with the FDIC’s Temporary Liability Guarantee Program (“TLGP”), we had the capacity to issue up to $1.1 billion in indebtedness which was guaranteed by the FDIC for a limited period of time. The notes were issued prior to October 31, 2009 and had maturities no later than December 31, 2012. As of December 31, 2010, all of these notes had matured.

At December 31, 2012, we had an existing non-revolving amortizing line of credit with $35.0 million of unused capacity. Subsequent to December 31, 2012, we modified the line of credit to increase the capacity to $50.0 million that matures on September 30, 2013, but may be extended to March 31, 2014. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. As of December 31, 2012, no borrowings were outstanding.

From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued fixed and/or floating rate Capital Securities in various private offerings totaling $113.4 million. As of December 31, 2012, the details of the trust preferred subordinated debentures are summarized below (in thousands):

	Texas Capital Bancshares Statutory Trust I	Texas Capital Bancshares Statutory Trust II	Texas Capital Bancshares Statutory Trust III	Texas Capital Bancshares Statutory Trust IV	Texas Capital Bancshares Statutory Trust V

Date issued	November 19, 2002	April 10, 2003	October 6, 2005	April 28, 2006	September 29, 2006
Capital securities issued	$ 10,310	$ 10,310	$ 25,774	$ 25,774	$ 41,238
Floating or fixed rate	Floating	Floating	Fixed/Floating(1)	Floating	Floating
securities
Interest rate on subordinated debentures	3 month LIBOR + 3.35%	3 month LIBOR + 3.25%	3 month LIBOR + 1.51%	3 month LIBOR + 1.60%	3 month LIBOR + 1.71%
Maturity date	November 2032	April 2033	December 2035	June 2036	September 2036

(1)	Interest rate is a fixed rate of 6.19% for five years through December 15, 2010, and a floating rate of interest for the remaining 25 years that resets quarterly to 1.51% above the three-month LIBOR.

After deducting underwriter’s compensation and other expenses of each offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on all trust preferred subordinated debentures are deductible for federal income tax purposes. As of December 31, 2012, the weighted average quarterly rate on the trust preferred subordinated debentures was 2.33%, compared to 2.43% average for all of 2012, and 2.27% for all of 2011.

Our equity capital averaged $713.2 million for the year ended December 31, 2012 as compared to $568.1 million in 2011 and $516.0 million in 2010. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.

On January 27, 2010, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. Incorporated, pursuant to which we may, from time to time, offer and sell shares of our common stock, having aggregate gross sales proceeds of up to $40,000,000. Sales of the shares were made by means of brokers’ transactions on or through the NASDAQ Global Select Market at market prices prevailing at the time of the sale or as otherwise agreed to by us and Morgan Stanley. During the year ended December 31, 2010 we sold 734,835 shares at an average price of $17.58. Net proceeds on the sales are approximately $12.5 million and are being used for general corporate purposes. While the program remains in place, no sales under this program have been made since July 2010.

On August 1, 2012 we completed a sale of 2.3 million shares of our common stock in a public offering. Net proceeds from the sale totaled $87.0 million. The additional equity is being used for general corporate purposes and additional capital to support continued loan growth at our bank.

On September 21, 2012, we issued $111.0 million of subordinated notes. The notes mature in September 2042 and bear interest at a rate of 6.50% per annum, payable quarterly. The proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The indenture contains customary financial covenants and restrictions.

During the fourth quarter of 2012, we filed a Registration Statement on Form S-3 with the SEC which was effective October 25, 2012. The registration statement covers issuances of up to $250.0 million of debt or equity securities. At December 31, 2012, we had no issuances related to this registration statement.

Our capital ratios remain above the levels required to be well capitalized and have been enhanced with the additional capital raised since 2008 and, based on historical policy, should allow us to grow organically with the addition of loan and deposit relationships.

Our actual and minimum required capital amounts and actual ratios are as follows (in thousands, except percentage data):

	Regulatory Capital Adequacy
	December 31, 2012		December 31, 2011
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Company
Actual	$1,112,924	12.12%	$774,360	10.56%
Minimum required	734,385	8.00%	586,615	8.00%
Excess above minimum	378,539	4.12%	187,745	2.56%
Bank
Actual	$948,328	10.34%	$741,595	10.12%
To be well-capitalized	917,449	10.00%	733,140	10.00%
Minimum required	733,959	8.00%	586,512	8.00%
Excess above well-capitalized	30,880	0.34%	8,455	0.12%
Excess above minimum	214,369	2.34%	155,083	2.12%
Tier 1 capital (to risk-weighted assets):
Company
Actual	$923,677	10.06%	$701,534	9.57%
Minimum required	367,192	4.00%	293,307	4.00%
Excess above minimum	556,485	6.06%	408,227	5.57%
Bank
Actual	$800,081	8.72%	$668,769	9.12%
To be well-capitalized	550,470	6.00%	439,884	6.00%
Minimum required	366,980	4.00%	293,256	4.00%
Excess above well-capitalized	249,611	2.72%	228,885	3.12%
Excess above minimum	433,101	4.72%	375,513	5.12%
Tier 1 capital (to average assets):
Company
Actual	$923,677	9.41%	$701,534	8.78%
Minimum required	392,649	4.00%	319,482	4.00%
Excess above minimum	531,028	5.41%	382,052	4.78%
Bank
Actual	$800,081	8.16%	$668,769	8.37%
To be well-capitalized	490,541	5.00%	399,283	5.00%
Minimum required	392,433	4.00%	319,427	4.00%
Excess above well-capitalized	309,540	3.16%	269,486	3.37%
Excess above minimum	407,648	4.16%	349,342	4.37%

Commitments and Contractual Obligations

The following table presents, as of December 31, 2012, significant fixed and determinable contractual obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

(In thousands)	Note Reference	Within One Year		After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Deposits without a stated maturity(1)	7		$6,685,418	$—	$—	$—	$6,685,418
Time deposits(1)	7		680,322	72,246	2,729	89	755,386
Federal funds purchased(1)	8		273,179	—	—	—	273,179
Customer repurchase agreements(1)	8		23,936	—	—	—	23,936
FHLB borrowings(1)	8		1,650,000	—	46	—	1,650,046
Operating lease obligations(1) (2)	16		10,197	10,101	27,655	37,332	85,285
Subordinated notes(1)	8		—	—	—	111,000	111,000
Trust preferred subordinated debentures(1)	8,9		—	—	—	113,406	113,406

Total contractual obligations(1)		$9,323,052		$82,347	$30,430	$261,827	$9,697,656

(1)	Excludes interest.

(2)	Non-balance sheet item.

Off-Balance Sheet Arrangements

The contractual amount of our financial instruments with off-balance sheet risk expiring by period at December 31, 2012 is presented below (in thousands):

	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Commitments to extend credit	$808,297	$1,430,814	$385,232	$24,111	$2,648,454
Standby and commercial letters of credit	73,881	8,933	615	—	83,429

Total financial instruments with off-balance sheet risk	$882,178	$1,439,747	$385,847	$24,111	$2,731,883

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

New Accounting Standards

See Note 24 – New Accounting Standards in the accompanying notes to the consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

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

Interest Rate Risk Management

Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of December 31, 2012, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Interest Rate Sensitivity Gap Analysis

December 31, 2012

(in thousands)	0-3 mo Balance		4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Securities(1)	$22,251		$36,087	$21,849	$20,008		$100,195
Total variable loans		8,765,393	22,421	20,906	20,939		8,829,659
Total fixed loans		591,421	280,247	197,294	102,423		1,171,385

Total loans(2)		9,356,814	302,668	218,200	123,362		10,001,044

Total interest sensitive assets	$9,379,065		$338,755	$240,049	$143,370		$10,101,239

Liabilities
Interest bearing customer deposits	$4,479,352		$—	$—	$—		$4,479,352
CDs & IRAs		160,362	190,651	72,246	2,818		426,077

Total interest bearing deposits		4,639,714	190,651	72,246	2,818		4,905,429

Repo, FF, FHLB, Fed borrowings		1,947,115	—	46	—		1,947,161
Subordinated notes		—	—	—	111,000		111,000
Trust preferred subordinated debentures		—	—	—	113,406		113,406

Total borrowings		1,947,115	—	46	224,406		2,171,567

Total interest sensitive liabilities	$6,586,829		$190,651	$72,292	$227,224		$7,076,996

GAP	$2,792,236		$148,104	$167,757	$(83,854)		$—
Cumulative GAP		2,792,236	2,940,340	3,108,097	3,024,243		3,024,243

Demand deposits						$2,535,375
Stockholders’ equity							836,242

Total						$3,371,617

(1)	Securities based on fair market value.
(2)	Loans include loans held for sale and are stated at gross.

The table above sets forth the balances as of December 31, 2012 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.

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

The two “shock test” scenarios assume a sustained parallel 200 basis point increase or decrease, respectively, in interest rates. As short-term rates continue to remain low, we could not assume interest rate changes of any amount as the results of the decreasing rates scenario would not be meaningful. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	200 bp Increase December 31, 2012	200 bp Increase December 31, 2011
Change in net interest income	$56,242	$25,368

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Texas Capital Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Texas Capital Bancshares, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Capital Bancshares, Inc. at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

Dallas, Texas

February 21, 2013

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands except per share data)	2012	2011
Assets
Cash and due from banks	$111,938	$79,248
Interest-bearing deposits	94,410	31,310
Securities, available-for-sale	100,195	143,710
Loans held for sale	3,175,272	2,080,081
Loans held for sale from discontinued operations	302	393
Loans held for investment (net of unearned income)	6,785,535	5,572,371
Less: Allowance for loan losses	74,337	70,295

Loans held for investment, net	6,711,198	5,502,076
Premises and equipment, net	11,445	11,457
Accrued interest receivable and other assets	316,201	268,863
Goodwill and intangible assets, net	19,883	20,480

Total assets	$10,540,844	$8,137,618

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$2,535,375	$1,751,944
Interest bearing	4,576,120	3,324,040
Interest bearing in foreign branches	329,309	480,273

Total deposits	7,440,804	5,556,257
Accrued interest payable	650	599
Other liabilities	91,581	82,909
Federal funds purchased	273,179	412,249
Repurchase agreements	23,936	23,801
Other borrowings	1,650,046	1,332,066
Subordinated notes	111,000	—
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	9,704,602	7,521,287
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares — 10,000,000
Issued shares — no shares issued at December 31, 2011 and 2010	—	—
Common stock, $.01 par value:
Authorized shares — 100,000,000
Issued shares — 40,727,996 and 37,666,708 at December 31, 2012 and 2011, respectively	407	376
Additional paid-in capital	450,116	349,458
Retained earnings	382,455	261,783
Treasury stock (shares at cost: 417 at December 31, 2012 and 2011)	(8)	(8)
Accumulated other comprehensive income, net of taxes	3,272	4,722

Total stockholders’ equity	836,242	616,331

Total liabilities and stockholders’ equity	$10,540,844	$8,137,618

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER

COMPREHENSIVE INCOME

	Year ended December 31
(In thousands except per share data)	2012	2011	2010
Interest income
Interest and fees on loans	$393,548	$314,753	$270,003
Securities	4,688	6,458	9,481
Federal funds sold	13	37	210
Deposits in other banks	208	352	116

Total interest income	398,457	321,600	279,810
Interest expense
Deposits	13,644	14,950	33,309
Federal funds purchased	979	602	1,097
Repurchase agreements	13	10	10
Other borrowings	2,149	528	48
Subordinated notes	2,037	—	—
Trust preferred subordinated debentures	2,756	2,573	3,672

Total interest expense	21,578	18,663	38,136

Net interest income	376,879	302,937	241,674
Provision for credit losses	11,500	28,500	53,500

Net interest income after provision for credit losses	365,379	274,437	188,174
Non-interest income
Service charges on deposit accounts	6,605	6,480	6,392
Trust fee income	4,822	4,219	3,846
Bank owned life insurance (BOLI) income	2,168	2,095	1,889
Brokered loan fees	17,596	11,335	11,190
Swap fees	4,909	1,935	1,266
Other	6,940	6,168	7,680

Total non-interest income	43,040	32,232	32,263
Non-interest expense
Salaries and employee benefits	121,456	100,535	85,298
Net occupancy expense	14,852	13,657	12,314
Marketing	13,449	11,109	5,419
Legal and professional	17,557	14,996	11,837
Communications and technology	11,158	9,608	8,511
FDIC insurance assessment	5,568	7,543	9,202
Allowance and other carrying costs for OREO	9,075	9,586	10,404
Litigation settlement expense	4,000	—	—
Other	22,729	21,167	20,503

Total non-interest expense	219,844	188,201	163,488

Income from continuing operations before income taxes	188,575	118,468	56,949
Income tax expense	67,866	42,366	19,626

Income from continuing operations	120,709	76,102	37,323
Loss from discontinued operations (after-tax)	(37)	(126)	(136)

Net income	$120,672	$75,976	$37,187

Basic earnings per common share
Income from continuing operations	$3.09	$2.04	$1.02
Net income	$3.09	$2.03	$1.02
Diluted earnings per common share
Income from continuing operations	$3.01	$1.99	$1.00
Net income	$3.00	$1.98	$1.00
Other comprehensive income
Change in unrealized gain on available-for-sale securities arising during period, before tax	$(2,231)	$(974)	$(1,246)
Income tax benefit related to unrealized loss on available-for-sale securities	(781)	(341)	(436)

Other comprehensive loss net of tax	(1,450)	(633)	(810)

Comprehensive income	$119,222	$75,343	$36,377

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(In thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total
Balance at December 31, 2009	—	$—	35,919,941	$359	$326,224	$148,620	(417)	$(8)	$6,165	$481,360
Comprehensive income:
Net income	—	—	—	—	—	37,187	—	—	—	37,187
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $436	—	—	—	—	—	—	—	—	(810)	(810)
Total comprehensive income										36,377
Tax expense related to exercise of stock-based awards	—	—	—	—	621	—	—	—	—	621
Stock-based compensation expense recognized in earnings	—	—	—	—	6,770	—	—	—	—	6,770
Issuance of stock related to stock-based awards	—	—	302,328	3	863	—	—	—	—	866
Issuance of common stock	—	—	734,835	7	12,470	—	—	—	—	12,477
Purchase of non-controlling interest of bank owned
subsidiary	—	—	—	—	(10,152)	—	—	—	—	(10,152)

Balance at December 31, 2010	—	—	36,957,104	369	336,796	185,807	(417)	(8)	5,355	528,319
Comprehensive income:
Net income	—	—	—	—	—	75,976	—	—	—	75,976
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $341	—	—	—	—	—	—	—	—	(633)	(633)
Total comprehensive income										75,343
Tax expense related to exercise of stock-based awards	—	—	—	—	3,139	—	—	—	—	3,139
Stock-based compensation expense recognized in earnings	—	—	—	—	7,340	—	—	—	—	7,340
Issuance of stock related to stock-based awards	—	—	709,604	7	2,183	—	—	—	-	2,190

Balance at December 31, 2011	—	—	37,666,708	376	349,458	261,783	(417)	(8)	4,722	616,331
Comprehensive income:
Net income	—	—	—	—	—	120,672	—	—	—	120,672
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $781	—	—	—	—	—	—	—	—	(1,450)	(1,450)
Total comprehensive income										119,222
Tax expense related to exercise of stock-based awards	—	—	—	—	7,769	—	—	—	—	7,769
Stock-based compensation expense recognized in earnings	—	—	—	—	5,578	—	—	—	—	5,578
Issuance of stock related to stock-based awards	—	—	761,288	8	347	—	—	—	—	355
Issuance of common stock	—	—	2,300,000	23	86,964	—	—	—	—	86,987

Balance at December 31, 2012	—	$—	40,727,996	$407	$450,116	$382,455	(417)	$(8)	$3,272	$836,242

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
(In thousands)	2012	2011	2010
Operating activities
Net income from continuing operations	$120,709	$76,102	$37,323
Adjustments to reconcile net income from continuing operations to net cash used in operating activities:
Provision for credit losses	11,500	28,500	53,500
Deferred tax benefit/(expense)	(3,131)	(6,682)	(5,613)
Depreciation and amortization	4,782	5,364	6,821
Amortization and accretion on securities	38	78	139
Bank owned life insurance (BOLI) income	(2,168)	(2,095)	(1,889)
Stock-based compensation expense	12,018	7,340	6,770
Tax benefit from stock option exercises	7,769	3,139	621
Excess tax benefits from stock-based compensation arrangements	(22,197)	(8,970)	(1,774)
Originations of loans held for sale	(51,110,692)	(27,234,509)	(22,859,900)
Proceeds from sales of loans held for sale	50,015,503	26,348,634	22,359,195
(Gain) loss on sale of assets	(917)	(80)	93
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(56,679)	(59,508)	(24,287)
Accrued interest payable and other liabilities	3,066	32,694	25,207

Net cash used in operating activities of continuing operations	(1,020,399)	(809,993)	(403,794)
Net cash provided by/(used in) operating activities of discontinued operations	54	(29)	(128)

Net cash used in operating activities	(1,020,345)	(810,022)	(403,922)
Investing activities
Purchases of available-for-sale securities	(13)	(10,000)	—
Maturities and calls of available-for-sale securities	14,260	8,240	4,425
Principal payments received on available-for-sale securities	27,000	42,421	74,895
Net increase in loans held for investment	(1,220,626)	(890,753)	(303,618)
Purchase of premises and equipment, net	(3,538)	(3,286)	(3,832)
Proceeds from sale of foreclosed assets	14,921	23,329	5,980
Cash paid for acquisition	—	(11,482)	(10,152)

Net cash used in investing activities of continuing operations	(1,167,996)	(841,531)	(232,302)
Financing activities
Net increase in deposits	1,884,547	100,856	1,334,676
Proceeds from issuance of stock related to stock-based awards	355	2,190	866
Proceeds from issuance of common stock	86,987	—	12,477
Net increase (decrease) in other borrowings	318,115	1,341,761	(362,404)
Excess tax benefits from stock-based compensation arrangements	22,197	8,970	1,774
Net increase (decrease) in federal funds purchased	(139,070)	128,468	(296,738)
Issuance of subordinated notes	111,000	—	—

Net cash provided by financing activities of continuing operations	2,284,131	1,582,245	690,651

Net increase (decrease) in cash and cash equivalents	95,790	(69,308)	54,427
Cash and cash equivalents at beginning of period	110,558	179,866	125,439

Cash and cash equivalents at end of period	$206,348	$110,558	$179,866

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$21,527	$20,643	$38,025
Cash paid during the period for income taxes	69,095	32,127	27,134
Non-cash transactions:
Transfers from loans/leases to OREO and other repossessed assets	3,489	24,327	29,559

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for possible loan losses, the fair value of stock-based compensation awards, the fair values of financial instruments and the status of contingencies are particularly susceptible to significant change in the near term.

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

All securities are available-for-sale as of December 31, 2012 and 2011.

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

Loans Held for Sale

We purchase legal ownership interests in mortgage loans for sale in the secondary market through our mortgage warehouse lending division. The ownership interests are purchased from unaffiliated mortgage originators who are seeking additional funding through sale of the undivided ownership interests to facilitate their ability to originate loans. The mortgage originator has no obligation to offer and we have no obligation to purchase these interests. The originator closes mortgage loans consistent with underwriting standards established by approved investors, and, at the time of the sale to the investor, our ownership interest and that of the originator are delivered by us to the investor selected by the originator and approved by us. We typically purchase up to a 99% ownership interest with the originator financing the remaining percentage. These loans are held by us for an interim period, usually less than 30 days and more typically 10-20 days. Accordingly, because we intend to sell the loans, they are classified as held for sale and are carried at the lower of cost or fair value, determined on an individual loan basis. Because of conditions in agreements with originators designed to reduce transaction risks, under the form-based rules of Accounting Standards Codification 860, Transfers and Servicing of Financial Assets (“ASC 860”), the ownership interests do not qualify as participating interests. Under ASC 860, the ownership interests are deemed to be loans to the originators. Because we have an actual, legal ownership interest in the underlying residential mortgage loan, these interests are not extensions of credit to the originators that are secured by the mortgage loans as collateral.

Due to market conditions or events of default by the investor or the originator, we could be required to purchase the remaining interests in the underlying mortgage loans and transfer them to our loans held for investment portfolio at fair value. Mortgage loans transferred to our loans held for investment portfolio could require future allocations of the allowance for loan losses or be subject to charge off in the event the loans become impaired.

We sell participations in our ownership interests to other financial institutions. These qualify as participating interests under ASC 860 and are appropriately netted from our loans held for sale balance on the balance sheet.

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

Repossessed Assets

Repossessed assets, which are included in other assets on the balance sheet, consist of collateral that has been repossessed. Collateral that has been repossessed is recorded at fair value less selling costs through a charge to the allowance for loan losses, if necessary. Write-downs are provided for subsequent permanent declines in value and are recorded in other non-interest expense.

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

Accumulated Other Comprehensive Income

Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income (loss), net. Accumulated comprehensive income (loss), net for the three years ended December 31, 2012 is reported in the accompanying consolidated statements of changes in stockholders’ equity.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per common share is based on net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period excluding non-vested stock. Diluted earnings per common share include the dilutive effect of stock options and non-vested stock awards granted using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 14 – Earnings Per Share.

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

(2)	Securities

The following is a summary of securities (in thousands):

	December 31, 2012
	Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$57,342		$4,239	$—	$61,581
Corporate securities		5,000	80	—	5,080
Municipals		25,300	594	—	25,894
Equity securities(1)		7,519	121	—	7,640

	$95,161		$5,034	$—	$100,195

	December 31, 2011
	Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$84,363		$5,720	$—	$90,083
Corporate securities		5,000	225	—	5,225
Municipals		29,577	1,165	—	30,742
Equity securities(1)		7,506	154	—	7,660
Other		10,000	-	—	10,000

	$136,446		$7,264	$—	$143,710

(1)	Equity securities consist of Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands, except percentage data):

	December 31, 2012
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$656	$5,698	$23,111	$27,877		$57,342
Estimated fair value	690	6,113	24,948	29,830		61,581
Weighted average yield(3)	4.20%	5.29%	4.86%	3.41%		4.19%
Corporate securities:
Amortized cost	—	5,000	—	—		5,000
Estimated fair value	—	5,080	—	—		5,080
Weighted average yield(3)	—	7.38%	—	—		7.38%
Municipals:(2)
Amortized cost	6,575	16,448	2,277	—		25,300
Estimated fair value	6,646	16,895	2,353	—		25,894
Weighted average yield(3)	5.75%	5.66%	6.01%	—		5.72%
Equity securities:(4)
Amortized cost	7,519	—	—	—		7,519
Estimated fair value	7,640	—	—	—		7,640
Total available-for-sale securities:
Amortized cost					$95,161

Estimated fair value					$100,195

	December 31, 2011
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$13	$10,420	$31,502	$42,428		$84,363
Estimated fair value	13	11,095	33,745	45,230		90,083
Weighted average yield(3)	6.50%	4.85%	4.71%	3.79%		4.26%
Corporate securities:
Amortized cost	—	5,000	—	—		5,000
Estimated fair value	—	5,225	—	—		5,225
Weighted average yield(3)	—	7.38%	—	—		7.38%
Municipals:(2)
Amortized cost	4,184	18,980	6,413	—		29,577
Estimated fair value	4,213	19,784	6,745	—		30,742
Weighted average yield(3)	5.36%	5.51%	5.86%	—		5.57%
Equity securities:(4)
Amortized cost	7,506	—	—	—		7,506
Estimated fair value	7,660	—	—	—		7,660
Other:(3)
Amortized cost	10,000	—	—	—		10,000
Estimated fair value	10,000	—	—	—		10,000
Weighted average yield	0.10%	—	—	—		0.10%
Total available-for-sale securities:

Amortized cost						$136,446

Estimated fair value						$143,710

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The average expected life of the mortgage-backed securities was 1.6 years at December 31, 2012.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

(4)	These equity securities do not have a stated maturity.

Securities with carrying values of approximately $45,449,000 and $95,573,000 were pledged to secure certain borrowings and deposits at December 31, 2012 and 2011, respectively. See Note 8 for discussion of securities securing borrowings. Of the pledged securities at December 31, 2012 and 2011, approximately $21,500,000 and $67,247,000, respectively, were pledged for certain deposits.

At December 31, 2012 and 2011 we did not have any investment securities in an unrealized loss position.

Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income (loss), net. We had comprehensive income of $119.2 million for the year ended December 31, 2012 and comprehensive income of $75.3 million for the year ended December 31, 2011. Comprehensive income during the years ended December 31, 2012 and 2011 included a net after-tax loss of $1.5 million and $633,000, respectively, due to changes in the net unrealized gains/losses on securities available-for-sale.

(3)	Loans

Loans held for investment are summarized by category as follows (in thousands):

	December 31
	2012	2011
Commercial	$4,106,419	$3,275,150
Construction	737,637	422,026
Real estate	1,892,451	1,819,251
Consumer	19,493	24,822
Equipment leases	69,470	61,792

Gross loans held for investment	6,825,470	5,603,041
Deferred income (net of direct origination costs)	(39,935)	(30,670)
Allowance for loan losses	(74,337)	(70,295)

Total loans held for investment, net	6,711,198	5,502,076
Loans held for sale	3,175,272	2,080,081

Total	$9,886,470	$7,582,157

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

Real Estate Loans.    A portion of our real estate loan portfolio is comprised of loans secured by properties other than market risk or investment-type real estate. Market risk loans are real estate loans where the primary source of repayment is expected to come from the sale or lease of the real property collateral. We generally provide temporary financing for commercial and residential property. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Our real estate loans generally have maximum terms of five to seven years, and we provide loans with both floating and fixed rates. We generally avoid long-term loans for commercial real estate held for investment. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Appraised values may be highly variable due to market conditions and the impact of the inability of potential purchasers and lessees to obtain financing and lack of transactions at comparable values.

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

Loans Held for Sale. Our loans held for sale consist of ownership interests purchased in single-family residential mortgages funded through our warehouse lending group. These loans are typically on our balance sheet for 10 to 20 days or less. We have agreements with mortgage lenders and purchase interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans. Loans held for sale as of December 31, 2012 are net of $436.0 million of participations sold.

As of December 31, 2012, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.

At December 31, 2012, we had a blanket floating lien based on certain real estate loans used as collateral for FHLB borrowings.

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

The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and nonaccrual status as of December 31, 2012 and 2011 (in thousands):

	Commercial	Construction	Real Estate	Consumer	Leases	Total
December 31, 2012
Grade:
Pass	$4,013,538	$703,673	$1,816,027	$19,436	$68,327	$6,621,001
Special mention	33,137	11,957	12,461	—	919	58,474
Substandard-accruing	44,371	4,790	40,897	—	104	90,162
Non-accrual	15,373	17,217	23,066	57	120	55,833

Total loans held for investment	$4,106,419	$737,637	$1,892,451	$19,493	$69,470	$6,825,470

	Commercial	Construction	Real Estate	Consumer	Leases	Total
December 31, 2011
Grade:
Pass	$3,185,625	$385,639	$1,717,434	$24,453	$57,255	$5,370,406
Special mention	30,872	5,064	32,413	50	3,952	72,351
Substandard-accruing	45,740	10,204	49,601	6	153	105,704
Non-accrual	12,913	21,119	19,803	313	432	54,580

Total loans held for investment	$3,275,150	$422,026	$1,819,251	$24,822	$61,792	$5,603,041

The following table details activity in the reserve for loan losses by portfolio segment for the years ended December 31, 2012 and 2011. Allocation of a portion of the reserve to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial	Construction	Real Estate	Consumer	Leases	Unallocated	Total
December 31, 2012 (in thousands)
Beginning balance	$17,337	$7,845	$33,721	$223	$2,356	$8,813	$70,295
Provision for loan losses	10,086	4,242	(2,741)	19	200	(1,699)	10,107
Charge-offs	6,708	—	899	49	204	—	7,860
Recoveries	832	10	812	33	108	—	1,795

Net charge-offs (recoveries)	5,876	(10)	87	16	96	—	6,065

Ending balance	$21,547	$12,097	$30,893	$226	$2,460	$7,114	$74,337

Period end amount allocated to:
Loans individually evaluated for impairment	$2,983	$14	$899	$16	$18	$—	$3,930
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Ending balance	$2,983	$14	$899	$16	$18	$—	$3,930

	Commercial	Construction	Real Estate	Consumer	Leases	Unallocated	Total
December 31, 2011 (in thousands)
Beginning balance	$15,918	$7,336	$38,049	$306	$5,405	$4,496	$71,510
Provision for loan losses	8,749	261	16,597	225	(2,214)	4,317	27,935
Charge-offs	8,518	—	21,275	317	1,218	—	31,328
Recoveries	1,188	248	350	9	383	—	2,178

Net charge-offs (recoveries)	7,330	(248)	20,925	308	835	—	29,150

Ending balance	$17,337	$7,845	$33,721	$223	$2,356	$8,813	$70,295

Period end amount allocated to:
Loans individually evaluated for impairment	$3,124	$298	$1,732	$52	$65	$—	$5,271
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Ending balance	$3,124	$298	$1,732	$52	$65	$—	$5,271

We have traditionally maintained an unallocated reserve component to allow for uncertainty in economic and other conditions affecting the quality of the loan portfolio. The unallocated portion of our loan loss reserve has decreased since December 31, 2011. We believe the level of unallocated reserves at December 31, 2012 is warranted due to the ongoing weak economic environment which has produced more frequent losses, including those resulting from fraud by borrowers. Our methodology used to calculate the allowance considers historical losses, however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy. In addition, a substantial portion of losses realized over the past several years related to commercial real estate loans. Continuing uncertainty and illiquidity in the commercial real estate market has produced and continues to cause material changes in appraised values that can influence our impairment calculations on currently impaired loans and on pass-rated loans that may experience weakness if economic conditions and valuations do not stabilize.

Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. We recognized $2.6 million in interest income on non-accrual loans during 2012 compared to $2.2 million in 2011 and $566,000 in 2010. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2012, 2011 and 2010 totaled $2.4 million, $5.9 million and $10.5 million, respectively. As of December 31, 2012, $17.2 million of our non-accrual loans were earning on a cash basis. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The table below summarizes our non-accrual loans by type and purpose as of December 31, 2012 (in thousands):

Commercial
Business loans	$15,373
Construction
Market risk	17,217
Real estate
Market risk	11,054
Commercial	8,617
Secured by 1-4 family	3,395
Consumer	57
Leases	120

Total non-accrual loans	$55,833

As of December 31, 2012, non-accrual loans included in the table above included $19.6 million related to loans that met the criteria for restructured.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. In accordance with FASB ASC 310 Receivables, we have included accruing TDRs in our impaired loan totals. The following tables detail our impaired loans, by portfolio class as of December 31, 2012 and 2011 (in thousands):

December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$2,938	$2,938	$—	$1,409	$—
Construction
Market risk	17,217	17,217	—	18,571	677
Real estate
Market risk	9,061	9,061	—	7,944	—
Commercial	6,604	6,604	—	6,451	—
Secured by 1-4 family	2,632	2,632	—	1,827	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—

Total impaired loans with no allowance recorded	$38,452	$38,452	$—	$36,202	$677

With an allowance recorded:
Commercial
Business loans	$12,435	$18,391	$2,983	$15,484	$—
Construction
Market risk	962	962	14	321	—
Real estate
Market risk	11,439	11,439	535	11,811	—
Commercial	2,013	2,013	89	671	—
Secured by 1-4 family	763	763	275	1,632	—
Consumer	57	57	16	59	—
Leases	120	120	18	182	—

Total impaired loans with an allowance recorded	$27,789	$33,745	$3,930	$30,160	$—

Combined:
Commercial
Business loans	$15,373	$21,329	$2,983	$16,893	$—
Construction
Market risk	18,179	18,179	14	18,892	677
Real estate
Market risk	20,500	20,500	535	19,755	—
Commercial	8,617	8,617	89	7,122	—
Secured by 1-4 family	3,395	3,395	275	3,459	—
Consumer	57	57	16	59	—
Leases	120	120	18	182	—

Total impaired loans	$66,241	$72,197	$3,930	$66,362	$677

December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$1,716	$10,378	$—	$1,697	$—
Construction
Market risk	19,236	19,236	—	19,315	291
Real estate
Market risk	5,711	11,217	—	7,064	—
Commercial	4,575	4,575	—	5,111	—
Secured by 1-4 family	—	—	—	899	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—

Total impaired loans with no allowance recorded	$31,238	$45,406	$—	$34,086	$291

With an allowance recorded:
Commercial
Business loans	$11,197	$11,197	$3,124	$11,056	$—
Construction
Market risk	1,883	1,882	298	1,916	—
Real estate
Market risk	30,533	34,275	1,131	19,146	—
Commercial	1,809	1,809	271	730	—
Secured by 1-4 family	2,279	2,279	330	1,465	—
Consumer	313	313	52	310	—
Leases	432	432	65	2,328	—

Total impaired loans with an allowance recorded	$48,446	$52,187	$5,271	$36,951	$—

Combined:
Commercial
Business loans	$12,913	$21,575	$3,124	$12,753	$—
Construction
Market risk	21,119	21,118	298	21,231	291
Real estate
Market risk	36,244	45,492	1,131	26,210	—
Commercial	6,384	6,384	271	5,841	—
Secured by 1-4 family	2,279	2,279	330	2,364	—
Consumer	313	313	52	310	—
Leases	432	432	65	2,328	—

Total impaired loans	$79,684	$97,593	$5,271	$71,037	$291

Average impaired loans outstanding during the years ended December 31, 2012, 2011 and 2010 totaled $66.4 million, $71.0 million and $120.6 million respectively.

The table below provides an age analysis of our past due loans that are still accruing as of December 31, 2012 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total(1)
Commercial
Business loans	$13,659	$2,102	$3,279	$19,040	$3,223,325	$3,242,365
Energy	1,834	—	—	1,834	846,847	848,681
Construction
Market risk	590	1,734	208	2,532	713,666	716,198
Secured by 1-4 family	124	—	—	124	4,098	4,222
Real estate
Market risk	7,847	2,469	66	10,382	1,486,687	1,497,069
Commercial	—	—	—	—	296,987	296,987
Secured by 1-4 family	811	—	38	849	74,480	75,329
Consumer	195	45	83	323	19,113	19,436
Leases	195	—	—	195	69,155	69,350

Total loans held for investment	$25,255	$6,350	$3,674	$35,279	$6,734,358	$6,769,637

(1)	Loans past due 90 days and still accruing includes premium finance loans of $2.8 million. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or either forgiveness of either principal or accrued interest. As of December 31, 2012, we have $10.4 million in loans considered restructured that are not on nonaccrual. These loans have $599,000 in unfunded commitments at December 31, 2012. Of the nonaccrual loans at December 31, 2012, $19.6 million met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with modified terms in calendar years after the year of the restructure.

The following tables summarize, as of December 31, 2012 and 2011, loans that have been restructured during 2012 and 2011 (in thousands):

December 31, 2012
	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Commercial business loans	3	$7,140	$7,103
Real estate market risk	2	1,726	1,147
Real estate — 1-4 family	1	1,424	1,393

Total new restructured loans in 2012	6	$10,290	$9,643

December 31, 2011
	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Commercial business loans	3	$2,140	$1,829
Construction market risk	1	2,620	1,882
Real estate market risk	9	43,374	30,193
Real estate — 1-4 family	1	1,217	1,327

Total new restructured loans in 2011	14	$49,351	$35,231

The restructured loans generally include terms to temporarily place loan on interest only, extend the payment terms or reduce the interest rate. We have not forgiven any principal on the above loans. The $647,000 million decrease in the post-restructuring recorded investment compared to the pre-restructuring recorded investment is due to paydowns. At December 31, 2012, $9.4 million of the above loans restructured in 2012 are on non-accrual. The restructuring of the loans did not have a significant impact on our allowance for loan losses at December 31, 2012 or 2011.

The following table provides information on how loans were modified as a TDR during the year ended December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Extended maturity	$1,913	$11,152
Adjusted payment schedule	1,393	19,806
Combination of maturity extension and payment schedule adjustment	6,337	3,855
Other	—	418

Total	$9,643	$35,231

As of December 31, 2012, none of the loans that were restructured within the last 12 months have subsequently defaulted.

(4)	OREO and Valuation Allowance for Losses on OREO

The table below presents a summary of the activity related to OREO (in thousands):

	Year ended December 31
	2012	2011	2010
Beginning balance	$34,077	$42,261	$27,264
Additions	3,434	22,180	29,559
Sales	(14,637)	(23,566)	(6,058)
Valuation allowance for OREO	(4,488)	(3,922)	(6,587)
Direct write-downs	(2,395)	(2,876)	(1,917)

Ending balance	$15,991	$34,077	$42,261

(5)	Goodwill and Other Intangible Assets

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

In November 2009, we acquired another premium finance company and recorded a total intangible asset of $2.3 million. Of this total, $224,000 was allocated to goodwill, $1.9 million to customer relationships and $162,000 to trade name. The $1.9 million customer relationship intangible will be amortized over 14 years and the $162,000 intangible related to the trade name will be amortized over 5 years.

Goodwill and other intangible assets at December 31, 2012 and 2011 are summarized as follows (in thousands):

	Gross Goodwill and Intangible Assets	Accumulated Amortization	Net Goodwill and Intangible Assets
December 31, 2012
Goodwill	$14,416	$(374)	$14,042
Intangible assets—customer relationships and trademarks	7,996	(2,155)	5,841

Total goodwill and intangible assets	$22,412	$(2,529)	$19,883

December 31, 2011
Goodwill	$14,416	$(374)	$14,042
Intangible assets—customer relationships and trademarks	7,996	(1,558)	6,438

Total goodwill and intangible assets	$22,412	$(1,932)	$20,480

Amortization expense related to intangible assets totaled $597,000 in 2012, $485,000 in 2011 and $323,000 in 2010. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2012 is as follows (in thousands):

2013	$596
2014	591
2015	490
2016	393
2017	365
Thereafter	3,406

$5,841

(6) Premises and Equipment

Premises and equipment at December 31, 2012 and 2011 are summarized as follows (in thousands):

	December 31
	2012	2011
Premises	$12,950	$11,967
Furniture and equipment	26,478	24,290

	39,428	36,257
Accumulated depreciation	(27,983)	(24,800)

Total premises and equipment, net	$11,445	$11,457

Depreciation expense for the above premises and equipment was approximately $3,550,000, $3,397,000 and $3,201,000 in 2012, 2011 and 2010, respectively.

(7) Deposits

Deposits at December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Non-interest bearing demand deposits	$2,535,375	$1,751,944
Interest-bearing deposits
Transaction	979,642	448,730
Savings	3,170,401	2,288,804
Time	426,077	586,506
Deposits in foreign branches	329,309	480,273

Total interest-bearing deposits	4,905,429	3,804,313

Total deposits	$7,440,804	$5,556,257

The scheduled maturities of interest bearing time deposits are as follows at December 31, 2012 (in thousands):

2013	$680,322
2014	63,301
2015	8,945
2016	678
2017	2,051
2018 and after	89

$755,386

At December 31, 2012 and 2011, the Bank had approximately $30,310,000 and $25,285,000, respectively, in deposits from related parties, including directors, stockholders, and their related affiliates on terms similar to those from third parties.

At December 31, 2012 and 2011, interest bearing time deposits, including deposits in foreign branches, of $100,000 or more were approximately $719,815,000 and $1,029,352,000, respectively.

(8) Borrowing Arrangements

The following table summarizes our borrowings at December 31, 2012, 2011 and 2010 (in thousands):

	2012		2011		2010
	Balance	Rate(4)	Balance	Rate(4)	Balance	Rate(4)
Federal funds purchased(5)	$273,179	0.26%	$412,249	0.27%	$283,781	0.32%
Customer repurchase agreements(1)	23,936	0.04%	23,801	0.06%	10,920	0.05%
Treasury, tax and loan notes(2)	—	—	—	—	3,100	0.00%
FHLB borrowings(3)	1,650,046	0.09%	1,200,066	0.14%	86	2.21%
Fed borrowings	—	—	132,000	0.75%	—	—
Subordinated notes	111,000	6.50%	—	—	—	—
Trust preferred subordinated debentures	113,406	2.24%	113,406	2.48%	113,406	2.23%

Total borrowings	$2,171,567		$1,881,522		$411,293

Maximum outstanding at any month end	$2,432,945		$1,986,324		$653,665

(1)	Securities pledged for customer repurchase agreements were $23.9 million, $28.3 million and $21.6 million at December 31, 2012, 2011 and 2010, respectively.

(2)	Securities pledged for treasury, tax and loans notes were $5.7 million and $7.4 million at December 31, 2011 and 2010, respectively.
(3)	FHLB borrowings are collateralized by a blanket floating lien of certain real estate loans and also certain pledged securities. The weighted-average interest rate for the years ended December 31, 2012, 2011 and 2010 was 0.16%, 0.11% and 0.14%, respectively. The average balance of FHLB borrowings for the years ended December 31, 2012, 2011 and 2010 was $1.2 billion, $462.5 million and $10.9 million, respectively.
(4)	Interest rate as of period end.
(5)	The weighted-average interest rate on federal funds purchased for the years ended December 31, 2012, 2011 and 2010 was 0.28%, 0.25% and 0.44%, respectively. The average balance of federal funds purchased for the years ended December 31, 2012, 2011 and 2010 was $350.8 million, $238.5 million and $247.8 million, respectively.

The following table summarizes our other borrowing capacities in addition to balances outstanding at December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
FHLB borrowing capacity relating to loans	$267,542	$4,524	$869,089
FHLB borrowing capacity relating to securities	33,204	15,909	120,823

Total FHLB borrowing capacity	$300,746	$20,433	$989,912

Unused federal funds lines available from commercial banks	$706,000	$390,720	$482,460

Our FHLB borrowing capacity increased during the year as the blanket floating lien was expanded to include certain of our loans held for sale.

At December 31, 2012, we had an existing non-revolving amortizing line of credit with $35.0 million of unused capacity. Subsequent to December 31, 2012, we modified the line of credit to increase the capacity to $50.0 million that matures on September 30, 2013, but may be extended to March 31, 2014. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. As of December 31, 2012, no borrowings were outstanding.

The scheduled maturities of our borrowings at December 31, 2012, were as follows (in thousands):

	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Federal funds purchased(1)	$273,179	$—	$—	$—	$273,179
Customer repurchase agreements(1)	23,936	—	—	—	23,936
FHLB borrowings(1)	1,650,000	—	46	—	1,650,046
Subordinated notes(1)	—	—	—	111,000	111,000
Trust preferred subordinated debentures(1)	—	—	—	113,406	113,406

Total borrowings	$1,947,115	$—	$46	$224,406	$2,171,567

(1)	Excludes interest.

(9) Long-Term Debt

From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued fixed and/or floating rate Capital Securities in various private offerings totaling $113.4 million. As of December 31, 2012, the details of the trust preferred subordinated debentures are summarized below (in thousands):

	Texas Capital Bancshares Statutory Trust I	Texas Capital Bancshares Statutory Trust II	Texas Capital Bancshares Statutory Trust III		Texas Capital Bancshares Statutory Trust IV	Texas Capital Bancshares Statutory Trust V
Date issued	November 19, 2002	April 10, 2003	October 6, 2005		April 28, 2006	September 29, 2006
Capital securities issued	$ 10,310	$10,310	$25,774		$25,774	$41,238
Floating or fixed rate securities	Floating	Floating	Fixed/Floating	(1)	Floating	Floating
Interest rate on subordinated debentures	3 month LIBOR + 3.35%	3 month LIBOR + 3.25%	3 month LIBOR + 1.51%		3 month LIBOR + 1.60%	3 month LIBOR + 1.71%
Maturity date	November 2032	April 2033	December 2035		June 2036	December 2036

(1)	Interest rate is a fixed rate of 6.19% for five years through December 15, 2010, and a floating rate of interest for the remaining 25 years that resets quarterly to 1.51% above the three-month LIBOR.

On September 21, 2012, we issued $111.0 million of subordinated notes. The notes mature in September 2042 and bear interest at a rate of 6.50% per annum, payable quarterly. The indenture contains customary financial covenants and restrictions.

After deducting underwriter’s compensation and other expenses of each offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on all long-term debt are deductible for federal income tax purposes.

(10) Income Taxes

We have a gross deferred tax asset of $51.1 million at December 31, 2012, which relates primarily to our allowance for loan losses, OREO valuation reserve, loan origination fees and stock compensation. Management believes it is more likely than not that all of the deferred tax assets will be realized. Our net deferred tax asset is included in other assets in the consolidated balance sheet.

At December 31, 2011, we had a gross deferred tax asset of $49.4 million, which related primarily to our allowance for loan losses, OREO valuation reserve, loan origination fees and stock compensation.

Income tax expense/(benefit) consists of the following for the years ended (in thousands):

	Year ended December 31
	2012	2011	2010
Current:
Federal	$69,092	$47,799	$24,329
State	1,885	1,183	840

Total	$70,977	$48,982	$25,169

Deferred
Federal	$(3,131)	$(6,927)	$(5,248)
State	—	245	(365)

Total	$(3,131)	$(6,682)	$(5,613)

Total expense
Federal	$65,961	$40,872	$19,081
State	1,885	1,428	475

Total	$67,846	$42,300	$19,556

The following table shows the breakdown of total income tax expense for continuing operations and discontinued operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Total expense (benefit):
From continuing operations	$67,866	$42,366	$19,626
From discontinued operations	(20)	(66)	(70)

Total	$67,846	$42,300	$19,556

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31
	2012	2011
Deferred tax assets:
Allowance for credit losses	$27,725	$25,787
Organizational costs/intangibles	—	142
Loan origination fees	8,991	6,432
Stock compensation	5,777	3,776
Mark to market on mortgage loans	245	401
Reserve for potential mortgage loan repurchases	20	19
Non-accrual interest	2,739	5,416
Deferred lease expense	957	811
OREO valuation allowance	3,168	6,074
Other	1,452	526

Total deferred tax assets	51,074	49,384
Deferred tax liabilities:
Loan origination costs	(1,113)	(1,054)
FHLB stock dividends	(97)	(723)
Leases	(9,077)	(11,174)
Depreciation	(1,077)	(1,235)
Unrealized gain on securities	(1,762)	(2,542)
Other	(1,672)	(293)

Total deferred tax liabilities	(14,798)	(17,021)

Net deferred tax asset	$36,276	$32,363

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

We file income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008. We are currently under examination for the 2010 federal tax return.

The reconciliation of income attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

	Year ended December 31
	2012	2011	2010
Tax at U.S. statutory rate	35%	35%	35%
State taxes	1%	1%	1%
Non-deductible expenses	1%	1%	1%
Non-taxable income	(1)%	(1)%	(2)%

Total	36%	36%	35%

(11) Employee Benefits

We have a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan permits our employees to defer a portion of their compensation. Matching contributions may be made in amounts and at times determined by the Company. We contributed approximately $2.7 million, $819,000, and $595,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Employees are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options.

During 2000, we implemented an Employee Stock Purchase Plan (“ESPP”). Employees are eligible for the plan when they have met certain requirements concerning period of credited service and minimum hours worked. Eligible employees may contribute a minimum of 1% to a maximum of 10% of eligible compensation up to the Section 423 of the Internal Revenue Code limit of $25,000. During January 2006, a plan (“2006 ESPP”) was adopted that allocated 400,000 shares to the plan. The 2006 ESPP was approved by stockholders at the 2006 annual meeting. As of December 31, 2012, 2011 and 2010, 85,013, 76,561 and 66,504 shares had been purchased on behalf of the employees under the 2006 ESPP.

As of December 31, 2012, we have three stock option plans, the 1999 Stock Omnibus Plan (“1999 Plan”), the 2005 Long-Term Incentive Plan (“2005 Plan”) and the 2010 Long-Term Incentive Plan (“2010 Plan”). The 1999 Plan is no longer available for grants of equity based compensation; however, options to purchase shares previously issued under the plan will remain outstanding and be subject to administration by our board of directors. Under both the 2005 and 2010 Plans, equity-based compensation grants were made by the board of directors, or its designated committee. Grants are subject to vesting requirements. Under the 2005 and 2010 Plans, we may grant, among other things, nonqualified stock options, incentive stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), cash-based performance units or any combination thereof. Both Plans include grants for employees and directors. Totals shares authorized under the 2005 plan are 1,500,000, with 700,000 authorized under the 2010 Plan. Total shares which may be issued under the 2005 Plan at December 31, 2012, 2011 and 2010 were 26,615, 15,865 and 60,760, respectively. Total shares which may be issued under the 2010 Plan at December 31, 2012, 2011 and 2010 were 363,020, 431,200 and 498,400, respectively.

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

The fair value of the options and stock appreciation rights were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2012	2011	2010
Risk-free rate	0.76%	1.83%	2.26%
Market price volatility factor	0.404	0.414	0.418
Weighted-average expected life of options	5 years	5 years	5 years

Market price volatility and expected life of options is based on historical data and other factors.

A summary of our stock option activity and related information for 2012, 2011 and 2010 is as follows (in thousands, except per share data):

	December 31, 2012		December 31, 2011		December 31, 2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	569,410	$13.02	943,820	$12.62	1,167,736	$12.07
Options exercised	(391,348)	12.74	(374,410)	12.00	(155,366)	8.80
Options forfeited	(4,000)	19.37	—	—	(68,550)	11.33

Options outstanding at year-end	174,062	$13.51	569,410	$13.02	943,820	$12.62

Options vested and exercisable at year-end	174,062	$13.51	569,410	$13.02	943,820	$12.62
Intrinsic value of options vested and exercisable	$5,450,620		$10,015,721		$8,263,646
Weighted average remaining contractual life of options vested and exercisable (in years)		1.15		2.06		2.85
Fair value of shares vested during year	$—		$—		$219,193
Intrinsic value of options exercised	$10,246,387		$5,496,861		$1,619,409
Weighted average remaining contractual life of options currently outstanding (in years)		1.15		2.06		2.85

There was no expense related to stock option awards in 2012 and 2011. We expensed approximately $219,000 in 2010 related to stock option awards. Expenses are calculated utilizing the straight-line method. No stock options were granted in 2010, 2011 or 2012.

In connection with the 2005 Long-term Incentive Plan, stock appreciation rights were issued in 2012, 2011 and 2010. These rights are service-based and generally vest over a period of five years.

	December 31, 2012		December 31, 2011		December 31, 2010
	SARs	Weighted Average Exercise Price	SARs / PSARs	Weighted Average Exercise Price	SARs / PSARs	Weighted Average Exercise Price
SARs outstanding at beginning of year	983,700	$19.56	1,213,257	$19.42	1,206,738	$16.16
SARs granted	36,000	44.94	33,000	24.70	109,500	17.81
SARs exercised	(345,480)	19.44	(236,610)	19.86	(16,000)	15.38
SARs forfeited	(34,000)	24.79	(25,947)	16.56	(86,981)	17.97

SARs outstanding at year-end	640,220	$20.90	983,700	$19.56	1,213,257	$19.42

SARs vested and exercisable at year-end	446,970	$20.41	687,175	$20.29	689,144	$20.48
Weighted average remaining contractual life of
SARs vested		4.25		5.24		5.99
Compensation expense	$704,000		$1,272,000		$1,994,000
Weighted average fair value of SARs granted during 2012, 2011 and 2010 (in years)		$16.21		$9.54		$6.97
Fair value of shares vested during the year	$758,543		$1,612,435		$1,626,811
Weighted average remaining contractual life of
SARs currently outstanding (in years)		5.19		5.95		6.72

As of December 31, 2012, 2011 and 2010, the intrinsic value of SARs vested was $10,910,150, $7,093,144 and $929,900, respectively. As of December 31, 2010 the intrinsic value of SARs vested was negative as the December 31, 2010 market prices were lower than the grant price of the SARs.

The following table summarizes the status of and changes in our nonvested restricted stock units (in thousands, except per share data):

	Non-Vested Stock Awards Outstanding
	Number of Shares	Weighted- Average Grant- Date Fair Value
Balance, January 1, 2010	714,399	$17.04
Granted	365,000	15.72
Vested and issued	(162,394)	18.25
Forfeited	(19,654)	17.82

Balance, December 31, 2010	897,351	14.64
Granted	165,891	24.77
Vested and issued	(364,065)	16.07
Forfeited	(37,685)	18.70

Balance, December 31, 2011	661,492	17.44
Granted	105,000	39.89
Vested and issued	(311,410)	18.82
Forfeited	(43,163)	25.25

Balance, December 31, 2012	411,919	$23.80

The RSUs granted during 2012, 2011 and 2010 generally vest over four to five years. Compensation cost for restricted stock units was $4,875,000, $6,068,000, $4,559,000 for years ended December 31, 2012, 2011 and 2010, respectively. The weighted average remaining contractual life of RSUs currently outstanding is 8.06 years.

In connection with the 2010 Long-term Incentive Plan, a total of 344,127 cash-based performance units were issued in 2012, with a total of 550,584 outstanding at December 31, 2012. Of the units, 304,300 are service-based and vest over a period of five years. Additionally, 246,284 units contain both service and performance based vesting requirements: 25% of the units will vest on the third anniversary of the date of grant, and 75% will vest based on attainment of certain performance metrics developed by our Board of Directors’ HR Committee. The liability method of accounting is used for these units, so expense is based on the current stock price. Compensation cost for the units was $6,440,000 and $522,000 for the years ended December 31, 2012 and 2011, respectively. At December 31, 2012, the weighted average remaining contractual life of the units is 8.79 years.

Total compensation cost for all share-based arrangements, net of taxes, was $3,626,000, $4,771,000 and $4,434,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Total compensation cost for all cash-based arrangements, net of taxes, for the year ended December 31, 2012 and 2011 was $4,186,000 and $339,000, respectively.

Unrecognized stock-based compensation expense related to SAR grants issued through December 31, 2012 is $1.3 million. At December 31, 2012, the weighted average period over which this unrecognized expense is expected to be recognized was 3.0 years. Unrecognized stock-based compensation expense related to RSU grants through December 31, 2012 is $8.2 million. At December 31, 2012, the weighted average period over which this unrecognized expense is expected to be recognized was 3.4 years.

Cash flows from financing activities included $22,197,000, $8,970,000 and $1,774,000 in cash inflows from excess tax benefits related to stock compensation in 2012, 2011 and 2010, respectively. The tax benefit realized from stock options exercised is $7,769,000, $3,139,000 and $621,000 in 2012, 2011 and 2010, respectively.

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

At December 31, 2012 and 2011, commitments to extend credit and standby and commercial letters of credit were as follows (in thousands):

	December 31
	2012	2011
Commitments to extend credit	$2,648,454	$1,730,801
Standby letters of credit	83,429	71,360

(13)	Regulatory Restrictions

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown below, the Company’s capital ratios exceed the regulatory definition of well capitalized as of December 31, 2012 and 2011. As of June 30, 2012, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the notification that management believes have changed the Bank’s category. Based upon the information in its most recently filed call report, the Bank continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action and continues to meet the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total capital (to risk-weighted assets):
Company	$1,112,924	12.12%	$734,385	8.00%	N/A	N/A
Bank	948,328	10.34%	733,959	8.00%	$917,449	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$923,677	10.06%	$367,192	4.00%	N/A	N/A
Bank	800,081	8.72%	366,980	4.00%	$550,470	6.00%
Tier 1 capital (to average assets):
Company	$923,677	9.41%	$392,649	4.00%	N/A	N/A
Bank	800,081	8.16%	392,433	4.00%	$490,541	5.00%
As of December 31, 2011:
Total capital (to risk-weighted assets):
Company	$774,360	10.56%	$586,615	8.00%	N/A	N/A
Bank	741,595	10.12%	586,512	8.00%	$733,140	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$701,534	9.57%	$293,307	4.00%	N/A	N/A
Bank	668,769	9.12%	293,256	4.00%	$439,884	6.00%
Tier 1 capital (to average assets):
Company	$701,534	8.78%	$319,482	4.00%	N/A	N/A
Bank	668,769	8.37%	319,427	4.00%	$399,283	5.00%

Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. No dividends were declared or paid on common stock during 2012, 2011 or 2010.

The required balance at the Federal Reserve at December 31, 2012 and 2011 was approximately $33,141,000 and $28,219,000, respectively.

(14)	Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (in thousands except share data):

	Year ended December
	2012	2011	2010
Numerator:
Net income from continuing operations	$120,709	$76,102	$37,323
Loss from discontinued operations	(37)	(126)	(136)

Net income	$120,672	$75,976	$37,187

Denominator:
Denominator for basic earnings per share—weighted average shares	39,046,340	37,334,743	36,627,329
Effect of employee stock-based awards(1)	645,771	682,694	594,707
Effect of warrants to purchase common stock	473,736	315,640	123,992

Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	40,165,84	38,333,07	37,346,028

Basic earnings per common share from continuing operations	$3.09	$2.04	$1.02

Basic earnings per common share	$3.09	$2.03	$1.02

Diluted earnings per share from continuing operations	$3.01	$1.99	$1.00

Diluted earnings per common share	$3.00	$1.98	$1.00

(1)	Stock options, SARs and RSUs outstanding of 79,500, 98,000 and 978,567 in 2012, 2011 and 2010, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the average market price of the Company’s common stock.

(15)	Fair Value Disclosures

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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include U.S. Treasuries that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include U.S. government and agency mortgage-backed debt securities, corporate securities, municipal bonds, and Community Reinvestment Act funds. This category includes derivative assets and liabilities where values are obtained from independent pricing services.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation. This category also includes impaired loans and OREO where collateral values have been based on third party appraisals; however, due to current economic conditions, comparative sales data typically used in appraisals may be unavailable or more subjective due to lack of market activity.

Assets and liabilities measured at fair value at December 31, 2012 and 2011 are as follows (in thousands):

	Fair Value Measurements Using
December 31, 2012	Level 1	Level 2	Level 3
Available for sale securities:(1)
Mortgage-backed securities	$—	$61,581	$—
Corporate securities	—	5,080	—
Municipals	—	25,894	—
Equity securities	—	7,640	—
Loans(2) (4)	—	—	11,639
OREO(3) (4)	—	—	15,991
Derivative asset(5)	—	28,465	—
Derivative liability(5)	—	(28,465)	—

	Fair Value Measurements Using
December 31, 2011	Level 1	Level 2	Level 3
Available for sale securities:(1)
Mortgage-backed securities	$—	$90,083	$—
Corporate securities	—	5,225	—
Municipals	—	30,742	—
Equity securities	—	7,660	—
Other	—	10,000	—
Loans(2) (4)	—	—	12,448
OREO(3) (4)	—	—	34,077
Derivative asset(5)	—	20,071	—
Derivative liability(5)	—	(20,071)	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(3)	OREO is transferred from loans to OREO at fair value less selling costs.

(4)	Fair value of loans and OREO is measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions

(5)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.

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

Loans

During the year ended December 31, 2012, certain impaired loans were reevaluated and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. The $11.6 million total above includes impaired loans at December 31, 2012 with a carrying value of $12.6 million that were reduced by specific valuation allowance allocations totaling $1.0 million for a total reported fair value of $11.6 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.

OREO

Certain foreclosed assets, upon initial recognition, were valued based on third party appraisals. At December 31, 2012, OREO with a carrying value of $21.6 million was reduced by specific valuation allowance allocations totaling $5.6 million for a total reported fair value of $16.0 million based on valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.

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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$206,348	$206,348	$101,258	$101,258
Securities, available-for-sale	100,195	100,195	143,710	143,710
Loans held for sale	3,175,272	3,175,272	2,080,081	2,080,081
Loans held for sale from discontinued operations	302	302	393	393
Loans held for investment, net	6,711,198	6,714,031	5,502,076	5,506,899
Derivative asset	28,465	28,465	20,071	20,071
Deposits	7,440,804	7,441,240	5,556,257	5,557,062
Federal funds purchased	273,179	273,179	412,249	412,249
Borrowings	1,673,982	1,673,983	1,355,867	1,355,869
Subordinated notes	111,000	112,757	—	—
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liability	28,465	28,465	20,071	20,071

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

Derivatives

The estimated fair value of the interest rate swaps are obtained from independent pricing services, which is characterized as a Level 2 asset in the fair value hierarchy. On a quarterly basis, we independently verify the fair value using an additional independent pricing source.

Deposits

Deposits are characterized as Level 3 liabilities in the fair value hierarchy. The carrying amounts for variable-rate money market accounts approximate their fair value. Fixed-term certificates of deposit fair values are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities.

Federal funds purchased, other borrowings, subordinated notes and trust preferred subordinated debentures

The carrying value reported in the consolidated balance sheet for federal funds purchased and other borrowings approximates their fair value. The fair value of federal funds purchased, other borrowings and trust preferred subordinated debentures are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar borrowings, which is characterized as a Level 3 liability in the fair value hierarchy. The subordinated notes are publicly traded and are valued based on market prices, which is characterized as a Level 2 liability in the fair value hierarchy.

(16)	Commitments and Contingencies

We lease various premises under operating leases with various expiration dates ranging from March 2013 through May 2024. Rent expense incurred under operating leases amounted to approximately $8,993,000, $7,982,000 and $6,916,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Minimum future lease payments under operating leases are as follows (in thousands):

Year ending December 31,	Minimum Payments
2013	$10,197
2014	10,101
2015	9,496
2016	9,099
2017	9,060
2018 and thereafter	37,332

$85,285

(17)	Parent Company Only

Summarized financial information for Texas Capital Bancshares, Inc. – Parent Company Only follows (in thousands):

Balance Sheet

	December 31
	2012	2011
Assets
Cash and cash equivalents	$141,257	$21,004
Investment in subsidiaries	836,204	707,124
Other assets	94,121	12,559

Total assets	$1,071,582	$740,687

Liabilities and Stockholders’ Equity
Other liabilities	$782	$698
Subordinated notes	111,000	—
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	225,188	114,104
Common stock	407	376
Additional paid-in capital	460,268	359,610
Retained earnings	382,455	261,883
Treasury stock	(8)	(8)
Accumulated other comprehensive income	3,272	4,722

Total stockholders’ equity	846,394	626,583

Total liabilities and stockholders’ equity	$1,071,582	$740,687

Statement of Earnings

	Year ended December 31
	2012	2011	2010
Loan income	$1,484	$—	$—
Dividend income	83	77	110
Other income	38	72	128

Total income	1,605	149	238
Interest expense	4,913	2,573	3,672
Salaries and employee benefits	668	618	673
Legal and professional	2,094	1,919	1,269
Other non-interest expense	744	450	453

Total expense	8,419	5,560	6,067

Loss before income taxes and equity in undistributed income of subsidiary	(6,814)	(5,411)	(5,829)
Income tax benefit	(2,435)	(1,887)	(1,989)

Loss before equity in undistributed income of subsidiary	(4,379)	(3,524)	(3,840)
Equity in undistributed income of subsidiary	124,951	79,500	41,027

Net income	$120,572	$75,976	$37,187

Statements of Cash Flows

	Year ended December 31
	2012	2011	2010
	(in thousands)
Operating Activities
Net income	$120,572	$75,976	$37,187
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(124,951)	(79,500)	(41,027)
Increase in other assets	(11,562)	(3,747)	(1,449)
Tax benefit from stock option exercises	7,769	3,139	621
Excess tax benefits from stock-based compensation arrangements	(22,197)	(8,970)	(1,774)
Increase (decrease) in other liabilities	83	262	(24)

Net cash used in operating activities of continuing operations	(30,286)	(12,840)	(6,466)
Investing Activity
Investment in subsidiaries	(70,000)	(66,000)	—

Net cash used in investing activity	(70,000)	(66,000)	—
Financing Activities
Proceeds from sale of stock related to stock-based awards	355	2,190	13,343
Proceeds from sale of stock	86,987	—	—
Issuance of subordinated notes	111,000	—	—
Excess tax benefits from stock-based compensation arrangements	22,197	8,970	1,774

Net cash provided by financing activities	220,539	11,160	15,117

Net increase (decrease) in cash and cash equivalents	120,253	(67,680)	8,651
Cash and cash equivalents at beginning of year	21,004	88,684	80,033

Cash and cash equivalents at end of year	$141,257	$21,004	$88,684

(18)	Related Party Transactions

See Note 7 for a description of deposits with related parties.

(19)	Discontinued Operations

Subsequent to the end of the first quarter of 2007, we and the purchaser of our residential mortgage loan division (“RML”) agreed to terminate and settle the contractual arrangements related to the sale of the division, which had been completed as of the end of the third quarter of 2006. Historical operating results of RML are reflected as discontinued operations in the financial statements.

During 2012, the loss from discontinued operations was $37,000, net of taxes. The 2012 losses are primarily related to continuing legal and salary expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $302,000 in loans held for sale from discontinued operations that are carried at the estimated market value at December 31, 2012, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of December 31, 2012 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.

The results of operations of the discontinued components are presented separately in the accompanying consolidated statements of income for 2012, 2011 and 2010, net of tax, following income from continuing operations. Details are presented in the following tables (in thousands):

	Year ended December 31
	2012	2011	2010
Revenues	$(26)	$58	$36
Expenses	31	250	242

Loss before income taxes	(57)	(192)	(206)
Income tax benefit	(20)	(66)	(70)

Loss from discontinued operations	$(37)	$(126)	$(136)

(20)	Derivative Financial Instruments

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

The notional amounts and estimated fair values of interest rate derivative positions outstanding at December 31, 2012 and 2011 presented in the following table (in thousands):

	December 31, 2012		December 31, 2011
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivative:
Commercial loan/lease interest rate swaps	$523,216	$28,469	$295,914	$20,071
Commercial loan/lease interest rate swaps	(523,216)	(28,469)	(295,914)	(20,071)
Commercial loan/lease interest rate caps	(42,380)	(4)	—	—
Commercial loan/lease interest rate caps	42,380	4	—	—

The weighted-average receive and pay interest rates for interest rate swaps outstanding at December 31, 2012 were as follows:

	Weighted-Average
	Interest Rate Received	Interest Rate Paid
Non-hedging interest rate swaps	4.76%	3.11%

The weighted-average strike rate for outstanding interest rate caps was 2.06% at December 31, 2012.

Our credit exposure on interest rate swaps and caps is limited to the net favorable value and interest payments of all swaps by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, relating to interest rate swaps and caps was approximately $28.5 million at December 31, 2012, all of which relates to bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values. At December 31, 2012, we had $17.1 million in cash collateral pledged for these derivatives included in interest-bearing deposits.

(21)	Stockholders’ Equity

On August 1, 2012 we completed a sale of 2.3 million shares of our common stock in a public offering. Net proceeds from the sale totaled $87.0 million. The additional equity is being used for general corporate purposes, including retirement of $15.0 million of debt and additional capital to support continued loan growth at our bank.

During 2010, we purchased a portion of a non-controlling interest in a consolidated subsidiary that is controlled and majority owned by the Bank. The purchased resulted in a $10.2 million reduction in additional paid-in capital. Prior to the purchase, we owned 90% of the subsidiary and non-controlling interest on our balance sheet was $869,000. Subsequent to this purchase we now control 97% of the subsidiary and the non-controlling interest on our balance sheet at December 31, 2012 is $591,000. Based on an existing agreement with the remaining non-controlling interest, we could purchase the remaining interest in the future based on a multiple of earnings, which could result in a future reduction to additional paid in capital.

On January 27, 2010, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. Incorporated, pursuant to which we may, from time to time, offer and sell shares of our common stock, having aggregate gross sales proceeds of up to $40,000,000. Sales of the shares are being made by means of brokers’ transactions on or through the NASDAQ Global Select Market at market prices prevailing at the time of the sale or as otherwise agreed to by us and Morgan Stanley. As of December 31, 2010 we sold 734,835 shares at an average price of $17.58. Net proceeds on the sales were approximately $12.5 million and were used for general corporate purposes.

(22)	Quarterly Financial Data (unaudited)

The tables below summarize our quarterly financial information for the years December 31, 2012 and 2011 (in thousands except per share and average share data):

	2012 Selected Quarterly Financial Data
	Fourth	Third	Second	First
Interest income	$107,769	$102,011	$95,546	$93,131
Interest expense	6,614	5,156	4,906	4,902

Net interest income	101,155	96,855	90,640	88,229
Provision for credit losses	4,500	3,000	1,000	3,000

Net interest income after provision for credit losses	96,655	93,855	89,640	85,229
Non-interest income	12,836	10,552	10,462	9,190
Non-interest expense	60,074	53,521	53,973	52,276

Income from continuing operations before income taxes	49,417	50,886	46,129	42,143
Income tax expense	17,982	18,316	16,506	15,062

Income from continuing operations	31,435	32,570	29,623	27,081
Loss from discontinued operations (after-tax)	(6)	(34)	(1)	4

Net income	$31,429	$32,536	$29,622	$27,085

Basic earnings per share:
Income from continuing operations	$0.78	$0.82	$0.78	$0.72

Net income	$0.78	$0.82	$0.78	$0.72

Diluted earnings per share:
Income from continuing operations	$0.76	$0.80	$0.76	$0.70

Net income	$0.76	$0.80	$0.76	$0.70

Average shares
Basic	40,446,000	39,618,000	38,013,000	37,795,000

Diluted	41,505,000	40,756,000	39,142,000	38,914,000

	2011 Selected Quarterly Financial Data
(In thousands except per share and average share data)	Fourth	Third	Second	First
Interest income	$92,967	$83,263	$75,259	$70,111
Interest expense	4,820	4,065	4,165	5,613

Net interest income	88,147	79,198	71,094	64,498
Provision for credit losses	6,000	7,000	8,000	7,500

Net interest income after provision for credit losses	82,147	72,198	63,094	56,998
Non-interest income	8,994	7,603	7,951	7,684
Non-interest expense	50,353	46,186	45,263	46,399

Income from continuing operations before income taxes	40,788	33,615	25,782	18,283
Income tax expense	15,043	11,905	9,074	6,344

Income from continuing operations	25,745	21,710	16,708	11,939
Loss from discontinued operations (after-tax)	(5)	(7)	(54)	(60)

Net income	$25,740	$21,703	$16,654	$11,879

Basic earnings per share:
Income from continuing operations	$0.69	$0.58	$0.45	$0.32

Net income	$0.69	$0.58	$0.45	$0.32

Diluted earnings per share:
Income from continuing operations	$0.67	$0.56	$0.44	$0.31

Net income	$0.67	$0.56	$0.43	$0.31

Average shares
Basic	37,549,000	37,412,000	37,281,000	37,091,000

Diluted	38,609,000	38,435,000	38,333,000	38,342,000

(23) Legal Matters

In the fourth quarter of 2012, we recorded a $4.0 million pre-tax charge related to the settlement of a $65.4 million jury verdict that was rendered in August 2011, in rural southeastern Oklahoma. As noted in prior filings, we have attempted to overturn this verdict on post-trial motions and appeal. The case was filed in May 2010 by one of the guarantors of a defaulted loan to an auto dealership in Hugo, Oklahoma, after we already had filed suit in Texas against the debtor and the three co-guarantors to recover the debt, and despite a forum selection clause in the guaranty requiring that any lawsuits be brought in Texas. The guarantor conceded he had signed the guaranty and that the guaranty was valid, but complained that he later had been defrauded because we had failed to notify him about on-going fraud at the dealership. Although he lacked much arguable economic loss, if any, the guarantor repeatedly emphasized to the jury in the Oklahoma case that we were claiming about $6.7 million, plus accumulating interest, on the debt and guaranty in the Texas lawsuit, and that we were asking for those damages to be trebled because of RICO violations. The Oklahoma jury proceeded to award the guarantor a total of $21.8 million in money damages, which was almost exactly three times his estimated prospective liability on his guaranty, and went on to award twice that amount in punitive damages.

In addition to seeking to overturn the Oklahoma jury verdict, we continued to pursue the Texas lawsuit over the guaranty, and in April 2012, we received summary judgment ordering the guarantor to pay us approximately $7 million on the debt. In reaction to these post-trial developments, the guarantor re-asserted the same claims that were the basis for his Oklahoma judgment as counterclaims in the Texas action. We moved for summary judgment against the guarantor on these claims and the guarantor then dismissed those claims with prejudice. We obtained a final judgment on the guaranty and the counterclaims in Texas, and in the fourth quarter of 2012 we moved to dismiss the case and vacate the verdict in Oklahoma on the ground that the final Texas judgment had preclusive effect under the Full Faith and Credit Clause of the U.S. Constitution.

The Oklahoma court ordered a settlement conference, but in advance of that conference the parties conducted a private mediation in December 2012. We reached a confidential settlement under which all litigation against us in the Oklahoma courts and actions by us against the plaintiff in the Texas courts will be dismissed with prejudice. The settlement amount was within policy limits of insurance coverage maintained by the Company, and we are aggressively pursuing claims against the insurance company for more than the pre-tax charge.

(24) New Accounting Standards

ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”) amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 was effective for annual periods beginning after December 15, 2011, and did not have a significant impact on our financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (“ASU 2011-05”) amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 was effective for annual and interim periods beginning after December 15, 2011; however certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 820) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-05 did not have a significant impact on our financial statements.

ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment” (“ASU 2011-08”) amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 was effective of annual and interim impairment tests beginning after December 15, 2011, and did not have a significant impact on our financial statements.

ASU 2011-11, “Balance Sheet (Topic 210) – “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on our financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We have established and maintain disclosure controls and other procedures that are designed to ensure that material information relating to us and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. For the period covered in this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

The Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Texas Capital Bancshares, Inc.

We have audited Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Texas Capital Bancshares Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Texas Capital Bancshares Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Capital Bancshares, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 21, 2013 expressed an unqualified opinion thereon.

Dallas, Texas

February 21, 2013

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 14, 2013, which proxy materials will be filed with the SEC no later than April 4, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 14, 2013, which proxy materials will be filed with the SEC no later than April 4, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 14, 2013, which proxy materials will be filed with the SEC no later than April 4, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 14, 2013, which proxy materials will be filed with the SEC no later than April 4, 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 14, 2013, which proxy materials will be filed with the SEC no later than April 4, 2013.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

(1) All financial statements

Independent Registered Public Accounting Firms’ Report of Ernst & Young LLP

(2) All financial statements required by Item 8

Independent Registered Public Accounting Firms’ Report of Ernst & Young LLP

(3) Exhibits

3.1	Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1 to our registration statement on Form 10 dated August 24, 2001
3.2	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.2 to our registration statement on Form 10 dated August 24, 2001
3.3	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.3 to our registration statement on Form 10 dated August 24, 2001
3.4	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.4 to our registration statement on Form 10 dated August 24, 2001
3.5	Amended and Restated Bylaws of Texas Capital Bancshares, Inc. which is incorporated by reference to Exhibit 3.5 to our registration statement on Form 10 dated August 24, 2001
3.6	First Amendment to Amended and Restated Bylaws of Texas Capital Bancshares, Inc. which is incorporated by reference to Current Report on Form 8-K dated July 18, 2007
4.1	Placement Agreement by and between Texas Capital Bancshares Statutory Trust I and SunTrust Capital Markets, Inc., which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.2	Certificate of Trust of Texas Capital Bancshares Statutory Trust I, dated November 12, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.3	Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, Texas Capital Bancshares, Inc. and Joseph M. Grant, Raleigh Hortenstine III and Gregory B. Hultgren, dated November 19, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.4	Indenture dated November 19, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.5	Guarantee Agreement between Texas Capital Bancshares, Inc. and State Street Bank and Trust of Connecticut, National Association dated November 19, 2002, which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.6	Placement Agreement by and among Texas Capital Bancshares, Inc., Texas Capital Statutory Trust II and Sandler O’Neill & Partners, L.P., which is incorporated by reference to our Current Report Form 8-K dated June 11, 2003
4.7	Certificate of Trust of Texas Capital Statutory Trust II, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.8	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, Texas Capital Bancshares, Inc., and Joseph M. Grant and Gregory B. Hultgren, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.9	Indenture between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.10	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.11	Amended and Restated Declaration of Trust for Texas Capital Statutory Trust III by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Texas Capital Bancshares, Inc. as Sponsor, and the Administrators named therein, dated as of October 6, 2005, which is incorporated by reference to our Current Report on Form 8-K dated October 13, 2005

4.12	Indenture between Texas Capital Bancshares, Inc., as Issuer, and Wilmington Trust Company, as Trustee, for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, dated as of October 6, 2005, which is incorporated by reference to our Current Report on Form 8-K dated October 13, 2005
4.13	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of October 6, 2005, which is incorporated by reference to our Current Report on Form 8-K dated October 13, 2005
4.14	Amended and Restated Declaration of Trust for Texas Capital Statutory Trust IV by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Texas Capital Bancshares, Inc. as Sponsor, and the Administrators named therein, dated as of April 28, 2006, which is incorporated by reference to our Current Report on Form 8-K dated May 3, 2006
4.15	Indenture between Texas Capital Bancshares, Inc., as Issuer, and Wilmington Trust Company, as Trustee, for Floating Rate Junior Subordinated Deferrable Interest Debentures dated as of April 28, 2006, which is incorporated by reference to our Current Report on Form 8-K dated May 3, 2006
4.16	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of April 28, 2006, which is incorporated by reference to our Current Report on Form 8-K dated May 3, 2006
4.17	Amended and Restated Trust Agreement for Texas Capital Statutory Trust V by and among Wilmington Trust Company, as Property Trustee and Delaware Trustee, Texas Capital Bancshares, Inc., as Depositor, and the Administrative Trustees named therein, dated as of September 29, 2006, which is incorporated by reference to our Current Report on Form 8-K dated October 5, 2006
4.18	Junior Subordinated Indenture between Texas Capital Bancshares, Inc. and Wilmington Trust Company, as Trustee, for Floating Rate Junior Subordinated Note dated as of September 29, 2006, which is incorporated by reference to our Current Report on Form 8-K dated October 5, 2006
4.19	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of September 29, 2006, which is incorporated by reference to our Current Report on Form 8-K dated October 5, 2006
4.20	Subordinated Indenture between Texas Capital Bancshares, Inc. and U.S. Bank National Association, as Trustee, dated September 21, 2012, which is incorporated by reference to our Current Report on Form 8-K dated September 18, 2012
10.1	Deferred Compensation Agreement, which is incorporated by reference to Exhibit 10.2 to our registration statement on Form 10-K dated August 24, 2001+
10.2	Amended and Restated Deferred Compensation Agreement Irrevocable Trust dated as of November 2, 2004, by and between Texas Capital Bancshares, Inc. and Texas Capital Bank, National Association, which is incorporated by reference to our Annual Report on Form 10-K dated March 14, 2005.+
10.3	Chairman Emeritus and Consulting Agreement between Joseph M. Grant and Texas Capital Bancshares, Inc., dated April 8, 2008, which is incorporated by reference to our Form 10-Q dated May 2, 2008.+
10.4	Executive Employment Agreement between George F. Jones, Jr. and Texas Capital Bancshares, Inc. dated December 31, 2008, which is incorporated by reference to our Current Report on Form 8-K dated January 6, 2009+
10.5	Executive Employment Agreement between C. Keith Cargill and Texas Capital Bancshares, Inc. dated December 31, 2008, which is incorporated by reference to our Current Report on Form 8-K dated January 6, 2009+

10.6	Executive Employment Agreement between Peter B. Bartholow and Texas Capital Bancshares, Inc. dated December 31, 2008, which is incorporated by reference to our Current Report on Form 8-K dated January 6, 2009+
10.7	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and George F. Jones, Jr., which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.8	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and C. Keith Cargill, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.9	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and Peter B. Bartholow, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.10	Texas Capital Bancshares, Inc. 1999 Omnibus Stock Plan, which is incorporated by reference to Exhibit 4.1 to our registration statement on Form 10 dated August 24, 2001+
10.11	Texas Capital Bancshares, Inc. 2006 Employee Stock Purchase Plan, which is incorporated by reference to our registration statement on Form S-8 dated February 3, 2006+
10.12	Texas Capital Bancshares, Inc. 2005 Long-Term Incentive Plan, which is incorporated by reference to our registration statement on Form S-8 dated June 3, 2005+
10.13	Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan, which is incorporated by reference to our registration statement on Form S-8 dated May 19, 2010+
21	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101	The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements ***

*	Filed herewith

+	Management contract or compensatory plan arrangement

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 21, 2013	TEXAS CAPITAL BANCSHARES, INC.

	By:	/S/ GEORGE F. JONES , JR.
George F. Jones, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 21, 2013	/S/ LARRY L. HELM. Larry L. Helm Chairman of the Board and Director

Date: February 21, 2013	/S/ GEORGE F. JONES, JR. George F. Jones, Jr. President, Chief Executive Officer and Director (principal executive officer)

Date: February 21, 2013	/S/ PETER BARTHOLOW Peter Bartholow Executive Vice President, Chief Financial Officer and Director (principal financial officer)

Date: February 21, 2013	/S/ JULIE ANDERSON Julie Anderson Executive Vice President and Controller (principal accounting officer)

Date: February 21, 2013	/S/ JAMES H. BROWNING James H. Browning Director

Date: February 21, 2013	/S/ PRESTON M. GEREN III Preston M. Geren III Director

Date: February 21, 2013	/S/ JOSEPH M. GRANT Joseph M. Grant Director

Date: February 21, 2013	/S/ FREDERICK B. HEGI, JR. Frederick B. Hegi, Jr. Director

Date: February 21, 2013	/S/ JAMES R. HOLLAND, JR. James R. Holland, Jr. Director

Date: February 21, 2013	/S/ WALTER W. MCALLISTER III Walter W. McAllister III Director

Date: February 21, 2013	/S/ ELYSIA H. RAGUSA Elysia H. Ragusa Director

Date: February 21, 2013	/S/ STEVEN P. ROSENBERG Steven P. Rosenberg Director

Date: February 21, 2013	/S/ GRANT E. SIMS Grant E. Sims Director

Date: February 21, 2013	/S/ ROBERT W. STALLINGS Robert W. Stallings Director

Date: February 21, 2013	/S/ DALE W. TREMBLAY Dale W. Tremblay Director

Date: February 21, 2013	/S/ IAN J. TURPIN Ian J. Turpin Director