Form 10-Q
period 2013-03-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2013-05-09
CIK 1077428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2013

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Small Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

On May 8, 2013, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share	40,781,322

Texas Capital Bancshares, Inc.

Form 10-Q

Quarter Ended March 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME – UNAUDITED

(In thousands except per share data)

	Three months ended March 31,
	2013	2012
Interest income
Loans	$103,182	$91,774
Securities	939	1,307
Federal funds sold	6	1
Deposits in other banks	52	49

Total interest income	104,179	93,131
Interest expense
Deposits	3,245	3,472
Federal funds purchased	212	281
Repurchase agreements	4	3
Other borrowings	213	435
Subordinated notes	1,829	—
Trust preferred subordinated debentures	634	711

Total interest expense	6,137	4,902

Net interest income	98,042	88,229
Provision for credit losses	2,000	3,000

Net interest income after provision for credit losses	96,042	85,229
Non-interest income
Service charges on deposit accounts	1,701	1,604
Trust fee income	1,241	1,114
Bank owned life insurance (BOLI) income	498	521
Brokered loan fees	4,744	3,651
Swap fees	1,652	797
Other	1,445	1,503

Total non-interest income	11,281	9,190
Non-interest expense
Salaries and employee benefits	33,541	29,019
Net occupancy expense	3,857	3,604
Marketing	3,972	2,823
Legal and professional	3,940	3,991
Communications and technology	3,122	2,483
Allowance and other carrying costs for OREO	430	3,342
Other	6,838	7,014

Total non-interest expense	55,700	52,276

Income from continuing operations before income taxes	51,623	42,143
Income tax expense	18,479	15,062

Income from continuing operations	33,144	27,081
Income (loss) from discontinued operations (after-tax)	(1)	4

Net income	33,143	27,085
Preferred stock dividends	81	—

Net income available to common shareholders	$33,062	$27,085

Other comprehensive income
Change in unrealized gain on available-for-sale securities arising during period, before tax	$(725)	$(288)
Income tax benefit related to unrealized gain on available-for-sale securities	(254)	(101)

Other comprehensive loss net of tax	(471)	(187)

Comprehensive income	$32,672	$26,898

Basic earnings per common share
Income from continuing operations	$0.82	$0.72
Net income	$0.82	$0.72
Diluted earnings per common share
Income from continuing operations	$0.80	$0.70
Net income	$0.80	$0.70

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash and due from banks	$80,440	$111,938
Interest-bearing deposits	86,003	94,410
Federal funds sold and securities purchased under resale agreements	25,000	—
Securities, available-for-sale	87,527	100,195
Loans held for sale	2,577,830	3,175,272
Loans held for sale from discontinued operations	301	302
Loans held for investment (net of unearned income)	6,920,011	6,785,535
Less: Allowance for loan losses	75,000	74,337

Loans held for investment, net	6,845,011	6,711,198
Premises and equipment, net	11,249	11,445
Accrued interest receivable and other assets	287,771	316,201
Goodwill and intangible assets, net	19,734	19,883

Total assets	$10,020,866	$10,540,844

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$2,628,446	$2,535,375
Interest bearing	4,739,067	4,576,120
Interest bearing in foreign branches	378,318	329,309

Total deposits	7,745,831	7,440,804

Accrued interest payable	1,013	650
Other liabilities	98,287	91,581
Federal funds purchased	452,998	273,179
Repurchase agreements	35,095	23,936
Other borrowings	450,041	1,650,046
Subordinated notes	111,000	111,000
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	9,007,671	9,704,602

Stockholders’ equity:
Preferred stock	150,000	—
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 40,771,831 and 40,727,996 at March 31, 2013 and December 31, 2012, respectively	408	407
Additional paid-in capital	444,477	450,116
Retained earnings	415,517	382,455
Treasury stock (shares at cost: 417 at March 31, 2013 and December 31, 2012)	(8)	(8)
Accumulated other comprehensive income, net of taxes	2,801	3,272

Total stockholders’ equity	1,013,195	836,242

Total liabilities and stockholders’ equity	$10,020,866	$10,540,844

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income, Net of Taxes	Total
	Shares	Amount	Shares	Amount			Shares	Amount

Balance at December 31, 2011	—	$—	37,666,708	$376	$349,458	$261,783	(417)	$(8)	$4,722	$616,331
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	27,085	—	—	—	27,085
Change in unrealized gain on available-for-sale securities, net of taxes of $101 (unaudited)	—	—	—	—	—	—	—	—	(187)	(187)

Total comprehensive income (unaudited)										26,898
Tax benefit related to exercise of stock-based awards (unaudited)	—	—	—	—	1,521	—	—	—	—	1,521
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	1,952	—	—	—	—	1,952
Issuance of stock related to stock-based awards (unaudited)	—	—	245,763	3	636	—	—	—	—	639

Balance at March 31, 2012 (unaudited)	—	$—	37,912,471	$379	$353,567	$288,868	(417)	$(8)	$4,535	$647,341

Balance at December 31, 2012	—	$—	40,727,996	$407	$450,116	$382,455	(417)	$(8)	$3,272	$836,242
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	33,143	—	—	—	33,143
Change in unrealized gain on available-for-sale securities, net of taxes of $254 (unaudited)	—	—	—	—	—	—	—	—	(471)	(471)

Total comprehensive income (unaudited)										32,672
Tax expense related to exercise of stock-based awards (unaudited)	—	—	—	—	(1,362)	—	—	—	—	(1,362)
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	905	—	—	—	—	905
Issuance of preferred stock (unaudited)	6,000,000	150,000	—	—	(4,922)	—	—	—	—	145,078
Preferred stock dividend (unaudited)	—	—	—	—	—	(81)	—	—	—	(81)
Issuance of stock related to stock-based awards (unaudited)	—	—	43,835	1	(260)	—	—	—	—	(259)

Balance at March 31, 2013 (unaudited)	6,000,000	$150,000	40,771,831	$408	$444,477	$415,517	(417)	$(8)	$2,801	$1,013,195

See accompanying notes to consolidated financial statements

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(In thousands)

	Three months ended March 31,
	2013	2012
Operating activities
Net income from continuing operations	$33,144	$27,081
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	2,000	3,000
Depreciation and amortization	1,225	1,186
Amortization and accretion on securities	7	14
Bank owned life insurance (BOLI) income	(498)	(521)
Stock-based compensation expense	1,944	1,952
Tax benefit (expense) from stock-based award exercises	(1,362)	1,521
Excess tax benefits from stock-based compensation arrangements	3,890	(4,345)
Originations of loans held for sale	(13,173,476)	(10,334,353)
Proceeds from sales of loans held for sale	13,770,918	10,159,156
Gain on sale of assets	(52)	(33)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	27,725	(2,555)
Accrued interest payable and other liabilities	6,200	(5,134)

Net cash provided by (used in) operating activities of continuing operations	671,665	(153,031)
Net cash provided by operating activities of discontinued operations	1	7

Net cash provided by (used in) operating activities	671,666	(153,024)

Investing activities
Purchases of available-for-sale securities	—	(6)
Maturities and calls of available-for-sale securities	6,185	12,420
Principal payments received on available-for-sale securities	5,318	7,167
Net increase in loans held for investment	(135,812)	(221,284)
Purchase of premises and equipment, net	(709)	(885)
Proceeds from sale of foreclosed assets	1,518	1,267

Net cash used in investing activities of continuing operations	(123,500)	(201,321)

Financing activities
Net increase in deposits	305,027	507,301
Proceeds from issuance of stock related to stock-based awards	(259)	639
Proceeds from issuance of preferred stock	145,078	—
Net decrease in other borrowings	(1,188,846)	(82,066)
Excess tax benefits from stock-based compensation arrangements	(3,890)	4,345
Net increase (decrease) in federal funds purchased	179,819	(28,322)

Net cash provided by (used in) financing activities of continuing operations	(563,071)	401,897

Net increase (decrease) in cash and cash equivalents	(14,905)	47,552
Cash and cash equivalents at beginning of period	206,348	101,258

Cash and cash equivalents at end of period	$191,443	$148,810

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,774	$4,608
Cash paid during the period for income taxes	2,694	8,806
Non-cash transactions:
Transfers from loans/leases to OREO and other repossessed assets	—	2,534

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

The consolidated interim financial statements have been prepared without audit. Certain information and footnote disclosures presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make interim financial information not misleading. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC on February 21, 2013 (the “2012 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

All securities are available-for-sale as of March 31, 2013 and December 31, 2012.

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

Loans Held for Sale

We purchase legal ownership interests in mortgage loans for sale in the secondary market through our mortgage warehouse lending division. The ownership interests are purchased from unaffiliated mortgage originators who are seeking additional funding through sale of the undivided ownership interests to facilitate their ability to originate loans. The mortgage originator has no obligation to offer and we have no obligation to purchase these interests. The originator closes mortgage loans consistent with underwriting standards established by approved investors, and, at the time of the sale to the investor, our ownership interest and that of the originator are delivered by us to the investor selected by the originator and approved by us. We typically purchase up to a 99% ownership interest with the originator financing the remaining percentage. These loans are held by us for an interim period, usually less than 30 days and more typically 10-20 days. Accordingly, because we intend to sell the loans, they are classified as held for sale and are carried at the lower of cost or fair value, determined on an individual loan basis. Because of conditions in agreements with originators designed to reduce transaction risks, under the form-based rules of Accounting Standards Codification 860, Transfers and Servicing of Financial Assets (“ASC 860”), the ownership interests do not qualify as participating interests. Under ASC 860, the ownership interests are deemed to be loans to the originator, although we have an actual, legal ownership interest in the underlying residential mortgage loans to individual borrowers.

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

Accumulated Other Comprehensive Income

Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income, net. Accumulated comprehensive income, net for the three months ended March 31, 2013 and 2012 is reported in the accompanying consolidated statements of changes in stockholders’ equity and consolidated statements of income and comprehensive income.

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

(2) EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended March 31,
	2013	2012
Numerator:
Net income from continuing operations	$33,144	$27,081
Preferred stock dividends	81	—

Net income from continuing operations available to common shareholders	33,063	27,081
Income (loss) from discontinued operations	(1)	4

Net income	$33,062	$27,085

Denominator:
Denominator for basic earnings per share - weighted average shares	40,473,857	37,795,230
Effect of employee stock-based awards(1)	456,996	699,271
Effect of warrants to purchase common stock	498,391	419,740

Denominator for dilutive earnings per share - adjusted weighted average shares and assumed conversions	41,429,244	38,914,241

Basic earnings per common share from continuing operations	$0.82	$0.72

Basic earnings per common share	$0.82	$0.72

Diluted earnings per share from continuing operations	$0.80	$0.70

Diluted earnings per common share	$0.80	$0.70

(1)

Stock options, SARs and RSUs outstanding of 46,500 at March 31, 2013 and 6,000 at March 31, 2012 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

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

At March 31, 2013, our net unrealized gain on the available-for-sale securities portfolio value was $4.3 million compared to $5.0 million at December 31, 2012. As indicated by the difference in the gain as a percent of the amortized cost, the reduction in the total unrealized gain was due almost entirely to the reduction in the balances of the securities held.

The following is a summary of securities (in thousands):

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$51,584	$3,779	$—	$55,363
Corporate securities	5,000	—	—	5,000
Municipals	19,115	457	—	19,572
Equity securities(1)	7,519	73	—	7,592

	$83,218	$4,309	$—	$87,527

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$57,342	$4,239	$—	$61,581
Corporate securities	5,000	80	—	5,080
Municipals	25,300	594	—	25,894
Equity securities(1)	7,519	121	—	7,640

	$95,161	$5,034	$—	$100,195

(1)	Equity securities consist of Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands, except percentage data):

	March 31, 2013
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$318	$5,474	$24,808	$20,984	$51,584
Estimated fair value	333	5,830	26,815	22,385	55,363
Weighted average yield(3)	4.16%	5.32%	4.93%	2.94%	4.16%
Corporate securities:
Amortized cost	5,000	—	—	—	5,000
Estimated fair value	5,000	—	—	—	5,000
Weighted average yield(3)	7.38%	0.00%	—	—	7.38%
Municipals:(2)
Amortized cost	8,059	9,854	1,202	—	19,115
Estimated fair value	8,216	10,103	1,253	—	19,572
Weighted average yield(3)	5.58%	5.66%	6.08%	—	5.66%
Equity securities:(4)
Amortized cost	7,519	—	—	—	7,519
Estimated fair value	7,592	—	—	—	7,592

Total available-for-sale securities:
Amortized cost					$83,218

Estimated fair value					$87,527

	December 31, 2012
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$656	$5,698	$23,111	$27,877	$57,342
Estimated fair value	690	6,113	24,948	29,830	61,581
Weighted average yield(3)	4.20%	5.29%	4.86%	3.41%	4.19%
Corporate securities:
Amortized cost	5,000	—	—	—	5,000
Estimated fair value	5,080	—	—	—	5,080
Weighted average yield(3)	7.38%	—	—	—	7.38%
Municipals:(2)
Amortized cost	6,575	16,448	2,277	—	25,300
Estimated fair value	6,646	16,895	2,353	—	25,894
Weighted average yield(3)	5.75%	5.66%	6.01%	—	5.72%
Equity securities:(4)
Amortized cost	7,519	—	—	—	7,519
Estimated fair value	7,640	—	—	—	7,640
Total available-for-sale securities:

Amortized cost					$95,161

Estimated fair value					$100,195

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.
(3)	Yields are calculated based on amortized cost.
(4)	These equity securities do not have a stated maturity.

Securities with carrying values of approximately $72.9 million were pledged to secure certain borrowings and deposits at March 31, 2013. Of the pledged securities at March 31, 2013, approximately $33.4 million were pledged for certain deposits, and approximately $39.5 million were pledged for repurchase agreements.

At March 31, 2013 and December 31, 2012, we did not have any investment securities in an unrealized loss position.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

At March 31, 2013 and December 31, 2012, loans were as follows (in thousands):

	March 31, 2013	December 31, 2012
Commercial	$4,155,683	$4,106,419
Construction	760,964	737,637
Real estate	1,959,808	1,892,451
Consumer	17,464	19,493
Leases	66,603	69,470

Gross loans held for investment	6,960,522	6,825,470
Deferred income (net of direct origination costs)	(40,511)	(39,935)
Allowance for loan losses	(75,000)	(74,337)

Total loans held for investment, net	6,845,011	6,711,198
Loans held for sale	2,577,830	3,175,272

Total	$9,422,841	$9,886,470

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

Loans Held for Sale. Our loans held for sale consist of ownership interests purchased in single-family residential mortgages funded through our warehouse lending group. These loans are typically on our balance sheet for 10 to 20 days or less. We have agreements with mortgage lenders and purchase legal interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans. Loans held for sale as of March 31, 2013 and December 31, 2012 are net of $351.9 million and $436.0 of participations sold, respectively.

As of March 31, 2013, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.

At March 31, 2013, we had a blanket floating lien based on certain real estate loans used as collateral for FHLB borrowings.

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

The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and nonaccrual status as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013
	Commercial	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$4,068,700	$750,496	$1,861,378	$17,427	$65,661	$6,763,662
Special mention	18,366	5,783	20,973	—	766	45,888
Substandard-accruing	47,803	4,685	54,953	—	107	107,548
Non-accrual	20,814	—	22,504	37	69	43,424

Total loans held for investment	$4,155,683	$760,964	$1,959,808	$17,464	$66,603	$6,960,522

December 31, 2012
	Commercial	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$4,013,538	$703,673	$1,816,027	$19,436	$68,327	$6,621,001
Special mention	33,137	11,957	12,461	—	919	58,474
Substandard-accruing	44,371	4,790	40,897	—	104	90,162
Non-accrual	15,373	17,217	23,066	57	120	55,833

Total loans held for investment	$4,106,419	$737,637	$1,892,451	$19,493	$69,470	$6,825,470

The following table details activity in the reserve for loan losses by portfolio segment for the three months ended March 31, 2013 and March 31, 2012. Allocation of a portion of the reserve to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2013
(in thousands)	Commercial	Construction	Real Estate	Consumer	Leases	Unallocated	Total
Beginning balance	$21,547	$12,097	$30,893	$226	$2,460	$7,114	$74,337
Provision for loan losses	3,567	(3,614)	4,183	(24)	(474)	(1,759)	1,879
Charge-offs	1,648	—	105	19	—	—	1,772
Recoveries	397	—	8	30	121	—	556

Net charge-offs (recoveries)	1,251	—	97	(11)	(121)	—	1,216

Ending balance	$23,863	$8,483	$34,979	$213	$2,107	$5,355	$75,000

Period end amount allocated to:
Loans individually evaluated for impairment	$5,069	$—	$812	$15	$10	$—	$5,906
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Ending balance	$5,069	$—	$812	$15	$10	$—	$5,906

March 31, 2012
(in thousands)	Commercial	Construction	Real Estate	Consumer	Leases	Unallocated	Total
Beginning balance	$17,337	$7,845	$33,721	$223	$2,356	$8,813	$70,295
Provision for loan losses	727	1,074	710	67	(29)	(24)	2,525
Charge-offs	462	—	559	—	95	—	1,116
Recoveries	159	—	108	5	16	—	288

Net charge-offs	303	—	451	(5)	79	—	828

Ending balance	$17,761	$8,919	$33,980	$295	$2,248	$8,789	$71,992

Period end amount allocated to:
Loans individually evaluated for impairment	$2,827	$300	$1,298	$55	$61	$—	$4,541
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Ending balance	$2,827	$300	$1,298	$55	$61	$—	$4,541

We have traditionally maintained an unallocated reserve component to allow for uncertainty in economic and other conditions affecting the quality of the loan portfolio. The unallocated portion of our loan loss reserve has decreased since March 31, 2012. We believe the level of unallocated reserves at March 31, 2013 is warranted due to the ongoing weak economic environment which has produced more frequent losses, including those resulting from fraud by borrowers, that do not correlate to historical loss rates for specific product types or credit risk grades. Our methodology used to calculate the allowance considers historical losses, however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy. In addition, a substantial portion of losses realized over the past several years were related to commercial real estate loans. Continuing uncertainty and illiquidity in the commercial real estate market has produced and continues to cause material changes in appraised values that can influence our impairment calculations on currently impaired loans and on pass-rated loans that may experience weakness if economic conditions and valuations do not stabilize.

Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. The table below summarizes our non-accrual loans by type and purpose as of March 31, 2013 (in thousands):

	March 31,	December 31,
	2013	2012
Commercial
Business loans	$17,316	$15,373
Energy loans	3,498	—
Construction
Market risk	—	17,217
Real estate
Market risk	9,679	11,054
Commercial	9,605	8,617
Secured by 1-4 family	3,220	3,395
Consumer	37	57
Leases	69	120

Total non-accrual loans	$43,424	$55,833

As of March 31, 2013, non-accrual loans included in the table above included $16.9 million related to loans that met the criteria for restructured.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. In accordance with FASB ASC 310 Receivables, we have also included all restructured loans in our impaired loan totals. The following tables detail our impaired loans, by portfolio class as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$2,569	$2,569	$—	$2,815	$—
Energy	—	—	—	—	—
Construction
Market risk	729	729	—	11,721	114
Real estate
Market risk	8,744	8,744	—	8,955	—
Commercial	9,039	9,039	—	7,416	—
Secured by 1-4 family	2,591	2,591	—	2,619	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—

Total impaired loans with no allowance recorded	$23,672	$23,672	$—	$33,526	$114

With an allowance recorded:
Commercial
Business loans	$17,286	$20,186	$4,069	$14,052	$—
Energy	3,498	3,498	1,000	1,166	—
Construction
Market risk	—	—	—	641	—
Real estate
Market risk	9,422	9,422	472	10,767	—
Commercial	566	566	88	1,531	—
Secured by 1-4 family	629	629	252	718	—
Consumer	37	37	15	50	—
Leases	69	69	10	103	—

Total impaired loans with an allowance recorded	$31,507	$34,407	$5,906	$29,028	$—

Combined:
Commercial
Business loans	$19,855	$22,755	$4,069	$16,867	$—
Energy	3,498	3,498	1,000	1,166	—
Construction
Market risk	729	729	—	12,362	114
Real estate
Market risk	18,166	18,166	472	19,722	—
Commercial	9,605	9,605	88	8,947	—
Secured by 1-4 family	3,220	3,220	252	3,337	—
Consumer	37	37	15	50	—
Leases	69	69	10	103	—

Total impaired loans	$55,179	$58,079	$5,906	$62,554	$114

December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$2,938	$2,938	$—	$1,409	$—
Construction
Market risk	17,217	17,217	—	18,571	677
Real estate
Market risk	9,061	9,061	—	7,944	—
Commercial	6,604	6,604	—	6,451	—
Secured by 1-4 family	2,632	2,632	—	1,827	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—

Total impaired loans with no allowance recorded	$38,452	$38,452	$—	$36,202	$677

With an allowance recorded:
Commercial
Business loans	$12,435	$18,391	$2,983	$15,484	$—
Construction
Market risk	962	962	14	321	—
Real estate
Market risk	11,439	11,439	535	11,811	—
Commercial	2,013	2,013	89	671	—
Secured by 1-4 family	763	763	275	1,632	—
Consumer	57	57	16	59	—
Leases	120	120	18	182	—

Total impaired loans with an allowance recorded	$27,789	$33,745	$3,930	$30,160	$—

Combined:
Commercial
Business loans	$15,373	$21,329	$2,983	$16,893	$—
Construction
Market risk	18,179	18,179	14	18,892	677
Real estate
Market risk	20,500	20,500	535	19,755	—
Commercial	8,617	8,617	89	7,122	—
Secured by 1-4 family	3,395	3,395	275	3,459	—
Consumer	57	57	16	59	—
Leases	120	120	18	182	—

Total impaired loans	$66,241	$72,197	$3,930	$66,362	$677

Average impaired loans outstanding during the three months ended March 31, 2013 and 2012 totaled $62.6 million and $74.0 million, respectively.

The table below provides an age analysis of our past due loans that are still accruing as of March 31, 2013 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing(1)	Total Past Due	Current	Total
Commercial
Business loans	$15,666	$10,647	$4,400	$30,713	$3,247,226	$3,277,939
Energy	3,334	1,880	—	5,214	851,716	856,930
Construction
Market risk	2,309	—	—	2,309	752,295	754,604
Secured by 1-4 family	—	—	—	—	6,360	6,360
Real estate
Market risk	12,113	15,171	7,942	35,226	1,489,043	1,524,269
Commercial	2,970	—	—	2,970	323,381	326,351
Secured by 1-4 family	243	276	176	695	85,989	86,684
Consumer	—	12	75	87	17,340	17,427
Leases	281	—	21	302	66,232	66,534

Total loans held for investment	$36,916	$27,986	$12,614	$77,516	$6,839,582	$6,917,098

(1)

Loans past due 90 days and still accruing includes premium finance loans of $4.4 million. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date. In addition, the total includes a $7.9 million loan that is expected to pay off during the second quarter of 2013.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or forgiveness of either principal or accrued interest. As of March 31, 2013 and December 31, 2012, we have $11.8 million and $10.4 million, respectively, in loans considered restructured that are not on nonaccrual. As of March 31, 2013 and December 31, 2012, these loans have $1.0 million and $599,000, respectively, in unfunded commitments. Of the nonaccrual loans at March 31, 2013, $16.9 million met the criteria for restructured. These loans have no unfunded commitments. Of the nonaccrual loans at December 31, 2012, $19.6 million met the criteria for restructured. These loans have no unfunded commitments. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with modified terms in calendar years after the year of the restructure.

The following tables summarize, for the three months ended March 31, 2013 and 2012, loans that have been restructured during 2013 and 2012, respectively, (in thousands):

March 31, 2013
	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post - Restructuring Outstanding Recorded Investment
Commercial business loans	1	$1,945	$1,945

Total new restructured loans in 2013	1	$1,945	$1,945

March 31, 2012
	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post - Restructuring Outstanding Recorded Investment
Real estate market risk	2	$1,726	$1,742

Total new restructured loans in 2012	2	$1,726	$1,742

The restructured loans generally include terms to reduce the interest rate and extend payment terms. We have not forgiven any principal on the above loans. The restructuring of the loans did not have a significant impact on our allowance for loan losses at March 31, 2013.

The following tables provide information on how loans were modified as a TDR during the three months ended March 31, 2013 and 2012 (in thousands):

	March 31,
	2013	2012
Extended maturity	$—	$1,742
Combination of maturity extension and payment schedule adjustment	1,945	—

Total	$1,945	$1,742

The following table summarizes, as of March 31, 2013, loans that were restructured within the last 12 months that have subsequently defaulted (in thousands):

	Number of	Recorded
	Contracts	Investment
Commercial - secured by real estate	1	$814
Real estate - market risk	1	2,453

The loans above were subsequently foreclosed and are included in the March 31, 2013 OREO balance.

(5) OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO

The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended March 31,
	2013	2012
Beginning balance	$15,991	$34,077
Additions	—	2,522
Sales	(1,494)	(1,257)
Valuation allowance for OREO	—	(856)
Direct write-downs	(71)	(1,885)

Ending balance	$14,426	$32,601

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

The table below summarizes our financial instruments whose contract amounts represent credit risk at March 31, 2013 (in thousands):

Commitments to extend credit	$2,884,324
Standby letters of credit	89,039

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown in the table below, the Company’s capital ratios exceed the regulatory definition of adequately capitalized as of March 31, 2013 and 2012. Based upon the information in its most recently filed call report for March 31, 2013, the Bank meets the capital ratios necessary to be well capitalized.

We believe we have at all times applied the appropriate risk weights (i.e., a 50%, or 20% for FHA/VA, risk weighting) to the ownership interests in mortgage loans owned by us. However, there can be no assurances that we will not ultimately be required to change the applicable risk weight on these assets, either retroactively or prospectively. Changes in risk weights applicable to these assets held by the Bank could cause our Bank to report historical deficiencies relative to well-capitalized or minimum capital standards and cause us to raise additional capital or reduce asset balances to maintain minimum and well-capitalized levels of regulatory capital that could adversely affect future operating results. We will determine if our business practices could be changed to maintain the risk weights historically applied, if necessary, and if those changes would be consistent with operating and financial risks acceptable to the Bank. The Company’s ownership in mortgage loans, in the capital ratios to be included in regulatory filings and reflected below beginning with the first quarter of 2013, utilize 100% risk weighting consistent with our understanding of the OCC’s current interpretation of the supplemental call reports instructions issued in early April that require reporting of such assets as loans to nondepository financial institutions.

During the first quarter of 2013, we downstreamed an additional $125 million to the Bank and applied a 100% risk weight to the loans held for sale portfolio. With the 100% risk weighting for March 31, 2013 the Bank remains well capitalized and we have $157 million in the parent company and $50 million in an available line of credit to support the Bank’s future capital needs. As is typical in the mortgage business, month-end and quarter-end balances are generally much higher than average balances. The difference between the quarter-end balance and the average balance for the first quarter required approximately $22 million in additional capital using the 100% risk weight applied.

	March 31,
	2013	2012
Risk-based capital:
Tier 1 capital	10.20%	9.46%
Total capital	11.96%	10.43%
Leverage	11.33%	8.95%

On August 1, 2012 we completed a sale of 2.3 million shares of our common stock in a public offering. Net proceeds from the sale totaled $87.0 million. The additional equity was used for general corporate purposes, including retirement of $15.0 million of debt and additional capital to support continued loan growth at our bank.

On September 21, 2012, we issued $111.0 million of subordinated notes. The notes mature in September 2042 and bear interest at a rate of 6.50% per annum, payable quarterly. The proceeds were used for general corporate purposes including funding regulatory capital infusions into the Bank. The indenture contains customary financial covenants and restrictions.

On March 28, 2013, we completed a sale of 6.0 million shares of 6.5% non-cumulative preferred stock in a public offering. Net proceeds from the sale totaled $145.1 million. The additional equity is being used for general corporate purposes, which may include funding regulatory capital infusions into the Bank.

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

Stock-based compensation consists of SARs and RSUs that were granted from 2006 through 2010.

	Three months ended March 31,
(in thousands)	2013	2012
Stock- based compensation expense recognized:
SARs	$148	$187
RSUs	757	1,765

Total compensation expense recognized	$905	$1,952

	March 31, 2013
(in thousands)	Options	SARs and RSUs
Unrecognized compensation expense related to unvested awards	$—	$9,257
Weighted average period over which expense is expected to be recognized, in years	N/A	3.25

In connection with the 2010 Long-term Incentive Plan, the Company has issued cash-based performance units. A summary of the compensation cost for these units is as follows (in thousands):

	Three months ended March 31,
	2013	2012
Cash-based performance units	$1,039	$545

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

During the three months ended March 31, 2013 and 2012, the loss and income from discontinued operations was $1,000 and $4,000, net of taxes, respectively. The 2013 loss is primarily related to continuing legal and salary expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $301,000 in loans held for sale from discontinued operations that are carried at the estimated market value at quarter-end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of March 31, 2013 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.

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

Assets and liabilities measured at fair value at March 31, 2013 and December 31, 2012 are as follows (in thousands):

March 31, 2013
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Available for sale securities:(1)
Residential mortgage-backed securities	$—	$55,363	$—
Corporate securities	—	5,000	—
Municipals	—	19,572	—
Equity securities	—	7,592	—
Loans(2) (4)	—	—	12,265
OREO(3) (4)	—	—	14,426
Derivative asset(5)	—	27,491	—
Derivative liability(5)	—	(27,491)	—

December 31, 2012
Available for sale securities:(1)
Residential mortgage-backed securities	$—	$61,581	$—
Corporate securities	—	5,080	—
Municipals	—	25,894	—
Equity securities	—	7,640	—
Loans(2) (4)	—	—	11,639
OREO(3) (4)	—	—	15,991
Derivative asset(5)	—	28,465	—
Derivative liability(5)	—	(28,465)	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.
(2)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.
(3)	OREO is transferred from loans to OREO at fair value less selling costs.
(4)	Fair value of loans and OREO is measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions
(5)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.

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

Loans

During the three months ended March 31, 2013, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses based upon the fair value of the underlying collateral. The $12.3 million total above includes impaired loans at March 31, 2013 with a carrying value of $12.7 million that were reduced by specific allowance allocations totaling $450,000 for a total reported fair value of $12.3 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.

OREO

Certain foreclosed assets, upon initial recognition, are valued based on third party appraisals less estimated selling costs. At March 31, 2013, OREO with a carrying value of $18.9 million was reduced by specific valuation allowance allocations totaling $4.5 million for a total reported fair value of $14.4 million based on valuations utilizing Level 3 valuation inputs. Fair values are based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.

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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$191,443	$191,443	$206,348	$206,348
Securities, available-for-sale	87,527	87,527	100,195	100,195
Loans held for sale	2,577,830	2,577,830	3,175,272	3,175,272
Loans held for sale from discontinued operations	301	301	302	302
Loans held for investment, net	6,845,011	6,851,752	6,711,198	6,714,031
Derivative asset	27,491	27,491	28,465	28,465
Deposits	7,745,831	7,746,191	7,440,804	7,441,240
Federal funds purchased	452,998	452,998	273,179	273,179
Borrowings	485,136	485,138	1,673,982	1,673,983
Subordinated notes	111,000	111,759	111,000	112,757
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liability	27,491	27,491	28,465	28,465

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

During 2013 and 2012, we entered into certain interest rate derivative positions that are not designated as hedging instruments. These derivative positions relate to transactions in which we enter into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations.

The notional amounts and estimated fair values of interest rate derivative positions outstanding at March 31, 2013 and 2012 are presented in the following tables (in thousands):

	March 31, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivative:
Commercial loan/lease interest rate swaps	$637,437	$27,497	$523,216	$28,469
Commercial loan/lease interest rate swaps	(637,437)	(27,497)	(523,216)	(28,469)
Commercial loan/lease interest rate caps	(45,495)	(6)	(42,380)	(4)
Commercial loan/lease interest rate caps	45,495	6	42,380	4

The weighted-average receive and pay interest rates for interest rate swaps outstanding at March 31, 2013 were as follows:

	Weighted-Average
	Interest Rate Received	Interest Rate Paid
Non-hedging interest rate swaps	4.88%	3.17%

The weighted-average strike rate for outstanding interest rate caps was 1.98% at March 31, 2013.

Our credit exposure on interest rate swaps and caps is limited to the net favorable value and interest payments of all swaps and caps by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the swaps and caps exceeds a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, relating to interest rate swaps and caps was approximately $27.5 million at March 31, 2013 and approximately $28.5 million at December 31, 2012, all of which relates to bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values. At March 31, 2013 and December 31, 2012, we had $17.4 million and $17.1 million, respectively, in cash collateral pledged for these derivatives included in interest-bearing deposits.

(12) STOCKHOLDERS’ EQUITY

On August 1, 2012 we completed a sale of 2.3 million shares of our common stock in a public offering. Net proceeds from the sale totaled $87.0 million. The additional equity was used for general corporate purposes, including retirement of $15.0 million of debt and additional capital to support continued loan growth at our bank.

On March 28, 2013, we completed a sale of 6.0 million shares of 6.5% non-cumulative preferred stock, par value $0.01, with a liquidation preference of $25 per share, in a public offering. Dividends on the preferred stock are not cumulative and will be paid when declared by our board of directors to the extent that we have lawfully available funds to pay dividends. If declared, dividends will accrue and be payable quarterly, in arrears, on the liquidation preference amount, on a non-cumulative basis, at a rate of 6.50% per annum. Holders of preferred stock will not have voting rights, except with respect to authorizing or increasing the authorized amount of senior stock, certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law. Net proceeds from the sale totaled $145.1 million. The additional equity is being used for general corporate purposes, including funding regulatory capital infusions into the Bank.

(13) NEW ACCOUNTING PRONOUNCEMENTS

ASU 2013-01, “Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”) amends Topic 210, “Balance Sheet” to clarify that the scope of ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset in accordance with Topic 815, “Derivatives and Hedging”. ASU 2013-01 was effective January 1, 2013 and did not have a significant impact on our financial statements.

ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”) amends Topic 220, “Comprehensive Income” to improve the reporting of reclassifications out of accumulated other comprehensive income. Entities are required to separately present significant amounts reclassified out of accumulated other comprehensive income for each component of accumulated other comprehensive income and to disclose, for each affected line item in the income statement, the amount of accumulated other comprehensive income that has been reclassified into that line item. ASU 2013-02 was effective for fiscal years, and interim periods within those years, beginning after December 13, 2012 and did not have a significant impact on our financial statements.

QUARTERLY FINANCIAL SUMMARY – UNAUDITED

Consolidated Daily Average Balances, Average Yields and Rates

(In thousands)

	For the three months ended March 31, 2013			For the three months ended March 31, 2012
	Average Balance	Revenue/ Expense(1)	Yield/ Rate	Average Balance	Revenue/ Expense(1)	Yield/ Rate
Assets
Securities – taxable	$71,220	$729	4.15%	$109,003	$1,041	3.84%
Securities – non-taxable(2)	22,174	323	5.91%	28,506	409	5.77%
Federal funds sold	24,785	6	0.10%	6,848	1	0.06%
Deposits in other banks	78,718	52	0.27%	49,470	49	0.40%
Loans held for sale	2,362,646	22,641	3.89%	2,036,622	21,315	4.21%
Loans	6,842,766	80,541	4.77%	5,660,993	70,459	5.01%
Less reserve for loan losses	74,442	—	—	70,261	—	—

Loans, net of reserve	9,130,970	103,182	4.58%	7,627,354	91,774	4.84%

Total earning assets	9,327,867	104,292	4.53%	7,821,181	93,274	4.80%
Cash and other assets	401,692			388,009

Total assets	$9,729,559			$8,209,190

Liabilities and Stockholders’ Equity
Transaction deposits	$1,003,735	$253	0.10%	$565,319	$140	0.10%
Savings deposits	3,246,675	2,297	0.29%	2,535,412	2,083	0.33%
Time deposits	403,113	414	0.42%	624,823	920	0.59%
Deposits in foreign branches	335,265	281	0.34%	409,422	329	0.32%

Total interest bearing deposits	4,988,788	3,245	0.26%	4,134,976	3,472	0.34%
Other borrowings	1,041,573	429	0.17%	1,554,716	719	0.19%
Subordinated notes	111,000	1,829	6.68%	—	—	—
Trust preferred subordinated debentures	113,406	634	2.27%	113,406	711	2.52%

Total interest bearing liabilities	6,254,767	6,137	0.40%	5,803,098	4,902	0.34%
Demand deposits	2,529,927			1,700,390
Other liabilities	90,538			78,108
Stockholders’ equity	854,327			627,594

Total liabilities and stockholders’ equity	$9,729,559			$8,209,190

Net interest income		$98,155			$88,372

Net interest margin			4.27%			4.54%
Net interest spread			4.13%			4.46%

Additional information from discontinued operations:
Loans held for sale	$302			$392
Borrowed funds	302			392
Net interest income		$6			$8
Net interest margin - consolidated			4.27%			4.54%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.
(2)	Taxable equivalent rates used where applicable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Summary of Performance

We reported net income and net income available to common shareholders of $33.1 million, or $0.80 per diluted common share, for the first quarter of 2013 compared to $27.1 million, or $0.70 per diluted common share, for the first quarter of 2012. The dividend on preferred shares reduced income available to common shareholders by $81,000 during the first quarter of 2013. Return on average common equity was 15.82% and return on average assets was 1.38% for the first quarter of 2013, compared to 17.36% and 1.33%, respectively, for the first quarter of 2012.

Net income increased $6.0 million, or 22%, for the three months ended March 31, 2013 as compared to the same period in 2012. The $6.0 million increase during the three months ended March 31, 2013, was primarily the result of a $9.8 million increase in net interest income, a $1.0 million decrease in the provision for credit losses and a $2.1 million increase in non-interest income, offset by a $3.4 million increase in non-interest expense and a $3.4 million increase in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income was $98.0 million for the first quarter of 2013, compared to $88.2 million for the first quarter of 2012. The increase was due to an increase in average earning assets of $1.5 billion as compared to the first quarter of 2012. The increase in average earning assets included a $1.2 billion increase in average loans held for investment and a $326.0 million increase in loans held for sale, offset by a $44.1 million decrease in average securities. For the quarter ended March 31, 2013, average net loans and securities represented 98% and 1%, respectively, of average earning assets compared to 98% and 2% in the same quarter of 2012.

Average interest bearing liabilities increased $451.7 million from the first quarter of 2012, which included a $853.8 million increase in interest bearing deposits and a $111.0 million increase in subordinated notes, offset by a $513.1 million decrease in other borrowings. Demand deposits increased from $1.7 billion at March 31, 2012 to $2.5 billion at March 31, 2013. The average cost of interest bearing deposits decreased from .34% for the quarter ended March 31, 2012 to .26% for the same period of 2013. The change in funding composition decreased the cost of interest bearing deposits and borrowed funds to .25% in the first quarter of 2013 compared to .30% in the first quarter of 2012.

The following table presents the changes (in thousands) in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.

	Three months ended March 30, 2013/2012
	Net	Change Due To
	Change	Volume	Yield/Rate
Interest income:
Securities(2)	$(398)	$(460)	$62
Loans held for sale	1,326	2,985	(1,659)
Loans held for investment	10,082	13,781	(3,699)
Federal funds sold	5	3	2
Deposits in other banks	3	22	(19)

Total	11,018	16,331	(5,313)
Transaction deposits	113	107	6
Savings deposits	214	535	(321)
Time deposits	(506)	(329)	(177)
Deposits in foreign branches	(48)	(63)	15
Borrowed funds	1,462	(239)	1,701

Total	1,235	11	1,224

Net interest income	$9,783	$16,320	$(6,537)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.
(2)	Taxable equivalent rates used where applicable.

Net interest margin from continuing operations, the ratio of net interest income to average earning assets from continuing operations, was 4.27% for the first quarter of 2013 compared to 4.54% for the first quarter of 2012. This 27 basis point decrease was a result of a decrease in interest income as a percent of earning assets offset by a reduction in funding costs. Funding cost including demand deposits and borrowed funds decreased from

..23% for the first quarter of 2012 to .17% for the first quarter of 2013. The cost of subordinated debt issued in September 2012 and the trust preferred as a percent of total earning assets was ..11% for the first quarter of 2013. Total cost of funding, including all deposits and stockholders’ equity increased from .24% for the first quarter of 2012 to .26% for the first quarter of 2013.

Non-interest Income

The components of non-interest income were as follows (in thousands):

	Three months ended March 31,
	2013	2012
Service charges on deposit accounts	$1,701	$1,604
Trust fee income	1,241	1,114
Bank owned life insurance (BOLI) income	498	521
Brokered loan fees	4,744	3,651
Swap fees	1,652	797
Other	1,445	1,503

Total non-interest income	$11,281	$9,190

Non-interest income increased $2.1 million during the three months ended March 31, 2013 compared to the same period of 2012. This increase is primarily related to an increase of $1.1 million in brokered loan fees due to an increase in our mortgage warehouse lending volume. Swap fee income increased $855,000 during the three months ended March 31, 2013 compared to the same period of 2012 due to an increase in swap transactions. Swap fees are fees related to customer swap transactions and are received from the institution that is our counterparty on the transaction. See Note 11 – Derivative Financial Instruments for further discussion.

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

Non-interest Expense

The components of non-interest expense were as follows (in thousands):

	Three months ended March 31,
	2013	2012
Salaries and employee benefits	$33,541	$29,019
Net occupancy expense	3,857	3,604
Marketing	3,972	2,823
Legal and professional	3,940	3,991
Communications and technology	3,122	2,483
Allowance and other carrying costs for OREO	430	3,342
Other	6,838	7,014

Total non-interest expense	$55,700	$52,276

Non-interest expense for the first quarter of 2013 increased $3.4 million, or 7%, to $55.7 million from $52.3 million in the first quarter of 2012. The increase is primarily attributable to a $4.5 million increase in salaries and employee benefits, which was primarily due to general business growth and incentive expense directly related to our performance and the increase in the price of our common stock.

Marketing expense for the three months ended March 31, 2013 increased $1.1 million, or 39%, compared to the same quarter in 2012, which was primarily due to general business growth and treasury management programs.

For the three months ended March 31, 2013, allowance and other carrying costs for OREO decreased $2.9 million, to $430,000, $71,000 of which related to deteriorating values of assets held in OREO. The $71,000 valuation expense in the first quarter of 2013 related to direct write-downs of the OREO balance.

Analysis of Financial Condition

Loan Portfolio

Total loans net of allowance for loan losses at March 31, 2013 decreased $592.5 million from December 31, 2012 to $9.4 billion. Combined commercial, construction and real estate loans increased $139.9 million, offset by a combined decrease in consumer loans and leases of $4.9 million. Loans held for sale decreased $597.4 million from December 31, 2012 as a result of seasonal trends.

Loans were as follows as of the dates indicated (in thousands):

	March 31,	December 31,
	2013	2012
Commercial	$4,155,683	$4,106,419
Construction	760,964	737,637
Real estate	1,959,808	1,892,451
Consumer	17,464	19,493
Leases	66,603	69,470

Gross loans held for investment	6,960,522	6,825,470
Deferred income (net of direct origination costs)	(40,511)	(39,935)
Allowance for loan losses	(75,000)	(74,337)

Total loans held for investment, net	6,845,011	6,711,198
Loans held for sale	2,577,830	3,175,272

Total	$9,422,841	$9,886,470

We continue to lend primarily in Texas. As of March 31, 2013, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and successful professionals and entrepreneurs in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.

We originate a substantial majority of all the loans held for investment. We also participate in syndicated loan relationships, both as a participant and as an agent. As of March 31, 2013, we have $1.2 billion in syndicated loans, $323.1 million of which we acted as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans originated by us. In addition, as of March 31, 2013, none of our syndicated loans were on non-accrual.

Loans held for sale consist of legal ownership interests purchased in single-family residential mortgages funded through our warehouse lending group. These loans are typically on our balance sheet for 10 to 20 days or less. We have agreements with mortgage lenders and purchase legal ownership interest in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans or loans eligible for sale to federal agencies or government sponsored entities.

Summary of Loan Loss Experience

The provision for credit losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $2.0 million during the first quarter of 2013 compared to $3.0 million in the first quarter of 2012 and $4.5 million in the fourth quarter of 2012. We have experienced improvements in credit quality and seen levels of reserves and provision decrease. We do continue to maintain an unallocated reserve component to allow for continued uncertainty in economic and other conditions affecting the quality of the loan portfolio. We believe the level of unallocated reserves at March 31, 2013 continues to be warranted due to the ongoing weak economic environment which has produced more frequent losses, including those resulting from fraud by borrowers.

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

The combined reserve for credit losses, which includes a liability for losses on unfunded commitments, totaled $79.0 million at March 31, 2013, $78.2 million at December 31, 2012 and $74.9 million at March 31, 2012. Due to the growth in loans, the total reserve percentage decreased to 1.14% at March 31, 2013 from 1.15% and 1.29% of loans held for investment at December 31, 2012 and March 31, 2012, respectively. The total reserve percentage had increased in 2010 as a result of the effects of national and regional economic conditions on borrowers and values of assets pledged as collateral. The combined reserve percentage is starting to trend down as we recognize losses on loans for which there were specific or general allocations of reserves and see improvement in our overall credit quality. The overall reserve for loan losses continues to result from consistent application of the loan loss reserve methodology as described above. At March 31, 2013, we believe the reserve is sufficient to cover all expected losses in the portfolio and has been derived from consistent application of the methodology described above. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, our estimate of expected losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

Activity in the reserve for loan losses is presented in the following table (in thousands):

	Three months ended March 31,	Year ended December 31,	Three months ended March 31,
	2013	2012	2012
Reserve for loan losses:
Beginning balance	$74,337	$70,295	$70,295
Loans charged-off:
Commercial	1,648	6,708	462
Real estate - term	105	899	559
Consumer	19	49	—
Equipment leases	—	204	95

Total charge-offs	1,772	7,860	1,116
Recoveries:
Commercial	397	832	159
Real estate - construction	—	10	—
Real estate - term	8	812	108
Consumer	30	33	5
Equipment leases	121	108	16

Total recoveries	556	1,795	288

Net charge-offs	1,216	6,065	828
Provision for loan losses	1,879	10,107	2,525

Ending balance	$75,000	$74,337	$71,992

Reserve for off-balance sheet credit losses:
Beginning balance	$3,855	$2,462	$2,462
Provision for off-balance sheet credit losses	121	1,393	475

Ending balance	$3,976	$3,855	$2,937

Total reserve for credit losses	$78,976	$78,192	$74,929

Total provision for credit losses	$2,000	$11,500	$3,000

Reserve for loan losses to loans held for investment(2)	1.08%	1.10%	1.24%
Net charge-offs to average loans(1) (2)	0.07%	0.10%	0.06%
Total provision for credit losses to average loans(2)	0.12%	0.19%	0.21%
Recoveries to total charge-offs	31.38%	22.84%	25.81%
Reserve for off-balance sheet credit losses to off-balance sheet credit commitments	0.13%	0.14%	0.14%
Combined reserves for credit losses to loans held for investment(2)	1.14%	1.15%	1.29%

Non-performing assets:
Non-accrual loans(5)	$43,424	$55,833	$50,160
OREO(4)	14,426	15,991	32,601
Other repossessed assets	—	42	54

Total	$57,850	$71,866	$82,815

Restructured loans	$11,755	$10,407	$12,582

Loans past due 90 days and still accruing(3)	12,614	3,674	5,941

Reserve as a percent of non-performing loans	1.7x	1.3x	1.4x

(1)	Interim period ratios are annualized.
(2)	Excludes loans held for sale.
(3)

At March 31, 2013, December 31, 2012 and March 31, 2012, loans past due 90 days and still accruing includes premium finance loans of $4.4 million, $2.8 million and $4.4 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date. In addition, the total includes a $7.9 million loan that is expected to pay off during the second quarter of 2013.

(4)	At March 31, 2013, December 31, 2012 and March 31, 2012, OREO balance is net of $4.5 million, $5.6 million and $6.3 million valuation allowance, respectively.
(5)	As of March 31, 2013, December 31, 2012 and March 31, 2012, non-accrual loans included $16.9 million, $19.6 million and $11.4 million, respectively, in loans that met the criteria for restructured.

Non-performing Assets

Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type (in thousands):

	March 31, 2013	December 31, 2012	March 31, 2012
Non-accrual loans
Commercial	$20,814	$15,373	$9,485
Construction	—	17,217	20,699
Real estate	22,504	23,066	19,346
Consumer	37	57	293
Leases	69	120	337

Total non-accrual loans	$43,424	$55,833	$50,160

The table below summarizes the non-accrual loans as segregated by loan type and type of property securing the credit as of March 31, 2013 (in thousands):

Non-accrual loans:
Commercial
Lines of credit secured by the following:
Various single family residences and notes receivable	$2,936
Oil and gas properties	3,498
Assets of the borrowers	13,143
Other	1,237

Total commercial	20,814
Real estate
Secured by:
Commercial property	9,170
Unimproved land and/or undeveloped residential lots	9,099
Single family residences	2,105
Other	2,130

Total real estate	22,504
Consumer	37
Leases (commercial leases primarily secured by assets of the lessor)	69

Total non-accrual loans	$43,424

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of March 31, 2013, none of our non-accrual loans were earning on a cash basis.

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

At March 31, 2013, we had $12.6 million in loans past due 90 days and still accruing interest. At March 31, 2013, $4.4 million of the loans past due 90 days and still accruing are premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date. In addition, the total includes a $7.9 million loan that is expected to pay off during the second quarter of 2013.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or forgiveness of either principal or accrued interest. As of March 31, 2013, we have $11.8 million in loans considered restructured that are not on nonaccrual. Of the nonaccrual loans at March 31, 2013, $16.9 million met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At March 31, 2013 and March 31, 2012, we had $21.1 million and $26.3 million, respectively, in loans of this type which were not included in either non-accrual or 90 days past due categories.

The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended March 31,
	2013	2012
Beginning balance	$15,991	$34,077
Additions	—	2,522
Sales	(1,494)	(1,257)
Valuation allowance for OREO	—	(856)
Direct write-downs	(71)	(1,885)

Ending balance	$14,426	$32,601

The following table summarizes the assets held in OREO at March 31, 2013 (in thousands):

Unimproved commercial real estate lots and land	$3,116
Undeveloped land and residential lots	7,364
Multifamily lots and land	501
Single family residences	2,453
Other	992

Total OREO	$14,426

When foreclosure occurs, fair value, which is generally based on appraised values, may result in partial charge-off of a loan upon taking property, and so long as property is retained, subsequent reductions in appraised values will result in valuation adjustment taken as non-interest expense. In addition, if the decline in value is believed to be permanent and not just driven by market conditions, a direct write-down to the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure related to the appraised values during that holding period. During the three months ended March 31, 2013 and March 31, 2012, we recorded $71,000 and $2.7 million in valuation expense, respectively. Of the $71,000 recorded for the three months ended March 31, 2013, $71,000 related to direct write-downs.

Liquidity and Capital Resources

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the demonstrated marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2012 and for three months ended March 31, 2013, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings.

Our liquidity needs for support of growth in loans held for investment have been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding for loans held for investment and other earnings assets as possible from deposits of these core customers. These deposits are generated principally through development of long-term relationships with customers and stockholders, with a significant focus on treasury management products. In addition to deposits from our core customers, we have access to incremental deposits through brokered retail certificates of deposit, or CDs. These CDs are generally of short maturities, 30 to 90 days, and are used to supplement temporary differences in the growth in loans, including growth in loans held for sale or other specific categories of loans, compared to customer deposits. The following table summarizes our period-end and average year-to-date core customer deposits and brokered deposits (in millions):

	March 31, 2013	March 31, 2012	December 31, 2012

Deposits from core customers	$7,745.8	$5,802.5	$7,440.8
Deposits from core customers as a percent of total deposits	100.0%	95.7%	100.0%
Brokered deposits	$—	$261.00	$—
Brokered deposits as a percent of total deposits	0.0%	4.3%	0.0%

Average deposits from core customers(1)	$7,518.7	$5,648.6	$6,336.0
Average deposits from core customers as a percent of total quarterly average deposits(1)	100.0%	96.8%	98.3%

Average brokered deposits(1)	$—	$186.70	$108.0
Average brokered deposits as a percent of total quarterly average deposits(1)	0.0%	3.2%	1.7%

(1)	Annual averages presented for December 31, 2012.

We have access to, and have periodically utilized, sources of brokered deposits of not less than an additional $3.5 billion. Customer deposits (total deposits minus brokered CDs) increased by $1.9 billion from March 31, 2012 and increased by $305.0 million from December 31, 2012.

Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our loans held for sale, due to their liquidity, short duration and interest spreads available. These borrowing sources typically include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes, and advances from the FHLB and the Federal Reserve. The following table summarizes our borrowings as of March 31, 2013 (in thousands):

Federal funds purchased	$452,998
Customer repurchase agreements	35,095
FHLB borrowings	450,041
Subordinated notes	111,000
Trust preferred subordinated debentures	113,406

Total borrowings	$1,162,540

Maximum outstanding at any month-end during the year	$1,703,771

The following table summarizes our other borrowing capacities in excess of balances outstanding at March 31, 2013 (in thousands):

FHLB borrowing capacity relating to loans	$908,198
FHLB borrowing capacity relating to securities	5,850

Total FHLB borrowing capacity	$914,048

Unused federal funds lines available from commercial banks	$575,000

Our equity capital averaged $854.3 million for the three months ended March 31, 2013, as compared to $627.6 million for the same period in 2012. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.

Our capital ratios remain above the levels required to be well capitalized and have been enhanced with the additional capital raised since 2008 and will allow us to grow organically with the addition of loan and deposit relationships.

On March 27, 2012 we entered into a loan agreement which provides for a non-revolving amortizing line of credit up to $50 million that matures on March 27, 2014. At December 31, 2012, we had $35.0 million of unused capacity on this line. During the first quarter of 2013, we modified the line of credit to increase the capacity to $50.0 million. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. At March 31, 2013, no borrowings were outstanding.

During the second quarter of 2012, we filed a Registration Statement on Form S-3 with the SEC which was effective June 25, 2012. The registration statement covers issuances of up to $250.0 million of debt or equity securities. On August 1, 2012 we completed a sale of 2.3 million shares of our common stock in a public offering. Net proceeds from the sale totaled $87.0 million. The additional equity was used for general corporate purposes, including retirement of $15.0 million of debt discussed above and additional capital to support continued loan growth at our bank.

On September 21, 2012, we issued $111.0 million of subordinated notes. The notes mature in September 2042 and bear interest at a rate of 6.50% per annum, payable quarterly. The proceeds were used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions.

During the fourth quarter of 2012, we filed a Registration Statement on Form S-3 with the SEC which was effective October 25, 2012. The registration statement covers issuances of up to $250.0 million of debt or equity securities. On March 28, 2013 we completed a sale of 6.0 million shares of our preferred stock in a public offering. Net proceeds from the sale totaled $145.1 million. The additional equity is being used for general corporate purposes, including funding regulatory capital infusions into the Bank.

Commitments and Contractual Obligations

The following table presents significant fixed and determinable contractual obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of March 31, 2013, our significant fixed and determinable contractual obligations to third parties were as follows (in thousands):

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
Deposits without a stated maturity(1)	$6,976,949	$—	$—	$—	$6,976,949
Time deposits(1)	696,663	69,595	2,553	71	768,882
Federal funds purchased(1)	452,998	—	—	—	452,998
Customer repurchase agreements(1)	35,095	—	—	—	35,095
FHLB borrowings(1)	450,000	—	41	—	450,041
Operating lease obligations(1) (2)	10,671	20,953	19,855	35,928	87,407
Subordinated notes(1)	—	—	—	111,000	111,000
Trust preferred subordinated debentures(1)	—	—	—	113,406	113,406

Total contractual obligations	$8,622,376	$90,548	$22,449	$260,405	$8,995,778

(1)	Excludes interest.
(2)	Non-balance sheet item.

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

Interest Rate Risk Management

Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of March 31, 2013, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis

March 31, 2013

(In thousands)

	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance

Assets:
Securities(1)	$25,032	$21,368	$24,054	$17,073	$87,527

Total variable loans	8,291,208	17,275	439	315	8,309,237
Total fixed loans	621,182	301,625	178,652	127,957	1,229,416

Total loans(2)	8,912,390	318,900	179,091	128,272	9,538,653

Total interest sensitive assets	$8,937,422	$340,268	$203,145	$145,345	$9,626,180

Liabilities:
Interest bearing customer deposits	$4,726,822	$—	$—	$—	$4,726,822
CDs & IRAs	141,274	177,071	69,595	2,623	390,563

Total interest bearing deposits	4,868,096	177,071	69,595	2,623	5,117,385

Repurchase agreements, Federal funds purchased, FHLB borrowings	938,093	—	41	—	938,134
Subordinated notes	—	—	—	111,000	111,000
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowings	938,093	—	41	224,406	1,162,540

Total interest sensitive liabilities	$5,806,189	$177,071	$69,636	$227,029	$6,279,925

GAP	$3,131,233	$163,197	$133,509	$(81,684)	$—
Cumulative GAP	3,131,233	3,294,430	3,427,939	3,346,255	3,346,255

Demand deposits					$2,628,446
Stockholders’ equity					1,013,195

Total					$3,641,641

(1)	Securities based on fair market value.
(2)	Loans include loans held for sale and are stated at gross.

The table above sets forth the balances as of March 31, 2013 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.

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

Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
200 bp Increase March 31, 2013

Change in net interest income	$66,314

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

Our management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures as of March 31, 2013, and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could materially affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material change in the risk factors previously disclosed in the Company’s 2012 Form 10-K for the fiscal year ended December 31, 2012. Additional risk factors relating to the Subordinated Notes issued September 21, 2012 previously disclosed in the Prospectus Supplement dated September 18, 2012 and to the Preferred Stock offering completed on March 28, 2013 previously disclosed in the Prospectus Supplement dated March 21, 2013 and the 8-K filed on March 22, 2013 are incorporated by reference.

Our growth plans are dependent on the availability of capital and funding. Our historical ability to raise capital through the sale of common stock and debt securities may become limited by market conditions beyond our control, as has been evidenced with the economic downturn and issues affecting the financial services industry. Due to changes in regulation, trust preferred securities are no longer viable as a source of long-term debt capital, and treatment of trust preferred as capital may be changed by regulation prior to the maturity of the trust preferred. Change in capital treatment of trust preferred may require the Company to issue securities at times and with maturity, conditions, and rates that are disadvantageous. Pricing of capital, in terms of interest or dividend requirements or dilutive impact on earnings available to shareholders, has increased dramatically, and an increase in costs of capital and availability of funding can have a direct impact on operating performance and the ability to achieve growth objectives. Costs of funding could also increase dramatically and affect our growth objectives, as well as our financial performance. Additionally, the FDIC’s guarantee on non-interest bearing deposits was not extended past December 31, 2012; as a result, we could be adversely affected in our ability to attract and maintain non-interest bearing deposits as a source of cost-effective funding. Adverse changes in operating performance or financial condition or changes in statutory or regulatory requirements could make raising additional capital difficult or extremely expensive. Regulators may change capital and liquidity requirements including previous interpretations of practices related to risk weights that could require an increase to the allocation of capital to assets held by the Bank, and they could require banks to make retroactive adjustment to financial statements to reflect such changes. Changes in risk weights applicable to assets held by the Bank, if applied retroactively could cause our Bank to report historical deficiencies relative to well-capitalized or minimum capital standards and cause us to raise additional capital or reduce asset balances to maintain minimum and well-capitalized levels of regulatory capital. Balances shown as “loans held for sale” are comprised of ownership interests in mortgage loans to which we have historically assigned a risk weight to mortgage loans of 50% (or 20% for loans guaranteed by the FHA or VA). The Company will pursue all available remedies to any determination by the OCC that the mortgage loan interests owned should be assigned to the 100% risk weight category associated with loans to mortgage companies that are secured by a pledge of mortgage loans as collateral. There can be no assurances that the Company will be successful in challenging any such determination, and the OCC could require a change in the applicable risk weight on these assets retroactively. It is not certain that any change that the Company may make in the structure of our program would result in a return to historical risk weights applied to the ownership interests in mortgage assets or that such change would not increase operating and financial risks related to this business and the assets generated by it.

During the first quarter of 2013, we downstreamed an additional $125 million to the Bank and applied a 100% risk weight to the loans held for sale portfolio. We believe we have at all times applied the appropriate risk weights to the ownership interests in mortgage loans owned by us and are prepared to defend that position. Based on the facts and circumstances related to the structure of our program, we believe it supports a 50% (or 20% for

FHA/VA) risk weighting. We will determine if our business practices could be changed to maintain the risk weights historically applied and if those changes would be consistent with operating and financial risks acceptable to the Bank. Beginning with the reports for March 31, 2013, the risk weight applied to the Company’s ownership in mortgage loans, in the capital ratios included herein and in regulatory filings, will be shown using a 100% risk weight. That presentation, which is being challenged by the Company, is consistent with our understanding of the OCC’s current interpretation of the supplemental call reports instructions issued in early April that require reporting of such assets as loans to nondepository financial institutions. At March 31, 2013 we had $157 million in the parent company and an available line of credit of $50 million to support the Bank’s future capital needs. As is typical in the mortgage business, month-end and quarter-end balances are generally much higher than average balances. The difference between the quarter-end balance and the average balance for the first quarter of 2013 required approximately $22 million in additional capital using the 100% risk weight applied.

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

101

The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS CAPITAL BANCSHARES, INC.

Date: May 9, 2013

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

101

The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements ***

***

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.