Form 10-Q
period 2013-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2013-07-29
CIK 1077428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2013

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Small Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

On July 23, 2013, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share	40,867,316

Texas Capital Bancshares, Inc.

Form 10-Q

Quarter Ended June 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME – UNAUDITED

(In thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest income
Loans	$106,418	$94,291	$209,600	$186,065
Securities	773	1,203	1,712	2,510
Federal funds sold	13	4	19	5
Deposits in other banks	60	48	112	97

Total interest income	107,264	95,546	211,443	188,677
Interest expense
Deposits	3,228	3,482	6,473	6,954
Federal funds purchased	206	240	418	521
Repurchase agreements	5	4	9	7
Other borrowings	143	492	356	927
Subordinated notes	1,829	—	3,658	—
Trust preferred subordinated debentures	633	688	1,267	1,399

Total interest expense	6,044	4,906	12,181	9,808

Net interest income	101,220	90,640	199,262	178,869
Provision for credit losses	7,000	1,000	9,000	4,000

Net interest income after provision for credit losses	94,220	89,640	190,262	174,869
Non-interest income
Service charges on deposit accounts	1,749	1,624	3,450	3,228
Trust fee income	1,269	1,232	2,510	2,346
Bank owned life insurance (BOLI) income	463	588	961	1,109
Brokered loan fees	4,778	4,128	9,522	7,779
Swap fees	981	622	2,633	1,419
Other	1,888	2,268	3,333	3,771

Total non-interest income	11,128	10,462	22,409	19,652
Non-interest expense
Salaries and employee benefits	45,191	30,230	78,732	59,249
Net occupancy expense	4,135	3,679	7,992	7,283
Marketing	4,074	3,174	8,046	5,997
Legal and professional	4,707	3,330	8,647	7,321
Communications and technology	3,347	2,720	6,469	5,203
Allowance and other carrying costs for OREO	482	3,812	912	7,154
Other	6,798	7,028	13,636	14,042

Total non-interest expense	68,734	53,973	124,434	106,249

Income from continuing operations before income taxes	36,614	46,129	88,237	88,272
Income tax expense	12,542	16,506	31,021	31,568

Income from continuing operations	24,072	29,623	57,216	56,704
Income (loss) from discontinued operations (after-tax)	1	(1)	—	3

Net income	24,073	29,622	57,216	56,707
Preferred stock dividends	2,438	—	2,519	—

Net income available to common shareholders	$21,635	$29,622	$54,697	$56,707

Other comprehensive income
Change in net unrealized gain on available-for-sale securities arising during period, before tax	$(1,028)	$(625)	$(1,752)	$(912)
Income tax benefit related to net unrealized gain on available-for-sale securities	(360)	(219)	(613)	(319)

Other comprehensive loss net of tax	(668)	(406)	(1,139)	(593)

Comprehensive income	$23,405	$29,216	$56,077	$56,114

Basic earnings per common share
Income from continuing operations	$0.53	$0.78	$1.34	$1.50
Net income	$0.53	$0.78	$1.34	$1.50
Diluted earnings per common share
Income from continuing operations	$0.52	$0.76	$1.31	$1.45
Net income	$0.52	$0.76	$1.31	$1.45

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash and due from banks	$90,992	$111,938
Interest-bearing deposits	142,928	94,410
Federal funds sold and securities purchased under resale agreements	85,120	—
Securities, available-for-sale	75,861	100,195
Loans held for sale	2,838,234	3,175,272
Loans held for sale from discontinued operations	298	302
Loans held for investment (net of unearned income)	7,510,662	6,785,535
Less: Allowance for loan losses	79,428	74,337

Loans held for investment, net	7,431,234	6,711,198
Premises and equipment, net	11,915	11,445
Accrued interest receivable and other assets	280,067	316,201
Goodwill and intangible assets, net	21,639	19,883

Total assets	$10,978,288	$10,540,844

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$2,928,735	$2,535,375
Interest bearing	4,702,902	4,576,120
Interest bearing in foreign branches	348,961	329,309

Total deposits	7,980,598	7,440,804

Accrued interest payable	1,023	650
Other liabilities	102,676	91,581
Federal funds purchased	307,515	273,179
Repurchase agreements	27,079	23,936
Other borrowings	1,300,036	1,650,046
Subordinated notes	111,000	111,000
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	9,943,333	9,704,602

Stockholders’ equity:
Preferred stock	150,000	—
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 40,862,898 and 40,727,996 at June 30, 2013 and December 31, 2012, respectively	408	407
Additional paid-in capital	445,270	450,116
Retained earnings	437,152	382,455
Treasury stock (shares at cost: 417 at June 30, 2013 and December 31, 2012)	(8)	(8)
Accumulated other comprehensive income, net of taxes	2,133	3,272

Total stockholders’ equity	1,034,955	836,242

Total liabilities and stockholders’ equity	$10,978,288	$10,540,844

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income, Net of Taxes
	Shares	Amount	Shares	Amount			Shares	Amount		Total

Balance at December 31, 2011	—	$—	37,666,708	$376	$349,458	$261,783	(417)	$(8)	$4,722	$616,331
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	56,707	—	—	—	56,707
Change in unrealized gain on available-for-sale securities, net of taxes of $319 (unaudited)	—	—	—	—	—	—	—	—	(593)	(593)

Total comprehensive income (unaudited)										56,114
Tax benefit related to exercise of stock-based awards (unaudited)	—	—	—	—	3,261	—	—	—	—	3,261
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	3,553	—	—	—	—	3,553
Issuance of stock related to stock-based awards (unaudited)	—	—	447,721	5	1,441	—	—	—	—	1,446

Balance at June 30, 2012 (unaudited)	—	$—	38,114,429	$381	$357,713	$318,490	(417)	$(8)	$4,129	$680,705

Balance at December 31, 2012	—	$—	40,727,996	$407	$450,116	$382,455	(417)	$(8)	$3,272	$836,242
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	57,216	—	—	—	57,216
Change in unrealized gain on available-for-sale securities, net of taxes of $613 (unaudited)	—	—	—	—	—	—	—	—	(1,139)	(1,139)

Total comprehensive income (unaudited)										56,077
Tax expense related to exercise of stock-based awards (unaudited)	—	—	—	—	(659)	—	—	—	—	(659)
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	1,843	—	—	—	—	1,843
Issuance of preferred stock (unaudited)	6,000,000	150,000	—	—	(5,013)	—	—	—	—	144,987
Preferred stock dividend (unaudited)	—	—	—	—	—	(2,519)	—	—	—	(2,519)
Issuance of stock related to stock-based awards (unaudited)	—	—	134,902	1	(1,017)	—	—	—	—	(1,016)

Balance at June 30, 2013 (unaudited)	6,000,000	$150,000	40,862,898	$408	$445,270	$437,152	(417)	$(8)	$2,133	$1,034,955

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(In thousands)

	Six months ended June 30,
	2013	2012
Operating activities
Net income from continuing operations	$57,216	$56,704
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	9,000	4,000
Depreciation and amortization	2,494	2,378
Amortization and accretion on securities	14	24
Bank owned life insurance (BOLI) income	(961)	(1,109)
Stock-based compensation expense	11,250	3,553
Tax benefit (expense) from stock-based award exercises	(659)	3,261
Excess tax benefits (expense) from stock-based compensation arrangements	1,882	(4,971)
Originations of loans held for sale	(27,736,248)	(22,189,120)
Proceeds from sales of loans held for sale	28,073,286	21,861,172
Gain on sale of assets	(439)	(785)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	33,892	(17,904)
Accrued interest payable and other liabilities	2,237	(1,882)

Net cash provided by (used in) operating activities of continuing operations	452,964	(284,679)
Net cash provided by operating activities of discontinued operations	4	8

Net cash provided by (used in) operating activities	452,968	(284,671)

Investing activities
Purchases of available-for-sale securities	—	(6)
Maturities and calls of available-for-sale securities	12,245	13,425
Principal payments received on available-for-sale securities	10,323	14,392
Net increase in loans held for investment	(729,034)	(664,215)
Purchase of premises and equipment, net	(2,292)	(2,377)
Proceeds from sale of foreclosed assets	3,660	4,172
Cash paid for acquisition	(2,445)	—

Net cash used in investing activities of continuing operations	(707,543)	(634,609)

Financing activities
Net increase in deposits	539,794	1,104,033
Proceeds from issuance of stock related to stock-based awards	(1,016)	1,446
Proceeds from issuance of preferred stock	144,987	—
Preferred dividends paid	(2,085)	—
Net decrease in other borrowings	(346,867)	(18,663)
Excess tax benefits (expense) from stock-based compensation arrangements	(1,882)	4,971
Net increase (decrease) in federal funds purchased	34,336	(140,414)

Net cash provided by financing activities of continuing operations	367,267	951,373

Net increase in cash and cash equivalents	112,692	32,093
Cash and cash equivalents at beginning of period	206,348	110,558

Cash and cash equivalents at end of period	$319,040	$142,651

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$11,808	$9,520
Cash paid during the period for income taxes	38,112	34,072
Non-cash transactions:
Transfers from loans/leases to OREO and other repossessed assets	912	3,410

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

All securities are available-for-sale as of June 30, 2013 and December 31, 2012.

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

Loans Held for Sale

We purchase legal ownership interests in mortgage loans for sale in the secondary market through our mortgage finance division. The ownership interests are purchased from unaffiliated mortgage originators who are seeking additional funding through sale of the undivided ownership interests to facilitate their ability to originate loans. The mortgage originator has no obligation to offer and we have no obligation to purchase these interests. The originator closes mortgage loans consistent with underwriting standards established by approved investors, and, at the time of the sale to the investor, our ownership interest and that of the originator are delivered by us to the investor selected by the originator and approved by us. We typically purchase up to a 99% ownership interest with the originator financing the remaining percentage. These loans are held by us for an interim period, usually less than 30 days and more typically 10-20 days. Accordingly, because we intend to sell the loans, they are classified as held for sale and are carried at the lower of cost or fair value, determined on an individual loan basis. Because of conditions in agreements with originators designed to reduce transaction risks, under the form-based rules of Accounting Standards Codification 860, Transfers and Servicing of Financial Assets (“ASC 860”), the ownership interests do not qualify as participating interests. Under ASC 860, the ownership interests are deemed to be loans to the originator, although we have an actual, legal ownership interest in the underlying residential mortgage loans to individual borrowers.

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

Accumulated Other Comprehensive Income

Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income, net. Accumulated comprehensive income, net for the six months ended June 30, 2013 and 2012 is reported in the accompanying consolidated statements of changes in stockholders’ equity and consolidated statements of income and comprehensive income.

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

(2) EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator:
Net income from continuing operations	$24,072	$29,623	$57,216	$56,704
Preferred stock dividends	2,438	—	2,519	—

Net income from continuing operations available to common shareholders	21,634	29,623	54,697	56,704
Income (loss) from discontinued operations	1	(1)	—	3

Net income	$21,635	$29,622	$54,697	$56,707

Denominator:
Denominator for basic earnings per share - weighted average shares	40,813,918	38,012,677	40,784,769	37,903,976
Effect of employee stock-based awards(1)	415,049	674,343	436,219	697,924
Effect of warrants to purchase common stock	494,558	454,524	496,464	437,132

Denominator for dilutive earnings per share - adjusted weighted average shares and assumed conversions	41,723,525	39,141,544	41,717,452	39,039,032

Basic earnings per common share from continuing operations	$0.53	$0.78	$1.34	$1.50

Basic earnings per common share	$0.53	$0.78	$1.34	$1.50

Diluted earnings per share from continuing operations	$0.52	$0.76	$1.31	$1.45

Diluted earnings per common share	$0.52	$0.76	$1.31	$1.45

(1)	Stock options, SARs and RSUs outstanding of 99,500 at June 30, 2013 and 10,000 at June 30, 2012 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

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

At June 30, 2013, our net unrealized gain on the available-for-sale securities portfolio value was $3.3 million compared to $5.0 million at December 31, 2012. As indicated by the difference in the gain as a percent of the amortized cost, the reduction in the total unrealized gain was due almost entirely to the reduction in the balances of the securities held. As a percent of outstanding balances, the unrealized gain was 4.33% and 5.02%, respectively, for the periods presented.

The following is a summary of securities (in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$47,009	$3,128	$—	$50,137
Municipals	18,051	320	—	18,371
Equity securities(1)	7,519	—	(166)	7,353

	$72,579	$3,448	$(166)	$75,861

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$57,342	$4,239	$—	$61,581
Corporate securities	5,000	80	—	5,080
Municipals	25,300	594	—	25,894
Equity securities(1)	7,519	121	—	7,640

	$95,161	$5,034	$—	$100,195

(1)	Equity securities consist of Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands, except percentage data):

	June 30, 2013
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$781	$10,418	$17,507	$18,303	$47,009
Estimated fair value	833	11,069	18,786	19,449	50,137
Weighted average yield(3)	4.25%	4.98%	5.09%	2.59%	4.08%
Municipals:(2)
Amortized cost	7,880	10,171	—	—	18,051
Estimated fair value	8,002	10,369	—	—	18,371
Weighted average yield(3)	5.64%	5.72%	—	—	5.68%
Equity securities:(4)
Amortized cost	7,519	—	—	—	7,519
Estimated fair value	7,353	—	—	—	7,353

Total available-for-sale securities:
Amortized cost					$72,579

Estimated fair value					$75,861

	December 31, 2012
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$656	$5,698	$23,111	$27,877	$57,342
Estimated fair value	690	6,113	24,948	29,830	61,581
Weighted average yield(3)	4.20%	5.29%	4.86%	3.41%	4.19%
Corporate securities:
Amortized cost	5,000	—	—	—	5,000
Estimated fair value	5,080	—	—	—	5,080
Weighted average yield(3)	7.38%	—	—	—	7.38%
Municipals:(2)
Amortized cost	6,575	16,448	2,277	—	25,300
Estimated fair value	6,646	16,895	2,353	—	25,894
Weighted average yield(3)	5.75%	5.66%	6.01%	—	5.72%
Equity securities:(4)
Amortized cost	7,519	—	—	—	7,519
Estimated fair value	7,640	—	—	—	7,640
Total available-for-sale securities:

Amortized cost					$95,161

Estimated fair value					$100,195

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.
(3)	Yields are calculated based on amortized cost.
(4)	These equity securities do not have a stated maturity.

Securities with carrying values of approximately $54.4 million were pledged to secure certain borrowings and deposits at June 30, 2013. Of the pledged securities at June 30, 2013, approximately $7.7 million were pledged for certain deposits, and approximately $46.7 million were pledged for repurchase agreements.

The following table discloses, as of June 30, 2013, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$7,353	$(166)	$—	$—	$7,353	$(166)

At June 30, 2013, there was one investment position in an unrealized loss position. This security is a publicly traded equity fund and is subject to market pricing volatility. We do not believe these unrealized losses are “other than temporary” as (1) we do not have the intent to sell of the securities in the table above; and (2) it is not probable that we will be unable to collect the amounts contractually due. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

At December 31, 2012, we did not have any investment securities in an unrealized loss position.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

At June 30, 2013 and December 31, 2012, loans were as follows (in thousands):

	June 30, 2013	December 31, 2012
Commercial	$4,470,861	$4,106,419
Construction	969,071	737,637
Real estate	2,015,045	1,892,451
Consumer	24,026	19,493
Leases	77,111	69,470

Gross loans held for investment	7,556,114	6,825,470
Deferred income (net of direct origination costs)	(45,452)	(39,935)
Allowance for loan losses	(79,428)	(74,337)

Total loans held for investment, net	7,431,234	6,711,198
Loans held for sale	2,838,234	3,175,272

Total	$10,269,468	$9,886,470

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

Construction Loans. Our construction loan portfolio consists primarily of single - and multi-family residential properties and commercial projects used in manufacturing, warehousing, service or retail businesses. Our construction loans generally have terms of one to three years. We typically make construction loans to developers, builders and contractors that have an established record of successful project completion and loan repayment and have a substantial investment in the borrowers’ equity. However, construction loans are generally based upon estimates of costs and value associated with the completed project. Sources of repayment for these types of loans may be pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from us until permanent financing is obtained. The nature of these loans makes ultimate repayment extremely sensitive to overall economic conditions. Borrowers may not be able to correct conditions of default in loans, increasing risk of exposure to classification, non-performing status, reserve allocation and actual credit loss and foreclosure. These loans typically have floating rates and commitment fees.

Loans Held for Sale. Our loans held for sale consist of ownership interests purchased in single-family residential mortgages funded through our mortgage finance group. These loans are typically on our balance sheet for 10 to 20 days or less. We have agreements with mortgage lenders and purchase legal interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans. Loans held for sale as of June 30, 2013 and December 31, 2012 are net of $309.4 million and $436.0 million, respectively, of participations sold.

As of June 30, 2013, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.

At June 30, 2013, we had a blanket floating lien based on certain real estate loans used as collateral for FHLB borrowings.

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

The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and nonaccrual status as of June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013
	Commercial	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$4,361,145	$964,837	$1,911,825	$23,686	$68,837	$7,330,330
Special mention	34,357	4,131	40,615	331	3,206	82,640
Substandard-accruing	57,782	103	41,806	—	5,003	104,694
Non-accrual	17,577	—	20,799	9	65	38,450

Total loans held for investment	$4,470,861	$969,071	$2,015,045	$24,026	$77,111	$7,556,114

December 31, 2012
	Commercial	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$4,013,538	$703,673	$1,816,027	$19,436	$68,327	$6,621,001
Special mention	33,137	11,957	12,461	—	919	58,474
Substandard-accruing	44,371	4,790	40,897	—	104	90,162
Non-accrual	15,373	17,217	23,066	57	120	55,833

Total loans held for investment	$4,106,419	$737,637	$1,892,451	$19,493	$69,470	$6,825,470

The following table details activity in the reserve for loan losses by portfolio segment for the six months ended June 30, 2013 and June 30, 2012. Allocation of a portion of the reserve to one category of loans does not preclude its availability to absorb losses in other categories.

June 30, 2013
(in thousands)	Commercial	Construction	Real Estate	Consumer	Leases	Unallocated	Total
Beginning balance	$21,547	$12,097	$30,893	$226	$2,460	$7,114	$74,337
Provision for loan losses	13,139	615	(2,905)	11	343	(2,528)	8,675
Charge-offs	4,474	—	131	45	—	—	4,650
Recoveries	745	—	15	45	261	—	1,066

Net charge-offs (recoveries)	3,729	—	116	—	(261)	—	3,584

Ending balance	$30,957	$12,712	$27,872	$237	$3,064	$4,586	$79,428

Period end amount allocated to:
Loans individually evaluated for impairment	$2,934	$—	$548	$1	$10	$—	$3,493
Loans collectively evaluated for impairment	28,023	12,712	27,324	236	3,054	4,586	75,935

Ending balance	$30,957	$12,712	$27,872	$237	$3,064	$4,586	$79,428

June 30, 2012
(in thousands)	Commercial	Construction	Real Estate	Consumer	Leases	Unallocated	Total
Beginning balance	$17,337	$7,845	$33,721	$223	$2,356	$8,813	$70,295
Provision for loan losses	2,058	2,179	(806)	62	440	(463)	3,470
Charge-offs	1,510	—	615	—	121	—	2,246
Recoveries	350	—	456	8	71	—	885

Net charge-offs (recoveries)	1,160	—	159	(8)	50	—	1,361

Ending balance	$18,235	$10,024	$32,756	$293	$2,746	$8,350	$72,404

Period end amount allocated to:
Loans individually evaluated for impairment	$5,121	$—	$1,232	$111	$48	$—	$6,512
Loans collectively evaluated for impairment	13,114	10,024	31,524	182	2,698	8,350	65,892

Ending balance	$18,235	$10,024	$32,756	$293	$2,746	$8,350	$72,404

Our recorded investment in loans as of June 30, 2013, December 31, 2012 and June 30, 2012 related to each balance in the allowance for loans losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows (in thousands):

June 30, 2013
(in thousands)	Commercial	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$19,475	$—	$23,666	$9	$65	$43,215
Loans collectively evaluated for impairment	4,451,387	969,071	1,991,378	24,017	77,046	7,512,899

Total	$4,470,862	$969,071	$2,015,044	$24,026	$77,111	$7,556,114

December 31, 2012
(in thousands)	Commercial	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$15,373	$18,179	$32,512	$57	$120	$66,241
Loans collectively evaluated for impairment	4,091,046	719,458	1,859,939	19,436	69,350	6,759,229

Total	$4,106,419	$737,637	$1,892,451	$19,493	$69,470	$6,825,470

June 30, 2012
(in thousands)	Commercial	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$19,248	$19,959	$30,648	$269	$252	$70,376
Loans collectively evaluated for impairment	3,787,084	569,593	1,754,652	20,522	68,731	6,200,582

Total	$3,806,332	$589,552	$1,785,300	$20,791	$68,983	$6,270,958

We have traditionally maintained an unallocated reserve component to allow for uncertainty in economic and other conditions affecting the quality of the loan portfolio. The unallocated portion of our loan loss reserve has decreased since December 31, 2012. We believe the level of unallocated reserves at June 30, 2013 is warranted due to the ongoing weak economic environment which has produced more frequent losses, including those resulting from fraud by borrowers, that do not correlate to historical loss rates for specific product types or credit risk grades. Our methodology used to calculate the allowance considers historical losses, however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy. In addition, a substantial portion of losses realized over the past several years were related to commercial real estate loans. Continuing uncertainty and illiquidity in the commercial real estate market has produced and continues to cause material changes in appraised values that can influence our impairment calculations on currently impaired loans and on pass-rated loans that may experience weakness if economic conditions and valuations do not stabilize.

Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. The table below summarizes our non-accrual loans by type and purpose as of June 30, 2013 (in thousands):

	June 30,	December 31,
	2013	2012
Commercial
Business loans	$15,909	$15,373
Energy loans	1,668	—
Construction
Market risk	—	17,217
Real estate
Market risk	9,591	11,054
Commercial	7,692	8,617
Secured by 1-4 family	3,516	3,395
Consumer	9	57
Leases	65	120

Total non-accrual loans	$38,450	$55,833

As of June 30, 2013, non-accrual loans included in the table above included $16.4 million related to loans that met the criteria for restructured.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. In accordance with FASB ASC 310 Receivables, we have also included all restructured loans in our impaired loan totals. The following tables detail our impaired loans, by portfolio class as of June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$4,667	$7,066	$—	$3,042	$—
Energy	1,668	3,498	—	278	—
Construction
Market risk	—	—	—	6,104	114
Real estate
Market risk	8,682	8,682	—	8,839	—
Commercial	7,692	7,692	—	8,003	—
Secured by 1-4 family	2,557	2,556	—	2,600	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—

Total impaired loans with no allowance recorded	$25,266	$29,494	$—	$28,866	$114

With an allowance recorded:
Commercial
Business loans	$13,140	$13,140	$2,934	$14,979	$—
Energy	—	—	—	1,749	—
Construction
Market risk	—	—	—	321	—
Real estate
Market risk	3,776	3,776	243	9,153	—
Commercial	—	—	—	954	—
Secured by 1-4 family	959	1,065	305	729	—
Consumer	9	9	1	39	—
Leases	65	65	10	85	—

Total impaired loans with an allowance recorded	$17,949	$18,055	$3,493	$28,009	$—

Combined:
Commercial
Business loans	$17,807	$20,206	$2,934	$18,021	$—
Energy	1,668	3,498	—	2,027	—
Construction
Market risk	—	—	—	6,425	114
Real estate
Market risk	12,458	12,458	243	17,992	—
Commercial	7,692	7,692	—	8,957	—
Secured by 1-4 family	3,516	3,621	305	3,329	—
Consumer	9	9	1	39	—
Leases	65	65	10	85	—

Total impaired loans	$43,215	$47,549	$3,493	$56,875	$114

December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$2,938	$2,938	$—	$1,409	$—
Construction
Market risk	17,217	17,217	—	18,571	677
Real estate
Market risk	9,061	9,061	—	7,944	—
Commercial	6,604	6,604	—	6,451	—
Secured by 1-4 family	2,632	2,632	—	1,827	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—

Total impaired loans with no allowance recorded	$38,452	$38,452	$—	$36,202	$677

With an allowance recorded:
Commercial
Business loans	$12,435	$18,391	$2,983	$15,484	$—
Construction
Market risk	962	962	14	321	—
Real estate
Market risk	11,439	11,439	535	11,811	—
Commercial	2,013	2,013	89	671	—
Secured by 1-4 family	763	763	275	1,632	—
Consumer	57	57	16	59	—
Leases	120	120	18	182	—

Total impaired loans with an allowance recorded	$27,789	$33,745	$3,930	$30,160	$—

Combined:
Commercial
Business loans	$15,373	$21,329	$2,983	$16,893	$—
Construction
Market risk	18,179	18,179	14	18,892	677
Real estate
Market risk	20,500	20,500	535	19,755	—
Commercial	8,617	8,617	89	7,122	—
Secured by 1-4 family	3,395	3,395	275	3,459	—
Consumer	57	57	16	59	—
Leases	120	120	18	182	—

Total impaired loans	$66,241	$72,197	$3,930	$66,362	$677

Average impaired loans outstanding during the six months ended June 30, 2013 and 2012 totaled $56.9 million and $69.7 million, respectively.

The table below provides an age analysis of our past due loans that are still accruing as of June 30, 2013 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing(1)	Total Past Due	Current	Total
Commercial
Business loans	$17,967	$3,889	$5,422	$27,278	$3,536,331	$3,563,609
Energy	4,316	7,915	—	12,231	877,444	889,675
Construction
Market risk	285	—	—	285	959,808	960,093
Secured by 1-4 family	—	—	—	—	8,978	8,978
Real estate
Market risk	9,394	1,948	2,211	13,553	1,482,063	1,495,616
Commercial	1,764	—	—	1,764	398,727	400,491
Secured by 1-4 family	—	480	—	480	97,659	98,139
Consumer	3,275	383	—	3,658	20,359	24,017
Leases	—	36	—	36	77,010	77,046

Total loans held for investment	$37,001	$14,651	$7,633	$59,285	$7,458,379	$7,517,664

(1)	Loans past due 90 days and still accruing includes premium finance loans of $4.2 million. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or forgiveness of either principal or accrued interest. As of June 30, 2013 and December 31, 2012, we have $4.8 million and $10.4 million, respectively, in loans considered restructured that are not on nonaccrual. As of June 30, 2013 these loans did not have an unfunded commitment total compared to $599,000 at December 31, 2012. Of the nonaccrual loans at June 30, 2013 and December 31, 2012, $16.4 million and $19.6 million, respectively, met the criteria for restructured. These loans have no unfunded commitments at their respective balance sheet date. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with modified terms in calendar years after the year of the restructure.

The following tables summarize, for the six months ended June 30, 2013 and 2012, loans that have been restructured during 2013 and 2012, respectively, (in thousands):

June 30, 2013
	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
Commercial business loans	1	$1,945	$1,898

Total new restructured loans in 2013	1	$1,945	$1,898

June 30, 2012
	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
Commercial business loans	1	$802	$791
Real estate market risk	2	1,726	1,177

Total new restructured loans in 2012	3	$2,528	$1,968

The restructured loans generally include terms to reduce the interest rate and extend payment terms. We have not forgiven any principal on the above loans. The restructuring of the loans did not have a significant impact on our allowance for loan losses at June 30, 2013.

The following tables provide information on how loans were modified as a restructured loan during the six months ended June 30, 2013 and 2012 (in thousands):

	June 30,
	2013	2012
Extended maturity	$—	$1,968
Combination of maturity extension and payment schedule adjustment	1,898	—

Total	$1,898	$1,968

As of June 30, 2013, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.

(5) OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO

The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Beginning balance	$14,426	$32,601	$15,991	$34,077
Additions	912	875	912	3,397
Sales	(1,902)	(2,471)	(3,396)	(3,728)
Valuation allowance for OREO	(164)	(2,700)	(164)	(3,556)
Direct write-downs	(219)	(423)	(290)	(2,308)

Ending balance	$13,053	$27,882	$13,053	$27,882

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

The table below summarizes our financial instruments whose contract amounts represent credit risk at June 30, 2013 (in thousands):

Commitments to extend credit	$2,891,481
Standby letters of credit	107,388

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown in the table below, the Company’s capital ratios exceed the regulatory definition of adequately capitalized as of June 30, 2013 and 2012. Based upon the information in its most recently filed call report, the Bank meets the capital ratios necessary to be well capitalized.

We believe we have at all times applied the appropriate risk weights (i.e., a 50%, or 20% for FHA/VA, risk weighting) to the ownership interests in mortgage loans owned by us. However, there can be no assurances that we will not ultimately be required to change the applicable risk weight on these assets, either retroactively or prospectively. Changes in risk weights applicable to these assets held by the Bank could cause our Bank to report historical deficiencies relative to well-capitalized or minimum capital standards and cause us to raise additional capital or reduce asset balances to maintain minimum and well-capitalized levels of regulatory capital that could adversely affect future operating results. We will determine if our business practices could be changed to maintain the risk weights historically applied, if necessary, and if those changes would be consistent with operating and financial risks acceptable to the Bank. The Company’s ownership in mortgage loans, in the capital ratios to be included in regulatory filings and reflected below beginning with the first quarter of 2013, utilize 100% risk weighting consistent with our understanding of the OCC’s current interpretation of the supplemental call reports instructions issued in early April 2013 that require reporting of such assets as loans to nondepository financial institutions.

During the first six months of 2013, we downstreamed an additional $190 million to the Bank and applied a 100% risk weight to the loans held for sale portfolio. With the 100% risk weighting for June 30, 2013, the Bank remains well capitalized and we have $89 million in the parent company and $50 million in an available line of credit to support the Bank’s future capital needs. As is typical in the mortgage business, month-end and quarter-end balances are generally much higher than average balances. The difference between the quarter-end balance and the average balance for the second quarter required approximately $43 million in additional capital using the 100% risk weight applied.

	June 30,
	2013	2012
Risk-based capital:
Tier 1 capital	9.60%	9.54%
Total capital	11.26%	10.48%
Leverage	11.11%	9.02%

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

On March 28, 2013, we completed a sale of 6.0 million shares of 6.5% non-cumulative preferred stock in a public offering. Net proceeds from the sale totaled $145.0 million. The additional equity is being used for general corporate purposes, which may include funding regulatory capital infusions into the Bank.

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

Stock-based compensation consists of SARs and RSUs that were granted from 2007 through 2013.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Stock- based compensation expense recognized:
SARs	$145	$187	$282	$375
RSUs	805	1,416	1,561	3,178

Total compensation expense recognized	$950	$1,603	$1,843	$3,553

			June 30, 2013
(in thousands)			Options	SARs and RSUs
Unrecognized compensation expense related to unvested awards			$—	$10,837
Weighted average period over which expense is expected to be recognized, in years			N/A	3.54

In connection with the 2010 Long-term Incentive Plan, the Company has issued cash-based performance units. A summary of the compensation cost for these units is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cash-based performance units	$8,368	$2,358	$9,407	$2,902

The compensation cost for the three months and six months ended June 30, 2013, includes approximately $4.1 million related to a charge taken to reflect the financial effect of the organizational changes announced during the second quarter of 2013 and includes assumptions about future payouts that may or may not happen. Additionally, there was another $2.2 million of charges related to the increased probability that certain performance targets for executive cash based incentives will be met, reflecting the increase in our stock price.

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

During the three months ended June 30, 2013 and 2012, the income and loss from discontinued operations was $338 and $675, net of taxes, respectively. During the six months ended June 30, 2013 and 2012, the loss and income from discontinued operations was $301 and $3,100, net of taxes, respectively. The 2013 loss is primarily related to continuing legal and salary expenses incurred in dealing with the remaining loans and requests from investors related to the repurchase of previously sold loans. We still have approximately $298,000 in loans held for sale from discontinued operations that are carried at the estimated market value at quarter-end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of June 30, 2013 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.

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

Assets and liabilities measured at fair value at June 30, 2013 and December 31, 2012 are as follows (in thousands):

June 30, 2013
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Available for sale securities:(1)
Residential mortgage-backed securities	$—	$50,137	$—
Municipals	—	18,371	—
Equity securities	—	7,353	—
Loans(2) (4)	—	—	12,392
OREO(3) (4)	—	—	13,053
Derivative asset(5)	—	11,124	—
Derivative liability(5)	—	(11,124)	—

December 31, 2012
Available for sale securities:(1)
Residential mortgage-backed securities	$—	$61,581	$—
Corporate securities	—	5,080	—
Municipals	—	25,894	—
Equity securities	—	7,640	—
Loans(2) (4)	—	—	11,639
OREO(3) (4)	—	—	15,991
Derivative asset(5)	—	28,465	—
Derivative liability(5)	—	(28,465)	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.
(2)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.
(3)	OREO is transferred from loans to OREO at fair value less selling costs.
(4)	Fair value of loans and OREO is measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions
(5)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.

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

Loans

During the three and six months ended June 30, 2013, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses based upon the fair value of the underlying collateral. The $12.4 million total above includes impaired loans at June 30, 2013 with a carrying value of $12.4 million that did not have specific allowance allocations for a total reported fair value of $12.4 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.

OREO

Certain foreclosed assets, upon initial recognition, are valued based on third party appraisals less estimated selling costs. At June 30, 2013, OREO with a carrying value of $17.7 million was reduced by specific valuation allowance allocations totaling $4.6 million for a total reported fair value of $13.1 million based on valuations utilizing Level 3 valuation inputs. Fair values are based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.

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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$319,040	$319,040	$206,348	$206,348
Securities, available-for-sale	75,861	75,861	100,195	100,195
Loans held for sale	2,838,234	2,838,234	3,175,272	3,175,272
Loans held for sale from discontinued operations	298	298	302	302
Loans held for investment, net	7,431,234	7,435,054	6,711,198	6,714,031
Derivative asset	11,124	11,124	28,465	28,465
Deposits	7,980,598	7,980,929	7,440,804	7,441,240
Federal funds purchased	307,515	307,515	273,179	273,179
Borrowings	1,327,115	1,327,115	1,673,982	1,673,983
Subordinated notes	111,000	108,673	111,000	112,757
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liability	11,124	11,124	28,465	28,465

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

Federal funds purchased, other borrowings, subordinated notes and trust preferred subordinated debentures

The carrying value reported in the consolidated balance sheet for federal funds purchased and other short-term, floating rate borrowings approximates their fair value, which is characterized as a Level 1 asset in the fair value hierarchy. The fair value of any fixed rate short-term borrowings and trust preferred subordinated debentures are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar borrowings, which is characterized as a Level 3 liability in the fair value hierarchy. The subordinated notes are publicly traded and are valued based on market prices, which is characterized as a Level 2 liability in the fair value hierarchy.

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

The notional amounts and estimated fair values of interest rate derivative positions outstanding at June 30, 2013 and December 31, 2012 are presented in the following tables (in thousands):

	June 30, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivative:
Commercial loan/lease interest rate swaps	$659,039	$11,281	$523,216	$28,469
Commercial loan/lease interest rate swaps	(659,039)	(11,281)	(523,216)	(28,469)
Commercial loan/lease interest rate caps	(51,192)	(157)	(42,380)	(4)
Commercial loan/lease interest rate caps	51,192	157	42,380	4

The weighted-average receive and pay interest rates for interest rate swaps outstanding at June 30, 2013 were as follows:

	June 30, 2013		December 31, 2012
	Weighted-Average Interest Rate		Weighted-Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	4.86%	3.16%	4.76%	3.11%

The weighted-average strike rate for outstanding interest rate caps was 1.95% at June 30, 2013 and 2.06% at December 31, 2012.

Our credit exposure on interest rate swaps and caps is limited to the net favorable value and interest payments of all swaps and caps by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the swaps and caps exceeds a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, relating to interest rate swaps and caps was approximately $11.1 million at June 30, 2013 and approximately $28.5 million at December 31, 2012, all of which relates to bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values. At June 30, 2013 and December 31, 2012, we had $10.4 million and $17.1 million, respectively, in cash collateral pledged for these derivatives included in interest-bearing deposits.

(12) STOCKHOLDERS’ EQUITY

On August 1, 2012, we completed a sale of 2.3 million shares of our common stock in a public offering. Net proceeds from the sale totaled $87.0 million. The additional equity was used for general corporate purposes, including retirement of $15.0 million of debt and additional capital to support continued loan growth at our bank.

On March 28, 2013, we completed a sale of 6.0 million shares of 6.5% non-cumulative preferred stock, par value $0.01, with a liquidation preference of $25 per share, in a public offering. Dividends on the preferred stock are not cumulative and will be paid when declared by our board of directors to the extent that we have lawfully available funds to pay dividends. If declared, dividends will accrue and be payable quarterly, in arrears, on the liquidation preference amount, on a non-cumulative basis, at a rate of 6.50% per annum. We paid $2.1 million in dividends on the preferred stock on June 15, 2013. Holders of preferred stock will not have voting rights, except with respect to authorizing or increasing the authorized amount of senior stock, certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law. Net proceeds from the sale totaled $145.0 million. The additional equity is being used for general corporate purposes, including funding regulatory capital infusions into the Bank.

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

QUARTERLY FINANCIAL SUMMARY – UNAUDITED

Consolidated Daily Average Balances, Average Yields and Rates

(In thousands)

	For the three months ended June 30, 2013			For the three months ended June 30, 2012
	Average Balance	Revenue/ Expense(1)	Yield/ Rate	Average Balance	Revenue/ Expense(1)	Yield/ Rate
Assets
Securities – taxable	$60,063	$594	3.97%	$91,623	$948	4.16%
Securities – non-taxable(2)	18,843	275	5.85%	26,817	393	5.89%
Federal funds sold	54,448	13	0.10%	8,077	4	0.20%
Deposits in other banks	91,177	60	0.26%	60,416	48	0.32%
Loans held for sale	2,406,246	22,440	3.74%	2,062,449	21,087	4.11%
Loans	7,152,323	83,978	4.71%	5,950,913	73,204	4.95%
Less reserve for loan losses	75,006	—	—	71,779	—	—

Loans, net of reserve	9,483,563	106,418	4.50%	7,941,583	94,291	4.78%

Total earning assets	9,708,094	107,360	4.44%	8,128,516	95,684	4.73%
Cash and other assets	402,898			386,867

Total assets	$10,110,992			$8,515,383

Liabilities and Stockholders’ Equity
Transaction deposits	$1,051,199	$233	0.09%	$694,463	$198	0.11%
Savings deposits	3,340,420	2,292	0.28%	2,664,598	2,107	0.32%
Time deposits	397,868	407	0.41%	584,581	831	0.57%
Deposits in foreign branches	340,713	296	0.35%	444,478	346	0.31%

Total interest bearing deposits	5,130,200	3,228	0.25%	4,388,120	3,482	0.32%
Other borrowings	727,158	354	0.20%	1,420,965	736	0.21%
Subordinated notes	111,000	1,829	6.61%	—	—	—
Trust preferred subordinated debentures	113,406	633	2.24%	113,406	688	2.44%

Total interest bearing liabilities	6,081,764	6,044	0.40%	5,922,491	4,906	0.33%
Demand deposits	2,914,341			1,864,456
Other liabilities	91,608			69,468
Stockholders’ equity	1,023,279			658,968

Total liabilities and stockholders’ equity	$10,110,992			$8,515,383

Net interest income		$101,316			$90,778

Net interest margin			4.19%			4.49%
Net interest spread			4.04%			4.40%

Additional information from discontinued operations:
Loans held for sale	$299			$389
Borrowed funds	299			389
Net interest income		$6			$6
Net interest margin - consolidated			4.19%			4.49%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.
(2)	Taxable equivalent rates used where applicable.

QUARTERLY FINANCIAL SUMMARY – UNAUDITED

Consolidated Daily Average Balances, Average Yields and Rates

(In thousands)

	For the six months ended June 30, 2013			For the six months ended June 30, 2012
	Average Balance	Revenue/ Expense(1)	Yield/ Rate	Average Balance	Revenue/ Expense(1)	Yield/ Rate
Assets
Securities – taxable	$65,611	$1,323	4.07%	$100,313	$1,989	3.99%
Securities – non-taxable(2)	20,499	598	5.88%	27,662	802	5.83%
Federal funds sold	39,698	19	0.10%	7,463	5	0.13%
Deposits in other banks	84,982	112	0.27%	54,943	97	0.36%
Loans held for sale	2,384,566	45,081	3.81%	2,049,536	42,402	4.16%
Loans	6,998,400	164,519	4.74%	5,805,953	143,663	4.98%
Less reserve for loan losses	74,726	—	—	71,020	—	—

Loans, net of reserve	9,308,240	209,600	4.54%	7,784,469	186,065	4.81%

Total earning assets	9,519,030	211,652	4.48%	7,974,850	188,958	4.76%
Cash and other assets	402,299			387,438

Total assets	$9,921,329			$8,362,288

Liabilities and Stockholders’ Equity
Transaction deposits	$1,027,598	$486	0.10%	$629,891	$338	0.11%
Savings deposits	3,293,806	4,589	0.28%	2,600,005	4,190	0.32%
Time deposits	400,476	821	0.41%	604,702	1,751	0.58%
Deposits in foreign branches	338,004	577	0.34%	426,950	675	0.32%

Total interest bearing deposits	5,059,884	6,473	0.26%	4,261,548	6,954	0.33%
Other borrowings	883,497	783	0.18%	1,487,841	1,455	0.20%
Subordinated notes	111,000	3,658	6.65%	—	—	0.00%
Trust preferred subordinated debentures	113,406	1,267	2.25%	113,406	1,399	2.48%

Total interest bearing liabilities	6,167,787	12,181	0.40%	5,862,795	9,808	0.34%
Demand deposits	2,723,196			1,782,423
Other liabilities	91,076			73,789
Stockholders’ equity	939,270			643,281

Total liabilities and stockholders’ equity	$9,921,329			$8,362,288

Net interest income		$199,471			$179,150

Net interest margin			4.23%			4.52%
Net interest spread			4.09%			4.43%

Additional information from discontinued operations:
Loans held for sale	$300			$391
Borrowed funds	300			391
Net interest income		$12			$14
Net interest margin - consolidated			4.23%			4.52%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.
(2)	Taxable equivalent rates used where applicable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Summary of Performance

We reported net income of $24.1 million and net income available to common shareholders of $21.6 million, or $0.52 per diluted common share, for the second quarter of 2013 compared to net income and net income available to common shareholders of $29.6 million, or $.76 per diluted common share, for the second quarter of 2012. The dividend on preferred shares reduced income available to common shareholders by $2.4 million, or $0.06 per share, during the second quarter of 2013. The second quarter of 2013 was the first full quarter for the preferred dividends, and the dividend amount going forward will be consistent. Return on average common equity was 9.94% and return on average assets was 0.95% for the second quarter of 2013, compared to 18.08% and 1.40%, respectively, for the second quarter of 2012. Net income and net income available to common shareholders for the six months ended June 30, 2013 totaled $57.2 million and $54.7 million, respectively, or $1.31 per diluted common share, compared to net income and net income available to common shareholders of $56.7 million, or $1.45 per diluted common share, for the same period in 2012. Return on average common equity was 11.74% and return on average assets was $1.16% for the six months ended June 30, 2013, compared to 17.73% and 1.36%, respectively, for the six months ended June 30, 2012.

Net income decreased $5.6 million, or 19%, for the three months ended June 30, 2013 as compared to the same period in 2012. The $5.6 million decrease during the three months ended June 30, 2013, was primarily the result of a $10.6 million increase in net interest income, a $666,000 increase in non-interest income and a $4.0 million decrease in income tax expense, offset by a $6.0 million increase in the provision for credit losses and a $14.7 million increase in non-interest expense. The $512,000 increase in net income during the six months ended June 30, 2013 was primarily the result of a $20.4 million increase in net interest income, a $2.7 million increase in non-interest income and a $547,000 decrease in income tax expense, offset by a $5.0 million increase in the provision for credit losses and an $18.2 million increase in non-interest expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income was $101.2 million for the second quarter of 2013, compared to $90.6 million for the second quarter of 2012. The increase was due to an increase in average earning assets of $1.6 billion as compared to the second quarter of 2012. The increase in average earning assets included a $1.2 billion increase in average loans held for investment and a $343.8 million increase in loans held for sale, offset by a $39.5 million decrease in average securities. For the quarter ended June 30, 2013, average net loans and securities represented 98% and 1%, respectively, of average earning assets compared to 98% and 2% in the same quarter of 2012.

Average interest bearing liabilities increased $151.7 million from the second quarter of 2012, which included a $742.1 million increase in interest bearing deposits and a $111.0 million increase in subordinated notes, offset by a $701.4 million decrease in other borrowings. Demand deposits increased from $1.9 billion at June 30, 2012 to $2.9 billion at June 30, 2013. The average cost of interest bearing deposits decreased from .32% for the quarter ended June 30, 2012 to .25% for the same period of 2013. The change in funding composition decreased the cost of interest bearing deposits and borrowed funds to .25% in the second quarter of 2013 compared to .29% in the second quarter of 2012.

Net interest income was $199.3 million for the six months ended June 30, 2013, compared to $178.9 million for the same period of 2012. The increase was due to an increase in average earning assets of $1.5 billion as compared to the six months ended June 30, 2012. The increase in average earning assets included a $1.2 billion increase in average loans held for investment and a $335.0 million increase in loans held for sale, offset by a $41.9 million decrease in average securities. For the six months ended June 30, 2013, average net loans and securities represented 98% and 1%, respectively, of average earning assets compared to 98% and 2% in the same quarter of 2012.

Average interest bearing liabilities increased $305.0 million compared to the first six months of 2013, which included a $798.3 million increase in interest bearing deposits and a $111.0 million increase in subordinated notes, offset by a $604.3 million decrease in other borrowings. Demand deposits increased from $1.8 billion at June 30, 2012 to $2.7 billion at June 30, 2013. The average cost of interest bearing deposits decreased from .33% for the six months ended June 30, 2012 to .26% for the same period of 2013. The change in funding composition decreased the cost of interest bearing deposits and borrowed funds to .25% for the six months ended June 30, 2013 compared to .29% in the same period of 2012.

The following table presents the changes (in thousands) in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.

	Three months ended			Six months ended
	June 30, 2013/2012			June 30, 2013/2012
	Net	Change Due To(1)		Net	Change Due To(1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Interest income:
Securities(2)	$(472)	$(441)	$(31)	$(870)	$(901)	$31
Loans held for sale	1,353	3,680	(2,327)	2,679	6,623	(3,944)
Loans held for investment	10,774	15,101	(4,327)	20,856	28,875	(8,019)
Federal funds sold	9	23	(14)	14	22	(8)
Deposits in other banks	12	25	(13)	15	53	(38)

Total	11,676	18,388	(6,712)	22,694	34,672	(11,978)
Transaction deposits	35	105	(70)	148	212	(64)
Savings deposits	185	554	(369)	399	1,082	(683)
Time deposits	(424)	(265)	(159)	(930)	(593)	(337)
Deposits in foreign branches	(50)	(79)	29	(98)	(143)	45
Borrowed funds	1,392	(358)	1,750	2,854	(593)	3,447

Total	1,138	(43)	1,181	2,373	(35)	2,408

Net interest income	$10,538	$18,431	$(7,893)	$20,321	$34,707	$(14,386)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.
(2)	Taxable equivalent rates used where applicable.

Net interest margin, the ratio of net interest income to average earning assets, was 4.19% for the second quarter of 2013 compared to 4.49% for the second quarter of 2012. This 30 basis point decrease was a result of a decrease in interest income as a percent of earning assets offset by a reduction in funding costs. Funding cost including demand deposits and borrowed funds decreased from .22% for the second quarter of 2012 to .16% for the second quarter of 2013. The cost of subordinated debt issued in September 2012 and the trust preferred as a percent of total earning assets was .10% for the second quarter of 2013. Total cost of funding, including all deposits and stockholders’ equity increased slightly to .24% for the second quarter of 2013 compared to .23% for the second quarter of 2012.

Non-interest Income

The components of non-interest income were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Service charges on deposit accounts	$1,749	$1,624	$3,450	$3,228
Trust fee income	1,269	1,232	2,510	2,346
Bank owned life insurance (BOLI) income	463	588	961	1,109
Brokered loan fees	4,778	4,128	9,522	7,779
Swap fees	981	622	2,633	1,419
Other	1,888	2,268	3,333	3,771

Total non-interest income	$11,128	$10,462	$22,409	$19,652

Non-interest income increased $666,000 during the three months ended June 30, 2013 compared to the same period of 2012. This increase is primarily related to an increase of $650,000 in brokered loan fees due to an increase in our mortgage finance volume. Swap fee income increased $359,000 during the three months ended June 30, 2013 compared to the same period of 2012 due to an increase in swap transactions. Swap fees are fees related to customer swap transactions and are received from the institution that is our counterparty on the transaction. See Note 11 – Derivative Financial Instruments for further discussion.

Non-interest income increased $2.7 million during the six months ended June 30, 2013 compared to the same period of 2012. This increase is primarily related to an increase of $1.7 million in brokered loan fees due to an increase in our mortgage finance volume. Swap fee income increased $1.2 million during the six months ended June 30, 2013 compared to the same period of 2012 due to an increase in swap transactions. Swap fees are fees related to customer swap transactions and are received from the institution that is our counterparty on the transaction. See Note 11 – Derivative Financial Instruments for further discussion.

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

Non-interest Expense

The components of non-interest expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Salaries and employee benefits	$45,191	$30,230	$78,732	$59,249
Net occupancy expense	4,135	3,679	7,992	7,283
Marketing	4,074	3,174	8,046	5,997
Legal and professional	4,707	3,330	8,647	7,321
Communications and technology	3,347	2,720	6,469	5,203
Allowance and other carrying costs for OREO	482	3,812	912	7,154
Other	6,798	7,028	13,636	14,042

Total non-interest expense	$68,734	$53,973	$124,434	$106,249

Non-interest expense for the second quarter of 2013 increased $14.7 million, or 27%, to $68.7 million from $54.0 million in the second quarter of 2012. The increase is primarily attributable to a $15.0 million increase in salaries and employee benefits. Of this increase, approximately $7.7 million related to a charge taken to reflect the financial effect of the planned organizational change announced during the second quarter of 2013 related to the retirement and transition of our CEO and includes assumptions about future payouts that may or may not occur. These payouts, when and if realized, will be directly linked to our performance and stock price, but are required to be estimated at the time of the event. Additionally, there was another $2.2 million of charges related to the increased probability that certain company financial performance targets for executive cash-based incentives will be met. These incentives are expensed based on current stock prices, which have increased since the grants were made. The remaining $5.1 million increase was primarily due to general business growth and costs of cash-based incentives resulting from the increase in the price of our common stock.

Marketing expense for the three months ended June 30, 2013 increased $900,000, or 28%, compared to the same quarter in 2012, which was primarily due to general business growth and treasury management programs.

Legal and professional expense for the three months ended June 30, 2013 increased $1.4 million compared to the same quarter in 2012 due to general business growth.

For the three months ended June 30, 2013, allowance and other carrying costs for OREO decreased $3.3 million, to $482,000, $383,000 of which related to deteriorating values of assets held in OREO. Of the $383,000 valuation expense in the second quarter of 2013, $219,000 related to direct write-downs of the OREO balance and $164,000 related to increasing the valuation allowance for the second quarter of 2013.

Non-interest expense for the six months ended June 30, 2013 increased $18.2 million, or 17%, to $124.4 million from $106.2 million compared to the same period in 2012. The increase is primarily attributable to a $19.5 million increase in salaries and employee benefits. Of this increase, approximately $7.7 million related to a charge taken to reflect the financial effect of the planned organizational change announced during the second quarter of 2013 related to the retirement and transition of our CEO and includes assumptions about future payouts that may or may not occur. These payouts, when and if realized, will be directly linked to our performance and stock price, but are required to be estimated at the time of the event. Additionally, there was another $2.2 million of charges related to the increased probability that certain company financial performance targets for executive cash-based incentives will be met. These incentives are expensed based on current stock prices. The remaining $9.6 million increase was primarily due to general business growth and incentive expense directly related to our performance and the increase in the price of our common stock.

Marketing expense for the six months ended June 30, 2013 increased $2.0 million, or 34%, compared to the same period in 2012, which was primarily due to general business growth and treasury management programs.

Legal and professional expense for the six months ended June 30, 2013 increased $1.3 million compared to the same period in 2012 due to general business growth.

Communications and data processing expense for the six months ended June 30, 2013 increased $1.3 million compared to the same period in 2012 as a result of general business growth.

For the six months ended June 30, 2013, allowance and other carrying costs for OREO decreased $6.2 million, to $912,000, $454,000 of which related to deteriorating values of assets held in OREO. Of the $454,000 valuation expense in the first six months of 2013, $290,000 related to direct write-downs of the OREO balance and $164,000 related to increasing the valuation allowance for the second quarter of 2013.

Analysis of Financial Condition

Loan Portfolio

Total loans net of allowance for loan losses at June 30, 2013 increased $383.0 million from December 31, 2012 to $10.3 billion. All loan categories within loans held for investment increased for a combined $730.6 million increase. Loans held for sale decreased $337.0 million from December 31, 2012 as a result of seasonal trends and rising long-term interest rates.

Loans were as follows as of the dates indicated (in thousands):

	June 30, 2013	December 31, 2012
Commercial	$4,470,861	$4,106,419
Construction	969,071	737,637
Real estate	2,015,045	1,892,451
Consumer	24,026	19,493
Leases	77,111	69,470

Gross loans held for investment	7,556,114	6,825,470
Deferred income (net of direct origination costs)	(45,452)	(39,935)
Allowance for loan losses	(79,428)	(74,337)

Total loans held for investment, net	7,431,234	6,711,198
Loans held for sale	2,838,234	3,175,272

Total	$10,269,468	$9,886,470

We continue to lend primarily in Texas. As of June 30, 2013, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and successful professionals and entrepreneurs in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.

We originate a substantial majority of all the loans held for investment. We also participate in syndicated loan relationships, both as a participant and as an agent. As of June 30, 2013, we have $1.2 billion in syndicated loans, $315.2 million of which we acted as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans originated by us. In addition, as of June 30, 2013, none of our syndicated loans were on non-accrual.

Loans held for sale consist of legal ownership interests purchased in single-family residential mortgages funded through our mortgage finance group. These loans are typically on our balance sheet for 10 to 20 days or less. We have agreements with mortgage lenders and purchase legal ownership interest in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans or loans eligible for sale to federal agencies or government sponsored entities.

Summary of Loan Loss Experience

The provision for credit losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $7.0 million during the second quarter of 2013 compared to $1.0 million in the second quarter of 2012 and $2.0 million in the first quarter of 2013. Despite experiencing improvements in credit quality, we have seen levels of reserves and provision increase due to growth in the portfolio. We do continue to maintain an unallocated reserve component to allow for continued uncertainty in economic and other conditions affecting the quality of the loan portfolio. We believe the level of unallocated reserves at June 30, 2013 continues to be warranted due to the ongoing weak economic environment which has produced more frequent losses, including those resulting from fraud by borrowers.

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

The combined reserve for credit losses, which includes a liability for losses on unfunded commitments, totaled $83.6 million at June 30, 2013, $78.2 million at December 31, 2012 and $75.4 million at June 30, 2012. Due to the growth in loans, the total reserve percentage decreased to 1.11% at June 30, 2013 from 1.15% and 1.21% of loans held for investment at December 31, 2012 and June 30, 2012, respectively. The total reserve percentage had increased in 2010 as a result of the effects of national and regional economic conditions on borrowers and values of assets pledged as collateral. The combined reserve percentage has trended down as we recognized losses on loans for which there were specific or general allocations of reserves and as we have experienced improvement in our overall credit quality. The overall reserve for loan losses continues to result from consistent application of the loan loss reserve methodology as described above. At June 30, 2013, we believe the reserve is sufficient to cover all expected losses in the portfolio and has been derived from consistent application of the methodology described above. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, our estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

Activity in the reserve for loan losses is presented in the following table (in thousands):

	Six months ended June 30, 2013	Year ended December 31, 2012	Six months ended June 30, 2012
Reserve for loan losses:
Beginning balance	$74,337	$70,295	$70,295
Loans charged-off:
Commercial	4,474	6,708	1,510
Real estate - term	131	899	615
Consumer	45	49	—
Equipment leases	—	204	121

Total charge-offs	4,650	7,860	2,246
Recoveries:
Commercial	745	832	350
Real estate - construction	—	10	—
Real estate - term	15	812	456
Consumer	45	33	8
Equipment leases	261	108	71

Total recoveries	1,066	1,795	885

Net charge-offs	3,584	6,065	1,361
Provision for loan losses	8,675	10,107	3,470

Ending balance	$79,428	$74,337	$72,404

Reserve for off-balance sheet credit losses:
Beginning balance	$3,855	$2,462	$2,462
Provision for off-balance sheet credit losses	325	1,393	530

Ending balance	$4,180	$3,855	$2,992

Total reserve for credit losses	$83,608	$78,192	$75,396

Total provision for credit losses	$9,000	$11,500	$4,000

Reserve for loan losses to loans held for investment(2)	1.06%	1.10%	1.16%
Net charge-offs to average loans(1) (2)	0.10%	0.10%	0.05%
Total provision for credit losses to average loans(2)	0.26%	0.19%	0.14%
Recoveries to total charge-offs	22.92%	22.84%	39.40%
Reserve for off-balance sheet credit losses to off-balance sheet credit commitments	0.14%	0.14%	0.14%
Combined reserves for credit losses to loans held for investment(2)	1.11%	1.15%	1.21%

Non-performing assets:
Non-accrual loans(5)	$38,450	$55,833	$56,433
OREO(4)	13,053	15,991	27,882
Other repossessed assets	19	42	19

Total	$51,522	$71,866	$84,334

Restructured loans	$4,765	$10,407	$13,943

Loans past due 90 days and still accruing(3)	7,633	3,674	4,421

Reserve as a percent of non-performing loans	2.1x	1.3x	1.3x

(1)	Interim period ratios are annualized.
(2)	Excludes loans held for sale.
(3)

At June 30, 2013, December 31, 2012 and June 30, 2012, loans past due 90 days and still accruing includes premium finance loans of $4.2 million, $2.8 million and $3.2 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(4)	At June 30, 2013, December 31, 2012 and June 30, 2012, OREO balance is net of $4.6 million, $5.6 million and $9.0 million valuation allowance, respectively.
(5)	As of June 30, 2013, December 31, 2012 and June 30, 2012, non-accrual loans included $16.4 million, $19.6 million and $10.8 million, respectively, in loans that met the criteria for restructured.

Non-performing Assets

Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type (in thousands):

	June 30, 2013	December 31, 2012	June 30, 2012
Non-accrual loans:
Commercial	$17,577	$15,373	$19,248
Construction	—	17,217	19,959
Real estate	20,799	23,066	16,705
Consumer	9	57	269
Leases	65	120	252

Total non-accrual loans	$38,450	$55,833	$56,433

The table below summarizes the non-accrual loans as segregated by loan type and type of property securing the credit as of June 30, 2013 (in thousands):

Non-accrual loans:
Commercial
Lines of credit secured by the following:
Various single family residences and notes receivable	$2,157
Oil and gas properties	1,668
Assets of the borrowers	12,221
Other	1,531

Total commercial	17,577
Real estate
Secured by:
Commercial property	6,075
Unimproved land and/or undeveloped residential lots	9,298
Single family residences	2,083
Other	3,343

Total real estate	20,799
Consumer	9
Leases (commercial leases primarily secured by assets of the lessor)	65

Total non-accrual loans	$38,450

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of June 30, 2013, none of our non-accrual loans were earning on a cash basis.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the original loan agreement. All loans classified as restructured loans are also considered impaired. Reserves on impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral.

At June 30, 2013, we had $7.6 million in loans past due 90 days and still accruing interest. At June 30, 2013, $4.2 million of the loans past due 90 days and still accruing are premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or forgiveness of either principal or accrued interest. As of June 30, 2013, we have $4.8 million in loans considered restructured that are not on nonaccrual. Of the nonaccrual loans at June 30, 2013, $16.4 million met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At June 30, 2013 and 2012, we had $9.3 million and $9.4 million, respectively, in loans of this type which were not included in either non-accrual or 90 days past due categories.

The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Beginning balance	$14,426	$32,601	$15,991	$34,077
Additions	912	875	912	3,397
Sales	(1,902)	(2,471)	(3,396)	(3,728)
Valuation allowance for OREO	(164)	(2,700)	(164)	(3,556)
Direct write-downs	(219)	(423)	(290)	(2,308)

Ending balance	$13,053	$27,882	$13,053	$27,882

The following table summarizes the assets held in OREO at June 30, 2013 (in thousands):

Unimproved commercial real estate lots and land	$3,116
Commercial buildings	844
Undeveloped land and residential lots	7,200
Multifamily lots and land	282
Single family residences	611
Other	1,000

Total OREO	$13,053

When foreclosure occurs, fair value, which is generally based on appraised values, may result in partial charge-off of a loan upon taking property, and so long as property is retained, subsequent reductions in appraised values will result in valuation adjustment taken as non-interest expense. In addition, if the decline in value is believed to be permanent and not just driven by market conditions, a direct write-down to the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure related to the appraised values during that holding period. During the six months ended June 30, 2013 and 2012, we recorded $454,000 and $5.9 million in valuation expense, respectively. Of the $454,000 recorded for the six months ended June 30, 2013, $164,000 related to direct write-downs and $290,000 related to increasing the valuation allowance.

Liquidity and Capital Resources

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the demonstrated marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2012 and for six months ended June 30, 2013, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings.

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

	June 30, 2013	June 30, 2012	December 31, 2012

Deposits from core customers	$7,980.6	$6,490.2	$7,440.8
Deposits from core customers as a percent of total deposits	100.0%	97.4%	100.0%
Brokered deposits	$—	$170.1	$—
Brokered deposits as a percent of total deposits	0.0%	2.6%	0.0%

Average deposits from core customers(1)	$7,783.1	$5,879.9	$6,336.0
Average deposits from core customers as a percent of total quarterly average deposits(1)	100.0%	97.3%	98.3%

Average brokered deposits(1)	$—	$164.1	$108.0
Average brokered deposits as a percent of total quarterly average deposits(1)	0.0%	2.7%	1.7%

(1)	Annual averages presented for December 31, 2012.

We have access to, and have periodically utilized, sources of brokered deposits of not less than an additional $3.5 billion. Customer deposits (total deposits minus brokered CDs) increased by $1.5 billion from June 30, 2012 and increased by $539.8 million from December 31, 2012.

Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our loans held for sale, due to their liquidity, short duration and interest spreads available. These borrowing sources typically include federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes, and advances from the FHLB and the Federal Reserve. The following table summarizes our borrowings as of June 30, 2013 (in thousands):

Federal funds purchased	$307,515
Customer repurchase agreements	27,079
FHLB borrowings	1,300,036
Subordinated notes	111,000
Trust preferred subordinated debentures	113,406

Total borrowings	$1,859,036

Maximum outstanding at any month-end during the year	$1,859,036

The following table summarizes our other borrowing capacities in excess of balances outstanding at June 30, 2013 (in thousands):

FHLB borrowing capacity relating to loans	$58,479
FHLB borrowing capacity relating to securities	12,558

Total FHLB borrowing capacity	$71,037

Unused federal funds lines available from commercial banks	$703,000

Our equity capital averaged $939.3 million for the six months ended June 30, 2013, as compared to $643.3 million for the same period in 2012. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.

Our capital ratios remain above the levels required to be well capitalized and have been enhanced with the additional capital raised since 2008 and will allow us to grow organically with the addition of loan and deposit relationships.

On March 27, 2012, we entered into a loan agreement which provides for a non-revolving amortizing line of credit up to $50 million that matures on March 27, 2014. At December 31, 2012, we had $35.0 million of unused capacity on this line. During the first quarter of 2013, we modified the line of credit to increase the capacity to $50.0 million. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. At June 30, 2013, no borrowings were outstanding.

During the second quarter of 2012, we filed a Registration Statement on Form S-3 with the SEC which was effective June 25, 2012. The registration statement covers issuances of up to $250.0 million of debt or equity securities. On August 1, 2012, we completed a sale of 2.3 million shares of our common stock in a public offering. Net proceeds from the sale totaled $87.0 million. The additional equity was used for general corporate purposes, including retirement of $15.0 million of debt discussed above and additional capital to support continued loan growth at our bank.

On September 21, 2012, we issued $111.0 million of subordinated notes. The notes mature in September 2042 and bear interest at a rate of 6.50% per annum, payable quarterly. The proceeds were used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions.

During the fourth quarter of 2012, we filed a Registration Statement on Form S-3 with the SEC which was effective October 25, 2012. The registration statement covers issuances of up to $250.0 million of debt or equity securities. On March 28, 2013, we completed a sale of 6.0 million shares of our preferred stock in a public offering. Net proceeds from the sale totaled $145.1 million. The additional equity is being used for general corporate purposes, including funding regulatory capital infusions into the Bank.

Commitments and Contractual Obligations

The following table presents significant fixed and determinable contractual obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of June 30, 2013, our significant fixed and determinable contractual obligations to third parties were as follows (in thousands):

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
Deposits without a stated maturity(1)	$7,228,740	$—	$—	$—	$7,228,740
Time deposits(1)	675,713	73,529	2,545	71	751,858
Federal funds purchased(1)	307,515	—	—	—	307,515
Customer repurchase agreements(1)	27,079	—	—	—	27,079
FHLB borrowings(1)	1,300,000	—	36	—	1,300,036
Operating lease obligations(1) (2)	10,948	21,372	20,256	49,396	101,972
Subordinated notes(1)	—	—	—	111,000	111,000
Trust preferred subordinated debentures(1)	—	—	—	113,406	113,406

Total contractual obligations	$9,549,995	$94,901	$22,837	$273,873	$9,941,606

(1)	Excludes interest.
(2)	Non-balance sheet item.

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

Interest Rate Risk Management

Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of June 30, 2013, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis

June 30, 2013

(In thousands)

	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance

Assets:
Securities(1)	$14,288	$22,836	$22,385	$16,352	$75,861

Total variable loans	8,937,436	24,581	458	9,341	8,971,816
Total fixed loans	725,355	336,708	207,786	152,981	1,422,830

Total loans(2)	9,662,791	361,289	208,244	162,322	10,394,646

Total interest sensitive assets	$9,677,079	$384,125	$230,629	$178,674	$10,470,507

Liabilities:
Interest bearing customer deposits	$4,648,965	$—	$—	$—	$4,648,965
CDs & IRAs	158,057	168,694	73,529	2,618	402,898

Total interest bearing deposits	4,807,022	168,694	73,529	2,618	5,051,863

Repurchase agreements, Federal funds purchased, FHLB borrowings	1,634,594	—	36	—	1,634,630
Subordinated notes	—	—	—	111,000	111,000
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowings	1,634,594	—	36	224,406	1,859,036

Total interest sensitive liabilities	$6,441,616	$168,694	$73,565	$227,024	$6,910,899

GAP	$3,235,463	$215,431	$157,064	$(48,350)	$—
Cumulative GAP	3,235,463	3,450,894	3,607,958	3,559,608	3,559,608

Demand deposits					$2,928,735
Stockholders’ equity					1,034,955

Total					$3,963,690

(1)	Securities based on fair market value.
(2)	Loans include loans held for sale and are stated at gross.

The table above sets forth the balances as of June 30, 2013 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.

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

Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
200 bp Increase June 30, 2013

Change in net interest income	$73,855

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

Our management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures as of June 30, 2013, and concluded that those disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors known to us that could materially affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

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

During the first six month of 2013, we downstreamed an additional $190 million to the Bank and applied a 100% risk weight to the loans held for sale portfolio. We believe we have at all times applied the appropriate risk weights to the ownership interests in mortgage loans owned by us and are prepared to defend that position. Based on the facts and circumstances related to the structure of our program, we believe it supports a 50% (or 20% for FHA/VA) risk weighting. We will determine if our business practices could be changed to maintain the risk weights historically applied and if those changes would be consistent with operating and financial risks acceptable to the Bank. Beginning with the reports for March 31, 2013, the risk weight applied to the Company’s ownership in mortgage loans, in the capital ratios included herein and in regulatory filings, is shown using a 100% risk weight. That presentation, which is being challenged by the Company, is consistent with our understanding of the OCC’s current interpretation of the supplemental call reports instructions issued in early April 2013 that require reporting of such assets as loans to nondepository financial institutions. At June 30, 2013 we had $89 million in the parent company and an available line of credit of $50 million to support the Bank’s future capital needs. As is typical in the mortgage business, month-end and quarter-end balances are generally much higher than average balances. The difference between the quarter-end balance and the average balance for the second quarter of 2013 required approximately $43 million in additional capital using the 100% risk weight applied.

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

101

The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS CAPITAL BANCSHARES, INC.

Date: July 26, 2013

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

101

The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements ***

***

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.