Form 10-Q
period 2013-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2013-11-12
CIK 1077428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2013

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

Large Accelerated Filer ☒     Accelerated Filer ☐     Non-Accelerated Filer ☐     Small Reporting Company☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

On November 7, 2013, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share                     40,982,263

Texas Capital Bancshares, Inc.

Form 10-Q

Quarter Ended September 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME – UNAUDITED

(In thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Interest income
Loans	$114,453	$100,830	$324,053	$286,895
Securities	682	1,125	2,394	3,635
Federal funds sold	22	2	41	7
Deposits in other banks	60	54	172	151

Total interest income	115,217	102,011	326,660	290,688
Interest expense
Deposits	3,699	3,378	10,172	10,332
Federal funds purchased	152	268	570	789
Repurchase agreements	4	3	13	10
Other borrowings	119	607	475	1,534
Subordinated notes	1,829	208	5,487	208
Trust preferred subordinated debentures	638	692	1,905	2,091

Total interest expense	6,441	5,156	18,622	14,964

Net interest income	108,776	96,855	308,038	275,724
Provision for credit losses	5,000	3,000	14,000	7,000

Net interest income after provision for credit losses	103,776	93,855	294,038	268,724
Non-interest income
Service charges on deposit accounts	1,659	1,684	5,109	4,912
Trust fee income	1,263	1,216	3,773	3,562
Bank owned life insurance (BOLI) income	423	549	1,384	1,658
Brokered loan fees	4,078	4,839	13,600	12,618
Swap fees	983	1,397	3,616	2,815
Other	2,025	867	5,358	4,639

Total non-interest income	10,431	10,552	32,840	30,204
Non-interest expense
Salaries and employee benefits	36,012	31,009	114,744	90,258
Net occupancy expense	4,342	3,653	12,334	10,936
Marketing	3,974	3,472	12,020	9,469
Legal and professional	3,937	4,916	12,584	12,237
Communications and technology	3,696	2,885	10,165	8,088
Allowance and other carrying costs for OREO	267	552	1,179	7,706
FDIC insurance assessment	4,357	1,332	6,134	4,497
Other	5,424	5,702	17,283	16,579

Total non-interest expense	62,009	53,521	186,443	159,770

Income from continuing operations before income taxes	52,198	50,886	140,435	139,158
Income tax expense	18,724	18,316	49,745	49,884

Income from continuing operations	33,474	32,570	90,690	89,274
Income (loss) from discontinued operations (after-tax)	2	(34)	2	(31)

Net income	33,476	32,536	90,692	89,243
Preferred stock dividends	2,437	-	4,956	-

Net income available to common shareholders	$31,039	$32,536	$85,736	$89,243

Other comprehensive income
Change in net unrealized gain on available-for-sale securities arising during period, before tax	$(531)	$(386)	$(2,283)	$(1,298)
Income tax benefit related to net unrealized gain on available-for-sale securities	(186)	(135)	(799)	(454)

Other comprehensive loss, net of tax	(345)	(251)	(1,484)	(844)

Comprehensive income	$33,131	$32,285	$89,208	$88,399

Basic earnings per common share
Income from continuing operations	$0.76	$0.82	$2.10	$2.32
Net income	$0.76	$0.82	$2.10	$2.32
Diluted earnings per common share
Income from continuing operations	$0.74	$0.80	$2.05	$2.25
Net income	$0.74	$0.80	$2.05	$2.25

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	September 30,	December 31,
	2013	2012

	(Unaudited)
Assets
Cash and due from banks	$118,268	$111,938
Interest-bearing deposits	76,690	94,410
Federal funds sold and securities purchased under resale agreements	100	-
Securities, available-for-sale	67,815	100,195
Loans held for sale	2,262,085	3,175,272
Loans held for sale from discontinued operations	296	302
Loans held for investment (net of unearned income)	8,051,328	6,785,535
Less: Allowance for loan losses	84,006	74,337

Loans held for investment, net	7,967,322	6,711,198
Premises and equipment, net	12,653	11,445
Accrued interest receivable and other assets	271,052	316,201
Goodwill and intangible assets, net	21,463	19,883

Total assets	$10,797,744	$10,540,844

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$3,242,060	$2,535,375
Interest bearing	5,344,152	4,576,120
Interest bearing in foreign branches	370,869	329,309

Total deposits	8,957,081	7,440,804

Accrued interest payable	743	650
Other liabilities	99,161	91,581
Federal funds purchased	169,794	273,179
Repurchase agreements	29,899	23,936
Other borrowings	250,031	1,650,046
Subordinated notes	111,000	111,000
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	9,731,115	9,704,602

Stockholders’ equity:
Preferred stock	150,000	-
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 40,935,040 and 40,727,996 at September 30, 2013 and December 31, 2012, respectively	409	407
Additional paid-in capital	446,249	450,116
Retained earnings	468,191	382,455
Treasury stock (shares at cost: 417 at September 30, 2013 and December 31, 2012)	(8)	(8)
Accumulated other comprehensive income, net of taxes	1,788	3,272

Total stockholders’ equity	1,066,629	836,242

Total liabilities and stockholders’ equity	$10,797,744	$10,540,844

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

	Preferred Stock		Common Stock				Treasury Stock		Accumulated

	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Other Comprehensive Income, Net of Taxes	Total

Balance at December 31, 2011	-	$-	37,666,708	$376	$349,458	$261,783	(417)	$(8)	$4,722	$616,331
Comprehensive income:
Net income (unaudited)	-	-	-	-	-	89,243	-	-	-	89,243
Change in unrealized gain on available-for-sale securities, net of taxes of $454 (unaudited)	-	-	-	-	-	-	-	-	(844)	(844)

Total comprehensive income (unaudited)										88,399
Tax benefit related to exercise of stock-based awards (unaudited)	-	-	-	-	5,773	-	-	-	-	5,773
Stock-based compensation expense recognized in earnings (unaudited)	-	-	-	-	4,648	-	-	-	-	4,648
Issuance of stock related to stock-based awards (unaudited)	-	-	613,992	7	261	-	-	-	-	268
Issuance of stock (unaudited)	-	-	2,300,000	23	86,964	-	-	-	-	86,987

Balance at September 30, 2012 (unaudited)	-	$-	40,580,700	$406	$447,104	$351,026	(417)	$(8)	$3,878	$802,406

Balance at December 31, 2012	-	$-	40,727,996	$407	$450,116	$382,455	(417)	$(8)	$3,272	$836,242
Comprehensive income:
Net income (unaudited)	-	-	-	-	-	90,692	-	-	-	90,692
Change in unrealized gain on available-for-sale securities, net of taxes of $799 (unaudited)	-	-	-	-	-	-	-	-	(1,484)	(1,484)

Total comprehensive income (unaudited)										89,208
Tax expense related to exercise of stock-based awards (unaudited)	-	-	-	-	124	-	-	-	-	124
Stock-based compensation expense recognized in earnings (unaudited)	-	-	-	-	2,896	-	-	-	-	2,896
Issuance of preferred stock (unaudited)	6,000,000	150,000	-	-	(5,013)	-	-	-	-	144,987
Preferred stock dividend (unaudited)	-	-	-	-	-	(4,956)	-	-	-	(4,956)
Issuance of stock related to stock-based awards (unaudited)	-	-	207,044	2	(1,874)	-	-	-	-	(1,872)

Balance at September 30, 2013 (unaudited)	6,000,000	$150,000	40,935,040	$409	$446,249	$468,191	(417)	$(8)	$1,788	$1,066,629

See accompanying notes to consolidated financial statements

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Nine months ended September 30,
	2013	2012

Operating activities
Net income from continuing operations	$90,690	$89,274
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	14,000	7,000
Depreciation and amortization	8,224	3,569
Amortization and accretion on securities	19	31
Bank owned life insurance (BOLI) income	(1,384)	(1,658)
Stock-based compensation expense	14,464	9,886
Tax expense from stock-based award exercises	124	5,773
Excess tax benefits (expense) from stock-based compensation arrangements	(355)	(16,493)
Originations of loans held for sale	(39,620,728)	(36,239,859)
Proceeds from sales of loans held for sale	40,533,915	35,501,320
Gain on sale of assets	(490)	(357)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	38,259	(41,625)
Accrued interest payable and other liabilities	(3,097)	2,814

Net cash provided by (used in) operating activities of continuing operations	1,073,641	(680,325)
Net cash provided by operating activities of discontinued operations	7	57

Net cash provided by (used in) operating activities	1,073,648	(680,268)

Investing activities
Purchases of available-for-sale securities	-	(6)
Maturities and calls of available-for-sale securities	15,090	14,260
Principal payments received on available-for-sale securities	14,988	20,839
Net increase in loans held for investment	(1,270,123)	(980,292)
Purchase of premises and equipment, net	(3,828)	(2,505)
Proceeds from sale of foreclosed assets	4,026	12,482
Cash paid for acquisition	(2,445)	-

Net cash used in investing activities of continuing operations	(1,242,292)	(935,222)

Financing activities
Net increase in deposits	1,516,277	1,161,322
Proceeds from issuance of stock related to stock-based awards	(1,872)	268
Proceeds from issuance of common stock	-	86,987
Proceeds from issuance of preferred stock	144,987	-
Preferred dividends paid	(4,956)	-
Net increase (decrease) in other borrowings	(1,394,052)	216,972
Excess tax benefits from stock-based compensation arrangements	355	16,493
Net increase (decrease) in Federal funds purchased	(103,385)	61,081
Issuance of subordinated notes	-	111,000

Net cash provided by financing activities of continuing operations	157,354	1,654,123

Net increase (decrease) in cash and cash equivalents	(11,290)	38,633
Cash and cash equivalents at beginning of period	206,348	110,558

Cash and cash equivalents at end of period	$195,058	$149,191

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$18,529	$14,524
Cash paid during the period for income taxes	55,246	56,552
Non-cash transactions:
Transfers from loans/leases to OREO and other repossessed assets	980	3,410

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

Cash and Cash Equivalents

Cash equivalents include amounts due from banks, Federal funds sold and securities purchased under resale agreements.

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

All securities are available-for-sale as of September 30, 2013 and December 31, 2012.

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

Loans Held for Sale

We purchase legal ownership interests in mortgage loans for sale in the secondary market through our mortgage finance division. The ownership interests are purchased from unaffiliated mortgage originators who are seeking additional funding through sale of the undivided ownership interests to facilitate their ability to originate loans. The mortgage originator has no obligation to offer and we have no obligation to purchase these interests. The originator closes mortgage loans consistent with underwriting standards established by approved investors, and, at the time of the sale to the investor, our ownership interest is delivered by us to the investor selected by the originator and approved by us. We typically purchase up to a 99% ownership interest. These loans are held by us for an interim period, usually less than 30 days and more typically 10-20 days. Because of conditions in agreements with originators designed to reduce transaction risks, under the form-based rules of Accounting Standards Codification 860, Transfers and Servicing of Financial Assets (“ASC 860”), the ownership interests do not qualify as participating interests. Under ASC 860, the ownership interests are deemed to be loans to the originator, although we have an actual, legal ownership interest in the underlying residential mortgage loans to individual borrowers. Accordingly, because we intend to sell and do sell directly to third party investors our legal ownership interest in the mortgage loans, which give rise to the loan to the originator, the loans to the originators are classified as held for sale and are carried at the lower of cost or fair value, determined on an individual loan basis.

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

We sell participations in our ownership interests to other financial institutions. These qualify as participating interests under ASC 860 and such sales reduce our loans held for sale balance on the balance sheet.

Supplemental Call Report instructions issued in October 2013 resulted in Texas Capital Bank reporting mortgage loan interests as held for investment rather than held for sale in its September 30, 2013 Call Report. See Note 7 – Regulatory Matters for further discussion.

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

Accumulated Other Comprehensive Income

Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income, net. Accumulated comprehensive income, net for the nine months ended September 30, 2013 and 2012 is reported in the accompanying consolidated statements of changes in stockholders’ equity and consolidated statements of income and comprehensive income.

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

(2)  EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Numerator:
Net income from continuing operations	$33,474	$32,570	$90,690	$89,274
Preferred stock dividends	2,437	-	4,956	-

Net income from continuing operations available to common shareholders	31,037	32,570	85,734	89,274
Income (loss) from discontinued operations	2	(34)	2	(31)

Net income	$31,039	$32,536	$85,736	$89,243

Denominator:
Denominator for basic earnings per share - weighted average shares	40,901,867	39,618,007	40,824,223	38,513,515
Effect of employee stock-based awards(1)	375,773	632,790	415,867	677,782
Effect of warrants to purchase common stock	514,034	504,936	502,294	459,898

Denominator for dilutive earnings per share - adjusted weighted average shares and assumed conversions	41,791,674	40,755,733	41,742,384	39,651,195

Basic earnings per common share from continuing operations	$0.76	$0.82	$2.10	$2.32

Basic earnings per common share	$0.76	$0.82	$2.10	$2.32

Diluted earnings per share from continuing operations	$0.74	$0.80	$2.05	$2.25

Diluted earnings per common share	$0.74	$0.80	$2.05	$2.25

(1)	Stock options, SARs and RSUs outstanding of 98,000 at September 30, 2013 and 47,000 at September 30, 2012 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

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

At September 30, 2013, our net unrealized gain on the available-for-sale securities portfolio was $2.8 million compared to $5.0 million at December 31, 2012. As indicated by the difference in the gain as a percent of the amortized cost, the reduction in the total unrealized gain was due almost entirely to the reduction in the balances of the securities held. As a percent of outstanding balances, the unrealized gain was 4.23% and 5.02%, respectively, for the periods presented.

The following is a summary of securities (in thousands):

	September 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale Securities:
Residential mortgage-backed securities	$42,343	$2,735	$-	$45,078
Municipals	15,202	207	-	15,409
Equity securities(1)	7,519	-	(191)	7,328

	$65,064	$2,942	$(191)	$67,815

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale Securities:
Residential mortgage-backed securities	$57,342	$4,239	$-	$61,581
Corporate securities	5,000	80	-	5,080
Municipals	25,300	594	-	25,894
Equity securities(1)	7,519	121	-	7,640

	$95,161	$5,034	$-	$100,195

(1)	Equity securities consist of Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands, except percentage data):

	September 30, 2013
		After One	After Five
	Less Than	Through	Through	After Ten
	One Year	Five Years	Ten Years	Years	Total

Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$445	$16,140	$8,712	$17,046	$42,343
Estimated fair value	473	17,126	9,464	18,015	45,078
Weighted average yield(3)	4.28%	4.78%	5.55%	2.55%	4.04%
Municipals:(2)
Amortized cost	8,550	6,652	-	-	15,202
Estimated fair value	8,679	6,730	-	-	15,409
Weighted average yield(3)	5.75%	5.70%	-	-	5.73%
Equity securities:(4)
Amortized cost	7,519	-	-	-	7,519
Estimated fair value	7,328	-	-	-	7,328

Total available-for-sale securities:
Amortized cost					$65,064

Estimated fair value					$67,815

	December 31, 2012
		After One	After Five
	Less Than	Through	Through	After Ten
	One Year	Five Years	Ten Years	Years	Total

Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$656	$5,698	$23,111	$27,877	$57,342
Estimated fair value	690	6,113	24,948	29,830	61,581
Weighted average yield(3)	4.20%	5.29%	4.86%	3.41%	4.19%
Corporate securities:
Amortized cost	5,000	-	-	-	5,000
Estimated fair value	5,080	-	-	-	5,080
Weighted average yield(3)	7.38%	-	-	-	7.38%
Municipals:(2)
Amortized cost	6,575	16,448	2,277	-	25,300
Estimated fair value	6,646	16,895	2,353	-	25,894
Weighted average yield(3)	5.75%	5.66%	6.01%	-	5.72%
Equity securities:(4)
Amortized cost	7,519	-	-	-	7,519
Estimated fair value	7,640	-	-	-	7,640
Total available-for-sale securities:

Amortized cost					$95,161

Estimated fair value					$100,195

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.
(3)	Yields are calculated based on amortized cost.
(4)	These equity securities do not have a stated maturity.

Securities with carrying values of approximately $49.5 million were pledged to secure certain borrowings and deposits at September 30, 2013. Of the pledged securities at September 30, 2013, approximately $8.4 million were pledged for certain deposits, and approximately $41.1 million were pledged for repurchase agreements.

The following table discloses, as of September 30, 2013, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Equity securities	$7,328	$(191)	$-	$-	$7,328	$(191)

At September 30, 2013, there was one investment position in an unrealized loss position. This security is a publicly traded equity fund and is subject to market pricing volatility. We do not believe these unrealized losses are “other than temporary”. We have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation have the ability and intent to hold the investment until recovery of fair value. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

At December 31, 2012, we did not have any investment securities in an unrealized loss position.

(4)  LOANS AND ALLOWANCE FOR LOAN LOSSES

At September 30, 2013 and December 31, 2012, loans were as follows (in thousands):

	September 30, 2013	December 31, 2012

Commercial	$4,782,234 $	4,106,419
Construction	1,125,908	737,637
Real estate	2,087,058	1,892,451
Consumer	19,619	19,493
Leases	85,936	69,470

Gross loans held for investment	8,100,755	6,825,470
Deferred income (net of direct origination costs)	(49,427)	(39,935)
Allowance for loan losses	(84,006)	(74,337)

Total loans held for investment, net	7,967,322	6,711,198
Loans held for sale	2,262,085	3,175,272

Total	$10,229,407 $	9,886,470

Commercial Loans and Leases. Our commercial loan and lease portfolio is comprised of lines of credit for working capital and term loans and leases to finance equipment and other business assets. Our energy production loans are generally collateralized with proven reserves based on appropriate valuation standards. Our commercial loans and leases are underwritten after carefully evaluating and understanding the borrower’s ability to operate profitably. Our underwriting standards are designed to promote relationship banking rather than making loans on a transactional basis. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses.

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

Construction Loans. Our construction loan portfolio consists primarily of single- and multi-family residential properties and commercial projects used in manufacturing, warehousing, service or retail businesses. Our construction loans generally have terms of one to three years. We typically make construction loans to developers, builders and contractors that have an established record of successful project completion and loan repayment and have a substantial equity investment in the borrowers. Construction loans are generally based upon estimates of costs and value associated with the completed project. Sources of repayment for these types of loans may be pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from us until permanent financing is obtained. The nature of these loans makes ultimate repayment extremely sensitive to overall economic conditions. Borrowers may not be able to correct conditions of default in loans, increasing risk of exposure to classification, non-performing status, reserve allocation and actual credit loss and foreclosure. These loans typically have floating rates and commitment fees.

Loans Held for Sale. Our loans held for sale consist of ownership interests purchased in single-family residential mortgages funded through our mortgage finance group. These loans are held by us for an interim period, usually less than 30 days and more typically 10-20 days. We have agreements with mortgage lenders and purchase legal interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans. Loans held for sale as of September 30, 2013 and December 31, 2012 are net of $133.9 million and $436.0 million, respectively, of participations sold.

As of September 30, 2013, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.

At September 30, 2013, certain real estate loans used as collateral for Federal Home Loan Bank (“FHLB”) borrowings were subject to a blanket floating lien.

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

We have several pass credit grades that are assigned to loans based on varying levels of risk, ranging from credits that are secured by cash or marketable securities, to watch credits which have all the characteristics of an acceptable credit risk but warrant more than the normal level of monitoring. Within our criticized/classified credit grades are special mention, substandard, and doubtful. Special mention loans are those that are currently protected by sound worth and paying capacity of the borrower, but that are potentially weak and constitute an additional credit risk. The loan has the potential to deteriorate to a substandard grade due to the existence of financial or administrative deficiencies. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Some substandard loans are inappropriately protected by sound worth and paying capacity of the borrower and of the collateral pledged and may be considered impaired. Substandard loans can be accruing or can be on non-accrual depending on the circumstances of the individual loans. Loans classified as doubtful have all the weaknesses inherent in substandard loans with the added characteristics that the weaknesses make collection or liquidation in full highly questionable and improbable. The possibility of loss is extremely high. All doubtful loans are on nonaccrual.

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

The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and non-accrual status as of September 30, 2013 and December 31, 2012 (in thousands):

September 30, 2013
	Commercial	Construction	Real Estate	Consumer	Leases	Total

Grade:
Pass	$4,674,546 $	1,122,191 $	2,001,825 $	19,549 $	79,189 $	7,897,300
Special mention	34,144	2,909	39,170	-	1,914	78,137
Substandard-accruing	52,550	808	31,447	-	4,776	89,581
Non-accrual	20,994	-	14,616	70	57	35,737

Total loans held for investment	$4,782,234 $	1,125,908 $	2,087,058 $	19,619 $	85,936 $	8,100,755

December 31, 2012
	Commercial	Construction	Real Estate	Consumer	Leases	Total

Grade:
Pass	$4,013,538 $	703,673 $	1,816,027 $	19,436 $	68,327 $	6,621,001
Special mention	33,137	11,957	12,461	-	919	58,474
Substandard-accruing	44,371	4,790	40,897	-	104	90,162
Non-accrual	15,373	17,217	23,066	57	120	55,833

Total loans held for investment	$4,106,419 $	737,637 $	1,892,451 $	19,493 $	69,470 $	6,825,470

The following table details activity in the reserve for loan losses by portfolio segment for the nine months ended September 30, 2013 and September 30, 2012. Allocation of a portion of the reserve to one category of loans does not preclude its availability to absorb losses in other categories.

September 30, 2013
(in thousands)	Commercial	Construction	Real Estate	Consumer	Leases	Unallocated	Total

Beginning balance	$ 21,547 $	12,097 $	30,893 $	226 $	2,460 $	7,114 $	74,337
Provision for loan losses	15,707	1,866	(4,793)	25	(4)	498	13,299
Charge-offs	4,970	-	144	45	2	-	5,161
Recoveries	978	-	210	64	279	-	1,531

Net charge-offs (recoveries)	3,992	-	(66)	(19)	(277)	-	3,630

Ending balance	$ 33,262 $	13,963 $	26,166 $	270 $	2,733 $	7,612 $	84,006

Period end amount allocated to:
Loans individually evaluated for impairment	$ 3,199 $	- $	1,064 $	11 $	9 $	- $	4,283
Loans collectively evaluated for impairment	30,063	13,963	25,102	259	2,724	7,612	79,723

Ending balance	$ 33,262 $	13,963 $	26,166 $	270 $	2,733 $	7,612 $	84,006

September 30, 2012
(in thousands)	Commercial	Construction	Real Estate	Consumer	Leases	Unallocated	Total

Beginning balance	$ 17,337 $	7,845 $	33,721 $	223 $	2,356 $	8,813 $	70,295
Provision for loan losses	4,575	3,258	(2,840)	6	417	602	6,018
Charge-offs	2,664	-	899	49	170	-	3,782
Recoveries	482	10	586	26	87	-	1,191

Net charge-offs (recoveries)	2,182	(10)	313	23	83	-	2,591

Ending balance	$ 19,730 $	11,113 $	30,568 $	206 $	2,690 $	9,415 $	73,722

Period end amount allocated to:
Loans individually evaluated for impairment	$ 5,149 $	- $	775 $	18 $	42 $	- $	5,984
Loans collectively evaluated for impairment	14,581	11,113	29,793	188	2,648	9,415	67,738

Ending balance	$ 19,730 $	11,113 $	30,568 $	206 $	2,690 $	9,415 $	73,722

Our recorded investment in loans as of September 30, 2013, December 31, 2012 and September 30, 2012 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows (in thousands):

September 30, 2013
	Commercial	Construction	Real Estate	Consumer	Leases	Total

Loans individually evaluated for impairment	$23,422	$-	$23,745	$70	$57	$47,294
Loans collectively evaluated for impairment	4,758,812	1,125,908	2,063,313	19,549	85,879	8,053,461

Total	$4,782,234	$1,125,908	$2,087,058	$19,619	$85,936	$8,100,755

December 31, 2012
	Commercial	Construction	Real Estate	Consumer	Leases	Total

Loans individually evaluated for impairment	$15,373	$18,179	$32,512	$57	$120	$66,241
Loans collectively evaluated for impairment	4,091,046	719,458	1,859,939	19,436	69,350	6,759,229

Total	$4,106,419	$737,637	$1,892,451	$19,493	$69,470	$6,825,470

September 30, 2012
	Commercial	Construction	Real Estate	Consumer	Leases	Total

Loans individually evaluated for impairment	$17,653	$19,248	$29,246	$60	$213	$66,420
Loans collectively evaluated for impairment	4,021,302	630,127	1,775,188	19,915	73,994	6,520,526

Total	$4,038,955	$649,375	$1,804,434	$19,975	$74,207	$6,586,946

We have traditionally maintained an unallocated reserve component to allow for uncertainty in economic and other conditions affecting the quality of the loan portfolio. Fraud losses that do not correlate to historical loss rates for specific product types or credit risk grades are but one factor that continues to justify an unallocated reserve. Other factors include rapid loan growth, larger hold limits and anticipated changes in taxing and spending policies contributing to unprecedented economic and political uncertainty. Our methodology used to calculate the allowance considers historical losses, however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy.

Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. The table below summarizes our non-accrual loans by type and purpose as of September 30, 2013 (in thousands):

	September 30, 2013	December 31, 2012

Commercial
Business loans	$ 20,994	$ 15,373
Construction
Market risk	-	17,217
Real estate
Market risk	11,983	11,054
Commercial	529	8,617
Secured by 1-4 family	2,104	3,395
Consumer	70	57
Leases	57	120

Total non-accrual loans	$ 35,737	$ 55,833

As of September 30, 2013, non-accrual loans included in the table above included $24.2 million related to loans that met the criteria for restructured compared to $19.6 million at December 31, 2012.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. In accordance with ASC 310 Receivables, we have also included all restructured loans in our impaired loan totals. The following tables detail our impaired loans, by portfolio class as of September 30, 2013 and December 31, 2012 (in thousands):

September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial
Business loans	$7,196	$7,196	$-	$3,864	$-
Energy	1,668	3,498	-	741	-
Construction
Market risk	-	-	-	4,069	114
Real estate
Market risk	11,211	11,211	-	9,068	-
Commercial	529	529	-	7,103	-
Secured by 1-4 family	2,512	2,512	-	2,580	-
Consumer	-	-	-	-	-
Leases	-	-	-	-	-

Total impaired loans with no allowance recorded	$23,116	$24,946	$-	$27,425	$114

With an allowance recorded:
Commercial
Business loans	$14,558	$14,558	$3,199	$14,523	$-
Energy	-	-	-	1,166	-
Construction
Market risk	-	-	-	214	-
Real estate
Market risk	8,728	8,728	823	7,911	-
Commercial	-	-	-	636	-
Secured by 1-4 family	765	765	241	784	-
Consumer	70	70	11	36	-
Leases	57	57	9	78	-

Total impaired loans with an allowance recorded	$24,178	$24,178	$4,283	$25,348	$-

Combined:
Commercial
Business loans	$21,754	$21,754	$3,199	$18,387	$-
Energy	1,668	3,498	-	1,907	-
Construction
Market risk	-	-	-	4,283	114
Real estate
Market risk	19,939	19,939	823	16,979	-
Commercial	529	529	-	7,739	-
Secured by 1-4 family	3,277	3,277	241	3,364	-
Consumer	70	70	11	36	-
Leases	57	57	9	78	-

Total impaired loans	$47,294	$49,124	$4,283	$52,773	$114

December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial
Business loans	$2,938	$2,938	$-	$1,409	$-
Construction
Market risk	17,217	17,217	-	18,571	677
Real estate
Market risk	9,061	9,061	-	7,944	-
Commercial	6,604	6,604	-	6,451	-
Secured by 1-4 family	2,632	2,632	-	1,827	-
Consumer	-	-	-	-	-
Leases	-	-	-	-	-

Total impaired loans with no allowance recorded	$38,452	$38,452	$-	$36,202	$677

With an allowance recorded:
Commercial
Business loans	$12,435	$18,391	$2,983	$15,484	$-
Construction
Market risk	962	962	14	321	-
Real estate
Market risk	11,439	11,439	535	11,811	-
Commercial	2,013	2,013	89	671	-
Secured by 1-4 family	763	763	275	1,632	-
Consumer	57	57	16	59	-
Leases	120	120	18	182	-

Total impaired loans with an allowance recorded	$27,789	$33,745	$3,930	$30,160	$-

Combined:
Commercial
Business loans	$15,373	$21,329	$2,983	$16,893	$-
Construction
Market risk	18,179	18,179	14	18,892	677
Real estate
Market risk	20,500	20,500	535	19,755	-
Commercial	8,617	8,617	89	7,122	-
Secured by 1-4 family	3,395	3,395	275	3,459	-
Consumer	57	57	16	59	-
Leases	120	120	18	182	-

Total impaired loans	$66,241	$72,197	$3,930	$66,362	$677

Average impaired loans outstanding during the nine months ended September 30, 2013 and 2012 totaled $52.8 million and $69.1 million, respectively.

The table below provides an age analysis of our past due loans that are still accruing as of September 30, 2013 (in thousands):

			Greater
			Than 90
	30-59 Days	60-89 Days	Days and	Total Past
	Past Due	Past Due	Accruing(1)	Due	Current	Total

Commercial
Business loans	$36,703	$3,727	$7,084	$47,514	$3,737,690	$3,785,204
Energy	-	626	-	626	975,410	976,036
Construction
Market risk	278	705	-	983	1,112,011	1,112,994
Secured by 1-4 family	-	-	-	-	12,914	12,914
Real estate
Market risk	4,803	790	426	6,019	1,569,299	1,575,318
Commercial	2,970	-	-	2,970	400,002	402,972
Secured by 1-4 family	480	-	-	480	93,672	94,152
Consumer	482	-	-	482	19,067	19,549
Leases	4,998	-	-	4,998	80,881	85,879

Total loans held for investment	$50,714	$5,848	$7,510	$64,072	$8,000,946	$8,065,018

(1)	Loans past due 90 days and still accruing includes premium finance loans of $3.1 million. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or forgiveness of either principal or accrued interest. As of September 30, 2013 and December 31, 2012, we have $4.7 million and $10.4 million, respectively, in loans considered restructured that are not on non-accrual. As of September 30, 2013 these loans did not have an unfunded commitment total compared to $599,000 at December 31, 2012. Of the non-accrual loans at September 30, 2013 and December 31, 2012, $24.2 million and $19.6 million, respectively, met the criteria for restructured. These loans have no unfunded commitments at their respective balance sheet date. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with modified terms in calendar years after the year of the restructure.

The following tables summarize, for the nine months ended September 30, 2013 and 2012, loans that have been restructured during 2013 and 2012, respectively, (in thousands):

September 30, 2013	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment

Commercial business loans	3	$10,823	$10,734
Real estate market risk	1	892	892

Total new restructured loans in 2013	4	$11,715	$11,626

September 30, 2012	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment

Commercial business loans	1	$802	$777
Real estate market risk	2	1,726	1,162
Real estate - 1-4 family	1	1,424	1,424

Total new restructured loans in 2012	4	$3,952	$3,363

The restructured loans generally include terms to reduce the interest rate and extend payment terms. We have not forgiven any principal on the above loans. The restructuring of the loans did not have a significant impact on our allowance for loan losses at September 30, 2013.

The following table provides information on how loans were modified as a restructured loan during the nine months ended September 30, 2013 and 2012 (in thousands):

	September 30,
	2013	2012

Extended maturity	$892	$1,939
Adjusted payment schedule	-	1,424
Combination of maturity extension and payment schedule adjustment	10,734	-

Total	$11,626	$3,363

As of September 30, 2013, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.

(5)   OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO

The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Beginning balance	$13,053	$27,882	$15,991	$34,077
Additions	68	-	980	3,397
Sales	(316)	(8,739)	(3,712)	(12,467)
Valuation allowance for OREO	-	-	(164)	(3,556)
Direct write-downs	-	(64)	(290)	(2,372)

Ending balance	$12,805	$19,079	$12,805	$19,079

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

The table below summarizes our off-balance sheet financial instruments whose contract amounts represented credit risk (in thousands):

	September 30, 2013	December 31, 2012

Commitments to extend credit	$3,545,057	$2,648,454
Standby letters of credit	124,259	83,429

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the tables below. As shown in the table below, the Company’s capital ratios exceed the regulatory definition of adequately capitalized as of September 30, 2013 and 2012. Based upon the information in its most recently filed call report, the Bank meets the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such change may retroactively subject the Company to change in capital ratios. Any such change could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.

In response to supplemental FFIEC Call Report instructions issued in early April 2013, we began using a 100% risk weight for the mortgage assets with our March 31, 2013 Call Report and Form 10-Q. In previous filings, we applied a 50% risk weight (or 20% risk weight for government-guaranteed loans) to these assets for purposes of calculating the Bank’s risk-based capital ratios. Having now determined that the 100% risk weight must be applied under our current program we were required to amend our year-end Call Reports for 2012 and 2011. This change required application of the 100% risk weight to our mortgage loan interests in these earlier periods, which is consistent with our March 2013 and June 2013 Call Reports. The amendment of Call Reports had no impact on our consolidation balance sheet or statements of operations, stockholders’ equity and cash flows.

This retroactive change in risk weighting of our mortgage loan interests required that we amend the previously reported values for our risk-weighted capital ratios for December 31, 2012 and 2011. See below for amended December 31, 2012 risk-weighted capital ratios. These amended ratios exceed levels required to be “adequately capitalized” on a consolidated basis and at the Bank. As amended, the Bank was “well capitalized” in the Tier 1 measure of capital adequacy, but the total risk-based capital ratio was below that required to be considered “well capitalized”. The adjustment had no impact on the ratio of tangible common equity to total assets. We believe that we had the financial and operational capacity to maintain well-capitalized status had we determined that the higher risk weighting was required to be applied to our ownership interests in mortgage loans at year-end 2012 and 2011.

Incidental to the amended Call Reports described above, we were assessed $3.0 million by the FDIC that was paid during the third quarter of 2013. We do not believe this is an assessment warranted under our circumstances, and we have disputed the charge. Any recovery of the $3.0 million expense would be credited to non-interest expense in a future quarter.

	September 30, 2013	December 31, 2012	September 30, 2012

Company
Risk-based capital:
Tier 1 capital	9.67%	8.27%	10.35%
Total capital	11.34%	9.97%	12.55%
Leverage	10.85%	9.41%	9.63%

Bank
Risk-based capital:
Tier 1 capital	7.91%	7.17%	8.93%
Total capital	10.42%	8.50%	10.41%
Leverage	8.88%	8.16%	8.30%

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the “Basel III Capital Rules”). The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1,” (ii) specify that Tier 1 capital consist of Common Equity Tier 1 and “Additional Tier 1 Capital” instruments meeting specified requirements, (iii) define Common Equity Tier 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to Common Equity Tier 1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations. The Basel III Capital Rules will be effective for us on January 1, 2015 with certain transition provisions fully phased in on January 1 2019. Based on our initial assessment of the Basel III Capital Rules, we do not believe they will have a material impact, and we believe we would meet the capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently in effect.

Federal Financial Institutions Examination Council Financial Institution Letter FIL-44-2013 issued October 7, 2013, included Supplemental Instructions for September 30, 2013 Call Reports (the “Supplemental Instructions”) requiring that reporting institutions consider whether loans originated by third parties and acquired by the institution should be accounted for as a purchase of loans held for sale or as a secured loan to the originator that is held for investment based upon factors identified in the Supplemental Instructions. For periods ending prior to September 30, 2013, we have reported interests in mortgage loans originated by our mortgage warehouse customers and acquired in our mortgage finance division as loans to the originator that are held for sale in our Call Reports and our financial statements.

For Call Report purposes, we reported mortgage loan interests as held for investment commencing with the September 30, 2013 Call Report in accordance with the Supplemental Instructions. These financial assets continue to be classified as held for sale in our financial reporting.

The difference in reporting our mortgage loan interests for Call Report purposes does not impact our reported earnings as we do not believe any reserve for loan losses relating to the mortgage warehouse lending portfolio is necessary based upon the risk profile of the assets and the less than one basis point loss experience of the program over the past ten years.

The following table summarizes the differences between our financial reporting and Call Report resulting from the change described above (in thousands):

	Financial Reporting	Adjustment	Call Report

September 30, 2013
Balance Sheet
Loans held for sale	$2,262,085	$ (2,262,085)	$-
Loans held for investment, net	7,967,322	2,262,085	10,229,407
Total loans, net	10,229,407	-	10,229,407

Had we classified our mortgage loan interests as held for investment for financial reporting or Call Report purposes as of December 31, 2012, total loans of $9.9 billion would have been unchanged.

Call Reports do not include a statement of cash flows. Had we classified our mortgage loan interests as held for investment for financial reporting purposes, the cash flows relating to these activities, which currently are reflected on a gross basis in operating cash flow activity, would be presented on a net basis in investing cash flow activity. The net origination and proceeds of loans held for sale of $913.2 million and $(738.5) million for the nine months ended September 30, 2013 and 2012, respectively, would have been presented in investing activities.

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

Stock-based compensation consists of SARs and RSUs that were granted from 2007 through 2013.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012

Stock- based compensation expense recognized:
SARs	$130	$179	$412	$554
RSUs	923	916	2,484	4,094

Total compensation expense recognized	$1,053	$1,095	$2,896	$4,648

			September 30, 2013
(in thousands)			Options	SARs and RSUs

Unrecognized compensation expense related to unvested awards			$-	$12,521
Weighted average period over which expense is expected to be recognized, in years			-	3.73

In connection with the 2010 Long-term Incentive Plan, the Company has issued cash-based performance units.

A summary of the compensation cost for these units is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Cash-based performance units	$2,161	$2,337	$11,568	$5,238

The compensation cost for the nine months ended September, 2013, includes approximately $4.1 million related to a charge taken to reflect the financial effect of the organizational changes announced during the second quarter of 2013 and includes assumptions about future payouts that may or may not happen. Additionally, there was another $2.2 million of charges related to the increased probability that certain performance targets for executive cash based incentives will be met, reflecting the increase in our stock price.

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

During the three months ended September 30, 2013 and 2012, the income and loss from discontinued operations was $2,000 and $34,000, net of taxes, respectively. During the nine months ended September 30, 2013 and 2012, the income from discontinued operations was $2,000 and $31,000, net of taxes, respectively. We still have approximately $296,000 in loans held for sale from discontinued operations that are carried at the estimated market value at quarter-end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of September 30, 2013 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.

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

We determine the fair market values of our assets and liabilities measured at fair value on a recurring and nonrecurring basis using the fair value hierarchy as prescribed in ASC 820. The standard describes three levels of inputs that may be used to measure fair value as provided below.

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

Assets and liabilities measured at fair value at September 30, 2013 and December 31, 2012 are as follows (in thousands):

	Fair Value Measurements Using
September 30, 2013	Level 1	Level 2	Level 3

Available for sale securities:(1)
Residential mortgage-backed securities	$-	$45,078	$-
Municipals	-	15,409	-
Equity securities	-	7,328	-
Loans(2) (4)	-	-	12,658
OREO(3) (4)	-	-	12,805
Derivative asset(5)	-	13,886	-
Derivative liability(5)	-	(13,886)	-

December 31, 2012

Available for sale securities:(1)
Residential mortgage-backed securities	$-	$61,581	$-
Corporate securities	-	5,080	-
Municipals	-	25,894	-
Equity securities	-	7,640	-
Loans(2) (4)	-	-	11,639
OREO(3) (4)	-	-	15,991
Derivative asset(5)	-	28,473	-
Derivative liability(5)	-	(28,473)	-

(1)	Securities are measured at fair value on a recurring basis, generally monthly.
(2)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.
(3)	OREO is transferred from loans to OREO at fair value less selling costs.
(4)	Fair value of loans and OREO is measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions
(5)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.

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

Loans

During the three and nine months ended September 30, 2013, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses based upon the fair value of the underlying collateral. The $12.7 million total above includes impaired loans at September 30, 2013 with a carrying value of $12.7 million that did not have specific allowance allocations for a total reported fair value of $12.7 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.

OREO

Certain foreclosed assets, upon initial recognition, are valued based on third party appraisals less estimated selling costs. At September 30, 2013, OREO with a carrying value of $17.4 million was reduced by specific valuation allowance allocations totaling $4.6 million for a total reported fair value of $12.8 million based on valuations utilizing Level 3 valuation inputs. Fair values are based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.

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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and cash equivalents	$195,058	$195,058	$206,348	$206,348
Securities, available-for-sale	67,815	67,815	100,195	100,195
Loans held for sale	2,262,085	2,262,085	3,175,272	3,175,272
Loans held for sale from discontinued operations	296	296	302	302
Loans held for investment, net	7,967,322	7,962,217	6,711,198	6,714,031
Derivative asset	13,886	13,886	28,473	28,473
Deposits	8,957,081	8,958,305	7,440,804	7,441,240
Federal funds purchased	169,794	169,794	273,179	273,179
Borrowings	279,930	279,931	1,673,982	1,673,983
Subordinated notes	111,000	98,130	111,000	112,757
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liability	13,886	13,886	28,473	28,473

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

Derivatives

The estimated fair value of the interest rate swaps are obtained from independent pricing services based on quote market prices for the same or similar derivative contracts and are characterized as a Level 2 asset in the fair value hierarchy. On a quarterly basis, we independently verify the fair value using an additional independent pricing source.

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

The notional amounts and estimated fair values of interest rate derivative positions outstanding at September 30, 2013 and December 31, 2012 are presented in the following tables (in thousands):

	September 30, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Non-hedging interest rate derivative:
Commercial loan/lease interest rate swaps	$719,755	$13,250	$523,216	$28,469
Commercial loan/lease interest rate swaps	(719,755)	(13,250)	(523,216)	(28,469)
Commercial loan/lease interest rate caps	(67,461)	(636)	(42,380)	(4)
Commercial loan/lease interest rate caps	67,461	636	42,380	4

The weighted-average receive and pay interest rates for interest rate swaps outstanding at September 30, 2013 were as follows:

	September 30, 2013 Weighted-Average Interest Rate		December 31, 2012 Weighted-Average Interest Rate
	Received	Paid	Received	Paid

Non-hedging interest rate swaps	4.89%	3.17%	4.76%	3.11%

The weighted-average strike rate for outstanding interest rate caps was 1.89% at September 30, 2013 and 2.06% at December 31, 2012.

Our credit exposure on interest rate swaps and caps is limited to the net favorable value and interest payments of all swaps and caps by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the swaps and caps exceeds a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, relating to interest rate swaps and caps was approximately $13.9 million at September 30, 2013 and approximately $28.5 million at December 31, 2012, all of which relates to bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values. At September 30, 2013 and December 31, 2012, we had $12.3 million and $17.1 million, respectively, in cash collateral pledged for these derivatives included in interest-bearing deposits.

(12)  STOCKHOLDERS’ EQUITY

On August 1, 2012, we completed a sale of 2.3 million shares of our common stock in a public offering. Net proceeds from the sale totaled $87.0 million. The additional equity was used for general corporate purposes, including retirement of $15.0 million of debt and additional capital to support continued loan growth at our bank.

On March 28, 2013, we completed a sale of 6.0 million shares of 6.5% non-cumulative preferred stock, par value $0.01, with a liquidation preference of $25 per share, in a public offering. Dividends on the preferred stock are not cumulative and will be paid when declared by our board of directors to the extent that we have lawfully available funds to pay dividends. If declared, dividends will accrue and be payable quarterly, in arrears, on the liquidation preference amount, on a non-cumulative basis, at a rate of 6.50% per annum. We paid $2.4 million in dividends on the preferred stock on September 15, 2013. Holders of preferred stock will not have voting rights, except with respect to authorizing or increasing the authorized amount of senior stock, certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law. Net proceeds from the sale totaled $145.0 million. The additional equity is being used for general corporate purposes, including funding regulatory capital infusions into the Bank.

(13)  NEW ACCOUNTING PRONOUNCEMENTS

ASU 2013-01, “Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”) amends Topic 210, “Balance Sheet” to clarify that the scope of ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are offset in accordance with Topic 815, “Derivatives and Hedging”. ASU 2013-01 was effective January 1, 2013 and did not have a significant impact on our financial statements.

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

QUARTERLY FINANCIAL SUMMARY – UNAUDITED Consolidated Daily Average Balances, Average Yields and Rates (In thousands)
	For the three months ended			For the three months ended
	September 30, 2013			September 30, 2012
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Assets
Securities – taxable	$54,838	$522	3.78%	$84,583	$881	4.14%
Securities – non-taxable(2)	16,879	246	5.78%	25,717	376	5.82%
Federal funds sold	78,896	22	0.11%	9,360	2	0.09%
Deposits in other banks	88,717	60	0.27%	64,859	54	0.33%
Loans held for sale	2,362,118	22,547	3.79%	2,432,027	24,433	4.00%
Loans held for investment	7,731,901	91,906	4.72%	6,313,263	76,397	4.81%
Less reserve for loan losses	79,551	-	-	72,373	-	-

Loans, net of reserve	10,014,468	114,453	4.53%	8,672,917	100,830	4.63%

Total earning assets	10,253,798	115,303	4.46%	8,857,436	102,143	4.59%
Cash and other assets	383,968			399,428

Total assets	$10,637,766			$9,256,864

Liabilities and Stockholders’ Equity
Transaction deposits	$794,630	$102	0.05%	$803,776	$247	0.12%
Savings deposits	4,057,792	2,863	0.28%	2,922,852	2,185	0.30%
Time deposits	402,920	414	0.41%	491,783	576	0.47%
Deposits in foreign branches	357,532	320	0.36%	431,412	370	0.34%

Total interest bearing deposits	5,612,874	3,699	0.26%	4,649,823	3,378	0.29%
Other borrowings	539,767	275	0.20%	1,639,953	878	0.21%
Subordinated notes	111,000	1,829	6.54%	12,065	208	6.86%
Trust preferred subordinated debentures	113,406	638	2.23%	113,406	692	2.43%

Total interest bearing liabilities	6,377,047	6,441	0.40%	6,415,247	5,156	0.32%
Demand deposits	3,124,602			2,010,694
Other liabilities	89,640			80,810
Stockholders’ equity	1,046,477			750,113

Total liabilities and stockholders’ equity	$10,637,766			$9,256,864

Net interest income		$108,862			$96,987

Net interest margin			4.21%			4.36%
Net interest spread			4.06%			4.27%

Additional information from discontinued operations:
Loans held for sale	$297			$384
Borrowed funds	297			384
Net interest income		$8			$5
Net interest margin - consolidated			4.21%			4.36%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.
(2)	Taxable equivalent rates used where applicable.

QUARTERLY FINANCIAL SUMMARY – UNAUDITED Consolidated Daily Average Balances, Average Yields and Rates (In thousands)
	For the nine months ended			For the nine months ended
	September 30, 2013			September 30, 2012
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate

Assets
Securities – taxable	$61,980	$1,845	3.98%	$95,031	$2,870	4.03%
Securities – non-taxable(2)	19,279	844	5.85%	27,009	1,178	5.83%
Federal funds sold	52,908	41	0.10%	8,100	7	0.12%
Deposits in other banks	86,241	172	0.27%	58,272	151	0.35%
Loans held for sale	2,377,001	67,628	3.80%	2,177,963	66,835	4.10%
Loans held for investment	7,245,587	256,425	4.73%	5,976,291	220,060	4.92%
Less reserve for loan losses	76,352	-	-	71,474	-	-

Loans, net of reserve	9,546,236	324,053	4.54%	8,082,780	286,895	4.74%

Total earning assets	9,766,644	326,955	4.48%	8,271,192	291,101	4.70%
Cash and other assets	396,122			391,464

Total assets	$10,162,766			$8,662,656

Liabilities and Stockholders’ Equity
Transaction deposits	$949,089	$588	0.08%	$688,276	$585	0.11%
Savings deposits	3,551,267	7,452	0.28%	2,708,406	6,375	0.31%
Time deposits	401,300	1,235	0.41%	566,788	2,327	0.55%
Deposits in foreign branches	344,585	897	0.35%	428,448	1,045	0.33%

Total interest bearing deposits	5,246,241	10,172	0.26%	4,391,918	10,332	0.31%
Other borrowings	767,661	1,058	0.18%	1,538,915	2,333	0.20%
Subordinated notes	111,000	5,487	6.61%	4,051	208	6.86%
Trust preferred subordinated debentures	113,406	1,905	2.25%	113,406	2,091	2.46%

Total interest bearing liabilities	6,238,308	18,622	0.40%	6,048,290	14,964	0.33%
Demand deposits	2,858,468			1,859,069
Other liabilities	90,592			76,145
Stockholders’ equity	975,398			679,152

Total liabilities and stockholders’ equity	$10,162,766			$8,662,656

Net interest income		$308,333			$276,137

Net interest margin			4.22%			4.46%
Net interest spread			4.08%			4.37%

Additional information from discontinued operations:
Loans held for sale	$299			$388
Borrowed funds	299			388
Net interest income		$20			$19
Net interest margin - consolidated			4.22%			4.46%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.
(2)	Taxable equivalent rates used where applicable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements and financial analysis contained in this document that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements may be contained in our future filings with SEC, in press releases, and in oral and written statements made by or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Forward looking statements describe our future plans, strategies and expectations and are based on certain assumptions. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements, and include statements related to our business strategy, financial condition, revenue, liquidity and sources of capital, the effects of government regulation applicable to our operations, including the determination of our capital ratio, the appropriateness of our allowance and provisions for loan losses and the collectability of loans.

Forward-looking statements involve risks and uncertainties, many of which are beyond our control that may cause actual results to differ materially from those in such statements. The important factors that could cause actual results to differ materially from the forward looking statements include are disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and include, but are not limited to, the following:

•	Changes in interest rates and the relationship between rate indices, including LIBOR and Fed funds;

•	Changes in the levels of loan prepayments, which could affect the value of our loans or investment securities;

•	Changes in general economic and business conditions in areas or markets where we compete;

•	Competition from banks and other financial institutions for loans and customer deposits;

•

The failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses and differences in assumptions utilized by banking regulators which could have retroactive impact;

•	The loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•

Changes in government regulations, state and federal laws, or policies affecting one or more of our business segments, including regulations promulgated pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	Potential losses resulting from claims and litigation, whether founded or unfounded, if not resolved in a manner favorable to us;

•	Adverse changes in the default rate of our loans and our failure to effectively manage our credit risk; and

•	Adverse changes in cost and availability of capital.

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

Summary of Performance

We reported net income of $33.5 million and net income available to common shareholders of $31.0 million, or $0.74 per diluted common share, for the third quarter of 2013 compared to net income and net income available to common shareholders of $32.5 million, or $.80 per diluted common share, for the third quarter of 2012. The dividend on preferred shares reduced income available to common shareholders by $2.4 million, or $0.06 per share, during the third quarter of 2013. Return on average common equity was 13.74% and return on average assets was 1.25% for the third quarter of 2013, compared to 17.27% and 1.40%, respectively, for the third quarter of 2012. Net income and net income available to common shareholders for the nine months ended September 30, 2013 totaled $90.7 million and $85.7 million, respectively, or $2.05 per diluted common share, compared to net income and net income available to common shareholders of $89.2 million, or $2.25 per diluted common share, for the same period in 2012. Return on average common equity was 13.14% and return on average assets was 1.19% for the nine months ended September 30, 2013, compared to 17.56% and 1.38%, respectively, for the nine months ended September 30, 2012.

Net income increased $904,000, or 3%, for the three months ended September 30, 2013 as compared to the same period in 2012. The $904,000 increase during the three months ended September 30, 2013, was primarily the result of a $11.9 million increase in net interest income, offset by a $2.0 million increase in the provision for credit losses, a $121,000 decrease in non-interest income, an $8.5 million increase in non-interest expense and a $408,000 increase in income tax expense. The $1.4 million increase in net income during the nine months ended September 30, 2013 was primarily the result of a $32.3 million increase in net interest income, a $2.6 million increase in non-interest income and a $139,000 decrease in income tax expense, offset by a $7.0 million increase in the provision for credit losses and a $26.6 million increase in non-interest expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income was $108.8 million for the third quarter of 2013, compared to $96.9 million for the third quarter of 2012. The increase was due to an increase in average earning assets of $1.4 billion as compared to the third quarter of 2012. The increase in average earning assets included a $1.4 billion increase in average loans held for investment, offset by a $69.9 million decrease in loans held for sale and a $38.6 million decrease in average securities. For the quarter ended September 30, 2013, average net loans and securities represented 98% and 1%, respectively, of average earning assets compared to 98% and 1% in the same quarter of 2012.

Average interest bearing liabilities for the quarter ended September 30, 2013 decreased $38.2 million from the third quarter of 2012, which included a $963.1 million increase in interest bearing deposits and a $98.9 million increase in subordinated notes, offset by a $1.1 billion decrease in other borrowings. Demand deposits increased from $2.0 billion at September 30, 2012 to $3.1 billion at September 30, 2013. The average cost of interest bearing deposits decreased from .29% for the quarter ended September 30, 2012 to .26% for the same period of 2013. The change in funding composition decreased the cost of interest bearing deposits and borrowed funds to .26% in the third quarter of 2013 compared to .27% in the third quarter of 2012.

Net interest income was $308.0 million for the nine months ended September 30, 2013, compared to $275.7 million for the same period of 2012. The increase was due to an increase in average earning assets of $1.5 billion as compared to the nine months ended September 30, 2012. The increase in average earning assets included a $1.3 billion increase in average loans held for investment and a $199.0 million increase in loans held for sale, offset by a $40.8 million decrease in average securities. For the nine months ended September 30, 2013, average net loans and securities represented 98% and 1%, respectively, of average earning assets compared to 98% and 1% in the same quarter of 2012.

Average interest bearing liabilities for the nine months ended September 30, 2013 increased $190.0 million compared to the first nine months of 2012, which included a $854.3 million increase in interest bearing deposits and a $106.9 million increase in subordinated notes, offset by a $771.3 million decrease in other borrowings. Demand deposits increased from $1.9 billion at September 30, 2012 to $2.9 billion at September

30, 2013. The average cost of interest bearing deposits decreased from .31% for the nine months ended September 30, 2012 to .26% for the same period of 2013. The change in funding composition decreased the cost of interest bearing deposits and borrowed funds to .25% for the nine months ended September 30, 2013 compared to .29% in the same period of 2012.

The following table presents the changes (in thousands) in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.

	Three months ended			Nine months ended
	September 30, 2013/2012			September 30, 2013/2012

	Net	Change Due To(1)		Net	Change Due To(1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate

Interest income:
Securities(2)	$(489)	$(437)	$(52)	$(1,359)	$(1,338)	$(21)
Loans held for sale	(1,886)	(680)	(1,206)	793	5,666	(4,873)
Loans held for investment	15,509	17,449	(1,940)	36,365	46,437	(10,072)
Federal funds sold	20	15	5	34	39	(5)
Deposits in other banks	6	20	(14)	21	72	(51)

Total	13,160	16,367	(3,207)	35,854	50,876	(15,022)
Interest expense:
Transaction deposits	(145)	(3)	(142)	3	221	(218)
Savings deposits	678	859	(181)	1,077	1,971	(894)
Time deposits	(162)	(103)	(59)	(1,092)	(680)	(412)
Deposits in foreign branches	(50)	(63)	13	(148)	(205)	57
Borrowed funds	964	1,123	(159)	3,818	4,316	(498)

Total	1,285	1,813	(528)	3,658	5,623	(1,965)

Net interest income	$11,875	$14,554	$(2,679)	$32,196	$45,253	$(13,057)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.
(2)	Taxable equivalent rates used where applicable.

Net interest margin, the ratio of net interest income to average earning assets, was 4.21% for the third quarter of 2013 compared to 4.36% for the third quarter of 2012. This 15 basis point decrease was the result of a decrease in interest income as a percent of earning assets offset by a reduction in funding costs. Funding cost including demand deposits and borrowed funds decreased from ..20% for the third quarter of 2012 to .17% for the third quarter of 2013. The cost of subordinated debt issued in September 2012 and the trust preferred as a percent of total earning assets was .10% for the third quarter of 2013. Total cost of funding, including all deposits and stockholders’ equity increased slightly to .24% for the third quarter of 2013 compared to .22% for the third quarter of 2012.

Non-interest Income

The components of non-interest income were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Service charges on deposit accounts	$1,659	$1,684	$5,109	$4,912
Trust fee income	1,263	1,216	3,773	3,562
Bank owned life insurance (BOLI) income	423	549	1,384	1,658
Brokered loan fees	4,078	4,839	13,600	12,618
Swap fees	983	1,397	3,616	2,815
Other	2,025	867	5,358	4,639

Total non-interest income	$10,431	$10,552	$32,840	$30,204

Non-interest income decreased $121,000 during the three months ended September 30, 2013 compared to the same period of 2012. This decrease is primarily related to a decrease of $761,000 in brokered loan fees due to a slowdown in our mortgage finance volume. Swap fee income decreased $414,000 during the three months ended September 30, 2013 compared to the same period of 2012 due to a decrease in swap transactions. Swap fees are fees related to customer swap transactions and are received from the institution that is our counterparty on the transaction. See Note 11 – Derivative Financial Instruments for further discussion. Offsetting these decreases was a $1.2 million increase in other non-interest income.

Non-interest income increased $2.6 million during the nine months ended September 30, 2013 compared to the same period of 2012. This increase is primarily related to an increase of $982,000 in brokered loan fees due to an increase in our mortgage finance volume. Swap fee income increased $801,000 during the nine months ended September 30, 2013 compared to the same period of 2012 due to an increase in swap transactions. Swap fees are fees related to customer swap transactions and are received from the institution that is our counterparty on the transaction. See Note 11 – Derivative Financial Instruments for further discussion.

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

Non-interest Expense

The components of non-interest expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Salaries and employee benefits	$36,012	$31,009	$114,744	$90,258
Net occupancy expense	4,342	3,653	12,334	10,936
Marketing	3,974	3,472	12,020	9,469
Legal and professional	3,937	4,916	12,584	12,237
Communications and technology	3,696	2,885	10,165	8,088
Allowance and other carrying costs for OREO	267	552	1,179	7,706
FDIC insurance assessment	4,357	1,332	6,134	4,497
Other	5,424	5,702	17,283	16,579

Total non-interest expense	$62,009	$53,521	$186,443	$159,770

Non-interest expense for the third quarter of 2013 increased $8.5 million, or 16%, to $62.0 million from $53.5 million in the third quarter of 2012. The increase is primarily attributable to a $5.0 million increase in salaries and employee benefits due to general business growth.

Marketing expense for the three months ended September 30, 2013 increased $502,000, or 14%, compared to the same quarter in 2012, primarily due to general business growth and treasury management programs.

Legal and professional expense for the three months ended September 30, 2013 decreased $979,000 compared to the same quarter in 2012. Our legal and professional expense will continue to fluctuate and could increase in the future with growth and as we respond to continued regulatory changes and strategic initiatives.

FDIC insurance assessment expense for the three months ended September 30, 2013 increased $3.0 million compared to the same quarter in 2012 due to a $3.0 million assessment by the FDIC that was paid during the third quarter of 2013. The assessment related to the year-end call reports for 2011 and 2012, which were amended for the change in the risk weight applicable to our mortgage finance loan portfolio as described in Note 7. As previously disclosed, the amendment caused one capital ratio to fall below “well-capitalized” for each quarter end. We do not believe this is an assessment warranted under our circumstances, and we have disputed the charge. Any recovery of the $3.0 million expense would be credited to non-interest expense in a future quarter.

Non-interest expense for the nine months ended September 30, 2013 increased $26.6 million, or 17%, to $186.4 million from $159.8 million compared to the same period in 2012. The increase is primarily attributable to a $24.4 million increase in salaries and employee benefits. Of this increase, approximately $7.7 million related to a charge taken to reflect the financial effect of the planned organizational change announced during the second quarter of 2013 related to the retirement and transition of our CEO and includes assumptions about future payouts that may or may not occur. These payouts, when and if realized, will be directly linked to our performance and stock price, but are required to be estimated at the time of the event. Additionally, there was another $2.2 million of charges related to the increased probability that certain company financial performance targets for executive cash-based incentives will be met. These incentives are expensed based on current stock prices. The remaining $14.5 million increase was primarily due to general business growth and incentive expense directly related to our performance and the increase in the price of our common stock.

Marketing expense for the nine months ended September 30, 2013 increased $2.6 million, or 27%, compared to the same period in 2012, which was primarily due to general business growth and treasury management programs.

Communications and data processing expense for the nine months ended September 30, 2013 increased $2.1 million compared to the same period in 2012 as a result of general business growth.

For the nine months ended September 30, 2013, allowance and other carrying costs for OREO decreased $6.5 million, to $1.2 million, $454,000 of which related to deteriorating values of assets held in OREO. Of the $454,000 valuation expense in the first nine months of 2013, $290,000 related to direct write-downs of the OREO balance and $164,000 related to increasing the valuation allowance.

FDIC insurance assessment expense for the nine months ended September 30, 2013 increased $1.6 million compared to the same period in 2012. Included in the year-to-date September 30, 2013 expense was a $3.0 million assessment by the FDIC that was paid during the third quarter of 2013. The assessment related to the year-end call reports for 2011 and 2012, which were amended for the change in the risk weight applicable to our mortgage finance loan portfolio as described in Note 7. As previously disclosed, the amendment caused one capital ratio to fall below “well-capitalized” for each quarter end. We do not believe this is an assessment warranted under our circumstances, and we have disputed the charge. Any recovery of the $3.0 million expense would be credited to non-interest expense in a future quarter.

Analysis of Financial Condition

Loan Portfolio

Total loans net of allowance for loan losses at September 30, 2013 increased $342.9 million from December 31, 2012 to $10.2 billion. All loan categories within loans held for investment increased for a combined $1.3 billion increase. Loans held for sale decreased $913.2 million from December 31, 2012 as a result of seasonal trends and rising long-term interest rates.

Loans were as follows as of the dates indicated (in thousands):

	September 30,	December 31,
	2013	2012

Commercial	$4,782,234	$4,106,419
Construction	1,125,908	737,637
Real estate	2,087,058	1,892,451
Consumer	19,619	19,493
Leases	85,936	69,470

Gross loans held for investment	8,100,755	6,825,470
Deferred income (net of direct origination costs)	(49,427)	(39,935)
Allowance for loan losses	(84,006)	(74,337)

Total loans held for investment, net	7,967,322	6,711,198
Loans held for sale	2,262,085	3,175,272

Total	$10,229,407	$9,886,470

We continue to lend primarily in Texas. As of September 30, 2013, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and successful professionals and entrepreneurs in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.

We originate a substantial majority of all the loans held for investment. We also participate in syndicated loan relationships, both as a participant and as an agent. As of September 30, 2013, we have $1.3 billion in syndicated loans, $395.2 million of which we acted as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans originated by us. In addition, as of September 30, 2013, none of our syndicated loans were on non-accrual.

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

Summary of Loan Loss Experience

The provision for credit losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $5.0 million during the third quarter of 2013 compared to $3.0 million in the second quarter of 2012 and $7.0 million in the second quarter of 2013. Despite experiencing improvements in credit quality, we have seen levels of reserves and provision increase due to growth in the portfolio. We do continue to maintain an unallocated reserve component to allow for continued uncertainty in economic and other conditions affecting the quality of the loan portfolio. We believe the level of unallocated reserves at September 30, 2013 continues to be warranted due to the ongoing weak economic environment which has produced more frequent losses, including those resulting from fraud by borrowers.

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

The combined reserve for credit losses, which includes a liability for losses on unfunded commitments, totaled $88.6 million at September 30, 2013, $78.2 million at December 31, 2012 and $77.2 million at September 30, 2012. Due to the growth in loans, the total reserve percentage decreased to 1.10% at September 30, 2013 from 1.15% and 1.18% of loans held for investment at December 31, 2012 and September 30, 2012, respectively. The total reserve percentage had increased in 2010 as a result of the effects of national and regional economic conditions on borrowers and values of assets pledged as collateral. The combined reserve percentage has trended down as we recognized losses on loans for which there were specific or general allocations of reserves and as we have experienced improvement in our overall credit quality. The overall reserve for loan losses continues to result from consistent application of the loan loss reserve methodology as described above. At September 30, 2013, we believe the reserve is sufficient to cover all expected losses in the portfolio and has been derived from consistent application of the methodology described above. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, our estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

Activity in the reserve for loan losses is presented in the following table (in thousands):

	Nine months ended September 30,	Year ended December 31,	Nine months ended September 30,
	2013	2012	2012

Reserve for loan losses:
Beginning balance	$74,337	$70,295	$70,295
Loans charged-off:
Commercial	4,970	6,708	2,664
Real estate - term	144	899	899
Consumer	45	49	49
Equipment leases	2	204	170

Total charge-offs	5,161	7,860	3,782
Recoveries:
Commercial	978	832	482
Real estate - construction	-	10	10
Real estate - term	210	812	586
Consumer	64	33	26
Equipment leases	279	108	87

Total recoveries	1,531	1,795	1,191

Net charge-offs	3,630	6,065	2,591
Provision for loan losses	13,299	10,107	6,018

Ending balance	$84,006	$74,337	$73,722

Reserve for off-balance sheet credit losses:
Beginning balance	$3,855	$2,462	$2,462
Provision for off-balance sheet credit losses	701	1,393	982

Ending balance	$4,556	$3,855	$3,444

Total reserve for credit losses	$88,562	$78,192	$77,166

Total provision for credit losses	$14,000	$11,500	$7,000

Reserve for loan losses to loans held for investment(2)	1.04%	1.10%	1.13%
Net charge-offs to average loans(1) (2)	0.07%	0.10%	0.06%
Total provision for credit losses to average loans(2)	0.26%	0.19%	0.24%
Recoveries to total charge-offs	29.66%	22.84%	31.49%
Reserve for off-balance sheet credit losses to off-balance sheet credit commitments	0.12%	0.14%	0.15%
Combined reserves for credit losses to loans held for investment(2)	1.10%	1.15%	1.18%

Non-performing assets:
Non-accrual loans(5)	$35,737	$55,833	$57,275
OREO(4)	12,805	15,991	19,079
Other repossessed assets	-	42	-

Total	$48,542	$71,866	$76,354

Restructured loans	$4,691	$10,407	$9,145

Loans past due 90 days and still accruing(3)	7,510	3,674	3,622

Reserve as a percent of non-performing loans	2.4x	1.3x	1.3x

(1)	Interim period ratios are annualized.
(2)	Excludes loans held for sale.
(3)

At September 30, 2013, December 31, 2012 and September 30, 2012, loans past due 90 days and still accruing includes premium finance loans of $3.1 million, $2.8 million and $2.7 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(4)	At September 30, 2013, December 31, 2012 and September 30, 2012, OREO balance is net of $4.6 million, $5.6 million and $4.7 million valuation allowance, respectively.
(5)

As of September 30, 2013, December 31, 2012 and September 30, 2012, non-accrual loans included $24.2 million, $19.6 million and $14.7 million, respectively, in loans that met the criteria for restructured.

Non-performing Assets

Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type (in thousands):

	September 30, 2013	December 31, 2012	September 30, 2012

Non-accrual loans:
Commercial	$20,994	$15,373	$17,653
Construction	-	17,217	19,249
Real estate	14,616	23,066	20,100
Consumer	70	57	60
Leases	57	120	213

Total non-accrual loans	$35,737	$55,833	$57,275

The table below summarizes the non-accrual loans as segregated by loan type and type of property securing the credit as of September 30, 2013 (in thousands):

Non-accrual loans:
Commercial
Lines of credit secured by the following:
Various single family residences and notes receivable	$2,176
Oil and gas properties	1,668
Assets of the borrowers	11,532
Unimproved land	4,448
Other	1,170

Total commercial	20,994
Real estate
Secured by:
Commercial property	5,938
Unimproved land and/or undeveloped residential lots	4,837
Single family residences	888
Other	2,953

Total real estate	14,616
Consumer	70
Leases (commercial leases primarily secured by assets of the lessor)	57

Total non-accrual loans	$35,737

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of September 30, 2013, none of our non-accrual loans were earning on a cash basis.

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

At September 30, 2013, we had $7.5 million in loans past due 90 days and still accruing interest. At September 30, 2013, $3.1 million of the loans past due 90 days and still accruing are premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or forgiveness of either principal or accrued interest. As of September 30, 2013, we had $4.7 million in loans considered restructured that are not on non-accrual. Of the non-accrual loans at September 30, 2013, $24.2 million met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At September 30, 2013, we had $18.7 million in loans of this type which were not included in either non-accrual or 90 days past due categories. We did not have any loans of this type at September 30, 2012.

The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Beginning balance	$13,053	$27,882	$15,991	$34,077
Additions	68	-	980	3,397
Sales	(316)	(8,739)	(3,712)	(12,467)
Valuation allowance for OREO	-	-	(164)	(3,556)
Direct write-downs	-	(64)	(290)	(2,372)

Ending balance	$12,805	$19,079	$12,805	$19,079

The following table summarizes the assets held in OREO at September 30, 2013 (in thousands):

Unimproved commercial real estate lots and land	$3,116
Commercial buildings	819
Undeveloped land and residential lots	7,200
Single family residences	611
Other	1,059

Total OREO	$12,805

When foreclosure occurs, fair value, which is generally based on appraised values, may result in partial charge-off of a loan upon taking property, and so long as property is retained, subsequent reductions in appraised values will result in valuation adjustment taken as non-interest expense. In addition, if the decline in value is believed to be permanent and not just driven by market conditions, a direct write-down to the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure related to the appraised values during that holding period. During the nine months ended September 30, 2013 and 2012, we recorded $454,000 and $5.9 million in valuation expense, respectively. Of the $454,000 recorded for the nine months ended September 30, 2013, $164,000 related to direct write-downs and $290,000 related to increasing the valuation allowance.

Liquidity and Capital Resources

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the demonstrated marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2012 and for nine months ended September 30, 2013, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from Federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings.

Our liquidity needs for support of growth in loans held for investment have been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding for loans held for investment and other earnings assets as possible from deposits of these core customers. These deposits are generated principally through development of long-term relationships with customers and stockholders, with a significant focus on treasury management products. In addition to deposits from our core customers, we also have access to deposits through brokered customer relationships. For regulatory purposes, these relationship brokered deposits are now categorized as brokered deposits; however, since these deposits arise from a customer relationship, we consider these deposits to be core deposits for our reporting purposes. We also have access to incremental deposits through brokered retail certificates of deposit, or CDs. These traditional brokered deposits are generally of short maturities, 30 to 90 days, and are used to supplement temporary differences in the growth in loans, including growth in loans held for sale or other specific categories of loans, compared to customer deposits. The following table summarizes our period-end and average year-to-date core customer deposits and brokered deposits (in millions):

	September 30, 2013	September 30, 2012	December 31, 2012

Deposits from core customers	$7,526.5	$5,694.4	$6,448.8
Deposits from core customers as a percent of total deposits	84.0%	84.8%	86.7%

Relationship brokered deposits	$1,430.6	$955.5	$992.0
Relationship brokered deposits as a percent of total deposits	16.0%	14.2%	13.3%

Traditional brokered deposits	$-	$67.7	$-
Traditional brokered deposits as a percent of total deposits	0.0%	1.0%	0.0%

Average deposits from core customers(1)	$6,799.0	$5,282.0	$5,483.3
Average deposits from core customers as a percent of total quarterly average deposits(1)	83.9%	84.5%	85.1%

Average relationship brokered deposits(1)	$1,305.7	$831.6	$852.7
Average relationship brokered deposits as a percent of total quarterly average deposits(1)	16.1%	13.3%	13.2%

Average traditional brokered deposits(1)	$-	$137.3	$108.0
Average traditional brokered deposits as a percent of total quarterly average deposits(1)	0.0%	2.2%	1.7%

(1)	Annual averages presented for December 31, 2012.

We have access to, and have periodically utilized, sources of brokered deposits of not less than an additional $3.5 billion. Customer deposits (total deposits, including relationship brokered deposits, minus brokered CDs) increased by $2.3 billion from September 30, 2012 and increased by $1.5 billion from December 31, 2012.

Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our loans held for sale, due to their liquidity, short duration and interest spreads available. These borrowing sources typically include Federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes, and advances from the FHLB and the Federal Reserve. The following table summarizes our borrowings as of September 30, 2013 (in thousands):

Federal funds purchased	$169,794
Customer repurchase agreements	29,899
FHLB borrowings	250,031
Subordinated notes	111,000
Trust preferred subordinated debentures	113,406

Total borrowings	$674,130

Maximum borrowings outstanding at any month-end during the year	$1,859,036

The following table summarizes our other borrowing capacities in excess of balances outstanding at September 30, 2013 (in thousands):

FHLB borrowing capacity relating to loans	$1,144,965
FHLB borrowing capacity relating to securities	9,921

Total FHLB borrowing capacity	$1,154,886

Unused federal funds lines available from commercial banks	$894,000

Our equity capital averaged $975.4 million for the nine months ended September 30, 2013, as compared to $679.2 million for the same period in 2012. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.

Our capital ratios remain above the levels required to be well capitalized and have been enhanced with the additional capital raised since 2008 and will allow us to grow organically with the addition of loan and deposit relationships.

At December 31, 2012, we had a non-revolving amortizing line of credit with $35.0 million of unused capacity. During the first quarter of 2013, we modified the line of credit to increase the capacity to $50.0 million and that line matures on October 31, 2013. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. At September 30, 2013, no borrowings were outstanding.

During the second quarter of 2012, we filed a Registration Statement on Form S-3 with the SEC which was effective June 25, 2012. The registration statement covered issuances of up to $250.0 million of debt or equity securities. On August 1, 2012, we completed a sale of 2.3 million shares of our common stock in a public offering. Net proceeds from the sale totaled $87.0 million. The additional equity was used for general corporate purposes, including retirement of $15.0 million of debt discussed above and additional capital to support continued loan growth at our bank.

On September 21, 2012, we issued $111.0 million of subordinated notes in a public offering. The notes mature in September 2042 and bear interest at a rate of 6.50% per annum, payable quarterly. The proceeds were used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions.

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

Commitments and Contractual Obligations

The following table presents significant fixed and determinable contractual obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of September 30, 2013, our significant fixed and determinable contractual obligations to third parties were as follows (in thousands):

		After One but	After Three but
	Within One	Within Three	Within Five	After Five
	Year	Years	Years	Years	Total

Deposits without a stated maturity(1)	$8,189,197	$-	$-	$-	$8,189,197
Time deposits(1)	737,877	27,360	2,575	72	767,884
Federal funds purchased(1)	169,794	-	-	-	169,794
Customer repurchase agreements(1)	29,899	-	-	-	29,899
FHLB borrowings(1)	250,000	-	31	-	250,031
Operating lease obligations(1) (2)	12,129	24,906	24,217	56,723	117,975
Subordinated notes(1)	-	-	-	111,000	111,000
Trust preferred subordinated debentures(1)	-	-	-	113,406	113,406

Total contractual obligations	$9,388,896	$52,266	$26,823	$281,201	$9,749,186

(1)	Excludes interest.
(2)	Non-balance sheet item.

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

Interest Rate Risk Management

Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of September 30, 2013, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis

September 30, 2013

(In thousands)

	0-3 mo	4-12 mo	1-3 yr	3+ yr	Total
	Balance	Balance	Balance	Balance	Balance

Assets:
Securities(1)	$15,654	$17,708	18,326	$16,127	$67,815

Total variable loans	8,844,716	49,771	481	214	8,895,182
Total fixed loans	735,542	333,210	216,468	182,438	1,467,658

Total loans(2)	9,580,258	382,981	216,949	182,652	10,362,840

Total interest sensitive assets	$9,595,912	$400,689	$235,275	$198,779	$10,430,655

Liabilities:
Interest bearing customer deposits	$5,318,016	$-	$-	$-	$5,318,016
CDs & IRAs	139,746	227,262	27,360	2,647	397,005

Total interest bearing deposits	5,457,762	227,262	27,360	2,647	5,715,021

Repurchase agreements, Federal funds purchased, FHLB borrowings	449,693	-	31	-	449,724
Subordinated notes	-	-	-	111,000	111,000
Trust preferred subordinated debentures	-	-	-	113,406	113,406

Total borrowings	449,693	-	31	224,406	674,130

Total interest sensitive liabilities	$5,907,455	$227,262	$27,391	$227,053	$6,389,151

GAP	$3,688,457	$173,427	$207,884	$(28,274)	$-
Cumulative GAP	3,688,457	3,861,884	4,069,768	4,041,494	4,041,504

Demand deposits					$3,242,060
Stockholders’ equity					1,066,629

Total					$4,308,689

(1)	Securities based on fair market value.
(2)	Loans include loans held for sale and are stated at gross.

The table above sets forth the balances as of September 30, 2013 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.

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

The two “shock test” scenarios assume a sustained parallel 200 basis point increase or decrease, respectively, in interest rates. As short-term rates have remained low through 2013, we could not assume interest rate decreases of any amount as the results of the decreasing rates scenario would not be meaningful. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%.

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
200 bp Increase
September 30, 2013

Change in net interest income	$86,513

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, we have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Potential change in GAAP classification of loans held for sale. FFIEC Supplemental Instructions for September 30, 2013 Call Reports required that reporting institutions consider whether loans originated by third parties and acquired by the institution should be accounted for as a purchase of loans held for sale or as a secured loan to the originator that is held for investment based upon factors identified in the Supplemental Instructions. We reported mortgage loan interests generated by our mortgage finance division as held for investment in the September 30, 2013 Call Report for Texas Capital Bank. However, we continue to report the mortgage loans interests as “loans held for sale” in our consolidated financial statements and consider this classification appropriate under GAAP. See Note 7 - Regulatory Matters.

If a change in classification of these loans is subsequently required for GAAP, we could be required to restate prior period financial statements. Our analysis indicates that any such change would have no impact on net income or the statement of operations. There would be no change to total loans on our consolidated balance sheet. The activity from the mortgage finance division would be reclassified out of operating activities to investing activities within our consolidated statement of cash flows and as such would be reported as a net number, as opposed to the gross inflows and outflows currently shown in the operating activities section of that statement. We would not expect any reserve for loan losses to be allocated to the mortgage finance portfolio based upon the risk profile of the assets and the less than one basis point loss experience of the program over the past ten years.

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

In response to supplemental FFIEC Call Report instructions issued in early April 2013, we began using a 100% risk weight for the mortgage assets with our March 31, 2013 Call Report and Form 10Q. In previous filings, we applied a 50% risk weight (or 20% risk weight for government-guaranteed loans) to these assets for purposes of calculating the Bank’s risk-based capital ratios. Having now determined that the 100% risk weight must be applied under our current program we were required to amend our year-end Call Reports for 2012 and 2011. This change required application of the 100% risk weight to our mortgage loan interests in these earlier periods, which is consistent with our March 2013 and June 2013 Call Reports. The amendment of Call Reports had no impact on our consolidated balance sheet or statements of operations, stockholders’ equity and cash flows.

This retroactive change in risk weighting of our mortgage loan interests required that we amend the previously reported values for our risk-weighted capital ratios for December 31, 2012 and 2011. These amended ratios exceed levels required to be “adequately capitalized” on a consolidated basis and at the Bank. As amended, the Bank was “well capitalized” in the Tier 1 measure of capital adequacy, but the total risk-based capital ratio was below that required to be considered well capitalized. The adjustment had no impact on the ratio of tangible common equity to total assets. We believe that we had the financial and operational capacity to maintain well-capitalized status had we determined that the higher risk weighting was required to be applied to our ownership interests in mortgage loans at year-end 2012 and 2011.

Incidental to the amended Call Reports described in Note 7, we were assessed a $3.0 million assessment by the FDIC that was paid during the third quarter of 2013. The assessment related to the year-end call reports for 2011 and 2012, which were amended for the change in the risk weight applicable to our mortgage finance loan portfolio. As previously disclosed, the amendment caused one capital ratio to fall below “well-capitalized” for each quarter end. We do not believe this is an assessment warranted under our circumstances, and we have disputed the charge. Any recovery of the $3.0 million expense would be credited to non-interest expense in a future quarter.

ITEM 6.   EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101

The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS CAPITAL BANCSHARES, INC.

Date: November 12, 2013

/s/ Peter B. Bartholow Peter B. Bartholow Chief Financial Officer (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101

The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements ***

***

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.