Form 10-K
period 2013-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2014-02-21
CIK 1077428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2013

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

Common stock, par value $0.01 per share

(Title of class)

6.50% Non-Cumulative Perpetual Preferred Stock Series A, par value $0.01 per share

(Title of class)

6.50% Subordinated Notes due 2042

(Title of class)

Warrants to Purchase Common Stock (expiring January 16, 2019), par value $0.01 per share

(Title of class)

The Nasdaq Stock Market LLC

(Name of Exchange on Which Registered)

Securities registered under Section 12(g) of the Exchange Act: NONE

Indicate by check mark if the issuer is a well-known seasoned issuer pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☒        No  ☐

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐        No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒        ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Non-Accelerated Filer ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $1,758,352,000. There were 42,755,496 shares of the registrant’s common stock outstanding on February 20, 2014.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement relating to the 2014 Annual Meeting of Stockholders, which will be filed no later than April 10, 2014, are incorporated by reference into Part III of this Form 10-K.

ITEM 1.	BUSINESS

Background

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

Texas Capital Bancshares, Inc. (“we”, “us” or the “Company”), a Delaware corporation organized in 1996, is the parent of Texas Capital Bank, National Association (the “Bank”). The Company is a registered bank holding company and a financial holding company.

The Bank is headquartered in Dallas, with primary banking offices in Austin, Dallas, Fort Worth, Houston, and San Antonio, the five largest metropolitan areas of Texas. All of our business activities are conducted through the Bank. We have focused on organic growth, maintenance of credit quality and recruiting and retaining experienced bankers with strong personal and professional relationships in their communities.

We serve the needs of commercial businesses and successful professionals and entrepreneurs located in Texas as well as operate several lines of business serving a regional or national clientele of commercial borrowers. We are primarily a secured lender, with our greatest concentration of loans in Texas. We have benefitted from the Texas economy since our inception, producing strong loan growth and favorable loss experience amidst the challenging environment for banking nationally.

Growth History

We have grown substantially in both size and profitability since our formation. The table below sets forth data regarding the growth of key areas of our business from 2009 through 2013 (in thousands):

	December 31
	2013	2012	2011	2010	2009
Total loans(1)	11,270,574	9,960,807	7,652,452	5,905,539	5,150,797
Assets(1)	11,714,397	10,540,542	8,137,225	6,445,679	5,698,318
Demand deposits	3,347,567	2,535,375	1,751,944	1,451,307	899,492
Total deposits	9,257,379	7,440,804	5,556,257	5,455,401	4,120,725
Stockholders’ equity	1,096,350	836,242	616,331	528,319	481,360

(1)	From continuing operations.

The following table provides information about the growth of our loan portfolio by type of loan from December 2009 to December 2013 (in thousands):

	December 31
	2013	2012	2011	2010	2009
Commercial loans	$5,020,565	$4,106,419	$3,275,150	$2,592,924	$2,457,533
Total real estate loans	3,409,133	2,630,088	2,241,277	2,029,766	1,903,127
Construction loans	1,262,905	737,637	422,026	270,008	669,426
Real estate term loans	2,146,228	1,892,451	1,819,251	1,759,758	1,233,701
Mortgage finance loans	2,784,265	3,175,272	2,080,081	1,194,209	693,504
Loans held for sale from discontinued operations	294	302	393	490	586
Equipment leases	93,160	69,470	61,792	95,607	99,129
Consumer loans	15,350	19,493	24,822	21,470	25,065

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

Business Strategy

Drawing on the business and community ties of our management and their banking experience, our strategy is to continue building an independent bank that focuses primarily on middle market business customers and successful professionals and entrepreneurs in each of the five major metropolitan markets of Texas. To achieve this, we seek to implement the following strategies:

•	Targeting middle market business and successful professionals and entrepreneurs;

•	Growing our loan and deposit base in our existing markets by hiring additional experienced Texas bankers;

•	Continuing our emphasis on credit policy to maintain credit quality consistent with long-term objectives;

•	Leveraging our existing infrastructure to support a larger volume of business;

•	Maintaining stringent internal approval processes for capital and operating expenses;

•	Continuing our extensive use of outsourcing to provide cost-effective operational support with service levels consistent with large-bank operations; and

•	Extending our reach within our target markets of Austin, Dallas, Fort Worth, Houston and San Antonio through service innovation and service excellence.

Products and Services

We offer a variety of loan, deposit account and other financial products and services to our customers.

Business Customers.    We offer a full range of products and services oriented to the needs of our business customers, including:

•	commercial loans for general corporate purposes including financing for working capital, internal growth, acquisitions and financing for business insurance premiums;

•	real estate term and construction loans;

•	mortgage finance lending;

•	equipment leasing;

•	treasury management services;

•	wealth management and trust services; and

•	letters of credit.

Individual Customers.    We also provide complete banking services for our individual customers, including:

•	personal wealth management and trust services;

•	certificates of deposit;

•	interest bearing and non-interest bearing checking accounts with optional features such as Visa® debit/ATM cards and overdraft protection;

•	traditional money market and savings accounts;

•	loans, both secured and unsecured; and

•	internet banking.

Lending Activities

We target our lending to middle market businesses and successful professionals and entrepreneurs that meet our credit standards. The credit standards are set by our standing Credit Policy Committee with the assistance of our Bank’s Chief Credit and Risk Officer, who is charged with ensuring that credit standards are met by loans in our portfolio. Our Credit Policy Committee is comprised of senior Bank officers including our Bank’s Chief Executive Officer and President, our Texas President/Chief Lending Officer and our Bank’s Chief Credit and Risk Officer. We believe we have maintained a diversified loan portfolio. Credit policies and underwriting guidelines are tailored to address the unique risks associated with each industry represented in the portfolio. Our credit standards for commercial borrowers reference numerous criteria with respect to the borrower, including historical and projected financial information, strength of management, acceptable collateral and associated advance rates, and market conditions and trends in the borrower’s industry. In addition, prospective loans are also analyzed based on current industry concentrations in our loan portfolio to prevent an unacceptable concentration of loans in any particular industry. We believe our credit standards are consistent with achieving business objectives in the markets we serve and will generally mitigate risks. We believe that we differentiate our bank from its competitors by focusing on and aggressively marketing to our core customers and accommodating, to the extent permitted by our credit standards, their individual needs.

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

Wealth Management and Trust

Our wealth management and trust services include investment management, personal trust and estate services, custodial services, retirement accounts and related services. Our investment management professionals work with our clients to define objectives, goals and strategies for their investment portfolios. We assist the customer with the selection of an investment manager and work with the client to tailor the investment program accordingly. We also offer retirement products such as individual retirement accounts and administrative services for retirement vehicles such as pension and profit sharing plans.

Cayman Islands Branch

We established a branch of our bank in the Cayman Islands in 2003. We believe that a Cayman Islands branch enables us to offer more competitive cash management and deposit products to our customers. All deposits in the Cayman Branch come from U.S. based customers of our bank. Deposits, all of which are in U.S dollars, do not originate from foreign sources, funds transfers neither come from nor go to facilities outside of the U.S. and there are no federal or state income tax benefits to our bank or our customers as a result of these operations. Foreign deposits maintained at our Cayman Islands branch at December 31, 2013 and 2012 were $330.3 million and $329.3 million, respectively.

Employees

As of December 31, 2013, we had 1,016 full-time employees. None of our employees is represented by a collective bargaining agreement and we consider our relations with our employees to be good.

Regulation and Supervision

General.    We and our bank are subject to extensive federal and state laws and regulations that impose specific requirements on us and provide regulatory oversight of virtually all aspects of our operations. These laws and regulations generally are intended for the protection of depositors, the deposit insurance fund of the Federal Deposit Insurance Corporation (“FDIC”) and the stability of the U.S. banking system as a whole, rather than for the protection of our stockholders and creditors.

The following discussion summarizes certain laws and regulations to which we and our bank are subject. It does not address all applicable laws and regulations that affect us currently or might affect us in the future. This discussion is qualified in its entirety by reference to the full texts of the laws, regulations and policies described.

The Company’s activities are governed by the Bank Holding Company Act of 1956 (“BHCA”), as amended by the Financial Services Modernization Act of 1999 (“Gramm-Leach-Bliley Act”), and is subject to regular inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We file quarterly reports and other information with the Federal Reserve. We file reports with the Securities and Exchange Commission (“SEC”) and are subject to its regulation with respect to our securities, reporting and certain governance matters, including matters submitted for stockholder approval. Our securities are listed on the Nasdaq Global Select Market, and we are subject to Nasdaq rules for listed companies.

Our bank is organized as a national banking association under the National Bank Act, and is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the “OCC”), the FDIC, the Federal Reserve, the Consumer Financial Protection Bureau (“CFPB”) and other federal and state regulatory agencies. The OCC has primary supervisory responsibility for our bank and performs periodic examinations concerning safety and soundness, the quality of management and directors, information technology and compliance with applicable regulations. Our bank files quarterly Call Reports and other information with the OCC.

Bank holding company regulation.    The BHCA limits our business to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be closely related to banking. We have elected to register with the Federal Reserve as a financial holding company. This authorizes us to engage in any activity that is either (i) financial in nature or incidental to such financial activity, as determined by the Federal Reserve, or (ii) complementary to a financial activity, so long as the activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, as determined by the Federal Reserve. Examples of non-banking activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

We are not at this time exercising this authority at the parent company level and do not have any plans to do so. We and our bank engage in traditional banking activities that are deemed financial in nature. In order for us to undertake new activities permitted by the BHCA, we and our bank must be considered well capitalized and well managed, our bank must have received a rating of at least satisfactory in its most recent examination under the Community Reinvestment Act and we would be required to notify the Federal Reserve within thirty days of engaging in the new activity.

Under Federal Reserve policy, now codified by the Dodd-Frank Act, we are expected to act as a source of financial and managerial strength to our bank and commit resources to its support. Such support may be required at times when, absent this Federal Reserve policy, a holding company may not be inclined to provide it. We could in certain circumstances be required to guarantee the capital plan of our bank if it became undercapitalized.

It is the policy of the Federal Reserve that financial holding companies may pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that financial holding companies may not pay cash dividends in an amount that would undermine the holding company’s ability to serve as a source of strength to its banking subsidiary.

With certain limited exceptions, the BHCA prohibits a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve.

If, in the opinion of the applicable federal bank regulatory authorities, a depository institution or holding company is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends), such authority may require, generally after notice and hearing, that such institution or holding company cease and desist such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s or holding company’s capital base to an inadequate level would be such an unsafe or unsound banking practice. Moreover, the Federal Reserve and the FDIC have issued policy statements providing that financial holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

Regulation of our bank.    National banks such as our bank are subject to examination by the OCC and the CFPB, and to a lesser extent by the FDIC. The OCC and the FDIC regulate or monitor all areas of a national bank’s operations, including security devices and procedures, adequacy of capitalization and loss reserves, accounting treatment and impact on capital determinations, loans, investments, borrowings, deposits, liquidity, mergers, issuances of securities, payment of dividends, interest rate risk management, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC requires national banks to maintain capital ratios and imposes limitations on their aggregate investment in real estate, bank premises and furniture and fixtures. National banks are required by the OCC to file quarterly Call Reports of their financial condition and results of operations and to conduct an annual audit of their financial statements in compliance with minimum standards and procedures prescribed by the OCC.

Capital Adequacy Requirements.    Federal banking regulators have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies that is based upon the 1988 capital accord of the Bank for International Settlements’ Committee on Banking Supervision (the “Basel Committee”), a committee of central banks and bank regulators from the major industrialized countries that coordinates international standards for bank regulation. Under the guidelines, specific categories of assets and off-balance-sheet activities such as letters of credit are assigned risk weights, based generally on the perceived credit or other risks associated with the asset. Off-balance-sheet activities are assigned a credit conversion factor based on the perceived likelihood that they will become on-balance-sheet assets. These risk weights are multiplied by corresponding asset balances to determine a “risk weighted” asset base which is then measured against various measures of capital to produce capital ratios.

An organization’s capital is classified in one of two tiers, Core Capital, or Tier 1, and Supplementary Capital, or Tier 2. Tier 1 capital includes common stock, retained earnings, qualifying non-cumulative perpetual preferred stock, minority interests in the equity of consolidated subsidiaries, a limited amount of qualifying trust preferred securities and qualifying cumulative perpetual preferred stock at the holding company level, less goodwill and most intangible assets. Tier 2 capital includes perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, mandatory convertible debt securities, subordinated debt, and allowances for loan and lease losses. Each category is subject to a number of regulatory definitional and qualifying requirements.

We and our bank are currently required to maintain a minimum total risk-based capital ratio of 8% (of which at least 4% is required to consist of Tier 1 capital elements). Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively, for an institution to be considered well capitalized. Our bank’s total risk-based capital ratio was 10.27% at December 31, 2013 and, as a result, it is currently classified as “well capitalized” for purposes of the OCC’s prompt corrective action regulations. The bank’s capital category of “well capitalized” is determined solely for the purposes of applying the prompt corrective action regulations. The regulatory capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects. Our regulatory capital status is addressed in more detail under the heading “Liquidity and Capital Resources” within Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 13 to our financial statements—Regulatory Restrictions.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) sets forth five capital categories for insured depository institutions under the prompt corrective action regulations:

•

Well capitalized—equals or exceeds a 10 percent total risk-based capital ratio, 6 percent tier 1 risk-based capital ratio, and 5 percent leverage ratio and is not subject to any written agreement, order or directive requiring it to maintain a specific level for any capital measure;

•	Adequately capitalized—equals or exceeds an 8 percent total risk-based capital ratio, 4 percent tier 1 risk-based capital ratio, and 4 percent leverage ratio;

•

Undercapitalized—total risk-based capital ratio of less than 8 percent, or a tier 1 risk-based ratio of less than 4 percent, or a leverage ratio of less than 4 percent (3 percent for institutions with a regulatory rating of 1 that do not evidence rapid growth or other heightened risk indicators);

•	Significantly undercapitalized—total risk-based capital ratio of less than 6 percent, or a tier 1 risk-based capital ratio of less than 3 percent, or a leverage ratio of less than 3 percent; and

•	Critically undercapitalized—a ratio of tangible equity to total assets equal to or less than 2 percent.

Federal regulatory agencies are required to implement arrangements for “prompt corrective action” for institutions failing to meet minimum requirements to be at least adequately capitalized. FDICIA imposes an increasingly stringent array of restrictions, requirements and prohibitions as an organization’s capital levels deteriorate. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The OCC has only very limited discretion is dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator (the FDIC) if the capital deficiency is not corrected promptly.

Under the Federal Deposit Insurance Act (“FDIA”), “critically undercapitalized” banks may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt (subject to certain limited exceptions). In addition, under Section 18(i) of the FDIA, our bank is required to obtain the advance consent of the FDIC to retire any part of its subordinated notes. “Critically undercapitalized” banks are also subject to the appointment of a conservator or receiver. Under the FDIA, a bank may not pay interest on its subordinated notes if such interest is required to be paid only out of net profits, or distribute any of its capital assets, while it remains in default on any assessment due to the FDIC.

Federal bank regulators may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve and OCC guidelines provide that banking organizations experiencing significant internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Concentration of credit risks arising from non-traditional activities, as well as an institution’s ability to manage these risks, are important factors taken into account by regulatory agencies in assessing an organization’s overall capital adequacy.

The OCC and the Federal Reserve also use a leverage ratio as an additional tool to evaluate the capital adequacy of banking organizations. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. A minimum leverage ratio of 3.0% is required for banks and bank holding companies that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other banks and bank holding companies are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. In order to be considered well capitalized the leverage ratio must be at least 5.0%. Most organizations seek to maintain leverage ratios that are at least 100 to 200 basis points above the minimum ratio. Our bank’s leverage ratio was 8.96% at December 31, 2013 and, as a result, it is currently classified as “well capitalized” for purposes of the OCC’s prompt corrective action regulations.

The risk-based and leverage capital ratios established by federal banking regulators are minimum supervisory ratios generally applicable to banking organizations that meet specified criteria, assuming that they otherwise have received the highest regulatory ratings in their most recent examinations. Banking organizations not meeting these criteria are expected to operate with capital positions in excess of the minimum ratios. Regulators can, from time to time, change their policies or interpretations of banking practices to require changes in risk weights, which may require the bank to obtain additional capital to support future growth or reduce asset balances in order to meet minimum acceptable capital ratios.

Basel III.    The Basel Committee in 2010 released a set of recommendations for strengthening international capital and liquidity regulation of banking organizations, known as Basel III. In June 2012, U.S. bank regulatory agencies, including the OCC, issued three proposals to implement the capital, liquidity and other requirements under Basel III, as well as certain other regulatory capital requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the “Basel III Capital Rules”).

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1,” (ii) specify that Tier 1 capital consist of Common Equity Tier 1 and “Additional Tier 1 Capital” instruments meeting specified requirements, (iii) define Common Equity Tier 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to Common Equity Tier 1 and not to the other components of capital and (iv) establish a 7% threshold for the tier 1 common equity ratio, consisting of a minimum level plus a capital conservation buffer, and (v) expand the scope of the deductions/adjustments as compared to existing regulations. The rule also changes both the Tier 1 risk-based capital requirements and the total risk-based requirements to a minimum of 6% and 8%, respectively, plus a capital conservation buffer of 2.5% totaling 8.5% and 10.5%, respectively. The leverage ratio requirement under the rule is 5%. In order to be well capitalized under the new rule, we must maintain a common equity Tier 1 capital ratio, Tier 1 capital ratio, and total capital ratio of greater than or equal to 6.5 percent, 8 percent and 10 percent, respectively.

Because we had less than $15 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

The Basel III Capital Rules will be effective for us on January 1, 2015 with certain transition provisions fully phased in on January 1 2019. Based on our initial assessment of the Basel III Capital Rules, we do not believe they will have a material impact, and we believe we would meet the capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently in effect. Regulators may change capital and liquidity requirements including previous interpretations of practices related to risk weights that could require an increase to the allocation of capital to assets held by the Bank, and they could require banks to make retroactive adjustments to financial statements to reflect such changes.

Proposed Liquidity Requirements.    The Basel III proposal included a liquidity framework that would require banks and bank holding companies to measure their liquidity against specific liquidity tests. U.S. bank regulators did not include the liquidity framework in the proposed or adopted rules and have not determined to what extent it will apply to banks that are not large, internationally active banks. One of the liquidity tests proposed in Basel III, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements are predicted to encourage banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets, and also to increase the use of long-term debt as a funding source. Regulators may change capital and liquidity requirements including previous interpretations of practices related to risk weights that could require an increase to the allocation of capital to assets held by our bank, and they could require banks to make retroactive adjustments to financial statements to reflect such changes.

Restrictions on Dividends and Repurchases.    The sole source of funding of our parent company financial obligations has consisted of proceeds of capital markets transactions and cash payments from our bank for debt service. We may in the future seek to rely upon receipt of dividends paid by our bank to meet our financial obligations. Our bank is subject to statutory dividend restrictions. Under such restrictions, national banks may not, without the prior approval of the OCC, declare dividends in excess of the sum of the current year’s net profits plus the retained net profits from the prior two years, less any required transfers to surplus. The Basel III Capital Rules, effective for us on January 1, 2015, will further limit the amount of dividends that be paid by our bank. In addition, under the FDICIA, our bank may not pay any dividend if payment would cause it to become undercapitalized or if it is undercapitalized.

Stress Testing.    Pursuant to the Dodd-Frank Act and regulations published by the Federal Reserve and OCC in October 2012, institutions with average total consolidated assets greater than $10 billion are required to conduct an annual “stress test” of capital and consolidated earnings and losses under a base case and at least two stress scenarios provided by bank regulatory agencies. Institutions with total consolidated assets between $10 billion and $50 billion are to use data as of September 30, 2013 to conduct the test, using scenarios released by the agencies in November 2013. The results for those institutions must be reported to the agencies in March 2014. Public disclosure of summary stress test results will begin in June 2014 for the stress tests commenced in 2013. Results of stress test calculations are anticipated to become an important factor considered by banking regulators in evaluating a range of banking practices. Because we only recently achieved more than $10 billion in assets for four consecutive quarters, we will not be subject to stress test reporting until March 2015 with public disclosure of results in June 2015.

Transactions with Affiliates and Insiders.    Our bank is subject to Section 23A of the Federal Reserve Act which places limits on, among other covered transactions, the amount of loans or extensions of credit to affiliates that may be made by our bank. Extensions of credit to affiliates must be adequately collateralized by specified amounts and types of collateral. Section 23A also limits the amount of loans or advances by our bank to third party borrowers which are collateralized by our securities or obligations or those of our subsidiaries. Our bank also is subject to Section 23B of the Federal Reserve Act, which, among other things, prohibits an institution from engaging in transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliates.

We are subject to restrictions on extensions of credit to executive officers, directors, principal stockholders and their related interests. These restrictions are contained in the Federal Reserve Act and Federal Reserve Regulation O and apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such loans can be made. There is also an aggregate limitation on all loans to insiders and their related interests, which cannot exceed the institution’s total unimpaired capital and surplus, unless the FDIC determines that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. Additional restrictions on transactions with affiliates and insiders are discussed in the Dodd-Frank Act section.

Gramm-Leach-Bliley Act of 1999.    The Gramm-Leach-Bliley Act:

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

The Gramm-Leach-Bliley Act also modifies other current financial laws, including laws related to financial privacy. The financial privacy provisions generally prohibit financial institutions, including us, from disclosing non-public personal financial information to non-affiliated third parties unless customers have the opportunity to “opt out” of the disclosure.

Community Reinvestment Act.    The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA.

The USA Patriot Act, the International Money Laundering Abatement and Financial Anti-Terrorism Act and the Bank Secrecy Act.    A major focus of U.S. government policy regarding financial institutions in recent years has been combating money laundering, terrorist financing and other illegal payments. The USA Patriot Act of 2001 and the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 substantially broadened the scope of United States anti-money laundering laws and penalties, specifically related to the Bank Secrecy Act of 1970, and expanded the extra-territorial jurisdiction of the U.S. government in this area. Regulations issued under these laws impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with relevant laws or regulations, could have serious legal, reputational and financial consequences for the institution. Because of the significance of regulatory emphasis on these requirements, we will continue to expend significant staffing, technology and financial resources to maintain programs designed to ensure compliance with applicable laws and regulations and an effective audit function for testing our compliance with the Bank Secrecy Act on an ongoing basis.

The Volcker Rule.    The Dodd-Frank Act amended the BHCA to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading in designated types of financial instruments and investing in and sponsoring certain unregistered investment companies. This statutory provision, commonly known as the “Volcker Rule,” defines unregistered investment companies as hedge funds and private equity funds. In December 2013, federal regulators finalized rules to implement the Volcker Rule. The final rule is highly complex, and many aspects of its application remain uncertain. We do not currently anticipate that the Volcker Rule will have a material effect on our operations since we do not engage in the businesses prohibited by the Volcker Rule. Unanticipated effect of the Volcker Rule’s provisions or future interpretations may have an adverse effect on our business or services provided to our bank by other financial institutions.

Safe and Sound Banking Practices.    Banks and bank holding companies are prohibited from engaging in unsafe and unsound banking practices. Bank regulators have broad authority to prohibit activities of bank holding companies and their subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and have considerable discretion in identifying what they deem to be unsafe and unsound practices. Regulators can assess civil money penalties for certain activities based upon finding unsafe and unsound conduct on a knowing and reckless basis, if those activities cause a substantial loss to a depository institution. The penalties can be as high as $1.0 million for each day the activity continues.

Consumer Financial Protection Bureau.    The Dodd-Frank Act established the CFPB, which has supervisory authority over depository institutions with total assets of $10 billion or greater with respect to a long list of statutes protecting the interests of consumers of financial services. The CFPB has to date focused its supervision and regulatory efforts on (i) risks to consumers and compliance with the federal consumer financial laws, when it evaluates the policies and practices of a financial institution; (ii) the markets in which firms operate and risks to consumers posed by activities in those markets; and (iii) depository institutions that offer a wide variety of consumer financial products and services.

Limits on Compensation.    The Federal Reserve, OCC and FDIC in 2010 issued comprehensive final guidance on incentive compensation policies for executive management of banks and bank holding companies. This guidance was intended to ensure that the incentive compensation policies of banking organizations do not undermine their safety and soundness by encouraging excessive risk-taking. The guidance implements seeks to assure that incentive compensation arrangements (i) provide incentives that do not encourage excessive risk-taking, (ii) are compatible with effective internal controls and risk management, and (iii) are supported by strong corporate governance, including oversight by the board of directors.

The Dodd-Frank Act.    The Dodd-Frank Act became law in 2010. It has already had a broad impact on the financial services industry, imposing significant regulatory and compliance changes. A significant volume of financial services regulations required by the Dodd-Frank Act have not yet been proposed, or if proposed, have not yet been finalized by banking regulators, making it difficult to predict the ultimate effect of the Dodd-Frank Act. The following discussion provides a brief summary of certain provisions of the Dodd-Frank Act that may have an effect on us.

The Dodd-Frank Act significantly reduces the ability of national banks to rely upon federal preemption of state consumer financial laws. Although the OCC, as the primary regulator of national banks, will have the ability to make preemption determinations where certain conditions are met, the broad rollback of federal preemption has the potential to create a patchwork of federal and state compliance obligations and enforcement. This could, in turn, result in significant new regulatory requirements applicable to us and certain of our lending activities, with potentially significant changes in our operations and increases in our compliance costs.

The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. Amendments to the FDIC Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s deposit insurance fund (“DIF”) will be calculated. The assessment base now consists of average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions could increase the FDIC deposit insurance premiums paid by us.

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

The Dodd-Frank Act may create risks of “secondary actor liability” for lenders that provide financing to entities offering financial products to consumers. We may incur compliance and other costs in connection with administration of credit extended to entities engaged in activities covered by the Dodd-Frank Act.

The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including ours. The Dodd-Frank Act (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers; (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials; (5) prohibits uninstructed broker votes on election of directors, executive compensation matters (including say on pay advisory votes), and other significant matters, and (6) requires disclosures regarding board leadership structure.

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

We make available, free of charge through our website, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Additionally, we have adopted and posted on our website a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The address for our website is www.texascapitalbank.com. Any amendments to, or waivers from, our code of ethics applicable to our executive officers will be posted on our website within four days of such amendment or waiver. We will provide a printed copy of any of the aforementioned documents to any requesting shareholder.

ITEM 1A. RISK	FACTORS

Our business is subject to risk. The following discussion, along with management’s discussion and analysis and our financial statements and footnotes, sets forth the most significant risks and uncertainties that we believe could adversely affect our business, financial condition or results of operations. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also have a material adverse effect on our business, financial condition or results of operations. There is no assurance that this discussion covers all potential risks that we face. The occurrence of the described risks could cause our results to differ materially from those described in our forward-looking statements included elsewhere in this report, and could have a material adverse impact on our business or results of operations.

Risk Factors Associated With Our Business

We must effectively manage our credit risk.    The risk of non-payment of loans is inherent in commercial banking. Increased credit risk may result from several factors, including adverse changes in economic and industry conditions, declines in the value of collateral and risks related to individual borrowers. We rely heavily on information provided by third parties when originating and monitoring loans. If this information is intentionally or negligently misrepresented and we do not detect such misrepresentations, the credit risk associated with the transaction may be increased. Although we attempt to manage our credit risk by carefully monitoring the concentration of our loans within specific loan categories and industries and through prudent loan approval and monitoring practices in all categories of our lending, we cannot assure you that our approval and monitoring procedures will reduce these lending risks. If our credit administration personnel, policies and procedures are not able to adequately adapt to changes in economic or other conditions that affect customers and the quality of the loan portfolio, we may incur increased losses that could adversely affect our financial results.

A significant portion of our assets consists of commercial loans.    We generally invest a greater proportion of our assets in commercial loans to business customers than other banking institutions of our size, and our business plan calls for continued efforts to increase our assets invested in these loans. At December 31, 2013, approximately 44% of our loan portfolio was comprised of commercial loans. Commercial loans may involve a higher degree of credit risk than other types of loans due, in part, to their larger average size, the effects of changing economic conditions on the businesses of our commercial loan customers, the dependence of borrowers on operating cash flow to service debt and our reliance upon collateral which may not be readily marketable. Due to the proportionate amount of these commercial loans in our portfolio, losses incurred on a relatively small number of commercial loans could have a materially adverse impact on our results of operations and financial condition.

A significant portion of our loans are secured by commercial and residential real estate.    At December 31, 2013, approximately 30% of our loan portfolio was comprised of loans with real estate as the primary component of collateral. Our real estate lending activities, and our exposure to fluctuations in real estate collateral values, are significant and expected to increase as our assets increase. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of real estate serving as collateral for our loans declines materially, a significant part of our loan portfolio could become under-collateralized and losses incurred upon borrower defaults would increase. Conditions in certain segments of the real estate industry, including homebuilding, lot development and mortgage lending, may have an effect on values of real estate pledged as collateral for our loans. The inability of purchasers of real estate, including residential real estate, to obtain financing may weaken the financial condition of our borrowers who are dependent on the sale or refinancing of property to repay their loans.

We must maintain an adequate allowance for loan losses.    Our experience in the banking industry indicates that some portion of our loans will become delinquent, and some may only be partially repaid or may never be repaid at all. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense each quarter, that is consistent with management’s assessment of the collectability of the loan portfolio in light of the amount of loans committed and outstanding and current economic conditions and market trends. When specific loan losses are identified, the amount of the expected loss is removed, or charged-off, from the allowance. Our methodology for establishing the adequacy of the allowance for loan losses depends on our subjective application of risk grades as indicators of each borrower’s ability to repay the loan.

If our assessment of future losses is inaccurate, or economic and market conditions or the borrower’s financial performance experience material unanticipated changes, the allowance may become inadequate, requiring larger provisions for loan losses that can materially decrease our earnings. Certain of our loans individually represent a significant percentage of our total allowance for loan losses. Adverse collection experience in a relatively small number of these loans could require an increase in the provision for loan losses. Federal regulators periodically review our allowance for loan losses and, based on their judgments, which may be different than ours, may require us to change classifications or grades of loans, increase the allowance for loan losses and recognize further loan charge-offs. Any increase in the allowance for loan losses or in the amount of loan charge-offs required by these regulatory agencies could have a negative effect on our results of operations and financial condition.

We must effectively manage our interest rate risk.    Our profitability is dependent to a large extent on our net interest income, which is the difference between the interest income paid to us on our loans and investments and the interest we pay to third parties such as our depositors, lenders and debtholders. Changes in interest rates can impact our profits and the fair values of certain of our assets and liabilities. Prolonged periods of unusually low interest rates may have an adverse effect on our earnings by reducing yields on loans and other earning assets. Increases in market interest rates may reduce our customers’ desire to borrow money from us or adversely affect their ability to repay their outstanding loans by increasing their debt service obligations through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to pay their loans is impaired by increasing interest payment obligations, our level of non-performing assets would increase, producing an adverse effect on operating results. Increases in interest rates can have a material impact on the volume of mortgage originations and refinancings, adversely affecting the profitability of our mortgage finance business. Interest rate risk can also result from mismatches between the dollar amounts of repricing or maturing assets and liabilities and from mismatches in the timing and rates at which our assets and liabilities reprice. We actively monitor and manage the balances of our maturing and repricing assets and liabilities to reduce the adverse impact of changes in interest rates, but there can be no assurance that we will be able to avoid material adverse effects on our net interest margin in all market conditions.

Federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed in 2011 by the Dodd-Frank Act. This change has had limited impact to date due to the excess of commercial liquidity and the very low rate environment in recent years. There can be no assurance that we will not be materially adversely affected in the future if economic activity increases and interest rates rise, which may result in our interest expense increasing, and our net interest margin decreasing, if we must offer interest on demand deposits to attract or retain customer deposits.

We must effectively execute our business strategy in order to continue our asset and earnings growth.    Our core strategy is to develop our business principally through organic growth. Our prospects for continued growth must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to realize significant growth. In order to execute our growth strategy successfully, we must, among other things:

•	continue to identify and expand into suitable markets and lines of business, in Texas, regionally and nationally;

•	develop new products and services and execute our full range of products and services more efficiently and effectively;

•	attract and retain qualified bankers in each of our targeted markets to build our customer base;

•	expand our loan portfolio while maintaining credit quality;

•	attract sufficient deposits and capital to fund our anticipated loan growth;

•	control expenses; and

•	maintain sufficient qualified staffing and infrastructure to support growth and compliance with increasing regulatory requirements.

Failure to effectively execute our business strategy could have a material adverse effect on our business, future prospects, financial condition or results of operations.

Our future profitability depends, to a significant extent, upon our middle market business customers.    Our future profitability depends, to a significant extent, upon revenue we receive from middle market business customers, and their ability to continue to meet their loan obligations. Adverse economic conditions or other factors affecting this market segment may have a greater adverse effect on us than on other financial institutions that have a more diversified customer base.

Our business is concentrated in Texas.    A substantial majority of our customers are located in Texas. As a result, our financial condition and results of operations may be strongly affected by any prolonged period of economic recession or other adverse business, economic or regulatory conditions affecting Texas businesses and financial institutions.

Our growth plans are dependent on the availability of capital and funding.    Our historical ability to raise capital through the sale of capital stock and debt securities may be affected by economic and market conditions or regulatory changes that are beyond our control. Adverse changes in our operating performance or financial condition could make raising additional capital difficult or more expensive or limit our access to customary sources of funding, including inter-bank borrowings, repurchase agreements and borrowings from the Federal Reserve Bank of Dallas or the Federal Home Loan Bank. We cannot offer assurance that capital will be available to us in the future, upon acceptable terms or at all. Our efforts to raise capital could require the issuance of securities at times and with maturities, conditions and rates that are disadvantageous, and which could have a dilutive impact on our current stockholders. Factors that could adversely affect our ability to raise additional capital include conditions in the capital markets, our financial performance, regulatory actions and general economic conditions. Increases in our cost of capital, including increased interest or dividend requirements, could have a direct adverse impact on our operating performance and our ability to achieve our growth objectives. Trust preferred securities are no longer a viable source of new long-term debt capital as a result of regulatory changes. The treatment of our existing trust preferred securities as capital may be subject to further regulatory change prior to their maturity, which could require the Company to seek additional capital.

We must effectively manage our liquidity risk.    Our bank requires available funds (liquidity) to meet its deposit, debt and other obligations as they come due as well as unexpected demands for cash payments. Our bank’s principal source of funding consists of customer deposits. A substantial majority of our bank’s liabilities consist of demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice. By comparison, a substantial portion of our assets are loans, most of which, excluding our mortgage finance loans, cannot be collected or sold in so short a time frame, creating the potential for an imbalance in the availability of liquid assets to satisfy depositors and loan funding requirements. We hold smaller balances of marketable securities than many of our competitors, limiting our ability to increase our liquidity by completing market sales of these assets. An inability to raise funds through deposits, borrowings, the sale of securities and loans and other sources, including our access to capital market transactions, could have a substantial negative effect on our bank’s liquidity. We actively manage our available sources of funds to meet our expected needs under normal and financially stressed conditions, but there is no assurance that our bank will be able to meet funding commitments to borrowers and replace maturing deposits and advances as necessary under all possible circumstances. Our bank’s ability to obtain funding could be impaired by factors beyond its control, such as disruptions in financial markets, negative expectations regarding the financial services industry generally or in our markets or negative perceptions of our bank.

Our bank sources a significant volume of its demand deposits from financial services companies and other commercial sources, resulting in a smaller number of larger deposits than would be typical of other banks in our markets. In recent periods over half of our total deposits have been attributable to customers whose balances exceed the $250,000 FDIC insurance limit. Many of these customers actively monitor our financial condition and results of operations and could withdraw their deposits quickly upon the occurrence of a material adverse development affecting our bank. One potential source of liquidity for our bank consists of “brokered deposits” arranged by brokers acting as intermediaries, typically larger money-center financial institutions. We have significant balances of other deposits defined for regulatory purposes to be brokered deposits, including deposits provided by certain of our customers in connection with our delivery of other financial services to them or their customers. If we do not maintain our regulatory capital above the level required to be well capitalized FDIC consent would be required for us to continue to obtain deposits classified as brokered deposits. Our non-traditional deposits are subject to greater operational and reputational risk of unexpected withdrawal than traditional demand and time deposits, particularly those provided by consumers. See Management’s Discussion and Analysis of Financial Condition and Results of Operations below for further discussion of our liquidity.

We must be effective in developing and executing new lines of business and new products and services while managing associated risks.    Our business strategy requires that we develop and grow new lines of business and offer new products and services within existing lines of business in order to compete successfully and realize our growth objectives. Substantial costs, risks and uncertainties are associated with these efforts, particularly in instances where the markets are not fully developed. Developing and marketing new activities requires that we invest significant time and resources before revenues and profits can be realized. Timetables for the development and launch of new activities may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also adversely impact the successful execution of new activities. New activities necessarily entail additional risks and may present additional risks to the effectiveness of our system of internal controls. All service offerings, including current offerings and new activities, may become more risky due to changes in economic, competitive and market conditions beyond our control. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

We must continue to attract and retain key personnel.    Our success depends to a significant extent upon our ability to attract and retain experienced bankers in each of our markets. Competition for the best people in our industry can be intense, and there is no assurance that we will continue to have the same level of success in this effort that has supported our historical results. Factors that affect our ability to attract and retain key employees include our compensation and benefits programs, our profitability and our reputation for rewarding and promoting qualified employees. The cost of employee compensation is a significant portion of our operating expenses and can materially impact our results of operations. The unanticipated loss of the services of key personnel could have an adverse effect on our business. Although we have entered into employment agreements with certain key employees, we cannot assure you that we will be successful in retaining them.

Our business faces unpredictable economic and business conditions.    Our business is directly impacted by general economic and business conditions in the United States and abroad. The credit quality of our loan portfolio necessarily reflects, among other things, the general economic conditions in the areas in which we conduct our business. Our continued financial success can be affected by other factors that are beyond our control, including:

•	national, regional and local economic conditions;

•	general economic consequences of international conditions, such as weakness in European sovereign debt and the impact of that weakness on the US and global economies;

•	legislative and regulatory changes impacting our industry;

•	the financial health of our customers and economic conditions affecting them and the value of our collateral, including changes in the price of energy and other commodities;

•	the incidence of fraud, illegal payments, security breaches and other illegal acts among or impacting our bank and our customers;

•	structural changes in the markets for origination, sale and servicing of residential mortgages;

•	changes in governmental economic and regulatory policies generally, including the extent and timing of intervention in credit markets by the Federal Reserve Board or withdrawal from that intervention;

•	changes in the availability of liquidity at a systemic level; and

•	material inflation or deflation.

Substantial deterioration in any of the foregoing conditions, including continuation of weak economic recovery and employment growth in recent years, can have a material adverse effect on our prospects and our results of operations and financial condition. There is no assurance that we will be able to sustain our historical rate of growth or our profitability. Our bank’s customer base is primarily commercial in nature, and our bank does not have a significant retail branch network or retail consumer deposit base. In periods of economic downturn, business and commercial deposits may be more volatile than traditional retail consumer deposits. As a result, our financial condition and results of operations could be adversely affected to a greater degree by these uncertainties than our competitors who have a larger retail customer base.

We compete with many larger banks and other financial service providers.    Competition among providers of financial services in our markets, in Texas, regionally and nationally, is intense. We compete with other financial and bank holding companies, state and national commercial banks, savings and loan associations, consumer finance companies, credit unions, securities brokerages, insurance companies, mortgage banking companies, money market mutual funds, asset-based non-bank lenders, government sponsored or subsidized lenders and other financial services providers. Many of these competitors have substantially greater financial resources, lending limits and larger branch networks than we do, and are able to offer a broader range of products and services than we can, including systems and services that could protect customers from cyber threats. We are increasingly faced with competition in many of our products and services by non-bank providers who may have competitive advantages of size, access to potential customers and fewer regulatory requirements. Failure to compete effectively for deposit, loan and other banking customers in our markets could cause us to lose market share, slow our growth rate or suffer adverse effects on our financial condition and results of operations.

Our accounting estimates and risk management processes rely on management judgment, which may be supported by analytical and forecasting models.    The processes we use to estimate probable credit losses for purposes of establishing the allowance for loan losses and to measure the fair value of financial instruments, as well as the processes we use to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon management’s judgment. Management’s judgment and the data relied upon by management may be based on assumptions that prove to be inaccurate, particularly in times of market stress or other unforeseen circumstances. Even if the relevant factual assumptions are accurate, our decisions may prove to be inadequate or inaccurate because of other flaws in the design or use of analytical tools used by management. Any such failures in our processes for producing accounting estimates and managing risks could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on funds obtained from capital transactions or from our bank to fund our obligations.    We are a financial holding company engaged in the business of managing, controlling and operating our bank. We conduct no material business or other activity at the parent company level other than activities incidental to holding equity and debt investments in our bank. As a result, we rely on the proceeds of capital transactions and payments of interest and principal on loans made to our bank to pay our operating expenses, to satisfy our obligations to debtholders and to pay dividends on our preferred stock. We may in the future rely on dividends from our bank to satisfy all or part of our parent company financial obligations. Our bank’s ability to pay dividends may be limited. The profitability of our bank is subject to fluctuation based upon, among other things, the cost and availability of funds, changes in interest rates and economic conditions in general. Our bank’s ability to pay dividends to us is subject to regulatory limitations that can, under certain adverse circumstances, prohibit the payment of dividends to us by our bank. Our right to participate in any distribution from the sale or liquidation of our bank is subject to the prior claims of our bank’s creditors. If we are unable to access funds from capital transactions or our bank we may be unable to satisfy our obligations to creditors or debtholders or pay dividends on our preferred stock.

We must effectively manage our counterparty risk.    Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. Our bank has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose our bank to credit risk in the event of a default by a counterparty or client. In addition, our bank’s credit risk may be increased when the collateral it is entitled to cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of its credit or derivative exposure. Any such losses could have a material adverse effect on our business, financial condition and results of operations.

We must effectively manage our information systems risk.    We rely heavily on our communications and information systems to conduct our business. The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. Our ability to compete successfully depends in part upon our ability to use technology to provide products and services that will satisfy customer demands. Many of the Company’s competitors invest substantially greater resources in technological improvements than we do. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers, which may negatively affect our business, results of operations or financial condition.

Our communications and information systems remain vulnerable to unexpected disruptions and failures. Any failure or interruption of these systems could impair our ability to serve our customers and to operate our business and could damage our reputation, result in a loss of business, subject us to additional regulatory scrutiny or enforcement or expose us to civil litigation and possible financial liability. While we have developed extensive recovery plans, we cannot assure that those plans will be effective to prevent adverse effects upon us and our customers resulting from system failures.

We collect and store sensitive data, including personally identifiable information of our customers and employees. Computer break-ins of our systems or our customers’ systems, thefts of data and other breaches and criminal activity may result in significant costs to respond, liability for customer losses if we are at fault, damage to our customer relationships, regulatory scrutiny and enforcement and loss of future business opportunities due to reputational damage. Although we, with the help of third-party service providers, will continue to implement security technology and establish operational procedures to protect sensitive data, there can be no assurance that these measures will be effective. We advise and provide training to our customers regarding protection of their systems, but there is no assurance that our advice and training will be appropriately acted upon by our customers or effective to prevent losses. In some cases we may elect to contribute to the cost of responding to cybercrime against our customers, even when we are not at fault, in order to maintain valuable customer relationships.

Our operations rely on external vendors.    We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations, particularly in the areas of operations, treasury management systems, information technology and security, exposing us to the risk that these vendors will not perform as required by our agreements. An external vendor’s failure to perform in accordance with our agreement could be disruptive to our operations, which could have a material adverse impact on our business, financial condition and results of operations.

Our business is susceptible to fraud.    Our business exposes us to fraud risk from our loan and deposit customers and the parties they do business with. We rely on financial and other data which could turn out to be fraudulent in accepting new customers, executing their financial transactions and making and purchasing loans and other financial assets. In times of increased economic stress we are at increased risk of fraud losses. We believe we have underwriting and operational controls in place to prevent or detect such fraud, but we cannot provide assurance that these controls will be effective in detecting fraud or that we will not suffer fraud costs or losses at levels that adversely affect our financial results or reputation. Our lending customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans.

We are subject to extensive government regulation and supervision.    We, as a bank holding company and financial holding company, and our bank as a national bank, are subject to extensive federal and state regulation and supervision that impacts our business on a daily basis. See the discussion above at Business—Regulation and Supervision. These regulations affect our lending practices, permissible products and services and their terms and conditions, customer relationships, capital structure, investment practices, accounting, financial reporting, operations and our ability to grow, among other things. These regulations also impose obligations to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identities of our customers.

Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Recent material changes in regulation and requirements imposed on financial institutions, such as the Dodd-Frank Act and the Basel III Accord, result in additional costs, impose more stringent capital, liquidity and leverage requirements, limit the types of financial services and products we may offer and increase the ability of non-bank financial services providers to offer competing financial services and products, among other things. The Dodd-Frank Act has not yet been fully implemented and there are many additional regulations that have not been proposed, or if proposed, have not been adopted. The full impact of the Dodd-Frank Act on our business strategies is unknown at this time and cannot be predicted.

We receive inquiries from our regulators from time to time regarding, among other things, lending practices, reserve methodology, interest rate and operational risk management, regulatory and financial accounting practices and policies and related matters, which can divert management’s time and attention from focusing on our business. Because our assets now exceed $10 billion we are subject to additional regulatory requirements and have increased the amount of management time and expense devoted to developing the infrastructure to support our compliance. Commencing in 2014 we are required to conduct enhanced stress testing to evaluate the adequacy of our capital and liquidity planning. Uncertainties regarding the conditions and risk factors that will be required to be included in stress tests and how the financial models of our business will respond subject us to risk as this new activity is implemented. Any change to our practices or policies requested or required by our regulators, or any changes in interpretation of regulatory policy applicable to our businesses, may have a material adverse effect on our business, results of operations or financial condition.

We expend substantial effort and incur costs to continually improve our systems, controls, accounting, operations, information security, compliance, audit effectiveness, analytical capabilities, staffing and training in order to satisfy regulatory requirements. We cannot offer assurance that these efforts will satisfy applicable legal and regulatory requirements. Failure to comply with relevant laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

The FDIC has imposed higher general and special assessments on deposits or assets based on general industry conditions and as a result of changes in specific programs, and there is no restriction on the amount by which the FDIC may increase deposit and asset assessments in the future. Increases in FDIC assessments, fees or taxes could affect our earnings. Reports from the Public Company Accounting Oversight Board’s (“PCAOB”) inspections of public accounting firms continue to outline findings and recommendations which could require these firms to perform additional work as part of their financial statement audits, increasing our audit and internal audit costs to respond to these added requirements and exposure to adverse findings by the PCAOB of the work performed. As a result, we have experienced, and may continue to experience, greater internal and external compliance and audit costs to comply with these changes that could adversely affect our results of operations.

We must maintain adequate regulatory capital to support our business objectives.    Under regulatory capital adequacy guidelines and other regulatory requirements, we must satisfy capital requirements based upon quantitative measures of assets, liabilities and certain off-balance sheet items. Our satisfaction of these requirements is subject to qualitative judgments by regulators that may differ materially from management’s and that are subject to being determined retroactively for prior periods. Our ability to maintain our status as a financial holding company to continue to operate our bank as we have in recent periods is dependent upon a number of factors, including our bank qualifying as “well capitalized” and “well managed” under applicable prompt corrective action regulations and upon our company qualifying on an ongoing basis as “well capitalized” and “well managed” under applicable Federal Reserve regulations.

Failure to meet regulatory capital standards could have a material adverse effect on our business, including damaging the confidence of customers in us, adversely impacting our competitive position, limiting our ability to use brokered deposits, limiting our access to capital markets transactions, limiting our ability to pursue new activities and resulting in higher FDIC assessments on deposits or assets. Were we to fall below guidelines for being deemed “adequately capitalized” the OCC or Federal Reserve could impose further restrictions and requirements in order to effect “prompt corrective action.” The capital requirements applicable to us are in a process of continuous evaluation and revision in connection with Basel III and the requirements of the Dodd-Frank Act. We cannot predict the final form, or the effects, of these regulations on our business, but among the possible effects are requirements that we slow our rate of growth or obtain additional capital which could reduce our earnings or dilute our existing stockholders.

We are subject to environmental liability risk associated with lending activities.    A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. There is a risk that hazardous or toxic substances could be found on these properties, and that we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value by limiting our ability to use or sell it. Although we have policies and procedures requiring environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations. Future laws or regulations or more stringent interpretations or enforcement policies with respect to existing laws and regulations may increase our exposure to environmental liability.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.    Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Hurricanes have caused extensive flooding and destruction along the coastal areas of Texas, including communities where we conduct business. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

We are subject to claims and litigation in the ordinary course of our business, including claims that may not be covered by our insurers.    Customers and other parties we engage with assert claims and take legal action against us on a regular basis and we regularly take legal action to collect unpaid borrower obligations, realize on collateral and assert our rights in commercial and other contexts. These actions frequently result in counter-claims against us. Litigation arises in a variety of contexts, including lending activities, employment practices, commercial agreements, fiduciary responsibility related to our wealth management services, intellectual property rights and other general business matters.

Claims and legal actions may result in significant legal costs to defend us or assert our rights and reputational damage that adversely affects existing and future customer relationships. If claims and legal actions are not resolved in a manner favorable to us we may suffer significant financial liability adverse effects upon our reputation, which could have a material adverse effect on our business, financial condition and results of operations. See Legal Proceedings below for additional disclosures regarding legal proceedings.

We purchase insurance coverage to mitigate a wide range of operating risks, including general liability, errors and omissions, professional liability, business interruption, cyber-crime and property loss, for events that may be materially detrimental to our bank or customers. There is no assurance that our insurance will be adequate to protect us against material losses in excess of our coverage limits or that insurers will perform their obligations under our policies without attempting to limit or exclude coverage. We could be required to pursue legal actions against insurers to obtain payment of amounts we are owed, and there is no assurance that such actions, if pursued, would be successful.

Our controls and procedures may fail or be circumvented.    Management regularly reviews and updates our internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to Our Securities

Our stock price can be volatile. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry, including regulatory actions against other financial institutions;

•	perceptions in the marketplace regarding us and/or our competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	changes in government regulations and interpretation of those regulations, changes in our practices requested or required by regulators and changes in regulatory enforcement focus; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results as evidenced by the current volatility and disruption of capital and credit markets.

The trading volume in our common stock is less than that of other larger financial services companies.    Although our common stock is traded on the Nasdaq Global Select Market, the trading volume in our common stock is less than that of other larger financial services companies. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall. In addition, a substantial majority of common stock outstanding is held by institutional shareholders, and trading activity involving large positions may increase volatility of the stock price. Concentration of ownership by institutional investors and inability to execute trades covering large numbers of shares can increase volatility of stock price. Changes in general economic outlook or perspectives on our business or prospects by our institutional investors, whether factual or speculative, can have a major impact on our stock price.

Our preferred stock is thinly traded.    There is only a limited trading volume in our preferred stock due to the small size of the issue and its largely institutional holder base. Significant sales of our preferred stock, or the expectation of these sales, could cause the price of the preferred stock to fall substantially.

An investment in our securities is not an insured deposit.    Our common stock, preferred stock and indebtedness are not bank deposits and, therefore, are not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of securities of any company. As a result, if you acquire our common stock, preferred stock or indebtedness, you may lose some or all of your investment.

The holders of our indebtedness and preferred stock have rights that are senior to those of our common shareholders.    As of December 31, 2013, we had $111.0 million in subordinated notes and $113.4 million in junior subordinated notes outstanding that are held by statutory trusts which issued trust preferred securities to investors. Our bank issued subordinated notes in an aggregate principal amount of $175.0 million on January 31, 2014. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid by each trust, provided the trust has funds available for such obligations.

Our subordinated notes and junior subordinated notes are senior to our shares of preferred stock and common stock in right of payment of dividends and other distributions. We must be current on interest and principal payments on our indebtedness before any dividends can be paid on our preferred stock or our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our indebtedness must be satisfied before any distributions can be made to our preferred or common shareholders. If certain conditions are met, we have the right to defer interest payments on the junior subordinated debentures (and the related trust preferred securities) at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period, during which time no dividends may be paid to holders of our preferred stock or common stock. Because our bank’s subordinated notes issued in January 2014 are obligations of the bank, the would in any sale or liquidation of our bank receive payment before any amounts would be payable to holders of our common stock, preferred stock or subordinated notes.

At December 31, 2013, we had issued and outstanding 6 million shares of our 6.50% Non-Cumulative Perpetual Preferred Stock, Series, A, having an aggregate liquidation preference of $150.0 million. Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. We must be current on dividends payable to holders of preferred stock before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common shareholders.

We do not currently pay dividends on our common stock.    We have not paid dividends on our common stock and we do not expect to do so for the foreseeable future. Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of our bank to pay dividends to us is limited by its obligation to maintain sufficient capital and by other regulatory restrictions as discussed above at We are dependent on funds obtained from capital transactions or from our bank to fund our obligations.

Restrictions on Ownership.    The ability of a third party to acquire us is limited under applicable U.S. banking laws and regulations. The Bank Holding Company Act of 1956, as amended (the “BHCA”), requires any bank holding company (as defined therein) to obtain the approval of the Board of Governors of the Federal Reserve System (“Federal Reserve”) prior to acquiring, directly or indirectly, more than 5% of our outstanding Common Stock. Any “company” (as defined in the BHCA) other than a bank holding company would be required to obtain Federal Reserve approval before acquiring “control” of us. “Control” generally means (i) the ownership or control of 25% or more of a class of voting securities, (ii) the ability to elect a majority of the directors or (iii) the ability otherwise to exercise a controlling influence over management and policies. A holder of 25% or more of our outstanding Common Stock, other than an individual, is subject to regulation and supervision as a bank holding company under the BHCA. In addition, under the Change in Bank Control Act of 1978, as amended, and the Federal Reserve’s regulations thereunder, any person, either individually or acting through or in concert with one or more persons, is required to provide notice to the Federal Reserve prior to acquiring, directly or indirectly, 10% or more of our outstanding common stock.

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

Limitations on payment of subordinated notes.    Under the Federal Deposit Insurance Act (“FDIA”), “critically undercapitalized” banks may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt (subject to certain limited exceptions). In addition, under Section 18(i) of the FDIA, our bank is required to obtain the advance consent of the FDIC to retire any part of its subordinated notes. Under the FDIA, a bank may not pay interest on its subordinated notes if such interest is required to be paid only out of net profits, or distribute any of its capital assets, while it remains in default on any assessment due to the FDIC.

Our bank’s subordinated indebtedness is unsecured and subordinate and junior in right of payment to the bank’s obligations to its depositors, its obligations under banker’s acceptances and letters of credit, its obligations to any Federal Reserve Bank, certain obligations to the FDIC, and its obligations to its other creditors, whether now outstanding or hereafter incurred, except any obligations which expressly rank on a parity with or junior to the notes, including subordinated notes payable to the Company.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2013, we conducted business at thirteen full service banking locations and one operations center. Our operations center houses our loan and deposit operations and the customer service call center. We lease the space in which our banking centers and the operations call center are located. These leases expire between July 2019 and September 2024, not including any renewal options that may be available.

The following table sets forth the location of our executive offices, operations center and each of our banking centers.

Type of Location	Address
Executive offices, banking location	2000 McKinney Avenue
Banking Center — Suite 190 Executive Offices — Suite 700
Dallas, Texas 75201

Operations center, banking location	2350 Lakeside Drive Banking Center — Suite 105
Operations Center — Suite 800
Richardson, Texas 75082

Banking location	14131 Midway Road
Suite 100
Addison, Texas 75001

Banking location	5910 North Central Expressway
Suite 150
Dallas, Texas 75206

Banking location	5800 Granite Parkway
Suite 150
Plano, Texas 75024

Executive offices	500 Throckmorton
Suite 300
Fort Worth, Texas 76102

Banking location	570 Throckmorton
Fort Worth, Texas 76102

Executive offices, banking location	98 San Jacinto Boulevard Banking center — Suite 150 Executive offices — Suite 200
Austin, Texas 78701

Banking location	3818 Bee Caves Road
Austin, Texas 78746

Banking location	One Chisholm Trail Suite 225
Round Rock, Texas 78681

Executive offices, banking location	745 East Mulberry Street
Banking center — Suite 150 Executive offices — Suite 350
San Antonio, Texas 78212

Banking location	7373 Broadway
Suite 100
San Antonio, Texas 78209

Executive offices, banking location	One Riverway
Banking center — Suite 150 Executive offices — Suite 2100
Houston, Texas 77056

Banking location	Westway II
4424 West Sam Houston Parkway N.
Suite 170
Houston, TX 77041

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to various claims and legal actions that may arise in the course of conducting its business. Management does not expect the disposition of any of these matters to have a material adverse impact on the Company’s financial statements or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol “TCBI”. On February 20, 2014, there were approximately 238 holders of record of our common stock.

No cash dividends have ever been paid by us on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our principal source of funds to pay cash dividends on our common stock would be cash dividends from our bank. The payment of dividends by our bank is subject to certain restrictions imposed by federal banking laws, regulations and authorities.

The following table presents the range of high and low bid prices reported on The Nasdaq Global Select Market for each of the four quarters of 2012 and 2013.

	Price Per Share
Quarter Ended	High	Low
March 31, 2012	$36.61	$30.57
June 30, 2012	42.08	32.55
September 30, 2012	49.96	39.50
December 31, 2012	52.17	41.50
March 31, 2013	$47.39	$39.87
June 30, 2013	45.22	36.75
September 30, 2013	50.15	43.43
December 31, 2013	62.25	44.53

Equity Compensation Plan Information

The following table presents certain information regarding our equity compensation plans as of December 31, 2013.

Plan category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	592,751	$28.69	262,315
Equity compensation plans not approvedby security holders	—	—	—

Total	592,751	$28.69	262,315

Stock Performance Graph

The following table and graph sets forth the cumulative total stockholder return for the Company’s common stock for the five-year period ending on December 31, 2013, compared to an overall stock market index (Russell 2000 Index) and the Company’s peer group index (Nasdaq Bank Index). The Russell 2000 Index and Nasdaq Bank Index are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2008. The performance graph represents past performance and should not be considered to be an indication of future performance.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Texas Capital
Bancshares, Inc.	$100.00	$104.49	$159.73	$229.12	$335.48	$465.57
Russell 2000
Index RTY	100.00	124.38	155.54	147.52	169.17	231.17
Nasdaq Bank
Index CBNK	100.00	80.70	89.71	78.82	91.45	126.15

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	At or For the Year Ended December 31
	2013	2012	2011	2010	2009
	(In thousands, except per share, average share and percentage data)
Consolidated Operating Data(1)
Interest income	$444,625	$398,457	$321,600	$279,810	$243,153
Interest expense	25,112	21,578	18,663	38,136	46,462

Net interest income	419,513	376,879	302,937	241,674	196,691
Provision for credit losses	19,000	11,500	28,500	53,500	43,500

Net interest income after provision for credit losses	400,513	365,379	274,437	188,174	153,191
Non-interest income	44,024	43,040	32,232	32,263	29,260
Non-interest expense	256,734	219,844	188,201	163,488	145,542

Income from continuing operations before income taxes	187,803	188,575	118,468	56,949	36,909
Income tax expense	66,757	67,866	42,366	19,626	12,522

Income from continuing operations	121,046	120,709	76,102	37,323	24,387
Income (loss) from discontinued operations (after-tax)	5	(37)	(126)	(136)	(235)

Net income	121,051	120,672	75,976	37,187	24,152
Preferred stock dividends	7,394	—	—	—	5,383

Net income available to common shareholders	$113,657	$120,672	$75,976	$37,187	$18,769

Consolidated Balance Sheet Data(1)
Total assets(2)	$11,714,397	$10,540,542	$8,137,225	$6,445,679	$5,698,318
Loans held for investment	8,486,309	6,785,535	5,572,371	4,711,330	4,457,293
Loans held for investment, mortgage finance loans	2,784,265	3,175,272	2,080,081	1,194,209	693,504
Securities available-for-sale	63,214	100,195	143,710	185,424	266,128
Demand deposits	3,347,567	2,535,375	1,751,944	1,451,307	899,492
Total deposits	9,257,379	7,440,804	5,556,257	5,455,401	4,120,725
Federal funds purchased	148,650	273,179	412,249	283,781	580,519
Other borrowings	876,980	1,673,982	1,355,867	14,106	376,510
Subordinated notes	111,000	111,000	—	—	—
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406	113,406
Stockholders’ equity	1,096,350	836,242	616,331	528,319	481,360

	At or For the Year Ended December 31
	2013	2012	2011	2010	2009
	(In thousands, except per share, average share and percentage data)
Other Financial Data
Income per share
Basic
Income from continuing operations	$2.78	$3.09	$2.04	$1.02	$0.56
Net income	2.78	3.09	2.03	1.02	0.55
Diluted
Income from continuing operations	$2.72	$3.01	$1.99	$1.00	$0.56
Net income	2.72	3.00	1.98	1.00	0.55
Tangible book value per share(3)	22.50	19.96	15.69	13.89	12.96
Book value per share(3)	23.02	20.45	16.24	14.15	13.23
Weighted average shares
Basic	40,864,225	39,046,340	37,334,743	36,627,329	34,113,285
Diluted	41,779,881	40,165,847	38,333,077	37,346,028	34,410,454
Selected Financial Ratios
Performance Ratios
Net interest margin	4.22%	4.41%	4.68%	4.28%	3.89%
Return on average assets	1.17%	1.35%	1.12%	0.63%	0.46%
Return on average equity	12.82%	16.93%	13.39%	7.23%	5.15%
Efficiency ratio	55.39%	52.35%	56.15%	59.68%	64.41%
Non-interest expense to average earning assets	2.58%	2.57%	2.90%	2.88%	2.87%
Asset Quality Ratios
Net charge-offs (recoveries) to average loans	0.05%	0.07%	0.47%	0.95%	0.41%
Net charge-offs (recoveries) to average loans excluding mortgage finance loans(5)	0.07%	0.10%	0.58%	1.14%	0.46%
Reserve for loan losses to loans	0.78%	0.75%	0.92%	1.21%	1.32%
Reserve for loan losses to loans excluding mortgage finance loans(5)	1.03%	1.10%	1.26%	1.52%	1.52%
Reserve for loan losses to non-accrual loans	2.7x	1.3x	1.3x	.6x	.7x
Non-accrual loans to loans	0.29%	0.56%	0.71%	1.90%	1.86%
Non-accrual loans to loans excluding mortgage finance loans(5)	0.38%	0.82%	0.98%	2.38%	2.15%
Total NPAs to loans plus OREO	0.33%	0.72%	1.17%	2.60%	2.38%
Total NPAs to loans excluding mortgage finance loans plus OREO(5)	0.44%	1.06%	1.61%	3.26%	2.74%
Capital and Liquidity Ratios
Total capital ratio(4)	10.73%	9.97%	9.25%	11.83%	11.98%
Tier 1 capital ratio(4)	9.15%	8.27%	8.38%	10.58%	10.73%
Tier 1 leverage ratio	10.87%	9.41%	8.78%	9.36%	10.54%
Average equity/average assets	9.68%	7.95%	8.33%	8.67%	8.91%
Tangible common equity/total tangible assets(3)	7.87%	7.73%	7.29%	7.98%	8.18%
Average net loans/average deposits	116.25%	129.97%	115.68%	105.50%	128.43%

(1)	The consolidated statement of operating data and consolidated balance sheet data presented above for the five most recent fiscal years ended December 31, have been derived from our audited consolidated financial statements. The historical results are not necessarily indicative of the results to be expected in any future period.

(2)	From continuing operations.

(3)	Excludes unrealized gains/losses on securities.

(4)	In response to FFIEC Call Report instructions issued in early April 2013, we began using a 100% risk weight for the mortgage finance loans with our March 31, 2013 Form 10-Q. We were required to amend our 2012 and 2011 Call Reports for this change in risk weighting, as well as the previously reported risk-weighted capital ratios for December 31, 2012 and 2011. We were not required to amend the ratios for December 31, 2010 or 2009.

(5)	Mortgage finance loans were previously classified as loans held for sale but have been reclassified as loans held for investment as described in Note 1 – Operations and Summary of Significant Accounting Policies. The indicated ratios are presented excluding the mortgage finance loans because the risk profile of our mortgage finance loans is different than our other loans held for investment. No provision is allocated to these loans based on the internal risk grade assigned.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following:

•	Deterioration of the credit quality of our loan portfolio, increased default rates and loan losses or adverse changes in the industry concentrations of our loan portfolio.

•	Developments adversely affecting our commercial, entrepreneur and professional customers.

•	Changes in the value of commercial and residential real estate securing our loans or in the demand for credit to support the purchase and ownership of such assets.

•	The failure of assumptions supporting our allowance for loan losses causing it to become inadequate as loan quality decreases and losses and charge-offs increase.

•	A failure to effectively manage our interest rate risk resulting from unexpectedly large or sudden changes in interest rates or rate or maturity imbalances in our assets and liabilities.

•	Failure to execute our business strategy, including any inability to expand into new markets and lines of business in Texas, regionally and nationally.

•	Loss of access to capital market transactions and other sources of funding, or a failure to effectively balance our funding sources with cash demands by depositors and borrowers.

•

Failure to successfully develop and launch new lines of business and new products and services within the expected time frames and budgets, or failure to anticipate and appropriately manage the associated risks.

•	The failure to attract and retain key personnel or the loss of key individuals or groups of employees.

•	Changes in the U.S. economy in general or the Texas economy specifically resulting in deterioration of credit quality or reduced demand for credit or other financial services we offer.

•	Legislative and regulatory changes imposing further restrictions and costs on our business, a failure to remain well capitalized or regulatory enforcement actions against us.

•	An increase in the incidence or severity of fraud, illegal payments, security breaches and other illegal acts impacting our bank and our customers.

•	Structural changes in the markets for origination, sale and servicing of residential mortgages.

•	Increased or more effective competition from banks and other financial service providers in our markets.

•	Material failures of our accounting estimates and risk management processes based on management judgment, or the supporting analytical and forecasting models.

•	Unavailability of funds obtained from capital transactions or from our bank to fund our obligations.

•	Failures of counterparties or third party vendors to perform their obligations.

•	Failures or breaches of our information systems that are not effectively managed.

•	Severe weather, natural disasters, acts of war or terrorism and other external events.

•	Incurrence of material costs and liabilities associated with claims and litigation.

•	Failure of our risk management strategies and procedures, including failure or circumvention of our controls.

Actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed elsewhere in this report or disclosed in our other SEC filings. Forward-looking statements included herein should not be relied upon as representing our expectations or beliefs as of any date subsequent to the date of this prospectus supplement. Except as required by law, we undertake no obligation to revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. The factors discussed herein are not intended to be a complete summary of all risks and uncertainties that may affect our businesses. Though we strive to monitor and mitigate risk, we cannot anticipate all potential economic, operational and financial developments that may adversely impact our operations and our financial results. Forward-looking statements should not be viewed as predictions and should not be the primary basis upon which investors evaluate an investment in our securities.

Overview of Our Business Operations

We commenced our banking operations in December 1998. An important aspect of our growth strategy has been our ability to service and effectively manage a large number of loans and deposit accounts in multiple markets in Texas. Accordingly, we have created an operations infrastructure sufficient to support state-wide lending and banking operations that we continue to build out as needed to serve a larger customer base and specialized industries.

The following discussion and analysis presents the significant factors affecting our financial condition as of December 31, 2013 and 2012 and results of operations for each of the three years in the periods ended December 31, 2013, 2012 and 2011. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing later in this report.

Except as otherwise noted, all amounts and disclosures throughout this document reflect continuing operations. See Part I, Item 1 herein for a discussion of discontinued operations and at Note 19 – Discontinued Operations.

Year ended December 31, 2013 compared to year ended December 31, 2012

We reported net income of $121.0 million and net income available to common shareholders of $113.7 million, or $2.72 per diluted common share, for the year ended December 31, 2013, compared to net income and net income available to common shareholders of $120.7 million, or $3.01 per diluted common share, for the same period in 2012. Return on average equity was 12.82% and return on average assets was 1.17% for the year ended December 31, 2013, compared to 16.93% and 1.35%, respectively, for the same period in 2012.

Net income increased $337,000 for the year ended December 31, 2013 compared to 2012. The $337,000 increase was primarily the result of a $42.6 million increase in net interest income, a $984,000 increase in non-interest income and a $1.1 million decrease in income tax expense, offset by a $7.5 million increase in the provision for credit losses and a $36.9 million increase in non-interest expense.

Details of the changes in the various components of net income are further discussed below.

Year ended December 31, 2012 compared to year ended December 31, 2011

We reported net income of $120.7 million, or $3.01 per diluted common share, for the year ended December 31, 2012, compared to $76.1 million, or $1.99 per diluted common share, for the same period of 2011. Return on average equity was 16.93% and return on average assets was 1.35% for the year ended December 31, 2012, compared to 13.39% and 1.12%, respectively, for the same period of 2011.

Net income increased $44.6 million, or 59%, for the year ended December 31, 2012 compared to the same period of 2011. The $44.6 million increase was primarily the result of a $73.9 million increase in net interest income, a $17 million decrease in the provision for credit losses and a $10.8 million increase in non-interest income, offset by a $31.6 million increase in non-interest expense and a $25.5 million increase in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income was $419.5 million for the year ended December 31, 2013 compared to $376.9 million for the same period of 2012. The increase in net interest income was primarily due to an increase of $1.4 billion in average earning assets as compared to the same period of 2012. The increase in average earning assets from 2012 included a $1.4 billion increase in average net loans offset by a $40.2 million decrease in average securities. For the year ended December 31, 2013, average net loans and securities represented 98% and 1%, respectively, of average earning assets compared to 98% and 1%, respectively, in 2012.

Average interest bearing liabilities for the year ended December 31, 2013 increased $95.6 million from the year ended December 31, 2012, which included a $947.9 million increase in interest bearing deposits, a $932.4 million decrease in other borrowings and an $80.1 million increase in subordinated notes. For the same periods, the average balance of demand deposits increased to $3.0 billion from $2.0 billion. The average cost of interest bearing liabilities increased from 0.35% for the year ended December 31, 2012 to 0.40% in 2013 related to the subordinated notes issued in the third quarter of 2012.

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

Volume/Rate Analysis

	Years Ended December 31,
	2013/2012			2012/2011
	Net Change	Change Due To(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate		Volume	Yield/Rate
Interest income:
Securities(2)	$(1,845)	$(1,780)	$(65)	$(1,912)	$(1,788)	$(124)
Loans held for investment, mortgage finance loans	(5,411)	1,765	(7,176)	39,335	48,450	(9,115)
Loans held for investment	53,177	64,598	(11,421)	39,460	56,178	(16,718)
Federal funds sold	52	49	3	(24)	(18)	(6)
Deposits in other banks	23	96	(73)	(144)	(152)	8

Total	45,996	64,728	(18,732)	76,715	102,670	(25,955)
Interest expense:
Transaction deposits	(165)	172	(337)	634	180	454
Savings deposits	1,857	3,110	(1,253)	877	1,178	(301)
Time deposits	(1,146)	(698)	(448)	(2,456)	(296)	(2,160)
Deposits in foreign branches	(160)	(220)	60	(361)	(277)	(84)
Other borrowings	(1,922)	(1,847)	(75)	2,001	1,360	641
Long-term debt	5,070	5,272	(202)	2,220	—	2,220

Total	3,534	5,789	(2,255)	2,915	2,145	770

Net interest income	$42,462	$58,939	$(16,477)	$73,800	$100,525	$(26,725)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable assuming a 35% tax rate.

Net interest margin from continuing operations, the ratio of net interest income to average earning assets, decreased from 4.41% in 2012 to 4.22% in 2013. This 19 basis point decrease was a result of a decrease in interest income as a percent of earning assets offset by a reduction in funding costs. Funding cost including demand deposits and borrowed funds decreased from .21% for 2012 to .17% for 2013. The cost of subordinated debt issued in September 2012 and the trust preferred as a percent of total earning assets was .10% for 2013 compared to .06% for 2012. Total cost of funding, including all deposits and stockholders’ equity remained consistent at .24% for 2013.

Net interest margin from continuing operations decreased from 4.68% in 2011 to 4.41% in 2012. This 27 basis point decrease was a result of a decrease in interest income as a percent of earning assets offset by a reduction in funding costs. Total cost of funding decreased from .27% for 2011 to .24% for 2012.

Consolidated Daily Average Balances, Average Yields and Rates

	Year ended December 31
	2013			2012			2011
	Average Balance	Revenue / Expense(1)	Yield / Rate	Average Balance	Revenue / Expense(1)	Yield / Rate	Average Balance	Revenue / Expense(1)	Yield / Rate
Assets
Securities—Taxable	$59,031	$2,325	3.94%	$90,796	$3,681	4.05%	$123,124	$5,186	4.21%
Securities—Non-taxable(2)	18,147	1,061	5.85%	26,579	1,550	5.83%	33,996	1,957	5.76%
Federal funds sold	54,547	65	0.12%	11,497	13	0.11%	21,897	37	0.17%
Deposits in other banks	89,503	231	0.26%	61,192	208	0.34%	107,734	352	0.33%
Loans held for investment, mortgage finance loans	2,342,149	87,864	3.75%	2,298,651	93,275	4.06%	1,210,954	53,940	4.45%
Loans held for investment	7,471,676	353,450	4.73%	6,148,860	300,273	4.88%	5,059,134	260,813	5.16%
Less reserve for loan losses	78,282	—	—	72,087	—	—	67,888	—	—

Loans, net	9,735,543	441,314	4.53%	8,375,424	393,548	4.70%	6,202,200	314,753	5.07%

Total earning assets	9,956,771	444,996	4.47%	8,565,488	399,000	4.66%	6,488,951	322,285	4.97%
Cash and other assets	391,633			400,472			330,137

Total assets	$10,348,404			$8,965,960			$6,819,088

Liabilities and stockholders’ equity
Transaction deposits	$908,415	$664	0.07%	$752,040	$829	0.11%	$391,100	$195	0.05%
Savings deposits	3,756,560	10,531	0.28%	2,765,089	8,674	0.31%	2,401,997	7,797	0.32%
Time deposits	397,329	1,629	0.41%	530,816	2,775	0.52%	562,654	5,231	0.93%
Deposits in foreign branches	345,506	1,206	0.35%	411,891	1,366	0.33%	490,703	1,727	0.35%

Total interest bearing deposits	5,407,810	14,030	0.26%	4,459,836	13,644	0.31%	3,846,454	14,950	0.39%
Other borrowings	653,318	1,219	0.19%	1,585,723	3,141	0.20%	723,172	1,140	0.16%
Subordinated notes	111,000	7,327	6.60%	30,934	2,037	6.58%	—	—	—
Trust preferred subordinated debentures	113,406	2,536	2.24%	113,406	2,756	2.43%	113,406	2,573	2.27%

Total interest bearing liabilities	6,285,534	25,112	0.40%	6,189,899	21,578	0.35%	4,683,032	18,663	0.40%
Demand deposits	2,967,063			1,984,171			1,515,021
Other liabilities	94,592			78,700			52,888
Stockholders’ equity	1,001,215			713,190			568,147

Total liabilities and stockholders’ equity	$10,348,404			$8,965,960			$6,819,088

equity
Net interest income		$419,884			$377,422			$303,622
Net interest margin			4.22%			4.41%			4.68%
Net interest spread			4.07%			4.31%			4.57%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income. Loan interest income includes loan fees totaling $33.8 million, $33.7 million and $27.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(2)	Taxable equivalent rates used where applicable assuming a 35% tax rate.

Non-interest Income

	Year ended December 31
	2013	2012	2011
	(in thousands)
Service charges on deposit accounts	$6,783	$6,605	$6,480
Trust fee income	5,023	4,822	4,219
Bank owned life insurance (BOLI) income	1,917	2,168	2,095
Brokered loan fees	16,980	17,596	11,335
Swap fees	5,520	4,909	1,935
Other(1)	7,801	6,940	6,168

Total non-interest income	$44,024	$43,040	$32,232

(1)	Other income includes such items as letter of credit fees and other general operating income, none of which account for 1% or more of total interest income and non-interest income.

Non-interest income increased by $1.0 million during the year ended December 31, 2013 to $44.0 million, compared to $43.0 million during the same period in 2012. The increase was primarily due to an $861,000 increase in other non-interest income.

Non-interest income increased by $10.8 million during the year ended December 31, 2012 to $43.0 million, compared to $32.2 million during the same period in 2011. The increase was primarily due to a $6.3 million increase in brokered loan fees due to an increase in our mortgage finance lending volume. Swap fee income increased $3.0 million during the year ended December 31, 2012 due to an increase in swap transactions during 2012. Swap fees are fees related to customer swap transactions and are received from the institution that is our counterparty on the transactions. See Note 20 – Derivative Financial Instruments for further discussion.

While management expects continued growth in non-interest income, the future rate of growth could be affected by increased competition from nationwide and regional financial institutions and by decreased demand in mortgage finance lending volume. In order to achieve continued growth in non-interest income, we may need to introduce new products or enter into new markets. Any new product introduction or new market entry could place additional demands on capital and managerial resources.

Non-interest Expense

	Year ended December 31
	2013	2012	2011
	(in thousands)
Salaries and employee benefits	$157,752	$121,456	$100,535
Net occupancy expense	16,821	14,852	13,657
Marketing	16,203	13,449	11,109
Legal and professional	18,104	17,557	14,996
Communications and technology	13,762	11,158	9,608
FDIC insurance assessment	8,057	5,568	7,543
Allowance and other carrying costs for OREO	1,788	9,075	9,586
Litigation settlement expense	(908)	4,000	—
Other(1)	25,155	22,729	21,167

Total non-interest expense	$256,734	$219,844	$188,201

(1)	Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, due from bank charges and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the year ended December 31, 2013 increased $36.9 million compared to the same period of 2012 primarily related to increases in salaries and employee benefits, marketing expense, communications and data processing and FDIC insurance assessment, offset by decreases in allowance and other carrying costs for OREO and litigation settlement expense.

Salaries and employee benefits expense increased $36.3 million to $157.8 million during the year ended December 31, 2013. Of the $36.3 million increase during 2013, approximately $7.7 million related to a charge taken to reflect the financial effect of the planned organization change announced during the second quarter of 2013 related to the retirement and transition of our CEO and includes assumptions about future payouts that may or may not occur. These payouts, when and if realized, will be directly linked to our performance and stock price, but are required to be estimated at the time of the event. Additionally, there was another $2.2 million of charges recorded in the second quarter of 2013 related to the increased probability that certain company financial performance targets for executive cash-based incentives will be met. Additionally, these cash-based and performance units are expensed based on current stock prices, which has increased significantly during 2013 resulting in a $3.7 million increase in expense as compared to 2012. The remaining $23.3 million increase was primarily due to general business growth and build-out.

Marketing expense for the year ended December 31, 2013 increased $2.8 million compared to the same period in 2012. Marketing expense for the year ended December 31, 2013 included $1.0 million of direct marketing and advertising expense and $4.0 million in business development expense compared to $850,000 and $3.1 million, respectively, in 2012. Marketing expense for the year ended December 31, 2013 also included $11.2 million for the purchase of miles related to the American Airlines AAdvantage® program and treasury management deposit programs compared to $9.5 million during 2012. Marketing expense may increase as we seek to further develop our brand, reach more of our target customers and expand in our target markets.

Legal and professional expense increased $547,000, or 3%, for the year ended December 31, 2013 compared to the same period in 2012. Our legal and professional expense will continue to fluctuate from year to year and could increase in the future with growth and as we respond to continued regulatory changes and strategic initiatives. We expect to see a decrease in the cost of resolving problem assets under improving economic conditions.

Communications and technology expense increased $2.6 million to $13.8 million during the year ended December 31, 2013 as a result of general business and customer growth and continued build-out needed to support that growth.

FDIC insurance assessment expense increased $2.5 million from $5.6 million in 2012 to $8.1 million primarily as a result of a $3.0 million assessment by the FDIC that was paid during the third quarter of 2013. The assessment related to the year-end call reports for 2011 and 2012, which were amended for the change in the risk weight applicable to our mortgage finance loan portfolio as described in Note 13 – Regulatory Restrictions. As previously disclosed, the amendment caused one capital ratio to retroactively fall below “well-capitalized” for December 31, 2012 and 2011.

For the year ended December 31, 2013, allowance and other carrying costs for OREO decreased $7.3 million to $1.8 million, $920,000 of which related to deteriorating values of assets held in OREO. The decrease is consistent with the decrease in our OREO balances during 2013.

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

During the fourth quarter of 2012 we recorded a pre-tax charge of $4.0 million for settlement of the judgment of $65.5 million against us in Oklahoma district court. In the settlement, all litigation against us in the Oklahoma courts and actions by us against the plaintiff in the Texas courts will be dismissed with prejudice. Because the settlement was within policy limits of insurance coverage maintained by us, we have claims against our insurance carrier for more than the charge. In the third quarter of 2013, we settled one claim with our insurance company and recorded a recovery in the amount of $908,000. We intend to pursue the remaining claims aggressively.

Communications and technology expense increased $1.6 million to $11.6 million during the year ended December 31, 2012 as a result of general business and customer growth.

FDIC insurance assessment expense decreased by $1.9 million from $7.5 million in 2011 to $5.6 million as a result of changes to the FDIC assessment method.

Analysis of Financial Condition

Loans

Our total loans have grown at an annual rate of 13%, 30% and 30% in 2013, 2012 and 2011, respectively, reflecting the continued build-up of our lending operations. Our business plan focuses primarily on lending to middle market businesses and successful professionals and entrepreneurs, and as such, commercial and real estate loans have comprised a majority of our loan portfolio since we commenced operations, comprising 63% of total loans at December 31, 2013. Construction loans represent 11% of the portfolio at December 31, 2013. Consumer loans generally have represented 1% or less of the portfolio from December 31, 2009 to December 31, 2013. Mortgage finance loans relate to our mortgage warehouse lending operations where we invest in mortgage loan ownership interests that are typically sold within 10 to 20 days. Volumes fluctuate based on the level of market demand in the product and the number of days between purchase and sale of the loans, as well as overall market interest rates.

We originate the substantial majority of our loans. We also participate in syndicated loan relationships, both as a participant and as an agent. As of December 31, 2013, we have $1.4 billion in syndicated loans, $399.8 million of which we acted as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans originated by us. In addition, as of December 31, 2013, none of our syndicated loans were on non-accrual.

The following summarizes our loans on a gross basis by major category as of the dates indicated (in thousands):

	December 31
	2013	2012	2011	2010	2009
Commercial	$5,020,565	$4,106,419	$3,275,150	$2,592,924	$2,457,533
Mortgage finance	2,784,265	3,175,272	2,080,081	1,194,209	693,504
Construction	1,262,905	737,637	422,026	270,008	669,426
Real estate	2,146,228	1,892,451	1,819,251	1,759,758	1,233,701
Consumer	15,350	19,493	24,822	21,470	25,065
Equipment leases	93,160	69,470	61,792	95,607	99,129

Total	$11,322,473	$10,000,742	$7,683,122	$5,933,976	$5,178,358

Commercial Loans and Leases.    Our commercial loan portfolio is comprised of lines of credit for working capital and term loans and leases to finance equipment and other business assets. Our energy production loans are generally collateralized with proven reserves based on appropriate valuation standards. Our commercial loans and leases are underwritten after carefully evaluating and understanding the borrower’s ability to operate profitably. Our underwriting standards are designed to promote relationship banking rather than making loans on a transaction basis. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. At December 31, 2013, funded commercial loans and leases totaled approximately $5.0 billion, approximately 44% of our total funded loans.

Mortgage Finance Loans.    Our mortgage finance loans consist of ownership interests purchased in single-family residential mortgages funded through our warehouse lending group. These loans are typically on our balance sheet for 10 to 20 days or less. We have agreements with mortgage lenders and purchase legal ownership interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans or loans eligible for sale to federal agencies or government sponsored entities. However, for accounting purposes, these loans are deemed to be loans to the originator and, as such, are classified as loans held for investment. At December 31, 2013, mortgage finance loans totaled approximately $2.8 billion, approximately 25% of our total funded loans. Mortgage finance loans as of December 31, 2013 are net of $33.1 million of participations sold.

Construction Loans.    Our construction loan portfolio consists primarily of single- and multi-family residential properties and commercial projects used in manufacturing, warehousing, service or retail businesses. Our construction loans generally have terms of one to three years. We typically make construction loans to developers, builders and contractors that have an established record of successful project completion and loan repayment and have a substantial investment in the borrowers’ equity. However, construction loans are generally based upon estimates of costs and value associated with the completed project. Sources of repayment for these types of loans may be pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from us until permanent financing is obtained. The nature of these loans makes ultimate repayment extremely sensitive to overall economic conditions. Borrowers may not be able to correct conditions of default in loans, increasing risk of exposure to classification, non-performing status, reserve allocation and actual credit loss and foreclosure. These loans typically have floating rates and commitment fees. At December 31, 2013, funded construction real estate loans totaled approximately $1.3 billion, approximately 11% of our total funded loans.

Real Estate Loans.    Approximately 24% of our real estate loan portfolio (excluding construction loans) and 5% of the total portfolio is comprised of loans secured by properties other than market risk or investment-type real estate. Market risk loans are real estate loans where the primary source of repayment is expected to come from the sale or lease of the real property collateral. We generally provide temporary financing for commercial and residential property. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Our real estate loans generally have maximum terms of five to seven years, and we provide loans with both floating and fixed rates. We generally avoid long-term loans for commercial real estate held for investment. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Appraised values may be highly variable due to market conditions and impact of the inability of potential purchasers and lessees to obtain financing and lack of transactions at comparable values. At December 31, 2013, real estate term loans totaled approximately $2.1 billion, or 19% of our total funded loans.

Letters of Credit.    We issue standby and commercial letters of credit, and can service the international needs of our clients through correspondent banks. At December 31, 2013, our commitments under letters of credit totaled approximately $145.0 million.

Portfolio Geographic and Industry Concentrations

We continue to lend primarily in Texas. As of December 31, 2013, a substantial majority of the principal amount of the loans held for investment, excluding mortgage finance, in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions in Texas. The table below summarizes the industry concentrations of our funded loans at December 31, 2013. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.

(in thousands except percentage data)	Amount	Percent of Total Loans

Services	$4,077,881	36.0%
Mortgage finance loans	2,784,265	24.6%
Contracting—construction and real estate development	1,173,233	10.4%
Investors and investment management companies	1,164,685	10.3%
Petrochemical and mining	995,263	8.8%
Manufacturing	389,857	3.4%
Personal/household	207,337	1.8%
Wholesale	201,220	1.8%
Retail	207,607	1.8%
Contracting—trades	79,326	0.7%
Government	28,421	0.3%
Agriculture	13,378	0.1%
Total	$11,322,473	100.0%

Excluding our mortgage finance business, our largest concentration in any single industry is in services. Loans extended to borrowers within the services industries include loans to finance working capital and equipment, as well as loans to finance investment and owner-occupied real estate. Significant trade categories represented within the services industries include, but are not limited to, real estate services, financial services, leasing companies, transportation and communication, and hospitality services. Borrowers represented within the real estate services category are largely owners and managers of both residential and non-residential commercial real estate properties. Loans extended to borrowers within the contracting industry are comprised largely of loans to land developers and to both heavy construction and general commercial contractors. Many of these loans are secured by real estate properties, the development of which is or may be financed by our bank. Loans extended to borrowers within the petrochemical and mining industries are predominantly loans to finance the exploration and production of petroleum and natural gas. These loans are generally secured by proven petroleum and natural gas reserves. Personal/household loans include loans to certain successful professionals and entrepreneurs for commercial purposes, in addition to consumer loans.

We make loans that are appropriately collateralized under our credit standards. Approximately 98% of our funded loans are secured by collateral. Over 90% of the real estate collateral is located in Texas. The table below sets forth information regarding the distribution of our funded loans among various types of collateral at December 31, 2013 (in thousands except percentage data):

	Amount	Percent of Total Loans
Collateral type:
Business assets	$3,472,108	30.7%
Real property	3,409,133	30.1%
Mortgage finance loans	2,784,265	24.7%
Energy	854,046	7.5%
Unsecured	261,621	2.3%
Other assets	264,686	2.3%
Highly liquid assets	184,139	1.6%
Rolling stock	50,754	0.4%
U. S. Government guaranty	41,721	0.4%

Total	$11,322,473	100.0%

As noted in the table above, 30% of our loans are secured by real estate. The table below summarizes our real estate loan portfolio as segregated by the type of property securing the credit. Property type concentrations are stated as a percentage of year-end total real estate loans as of December 31, 2013 (in thousands except percentage data):

	Amount	Percent of Total Real Estate Loans
Property type:
Market risk
Commercial buildings	$787,244	23.1%
Unimproved land	133,259	3.9%
Apartment buildings	353,734	10.4%
Shopping center/mall buildings	298,090	8.7%
1-4 Family dwellings (other than condominium)	517,549	15.2%
Residential lots	306,491	9.0%
Hotel/motel buildings	140,317	4.1%
Other	323,306	9.5%
Other than market risk
Commercial buildings	289,795	8.5%
1-4 Family dwellings (other than condominium)	95,207	2.8%
Other	164,141	4.8%

Total real estate loans	$3,409,133	100.0%

The table below summarizes our market risk real estate portfolio as segregated by the geographic region in which the property is located (in thousands except percentage data):

	Amount	Percent of Total
Geographic region:
Dallas/Fort Worth	$1,018,719	35.7%
Houston	753,156	26.3%
Austin	347,286	12.1%
San Antonio	274,873	9.6%
Other Texas cities	251,014	8.8%
Other states	214,942	7.5%

Total market risk real estate loans	$2,859,990	100.0%

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

The determination of collateral value is critically important when financing real estate. As a result, obtaining current and objectively prepared appraisals is a major part of our underwriting and monitoring processes. Generally, our policy requires a new appraisal every three years. However, in periods of economic uncertainty where real estate values can fluctuate rapidly as in recent years, more current appraisals are obtained when warranted by conditions such as a borrower’s deteriorating financial condition, their possible inability to perform on the loan, and the increased risks involved with reliance on the collateral value as sole repayment of the loan. Generally, loans graded substandard or worse where real estate is a material portion of the collateral value and/or the income from the real estate or sale of the real estate is the primary source of debt service, annual appraisals are obtained. In all cases, appraisals are reviewed by a third party to determine reasonableness of the appraised value. The third party reviewer will challenge whether or not the data used is appropriate and relevant, form an opinion as to the appropriateness of the appraisal methods and techniques used, and determine if overall the analysis and conclusions of the appraiser can be relied upon. Additionally, the third party reviewer provides a detailed report of that analysis. Further review may be conducted by our credit officers, as well as by the Bank’s managed asset committee as conditions warrant. These additional steps of review ensure that the underlying appraisal and the third party analysis can be relied upon. If we have differences, we will address those with the reviewer and determine the best method to resolve any differences. Both the appraisal process and the appraisal review process can be difficult during and following periods of economic weakness with the lack of comparable sales which is partially a result of the lack of available financing which can lead to overall depressed real estate values.

Large Credit Relationships

The primary market areas we serve include the five major metropolitan markets of Texas, including Austin, Dallas, Fort Worth, Houston and San Antonio. As a result, we originate and maintain large credit relationships with numerous customers in the ordinary course of business. The legal limit of our bank is approximately $199 million and our house limit is generally $25 million or less. Larger hold positions will be accepted occasionally for exceptionally strong borrowers and otherwise where business opportunity and perceived credit risk warrant a somewhat larger investment. We consider large credit relationships to be those with commitments equal to or in excess of $10.0 million. The following table provides additional information on our large credit relationships outstanding at year-end (in thousands):

	2013			2012
		Period-End Balances			Period-End Balances
	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding
$20.0 million and greater	141	$3,694,305	$2,213,744	86	$2,123,328	$1,339,070
$10.0 million to $19.9 million	215	2,977,111	1,979,001	178	2,467,089	1,715,180

Growth in period end outstanding balances related to large credit relationships primarily resulted from an increase in number of commitments. The following table summarizes the average per relationship committed and average outstanding loan balance related to our large credit relationships at year-end (in thousands):

	2013 Average Balance		2012 Average Balance
	Committed	Outstanding	Committed	Outstanding
$20.0 million and greater	$26,201	$15,700	$24,690	$15,571
$10.0 million to $19.9 million	13,847	9,205	13,860	9,636

Loan Maturity and Interest Rate Sensitivity on December 31, 2013

	Remaining Maturities of Selected Loans
(in thousands)	Total	Within 1 Year	1-5 Years	After 5 Years
Loan maturity:
Commercial	$5,020,565	$2,048,407	$2,762,786	$209,372
Mortgage finance	2,784,265	2,784,265	—	—
Construction	1,262,905	300,615	910,004	52,286
Real estate	2,146,228	368,286	1,153,417	624,525
Consumer	15,350	10,316	4,319	715
Equipment leases	93,160	10,227	82,440	493

Total loans held for investment	$11,322,473	$5,522,116	$4,912,966	$887,391

Interest rate sensitivity for selected loans with:
Predetermined interest rates	$1,426,574	$886,367	$407,544	$132,663
Floating or adjustable interest rates	9,895,899	4,635,749	4,505,422	754,728

Total loans held for investment	$11,322,473	$5,522,116	$4,912,966	$887,391

Interest Reserve Loans

As of December 31, 2013, we had $407.9 million in loans with interest reserves, which represents approximately 32% of our construction loans. Loans with interest reserves are common when originating construction loans, but the use of interest reserves is carefully controlled by our underwriting standards. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve account allows the borrower, when financial condition precedents are met to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified at the time the credit is approved and during the initial underwriting. We have effective and ongoing controls for monitoring compliance with loan covenants for advancing funds and determination of default conditions. When lending relationships involve financing of land on which improvements will be constructed, construction funds are not advanced until the borrower has received lease or purchase commitments which will meet cash flow coverage requirements, and/or our analysis of market conditions and project feasibility indicate to management’s satisfaction that such lease or purchase commitments are forthcoming and/or other sources of repayment have been identified to repay the loan. We maintain current financial statements on the borrowing entity and guarantors, as well as periodic inspections of the project and analysis of whether the project is on schedule or delayed. Updated appraisals are ordered when necessary to validate the collateral values to support all advances, including reserve interest. Advances of interest reserves are discontinued if collateral values do not support the advances or if the borrower does not comply with other terms and conditions in the loan agreements. In addition, most of our construction lending is performed in Texas and our lenders are very familiar with trends in local real estate. At a point where we believe that our collateral position is jeopardized, we retain the right to stop the use of the interest reserves. As of December 31, 2013, none of our loans with interest reserves were on nonaccrual.

Non-performing Assets

Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type (in thousands):

	As of December 31
	2013	2012	2011
Non-accrual loans(1)(4)
Commercial	$12,896	$15,373	$12,913
Construction	705	17,217	21,119
Real estate	18,670	23,066	19,803
Consumer	54	57	313
Equipment leases	50	120	432

Total non-accrual loans	32,375	55,833	54,580
Repossessed assets:
OREO(3)	5,110	15,991	34,077
Other repossessed assets	—	42	1,516

Total other repossessed assets	5,110	16,033	35,593

Total non-performing assets	$37,485	$71,866	$90,173

Restructured loans(4)	$1,935	$10,407	$25,104
Loans past due 90 days and accruing(2)	$9,325	$3,674	$5,467

(1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $2.5 million, $2.4 million and $5.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(2)	At December 31, 2013, 2012 and 2011, loans past due 90 days and still accruing includes premium finance loans of $3.8 million, $2.8 million and $2.5 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(3)	At December 31, 2013, there is no valuation allowance recorded against the OREO balance. At December 31, 2012 and 2011, the OREO balance is net of $5.6 million and $10.7 million valuation allowance, respectively.

(4)	As of December 31, 2013, 2012 and 2011, non-accrual loans included $17.8 million, $19.6 million and 13.8 million, respectively, in loans that met the criteria for restructured.

Total nonperforming assets at December 31, 2013 decreased $34.4 million from December 31, 2012, compared to a $18.3 million increase from December 31, 2011 to December 31, 2012. We experienced a decrease in levels of nonperforming assets in 2013 and 2012 and an overall improvement in credit quality. Despite the improvement in credit quality during 2013, our provision for credit losses increased as a result of the significant growth in the loans held for investment, excluding mortgage finance loans. This growth coupled with the improved credit quality resulted in a decrease in the reserve for loan losses as a percent of loans excluding mortgage finance loans for 2013 as compared to 2012.

The table below summarizes the non-accrual loans as segregated by loan type and type of property securing the credit as of December 31, 2013 (in thousands):

Non-accrual loans:
Commercial
Lines of credit secured by the following:
Oil and gas properties	$1,614
Assets of the borrowers	9,819
Other	1,463

Total commercial	12,896
Real estate
Secured by:
Commercial property	9,606
Unimproved land and/or developed residential lots	4,819
Single family residences	888
Other	3,357

Total real estate	18,670
Construction
Secured by:
Other	705
Consumer	54
Equipment leases (commercial leases primarily secured by assets of the lessor)	50

Total non-accrual loans	$32,375

Reserves on impaired loans were $3.2 million at December 31, 2013, compared to $3.9 million at December 31, 2012 and $5.3 million at December 31, 2011. We recognized $2.4 million in interest income on non-accrual loans during 2013 compared to $2.6 million in 2012 and $2.2 million in 2011. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2013, 2012 and 2011 totaled $2.5 million, $2.4 million and $5.9 million, respectively. Average impaired loans outstanding during the years ended December 31, 2013, 2012 and 2011 totaled $40.0 million, $66.4 million and $71.0 million, respectively.

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. As of December 31, 2013, none of our non-accrual loans were earning on a cash basis. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

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

At December 31, 2013, we had $9.3 million in loans past due 90 days and still accruing interest. Of this total, $3.8 million are premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of December 31, 2013 we have $1.9 million in loans considered restructured that are not on nonaccrual. These loans do not have unfunded commitments at December 31, 2013. Of the nonaccrual loans at December 31, 2013, $17.8 million met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with modified terms in calendar years after the year of the restructuring.

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At December 31, 2013 and 2012, we had $47.9 million and $10.9 million, respectively, in loans of this type which were not included in either non-accrual or 90 days past due categories.

The table below presents a summary of the activity related to OREO (in thousands):

	Year ended December 31
	2013	2012	2011
Beginning balance	$15,991	$34,077	$42,261
Additions	1,331	3,434	22,180
Sales	(11,292)	(14,637)	(23,566)
Valuation allowance for OREO	958	(4,488)	(3,922)
Direct write-downs	(1,878)	(2,395)	(2,876)

Ending balance	$5,110	$15,991	$34,077

The following table summarizes the assets held in OREO at December 31, 2013 (in thousands):

OREO:
Commercial buildings	1,170
Undeveloped land and residential lots	3,223
Other	717

Total OREO	$5,110

When foreclosure occurs, fair value, which is generally based on appraised values, may result in partial charge-off of a loan upon taking property, and so long as the property is retained, reductions in appraised values will result in valuation adjustments taken as non-interest expense. In addition, if the decline in value is believed to be permanent and not just driven by market conditions, a direct write-down to the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure related to the appraised values during that holding period. During the year ended December 31, 2013, we recorded $920,000 in valuation expense. Of the $920,000, $1.9 million related to direct write-downs, offset by a reduction in the valuation allowance of $958,000.

Summary of Loan Loss Experience

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. We recorded a provision for credit losses of $19.0 million for the year ended December 31, 2013, $11.5 million for the year ended December 31, 2012, and $28.5 million for the year ended December 31, 2011. In 2013 and 2012 we experienced improvements in credit quality, which resulted in decreases in the levels of reserves and provision as compared to 2009 through 2011. The increase in provision recorded during 2013 is directly related to the significant growth in loans excluding mortgage finance loans. We experienced improvements in all credit quality ratios during 2013, 2012 and 2011.

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

The reserve for credit losses, which includes a liability for losses on unfunded commitments, totaled $92.3 million at December 31, 2013, $78.2 million at December 31, 2012 and $72.8 million at December 31, 2011. The total reserve percentage decreased to 1.09% at year-end 2013 from 1.15% and 1.31% of loans excluding mortgage finance loans at December 31, 2012 and 2011, respectively. The combined reserve has trended down during 2011, 2012 and 2013 as we recognize losses on loans for which there were specific or general allocations of reserves and see improvement in our overall credit quality. The overall reserve for loan losses continued to result from consistent application of the loan loss reserve methodology as described above. At December 31, 2013, we believe the reserve is sufficient to cover all expected losses in the portfolio and has been derived from consistent application of the methodology described above. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, our estimate of expected losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

The table below presents a summary of our loan loss experience for the past five years (in thousands except percentage and multiple data):

Year Ended December 31
2013	2012	2011	2010	2009
Reserve for loan losses:
Beginning balance	$74,337	$70,295	$71,510	$67,931	$45,365
Loans charged-off:
Commercial	6,575	6,708	8,518	27,723	4,000
Construction	—	—	—	12,438	6,508
Real estate	144	899	21,275	9,517	4,696
Consumer	45	49	317	216	502
Equipment leases	2	204	1,218	1,555	4,022

Total charge-offs	6,766	7,860	31,328	51,449	19,728
Recoveries:
Commercial	1,203	832	1,188	176	124
Construction	—	10	248	1	13
Real estate	270	812	350	138	53
Consumer	73	33	9	4	28
Equipment leases	322	108	383	158	54

Total recoveries	1,868	1,795	2,178	477	272

Net charge-offs	4,898	6,065	29,150	50,972	19,456
Provision for loan losses	18,165	10,107	27,935	54,551	42,022

Ending balance	$87,604	$74,337	$70,295	$71,510	$67,931

Reserve for off-balance sheet credit losses:
Beginning balance	$3,855	$2,462	$1,897	$2,948	$1,470
Provision (benefit) for off-balance sheet credit losses	835	1,393	565	(1,051)	1,478

Ending balance	$4,690	$3,855	$2,462	$1,897	$2,948

Total reserve for credit losses	$92,294	$78,192	$72,757	$73,407	$70,879
Total provision for credit losses	$19,000	$11,500	$28,500	$53,500	$43,500
Reserve for loan losses to loans	0.78%	0.75%	0.92%	1.21%	1.32%
Reserve for loan losses to loans excluding mortgage finance loans(5)	1.03%	1.10%	1.26%	1.52%	1.52%
Net charge-offs to average loans	0.05%	0.07%	0.47%	0.95%	0.41%
Net charge-offs to average loans excluding mortgage finance loans(5)	0.07%	0.10%	0.58%	1.14%	0.46%
Total provision for credit losses to average loans	0.19%	0.14%	0.45%	1.00%	0.91%
Total provision for credit losses to average loans excluding mortgage finance loans(5)	0.25%	0.19%	0.56%	1.20%	1.04%
Recoveries to total charge-offs	27.61%	22.84%	6.95%	0.93%	1.38%
Reserve for off-balance sheet credit losses to off-balance sheet credit commitments	0.12%	0.14%	0.14%	0.14%	0.24%
Combined reserves for credit losses to loans held for investment	0.82%	0.78%	0.95%	1.24%	1.38%
Combined reserves for credit losses to loans excluding mortgage finance loans(5)	1.09%	1.15%	1.31%	1.56%	1.59%
Non-performing assets:
Non-accrual loans(1)(4)	$32,375	$55,833	$54,580	$112,090	$95,625
OREO(3)	5,110	15,991	34,077	42,261	27,264
Other repossessed assets	—	42	1,516	451	162

Total	$37,485	$71,866	$90,173	$154,802	$123,051

Restructured loans	$1,935	$10,407	$25,104	$4,319	$—
Loans past due 90 days and still accruing(2)	$9,325	$3,674	$5,467	$6,706	$6,081
Reserve as a percent of non-performing loans	2.7	x	1.3	x	1.3	x	.6	x	.7	x

1)	The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectibility is questionable, then cash payments are applied to principal. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $2.5 million, $2.4 million and $5.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

2)	At December 31, 2013, 2012 and 2011, loans past due 90 days and still accruing includes premium finance loans of $3.8 million, $2.8 million and $2.5 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

3)	At December 31, 2013, we did not have a valuation allowance recorded against the OREO balance. At December 31, 2012 and 2011, OREO balance is net of $5.6 million and $10.7 million valuation allowance, respectively.

4)	As of December 31, 2013, 2012 and 2011, non-accrual loans included $17.8 million, $19.6 million and $13.8 million, respectively, in loans that met the criteria for restructured.

5)	Mortgage finance loans were previously classified as loans held for sale but have been reclassified as loans held for investment as described in Note 1 – Operations and Summary of Significant Accounting Policies. The indicated ratios are presented excluding the mortgage finance loans because the risk profile of our mortgage finance loans is different than our other loans held for investment. No provision is allocated to these loans based on the internal risk grade assigned.

Loan Loss Reserve Allocation

	December 31
	2013		2012		2011		2010		2009
(in thousands except percentage data)	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans
Loan category:
Commercial	$39,868	44%	$21,547	41%	$17,337	43%	$15,918	43%	$33,269	48%
Mortgage finance loans(1)	—	25%	—	32%	—	27%	—	20%	—	13%
Construction	14,553	11%	12,097	7%	7,845	5%	7,336	5%	10,974	13%
Real estate	24,210	19%	30,893	19%	33,721	24%	38,049	30%	14,874	24%
Consumer	149	—	226	—	223	—	306	—	1,258	—
Equipment leases	3,105	1%	2,460	1%	2,356	1%	5,405	2%	2,960	2%
Unallocated	5,719	—	7,114	—	8,813	—	4,496	—	4,596	—

Total	$87,604	100%	$74,337	100%	$70,295	100%	$71,510	100%	$67,931	100%

1)	No provision is allocated to these loans based on the internal risk grade assigned.

As our credit quality has improved during 2013, increases in the reserve allocated to loan categories are due primarily to the significant growth in the overall loan portfolio. We have traditionally maintained an unallocated reserve component to allow for uncertainty in economic and other conditions affecting the quality of the loan portfolio. The unallocated portion of our loan loss reserve has decreased since December 31, 2012. We believe the level of unallocated reserves at December 31, 2013 continues to be warranted due to the continued uncertain economic environment which has produced more frequent losses, including those resulting from fraud by borrowers. Our methodology used to calculate the allowance considers historical losses, however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy.

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

During the year ended December 31, 2013, we maintained an average securities portfolio of $77.2 million compared to an average portfolio of $117.4 million for the same period in 2012 and $157.1 million for the same period in 2011. At December 31, 2013 and 2012, the portfolios were primarily comprised of mortgage-backed securities. Of the mortgage-backed securities, substantially all are guaranteed by U.S. government agencies. Our portfolio included no impaired securities during 2013 and 2012.

Our net unrealized gain on the securities portfolio value decreased due to the reduction in balances held from a net gain of $5.0 million, which represented 5.29% of the amortized cost, at December 31, 2012, to a net gain of $2.5 million, which represented 4.13% of the amortized cost, at December 31, 2013. During 2012, the unrealized gain on the securities portfolio value decreased, also as a result of the reduced balances held, from a net gain of $7.3 million, which represented 5.32% of the amortized cost, at December 31, 2011, to a net gain of $5.0 million, which represented 5.29% of the amortized cost, at December 31, 2012. Changes in value reflect changes in market interest rates and the total balance of securities.

The average expected life of the mortgage-backed securities was 1.4 years at December 31, 2013 and 1.6 years at December 31, 2012. The effect of possible changes in interest rates on our earnings and equity is discussed under “Interest Rate Risk Management.”

The following presents the amortized cost and fair values of the securities portfolio at December 31, 2013, 2012 and 2011 (in thousands):

	At December 31
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
Mortgage-backed securities	$38,786	$41,462	$57,342	$61,581	$84,363	$90,083
Corporate securities	—	—	5,000	5,080	5,000	5,225
Municipals	14,401	14,505	25,300	25,894	29,577	30,742
Equity securities(1)	7,522	7,247	7,519	7,640	7,506	7,660
Other	—	—	—	—	10,000	10,000

Total available-for-sale securities	$60,709	$63,214	$95,161	$100,195	$136,446	$143,710

(1)	Equity securities consist of Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands except percentage data):

	At December 31, 2013
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Mortgage-backed securities:(1)
Amortized cost	$238	$14,720	$7,718	$16,110	$38,786
Estimated fair value	252	15,641	8,456	17,113	41,462
Weighted average yield(3)	4.32%	4.78%	5.56%	2.40%	3.94%
Municipals:(2)
Amortized cost	7,749	6,652	—	—	14,401
Estimated fair value	7,818	6,687	—	—	14,505
Weighted average yield(3)	5.76%	5.71%	0.00%	—	5.73%
Equity securities:(4)
Amortized cost	7,522	—	—	—	7,522
Estimated fair value	7,247	—	—	—	7,247

Total available-for-sale securities:
Amortized cost					$60,709

Estimated fair value					$63,214

	At December 31, 2012
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Mortgage-backed securities:(1)
Amortized cost	$656	$5,698	$23,111	$27,877	$57,342
Estimated fair value	690	6,113	24,948	29,830	61,581
Weighted average yield(3)	4.20%	5.29%	4.86%	3.41%	4.19%
Corporate securities:
Amortized cost	—	5,000	—	—	5,000
Estimated fair value	—	5,080	—	—	5,080
Weighted average yield(3)	—	7.38%	—	—	7.38%
Municipals:(2)
Amortized cost	6,575	16,448	2,277	—	25,300
Estimated fair value	6,646	16,895	2,353	—	25,894
Weighted average yield(3)	5.75%	5.66%	6.01%	—	5.72%
Equity securities:(4)
Amortized cost	7,519	—	—	—	7,519
Estimated fair value	7,640	—	—	—	7,640

Total available-for-sale securities:
Amortized cost					$95,161

Estimated fair value					$100,195

(1)	Actual maturities may differ significantly from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The average expected life of the mortgage-backed securities was 1.4 years at December 31, 2013 and 1.6 years at December 31, 2012.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

(4)	These equity securities do not have a stated maturity.

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

The following table discloses, as of December 31, 2013, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$7,247	$(275)	$—	$—	$7,247	$(275)

At December 31, 2013, there was one investment position in an unrealized loss position. This security is a publicly traded equity fund and is subject to market pricing volatility. We do not believe that these unrealized losses are “other than temporary”. We have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation have the ability and intent to hold the investment until recovery of fair value. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on this security.

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

Average deposits for the year ended December 31, 2013 increased $1.9 billion compared to the same period of 2012. Average demand deposits, interest bearing transaction deposits and savings deposits increased by $982.9 million, $156.4 million and $991.5 million, respectively, while time deposits (including deposits in foreign branches) decreased $199.9 million during the year ended December 31, 2013 as compared to the same period of 2012. The average cost of deposits decreased in 2013 mainly due to our focused effort to reduce rates paid on deposits and the significant increase in non-interest bearing deposits during 2013.

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

The following table discloses our average deposits for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Average Balances
	2013	2012	2011
Non-interest bearing	$2,967,063	$1,984,171	$1,515,021
Interest bearing transaction	908,415	752,040	391,100
Savings	3,756,560	2,765,089	2,401,997
Time deposits	397,329	530,816	562,654
Deposits in foreign branches	345,506	411,891	490,703

Total average deposits	$8,374,873	$6,444,007	$5,361,475

As with our loan portfolio, most of our deposits are from businesses and individuals in Texas. As of December 31, 2013, approximately 82% of our deposits originated out of our Dallas metropolitan banking centers. Uninsured deposits at December 31, 2013 were 67% of total deposits, compared to 50% of total deposits at December 31, 2012 and 43% of total deposits at December 31, 2011. The presentation for 2013, 2012 and 2011 does reflect combined ownership, but does not reflect all of the account styling that would determine insurance based on FDIC regulations.

At December 31, 2013, we had $328.4 million in interest bearing time deposits of $100,000 or more in foreign branches related to our Cayman Islands branch. All deposits in the Cayman Branch come from U.S. based customers of our Bank. Deposits do not originate from foreign sources, and funds transfers neither come from nor go to facilities outside of the U.S. All deposits are in U.S. dollars.

Maturity of Domestic CDs and Other Time Deposits in Amounts of $100,000 or More

	December 31
(In thousands)	2013	2012	2011
Months to maturity:
3 or less	$130,180	$147,840	$302,319
Over 3 through 6	82,435	77,770	95,474
Over 6 through 12	89,910	96,219	118,649
Over 12	21,426	70,909	34,887

Total	$323,951	$392,738	$551,329

Liquidity and Capital Resources

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the demonstrated marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the years ended December 31, 2013 and 2012, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from Federal Funds purchased and Federal Home Loan Bank (“FHLB”) borrowings.

Our liquidity needs for support of growth in loans have been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding for loans and other earning assets as possible from deposits of these core customers. These deposits are generated principally through development of long-term relationships with customers and stockholders, with a significant focus on treasury management products. In addition to deposits from our core customers, we also have access to deposits through brokered customer relationships. For regulatory purposes, these relationship brokered deposits are now categorized as brokered deposits in our Call Reports; however, since these deposits arise from a customer relationship, we consider these deposits to be core deposits for financial reporting purposes. We also have access to incremental deposits through brokered retail certificates of deposit, or CDs. These traditional brokered deposits are generally of short maturities, 30 to 90 days, and are used to support temporary differences in the growth in loans, including growth in specific categories of loans, compared to customer deposits. The following table summarizes our core customer deposits and brokered deposits (in millions):

	December 31
	2013	2012
Deposits from core customers	$7,840.1	$6,448.8
Deposits from core customers as a percent of total deposits	84.7%	86.7%
Relationship brokered deposits	$1,417.3	$992.0
Relationship brokered deposits as a percent of average total deposits	15.3%	13.3%
Traditional brokered deposits	$—	$—
Traditional brokered deposits as a percent of total deposits	0.0%	0.0%
Average deposits from core customers	$7,040.4	$5,483.3
Average deposits from core customers as a percent of average total deposits	84.1%	85.1%
Average relationship brokered deposits	$1,334.5	$852.7
Average relationship brokered deposits as a percent of average total deposits	15.9%	13.2%
Average traditional brokered deposits	$—	$108.0
Average traditional brokered deposits as a percent of average total deposits	0.0%	1.7%

We have access to sources of brokered deposits of not less than an additional $3.5 billion. Customer deposits (total deposits, including relationship brokered deposits, minus brokered CDs) at December 31, 2013 increased $1.8 billion from December 31, 2012.

Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our mortgage finance loans, due to their liquidity, short duration and interest spreads available. These borrowing sources include Federal Funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes and advances from the FHLB and the Federal Reserve. The following table summarizes our borrowings (in thousands):

	2013			2011			2011
	Balance	Rate(3)	Maximum Outstanding at Any Month End	Balance	Rate(3)	Maximum Outstanding at Any Month End	Balance	Rate(3)	Maximum Outstanding at Any Month End
Federal funds purchased(4)	$148,650	0.22%		$273,179	0.26%		$412,249	0.27%
Customer repurchase agreements(1)	21,954	0.31%		23,936	0.04%		23,801	0.06%
FHLB borrowings (2)	840,026	0.12%		1,650,046	0.09%		1,200,066	0.14%
Line of credit	15,000	2.65%		—	—		—	—
Fed borrowings	—	—		—	—		132,000	0.75%
Subordinated notes	111,000	6.50%		111,000	6.50%		—	—
Trust preferred subordinated debentures	113,406	2.17%		113,406	2.24%		113,406	2.48%

Total borrowings	$1,250,036		$1,859,036	$2,171,567		$2,432,945	$1,881,522		$1,986,324

(1)	Securities pledged for customer repurchase agreements were $37.7 million, $23.9 million and $28.3 million at December 31, 2013, 2012 and 2011, respectively.

(2)	FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans and also certain pledged securities. The weighted-average interest rate for the years ended December 31, 2013, 2012 and 2011 was 0.14%, 0.16% and 0.11%, respectively. The average balance of FHLB borrowings for the years ended December 31, 2013, 2012 and 2011 was $370.0 million, $1.2 billion and $462.5 million, respectively.

(3)	Interest rate as of period end.

(4)	The weighted-average interest rate on federal funds purchased for the years ended December 31, 2013, 2012 and 2011 was 0.27%, 0.28% and 0.25%, respectively. The average balance of federal funds purchased for the years ended December 31, 2013, 2012 and 2011 was $254.3 million, $350.8 million and $238.5 million, respectively.

The following table summarizes our other borrowing capacities in excess of balances outstanding (in thousands):

	2013	2012	2011
FHLB borrowing capacity relating to loans	$693,302	$267,542	$4,524
FHLB borrowing capacity relating to securities	8,482	33,204	15,909

Total FHLB borrowing capacity	$701,784	$300,746	$20,433

Unused federal funds lines available from commercial banks	$890,000	$706,000	$390,720

From time to time, we borrow funds on an overnight basis from the Federal Reserve. During 2013, we did so on one such occasion when mortgage finance loan balances surged at the end of a month before the expansion of availability from the FHLB. At December 31, 2013, no borrowings from the Fed were outstanding. Fed borrowings for the year ended December 31, 2013 averaged $55,000.

At December 31, 2012, we had an existing non-revolving amortizing line of credit with $35.0 million of unused capacity. During 2013, we modified the line of credit to increase the capacity to $100.0 million that matures on December 15, 2014. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. As of December 31, 2013, $15.0 million in borrowings were outstanding.

From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued floating rate trust preferred securities in various private offerings totaling $113.4 million. As of December 31, 2013, the details of the trust preferred subordinated debentures are summarized below (in thousands):

	Texas Capital Bancshares Statutory Trust I	Texas Capital Bancshares Statutory Trust II	Texas Capital Bancshares Statutory Trust III	Texas Capital Bancshares Statutory Trust IV	Texas Capital Bancshares Statutory Trust V

Date issued	November 19, 2002	April 10, 2003	October 6, 2005	April 28, 2006	September 29, 2006
Trust preferred securities issued	$10,310	$10,310	$25,774	$25,774	$41,238
Floating or fixed rate	Floating	Floating	Floating	Floating	Floating
securities
Interest rate on subordinated debentures	3 month LIBOR + 3.35%	3 month LIBOR + 3.25%	3 month LIBOR + 1.51%	3 month LIBOR + 1.60%	3 month LIBOR + 1.71%
Maturity date	November 2032	April 2033	December 2035	June 2036	September 2036

After deducting underwriter’s compensation and other expenses of each offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on all trust preferred subordinated debentures are deductible for federal income tax purposes. As of December 31, 2013, the weighted average quarterly rate on the trust preferred subordinated debentures was 2.21%, compared to 2.24% average for all of 2013, and 2.43% for all of 2012.

Because our bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

Our equity capital averaged $1.0 billion for the year ended December 31, 2013 as compared to $713.2 million in 2012 and $568.1 million in 2011. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.

On August 1, 2012 we completed a sale of 2.3 million shares of our common stock in a public offering. Net proceeds from the sale totaled $87.0 million. The additional equity was used for general corporate purposes and additional capital to support continued loan growth at our bank.

On September 21, 2012, we issued $111.0 million of subordinated notes in a public offering. Net proceeds from the transaction were $108.4 million. The notes mature in September 2042 and bear interest at a rate of 6.50% per annum, payable quarterly. The proceeds were used for general corporate purposes including funding regulatory capital infusions into the Bank. The indenture contains customary financial covenants and restrictions.

On March 28, 2013, we completed a sale of 6.0 million shares of our 6.50% Non-Cumulative Preferred Stock in a public offering. Net proceeds from the sale totaled $145.0 million. The proceeds were used for general corporate purposes, including funding regulatory capital infusions into the Bank.

On January 29, 2014, we completed a sale of 1.7 million shares of our common stock in a public offering. Net proceeds from the sale totaled $96.6 million. On January 31, 2014, the Bank issued $175.0 million of subordinated notes in an offering to institutional investors exempt from registration under Section 3(a)(2) of the Securities Act of 1933 and 12 C.F.R. Part 16. Net proceeds from the transaction were $172.1 million. The notes mature in January 2026 and bear interest at a rate of 5.25% per annum, payable semi-annually. The notes are unsecured and are subordinate to the Bank’s obligations to its deposits, its obligations under banker’s acceptances and letters of credit, certain obligations to Federal Reserve Banks and the FDIC and the Bank’s obligations to its other creditors, except any obligations which expressly rank on a parity with or junior to the notes. The notes are expected to qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations. The net proceeds of both offerings were available to the Company for general corporate purposes, including retirement of $15.0 million of short-term debt, and additional capital to support continued loan growth.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. As shown in the table below, the Company’s capital ratios exceed the regulatory definition of adequately capitalized as of December 31, 2013 and 2012. Based upon the information in its most recently filed call report, the Bank meets the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such change may retroactively subject the Company to change in capital ratios. Any such change could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.

In response to supplemental FFIEC Call Report instructions issued in early April 2013, we began using a 100% risk weight for the mortgage finance loans with our March 31, 2013 Call Report and Form 10-Q. In previous filings, we applied a 50% risk weight (or 20% risk weight for government-guaranteed loans) to these assets for purposes of calculating the Bank’s risk-based capital ratios. Having now determined that the 100% risk weight must be applied under our current program we were required to amend our year-end Call Reports as of December 31, 2012 and 2011. This change required application of the 100% risk weight to our mortgage finance loans in these earlier periods, which is consistent with our 2013 Call Reports. The amendment of Call Reports had no impact on our consolidated balance sheets or statements of operations, stockholders’ equity and cash flows.

This retroactive change in risk weighting of our mortgage finance loans required that we amend the previously reported values for our risk-weighted capital ratios for December 31, 2012 and 2011. See below for amended December 31, 2012 risk-weighted capital ratios. These amended ratios exceed levels required to be “adequately capitalized” on a consolidated basis and at the Bank. As amended, the Bank was “well capitalized” in the Tier 1 measure of capital adequacy, but the total risk-based capital ratio was below that required to be considered “well capitalized”. The adjustment had no impact on the ratio of tangible common equity to total assets. We believe that we had the financial and operational capacity to maintain well-capitalized status had we determined that the higher risk weighting was required to be applied to our ownership interests in mortgage loans at year-end 2012 and 2011.

Incidental to the amended Call Reports described above, we were assessed $3.0 million by the FDIC that was paid during the third quarter of 2013.

Our actual and minimum required capital amounts and actual ratios are as follows (in thousands, except percentage data):

	Regulatory Capital Adequacy
	December 31, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Company
Actual	$1,387,312	10.73%	$1,112,924	9.97%
Minimum required	1,034,721	8.00%	893,231	8.00%
Excess above minimum	352,591	2.73%	219,693	1.97%
Bank
Actual	$1,328,227	10.27%	$948,328	8.50%
To be well-capitalized	1,293,007	10.00%	1,116,008	10.00%
Minimum required	1,034,406	8.00%	892,806	8.00%
Excess above (amount below) well-capitalized	35,222	0.27%	(167,679)	-1.50%
Excess above minimum	293,822	2.27%	55,522	0.50%
Tier 1 capital (to risk-weighted assets):
Company
Actual	$1,184,018	9.15%	$923,677	8.27%
Minimum required	517,361	4.00%	446,616	4.00%
Excess above minimum	666,657	5.15%	477,062	4.27%
Bank
Actual	$975,933	7.55%	$800,081	7.17%
To be well-capitalized	775,804	6.00%	669,605	6.00%
Minimum required	517,203	4.00%	446,403	4.00%
Excess above well-capitalized	200,127	1.55%	130,477	1.17%
Excess above minimum	458,729	3.55%	353,678	3.17%
Tier 1 capital (to average assets):
Company
Actual	$1,184,018	10.87%	$923,677	9.41%
Minimum required	435,750	4.00%	392,649	4.00%
Excess above minimum	748,267	6.87%	531,029	5.41%
Bank
Actual	$975,933	8.96%	$800,081	8.16%
To be well-capitalized	544,502	5.00%	490,541	5.00%
Minimum required	435,601	4.00%	392,433	4.00%
Excess above well-capitalized	431,431	3.96%	309,540	3.16%
Excess above minimum	540,330	4.96%	407,649	4.16%

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

Commitments and Contractual Obligations

The following table presents, as of December 31, 2013, significant fixed and determinable contractual obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

(In thousands)	Note Reference	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Deposits without a stated maturity(1)	7	$8,554,433	$—	$—	$—	$8,554,433
Time deposits(1)	7	673,961	26,704	2,208	73	702,946
Federal funds purchased(1)	8	148,650	—	—	—	148,650
Customer repurchase agreements(1)	8	21,954	—	—	—	21,954
FHLB borrowings(1)	8	840,000	46	—	—	840,046
Line of credit(1)	8	15,000	—	—	—	15,000
Operating lease obligations(1)(2)	16	13,483	28,221	27,998	62,335	132,037
Subordinated notes(1)	8	—	—	—	111,000	111,000
Trust preferred subordinated debentures(1)	8, 9	—	—	—	113,406	113,406

Total contractual obligations(1)		$10,267,481	$54,971	$30,206	$286,814	$10,639,472

(1)	Excludes interest.

(2)	Non-balance sheet item.

Off-Balance Sheet Arrangements

The contractual amount of our financial instruments with off-balance sheet risk expiring by period at December 31, 2013 is presented below (in thousands):

	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Commitments to extend credit	$1,075,303	$1,865,971	$693,399	$39,718	$3,674,391
Standby and commercial letters of credit	114,408	27,106	3,523	625	145,662

Total financial instruments with off-balance sheet risk	$1,189,711	$1,893,077	$696,922	$40,343	$3,820,053

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

We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 to the consolidated financial statements. Not all these significant accounting policies require management to make difficult, subjective or complex judgments. However, the policy noted below could be deemed to meet the SEC’s definition of a critical accounting policy.

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

Interest Rate Risk Management

Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of December 31, 2013, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Interest Rate Sensitivity Gap Analysis

December 31, 2013

(in thousands)	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Securities(1)	$16,130	$18,311	$19,920	$8,853	$63,214
Total variable loans	9,840,315	5,626	506	6,448	9,852,895
Total fixed loans	728,593	326,722	222,848	191,415	1,469,578

Total loans(2)	10,568,908	332,348	223,354	197,863	11,322,473

Total interest sensitive assets	$10,585,038	$350,659	$243,274	$206,716	$11,385,687

Liabilities
Interest bearing customer deposits	$5,537,173	$—	$—	$—	$5,537,173
CDs & IRAs	144,958	198,696	26,704	2,281	372,639

Total interest bearing deposits	5,682,131	198,696	26,704	2,281	5,909,812

Repo, Federal Funds purchased, FHLB borrowings	1,025,604	—	26	—	1,025,630
Subordinated notes	—	—	—	111,000	111,000
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowings	1,025,604	—	26	224,406	1,250,036

Total interest sensitive liabilities	$6,707,735	$198,696	$26,730	$226,687	$7,159,848

GAP	$3,877,303	$151,963	$216,544	$(19,971)	$—
Cumulative GAP	3,877,303	4,029,266	4,245,809	4,225,839	4,225,839

Demand deposits					$3,347,567
Stockholders’ equity					1,096,350

Total					$4,443,917

(1)	Securities based on fair market value.

(2)	Loans are stated at gross.

The table above sets forth the balances as of December 31, 2013 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	200 bp Increase December 31, 2013	200 bp Increase December 31, 2012
Change in net interest income	$103,950	$56,242

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

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Texas Capital Bancshares, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Capital Bancshares, Inc. at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

Dallas, Texas

February 20, 2014

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands except per share data)	2013	2012
Assets
Cash and due from banks	$92,484	$111,938
Interest-bearing deposits	61,337	94,410
Federal funds sold	90	—
Securities, available-for-sale	63,214	100,195
Loans held for sale from discontinued operations	294	302
Loans held for investment, mortgage finance	2,784,265	3,175,272
Loans held for investment (net of unearned income)	8,486,309	6,785,535
Less: Allowance for loan losses	87,604	74,337

Loans held for investment, net	11,182,970	9,886,470
Premises and equipment, net	11,482	11,445
Accrued interest receivable and other assets	281,534	316,201
Goodwill and intangible assets, net	21,286	19,883

Total assets	$11,714,691	$10,540,844

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$3,347,567	$2,535,375
Interest bearing	5,579,505	4,576,120
Interest bearing in foreign branches	330,307	329,309

Total deposits	9,257,379	7,440,804
Accrued interest payable	749	650
Other liabilities	110,177	91,581
Federal funds purchased	148,650	273,179
Repurchase agreements	21,954	23,936
Other borrowings	855,026	1,650,046
Subordinated notes	111,000	111,000
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	10,618,341	9,704,602
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares—10,000,000
Issued shares—6,000,000 shares issued at December 31, 2013	150,000	—
Common stock, $.01 par value:
Authorized shares—100,000,000
Issued shares—41,036,787 and 40,727,996 at December 31, 2013 and 2012, respectively	410	407
Additional paid-in capital	448,208	450,116
Retained earnings	496,112	382,455
Treasury stock (shares at cost: 417 at December 31, 2013 and 2012)	(8)	(8)
Accumulated other comprehensive income, net of taxes	1,628	3,272

Total stockholders’ equity	1,096,350	836,242

Total liabilities and stockholders’ equity	$11,714,691	$10,540,844

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER

COMPREHENSIVE INCOME

	Year ended December 31
(In thousands except per share data)	2013	2012	2011
Interest income
Interest and fees on loans	$441,314	$393,548	$314,753
Securities	3,015	4,688	6,458
Federal funds sold	65	13	37
Deposits in other banks	231	208	352

Total interest income	444,625	398,457	321,600
Interest expense
Deposits	14,030	13,644	14,950
Federal funds purchased	686	979	602
Repurchase agreements	18	13	10
Other borrowings	515	2,149	528
Subordinated notes	7,327	2,037	—
Trust preferred subordinated debentures	2,536	2,756	2,573

Total interest expense	25,112	21,578	18,663

Net interest income	419,513	376,879	302,937
Provision for credit losses	19,000	11,500	28,500

Net interest income after provision for credit losses	400,513	365,379	274,437
Non-interest income
Service charges on deposit accounts	6,783	6,605	6,480
Trust fee income	5,023	4,822	4,219
Bank owned life insurance (BOLI) income	1,917	2,168	2,095
Brokered loan fees	16,980	17,596	11,335
Swap fees	5,520	4,909	1,935
Other	7,801	6,940	6,168

Total non-interest income	44,024	43,040	32,232
Non-interest expense
Salaries and employee benefits	157,752	121,456	100,535
Net occupancy expense	16,821	14,852	13,657
Marketing	16,203	13,449	11,109
Legal and professional	18,104	17,557	14,996
Communications and technology	13,762	11,158	9,608
FDIC insurance assessment	8,057	5,568	7,543
Allowance and other carrying costs for OREO	1,788	9,075	9,586
Litigation settlement expense	(908)	4,000	—
Other	25,155	22,729	21,167

Total non-interest expense	256,734	219,844	188,201

Income from continuing operations before income taxes	187,803	188,575	118,468
Income tax expense	66,757	67,866	42,366

Income from continuing operations	121,046	120,709	76,102
Income (loss) from discontinued operations (after-tax)	5	(37)	(126)

Net income	121,051	120,672	75,976
Preferred stock dividends	7,394	—	—

Net income available to common shareholders	$113,657	$120,672	$75,976

Other comprehensive income
Change in unrealized gain on available-for-sale securities arising during period, before tax	$(2,529)	$(2,231)	$(974)
Income tax benefit related to unrealized loss on available-for-sale securities	(885)	(781)	(341)

Other comprehensive loss net of tax	(1,644)	(1,450)	(633)

Comprehensive income	$119,407	$119,222	$75,343

Basic earnings per common share
Income from continuing operations	$2.78	$3.09	$2.04
Net income	$2.78	$3.09	$2.03
Diluted earnings per common share
Income from continuing operations	$2.72	$3.01	$1.99
Net income	$2.72	$3.00	$1.98

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(In thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total
Balance at December 31, 2010	—	$—	36,957,104	$369	$336,796	$185,807	(417)	$(8)	$5,355	$528,319
Comprehensive income:
Net income	—	—	—	—	—	75,976	—	—	—	75,976
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $341	—	—	—	—	—	—	—	—	(633)	(633)

Total comprehensive income										75,343
Tax expense related to exercise of stock-based awards	—	—	—	—	3,139	—	—	—	—	3,139
Stock-based compensation expense recognized in earnings	—	—	—	—	7,340	—	—	—	—	7,340
Issuance of stock related to stock-based awards	—	—	709,604	7	2,183	—	—	—	—	2,190

Balance at December 31, 2011	—	—	37,666,708	376	349,458	261,783	(417)	(8)	4,722	616,331
Comprehensive income:
Net income	—	—	—	—	—	120,672	—	—	—	120,672
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $781	—	—	—	—	—	—	—	—	(1,450)	(1,450)

Total comprehensive income										119,222
Tax expense related to exercise of stock-based awards	—	—	—	—	7,769	—	—	—	—	7,769
Stock-based compensation expense recognized in earnings	—	—	—	—	5,578	—	—	—	—	5,578
Issuance of stock related to stock-based awards	—	—	761,288	8	347	—	—	—	—	355
Issuance of common stock	—	—	2,300,000	23	86,964	—	—	—	—	86,987

Balance at December 31, 2012	—	—	40,727,996	407	450,116	382,455	(417)	(8)	3,272	836,242
Comprehensive income:
Net income	—	—	—	—	—	121,051	—	—	—	121,051
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $885	—	—	—	—	—	—	—	—	(1,644)	(1,644)

Total comprehensive income										119,407
Tax expense related to exercise of stock-based awards	—	—	—	—	1,200	—	—	—	—	1,200
Stock-based compensation expense recognized in earnings	—	—	—	—	4,118	—	—	—	—	4,118
Issuance of preferred stock	6,000,000	150,000	—	—	(5,013)	—	—	—	—	144,987
Preferred stock dividend	—	—	—	—	—	(7,394)	—	—	—	(7,394)
Issuance of stock related to stock-based awards	—	—	272,452	3	(2,253)	—	—	—	—	(2,250)
Issuance of stock related to warrants	—	—	36,339	—	40	—	—	—	—	40

Balance at December 31, 2013	6,000,000	$150,000	41,036,787	$410	$448,208	$496,112	(417)	$(8)	$1,628	$1,096,350

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
(In thousands)	2013	2012	2011
Operating activities
Net income from continuing operations	$121,046	$120,709	$76,102
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Provision for credit losses	19,000	11,500	28,500
Deferred tax expense	(11,599)	(3,131)	(6,682)
Depreciation and amortization	11,480	9,437	9,103
Amortization on securities	22	38	78
Bank owned life insurance (BOLI) income	(1,917)	(2,168)	(2,095)
Stock-based compensation expense	20,953	12,018	7,340
Tax benefit from stock option exercises	1,200	7,769	3,139
Excess tax benefits from stock-based compensation arrangements	(3,427)	(22,197)	(8,970)
Gain on sale of assets	(931)	(917)	(80)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	31,002	(61,334)	(63,247)
Accrued interest payable and other liabilities	2,308	3,066	32,694

Net cash provided by operating activities of continuing operations	189,137	74,790	75,882
Net cash provided by (used in) operating activities of discontinued operations	13	54	(29)

Net cash provided by operating activities	189,150	74,844	75,853
Investing activities
Purchases of available-for-sale securities	(2)	(13)	(10,000)
Maturities and calls of available-for-sale securities	15,890	14,260	8,240
Principal payments received on available-for-sale securities	18,542	27,000	42,421
Originations of mortgage finance loans	(51,087,328)	(51,110,692)	(27,234,509)
Proceeds from pay-offs of mortgage finance loans	51,478,335	50,015,503	26,348,634
Net increase in loans held for investment, excluding mortgage finance loans	(1,706,505)	(1,220,626)	(890,753)
Purchase of premises and equipment, net	(4,029)	(3,538)	(3,286)
Proceeds from sale of foreclosed assets	11,667	14,921	23,329
Cash paid for acquisition	(2,445)	—	(11,482)

Net cash used in investing activities of continuing operations	(1,275,875)	(2,263,185)	(1,727,406)
Financing activities
Net increase in deposits	1,816,575	1,884,547	100,856
Proceeds (costs) from issuance of stock related to stock-based awards and warrants	(2,210)	355	2,190
Net proceeds from issuance of common stock	—	86,987	—
Net proceeds from issuance of preferred stock	144,987	—	—
Preferred dividends paid	(6,960)	—	—
Net increase (decrease) in other borrowings	(797,002)	318,115	1,341,761
Excess tax benefits from stock-based compensation arrangements	3,427	22,197	8,970
Net increase (decrease) in federal funds purchased	(124,529)	(139,070)	128,468
Issuance of subordinated notes	—	111,000	—

Net cash provided by financing activities of continuing operations	1,034,288	2,284,131	1,582,245

Net increase (decrease) in cash and cash equivalents	(52,437)	95,790	(69,308)
Cash and cash equivalents at beginning of period	206,348	110,558	179,866

Cash and cash equivalents at end of period	$153,911	$206,348	$110,558

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$24,962	$21,527	$20,643
Cash paid during the period for income taxes	77,635	69,095	32,127
Transfers from loans/leases to OREO and other repossessed assets	1,331	3,489	24,327

See accompanying notes to consolidated financial statements.

(1) Operations and Summary of Significant Accounting Policies

Organization and Nature of Business

Texas Capital Bancshares, Inc. (“the Company”), a Delaware corporation, was incorporated in November 1996 and commenced doing business in March 1998, but did not commence banking operations until December 1998. The consolidated financial statements of the Company include the accounts of Texas Capital Bancshares, Inc. and its wholly owned subsidiary, Texas Capital Bank, N.A. (“the Bank”). The Bank currently provides commercial banking services to its customers largely in Texas and concentrates on middle market commercial businesses and successful professionals and entrepreneurs.

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

Correction of an Error in the Financial Statements

We determined during the fourth quarter of 2013 that purchases and sales of mortgage finance loan interests that had been reported on our consolidated statements of cash flows as cash flows from operating activities should have been reported as investing activities because the related asset balances should have been reported as held for investment rather than held for sale on our consolidated balance sheets.

We have corrected the classification of these assets on the consolidated balance sheets to reflect them as held for investment. We have corrected the previously presented cash flows for these loans and in doing so the consolidated statements of cash flows for 2012 and 2011 were adjusted to increase net cash flows from operating activities by $1.1 billion and $885.9 million, respectively, with corresponding decreases in net cash flows from investing activities. The change does not impact our reported earnings as we do not believe any reserve for loan losses relating to the mortgage finance portfolio is necessary based upon the risk profile of the assets and the less than one basis point loss experience of the program over the last ten years. This reclassification does not change total loans or total assets on our consolidated balance sheets. We have evaluated the effect of the incorrect presentation, both qualitatively and quantitatively, and concluded that it did not materially misstate our previously issued financial statements.

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

All securities are available-for-sale as of December 31, 2013 and 2012.

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

Loans held for investment includes legal ownership interests in mortgage loans that we purchase through our mortgage warehouse lending division. The ownership interests are purchased from unaffiliated mortgage originators who are seeking additional funding through sale of the undivided ownership interests to facilitate their ability to originate loans. The mortgage originator has no obligation to offer and we have no obligation to purchase these interests. The originator closes mortgage loans consistent with underwriting standards established by approved investors, and, at the time of the sale to the investor, our ownership interest and that of the originator are delivered by us to the investor selected by the originator and approved by us. We typically purchase up to a 99% ownership interest in each mortgage with the originator owning the remaining percentage. These mortgage ownership interests are held by us for an interim period, usually less than 30 days and more typically 10-20 days. Because of conditions in agreements with originators designed to reduce transaction risks, under Accounting Standards Codification 860, Transfers and Servicing of Financial Assets (“ASC 860”), the ownership interests do not qualify as participating interests. Under ASC 860, the ownership interests are deemed to be loans to the originators and payments we receive from investors are deemed to be payments made by or on behalf of the originator to repay the loan deemed made to the originator. Because we have an actual, legal ownership interest in the underlying residential mortgage loan, these interests are not extensions of credit to the originators that are secured by the mortgage loans as collateral.

Due to market conditions or events of default by the investor or the originator, we could be required to purchase the remaining interests in the mortgage loans and hold them beyond the expected 10-20 days. Mortgage loans acquired under these conditions could require future allocations of the allowance for loan losses or be subject to charge off in the event the loans become impaired. Mortgage loan interests purchased and disposed of as expected receive no allocation of the allowance for loan losses due to the minimal loss experience with these assets.

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

Stock-based Compensation

We account for all stock-based compensation transactions in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”), which requires that stock compensation transactions be recognized as compensation expense in the statement of operations based on their fair values on the measurement date, which is the date of the grant.

Accumulated Other Comprehensive Income

Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income (loss), net. Accumulated comprehensive income (loss), net for the three years ended December 31, 2013 is reported in the accompanying consolidated statements of changes in stockholders’ equity.

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

(2) Securities

The following is a summary of securities (in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$38,786	$2,676	$—	$41,462
Municipals	14,401	104	—	14,505
Equity securities(1)	7,522	—	(275)	7,247

	$60,709	$2,780	$(275)	$63,214

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$57,342	$4,239	$—	$61,581
Corporate securities	5,000	80	—	5,080
Municipals	25,300	594	—	25,894
Equity securities(1)	7,519	121	—	7,640

	$95,161	$5,034	$—	$100,195

(1)	Equity securities consist of Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands, except percentage data):

	December 31, 2013
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$238	$14,720	$7,718	$16,110	$38,786
Estimated fair value	252	15,641	8,456	17,113	41,462
Weighted average yield(3)	4.32%	4.78%	5.56%	2.40%	3.94%
Municipals:(2)
Amortized cost	7,749	6,652	—	—	14,401
Estimated fair value	7,818	6,687	—	—	14,505
Weighted average yield(3)	5.76%	5.71%	0.00%	—	5.73%
Equity securities:(4)
Amortized cost	7,522	—	—	—	7,522
Estimated fair value	7,247	—	—	—	7,247

Total available-for-sale securities:
Amortized cost					$60,709

Estimated fair value					$63,214

	December 31, 2012
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$656	$5,698	$23,111	$27,877	$57,342
Estimated fair value	690	6,113	24,948	29,830	61,581
Weighted average yield(3)	4.20%	5.29%	4.86%	3.41%	4.19%
Corporate securities:
Amortized cost	—	5,000	—	—	5,000
Estimated fair value	—	5,080	—	—	5,080
Weighted average yield(3)	—	7.38%	—	—	7.38%
Municipals:(2)
Amortized cost	6,575	16,448	2,277	—	25,300
Estimated fair value	6,646	16,895	2,353	—	25,894
Weighted average yield(3)	5.75%	5.66%	6.01%	—	5.72%
Equity securities:(4)
Amortized cost	7,519	—	—	—	7,519
Estimated fair value	7,640	—	—	—	7,640

Total available-for-sale securities:
Amortized cost					$95,161

Estimated fair value					$100,195

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The average expected life of the mortgage-backed securities was 1.4 years at December 31, 2013 and 1.6 years at December 31, 2012.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

(4)	These equity securities do not have a stated maturity.

Securities with carrying values of approximately $45,993,000 and $45,449,000 were pledged to secure certain borrowings and deposits at December 31, 2013 and 2012, respectively. See Note 8 for discussion of securities securing borrowings. Of the pledged securities at December 31, 2013 and 2012, approximately $8,273,000 and $21,500,000, respectively, were pledged for certain deposits.

The following table discloses, as of December 31, 2013, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$7,247	$(275)	$—	$—	$7,247	$(275)

At December 31, 2013, there was one investment position in an unrealized loss position. This security is a publicly traded equity fund and is subject to market pricing volatility. We do not believe that these unrealized losses are “other than temporary.” We have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation have the ability and intent to hold the investment until recovery of fair value. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on this security.

At December 31, 2012, we did not have any investment securities in an unrealized loss position.

Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income (loss), net. We had comprehensive income of $119.4 million for the year ended December 31, 2013 and comprehensive income of $119.2 million for the year ended December 31, 2012. Comprehensive income during the years ended December 31, 2013 and 2012 included a net after-tax loss of $1.6 million and $1.5 million, respectively, due to changes in the net unrealized gains/losses on securities available-for-sale.

(3) Loans

Loans held for investment are summarized by category as follows (in thousands):

	December 31
	2013	2012
Commercial	$5,020,565	$4,106,419
Mortgage finance	2,784,265	3,175,272
Construction	1,262,905	737,637
Real estate	2,146,228	1,892,451
Consumer	15,350	19,493
Equipment leases	93,160	69,470

Gross loans held for investment	11,322,473	10,000,742
Deferred income (net of direct origination costs)	(51,899)	(39,935)
Allowance for loan losses	(87,604)	(74,337)

Total	$11,182,970	$9,886,470

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

Mortgage finance loans.    Our mortgage finance loans consist of ownership interests purchased in single-family residential mortgages funded through our warehouse lending group. These loans are typically on our balance sheet for 10 to 20 days or less. We have agreements with mortgage lenders and purchase interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans.

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

As of December 31, 2013, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.

At December 31, 2013, we had a blanket floating lien based on certain real estate loans used as collateral for FHLB borrowings.

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

The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and nonaccrual status as of December 31, 2013 and 2012 (in thousands):

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
December 31,2013
Grade:
Pass	$4,908,944	$2,784,265	$1,261,995	$2,099,450	$15,251	$89,317	$11,159,222
Special mention	24,132	—	102	6,338	—	51	30,623
Substandard- accruing	74,593	—	103	21,770	45	3,742	100,253
Non-accrual	12,896	—	705	18,670	54	50	32,375

Total loans held for investment	$5,020,565	$2,784,265	$1,262,905	$2,146,228	$15,350	$93,160	$11,322,473

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
December 31, 2012
Grade:
Pass	$4,013,538	$3,175,272	$703,673	$1,816,027	$19,436	$68,327	$9,796,273
Special mention	33,137	—	11,957	12,461	—	919	58,474
Substandard-accruing	44,371	—	4,790	40,897	—	104	90,162
Non-accrual	15,373	—	17,217	23,066	57	120	55,833

Total loans held for investment	$4,106,419	$3,175,272	$737,637	$1,892,451	$19,493	$69,470	$10,000,742

The following table details activity in the reserve for loan losses by portfolio segment for the years ended December 31, 2013 and 2012. Allocation of a portion of the reserve to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Unallocated	Total
December 31, 2013 (in thousands)
Beginning balance	$21,547	$—	$12,097	$30,893	$226	$2,460	$7,114	$74,337
Provision for loan losses	23,693	—	2,456	(6,809)	(105)	325	(1,395)	18,165
Charge-offs	6,575	—	—	144	45	2	—	6,766
Recoveries	1,203	—	—	270	73	322	—	1,868

Net charge-offs (recoveries)	5,372	—	—	(126)	(28)	(320)	—	4,898

Ending balance	$39,868	$—	$14,553	$24,210	$149	$3,105	$5,719	$87,604

Period end amount allocated to:
Loans individually evaluated for impairment	$2,015	$—	$—	$1,143	$8	$8	$—	$3,174
Loans collectively evaluated for impairment	37,853	—	14,553	23,067	141	3,097	5,719	84,430

Ending balance	$39,868	$—	$14,553	$24,210	$149	$3,105	$5,719	$87,604

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Unallocated	Total
December 31, 2012 (in thousands)
Beginning balance	$17,337	$—	$7,845	$33,721	$223	$2,356	$8,813	$70,295
Provision for loan losses	10,086	—	4,242	(2,741)	19	200	(1,699)	10,107
Charge-offs	6,708	—	—	899	49	204	—	7,860
Recoveries	832	—	10	812	33	108	—	1,795

Net charge-offs (recoveries)	5,876	—	(10)	87	16	96	—	6,065

Ending balance	$21,547	$—	$12,097	$30,893	$226	$2,460	$7,114	$74,337

Period end amount allocated to:
Loans individually evaluated for impairment	$2,983	$—	$14	$899	$16	$18	$—	$3,930
Loans collectively evaluated for impairment	18,564	—	12,083	29,994	210	2,442	7,114	70,407

Ending balance	$21,547	$—	$12,097	$30,893	$226	$2,460	$7,114	$74,337

Our recorded investment in loans as of December 31, 2013 and 2012 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows (in thousands):

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Lease	Total
December 31, 2013
Loans individually evaluated for impairment	$15,140	$—	$705	$24,027	$54	$50	$39,976
Loans collectively evaluated for impairment	5,005,425	2,784,265	1,262,200	2,122,201	15,296	93,110	11,282,497

Total	$5,020,565	$2,784,265	$1,262,905	$2,146,228	$15,350	$93,160	$11,322,473

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Lease	Total
December 31, 2012
Loans individually evaluated for impairment	$15,373	$—	$18,179	$32,512	$57	$120	$66,241
Loans collectively evaluated for impairment	4,091,046	3,175,272	719,458	1,859,939	19,436	69,350	9,934,501

Total	$4,106,419	$3,175,272	$737,637	$1,892,451	$19,493	$69,470	$10,000,742

We have traditionally maintained an unallocated reserve component to allow for uncertainty in economic and other conditions affecting the quality of the loan portfolio. The unallocated portion of our loan loss reserve has decreased since December 31, 2012. We believe the level of unallocated reserves at December 31, 2013 is warranted due to the continued uncertain economic environment which has produced more frequent losses, including those resulting from fraud by borrowers. Our methodology used to calculate the allowance considers historical losses, however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy.

Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. We recognized $2.4 million in interest income on non-accrual loans during 2013 compared to $2.6 million in 2012 and $2.2 million in 2011. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2013, 2012 and 2011 totaled $2.5 million, $2.4 million and $5.9 million, respectively. As of December 31, 2013, none of our non-accrual loans were earning on a cash basis. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The table below summarizes our non-accrual loans by type and purpose as of December 31, 2013 (in thousands):

Commercial
Business loans	$12,896
Construction
Market risk	705
Real estate
Market risk	15,607
Commercial	508
Secured by 1-4 family	2,555
Consumer	54
Leases	50

Total non-accrual loans	$32,375

As of December 31, 2013, non-accrual loans included in the table above included $17.8 million related to loans that met the criteria for restructured.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. In accordance with FASB ASC 310 Receivables, we have included accruing restructured loans in our impaired loan totals. The following tables detail our impaired loans, by portfolio class as of December 31, 2013 and 2012 (in thousands):

December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$2,005	$2,005	$—	$4,265	$—
Energy loans	1,614	3,443	—	969	—
Construction
Market risk	705	705	—	3,111	114
Real estate
Market risk	13,524	13,524	—	9,796	—
Commercial	508	508	—	5,458	—
Secured by 1-4 family	1,320	1,320	—	2,464	—
Consumer	—	—	—	—	—
Equipment leases	—	—	—	—	—

Total impaired loans with no allowance recorded	$19,676	$21,505	$—	$26,063	$114

With an allowance recorded:
Commercial
Business loans	$11,060	$12,425	$1,946	$14,240	$—
Energy loans	460	460	69	913	—
Construction
Market risk	—	—	—	160	—
Real estate
Market risk	6,289	6,289	822	7,912	—
Commercial	—	—	—	477	—
Secured by 1-4 family	2,387	2,387	321	914	—
Consumer	54	54	8	43	—
Equipment leases	50	50	8	72	—

Total impaired loans with an allowance recorded	$20,300	$21,665	$3,174	$24,731	$—

Combined:
Commercial
Business loans	$13,065	$14,430	$1,946	$18,505	$—
Energy loans	2,074	3,903	69	1,882	—
Construction
Market risk	705	705	—	3,271	114
Real estate
Market risk	19,813	19,813	822	17,708	—
Commercial	508	508	—	5,935	—
Secured by 1-4 family	3,707	3,707	321	3,378	—
Consumer	54	54	8	43	—
Equipment leases	50	50	8	72	—

Total impaired loans	$39,976	$43,170	$3,174	$50,794	$114

December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$2,938	$2,938	$—	$1,409	$—
Construction
Market risk	17,217	17,217	—	18,571	677
Real estate
Market risk	9,061	9,061	—	7,944	—
Commercial	6,604	6,604	—	6,451	—
Secured by 1-4 family	2,632	2,632	—	1,827	—
Consumer	—	—	—	—	—
Equipment leases	—	—	—	—	—

Total impaired loans with no allowance recorded	$38,452	$38,452	$—	$36,202	$677

With an allowance recorded:
Commercial
Business loans	$12,435	$18,391	$2,983	$15,484	$—
Construction
Market risk	962	962	14	321	—
Real estate
Market risk	11,439	11,439	535	11,811	—
Commercial	2,013	2,013	89	671	—
Secured by 1-4 family	763	763	275	1,632	—
Consumer	57	57	16	59	—
Equipment leases	120	120	18	182	—

Total impaired loans with an allowance recorded	$27,789	$33,745	$3,930	$30,160	$—

Combined:
Commercial
Business loans	$15,373	$21,329	$2,983	$16,893	$—
Construction
Market risk	18,179	18,179	14	18,892	677
Real estate
Market risk	20,500	20,500	535	19,755	—
Commercial	8,617	8,617	89	7,122	—
Secured by 1-4 family	3,395	3,395	275	3,459	—
Consumer	57	57	16	59	—
Equipment leases	120	120	18	182	—

Total impaired loans	$66,241	$72,197	$3,930	$66,362	$677

Average impaired loans outstanding during the years ended December 31, 2013, 2012 and 2011 totaled $40.0 million, $66.4 million and $71.0 million respectively.

The table below provides an age analysis of our past due loans that are still accruing as of December 31, 2013 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total(1)
Commercial
Business loans	$29,946	$7,683	$7,528	$45,157	$4,027,409	$4,072,566
Energy	5,239	1,092	—	6,331	928,772	935,103
Mortgage finance loans	—	—	—	—	2,784,265	2,784,265
Construction
Market risk	1	—	103	104	1,245,388	1,245,492
Secured by 1-4 family	—	—	—	—	16,708	16,708
Real estate
Market risk	6,013	3,100	—	9,113	1,623,706	1,632,819
Commercial	15,024	—	—	15,024	387,856	402,880
Secured by 1-4 family	2,607	266	1,694	4,567	87,292	91,859
Consumer	37	177	—	214	15,082	15,296
Equipment leases	189	—	—	189	92,921	93,110

Total loans held for investment	$59,056	$12,318	$9,325	$80,699	$11,209,399	$11,290,098

(1)	Loans past due 90 days and still accruing includes premium finance loans of $3.8 million. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or either forgiveness of either principal or accrued interest. As of December 31, 2013, we have $1.9 million in loans considered restructured that are not on nonaccrual. These loans do not have unfunded commitments at December 31, 2013. Of the nonaccrual loans at December 31, 2013, $17.8 million met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with modified terms in calendar years after the year of the restructure.

The following tables summarize, as of December 31, 2013 and 2012, loans that have been restructured during 2013 and 2012 (in thousands):

December 31, 2013
	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Commercial business loans	3	$10,823	$8,921
Real estate market risk	1	892	874

Total new restructured loans in 2012	4	$11,715	$9,795

December 31, 2012
	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Commercial business loans	3	$7,140	$7,103
Real estate market risk	2	1,726	1,147
Real estate — 1-4 family	1	1,424	1,393

Total new restructured loans in 2012	6	$10,290	$9,643

The restructured loans generally include terms to temporarily place loan on interest only, extend the payment terms or reduce the interest rate. We have not forgiven any principal on the above loans. The $1.9 million decrease in the post-restructuring recorded investment compared to the pre-restructuring recorded investment is due to $1.4 million in charge-offs and $554,000 in paydowns. At December 31, 2013, $8.1 million of the above loans restructured in 2013 are on non-accrual. The restructuring of the loans did not have a significant impact on our allowance for loan losses at December 31, 2013 or 2012.

The following table provides information on how loans were modified as a restructured loan during the year ended December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Extended maturity	$874	$1,913
Adjusted payment schedule	—	1,393
Combination of maturity extension and payment schedule adjustment	8,921	6,337

Total	$9,795	$9,643

As of December 31, 2013, none of the loans that were restructured within the last 12 months have subsequently defaulted.

(4) OREO and Valuation Allowance for Losses on OREO

The table below presents a summary of the activity related to OREO (in thousands):

	Year ended December 31
	2013	2012	2011
Beginning balance	$15,991	$34,077	$42,261
Additions	1,331	3,434	22,180
Sales	(11,292)	(14,637)	(23,566)
Valuation allowance for OREO	958	(4,488)	(3,922)
Direct write-downs	(1,878)	(2,395)	(2,876)

Ending balance	$5,110	$15,991	$34,077

(5) Goodwill and Other Intangible Assets

In May 2013, we acquired the assets of a premium finance company and recorded a total intangible asset of $2.1 million. Of this total, $954,000 was allocated to goodwill, $554,000 to customer relationships, $457,000 to developed technology and $98,000 to trade name. The $554,00 customer relationship intangible will be amortized over 14 years, the $457,000 technology intangible will be amortized over 7 years, and the $98,000 intangible related to the trade name was determined to have an indefinite life.

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

Goodwill and other intangible assets at December 31, 2013 and 2012 are summarized as follows (in thousands):

	Gross Goodwill and Intangible Assets	Accumulated Amortization	Net Goodwill and Intangible Assets
December 31, 2013
Goodwill	$15,370	$(374)	$14,996
Intangible assets—customer relationships and trademarks	9,104	(2,814)	6,290

Total goodwill and intangible assets	$24,474	$(3,188)	$21,286

December 31, 2012
Goodwill	$14,416	$(374)	$14,042
Intangible assets—customer relationships and trademarks	7,996	(2,155)	5,841

Total goodwill and intangible assets	$22,412	$(2,529)	$19,883

Amortization expense related to intangible assets totaled $660,000 in 2013, $597,000 in 2012 and $485,000 in 2011. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2013 is as follows (in thousands):

2014	$699
2015	598
2016	501
2017	473
2018	473
Thereafter	3,546

$6,290

(6) Premises and Equipment

Premises and equipment at December 31, 2013 and 2012 are summarized as follows (in thousands):

	December 31
	2013	2012
Premises	$14,113	$12,950
Furniture and equipment	28,865	26,478

	42,978	39,428
Accumulated depreciation	(31,496)	(27,983)

Total premises and equipment, net	$11,482	$11,445

Depreciation expense for the above premises and equipment was approximately $3,992,000, $3,550,000 and $3,397,000 in 2013, 2012 and 2011, respectively.

(7) Deposits

Deposits at December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Non-interest bearing demand deposits	$3,347,567	$2,535,375
Interest-bearing deposits
Transaction	792,186	979,642
Savings	4,414,680	3,170,401
Time	372,639	426,077
Deposits in foreign branches	330,307	329,309

Total interest-bearing deposits	5,909,812	4,905,429

Total deposits	$9,257,379	$7,440,804

The scheduled maturities of interest bearing time deposits are as follows at December 31, 2013 (in thousands):

2014	$343,654
2015	25,599
2016	1,105
2017	2,041
2018	167
2019 and after	73

$372,639

At December 31, 2013 and 2012, the Bank had approximately $27,139,000 and $30,310,000, respectively, in deposits from related parties, including directors, stockholders, and their related affiliates on terms similar to those from third parties.

At December 31, 2013 and 2012, interest bearing time deposits, including deposits in foreign branches, of $100,000 or more were approximately $652,350,000 and $719,815,000, respectively.

(8) Borrowing Arrangements

The following table summarizes our borrowings at December 31, 2013, 2012 and 2011 (in thousands):

	2013		2012		2011
	Balance	Rate(3)	Balance	Rate(3)	Balance	Rate(3)
Federal funds purchased(4)	$148,650	0.22%	$273,179	0.26%	$412,249	0.27%
Customer repurchase agreements(1)	21,954	0.31%	23,936	0.04%	23,801	0.06%
FHLB borrowings(2)	840,026	0.12%	1,650,046	0.09%	1,200,066	0.14%
Line of credit	15,000	2.65%	—	—	—	—
Fed borrowings	—	—	—	—	132,000	0.75%
Subordinated notes	111,000	6.50%	111,000	6.50%	—	—
Trust preferred subordinated debentures	113,406	2.17%	113,406	2.24%	113,406	2.48%

Total borrowings	$1,250,036		$2,171,567		$1,881,522

Maximum outstanding at any month end	$1,859,036		$2,432,945		$1,986,324

(1)	Securities pledged for customer repurchase agreements were $37.7 million, $23.9 million and $28.3 million at December 31, 2013, 2012 and 2011, respectively.

(2)	FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans and also certain pledged securities. The weighted-average interest rate for the years ended December 31, 2013, 2012 and 2011 was 0.14%, 0.16% and 0.11%, respectively. The average balance of FHLB borrowings for the years ended December 31, 2013, 2012 and 2011 was $370.0 million, $1.2 billion and $462.5 million, respectively.

(3)	Interest rate as of period end.

(4)	The weighted-average interest rate on federal funds purchased for the years ended December 31, 2013, 2012 and 2011 was 0.27%, 0.28% and 0.25%, respectively. The average balance of federal funds purchased for the years ended December 31, 2013, 2012 and 2011 was $254.3 million, $350.8 million and $238.5 million, respectively.

The following table summarizes our other borrowing capacities in addition to balances outstanding at December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
FHLB borrowing capacity relating to loans	$693,302	$267,542	$4,524
FHLB borrowing capacity relating to securities	8,482	33,204	15,909

Total FHLB borrowing capacity	$701,784	$300,746	$20,433

Unused federal funds lines available from commercial banks	$890,000	$706,000	$390,720

At December 31, 2012, we had an existing non-revolving amortizing line of credit with $35.0 million of unused capacity. During 2013, we modified the line of credit to increase the capacity to $100.0 million that matures on December 15, 2014. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. As of December 31, 2013, $15.0 million in borrowings were outstanding.

The scheduled maturities of our borrowings at December 31, 2013, were as follows (in thousands):

	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Federal funds purchased(1)	$148,650	$—	$—	$—	$148,650
Customer repurchase agreements(1)	21,954	—	—	—	21,954
FHLB borrowings(1)	840,000	26	—	—	840,026
Line of credit	15,000	—	—	—	15,000
Subordinated notes(1)	—	—	—	111,000	111,000
Trust preferred subordinated debentures(1)	—	—	—	113,406	113,406

Total borrowings	$1,025,604	$26	$—	$224,406	$1,250,036

(1)	Excludes interest.

(9) Long-Term Debt

From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued floating rate trust preferred securities in various private offerings totaling $113.4 million. As of December 31, 2013, the details of the trust preferred subordinated debentures are summarized below (in thousands):

	Texas Capital Bancshares Statutory Trust I	Texas Capital Statutory Trust II	Texas Capital Statutory Trust III	Texas Capital Statutory Trust IV	Texas Capital Statutory Trust V
Date issued	November 19, 2002	April 10, 2003	October 6, 2005	April 28, 2006	September 29, 2006
Trust preferred securities issued	$ 10,310	$10,310	$25,774	$25,774	$41,238
Floating or fixed rate securities	Floating	Floating	Floating	Floating	Floating
Interest rate on subordinated debentures	3 month LIBOR + 3.35%	3 month LIBOR + 3.25%	3 month LIBOR + 1.51%	3 month LIBOR + 1.60%	3 month LIBOR + 1.71%
Maturity date	November 2032	April 2033	December 2035	June 2036	December 2036

On September 21, 2012, we issued $111.0 million of subordinated notes. The notes mature in September 2042 and bear interest at a rate of 6.50% per annum, payable quarterly. The indenture governing the notes contains customary covenants and restrictions.

Interest payments on all long-term debt are deductible for federal income tax purposes.

Because our bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

(10) Income Taxes

We have a gross deferred tax asset of $60.2 million and $51.1 million at December 31, 2013 and 2012, respectively, which relates primarily to our allowance for loan losses, loan origination fees and stock compensation. Management believes it is more likely than not that all of the deferred tax assets will be realized. Our net deferred tax asset is included in other assets in the consolidated balance sheet.

Income tax expense/(benefit) consists of the following for the years ended (in thousands):

	Year ended December 31
	2013	2012	2011
Current:
Federal	$76,481	$69,092	$47,799
State	1,878	1,885	1,183

Total	$78,359	$70,977	$48,982

Deferred
Federal	$(11,599)	$(3,131)	$(6,927)
State	—	—	245

Total	$(11,599)	$(3,131)	$(6,682)

Total expense
Federal	$64,882	$65,961	$40,872
State	1,878	1,885	1,428

Total	$66,760	$67,846	$42,300

The following table shows the breakdown of total income tax expense for continuing operations and discontinued operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Total expense (benefit):
From continuing operations	$66,757	$67,866	$42,366
From discontinued operations	3	(20)	(66)

Total	$66,760	$67,846	$42,300

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31
	2013	2012
Deferred tax assets:
Allowance for credit losses	$32,752	$27,725
Loan origination fees	11,580	8,991
Stock compensation	10,786	5,777
Mark to market on mortgage loans	220	245
Reserve for potential mortgage loan repurchases	20	20
Non-accrual interest	1,907	2,739
Deferred lease expense	1,316	957
OREO valuation allowance	499	3,168
Other	1,157	1,452

Total deferred tax assets	60,237	51,074
Deferred tax liabilities:
Loan origination costs	(1,048)	(1,113)
Leases	(6,587)	(9,077)
Depreciation	(1,183)	(1,077)
Unrealized gain on securities	(877)	(1,762)
Other	(1,819)	(1,769)

Total deferred tax liabilities	(11,514)	(14,798)

Net deferred tax asset	$48,723	$36,276

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

We file income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2011.

The reconciliation of income attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

	Year ended December 31
	2013	2012	2011
Tax at U.S. statutory rate	35%	35%	35%
State taxes	1%	1%	1%
Non-deductible expenses	1%	1%	1%
Non-taxable income	(1)%	(1)%	(1)%

Total	36%	36%	36%

(11) Employee Benefits

We have a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan permits our employees to defer a portion of their compensation. Matching contributions may be made in amounts and at times determined by the Company. We contributed approximately $3.7 million, $2.7 million, and $819,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Employees are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options.

During 2000, we implemented an Employee Stock Purchase Plan (“ESPP”). Employees are eligible for the plan when they have met certain requirements concerning period of credited service and minimum hours worked. Eligible employees may contribute a minimum of 1% to a maximum of 10% of eligible compensation up to the Section 423 of the Internal Revenue Code limit of $25,000. During January 2006, a plan (“2006 ESPP”) was adopted that allocated 400,000 shares to the plan. The 2006 ESPP was approved by stockholders at the 2006 annual meeting. As of December 31, 2013, 2012 and 2011, 93,388, 85,013 and 76,561 shares had been purchased on behalf of the employees under the 2006 ESPP.

As of December 31, 2012, we have three stock option plans, the 1999 Stock Omnibus Plan (“1999 Plan”), the 2005 Long-Term Incentive Plan (“2005 Plan”) and the 2010 Long-Term Incentive Plan (“2010 Plan”). The 1999 Plan is no longer available for grants of equity based compensation; however, options to purchase shares previously issued under the plan will remain outstanding and be subject to administration by our board of directors. Under both the 2005 and 2010 Plans, equity-based compensation grants were made by the board of directors, or its designated committee. Grants are subject to vesting requirements. Under the 2005 and 2010 Plans, we may grant, among other things, nonqualified stock options, incentive stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), cash-based performance units or any combination thereof. Both Plans include grants for employees and directors. Totals shares authorized under the 2005 plan are 1,500,000, with 700,000 authorized under the 2010 Plan. Total shares which may be issued under the 2005 Plan at December 31, 2013, 2012 and 2011 were 43,495, 26,615 and 15,865, respectively. Total shares which may be issued under the 2010 Plan at December 31, 2013, 2012 and 2011 were 218,820, 363,020 and 431,200, respectively.

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

The fair value of the options and stock appreciation rights were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2013	2012	2011
Risk-free rate	1.17%	0.76%	1.83%
Market price volatility factor	0.409	0.404	0.414
Weighted-average expected life of options	5 years	5 years	5 years

Market price volatility and expected life of options is based on historical data and other factors.

A summary of our stock option activity and related information for 2013, 2012 and 2011 is as follows:

	December 31, 2013		December 31, 2012		December 31, 2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	174,062	$13.51	569,410	$13.02	943,820	$12.62
Options exercised	(119,162)	11.14	(391,348)	12.74	(374,410)	12.00
Options forfeited	—	—	(4,000)	19.37	—	—

Options outstanding at year-end	54,900	$18.65	174,062	$13.51	569,410	$13.02

Options vested and exercisable at year-end	54,900	$18.65	174,062	$13.51	569,410	$13.02
Intrinsic value of options vested and exercisable	$2,391,014		$5,450,620		$10,015,721
Weighted average remaining contractual life of options vested and exercisable (in years)		0.97		1.15		2.06
Intrinsic value of options exercised	$4,176,787		$10,246,387		$5,496,861
Weighted average remaining contractual life of options currently outstanding (in years)		0.97		1.15		2.06

There was no expense related to stock option awards in 2013, 2012 and 2011. No stock options were granted in 2013, 2012 or 2011.

In connection with the 2005 Long-term Incentive Plan, stock appreciation rights were issued in 2013, 2012 and 2011. These rights are service-based and generally vest over a period of five years.

	December 31, 2013		December 31, 2012		December 31, 2011
	SARs	Weighted Average Exercise Price	SARs / PSARs	Weighted Average Exercise Price	SARs / PSARs	Weighted Average Exercise Price
SARs outstanding at beginning of year	640,220	$20.90	983,700	$19.56	1,213,257	$19.42
SARs granted	53,500	43.73	36,000	44.94	33,000	24.70
SARs exercised	(134,271)	19.21	(345,480)	19.44	(236,610)	19.86
SARs forfeited	(22,300)	18.99	(34,000)	24.79	(25,947)	16.56

SARs outstanding at year-end	537,149	$23.68	640,220	$20.90	983,700	$19.56

SARs vested and exercisable at year-end	384,974	$20.64	446,970	$20.41	687,175	$20.29
Weighted average remaining contractual life of SARs vested		3.46		4.25		5.24
Compensation expense	$564,000		$704,000		$1,272,000
Weighted average fair value of SARs granted during 2013, 2012 and 2011 (in years)		$16.26		$16.21		$9.54
Fair value of shares vested during the year	$566,341		$758,543		$1,612,435
Weighted average remaining contractual life of SARs currently outstanding (in years)		4.68		5.19		5.95

As of December 31, 2013, 2012 and 2011, the intrinsic value of SARs vested was $16.0 million, $10.9 million and $7.1 million, respectively. As of December 31, 2011 the intrinsic value of SARs vested was negative as the December 31, 2011 market prices were lower than the grant price of the SARs.

The following table summarizes the status of and changes in our nonvested restricted stock units:

	Non-Vested Stock Awards Outstanding
	Number of Shares	Weighted- Average Grant- Date Fair Value
Balance, January 1, 2011	897,351	$14.64
Granted	165,891	24.77
Vested and issued	(364,065)	16.07
Forfeited	(37,685)	18.70

Balance, December 31, 2011	661,492	17.44
Granted	105,000	39.89
Vested and issued	(311,410)	18.82
Forfeited	(43,163)	25.25

Balance, December 31, 2012	411,919	23.80
Granted	163,500	45.35
Vested and issued	(151,480)	20.47
Forfeited	(20,200)	24.96

Balance, December 31, 2013	403,739	$33.72

The RSUs granted during 2013, 2012 and 2011 vest over four to five years. Compensation cost for restricted stock units was $3,551,000, $4,875,000, $6,068,000 for years ended December 31, 2013, 2012 and 2011, respectively. The weighted average remaining contractual life of RSUs currently outstanding is 8.20 years.

Total compensation cost for all share-based arrangements, net of taxes, was $2,677,000, $3,626,000 and $4,771,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Unrecognized stock-based compensation expense related to SAR grants issued through December 31, 2013 was $1.5 million. At December 31, 2013, the weighted average period over which this unrecognized expense was expected to be recognized was 3.6 years. Unrecognized stock-based compensation expense related to RSU grants through December 31, 2013 was $11.6 million. At December 31, 2013, the weighted average period over which this unrecognized expense was expected to be recognized was 3.7 years.

Cash flows from financing activities included $3,427,000, $22,197,000 and $8,970,000 in cash inflows from excess tax benefits related to stock compensation in 2013, 2012 and 2011, respectively. The tax benefit realized from stock options exercised is $5,840,000, $7,769,000 and $3,139,000 in 2013, 2012 and 2011, respectively.

Upon share option exercise, new shares are issued as opposed to treasury shares.

In connection with the 2010 Long-term Incentive Plan, a total of 173,035, 344,127 and 217,337 cash-based performance units were issued in 2013, 2012 and 2011, with a total of 616,620 outstanding at December 31, 2013. Of the outstanding units at December 31, 2013, 309,202 are service-based and vest over a period of five years. Additionally, 307,418 units contain both service and performance based vesting requirements: 25-40% of the units will vest on the third anniversary of the date of grant, and the balance will vest based on attainment of certain performance metrics developed by our Board of Directors’ Human Resources Committee. Since these units have a cash payout feature, they are accounted for under the liability method and the related expense is based on the stock price at period end. Compensation cost for the units was $17,287,000, $6,440,000 and $522,000 for the years ended December 31, 2013, 2012, and 2011 respectively. At December 31, 2013, the weighted average remaining contractual life of the units was 8.13 years. Of the $17, 287,000 compensation costs for 2013, approximately $4,618,000 related to a charge taken to reflect the financial effect of the planned organization changed announced during the second quarter of 2013 related to the retirement and transition of our CEO.

Total compensation cost for all cash-based arrangements, net of taxes, for the years ended December 31, 2013, 2012 and 2011 was $11,237,000, $4,186,000 and $339,000, respectively.

(12) Financial Instruments with Off-Balance Sheet Risk

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit that involve varying degrees of credit risk in excess of the amount recognized in the consolidated balance sheets. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the borrower.

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

At December 31, 2013 and 2012, commitments to extend credit and standby and commercial letters of credit were as follows (in thousands):

	December 31
	2013	2012
Commitments to extend credit	$3,674,391	$2,648,454
Standby letters of credit	145,662	83,429

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of December 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. As shown in the table below, the Company’s capital ratios exceed the regulatory definition of adequately capitalized as of December 31, 2013 and 2012. Based upon the information in its most recently filed call report, the Bank meets the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such change may retroactively subject the Company to change in capital ratios. Any such change could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.

In response to supplemental FFIEC Call Report instructions issued in early April 2013, we began using a 100% risk weight for the mortgage finance loans with our March 31, 2013 Call Report and Form 10-Q. In previous filings, we applied a 50% risk weight (or 20% risk weight for government-guaranteed loans) to these assets for purposes of calculating the Bank’s risk-based capital ratios. Having determined that the 100% risk weight must be applied under our current program we were required to amend our year-end Call Reports for 2012 and 2011. This change required application of the 100% risk weight to our mortgage finance loans in these earlier periods, which is consistent with all of our 2013 Call Reports. The amendment of Call Reports had no impact on our consolidated balance sheet or statements of operations, stockholders’ equity and cash flows.

This retroactive change in risk weighting of our mortgage finance loans required that we amend the previously reported values for our risk-weighted capital ratios for December 31, 2012 and 2011. See below for amended December 31, 2012 and 2011 risk-weighted capital ratios. These amended ratios exceed levels required to be “adequately capitalized” on a consolidated basis and at the Bank. As amended, the Bank was “well capitalized” in the Tier 1 measure of capital adequacy, but the total risk-based capital ratio was below that required to be considered “well capitalized”. The adjustment had no impact on the ratio of tangible common equity to total assets. We believe that we had the financial and operational capacity to maintain well-capitalized status had we determined that the higher risk weighting was required to be applied to our ownership interests in mortgage finance loans at year-end 2012 and 2011.

Incidental to the amended Call Reports described above, we were assessed an additional $3.0 million for deposit insurance by the FDIC that was paid during the third quarter of 2013.

Because our bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total capital (to risk-weighted assets):
Company	$1,387,312	10.73%	$1,034,721	8.00%	N/A	N/A
Bank	1,328,227	10.27%	1,034,406	8.00%	$1,293,007	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,184,018	9.15%	$517,361	4.00%	N/A	N/A
Bank	975,933	7.55%	517,203	4.00%	$775,804	6.00%
Tier 1 capital (to average assets):
Company	$1,184,018	10.87%	$435,750	4.00%	N/A	N/A
Bank	975,933	8.96%	435,601	4.00%	$544,502	5.00%
As of December 31, 2012:
Total capital (to risk-weighted assets):
Company	$1,112,924	9.97%	$893,231	8.00%	N/A	N/A
Bank	948,328	8.50%	892,806	8.00%	$1,116,008	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$923,677	8.27%	$446,616	4.00%	N/A	N/A
Bank	800,081	7.17%	446,403	4.00%	$669,605	6.00%
Tier 1 capital (to average assets):
Company	$923,677	9.41%	$392,649	4.00%	N/A	N/A
Bank	800,081	8.16%	392,433	4.00%	$490,541	5.00%

Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules, effective for us on January 1, 2015, will further limit the amount of dividends that be paid by our bank. No dividends were declared or paid on common stock during 2013, 2012 or 2011.

The required reserve balances at the Federal Reserve at December 31, 2013 and 2012 were approximately $51,692,000 and $33,141,000, respectively.

(14) Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (in thousands except share data):

	Year ended December
	2013	2012	2011
Numerator:
Net income from continuing operations	$121,046	$120,709	$76,102
Preferred stock dividends	7,394	—	—

Net income from continuing operations available to common shareholders	113,652	120,709	76,102
Gain (loss) from discontinued operations	5	(37)	(126)

Net income	$113,657	$120,672	$75,976

Denominator:
Denominator for basic earnings per share—weighted average shares	40,864,225	39,046,340	37,334,743
Effect of employee stock-based awards(1)	402,593	645,771	682,694
Effect of warrants to purchase common stock	513,063	473,736	315,640

Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	41,779,881	40,165,847	38,333,077

Basic earnings per common share from continuing operations	$2.78	$3.09	$2.04

Basic earnings per common share	$2.78	$3.09	$2.03

Diluted earnings per share from continuing operations	$2.72	$3.01	$1.99

Diluted earnings per common share	$2.72	$3.00	$1.98

(1)	SARs and RSUs outstanding of 118,500, 79,500 and 98,000 in 2013, 2012 and 2011, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the average market price of the Company’s common stock.

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation. This category also includes impaired loans and OREO where collateral values have been based on third party appraisals; however, due to current economic conditions, comparative sales data typically used in appraisals may be unavailable or more subjective due to lack of market activity.

Assets and liabilities measured at fair value at December 31, 2013 and 2012 are as follows (in thousands):

	Fair Value Measurements Using
December 31, 2013	Level 1	Level 2	Level 3
Available for sale securities:(1)
Mortgage-backed securities	$—	$41,462	$—
Municipals	—	14,505	—
Equity securities	—	7,247	—
Loans(2)(4)	—	—	13,474
OREO(3)(4)	—	—	5,110
Derivative asset(5)	—	9,317	—
Derivative liability(5)	—	(9,317)	—

	Fair Value Measurements Using
December 31, 2012	Level 1	Level 2	Level 3
Available for sale securities:(1)
Mortgage-backed securities	$—	$61,581	$—
Corporate securities	—	5,080	—
Municipals	—	25,894	—
Equity securities	—	7,640	—
Loans(2)(4)	—	—	11,639
OREO(3)(4)	—	—	15,991
Derivative asset(5)	—	28,473	—
Derivative liability(5)	—	(28,473)	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(3)	OREO is transferred from loans to OREO at fair value less selling costs.

(4)	Fair value of loans and OREO is measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions

(5)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.

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

Loans

During the year ended December 31, 2013, certain impaired loans were reevaluated and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. The $13.5 million total above includes impaired loans at December 31, 2013 with a carrying value of $14.9 million that were reduced by specific valuation allowance allocations totaling $1.4 million for a total reported fair value of $13.5 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.

OREO

Certain foreclosed assets, upon initial recognition, were valued based on third party appraisals. At December 31, 2013, OREO with a carrying value of $5.1 million with no specific valuation allowance allocations for a total reported fair value of $5.1 million based on valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.

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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$153,911	$153,911	$206,348	$206,348
Securities, available-for-sale	63,214	63,214	100,195	100,195
Loans held for sale from discontinued operations	294	294	302	302
Loans held for investment, net	11,182,970	11,179,145	9,886,470	9,889,303
Derivative asset	9,317	9,317	28,473	28,473
Deposits	9,257,379	9,257,574	7,440,804	7,441,240
Federal funds purchased	148,650	148,650	273,179	273,179
Other borrowings	876,980	861,981	1,673,982	1,673,983
Subordinated notes	111,000	96,647	111,000	112,757
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liability	9,317	9,317	28,473	28,473

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

Loans, net

Loans are characterized as Level 3 assets in the fair value hierarchy. For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are generally based on carrying values. The fair value for all other loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value. The carrying amount of mortgage finance loans approximates fair value.

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

(16) Commitments and Contingencies

We lease various premises under operating leases with various expiration dates ranging from March 2013 through May 2024. Rent expense incurred under operating leases amounted to approximately $10,216,000, $8,993,000 and $7,982,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Minimum future lease payments under operating leases are as follows (in thousands):

Year ending December 31,	Minimum Payments
2014	$13,483
2015	14,136
2016	14,085
2017	14,038
2018	13,960
2019 and thereafter	62,335

$132,037

(17) Parent Company Only

Summarized financial information for Texas Capital Bancshares, Inc. – Parent Company Only follows (in thousands):

Balance Sheet

	December 31
	2013	2012
Assets
Cash and cash equivalents	$47,605	$141,257
Investment in subsidiaries	1,011,823	836,204
Other assets	287,734	94,121

Total assets	$1,347,162	$1,071,582

Liabilities and Stockholders’ Equity
Other liabilities	$1,254	$782
Line of credit	15,000	—
Subordinated notes	111,000	111,000
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	240,660	225,188
Preferred stock	150,000	—
Common stock	410	407
Additional paid-in capital	458,360	460,268
Retained earnings	496,112	382,455
Treasury stock	(8)	(8)
Accumulated other comprehensive income	1,628	3,272

Total stockholders’ equity	1,106,502	846,394

Total liabilities and stockholders’ equity	$1,347,162	$1,071,582

Statement of Earnings

	Year ended December 31
	2013	2012	2011
Loan income	$10,382	$1,484	$—
Dividend income	76	83	77
Other income	72	38	72

Total income	10,530	1,605	149
Interest expense	9,863	4,913	2,573
Salaries and employee benefits	669	668	618
Legal and professional	2,605	2,094	1,919
Other non-interest expense	651	744	450

Total expense	13,788	8,419	5,560

Loss before income taxes and equity in undistributed income of subsidiary	(3,258)	(6,814)	(5,411)
Income tax benefit	(1,165)	(2,435)	(1,887)

Loss before equity in undistributed income of subsidiary	(2,093)	(4,379)	(3,524)
Equity in undistributed income of subsidiary	123,144	124,951	79,500

Net income	121,051	120,572	75,976
Preferred stock dividends	7,394	—	—

Net income available to common shareholders	$113,657	$120,572	$75,976

Statements of Cash Flows

	Year ended December 31
	2013	2012	2011
	(in thousands)
Operating Activities
Net income	$121,051	$120,572	$75,976
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(123,144)	(124,951)	(79,500)
Increase in other assets	(3,613)	(11,562)	(3,747)
Tax benefit from stock option exercises	1,200	7,769	3,139
Excess tax benefits from stock-based compensation arrangements	(3,427)	(22,197)	(8,970)
Increase (decrease) in other liabilities	37	83	262

Net cash used in operating activities of continuing operations	(7,896)	(30,286)	(12,840)
Investing Activity
Investment in subsidiaries	(240,000)	(70,000)	(66,000)

Net cash used in investing activity	(240,000)	(70,000)	(66,000)
Financing Activities
Proceeds from sale of stock related to stock-based awards	(2,210)	355	2,190
Proceeds from sale of stock	—	86,987	—
Proceeds from issuance of preferred stock	144,987	—	—
Preferred dividends paid	(6,960)	—	—
Issuance of subordinated notes	—	111,000	—
Net other borrowings	15,000	—	—
Excess tax benefits from stock-based compensation arrangements	3,427	22,197	8,970

Net cash provided by financing activities	154,244	220,539	11,160

Net increase (decrease) in cash and cash equivalents	(93,652)	120,253	(67,680)
Cash and cash equivalents at beginning of year	141,257	21,004	88,684

Cash and cash equivalents at end of year	$47,605	$141,257	$21,004

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

During 2013, the income from discontinued operations was $5,000, net of taxes. We still have approximately $294,000 in loans held for sale from discontinued operations that are carried at the estimated market value at December 31, 2013, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors to repurchase loans previously sold. While the balances as of December 31, 2013 include a liability for exposure to additional contingencies, including risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the disposition of the discontinued mortgage operation.

The results of operations of the discontinued components are presented separately in the accompanying consolidated statements of income for 2013, 2012 and 2011, net of tax, following income from continuing operations. Details are presented in the following tables (in thousands):

	Year ended December 31
	2013	2012	2011
Revenues	$27	$(26)	$58
Expenses	19	31	250

Income (loss) before income taxes	8	(57)	(192)
Income tax expense (benefit)	3	(20)	(66)

Income (loss) from discontinued operations	$5	$(37)	$(126)

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

The notional amounts and estimated fair values of interest rate derivative positions outstanding at December 31, 2013 and 2012 presented in the following table (in thousands):

	December 31, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivative:
Commercial loan/lease interest rate swaps	$764,939	$8,652	$523,216	$28,469
Commercial loan/lease interest rate swaps	(764,939)	(8,652)	(523,216)	(28,469)
Commercial loan/lease interest rate caps	(58,706)	(665)	(42,380)	(4)
Commercial loan/lease interest rate caps	58,706	665	42,380	4

The weighted-average receive and pay interest rates for interest rate swaps outstanding at December 31, 2013 were as follows:

	December 31, 2013 Weighted-Average Interest Rate		December 31, 2012 Weighted-Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	2.99%	4.89%	4.76%	3.11%

The weighted-average strike rate for outstanding interest rate caps was 1.87% at December 31, 2013.

Our credit exposure on interest rate swaps and caps is limited to the net favorable value and interest payments of all swaps and caps by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the swaps and caps exceeds a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, relating to interest rate swaps and caps was approximately $9.3 million at December 31, 2013, all of which relates to bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values. At December 31, 2013 and 2012, we had $10.7 million and $12.3 million in cash collateral pledged for these derivatives included in interest-bearing deposits.

(21) Stockholders’ Equity

In January 2009, we issued $75 million of perpetual preferred stock and related warrants under the U.S. Department of Treasury’s voluntary Capital Purchase Program. The preferred stock was repurchased in May 2009 and the U.S. Treasury auctioned the related warrants in the first quarter of 2010. As of December 31, 2013, warrants to purchase 710,598 shares at $14.84 per share are still outstanding.

On August 1, 2012 we completed a sale of 2.3 million shares of our common stock in a public offering. Net proceeds from the sale totaled $87.0 million. The additional equity is being used for general corporate purposes, including retirement of $15.0 million of debt and additional capital to support continued loan growth at our bank.

On March 28, 2013, we completed a sale of 6.0 million shares of 6.5% non-cumulative preferred stock, par value $0.01, with a liquidation preference of $25 per share, in a public offering. Dividends on the preferred stock are not cumulative and will be paid when declared by our board of directors to the extent that we have lawfully available funds to pay dividends. If declared, dividends will accrue and be payable quarterly, in arrears, on the liquidation preference amount, on a non-cumulative basis, at a rate of 6.50% per annum. We paid $7.0 million in dividends on the preferred stock for the year ended December 31, 2013 2013. Holders of preferred stock will not have voting rights, except with respect to authorizing or increasing the authorized amount of senior stock, certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law. Net proceeds from the sale totaled $145.0 million. The additional equity is being used for general corporate purposes, including funding regulatory capital infusions into the Bank.

(22) Quarterly Financial Data (unaudited)

The tables below summarize our quarterly financial information for the years December 31, 2013 and 2012 (in thousands except per share and average share data):

	2013 Selected Quarterly Financial Data
	Fourth	Third	Second	First
Interest income	$117,965	$115,217	$107,264	$104,179
Interest expense	6,490	6,441	6,044	6,137

Net interest income	111,475	108,776	101,220	98,042
Provision for credit losses	5,000	5,000	7,000	2,000

Net interest income after provision for credit losses	106,475	103,776	94,220	96,042
Non-interest income	11,184	10,431	11,128	11,281
Non-interest expense	70,291	62,009	68,734	55,700

Income from continuing operations before income taxes	47,368	52,198	36,614	51,623
Income tax expense	17,012	18,724	12,542	18,479

Income from continuing operations	30,356	33,474	24,072	33,144
Loss from discontinued operations (after-tax)	3	2	1	(1)

Net income	30,359	33,476	24,073	33,143
Preferred stock dividends	2,438	2,437	2,438	81

Net income available to common shareholders	$27,921	$31,039	$21,635	$33,062

Basic earnings per share:
Income from continuing operations	$0.68	$0.76	$0.53	$0.82

Net income	$0.68	$0.76	$0.53	$0.82

Diluted earnings per share:
Income from continuing operations	$0.67	$0.74	$0.52	$0.80

Net income	$0.67	$0.74	$0.52	$0.80

Average shares
Basic	40,983,000	40,902,000	40,814,000	40,474,000

Diluted	41,889,000	41,792,000	41,724,000	41,429,000

	2012 Selected Quarterly Financial Data
(In thousands except per share and average share data)	Fourth	Third	Second	First
Interest income	$107,769	$102,011	$95,546	$93,131
Interest expense	6,614	5,156	4,906	4,902

Net interest income	101,155	96,855	90,640	88,229
Provision for credit losses	4,500	3,000	1,000	3,000

Net interest income after provision for credit losses	96,655	93,855	89,640	85,229
Non-interest income	12,836	10,552	10,462	9,190
Non-interest expense	60,074	53,521	53,973	52,276

Income from continuing operations before income taxes	49,417	50,886	46,129	42,143
Income tax expense	17,982	18,316	16,506	15,062

Income from continuing operations	31,435	32,570	29,623	27,081
Loss from discontinued operations (after-tax)	(6)	(34)	(1)	4

Net income	$31,429	$32,536	$29,622	$27,085

Basic earnings per share:
Income from continuing operations	$0.78	$0.82	$0.78	$0.72

Net income	$0.78	$0.82	$0.78	$0.72

Diluted earnings per share:
Income from continuing operations	$0.76	$0.80	$0.76	$0.70

Net income	$0.76	$0.80	$0.76	$0.70

Average shares
Basic	40,446,000	39,618,000	38,013,000	37,795,000

Diluted	41,505,000	40,756,000	39,142,000	38,914,000

(23) Subsequent Events

On January 29, 2014, we completed a sale of 1.7 million shares of our common stock in a public offering. Net proceeds from the sale totaled $96.6 million. On January 31, 2014, the Bank issued $175.0 million of subordinated notes in an offering to institutional investors exempt from registration under Section 3(a)(2) of the Securities Act of 1933 and 12 C.F.R. Part 16. Net proceeds from the transaction were $172.1 million. The notes mature in January 2026 and bear interest at a rate of 5.25% per annum, payable semi-annually.

The notes are unsecured and are subordinate to the Bank’s obligations to its depositors, its obligations under banker’s acceptances and letters of credit, certain obligations to Federal Reserve Banks and the FDIC and the Bank’s obligations to its other creditors, except any obligations which expressly rank on a parity with or junior to the notes. The notes are expected to qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations.

The net proceeds of the offerings were available to the Company for general corporate purposes, including retirement of $15.0 million of short-term debt, and as additional capital to support continued loan growth.

(24) New Accounting Standards

ASU 2013-01, “Balance Sheet (Topic 210)—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”) amends Topic 210, “Balance Sheet” to clarify that the scope of ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are offset in accordance with Topic 815, “Derivatives and Hedging”. ASU 2013-01 was effective January 1, 2013 and did not have a significant impact on our financial statements.

ASU 2013-02, “Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”) amends Topic 220, “Comprehensive Income” to improve the reporting of reclassifications out of accumulated other comprehensive income. Entities are required to separately present significant amounts reclassified out of accumulated other comprehensive income for each component of accumulated other comprehensive income and to disclose, for each affected line item in the income statement, the amount of accumulated other comprehensive income that has been reclassified into that line item. ASU 2013-02 was effective for fiscal years, and interim periods within those years, beginning after December 13, 2012 and did not have a significant impact on our financial statements.

ASU 2011-04, “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”) amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 was effective for annual periods beginning after December 15, 2011, and did not have a significant impact on our financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income” (“ASU 2011-05”) amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 was effective for annual and interim periods beginning after December 15, 2011; however certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 820)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-05 did not have a significant impact on our financial statements.

ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment” (“ASU 2011-08”) amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 was effective of annual and interim impairment tests beginning after December 15, 2011, and did not have a significant impact on our financial statements.

ASU 2011-11, “Balance Sheet (Topic 210)—“Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on our financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We have established and maintain disclosure controls and other procedures that are designed to ensure that material information relating to us and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. At the end of the period covered in this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2013.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Texas Capital Bancshares, Inc.

We have audited Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Texas Capital Bancshares Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Texas Capital Bancshares Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Capital Bancshares, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 20, 2014 expressed an unqualified opinion thereon.

Dallas, Texas

February 20, 2014

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 20, 2014, which proxy materials will be filed with the SEC no later than April 10, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 20, 2014, which proxy materials will be filed with the SEC no later than April 10, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 20, 2014, which proxy materials will be filed with the SEC no later than April 10, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 20, 2014, which proxy materials will be filed with the SEC no later than April 10, 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 20, 2014, which proxy materials will be filed with the SEC no later than April 10, 2014.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

(1)	All financial statements

Independent Registered Public Accounting Firms’ Report of Ernst & Young LLP

(2) All financial statements required by Item 8

Independent Registered Public Accounting Firms’ Report of Ernst & Young LLP

(3) Exhibits

3.1	Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1 to our registration statement on Form 10 dated August 24, 2000
3.2	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.2 to our registration statement on Form 10 dated August 24, 2000
3.3	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.3 to our registration statement on Form 10 dated August 24, 2000
3.4	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.4 to our registration statement on Form 10 dated August 24, 2000
3.5	Amended and Restated Bylaws of Texas Capital Bancshares, Inc. which is incorporated by reference to Exhibit 3.5 to our registration statement on Form 10 dated August 24, 2000
3.6	First Amendment to Amended and Restated Bylaws of Texas Capital Bancshares, Inc. which is incorporated by reference to Current Report on Form 8-K dated July 18, 2007
3.7	Certificate of Designation of 6.50% Non-Cumulative Perpetual Preferred Stock, Series A, which is incorporated by reference to Exhibit 4.1 to our Current Report on form 8-K dated March 28, 2013
3.8	Form of Preferred Stock Certificate for 6.50% Non-Cumulative Perpetual Preferred Stock, Series A, which is incorporated by reference to Exhibit 4.2 to our Current report on Form 8-K dated March 28, 2013
4.1	Placement Agreement by and between Texas Capital Bancshares Statutory Trust I and SunTrust Capital Markets, Inc., which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.2	Certificate of Trust of Texas Capital Bancshares Statutory Trust I, dated November 12, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.3	Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, Texas Capital Bancshares, Inc. and Joseph M. Grant, Raleigh Hortenstine III and Gregory B. Hultgren, dated November 19, 2002 which is incorporated by reference to our Current Report on Form 8- K dated December 4, 2002
4.4	Indenture dated November 19, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.5	Guarantee Agreement between Texas Capital Bancshares, Inc. and State Street Bank and Trust of Connecticut, National Association dated November 19, 2002, which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.6	Placement Agreement by and among Texas Capital Bancshares, Inc., Texas Capital Statutory Trust II and Sandler O’Neill & Partners, L.P., which is incorporated by reference to our Current Report Form 8-K dated June 11, 2003
4.7	Certificate of Trust of Texas Capital Statutory Trust II, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.8	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, Texas Capital Bancshares, Inc., and Joseph M. Grant and Gregory B. Hultgren, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.9	Indenture between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003
4.10	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003, which is incorporated by reference to our Current Report on Form 8-K dated June 11, 2003

4.11	Amended and Restated Declaration of Trust for Texas Capital Statutory Trust III by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Texas Capital Bancshares, Inc. as Sponsor, and the Administrators named therein, dated as of October 6, 2005, which is incorporated by reference to our Current Report on Form 8-K dated October 13, 2005
4.12	Indenture between Texas Capital Bancshares, Inc., as Issuer, and Wilmington Trust Company, as Trustee, for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, dated as of October 6, 2005, which is incorporated by reference to our Current Report on Form 8-K dated October 13, 2005
4.13	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of October 6, 2005, which is incorporated by reference to our Current Report on Form 8-K dated October 13, 2005
4.14	Amended and Restated Declaration of Trust for Texas Capital Statutory Trust IV by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Texas Capital Bancshares, Inc. as Sponsor, and the Administrators named therein, dated as of April 28, 2006, which is incorporated by reference to our Current Report on Form 8-K dated May 3, 2006
4.15	Indenture between Texas Capital Bancshares, Inc., as Issuer, and Wilmington Trust Company, as Trustee, for Floating Rate Junior Subordinated Deferrable Interest Debentures dated as of April 28, 2006, which is incorporated by reference to our Current Report on Form 8-K dated May 3, 2006
4.16	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of April 28, 2006, which is incorporated by reference to our Current Report on Form 8-K dated May 3, 2006
4.17	Amended and Restated Trust Agreement for Texas Capital Statutory Trust V by and among Wilmington Trust Company, as Property Trustee and Delaware Trustee, Texas Capital Bancshares, Inc., as Depositor, and the Administrative Trustees named therein, dated as of September 29, 2006, which is incorporated by reference to our Current Report on Form 8-K dated October 5, 2006
4.18	Junior Subordinated Indenture between Texas Capital Bancshares, Inc. and Wilmington Trust Company, as Trustee, for Floating Rate Junior Subordinated Note dated as of September 29, 2006, which is incorporated by reference to our Current Report on Form 8-K dated October 5, 2006
4.19	Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of September 29, 2006, which is incorporated by reference to our Current Report on Form 8-K dated October 5, 2006
4.20	Subordinated Indenture between Texas Capital Bancshares, Inc. and U.S. Bank National Association, as Trustee, dated September 21, 2012, which is incorporated by reference to our Current Report on Form 8-K dated September 18, 2012
4.21	Issuing and Paying Agency Agreement, dated January 31, 2014, between Texas Capital Bank, N.A., as Issuer, and U.S. Bank National Association, as Agent, which is incorporated by reference to our Current Report on Form 8-K dated January 31, 2014.
4.22	Form of Global 5.25% Subordinated Note due 2026, which is incorporated by reference to our Current Report on Form 8-K dated January 31, 2014.
10.1	Deferred Compensation Agreement, which is incorporated by reference to Exhibit 10.2 to our registration statement on Form 10 dated August 24, 2000+
10.2	Amended and Restated Deferred Compensation Agreement Irrevocable Trust dated as of November 2, 2004, by and between Texas Capital Bancshares, Inc. and Texas Capital Bank, National Association, which is incorporated by reference to our Annual Report on Form 10-K dated March 14, 2005.+

10.3	Executive Employment Agreement between George F. Jones, Jr. and Texas Capital Bancshares, Inc. dated December 31, 2008, which is incorporated by reference to our Current Report on Form 8-K dated January 6, 2009+
10.4	Retirement Transition Agreement and Release dated June 10, 2013, between Texas Capital Bancshares, Inc. and George F. Jones, Jr., which is incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated June 11, 2013+
10.5	Amendment to Performance Award Agreements under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan between George Jones and the Company with respect to the Performance Units described therein dated January 10, 2011, February 21, 2012 and March 2013 and the Stock Appreciation Rights Agreement between George Jones and the Company dated April 24, 2006, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 3, 2014+
10.6	Restricted Stock Unit Award Agreement under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan between George Jones and the Company (2017 vesting), which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 3, 2014+
10.7	Restricted Stock Unit Award Agreement under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan between George Jones and the Company (2018 vesting), which is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated January 3, 2014+
10.8	Executive Employment Agreement between C. Keith Cargill and Texas Capital Bancshares, Inc. dated July 11, 2013, which is incorporated by reference to our Current Report on Form 8-K dated July 12, 2013+
10.9	Executive Employment Agreement between Peter B. Bartholow and Texas Capital Bancshares, Inc. dated December 31, 2008, which is incorporated by reference to our Current Report on Form 8-K dated January 6, 2009+
10.10	Form of Executive Employment Agreement for executive officers of Texas Capital Bancshares, Inc.*+
10.11	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and George F. Jones, Jr., which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.12	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and C. Keith Cargill, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.13	Officer Indemnity Agreement dated December 20, 2004, by and between Texas Capital Bancshares, Inc. and Peter B. Bartholow, which is incorporated by reference to our Current Report on Form 8-K dated December 23, 2004+
10.14	Form of Indemnity Agreement for directors and officers of Texas Capital Bancshares, Inc.*+
10.15	Texas Capital Bancshares, Inc. 1999 Omnibus Stock Plan, which is incorporated by reference to Exhibit 4.1 to our registration statement on Form 10 dated August 24, 2000+
10.16	Texas Capital Bancshares, Inc. 2006 Employee Stock Purchase Plan, which is incorporated by reference to our registration statement on Form S-8 dated February 3, 2006+
10.17	Texas Capital Bancshares, Inc. 2005 Long-Term Incentive Plan, which is incorporated by reference to our registration statement on Form S-8 dated June 3, 2005+
10.18	Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan, which is incorporated by reference to our registration statement on Form S-8 dated May 19, 2010+
10.19	Form of Restricted Stock Unit Award Agreement under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan*+

10.20	Form of Stock Appreciation Rights Agreement under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan*+
10.21	Form of Performance Award Agreement under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan*+
21	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

**	Furnished herewith

+	Management contract or compensatory plan arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 20, 2014	TEXAS CAPITAL BANCSHARES, INC.

	By:	/S/ C. KEITH CARGILL
C. Keith Cargill President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 20, 2014	/S/ LARRY L. HELM Larry L. Helm Chairman of the Board and Director

Date: February 20, 2014	/S/ PETER BARTHOLOW Peter Bartholow Executive Vice President, Chief Financial Officer and Director (principal financial officer)

Date: February 20, 2014	/S/ JULIE ANDERSON Julie Anderson Executive Vice President and Controller (principal accounting officer)

Date: February 20, 2014	/S/ JAMES H. BROWNING James H. Browning Director

Date: February 20, 2014	/S/ PRESTON M. GEREN III Preston M. Geren III Director

Date: February 20, 2014	/S/ FREDERICK B. HEGI, JR. Frederick B. Hegi, Jr. Director

Date: February 20, 2014	/S/ CHARLES S. HYLE Charles S. Hyle Director

Date: February 20, 2014	/S/ JAMES R. HOLLAND, JR. James R. Holland, Jr. Director

Date: February 20, 2014	/S/ WALTER W. MCALLISTER III Walter W. McAllister III Director

Date: February 20, 2014	/S/ ELYSIA H. RAGUSA Elysia H. Ragusa Director

Date: February 20, 2014	/S/ STEVEN P. ROSENBERG Steven P. Rosenberg Director

Date: February 20, 2014	/S/ GRANT E. SIMS Grant E. Sims Director

Date: February 20, 2014	/S/ ROBERT W. STALLINGS Robert W. Stallings Director

Date: February 20, 2014	/S/ DALE W. TREMBLAY Dale W. Tremblay Director

Date: February 20, 2014	/S/ IAN J. TURPIN Ian J. Turpin Director