Form 10-Q
period 2014-03-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2014-04-24
CIK 1077428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2014

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

On April 21, 2014, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share	43,060,293

Texas Capital Bancshares, Inc.

Form 10-Q

Quarter Ended March 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME – UNAUDITED

(In thousands except per share data)

	Three months ended March 31,
	2014	2013
Interest income
Interest and fees on loans	$115,872	$103,182
Securities	540	939
Federal funds sold	40	6
Deposits in other banks	159	52

Total interest income	116,611	104,179
Interest expense
Deposits	4,030	3,245
Federal funds purchased	95	212
Repurchase agreements	4	4
Other borrowings	72	213
Subordinated notes	3,479	1,829
Trust preferred subordinated debentures	616	634

Total interest expense	8,296	6,137

Net interest income	108,315	98,042
Provision for credit losses	5,000	2,000

Net interest income after provision for credit losses	103,315	96,042
Non-interest income
Service charges on deposit accounts	1,696	1,701
Trust fee income	1,282	1,241
Bank owned life insurance (BOLI) income	509	498
Brokered loan fees	2,824	4,744
Swap fees	1,224	1,652
Other	2,821	1,445

Total non-interest income	10,356	11,281
Non-interest expense
Salaries and employee benefits	42,056	33,541
Net occupancy expense	4,768	3,857
Marketing	3,759	3,972
Legal and professional	5,402	3,940
Communications and technology	3,924	3,122
FDIC insurance assessment	2,725	1,078
Allowance and other carrying costs for OREO	45	430
Other	6,642	5,760

Total non-interest expense	69,321	55,700

Income from continuing operations before income taxes	44,350	51,623
Income tax expense	16,089	18,479

Income from continuing operations	28,261	33,144
Income (loss) from discontinued operations (after-tax)	4	(1)

Net income	28,265	33,143
Preferred stock dividends	2,438	81

Net income available to common stockholders	$25,827	$33,062

Other comprehensive income (loss)
Change in net unrealized gain on available-for-sale securities arising during period, before tax	$(162)	$(725)
Income tax benefit (expense) related to net unrealized gain on available-for-sale securities	(57)	(254)

Other comprehensive loss, net of tax	(105)	(471)

Comprehensive income	$28,160	$32,672

Basic earnings per common share
Income from continuing operations	$0.61	$0.82
Net income	$0.61	$0.82
Diluted earnings per common share
Income from continuing operations	$0.60	$0.80
Net income	$0.60	$0.80

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$111,594	$92,484
Interest-bearing deposits	146,205	61,337
Federal funds sold and securities purchased under resale agreements	—	90
Securities, available-for-sale	52,960	63,214
Loans held for sale from discontinued operations	292	294
Loans held for investment, mortgage finance	2,688,044	2,784,265
Loans held for investment (net of unearned income)	8,928,033	8,486,309
Less: Allowance for loan losses	90,234	87,604

Loans held for investment, net	11,525,843	11,182,970
Premises and equipment, net	11,767	11,482
Accrued interest receivable and other assets	273,812	281,534
Goodwill and intangible assets, net	21,115	21,286

Total assets	$12,143,588	$11,714,691

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$3,451,294	$3,347,567
Interest-bearing	5,886,363	5,579,505
Interest-bearing in foreign branches	391,471	330,307

Total deposits	9,729,128	9,257,379

Accrued interest payable	2,304	749
Other liabilities	104,593	110,177
Federal funds purchased	143,573	148,650
Repurchase agreements	29,432	21,954
Other borrowings	505,021	855,026
Subordinated notes	286,000	111,000
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	10,913,457	10,618,341

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:	150,000	150,000
Authorized shares – 10,000,000
Issued shares – 6,000,000 shares issued at March 31, 2014 and December 31, 2013, respectively
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 42,959,220 and 41,036,787 at March 31, 2014 and December 31, 2013, respectively	430	410
Additional paid-in capital	556,247	448,208
Retained earnings	521,939	496,112
Treasury stock (shares at cost: 417 at March 31, 2014 and December 31, 2013)	(8)	(8)
Accumulated other comprehensive income, net of taxes	1,523	1,628

Total stockholders’ equity	1,230,131	1,096,350

Total liabilities and stockholders’ equity	$12,143,588	$11,714,691

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income, Net of Taxes	Total

	Shares	Amount	Shares	Amount			Shares	Amount
Balance at December 31, 2012	—	$—	40,727,996	$407	$450,116	$382,455	(417)	$(8)	$3,272	$836,242
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	33,143	—	—	—	33,143
Change in unrealized gain on available-for-sale securities, net of taxes of $254 (unaudited)	—	—	—	—	—	—	—	—	(471)	(471)

Total comprehensive income (unaudited)										32,672
Tax expense related to exercise of stock-based awards (unaudited)	—	—	—	—	(1,362)	—	—	—	—	(1,362)
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	905	—	—	—	—	905
Issuance of preferred stock (unaudited)	6,000,000	150,000	—	—	(4,922)	—	—	—	—	145,078
Preferred stock dividend (unaudited)	—	—	—	—	—	(81)	—	—	—	(81)
Issuance of stock related to stock-based awards (unaudited)	—	—	43,835	1	(260)	—	—	—	—	(259)

Balance at March 31, 2013 (unaudited)	6,000,000	$150,000	40,771,831	$408	$444,477	$415,517	(417)	$(8)	$2,801	$1,013,195

Balance at December 31, 2013	6,000,000	$150,000	41,036,787	$410	$448,208	$496,112	(417)	$(8)	$1,628	$1,096,350
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	28,265	—	—	—	28,265
Change in unrealized gain on available-for-sale securities, net of taxes of $57 (unaudited)	—	—	—	—	—	—	—	—	(105)	(105)

Total comprehensive income (unaudited)										28,160
Tax benefit related to exercise of stock-based awards (unaudited)	—	—	—	—	955	—	—	—	—	955
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	1,262	—	—	—	—	1,262
Preferred stock dividend (unaudited)	—	—	—	—	—	(2,438)	—	—	—	(2,438)
Issuance of stock related to stock-based awards (unaudited)	—	—	46,660	1	(707)	—	—	—	—	(706)
Issuance of common stock (unaudited)	—	—	1,875,000	19	106,529	—	—	—	—	106,548
Issuance of common stock related to warrants (unaudited)	—	—	773	—	—	—	—	—	—	—

Balance at March 31, 2014 (unaudited)	6,000,000	$150,000	42,959,220	$430	$556,247	$521,939	(417)	$(8)	$1,523	$1,230,131

See accompanying notes to consolidated financial statements

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(In thousands)

	Three months ended March 31,
	2014	2013
Operating activities
Net income from continuing operations	$28,261	$33,144
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	5,000	2,000
Depreciation and amortization	3,012	1,225
Amortization and accretion on securities	1	7
Bank owned life insurance (BOLI) income	(509)	(498)
Stock-based compensation expense	4,655	1,944
Tax benefit (expense) from stock-based award exercises	955	(1,362)
Excess tax benefits (expense) from stock-based compensation arrangements	(2,729)	3,890
(Gain) loss on sale of assets	136	(52)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	2,724	27,725
Accrued interest payable and other liabilities	(4,763)	6,200

Net cash provided by operating activities of continuing operations	36,743	74,223
Net cash provided by operating activities of discontinued operations	6	1

Net cash provided by operating activities	36,749	74,224

Investing activities
Maturities and calls of available-for-sale securities	7,440	6,185
Principal payments received on available-for-sale securities	2,651	5,318
Originations of mortgage finance loans	(9,687,691)	(13,173,476)
Proceeds from pay-offs of mortgage finance loans	9,783,912	13,770,918
Net increase in loans held for investment, excluding mortgage finance loans	(444,070)	(135,812)
Purchase of premises and equipment, net	(1,161)	(709)
Proceeds from sale of foreclosed assets	3,405	1,518

Net cash provided by (used in) investing activities of continuing operations	(335,514)	473,942

Financing activities
Net increase in deposits	471,749	305,027
Net proceeds (expense) from issuance of stock related to stock-based awards	(706)	(259)
Net proceeds from issuance of common stock	106,548	—
Proceeds from issuance of preferred stock	—	145,078
Preferred dividends paid	(2,438)	—
Net decrease in other borrowings	(342,527)	(1,188,846)
Excess tax benefits (expense) from stock-based compensation arrangements	2,729	(3,890)
Net increase (decrease) in Federal funds purchased	(5,077)	179,819
Net proceeds from issuance of subordinated notes	172,375	—

Net cash provided by (used in) financing activities of continuing operations	402,653	(563,071)

Net increase (decrease) in cash and cash equivalents	103,888	(14,905)
Cash and cash equivalents at beginning of period	153,911	206,348

Cash and cash equivalents at end of period	$257,799	$191,443

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$6,741	$5,774
Cash paid during the period for income taxes	882	2,694
Transfers from loans/leases to OREO and other repossessed assets	851	—

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(1) OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Texas Capital Bancshares, Inc. (the “Company”), a Delaware corporation, was incorporated in November 1996 and commenced banking operations in December 1998. The consolidated financial statements of the Company include the accounts of Texas Capital Bancshares, Inc. and its wholly owned subsidiary, Texas Capital Bank, National Association (the “Bank”). We serve the needs of commercial businesses and successful professionals and entrepreneurs located in Texas as well as operate several lines of business serving a regional or national clientele of commercial borrowers. We are primarily a secured lender, with our greatest concentration of loans in Texas.

Basis of Presentation

Our accounting and reporting policies conform to accounting principles generally accepted in the United States (“GAAP”) and to generally accepted practices within the banking industry. Certain prior period balances have been reclassified to conform to the current period presentation.

The consolidated interim financial statements have been prepared without audit. Certain information and footnote disclosures presented in accordance with GAAP have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make interim financial information not misleading. The consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the SEC on February 20, 2014 (the “2013 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

We have corrected the classification of these assets on the consolidated balance sheets to reflect them as held for investment. We have corrected the previously presented cash flows for these loans and in doing so the consolidated statements of cash flows for the three months ended March 31, 2013 were adjusted to decrease net cash flows from operating activities by $597.4 million, with a corresponding increase in net cash flows from investing activities. The change does not impact our reported earnings as we do not believe any reserve for loan losses relating to the mortgage finance portfolio is necessary based upon the risk profile of the assets and the less than one basis point loss experience of the program over the last ten years. This reclassification does not change total loans or total assets on our consolidated balance sheets. We have evaluated the effect of the incorrect presentation, both qualitatively and quantitatively, and concluded that it did not materially misstate our previously issued financial statements.

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

All securities are available-for-sale as of March 31, 2014 and December 31, 2013.

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

Accumulated Other Comprehensive Income

Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income, net. Other comprehensive loss, net of tax, for the three months ended March 31, 2014 and 2013 is reported in the accompanying consolidated statements of changes in stockholders’ equity and consolidated statements of income and other comprehensive income.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per common share is based on net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period excluding non-vested stock awards. Diluted earnings per common share include the dilutive effect of stock options and non-vested stock awards using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 2 – Earnings Per Common Share.

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

(2) EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended March 31,
	2014	2013
Numerator:
Net income from continuing operations	$28,261	$33,144
Preferred stock dividends	2,438	81

Net income from continuing operations available to common shareholders	25,823	33,063
Income (loss) from discontinued operations	4	(1)

Net income	$25,827	$33,062

Denominator:
Denominator for basic earnings per share – weighted average shares	42,298,355	40,473,857
Effect of employee stock-based awards(1)	381,597	456,996
Effect of warrants to purchase common stock	540,009	498,391

Denominator for dilutive earnings per share – adjusted weighted average shares and assumed conversions	43,219,961	41,429,244

Basic earnings per common share from continuing operations	$0.61	$0.82

Basic earnings per common share	$0.61	$0.82

Diluted earnings per share from continuing operations	$0.60	$0.80

Diluted earnings per common share	$0.60	$0.80

(1)	Stock options, SARs and RSUs outstanding of 23,000 at March 31, 2014 and 46,500 at March 31, 2013 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

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

At March 31, 2014, our net unrealized gain on the available-for-sale securities portfolio was $2.3 million compared to $2.5 million at December 31, 2013. As indicated by the difference in the gain as a percent of the amortized cost, the reduction in the total unrealized gain was due almost entirely to the reduction in the balances of the securities held. As a percent of outstanding balances, the unrealized gain was 4.63% and 4.13% at March 31, 2014 and December 31, 2013, respectively.

The following is a summary of securities (in thousands):

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$36,131	$2,543	$—	$38,674
Municipals	6,964	42	—	7,006
Equity securities(1)	7,522	—	(242)	7,280

	$50,617	$2,585	$(242)	$52,960

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$38,786	$2,676	$—	$41,462
Municipals	14,401	104	—	14,505
Equity securities(1)	7,522	—	(275)	7,247

	$60,709	$2,780	$(275)	$63,214

(1)	Equity securities consist of Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands, except percentage data):

	March 31, 2014
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$78	$13,301	$7,136	$15,616	$36,131
Estimated fair value	82	14,132	7,863	16,597	38,674
Weighted average yield(3)	4.69%	4.78%	5.55%	2.40%	3.90%
Municipals:(2)
Amortized cost	4,648	2,316	—	—	6,964
Estimated fair value	4,681	2,325	—	—	7,006
Weighted average yield(3)	6.00%	5.75%	—	—	5.92%
Equity securities:(4)
Amortized cost	7,522	—	—	—	7,522
Estimated fair value	7,280	—	—	—	7,280

Total available-for-sale securities:
Amortized cost					$50,617

Estimated fair value					$52,960

	December 31, 2013
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$238	$14,720	$7,718	$16,110	$38,786
Estimated fair value	252	15,641	8,456	17,113	41,462
Weighted average yield(3)	4.32%	4.78%	5.56%	2.40%	3.94%
Municipals:(2)
Amortized cost	7,749	6,652	—	—	14,401
Estimated fair value	7,818	6,687	—	—	14,505
Weighted average yield(3)	5.76%	5.71%	—	—	5.73%
Equity securities:(4)
Amortized cost	7,522	—	—	—	7,522
Estimated fair value	7,247	—	—	—	7,247
Total available-for-sale securities:

Amortized cost					$60,709

Estimated fair value					$63,214

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.
(3)	Yields are calculated based on amortized cost.
(4)	These equity securities do not have a stated maturity.

Securities with carrying values of approximately $40.7 million were pledged to secure certain borrowings and deposits at March 31, 2014. Of the pledged securities at March 31, 2014, approximately $8.6 million were pledged for certain deposits, and approximately $32.1 million were pledged for repurchase agreements.

The following table discloses, as of March 31, 2014 and December 31, 2013, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

March 31, 2014

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$1,019	$(3)	$6,261	$(239)	$7,280	$(242)

December 31, 2013

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$7,247	$(275)	$—	$—	$7,247	$(275)

At March 31, 2014, there were two securities with an unrealized loss position. These securities are publicly traded equity funds and are subject to market pricing volatility. We do not believe these unrealized losses are “other than temporary”. We have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation have the ability and intent to hold the investment until recovery of fair value. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income (loss), net. We had comprehensive income of $28.2 million for the three months ended March 31, 2014 and comprehensive income of $32.7 million for the three months ended March 31, 2013. Comprehensive income during the three months ended March 31, 2014 and 2013 included a net after-tax loss of $105,000 and $471,000, respectively, due to changes in the net unrealized gains/losses on securities available-for-sale.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

At March 31, 2014 and December 31, 2013, loans were as follows (in thousands):

	March 31, 2014	December 31, 2013
Commercial	$5,205,515	$5,020,565
Mortgage finance	2,688,044	2,784,265
Construction	1,437,609	1,262,905
Real estate	2,229,349	2,146,228
Consumer	14,815	15,350
Leases	95,262	93,160

Gross loans held for investment	11,670,594	11,322,473
Deferred income (net of direct origination costs)	(54,517)	(51,899)
Allowance for loan losses	(90,234)	(87,604)

Total	$11,525,843	$11,182,970

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

Construction Loans. Our construction loan portfolio consists primarily of single- and multi-family residential properties and commercial projects used in manufacturing, warehousing, service or retail businesses. Our construction loans generally have terms of one to three years. We typically make construction loans to developers, builders and contractors that have an established record of successful project completion and loan repayment and have a substantial equity investment in the borrowers. However, construction loans are generally based upon estimates of costs and value associated with the completed project. Sources of repayment for these types of loans may be pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from us until permanent financing is obtained. The nature of these loans makes ultimate repayment extremely sensitive to overall economic conditions. Borrowers may not be able to correct conditions of default in loans, increasing risk of exposure to classification, non-performing status, reserve allocation and actual credit loss and foreclosure. These loans typically have floating rates and commitment fees for unused balances.

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

As of March 31, 2014, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover probable losses inherent in the loan portfolio at each balance sheet date.

At March 31, 2014 and December 31, 2013, we had a blanket floating lien based on certain real estate loans used as collateral for Federal Home Loan Bank (“FHLB”) borrowings.

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

The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and non-accrual status as of March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$5,086,156	$2,688,044	$1,437,383	$2,184,419	$14,747	$92,054	$11,502,803
Special mention	33,212	—	123	7,334	—	203	40,872
Substandard-accruing	59,313	—	103	21,267	60	2,963	83,706
Non-accrual	26,834	—	—	16,329	8	42	43,213

Total loans held for investment	$5,205,515	$2,688,044	$1,437,609	$2,229,349	$14,815	$95,262	$11,670,594

December 31, 2013
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$4,908,944	$2,784,265	$1,261,995	$2,099,450	$15,251	$89,317	$11,159,222
Special mention	24,132	—	102	6,338	—	51	30,623
Substandard-accruing	74,593	—	103	21,770	45	3,742	100,253
Non-accrual	12,896	—	705	18,670	54	50	32,375

Total loans held for investment	$5,020,565	$2,784,265	$1,262,905	$2,146,228	$15,350	$93,160	$11,322,473

The following table details activity in the reserve for loan losses by portfolio segment for the three months ended March 31, 2014 and March 31, 2013. Allocation of a portion of the reserve to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2014
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Unallocated	Total
Beginning balance	$39,868	$—	$14,553	$24,210	$149	$3,105	$5,719	$87,604
Provision for loan losses	6,245	—	583	(495)	56	(575)	(1,104)	4,710
Charge-offs	2,336	—	—	—	61	50	—	2,447
Recoveries	210	—	—	8	25	124	—	367

Net charge-offs (recoveries)	2,126	—	—	(8)	36	(74)	—	2,080

Ending balance	$43,987	$—	$15,136	$23,723	$169	$2,604	$4,615	$90,234

Period end amount allocated to:
Loans individually evaluated for impairment	$6,029	$—	$—	$993	$1	$6	$—	$7,029
Loans collectively evaluated for impairment	37,958	—	15,136	22,730	168	2,598	4,615	83,205

Ending balance	$43,987	$—	$15,136	$23,723	$169	$2,604	$4,615	$90,234

March 31, 2013
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Unallocated	Total
Beginning balance	$21,547	$—	$12,097	$30,893	$226	$2,460	$7,114	$74,337
Provision for loan losses	3,567	—	(3,614)	4,183	(24)	(474)	(1,759)	1,879
Charge-offs	1,648	—	—	105	19	—	—	1,772
Recoveries	397	—	—	8	30	121	—	556

Net charge-offs (recoveries)	1,251	—	—	97	(11)	(121)	—	1,216

Ending balance	$23,863	$—	$8,483	$34,979	$213	$2,107	$5,355	$75,000

Period end amount allocated to:
Loans individually evaluated for impairment	$5,069	$—	$—	$812	$15	$10	$—	$5,906
Loans collectively evaluated for impairment	18,794	—	8,483	34,167	198	2,097	5,355	69,094

Ending balance	$23,863	$—	$8,483	$34,979	$213	$2,107	$5,355	$75,000

Our recorded investment in loans as of March 31, 2014, December 31, 2013 and March 31, 2013 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows (in thousands):

March 31, 2014
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$29,023	$—	$—	$21,112	$8	$42	$50,185
Loans collectively evaluated for impairment	5,176,492	2,688,044	1,437,609	2,208,237	14,807	95,220	11,620,409

Total	$5,205,515	$2,688,044	$1,437,609	$2,229,349	$14,815	$95,262	$11,670,594

December 31, 2013
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$15,139	$—	$705	$24,028	$54	$50	$39,976
Loans collectively evaluated for impairment	5,005,426	2,784,265	1,262,200	2,122,200	15,296	93,110	11,282,497

Total	$5,020,565	$2,784,265	$1,262,905	$2,146,228	$15,350	$93,160	$11,322,473

March 31, 2013
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$23,353	$—	$729	$30,991	$37	$69	$55,179
Loans collectively evaluated for impairment	4,132,330	2,577,830	760,235	1,928,817	17,427	66,534	9,483,173

Total	$4,155,683	$2,577,830	$760,964	$1,959,808	$17,464	$66,603	$9,538,352

We have traditionally maintained an unallocated reserve component to allow for uncertainty in economic and other conditions affecting the quality of the loan portfolio. The unallocated portion of our loan loss reserve has decreased since December 31, 2013 generally consistent with improving portfolio credit metrics. We believe the level of unallocated reserves at March 31, 2014 is warranted due to the continued uncertain economic environment which has produced losses, including those resulting from fraud by borrowers, that are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses, however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy.

Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of March 31, 2014, none of our non-accrual loans were earning on a cash basis. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The table below summarizes our non-accrual loans by type and purpose as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Commercial
Business loans	$26,834	$12,896
Construction
Market risk	—	705
Real estate
Market risk	9,624	15,607
Commercial	4,184	508
Secured by 1-4 family	2,521	2,555
Consumer	8	54
Leases	42	50

Total non-accrual loans	$43,213	$32,375

As of March 31, 2014, non-accrual loans included in the table above included $16.3 million related to loans that met the criteria for restructured compared to $17.8 million at December 31, 2013.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. In accordance with ASC 310 Receivables, we have also included all restructured loans in our impaired loan totals. The following tables detail our impaired loans, by portfolio class as of March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$6,412	$8,661	$—	$3,475	$—
Energy	—	—	—	1,076	—
Construction
Market risk	—	—	—	470	—
Real estate
Market risk	8,159	8,159	—	11,736	—
Commercial	2,509	2,509	—	1,175	—
Secured by 1-4 family	1,320	1,320	—	1,320	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—

Total impaired loans with no allowance recorded	$18,400	$20,649	$—	$19,252	$—

With an allowance recorded:
Commercial
Business loans	$21,235	$21,235	$5,331	$14,451	$—
Energy	1,376	4,306	698	765	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	5,103	5,103	284	5,894	—
Commercial	1,675	1,675	395	558	—
Secured by 1-4 family	2,346	2,346	314	2,373	—
Consumer	8	8	1	39	—
Leases	42	42	6	47	—

Total impaired loans with an allowance recorded	$31,785	$34,715	$7,029	$24,127	$—

Combined:
Commercial
Business loans	$27,647	$29,896	$5,331	$17,926	$—
Energy	1,376	4,306	698	1,841	—
Construction
Market risk	—	—	—	470	—
Real estate
Market risk	13,262	13,262	284	17,630	—
Commercial	4,184	4,184	395	1,733	—
Secured by 1-4 family	3,666	3,666	314	3,693	—
Consumer	8	8	1	39	—
Leases	42	42	6	47	—

Total impaired loans	$50,185	$55,364	$7,029	$43,379	$—

December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$2,005	$2,005	$—	$4,265	$—
Energy	1,614	3,443	—	969	—
Construction
Market risk	705	705	—	3,111	114
Real estate
Market risk	13,524	13,524	—	9,796	—
Commercial	508	508	—	5,458	—
Secured by 1-4 family	1,320	1,320	—	2,464	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—

Total impaired loans with no allowance recorded	$19,676	$21,505	$—	$26,063	$114

With an allowance recorded:
Commercial
Business loans	$11,060	$12,425	$1,946	$14,240	$—
Energy	460	460	69	913	—
Construction
Market risk	—	—	—	160	—
Real estate
Market risk	6,289	6,289	822	7,912	—
Commercial	—	—	—	477	—
Secured by 1-4 family	2,387	2,387	321	914	—
Consumer	54	54	8	43	—
Leases	50	50	8	72	—

Total impaired loans with an allowance recorded	$20,300	$21,665	$3,174	$24,731	$—

Combined:
Commercial
Business loans	$13,065	$14,430	$1,946	$18,505	$—
Energy	2,074	3,903	69	1,882	—
Construction
Market risk	705	705	—	3,271	114
Real estate
Market risk	19,813	19,813	822	17,708	—
Commercial	508	508	—	5,935	—
Secured by 1-4 family	3,707	3,707	321	3,378	—
Consumer	54	54	8	43	—
Leases	50	50	8	72	—

Total impaired loans	$39,976	$43,170	$3,174	$50,794	$114

Average impaired loans outstanding during the three months ended March 31, 2014 and 2013 totaled $43.4 million and $62.6 million, respectively.

The table below provides an age analysis of our past due loans that are still accruing as of March 31, 2014 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing(1)	Total Past Due	Current	Total
Commercial
Business loans	$16,724	$3,676	$7,869	$28,269	$4,183,988	$4,212,257
Energy	—	—	—	—	966,424	966,424
Mortgage finance loans	—	—	—	—	2,688,044	2,688,044
Construction
Market risk	3,462	—	—	3,462	1,417,795	1,421,257
Secured by 1-4 family	—	—	—	—	16,352	16,352
Real estate
Market risk	9,411	1,595	—	11,006	1,694,172	1,705,178
Commercial	13,908	501	—	14,409	403,167	417,576
Secured by 1-4 family	2,954	68	—	3,022	87,244	90,266
Consumer	10	—	—	10	14,797	14,807
Leases	685	—	—	685	94,535	95,220

Total loans held for investment	$47,154	$5,840	$7,869	$60,863	$11,566,518	$11,627,381

(1)	Loans past due 90 days and still accruing includes premium finance loans of $4.7 million. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or forgiveness of either principal or accrued interest. As of March 31, 2014 and December 31, 2013, we had $2.8 million and $1.9 million, respectively, in loans considered restructured that are not on non-accrual. These loans do not have unfunded commitments at March 31, 2014 or December 31, 2013. During the first quarter of 2014, a $930,000 restructured loan moved from non-accrual status to accrual status. Of the non-accrual loans at March 31, 2014 and December 31, 2013, $16.3 million and $17.8 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with modified terms in calendar years after the year of the restructure.

The following tables summarize, for the three months ended March 31, 2014 and 2013, loans that were restructured during 2014 and 2013 (in thousands):

March 31, 2014

	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Real estate – commercial	1	1,441	1,441

Total new restructured loans in 2014	1	$1,441	$1,441

March 31, 2013

	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment

	Number of Restructured Loans	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Commercial business loans	1	$1,945	$1,945

Total new restructured loans in 2013	1	$1,945	$1,945

The restructured loans generally include terms to temporarily place loans on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above loans. The restructuring of the loans did not have a significant impact on our allowance for loan losses at March 31, 2014 or 2013.

The following table provides information on how restructured loans were modified during the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013
Extended maturity	$1,441	$—
Combination of maturity extension and payment schedule adjustment	—	1,945

Total	$1,441	$1,945

As of March 31, 2014, we did not have any loans that were restructured within the last 12 months that subsequently defaulted. The following table summarizes, as of March 31, 2013, loans that were restructured within the last 12 months that subsequently defaulted (in thousands):

	Number of Restructured Loans	Recorded Investment
Commercial – secured by real estate	1	$814
Real estate – market risk	1	2,453

Total	2	$3,267

(5) OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO

The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended March 31,
	2014	2013

Beginning balance	$5,110	$15,991
Additions	851	—
Sales	(3,541)	(1,494)
Valuation allowance for OREO	—	—
Direct write-downs	—	(71)

Ending balance	$2,420	$14,426

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

The table below summarizes our off-balance sheet financial instruments whose contract amounts represented credit risk (in thousands):

	March 31, 2014	December 31, 2013
Commitments to extend credit	$3,922,938	$3,674,391
Standby letters of credit	159,810	145,662

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of March 31, 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceed the regulatory definition of adequately capitalized as of March 31, 2014 and 2013. Based upon the information in its most recently filed call report, the Bank meets the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such change may retroactively subject the Company to change in capital ratios. Any such change could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.

The table below summarizes our capital ratios:

	March 31, 2014	December 31, 2013
Company
Risk-based capital:
Tier 1 capital	9.85%	9.15%
Total capital	12.70%	10.73%
Leverage	11.57%	10.87%

Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules, effective for us on January 1, 2015, will further limit the amount of dividends that may be paid by our bank. No dividends were declared or paid on common stock during the three months ended March 31, 2014 or 2013.

On March 28, 2013, we completed a sale of 6.0 million shares of 6.5% non-cumulative preferred stock, par value $0.01, with a liquidation preference of $25 per share, in a public offering. Dividends on the preferred stock are not cumulative and will be paid when declared by our board of directors to the extent that we have lawfully available funds to pay dividends. If declared, dividends will accrue and be payable quarterly, in arrears, on the liquidation preference amount, on a non-cumulative basis, at a rate of 6.50% per annum. We paid $2.4 million in dividends on the preferred stock for the three months ended March 31, 2014. Holders of preferred stock will not have voting rights, except with respect to authorizing or increasing the authorized amount of senior stock, certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law. Net proceeds from the sale totaled $145.1 million. The additional equity was used for general corporate purposes, including funding regulatory capital infusions into the Bank.

During January 2014, we completed an offering of 1.9 million shares of our common stock. Net proceeds from the sale totaled $106.5 million. On January 31, 2014, the Bank issued $175.0 million of subordinated notes in an offering to institutional investors exempt from registration under Section 3(a)(2) of the Securities Act of 1933 and 12 C.F.R. Part 16. Net proceeds from the transaction were $172.4 million. The notes mature in January 2026 and bear interest at a rate of 5.25% per annum, payable semi-annually. The notes are unsecured and are subordinate to the Bank’s obligations to its deposits, its obligations under banker’s acceptances and letters of credit, certain obligations to Federal Reserve Banks and the FDIC and the Bank’s obligations to its other creditors, except any obligations which expressly rank on a parity with or junior to the notes. The notes are expected to qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations. The net proceeds of both offerings were available to the Company for general corporate purposes, including retirement of $15.0 million of short-term debt that was outstanding at December 31, 2013, and additional capital to support continued loan growth.

(8) STOCK-BASED COMPENSATION

The fair value of our stock option and stock appreciation right (“SAR”) grants are estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide the best single measure of the fair value of our employee stock options.

Stock-based compensation consists of SARs and RSUs granted from 2007 through 2013.

	Three months ended March 31,
(in thousands)	2014	2013
Stock- based compensation expense recognized:
SARs	$143	$148
RSUs	1,119	757

Total compensation expense recognized	$1,262	$905

	March 31, 2014
(in thousands)	Options	SARs and RSUs
Unrecognized compensation expense related to unvested awards	$—	$13,709
Weighted average period over which expense is expected to be recognized, in years	—	3.75

In connection with the 2010 Long-term Incentive Plan, the Company has issued cash-based performance units.

A summary of the compensation cost for these units is as follows (in thousands):

	Three months ended March 31,
	2014	2013
Cash-based performance units	$3,393	$1,039

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

During the three months ended March 31, 2014 and 2013, the income and loss from discontinued operations was $4,000 and $1,000, net of taxes, respectively. We still have approximately $292,000 in loans held for sale from discontinued operations that are carried at the estimated market value at quarter-end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of March 31, 2014 include a liability for exposure to additional contingencies, including the risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.

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

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include U.S. government and agency mortgage-backed debt securities, municipal bonds, and Community Reinvestment Act funds. This category includes derivative assets and liabilities where values are obtained from independent pricing services.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation. This category also includes impaired loans and OREO where collateral values have been based on third party appraisals; however, due to current economic conditions, comparative sales data typically used in appraisals may be unavailable or more subjective due to lack of market activity.

Assets and liabilities measured at fair value at March 31, 2014 and December 31, 2013 are as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3

March 31, 2014

Available for sale securities:(1)
Residential mortgage-backed securities	$—	$38,674	$—
Municipals	—	7,006	—
Equity securities(2)	—	7,280	—
Loans(3) (5)	—	—	12,900
OREO(4) (5)	—	—	2,420
Derivative assets(6)	—	15,392	—
Derivative liabilities(6)	—	(15,392)	—

December 31, 2013

Available for sale securities:(1)
Residential mortgage-backed securities	$—	$41,462	$—
Municipals	—	14,505	—
Equity securities(2)	—	7,247	—
Loans(3) (5)	—	—	13,474
OREO(4) (5)	—	—	5,110
Derivative assets(6)	—	9,317	—
Derivative liabilities(6)	—	(9,317)	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.
(2)	Equity securities consist of Community Reinvestment Act funds.
(3)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.
(4)	OREO is transferred from loans to OREO at fair value less selling costs.
(5)	Fair value of loans and OREO is measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions
(6)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.

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

Loans

During the three months ended March 31, 2014, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses based upon the fair value of the underlying collateral. The $12.9 million total above includes impaired loans at March 31, 2014 with a carrying value of $13.1 million that were reduced by specific allowance allocations totaling $200,000 for a total reported fair value of $12.9 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.

OREO

Certain foreclosed assets, upon initial recognition, are valued based on third party appraisals less estimated selling costs. At March 31, 2014, OREO had a carrying value of $2.4 million with no specific valuation allowance allocations for a total reported fair value of $2.4 million based on valuations utilizing Level 3 valuation inputs. Fair values are based on third party appraisals; however, based on the current economic conditions, comparative sales data typically used in the appraisals may be unavailable or more subjective due to the lack of real estate market activity.

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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$257,799	$257,799	$153,911	$153,911
Securities, available-for-sale	52,960	52,960	63,214	63,214
Loans held for sale from discontinued operations	292	292	294	294
Loans held for investment, net	11,525,843	11,529,582	11,182,970	11,179,145
Derivative assets	15,392	15,392	9,317	9,317
Deposits	9,729,128	9,726,455	9,257,379	9,257,574
Federal funds purchased	143,573	143,573	148,650	148,650
Borrowings	534,453	534,453	876,980	861,981
Subordinated notes	286,000	280,023	111,000	96,647
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liabilities	15,392	15,392	9,317	9,317

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

During 2014 and 2013, we entered into certain interest rate derivative positions that are not designated as hedging instruments. These derivative positions relate to transactions in which we enter into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations.

The notional amounts and estimated fair values of interest rate derivative positions outstanding at March 31, 2014 and December 31, 2013 are presented in the following tables (in thousands):

	March 31, 2014		December 31, 2013
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivative:
Commercial loan/lease interest rate swaps	$816,578	$14,808	$764,939	$8,652
Commercial loan/lease interest rate swaps	(816,578)	(14,808)	(764,939)	(8,652)
Commercial loan/lease interest rate caps	(35,273)	(584)	(58,706)	(665)
Commercial loan/lease interest rate caps	35,273	584	58,706	665

The weighted-average receive and pay interest rates for interest rate swaps outstanding at March 31, 2014 were as follows:

	March 31, 2014 Weighted-Average Interest Rate		December 31, 2013 Weighted-Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	4.87%	2.89%	4.89%	2.99%

The weighted-average strike rate for outstanding interest rate caps was 1.45% at March 31, 2014 and 1.87% at December 31, 2013.

Our credit exposure on interest rate swaps and caps is limited to the net favorable value and interest payments of all swaps and caps by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the swaps and caps exceeds a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, relating to interest rate swaps and caps was approximately $15.4 million at March 31, 2014 and approximately $9.3 million at December 31, 2013, all of which relates to bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values. At March 31, 2014 and December 31, 2013, we had $18.5 million and $10.7 million, respectively, in cash collateral pledged for these derivatives included in interest-bearing deposits.

(12) STOCKHOLDERS’ EQUITY

On March 28, 2013, we completed a sale of 6.0 million shares of 6.5% non-cumulative preferred stock, par value $0.01, with a liquidation preference of $25 per share, in a public offering. Dividends on the preferred stock are not cumulative and will be paid if and when declared by our board of directors to the extent that we have lawfully available funds to pay dividends. If declared, dividends will accrue and be payable quarterly, in arrears, on the liquidation preference amount, on a non-cumulative basis, at a rate of 6.50% per annum. We paid $2.4 million in dividends on the preferred stock in March 2014. Holders of preferred stock do not have voting rights, except with respect to authorizing or increasing the authorized amount of senior stock, certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law. Net proceeds from the sale totaled $145.0 million. The proceeds were used for general corporate purposes, including funding regulatory capital infusions into the Bank.

During January 2014, we completed an offering of 1.9 million shares of our common stock. Net proceeds from the sale totaled $106.5 million. The net proceeds of the offering were available to the Company for general corporate purposes, including retirement of $15.0 million of short-term debt that was outstanding at December 31, 2013, and additional capital to support continued loan growth.

(13) NEW ACCOUNTING PRONOUNCEMENTS

ASU 2014-04 “Receivables (Topic 310) – Troubled Debt Restructurings by Creditors” (“ASU 2014-04”) amends Topic 310 “Receivables” to clarify the terms defining when an in substance repossession or foreclosure occurs, which determines when the receivable should be derecognized and the real estate property is recognized. ASU 2013-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. It is not expected to have a significant impact on our financial statements.

QUARTERLY FINANCIAL SUMMARY – UNAUDITED

Consolidated Daily Average Balances, Average Yields and Rates

(In thousands)

	For the three months ended March 31, 2014			For the three months ended March 31, 2013
	Average Balance	Revenue/ Expense(1)	Yield/ Rate	Average Balance	Revenue/ Expense(1)	Yield/ Rate
Assets
Securities – taxable	$47,027	$442	3.81%	$71,220	$729	4.15%
Securities – non-taxable(2)	10,554	151	5.80%	22,174	323	5.91%
Federal funds sold	73,746	40	0.22%	24,785	6	0.10%
Deposits in other banks	230,296	159	0.28%	78,718	52	0.27%
Loans held for investment, mortgage finance loans	2,027,264	16,782	3.36%	2,362,646	22,641	3.89%
Loans held for investment	8,717,969	99,090	4.61%	6,842,766	80,541	4.77%
Less reserve for loan losses	87,686	—	—	74,442	—	—

Loans, net of reserve	10,657,547	115,872	4.41%	9,130,970	103,182	4.58%

Total earning assets	11,019,170	116,664	4.29%	9,327,867	104,292	4.53%
Cash and other assets	382,198			401,692

Total assets	$11,401,368			$9,729,559

Liabilities and Stockholders’ Equity
Transaction deposits	$782,301	$80	0.04%	$1,003,735	$253	0.10%
Savings deposits	4,591,493	3,304	0.29%	3,246,675	2,297	0.29%
Time deposits	375,563	351	0.38%	403,113	414	0.42%
Deposits in foreign branches	355,857	295	0.34%	335,265	281	0.34%

Total interest bearing deposits	6,105,214	4,030	0.27%	4,988,788	3,245	0.26%
Other borrowings	293,012	171	0.24%	1,041,573	429	0.17%
Subordinated notes	227,667	3,479	6.20%	111,000	1,829	6.68%
Trust preferred subordinated debentures	113,406	616	2.20%	113,406	634	2.27%

Total interest bearing liabilities	6,739,299	8,296	0.50%	6,254,767	6,137	0.40%
Demand deposits	3,381,501			2,529,927
Other liabilities	103,514			90,538
Stockholders’ equity	1,177,054			854,327

Total liabilities and stockholders’ equity	$11,401,368			$9,729,559

Net interest income(2)		$108,368			$98,155

Net interest margin			3.99%			4.27%
Net interest spread			3.79%			4.13%
Loan spread			4.24%			4.41%

Additional information from discontinued operations:
Loans held for sale	$293			$302
Borrowed funds	293			302
Net interest income		$7			$6
Net interest margin—consolidated			3.99%			4.27%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.
(2)	Taxable equivalent rates used where applicable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements and financial analysis contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements may be contained in our future filings with SEC, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Forward-looking statements describe our future plans, strategies and expectations and are based on certain assumptions. Words such as “believes”, “anticipates”, “plans”, “goals”, “objectives”, “expects”, “intends”, “seeks”, “likely”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed under the heading “Risk Factors” in our 2013 Form 10-K and include, but are not limited to, the following:

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

Actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed elsewhere in this report or disclosed in our other SEC filings. Forward-looking statements included herein should not be relied upon as representing our expectations or beliefs as of any date subsequent to the date of this report. Except as required by law, we undertake no obligation to update or revise any forward-looking statements contained in this report or our other SEC filings, whether as a result of new information, future events or otherwise. The factors discussed herein are not intended to be a complete summary of all risks and uncertainties that may affect our businesses. Though we strive to monitor and mitigate risk, we cannot anticipate all potential economic, operational and financial developments that may adversely impact our operations and our financial results. Forward-looking statements should not be viewed as predictions and should not be the primary basis upon which investors evaluate an investment in our securities.

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

The following discussion and analysis presents the significant factors affecting our financial condition as of March 31, 2014 and December 31, 2013 and results of operations for three months in the periods ended March 31, 2014 and 2013. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing in Part I, Item 1 of this report.

Except as otherwise noted, all amounts and disclosures throughout this document reflect continuing operations. See Part I, Item 1 herein for a discussion of discontinued operations and at Note 9 – Discontinued Operations.

Results of Operations

Summary of Performance

We reported net income of $28.3 million and net income available to common shareholders of $25.8 million, or $0.60 per diluted common share, for the first quarter of 2014 compared to net income and net income available to common shareholders of $33.1 million, or $0.80 per diluted common share, for the first quarter of 2013. During the first quarter of 2014, we completed an equity offering of 1.9 million shares, which increased diluted shares by 1.2 million shares, or 3%. We also completed a $175.0 million subordinated debt offering, which resulted in an additional $1.6 million in interest expense for the first quarter of 2014, or $0.02 per share. The results for the first quarter of 2014 also include the $0.06 per share of preferred dividend that did not have a material impact on results for the first quarter of 2013. Return on average common equity (“ROE”) was 10.20% and return on average assets was 1.01% for the first quarter of 2014, compared to 15.82% and 1.38%, respectively, for the first quarter of 2013. The sale of 1.9 million common shares during the first quarter of 2014 increased common equity by $106.5 million and had the effect of reducing ROE.

Net income decreased $4.9 million, or 15%, for the three months ended March 31, 2014 as compared to the same period in 2013. The $4.9 million decrease during the three months ended March 31, 2014, was primarily the result of a $13.6 million increase in non-interest expense, a $925,000 decrease in non-interest income and a $3.0 million increase in the provision for credit losses, offset by a $10.3 million increase in net interest income and a $2.4 million decrease in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income was $108.3 million for the first quarter of 2014, compared to $98.0 million for the first quarter of 2013. The increase was due to an increase in average earning assets of $1.7 billion as compared to the first quarter of 2013. The increase in average earning assets included a $1.5 billion increase in average net loans, offset by a $35.8 million decrease in average securities. For the quarter ended March 31, 2014, average net loans and securities represented 97% and 1%, respectively, of average earning assets compared to 98% and 1% in the same quarter of 2013.

Average interest-bearing liabilities for the quarter ended March 31, 2014 increased $484.5 million from the first quarter of 2013, which included a $1.1 billion increase in interest-bearing deposits, a $116.7 million increase in subordinated notes, offset by a $748.6 million decrease in other borrowings. Demand deposits increased from $2.5 billion at March 31, 2013 to $3.4 billion at March 31, 2014. The average cost of total deposits and borrowed funds remained at .17% from first quarter of 2013 to first quarter of 2014. The total cost of interest-bearing liabilities included a $1.6 million attributable to $175.0 million in long-term debt issued in January 2014. Including the increase in long-term debt, the cost of interest-bearing liabilities increased from .40% for the quarter ended March 31, 2013 to .50% for the same period of 2014.

The following table presents the changes (in thousands) in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.

	Three months ended March 31, 2014/2013
	Net Change	Change Due To(1)
		Volume	Yield/Rate
Interest income:
Securities(2)	$(459)	$(417)	$(42)
Loans held for investment, mortgage finance loans	(5,859)	(3,214)	(2,645)
Loans held for investment	18,549	22,072	(3,523)
Federal funds sold	34	12	22
Deposits in other banks	107	100	7

Total	12,372	18,553	(6,181)
Interest expense:
Transaction deposits	(173)	(56)	(117)
Savings deposits	1,007	951	56
Time deposits	(63)	(28)	(35)
Deposits in foreign branches	14	17	(3)
Borrowed funds	(258)	(308)	50
Long-term debt	1,632	1,922	(290)

Total	2,159	2,498	(339)

Net interest income	$10,213	$16,055	$(5,842)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.
(2)	Taxable equivalent rates used where applicable and assume a 35% tax rate.

Net interest margin, the ratio of net interest income to average earning assets, was 3.99% for the first quarter of 2014 compared to 4.27% for the first quarter of 2013. The year over year decrease is due to the growth in loans with lower yields, the impact of the subordinated note offering and the $200.5 million increase in average balances of liquidity assets, which includes Federal funds sold and deposits from other banks. Funding cost including demand deposits and borrowed funds remained consistent at .17% for the first quarter of 2013 and the first quarter of 2014. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 4.12% for the first quarter of 2014 compared to 4.36% for the first quarter of 2013, and the decrease related to the reduction in yields on total loans. Total cost of funding, including all deposits, long-term debt and stockholders’ equity increased to .30% for the first quarter of 2014 compared to .26% for the first quarter of 2013. Average long-term debt increased by $116.7 million from the first quarter of 2013 and the average interest rate on long-term debt for the first quarter of 2014 was 4.87% compared to 4.45% in the same period of 2013.

Non-interest Income

The components of non-interest income were as follows (in thousands):

	Three months ended March 31,
	2014	2013
Service charges on deposit accounts	$1,696	$1,701
Trust fee income	1,282	1,241
Bank owned life insurance (BOLI) income	509	498
Brokered loan fees	2,824	4,744
Swap fees	1,224	1,652
Other	2,821	1,445

Total non-interest income	$10,356	$11,281

Non-interest income decreased $925,000 during the three months ended March 31, 2014 compared to the same period of 2013. This decrease was primarily due to a $1.9 million decrease in brokered loan fees as a result of declining mortgage finance volumes. Swap fee income decreased $428,000 during the three months ended March 31, 2014 compared to the same period of 2013. These fees fluctuate from quarter to quarter based on the number and volume of transactions closed during the quarter. Swap fees are fees related to customer swap transactions and are received from the institution that is our counterparty on the transaction. Offsetting these decreases was a $1.4 million increase in other non-interest income. Other non-interest income includes such items as letter of credit fees and other general operating income, none of which account for 1% or more of total interest income and non-interest income.

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

Non-interest Expense

The components of non-interest expense were as follows (in thousands):

	Three months ended March 31,
	2014	2013
Salaries and employee benefits	$42,056	$33,541
Net occupancy expense	4,768	3,857
Marketing	3,759	3,972
Legal and professional	5,402	3,940
Communications and technology	3,924	3,122
FDIC insurance assessment	2,725	1,078
Allowance and other carrying costs for OREO	45	430
Other	6,642	5,760

Total non-interest expense	$69,321	$55,700

Non-interest expense for the first quarter of 2014 increased $13.6 million, or 24%, to $69.3 million from $55.7 million in the first quarter of 2013. The increase is primarily attributable to a $8.5 million increase in salaries and employee benefits due to general business growth and an increase in performance-based compensation tied to our stock price.

Net occupancy expense for the first quarter of 2014 increased $911,000 compared to the same quarter in 2013 as a result of general business growth and continued build-out needed to support that growth.

Legal and professional expense for the three months ended March 31, 2014 increased $1.5 million compared to the same quarter in 2013. Our legal and professional expense will continue to fluctuate and could increase in the future with growth and as we respond to continued regulatory changes and strategic initiatives. We expect to continue to see a decrease in the cost of resolving problem assets under improving economic conditions.

FDIC insurance assessment expense for the three months ended March 31, 2014 increased $1.6 million compared to the same quarter in 2013 as a result of the difference in rates applied to banks with over $10 billion in assets.

Analysis of Financial Condition

Loan Portfolio

Total loans net of allowance for loan losses at March 31, 2014 increased $342.9 million from December 31, 2013 to $11.5 billion. Our business plan focuses primarily on lending to middle market businesses and successful professionals and entrepreneurs, and as such, commercial, real estate and construction loans have comprised a majority of our loan portfolio. Consumer loans generally have represented 1% or less of the portfolio. Mortgage finance loans relate to our mortgage warehouse lending operations in which we invest in mortgage loan ownership interests that are typically sold within 10 to 20 days. Volumes fluctuate based on the level of market demand in the product and the number of days between purchase and sale of the loans, as well as overall market interest rates.

We originate a substantial majority of all the loans held for investment. We also participate in syndicated loan relationships, both as a participant and as an agent. As of March 31, 2014, we had $1.5 billion in syndicated loans, $443.4 million of which we acted as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. In addition, as of March 31, 2014, none of our syndicated loans were on non-accrual.

Loans were as follows as of the dates indicated (in thousands):

	March 31, 2014	December 31, 2013
Commercial	$5,205,515	$5,020,565
Mortgage finance	2,688,044	2,784,265
Construction	1,437,609	1,262,905
Real estate	2,229,349	2,146,228
Consumer	14,815	15,350
Leases	95,262	93,160

Gross loans held for investment	11,670,594	11,322,473
Deferred income (net of direct origination costs)	(54,517)	(51,899)
Allowance for loan losses	(90,234)	(87,604)

Total loans held for investment, net	$11,525,843	$11,182,970

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

Construction Loans. Our construction loan portfolio consists primarily of single- and multi-family residential properties and commercial projects used in manufacturing, warehousing, service or retail businesses. Our construction loans generally have terms of one to three years. We typically make construction loans to developers, builders and contractors that have an established record of successful project completion and loan repayment and have a substantial equity investment in the borrowers’ equity. However, construction loans are generally based upon estimates of costs and value associated with the completed project. Sources of repayment for these types of loans may be pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from us until permanent financing is obtained. The nature of these loans makes ultimate repayment extremely sensitive to overall economic conditions. Borrowers may not be able to correct conditions of default in loans, increasing risk of exposure to classification, non-performing status, reserve allocation and actual credit loss and foreclosure. These loans typically have floating rates and commitment fees.

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

As of March 31, 2014, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.

Summary of Loan Loss Experience

The provision for credit losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $5.0 million during the first quarter of 2014 compared to $5.0 million in the fourth quarter of 2013 and $2.0 million in the first quarter of 2013. Despite experiencing improvements in credit quality, we have seen levels of reserves and provision increase due to growth in the portfolio. We continue to maintain an unallocated reserve component to allow for continued uncertainty in the economic environment which has produced losses, including those resulting from fraud by borrowers, that are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses, however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy.

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

The combined reserve for credit losses, which includes a liability for losses on unfunded commitments, totaled $95.2 million at March 31, 2014, $92.3 million at December 31, 2013 and $79.0 million at March 31, 2013. Due to the growth in loans, the total reserve percentage decreased to 1.07% at March 31, 2014 from 1.09% and 1.14% of loans excluding mortgage finance loans at December 31, 2013 and March 31, 2013, respectively. The combined reserve percentage has trended down as we recognize losses on loans for which there were specific or general allocations of reserves and see improvement in our overall credit quality. The overall reserve for loan losses continues to result from consistent application of the loan loss reserve methodology as described above. At March 31, 2014, we believe the reserve is sufficient to cover all expected losses in the portfolio and has been derived from consistent application of the methodology described above. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, our estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

Activity in the reserve for loan losses is presented in the following table (in thousands):

	Three months ended March 31, 2014	Year ended December 31, 2013	Three months ended March 31, 2013
Reserve for loan losses:
Beginning balance	$87,604	$74,337	$74,337
Loans charged-off:
Commercial	2,336	6,575	1,648
Real estate	61	144	105
Consumer	50	45	19
Leases	—	2	—

Total charge-offs	2,447	6,766	1,772
Recoveries:
Commercial	210	1,203	397
Real estate	8	270	8
Consumer	25	73	30
Leases	124	322	121

Total recoveries	367	1,868	556

Net charge-offs	2,080	4,898	1,216
Provision for loan losses	4,710	18,165	1,879

Ending balance	$90,234	$87,604	$75,000

Reserve for off-balance sheet credit losses:
Beginning balance	$4,690	$3,855	$3,855
Provision for off-balance sheet credit losses	290	835	121

Ending balance	$4,980	$4,690	$3,976

Total reserve for credit losses	$95,214	$92,294	$78,976
Total provision for credit losses	$5,000	$19,000	$2,000
Reserve for loan losses to loans	0.78%	0.78%	0.79%
Reserve for loan losses to loans excluding mortgage finance loans(2)	1.01%	1.03%	1.08%
Net charge-offs to average loans(1)	0.08%	0.05%	0.05%
Net charge-offs to average loans excluding mortgage finance loans(1) (2)	0.10%	0.07%	0.07%
Total provision for credit losses to average loans	0.19%	0.19%	0.09%
Total provision for credit losses to average loans excluding mortgage finance loans(2)	0.23%	0.25%	0.12%
Recoveries to total charge-offs	15.00%	27.61%	31.38%
Reserve for off-balance sheet credit losses to off-balance sheet credit commitments	0.12%	0.12%	0.13%
Combined reserves for credit losses to loans held for investment	0.82%	0.82%	0.83%
Combined reserves for credit losses to loans held for investment excluding mortgage finance loans(2)	1.07%	1.09%	1.14%

Non-performing assets:
Non-accrual loans(5)	$43,213	$32,375	$43,424
OREO(4)	2,420	5,110	14,426

Total	$45,633	$37,485	$57,850

Restructured loans	$2,825	$1,935	$11,755
Loans past due 90 days and still accruing(3)	7,869	9,325	12,614
Reserve as a percent of non-performing loans	2.1x	2.7x	1.7x

(1)	Interim period ratios are annualized.
(2)	Mortgage finance loans were previously classified as loans held for sale but have been reclassified as loans held for investment as described in Note 1 – Operations and Summary of Significant Accounting Policies. The indicated ratios are presented excluding the mortgage finance loans because the risk profile of our mortgage finance loans is different than our other loans held for investment. No provision is allocated to these loans based on the internal risk grade assigned.
(3)	At March 31, 2014, December 31, 2013 and March 31, 2013, loans past due 90 days and still accruing includes premium finance loans of $4.7 million, $3.8 million and $4.4 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.
(4)	At March 31, 2014, we did not have a valuation allowance recorded against the OREO balance. At December 31, 2013 and March 31, 2013, OREO balance is net of a $5.6 million and a $4.5 million valuation allowance, respectively.
(5)	As of March 31, 2014, December 31, 2013 and March 31, 2013, non-accrual loans included $14.9 million, $17.8 million and $16.9 million, respectively, in loans that met the criteria for restructured.

Non-performing Assets

Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type and OREO (in thousands):

	March 31, 2014	December 31, 2013	March 31, 2013
Non-accrual loans:
Commercial	$26,834	$12,896	$20,814
Construction	—	705	—
Real estate	16,329	18,670	22,504
Consumer	8	54	37
Leases	42	50	69

Total non-accrual loans	43,213	32,375	43,424
Repossessed assets:
OREO	2,420	5,110	14,426

Total repossessed assets	2,420	5,110	14,426

Total non-performing assets	$45,633	$37,485	$57,850

The table below summarizes the non-accrual loans as segregated by loan type and type of property securing the credit as of March 31, 2014 (in thousands):

Non-accrual loans:
Commercial
Lines of credit secured by the following:
Oil and gas properties	$916
Assets of the borrowers	23,056
Other	2,862

Total commercial	26,834
Real estate
Secured by:
Commercial property	9,637
Unimproved land and/or undeveloped residential lots	3,945
Other	2,747

Total real estate	16,329
Consumer	8
Leases (commercial leases primarily secured by assets of the lessor)	42

Total non-accrual loans	$43,213

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of March 31, 2014, none of our non-accrual loans were earning on a cash basis. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

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

At March 31, 2014, we had $7.9 million in loans past due 90 days and still accruing interest. At March 31, 2014, $4.7 million of the loans past due 90 days and still accruing are premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or forgiveness of either principal or accrued interest. As of March 31, 2014, we had $2.8 million in loans considered restructured that are not on non-accrual. Of the non-accrual loans at March 31, 2014, $16.3 million met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, the loan no longer has to be considered a restructuring if it is in compliance with modified terms in calendar years after the year of the restructuring.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At March 31, 2014 and 2013, we had $28.8 million and $21.1 million, respectively, in loans of this type which were not included in either non-accrual or 90 days past due categories.

The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended March 31,
	2014	2013
Beginning balance	$5,110	$15,991
Additions	851	—
Sales	(3,541)	(1,494)
Valuation allowance for OREO	—	—
Direct write-downs	—	(71)

Ending balance	$2,420	$14,426

The following table summarizes the assets held in OREO at March 31, 2014 (in thousands):

Undeveloped land and residential lots	$760
Single family residences	1,462
Other	198

Total OREO	$2,420

When foreclosure occurs, fair value, which is generally based on appraised values, may result in partial charge-off of a loan upon taking property, and so long as property is retained, subsequent reductions in appraised values will result in valuation adjustments taken as non-interest expense. In addition, if the decline in value is believed to be permanent and not just driven by market conditions, a direct write-down to the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure related to the appraised values during that holding period. During the three months ended March 31, 2014 we did not record a valuation expense compared to $71,000 recorded during the same period of 2013. Of the $71,000 recorded for the three months ended March 31, 2013, $71,000 related to direct write-downs.

Liquidity and Capital Resources

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the demonstrated marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2013 and for the three months ended March 31, 2014, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from Federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings.

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

	March 31, 2014	December 31, 2013	March 31, 2013
Deposits from core customers	$8,173.9	$7,840.1	$6,633.7
Deposits from core customers as a percent of total deposits	84.0%	84.7%	85.6%

Relationship brokered deposits	$1,555.2	$1,417.3	$1,112.1
Relationship brokered deposits as a percent of total deposits	16.0%	15.3%	11.4%

Traditional brokered deposits	$—	$—	$—
Traditional brokered deposits as a percent of total deposits	0.0%	0.0%	0.0%

Average deposits from core customers(1)	$7,966.3	$7,040.4	$6,498.8
Average deposits from core customers as a percent of total quarterly average deposits(1)	84.0%	84.1%	86.4%

Average relationship brokered deposits(1)	$1,520.4	$1,334.5	$1,020.0
Average relationship brokered deposits as a percent of total quarterly average deposits(1)	16.0%	15.9%	10.8%

Average traditional brokered deposits(1)	$—	$—	$—
Average traditional brokered deposits as a percent of total quarterly average deposits(1)	0.0%	0.0%	0.0%

(1)	Annual averages presented for December 31, 2013.

We have access to, and have periodically utilized, sources of brokered deposits of not less than an additional $3.5 billion. Customer deposits (total deposits, including relationship brokered deposits, minus brokered CDs) increased by $471.7 million from December 31, 2013 and increased $2.0 billion from March 31, 2013.

Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our loans held for sale, due to their liquidity, short duration and interest spreads available. These borrowing sources typically include Federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes, and advances from the FHLB and the Federal Reserve. The following table summarizes our borrowings as of March 31, 2014 (in thousands):

Federal funds purchased	$143,573
Repurchase agreements	29,432
FHLB borrowings	505,021
Subordinated notes	286,000
Trust preferred subordinated debentures	113,406

Total borrowings	$1,077,432

Maximum borrowings outstanding at any month-end during the year	$1,077,432

The following table summarizes our other borrowing capacities in excess of balances outstanding at March 31, 2014 (in thousands):

FHLB borrowing capacity relating to loans	$1,122,848
FHLB borrowing capacity relating to securities	3,927

Total FHLB borrowing capacity	$1,126,775

Unused Federal funds lines available from commercial banks	$960,000

At March 31, 2014, we had a non-revolving amortizing line of credit with $100.0 million of unused capacity. This line of credit matures on December 15, 2014. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. At March 31, 2014, no borrowings were outstanding compared to $15.0 million outstanding at December 31, 2013.

Our equity capital averaged $1.2 billion for the three months ended March 31, 2014, as compared to $854.3 million for the same period in 2013. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.

During January 2014, we completed an offering of 1.9 million shares of our common stock. Net proceeds from the sale totaled $106.5 million. On January 31, 2014, the Bank issued $175.0 million of subordinated notes in an offering to institutional investors exempt from registration under Section 3(a)(2) of the Securities Act of 1933 and 12 C.F.R. Part 16. Net proceeds from the transaction were $172.4 million. The notes mature in January 2026 and bear interest at a rate of 5.25% per annum, payable semi-annually. The notes are unsecured and are subordinate to the Bank’s obligations to its deposit-holders, its obligations under banker’s acceptances and letters of credit, certain obligations to Federal Reserve Banks and the FDIC and the Bank’s obligations to its other creditors, except any obligations which expressly rank on a parity with or junior to the notes. The notes are expected to qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations. The net proceeds of both offerings were available to the Company for general corporate purposes, including retirement of $15.0 million of short-term debt that was outstanding at December 31, 2013, and additional capital to support continued loan growth.

Our capital ratios remain above the levels required to be well capitalized. We believe that periodic capital raising transactions, along with the addition of loan and deposit relationships, will allow us to continue to grow organically.

Commitments and Contractual Obligations

The following table presents significant fixed and determinable contractual obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of March 31, 2014, our significant fixed and determinable contractual obligations to third parties were as follows (in thousands):

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
Deposits without a stated maturity(1)	$8,966,257	$—	$—	$—	$8,966,257
Time deposits(1)	744,574	15,535	2,688	74	762,871
Federal funds purchased(1)	143,573	—	—	—	143,573
Customer repurchase agreements(1)	29,432	—	—	—	29,432
FHLB borrowings(1)	505,021	—	—	—	505,021
Operating lease obligations(1) (2)	13,794	28,404	28,076	59,457	129,731
Subordinated notes(1)	—	—	—	286,000	286,000
Trust preferred subordinated debentures(1)	—	—	—	113,406	113,406

Total contractual obligations	$10,402,651	$43,939	$30,764	$458,937	$10,936,291

(1)	Excludes interest.
(2)	Non-balance sheet item.

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

Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with ASC 310, Receivables, and ASC 450, Contingencies. The allowance for loan losses is established through a provision for loan losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the loan losses inherent in the loan portfolio. The allowance for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. Factors contributing to the determination of specific reserves include the credit-worthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general reserve, the portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. See “Summary of Loan Loss Experience” above and Note 4 – Loans and Allowance for Loan Losses in the accompanying notes to the consolidated financial statements included elsewhere in this report for further discussion of the risk factors considered by management in establishing the allowance for loan losses.

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

Interest Rate Risk Management

Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of March 31, 2014, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis

March 31, 2014

(In thousands)

	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Securities(1)	$13,820	$14,099	11,840	$13,201	$52,960
Total variable loans	10,105,843	34,386	535	94	10,140,858
Total fixed loans	763,818	353,422	221,816	190,680	1,529,736

Total loans(2)	10,869,661	387,808	222,351	190,774	11,670,594

Total interest sensitive assets	$10,883,481	$401,907	$234,191	$203,975	$11,723,554

Liabilities:
Interest-bearing customer deposits	$5,906,434	$—	$—	$—	$5,906,434
CDs & IRAs	134,602	218,501	15,535	2,762	371,400

Total interest-bearing deposits	6,041,036	218,501	15,535	2,762	6,277,834

Repurchase agreements, Federal funds purchased, FHLB borrowings	678,026	—	—	—	678,026
Subordinated notes	—	—	—	286,000	286,000
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowings	678,026	—	—	399,406	1,077,432

Total interest sensitive liabilities	$6,719,062	$218,501	$15,535	$402,168	$7,355,266

GAP	$4,164,419	$183,406	$218,656	$(198,193)	$—
Cumulative GAP	4,164,419	4,347,825	4,566,481	4,368,288	4,368,288

Demand deposits					$3,451,294
Stockholders’ equity					1,230,131

Total					$4,681,425

(1)	Securities based on fair market value.
(2)	Loans are stated at gross.

The table above sets forth the balances as of March 31, 2014 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.

The “most likely” rate scenario is based on the consensus forecast of future interest rates published by independent sources. These forecasts incorporate future spot rates and relevant spreads of instruments that are actively traded in the open market. The Federal Reserve’s Federal funds target affects short-term borrowing; the prime lending rate and the LIBOR are the basis for most of our variable-rate loan pricing. The 10-year mortgage rate is also monitored because of its effect on prepayment speeds for mortgage-backed securities. We believe these are our primary interest rate exposures. We are currently not using derivatives to manage our interest rate exposure.

The two “shock test” scenarios assume a sustained parallel 200 basis point increase or decrease, respectively, in interest rates. As short-term rates have remained low through 2013, we do not believe that analysis of an assumed decrease in interest rates would provide meaningful results. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%.

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

Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
200 bp Increase March 31, 2014
Change in net interest income	$104,645

The simulations used to manage market risk are based on numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows, and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies, among other factors.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to various claims and legal actions related to operating activities that arise in the ordinary course of business. Management does not currently expect the ultimate disposition of these matters to have a material adverse impact on our financial statements.

ITEM 1A.	RISK FACTORS

There have been no material change in the risk factors previously disclosed in the Company’s 2013 Form 10-K for the fiscal year ended December 31, 2013.

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101	The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS CAPITAL BANCSHARES, INC.

Date: April 24, 2014

/s/ Peter B. Bartholow

Peter B. Bartholow

Chief Financial Officer

(Duly authorized officer and principal

financial officer)

EXHIBIT INDEX

Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101	The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements