Form 10-Q
period 2014-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2014-07-24
CIK 1077428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On July 22, 2014, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share 43,111,768

Texas Capital Bancshares, Inc.

Form 10-Q

Quarter Ended June 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME – UNAUDITED

(In thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$124,234	$106,418	$240,106	$209,600
Securities	471	773	1,011	1,712
Federal funds sold	8	13	48	19
Deposits in other banks	100	60	259	112

Total interest income	124,813	107,264	241,424	211,443
Interest expense
Deposits	4,246	3,228	8,276	6,473
Federal funds purchased	115	206	210	418
Repurchase agreements	4	5	8	9
Other borrowings	181	143	253	356
Subordinated notes	4,241	1,829	7,720	3,658
Trust preferred subordinated debentures	619	633	1,235	1,267

Total interest expense	9,406	6,044	17,702	12,181

Net interest income	115,407	101,220	223,722	199,262
Provision for credit losses	4,000	7,000	9,000	9,000

Net interest income after provision for credit losses	111,407	94,220	214,722	190,262
Non-interest income
Service charges on deposit accounts	1,764	1,749	3,460	3,450
Trust fee income	1,242	1,269	2,524	2,510
Bank owned life insurance (BOLI) income	521	463	1,030	961
Brokered loan fees	3,357	4,778	6,181	9,522
Swap fees	410	981	1,634	2,633
Other	3,239	1,888	6,060	3,333

Total non-interest income	10,533	11,128	20,889	22,409
Non-interest expense
Salaries and employee benefits	39,896	45,191	81,952	78,732
Net occupancy expense	5,073	4,135	9,841	7,992
Marketing	3,795	4,074	7,554	8,046
Legal and professional	7,181	4,707	12,583	8,647
Communications and technology	4,361	3,347	8,285	6,469
FDIC insurance assessment	2,544	699	5,269	1,777
Allowance and other carrying costs for OREO	11	482	56	912
Other	6,907	6,099	13,549	11,859

Total non-interest expense	69,768	68,734	139,089	124,434

Income from continuing operations before income taxes	52,172	36,614	96,522	88,237
Income tax expense	18,754	12,542	34,843	31,021

Income from continuing operations	33,418	24,072	61,679	57,216
Income from discontinued operations (after-tax)	3	1	7	—

Net income	33,421	24,073	61,686	57,216
Preferred stock dividends	2,437	2,438	4,875	2,519

Net income available to common stockholders	$30,984	$21,635	$56,811	$54,697

Other comprehensive income (loss)
Change in net unrealized gain on available-for-sale securities arising during period, before-tax	$43	$(1,028)	$(118)	$(1,752)
Income tax benefit (expense) related to net unrealized gain on available-for-sale securities	15	(360)	(41)	(613)

Other comprehensive income (loss), net of tax	28	(668)	(77)	(1,139)

Comprehensive income	$33,449	$23,405	$61,609	$56,077

Basic earnings per common share
Income from continuing operations	$0.72	$0.53	$1.33	$1.34
Net income	$0.72	$0.53	$1.33	$1.34
Diluted earnings per common share
Income from continuing operations	$0.71	$0.52	$1.30	$1.31
Net income	$0.71	$0.52	$1.30	$1.31

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$116,525	$92,484
Interest-bearing deposits	240,617	61,337
Federal funds sold and securities purchased under resale agreements	—	90
Securities, available-for-sale	49,330	63,214
Loans held for sale from discontinued operations	290	294
Loans held for investment, mortgage finance	3,700,253	2,784,265
Loans held for investment (net of unearned income)	9,152,715	8,486,309
Less: Allowance for loan losses	91,114	87,604

Loans held for investment, net	12,761,854	11,182,970
Premises and equipment, net	15,762	11,482
Accrued interest receivable and other assets	327,510	281,534
Goodwill and intangible assets, net	20,938	21,286

Total assets	$13,532,826	$11,714,691

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$4,181,774	$3,347,567
Interest-bearing	6,233,357	5,579,505
Interest-bearing in foreign branches	342,185	330,307

Total deposits	10,757,316	9,257,379
Accrued interest payable	4,671	749
Other liabilities	108,069	110,177
Federal funds purchased and repurchase agreements	300,532	170,604
Other borrowings	700,016	855,026
Subordinated notes	286,000	111,000
Trust preferred subordinated debentures	113,406	113,406

Total liabilities	12,270,010	10,618,341
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:	150,000	150,000
Authorized shares – 10,000,000
Issued shares – 6,000,000 shares issued at June 30, 2014 and December 31, 2013, respectively
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 43,105,861 and 41,036,787 at June 30, 2014 and December 31, 2013, respectively	431	410
Additional paid-in capital	557,919	448,208
Retained earnings	552,923	496,112
Treasury stock (shares at cost: 417 at June 30, 2014 and December 31, 2013)	(8)	(8)
Accumulated other comprehensive income, net of taxes	1,551	1,628

Total stockholders’ equity	1,262,816	1,096,350

Total liabilities and stockholders’ equity	$13,532,826	$11,714,691

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

	Preferred Stock		Common Stock				Treasury Stock		Accumulated
									Other
					Additional				Comprehensive
					Paid-in	Retained			Income (Loss),
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Net of Taxes	Total
Balance at December 31, 2012	—	$—	40,727,996	$407	$450,116	$382,455	(417)	$(8)	$3,272	$836,242
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	57,216	—	—	—	57,216
Change in unrealized gain on available-for-sale securities, net of taxes of $613 (unaudited)	—	—	—	—	—	—	—	—	(1,139)	(1,139)

Total comprehensive income (unaudited)										56,077
Tax expense related to exercise of stock-based awards (unaudited)	—	—	—	—	(659)	—	—	—	—	(659)
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	1,843	—	—	—	—	1,843
Issuance of preferred stock (unaudited)	6,000,000	150,000	—	—	(5,013)	—	—	—	—	144,987
Preferred stock dividend (unaudited)	—	—	—	—	—	(2,519)	—	—	—	(2,519)
Issuance of stock related to stock-based awards (unaudited)	—	—	134,902	1	(1,017)	—	—	—	—	(1,016)

Balance at June 30, 2013 (unaudited)	6,000,000	$150,000	40,862,898	$408	$445,270	$437,152	(417)	$(8)	$2,133	$1,034,955

Balance at December 31, 2013	6,000,000	$150,000	41,036,787	$410	$448,208	$496,112	(417)	$(8)	$1,628	$1,096,350
Comprehensive income:
Net income (unaudited)	—	—	—	—	—	61,686	—	—	—	61,686
Change in unrealized gain on available-for-sale securities, net of taxes of $41 (unaudited)	—	—	—	—	—	—	—	—	(77)	(77)

Total comprehensive income (unaudited)										61,609
Tax benefit related to exercise of stock-based awards (unaudited)	—	—	—	—	1,479	—	—	—	—	1,479
Stock-based compensation expense recognized in earnings (unaudited)	—	—	—	—	2,528	—	—	—	—	2,528
Preferred stock dividend (unaudited)	—	—	—	—	—	(4,875)	—	—	—	(4,875)
Issuance of stock related to stock-based awards (unaudited)	—	—	94,845	1	(824)	—	—	—	—	(823)
Issuance of common stock (unaudited)	—	—	1,875,000	19	106,529	—	—	—	—	106,548
Issuance of common stock related to warrants (unaudited)	—	—	99,229	1	(1)	—	—	—	—	—

Balance at June 30, 2014 (unaudited)	6,000,000	$150,000	43,105,861	$431	$557,919	$552,923	(417)	$(8)	$1,551	$1,262,816

See accompanying notes to consolidated financial statements

TEXAS CAPITAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(In thousands)

	Six months ended June 30,
	2014	2013
Operating activities
Net income from continuing operations	$61,679	$57,216
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	9,000	9,000
Depreciation and amortization	6,693	2,494
Amortization and accretion on securities	—	14
Bank owned life insurance (BOLI) income	(1,030)	(961)
Stock-based compensation expense	7,233	11,250
Tax benefit (expense) from stock-based award exercises	1,479	(659)
Excess tax benefits (expense) from stock-based compensation arrangements	(4,227)	1,882
Loss on sale of assets	(709)	(439)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(51,807)	33,892
Accrued interest payable and other liabilities	(2,850)	2,237

Net cash provided by operating activities of continuing operations	25,461	115,926
Net cash provided by operating activities of discontinued operations	11	4

Net cash provided by operating activities	25,472	115,930
Investing activities
Maturities and calls of available-for-sale securities	8,474	12,245
Principal payments received on available-for-sale securities	5,292	10,323
Originations of mortgage finance loans	(23,694,564)	(27,736,248)
Proceeds from pay-offs of mortgage finance loans	22,778,576	28,073,286
Net increase in loans held for investment, excluding mortgage finance loans	(671,896)	(729,034)
Purchase of premises and equipment, net	(6,193)	(2,292)
Proceeds from sale of foreclosed assets	5,763	3,660
Cash paid for acquisition	—	(2,445)

Net cash used in investing activities of continuing operations	(1,574,548)	(370,505)
Financing activities
Net increase in deposits	1,499,937	539,794
Net expense from issuance of stock related to stock-based awards	(823)	(1,016)
Net proceeds from issuance of common stock	106,548	—
Proceeds from issuance of preferred stock	—	144,987
Preferred dividends paid	(4,875)	(2,085)
Net decrease in other borrowings	(149,473)	(346,867)
Excess tax benefits (expense) from stock-based compensation arrangements	4,227	(1,882)
Net increase in Federal funds purchased	124,391	34,336
Net proceeds from issuance of subordinated notes	172,375	—

Net cash provided by financing activities of continuing operations	1,752,307	367,267

Net increase in cash and cash equivalents	203,231	112,692
Cash and cash equivalents at beginning of period	153,911	206,348

Cash and cash equivalents at end of period	$357,142	$319,040

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$13,780	$11,808
Cash paid during the period for income taxes	33,702	38,112
Transfers from loans/leases to OREO and other repossessed assets	851	912

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

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

We have corrected the classification of these assets on the consolidated balance sheets to reflect them as held for investment. We have corrected the previously presented cash flows for these loans and in doing so the consolidated statements of cash flows for the six months ended June 30, 2013 were adjusted to decrease net cash flows from operating activities by $337.0 million, with a corresponding increase in net cash flows from investing activities. The change does not impact our reported earnings as we do not believe any reserve for loan losses relating to the mortgage finance portfolio is necessary based upon the risk profile of the assets and the less than one basis point loss experience of the program over the last ten years. This reclassification does not change total loans or total assets on our consolidated balance sheets. We have evaluated the effect of the incorrect presentation, both qualitatively and quantitatively, and concluded that it did not materially misstate our previously issued financial statements.

Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits and Federal funds sold.

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

All securities are available-for-sale as of June 30, 2014 and December 31, 2013.

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

Accumulated Other Comprehensive Income

Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income, net. Other comprehensive income (loss), net of tax, for the six months ended June 30, 2014 and 2013 is reported in the accompanying consolidated statements of stockholders’ equity and consolidated statements of income and other comprehensive income.

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

(2) EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Net income from continuing operations	$33,418	$24,072	$61,679	$57,216
Preferred stock dividends	2,437	2,438	4,875	2,519

Net income from continuing operations available to common stockholders	30,981	21,634	56,804	54,697
Income from discontinued operations	3	1	7	—

Net income	$30,984	$21,635	$56,811	$54,697

Denominator:
Denominator for basic earnings per share— weighted average shares	43,075,213	40,813,918	42,735,580	40,784,769
Effect of employee stock-based awards(1)	336,993	415,049	359,794	436,219
Effect of warrants to purchase common stock	432,809	494,558	486,113	496,464

Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	43,845,015	41,723,525	43,581,487	41,717,452

Basic earnings per common share from continuing operations	$0.72	$0.53	$1.33	$1.34

Basic earnings per common share	$0.72	$0.53	$1.33	$1.34

Diluted earnings per share from continuing operations	$0.71	$0.52	$1.30	$1.31

Diluted earnings per common share	$0.71	$0.52	$1.30	$1.31

(1)	Stock options, SARs and RSUs outstanding of 46,000 at June 30, 2014 and 99,500 at June 30, 2013 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

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

At June 30, 2014, our net unrealized gain on the available-for-sale securities portfolio was $2.4 million compared to $2.5 million at December 31, 2013. As a percent of outstanding balances, the unrealized gain was 5.08% and 4.13% at June 30, 2014 and December 31, 2013, respectively. The increase in the percent of outstanding balances at June 30, 2014 related to change in market value.

The following is a summary of securities (in thousands):

	June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$33,491	$2,511	$—	$36,002
Municipals	5,930	22	—	5,952
Equity securities(1)	7,522	11	(157)	7,376

	$46,943	$2,544	$(157)	$49,330

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$38,786	$2,676	$—	$41,462
Municipals	14,401	104	—	14,505
Equity securities(1)	7,522	—	(275)	7,247

	$60,709	$2,780	$(275)	$63,214

(1)	Equity securities consist of Community Reinvestment Act funds.

The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands, except percentage data):

	June 30, 2014
		After One	After Five
	Less Than	Through	Through	After Ten
	One Year	Five Years	Ten Years	Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$13	$11,711	$6,504	$15,263	$33,491
Estimated fair value	13	12,447	7,266	16,276	36,002
Weighted average yield(3)	6.50%	4.80%	5.53%	2.36%	3.83%
Municipals:(2)
Amortized cost	3,614	2,316	—	—	5,930
Estimated fair value	3,627	2,325	—	—	5,952
Weighted average yield(3)	5.85%	5.75%	—	—	5.92%
Equity securities:(4)
Amortized cost	7,522	—	—	—	7,522
Estimated fair value	7,376	—	—	—	7,376

Total available-for-sale securities:
Amortized cost					$46,943

Estimated fair value					$49,330

	December 31, 2013
		After One	After Five
	Less Than	Through	Through	After Ten
	One Year	Five Years	Ten Years	Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$238	$14,720	$7,718	$16,110	$38,786
Estimated fair value	252	15,641	8,456	17,113	41,462
Weighted average yield(3)	4.32%	4.78%	5.56%	2.40%	3.94%
Municipals:(2)
Amortized cost	7,749	6,652	—	—	14,401
Estimated fair value	7,818	6,687	—	—	14,505
Weighted average yield(3)	5.76%	5.71%	—	—	5.73%
Equity securities:(4)
Amortized cost	7,522	—	—	—	7,522
Estimated fair value	7,247	—	—	—	7,247
Total available-for-sale securities:

Amortized cost					$60,709

Estimated fair value					$63,214

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.
(3)	Yields are calculated based on amortized cost.
(4)	These equity securities do not have a stated maturity.

Securities with carrying values of approximately $37.5 million were pledged to secure certain borrowings and deposits at June 30, 2014. Of the pledged securities at June 30, 2014, approximately $10.0 million were pledged for certain deposits, and approximately $27.5 million were pledged for repurchase agreements.

The following table discloses, as of June 30, 2014 and December 31, 2013, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

June 30, 2014	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$—	$—	$6,343	$(157)	$6,343	$(157)

December 31, 2013	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$7,247	$(275)	$—	$—	$7,247	$(275)

At June 30, 2014, there was one security with an unrealized loss position. This security is a publicly traded equity fund and is subject to market pricing volatility. We do not believe this unrealized loss is “other than temporary”. We have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation have the ability and intent to hold the investment until recovery of fair value. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on this security.

Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income (loss), net. Comprehensive income for the six months ended June 30, 2014 and 2013 included a net after-tax loss of $77,000 and $1.1 million, respectively, due to changes in the net unrealized gains/losses on securities available-for-sale.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

At June 30, 2014 and December 31, 2013, loans were as follows (in thousands):

	June 30,	December 31,
	2014	2013
Commercial	$5,295,368	$5,020,565
Mortgage finance	3,700,253	2,784,265
Construction	1,567,667	1,262,905
Real estate	2,231,630	2,146,228
Consumer	15,847	15,350
Leases	95,914	93,160

Gross loans held for investment	12,906,679	11,322,473
Deferred income (net of direct origination costs)	(53,711)	(51,899)
Allowance for loan losses	(91,114)	(87,604)

Total	$12,761,854	$11,182,970

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

Mortgage Finance Loans. Our mortgage finance loans consist of ownership interests purchased in single-family residential mortgages funded through our warehouse lending group. These interests are typically on our balance sheet for 10 to 20 days or less. We have agreements with mortgage lenders and purchase interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans. Balances are stated net of participations sold.

Construction Loans. Our construction loan portfolio consists primarily of single- and multi-family residential properties and commercial projects used in manufacturing, warehousing, service or retail businesses. Our construction loans generally have terms of one to three years. We typically make construction loans to developers, builders and contractors that have an established record of successful project completion and loan repayment and have a substantial equity investment in the borrowers. However, construction loans are generally based upon estimates of costs and value associated with the completed project. Sources of repayment for these types of loans may be pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from us until permanent financing is obtained. The nature of these loans makes ultimate repayment extremely sensitive to overall economic conditions. Borrowers may not be able to correct conditions of default in loans, increasing risk of exposure to classification, non-performing status, reserve allocation and actual credit loss and foreclosure. These loans typically have floating rates.

Real Estate Loans. A portion of our real estate loan portfolio is comprised of loans secured by properties other than market risk or investment-type real estate. Market risk loans are real estate loans where the primary source of repayment is expected to come from the sale, permanent financing or lease of the real property collateral. We generally provide temporary financing for commercial and residential property. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Our real estate loans generally have maximum terms of five to seven years, and we provide loans with both floating and fixed rates. We generally avoid long-term loans for commercial real estate held for investment. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Appraised values may be highly variable due to market conditions and the impact of the inability of potential purchasers and lessees to obtain financing and lack of transactions at comparable values.

Portfolio Geographic Concentration

As of June 30, 2014, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover probable losses inherent in the loan portfolio at each balance sheet date.

At June 30, 2014 and December 31, 2013, we had a blanket floating lien based on certain real estate loans used as collateral for Federal Home Loan Bank (“FHLB”) borrowings.

Summary of Loan Loss Experience

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

We have several pass credit grades that are assigned to loans based on varying levels of risk, ranging from credits that are secured by cash or marketable securities, to watch credits which have all the characteristics of an acceptable credit risk but warrant more than the normal level of monitoring. Within our criticized/classified credit grades are special mention, substandard, and doubtful. Special mention loans are those that are currently protected by the current sound worth and paying capacity of the borrower, but that are potentially weak and constitute an additional credit risk. The loan has the potential to deteriorate to a substandard grade due to the existence of financial or administrative deficiencies. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Some substandard loans are insufficiently protected by the current sound worth and paying capacity of the borrower and of the collateral pledged and may be considered impaired. Substandard loans can be accruing or can be on non-accrual depending on the circumstances of the individual loans. Loans classified as doubtful have all the weaknesses inherent in substandard loans with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high. All doubtful loans are on nonaccrual.

The reserve allocation percentages assigned to each credit grade have been developed based primarily on an analysis of our historical loss rates. The allocations are adjusted for certain qualitative factors for such things as general economic conditions, changes in credit policies and lending standards. Historical loss rates are adjusted to account for current environmental conditions which we believe are likely to cause loss rates to be higher or lower than past experience. Each quarter we produce an adjustment range for environmental factors unique to us and our market. Changes in the trend and severity of problem loans can cause the estimation of losses to differ from past experience. In addition, the reserve reflects the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio. The portion of the allowance that is not derived by the allowance allocation percentages compensates for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We evaluate many factors and conditions in determining the unallocated portion of the allowance, including the economic and business conditions affecting key lending areas, credit quality trends and general growth in the portfolio. The allowance is considered appropriate, given management’s assessment of potential losses within the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in the Company’s market areas and other factors.

The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality. The changes are reflected in the general reserve and in specific reserves as the collectability of larger classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored, and our reserve adequacy relies primarily on our loss history. The review of the reserve adequacy is performed by executive management and presented to a committee of our board of directors for their review. The committee reports to the board as part of the board’s review on quarterly basis of the Company’s consolidated financial statements.

The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and non-accrual status as of June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$5,171,053	$3,700,253	$1,567,667	$2,195,165	$15,790	$91,205	$12,741,133
Special mention	38,450	—	—	9,218	—	183	47,851
Substandard-accruing	60,320	—	—	11,249	57	4,504	76,130
Non-accrual	25,545	—	—	15,998	—	22	41,565

Total loans held for investment	$5,295,368	$3,700,253	$1,567,667	$2,231,630	$15,847	$95,914	$12,906,679

December 31, 2013
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$4,908,944	$2,784,265	$1,261,995	$2,099,450	$15,251	$89,317	$11,159,222
Special mention	24,132	—	102	6,338	—	51	30,623
Substandard-accruing	74,593	—	103	21,770	45	3,742	100,253
Non-accrual	12,896	—	705	18,670	54	50	32,375

Total loans held for investment	$5,020,565	$2,784,265	$1,262,905	$2,146,228	$15,350	$93,160	$11,322,473

The following table details activity in the reserve for loan losses by portfolio segment for the six months ended June 30, 2014 and June 30, 2013. Allocation of a portion of the reserve to one category of loans does not preclude its availability to absorb losses in other categories.

June 30, 2014
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Unallocated	Total
Beginning balance	$39,868	$—	$14,553	$24,210	$149	$3,105	$5,719	$87,604
Provision for loan losses	13,714	—	199	(3,891)	114	(1,930)	(139)	8,067
Charge-offs	7,526	—	—	296	101	—	—	7,923
Recoveries	2,239	—	—	47	31	1,049	—	3,366

Net charge-offs (recoveries)	5,287	—	—	249	70	(1,049)	—	4,557

Ending balance	$48,295	$—	$14,752	$20,070	$193	$2,224	$5,580	$91,114

Period end amount allocated to:
Loans individually evaluated for impairment	$6,293	$—	$—	$722	$—	$3	$—	$7,018
Loans collectively evaluated for impairment	42,002	—	14,752	19,348	193	2,221	5,580	84,096

Ending balance	$48,295	$—	$14,752	$20,070	$193	$2,224	$5,580	$91,114

June 30, 2013
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Unallocated	Total
Beginning balance	$21,547	$—	$12,097	$30,893	$226	$2,460	$7,114	$74,337
Provision for loan losses	13,139	—	615	(2,905)	11	343	(2,528)	8,675
Charge-offs	4,474	—	—	131	45	—	—	4,650
Recoveries	745	—	—	15	45	261	—	1,066

Net charge-offs (recoveries)	3,729	—	—	116	—	(261)	—	3,584

Ending balance	$30,957	$—	$12,712	$27,872	$237	$3,064	$4,586	$79,428

Period end amount allocated to:
Loans individually evaluated for impairment	$2,934	$—	$—	$548	$1	$10	$—	$3,493
Loans collectively evaluated for impairment	28,023	—	12,712	27,324	236	3,054	4,586	75,935

Ending balance	$30,957	$—	$12,712	$27,872	$237	$3,064	$4,586	$79,428

Our recorded investment in loans as of June 30, 2014, December 31, 2013 and June 30, 2013 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows (in thousands):

June 30, 2014
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$27,679	$—	$—	$19,790	$—	$22	$47,491
Loans collectively evaluated for impairment	5,267,689	3,700,253	1,567,667	2,211,840	15,847	95,892	12,859,188

Total	$5,295,368	$3,700,253	$1,567,667	$2,231,630	$15,847	$95,914	$12,906,679

December 31, 2013
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$15,139	$—	$705	$24,028	$54	$50	$39,976
Loans collectively evaluated for impairment	5,005,426	2,784,265	1,262,200	2,122,200	15,296	93,110	11,282,497

Total	$5,020,565	$2,784,265	$1,262,905	$2,146,228	$15,350	$93,160	$11,322,473

June 30, 2013
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$19,475	$—	$—	$23,666	$9	$65	$43,215
Loans collectively evaluated for impairment	4,451,387	2,838,234	969,071	1,991,378	24,017	77,046	10,351,133

Total	$4,470,862	$2,838,234	$969,071	$2,015,044	$24,026	$77,111	$10,394,348

We have traditionally maintained an unallocated reserve component to allow for uncertainty in economic and other conditions affecting the quality of the loan portfolio. The unallocated portion of our loan loss reserve has remained consistent since December 31, 2013. We believe the level of unallocated reserves at June 30, 2014 is warranted due to the continued uncertain economic environment which has produced losses, including those resulting from fraud by borrowers, that are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses, however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy.

Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of June 30, 2014, $480,000 of our non-accrual loans were earning on a cash basis. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The table below summarizes our non-accrual loans by type and purpose as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Commercial
Business loans	$24,245	$12,896
Energy	1,300	—
Construction
Market risk	—	705
Real estate
Market risk	9,539	15,607
Commercial	4,079	508
Secured by 1-4 family	2,380	2,555
Consumer	—	54
Leases	22	50

Total non-accrual loans	$41,565	$32,375

As of June 30, 2014, non-accrual loans included in the table above included $16.2 million related to loans that met the criteria for restructured compared to $17.8 million at December 31, 2013.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. In accordance with ASC 310 Receivables, we have also included all restructured loans in our impaired loan totals. The following tables detail our impaired loans, by portfolio class as of June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$9,226	$11,475	$—	$5,412	$—
Energy	425	425	—	609	—
Construction
Market risk	—	—	—	235	—
Real estate
Market risk	8,089	8,089	—	9,936	—
Commercial	3,595	3,595	—	2,023	—
Secured by 1-4 family	1,320	1,320	—	1,320	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—

Total impaired loans with no allowance recorded	$22,655	$24,904	$—	$19,535	$—

With an allowance recorded:
Commercial
Business loans	$17,153	$17,853	$6,162	$17,163	$—
Energy	875	875	131	987	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	4,103	4,103	360	5,332	—
Commercial	484	484	73	918	—
Secured by 1-4 family	2,199	2,231	289	2,335	—
Consumer	—	—	—	22	—
Leases	22	22	3	41	—

Total impaired loans with an allowance recorded	$24,836	$25,568	$7,018	$26,798	$—

Combined:
Commercial
Business loans	$26,379	$29,328	$6,162	$22,575	$—
Energy	1,300	1,300	131	1,596	—
Construction
Market risk	—	—	—	235	—
Real estate
Market risk	12,192	12,192	360	15,268	—
Commercial	4,079	4,079	73	2,941	—
Secured by 1-4 family	3,519	3,551	289	3,655	—
Consumer	—	—	—	22	—
Leases	22	22	3	41	—

Total impaired loans	$47,491	$50,472	$7,018	$46,333	$—

December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$2,005	$2,005	$—	$4,265	$—
Energy	1,614	3,443	—	969	—
Construction
Market risk	705	705	—	3,111	114
Real estate
Market risk	13,524	13,524	—	9,796	—
Commercial	508	508	—	5,458	—
Secured by 1-4 family	1,320	1,320	—	2,464	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—

Total impaired loans with no allowance recorded	$19,676	$21,505	$—	$26,063	$114

With an allowance recorded:
Commercial
Business loans	$11,060	$12,425	$1,946	$14,240	$—
Energy	460	460	69	913	—
Construction
Market risk	—	—	—	160	—
Real estate
Market risk	6,289	6,289	822	7,912	—
Commercial	—	—	—	477	—
Secured by 1-4 family	2,387	2,387	321	914	—
Consumer	54	54	8	43	—
Leases	50	50	8	72	—

Total impaired loans with an allowance recorded	$20,300	$21,665	$3,174	$24,731	$—

Combined:
Commercial
Business loans	$13,065	$14,430	$1,946	$18,505	$—
Energy	2,074	3,903	69	1,882	—
Construction
Market risk	705	705	—	3,271	114
Real estate
Market risk	19,813	19,813	822	17,708	—
Commercial	508	508	—	5,935	—
Secured by 1-4 family	3,707	3,707	321	3,378	—
Consumer	54	54	8	43	—
Leases	50	50	8	72	—

Total impaired loans	$39,976	$43,170	$3,174	$50,794	$114

Average impaired loans outstanding during the six months ended June 30, 2014 and 2013 totaled $46.3 million and $56.9 million, respectively.

The table below provides an age analysis of our past due loans that are still accruing as of June 30, 2014 (in thousands):

			Greater
			Than 90
	30-59 Days	60-89 Days	Days and	Total Past
	Past Due	Past Due	Accruing(1)	Due	Current	Total
Commercial
Business loans	$16,215	$4,333	$4,793	$25,341	$4,282,751	$4,308,092
Energy	2,170	—	—	2,170	959,561	961,731
Mortgage finance loans	—	—	—	—	3,700,253	3,700,253
Construction
Market risk	883	—	—	883	1,545,656	1,546,539
Secured by 1-4 family	—	—	—	—	21,128	21,128
Real estate
Market risk	8,328	—	—	8,328	1,645,288	1,653,616
Commercial	6,001	—	—	6,001	464,534	470,535
Secured by 1-4 family	261	—	—	261	91,220	91,481
Consumer	—	—	—	—	15,847	15,847
Leases	—	—	—	—	95,892	95,892

Total loans held for investment	$33,858	$4,333	$4,793	$42,984	$12,822,130	$12,865,114

(1)	Loans past due 90 days and still accruing includes premium finance loans of $4.6 million. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or forgiveness of either principal or accrued interest. As of June 30, 2014 and December 31, 2013, we had $249,000 and $1.9 million, respectively, in loans considered restructured that are not on non-accrual. These loans did not have unfunded commitments at June 30, 2014 or December 31, 2013. Of the non-accrual loans at June 30, 2014 and December 31, 2013, $16.2 million and $17.8 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with modified terms in calendar years after the year of the restructure.

The following tables summarize, for the six months ended June 30, 2014 and 2013, loans that were restructured during 2014 and 2013 (in thousands):

June 30, 2014		Pre-Restructuring	Post-Restructuring
	Number of	Outstanding Recorded	Outstanding Recorded
	Restructured Loans	Investment	Investment
Real estate—commercial	1	$1,441	$1,430

Total new restructured loans in 2014	1	$1,441	$1,430

June 30, 2013		Pre-Restructuring	Post-Restructuring
	Number of	Outstanding Recorded	Outstanding Recorded
	Restructured Loans	Investment	Investment
Commercial business loans	1	$1,945	$1,898

Total new restructured loans in 2013	1	$1,945	$1,898

The restructured loans generally include terms to temporarily place loans on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above loans. The restructuring of the loans did not have a significant impact on our allowance for loan losses at June 30, 2014 or 2013.

The following table provides information on how restructured loans were modified during the six months ended June 30, 2014 and 2013 (in thousands):

	Six months ended June 30,
	2014	2013
Extended maturity	$1,430	$—
Combination of maturity extension and payment schedule adjustment	—	1,898

Total	$1,430	$1,898

As of June 30, 2014 and 2013, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.

(5) OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO

The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning balance	$2,420	$14,426	$5,110	$15,991
Additions	—	912	851	912
Sales	(1,735)	(1,902)	(5,276)	(3,396)
Valuation allowance for OREO	—	(164)	—	(164)
Direct write-downs	—	(219)	—	(290)

Ending balance	$685	$13,053	$685	$13,053

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

The table below summarizes our off-balance sheet financial instruments whose contract amounts represented credit risk (in thousands):

	June 30, 2014	December 31, 2013
Commitments to extend credit	$4,497,052	$3,674,391
Standby letters of credit	173,531	145,662

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of June 30, 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceed the regulatory definition of adequately capitalized as of June 30, 2014 and December 31, 2013. Based upon the information in its most recently filed call report, the Bank meets the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such change may retroactively subject the Company to change in capital ratios. Any such change could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.

The table below summarizes our capital ratios:

	June 30,	December 31,
	2014	2013
Company
Risk-based capital:
Tier 1 capital	9.09%	9.15%
Total capital	11.67%	10.73%
Leverage	10.94%	10.87%

Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules, effective for us on January 1, 2015, will further limit the amount of dividends that may be paid by our bank. No dividends were declared or paid on common stock during the six months ended June 30, 2014 or 2013.

On March 28, 2013, we completed a sale of 6.0 million shares of 6.5% non-cumulative preferred stock, par value $0.01, with a liquidation preference of $25 per share, in a public offering. Dividends on the preferred stock are not cumulative and will be paid when declared by our board of directors to the extent that we have lawfully available funds to pay dividends. If declared, dividends will accrue and be payable quarterly, in arrears, on the liquidation preference amount, on a non-cumulative basis, at a rate of 6.50% per annum. We paid $4.9 million in dividends on the preferred stock for the six months ended June 30, 2014. Holders of preferred stock will not have voting rights, except with respect to authorizing or increasing the authorized amount of senior stock, certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law. Net proceeds from the sale totaled $145.0 million. The additional equity was used for general corporate purposes, including funding regulatory capital infusions into the Bank.

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

(8) STOCK-BASED COMPENSATION

The fair value of our stock option and stock appreciation right (“SAR”) grants are estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide the best single measure of the fair value of our employee stock options.

Stock-based compensation consists of SARs and RSUs granted from 2007 through 2013.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Stock- based compensation expense recognized:
SARs	$148	$134	$291	$282
RSUs	1,118	804	2,237	1,561

Total compensation expense recognized	$1,266	$938	$2,528	$1,843

	June 30, 2014
(in thousands)	Options	SARs and RSUs
Unrecognized compensation expense related to unvested awards	$—	$12,252
Weighted average period over which expense is expected to be recognized, in years	N/A	3.6

In connection with the 2010 Long-term Incentive Plan, the Company has issued cash-based performance units. A summary of the compensation cost for these units is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cash-based performance units	$1,312	$8,368	$4,705	$9,407

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

We hold approximately $290,000 in loans held for sale from discontinued operations that are carried at the estimated market value at quarter-end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of June 30, 2014 include a liability for exposure to additional contingencies, including the risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.

(10) FAIR VALUE DISCLOSURES

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value under GAAP and requires enhanced disclosures about fair value measurements. Fair value is defined under ASC 820 as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation. This category includes impaired loans and OREO where collateral values have been based on third party appraisals; however, due to current economic conditions, comparative sales data typically used in appraisals may be unavailable or more subjective due to lack of market activity.

Assets and liabilities measured at fair value at June 30, 2014 and December 31, 2013 are as follows (in thousands):

	Fair Value Measurements Using
June 30, 2014	Level 1	Level 2	Level 3
Available for sale securities:(1)
Residential mortgage-backed securities	$—	$36,002	$—
Municipals	—	5,952	—
Equity securities(2)	—	7,376	—
Loans(3) (5)	—	—	24,068
OREO(4) (5)	—	—	685
Derivative assets(6)	—	24,453	—
Derivative liabilities(6)	—	(24,453)	—
December 31, 2013
Available for sale securities:(1)
Residential mortgage-backed securities	$—	$41,462	$—
Municipals	—	14,505	—
Equity securities(2)	—	7,247	—
Loans(3) (5)	—	—	13,474
OREO(4) (5)	—	—	5,110
Derivative assets(6)	—	9,317	—
Derivative liabilities(6)	—	(9,317)	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.
(2)	Equity securities consist of Community Reinvestment Act funds.
(3)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.
(4)	OREO is transferred from loans to OREO at fair value less selling costs.
(5)	Fair value of loans and OREO is measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.
(6)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.

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

Loans

During the three months and six months ended June 30, 2014, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses based upon the fair value of the underlying collateral. The $24.1 million total above includes impaired loans at June 30, 2014 with a carrying value of $29.2 million that were reduced by specific allowance allocations totaling $5.1 million for a total reported fair value of $24.1 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals.

OREO

Certain foreclosed assets, upon initial recognition, are valued based on third party appraisals less estimated selling costs. At June 30, 2014, OREO had a carrying value of $685,000 with no specific valuation allowance. The fair value of OREO was computed based on third party appraisals, which are Level 3 valuation inputs.

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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$357,142	$357,142	$153,911	$153,911
Securities, available-for-sale	49,330	49,330	63,214	63,214
Loans held for sale from discontinued operations	290	290	294	294
Loans held for investment, net	12,761,854	12,766,383	11,182,970	11,179,145
Derivative assets	24,453	24,453	9,317	9,317
Deposits	10,757,316	10,757,495	9,257,379	9,257,574
Federal funds purchased	273,041	273,041	148,650	148,650
Customer repurchase agreements	27,491	27,491	21,954	21,954
Other borrowings	700,016	700,016	855,026	855,026
Subordinated notes	286,000	286,066	111,000	96,647
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liabilities	24,453	24,453	9,317	9,317

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

Federal funds purchased, customer repurchase agreements, other borrowings, subordinated notes and trust preferred subordinated debentures

The carrying value reported in the consolidated balance sheet for Federal funds purchased, customer repurchase agreements and other short-term, floating rate borrowings approximates their fair value, which is characterized as a Level 1 asset in the fair value hierarchy. The fair value of any fixed rate short-term borrowings and trust preferred subordinated debentures are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar borrowings, which is characterized as a Level 3 liability in the fair value hierarchy. The subordinated notes are publicly traded and are valued based on market prices, which is characterized as a Level 2 liability in the fair value hierarchy.

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

The notional amounts and estimated fair values of interest rate derivative positions outstanding at June 30, 2014 and December 31, 2013 are presented in the following tables (in thousands):

	June 30, 2014		December 31, 2013
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivative:
Commercial loan/lease interest rate swaps	$835,562	$23,422	$764,939	$8,652
Commercial loan/lease interest rate swaps	(835,562)	(23,422)	(764,939)	(8,652)
Commercial loan/lease interest rate caps	(54,428)	(1,031)	(58,706)	(665)
Commercial loan/lease interest rate caps	54,428	1,031	58,706	665

The weighted-average receive and pay interest rates for interest rate swaps outstanding at June 30, 2014 were as follows:

	June 30, 2014		December 31, 2013
	Weighted-Average Interest Rate		Weighted-Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	4.84%	2.85%	2.99%	4.89%

The weighted-average strike rate for outstanding interest rate caps was 1.51% at June 30, 2014 and 1.87% at December 31, 2013.

Our credit exposure on interest rate swaps and caps is limited to the net favorable value and interest payments of all swaps and caps by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the swaps and caps exceeds a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, relating to interest rate swaps and caps was approximately $24.5 million at June 30, 2014 and approximately $9.3 million at December 31, 2013, all of which relates to bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values. At June 30, 2014 and December 31, 2013, we had $23.5 million and $10.7 million, respectively, in cash collateral pledged for these derivatives included in interest-bearing deposits.

(12) STOCKHOLDERS’ EQUITY

On March 28, 2013, we completed a sale of 6.0 million shares of 6.5% non-cumulative preferred stock, par value $0.01, with a liquidation preference of $25 per share, in a public offering. Dividends on the preferred stock are not cumulative and will be paid if and when declared by our board of directors to the extent that we have lawfully available funds to pay dividends. If declared, dividends will accrue and be payable quarterly, in arrears, on the liquidation preference amount, on a non-cumulative basis, at a rate of 6.50% per annum. For the six months ended June 30, 2014, we paid $4.9 million in dividends on the preferred stock. Holders of preferred stock do not have voting rights, except with respect to authorizing or increasing the authorized amount of senior stock, certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law. Net proceeds from the sale totaled $145.0 million. The proceeds were used for general corporate purposes, including funding regulatory capital infusions into the Bank.

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

QUARTERLY FINANCIAL SUMMARY – UNAUDITED

Consolidated Daily Average Balances, Average Yields and Rates

(In thousands)

	For the three months ended			For the three months ended
	June 30, 2014			June 30, 2013
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate
Assets
Securities – taxable	$44,216	$410	3.72%	$60,063	$594	3.97%
Securities – non-taxable(2)	6,271	94	6.01%	18,843	275	5.85%
Federal funds sold	14,997	8	0.21%	54,448	13	0.10%
Deposits in other banks	183,061	100	0.22%	91,177	60	0.26%
Loans held for investment, mortgage finance loans	2,822,560	23,231	3.30%	2,406,246	22,440	3.74%
Loans held for investment	8,984,230	101,003	4.51%	7,152,323	83,978	4.71%
Less reserve for loan losses	90,105	—	—	75,006	—	—

Loans, net of reserve	11,716,685	124,234	4.25%	9,483,563	106,418	4.50%

Total earning assets	11,965,230	124,846	4.19%	9,708,094	107,360	4.44%
Cash and other assets	396,938			402,898

Total assets	$12,362,168			$10,110,992

Liabilities and Stockholders’ Equity
Transaction deposits	$895,827	$170	0.08%	$1,051,199	$233	0.09%
Savings deposits	4,679,140	3,395	0.29%	3,340,420	2,292	0.28%
Time deposits	401,024	390	0.39%	397,868	407	0.41%
Deposits in foreign branches	350,043	291	0.33%	340,713	296	0.35%

Total interest bearing deposits	6,326,034	4,246	0.27%	5,130,200	3,228	0.25%
Other borrowings	666,405	300	0.18%	727,158	354	0.20%
Subordinated notes	286,000	4,241	5.95%	111,000	1,829	6.61%
Trust preferred subordinated debentures	113,406	619	2.19%	113,406	633	2.24%

Total interest bearing liabilities	7,391,845	9,406	0.51%	6,081,764	6,044	0.40%
Demand deposits	3,629,941			2,914,341
Other liabilities	98,595			91,608
Stockholders’ equity	1,241,787			1,023,279

Total liabilities and stockholders’ equity	$12,362,168			$10,110,992

Net interest income(2)		$115,440			$101,316

Net interest margin			3.87%			4.19%
Net interest spread			3.67%			4.04%
Loan spread			4.08%			4.34%
Additional information from discontinued operations:
Loans held for sale	$291			$299
Borrowed funds	291			299
Net interest income		$7			$6
Net interest margin—consolidated			3.87%			4.19%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.
(2)	Taxable equivalent rates used where applicable.

QUARTERLY FINANCIAL SUMMARY – UNAUDITED

Consolidated Daily Average Balances, Average Yields and Rates

(In thousands)

	For the six months ended			For the six months ended
	June 30, 2014			June 30, 2013
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate
Assets
Securities – taxable	$45,614	$852	3.77%	$65,611	$1,323	4.07%
Securities – non-taxable(2)	8,401	245	5.88%	20,499	598	5.88%
Federal funds sold	44,209	48	0.22%	39,698	19	0.10%
Deposits in other banks	206,548	259	0.25%	84,982	112	0.27%
Loans held for sale	2,427,109	40,013	3.32%	2,384,566	45,081	3.81%
Loans held for investment	8,851,835	200,093	4.56%	6,998,400	164,519	4.74%
Less reserve for loan losses	88,902	—	—	74,726	—	—

Loans, net of reserve	11,190,042	240,106	4.33%	9,308,240	209,600	4.54%

Total earning assets	11,494,814	241,510	4.24%	9,519,030	211,652	4.48%
Cash and other assets	389,608			402,299

Total assets	$11,884,422			$9,921,329

Liabilities and Stockholders’ Equity
Transaction deposits	$839,378	$250	0.06%	$1,027,598	$486	0.10%
Savings deposits	4,635,559	6,699	0.29%	3,293,806	4,589	0.28%
Time deposits	388,364	741	0.38%	400,476	821	0.41%
Deposits in foreign branches	352,934	586	0.33%	338,004	577	0.34%

Total interest bearing deposits	6,216,235	8,276	0.27%	5,059,884	6,473	0.26%
Other borrowings	480,740	471	0.20%	883,497	783	0.18%
Subordinated notes	256,995	7,720	6.06%	111,000	3,658	6.65%
Trust preferred subordinated debentures	113,406	1,235	2.20%	113,406	1,267	2.25%

Total interest bearing liabilities	7,067,376	17,702	0.51%	6,167,787	12,181	0.40%
Demand deposits	3,506,407			2,723,196
Other liabilities	101,040			91,076
Stockholders’ equity	1,209,599			939,270

Total liabilities and stockholders’ equity	$11,884,422			$9,921,329

Net interest income(2)		$223,808			$199,471

Net interest margin			3.93%			4.23%
Net interest spread			3.73%			4.08%
Loan spread			4.16%			4.37%
Additional information from discontinued operations:
Loans held for sale	$292			$300
Borrowed funds	292			300
Net interest income		$14			$12
Net interest margin—consolidated			3.93%			4.23%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.
(2)	Taxable equivalent rates used where applicable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed under the heading “Risk Factors” in our 2013 Form 10-K and include, but are not limited to, the following:

•	Deterioration of the credit quality of our loan portfolio, increased default rates and loan losses or adverse changes in the industry concentrations of our loan portfolio.

•	Developments adversely affecting our commercial, entrepreneur and professional customers.

•	Changes in the value of commercial and residential real estate securing our loans or in the demand for credit to support the purchase and ownership of such assets.

•	The failure of assumptions supporting our allowance for loan losses causing it to become inadequate as loan quality decreases and losses and charge-offs increase.

•	A failure to effectively manage our interest rate risk resulting from unexpectedly large or sudden changes in interest rates or rate or maturity imbalances in our assets and liabilities, where such changes could affect the results of operations.

•	Failure to execute our business strategy, including any inability to expand into new markets and lines of business in Texas, regionally and nationally.

•	Loss of access to capital market transactions and other sources of funding, or a failure to effectively balance our funding sources with cash demands by depositors and borrowers.

•	Failure to successfully develop and launch new lines of business and new products and services within the expected time frames and budgets, or failure to anticipate and appropriately manage the associated risks.

•	The failure to attract and retain key personnel or the loss of key individuals or groups of employees.

•	Changes in the U.S. economy in general or the Texas economy specifically resulting in deterioration of credit quality or reduced demand for credit or other financial services we offer.

•	Legislative and regulatory changes imposing further restrictions and costs on our business, a failure to remain well capitalized or regulatory enforcement actions against us.

•	An increase in the incidence or severity of fraud, illegal payments, security breaches and other illegal acts impacting our bank and our customers.

•	Structural changes in the markets for origination, sale and servicing of residential mortgages.

•	Increased or more effective competition from banks and other financial service providers in our markets.

•	Material failures of our accounting estimates and risk management processes based on management judgment, or the supporting analytical and forecasting models.

•	Unavailability of funds obtained from capital transactions or from our bank to fund our obligations.

•	Failures of counterparties or third party vendors to perform their obligations.

•	Failures or breaches of our information systems that are not effectively managed.

•	Severe weather, natural disasters, acts of war or terrorism and other external events.

•	Incurrence of material costs and liabilities associated with claims and litigation.

•	Failure of our risk management strategies and procedures, including failure or circumvention of our controls.

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

The following discussion and analysis presents the significant factors affecting our financial condition as of June 30, 2014 and December 31, 2013 and results of operations for three and six months in the periods ended June 30, 2014 and 2013. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing in Part I, Item 1 of this report.

Except as otherwise noted, all amounts and disclosures throughout this document reflect continuing operations. See Part I, Item 1 herein for a discussion of discontinued operations and at Note 9 – Discontinued Operations.

Results of Operations

Summary of Performance

We reported net income of $33.4 million and net income available to common stockholders of $31.0 million, or $0.71 per diluted common share, for the second quarter of 2014 compared to net income of $24.1 million and net income available to common stockholders of $21.6 million, or $0.52 per diluted common share, for the second quarter of 2013. Return on average common equity (“ROE”) was 11.38% and return on average assets was 1.08% for the second quarter of 2014, compared to 9.94% and 0.95%, respectively, for the second quarter of 2013. Net income and net income available to common stockholders for the six months ended June 30, 2014 totaled $61.7 million and $56.8 million, respectively, or $1.30 per diluted common share, compared to net income and net income available to common stockholders of $57.2 million and $54.7 million, respectively, or $1.31 per diluted common share, for the same period in 2013. Return on average common equity was 10.81% and return on average assets was 1.05% for the six months ended June 30, 2014, compared to 11.74% and 1.36%, respectively, for the six months ended June 30, 2013. During January 2014, we completed an equity offering of 1.9 million shares, which increased diluted shares. We also completed a $175.0 million subordinated debt offering, which resulted in an additional $3.9 million in interest expense for the six months ended June 30, 2014. The sale of 1.9 million common shares during the first quarter of 2014 increased common equity by $106.5 million and had the effect of reducing ROE.

Net income increased $9.3 million, or 39%, for the three months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily the result of a $14.2 million increase in net interest income and a $3.0 million decrease in the provision for credit losses, offset by a $595,000 decrease in non-interest income, a $1.0 million increase in non-interest expense and a $6.2 million increase in income tax expense. Net income increased $4.5 million, or 8%, during the six months ended June 30, 2014 primarily as the result of a $24.5 million increase in net interest income offset by a $1.5 million decrease in non-interest income, a $14.7 million increase in non-interest expense and a $3.8 million increase in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income was $115.4 million for the second quarter of 2014, compared to $101.2 million for the second quarter of 2013. The increase was due to an increase in average earning assets of $2.3 billion as compared to the second quarter of 2013. The increase in average earning assets included a $2.2 billion increase in average net loans and a $52.4 million increase in average liquidity assets, offset by a $28.4 million decrease in average securities. For each of the quarters ended June 30, 2014 and June 30, 2013, average net loans, liquidity assets and securities represented approximately 98%, 2% and less than 1%, respectively, of average earning assets.

Average interest-bearing liabilities for the quarter ended June 30, 2014 increased $1.3 billion from the second quarter of 2013, which included a $1.2 billion increase in interest-bearing deposits and a $175.0 million increase in long-term debt as a result of the Bank’s issuance of subordinated notes in January 2014, offset by a $60.8 million decrease in other borrowings. Average demand deposits increased from $2.9 billion at June 30, 2013 to $3.6 billion at June 30, 2014. The average cost of total deposits and borrowed funds increased from .16% for the second quarter of 2013 to .17% for the second quarter of 2014. The total cost of interest-bearing liabilities included $2.3 million attributable to $175.0 million in long-term debt issued in January 2014. Including the increase in long-term debt, the cost of interest-bearing liabilities increased from .40% for the quarter ended June 30, 2013 to .51% for the same period of 2014.

Net interest income was $223.7 million for the six months ended June 30, 2014, compared to $199.3 million for the same period in 2013. The increase was due to an increase in average earning assets of $2.0 billion as compared to the six months ended June 30, 2013. The increase in average earning assets included a $1.9 billion increase in average net loans and a $126.1 million increase in average liquidity assets, offset by a $32.1 million decrease in average securities. For the six months ended June 30, 2014, average net loans, liquidity assets and securities represented approximately 97%, 2% and 1%, respectively, of average earning assets compared to 98%, 1% and 1%, respectively, in the same period of 2013.

Average interest-bearing liabilities for the six months ended June 30, 2014 increased $899.6 million from the first six months of 2013, which included a $1.2 billion increase in interest-bearing deposits and a $146.0 million increase in subordinated notes, offset by a $402.8 million decrease in other borrowings. Average demand deposits increased from $2.7 billion at June 30, 2013 to $3.5 billion at June 30, 2014. The average cost of total deposits and borrowed funds remained at .17% for the six months ended June 30, 2014 compared to the same period in the prior year. The total cost of interest-bearing liabilities included $3.9 million attributable to $175.0 million of long-term debt issued in January 2014. Including the increase in long-term debt, the cost of interest-bearing liabilities, including long-term debt, increased from .40% for the six months ended June 30, 2013 to .51% for the same period of 2014.

The following table presents the changes (in thousands) in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.

	Three months ended			Six months ended
	June 30, 2014/2013			June 30, 2014/2013
	Net	Change Due To(1)		Net	Change Due To(1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Interest income:
Securities(2)	$(365)	$(340)	$(25)	$(824)	$(756)	$(68)
Loans held for investment, mortgage finance loans	791	3,882	(3,091)	(5,068)	804	(5,872)
Loans held for investment	17,025	21,509	(4,484)	35,574	43,571	(7,997)
Federal funds sold	(5)	(9)	4	29	2	27
Deposits in other banks	40	60	(20)	147	160	(13)

Total	17,486	25,102	(7,616)	29,858	43,781	(13,923)
Interest expense:
Transaction deposits	(63)	(34)	(29)	(236)	(89)	(147)
Savings deposits	1,103	919	184	2,110	1,869	241
Time deposits	(17)	3	(20)	(80)	(25)	(55)
Deposits in foreign branches	(5)	8	(13)	9	25	(16)
Borrowed funds	(54)	(30)	(24)	(312)	(357)	45
Long-term debt	2,398	2,884	(486)	4,030	4,811	(781)

Total	3,362	3,750	(388)	5,521	6,234	(713)

Net interest income	$14,124	$21,352	$(7,228)	$24,337	$37,547	$(13,210)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.
(2)	Taxable equivalent rates used where applicable and assume a 35% tax rate.

Net interest margin, the ratio of net interest income to average earning assets, was 3.87% for the second quarter of 2014 compared to 4.19% for the second quarter of 2013. The year over year decrease is due to the growth in loans with lower yields, the impact of the subordinated note offering and the $52.4 million increase in average balances of liquidity assets, which includes Federal funds sold and deposits from other banks. Funding costs, including demand deposits and borrowed funds, increased to .17% for the second quarter of 2014 compared to .16% for the second quarter of 2013. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 4.02% for the second quarter of 2014 compared to 4.28% for the second quarter of 2013. The decrease resulted from the reduction in yields on total loans, primarily due to the increased proportion of mortgage finance loans to total loans. Total funding costs, including all deposits, long-term debt and stockholders’ equity increased to ..31% for the second quarter of 2014 compared to .24% for the second quarter of 2013. Average long-term debt increased by $175.0 million from the second quarter of 2013 and the average interest rate on long-term debt for the second quarter of 2014 was 4.88% compared to 4.40% for the same period of 2013.

Non-interest Income

The components of non-interest income were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service charges on deposit accounts	$1,764	$1,749	$3,460	$3,450
Trust fee income	1,242	1,269	2,524	2,510
Bank owned life insurance (BOLI) income	521	463	1,030	961
Brokered loan fees	3,357	4,778	6,181	9,522
Swap fees	410	981	1,634	2,633
Other	3,239	1,888	6,060	3,333

Total non-interest income	$10,533	$11,128	$20,889	$22,409

Non-interest income decreased $595,000 during the three months ended June 30, 2014 compared to the same period of 2013. This decrease was primarily due to a $1.4 million decrease in brokered loan fees as a result of lower per loan fees during the second quarter of 2014. Swap fee income decreased $571,000 during the three months ended June 30, 2014 compared to the same period of 2013. These fees fluctuate from quarter to quarter based on the number and volume of transactions closed during the quarter. Swap fees are fees related to customer swap transactions and are received from the institution that is our counterparty on the transaction. Offsetting these decreases was a $1.4 million increase in other non-interest income. Other non-interest income includes such items as letter of credit fees and other general operating income, none of which account for 1% or more of total interest income and non-interest income.

Non-interest income decreased $1.5 million during the six months ended June 30, 2014 compared to the same period of 2013. This decrease was primarily due to a $3.3 million decrease in brokered loan fees as a result of lower per loan fees. Swap fee income decreased $999,000 during the six months ended June 30, 2014 compared to the same period of 2013. These fees fluctuate from quarter to quarter based on the number and volume of transactions closed during the quarter. Swap fees are fees related to customer swap transactions and are received from the institution that is our counterparty on the transaction. Offsetting these decreases was a $2.7 million increase in other non-interest income. Other non-interest income includes such items as letter of credit fees and other general operating income, none of which account for 1% or more of total interest income and non-interest income.

While management expects continued growth in certain components of non-interest income, the future rate of growth could be affected by increased competition from nationwide and regional financial institutions. In order to achieve continued growth in non-interest income, we may need to introduce new products or enter into new lines of business or expand existing lines of business. Any new product introduction or new market entry could place additional demands on capital and managerial resources.

Non-interest Expense

The components of non-interest expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Salaries and employee benefits	$39,896	$45,191	$81,952	$78,732
Net occupancy expense	5,073	4,135	9,841	7,992
Marketing	3,795	4,074	7,554	8,046
Legal and professional	7,181	4,707	12,583	8,647
Communications and technology	4,361	3,347	8,285	6,469
FDIC insurance assessment	2,544	699	5,269	1,777
Allowance and other carrying costs for OREO	11	482	56	912
Other(1)	6,907	6,099	13,549	11,859

Total non-interest expense	$69,768	$68,734	$139,089	$124,434

(1)	Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, due from bank charges and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the second quarter of 2014 increased $1.1 million, or 1%, to $69.8 million from $68.7 million in the second quarter of 2013. The increase is primarily attributable to a $2.5 million increase in legal and professional expense. Our legal and professional expense will continue to fluctuate and could increase in the future with growth and as we respond to continued regulatory changes and strategic initiatives. We expect to continue to see a decrease in the cost of resolving problem assets under improving economic conditions.

Salaries and employee benefits for the second quarter of 2014 decreased $5.3 million as the second quarter of 2013 included expenses of $7.7 million related to the succession announced last year that were non-recurring.

Net occupancy expense for the three months ended June 30, 2014 increased $1.0 million as a result of general business growth and continued build-out needed to support that growth.

Communications and technology expense for the three months ended June 30, 2014 increased $1.0 million due to general business growth.

FDIC insurance assessment expense for the three months ended June 30, 2014 increased $1.8 million compared to the same quarter in 2013 as a result of the difference in rates applied to banks with over $10 billion in assets.

Non-interest expense for the six months ended June 30, 2014 increased $14.7 million, or 12%, to $139.1 million from $124.4 million compared to the same period in 2013. The increase is primarily attributable to a $3.9 million increase in legal and professional expense. Our legal and professional expense will continue to fluctuate and could increase in the future with growth and as we respond to continued regulatory changes and strategic initiatives. We expect to continue to see a decrease in the cost of resolving problem assets under improving economic conditions.

Salaries and employee benefits for the six months ended June 30, 2014 increased $3.2 million due to general business growth, offset by the expenses of $7.7 million related to the succession announced last year that were non-recurring.

Net occupancy expense for the six months ended June 30, 2014 increased $1.8 million as a result of general business growth and continued build-out needed to support that growth.

Communications and technology expense for the six months ended June 30, 2014 increased $1.8 million due to general business growth.

FDIC insurance assessment expense for the six months ended June 30, 2014 increased $3.5 million compared to the same period in 2013 as a result of the difference in rates applied to banks with over $10 billion in assets.

Analysis of Financial Condition

Loan Portfolio

Total loans net of allowance for loan losses at June 30, 2014 increased $1.6 billion from December 31, 2013 to $12.8 billion. Our business plan focuses primarily on lending to middle market businesses and successful professionals and entrepreneurs, and as such, commercial, real estate and construction loans have comprised a majority of our loan portfolio. Consumer loans generally have represented 1% or less of the portfolio. Mortgage finance loans relate to our mortgage warehouse lending operations in which we invest in mortgage loan ownership interests that are typically sold within 10 to 20 days. Volumes fluctuate based on the level of market demand in the product and the number of days between purchase and sale of the loans, as well as overall market interest rates.

We originate a substantial majority of all loans held for investment. We also participate in syndicated loan relationships, both as a participant and as an agent. As of June 30, 2014, we had $1.4 billion in syndicated loans, $409.5 million of which we acted as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. In addition, as of June 30, 2014, none of our syndicated loans were on non-accrual.

Loans were as follows as of the dates indicated (in thousands):

	June 30,	December 31,
	2014	2013
Commercial	$5,295,368	$5,020,565
Mortgage finance	3,700,253	2,784,265
Construction	1,567,667	1,262,905
Real estate	2,231,630	2,146,228
Consumer	15,847	15,350
Leases	95,914	93,160

Gross loans held for investment	12,906,679	11,322,473
Deferred income (net of direct origination costs)	(53,711)	(51,899)
Allowance for loan losses	(91,114)	(87,604)

Total loans held for investment, net	$12,761,854	$11,182,970

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

Mortgage finance loans. Our mortgage finance loans consist of ownership interests purchased in single-family residential mortgages funded through our warehouse lending group. These loans are typically on our balance sheet for 10 to 20 days or less. We have agreements with mortgage lenders and purchase interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans. Mortgage finance loans as of June 30, 2014 are net of $93.8 million of participations sold.

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

Portfolio Geographic Concentration

As of June 30, 2014, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.

Summary of Loan Loss Experience

The provision for credit losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $4.0 million during the second quarter of 2014 compared to $5.0 million in the first quarter of 2014 and $7.0 million in the second quarter of 2013. Despite experiencing improvements in credit quality, we have seen levels of reserves and provision increase due to growth in the portfolio. We continue to maintain an unallocated reserve component to allow for continued uncertainty in the economic environment which has produced losses, including those resulting from fraud by borrowers, that are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses, however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy.

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

The reserve allocation percentages assigned to each credit grade have been developed based primarily on an analysis of our historical loss rates. The allocations are adjusted for certain qualitative factors, including general economic conditions, changes in credit policies and lending standards. Changes in the trend and severity of problem loans can cause the estimation of losses to differ from past experience. In addition, the reserve considers the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio. The portion of the allowance that is not derived by the allowance allocation percentages compensates for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We evaluate many factors and conditions in determining the unallocated portion of the allowance, including the economic and business conditions affecting key lending areas, credit quality trends and general growth in the portfolio. The allowance is considered appropriate, given management’s assessment of potential losses within the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in the Company’s market areas and other factors.

The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality. The changes are reflected in the general reserve and in specific reserves as the collectability of larger classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored, and our reserve adequacy relies primarily on our loss history. The review of the reserve adequacy is performed by executive management and presented to a committee of our board of directors for their review. The committee reports to the board as part of the board’s review on quarterly basis of the Company’s consolidated financial statements.

The combined reserve for credit losses, which includes a liability for losses on unfunded commitments, totaled $96.7 million at June 30, 2014, $92.3 million at December 31, 2013 and $83.6 million at June 30, 2013. Due to the growth in loans, the total reserve percentage decreased to 1.06% at June 30, 2014 from 1.09% and 1.11% of loans excluding mortgage finance loans at December 31, 2013 and June 30, 2013, respectively. The combined reserve percentage has trended down as we recognize losses on loans for which there were specific or general allocations of reserves and see improvement in our overall credit quality. The overall reserve for loan losses continues to result from consistent application of the loan loss reserve methodology as described above. At June 30, 2014, we believe the reserve is sufficient to cover all expected losses in the portfolio and has been derived from consistent application of the methodology described above. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change or prove to be inaccurate, our estimate of inherent losses in the portfolio could also change or become insufficient, which would affect the level of future provisions for loan losses.

Activity in the reserve for loan losses is presented in the following table (in thousands):

	Six months ended June 30,	Year ended December 31,	Six months ended June 30,
	2014	2013	2013
Reserve for loan losses:
Beginning balance	$87,604	$74,337	$74,337
Loans charged-off:
Commercial	7,526	6,575	4,474
Real estate	296	144	131
Consumer	101	45	45
Leases	—	2	—

Total charge-offs	7,923	6,766	4,650
Recoveries:
Commercial	3,150	1,203	745
Real estate	43	270	15
Consumer	31	73	45
Leases	142	322	261

Total recoveries	3,366	1,868	1,066

Net charge-offs	4,557	4,898	3,584
Provision for loan losses	8,067	18,165	8,675

Ending balance	$91,114	$87,604	$79,428

Reserve for off-balance sheet credit losses:
Beginning balance	$4,690	$3,855	$3,855
Provision for off-balance sheet credit losses	933	835	325

Ending balance	$5,623	$4,690	$4,180

Total reserve for credit losses	$96,737	$92,294	$83,608
Total provision for credit losses	$9,000	$19,000	$9,000
Reserve for loan losses to loans	0.71%	0.78%	0.77%
Reserve for loan losses to loans excluding mortgage finance loans(2)	1.00%	1.03%	1.06%
Net charge-offs to average loans(1)	0.08%	0.05%	0.08%
Net charge-offs to average loans excluding mortgage finance loans(1) (2)	0.10%	0.07%	0.10%
Total provision for credit losses to average loans	0.16%	0.19%	0.19%
Total provision for credit losses to average loans excluding mortgage finance loans(2)	0.21%	0.25%	0.26%
Recoveries to total charge-offs	42.48%	27.61%	22.92%
Reserve for off-balance sheet credit losses to off-balance sheet credit commitments	0.12%	0.12%	0.14%
Combined reserves for credit losses to loans held for investment	0.75%	0.82%	0.81%
Combined reserves for credit losses to loans held for investment excluding mortgage finance loans(2)	1.06%	1.09%	1.11%
Non-performing assets:
Non-accrual loans(5)	$41,565	$32,375	$38,450
OREO(4)	685	5,110	13,053
Other repossessed assets	—	—	19

Total	$42,250	$37,485	$51,522

Restructured loans	$249	$1,935	$4,765
Loans past due 90 days and still accruing(3)	4,793	9,325	7,633
Reserve as a percent of non-performing loans	2.2x	2.7x	2.1x

(1)	Interim period ratios are annualized.

(2)	Mortgage finance loans were previously classified as loans held for sale but have been reclassified as loans held for investment as described in Note 1 – Operations and Summary of Significant Accounting Policies. The indicated ratios are presented excluding the mortgage finance loans because the risk profile of our mortgage finance loans is different than our other loans held for investment. No provision is allocated to these loans based on the internal risk grade assigned.
(3)	At June 30, 2014, December 31, 2013 and June 30, 2013, loans past due 90 days and still accruing includes premium finance loans of $4.6 million, $3.8 million and $4.2 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.
(4)	At June 30, 2014, we did not have a valuation allowance recorded against the OREO balance. At December 31, 2013 and June 30, 2013, OREO balance is net of a $5.6 million and a $4.6 million valuation allowance, respectively.
(5)	As of June 30, 2014, December 31, 2013 and June 30, 2013, non-accrual loans included $16.2 million, $17.8 million and $16.4 million, respectively, in loans that met the criteria for restructured.

Non-performing Assets

Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type and OREO (in thousands):

	June 30,	December 31,	June 30,
	2014	2013	2013
Non-accrual loans:
Commercial	$25,545	$12,896	$17,577
Construction	—	705	—
Real estate	15,998	18,670	20,799
Consumer	—	54	9
Leases	22	50	65

Total non-accrual loans	41,565	32,375	38,450
Repossessed assets:
OREO	685	5,110	13,053
Other repossessed assets	—	—	19

Total repossessed assets	685	5,110	13,072

Total non-performing assets	$42,250	$37,485	$51,522

The table below summarizes the non-accrual loans as segregated by loan type and type of property securing the credit as of June 30, 2014 (in thousands):

Non-accrual loans:
Commercial
Lines of credit secured by the following:
Oil and gas properties	$820
Assets of the borrowers	22,409
Other	2,316

Total commercial	25,545
Real estate
Secured by:
Commercial property	9,482
Unimproved land and/or undeveloped residential lots	3,945
Other	2,571

Total real estate	15,998
Leases (commercial leases primarily secured by assets of the lessor)	22

Total non-accrual loans	$41,565

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of June 30, 2014, $480,000 of our non-accrual loans were earning on a cash basis. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

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

At June 30, 2014, we had $4.8 million in loans past due 90 days and still accruing interest. At June 30, 2014, $4.6 million of the loans past due 90 days and still accruing are premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or forgiveness of either principal or accrued interest. As of June 30, 2014, we had $249,000 in loans considered restructured that are not on non-accrual. Of the non-accrual loans at June 30, 2014, $16.2 million met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, the loan no longer has to be considered a restructuring if it is in compliance with modified terms in calendar years after the year of the restructuring.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At June 30, 2014 and 2013, we had $14.8 million and $9.3 million, respectively, in loans of this type which were not included in either non-accrual or 90 days past due categories.

The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning balance	$2,420	$14,426	$5,110	$15,991
Additions	—	912	851	912
Sales	(1,735)	(1,902)	(5,276)	(3,396)
Valuation allowance for OREO	—	(164)	—	(164)
Direct write-downs	—	(219)	—	(290)

Ending balance	$685	$13,053	$685	$13,053

The following table summarizes the assets held in OREO at June 30, 2014 (in thousands):

Undeveloped land and residential lots	$487
Other	198

Total OREO	$685

When foreclosure occurs, fair value, which is generally based on appraised values, may result in partial charge-off of a loan upon taking property, and so long as property is retained, subsequent reductions in appraised values will result in valuation adjustments taken as non-interest expense. In addition, if the decline in value is believed to be permanent and not just driven by market conditions, a direct write-down to the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure related to the appraised values during that holding period. During the six months ended June 30, 2014 we did not record a valuation expense compared to $454,000 recorded during the same period of 2013. Of the $454,000 recorded for the six months ended June 30, 2013, $164,000 related to direct write-downs and $290,000 related to increasing the valuation allowance.

Liquidity and Capital Resources

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the demonstrated marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2013 and for the six months ended June 30, 2014, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from Federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings.

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

	June 30,	December 31,	June 30,
	2014	2013	2013
Deposits from core customers	$8,642.9	$7,840.1	$6,900.9
Deposits from core customers as a percent of total deposits	80.4%	84.7%	86.5%
Relationship brokered deposits	$1,863.0	$1,417.3	$1,079.7
Relationship brokered deposits as a percent of total deposits	17.3%	15.3%	13.5%
Traditional brokered deposits	$251.4	$—	$—
Traditional brokered deposits as a percent of total deposits	2.3%	0.0%	0.0%
Average deposits from core customers(1)	$8,062.9	$7,040.4	$6,715.8
Average deposits from core customers as a percent of total quarterly average deposits(1)	83.0%	84.1%	86.3%
Average relationship brokered deposits(1)	$1,618.0	$1,334.5	$1,067.2
Average relationship brokered deposits as a percent of total quarterly average deposits(1)	16.6%	15.9%	13.7%
Average traditional brokered deposits(1)	$41.7	$—	$—
Average traditional brokered deposits as a percent of total quarterly average deposits(1)	0.4%	0.0%	0.0%

(1)	Annual averages presented for December 31, 2013.

We have access to, and have periodically utilized, sources of brokered deposits of not less than an additional $3.2 billion. Customer deposits (total deposits, including relationship brokered deposits, minus brokered CDs) increased by $997.1 million from December 31, 2013 and increased $2.3 billion from June 30, 2013.

Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our loans held for sale, due to their liquidity, short duration and interest spreads available. These borrowing sources typically include Federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes, and advances from the FHLB and the Federal Reserve. The following table summarizes our borrowings as of June 30, 2014 (in thousands):

Federal funds purchased	$273,041
Repurchase agreements	27,491
FHLB borrowings	700,016
Subordinated notes	286,000
Trust preferred subordinated debentures	113,406

Total borrowings	$1,399,954

Maximum borrowings outstanding at any month-end during the year	$1,709,096

The following table summarizes our other borrowing capacities in excess of balances outstanding at June 30, 2014 (in thousands):

FHLB borrowing capacity relating to loans	$1,147,413
FHLB borrowing capacity relating to securities	3,561

Total FHLB borrowing capacity	$1,150,974

Unused Federal funds lines available from commercial banks	$925,000

At June 30, 2014, we had a non-revolving amortizing line of credit with $100.0 million of unused capacity. This line of credit matures on December 15, 2014. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. At June 30, 2014, no borrowings were outstanding compared to $15.0 million outstanding at December 31, 2013.

Our equity capital, including $150 million in preferred stock, averaged $1.2 billion for the six months ended June 30, 2014, as compared to $939.3 million for the same period in 2013 when the average balance of preferred stock outstanding was $78.7 million. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.

On January 29, 2014, we completed a sale of 1.9 million shares of our common stock in a public offering. Net proceeds from the sale totaled $106.5 million. On January 31, 2014, the Bank issued $175.0 million of subordinated notes in an offering to institutional investors exempt from registration under Section 3(a)(2) of the Securities Act of 1933 and 12 C.F.R. Part 16. Net proceeds from the transaction were $172.4 million. The notes mature in January 2026 and bear interest at a rate of 5.25% per annum, payable semi-annually. The notes are unsecured and are subordinate to the Bank’s obligations to its deposit-holders, its obligations under banker’s acceptances and letters of credit, certain obligations to Federal Reserve Banks and the FDIC and the Bank’s obligations to its other creditors, except any obligations which expressly rank on a parity with or junior to the notes. The notes are expected to qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations. The net proceeds of both offerings were available to the Company for general corporate purposes, including retirement of $15.0 million of short-term debt that was outstanding at December 31, 2013, and additional capital to support continued loan growth.

Our capital ratios remain above the levels required to be well capitalized. We believe that periodic capital raising transactions, along with the addition of loan and deposit relationships, will allow us to continue to grow organically.

Commitments and Contractual Obligations

The following table presents significant fixed and determinable contractual obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of June 30, 2014, our significant fixed and determinable contractual obligations to third parties, excluding interest, were as follows (in thousands):

		After One but	After Three but
	Within One	Within Three	Within Five	After Five
	Year	Years	Years	Years	Total
Deposits without a stated maturity	$9,801,592	$—	$—	$—	$9,801,592
Time deposits	937,724	15,170	2,756	74	955,724
repurchase agreements	300,532	—	—	—	300,532
FHLB borrowings	700,016	—	—	—	700,016
Operating lease obligations(1)	14,111	28,884	28,556	56,477	128,028
Subordinated notes	—	—	—	286,000	286,000

Total contractual obligations	$11,753,975	$—	$—	$113,406	$113,406

(1)	Non-balance sheet item.

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

Interest Rate Risk Management

Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of June 30, 2014, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis

June 30, 2014

(In thousands)

	0-3 mo	4-12 mo	1-3 yr	3+ yr	Total
	Balance	Balance	Balance	Balance	Balance
Assets:
Securities(1)	$4,000	$36,906	4,062	$4,362	$49,330
Total variable loans	11,230,542	54,067	5,333	25	11,289,967
Total fixed loans	790,344	409,392	205,670	211,306	1,616,712

Total loans(2)	12,020,886	463,459	211,003	211,331	12,906,679

Total interest sensitive assets	$12,024,886	$500,365	$215,065	$215,693	$12,956,009

Liabilities:
Interest-bearing customer deposits	$5,710,622	$—	$—	$—	$5,710,622
CDs & IRAs	404,001	191,538	15,170	2,830	613,539
Traditional brokered deposits	251,381	—	—	—	251,381

Total interest-bearing deposits	6,366,004	191,538	15,170	2,830	6,575,542
Repurchase agreements, Federal funds purchased, FHLB borrowings	1,000,548	—	—	—	1,000,548
Subordinated notes	—	—	—	286,000	286,000
Trust preferred subordinated debentures	—	—	—	113,406	113,406

Total borrowings	1,000,548	—	—	399,406	1,399,954

Total interest sensitive liabilities	$7,366,552	$191,538	$15,170	$402,236	$7,975,496

GAP	$4,658,334	$308,827	$199,895	$(186,543)	$—
Cumulative GAP	4,658,334	4,967,161	5,167,056	4,980,513	4,980,513
Demand deposits					$4,181,774
Stockholders’ equity					1,262,816

Total					$5,444,590

(1)	Securities based on fair market value.
(2)	Loans are stated at gross.

The table above sets forth the balances as of June 30, 2014 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and loan and deposit account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.

The “most likely” rate scenario is based on the consensus forecast of future interest rates published by independent sources. These forecasts incorporate future spot rates and relevant spreads of instruments that are actively traded in the open market. The Federal Reserve’s Federal funds target affects short-term borrowing; the prime lending rate and the LIBOR are the basis for most of our variable-rate loan pricing. The 10-year mortgage rate is also monitored because of its effect on prepayment speeds for mortgage-backed securities. We believe these are our primary interest rate exposures. We are not currently using derivatives to manage our interest rate exposure.

The two “shock test” scenarios assume a sustained parallel 100 and 200 basis point increase in interest rates. As short-term rates have remained low through 2014, we do not believe that analysis of an assumed decrease in interest rates would provide meaningful results. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%.

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
	100 bp Increase	200 bp Increase
	June 30, 2014
Change in net interest income	$54,031	$119,028

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

PART II—OTHER INFORMATION

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

ITEM 6.	EXHIBITS

(a)	Exhibits

	10.1	Form of Indemnification Agreement for directors and officers of Texas Capital Bancshares, Inc. and its subsidiaries.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

	32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

	32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

	101	The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS CAPITAL BANCSHARES, INC.

Date: July 24, 2014

/s/ Peter B. Bartholow
Peter B. Bartholow
Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number
10.1	Form of Indemnification Agreement for directors and officers of Texas Capital Bancshares, Inc. and its subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101	The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements