Form 10-Q
period 2014-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2014-10-23
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2014

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                      to
Commission file number 001-34657

TEXAS CAPITAL BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2679109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2000 McKinney Avenue, Suite 700, Dallas, Texas, U.S.A.	75,201
(Address of principal executive officers)	(Zip Code)

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

On October 23, 2014, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share 43,187,458

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended September 30, 2014

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands except share data)

	September 30, 2014	December 31, 2013

Assets
Cash and due from banks	$102,503	$92,484
Interest-bearing deposits	427,199	61,337
Federal funds sold and securities purchased under resale agreements	—	90
Securities, available-for-sale	43,938	63,214
Loans held for sale from discontinued operations	288	294
Loans held for investment, mortgage finance	3,774,467	2,784,265
Loans held for investment (net of unearned income)	9,686,134	8,486,309
Less: Allowance for loan losses	96,322	87,604
Loans held for investment, net	13,364,279	11,182,970
Premises and equipment, net	17,640	11,482
Accrued interest receivable and other assets	289,892	281,534
Goodwill and intangible assets, net	20,763	21,286
Total assets	$14,266,502	$11,714,691
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$4,722,479	$3,347,567
Interest-bearing	6,586,903	5,579,505
Interest-bearing in foreign branches	406,426	330,307
Total deposits	11,715,808	9,257,379
Accrued interest payable	1,908	749
Other liabilities	115,769	110,177
Federal funds purchased and repurchase agreements	285,678	170,604
Other borrowings	450,011	855,026
Subordinated notes	286,000	111,000
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	12,968,580	10,618,341
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:	150,000	150,000
Authorized shares – 10,000,000
Issued shares – 6,000,000 shares issued at September 30, 2014, and December 31, 2013, respectively
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 43,179,551 and 41,036,787 at September 30, 2014, and December 31, 2013, respectively	432	410
Additional paid-in capital	558,822	448,208
Retained earnings	587,317	496,112
Treasury stock (shares at cost: 417 at September 30, 2014, and December 31, 2013)	(8)	(8)
Accumulated other comprehensive income, net of taxes	1,359	1,628
Total stockholders’ equity	1,297,922	1,096,350
Total liabilities and stockholders’ equity	$14,266,502	$11,714,691
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME – UNAUDITED
(In thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$134,618	$114,453	$374,724	$324,053
Securities	428	682	1,439	2,394
Federal funds sold	68	22	116	41
Deposits in other banks	176	60	435	172
Total interest income	135,290	115,217	376,714	326,660
Interest expense
Deposits	4,606	3,699	12,882	10,172
Federal funds purchased	82	152	292	570
Repurchase agreements	5	4	13	13
Other borrowings	68	119	321	475
Subordinated notes	4,241	1,829	11,961	5,487
Trust preferred subordinated debentures	627	638	1,862	1,905
Total interest expense	9,629	6,441	27,331	18,622
Net interest income	125,661	108,776	349,383	308,038
Provision for credit losses	6,500	5,000	15,500	14,000
Net interest income after provision for credit losses	119,161	103,776	333,883	294,038
Non-interest income
Service charges on deposit accounts	1,817	1,659	5,277	5,109
Trust fee income	1,190	1,263	3,714	3,773
Bank owned life insurance (BOLI) income	517	423	1,547	1,384
Brokered loan fees	3,821	4,078	10,002	13,600
Swap fees	464	983	2,098	3,616
Other	2,587	2,025	8,647	5,358
Total non-interest income	10,396	10,431	31,285	32,840
Non-interest expense
Salaries and employee benefits	43,189	36,012	125,141	114,744
Net occupancy expense	5,279	4,342	15,120	12,334
Marketing	4,024	3,974	11,578	12,020
Legal and professional	4,874	3,937	17,457	12,584
Communications and technology	4,928	3,696	13,213	10,165
FDIC insurance assessment	2,775	4,357	8,044	6,134
Allowance and other carrying costs for OREO	5	267	61	1,179
Other	6,841	5,424	20,390	17,283
Total non-interest expense	71,915	62,009	211,004	186,443
Income from continuing operations before income taxes	57,642	52,198	154,164	140,435
Income tax expense	20,810	18,724	55,653	49,745
Income from continuing operations	36,832	33,474	98,511	90,690
Income from discontinued operations (after-tax)	—	2	7	2
Net income	36,832	33,476	98,518	90,692
Preferred stock dividends	2,438	2,437	7,313	4,956
Net income available to common stockholders	$34,394	$31,039	$91,205	$85,736
Other comprehensive income (loss)
Change in net unrealized gain on available-for-sale securities arising during period, before-tax	$(295)	$(531)	$(414)	$(2,283)
Income tax benefit related to net unrealized gain on available-for-sale securities	(103)	(186)	(145)	(799)
Other comprehensive loss, net of tax	(192)	(345)	(269)	(1,484)
Comprehensive income	$36,640	$33,131	$98,249	$89,208
Basic earnings per common share
Income from continuing operations	$0.80	$0.76	$2.13	$2.10
Net income	$0.80	$0.76	$2.13	$2.10
Diluted earnings per common share
Income from continuing operations	$0.78	$0.74	$2.09	$2.05
Net income	$0.78	$0.74	$2.09	$2.05
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands except share data)

	Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
Balance at December 31, 2012	—	$—	40,727,996	$407	$450,116	$382,455	(417)	$(8)	$3,272	$836,242
Comprehensive income:
Net income	—	—	—	—	—	90,692	—	—	—	90,692
Change in unrealized gain on available-for-sale securities, net of taxes of $799	—	—	—	—	—	—	—	—	(1,484)	(1,484)
Total comprehensive income										89,208
Tax benefit related to exercise of stock-based awards	—	—	—	—	124	—	—	—	—	124
Stock-based compensation expense recognized in earnings	—	—	—	—	2,896	—	—	—	—	2,896
Issuance of preferred stock	6,000,000	150,000	—	—	(5,013)	—	—	—	—	144,987
Preferred stock dividend	—	—	—	—	—	(4,956)	—	—	—	(4,956)
Issuance of stock related to stock-based awards	—	—	207,044	2	(1,874)	—	—	—	—	(1,872)
Balance at September 30, 2013	6,000,000	$150,000	40,935,040	$409	$446,249	$468,191	(417)	$(8)	$1,788	$1,066,629
Balance at December 31, 2013	6,000,000	$150,000	41,036,787	$410	$448,208	$496,112	(417)	$(8)	$1,628	$1,096,350
Comprehensive income:
Net income	—	—	—	—	—	98,518	—	—	—	98,518
Change in unrealized gain on available-for-sale securities, net of taxes of $145	—	—	—	—	—	—	—	—	(269)	(269)
Total comprehensive income										98,249
Tax benefit related to exercise of stock-based awards	—	—	—	—	2,534	—	—	—	—	2,534
Stock-based compensation expense recognized in earnings	—	—	—	—	3,628	—	—	—	—	3,628
Preferred stock dividend	—	—	—	—	—	(7,313)	—	—	—	(7,313)
Issuance of stock related to stock-based awards	—	—	168,535	2	(2,076)	—	—	—	—	(2,074)
Issuance of common stock	—	—	1,875,000	19	106,529	—	—	—	—	106,548
Issuance of common stock related to warrants	—	—	99,229	1	(1)	—	—	—	—	—
Balance at September 30, 2014	6,000,000	$150,000	43,179,551	$432	$558,822	$587,317	(417)	$(8)	$1,359	$1,297,922
See accompanying notes to consolidated financial statements

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	Nine months ended September 30,
	2014	2013
Operating activities
Net income from continuing operations	$98,511	$90,690
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	15,500	14,000
Depreciation and amortization	10,583	8,224
Amortization and accretion on securities	—	19
Bank owned life insurance (BOLI) income	(1,547)	(1,384)
Stock-based compensation expense	11,690	14,464
Tax benefit from stock-based award exercises	2,534	124
Excess tax expense from stock-based compensation arrangements	(7,242)	(355)
Gain on sale of assets	(821)	(490)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(16,296)	38,259
Accrued interest payable and other liabilities	(1,164)	(3,097)
Net cash provided by operating activities of continuing operations	111,748	160,454
Net cash provided by operating activities of discontinued operations	12	7
Net cash provided by operating activities	111,760	160,461
Investing activities
Maturities and calls of available-for-sale securities	11,150	15,090
Principal payments received on available-for-sale securities	7,712	14,988
Originations of mortgage finance loans	(40,244,845)	(39,620,728)
Proceeds from pay-offs of mortgage finance loans	39,254,643	40,533,915
Net increase in loans held for investment, excluding mortgage finance loans	(1,206,606)	(1,270,123)
Purchase of premises and equipment, net	(9,110)	(3,828)
Proceeds from sale of foreclosed assets	5,823	4,026
Cash paid for acquisition	—	(2,445)
Net cash used in investing activities of continuing operations	(2,181,233)	(329,105)
Financing activities
Net increase in deposits	2,458,429	1,516,277
Net expense from issuance of stock related to stock-based awards	(2,076)	(1,872)
Net proceeds from issuance of common stock	106,548	—
Net proceeds from issuance of preferred stock	—	144,987
Preferred dividends paid	(7,313)	(4,956)
Net decrease in other borrowings	(397,462)	(1,394,052)
Excess tax benefits from stock-based compensation arrangements	7,242	355
Net increase (decrease) in Federal funds purchased	107,521	(103,385)
Net proceeds from issuance of subordinated notes	172,375	—
Net cash provided by financing activities of continuing operations	2,445,264	157,354
Net increase (decrease) in cash and cash equivalents	375,791	(11,290)
Cash and cash equivalents at beginning of period	153,911	206,348
Cash and cash equivalents at end of period	$529,702	$195,058
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$26,172	$18,529
Cash paid during the period for income taxes	51,722	55,246
Transfers from loans/leases to OREO and other repossessed assets	851	980
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
The consolidated interim financial statements have been prepared without audit. Certain information and footnote disclosures presented in accordance with GAAP have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make interim financial information not misleading. The consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the SEC on February 20, 2014 (the “2013 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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
We have corrected the classification of these assets on the consolidated balance sheets to reflect them as held for investment. We have corrected the previously presented cash flows for these loans and in doing so the consolidated statements of cash flows for the nine months ended September 30, 2013 were adjusted to decrease net cash flows from operating activities by $913.2 million, with a corresponding increase in net cash flows from investing activities. The change does not impact our reported earnings as we do not believe any reserve for loan losses relating to the mortgage finance portfolio is necessary based upon the risk profile of the assets and the less than one basis point loss experience of the program over the last eleven years. This reclassification does not change total loans or total assets on our consolidated balance sheets. We have evaluated the effect of the incorrect presentation, both qualitatively and quantitatively, and concluded that it did not materially misstate our previously issued financial statements.
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
All securities are available-for-sale as of September 30, 2014 and December 31, 2013.
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
Other Real Estate Owned
Other real estate owned (“OREO”), which is included in other assets on the consolidated balance sheet, consists of real estate that has been foreclosed. Real estate that has been foreclosed is recorded at the fair value of the real estate, less selling costs, through a charge to the allowance for loan losses, if necessary. Subsequent write-downs required for declines in value are recorded through a valuation allowance, or taken directly to the asset, and charged to other non-interest expense.
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Gains or losses on disposals of premises and equipment are included in results of operations.
Marketing and Software
Marketing costs are expensed as incurred. Ongoing maintenance and enhancements of websites are expensed as incurred. Costs incurred in connection with development or purchase of internal use software are capitalized and amortized over a period not to exceed five years. Internal use software costs are included in other assets in the consolidated balance sheets.
Goodwill and Other Intangible Assets
Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. Our intangible assets relate primarily to loan customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets are tested for impairment annually or whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
Segment Reporting
We have determined that all of our lending divisions and subsidiaries meet the aggregation criteria of ASC 280, Segment Reporting, since all offer similar products and services, operate with similar processes and have similar customers.

Stock-based Compensation
We account for all stock-based compensation transactions in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”), which requires that stock compensation transactions be recognized as compensation expense in the consolidated statements of income and other comprehensive income based on their fair values on the measurement date, which is the date of the grant.
Accumulated Other Comprehensive Income
Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income, net. Other comprehensive income (loss), net of tax, for the nine months ended September 30, 2014 and 2013 is reported in the accompanying consolidated statements of stockholders’ equity and consolidated statements of income and other comprehensive income.
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
Basic and Diluted Earnings Per Common Share
Basic earnings per common share is based on net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period excluding non-vested stock awards. Diluted earnings per common share includes the dilutive effect of stock options and non-vested stock awards using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 2 – Earnings Per Common Share.
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

(2) EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Net income from continuing operations	$36,832	$33,474	$98,511	$90,690
Preferred stock dividends	2,438	2,437	7,313	4,956
Net income from continuing operations available to common stockholders	34,394	31,037	91,198	85,734
Income from discontinued operations	—	2	7	2
Net income	$34,394	$31,039	$91,205	$85,736
Denominator:
Denominator for basic earnings per share— weighted average shares	43,143,580	40,901,867	42,842,143	40,824,223
Effect of employee stock-based awards(1)	284,859	375,773	333,690	415,867
Effect of warrants to purchase common stock	421,399	514,034	464,305	502,294
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	43,849,838	41,791,674	43,640,138	41,742,384
Basic earnings per common share from continuing operations	$0.80	$0.76	$2.13	$2.10
Basic earnings per common share	$0.80	$0.76	$2.13	$2.10
Diluted earnings per share from continuing operations	$0.78	$0.74	$2.09	$2.05
Diluted earnings per common share	$0.78	$0.74	$2.09	$2.05

(1)
Stock options, SARs and RSUs outstanding of 50,500 at September 30, 2014 and 98,000 at September 30, 2013 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

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
At September 30, 2014, our net unrealized gain on the available-for-sale securities portfolio was $2.1 million compared to $2.5 million at December 31, 2013. As a percent of outstanding balances, the unrealized gain was 5.00% and 4.13% at September 30, 2014, and December 31, 2013, respectively. The increase in the percent of outstanding balances at September 30, 2014 related to slight change in market value and the declining outstanding balance.

The following is a summary of securities (in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$31,068	$2,264	$—	$33,332
Municipals	3,257	11	—	3,268
Equity securities(1)	7,522	7	(191)	7,338
	$41,847	$2,282	$(191)	$43,938

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$38,786	$2,676	$—	$41,462
Municipals	14,401	104	—	14,505
Equity securities(1)	7,522	—	(275)	7,247
	$60,709	$2,780	$(275)	$63,214

(1)	Equity securities consist of Community Reinvestment Act funds.
The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands, except percentage data):

	September 30, 2014
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$3	$10,348	$6,048	$14,669	$31,068
Estimated fair value	3	10,958	6,738	15,633	33,332
Weighted average yield(3)	6.50%	4.80%	5.53%	2.36%	3.79%
Municipals:(2)
Amortized cost	1,669	1,588	—	—	3,257
Estimated fair value	1,674	1,594	—	—	3,268
Weighted average yield(3)	5.78%	5.79%	—	—	5.79%
Equity securities:(4)
Amortized cost	7,522	—	—	—	7,522
Estimated fair value	7,338	—	—	—	7,338
Total available-for-sale securities:
Amortized cost					$41,847
Estimated fair value					$43,938

	December 31, 2013
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$238	$14,720	$7,718	$16,110	$38,786
Estimated fair value	252	15,641	8,456	17,113	41,462
Weighted average yield(3)	4.32%	4.78%	5.56%	2.40%	3.94%
Municipals:(2)
Amortized cost	7,749	6,652	—	—	14,401
Estimated fair value	7,818	6,687	—	—	14,505
Weighted average yield(3)	5.76%	5.71%	—	—	5.73%
Equity securities:(4)
Amortized cost	7,522	—	—	—	7,522
Estimated fair value	7,247	—	—	—	7,247
Total available-for-sale securities:
Amortized cost					$60,709
Estimated fair value					$63,214

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

(4)	These equity securities do not have a stated maturity.
Securities with carrying values of approximately $34.6 million were pledged to secure certain borrowings and deposits at September 30, 2014. Of the pledged securities at September 30, 2014, approximately $11.2 million were pledged for certain deposits, and approximately $23.4 million were pledged for repurchase agreements.
The following table discloses, as of September 30, 2014 and December 31, 2013, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

September 30, 2014	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$—	$—	$6,309	$(191)	$6,309	$(191)

December 31, 2013	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$7,247	$(275)	$—	$—	$7,247	$(275)
At September 30, 2014, there was one security with an unrealized loss position. This security is a publicly traded equity fund and is subject to market pricing volatility. We do not believe this unrealized loss is “other than temporary”. We have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation have the ability and intent to hold the investment until recovery of fair value. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on this security.
Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income (loss), net. Comprehensive income for the nine months ended September 30, 2014 and 2013 included net after-tax losses of $269,000 and $1.5 million, respectively, due to changes in the net unrealized gains/losses on securities available-for-sale.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES
At September 30, 2014 and December 31, 2013, loans were as follows (in thousands):

	September 30, 2014	December 31, 2013
Commercial	$5,621,336	$5,020,565
Mortgage finance	3,774,467	2,784,265
Construction	1,640,596	1,262,905
Real estate	2,362,230	2,146,228
Consumer	16,502	15,350
Leases	101,327	93,160
Gross loans held for investment	13,516,458	11,322,473
Deferred income (net of direct origination costs)	(55,857)	(51,899)
Allowance for loan losses	(96,322)	(87,604)
Total	$13,364,279	$11,182,970
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
Mortgage Finance Loans. Our mortgage finance loans consist of ownership interests purchased in single-family residential mortgages funded through our mortgage finance group. These interests are typically on our balance sheet for 10 to 20 days. We have agreements with mortgage lenders and purchase interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans. September 30, 2014 and December 31, 2013 balances are stated net of $290.4 million and $33.1 million participations sold, respectively.
Construction Loans. Our construction loan portfolio consists primarily of single- and multi-family residential properties and commercial projects used in manufacturing, warehousing, service or retail businesses. Our construction loans generally have terms of one to three years. We typically make construction loans to developers, builders and contractors that have an established record of successful project completion and loan repayment and have a substantial equity investment in the borrowers. However, construction loans are generally based upon estimates of costs and value associated with the completed project. Sources of repayment for these types of loans may be pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from us until permanent financing is obtained. The nature of these loans makes ultimate repayment sensitive to overall economic conditions. Borrowers may not be able to correct conditions of default in loans, increasing risk of exposure to classification, non-performing status, reserve allocation and actual credit loss and foreclosure. These loans typically have floating rates.
Real Estate Loans. A portion of our real estate loan portfolio is comprised of loans secured by properties other than market risk or investment-type real estate. Market risk loans are real estate loans where the primary source of repayment is expected to come from the sale, permanent financing or lease of the real property collateral. We generally provide temporary financing for commercial and residential property. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Our real estate loans generally have maximum terms of five to seven years, and we provide loans with both floating and fixed rates. We generally avoid long-term loans for commercial real estate held for investment. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Appraised values may be highly variable due to market conditions and the impact of the inability of potential purchasers and lessees to obtain financing and a lack of transactions at comparable values.

At September 30, 2014 and December 31, 2013, we had a blanket floating lien based on certain real estate loans used as collateral for Federal Home Loan Bank (“FHLB”) borrowings.
Portfolio Geographic Concentration
As of September 30, 2014, a substantial majority of our loans held for investment, excluding our mortgage finance loans and other national lines of business, were to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. Additionally, we may make loans to these businesses and individuals secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover probable losses inherent in the loan portfolio at each balance sheet date.
Summary of Loan Loss Experience
The reserve for loan losses is comprised of specific reserves for impaired loans and an estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We regularly evaluate our reserve for loan losses to maintain an appropriate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of reserves include the credit worthiness of the borrower, changes in the value of pledged collateral and general economic conditions. All loan commitments rated substandard or worse and greater than $500,000 are specifically reviewed for loss potential. For loans deemed to be impaired, a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit, and any needed reserve is recorded in other liabilities. Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.
We have several pass credit grades that are assigned to loans based on varying levels of risk, ranging from credits that are secured by cash or marketable securities, to watch credits which have all the characteristics of an acceptable credit risk but warrant more than the normal level of monitoring. Within our criticized/classified credit grades are special mention, substandard and doubtful. Special mention loans are those that are currently protected by the current sound worth and paying capacity of the borrower, but that are potentially weak and constitute an additional credit risk. The loan has the potential to deteriorate to a substandard grade due to the existence of financial or administrative deficiencies. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Some substandard loans are insufficiently protected by the current sound worth and paying capacity of the borrower and of the collateral pledged and may be considered impaired. Substandard loans can be accruing or can be on non-accrual depending on the circumstances of the individual loans. Loans classified as doubtful have all the weaknesses inherent in substandard loans with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high. All doubtful loans are on non-accrual.
The reserve allocation percentages assigned to each credit grade have been developed based primarily on an analysis of our historical loss rates. The allocations are adjusted for certain qualitative factors for such things as general economic conditions and changes in credit policies and lending standards. Historical loss rates are adjusted to account for current environmental conditions which we believe are likely to cause loss rates to be higher or lower than past experience. Each quarter we produce an adjustment range for environmental factors unique to us and our market. Changes in the trend and severity of problem loans can cause the estimation of losses to differ from past experience. In addition, the reserve reflects the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio. The portion of the allowance that is not derived by the allowance allocation percentages compensates for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. Examples of such risks that support the Bank's maintaining an unallocated reserve include borrowers' submission of financial statements or certifications of collateral value that subsequently prove to be materially inaccurate for reason of either misstatement or omission of critical information. These situations, while not common, do not necessarily correlate well with the general risk profile presented by assigned credit grade and product type categories. We evaluate many factors and conditions in determining the unallocated portion of the allowance, including amount and frequency of losses attributable to issues not specifically addressed or included in the determination and application of the allowance allocation percentages. The allowance is considered appropriate, given management’s assessment of probable losses within the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in the Company’s market areas and other factors.

The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality. The changes are reflected in the general reserve and in specific reserves as the collectability of larger classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored, and our reserve adequacy relies primarily on our loss history. The review of the reserve adequacy is performed by executive management and presented to a committee of our board of directors for their review. The committee reports to the board as part of the board’s review on a quarterly basis of the Company’s consolidated financial statements.
The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and non-accrual status as of September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$5,479,240	$3,774,467	$1,640,596	$2,332,791	$16,384	$96,269	$13,339,747
Special mention	68,215	—	—	7,490	13	777	76,495
Substandard-accruing	48,875	—	—	9,232	105	4,271	62,483
Non-accrual	25,006	—	—	12,717	—	10	37,733
Total loans held for investment	$5,621,336	$3,774,467	$1,640,596	$2,362,230	$16,502	$101,327	$13,516,458
December 31, 2013
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$4,908,944	$2,784,265	$1,261,995	$2,099,450	$15,251	$89,317	$11,159,222
Special mention	24,132	—	102	6,338	—	51	30,623
Substandard-accruing	74,593	—	103	21,770	45	3,742	100,253
Non-accrual	12,896	—	705	18,670	54	50	32,375
Total loans held for investment	$5,020,565	$2,784,265	$1,262,905	$2,146,228	$15,350	$93,160	$11,322,473

The following table details activity in the reserve for loan losses by portfolio segment for the nine months ended September 30, 2014 and September 30, 2013. Allocation of a portion of the reserve to one category of loans does not preclude its availability to absorb losses in other categories.

September 30, 2014
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Unallocated	Total
Beginning balance	$39,868	$—	$14,553	$24,210	$149	$3,105	$5,719	$87,604
Provision for loan losses	20,900	—	(1,611)	(6,095)	112	(1,480)	2,044	13,870
Charge-offs	8,518	—	—	296	101	—	—	8,915
Recoveries	3,480	—	—	45	66	172	—	3,763
Net charge-offs (recoveries)	5,038	—	—	251	35	(172)	—	5,152
Ending balance	$55,730	$—	$12,942	$17,864	$226	$1,797	$7,763	$96,322
Period end amount allocated to:
Loans individually evaluated for impairment	$5,999	$—	$—	$660	$—	$2	$—	$6,661
Loans collectively evaluated for impairment	49,731	—	12,942	17,204	226	1,795	7,763	89,661
Ending balance	$55,730	$—	$12,942	$17,864	$226	$1,797	$7,763	$96,322
September 30, 2013
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Unallocated	Total
Beginning balance	$21,547	$—	$12,097	$30,893	$226	$2,460	$7,114	$74,337
Provision for loan losses	15,707	—	1,866	(4,793)	25	(4)	498	13,299
Charge-offs	4,970	—	—	144	45	2	—	5,161
Recoveries	978	—	—	210	64	279	—	1,531
Net charge-offs (recoveries)	3,992	—	—	(66)	(19)	(277)	—	3,630
Ending balance	$33,262	$—	$13,963	$26,166	$270	$2,733	$7,612	$84,006
Period end amount allocated to:
Loans individually evaluated for impairment	$3,199	$—	$—	$1,064	$11	$9	$—	$4,283
Loans collectively evaluated for impairment	30,063	—	13,963	25,102	259	2,724	7,612	79,723
Ending balance	$33,262	$—	$13,963	$26,166	$270	$2,733	$7,612	$84,006

Our recorded investment in loans as of September 30, 2014, December 31, 2013 and September 30, 2013 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows (in thousands):

September 30, 2014
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$27,109	$—	$—	$17,904	$—	$10	$45,023
Loans collectively evaluated for impairment	5,594,227	3,774,467	1,640,596	2,344,326	16,502	101,317	13,471,435
Total	$5,621,336	$3,774,467	$1,640,596	$2,362,230	$16,502	$101,327	$13,516,458
December 31, 2013
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$15,139	$—	$705	$24,028	$54	$50	$39,976
Loans collectively evaluated for impairment	5,005,426	2,784,265	1,262,200	2,122,200	15,296	93,110	11,282,497
Total	$5,020,565	$2,784,265	$1,262,905	$2,146,228	$15,350	$93,160	$11,322,473
September 30, 2013
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$23,422	$—	$—	$23,745	$70	$57	$47,294
Loans collectively evaluated for impairment	4,758,812	2,262,085	1,125,908	2,063,313	19,549	85,879	10,315,546
Total	$4,782,234	$2,262,085	$1,125,908	$2,087,058	$19,619	$85,936	$10,362,840
We have traditionally maintained an unallocated reserve component to compensate for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We believe the level of unallocated reserves at September 30, 2014 is warranted due to the continued uncertain economic environment which has produced losses, including those resulting from borrowers' misstatement of financial information or inaccurate certification of collateral values. Such losses are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses; however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy.
Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of September 30, 2014, $310,000 of our non-accrual loans were earning on a cash basis, compared to none at December 31, 2013. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The table below summarizes our non-accrual loans by type and purpose as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Commercial
Business loans	$23,932	$12,896
Energy	1,074	—
Construction
Market risk	—	705
Real estate
Market risk	6,774	15,607
Commercial	4,047	508
Secured by 1-4 family	1,896	2,555
Consumer	—	54
Leases	10	50
Total non-accrual loans	$37,733	$32,375

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. In accordance with ASC 310 Receivables, we have also included all restructured loans in our impaired loan totals. The following tables detail our impaired loans, by portfolio class as of September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$9,158	$11,407	$—	$6,676	$—
Energy	—	—	—	500	15
Construction
Market risk	—	—	—	157	—
Real estate
Market risk	5,369	5,369	—	9,018	—
Commercial	3,563	3,563	—	2,543	—
Secured by 1-4 family	1,321	1,321	—	1,320	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$19,411	$21,660	$—	$20,214	$15
With an allowance recorded:
Commercial
Business loans	$16,877	$16,877	$5,701	$17,129	$—
Energy	1,074	1,074	298	972	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	5,457	5,457	374	5,073	—
Commercial	484	484	73	773	—
Secured by 1-4 family	1,710	1,710	213	2,235	—
Consumer	—	—	—	15	—
Leases	10	10	2	34	—
Total impaired loans with an allowance recorded	$25,612	$25,612	$6,661	$26,231	$—
Combined:
Commercial
Business loans	$26,035	$28,284	$5,701	$23,805	$—
Energy	1,074	1,074	298	1,472	15
Construction
Market risk	—	—	—	157	—
Real estate
Market risk	10,826	10,826	374	14,091	—
Commercial	4,047	4,047	73	3,316	—
Secured by 1-4 family	3,031	3,031	213	3,555	—
Consumer	—	—	—	15	—
Leases	10	10	2	34	—
Total impaired loans	$45,023	$47,272	$6,661	$46,445	$15

December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$2,005	$2,005	$—	$4,265	$—
Energy	1,614	3,443	—	969	—
Construction
Market risk	705	705	—	3,111	114
Real estate
Market risk	13,524	13,524	—	9,796	—
Commercial	508	508	—	5,458	—
Secured by 1-4 family	1,320	1,320	—	2,464	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$19,676	$21,505	$—	$26,063	$114
With an allowance recorded:
Commercial
Business loans	$11,060	$12,425	$1,946	$14,240	$—
Energy	460	460	69	913	—
Construction
Market risk	—	—	—	160	—
Real estate
Market risk	6,289	6,289	822	7,912	—
Commercial	—	—	—	477	—
Secured by 1-4 family	2,387	2,387	321	914	—
Consumer	54	54	8	43	—
Leases	50	50	8	72	—
Total impaired loans with an allowance recorded	$20,300	$21,665	$3,174	$24,731	$—
Combined:
Commercial
Business loans	$13,065	$14,430	$1,946	$18,505	$—
Energy	2,074	3,903	69	1,882	—
Construction
Market risk	705	705	—	3,271	114
Real estate
Market risk	19,813	19,813	822	17,708	—
Commercial	508	508	—	5,935	—
Secured by 1-4 family	3,707	3,707	321	3,378	—
Consumer	54	54	8	43	—
Leases	50	50	8	72	—
Total impaired loans	$39,976	$43,170	$3,174	$50,794	$114

Average impaired loans outstanding during the nine months ended September 30, 2014 and 2013 totaled $46.4 million and $56.9 million, respectively.
The table below provides an age analysis of our past due loans that are still accruing as of September 30, 2014 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing(1)	Total Past Due	Current	Total
Commercial
Business loans	$14,300	$7,212	$5,914	$27,426	$4,635,514	$4,662,940
Energy	—	—	—	—	933,390	933,390
Mortgage finance loans	—	—	—	—	3,774,467	3,774,467
Construction
Market risk	983	2,135	—	3,118	1,615,725	1,618,843
Secured by 1-4 family	—	—	—	—	21,753	21,753
Real estate
Market risk	1,395	2,949	—	4,344	1,782,450	1,786,794
Commercial	—	5,375	78	5,453	469,534	474,987
Secured by 1-4 family	—	41	110	151	87,581	87,732
Consumer	152	62	—	214	16,288	16,502
Leases	—	27	—	27	101,290	101,317
Total loans held for investment	$16,830	$17,801	$6,102	$40,733	$13,437,992	$13,478,725

(1)
Loans past due 90 days and still accruing includes premium finance loans of $5.3 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or forgiveness of either principal or accrued interest. As of September 30, 2014 and December 31, 2013, we had $1.9 million and $1.9 million, respectively, in loans considered restructured that are not on non-accrual. These loans did not have unfunded commitments at September 30, 2014 or December 31, 2013. Of the non-accrual loans at September 30, 2014 and December 31, 2013, $13.9 million and $17.8 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with modified terms in calendar years after the year of the restructure.

The following tables summarize, for the nine months ended September 30, 2014 and 2013, loans that were restructured during 2014 and 2013 (in thousands):

September 30, 2014
	Number of Restructured Loans	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Real estate—commercial	1	$1,441	$1,430
Commercial business loans	1	$95	$95
Total new restructured loans in 2014	2	$1,536	$1,525
September 30, 2013
	Number of Restructured Loans	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Commercial business loans	3	$10,823	$10,734
Real estate market risk	1	$892	$892
Total new restructured loans in 2013	4	$11,715	$11,626
The restructured loans generally include terms to temporarily place loans on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above loans. The restructuring of the loans did not have a significant impact on our allowance for loan losses at September 30, 2014 or 2013.
The following table provides information on how restructured loans were modified during the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine months ended September 30,
	2014	2013
Extended maturity	$1,430	$892
Combination of maturity extension and payment schedule adjustment	95	10,734
Total	$1,525	$11,626
As of September 30, 2014 and 2013, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
(5) OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO
The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Beginning balance	$685	$13,053	$5,110	$15,991
Additions	—	68	851	980
Sales	(68)	(316)	(5,344)	(3,712)
Valuation allowance for OREO	—	—	—	(164)
Direct write-downs	—	—	—	(290)
Ending balance	$617	$12,805	$617	$12,805
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
The table below summarizes our off-balance sheet financial instruments whose contract amounts represented credit risk (in thousands):

	September 30, 2014	December 31, 2013
Commitments to extend credit	$4,998,017	$3,674,391
Standby letters of credit	164,117	145,662
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of September 30, 2014, that the Company and the Bank met all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of September 30, 2014, and December 31, 2013. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such change may retroactively subject the Company to change in capital ratios. Any such change could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.
The table below summarizes our capital ratios:

	September 30, 2014	December 31, 2013
Company
Risk-based capital:
Tier 1 capital	8.83%	9.15%
Total capital	11.31%	10.73%
Leverage	10.17%	10.87%

Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules, effective for us on January 1, 2015, will further limit the amount of dividends that may be paid by our bank. No dividends were declared or paid on common stock during the nine months ended September 30, 2014 or 2013.
On March 28, 2013, we completed a sale of 6.0 million shares of 6.5% non-cumulative preferred stock, par value $0.01, with a liquidation preference of $25 per share, in a public offering. Dividends on the preferred stock are not cumulative and will be paid when declared by our board of directors to the extent that we have lawfully available funds to pay dividends. If declared, dividends will accrue and be payable quarterly, in arrears, on the liquidation preference amount, on a non-cumulative basis, at a rate of 6.50% per annum. We paid $7.3 million in dividends on the preferred stock for the nine months ended September 30, 2014. Holders of preferred stock will not have voting rights, except with respect to authorizing or increasing the authorized amount of senior stock, certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law. Net proceeds from the sale totaled $145.0 million. The additional equity was used for general corporate purposes, including funding regulatory capital infusions into the Bank.
During January 2014, we completed an offering of 1.9 million shares of our common stock. Net proceeds from the sale totaled $106.5 million. On January 31, 2014, the Bank issued $175.0 million of subordinated notes in an offering to institutional investors exempt from registration under Section 3(a)(2) of the Securities Act of 1933 and 12 C.F.R. Part 16. Net proceeds from the transaction were $172.4 million. The notes mature in January 2026 and bear interest at a rate of 5.25% per annum, payable semi-annually. The notes are unsecured and are subordinate to the Bank’s obligations to its deposits, its obligations under banker’s acceptances and letters of credit, certain obligations to Federal Reserve Banks and the FDIC and the Bank’s obligations to its other creditors, except any obligations which expressly rank on a parity with or junior to the notes. The notes qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations. The net proceeds of both offerings were used by the Company for general corporate purposes, including retirement of $15.0 million of short-term debt that was outstanding at December 31, 2013, and additional capital to support continued loan growth.
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
Stock-based compensation consists of SARs and RSUs granted from 2007 through 2013.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Stock- based compensation expense recognized:
SARs	$128	$130	$419	$412
RSUs	972	923	3,209	2,484
Total compensation expense recognized	$1,100	$1,053	$3,628	$2,896

	September 30, 2014
(in thousands)	Options	SARs and RSUs
Unrecognized compensation expense related to unvested awards	$—	$11,062
Weighted average period over which expense is expected to be recognized, in years	N/A	3.5
In connection with the 2010 Long-term Incentive Plan, the Company has issued cash-based performance units. A summary of the compensation cost for these units is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cash-based performance units	$3,357	$2,161	$8,062	$11,568
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
We hold approximately $288,000 in loans held for sale from discontinued operations that are carried at the estimated market value at quarter-end, which is less than the original cost. We plan to sell these loans, but timing and price to be realized cannot be determined at this time due to market conditions. In addition, we continue to address requests from investors related to repurchasing loans previously sold. While the balances as of September 30, 2014 and December 31, 2013 include a liability for exposure to additional contingencies, including the risk of having to repurchase loans previously sold, we recognize that market conditions may result in additional exposure to loss and the extension of time necessary to complete the discontinued mortgage operation.
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

Assets and liabilities measured at fair value at September 30, 2014 and December 31, 2013 are as follows (in thousands):

	Fair Value Measurements Using
September 30, 2014	Level 1	Level 2	Level 3
Available for sale securities:(1)
Residential mortgage-backed securities	$—	$33,332	$—
Municipals	—	3,268	—
Equity securities(2)	—	7,338	—
Loans(3) (5)	—	—	30,199
OREO(4) (5)	—	—	617
Derivative assets(6)	—	20,502	—
Derivative liabilities(6)	—	(20,502)	—
December 31, 2013
Available for sale securities:(1)
Residential mortgage-backed securities	$—	$41,462	$—
Municipals	—	14,505	—
Equity securities(2)	—	7,247	—
Loans(3) (5)	—	—	13,474
OREO(4) (5)	—	—	5,110
Derivative assets(6)	—	9,317	—
Derivative liabilities(6)	—	(9,317)	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Equity securities consist of Community Reinvestment Act funds.

(3)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(4)	OREO is transferred from loans to OREO at fair value less selling costs.

(5)	Fair value of loans and OREO is measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.

(6)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.
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
Loans
During the three months and nine months ended September 30, 2014 and the year ended December 31, 2013, certain impaired loans were reevaluated and reported at fair value through a specific allocation of the allowance for loan losses based upon the fair value of the underlying collateral. The $30.2 million total above includes impaired loans at September 30, 2014 with a carrying value of $35.4 million that were reduced by specific allowance allocations totaling $5.2 million for a total reported fair value of $30.2 million based on collateral valuations utilizing Level 3 valuation inputs. The $13.5 million total above includes impaired loans at December 31, 2013 with a carrying value of $14.9 million that were reduced by specific valuation allowance allocations totaling $1.4 million for a total reported fair value of $13.5 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals.
OREO
Certain foreclosed assets, upon initial recognition, are valued based on third party appraisals less estimated selling costs. At September 30, 2014 and December 31, 2014, OREO had a carrying value of $617,000 and $5.1 million, respectively, with no specific valuation allowance. The fair value of OREO was computed based on third party appraisals, which are Level 3 valuation inputs.

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
A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$529,702	$529,702	$153,911	$153,911
Securities, available-for-sale	43,938	43,938	63,214	63,214
Loans held for sale from discontinued operations	288	288	294	294
Loans held for investment, net	13,364,279	13,369,570	11,182,970	11,179,145
Derivative assets	20,502	20,502	9,317	9,317
Deposits	11,715,808	11,715,939	9,257,379	9,257,574
Federal funds purchased	256,171	256,171	148,650	148,650
Customer repurchase agreements	29,507	29,507	21,954	21,954
Other borrowings	450,011	450,011	855,026	855,026
Subordinated notes	286,000	283,844	111,000	96,647
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liabilities	20,502	20,502	9,317	9,317
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
Cash and cash equivalents
The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents approximate their fair value, which is characterized as a Level 1 asset in the fair value hierarchy
Securities
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

Derivatives
The estimated fair value of interest rate swaps and caps are obtained from independent pricing services based on quoted market prices for the same or similar derivative contracts and are characterized as a Level 2 asset in the fair value hierarchy. On a quarterly basis, we independently verify the fair value using an additional independent pricing source.

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

The notional amounts and estimated fair values of interest rate derivative positions outstanding at September 30, 2014 and December 31, 2013 are presented in the following tables (in thousands):

	September 30, 2014		December 31, 2013
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivative:
Commercial loan/lease interest rate swaps - assets	$886,607	$19,182	$764,939	$8,652
Commercial loan/lease interest rate swaps - liabilities	(886,607)	(19,182)	(764,939)	(8,652)
Commercial loan/lease interest rate caps	47,165	1,320	58,706	665
Commercial loan/lease interest rate caps	(47,165)	(1,320)	(58,706)	(665)
The weighted-average receive and pay interest rates for interest rate swaps outstanding at September 30, 2014 were as follows:

	September 30, 2014 Weighted-Average Interest Rate		December 31, 2013 Weighted-Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	4.85%	2.84%	4.89%	2.99%
The weighted-average strike rate for outstanding interest rate caps was 1.47% at September 30, 2014 and 1.87% at December 31, 2013.
Our credit exposure on interest rate swaps and caps is limited to the net favorable value and interest payments of all swaps and caps by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the swaps and caps exceeds a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, relating to interest rate swaps and caps was approximately $20.5 million at September 30, 2014 and approximately $9.3 million at December 31, 2013, all of which relates to bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values. At September 30, 2014 and December 31, 2013, we had $20.0 million and $10.7 million, respectively, in cash collateral pledged for these derivatives included in interest-bearing deposits.
(12) STOCKHOLDERS’ EQUITY
On March 28, 2013, we completed a sale of 6.0 million shares of 6.5% non-cumulative preferred stock, par value $0.01, with a liquidation preference of $25 per share, in a public offering. Dividends on the preferred stock are not cumulative and will be paid if and when declared by our board of directors to the extent that we have lawfully available funds to pay dividends. If declared, dividends will accrue and be payable quarterly, in arrears, on the liquidation preference amount, on a non-cumulative basis, at a rate of 6.50% per annum. For the nine months ended September 30, 2014, we paid $7.3 million in dividends on the preferred stock. Holders of preferred stock do not have voting rights, except with respect to authorizing or increasing the authorized amount of senior stock, certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law. Net proceeds from the sale totaled $145.0 million. The proceeds were used for general corporate purposes, including funding regulatory capital infusions into the Bank.
During January 2014, we completed an offering of 1.9 million shares of our common stock. Net proceeds from the sale totaled $106.5 million. The net proceeds of the offering were available to the Company for general corporate purposes, including retirement of $15.0 million of short-term debt that was outstanding at December 31, 2013, and additional capital to support continued loan growth.
(13) NEW ACCOUNTING PRONOUNCEMENTS
ASU 2014-04 “Receivables (Topic 310) – Troubled Debt Restructurings by Creditors” (“ASU 2014-04”) amends Topic 310 “Receivables” to clarify the terms defining when an in substance repossession or foreclosure occurs, which determines when the receivable should be derecognized and the real estate property is recognized. ASU 2013-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. It is not expected to have a significant impact on our consolidated financial statements.
ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016 and is not expected to have a significant impact on our consolidated financial statements.
ASU 2014-11 "Transfers and Servicing (Topic 860" ("ASU 2014-11") requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. The amendments to ASU 2014-11 update the accounting for repurchase-to-maturity transactions and link repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. ASU 2014-11 also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales that are economically similar to repurchase agreements. The second disclosure provides added transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. ASU 2014-11 is effective for annual and interim periods beginning after December 15, 2014 and is not expected to have a significant impact on our consolidated financial statements.
ASU 2014-12 "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12") requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is intended to resolve the diverse accounting treatments of these types of awards in practice and is effective for annual and interim periods beginning after December 15, 2015 and is not expected to have a significant impact on our consolidated financial statements.

QUARTERLY FINANCIAL SUMMARY – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended September 30, 2014			For the three months ended September 30, 2013
	Average Balance	Revenue/ Expense(1)	Yield/ Rate	Average Balance	Revenue/ Expense(1)	Yield/ Rate
Assets
Securities – taxable	$41,716	$383	3.64%	$54,838	$522	3.78%
Securities – non-taxable(2)	4,697	69	5.83%	16,879	246	5.78%
Federal funds sold	105,793	68	0.26%	78,896	22	0.11%
Deposits in other banks	283,062	176	0.25%	88,717	60	0.27%
Loans held for investment, mortgage finance loans	3,452,782	27,275	3.13%	2,362,118	22,547	3.79%
Loans held for investment	9,423,259	107,343	4.52%	7,731,901	91,906	4.72%
Less reserve for loan losses	91,427	—	—	79,551	—	—
Loans, net of reserve	12,784,614	134,618	4.18%	10,014,468	114,453	4.53%
Total earning assets	13,219,882	135,314	4.06%	10,253,798	115,303	4.46%
Cash and other assets	409,727			383,968
Total assets	$13,629,609			$10,637,766
Liabilities and Stockholders’ Equity
Transaction deposits	$1,010,003	$287	0.11%	$794,630	$102	0.05%
Savings deposits	4,991,779	3,519	0.28%	4,057,792	2,863	0.28%
Time deposits	485,558	475	0.39%	402,920	414	0.41%
Deposits in foreign branches	369,202	325	0.35%	357,532	320	0.36%
Total interest bearing deposits	6,856,542	4,606	0.27%	5,612,874	3,699	0.26%
Other borrowings	309,868	155	0.20%	539,767	275	0.20%
Subordinated notes	286,000	4,241	5.88%	111,000	1,829	6.54%
Trust preferred subordinated debentures	113,406	627	2.19%	113,406	638	2.23%
Total interest bearing liabilities	7,565,816	9,629	0.50%	6,377,047	6,441	0.40%
Demand deposits	4,669,772			3,124,602
Other liabilities	117,418			89,640
Stockholders’ equity	1,276,603			1,046,477
Total liabilities and stockholders’ equity	$13,629,609			$10,637,766
Net interest income(2)		$125,685			$108,862
Net interest margin			3.77%			4.21%
Net interest spread			3.56%			4.06%
Loan spread			4.02%			4.36%
Additional information from discontinued operations:
Loans held for sale	$289			$297
Borrowed funds	289			297
Net interest income		$6			$8
Net interest margin—consolidated			3.77%			4.21%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

QUARTERLY FINANCIAL SUMMARY – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the nine months ended September 30, 2014			For the nine months ended September 30, 2013
	Average Balance	Revenue/ Expense(1)	Yield/ Rate	Average Balance	Revenue/ Expense(1)	Yield/ Rate
Assets
Securities – taxable	$44,300	$1,235	3.73%	$61,980	$1,845	3.98%
Securities – non-taxable(2)	7,153	314	5.87%	19,279	844	5.85%
Federal funds sold	64,963	116	0.24%	52,908	41	0.10%
Deposits in other banks	232,333	435	0.25%	86,241	172	0.27%
Loans held for investment, mortgage finance loans	2,772,757	67,288	3.24%	2,377,001	67,628	3.80%
Loans held for investment	9,044,403	307,436	4.55%	7,245,587	256,425	4.73%
Less reserve for loan losses	89,753	—	—	76,352	—	—
Loans, net of reserve	11,727,407	374,724	4.27%	9,546,236	324,053	4.54%
Total earning assets	12,076,156	376,824	4.17%	9,766,644	326,955	4.48%
Cash and other assets	396,388			396,122
Total assets	$12,472,544			$10,162,766
Liabilities and Stockholders’ Equity
Transaction deposits	$896,878	$537	0.08%	$949,089	$588	0.08%
Savings deposits	4,755,604	10,218	0.29%	3,551,267	7,452	0.28%
Time deposits	421,118	1,216	0.39%	401,300	1,235	0.41%
Deposits in foreign branches	358,416	911	0.34%	344,585	897	0.35%
Total interest bearing deposits	6,432,016	12,882	0.27%	5,246,241	10,172	0.26%
Other borrowings	423,157	626	0.20%	767,661	1,058	0.18%
Subordinated notes	266,769	11,961	5.99%	111,000	5,487	6.61%
Trust preferred subordinated debentures	113,406	1,862	2.20%	113,406	1,905	2.25%
Total interest bearing liabilities	7,235,348	27,331	0.51%	6,238,308	18,622	0.40%
Demand deposits	3,898,457			2,858,468
Other liabilities	106,560			90,592
Stockholders’ equity	1,232,179			975,398
Total liabilities and stockholders’ equity	$12,472,544			$10,162,766
Net interest income(2)		$349,493			$308,333
Net interest margin			3.87%			4.22%
Net interest spread			3.66%			4.08%
Loan spread			4.10%			4.37%
Additional information from discontinued operations:
Loans held for sale	$291			$299
Borrowed funds	291			299
Net interest income		$20			$20
Net interest margin—consolidated			3.87%			4.22%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements and financial analysis contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements may be contained in our future filings with the SEC, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Forward-looking statements describe our future plans, strategies and expectations and are based on certain assumptions. Words such as “believes”, “anticipates”, “plans”, “goals”, “objectives”, “expects”, “intends”, “seeks”, “likely”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed under the heading “Risk Factors” in our 2013 Form 10-K and include, but are not limited to, the following:

•Deterioration of the credit quality of our loan portfolio, increased default rates and loan losses or adverse changes in the industry concentrations of our loan portfolio.

•Developments adversely affecting our commercial, entrepreneur and professional customers.

•Changes in the value of commercial and residential real estate securing our loans or in the demand for credit to support the purchase and ownership of such assets.

•The failure of assumptions supporting our allowance for loan losses causing it to become inadequate as loan quality decreases and losses and charge-offs increase.

•A failure to effectively manage our interest rate risk resulting from unexpectedly large or sudden changes in interest rates or rate or maturity imbalances in our assets and liabilities, where such changes could affect the results of operations.

•Failure to execute our business strategy, including any inability to expand our current lines of business and any new business in Texas, regionally and nationally.

•Loss of access to capital market transactions and other sources of funding, or a failure to effectively balance our funding sources with cash demands by depositors and borrowers.

•Failure to successfully develop and launch new lines of business and new products and services within the expected time frames and budgets, or failure to anticipate and appropriately manage the associated risks.

•The failure to attract and retain key personnel or the loss of key individuals or groups of employees.

•Changes in the U.S. economy in general or the Texas economy specifically resulting in deterioration of credit quality or reduced demand for credit or other financial services we offer.

•Legislative and regulatory changes imposing further restrictions and costs on our business, a failure to remain well capitalized or regulatory enforcement actions against us.

•An increase in the incidence or severity of fraud, illegal payments, security breaches and other illegal acts impacting our bank and our customers.

•Structural changes in the markets for origination, sale and servicing of residential mortgages.

•Increased or more effective competition from banks and other financial service providers in our markets.

•Material failures of our accounting estimates and risk management processes based on management judgment, or the supporting analytical and forecasting models.

•Unavailability of funds obtained from capital transactions or from our bank to fund our obligations.

•Failures of counterparties or third party vendors to perform their obligations.

•Failures or breaches of our information systems that are not effectively managed.

•Severe weather, natural disasters, acts of war or terrorism and other external events.

•Incurrence of material costs and liabilities associated with claims and litigation.

•Failure of our risk management strategies and procedures, including failure or circumvention of our controls.

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
The following discussion and analysis presents the significant factors affecting our financial condition as of September 30, 2014 and December 31, 2013 and results of operations for three and nine months in the periods ended September 30, 2014 and 2013. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing in Part I, Item 1 of this report.
Except as otherwise noted, all amounts and disclosures throughout this document reflect continuing operations. See Note 9 – Discontinued Operations in Part I, Item 1 herein for a discussion of discontinued operations.
Results of Operations
Summary of Performance
We reported net income of $36.8 million and net income available to common stockholders of $34.4 million, or $0.78 per diluted common share, for the third quarter of 2014 compared to net income of $33.5 million and net income available to common stockholders of $31.0 million, or $0.74 per diluted common share, for the third quarter of 2013. Return on average common equity (“ROE”) was 12.11% and return on average assets ("ROA") was 1.07% for the third quarter of 2014, compared to 13.74% and 1.25%, respectively, for the third quarter of 2013. Net income and net income available to common stockholders for the nine months ended September 30, 2014, totaled $98.5 million and $91.2 million, respectively, or $2.09 per diluted common share, compared to net income and net income available to common stockholders of $90.7 million and $85.7 million, respectively, or $2.05 per diluted common share, for the same period in 2013. Return on average common equity was 11.27% and return on average assets was 1.06% for the nine months ended September 30, 2014, compared to 13.14% and 1.19%, respectively, for the nine months ended September 30, 2013. During January 2014, we completed an equity offering of 1.9 million shares of common stock, which increased diluted shares and increased common equity by $106.5 million. We also completed a $175.0 million subordinated debt offering in January 2014, which resulted in an additional $3.9 million in interest expense for the nine months ended September 30, 2014 as compared to the same period of 2013. Both of these transactions had the effect of reducing ROE. The ROA decreases noted above resulted from a combination of reduced yields on loans and an increase in liquidity assets, along with the additional cost of the $175.0 million subordinated debt offering completed during the first quarter of 2014.
Net income increased $3.4 million, or 10%, for the three months ended September 30, 2014, as compared to the same period in 2013. The increase was primarily the result of a $16.9 million increase in net interest income, offset by a $1.5 million increase in the provision for credit losses, a $35,000 decrease in non-interest income, a $9.9 million increase in non-interest expense and a $2.1 million increase in income tax expense. Net income increased $7.8 million, or 9%, during the nine months ended September 30, 2014, primarily as the result of a $41.3 million increase in net interest income, offset by a $1.5 million increase in the provision for credit losses, a $1.6 million decrease in non-interest income, a $24.6 million increase in non-interest expense and a $5.9 million increase in income tax expense.
Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income was $125.7 million for the third quarter of 2014, compared to $108.8 million for the third quarter of 2013. The increase was due to an increase in average earning assets of $3.0 billion as compared to the third quarter of 2013. The increase in average earning assets included a $2.8 billion increase in average net loans and a $221.2 million increase in average liquidity assets, offset by a $25.3 million decrease in average securities. For the quarter ended September 30, 2014, average net loans, liquidity assets and securities represented approximately 97%, 3% and less than 1%, respectively, of average earning assets compared to 98%, 2% and less than 1% for the same quarter of 2013.
Average interest-bearing liabilities for the quarter ended September 30, 2014 increased $1.2 billion from the third quarter of 2013, which included a $1.2 billion increase in interest-bearing deposits and a $175.0 million increase in long-term debt as a result of the Bank’s issuance of subordinated notes in January 2014, offset by a $229.9 million decrease in other borrowings. Average demand deposits increased from $3.1 billion at September 30, 2013 to $4.7 billion at September 30, 2014. The average cost of total deposits and borrowed funds decreased from .17% for the third quarter of 2013 to .16% for the third quarter of 2014. The total cost of interest-bearing liabilities included $2.4 million attributable to $175.0 million in long-term debt issued in January 2014. Including the increase in long-term debt, the cost of interest-bearing liabilities increased from .40% for the quarter ended September 30, 2013 to .50% for the same period of 2014.
Net interest income was $349.4 million for the nine months ended September 30, 2014 compared to $308.0 million for the same period in 2013. The increase was due to an increase in average earning assets of $2.3 billion as compared to the nine months ended September 30, 2013. The increase in average earning assets included a $2.2 billion increase in average net loans and a $158.1 million increase in average liquidity assets, offset by a $29.8 million decrease in average securities. For the nine months ended September 30, 2014, average net loans, liquidity assets and securities represented approximately 97%, 2% and less than 1%, respectively, of average earning assets compared to 98%, 1% and 1%, respectively, in the same period of 2013.
Average interest-bearing liabilities for the nine months ended September 30, 2014 increased $997.0 million from the first nine months of 2013, which included a $1.2 billion increase in interest-bearing deposits and a $155.8 million increase in subordinated notes, offset by a $344.5 million decrease in other borrowings. Average demand deposits increased from $2.9 billion at September 30, 2013 to $3.9 billion at September 30, 2014. The average cost of total deposits and borrowed funds remained at .17% for the nine months ended September 30, 2014 compared to the same period in the prior year. The total cost of interest-bearing liabilities included $6.3 million attributable to $175.0 million of long-term debt issued in January 2014. Including the increase in long-term debt, the cost of interest-bearing liabilities, including long-term debt, increased from .40% for the nine months ended September 30, 2013 to .51% for the same period of 2014.

The following table presents the changes (in thousands) in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.

	Three months ended September 30, 2014/2013			Nine months ended September 30, 2014/2013
	Net	Change Due To(1)		Net	Change Due To(1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Interest income:
Securities(2)	$(316)	$(303)	$(13)	$(1,140)	$(1,057)	$(83)
Loans held for investment, mortgage finance loans	4,728	10,411	(5,683)	(340)	11,260	(11,600)
Loans held for investment	15,437	20,043	(4,606)	51,011	63,599	(12,588)
Federal funds sold	46	8	38	75	9	66
Deposits in other banks	116	131	(15)	263	291	(28)
Total	20,011	30,290	(10,279)	49,869	74,102	(24,233)
Interest expense:
Transaction deposits	185	28	157	(51)	(32)	(19)
Savings deposits	656	659	(3)	2,766	2,527	239
Time deposits	61	85	(24)	(19)	61	(80)
Deposits in foreign branches	5	10	(5)	14	36	(22)
Borrowed funds	(120)	(117)	(3)	(432)	(475)	43
Long-term debt	2,401	2,884	(483)	6,431	7,700	(1,269)
Total	3,188	3,549	(361)	8,709	9,817	(1,108)
Net interest income	$16,823	$26,741	$(9,918)	$41,160	$64,285	$(23,125)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable and assume a 35% tax rate.
Net interest margin, the ratio of net interest income to average earning assets, was 3.77% for the third quarter of 2014 compared to 4.21% for the third quarter of 2013. The year over year decrease is due to the growth in loans with lower yields, the impact of the January 2014 subordinated note offering and the $221.2 million increase in average balances of liquidity assets, which includes Federal funds sold and deposits in other banks. Funding costs, including demand deposits and borrowed funds, decreased to .16% for the third quarter of 2014 compared to .17% for the third quarter of 2013. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.90% for the third quarter of 2014 compared to 4.29% for the third quarter of 2013. The decrease resulted from the reduction in yields on total loans, primarily due to the increased proportion of mortgage finance loans to total loans. Total funding costs, including all deposits, long-term debt and stockholders’ equity increased to .28% for the third quarter of 2014 compared to .24% for the third quarter of 2013. Average long-term debt increased by $175.0 million from the third quarter of 2013 and the average interest rate on long-term debt for the second quarter of 2014 was 4.84% compared to 4.36% for the same period of 2013.
Non-interest Income
The components of non-interest income were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Service charges on deposit accounts	$1,817	$1,659	$5,277	$5,109
Trust fee income	1,190	1,263	3,714	3,773
Bank owned life insurance (BOLI) income	517	423	1,547	1,384
Brokered loan fees	3,821	4,078	10,002	13,600
Swap fees	464	983	2,098	3,616
Other	2,587	2,025	8,647	5,358
Total non-interest income	$10,396	$10,431	$31,285	$32,840

Non-interest income decreased $35,000 during the three months ended September 30, 2014 compared to the same period of 2013. This decrease was primarily due to a $519,000 decrease in swap fee income. These fees fluctuate from quarter to quarter based on the number and volume of transactions closed during the quarter. Swap fees are fees related to customer swap transactions and are received from the institution that is our counterparty on the transaction. Offsetting this decrease was a $562,000 increase in other non-interest income. Other non-interest income includes such items as letter of credit fees and other general operating income, none of which account for 1% or more of total interest income and non-interest income.
Non-interest income decreased $1.5 million during the nine months ended September 30, 2014 compared to the same period of 2013. This decrease was primarily due to a $3.6 million decrease in brokered loan fees as a result of lower per loan fees. Swap fee income decreased $1.5 million during the nine months ended September 30, 2014 compared to the same period of 2013. These fees fluctuate from quarter to quarter based on the number and volume of transactions closed during the quarter. Swap fees are fees related to customer swap transactions and are received from the institution that is our counterparty on the transaction. Offsetting these decreases was a $3.1 million increase in other non-interest income. Other non-interest income includes such items as letter of credit fees and other general operating income, none of which account for 1% or more of total interest income and non-interest income.
While management expects continued growth in certain components of non-interest income, the future rate of growth could be affected by increased competition from nationwide and regional financial institutions. In order to achieve growth in non-interest income, we may need to introduce new products or enter into new lines of business or expand existing lines of business. Any new product introduction or new market entry could place additional demands on capital and managerial resources.
Non-interest Expense
The components of non-interest expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Salaries and employee benefits	$43,189	$36,012	$125,141	$114,744
Net occupancy expense	5,279	4,342	15,120	12,334
Marketing	4,024	3,974	11,578	12,020
Legal and professional	4,874	3,937	17,457	12,584
Communications and technology	4,928	3,696	13,213	10,165
FDIC insurance assessment	2,775	4,357	8,044	6,134
Allowance and other carrying costs for OREO	5	267	61	1,179
Other(1)	6,841	5,424	20,390	17,283
Total non-interest expense	$71,915	$62,009	$211,004	$186,443

(1)
Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, due from bank charges and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the third quarter of 2014 increased $9.9 million, or 16%, to $71.9 million from $62.0 million in the third quarter of 2013. The increase is primarily attributable to a $7.2 million increase in salaries and employee benefits expense due to general business growth.
Net occupancy expense for the three months ended September 30, 2014 increased $937,000 as a result of general business growth and continued build-out needed to support that growth.
Legal and professional expense for three months ended September 30, 2014 increased $937,000 compared to the same quarter of 2013. Our legal and professional expense will continue to fluctuate and could increase in the future with growth and as we respond to continued regulatory changes and strategic initiatives.
Communications and technology expense for the three months ended September 30, 2014 increased $1.2 million due to general business growth.
FDIC insurance assessment expense for the three months ended September 30, 2014 decreased $1.6 million compared to the same quarter in 2013 due to a $3.0 million one-time assessment related to the reclassification of our mortgage finance assets incurred in the third quarter of 2013. The assessment related to the year-end call reports for 2011 and 2012, which were amended for the change in the risk weight applicable to our mortgage finance loan portfolio. As previously disclosed, the amendment caused one capital ratio to fall below "well-capitalized" for each quarter end.
Non-interest expense for the nine months ended September 30, 2014 increased $24.6 million, or 13%, to $211.0 million from $186.4 million compared to the same period in 2013. The increase is primarily attributable to a $10.4 million increase in salaries and employee benefits. The $10.4 million increase relates to general business growth, and is offset by the expenses of $7.7 million related to the CEO succession announced last year that were non-recurring.
Net occupancy expense for the nine months ended September 30, 2014 increased $2.8 million as a result of general business growth and continued build-out needed to support that growth.
Legal and professional expense for the nine months ended September 30, 2014 increased $4.9 million. Our legal and professional expense will continue to fluctuate and could increase in the future with growth and as we respond to continued regulatory changes and strategic initiatives.
Communications and technology expense for the nine months ended September 30, 2014 increased $3.0 million due to general business growth.
FDIC insurance assessment expense for the nine months ended September 30, 2014 increased $1.9 million compared to the same period in 2013. Included in the year-to-date September 30, 2013 expense was a $3.0 million assessment by the FDIC that was paid during the third quarter of 2013. The assessment related to the year-end call reports for 2011 and 2012, which were amended for the change in the risk weight applicable to our mortgage finance loan portfolio. As previously disclosed, the amendment caused one capital ratio to fall below "well-capitalized" for each quarter end.
Analysis of Financial Condition
Loan Portfolio
Total loans net of allowance for loan losses at September 30, 2014 increased $2.2 billion from December 31, 2013 to $13.4 billion. Our business plan focuses primarily on lending to middle market businesses and successful professionals and entrepreneurs, and as such, commercial, real estate and construction loans have comprised a majority of our loan portfolio. Consumer loans generally have represented 1% or less of the portfolio. Mortgage finance loans relate to our mortgage warehouse lending operations in which we invest in mortgage loan ownership interests that are typically sold within 10 to 20 days. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, as well as overall market interest rates and tend to peak at the end of each month.
We originate a substantial majority of all loans held for investment. We also participate in syndicated loan relationships, both as a participant and as an agent. As of September 30, 2014, we had $1.5 billion in syndicated loans, $387.6 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. In addition, as of September 30, 2014, none of our syndicated loans were on non-accrual.
Loans were as follows as of the dates indicated (in thousands):

	September 30, 2014	December 31, 2013
Commercial	$5,621,336	$5,020,565
Mortgage finance	3,774,467	2,784,265
Construction	1,640,596	1,262,905
Real estate	2,362,230	2,146,228
Consumer	16,502	15,350
Leases	101,327	93,160
Gross loans held for investment	13,516,458	11,322,473
Deferred income (net of direct origination costs)	(55,857)	(51,899)
Allowance for loan losses	(96,322)	(87,604)
Total loans held for investment, net	$13,364,279	$11,182,970

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
Mortgage finance loans. Our mortgage finance loans consist of ownership interests purchased in single-family residential mortgages funded through our warehouse lending group. These loans are typically on our balance sheet for 10 to 20 days. We have agreements with mortgage lenders and purchase interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans. Mortgage finance loans as of September 30, 2014, are net of $290.4 million of participations sold.
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
Real Estate Loans. A portion of our real estate loan portfolio is comprised of loans secured by properties other than market risk or investment-type real estate. Market risk loans are real estate loans where the primary source of repayment is expected to come from the sale or lease of the real property collateral. We generally provide temporary financing for commercial and residential property. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Our real estate loans generally have maximum terms of five to seven years, and we provide loans with both floating and fixed rates. We generally avoid long-term loans for commercial real estate held for investment. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Appraised values may be highly variable due to market conditions and the impact of the inability of potential purchasers and lessees to obtain financing and a lack of transactions at comparable values.
Portfolio Geographic Concentration
As of September 30, 2014, a substantial majority of our loans held for investment, excluding our mortgage finance loans and other national lines of business, were to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. Additionally, we may make loans to these businesses and individuals, secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.
Summary of Loan Loss Experience
The provision for credit losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $6.5 million during the third quarter of 2014 compared to $4.0 million in the second quarter of 2014 and $5.0 million in the third quarter of 2013. Despite experiencing improvements in credit quality, we have seen levels of reserves and provision increase due to growth in the portfolio.

We continue to maintain an unallocated reserve component to compensate for the uncertainty and complexity in estimating loan and lease losses, including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We believe the level of unallocated reserves at September 30, 2014 is warranted due to the continued uncertain economic environment which has produced losses, including those resulting from borrowers' misstatement of financial information or inaccurate certification of collateral values. Such losses are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses; however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy.

The reserve for loan losses is comprised of specific reserves for impaired loans and an estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We regularly evaluate our reserve for loan losses to maintain an appropriate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of reserves include the creditworthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All loan commitments rated substandard or worse and greater than $500,000 are specifically reviewed for loss potential. For loans deemed to be impaired, a specific allocation is assigned based on the losses expected to be realized from those loans.

For purposes of determining the general reserve, the portfolio is segregated by credit grades, and then further segregated by product types to recognize differing risk profiles among categories. Credit grades are assigned to all loans. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit. Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.
The reserve allocation percentages assigned to each credit grade have been developed based primarily on an analysis of our historical loss rates. The allocations are adjusted for certain qualitative factors, including general economic conditions, changes in credit policies and lending standards. Changes in the trend and severity of problem loans can cause the estimation of losses to differ from past experience. In addition, the reserve considers the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio. The portion of the allowance that is not derived by the allowance allocation percentages compensates for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We evaluate many factors and conditions in determining the unallocated portion of the allowance, including amount and frequency of losses attributable to issues not specifically addressed or included in the determination and application of the allowance allocation percentages. The allowance is considered appropriate, given management’s assessment of potential losses within the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in the Company’s market areas and other factors.
The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality. The changes are reflected in the general reserve and in specific reserves as the collectability of larger classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored, and our reserve adequacy relies primarily on our loss history. The review of the reserve adequacy is performed by executive management and presented to a committee of our board of directors for their review. The committee reports to the board as part of the board’s review on a quarterly basis of the Company’s consolidated financial statements.
The combined reserve for credit losses, which includes a liability for losses on unfunded commitments, totaled $102.6 million at September 30, 2014, $92.3 million at December 31, 2013 and $88.6 million at September 30, 2013. Due to the growth in loans, the total reserve percentage decreased to 1.06% at September 30, 2014 from 1.09% and 1.10% of loans excluding mortgage finance loans at December 31, 2013 and September 30, 2013, respectively. The combined reserve percentage has trended down as we recognize losses on loans for which there were specific or general allocations of reserves and see improvement in our overall credit quality. The overall reserve for loan losses continues to result from consistent application of the loan loss reserve methodology as described above. At September 30, 2014, we believe the reserve is sufficient to cover all expected losses in the portfolio. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change or prove to be inaccurate, our estimate of inherent losses in the portfolio could also change or become insufficient, which would affect the level of future provisions for loan losses.

Activity in the reserve for loan losses is presented in the following table (in thousands):

	Nine months ended September 30, 2014	Year ended December 31, 2013	Nine months ended September 30, 2013
Reserve for loan losses:
Beginning balance	$87,604	$74,337	$74,337
Loans charged-off:
Commercial	8,518	6,575	4,970
Real estate	296	144	144
Consumer	101	45	45
Leases	—	2	2
Total charge-offs	8,915	6,766	5,161
Recoveries:
Commercial	3,480	1,203	978
Real estate	45	270	210
Consumer	66	73	64
Leases	172	322	279
Total recoveries	3,763	1,868	1,531
Net charge-offs	5,152	4,898	3,630
Provision for loan losses	13,870	18,165	13,299
Ending balance	$96,322	$87,604	$84,006
Reserve for off-balance sheet credit losses:
Beginning balance	$4,690	$3,855	$3,855
Provision for off-balance sheet credit losses	1,630	835	701
Ending balance	$6,320	$4,690	$4,556
Total reserve for credit losses	$102,642	$92,294	$88,562
Total provision for credit losses	$15,500	$19,000	$14,000
Reserve for loan losses to loans	0.72%	0.78%	0.81%
Reserve for loan losses to loans excluding mortgage finance loans(2)	0.99%	1.03%	1.04%
Net charge-offs to average loans(1)	0.06%	0.05%	0.05%
Net charge-offs to average loans excluding mortgage finance loans(1) (2)	0.08%	0.07%	0.07%
Total provision for credit losses to average loans	0.18%	0.19%	0.19%
Total provision for credit losses to average loans excluding mortgage finance loans(2)	0.23%	0.25%	0.26%
Recoveries to total charge-offs	42.21%	27.61%	29.66%
Reserve for off-balance sheet credit losses to off-balance sheet credit commitments	0.12%	0.12%	0.12%
Combined reserves for credit losses to loans held for investment	0.76%	0.82%	0.86%
Combined reserves for credit losses to loans held for investment excluding mortgage finance loans(2)	1.06%	1.09%	1.10%
Non-performing assets:
Non-accrual loans(5)	$37,733	$32,375	$35,737
OREO(4)	617	5,110	12,805
Other repossessed assets	—	—	—
Total	$38,350	$37,485	$48,542
Restructured loans	$1,853	$1,935	$4,691
Loans past due 90 days and still accruing(3)	6,102	9,325	7,510
Reserve for loan losses to non-accrual loans	2.6x	2.7x	2.4x

(1)	Interim period ratios are annualized.

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

(3)
At September 30, 2014, December 31, 2013 and September 30, 2013, loans past due 90 days and still accruing include premium finance loans of $5.3 million, $3.8 million and $3.1 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(4)
At September 30, 2014, we did not have a valuation allowance recorded against the OREO balance. At December 31, 2013, and September 30, 2013, OREO balance is net of a $5.6 million and a $4.6 million valuation allowance, respectively.

(5)
As of September 30, 2014, December 31, 2013 and September 30, 2013, non-accrual loans included $13.9 million, $17.8 million and $24.2 million, respectively, in loans that met the criteria for restructured.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type and OREO (in thousands):

	September 30, 2014	December 31, 2013	September 30, 2013

Commercial	$25,006	$12,896	$20,994
Construction	—	705	—
Real estate	12,717	18,670	14,616
Consumer	—	54	70
Leases	10	50	57
Total non-accrual loans	37,733	32,375	35,737
Repossessed assets:
OREO	617	5,110	12,805
Other repossessed assets	—	—	—
Total repossessed assets	617	5,110	12,805
Total non-performing assets	$38,350	$37,485	$48,542

The table below summarizes the non-accrual loans as segregated by loan type and type of property securing the credit as of September 30, 2014 (in thousands):

Non-accrual loans:
Commercial
Lines of credit secured by the following:
Oil and gas properties	$764
Assets of the borrowers	22,273
Other	1,969
Total commercial	25,006
Real estate
Secured by:
Commercial property	7,568
Unimproved land and/or undeveloped residential lots	3,945
Other	1,204
Total real estate	12,717
Leases (commercial leases primarily secured by assets of the lessor)	10
Total non-accrual loans	$37,733

Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of September 30, 2014, $310,000 of our non-accrual loans were earning on a cash basis compared to none at December 31, 2013. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

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
At September 30, 2014, we had $6.1 million in loans past due 90 days and still accruing interest, which included $5.3 million in premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.
Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or forgiveness of either principal or accrued interest. As of September 30, 2014, we had $1.9 million in loans considered restructured that are not on non-accrual. Of the non-accrual loans at September 30, 2014, $13.9 million met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, the loan no longer has to be considered a restructuring if it is in compliance with modified terms in calendar years after the year of the restructuring.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At September 30, 2014 and 2013, we had $22.9 million and $18.7 million, respectively, in loans of this type which were not included in either non-accrual or 90 days past due categories.

The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Beginning balance	$685	$13,053	$5,110	$15,991
Additions	—	68	851	980
Sales	(68)	(316)	(5,344)	(3,712)
Valuation allowance for OREO	—	—	—	(164)
Direct write-downs	—	—	—	(290)
Ending balance	$617	$12,805	$617	$12,805
The following table summarizes the assets held in OREO at September 30, 2014 (in thousands):

Undeveloped land and residential lots	$487
Other	130
Total OREO	$617
When foreclosure occurs, fair value, which is generally based on appraised values, may result in partial charge-off of a loan upon taking the collateral, and so long as the collateral is retained, subsequent reductions in appraised values will result in valuation adjustments taken as non-interest expense. In addition, if the decline in value is believed to be permanent and not just driven by market conditions, a direct write-down to the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure related to the appraised values during that holding period. We did not record a valuation expense during the nine months ended September 30, 2014 compared to $454,000 recorded during the same period of 2013. Of the $454,000 recorded for the nine months ended September 30, 2013, $164,000 related to direct write-downs and $290,000 related to increasing the valuation allowance.

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the demonstrated marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2013 and for the nine months ended September 30, 2014, our principal source of funding has been our customer deposits, supplemented by our short-term borrowings, primarily from Federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings, generally used to fund mortgage finance assets.
Our liquidity needs for support of growth in loans held for investment have been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding for loans held for investment and other earning assets as possible from deposits of these core customers. These deposits are generated principally through development of long-term relationships with customers and stockholders, with a significant focus on treasury management products. In addition to deposits from our core customers, we also have access to deposits through brokered customer relationships. For regulatory purposes, these relationship brokered deposits are now categorized as brokered deposits; however, since these deposits arise from a customer relationship, which involves extensive treasury services, we consider these deposits to be core deposits for our reporting purposes. We also have access to incremental deposits through brokered retail certificates of deposit, or CDs. These traditional brokered deposits are generally of short maturities, 30 to 90 days, and are used to supplement temporary differences in the growth in loans, including growth in loans held for sale or other specific categories of loans, compared to customer deposits. The following table summarizes our period-end and average year-to-date core customer deposits and brokered deposits (in millions):

	September 30, 2014	December 31, 2013	September 30, 2013
Deposits from core customers	$9,893.2	$7,840.1	$7,526.5
Deposits from core customers as a percent of total deposits	84.4%	84.7%	84.0%
Relationship brokered deposits	$1,822.6	$1,417.3	$1,430.6
Relationship brokered deposits as a percent of total deposits	15.6%	15.3%	16.0%
Traditional brokered deposits	$—	$—	$—
Traditional brokered deposits as a percent of total deposits	—%	—%	—%
Average deposits from core customers(1)	$8,613.0	$7,040.4	$6,799.0
Average deposits from core customers as a percent of total quarterly average deposits(1)	83.3%	84.1%	83.9%
Average relationship brokered deposits(1)	$1,689.9	$1,334.5	$1,305.7
Average relationship brokered deposits as a percent of total quarterly average deposits(1)	16.4%	15.9%	16.1%
Average traditional brokered deposits(1)	$27.6	$—	$—
Average traditional brokered deposits as a percent of total quarterly average deposits(1)	0.3%	—%	—%

(1)	Annual averages presented for December 31, 2013.
We have access to, and have periodically utilized, sources of brokered deposits of up to an additional $3.5 billion. Customer deposits (total deposits, including relationship brokered deposits, minus brokered CDs) at September 30, 2014 increased by $2.8 billion from December 31, 2013 and increased $2.5 billion from September 30, 2013.

Additionally, we have borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our mortgage finance assets, due to their liquidity, short duration and interest spreads available. These borrowing sources typically include Federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes and advances from the FHLB and the Federal Reserve. The following table summarizes our short-term borrowings as of September 30, 2014 (in thousands):

Federal funds purchased	$256,171
Repurchase agreements	29,507
FHLB borrowings	450,011
Total short-term borrowings	$735,689
Maximum borrowings outstanding at any month-end during the year	$1,309,690
The following table summarizes our other borrowing capacities in excess of balances outstanding at September 30, 2014 (in thousands):

FHLB borrowing capacity relating to loans	$1,437,062
FHLB borrowing capacity relating to securities	832
Total FHLB borrowing capacity	$1,437,894
Unused Federal funds lines available from commercial banks	$913,000
The following table summarizes our long-term borrowings as of September 30, 2014 (in thousands):

Subordinated notes	286,000
Trust preferred subordinated debentures	113,406
Total long-term borrowings	$399,406

At September 30, 2014, we had a non-revolving amortizing line of credit with $100.0 million of unused capacity. This line of credit matures on December 15, 2014. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. At September 30, 2014, no borrowings were outstanding compared to $15.0 million outstanding at December 31, 2013.
Our equity capital, including $150 million in preferred stock, averaged $1.2 billion for the nine months ended September 30, 2014, as compared to $939.3 million for the same period in 2013. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the near future.
On January 29, 2014, we completed a sale of 1.9 million shares of our common stock in a public offering. Net proceeds from the sale totaled $106.5 million. On January 31, 2014, the Bank issued $175.0 million of subordinated notes in an offering to institutional investors exempt from registration under Section 3(a)(2) of the Securities Act of 1933 and 12 C.F.R. Part 16. Net proceeds from the transaction were $172.4 million. The notes mature in January 2026 and bear interest at a rate of 5.25% per annum, payable semi-annually. The notes are unsecured and are subordinate to the Bank’s obligations to its deposit-holders, its obligations under banker’s acceptances and letters of credit, certain obligations to Federal Reserve Banks and the FDIC and the Bank’s obligations to its other creditors, except any obligations which expressly rank on a parity with or junior to the notes. The notes qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations. The net proceeds of both offerings were used by the Company for general corporate purposes, including retirement of $15.0 million of short-term debt that was outstanding at December 31, 2013, and additional capital to support continued loan growth.

As of September 30, 2014 our capital ratios were above the levels required to be well capitalized. We believe that periodic capital raising transactions, along with the addition of loan and deposit relationships, will allow us to continue to grow organically.

Commitments and Contractual Obligations
The following table presents significant fixed and determinable contractual payment obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of September 30, 2014, our significant fixed and determinable contractual obligations to third parties, excluding interest, were as follows (in thousands):

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
Deposits without a stated maturity	$10,917,760	$—	$—	$—	$10,917,760
Time deposits	777,617	16,462	3,969	—	798,048
Federal funds purchased and customer repurchase agreements	285,678	—	—	—	285,678
FHLB borrowings	450,011	—	—	—	450,011
Operating lease obligations(1)	14,954	30,553	29,882	54,965	130,354
Subordinated notes	—	—	—	286,000	286,000
Trust preferred subordinated debentures	$—	$—	$—	$113,406	$113,406
Total contractual obligations	$12,446,020	$47,015	$33,851	$454,371	$12,981,257

(1)	Non-balance sheet item.
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
We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets held for purposes other than trading. Additionally, we have some market risk relative to commodity prices through our energy lending activities. The effect of these commodity price changes would be less significant to us than the effect of changes in interest rates. Foreign exchange rates, commodity prices, and/or equity prices do not pose significant market risk to us.
The responsibility for managing market risk rests with the BSMC, which operates under policy guidelines established by our board of directors. The negative acceptable variation in net interest revenue due to a 200 basis point increase or decrease in interest rates is generally limited by these guidelines to +/- 5%. These guidelines also establish maximum levels for short-term borrowings, short-term assets and public and brokered deposits. They also establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is the ongoing responsibility of the BSMC, with exceptions reported to our board of directors on a quarterly basis. Additionally, the Credit Policy Committee ("CPC") specifically manages risk relative to commodity price market risks. They establish maximum portfolio concentration levels for energy loans as well as maximum advance rates for energy collateral.
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of September 30, 2014, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
September 30, 2014
(In thousands)

	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Securities(1)	$13,108	$11,487	8,978	$10,365	$43,938
Total variable loans	11,787,760	38,059	12,880	—	11,838,699
Total fixed loans	808,880	387,313	225,163	256,403	1,677,759
Total loans(2)	12,596,640	425,372	238,043	256,403	13,516,458
Total interest sensitive assets	$12,609,748	$436,859	$247,021	$266,768	$13,560,396
Liabilities:
Interest-bearing customer deposits	$6,601,707	$—	$—	$—	$6,601,707
CDs & IRAs	123,789	247,402	16,462	3,969	391,622
Traditional brokered deposits	—	—	—	—	—
Total interest-bearing deposits	6,725,496	247,402	16,462	3,969	6,993,329
Repurchase agreements, Federal funds purchased, FHLB borrowings	735,689	—	—	—	735,689
Subordinated notes	—	—	—	286,000	286,000
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	735,689	—	—	399,406	1,135,095
Total interest sensitive liabilities	$7,461,185	$247,402	$16,462	$403,375	$8,128,424
GAP	$5,148,563	$189,457	$230,559	$(136,607)	$—
Cumulative GAP	5,148,563	5,338,020	5,568,579	5,431,972	5,431,972
Demand deposits					$4,722,479
Stockholders’ equity					1,297,922
Total					$6,020,401

(1)	Securities based on fair market value.

(2)	Loans are stated at gross.
The table above sets forth the balances as of September 30, 2014 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and loan and deposit account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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
The two “shock test” scenarios assume a sustained parallel 100 and 200 basis point increase in interest rates. As short-term rates have remained low through 2014, we do not believe that analysis of an assumed decrease in interest rates would provide meaningful results. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%, at which point we will resume evaluations of shock scenarios in which interest rates decrease.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	100 bp Increase	200 bp Increase
	September 30, 2014
Change in net interest income	$56,067	$122,923
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
There have been no material changes in the risk factors previously disclosed in the Company’s 2013 Form 10-K for the fiscal year ended December 31, 2013.

2ITEM 6.	EXHIBITS

(a)	Exhibits
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
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

101
The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: October 23, 2014

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

101
The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements