Form 10-K
period 2014-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2015-02-19
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2014

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
(Title of class)
The Nasdaq Stock Market LLC
(Name of Exchange on Which Registered)
Securities registered under Section 12(g) of the Exchange Act: NONE
Indicate by check mark if the issuer is a well-known seasoned issuer pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☒        No  ☐
Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐        No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒        ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Non-Accelerated Filer ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒
As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $2,295,411,000. There were 45,762,854 shares of the registrant’s common stock outstanding on February 18, 2015.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement relating to the 2015 Annual Meeting of Stockholders, which will be filed no later than April 9, 2015, are incorporated by reference into Part III of this Form 10-K.

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
We serve the needs of commercial businesses and successful professionals and entrepreneurs located in Texas as well as operate several lines of business serving a regional or national clientele of commercial borrowers. We are primarily a secured lender, with a majority of our loans, other than our businesses with activities throughout the United States, to businesses headquartered or with operations in Texas. We have benefitted from the success of our business model since inception, producing strong loan growth and favorable loss experience amidst the challenging environment for banking nationally.
Growth History
We have grown substantially in both size and profitability since our formation. The table below sets forth data regarding the growth of key areas of our business from 2010 through 2014 (in thousands):

	December 31,
	2014	2013	2012	2011	2010
Total loans	$14,257,012	$11,270,868	$9,961,109	$7,652,845	$5,906,029
Assets	15,899,946	11,720,064	10,540,844	8,137,618	6,446,169
Demand deposits	5,011,619	3,347,567	2,535,375	1,751,944	1,451,307
Total deposits	12,673,300	9,257,379	7,440,804	5,556,257	5,455,401
Stockholders’ equity	1,484,190	1,096,350	836,242	616,331	528,319
The following table provides information about the growth of our loan portfolio by type of loan from 2010 through 2014 (in thousands):

	December 31,
	2014	2013	2012	2011	2010
Commercial	$5,869,219	$5,020,565	$4,106,419	$3,275,150	$2,592,924
Total real estate	4,223,532	3,409,427	2,630,390	2,241,670	2,030,256
Construction	1,416,405	1,262,905	737,637	422,026	270,008
Real estate term	2,807,127	2,146,522	1,892,753	1,819,644	1,760,248
Mortgage finance	4,102,125	2,784,265	3,175,272	2,080,081	1,194,209
Equipment leases	99,495	93,160	69,470	61,792	95,607
Consumer	19,699	15,350	19,493	24,822	21,470

The Texas Market
The Texas market for banking services is highly competitive. Texas’ largest banking organizations are headquartered outside of Texas and are controlled by out-of-state organizations. We also compete with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, full service brokerage firms and discount brokerage firms. We believe that many middle market companies and successful professionals and entrepreneurs are interested in banking with a company headquartered in, and with decision-making authority based in, Texas and with established Texas bankers who have the expertise to act as trusted advisors to customers with regard to their banking needs. Our banking centers in our target markets are served by experienced bankers with lending expertise in the specific industries found in their market areas and established community ties. We believe our bank can offer customers more responsive and personalized service than our competitors. If we service these customers properly, we believe we will be able to establish long-term relationships and provide multiple products to our customers, thereby enhancing our profitability.
Business Strategy
Drawing on the business and community ties of our management and their banking experience, our strategy is to continue building an independent bank that focuses primarily on middle market business customers and successful professionals and entrepreneurs in each of the five major metropolitan markets of Texas. To achieve this, we seek to implement the following strategies:

•	Targeting middle market businesses and successful professionals and entrepreneurs;

•	Growing our loan and deposit base in our existing markets by hiring additional experienced bankers in our different lines of business;

•	Continuing our emphasis on credit policy to maintain credit quality consistent with long-term objectives;

•	Leveraging our existing infrastructure to support a larger volume of business;

•	Maintaining stringent internal approval processes for capital and operating expenditures;

•	Continuing our extensive use of outsourcing to provide cost-effective operational support and service levels consistent with large-bank operations; and

•	Extending our reach within our target markets and lines of business through service innovation and service excellence.
Products and Services
We offer a variety of loan, deposit account and other financial products and services to our customers.
Business Customers.    We offer a full range of products and services oriented to the needs of our business customers, including:

•	commercial loans for general corporate purposes including financing for working capital, internal growth, acquisitions and financing for business insurance premiums;

•	real estate term and construction loans;

•	mortgage finance lending;

•	equipment leasing;

•	treasury management services;

•	wealth management and trust services; and

•	letters of credit.
Individual Customers.    We also provide complete banking services for our individual customers, including:

•	personal wealth management and trust services;

•	certificates of deposit;

•	interest-bearing and non-interest-bearing checking accounts with optional features such as Visa® debit/ATM cards and overdraft protection;

•	traditional money market and savings accounts;

•	loans, both secured and unsecured; and

•	Internet banking.

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
Deposit Products
We offer a variety of deposit products to our core customers at interest rates that are competitive with other banks. Our business deposit products include commercial checking accounts, lockbox accounts, cash concentration accounts and other treasury management services, including an on-line system. Our treasury management on-line system offers information services, wire transfer initiation, ACH initiation, account transfer and service integration. Our consumer deposit products include checking accounts, savings accounts, money market accounts and certificates of deposit. We also allow our consumer deposit customers to access their accounts, transfer funds, pay bills and perform other account functions over the Internet and through ATM machines.
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
Cayman Islands Branch
We established a branch of our bank in the Cayman Islands in 2003. We believe that a Cayman Islands branch enables us to offer more competitive cash management and deposit products to our customers. All deposits in the Cayman Branch come from U.S. based customers of our bank. Deposits, all of which are in U.S dollars, do not originate from foreign sources, funds transfers neither come from nor go to facilities outside of the U.S. and there are no federal or state income tax benefits to our bank or our customers as a result of these operations. Foreign deposits maintained at our Cayman Islands branch at December 31, 2014 and 2013 were $312.7 million and $330.3 million, respectively.
Employees
As of December 31, 2014, we had 1,142 full-time employees. None of our employees is represented by a collective bargaining agreement and we consider our relations with our employees to be good.
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

The Company’s activities are governed by the Bank Holding Company Act of 1956, as amended (“BHCA”), and is subject to regular inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We file quarterly reports and other information with the Federal Reserve. We file reports with the Securities and Exchange Commission (“SEC”) and are subject to its regulation with respect to our securities, reporting and certain governance matters, including matters submitted for stockholder approval. Our securities are listed on the Nasdaq Global Select Market, and we are subject to Nasdaq rules for listed companies.
Our bank is organized as a national banking association under the National Bank Act, and is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the “OCC”), the FDIC, the Federal Reserve, the Consumer Financial Protection Bureau (“CFPB”) and other federal and state regulatory agencies. The OCC has primary supervisory responsibility for our bank and performs a continuous program of examinations concerning safety and soundness, the quality of management and directors, information technology and compliance with applicable laws and regulations. Our bank files quarterly reports of condition and income with the FDIC and other information with the OCC.
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
We are not at this time exercising this authority at the parent company level. We and our bank engage in traditional banking activities that are deemed financial in nature. In order for us to undertake new activities permitted by the BHCA, we and our bank must be considered "well capitalized" (as defined below) and well managed, our bank must have received a rating of at least satisfactory in its most recent examination under the Community Reinvestment Act and we would be required to notify the Federal Reserve within thirty days of engaging in the new activity.
Under Federal Reserve policy, now codified by the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), we are expected to act as a source of financial and managerial strength to our bank and commit resources to its support. Such support may be required at times when, absent this Federal Reserve policy, a holding company may not be inclined to provide it. We could in certain circumstances be required to guarantee the capital plan of our bank if it became undercapitalized.
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
Regulation of our bank.    National banks such as our bank are subject to examination by the OCC and the CFPB, and to a lesser extent by the FDIC. The OCC and the FDIC regulate or monitor all areas of a national bank’s operations, including security devices and procedures, adequacy of capitalization and loss reserves, accounting treatment and impact on capital determinations, loans, investments, borrowings, deposits, liquidity, mergers, issuances of securities, payment of dividends, interest rate risk management, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC requires national banks to maintain capital ratios and imposes limitations on their aggregate investment in real estate, bank premises and furniture and fixtures. National banks are required by the OCC to file quarterly reports of their financial condition and results of operations and to conduct an annual audit of their financial statements in compliance with minimum standards and procedures prescribed by the OCC.

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
We and our bank are required to maintain a minimum total risk-based capital ratio of 8% (of which at least 4% is required to consist of Tier 1 capital elements). Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively, for an institution to be considered well capitalized.
Our bank’s total risk-based capital ratio was 10.57% at December 31, 2014 and, as a result, it is currently classified as “well capitalized” for purposes of the OCC’s prompt corrective action regulations.
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
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) sets forth five capital categories for insured depository institutions under the prompt corrective action regulations:

•
Well capitalized—equals or exceeds a 10% total risk-based capital ratio, 6% Tier 1 risk-based capital ratio, and 5% leverage ratio and is not subject to any written agreement, order or directive requiring it to maintain a specific level for any capital measure;

•	Adequately capitalized—equals or exceeds an 8% total risk-based capital ratio, 4% tier 1 risk-based capital ratio, and 4% leverage ratio;

•
Undercapitalized—total risk-based capital ratio of less than 8%, or a tier 1 risk-based ratio of less than 4%, or a leverage ratio of less than 4% (3% for institutions with a regulatory rating of 1 that do not evidence rapid growth or other heightened risk indicators);

•	Significantly undercapitalized—total risk-based capital ratio of less than 6%, or a tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; and

•	Critically undercapitalized—a ratio of tangible equity to total assets equal to or less than 2%.
Federal bank regulatory agencies are required to implement arrangements for “prompt corrective action” for institutions failing to meet minimum requirements to be at least adequately capitalized. FDICIA imposes an increasingly stringent array of restrictions, requirements and prohibitions as an organization’s capital levels deteriorate. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The OCC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator (the FDIC) if the capital deficiency is not corrected promptly.
Under the Federal Deposit Insurance Act (“FDIA”), “critically undercapitalized” banks may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt (subject to certain limited exceptions). In addition, under Section 18(i) of the FDIA, banks are required to obtain the advance consent of the FDIC to retire any part of their subordinated notes. “Critically undercapitalized” banks are also subject to the appointment of a conservator or receiver. Under the FDIA, a bank may not pay interest on its subordinated notes if such interest is required to be paid only out of net profits, or distribute any of its capital assets, while it remains in default on any assessment due to the FDIC.

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
Our bank’s leverage ratio was 9.75% at December 31, 2014 and, as a result, it is currently classified as “well capitalized” for purposes of the OCC’s prompt corrective action regulations.
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
The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1,” (ii) specify that Tier 1 capital consist of Common Equity Tier 1 and “Additional Tier 1 Capital” instruments meeting specified requirements, (iii) define Common Equity Tier 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to Common Equity Tier 1 and not to the other components of capital and (iv) establish a 7% threshold for the Tier 1 common equity ratio, consisting of a minimum level plus a capital conservation buffer, and (v) expand the scope of the deductions/adjustments as compared to existing regulations. The rule also changes both the Tier 1 risk-based capital requirements and the total risk-based requirements to a minimum of 6% and 8%, respectively, plus a capital conservation buffer of 2.5% totaling 8.5% and 10.5%, respectively. The leverage ratio requirement under the rule is 5%. In order to be well capitalized under the new rule, we must maintain a common equity Tier 1 capital ratio, Tier 1 capital ratio, and total capital ratio of greater than or equal to 6.5%, 8% and 10%, respectively.
Because we had less than $15 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.
The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions fully phased in on January 1, 2019. Based on our assessment of the Basel III Capital Rules, we do not believe they will have a material impact on the Company or our Bank. We believe we will meet the capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis when we commence filing 2015 reports with the FDIC and OCC. Regulators may change capital and liquidity requirements including previous interpretations of practices related to risk weights that could require an increase to the allocation of capital to assets held by our bank, and they could require banks to make retroactive adjustments to financial statements to reflect such changes.

Liquidity Requirements.    The Basel III proposal included a liquidity framework that would require banks and bank holding companies to measure their liquidity against specific liquidity tests. U.S. bank regulators in September 2014 issued a final rule implementing the Basel III liquidity framework for certain U.S. banks - generally those that have more than $50 billion of assets or whose primary federal banking regulator determines compliance with the liquidity framework is appropriate based on the organization's size, level of complexity, risk profile, scope of operations, U.S. or non-U.S. affiliations, or risk to the financial system. One of the liquidity tests included in the new rule, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements are predicted to encourage the covered banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets, and also to increase the use of long-term debt as a funding source. Regulators may change capital and liquidity requirements including previous interpretations of practices related to risk weights that could require an increase to the allocation of capital to assets held by our bank, and they could require banks to make retroactive adjustments to financial statements to reflect such changes.
Restrictions on Dividends and Repurchases.    The sole source of funding of our parent company financial obligations has consisted of proceeds of capital markets transactions and cash payments from our bank for debt service and dividend payments with respect to our bank's preferred stock issued to the Company. We may in the future seek to rely upon receipt of dividends paid by our bank to meet our financial obligations. Our bank is subject to statutory dividend restrictions. Under such restrictions, national banks may not, without the prior approval of the OCC, declare dividends in excess of the sum of the current year’s net profits plus the retained net profits from the prior two years, less any required transfers to surplus. The Basel III Capital Rules, effective for us on January 1, 2015, further limit the amount of dividends that may be paid by our bank. In addition, under the FDICIA, our bank may not pay any dividend if payment would cause it to become undercapitalized or if it is undercapitalized.
Stress Testing.    Pursuant to the Dodd-Frank Act and regulations published by the Federal Reserve and OCC in October 2012, institutions with average total consolidated assets greater than $10 billion are required to conduct an annual “stress test” of capital and consolidated earnings and losses under a base case and at least two stress scenarios provided by bank regulatory agencies. We became subject to this requirement in 2014 and have developed dedicated staffing, economic models, policies and procedures to implement stress testing with respect to data as of September 30, 2014, using scenarios released by the agencies in November 2014. The results of our stress testing must be reported to the agencies in March 2015. Public disclosure of our summary stress test results will be made in June 2015. Results of stress test calculations are anticipated to become an important factor considered by banking regulators in evaluating a range of banking practices.
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
We are subject to restrictions on extensions of credit to executive officers, directors, principal stockholders and their related interests. These restrictions are contained in the Federal Reserve Act and Federal Reserve Regulation O and apply to all insured institutions as well as their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such loans can be made. There is also an aggregate limitation on all loans to insiders and their related interests, which cannot exceed the institution’s total unimpaired capital and surplus, unless the FDIC determines that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. Additional restrictions on transactions with affiliates and insiders are discussed in the Dodd-Frank Act section.

Gramm-Leach-Bliley Financial Modernization Act of 1999 ("Gramm-Leach Bliley Act").    The Gramm-Leach-Bliley Act:

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
The Volcker Rule.    The Dodd-Frank Act amended the BHCA to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading in designated types of financial instruments and investing in and sponsoring certain unregistered investment companies. This statutory provision, commonly known as the “Volcker Rule,” defines unregistered investment companies as hedge funds and private equity funds. In December 2013, federal regulators finalized rules to implement the Volcker Rule. The final rule is highly complex, and many aspects of its application remain uncertain. We do not currently anticipate that the Volcker Rule will have a material effect on our operations since we do not engage in the businesses prohibited by the Volcker Rule. Unanticipated effects of the Volcker Rule’s provisions or future interpretations may have an adverse effect on our business or services provided to our bank by other financial institutions.
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

Limits on Compensation.    The Federal Reserve, OCC and FDIC in 2010 issued comprehensive final guidance on incentive compensation policies for executive management of banks and bank holding companies. This guidance was intended to ensure that the incentive compensation policies of banking organizations do not undermine their safety and soundness by encouraging excessive risk-taking. The objective of the guidance is to assure that incentive compensation arrangements (i) provide incentives that do not encourage excessive risk-taking, (ii) are compatible with effective internal controls and risk management and (iii) are supported by strong corporate governance, including oversight by the board of directors.
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
The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. Amendments to the FDIA also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s deposit insurance fund (“DIF”) are calculated. The assessment base now consists of average consolidated total assets less average tangible equity. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. These changes contributed to an increase in the FDIC deposit insurance premiums paid by us in 2014 and may contribute to increasing and less predictable deposit insurance expense in future years.
The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.
The Dodd-Frank Act may create risks of “secondary actor liability” for lenders that provide financing to entities offering financial products to consumers. We may incur compliance and other costs in connection with administration of credit extended to entities engaged in activities covered by the Dodd-Frank Act.
The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that affect most U.S. publicly traded companies, including ours. The Dodd-Frank Act (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers; (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials; (5) prohibits uninstructed broker votes on election of directors, executive compensation matters (including say on pay advisory votes), and other significant matters, and (6) requires disclosures regarding board leadership structure.
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
Risk Factors Associated With Our Business
We must effectively manage our credit risk.    The risk of non-payment of loans is inherent in commercial banking. Increased credit risk may result from several factors, including adverse changes in local, U.S. and global economic and industry conditions, declines in the value of collateral, concentrations of credit associated with specific loan categories, industries or collateral types and risks related to individual borrowers. We rely heavily on information provided by third parties when originating and monitoring loans. If this information is intentionally or negligently misrepresented and we do not detect such misrepresentations, the credit risk associated with the transaction may be increased. Although we attempt to manage our credit risk by carefully monitoring the concentration of our loans within specific loan categories and industries and through prudent loan approval and monitoring practices in all categories of our lending, we cannot assure you that our approval and monitoring procedures will reduce these lending risks. If our credit administration personnel, policies and procedures are not able to adequately adapt to changes in economic or other conditions that affect customers and the quality of the loan portfolio, we may incur increased losses that could adversely affect our financial results.
A significant portion of our assets consists of commercial loans. We generally invest a greater proportion of our assets in commercial loans to business customers than other banking institutions of our size, and our business plan calls for continued efforts to increase our assets invested in these loans. At December 31, 2014, approximately 41% of our loan portfolio was comprised of commercial loans. Commercial loans may involve a higher degree of credit risk than other types of loans due, in part, to their larger average size, the effects of changing economic conditions on the businesses of our commercial loan customers, the dependence of borrowers on operating cash flow to service debt and our reliance upon collateral which may not be readily marketable. Due to the proportion of these commercial loans in our portfolio and because the balances of these loans are, on average, larger than other categories of loans, losses incurred on a relatively small number of commercial loans could have a materially adverse impact on our results of operations and financial condition.
A significant portion of our loans are secured by commercial and residential real estate. At December 31, 2014, approximately 30% of our loan portfolio was comprised of loans with real estate as the primary component of collateral. Our real estate lending activities, and our exposure to fluctuations in real estate collateral values, are significant and expected to increase as our assets increase. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of real estate serving as collateral for our loans declines materially, a significant part of our loan portfolio could become under-collateralized and losses incurred upon borrower defaults would increase. Conditions in certain segments of the real estate industry, including homebuilding, lot development and mortgage lending, may have an effect on values of real estate pledged as collateral for our loans. The inability of purchasers of real estate, including residential real estate, to obtain financing may weaken the financial condition of our borrowers who are dependent on the sale or refinancing of property to repay their loans. Changes in the economic health of certain industries can have a significant impact on other sectors or industries which are both directly and indirectly associated with the industry.
Our business is concentrated in Texas; Energy industry exposure. A substantial majority of our customers are located in Texas. As a result, our financial condition and results of operations may be strongly affected by any prolonged period of economic recession or other adverse business, economic or regulatory conditions affecting Texas businesses and financial institutions. While Texas is a more diversified economy than it was in the 1980’s, the energy sector continues to be an important part of the Texas economy. Approximately 7% of our total loans at December 31, 2014, were to borrowers engaged in exploration and production, transportation and processing of oil and natural gas and companies providing oilfield and related energy industry services. These businesses can be significantly affected by volatility in oil and natural gas prices and material declines in the level of drilling and production activity in Texas and in other areas of the United States. Adverse developments in the energy sector can have significant spillover effects on the Texas economy, including commercial and residential real estate values and the general level of economic activity. We are carefully monitoring the impact of the recent significant declines in oil and natural gas prices and drilling activity on our loan portfolio, and have reflected these events in the determination of our allowance for loan and lease losses as of December 31, 2014. There is no assurance that we will not be adversely impacted by the direct and indirect effects of current and future conditions in the energy industry in Texas and nationally.
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
We must maintain an adequate allowance for loan losses. Our experience in the banking industry indicates that some portion of our loans will become delinquent, and some may only be partially repaid or may never be repaid at all. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense each quarter, that is consistent with management’s assessment of the collectability of the loan portfolio in light of the amount of loans committed and outstanding and current economic conditions and market trends. When specific loan losses are identified, the amount of the expected loss is removed, or charged-off, from the allowance. Our methodology for establishing the adequacy of the allowance for loan losses depends on our subjective application of risk grades as indicators of each borrower’s ability to repay specific loans, together with our assessment of how actual or projected changes in competitor underwriting practices, competition for borrowers and depositors and other conditions in our markets are likely to impact improvement or deterioration in the collectability of our loans as compared to our historical experience.
Our business model makes our bank more vulnerable to changes in underlying business credit quality than other banks with which we compete. We have a substantially larger percentage of commercial, real estate and other categories of loans relative to total assets than most other banks in our market. We have a substantially smaller portion of securities and other earning assets categories that can be less vulnerable to changes in local, regional or industry-specific economic trends, causing our potential for credit losses to be more severe than other banks. Our business model has focused on growth in various loan categories that can be more sensitive to changes in the economic trends. We believe our ability to maintain above-peer rates of growth in commercial loans is dependent on maintaining above-peer credit quality metrics. The failure to do so would have a material adverse impact on our growth and profitability.
If our assessment of future losses is inaccurate, or economic and market conditions or our borrower’s financial performance experience material unanticipated changes, the allowance may become inadequate, requiring larger provisions for loan losses that can materially decrease our earnings. Certain of our loans individually represent a significant percentage of our total allowance for loan losses. Adverse collection experience in a relatively small number of these loans could require an increase in the provision for loan losses. Federal regulators periodically review our allowance for loan losses and, based on their judgments, which may be different than ours, may require us to change classifications or grades of loans, increase the allowance for loan losses and recognize further loan charge-offs. Any increase in the allowance for loan losses or in the amount of loan charge-offs required by these regulatory agencies could have a negative effect on our results of operations and financial condition.
We must effectively manage our interest rate risk. Our profitability is dependent to a large extent on our net interest income, which is the difference between the interest income paid to us on our loans and investments and the interest we pay to third parties such as our depositors, lenders and debtholders. Changes in interest rates can impact our profits and the fair values of certain of our assets and liabilities. We have experienced a prolonged period of unusually low interest rates, which have had an adverse effect on our earnings by reducing yields on loans and other earning assets. A continued low rate environment will continue to place downward pressure on our net interest income. Increases in market interest rates may reduce our customers' desire to borrow money from us or adversely affect their ability to repay their outstanding loans by increasing their debt service obligations through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to pay their loans is impaired by increasing interest payment obligations, our level of non-performing assets would increase, producing an adverse effect on operating results.
Increases in interest rates and economic conditions affecting consumer demand for housing can have a material impact on the volume of mortgage originations and refinancings, adversely affecting the profitability of our mortgage finance business. Interest rate risk can also result from mismatches between the dollar amounts of repricing or maturing assets and liabilities and from mismatches in the timing and rates at which our assets and liabilities reprice. We actively monitor and manage the balances of our maturing and repricing assets and liabilities to reduce the adverse impact of changes in interest rates, but there can be no assurance that we will be able to avoid material adverse effects on our net interest margin in all market conditions.
Federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed in 2011 by the Dodd-Frank Act. This change has had limited impact to date due to the excess of commercial liquidity and the low interest rate environment in recent years. There can be no assurance that we will not be materially adversely affected in the future if economic activity increases and interest rates rise, which may result in our interest expense increasing, with a commensurate effect on our net interest income, if we must offer interest on demand deposits to attract or retain customer deposits.
We must effectively execute our business strategy in order to continue our asset and earnings growth. Our core strategy is to develop our business principally through organic growth. Our prospects for continued growth must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to realize significant growth. In order to execute our growth strategy successfully, we must, among other things:

•	continue to identify and expand into suitable markets and lines of business, in Texas, regionally and nationally;

•	develop new products and services and execute our full range of products and services more efficiently and effectively;

•	attract and retain qualified bankers in each of our targeted markets to build our customer base;

•	respond to market opportunities promptly and nimbly while balancing the demands of risk management and compliance with regulatory requirements;

•	expand our loan portfolio while maintaining credit quality;

•	attract sufficient deposits and capital to fund our anticipated loan growth and satisfy regulatory requirements;

•	control expenses; and

•	acquire and maintain sufficient qualified staffing and information technology and operational infrastructure to support growth and compliance with increasing and changing regulatory requirements.
Failure to effectively execute our business strategy could have a material adverse effect on our business, future prospects, financial condition or results of operations. Our past achievement of safe and sound balance sheet growth, even during difficult years such as the period of 2008-2010, provides no assurance of comparable future success.
We must be effective in developing and executing new lines of business and new products and services while managing associated risks. Our business strategy requires that we develop and grow new lines of business and offer new products and services within existing lines of business in order to compete successfully and realize our growth objectives for both loans and deposits to fund them. Substantial costs, risks and uncertainties are associated with these efforts, particularly in instances where the markets are not fully developed. Developing and marketing new activities requires that we invest significant time and resources before revenues and profits can be realized. Timetables for the development and launch of new activities may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, receipt of necessary licenses or permits, competitive alternatives and shifting market preferences, may also adversely impact the successful execution of new activities. New activities necessarily entail additional risks and may present additional risks to the effectiveness of our system of internal controls. All service offerings, including current offerings and new activities, may become more risky due to changes in economic, competitive and market conditions beyond our control. Our regulators could determine that our risk management practices are not adequate and take action to restrain our growth. Failure to successfully manage these risks, generally and to the satisfaction of our regulators, in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.
Our growth plans are dependent on the availability of capital and funding. Our historical ability to raise capital through the sale of capital stock and debt securities may be affected by economic and market conditions or regulatory changes that are beyond our control. Adverse changes in our operating performance or financial condition could make raising additional capital difficult or more expensive or limit our access to customary sources of funding, including inter-bank borrowings, repurchase agreements and borrowings from the Federal Reserve Bank or the Federal Home Loan Bank. Unexpected changes in requirements for regulatory capital resulting from regulatory actions or the results of our Dodd-Frank Act stress testing could require us to raise capital at a time, and at a price, that might be unfavorable, or require that we forego continuing growth or shrink our balance sheet. We cannot offer assurance that sufficient capital and funding will be available to us in the future, in needed amounts, upon acceptable terms or at all. Our efforts to raise capital could require the issuance of securities at times and with maturities, conditions and rates that are disadvantageous, and which could have a dilutive impact on our current stockholders. Factors that could adversely affect our ability to raise additional capital include conditions in the capital markets, our financial performance, regulatory actions and general economic conditions. Increases in our cost of capital, including increased interest or dividend requirements, could have a direct adverse impact on our operating performance and our ability to achieve our growth objectives. Trust preferred securities are no longer viable as a source of new long-term debt capital as a result of regulatory changes. The treatment of our existing trust preferred securities as capital may be subject to further regulatory change prior to their maturity, which could require the Company to seek additional capital.
We must effectively manage our liquidity risk. Our bank requires available funds (liquidity) to meet its deposit, debt and other obligations as they come due, borrower requests to draw on committed credit facilities as well as unexpected demands for cash payments. While we are not subject to Basel III liquidity regulations, the adequacy of our liquidity is a matter of regulatory interest given the significant portion of our balance sheet represented by loans as opposed to securities and other more marketable investments. Our bank’s principal source of funding consists of customer deposits. A substantial majority of our bank’s liabilities consist of demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice. By comparison, a substantial portion of our assets are loans, most of which, excluding our mortgage finance loans, cannot be collected or sold in so short a time frame, creating the potential for an imbalance in the availability of liquid assets to satisfy depositors and loan funding requirements.
We hold smaller balances of marketable securities than many of our competitors, limiting our ability to increase our liquidity by completing market sales of these assets. An inability to raise funds through deposits, borrowings, the sale of securities and loans and other sources, including our access to capital market transactions, could have a substantial negative effect on our bank’s liquidity. We actively manage our available sources of funds to meet our expected needs under normal and financially stressed conditions, but there is no assurance that our bank will be able to make new loans, meet ongoing funding commitments to borrowers and replace maturing deposits and advances as necessary under all possible circumstances. Our bank’s ability to obtain funding could be impaired by factors beyond its control, such as disruptions in financial markets, negative expectations regarding the financial services industry generally or in our markets or negative perceptions of our bank.
Our mortgage finance business has experienced, and will likely continue to experience, highly variable usage of our funding capacity resulting from seasonal demands for credit, surges in consumer demand driven by changes in interest rates and month-end “spikes” of residential mortgage closings. We have responded to these variable funding demands by, among other things, increasing the extent of participations sold in our mortgage loan interests and by opening an expanded borrowing relationship with the Federal Home Loan Bank in the fourth quarter of 2014. Our mortgage finance customers have in recent periods provided significant low-cost deposit balances associated with the borrower escrow accounts created at the time certain mortgage loans are funded, which have benefitted our liquidity and net interest margin. Individual escrow account balances also experience significant variability during the year as ad valorem taxes and insurance premiums are paid periodically. While the short average holding period of our mortgage interests of approximately 20 days will allow us, if necessitated by a funding shortfall, to rapidly decrease the size of the portfolio and its associated funding requirements, any such action might significantly damage business relationships important to that business.
Our bank sources a significant volume of its demand deposits from financial services companies, mortgage finance customers and other commercial sources, resulting in a larger percentage of larger deposits and a smaller number of sources of deposits than would be typical of other banks in our markets. In recent periods over half of our total deposits have been attributable to customers whose balances exceed the $250,000 FDIC insurance limit. Many of these customers actively monitor our financial condition and results of operations and could withdraw their deposits quickly upon the occurrence of a material adverse development affecting our bank. One potential source of liquidity for our bank consists of “brokered deposits” arranged by brokers acting as intermediaries, typically larger money-center financial institutions. We receive deposits provided by certain of our customers in connection with our delivery of other financial services to them or their customers which are subject to the regulatory classification of “brokered deposits” even though we consider these to be relationship deposits and they are not subject to the typical risks or market pricing associated with conventional brokered deposits.
If we do not maintain our regulatory capital above the level required to be well capitalized we would be required to obtain FDIC consent for us to continue to accept deposits classified as brokered deposits and there can be no assurance that the FDIC would consent under any circumstances. We could be required to suspend or eliminate deposit gathering from any source classified as “brokered” deposits. The FDIC can change the definition of or extend the classification to deposits not currently classified as brokered deposits. These non-traditional deposits are subject to greater operational and reputational risk of unexpected withdrawal than traditional demand and time deposits, particularly those provided by consumers. A significant decrease in our balances of brokered deposits could have a material adverse effect upon our financial condition and results of operations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations below for further discussion of our liquidity.
We must continue to attract, retain and develop key personnel. Our success depends to a significant extent upon our ability to attract and retain experienced bankers in each of our markets as well as managers with the operational skills to build and maintain the infrastructure and controls required to support continuing loan growth. Competition for the best people in our industry can be intense, and there is no assurance that we will continue to have the same level of success in this effort that has supported our historical results. Factors that affect our ability to attract and retain key employees include our compensation and benefits programs, our profitability, our reputation for rewarding and promoting qualified employees and market competition for employees with certain skills, including information systems development and security. The cost of employee compensation is a significant portion of our operating expenses and can materially impact our results of operations. The unanticipated loss of the services of key personnel could have an adverse effect on our business. Although we have entered into employment agreements with certain key employees, we cannot assure you that we will be successful in retaining them.

We must effectively manage our information systems risk. We rely heavily on our communications and information systems to conduct our business. The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. Our ability to compete successfully depends in part upon our ability to use technology to provide products and services that will satisfy customer demands. Many of our competitors invest substantially greater resources in technological capabilities than we do. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers, which may negatively affect our business, results of operations or financial condition.
Our communications and information systems remain vulnerable to unexpected disruptions, failures and cyber attacks. The frequency and intensity of such attacks in our industry is escalating. Any failure or interruption of these systems could impair our ability to serve our customers and to operate our business and could damage our reputation, result in a loss of business, subject us to additional regulatory scrutiny or enforcement or expose us to civil litigation and possible financial liability. While we have developed extensive recovery plans, we cannot assure that those plans will be effective to prevent adverse effects upon us and our customers resulting from system failures.
We collect and store sensitive data, including personally identifiable information of our customers and employees. Computer break-ins of our systems or our customers’ systems, thefts of data and other breaches and criminal activity may result in significant costs to respond, liability for customer losses if we are at fault, damage to our customer relationships, regulatory scrutiny and enforcement and loss of future business opportunities due to reputational damage. Although we, with the help of third-party service providers, will continue to implement security technology and establish operational procedures to protect sensitive data, there can be no assurance that these measures will be effective. We advise and provide training to our customers regarding protection of their systems, but there is no assurance that our advice and training will be appropriately acted upon by our customers or effective to prevent losses. In some cases we may elect to contribute to the cost of responding to cybercrime against our customers, even when we are not at fault, in order to maintain valuable customer relationships. Successful cyber-attacks on our Bank or customers may affect the reputation of our bank, and failure to meet customer expectations could have a material impact on our ability to attract and retain deposits as a primary source of funding.
Our operations rely on external vendors. We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations, particularly in the areas of operations, treasury management systems, information technology and security, exposing us to the risk that these vendors will not perform as required by our agreements. An external vendor’s failure to perform in accordance with our agreement could be disruptive to our operations, which could have a material adverse impact on our business, financial condition and results of operations, as well as cause reputation damage if our customers are affected by the failure. External vendors who must have access to our information systems in order to provide their services have been identified as significant sources of information technology security risk. While we have implemented an active program of oversight to address this risk, there can be no assurance that we will not experience material security breaches associated with our vendors.
Our business faces unpredictable economic and business conditions. Our business is directly impacted by general economic and business conditions in Texas, the United States and abroad. The credit quality of our loan portfolio necessarily reflects, among other things, the general economic conditions in the areas in which we conduct our business. Our continued financial success can be affected by other factors that are beyond our control, including:

•	national, regional and local economic conditions;

•	general economic consequences of international conditions, such as weakness in European sovereign debt and foreign currencies and the impact of that weakness on the US and global economies;

•	legislative and regulatory changes impacting our industry;

•	the financial health of our customers and economic conditions affecting them and the value of our collateral, including changes in the price of energy and other commodities;

•	the incidence of fraud, illegal payments, security breaches and other illegal acts among or impacting our bank and our customers;

•	structural changes in the markets for origination, sale and servicing of residential mortgages;

•	changes in governmental economic and regulatory policies generally, including the extent and timing of intervention in credit markets by the Federal Reserve Board or withdrawal from that intervention;

•	changes in the availability of liquidity at a systemic level; and

•	material inflation or deflation.
Substantial deterioration in any of the foregoing conditions can have a material adverse effect on our prospects and our results of operations and financial condition. There is no assurance that we will be able to sustain our historical rate of growth or our profitability. Our bank's customer base is primarily commercial in nature, and our bank does not have a significant retail branch network or retail consumer deposit base. In periods of economic downturn, business and commercial deposits may be more volatile than traditional retail consumer deposits. As a result, our financial condition and results of operations could be adversely affected to a greater degree by these uncertainties than our competitors who have a larger retail customer base.
We compete with many banks and other financial service providers. Competition among providers of financial services in our markets, in Texas, regionally and nationally, is intense. We compete with other financial and bank holding companies, state and national commercial banks, savings and loan associations, consumer finance companies, credit unions, securities brokerages, insurance companies, mortgage banking companies, money market mutual funds, asset-based non-bank lenders, government sponsored or subsidized lenders and other financial services providers. Many of these competitors have substantially greater financial resources, lending limits and technological resources and larger branch networks than we do, and are able to offer a broader range of products and services than we can, including systems and services that could protect customers from cyber threats. Many competitors offer lower interest rates and more liberal loan terms that appeal to borrowers but adversely affect net interest margin and assurance of repayment. We are increasingly faced with competition in many of our products and services by non-bank providers who may have competitive advantages of size, access to potential customers and fewer regulatory requirements. Failure to compete effectively for deposit, loan and other banking customers in our markets could cause us to lose market share, slow or reverse our growth rate or suffer adverse effects on our financial condition and results of operations.
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
Our business is susceptible to fraud. Our business exposes us to fraud risk from our loan and deposit customers, the parties they do business with, as well as from our employees, contractors and vendors. We rely on financial and other data from new and existing customers which could turn out to be fraudulent when accepting such customers, executing their financial transactions and making and purchasing loans and other financial assets. In times of increased economic stress we are at increased risk of fraud losses. We believe we have underwriting and operational controls in place to prevent or detect such fraud, but we cannot provide assurance that these controls will be effective in detecting fraud or that we will not experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect our financial results or reputation. Our lending customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans.
We are subject to extensive government regulation and supervision. We, as a bank holding company and financial holding company, and our bank as a national bank, are subject to extensive federal and state regulation and supervision that impacts our business on a daily basis. See the discussion above at Business - Regulation and Supervision. These regulations affect our lending practices, permissible products and services and their terms and conditions, customer relationships, capital structure, investment practices, accounting, financial reporting, operations and our ability to grow, among other things. These regulations also impose obligations to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identities of our customers.
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
We receive inquiries from our regulators from time to time regarding, among other things, lending practices, reserve methodology, compliance with ever-changing regulations and interpretations, interest rate, liquidity and operational risk management, regulatory and financial accounting practices and policies and related matters, which can divert management’s time and attention from focusing on our business. We became subject to additional regulatory requirements commencing in 2013 as a result of our assets exceeding $10 billion and have increased the amount of management time and expense devoted to developing the infrastructure to support our expanding compliance obligations. We are actively engaged in responding to stress testing requirements contained in the Dodd-Frank Act to evaluate the adequacy of our capital and liquidity planning. Uncertainties regarding how the financial models of our business created pursuant to this requirement will respond to the regulatory scenarios issued in late 2014, and how our regulators will evaluate our report of the results obtained, subject us to increased regulatory risk in 2015 and future years as this new activity is implemented. Any change to our practices or policies requested or required by our regulators, or any changes in interpretation of regulatory policy applicable to our businesses, may have a material adverse effect on our business, results of operations or financial condition. We increased our capital and liquidity and expanded our regulatory compliance staffing and systems during 2014 in order to assure that we continue to satisfy regulatory expectations for high-growth institutions, which reduced our net interest margin and earnings in 2014.  There is no assurance that our financial performance in 2015 and future years will not be similarly burdened.
We expend substantial effort and incur costs to continually improve our systems, controls, accounting, operations, information security, compliance, audit effectiveness, analytical capabilities, staffing and training in order to satisfy regulatory requirements. We cannot offer assurance that these efforts will be accepted by our regulators as satisfying the legal and regulatory requirements applicable to us. Failure to comply with relevant laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.
The FDIC has imposed higher general and special assessments on deposits or assets based on general industry conditions and as a result of changes in specific programs, as well as qualitative adjustments for individual institutions based on their risk characteristics which cannot be predicted with any certainty. There is no restriction on the amount by which the FDIC may increase deposit and asset assessments in the future. Increases in FDIC assessments, fees and taxes have adversely affected our earnings in 2014 and may continue to do so in the future.
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
We must maintain adequate regulatory capital to support our business objectives. Under regulatory capital adequacy guidelines and other regulatory requirements, we must satisfy capital requirements based upon quantitative measures of assets, liabilities and certain off-balance sheet items. Our satisfaction of these requirements is subject to qualitative judgments by regulators that may differ materially from management’s and that are subject to being determined retroactively for prior periods. Our ability to maintain our status as a financial holding company and to continue to operate our bank as we have in recent periods is dependent upon a number of factors, including our bank qualifying as “well capitalized” and “well managed” under applicable prompt corrective action regulations and upon our company qualifying on an ongoing basis as “well capitalized” and “well managed” under applicable Federal Reserve regulations.
Failure to meet regulatory capital standards could have a material adverse effect on our business, including damaging the confidence of customers in us, adversely impacting our reputation with respect to competitive position and retention of key people, limiting our ability to use brokered deposits, limiting our access to the Federal Reserve discount window and advances from the Federal Home Loan Bank, limiting our access to capital markets transactions, limiting our ability to pursue new activities and resulting in higher FDIC assessments on deposits or assets. If we fall below guidelines for being deemed “adequately capitalized” the OCC or Federal Reserve could impose further restrictions and requirements in order to effect “prompt corrective action.” The capital requirements applicable to us are in a process of continuous evaluation and revision in connection with Basel III and the requirements of the Dodd-Frank Act. We cannot predict the final form, or the effects, of these regulations on our business, but among the possible effects are requirements that we slow our rate of growth or obtain additional capital which could reduce our earnings or dilute our existing stockholders.

We are dependent on funds obtained from capital transactions or from our bank to fund our obligations. We are a financial holding company engaged in the business of managing, controlling and operating our bank. We conduct no material business or other activity at the parent company level other than activities incidental to holding equity and debt investments in our bank. As a result, we rely on the proceeds of capital transactions, payments of interest and principal on loans made to our bank and dividends on preferred stock issued by our bank to pay our operating expenses, to satisfy our obligations to debtholders and to pay dividends on our preferred stock. Our bank’s ability to pay dividends may be limited. The profitability of our bank is subject to fluctuation based upon, among other things, the cost and availability of funds, changes in interest rates and economic conditions in general. Our bank’s ability to pay dividends to us is subject to regulatory limitations that can, under certain adverse circumstances, prohibit the payment of dividends to us. Our right to participate in any distribution from the sale or liquidation of our bank is subject to the prior claims of our bank’s creditors.
If we are unable to access funds from capital transactions, or dividends or interest on loan payments from our bank, we may be unable to satisfy our obligations to creditors or debtholders or pay dividends on our preferred stock. Changes in our bank’s operating results or capital requirements could require us to convert subordinated notes or preferred stock of our bank held by us into common equity, reducing our cash flow available to meet obligations.
We are subject to environmental liability risk associated with lending activities. A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. There is a risk that hazardous or toxic substances could be found on these properties, and that we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property's value by limiting our ability to use or sell it. Although we have policies and procedures requiring environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations. Future laws or regulations or more stringent interpretations or enforcement policies with respect to existing laws and regulations may increase our exposure to environmental liability.
Severe weather, earthquakes, other natural disasters, pandemics, acts of war or terrorism and other external events could significantly impact our business. Severe weather, earthquakes, other natural disasters, pandemics, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Hurricanes have caused extensive flooding and destruction along the coastal areas of Texas, including communities where we conduct business. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.
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
Claims and legal actions may result in significant legal costs to defend us or assert our rights and reputational damage that adversely affects existing and future customer relationships. If claims and legal actions are not resolved in a manner favorable to us we may suffer significant financial liability or adverse effects upon our reputation, which could have a material adverse effect on our business, financial condition and results of operations. See Legal Proceedings below for additional disclosures regarding legal proceedings.
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
Risks Relating to Our Securities
Our stock price can be volatile. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly and annual results of operations;

•	changes in recommendations by securities analysts;

•	changes in composition and perceptions of the investors who own our stock and other securities;

•	changes in ratings from national rating agencies on publicly or privately owned debt securities;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry, including regulatory actions against other financial institutions;

•	actual or expected economic conditions that are perceived to affect our company such as changes in commodity prices, real estate values or interest rates;

•	perceptions in the marketplace regarding us and/or our competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	changes in government regulations and interpretation of those regulations, changes in our practices requested or required by regulators and changes in regulatory enforcement focus; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.
General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results as evidenced by the recent volatility and disruption of capital and credit markets.
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
The holders of our indebtedness and preferred stock have rights that are senior to those of our common shareholders. As of December 31, 2014, we had $111.0 million in subordinated notes and $113.4 million in junior subordinated notes outstanding that are held by statutory trusts which issued trust preferred securities to investors. At December 31, 2014 our bank had $175.0 million in subordinated notes outstanding. Payments of the principal and interest on our trust preferred securities are conditionally guaranteed by us to the extent not paid by each trust, provided the trust has funds available for such obligations.
Our subordinated notes and junior subordinated notes are senior to our shares of preferred stock and common stock in right of payment of dividends and other distributions. We must be current on interest and principal payments on our indebtedness before any dividends can be paid on our preferred stock or our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our indebtedness must be satisfied before any distributions can be made to our preferred or common shareholders. If certain conditions are met, we have the right to defer interest payments on the junior subordinated debentures (and the related trust preferred securities) at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period, during which time no dividends may be paid to holders of our preferred stock or common stock. Because our bank’s subordinated notes are obligations of the bank, they would in any sale or liquidation of our bank receive payment before any amounts would be payable to holders of our common stock, preferred stock or subordinated notes.
At December 31, 2014, we had issued and outstanding 6 million shares of our 6.50% Non-Cumulative Perpetual Preferred Stock, Series, A, having an aggregate liquidation preference of $150.0 million. Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. We must be current on dividends payable to holders of preferred stock before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common shareholders.

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
Anti-takeover provisions of our certificate of incorporation, bylaws and Delaware law may make it more difficult for you to receive a change in control premium. Certain provisions of our certificate of incorporation and bylaws could make a merger, tender offer or proxy contest more difficult, even if such events were perceived by many of our stockholders as beneficial to their interests. These provisions include advance notice for nominations of directors and stockholders' proposals, and authority to issue “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law which, in general, prevents an interested stockholder, defined generally as a person owning 15% or more of a corporation's outstanding voting stock, from engaging in a business combination with our company for three years following the date that person became an interested stockholder unless certain specified conditions are satisfied.
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
As of December 31, 2014, we conducted business at twelve full service banking locations and one operations center. Our operations center houses our loan and deposit operations and the customer service call center. We lease the space in which our banking centers and the operations call center are located. These leases expire between January 2018 and February 2025, not including any renewal options that may be available.
The following table sets forth the location of our executive offices, operations center and each of our banking centers.

Type of Location	Address
Executive offices, banking location	2000 McKinney Avenue
Banking Center — Suite 190 Executive Offices — Suite 700
Dallas, Texas 75201

Operations center, banking location	2350 Lakeside Drive Banking Center — Suite 105
Operations Center — Suite 800
Richardson, Texas 75082

Banking location	14131 Midway Road
Suite 100
Addison, Texas 75001

Banking location	5910 North Central Expressway
Suite 150
Dallas, Texas 75206

Banking location	5800 Granite Parkway
Suite 150
Plano, Texas 75024

Executive offices, banking location	300 Throckmorton
Banking center — Suite 100 Executive offices — Suite 200
Fort Worth, Texas 76102

Executive offices, banking location	98 San Jacinto Boulevard Banking center — Suite 150 Executive offices — Suite 200
Austin, Texas 78701

Banking location	Westlake Hills
3818 Bee Caves Road
Austin, Texas 78746

Executive offices, banking location	745 East Mulberry Street
Banking center — Suite 150 Executive offices — Suite 350
San Antonio, Texas 78212

Banking location	7373 Broadway
Suite 100
San Antonio, Texas 78209

Executive offices, banking location	One Riverway
Banking center — Suite 150 Executive offices — Suite 2100
Houston, Texas 77056

Banking location	Westway II
4424 West Sam Houston Parkway N.
Suite 170
Houston, TX 77041

Executive offices	Kempwood
2930 West Sam Houston Parkway North
Executive offices — Suite 300
Houston, Texas 77056

ITEM 3.	LEGAL PROCEEDINGS
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
Our common stock is traded on The Nasdaq Global Select Market under the symbol “TCBI”. On February 17, 2015, there were approximately 224 holders of record of our common stock.
No cash dividends have ever been paid by us on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our principal source of funds to pay cash dividends on our common stock would be cash dividends from our bank. The payment of dividends by our bank is subject to certain restrictions imposed by federal banking laws, regulations and authorities.
The following table presents the range of high and low bid prices reported on The Nasdaq Global Select Market for each of the four quarters of 2013 and 2014.

	Price Per Share
Quarter Ended	High	Low
March 31, 2013	$47.39	$39.87
June 30, 2013	45.22	36.75
September 30, 2013	50.15	43.43
December 31, 2013	62.25	44.53
March 31, 2014	67.08	56.45
June 30, 2014	66.62	50.76
September 30, 2014	60.74	49.90
December 31, 2014	62.07	51.58
Equity Compensation Plan Information
The following table presents certain information regarding our equity compensation plans as of December 31, 2014.

Plan category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	434,336	$34.23	224,775
Equity compensation plans not approved by security holders	—	—	—
Total	434,336	$34.23	224,775

Stock Performance Graph
The following table and graph sets forth the cumulative total stockholder return for the Company’s common stock for the five-year period ending on December 31, 2014, compared to an overall stock market index (Russell 2000 Index) and the Company’s peer group index (Nasdaq Bank Index). The Russell 2000 Index and Nasdaq Bank Index are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2009. The performance graph represents past performance and should not be considered to be an indication of future performance.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Texas Capital
Bancshares, Inc.	$100.00	$152.87	$219.27	$321.06	$445.56	$389.18
Russell 2000
Index (RTY)	100.00	125.06	118.60	136.01	185.56	192.62
Nasdaq Bank
Index (CBNK)	100.00	111.16	97.68	113.32	156.32	161.05

Source: Bloomberg

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
You should read the selected financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	At or For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share, average share and percentage data)
Consolidated Operating Data(1)
Interest income	$514,547	$444,625	$398,457	$321,600	$279,810
Interest expense	37,582	25,112	21,578	18,663	38,136
Net interest income	476,965	419,513	376,879	302,937	241,674
Provision for credit losses	22,000	19,000	11,500	28,500	53,500
Net interest income after provision for credit losses	454,965	400,513	365,379	274,437	188,174
Non-interest income	42,511	44,024	43,040	32,232	32,263
Non-interest expense	285,114	256,729	219,881	188,327	163,624
Income before income taxes	212,362	187,808	188,538	118,342	56,813
Income tax expense	76,010	66,757	67,866	42,366	19,626
Net income	136,352	121,051	120,672	75,976	37,187
Preferred stock dividends	9,750	7,394	—	—	—
Net income available to common stockholders	$126,602	$113,657	$120,672	$75,976	$37,187
Consolidated Balance Sheet Data(1)
Total assets	$15,899,946	$11,720,064	$10,540,844	$8,137,618	$6,446,169
Loans held for investment	10,154,887	8,486,603	6,785,837	5,572,764	4,711,820
Loans held for investment, mortgage finance loans	4,102,125	2,784,265	3,175,272	2,080,081	1,194,209
Securities available-for-sale	41,719	63,214	100,195	143,710	185,424
Demand deposits	5,011,619	3,347,567	2,535,375	1,751,944	1,451,307
Total deposits	12,673,300	9,257,379	7,440,804	5,556,257	5,455,401
Federal funds purchased and repurchase agreements	92,676	170,604	297,115	436,050	294,701
Other borrowings	1,100,005	855,026	1,650,046	1,332,066	3,186
Subordinated notes	286,000	111,000	111,000	—	—
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406	113,406
Stockholders’ equity	1,484,190	1,096,350	836,242	616,331	528,319

	At or For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share, average share and percentage data)
Other Financial Data
Income per share
Basic	$2.93	$2.78	$3.09	$2.03	$1.02
Diluted	2.88	2.72	3.00	1.98	1.00
Tangible book value per share	28.72	22.54	20.04	15.82	14.04
Book value per share	29.17	23.06	20.53	16.36	14.30
Weighted average shares
Basic	43,236,344	40,864,225	39,046,340	37,334,743	36,627,329
Diluted	44,003,256	41,779,881	40,165,847	38,333,077	37,346,028
Selected Financial Ratios
Performance Ratios
Net interest margin	3.78%	4.22%	4.41%	4.68%	4.28%
Return on average assets	1.05%	1.17%	1.35%	1.12%	0.63%
Return on average equity	11.31%	12.82%	16.93%	13.39%	7.23%
Efficiency ratio	54.88%	55.39%	52.35%	56.15%	59.68%
Non-interest expense to average earning assets	2.26%	2.58%	2.57%	2.90%	2.88%
Asset Quality Ratios
Net charge-offs (recoveries) to average loans	0.05%	0.05%	0.07%	0.47%	0.95%
Net charge-offs (recoveries) to average loans excluding mortgage finance loans	0.07%	0.07%	0.10%	0.58%	1.14%
Reserve for loan losses to loans	0.71%	0.78%	0.75%	0.92%	1.21%
Reserve for loan losses to loans excluding mortgage finance loans	0.99%	1.03%	1.10%	1.26%	1.52%
Reserve for loan losses to non-accrual loans	2.3x	2.7x	1.3x	1.3x	.6x
Non-accrual loans to loans	0.30%	0.29%	0.56%	0.71%	1.90%
Non-accrual loans to loans excluding mortgage finance loans	0.43%	0.38%	0.82%	0.98%	2.38%
Total NPAs to loans plus OREO	0.31%	0.33%	0.72%	1.17%	2.60%
Total NPAs to loans excluding mortgage finance loans plus OREO	0.43%	0.44%	1.06%	1.61%	3.26%
Capital and Liquidity Ratios
Total capital ratio(2)	11.83%	10.73%	9.97%	9.25%	11.83%
Tier 1 capital ratio(2)	9.46%	9.15%	8.27%	8.38%	10.58%
Tier 1 leverage ratio	10.76%	10.87%	9.41%	8.78%	9.36%
Average equity/average assets	9.75%	9.68%	7.95%	8.33%	8.67%
Tangible common equity/total tangible assets(2)	8.26%	7.87%	7.73%	7.29%	7.98%
Average net loans/average deposits	111.57%	116.25%	129.97%	115.68%	105.50%

(1)
The consolidated operating data and consolidated balance sheet data presented above for the five most recent fiscal years have been derived from our audited consolidated financial statements. The historical results are not necessarily indicative of the results to be expected in any future period.

(2)
In response to FFIEC Call Report instructions issued in early April 2013, we began using a 100% risk weight for our mortgage finance loans commencing with our March 31, 2013 Form 10-Q. We were required to amend our 2012 and 2011 Call Reports for this change in risk weighting, as well as the previously reported risk-weighted capital ratios for December 31, 2012 and 2011. We were not required to amend the ratios for December 31, 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements and financial analysis contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of federal securities laws. Forward-looking statements may also be contained in our future filings with SEC, in press releases and in oral and written statements made by us or with our approval that are not statements of historical fact. Forward-looking statements describe our future plans, strategies and expectations and are based on certain assumptions. Words such as “believes”, “expects,” “estimates,” “anticipates”, “plans”, “goals”, “objectives”, “expects”, “intends”, “seeks”, “likely”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements may include, among other things, statements about our confidence in our strategies and our expectations about financial performance, market growth, market and regulatory trends and developments, acquisitions and divestitures, new technologies, services and opportunities and earnings.
Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following:

•	Deterioration of the credit quality of our loan portfolio, increased default rates and loan losses or adverse changes in the industry concentrations of our loan portfolio.

•	Developments adversely affecting our commercial, entrepreneurial and professional customers.

•
Changes in the U.S. economy in general or the Texas economy specifically resulting in deterioration of credit quality or reduced demand for credit or other financial services we offer, including declines and volatility in oil and gas prices.

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

•	The failure to attract and retain key personnel or the loss of key individuals or groups of employees.

•	Legislative and regulatory changes imposing further restrictions and costs on our business, a failure to remain well capitalized or well managed or regulatory enforcement actions against us.

•	An increase in the incidence or severity of fraud, illegal payments, security breaches and other illegal acts impacting our bank and our customers.

•	Structural changes in the markets for origination, sale and servicing of residential mortgages.

•	Increased or more effective competition from banks and other financial service providers in our markets.

•	Material failures of our accounting estimates and risk management processes based on management judgment, or the supporting analytical and forecasting models.

•	Unavailability of funds obtained from capital transactions or from our bank to fund our obligations.

•	Failures of counterparties or third party vendors to perform their obligations.

•	Failures or breaches of our information systems that are not effectively managed.

•	Severe weather, natural disasters, acts of war or terrorism and other external events.

•
Incurrence of material costs and liabilities associated with legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving us or our bank.

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
Overview of Our Business Operations
We commenced our banking operations in December 1998. An important aspect of our growth strategy has been our ability to service and manage effectively a large number of loans and deposit accounts in multiple markets in Texas, as well as several lines of business serving a regional or national clientele of commercial borrowers. Accordingly, we have created an operations infrastructure sufficient to support our lending and banking operations that we continue to build out as needed to serve a larger customer base and specialized industries.
The following discussion and analysis presents the significant factors affecting our financial condition as of December 31, 2014 and 2013 and results of operations for each of the three years related to the periods ended December 31, 2014, 2013 and 2012. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing later in this report.
Year ended December 31, 2014 compared to year ended December 31, 2013
We reported net income of $136.4 million and net income available to common stockholders of $126.6 million, or $2.88 per diluted common share, for the year ended December 31, 2014, compared to net income of $121.1 million and net income available to common stockholders of $113.7 million, or $2.72 per diluted common share, for the same period in 2013. Return on average equity ("ROE") was 11.31% and return on average assets ("ROA") was 1.05% for the year ended December 31, 2014, compared to 12.82% and 1.17%, respectively, for the same period in 2013. During 2014, we completed a $175.0 million subordinated debt offering and two equity offerings totaling 4.4 million common shares, which increased common equity by $256.2 million. These transactions had the effect of reducing ROE during 2014. The ROA decrease resulted from the subordinated debt offering and from a combination of reduced yields on loans and an increase in average liquidity assets for the year ended December 31, 2014 compared to the same period of 2013.
Net income increased $15.3 million for the year ended December 31, 2014 compared to 2013. The $15.3 million increase was primarily the result of a $57.5 million increase in net interest income, offset by a $3.0 million increase in the provision for credit losses, a $1.5 million decrease in non-interest income, a $28.4 million increase in non-interest expense and a $9.3 million increase in income tax expense.
Details of the changes in the various components of net income are further discussed below.
Year ended December 31, 2013 compared to year ended December 31, 2012
We reported net income of $121.0 million and net income available to common stockholders of $113.7 million, or $2.72 per diluted common share, for the year ended December 31, 2013, compared to net income and net income available to common stockholders of $120.7 million, or $3.01 per diluted common share, for the same period in 2012. Return on average equity was 12.82% and return on average assets was 1.17% for the year ended December 31, 2013, compared to 16.93% and 1.35%, respectively, for the same period in 2012.
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
Net Interest Income
Net interest income was $477.0 million for the year ended December 31, 2014 compared to $419.5 million for the same period of 2013. The increase in net interest income was primarily due to an increase of $2.7 billion in average earning assets as compared to the same period of 2013. The increase in average earning assets from 2013 included a $2.4 billion increase in average net loans and a $300.6 million increase in liquidity assets, offset by a $28.0 million decrease in average securities. For the year ended December 31, 2014, average net loans, liquidity assets and securities represented 96%, 4% and less than 1%, respectively, of average earning assets compared to 98%, 1% and 1%, respectively, in 2013.

Average interest-bearing liabilities for the year ended December 31, 2014 increased $1.2 billion from the year ended December 31, 2013, which included a $1.3 billion increase in interest-bearing deposits and a $160.6 million increase in long-term debt as a result of the Bank's issuance of subordinated notes in January 2014, offset by a $273.4 million decrease in other borrowings. For the same periods, the average balance of demand deposits increased to $4.2 billion from $3.0 billion. The average cost of total deposits and borrowed funds remained flat at 0.17% for the year ended December 31, 2014, compared to the same period in the prior year. The total cost of interest-bearing liabilities included $8.7 million attributable to the $175.0 million in long-term subordinated debt issued in January 2014. Including the increase in long-term subordinated debt during 2014, the average cost of interest-bearing liabilities increased from 0.40% for the year ended December 31, 2013 to 0.50% for the same period of 2014.
Net interest income was $419.5 million for the year ended December 31, 2013 compared to $376.9 million for the same period of 2012. The increase in net interest income was primarily due to an increase of $1.4 billion in average earning assets as compared to the same period of 2012. The increase in average earning assets from 2012 included a $1.4 billion increase in average net loans offset by a $40.2 million decrease in average securities. For the year ended December 31, 2013, average net loans, liquidity assets and securities represented 98%, 1% and 1%, respectively, of average earning assets compared to 98%, 1% and 1%, respectively, in 2012.
Average interest-bearing liabilities for the year ended December 31, 2013 increased $95.6 million from the year ended December 31, 2012, which included a $947.9 million increase in interest-bearing deposits, a $932.4 million decrease in other borrowings and an $80.1 million increase in subordinated notes. For the same periods, the average balance of demand deposits increased to $3.0 billion from $2.0 billion. The average cost of interest-bearing liabilities increased from 0.35% for the year ended December 31, 2012 to 0.40% in 2013 related to the subordinated notes issued in the third quarter of 2012.
Volume/Rate Analysis
The following table presents the changes (in thousands) in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.

	Years Ended December 31,
	2014/2013			2013/2012
	Net Change	Change Due To(1)		Net Change	Change Due To(1)
		Volume	Yield/Rate		Volume	Yield/Rate
Interest income:
Securities(2)	$(1,430)	$(1,330)	$(100)	$(1,845)	$(1,780)	$(65)
Loans held for investment, mortgage finance loans	6,197	22,763	(16,566)	(5,411)	1,765	(7,176)
Loans held for investment	64,095	84,854	(20,759)	53,177	64,598	(11,421)
Federal funds sold	142	35	107	52	49	3
Deposits in other banks	675	700	(25)	23	96	(73)
Total	69,679	107,022	(37,343)	45,996	64,728	(18,732)
Interest expense:
Transaction deposits	274	38	236	(165)	172	(337)
Savings deposits	3,808	3,312	496	1,857	3,110	(1,253)
Time deposits	—	82	(82)	(1,146)	(698)	(448)
Deposits in foreign branches	33	55	(22)	(160)	(220)	60
Other borrowings	(473)	(510)	37	(1,922)	(1,847)	(75)
Long-term debt	8,828	10,602	(1,774)	5,070	5,272	(202)
Total	12,470	13,579	(1,109)	3,534	5,789	(2,255)
Net interest income	$57,209	$93,443	$(36,234)	$42,462	$58,939	$(16,477)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable assuming a 35% tax rate.
Net interest margin, which is defined as the ratio of net interest income to average earning assets, decreased from 4.22% for 2013 to 3.78% in 2014. This 44 basis point decrease was due to the growth in loans with lower yields, the impact of the January 2014 subordinated note offering and the $300.6 million increase in average balances of liquidity assets, which includes Federal funds sold and deposits in other banks. Funding costs, including demand deposits and borrowed funds, remained at .17% for 2014 compared to .17% for 2013. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.91%

for 2014 compared to 4.30% for 2013. The decrease resulted from the reduction in yields on total loans, primarily due to the increased proportion of mortgage finance loans to total loans. Total funding costs, including all deposits, long-term debt and stockholders' equity increased to .29% for 2014 compared to .24% for 2013. Average long-term debt increased by $160.6 million from 2013 and the average interest rate on long-term debt for 2014 was 4.85% compared to 4.40% for 2013.
Net interest margin decreased from 4.41% for 2012 to 4.22% for 2013. This 19 basis point decrease was a result of a decrease in interest income as a percent of earning assets offset by a reduction in funding costs. Total cost of funding remained consistent at .24% for 2012 and 2013. Funding costs, including demand deposits and borrowed funds, decreased from .21% for 2012 to .17% for 2013. The cost of subordinated debt issued in September 2012 and the trust preferred as a percent of total earning assets was .10% for 2013 compared to .06% for 2012.

Consolidated Daily Average Balances, Average Yields and Rates

	Year ended December 31,
	2014			2013			2012
	Average Balance	Revenue / Expense(1)	Yield / Rate(2)	Average Balance	Revenue / Expense(1)	Yield / Rate(2)	Average Balance	Revenue / Expense(1)	Yield / Rate(2)
Assets
Securities—taxable	$43,029	$1,590	3.70%	$59,031	$2,325	3.94%	$90,796	$3,681	4.05%
Securities—non-taxable	6,171	366	5.93%	18,147	1,061	5.85%	26,579	1,550	5.83%
Federal funds sold	83,816	207	0.25%	54,547	65	0.12%	11,497	13	0.11%
Deposits in other banks	360,857	906	0.25%	89,503	231	0.26%	61,192	208	0.34%
Loans held for investment, mortgage finance loans	2,948,938	94,061	3.19%	2,342,149	87,864	3.75%	2,298,651	93,275	4.06%
Loans held for investment	9,265,435	417,545	4.51%	7,471,676	353,450	4.73%	6,148,860	300,273	4.88%
Less reserve for loan losses	91,363	—	—	78,282	—	—	72,087	—	—
Loans, net	12,123,010	511,606	4.22%	9,735,543	441,314	4.53%	8,375,424	393,548	4.70%
Total earning assets	12,616,883	514,675	4.08%	9,956,771	444,996	4.47%	8,565,488	399,000	4.66%
Cash and other assets	399,728			391,633			400,472
Total assets	$13,016,611			$10,348,404			$8,965,960
Liabilities and stockholders’ equity
Transaction deposits	$960,812	$938	0.10%	$908,415	$664	0.07%	$752,040	$829	0.11%
Savings deposits	4,938,039	14,339	0.29%	3,756,560	10,531	0.28%	2,765,089	8,674	0.31%
Time deposits	417,317	1,629	0.39%	397,329	1,629	0.41%	530,816	2,775	0.52%
Deposits in foreign branches	361,203	1,239	0.34%	345,506	1,206	0.35%	411,891	1,366	0.33%
Total interest-bearing deposits	6,677,371	18,145	0.27%	5,407,810	14,030	0.26%	4,459,836	13,644	0.31%
Other borrowings	379,877	746	0.20%	653,318	1,219	0.19%	1,585,723	3,141	0.20%
Subordinated notes	271,617	16,202	5.97%	111,000	7,327	6.60%	30,934	2,037	6.58%
Trust preferred subordinated debentures	113,406	2,489	2.19%	113,406	2,536	2.24%	113,406	2,756	2.43%
Total interest-bearing liabilities	7,442,271	37,582	0.50%	6,285,534	25,112	0.40%	6,189,899	21,578	0.35%
Demand deposits	4,188,173			2,967,063			1,984,171
Other liabilities	116,566			94,592			78,700
Stockholders’ equity	1,269,601			1,001,215			713,190
Total liabilities and stockholders’ equity	$13,016,611			$10,348,404			$8,965,960

Net interest income		$477,093			$419,884			$377,422
Net interest margin			3.78%			4.22%			4.41%
Net interest spread			3.58%			4.07%			4.31%
Loan spread			4.05%			4.36%			4.49%

(1)
The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income. Loan interest income includes loan fees totaling $50.0 million, $37.8 million and $33.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	Taxable equivalent rates used where applicable assuming a 35% tax rate.

Non-interest Income

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Service charges on deposit accounts	$7,253	$6,783	$6,605
Trust fee income	4,937	5,023	4,822
Bank owned life insurance (BOLI) income	2,067	1,917	2,168
Brokered loan fees	13,981	16,980	17,596
Swap fees	2,992	5,520	4,909
Other	11,281	7,801	6,940
Total non-interest income	$42,511	$44,024	$43,040
Non-interest income decreased by $1.5 million during the year ended December 31, 2014 to $42.5 million, compared to $44.0 million during the same period in 2013. This decrease was primarily due to a $3.0 million decrease in brokered loan fees as a result of lower per loan fees in our mortgage finance business. Swap fee income decreased $2.5 million during 2014 compared to the same period of 2013. These fees fluctuate from time to time based on the number and volume of transactions closed during the quarter. Swap fees are fees related to customer swap transactions and are received from the institution that is our counterparty on the transaction. Offsetting these decreases was a $3.5 million increase in other non-interest income. Other non-interest income includes such items as letter of credit fees and other general operating income, none of which account for 1% or more of total interest income and non-interest income.
Non-interest income increased by $1.0 million during the year ended December 31, 2013 to $44.0 million, compared to $43.0 million during the same period in 2012. The increase was primarily due to an $861,000 increase in other non-interest income.
While management expects continued growth in certain components of non-interest income, the future rate of growth could be affected by increased competition from nationwide and regional financial institutions and general economic conditions. In order to achieve continued growth in non-interest income, we may need to introduce new products or enter into new lines of business or expand existing lines of business. Any new product introduction or new market entry could place additional demands on capital and managerial resources and introduce new risks to our business.
Non-interest Expense

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Salaries and employee benefits	$169,051	$157,752	$121,456
Net occupancy expense	20,866	16,821	14,852
Marketing	15,989	16,203	13,449
Legal and professional	21,182	18,104	17,557
Communications and technology	18,667	13,762	11,158
FDIC insurance assessment	10,919	8,057	5,568
Allowance and other carrying costs for OREO	85	1,788	9,075
Litigation settlement expense	—	(908)	4,000
Other(1)	28,355	25,150	22,766
Total non-interest expense	$285,114	$256,729	$219,881

(1)
Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, due from bank charges and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the year ended December 31, 2014 increased $28.4 million compared to the same period of 2013 primarily related to increases in salaries and employee benefits, net occupancy expense, legal and professional expense, communications and data processing and FDIC insurance assessment, offset by a decrease in allowance and other carrying costs for OREO.
Salaries and employee benefits expense increased $11.3 million to $169.1 million during the year ended December 31, 2014. This increase resulted primarily from general business growth.

Net occupancy expense for the year ended December 31, 2014 increased $4.0 million as a result of general business growth and continued build-out needed to support our growth.
Legal and professional expense increased $3.1 million, or 17%, for the year ended December 31, 2014 compared to the same period in 2013. Our legal and professional expense will continue to fluctuate from year to year and could increase in the future with growth and as we respond to continued regulatory changes and strategic initiatives.
Communications and technology expense increased $4.9 million to $18.7 million during the year ended December 31, 2014 as a result of general business and customer growth and continued build-out needed to support that growth.
FDIC insurance assessment expense increased $2.8 million from $8.1 million in 2013 to $10.9 million primarily as a result of the difference in rates applied to banks with over $10 billion in assets.
For the year ended December 31, 2014, allowance and other carrying costs for OREO decreased $1.7 million to $85,000, which is consistent with the decrease in our OREO balances during 2014.
Non-interest expense for the year ended December 31, 2013 increased $36.9 million compared to the same period of 2012 primarily related to increases in salaries and employee benefits, marketing expense, communications and data processing and FDIC insurance assessment, offset by decreases in allowance and other carrying costs for OREO and litigation settlement expense.
Salaries and employee benefits expense increased $36.3 million to $157.8 million during the year ended December 31, 2013. Of the $36.3 million increase during 2013, approximately $7.7 million related to a charge taken to reflect the financial effect of the planned organizational change announced during the second quarter of 2013 related to the retirement and transition of our CEO and included assumptions about future payouts that may or may not occur. These payouts, when and if realized, will be directly linked to our performance and stock price, but were required to be estimated at the time of the event. Additionally, there was another $2.2 million of charges recorded in the second quarter of 2013 related to the increased probability that certain company financial performance targets for executive cash-based incentives would be met. Additionally, these cash-based and performance units were expensed based on current stock prices, which increased significantly during 2013 resulting in a $3.7 million increase in expense as compared to 2012. The remaining $22.7 million increase was primarily due to general business growth and build-out.
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
Analysis of Financial Condition
Loans
Our total loans have grown at an annual rate of 26%, 13% and 30% in 2014, 2013 and 2012, respectively, reflecting the continued build-up of our lending operations. Our business plan focuses primarily on lending to middle market businesses and successful professionals and entrepreneurs, and as such, commercial, real estate and construction loans have comprised a majority of our loan portfolio, representing 71% of total loans at December 31, 2014. Consumer loans generally have represented 1% or less of the portfolio from December 31, 2010 to December 31, 2014. Mortgage finance loans relate to our mortgage warehouse lending operations in which we invest in mortgage loan ownership interests that are typically sold within

10 to 20 days. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, as well as overall market interest rates and tend to peak at the end of each month.
We originate a substantial majority of all loans held for investment (excluding mortgage finance loans). We also participate in syndicated loan relationships, both as a participant and as an agent. As of December 31, 2014, we had $1.6 billion in syndicated loans, $369.2 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. In addition, as of December 31, 2014, none of our syndicated loans were on non-accrual.
The following table summarizes our loans on a gross basis by major category as of the dates indicated (in thousands):

	December 31,
	2014	2013	2012	2011	2010
Commercial	$5,869,219	$5,020,565	$4,106,419	$3,275,150	$2,592,924
Mortgage finance	4,102,125	2,784,265	3,175,272	2,080,081	1,194,209
Construction	1,416,405	1,262,905	737,637	422,026	270,008
Real estate	2,807,127	2,146,522	1,892,753	1,819,644	1,760,248
Consumer	19,699	15,350	19,493	24,822	21,470
Equipment leases	99,495	93,160	69,470	61,792	95,607
Total	$14,314,070	$11,322,767	$10,001,044	$7,683,515	$5,934,466
Commercial Loans and Leases.    Our commercial loan portfolio is comprised of lines of credit for working capital and term loans and leases to finance equipment and other business assets. Our energy production loans are generally collateralized with proven reserves based on appropriate valuation standards and take into account the risk of oil and gas price volatility. Our commercial loans and leases are underwritten after carefully evaluating and understanding the borrower’s ability to operate profitably. Our underwriting standards are designed to promote relationship banking rather than to make loans on a transaction basis. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. At December 31, 2014, funded commercial loans and leases totaled approximately $6.0 billion, approximately 42% of our total funded loans.
Mortgage Finance Loans.    Our mortgage finance loans consist of ownership interests purchased in single-family residential mortgages funded through our warehouse lending group. These loans are typically on our balance sheet for 10 to 20 days or less. We have agreements with mortgage lenders and purchase interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans. At December 31, 2014, mortgage finance loans totaled approximately $4.1 billion, approximately 29% of our total funded loans. Mortgage finance loans as of December 31, 2014 were net of $358.3 million of participations sold.
Construction Loans.    Our construction loan portfolio consists primarily of single- and multi-family residential properties and commercial projects used in manufacturing, warehousing, service or retail businesses. Our construction loans generally have terms of one to three years. We typically make construction loans to developers, builders and contractors that have an established record of successful project completion and loan repayment and have a substantial equity investment in the borrowers. Loan amounts are derived primarily from the bank's evaluation of expected cash flows available to service debt from stabilized projects under hypothetically stressed conditions. Construction loans are also based in part upon estimates of costs and value associated with the completed project. Sources of repayment for these types of loans may be pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from us until permanent financing is obtained. The nature of these loans makes ultimate repayment extremely sensitive to overall economic conditions. Borrowers may not be able to correct conditions of default in loans, increasing risk of exposure to classification, non-performing status, reserve allocation and actual credit loss and foreclosure. These loans typically have floating rates and commitment fees. At December 31, 2014, funded construction real estate loans totaled approximately $1.4 billion, approximately 10% of our total funded loans.
Real Estate Loans.    Approximately 24% of our real estate loan portfolio (excluding construction loans) and 5% of the total portfolio is comprised of loans secured by properties other than market risk or investment-type real estate. Market risk loans are real estate loans where the primary source of repayment is expected to come from the sale or lease of the real property collateral. We generally provide temporary financing for commercial and residential property. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Our real estate loans generally have maximum terms of five to seven years, and we provide loans with both floating and fixed rates. We generally avoid long-term loans for commercial real estate held for investment. Real estate loans may be more adversely affected by conditions in the real estate markets and in the general economy than other types of loans. Appraised values may be highly variable due to market conditions and the impact of the inability of potential purchasers and lessees to obtain financing and lack of transactions at comparable values. At December 31, 2014, real estate term loans totaled approximately $2.8 billion, or 20% of our total funded loans.
Letters of Credit.    We issue standby and commercial letters of credit, and can service the international needs of our clients through correspondent banks. At December 31, 2014, our commitments under letters of credit totaled approximately $177.8 million.
Portfolio Geographic and Industry Concentrations
As of December 31, 2014, a majority of our loans held for investment, excluding our mortgage finance loans and other national lines of business, were to businesses with headquarters and operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. Additionally, we may make loans to these businesses and individuals, secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.
The table below summarizes the industry concentrations of our funded loans at December 31, 2014.

(in thousands except percentage data)	Amount	Percent of Total Loans
Services	$5,141,989	35.9%
Mortgage finance loans	4,102,125	28.7%
Contracting—construction and real estate development	1,484,354	10.4%
Investors and investment management companies	1,270,389	8.9%
Petrochemical and mining	1,189,304	8.3%
Manufacturing	447,305	3.1%
Personal/household	188,693	1.3%
Wholesale	185,774	1.3%
Retail	152,022	1.1%
Contracting—trades	102,335	0.7%
Government	31,674	0.2%
Agriculture	18,106	0.1%
Total	$14,314,070	100.0%
Excluding our mortgage finance business, our largest concentration in any single industry is in services. Loans extended to borrowers within the services industries include loans to finance working capital and equipment, as well as loans to finance investment and owner-occupied real estate. Significant trade categories represented within the services industries include, but are not limited to, real estate services, financial services, leasing companies, transportation and communication, and hospitality services. Borrowers represented within the real estate services category are largely owners and managers of both residential and non-residential commercial real estate properties. Loans extended to borrowers within the contracting industry are comprised largely of loans to land developers and to both heavy construction and general commercial contractors. Many of these loans are secured by real estate properties, the development of which is or may be financed by our bank. Loans extended to borrowers within the petrochemical and mining industries are predominantly loans to finance the exploration and production of petroleum and natural gas. These loans are generally secured by proven petroleum and natural gas reserves and any such reserves which are developed as a result of the exploration. Additionally, there are loans secured by business assets to companies in the energy services business, where such loans generally relate to production, not exploration, drilling and development of reserves. We also have a small number of loans where our collateral consists of partnership interests and the partnerships are primarily in the petrochemical and mining industry. Personal/household loans include loans to certain successful professionals and entrepreneurs for commercial purposes, in addition to consumer loans.
We make loans that are appropriately collateralized under our credit standards. Approximately 98% of our funded loans are secured by collateral. Over 87% of the real estate collateral is located in Texas. The table below sets forth information regarding the distribution of our funded loans among various types of collateral at December 31, 2014 (in thousands except percentage data):

	Amount	Percent of Total Loans
Collateral type:
Business assets	$4,090,374	28.6%
Real property	4,223,532	29.5%
Mortgage finance loans	4,102,125	28.7%
Energy	906,899	6.3%
Unsecured	315,302	2.2%
Other assets	363,061	2.5%
Highly liquid assets	208,399	1.5%
Rolling stock	57,439	0.4%
U. S. Government guaranty	46,939	0.3%
Total	$14,314,070	100.0%
As noted in the table above, 30% of our loans are secured by real estate. The table below summarizes our real estate loan portfolio as segregated by the type of property securing the credit. Property type concentrations are stated as a percentage of year-end total real estate loans as of December 31, 2014 (in thousands except percentage data):

	Amount	Percent of Total Real Estate Loans
Property type:
Market risk
Commercial buildings	$941,192	22.3%
Unimproved land	111,266	2.6%
Apartment buildings	449,244	10.6%
Shopping center/mall buildings	315,575	7.5%
1-4 Family dwellings (other than condominium)	613,261	14.5%
Residential lots	400,668	9.5%
Hotel/motel buildings	171,262	4.1%
Other	486,607	11.5%
Other than market risk
Commercial buildings	347,596	8.2%
1-4 Family dwellings (other than condominium)	109,715	2.6%
Other	277,146	6.6%
Total real estate loans	$4,223,532	100.0%
The table below summarizes our market risk real estate portfolio at December 31, 2014 as segregated by the geographic region in which the property is located (in thousands except percentage data):

	Amount	Percent of Total
Geographic region:
Dallas/Fort Worth	$1,246,418	35.7%
Houston	876,534	25.1%
Austin	299,490	8.6%
San Antonio	370,004	10.6%
Other Texas cities	274,322	7.9%
Other states	422,307	12.1%
Total market risk real estate loans	$3,489,075	100.0%

We extend market risk real estate loans, including both construction/development financing and limited term financing, to professional real estate developers and owners/managers of commercial real estate projects and properties who have a demonstrated record of past success with similar properties. Collateral properties include office buildings, warehouse/distribution buildings, shopping centers, apartment buildings, residential and commercial tract development located primarily within our five major metropolitan markets in Texas. These loans are generally repaid through the borrowers’ sale or lease of the properties, and loan amounts are determined in part from an analysis of pro forma cash flows. Loans are also underwritten to comply with product-type specific advance rates against both cost and market value. We engage a variety of professional firms to supply appraisals, market studies and feasibility reports, environmental assessments and project site inspections to complement our internal resources to underwrite and monitor these credit exposures.
The determination of collateral value is critically important when financing real estate. As a result, obtaining current and objectively prepared appraisals is a major part of our underwriting and monitoring processes. Generally, our policy requires a new appraisal every three years. However, in periods of economic uncertainty where real estate values can fluctuate rapidly as in recent years, more current appraisals are obtained when warranted by conditions such as a borrower’s deteriorating financial condition, their possible inability to perform on the loan, and the increased risks involved with reliance on the collateral value as sole repayment of the loan. Generally, loans graded substandard or worse where real estate is a material portion of the collateral value and/or the income from the real estate or sale of the real estate is the primary source of debt service, annual appraisals are obtained. In all cases, appraisals are reviewed by a third party to determine reasonableness of the appraised value. The third party reviewer will challenge whether or not the data used is appropriate and relevant, form an opinion as to the appropriateness of the appraisal methods and techniques used, and determine if overall the analysis and conclusions of the appraiser can be relied upon. Additionally, the third party reviewer provides a detailed report of that analysis. Further review may be conducted by our credit officers, as well as by the Bank’s managed asset committee as conditions warrant. These additional steps of review ensure that the underlying appraisal and the third party analysis can be relied upon. If we have differences, we will address those with the reviewer and determine the method to resolve any differences. Both the appraisal process and the appraisal review process can be difficult during and following periods of economic weakness due to the lack of comparable sales which is partially a result of the lack of available financing that can lead to overall depressed real estate values.
Large Credit Relationships
The primary market areas we serve include the five major metropolitan markets of Texas, including Austin, Dallas, Fort Worth, Houston and San Antonio. We originate and maintain large credit relationships with numerous customers in the ordinary course of business. The legal limit of our bank is approximately $264 million and our house limit is generally $25 million or less. Larger hold positions will be accepted occasionally for exceptionally strong borrowers and otherwise where business opportunity and perceived credit risk warrant a somewhat larger investment. We consider large credit relationships to be those with commitments equal to or in excess of $10.0 million. The following table provides additional information on our large credit relationships outstanding at year-end (in thousands):

	December 31, 2014			December 31, 2013
		Period End Balances			Period End Balances
	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding
$20.0 million and greater	206	$5,589,823	$2,966,627	141	$3,694,305	$2,213,744
$10.0 million to $19.9 million	271	3,768,588	2,515,899	215	2,977,111	1,979,001
Growth in period end outstanding balances related to large credit relationships primarily resulted from an increase in number of commitments. The following table summarizes the average per relationship committed and average outstanding loan balance related to our large credit relationships at year-end (in thousands):

	2014 Average Balance		2013 Average Balance
	Committed	Outstanding	Committed	Outstanding
$20.0 million and greater	$27,135	$14,401	$26,201	$15,700
$10.0 million to $19.9 million	13,906	9,284	13,847	9,205

Loan Maturities and Interest Rate Sensitivity as of December 31, 2014

	Remaining Maturities of Selected Loans
(in thousands)	Total	Within 1 Year	1-5 Years	After 5 Years
Loan maturity:
Commercial	$5,869,219	$2,244,841	$1,784,512	$1,839,866
Mortgage finance	4,102,125	4,102,125	—	—
Construction	1,416,405	392,289	856,090	168,026
Real estate	2,807,127	517,832	732,566	1,556,729
Consumer	19,699	17,417	866	1,416
Equipment leases	99,495	3,127	47,833	48,535
Total loans held for investment	$14,314,070	$7,277,631	$3,421,867	$3,614,572
Interest rate sensitivity for selected loans with:
Predetermined interest rates	$1,662,585	$985,508	$223,665	$453,412
Floating or adjustable interest rates	12,651,485	6,292,123	3,198,202	3,161,160
Total loans held for investment	$14,314,070	$7,277,631	$3,421,867	$3,614,572
Interest Reserve Loans
As of December 31, 2014, we had $379.2 million in loans with interest reserves, which represents approximately 27% of our construction loans. Loans with interest reserves are common when originating construction loans, but the use of interest reserves is carefully controlled by our underwriting standards. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve account allows the borrower, when financial condition precedents are met to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified at the time the credit is approved and during the initial underwriting. We have effective and ongoing controls for monitoring compliance with loan covenants for advancing funds and determination of default conditions. When lending relationships involve financing of land on which improvements will be constructed, construction funds are not advanced until the borrower has received lease or purchase commitments which will meet cash flow coverage requirements, and/or our analysis of market conditions and project feasibility indicates to management’s satisfaction that such lease or purchase commitments are forthcoming or other sources of repayment have been identified to repay the loan. We maintain current financial statements on the borrowing entity and guarantors, as well as conduct periodic inspections of the project and analysis of whether the project is on schedule or delayed. Updated appraisals are ordered when necessary to validate the collateral values to support all advances, including reserve interest. Advances of interest reserves are discontinued if collateral values do not support the advances or if the borrower does not comply with other terms and conditions in the loan agreements. In addition, most of our construction lending is performed in Texas and our lenders are very familiar with trends in local real estate. If at any time we believe that our collateral position is jeopardized, we retain the right to stop the use of the interest reserves. As of December 31, 2014, none of our loans with interest reserves were on non-accrual.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-performing assets by type (in thousands):

	As of December 31,
	2014	2013	2012
Non-accrual loans(1)(4)
Commercial	$33,122	$12,896	$15,373
Construction	—	705	17,217
Real estate	9,947	18,670	23,066
Consumer	62	54	57
Equipment leases	173	50	120
Total non-accrual loans	43,304	32,375	55,833
Repossessed assets:
OREO(3)	568	5,110	15,991
Other repossessed assets	—	—	42
Total other repossessed assets	568	5,110	16,033
Total non-performing assets	$43,872	$37,485	$71,866
Restructured loans(4)	$1,806	$1,935	$10,407
Loans past due 90 days and accruing(2)	$5,274	$9,325	$3,674

(1)
The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $2.1 million, $2.5 million and $2.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)
At December 31, 2014, 2013 and 2012, loans past due 90 days and still accruing includes premium finance loans of $3.7 million, $3.8 million and $2.8 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(3)	At December 31, 2014 and 2013, there is no valuation allowance recorded against the OREO balance. At December 31, 2012, the OREO balance is net of $5.6 valuation allowance.

(4)	As of December 31, 2014, 2013 and 2012, non-accrual loans included $12.1 million, $17.8 million and $19.6 million, respectively, in loans that met the criteria for restructured.
Total non-performing assets at December 31, 2014 increased $6.4 million from December 31, 2013, compared to a $34.4 million decrease from December 31, 2012 to December 31, 2013. We experienced a modest increase in levels of nonperforming assets in 2014 compared to a decrease in 2013 and an overall improvement in credit quality. Our provision for credit losses increased as a result of the significant growth in the loans held for investment, excluding mortgage finance loans. This growth resulted in a decrease in the reserve for loan losses as a percent of loans excluding mortgage finance loans for 2014 as compared to 2013.

The table below summarizes the non-accrual loans as segregated by loan type and type of property securing the credit as of December 31, 2014 (in thousands):

Non-accrual loans:
Commercial
Lines of credit secured by the following:
Oil and gas properties	$694
Assets of the borrowers	31,179
Other	1,249
Total commercial	33,122
Real estate
Secured by:
Commercial property	4,781
Unimproved land and/or developed residential lots	3,735
Other	1,431
Total real estate	9,947
Construction	—
Consumer	62
Equipment leases	173
Total non-accrual loans	$43,304
Reserves on impaired loans were $8.4 million at December 31, 2014, compared to $3.2 million at December 31, 2013 and $3.9 million at December 31, 2012. We recognized $1.7 million in interest income on non-accrual loans during 2014 compared to $2.4 million in 2012 and $2.6 million in 2012. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2014, 2013 and 2012 totaled $2.1 million, $2.5 million and $2.4 million, respectively. Average impaired loans outstanding during the years ended December 31, 2014, 2013 and 2012 totaled $49.3 million, $40.0 million and $66.4 million, respectively.
Generally, we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of December 31, 2014, $310,000 of our non-accrual loans were earning on a cash basis. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.
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
At December 31, 2014, we had $5.3 million in loans past due 90 days and still accruing interest. Of this total, $3.7 million are premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.
Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or forgiveness of either principal or accrued interest. As of December 31, 2014 we have $1.8 million in loans considered restructured that are not on non-accrual. These loans do not have unfunded commitments at December 31, 2014. Of the non-accrual loans at December 31, 2014, $12.1 million met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history or change in borrower's financial condition has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with modified terms in calendar years after the year of the restructuring.

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At December 31, 2014 and 2013, we had $16.3 million and $47.9 million, respectively, in loans of this type which were not included in either non-accrual or 90 days past due categories.
The table below presents a summary of the activity related to OREO (in thousands):

	Year ended December 31,
	2014	2013	2012
Beginning balance	$5,110	$15,991	$34,077
Additions	851	1,331	3,434
Sales	(5,393)	(11,292)	(14,637)
Valuation allowance for OREO	—	958	(4,488)
Direct write-downs	—	(1,878)	(2,395)
Ending balance	$568	$5,110	$15,991

The following table summarizes the assets held in OREO at December 31, 2014 (in thousands):

OREO:
Undeveloped land and residential lots	$487
Other	81
Total OREO	$568
When foreclosure occurs, fair value, which is generally based on appraised values, may result in partial charge-off of a loan upon taking property, and so long as the property is retained, reductions in appraised values will result in valuation adjustments taken as non-interest expense. In addition, if the decline in value is believed to be permanent and not just driven by market conditions, a direct write-down to the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure related to the appraised values during that holding period. We did not record a valuation expense during the year ended December 31, 2014 compared to $920,000 recorded during the same period of 2013. Of the $920,000 recorded for the year ended December 31, 2013, $1.9 million related to direct write-downs, offset by a reduction in the valuation allowance of $958,000.
Summary of Loan Loss Experience
The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. We recorded a provision for credit losses of $22.0 million for the year ended December 31, 2014, $19.0 million for the year ended December 31, 2013, and $11.5 million for the year ended December 31, 2012. The increase in provision recorded during 2014 is directly related to the significant growth in loans excluding mortgage finance loans. We remained consistent in all credit quality ratios during 2014 and experienced improvements during 2013 and 2012.
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
The reserve allocation percentages assigned to each credit grade have been developed based primarily on an analysis of our historical loss rates. The allocations are adjusted for certain qualitative factors, including general economic conditions, changes in credit policies and lending standards. Changes in the trend and severity of problem loans can cause the estimation of losses to differ from past experience. In addition, the reserve considers the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio. The portion of the allowance that is not derived by the allowance allocation percentages compensates for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. Examples of risks that support the Bank's maintaining an unallocated reserve include the possibility of precipitous negative changes in economic conditions and borrowers' submission of financial statements or certifications of collateral value that subsequently prove to be materially inaccurate for reason of either misstatement or omission of critical information. These situations, while not common, do not necessarily correlate well with the general risk profile presented by assigned credit grade and product type categories. We evaluate many such factors and conditions in determining the unallocated portion of the allowance, including amount and frequency of losses attributable to issues not specifically addressed or included in the determination and application of the allowance allocation percentages. The allowance is considered appropriate, given management’s assessment of potential losses within the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in the Company’s market areas and other factors.
The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality. The changes are reflected in the general reserve and in specific reserves as the collectability of larger classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored, and our reserve adequacy relies primarily on our loss history. The review of reserve adequacy is performed by executive management and presented to a committee of our board of directors for their review. The committee reports to the board as part of the board's review on a quarterly basis of the Company's consolidated financial statements.
The reserve for credit losses, which includes a liability for losses on unfunded commitments, totaled $108.0 million at December 31, 2014, $92.3 million at December 31, 2013 and $78.2 million at December 31, 2012. The total reserve percentage decreased to 1.06% at year-end 2014 from 1.09% and 1.15% of loans excluding mortgage finance loans at December 31, 2013 and 2012, respectively. The combined reserve has trended down during 2012, 2013 and 2014 as we recognize losses on loans for which there were specific or general allocations of reserves and see improvement in our overall credit quality. The overall reserve for loan losses continued to result from consistent application of the loan loss reserve methodology as described above. At December 31, 2014, we believe the reserve is sufficient to cover all expected losses in the portfolio and has been derived from consistent application of the methodology described above. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, our estimate of expected losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

The table below presents a summary of our loan loss experience for the past five years (in thousands except percentage and multiple data):

Year Ended December 31,
2014	2013	2012	2011	2010
Reserve for loan losses:
Beginning balance	$87,604	$74,337	$70,295	$71,510	$67,931
Loans charged-off:
Commercial	9,803	6,575	6,708	8,518	27,723
Construction	—	—	—	—	12,438
Real estate	296	144	899	21,275	9,517
Consumer	266	45	49	317	216
Equipment leases	—	2	204	1,218	1,555
Total charge-offs	10,365	6,766	7,860	31,328	51,449
Recoveries:
Commercial	2,762	1,203	832	1,188	176
Construction	—	—	10	248	1
Real estate	79	270	812	350	138
Consumer	162	73	33	9	4
Equipment leases	1,082	322	108	383	158
Total recoveries	4,085	1,868	1,795	2,178	477
Net charge-offs	6,280	4,898	6,065	29,150	50,972
Provision for loan losses	19,630	18,165	10,107	27,935	54,551
Ending balance	$100,954	$87,604	$74,337	$70,295	$71,510
Reserve for off-balance sheet credit losses:
Beginning balance	$4,690	$3,855	$2,462	$1,897	$2,948
Provision (benefit) for off-balance sheet credit losses	2,370	835	1,393	565	(1,051)
Ending balance	$7,060	$4,690	$3,855	$2,462	$1,897
Total reserve for credit losses	$108,014	$92,294	$78,192	$72,757	$73,407
Total provision for credit losses	$22,000	$19,000	$11,500	$28,500	$53,500
Reserve for loan losses to loans	0.71%	0.78%	0.75%	0.92%	1.21%
Reserve for loan losses to loans excluding mortgage finance loans	0.99%	1.03%	1.10%	1.26%	1.52%
Net charge-offs to average loans	0.05%	0.05%	0.07%	0.47%	0.95%
Net charge-offs to average loans excluding mortgage finance loans	0.07%	0.07%	0.10%	0.58%	1.14%
Total provision for credit losses to average loans	0.18%	0.19%	0.14%	0.45%	1.00%
Total provision for credit losses to average loans excluding mortgage finance loans	0.24%	0.25%	0.19%	0.56%	1.20%
Recoveries to total charge-offs	39.41%	27.61%	22.84%	6.95%	0.93%
Reserve for off-balance sheet credit losses to off-balance sheet credit commitments	0.13%	0.12%	0.14%	0.14%	0.14%
Combined reserves for credit losses to loans held for investment	0.76%	0.82%	0.78%	0.95%	1.24%
Combined reserves for credit losses to loans excluding mortgage finance loans	1.06%	1.09%	1.15%	1.31%	1.56%
Non-performing assets:
Non-accrual loans(1)(4)	$43,304	$32,375	$55,833	$54,580	$112,090
OREO(3)	568	5,110	15,991	34,077	42,261
Other repossessed assets	—	—	42	1,516	451
Total	$43,872	$37,485	$71,866	$90,173	$154,802
Restructured loans	$1,806	$1,935	$10,407	$25,104	$4,319
Loans past due 90 days and still accruing(2)	$5,274	$9,325	$3,674	$5,467	$6,706
Reserve as a multiple of non-performing loans	2.3	x	2.7	x	1.3	x	1.3	x	0.6	x

(1)
The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $2.1 million, $2.5 million and $2.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)
At December 31, 2014, 2013 and 2012, loans past due 90 days and still accruing includes premium finance loans of $3.7 million, $3.8 million and $2.8 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(3)	At December 31, 2014 and 2013, we did not have a valuation allowance recorded against the OREO balance. At December 31, 2012, OREO balance was net of a $5.6 million valuation allowance.

(4)	As of December 31, 2014, 2013 and 2012, non-accrual loans included $12.1 million, $17.8 million and $19.6 million, respectively, in loans that met the criteria for restructured.

Loan Loss Reserve Allocation

	December 31,
	2014		2013		2012		2011		2010
(in thousands except percentage data)	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans
Loan category:
Commercial	$70,654	41%	$39,868	44%	$21,547	41%	$17,337	43%	$15,918	43%
Mortgage finance loans(1)	—	28%	—	25%	—	32%	—	27%	—	20%
Construction	7,935	10%	14,553	11%	12,097	7%	7,845	5%	7,336	5%
Real estate	15,582	20%	24,210	19%	30,893	19%	33,721	24%	38,049	30%
Consumer	240	—	149	—	226	—	223	—	306	—
Equipment leases	1,141	1%	3,105	1%	2,460	1%	2,356	1%	5,405	2%
Unallocated	5,402	—	5,719	—	7,114	—	8,813	—	4,496	—
Total	$100,954	100%	$87,604	100%	$74,337	100%	$70,295	100%	$71,510	100%

(1)	No amount of the reserve is allocated to these loans based on the internal risk grade assigned.
Increases in the reserve allocated to loan categories are due primarily to the significant growth in the overall loan portfolio. We have traditionally maintained an unallocated reserve component to allow for uncertainty in economic and other conditions affecting the quality of the loan portfolio. The unallocated portion of our loan loss reserve has decreased since December 31, 2012. We believe the level of unallocated reserves at December 31, 2014 continues to be warranted due to the continued uncertain economic environment which has produced more frequent losses, including those resulting from fraud by borrowers. Our methodology used to calculate the allowance considers historical losses, however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy.
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
During the year ended December 31, 2014, we maintained an average securities portfolio of $49.2 million compared to an average portfolio of $77.2 million for the same period in 2013 and $117.4 million for the same period in 2012. At December 31, 2014 and 2013, the portfolios were primarily comprised of mortgage-backed securities. Of the mortgage-backed securities, substantially all are guaranteed by U.S. government agencies. Our portfolio included no impaired securities during 2014 and 2013.

Our net unrealized gain on the securities portfolio value decreased due to the reduction in balances held from a net gain of $2.5 million, which represented 4.13% of the amortized cost, at December 31, 2013, to a net gain of $2.0 million, which represented 4.99% of the amortized cost, at December 31, 2014. During 2013, the unrealized gain on the securities portfolio value decreased, also as a result of the reduced balances held, from a net gain of $5.0 million, which represented 5.29% of the amortized cost, at December 31, 2012, to a net gain of $2.5 million, which represented 4.13% of the amortized cost, at December 31, 2013. Changes in value reflect changes in market interest rates and the total balance of securities.
The average expected life of the mortgage-backed securities was 1.2 years at December 31, 2014 and 1.4 years at December 31, 2013. The effect of possible changes in interest rates on our earnings and equity is discussed under “Interest Rate Risk Management.”
The following presents the amortized cost and fair values of the securities portfolio at December 31, 2014, 2013 and 2012 (in thousands):

	At December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
Mortgage-backed securities	$28,957	$31,065	$38,786	$41,462	$57,342	$61,581
Corporate securities	—	—	—	—	5,000	5,080
Municipals	3,257	3,267	14,401	14,505	25,300	25,894
Equity securities(1)	7,522	7,387	7,522	7,247	7,519	7,640
Total available-for-sale securities	$39,736	$41,719	$60,709	$63,214	$95,161	$100,195

(1)	Equity securities consist of Community Reinvestment Act funds.
The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands except percentage data):

	At December 31, 2014
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Mortgage-backed securities:(1)
Amortized cost	$1	$9,151	$5,661	$14,144	$28,957
Estimated fair value	1	9,662	6,333	15,069	31,065
Weighted average yield(3)	6.50%	4.79%	5.54%	2.36%	3.75%
Municipals:(2)
Amortized cost	1,669	1,588	—	—	3,257
Estimated fair value	1,674	1,593	—	—	3,267
Weighted average yield(3)	5.78%	5.79%	—	—	5.79%
Equity securities:(4)
Amortized cost	7,522	—	—	—	7,522
Estimated fair value	7,387	—	—	—	7,387
Total available-for-sale securities:
Amortized cost					$39,736
Estimated fair value					$41,719

	At December 31, 2013
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Mortgage-backed securities:(1)
Amortized cost	$238	$14,720	$7,718	$16,110	$38,786
Estimated fair value	252	15,641	8,456	17,113	41,462
Weighted average yield(3)	4.32%	4.78%	5.56%	2.40%	3.94%
Municipals:(2)
Amortized cost	7,749	6,652	—	—	14,401
Estimated fair value	7,818	6,687	—	—	14,505
Weighted average yield(3)	5.76%	5.71%	—	—	5.73%
Equity securities:(4)
Amortized cost	7,522	—	—	—	7,522
Estimated fair value	7,247	—	—	—	7,247
Total available-for-sale securities:
Amortized cost					$60,709
Estimated fair value					$63,214

(1)	Actual maturities may differ significantly from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

(4)	These equity securities do not have a stated maturity.
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
The following table discloses, as of December 31, 2014 and 2013, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

December 31, 2014	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$—	$—	$6,349	$(151)	$6,349	$(151)

December 31, 2013	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$7,247	$(275)	$—	$—	$7,247	$(275)
At December 31, 2014 and 2013, we had one investment with an unrealized loss position. This security is a publicly traded equity fund and is subject to market pricing volatility. We do not believe that these unrealized losses are “other than temporary”. We have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation have the ability and intent to hold the investment until recovery of fair value. We have not identified any issues related to the ultimate recovery of our investment as a result of credit concerns on this security.

Deposits
We compete for deposits by offering a broad range of products and services to our customers. While this includes offering competitive interest rates and fees, the primary means of competing for deposits is convenience and service to our customers. However, our strategy to provide service and convenience to customers does not include a large branch network. Our bank offers thirteen banking centers, courier services and online banking. BankDirect, the Internet division of our bank, serves its customers on a 24 hours-a-day, 7 days-a-week basis solely through Internet banking.
Average deposits for the year ended December 31, 2014 increased $2.5 billion compared to the same period of 2013. Average demand deposits, interest-bearing transaction deposits, savings deposits and time deposits (including deposits in foreign branches) increased by $1.2 billion, $52.4 million, $1.2 billion and $35.7 million, respectively. The average cost of deposits remained level at .17% in 2014 as compared to 2013 mainly due to our focused effort to reduce rates paid on deposits and the significant increase in non-interest-bearing deposits during 2014.
Average deposits for the year ended December 31, 2013 increased $1.9 billion compared to the same period of 2012. Average demand deposits, interest-bearing transaction deposits and savings deposits increased by $982.9 million, $156.4 million and $991.5 million, respectively, while time deposits (including deposits in foreign branches) decreased $199.9 million during the year ended December 31, 2013 as compared to the same period of 2012. The average cost of deposits decreased in 2013 mainly due to our focused effort to reduce rates paid on deposits and the significant increase in non-interest-bearing deposits during 2013.
The following table discloses our average deposits for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Average Balances
	2014	2013	2012
Non-interest-bearing	$4,188,173	$2,967,063	$1,984,171
Interest-bearing transaction	960,812	908,415	752,040
Savings	4,938,039	3,756,560	2,765,089
Time deposits	417,317	397,329	530,816
Deposits in foreign branches	361,203	345,506	411,891
Total average deposits	$10,865,544	$8,374,873	$6,444,007
As with our loan portfolio, a majority of our deposits are from businesses and individuals in Texas. As of December 31, 2014, approximately 82% of our deposits originated out of our Dallas metropolitan banking centers. Uninsured deposits at December 31, 2014 were 72% of total deposits, compared to 67% of total deposits at December 31, 2013 and 50% of total deposits at December 31, 2012. The presentation for 2014, 2013 and 2012 does reflect combined ownership, but does not reflect all of the account styling that would determine insurance based on FDIC regulations.
At December 31, 2014, we had $311.1 million in interest-bearing time deposits of $100,000 or more in foreign branches related to our Cayman Islands branch. All deposits in the Cayman Branch come from U.S. based customers of our Bank. Deposits do not originate from foreign sources, and funds transfers neither come from nor go to facilities outside of the U.S. All deposits are in U.S. dollars.
Maturity of Domestic CDs and Other Time Deposits in Amounts of $100,000 or More

	December 31,
(In thousands)	2014	2013	2012
Months to maturity:
3 or less	$160,504	$130,180	$147,840
Over 3 through 6	77,199	82,435	77,770
Over 6 through 12	103,396	89,910	96,219
Over 12	22,359	21,426	70,909
Total	$363,458	$323,951	$392,738

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the demonstrated marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the years ended December 31, 2014 and 2013, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from Federal Funds purchased and Federal Home Loan Bank (“FHLB”) borrowings, generally used to fund mortgage finance assets.
Our liquidity needs for support of growth in loans have been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding for loans held for investment and other earning assets as possible from deposits of these core customers. These deposits are generated principally through development of long-term relationships with customers and stockholders, with a significant focus on treasury management products. In addition to deposits from our core customers, we also have access to deposits through brokered customer relationships. For regulatory purposes, these relationship brokered deposits are now categorized as brokered deposits; however, since these deposits arise from a customer relationship which involves extensive treasury services, we consider these deposits to be core deposits for our reporting purposes. We also have access to incremental deposits through brokered retail certificates of deposit, or CDs. These traditional brokered deposits are generally of short maturities, 30 to 90 days, and are used to supplement temporary differences in the growth in loans, including growth in loans held for sale or other specific categories of loans, compared to customer deposits. The following table summarizes our period-end and average year-to-date core customer deposits and brokered deposits (in millions):

	December 31,
	2014	2013
Deposits from core customers	$10,900.0	$7,840.1
Deposits from core customers as a percent of total deposits	86.0%	84.7%
Relationship brokered deposits	$1,773.3	$1,417.3
Relationship brokered deposits as a percent of average total deposits	14.0%	15.3%
Traditional brokered deposits	$—	$—
Traditional brokered deposits as a percent of total deposits	—%	—%
Average deposits from core customers	$9,135.0	$7,040.4
Average deposits from core customers as a percent of average total deposits	84.1%	84.1%
Average relationship brokered deposits	$1,709.8	$1,334.5
Average relationship brokered deposits as a percent of average total deposits	15.7%	15.9%
Average traditional brokered deposits	$20.7	$—
Average traditional brokered deposits as a percent of average total deposits	0.2%	—%
We have access to sources of brokered deposits that we estimate to be $3.5 billion. Based on our internal guidelines, we may choose to limit our use of these sources to a lesser amount. Customer deposits (total deposits, including relationship brokered deposits, minus brokered CDs) at December 31, 2014 increased $3.4 billion from December 31, 2013.

Additionally, we have short-term borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our mortgage finance loans, due to their liquidity, short duration and interest spreads available. These borrowing sources include Federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes and advances from the FHLB and the Federal Reserve. The following table summarizes our borrowings (in thousands):

	2014			2013			2012
	Balance	Rate(3)	Maximum Outstanding at Any Month End	Balance	Rate(3)	Maximum Outstanding at Any Month End	Balance	Rate(3)	Maximum Outstanding at Any Month End
Federal funds purchased(4)	$66,971	0.30%		$148,650	0.22%		$273,179	0.26%
Customer repurchase agreements(1)	25,705	0.38%		21,954	0.31%		23,936	0.04%
FHLB borrowings (2)	1,100,005	0.13%		840,026	0.12%		1,650,046	0.09%
Total borrowings	$1,192,681		$1,192,681	$1,010,630		$1,634,630	$1,947,161		$2,208,539

(1)	Securities pledged for customer repurchase agreements were $21.8 million, $37.7 million and $23.9 million at December 31, 2014, 2013 and 2012, respectively.

(2)
FHLB borrowings are collateralized by a blanket floating lien on certain real estate-secured loans, mortgage finance assets and also certain pledged securities. The weighted-average interest rate for the years ended December 31, 2014, 2013 and 2012 was 0.15%, 0.14% and 0.16%, respectively. The average balance of FHLB borrowings for the years ended December 31, 2014, 2013 and 2012 was $213.4 million, $370.0 million and $1.2 billion, respectively.

(3)	Interest rate as of period end.

(4)
The weighted-average interest rate on federal funds purchased for the years ended December 31, 2014, 2013 and 2012 was 0.27%, 0.27% and 0.28%, respectively. The average balance of federal funds purchased for the years ended December 31, 2014, 2013 and 2012 was $139.3 million, $254.3 million and $350.8 million, respectively.

The following table summarizes our other borrowing capacities in excess of balances outstanding (in thousands):

	2014	2013	2012
FHLB borrowing capacity relating to loans	$3,602,994	$693,302	$267,542
FHLB borrowing capacity relating to securities	535	8,482	33,204
Total FHLB borrowing capacity	$3,603,529	$701,784	$300,746
Unused Federal funds lines available from commercial banks	$1,186,000	$890,000	$706,000
Unused Federal Reserve Borrowings capacity	$2,643,000	$2,284,000	$1,940,000
From time to time, we borrow funds on an overnight basis from the Federal Reserve. We did not incur such borrowings during 2014, and during 2013, we did so on one such occasion when mortgage finance loan balances surged at the end of a month. At December 31, 2014 and 2013, no borrowings from the Federal Reserve were outstanding. Fed borrowings for the year ended December 31, 2013 averaged $55,000.
We had an existing non-revolving amortizing line of credit with $100.0 million of unused capacity that matured on December 15, 2014. This line of credit was renewed on December 23, 2014 with a new maturity date of December 22, 2015. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. As of December 31, 2014, no borrowings were outstanding compared to $15.0 million outstanding at December 31, 2013.
From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued floating rate trust preferred securities in various private offerings totaling $113.4 million. After deducting underwriter’s compensation and other expenses of each offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on all trust preferred subordinated debentures are deductible for federal income tax purposes. As of December 31, 2014, the weighted average quarterly rate on the trust preferred subordinated debentures was 2.19%, compared to 2.19% average for all of 2014, and 2.24% for all of 2013.
Because our bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital. Our equity capital averaged $1.3 billion for the year ended December 31, 2014 as compared to $1.0 billion in 2013 and $713.2 million in 2012. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.

On March 28, 2013, we completed a sale of 6.0 million shares of our 6.50% non-cumulative preferred stock, par value $0.01, with a liquidation preference of $25 per share, in a public offering. Dividends on the preferred stock are not cumulative and will be paid when declared by our board of directors to the extent that we have lawfully available funds to pay dividends. If declared, dividends will accrue and be payable quarterly, in arrears, on the liquidation preference amount, on a non-cumulative basis, at a rate of 6.50% per annum. We paid $9.8 million in dividends on the preferred stock for the year ended December 31, 2014. Holders of preferred stock will not have voting rights, except with respect to authorizing or increasing the authorized amount of senior stock, certain changes in terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law. Net proceeds from the sale totaled $145.0 million. The additional equity was used for general corporate purposes, including funding regulatory capital infusions into the Bank.
In January 2014, we completed an offering of 1.9 million shares of our common stock. Net proceeds from the sale totaled $106.5 million. On January 31, 2014, the Bank issued $175.0 million of subordinated notes in an offering to institutional investors exempt from registration under Section 3(a)(2) of the Securities Act of 1933 and 12 C.F.R. Part 16. Net proceeds from the transaction were $172.4 million. The notes mature in January 2026 and bear interest at a rate of 5.25% per annum, payable semi-annually. The notes are unsecured and are subordinate to the Bank’s obligations to its depositors, its obligations under banker’s acceptances and letters of credit, certain obligations to Federal Reserve Banks and the FDIC and the Bank’s obligations to its other creditors, except any obligations which expressly rank on a parity with or junior to the notes. The notes qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations. The net proceeds of both offerings were used by the Company for general corporate purposes, including retirement of $15.0 million of short-term debt that was outstanding at December 31, 2013, and additional capital to support continued loan growth.
On November 12, 2014, we completed a sale of 2.5 million shares of our common stock in a public offering. Net proceeds from the sale totaled $149.6 million. The additional equity was used for general corporate purposes and additional capital to support continued loan growth.
In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the "Basel III Capital Rules"). The Basel III Capital Rules, among other things, (i) introduce a new capital measure called "Common Equity Tier 1," (ii) specify that Tier 1 capital consist of Common Equity Tier 1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) define Common Equity Tier 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to Common Equity Tier 1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions fully phased in on January 1, 2019. Based on our initial assessment of the Basel III Capital Rules, we do not believe they will have a material impact on the Company or our bank. We believe we will meet the capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis when we commence filing 2015 reports with the FDIC and OCC.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceed the regulatory definition of adequately capitalized as of December 31, 2014 and 2013. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such change may retroactively subject the Company to change in capital ratios. Any such change could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.

Our actual and minimum required capital amounts and actual ratios are as follows (in thousands, except percentage data):

	Regulatory Capital Adequacy
	December 31, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Company
Actual	$1,967,021	11.83%	$1,387,312	10.73%
Minimum required	1,330,568	8.00%	1,034,721	8.00%
Excess above minimum	636,453	3.83%	352,591	2.73%
Bank
Actual	$1,757,365	10.57%	$1,328,227	10.27%
To be well-capitalized	1,662,782	10.00%	1,293,007	10.00%
Minimum required	1,330,226	8.00%	1,034,406	8.00%
Excess above well-capitalized	94,583	0.57%	35,222	0.27%
Excess above minimum	427,139	2.57%	293,822	2.27%
Tier 1 capital (to risk-weighted assets):
Company
Actual	$1,573,007	9.46%	$1,184,018	9.15%
Minimum required	665,284	4.00%	517,361	4.00%
Excess above minimum	907,723	5.46%	666,657	5.15%
Bank
Actual	$1,424,351	8.57%	$975,933	7.55%
To be well-capitalized	997,669	6.00%	775,804	6.00%
Minimum required	665,113	4.00%	517,203	4.00%
Excess above well-capitalized	426,682	2.57%	200,127	1.55%
Excess above minimum	759,238	4.57%	458,729	3.55%
Tier 1 capital (to average assets):
Company
Actual	$1,573,007	10.76%	$1,184,018	10.87%
Minimum required	584,765	4.00%	435,750	4.00%
Excess above minimum	988,242	6.76%	748,267	6.87%
Bank
Actual	$1,424,351	9.75%	$975,933	8.96%
To be well-capitalized	730,746	5.00%	544,502	5.00%
Minimum required	584,597	4.00%	435,601	4.00%
Excess above well-capitalized	693,605	4.75%	431,431	3.96%
Excess above minimum	839,754	5.75%	540,330	4.96%

Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank's regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules will further limit the amount of dividends that may be paid by our bank. No dividends were declared or paid on our common stock during the year ended December 31, 2014 or 2013.

Commitments and Contractual Obligations
The following table presents, as of December 31, 2014, significant fixed and determinable contractual obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

(In thousands)	Note Reference	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Deposits without a stated maturity(1)	7	$11,934,260	$—	$—	$—	$11,934,260
Time deposits(1)	7	709,901	24,855	4,284	—	739,040
Federal funds purchased and customer repurchase agreements(1)	8	92,676	—	—	—	92,676
FHLB borrowings(1)	8	1,100,005	—	—	—	1,100,005
Operating lease obligations(1)(2)	16	15,557	31,116	30,912	54,021	131,606
Subordinated notes(1)	8	—	—	—	286,000	286,000
Trust preferred subordinated debentures(1)	8, 9	—	—	—	113,406	113,406
Total contractual obligations(1)		$13,852,399	$55,971	$35,196	$453,427	$14,396,993

(1)	Excludes interest.

(2)	Non-balance sheet item.
Off-Balance Sheet Arrangements
The contractual amount of our financial instruments with off-balance sheet risk expiring by period at December 31, 2014 is presented below (in thousands):

	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Commitments to extend credit	$1,593,049	$2,492,796	$1,170,651	$67,964	$5,324,460
Standby and commercial letters of credit	143,080	29,083	5,645	—	177,808
Total financial instruments with off-balance sheet risk	$1,736,129	$2,521,879	$1,176,296	$67,964	$5,502,268
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

Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 310, Receivables, and ASC 450, Contingencies. The allowance for loan losses is established through a provision for loan losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the loan losses inherent in the loan portfolio. The allowance for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general allowance, the portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. See “Summary of Loan Loss Experience” and Note 3 – Loans and Allowance for Loan Losses in the accompanying notes to the consolidated financial statements included elsewhere in this report for further discussion of the risk factors considered by management in establishing the allowance for loan losses.
New Accounting Standards
See Note 22 – New Accounting Standards in the accompanying notes to the consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

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
We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets held for purposes other than trading. Additionally, we have some market risk relative to commodity prices through our energy lending activities. Petroleum and natural gas commodity prices declined substantially during the fourth quarter of 2014 and into the first quarter of 2015. Such declines in commodity prices, if sustained or continued, could negatively impact our energy clients' ability to perform on their loan obligations. Management does not currently expect the current decline in commodity prices to have a material adverse effect on our financial position. Foreign exchange rates, commodity prices and/or equity prices do not pose significant market risk to us.
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

Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of December 31, 2014, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
December 31, 2014

(in thousands)	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Securities(1)	$12,086	$11,647	$8,172	$9,814	$41,719
Total variable loans	12,581,698	22,871	513	—	12,605,082
Total fixed loans	805,695	384,834	269,029	249,430	1,708,988
Total loans(2)	13,387,393	407,705	269,542	249,430	14,314,070
Total interest sensitive assets	$13,399,479	$419,352	$277,714	$259,244	$14,355,789
Liabilities
Interest-bearing customer deposits	$7,235,351	$—	$—	$—	$7,235,351
CDs & IRAs	177,291	219,900	24,855	4,284	426,330
Total interest-bearing deposits	7,412,642	219,900	24,855	4,284	7,661,681
Repurchase agreements, Federal Funds purchased, FHLB borrowings	1,192,681	—	—	—	1,192,681
Subordinated notes	—	—	—	286,000	286,000
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	1,192,681	—	—	399,406	1,592,087
Total interest sensitive liabilities	$8,605,323	$219,900	$24,855	$403,690	$9,253,768
GAP	$4,794,156	$199,452	$252,859	$(144,446)	$—
Cumulative GAP	4,794,156	4,993,608	5,246,467	5,102,021	5,102,021

Demand deposits					$5,011,619
Stockholders’ equity					1,484,190
Total					$6,495,809

(1)	Securities based on fair market value.

(2)	Loans are stated at gross.
The table above sets forth the balances as of December 31, 2014 for interest-bearing assets, interest-bearing liabilities, and the total of non-interest-bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	December 31, 2014		December 31, 2013
	100 bp Increase	200 bp Increase	100 bp Increase	200 bp Increase

Change in net interest income	$61,615	$133,822	$45,847	$103,950
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

We have audited the accompanying consolidated balance sheets of Texas Capital Bancshares, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Capital Bancshares, Inc. at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

Dallas, Texas
February 19, 2015

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands except per share data)	2014	2013
Assets
Cash and due from banks	$96,524	$92,484
Interest-bearing deposits	1,233,990	61,337
Federal funds sold	—	90
Securities, available-for-sale	41,719	63,214
Loans held for investment, mortgage finance	4,102,125	2,784,265
Loans held for investment (net of unearned income)	10,154,887	8,486,603
Less: Allowance for loan losses	100,954	87,604
Loans held for investment, net	14,156,058	11,183,264
Premises and equipment, net	17,368	11,482
Accrued interest receivable and other assets	333,699	286,907
Goodwill and intangible assets, net	20,588	21,286
Total assets	$15,899,946	$11,720,064
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$5,011,619	$3,347,567
Interest-bearing	7,348,972	5,579,505
Interest-bearing in foreign branches	312,709	330,307
Total deposits	12,673,300	9,257,379
Accrued interest payable	4,747	749
Other liabilities	145,622	115,550
Federal funds purchased and repurchase agreements	92,676	170,604
Other borrowings	1,100,005	855,026
Subordinated notes	286,000	111,000
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	14,415,756	10,623,714
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares—10,000,000
Issued shares—6,000,000 shares issued at December 31, 2014 and 2013	150,000	150,000
Common stock, $.01 par value:
Authorized shares—100,000,000
Issued shares—45,735,424 and 41,036,787 at December 31, 2014 and 2013, respectively	457	410
Additional paid-in capital	709,738	448,208
Retained earnings	622,714	496,112
Treasury stock (shares at cost: 417 at December 31, 2014 and 2013)	(8)	(8)
Accumulated other comprehensive income, net of taxes	1,289	1,628
Total stockholders’ equity	1,484,190	1,096,350
Total liabilities and stockholders’ equity	$15,899,946	$11,720,064
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME

	Year ended December 31,
(In thousands except per share data)	2014	2013	2012
Interest income
Interest and fees on loans	$511,606	$441,314	$393,548
Securities	1,828	3,015	4,688
Federal funds sold	207	65	13
Deposits in other banks	906	231	208
Total interest income	514,547	444,625	398,457
Interest expense
Deposits	18,145	14,030	13,644
Federal funds purchased	373	686	979
Repurchase agreements	17	18	13
Other borrowings	356	515	2,149
Subordinated notes	16,202	7,327	2,037
Trust preferred subordinated debentures	2,489	2,536	2,756
Total interest expense	37,582	25,112	21,578
Net interest income	476,965	419,513	376,879
Provision for credit losses	22,000	19,000	11,500
Net interest income after provision for credit losses	454,965	400,513	365,379
Non-interest income
Service charges on deposit accounts	7,253	6,783	6,605
Trust fee income	4,937	5,023	4,822
Bank owned life insurance (BOLI) income	2,067	1,917	2,168
Brokered loan fees	13,981	16,980	17,596
Swap fees	2,992	5,520	4,909
Other	11,281	7,801	6,940
Total non-interest income	42,511	44,024	43,040
Non-interest expense
Salaries and employee benefits	169,051	157,752	121,456
Net occupancy expense	20,866	16,821	14,852
Marketing	15,989	16,203	13,449
Legal and professional	21,182	18,104	17,557
Communications and technology	18,667	13,762	11,158
FDIC insurance assessment	10,919	8,057	5,568
Allowance and other carrying costs for OREO	85	1,788	9,075
Other	28,355	24,242	26,766
Total non-interest expense	285,114	256,729	219,881
Income before income taxes	212,362	187,808	188,538
Income tax expense	76,010	66,757	67,866
Net income	136,352	121,051	120,672
Preferred stock dividends	9,750	7,394	—
Net income available to common stockholders	$126,602	$113,657	$120,672
Other comprehensive gain (loss)
Change in unrealized gain on available-for-sale securities arising during period, before tax	$(522)	$(2,529)	$(2,231)
Income tax benefit related to unrealized loss on available-for-sale securities	(183)	(885)	(781)
Other comprehensive loss net of tax	(339)	(1,644)	(1,450)
Comprehensive income	$136,013	$119,407	$119,222
Basic earnings per common share	$2.93	$2.78	$3.09
Diluted earnings per common share	$2.88	$2.72	$3.00
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(In thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total
Balance at December 31, 2011	—	$—	37,666,708	$376	$349,458	$261,783	(417)	$(8)	$4,722	$616,331
Comprehensive income:
Net income	—	—	—	—	—	120,672	—	—	—	120,672
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $781	—	—	—	—	—	—	—	—	(1,450)	(1,450)
Total comprehensive income										119,222
Tax expense related to exercise of stock-based awards	—	—	—	—	7,769	—	—	—	—	7,769
Stock-based compensation expense recognized in earnings	—	—	—	—	5,578	—	—	—	—	5,578
Issuance of stock related to stock-based awards	—	—	761,288	8	347	—	—	—	—	355
Issuance of common stock	—	—	2,300,000	23	86,964	—	—	—	—	86,987
Balance at December 31, 2012	—	—	40,727,996	407	450,116	382,455	(417)	(8)	3,272	836,242
Comprehensive income:
Net income	—	—	—	—	—	121,051	—	—	—	121,051
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $885	—	—	—	—	—	—	—	—	(1,644)	(1,644)
Total comprehensive income										119,407
Tax expense related to exercise of stock-based awards	—	—	—	—	1,200	—	—	—	—	1,200
Stock-based compensation expense recognized in earnings	—	—	—	—	4,118	—	—	—	—	4,118
Issuance of preferred stock	6,000,000	150,000	—	—	(5,013)	—	—	—	—	144,987
Preferred stock dividend	—	—	—	—	—	(7,394)	—	—	—	(7,394)
Issuance of stock related to stock-based awards	—	—	272,452	3	(2,253)	—	—	—	—	(2,250)
Issuance of common stock	—	—	36,339	—	40	—	—	—	—	40
Balance at December 31, 2013	6,000,000	150,000	41,036,787	410	448,208	496,112	(417)	(8)	1,628	1,096,350
Comprehensive income:
Net income	—	—	—	—	—	136,352	—	—	—	136,352
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $183	—	—	—	—	—	—	—	—	(339)	(339)
Total comprehensive income										136,013
Tax expense related to exercise of stock-based awards	—	—	—	—	2,929	—	—	—	—	2,929
Stock-based compensation expense recognized in earnings	—	—	—	—	4,628	—	—	—	—	4,628
Preferred stock dividend	—	—	—	—	—	(9,750)	—	—	—	(9,750)
Issuance of common stock related to stock-based awards	—	—	201,280	2	(2,205)	—	—	—	—	(2,203)
Issuance of common stock	—	—	4,398,128	44	256,179	—	—	—	—	256,223
Issuance of stock related to warrants	—	—	99,229	1	(1)	—	—	—	—	—
Balance at December 31, 2014	6,000,000	$150,000	45,735,424	$457	$709,738	$622,714	(417)	$(8)	$1,289	$1,484,190
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2014	2013	2012
Operating activities
Net income	$136,352	$121,051	$120,672
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	22,000	19,000	11,500
Deferred tax expense	(3,969)	(11,599)	(3,131)
Depreciation and amortization	14,798	11,480	9,437
Amortization on securities	—	22	38
Bank owned life insurance (BOLI) income	(2,067)	(1,917)	(2,168)
Stock-based compensation expense	14,577	20,953	12,018
Excess tax benefits from stock-based compensation arrangements	(2,929)	(1,200)	(7,769)
Gain on sale of assets	(822)	(931)	(917)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(58,579)	31,010	(61,243)
Accrued interest payable and other liabilities	32,599	3,508	10,835
Net cash provided by operating activities	151,960	191,377	89,272
Investing activities
Purchases of available-for-sale securities	—	(2)	(13)
Maturities and calls of available-for-sale securities	11,150	15,890	14,260
Principal payments received on available-for-sale securities	9,822	18,542	27,000
Originations of mortgage finance loans	(58,090,177)	(51,087,328)	(51,110,692)
Proceeds from pay-offs of mortgage finance loans	56,772,317	51,478,335	50,015,503
Net increase in loans held for investment, excluding mortgage finance loans	(1,676,927)	(1,706,505)	(1,220,626)
Purchase of premises and equipment, net	(9,965)	(4,029)	(3,538)
Proceeds from sale of foreclosed assets	5,877	11,667	14,921
Cash paid for acquisition	—	(2,445)	—
Net cash used in investing activities	(2,977,903)	(1,275,875)	(2,263,185)
Financing activities
Net increase in deposits	3,415,921	1,816,575	1,884,547
Proceeds (costs) from issuance of stock related to stock-based awards and warrants	(2,203)	(2,210)	355
Net proceeds from issuance of common stock	256,223	—	86,987
Net proceeds from issuance of preferred stock	—	144,987	—
Preferred dividends paid	(9,750)	(6,960)	—
Net increase (decrease) in other borrowings	244,979	(797,002)	318,115
Excess tax benefits from stock-based compensation arrangements	2,929	1,200	7,769
Net decrease in federal funds purchased and repurchase agreements	(77,928)	(124,529)	(139,070)
Issuance of subordinated notes	172,375	—	111,000
Net cash provided by financing activities	4,002,546	1,032,061	2,269,703
Net increase (decrease) in cash and cash equivalents	1,176,603	(52,437)	95,790
Cash and cash equivalents at beginning of period	153,911	206,348	110,558
Cash and cash equivalents at end of period	$1,330,514	$153,911	$206,348
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$33,584	$24,962	$21,527
Cash paid during the period for income taxes	74,998	77,635	69,095
Transfers from loans/leases to OREO and other repossessed assets	851	1,331	3,489
See accompanying notes to consolidated financial statements.

(1) Operations and Summary of Significant Accounting Policies
Organization and Nature of Business
Texas Capital Bancshares, Inc. (the "Company”), a Delaware corporation, was incorporated in November 1996 and commenced banking operations in December 1998. The consolidated financial statements of the Company include the accounts of Texas Capital Bancshares, Inc. and its wholly owned subsidiary, Texas Capital Bank, National Association (the "Bank”). We serve the needs of commercial businesses and successful professionals and entrepreneurs located in Texas as well as operate several lines of business serving a regional or national clientele of commercial borrowers. We are primarily a secured lender, with our greatest concentration of loans in Texas.
Basis of Presentation
Our accounting and reporting policies conform to accounting principles generally accepted in the United States ("GAAP") and to generally accepted practices within the banking industry. Certain prior period balances have been reclassified to conform to the current period presentation.
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
All securities are available-for-sale as of December 31, 2014 and 2013.
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
A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. Reserves on impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral. Impaired loans, or portions thereof, are charged off when deemed uncollectable.
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
Loans held for investment includes legal ownership interests in mortgage loans that we purchase through our mortgage warehouse lending division. The ownership interests are purchased from unaffiliated mortgage originators who are seeking additional funding through sale of the undivided ownership interests to facilitate their ability to originate loans. The mortgage originator has no obligation to offer and we have no obligation to purchase these interests. The originator closes mortgage loans consistent with underwriting standards established by approved investors, and, at the time of the sale to the investor, our ownership interest and that of the originator are delivered by us to the investor selected by the originator and approved by us. We typically purchase up to a 99% ownership interest in each mortgage with the originator owning the remaining percentage. These mortgage ownership interests are held by us for a period of less than 30 days and more typically 10-20 days. Because of conditions in agreements with originators designed to reduce transaction risks, under Accounting Standards Codification 860, Transfers and Servicing of Financial Assets (“ASC 860”), the ownership interests do not qualify as participating interests. Under ASC 860, the ownership interests are deemed to be loans to the originators and payments we receive from investors are deemed to be payments made by or on behalf of the originator to repay the loan deemed made to the originator. Because we have an actual, legal ownership interest in the underlying residential mortgage loan, these interests are not extensions of credit to the originators that are secured by the mortgage loans as collateral.
Due to market conditions or events of default by the investor or the originator, we could be required to purchase the remaining interests in the mortgage loans and hold them beyond the expected 10-20 days. Mortgage loans acquired under these conditions would require mark-to-market adjustments to income and could require future allocations of the allowance for loan losses or be subject to charge off in the event the loans become impaired. Mortgage loan interests purchased and disposed of as expected receive no allocation of the allowance for loan losses due to the minimal loss experience with these assets.
Allowance for Loan Losses
The allowance for loan losses is established through a provision for loan losses charged against income. The allowance for loan losses includes specific reserves for impaired loans and a general reserve for estimated losses inherent in the loan portfolio at the balance sheet date, but not yet identified with specific loans. Loans deemed to be uncollectable are charged against the allowance when management believes that the collectability of the principal is unlikely and subsequent recoveries, if any, are credited to the allowance. Management’s periodic evaluation of the adequacy of the allowance is based on an assessment of the current loan portfolio, including known inherent risks, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral and current economic conditions.
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
Goodwill and Other Intangible Assets
Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Our intangible assets relate primarily to loan customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Goodwill and intangible assets are tested for impairment annually or whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
Segment Reporting
We have determined that all of our lending divisions and subsidiaries meet the aggregation criteria of ASC 280, Segment Reporting, since all offer similar products and services, operate with similar processes, and have similar customers.
Stock-based Compensation
We account for all stock-based compensation transactions in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”), which requires that stock compensation transactions be recognized as compensation expense in the consolidated statement of income and other comprehensive income based on their fair values on the measurement date, which is the date of the grant.
Accumulated Other Comprehensive Income
Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income, net. Accumulated comprehensive income (loss), net for the three years ended December 31, 2014 is reported in the accompanying consolidated statements of stockholders’ equity and consolidated statements of income and other comprehensive income.
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
(2) Securities
The following is a summary of securities (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Residential mortgage-backed securities	$28,957	$2,108	$—	$31,065
Municipals	3,257	10	—	3,267
Equity securities(1)	7,522	16	(151)	7,387
	$39,736	$2,134	$(151)	$41,719

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Residential mortgage-backed securities	$38,786	$2,676	$—	$41,462
Municipals	14,401	104	—	14,505
Equity securities(1)	7,522	—	(275)	7,247
	$60,709	$2,780	$(275)	$63,214

(1)	Equity securities consist of Community Reinvestment Act funds.
The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands, except percentage data):

	December 31, 2014
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$1	$9,151	$5,661	$14,144	$28,957
Estimated fair value	1	9,662	6,333	15,069	31,065
Weighted average yield(3)	6.50%	4.79%	5.54%	2.36%	3.75%
Municipals:(2)
Amortized cost	1,669	1,588	—	—	3,257
Estimated fair value	1,674	1,593	—	—	3,267
Weighted average yield(3)	5.78%	5.79%	—%	—%	5.79%
Equity securities:(4)
Amortized cost	7,522	—	—	—	7,522
Estimated fair value	7,387	—	—	—	7,387
Total available-for-sale securities:
Amortized cost					$39,736
Estimated fair value					$41,719

	December 31, 2013
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$238	$14,720	$7,718	$16,110	$38,786
Estimated fair value	252	15,641	8,456	17,113	41,462
Weighted average yield(3)	4.32%	4.78%	5.56%	2.40%	3.94%
Municipals:(2)
Amortized cost	7,749	6,652	—	—	14,401
Estimated fair value	7,818	6,687	—	—	14,505
Weighted average yield(3)	5.76%	5.71%	—%	—%	5.73%
Equity securities:(4)
Amortized cost	7,522	—	—	—	7,522
Estimated fair value	7,247	—	—	—	7,247
Total available-for-sale securities:
Amortized cost					$60,709
Estimated fair value					$63,214

(1)
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The average expected life of the mortgage-backed securities was 1.2 years at December 31, 2014 and 1.4 years at December 31, 2013.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

(4)	These equity securities do not have a stated maturity.
Securities with carrying values of approximately $32,718,000 and $45,993,000 were pledged to secure certain borrowings and deposits at December 31, 2014 and 2013, respectively. See Note 8 — Borrowing Arrangements for discussion of securities securing borrowings. Of the pledged securities at December 31, 2014 and 2013, approximately $10,891,000 and $8,273,000, respectively, were pledged for certain deposits.
The following table discloses, as of December 31, 2014 and December 31, 2013, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

December 31, 2014	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Equity securities	$—	$—	$6,349	$(151)	$6,349	$(151)

December 31, 2013	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Equity securities	$7,247	$(275)	$—	$—	$7,247	$(275)
At December 31, 2014 and 2013, we had one investment with an unrealized loss position. This security is a publicly traded equity fund and is subject to market pricing volatility. We do not believe that this unrealized loss is “other than temporary.” We have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation have the ability and intent to hold the investment until recovery of fair value. We have not identified any issues related to the ultimate recovery of our investment as a result of credit concerns on this security.
Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income, net. We had comprehensive income of $136.0 million for the year ended

December 31, 2014 and comprehensive income of $119.4 million for the year ended December 31, 2013. Comprehensive income during the years ended December 31, 2014 and 2013 included a net after-tax loss of $339.0 thousand and $1.6 million, respectively, due to changes in the net unrealized gains/losses on securities available-for-sale.
(3) Loans
Loans held for investment are summarized by category as follows (in thousands):

	December 31,
	2014	2013
Commercial	$5,869,219	$5,020,565
Mortgage finance	4,102,125	2,784,265
Construction	1,416,405	1,262,905
Real estate	2,807,127	2,146,522
Consumer	19,699	15,350
Equipment leases	99,495	93,160
Gross loans held for investment	14,314,070	11,322,767
Deferred income (net of direct origination costs)	(57,058)	(51,899)
Allowance for loan losses	(100,954)	(87,604)
Total	$14,156,058	$11,183,264
Commercial Loans and Leases.    Our commercial loan portfolio is comprised of lines of credit for working capital and term loans and leases to finance equipment and other business assets. Our energy production loans are generally collateralized with proven reserves based on appropriate valuation standards and take into account the risk of oil and gas price volatility. Our commercial loans and leases are underwritten after carefully evaluating and understanding the borrower’s ability to operate profitably. Our underwriting standards are designed to promote relationship banking rather than to make loans on a transaction basis. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses.
Mortgage finance loans.    Our mortgage finance loans consist of ownership interests purchased in single-family residential mortgages funded through our mortgage finance group. These loans are typically on our balance sheet for 10 to 20 days. We have agreements with mortgage lenders and purchase interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans. December 31, 2014 and 2013 balances are stated net of $358.3 million and $33.1 million participations sold, respectively.
Construction Loans.    Our construction loan portfolio consists primarily of single- and multi-family residential properties and commercial projects used in manufacturing, warehousing, service or retail businesses. Our construction loans generally have terms of one to three years. We typically make construction loans to developers, builders and contractors that have an established record of successful project completion and loan repayment and have a substantial equity investment in the borrowers. Loan amounts are derived primarily from the bank's evaluation of expected cash flows available to service debt from stabilized projects under hypothetically stressed conditions. Construction loans are also based in part upon estimates of costs and value associated with the completed project. Sources of repayment for these types of loans may be pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from us until permanent financing is obtained. The nature of these loans makes ultimate repayment sensitive to overall economic conditions. Borrowers may not be able to correct conditions of default in loans, increasing risk of exposure to classification, non-performing status, reserve allocation and actual credit loss and foreclosure. These loans typically have floating rates and commitment fees.
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

At December 31, 2014 and 2013, we had a blanket floating lien on certain real estate-secured loans, mortgage finance loans and also certain securities used as collateral for FHLB borrowings.
Portfolio Geographic Concentration
As of December 31, 2014, a majority of our loans held for investment, excluding our mortgage finance loans and other national lines of business, were to businesses with headquarters and operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. Additionally, we make loans to these businesses and individuals secured by assets located outside of Texas. The risks created by the geographic distribution of loans have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.
Summary of Loan Losses
The allowance for loan losses is comprised of specific reserves for impaired loans and an estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We regularly evaluate our reserve for loan losses to maintain an appropriate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of reserves include the creditworthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All loan commitments rated substandard or worse and greater than $500,000 are specifically reviewed for loss potential. For loans deemed to be impaired, a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit, and any needed reserve is recorded in other liabilities. Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.
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
The reserve allocation percentages assigned to each credit grade have been developed based primarily on an analysis of our historical loss rates. The allocations are adjusted for certain qualitative factors, including general economic conditions, changes in credit policies and lending standards. Changes in the trend and severity of problem loans can cause the estimation of losses to differ from past experience. In addition, the reserve considers the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio. The portion of the allowance that is not derived by the allowance allocation percentages compensates for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. Examples of risks that support the Bank's maintaining an unallocated reserve include the possibility of precipitous negative changes in economic conditions and borrowers' submission of financial statements or certifications of collateral value that subsequently prove to be materially inaccurate for reason of either misstatement or omission of critical information. These situations, while not common, do not necessarily correlate well with the general risk profile presented by assigned credit grade and product type categories. We evaluate many such factors and conditions in determining the unallocated portion of the allowance, including amount and frequency of losses attributable to issues not specifically addressed or included in the determination and application of the allowance allocation percentages. The allowance is considered appropriate, given management’s assessment of potential losses within the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in the Company’s market areas and other factors.
The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality. The changes are reflected in the general reserve and in specific reserves as the collectability of larger classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored, and our reserve adequacy relies primarily on our loss history. The review of reserve adequacy is performed by executive management and presented to a committee of our board of directors for their review. The committee reports to the board as part of the board's review on a quarterly basis of the Company's consolidated financial statements.
The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and non-accrual status as of December 31, 2014 and 2013 (in thousands):

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Total
December 31, 2014
Grade:
Pass	$5,738,474	$4,102,125	$1,414,671	$2,785,804	$19,579	$91,044	$14,151,697
Special mention	53,839	—	1,734	8,723	11	4,363	68,670
Substandard- accruing	43,784	—	—	2,653	47	3,915	50,399
Non-accrual	33,122	—	—	9,947	62	173	43,304
Total loans held for investment	$5,869,219	$4,102,125	$1,416,405	$2,807,127	$19,699	$99,495	$14,314,070

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Total
December 31, 2013
Grade:
Pass	$4,908,944	$2,784,265	$1,261,995	$2,099,744	$15,251	$89,317	$11,159,516
Special mention	24,132	—	102	6,338	—	51	30,623
Substandard-accruing	74,593	—	103	21,770	45	3,742	100,253
Non-accrual	12,896	—	705	18,670	54	50	32,375
Total loans held for investment	$5,020,565	$2,784,265	$1,262,905	$2,146,522	$15,350	$93,160	$11,322,767

The following tables detail activity in the reserve for loan losses by portfolio segment for the years ended December 31, 2014 and 2013. Allocation of a portion of the reserve to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Unallocated	Total
December 31, 2014 (in thousands)
Beginning balance	$39,868	$—	$14,553	$24,210	$149	$3,105	$5,719	$87,604
Provision for loan losses	37,827	—	(6,618)	(8,411)	195	(3,046)	(317)	19,630
Charge-offs	9,803	—		296	266	—	—	10,365
Recoveries	2,762	—		79	162	1,082	—	4,085
Net charge-offs (recoveries)	7,041	—	—	217	104	(1,082)	—	6,280
Ending balance	$70,654	$—	$7,935	$15,582	$240	$1,141	$5,402	$100,954
Period end amount allocated to:
Loans individually evaluated for impairment	$7,705	$—	$—	$636	$9	$26	$—	$8,376
Loans collectively evaluated for impairment	62,949	—	7,935	14,946	231	1,115	5,402	92,578
Ending balance	$70,654	$—	$7,935	$15,582	$240	$1,141	$5,402	$100,954
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Unallocated	Total
December 31, 2013 (in thousands)
Beginning balance	$21,547	$—	$12,097	$30,893	$226	$2,460	$7,114	$74,337
Provision for loan losses	23,693	—	2,456	(6,809)	(105)	325	(1,395)	18,165
Charge-offs	6,575	—	—	144	45	2	—	6,766
Recoveries	1,203	—	—	270	73	322	—	1,868
Net charge-offs (recoveries)	5,372	—	—	(126)	(28)	(320)	—	4,898
Ending balance	$39,868	$—	$14,553	$24,210	$149	$3,105	$5,719	$87,604
Period end amount allocated to:
Loans individually evaluated for impairment	$2,015	$—	$—	$1,143	$8	$8	$—	$3,174
Loans collectively evaluated for impairment	37,853	—	14,553	23,067	141	3,097	5,719	84,430
Ending balance	$39,868	$—	$14,553	$24,210	$149	$3,105	$5,719	$87,604
Our recorded investment in loans as of December 31, 2014 and 2013 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows (in thousands):

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Total
December 31, 2014
Loans individually evaluated for impairment	$35,165	$—	$—	$13,880	$62	$173	$49,280
Loans collectively evaluated for impairment	5,834,054	4,102,125	1,416,405	2,793,247	19,637	99,322	14,264,790
Total	$5,869,219	$4,102,125	$1,416,405	$2,807,127	$19,699	$99,495	$14,314,070

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Total
December 31, 2013
Loans individually evaluated for impairment	$15,139	$—	$705	$24,028	$54	$50	$39,976
Loans collectively evaluated for impairment	5,005,426	2,784,265	1,262,200	2,122,494	15,296	93,110	11,282,791
Total	$5,020,565	$2,784,265	$1,262,905	$2,146,522	$15,350	$93,160	$11,322,767

We have traditionally maintained an unallocated reserve component to compensate for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We believe the level of unallocated reserves at December 31, 2014 is warranted due to the continued uncertain economic environment which has produced losses, including those resulting from borrowers' misstatement of financial information or inaccurate certification of collateral values. Such losses are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses; however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy.
Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. We recognized $1.7 million in interest income on non-accrual loans during 2014 compared to $2.4 million in 2013 and $2.6 million in 2012. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2014, 2013 and 2012 totaled $2.1 million, $2.5 million and $2.4 million, respectively. As of December 31, 2014, $310,000 of our non-accrual loans were earning on a cash basis, compared to none at December 31, 2013. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. In accordance with FASB ASC 310 Receivables, we have included all restructured loans in our impaired loan totals. The following tables detail our impaired loans, by portfolio class as of December 31, 2014 and 2013 (in thousands):

December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$9,608	$11,857	$—	$7,334	$—
Energy loans	—	—	—	375	25
Construction
Market risk	—	—	—	118	—
Real estate
Market risk	3,735	3,735	—	7,970	—
Commercial	3,521	3,521	—	2,795	—
Secured by 1-4 family	—	—	—	1,210	—
Consumer	—	—	—	—	—
Equipment leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$16,864	$19,113	$—	$19,802	$25
With an allowance recorded:
Commercial
Business loans	$24,553	$25,553	$7,433	$17,705	$—
Energy loans	1,004	1,004	272	991	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	4,203	4,203	317	5,064	—
Commercial	526	526	79	705	—
Secured by 1-4 family	1,895	1,895	240	2,119	—
Consumer	62	62	9	16	—
Equipment leases	173	173	26	41	—
Total impaired loans with an allowance recorded	$32,416	$33,416	$8,376	$26,641	$—
Combined:
Commercial
Business loans	$34,161	$37,410	$7,433	$25,039	$—
Energy loans	1,004	1,004	272	1,366	25
Construction
Market risk	—	—	—	118	—
Real estate
Market risk	7,938	7,938	317	13,034	—
Commercial	4,047	4,047	79	3,500	—
Secured by 1-4 family	1,895	1,895	240	3,329	—
Consumer	62	62	9	16	—
Equipment leases	173	173	26	41	—
Total impaired loans	$49,280	$52,529	$8,376	$46,443	$25

December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$2,005	$2,005	$—	$4,265	$—
Energy loans	1,614	3,443	—	969	—
Construction
Market risk	705	705	—	3,111	114
Real estate
Market risk	13,524	13,524	—	9,796	—
Commercial	508	508	—	5,458	—
Secured by 1-4 family	1,320	1,320	—	2,464	—
Consumer	—	—	—	—	—
Equipment leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$19,676	$21,505	$—	$26,063	$114
With an allowance recorded:
Commercial
Business loans	$11,060	$12,425	$1,946	$14,240	$—
Energy loans	460	460	69	913	—
Construction
Market risk	—	—	—	160	—
Real estate
Market risk	6,289	6,289	822	7,912	—
Commercial	—	—	—	477	—
Secured by 1-4 family	2,387	2,387	321	914	—
Consumer	54	54	8	43	—
Equipment leases	50	50	8	72	—
Total impaired loans with an allowance recorded	$20,300	$21,665	$3,174	$24,731	$—
Combined:
Commercial
Business loans	$13,065	$14,430	$1,946	$18,505	$—
Energy loans	2,074	3,903	69	1,882	—
Construction
Market risk	705	705	—	3,271	114
Real estate
Market risk	19,813	19,813	822	17,708	—
Commercial	508	508	—	5,935	—
Secured by 1-4 family	3,707	3,707	321	3,378	—
Consumer	54	54	8	43	—
Equipment leases	50	50	8	72	—
Total impaired loans	$39,976	$43,170	$3,174	$50,794	$114
Average impaired loans outstanding during the years ended December 31, 2014, 2013 and 2012 totaled $46.4 million, $50.8 million and $66.4 million respectively.

The table below provides an age analysis of our past due loans that are still accruing as of December 31, 2014 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due(1)	Non-accrual	Current	Total
Commercial
Business loans	$37,459	$4,355	$5,274	$47,088	$32,118	$4,680,114	$4,759,320
Energy	—	—	—	—	1,004	1,108,895	1,109,899
Mortgage finance loans	—	—	—	—	—	4,102,125	4,102,125
Construction
Market risk	3,571	—	—	3,571	—	1,393,513	1,397,084
Secured by 1-4 family	—	—	—	—	—	19,321	19,321
Real estate
Market risk	—	—	—	—	5,134	2,176,939	2,182,073
Commercial	5,758	—	—	5,758	4,047	523,855	533,660
Secured by 1-4 family	599	—	—	599	766	90,029	91,394
Consumer	43	8	—	51	62	19,586	19,699
Equipment leases	9,396	—	—	9,396	173	89,926	99,495
Total loans held for investment	$56,826	$4,363	$5,274	$66,463	$43,304	$14,204,303	$14,314,070

(1)
Loans past due 90 days and still accruing includes premium finance loans of $3.7 million. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or forgiveness of either principal or accrued interest. As of December 31, 2014 and December 31, 2013, we had $1.8 million and $1.9 million, respectively, in loans considered restructured that are not on non-accrual. These loans did not have unfunded commitments at December 31, 2014 or 2013. Of the non-accrual loans at December 31, 2014 and 2013, $12.1 million and $17.8 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with modified terms in calendar years after the year of the restructure.
The following tables summarize, as of December 31, 2014 and 2013, loans that have been restructured during 2014 and 2013 (in thousands):

December 31, 2014
	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Real estate - commercial	1	$1,441	$1,441
Commercial business loans	1	$95	$80
Total new restructured loans in 2014	2	$1,536	$1,521

December 31, 2013
	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Commercial business loans	3	$10,823	$8,921
Real estate market risk	1	892	874
Total new restructured loans in 2013	4	$11,715	$9,795
The restructured loans generally include terms to temporarily place the loan on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above loans. The $15,000 decrease in the post-restructuring recorded investment compared to the pre-restructuring recorded investment is due to paydowns. At December 31, 2014, $1.5 million of the above loans restructured in 2014 are on non-accrual. The restructuring of the loans did not have a significant impact on our allowance for loan losses at December 31, 2014 or 2013.
The following table provides information on how loans were modified as a restructured loan during the year ended December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Extended maturity	$1,441	$874
Adjusted payment schedule	—	—
Combination of maturity extension and payment schedule adjustment	80	8,921
Total	$1,521	$9,795
As of December 31, 2014 and 2013, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
(4) OREO and Valuation Allowance for Losses on OREO
The table below presents a summary of the activity related to OREO (in thousands):

	Year ended December 31,
	2014	2013	2012
Beginning balance	$5,110	$15,991	$34,077
Additions	851	1,331	3,434
Sales	(5,393)	(11,292)	(14,637)
Valuation allowance for OREO	—	958	(4,488)
Direct write-downs	—	(1,878)	(2,395)
Ending balance	$568	$5,110	$15,991
(5) Goodwill and Other Intangible Assets
In May 2013, we acquired the assets of a premium finance company and recorded a total intangible asset of $2.1 million. Of this total, $954,000 was allocated to goodwill, $554,000 to customer relationships, $457,000 to developed technology and $98,000 to trade name. The $554,000 customer relationship intangible will be amortized over 14 years, the $457,000 technology intangible will be amortized over 7 years, and the $98,000 intangible related to the trade name was determined to have an indefinite life.

Goodwill and other intangible assets at December 31, 2014 and 2013 are summarized as follows (in thousands):

	Gross Goodwill and Intangible Assets	Accumulated Amortization	Net Goodwill and Intangible Assets
December 31, 2014
Goodwill	$15,370	$(374)	$14,996
Intangible assets—customer relationships and trademarks	9,104	(3,512)	5,592
Total goodwill and intangible assets	$24,474	$(3,886)	$20,588
December 31, 2013
Goodwill	$15,370	$(374)	$14,996
Intangible assets—customer relationships and trademarks	9,104	(2,814)	6,290
Total goodwill and intangible assets	$24,474	$(3,188)	$21,286
Amortization expense related to intangible assets totaled $699,000 in 2014, $660,000 in 2013 and $597,000 in 2012. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2014 is as follows (in thousands):

2015	$598
2016	501
2017	474
2018	473
2019	473
Thereafter	3,073
$5,592
(6) Premises and Equipment
Premises and equipment at December 31, 2014 and 2013 are summarized as follows (in thousands):

	December 31,
	2014	2013
Premises	$17,235	$14,113
Furniture and equipment	22,418	28,865
	39,653	42,978
Accumulated depreciation	(22,285)	(31,496)
Total premises and equipment, net	$17,368	$11,482
Depreciation expense for the above premises and equipment was approximately $4,079,000, $3,992,000 and $3,550,000 in 2014, 2013 and 2012, respectively.
(7) Deposits
Deposits at December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Non-interest-bearing demand deposits	$5,011,619	$3,347,567
Interest-bearing deposits
Transaction	1,292,388	792,186
Savings	5,630,253	4,414,680
Time	426,331	372,639
Deposits in foreign branches	312,709	330,307
Total interest-bearing deposits	7,661,681	5,909,812
Total deposits	$12,673,300	$9,257,379

The scheduled maturities of interest-bearing time deposits were as follows at December 31, 2014 (in thousands):

2015	$397,192
2016	20,514
2017	4,341
2018	233
2019	4,051
2020 and after	—
$426,331
At December 31, 2014 and 2013, the Bank had approximately $30,171,000 and $27,139,000, respectively, in deposits from related parties, including directors, stockholders, and their related affiliates on terms similar to those from third parties.
At December 31, 2014 and 2013, interest-bearing time deposits, including deposits in foreign branches, of $250,000 or more were approximately $527,583,000 and $550,678,000, respectively.
(8) Borrowing Arrangements
The following table summarizes our borrowings at December 31, 2014, 2013 and 2012 (in thousands):

	2014		2013		2012
	Balance	Rate(3)	Balance	Rate(3)	Balance	Rate(3)
Federal funds purchased(4)	$66,971	0.30%	$148,650	0.22%	$273,179	0.26%
Customer repurchase agreements(1)	25,705	0.38%	21,954	0.31%	23,936	0.04%
FHLB borrowings(2)	1,100,005	0.13%	840,026	0.12%	1,650,046	0.09%
Line of credit	—	—%	15,000	2.65%	—	—%
Subordinated notes	286,000	5.82%	111,000	6.50%	111,000	6.50%
Trust preferred subordinated debentures	113,406	2.18%	113,406	2.17%	113,406	2.24%
Total borrowings	$1,592,087		$1,250,036		$2,171,567
Maximum outstanding at any month end	$1,592,087		$1,859,036		$2,432,945

(1)	Securities pledged for customer repurchase agreements were $21.8 million, $37.7 million and $23.9 million at December 31, 2014, 2013 and 2012, respectively.

(2)
FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and also certain pledged securities. The weighted-average interest rate for the years ended December 31, 2014, 2013 and 2012 was 0.15%, 0.14% and 0.16%, respectively. The average balance of FHLB borrowings for the years ended December 31, 2014, 2013 and 2012 was $213.4 million, $370.0 million and $1.2 billion, respectively.

(3)	Interest rate as of period end.

(4)
The weighted-average interest rate on federal funds purchased for the years ended December 31, 2014, 2013 and 2012 was 0.27%, 0.27% and 0.28%, respectively. The average balance of federal funds purchased for the years ended December 31, 2014, 2013 and 2012 was $139.3 million, $254.3 million and $350.8 million, respectively.

The following table summarizes our other borrowing capacities in addition to balances outstanding at December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
FHLB borrowing capacity relating to loans	$3,602,994	$693,302	$267,542
FHLB borrowing capacity relating to securities	535	8,482	33,204
Total FHLB borrowing capacity	$3,603,529	$701,784	$300,746
Unused Federal funds lines available from commercial banks	$1,186,000	$890,000	$706,000
Unused Federal Reserve Borrowings capacity	$2,643,000	$2,284,000	$1,940,000

We had an existing non-revolving amortizing line of credit with $100.0 million of unused capacity that matured on December 15, 2014. This line of credit was renewed on December 23, 2014 with a new maturity date of December 22, 2015. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. As of December 31, 2014, no borrowings were outstanding compared to $15.0 million outstanding at December 31, 2013.
The scheduled maturities of our borrowings at December 31, 2014, were as follows (in thousands):

	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Federal funds purchased and customer repurchase agreements(1)	$92,676	$—	$—	$—	$92,676
FHLB borrowings(1)	1,100,005	—	—	—	1,100,005
Subordinated notes(1)	—	—	—	286,000	286,000
Trust preferred subordinated debentures(1)	—	—	—	113,406	113,406
Total borrowings	$1,192,681	$—	$—	$399,406	$1,592,087

(1)	Excludes interest.
(9) Long-Term Debt
From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued floating rate trust preferred securities in various private offerings totaling $113.4 million. As of December 31, 2014, the details of the trust preferred subordinated debentures are summarized below (in thousands):

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

(10) Income Taxes
We have a gross deferred tax asset of $65.5 million and $60.2 million at December 31, 2014 and 2013, respectively, which relates primarily to our allowance for loan losses, loan origination fees and stock compensation. Management believes it is more likely than not that all of the deferred tax assets will be realized. Our net deferred tax asset is included in other assets in the consolidated balance sheet.
Income tax expense/(benefit) consists of the following for the years ended (in thousands):

	Year ended December 31,
	2014	2013	2012
Current:
Federal	$77,855	$76,478	$69,112
State	2,124	1,878	1,885
Total	$79,979	$78,356	$70,997
Deferred
Federal	$(3,969)	$(11,599)	$(3,131)
State	—	—	—
Total	$(3,969)	$(11,599)	$(3,131)
Total expense
Federal	$73,886	$64,879	$65,981
State	2,124	1,878	1,885
Total	$76,010	$66,757	$67,866
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Allowance for credit losses	$38,356	$32,752
Loan origination fees	13,651	11,580
Stock compensation	8,263	10,786
Mark to market on mortgage loans	215	220
Reserve for potential mortgage loan repurchases	20	20
Non-accrual interest	1,272	1,907
Deferred lease expense	1,688	1,316
Depreciation	691	—
OREO valuation allowance	22	499
Other	1,298	1,157
Total deferred tax assets	65,476	60,237
Deferred tax liabilities:
Loan origination costs	(1,488)	(1,048)
Leases	(9,466)	(6,587)
Depreciation	—	(2,224)
Unrealized gain on securities	(694)	(877)
Other	(1,914)	(1,819)
Total deferred tax liabilities	(13,562)	(12,555)
Net deferred tax asset	$51,914	$47,682

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
The reconciliation of income computed at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

	Year ended December 31,
	2014	2013	2012
Tax at U.S. statutory rate	35%	35%	35%
State taxes	1%	1%	1%
Non-deductible expenses	1%	1%	1%
Non-taxable income	(1)%	(1)%	(1)%
Total	36%	36%	36%
(11) Employee Benefits
We have a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan permits our employees to defer a portion of their compensation. Matching contributions may be made in amounts and at times determined by the Company. We contributed approximately $4.5 million, $3.7 million, and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Employees are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options.
During 2000, we implemented an Employee Stock Purchase Plan (“ESPP”). Employees are eligible for the plan when they have met certain requirements concerning period of credited service and minimum hours worked. Eligible employees may contribute a minimum of 1% to a maximum of 10% of eligible compensation up to the Section 423 of the Internal Revenue Code limit of $25,000. In 2006, stockholders approved the 2006 ESPP, which allocated 400,000 shares for purchase. As of December 31, 2014, 2013 and 2012, 102,836, 93,388 and 85,013 shares had been purchased on behalf of the employees under the 2006 ESPP.
As of December 31, 2014, we had three equity-based compensation plans, the 1999 Stock Omnibus Plan (“1999 Plan”), the 2005 Long-Term Incentive Plan (“2005 Plan”) and the 2010 Long-Term Incentive Plan (“2010 Plan”). The 1999 Plan is no longer available for grants of equity based compensation; however, options to purchase shares previously issued under the plan will remain outstanding and be subject to administration by the Human Resources Committee of our board of directors. Under both the 2005 and 2010 Plans, equity-based compensation grants were made by the board of directors, or its designated committee. Grants are subject to vesting requirements. Under the 2005 and 2010 Plans, we may grant, among other things, nonqualified stock options, incentive stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), cash-based performance units or any combination thereof. Both Plans include grants for employees and directors. Total shares authorized under the 2005 plan are 1,500,000, with 700,000 authorized under the 2010 Plan. Total shares which may be issued under the 2005 Plan at December 31, 2014, 2013 and 2012 were 44,655, 43,495 and 26,615, respectively. Total shares which may be issued under the 2010 Plan at December 31, 2014, 2013 and 2012 were 180,120, 218,820 and 363,020, respectively.
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

The fair value of the options and stock appreciation rights were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2014	2013	2012
Risk-free rate	1.46%	1.17%	0.76%
Market price volatility factor	0.402	0.409	0.404
Weighted-average expected life of options	5 years	5 years	5 years
Market price volatility and expected life of options is based on historical data and other factors.
A summary of our stock option activity and related information for 2014, 2013 and 2012 is as follows:

	December 31, 2014		December 31, 2013		December 31, 2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	54,900	$18.65	174,062	$13.51	569,410	$13.02
Options exercised	(28,400)	17.34	(119,162)	11.14	(391,348)	12.74
Options forfeited	(1,500)	14.91	—	—	(4,000)	19.37
Options outstanding at year-end	25,000	$20.60	54,900	$18.65	174,062	$13.51
Options vested and exercisable at year-end	25,000	$20.60	54,900	$18.65	174,062	$13.51
Intrinsic value of options vested and exercisable	$843,190		$2,391,014		$5,450,620
Weighted average remaining contractual life of options vested and exercisable (in years)		0.30		0.97		1.15
Intrinsic value of options exercised	$1,193,070		$4,176,787		$10,246,387
Weighted average remaining contractual life of options currently outstanding (in years)		0.30		0.97		1.15
There was no expense related to stock option awards in 2014, 2013 and 2012. No stock options were granted in 2014, 2013 or 2012.

Pursuant to the 2010 Long-term Incentive Plan, we granted stock appreciation rights in 2014, 2013 and 2012. These rights are time-vested and generally vest ratably over a period of five years.

	December 31, 2014		December 31, 2013		December 31, 2012
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs / PSARs	Weighted Average Exercise Price
SARs outstanding at beginning of year	537,149	$23.68	640,220	$20.90	983,700	$19.56
SARs granted	8,000	62.02	53,500	43.73	36,000	44.94
SARs exercised	(92,640)	20.87	(134,271)	19.21	(345,480)	19.44
SARs forfeited	(7,500)	31.16	(22,300)	18.99	(34,000)	24.79
SARs outstanding at year-end	445,009	$24.83	537,149	$23.68	640,220	$20.90
SARs vested and exercisable at year-end	355,509	$21.16	384,974	$20.64	446,970	$20.41
Weighted average remaining contractual life of SARs vested		2.89		3.46		4.25
Compensation expense	$530,000		$564,000		$704,000
Weighted average fair value of SARs granted		$23.02		$16.26		$16.21
Fair value of shares vested during the year	$580,345		$566,341		$758,543
Weighted average remaining contractual life of SARs currently outstanding (in years)		3.85		4.68		5.19
As of December 31, 2014, 2013 and 2012, the intrinsic value of SARs vested was $11.8 million, $16.0 million and $10.9 million, respectively.
The following table summarizes the status of and changes in our nonvested restricted stock units:

	Non-Vested Stock Awards Outstanding
	Number of Shares	Weighted- Average Grant- Date Fair Value
Balance, January 1, 2012	661,492	$17.44
Granted	105,000	39.89
Vested and issued	(311,410)	18.82
Forfeited	(43,163)	25.25
Balance, December 31, 2012	411,919	23.80
Granted	163,500	45.35
Vested and issued	(151,480)	20.47
Forfeited	(20,200)	24.96
Balance, December 31, 2013	403,739	33.72
Granted	64,050	57.84
Vested and issued	(161,249)	26.40
Forfeited	(17,375)	37.40
Balance, December 31, 2014	289,165	$42.93
The RSUs granted during 2014, 2013 and 2012 vest ratably over four to five years. Compensation cost for restricted stock units was $4,098,000, $3,551,000, $4,875,000 for years ended December 31, 2014, 2013 and 2012, respectively. The weighted average remaining contractual life of RSUs currently outstanding is 8.11 years.
Total compensation cost for all share-based arrangements, net of taxes, was $3,008,000, $2,677,000 and $3,626,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
Unrecognized stock-based compensation expense related to SAR grants issued through December 31, 2014 was $1.1 million. At December 31, 2014, the weighted average period over which this unrecognized expense was expected to be recognized was 3.2 years. Unrecognized stock-based compensation expense related to RSU grants through December 31, 2014 was $10.6 million. At December 31, 2014, the weighted average period over which this unrecognized expense was expected to be recognized was 3.5 years.
Cash flows from financing activities included $2,929,000, $1,200,000 and $7,769,000 in cash inflows from excess tax benefits related to stock compensation in 2014, 2013 and 2012, respectively.
Upon share option exercise, new shares are issued as opposed to treasury shares.
Pursuant to the 2010 Long-term Incentive Plan, we granted a total of 171,808, 173,035 and 344,127 cash-based performance units in 2014, 2013 and 2012, with a total of 502,532 outstanding at December 31, 2014. Of the outstanding units at December 31, 2014, 328,916 are service-based and vest ratably over a period of five years. Additionally, 173,616 units contain both service and performance based vesting requirements: 25-50% of the units will vest on the third anniversary of the date of grant, and the balance will vest based on attainment of certain performance metrics developed by the Human Resources Committee. Since these units have a cash payout feature, they are accounted for under the liability method and the related expense is based on the stock price at period end. Compensation cost for the units was $9,949,000, $17,287,000 and $6,440,000 for the years ended December 31, 2014, 2013, and 2012 respectively. At December 31, 2014, the weighted average remaining contractual life of the units was 8.08 years.
Total compensation cost for all cash-based arrangements, net of taxes, for the years ended December 31, 2014, 2013 and 2012 was $6,467,000, $11,237,000 and $4,186,000, respectively.
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
At December 31, 2014 and 2013, commitments to extend credit and standby and commercial letters of credit were as follows (in thousands):

	December 31,
	2014	2013
Commitments to extend credit	$5,324,460	$3,674,391
Standby letters of credit	177,808	145,662
At December 31, 2014 and 2013, we had $7.1 million and $4.7 million, respectively, in allowance allocations for these off-balance sheet commitments.
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
In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the "Basel III Capital Rules"). The Basel III Capital Rules, among other things, (i) introduce a new capital measure called "Common Equity Tier 1," (ii) specify that Tier 1 capital consist of Common Equity Tier 1 and "Additional Tier 1 Capital"

instruments meeting specified requirements, (iii) define Common Equity Tier 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to Common Equity Tier 1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions fully phased in on January 1, 2019. Based on our initial assessment of the Basel III Capital Rules, we do not believe they will have a material impact on the Company or our bank. We believe we will meet the capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis when we commence filing 2015 reports with the FDIC and OCC.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of December 31, 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of December 31, 2014 and 2013. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such change may retroactively subject the Company to change in capital ratios. Any such change could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.
Because our bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.
The table below summarizes our capital ratios:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total capital (to risk-weighted assets):
Company	$1,967,021	11.83%	$1,330,568	8.00%	N/A	N/A
Bank	1,757,365	10.57%	1,330,226	8.00%	$1,662,782	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,573,007	9.46%	$665,284	4.00%	N/A	N/A
Bank	1,424,351	8.57%	665,113	4.00%	$997,669	6.00%
Tier 1 capital (to average assets):
Company	$1,573,007	10.76%	$584,765	4.00%	N/A	N/A
Bank	1,424,351	9.75%	584,597	4.00%	$730,746	5.00%
As of December 31, 2013:
Total capital (to risk-weighted assets):
Company	$1,387,312	10.73%	$1,034,721	8.00%	N/A	N/A
Bank	1,328,227	10.27%	1,034,406	8.00%	$1,293,007	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,184,018	9.15%	$517,361	4.00%	N/A	N/A
Bank	975,933	7.55%	517,203	4.00%	$775,804	6.00%
Tier 1 capital (to average assets):
Company	$1,184,018	10.87%	$435,750	4.00%	N/A	N/A
Bank	975,933	8.96%	435,601	4.00%	$544,502	5.00%
Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules, will further limit the amount of dividends that be paid by our bank. No dividends were declared or paid on our common stock during 2014, 2013 or 2012.
The required reserve balances at the Federal Reserve at December 31, 2014 and 2013 were approximately $88,155,000 and $51,692,000, respectively.

(14) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share (in thousands except share data):

	Year ended December 31,
	2014	2013	2012
Numerator:
Net income	$136,352	$121,051	$120,672
Preferred stock dividends	9,750	7,394	—
Net income available to common stockholders	126,602	113,657	120,672
Denominator:
Denominator for basic earnings per share—weighted average shares	43,236,344	40,864,225	39,046,340
Effect of employee stock-based awards(1)	311,423	402,593	645,771
Effect of warrants to purchase common stock	455,489	513,063	473,736
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	44,003,256	41,779,881	40,165,847
Basic earnings per common share	$2.93	$2.78	$3.09
Diluted earnings per common share	$2.88	$2.72	$3.00

(1)
Stock options, SARs and RSUs outstanding of 51,300, 118,500 and 79,500 in 2014, 2013 and 2012, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the average market price of the Company’s common stock.

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

Assets and liabilities measured at fair value at December 31, 2014 and 2013 are as follows (in thousands):

	Fair Value Measurements Using
December 31, 2014	Level 1	Level 2	Level 3
Available for sale securities:(1)
Mortgage-backed securities	$—	$31,065	$—
Municipals	—	3,267	—
Equity securities(2)	—	7,387	—
Loans(3)(5)	—	—	23,536
OREO(4)(5)	—	—	568
Derivative assets(6)	—	31,176	—
Derivative liabilities(6)	—	31,176	—

December 31, 2013
Available for sale securities:(1)
Mortgage-backed securities	$—	$41,462	$—
Municipals	—	14,505	—
Equity securities(2)	—	7,247	—
Loans(3)(5)	—	—	13,474
OREO(4)(5)	—	—	5,110
Derivative assets(6)	—	14,690	—
Derivative liabilities(6)	—	14,690	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Equity securities consist of Community Reinvestment Act funds.

(3)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(4)	OREO is transferred from loans to OREO at fair value less selling costs.

(5)	Fair value of loans and OREO is measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions

(6)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.
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
Loans
During the years ended December 31, 2014 and 2013, certain impaired loans were reevaluated and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. The $23.5 million total above includes impaired loans at December 31, 2014 with a carrying value of $29.2 million that were reduced by specific valuation allowance allocations totaling $5.7 million for a total reported fair value of $23.5 million based on collateral valuations utilizing Level 3 valuation inputs. The $13.5 million total above includes impaired loans at December 31, 2013 with a carrying value of $14.9 million that were reduced by specific valuation allowance allocations totaling $1.4 million for a total reported fair value of $13.5 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals.
OREO
Certain foreclosed assets, upon initial recognition, were valued based on third party appraisals. At December 31, 2014 and 2013, OREO had a carrying value of $568,000 and $5.1 million, respectively, with no specific valuation allowance. The fair value of OREO was computed based on third party appraisals, which are Level 3 valuation inputs.

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
A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$1,330,514	$1,330,514	$153,911	$153,911
Securities, available-for-sale	41,719	41,719	63,214	63,214
Loans held for investment, net	14,156,058	14,161,484	11,183,264	11,179,439
Derivative assets	31,176	31,176	14,690	14,690
Deposits	12,673,300	12,673,607	9,257,379	9,257,574
Federal funds purchased	66,971	66,971	148,650	148,650
Customer repurchase agreements	25,705	25,705	21,954	21,954
Other borrowings	1,100,005	1,100,005	855,026	855,026
Subordinated notes	286,000	289,947	111,000	96,647
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liabilities	31,176	31,176	14,690	14,690
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
Derivatives
The estimated fair value of the interest rate swaps are obtained from independent pricing services based on quoted market prices for the same or similar derivative contracts and are characterized as a Level 2 asset in the fair value hierarchy. On a quarterly basis, we independently verify the fair value using an additional independent pricing source.
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

Federal funds purchased, customer repurchase agreements, other borrowings, subordinated notes and trust preferred subordinated debentures
The carrying value reported in the consolidated balance sheet for Federal funds purchased, customer repurchase agreements and other short-term, floating rate borrowings approximates their fair value, which is characterized as a Level 2 asset in the fair value hierarchy. The fair value of any fixed rate short-term borrowings and trust preferred subordinated debentures are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar borrowings, which is characterized as a Level 3 liability in the fair value hierarchy. The subordinated notes are publicly traded and are valued based on market prices, which is characterized as a Level 2 liability in the fair value hierarchy.
(16) Commitments and Contingencies
We lease various premises under operating leases with various expiration dates ranging from January 2018 through February 2025. Rent expense incurred under operating leases amounted to approximately $13,639,000, $10,216,000 and $8,993,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
Minimum future lease payments under operating leases are as follows (in thousands):

Year ending December 31,	Minimum Payments
2015	$15,557
2016	15,544
2017	15,572
2018	15,534
2019	15,378
2020 and thereafter	54,021
$131,606

(17) Parent Company Only
Summarized financial information for Texas Capital Bancshares, Inc. – Parent Company Only follows (in thousands):
Balance Sheet

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$176,324	$47,605
Investment in subsidiaries	1,459,092	1,011,823
Other assets	82,783	287,734
Total assets	$1,718,199	$1,347,162
Liabilities and Stockholders’ Equity
Other liabilities	$1,328	$1,254
Line of credit	—	15,000
Subordinated notes	111,000	111,000
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	225,734	240,660
Preferred stock	150,000	150,000
Common stock	457	410
Additional paid-in capital	719,890	458,360
Retained earnings	620,837	496,112
Treasury stock	(8)	(8)
Accumulated other comprehensive income	1,289	1,628
Total stockholders’ equity	1,492,465	1,106,502
Total liabilities and stockholders’ equity	$1,718,199	$1,347,162

Statement of Earnings

	Year ended December 31,
	2014	2013	2012
Loan income	$10,850	$10,382	$1,484
Dividend income	5,275	76	83
Other income	28	72	38
Total income	16,153	10,530	1,605
Interest expense	10,038	9,863	4,913
Salaries and employee benefits	617	669	668
Legal and professional	2,237	2,605	2,094
Other non-interest expense	933	651	744
Total expense	13,825	13,788	8,419
Income (loss) before income taxes and equity in undistributed income of subsidiary	2,328	(3,258)	(6,814)
Income tax expense (benefit)	833	(1,165)	(2,435)
Income (loss) before equity in undistributed income of subsidiary	1,495	(2,093)	(4,379)
Equity in undistributed income of subsidiary	132,980	123,144	124,951
Net income	134,475	121,051	120,572
Preferred stock dividends	9,750	7,394	—
Net income available to common stockholders	$124,725	$113,657	$120,572

Statements of Cash Flows

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Operating Activities
Net income	$134,475	$121,051	$120,572
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(132,980)	(123,144)	(124,951)
Increase in other assets	(2,120)	(2,413)	(3,793)
Excess tax benefits from stock-based compensation arrangements	(2,929)	(1,200)	(7,769)
Increase (decrease) in other liabilities	74	37	83
Net cash used in operating activities of continuing operations	(3,480)	(5,669)	(15,858)
Investing Activity
Investments in and advances to subsidiaries	(100,000)	(240,000)	(70,000)
Net cash used in investing activity	(100,000)	(240,000)	(70,000)
Financing Activities
Proceeds from sale of stock related to stock-based awards	(2,203)	(2,210)	355
Proceeds from sale of common stock	256,223	—	86,987
Proceeds from issuance of preferred stock	—	144,987	—
Preferred dividends paid	(9,750)	(6,960)	—
Issuance of subordinated notes	—	—	111,000
Net other borrowings	(15,000)	15,000	—
Excess tax benefits from stock-based compensation arrangements	2,929	1,200	7,769
Net cash provided by financing activities	232,199	152,017	206,111
Net increase (decrease) in cash and cash equivalents	128,719	(93,652)	120,253
Cash and cash equivalents at beginning of year	47,605	141,257	21,004
Cash and cash equivalents at end of year	$176,324	$47,605	$141,257
(18) Related Party Transactions
See Note 7 for a description of deposits from related parties.
(19) Derivative Financial Instruments
The fair value of derivative positions outstanding is included in other assets and other liabilities in the accompanying consolidated balance sheets on a net basis when a right of offset exists, based on transactions with a single counterparty that are subject to a legally enforceable master netting agreement.
During 2014 and 2013, we entered into certain interest rate derivative positions that were not designated as hedging instruments. These derivative positions relate to transactions in which we enter into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations.
The notional amounts and estimated fair values of interest rate derivative positions outstanding at December 31, 2014 and 2013 presented in the following table (in thousands):

	December 31, 2014			December 31, 2013
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging interest rate derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$866,432	$361	$30,162	$764,939	$5,374	$14,026
Commercial loan/lease interest rate caps	63,414	$1,014	—	58,706	664	$—
Customer counterparties:
Commercial loan/lease interest rate swaps	866,432	30,162	361	764,939	14,026	5,374
Commercial loan/lease interest rate caps	63,414	—	1,014	58,706	—	664
Gross derivatives		31,537	31,537		20,064	20,064
Offsetting derivative assets/liabilities		(361)	(361)		(5,374)	(5,374)
Net derivatives included in the consolidated balance sheets		$31,176	$31,176		$14,690	$14,690

The weighted-average receive and pay interest rates for interest rate swaps outstanding at December 31, 2014 and 2013 were as follows:

	December 31, 2014 Weighted-Average Interest Rate		December 31, 2013 Weighted-Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	2.79%	4.82%	2.99%	4.89%
The weighted-average strike rate for outstanding interest rate caps was 1.44% at December 31, 2014 and 1.87% at December 31, 2013.
Our credit exposure on interest rate swaps and caps is limited to the net favorable value and interest payments of all swaps and caps by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the swaps and caps exceeds a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, relating to interest rate swaps and caps was approximately $31.2 million at December 31, 2014 and approximately $14.7 million at December 31, 2013, all of which relates to bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values. At December 31, 2014 and 2013, we had $30.2 million and $10.7 million in cash collateral pledged for these derivatives included in interest-bearing deposits.
(20) Stockholders’ Equity
In January 2009, we issued $75 million of perpetual preferred stock and related warrants under the U.S. Department of Treasury’s voluntary Capital Purchase Program. The preferred stock was repurchased in May 2009 and the U.S. Treasury auctioned the related warrants in the first quarter of 2010. As of December 31, 2014, warrants to purchase 581,500 shares at $14.84 per share are still outstanding.
On March 28, 2013, we completed a sale of 6.0 million shares of 6.5% non-cumulative preferred stock, par value $0.01, with a liquidation preference of $25 per share, in a public offering. Dividends on the preferred stock are not cumulative and will be paid when declared by our board of directors to the extent that we have lawfully available funds to pay dividends. If declared, dividends will accrue and be payable quarterly, in arrears, on the liquidation preference amount, on a non-cumulative basis, at a rate of 6.50% per annum. We paid $9.8 million in dividends on the preferred stock for the year ended December 31, 2014 compared to $7.0 million for the same period of 2013. Holders of preferred stock do not have voting rights, except with respect to authorizing or increasing the authorized amount of senior stock, certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law. Net proceeds from the sale totaled $145.0 million. The additional equity was used for general corporate purposes, including funding regulatory capital infusions into the Bank.
In January 2014, we completed an offering of 1.9 million shares of our common stock. Net proceeds from the sale totaled $106.5 million. The net proceeds of the offering were available to the Company for general corporate purposes, including retirement of $15.0 million of short-term debt that was outstanding at December 31, 2013, and additional capital to support continued loan growth.

On November 12, 2014, we completed a sale of 2.5 million of our common stock in a public offering. Net proceeds from the sale totaled $149.6 million. The additional equity will be used for general corporate purposes and additional capital to support continued loan growth.

(21) Quarterly Financial Data (unaudited)
The tables below summarize our quarterly financial information for the years December 31, 2014 and 2013 (in thousands except per share and average share data):

	2014 Selected Quarterly Financial Data
	Fourth	Third	Second	First
Interest income	$137,833	$135,290	$124,813	$116,611
Interest expense	10,251	9,629	9,406	8,296
Net interest income	127,582	125,661	115,407	108,315
Provision for credit losses	6,500	6,500	4,000	5,000
Net interest income after provision for credit losses	121,082	119,161	111,407	103,315
Non-interest income	11,226	10,396	10,533	10,356
Non-interest expense	74,117	71,915	69,765	69,317
Income before income taxes	58,191	57,642	52,175	44,354
Income tax expense	20,357	20,810	18,754	16,089
Net income	37,834	36,832	33,421	28,265
Preferred stock dividends	2,437	2,438	2,437	2,438
Net income available to common stockholders	$35,397	$34,394	$30,984	$25,827
Basic earnings per share:	$0.80	$0.80	$0.72	$0.61
Diluted earnings per share:	$0.78	$0.78	$0.71	$0.60
Average shares
Basic	44,406,000	43,144,000	43,075,000	42,298,000
Diluted	45,093,000	43,850,000	43,845,000	43,220,000

	2013 Selected Quarterly Financial Data
	Fourth	Third	Second	First
Interest income	$117,965	$115,217	$107,264	$104,179
Interest expense	6,490	6,441	6,044	6,137
Net interest income	111,475	108,776	101,220	98,042
Provision for credit losses	5,000	5,000	7,000	2,000
Net interest income after provision for credit losses	106,475	103,776	94,220	96,042
Non-interest income	11,184	10,431	11,128	11,281
Non-interest expense	70,288	62,007	68,733	55,701
Income before income taxes	47,371	52,200	36,615	51,622
Income tax expense	17,012	18,724	12,542	18,479
Net income	30,359	33,476	24,073	33,143
Preferred stock dividends	$2,438	$2,437	$2,438	$81
Net income available to common stockholders	$27,921	$31,039	$21,635	$33,062
Basic earnings per share:	$0.68	$0.76	$0.53	$0.82
Diluted earnings per share:	$0.67	$0.74	$0.52	$0.80
Average shares
Basic	40,983,000	40,902,000	40,814,000	40,474,000
Diluted	41,889,000	41,792,000	41,724,000	41,429,000

(22) New Accounting Standards

ASU 2014-04 “Receivables (Topic 310) - Troubled Debt Restructurings by Creditors” (“ASU 2014-04”) amends Topic 310 “Receivables” to clarify the terms defining when an in substance repossession or foreclosure occurs, which determines when the receivable should be derecognized and the real estate property is recognized. ASU 2013-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. It is not expected to have a significant impact on our consolidated financial statements.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, we have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Texas Capital Bancshares, Inc.

We have audited Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Texas Capital Bancshares Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Texas Capital Bancshares Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Capital Bancshares, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 19, 2015 expressed an unqualified opinion thereon.

Dallas, Texas
February 19, 2015

ITEM 9B.	OTHER INFORMATION
None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 19, 2015, which proxy materials will be filed with the SEC no later than April 9, 2015.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 19, 2015, which proxy materials will be filed with the SEC no later than April 9, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 19, 2015, which proxy materials will be filed with the SEC no later than April 9, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 19, 2015, which proxy materials will be filed with the SEC no later than April 9, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 19, 2015, which proxy materials will be filed with the SEC no later than April 9, 2015.

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
10.2
Amended and Restated Deferred Compensation Agreement Irrevocable Trust dated as of November 2, 2004, by and between Texas Capital Bancshares, Inc. and Texas Capital Bank, National Association, which is incorporated by reference to our Annual Report on Form 10-K dated March 14, 2005.+

10.3
Retirement Transition Agreement and Release dated June 10, 2013, between Texas Capital Bancshares, Inc. and George F. Jones, Jr., which is incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated June 11, 2013+

10.4
Amendment to Performance Award Agreements under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan between George Jones and the Company with respect to the Performance Units described therein dated January 10, 2011, February 21, 2012 and March 2013 and the Stock Appreciation Rights Agreement between George Jones and the Company dated April 24, 2006, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 3, 2014+

10.5
Restricted Stock Unit Award Agreement under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan between George Jones and the Company (2017 vesting), which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 3, 2014+

10.6
Restricted Stock Unit Award Agreement under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan between George Jones and the Company (2018 vesting), which is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated January 3, 2014+

10.7
Amended and Restated Executive Employment Agreement between C. Keith Cargill and Texas Capital Bancshares, Inc. dated December 18, 2014, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2014+

10.8
Form of Amended and Restated Executive Employment Agreement for executive officers of Texas Capital Bancshares, Inc., which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 18, 2014+

10.9	Form of Indemnity Agreement for directors and officers of Texas Capital Bancshares, Inc., which is incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K dated February 21, 2014+
10.10	Texas Capital Bancshares, Inc. 1999 Omnibus Stock Plan, which is incorporated by reference to Exhibit 4.1 to our registration statement on Form 10 dated August 24, 2000+
10.11	Texas Capital Bancshares, Inc. 2006 Employee Stock Purchase Plan, which is incorporated by reference to our registration statement on Form S-8 dated February 3, 2006+
10.12	Texas Capital Bancshares, Inc. 2005 Long-Term Incentive Plan, which is incorporated by reference to our registration statement on Form S-8 dated June 3, 2005+
10.13	Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan, which is incorporated by reference to our registration statement on Form S-8 dated May 19, 2010+
10.14
Form of Restricted Stock Unit Award Agreement under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K dated February 21, 2014+

10.15
Form of Stock Appreciation Rights Agreement under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan which is incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K dated February 21, 2014+

10.16
Form of Performance Award Agreement under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K dated February 21, 2014+

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

Date:	February 19, 2015	TEXAS CAPITAL BANCSHARES, INC.

		By:	/S/ C. KEITH CARGILL
C. Keith Cargill President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 19, 2015	/S/ LARRY L. HELM
Larry L. Helm Chairman of the Board and Director

Date:	February 19, 2015	/S/ PETER BARTHOLOW
Peter Bartholow Chief Financial Officer, and Director (principal financial officer)

Date:	February 19, 2015	/S/ JULIE ANDERSON
Julie Anderson Controller and Chief Accounting Officer (principal accounting officer)

Date:	February 19, 2015	/S/ JAMES H. BROWNING
James H. Browning Director

Date:	February 19, 2015	/S/ PRESTON M. GEREN III
Preston M. Geren III Director

Date:	February 19, 2015	/S/ FREDERICK B. HEGI, JR.
Frederick B. Hegi, Jr. Director

Date:	February 19, 2015	/S/ CHARLES S. HYLE
Charles S. Hyle Director

Date:	February 19, 2015	/S/ JAMES R. HOLLAND, JR.
James R. Holland, Jr. Director

Date:	February 19, 2015	/S/ WALTER W. MCALLISTER III
Walter W. McAllister III Director

Date:	February 19, 2015	/S/ ELYSIA H. RAGUSA
Elysia H. Ragusa Director

Date:	February 19, 2015	/S/ STEVEN P. ROSENBERG
Steven P. Rosenberg Director

Date:	February 19, 2015	/S/ ROBERT W. STALLINGS
Robert W. Stallings Director

Date:	February 19, 2015	/S/ DALE W. TREMBLAY
Dale W. Tremblay Director

Date:	February 19, 2015	/S/ IAN J. TURPIN
Ian J. Turpin Director