Form 10-Q
period 2015-03-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2015-04-23
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On April 21, 2015, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share 45,774,646

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended March 31, 2015

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands except share data)

	March 31, 2015	December 31, 2014

Assets
Cash and due from banks	$99,602	$96,524
Interest-bearing deposits	734,945	1,233,990
Securities, available-for-sale	37,649	41,719
Loans held for investment, mortgage finance	5,408,750	4,102,125
Loans held for investment (net of unearned income)	10,760,978	10,154,887
Less: Allowance for loan losses	108,078	100,954
Loans held for investment, net	16,061,650	14,156,058
Premises and equipment, net	16,037	17,368
Accrued interest receivable and other assets	355,163	333,699
Goodwill and intangible assets, net	20,412	20,588
Total assets	$17,325,458	$15,899,946
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$6,050,817	$5,011,619
Interest-bearing	7,816,310	7,348,972
Interest-bearing in foreign branches	255,179	312,709
Total deposits	14,122,306	12,673,300
Accrued interest payable	2,545	4,747
Other liabilities	157,785	145,622
Federal funds purchased and repurchase agreements	125,458	92,676
Other borrowings	1,000,000	1,100,005
Subordinated notes	286,000	286,000
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	15,807,500	14,415,756
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares – 10,000,000
Issued shares – 6,000,000 shares issued at March 31, 2015 and December 31, 2014, respectively	150,000	150,000
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 45,772,662 and 45,735,424 at March 31, 2015 and December 31, 2014, respectively	457	457
Additional paid-in capital	710,943	709,738
Retained earnings	655,326	622,714
Treasury stock (shares at cost: 417 at March 31, 2015 and December 31, 2014)	(8)	(8)
Accumulated other comprehensive income, net of taxes	1,240	1,289
Total stockholders’ equity	1,517,958	1,484,190
Total liabilities and stockholders’ equity	$17,325,458	$15,899,946
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME – UNAUDITED
(In thousands except per share data)

	Three months ended March 31,
	2015	2014
Interest income
Interest and fees on loans	$139,174	$115,872
Securities	358	540
Federal funds sold	116	40
Deposits in other banks	1,260	159
Total interest income	140,908	116,611
Interest expense
Deposits	5,628	4,030
Federal funds purchased	68	95
Repurchase agreements	4	4
Other borrowings	390	72
Subordinated notes	4,191	3,479
Trust preferred subordinated debentures	618	616
Total interest expense	10,899	8,296
Net interest income	130,009	108,315
Provision for credit losses	11,000	5,000
Net interest income after provision for credit losses	119,009	103,315
Non-interest income
Service charges on deposit accounts	2,094	1,696
Trust fee income	1,200	1,282
Bank owned life insurance (BOLI) income	484	509
Brokered loan fees	4,232	2,824
Swap fees	1,986	1,224
Other	2,271	2,821
Total non-interest income	12,267	10,356
Non-interest expense
Salaries and employee benefits	45,828	42,056
Net occupancy expense	5,691	4,768
Marketing	4,218	3,759
Legal and professional	4,048	5,402
Communications and technology	5,078	3,924
FDIC insurance assessment	3,790	2,725
Allowance and other carrying costs for OREO	9	45
Other	7,855	6,638
Total non-interest expense	76,517	69,317
Income before income taxes	54,759	44,354
Income tax expense	19,709	16,089
Net income	35,050	28,265
Preferred stock dividends	2,438	2,438
Net income available to common stockholders	$32,612	$25,827
Other comprehensive income (loss)
Change in net unrealized gain on available-for-sale securities arising during period, before-tax	$(76)	$(162)
Income tax benefit related to net unrealized gain on available-for-sale securities	(27)	(57)
Other comprehensive loss, net of tax	(49)	(105)
Comprehensive income	$35,001	$28,160

Basic earnings per common share	$0.71	$0.61
Diluted earnings per common share	$0.70	$0.60
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands except share data)

	Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
Balance at December 31, 2013	6,000,000	$150,000	41,036,787	$410	$448,208	$496,112	(417)	$(8)	$1,628	$1,096,350
Comprehensive income:
Net income	—	—	—	—	—	28,265	—	—	—	28,265
Change in unrealized gain on available-for-sale securities, net of taxes of $57	—	—	—	—	—	—	—	—	(105)	(105)
Total comprehensive income										28,160
Tax benefit related to exercise of stock-based awards	—	—	—	—	955	—	—	—	—	955
Stock-based compensation expense recognized in earnings	—	—	—	—	1,262	—	—	—	—	1,262
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	—	(2,438)	—	—	—	(2,438)
Issuance of stock related to stock-based awards	—	—	46,660	1	(707)	—	—	—	—	(706)
Issuance of common stock	—	—	1,875,000	19	106,529	—	—	—	—	106,548
Issuance of common stock related to warrants	—	—	773	—	—	—	—	—	—	—
Balance at March 31, 2014	6,000,000	$150,000	42,959,220	$430	$556,247	$521,939	(417)	$(8)	$1,523	$1,230,131

Balance at December 31, 2014	6,000,000	$150,000	45,735,424	$457	$709,738	$622,714	(417)	$(8)	$1,289	$1,484,190
Comprehensive income:
Net income	—	—	—	—	—	35,050	—	—	—	35,050
Change in unrealized gain on available-for-sale securities, net of taxes of $27	—	—	—	—	—	—	—	—	(49)	(49)
Total comprehensive income										35,001
Tax benefit related to exercise of stock-based awards	—	—	—	—	263	—	—	—	—	263
Stock-based compensation expense recognized in earnings	—	—	—	—	991	—	—	—	—	991
Preferred stock dividend	—	—	—	—	—	(2,438)	—	—	—	(2,438)
Issuance of stock related to stock-based awards	—	—	37,238	—	(49)	—	—	—	—	(49)
Balance at March 31, 2015	6,000,000	$150,000	45,772,662	$457	$710,943	$655,326	(417)	$(8)	$1,240	$1,517,958
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	Three months ended March 31,
	2015	2014
Operating activities
Net income from continuing operations	$35,050	$28,265
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,000	5,000
Depreciation and amortization	4,060	3,012
Amortization and accretion on securities	—	1
Bank owned life insurance (BOLI) income	(484)	(509)
Stock-based compensation expense	2,357	4,655
Excess tax expense from stock-based compensation arrangements	(305)	(955)
Gain on sale of assets	—	136
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(24,849)	3,681
Accrued interest payable and other liabilities	8,885	(4,763)
Net cash provided by operating activities	35,714	38,523
Investing activities
Maturities and calls of available-for-sale securities	1,950	7,440
Principal payments received on available-for-sale securities	2,044	2,651
Originations of mortgage finance loans	(21,276,920)	(9,687,691)
Proceeds from pay-offs of mortgage finance loans	19,970,295	9,783,912
Net increase in loans held for investment, excluding mortgage finance loans	(609,967)	(444,070)
Purchase (disposal) of premises and equipment, net	251	(1,161)
Proceeds from sale of foreclosed assets	1,065	3,405
Net cash used in investing activities	(1,911,282)	(335,514)
Financing activities
Net increase in deposits	1,449,006	471,749
Net expense from issuance of stock related to stock-based awards	(49)	(706)
Net proceeds from issuance of common stock	—	106,548
Preferred dividends paid	(2,438)	(2,438)
Net increase in other borrowings	(100,005)	(342,527)
Excess tax benefits from stock-based compensation arrangements	305	955
Net increase (decrease) in Federal funds purchased and repurchase agreements	32,782	(5,077)
Net proceeds from issuance of subordinated notes	—	172,375
Net cash provided by financing activities	1,379,601	400,879
Net increase (decrease) in cash and cash equivalents	(495,967)	103,888
Cash and cash equivalents at beginning of period	1,330,514	153,911
Cash and cash equivalents at end of period	$834,547	$257,799
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$13,101	$6,741
Cash paid during the period for income taxes	891	882
Transfers from loans/leases to OREO and other repossessed assets	1,092	851
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
The consolidated interim financial statements have been prepared without audit. Certain information and footnote disclosures presented in accordance with GAAP have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make interim financial information not misleading. The consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the SEC on February 19, 2015 (the “2014 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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

(2) EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended March 31,
	2015	2014
Numerator:
Net income	$35,050	$28,265
Preferred stock dividends	2,438	2,438
Net income available to common stockholders	$32,612	25,827
Denominator:
Denominator for basic earnings per share— weighted average shares	45,758,655	42,298,355
Effect of employee stock-based awards(1)	210,736	381,597
Effect of warrants to purchase common stock	398,479	540,009
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	46,367,870	43,219,961
Basic earnings per common share	$0.71	$0.61
Diluted earnings per common share	$0.70	$0.60

(1)
Stock options, SARs and RSUs outstanding of 168,300 at March 31, 2015 and 23,000 at March 31, 2014 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

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
At March 31, 2015, our net unrealized gain on the available-for-sale securities portfolio was $1.9 million compared to $2.0 million at December 31, 2014. As a percent of outstanding balances, the unrealized gain was 5.34% and 4.99% at March 31, 2015, and December 31, 2014, respectively. The increase in the unrealized gain percentage at March 31, 2015 is related to the increase in market prices offset by the reduction in the portfolio balance.

The following is a summary of securities (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$26,912	$2,006	$—	$28,918
Municipals	1,308	5	—	1,313
Equity securities(1)	7,522	26	(130)	7,418
	$35,742	$2,037	$(130)	$37,649

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:
Residential mortgage-backed securities	$28,957	$2,108	$—	$31,065
Municipals	3,257	10	—	3,267
Equity securities(1)	7,522	16	(151)	7,387
	$39,736	$2,134	$(151)	$41,719

(1)	Equity securities consist of Community Reinvestment Act funds.
The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands, except percentage data):

	March 31, 2015
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$—	$7,967	$5,250	$13,695	$26,912
Estimated fair value	—	8,394	5,904	14,620	28,918
Weighted average yield(3)	—	4.79%	5.54%	2.36%	3.73%
Municipals:(2)
Amortized cost	745	563	—	—	1,308
Estimated fair value	747	566	—	—	1,313
Weighted average yield(3)	5.51%	5.69%	—	—	5.59%
Equity securities:(4)
Amortized cost	7,522	—	—	—	7,522
Estimated fair value	7,418	—	—	—	7,418
Total available-for-sale securities:
Amortized cost					$35,742
Estimated fair value					$37,649

	December 31, 2014
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$1	$9,151	$5,661	$14,144	$28,957
Estimated fair value	1	9,662	6,333	15,069	31,065
Weighted average yield(3)	6.50%	4.79%	5.54%	2.36%	3.75%
Municipals:(2)
Amortized cost	1,669	1,588	—	—	3,257
Estimated fair value	1,674	1,593	—	—	3,267
Weighted average yield(3)	5.78%	5.79%	—	—	5.79%
Equity securities:(4)
Amortized cost	7,522	—	—	—	7,522
Estimated fair value	7,387	—	—	—	7,387
Total available-for-sale securities:
Amortized cost					$39,736
Estimated fair value					$41,719

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

(4)	These equity securities do not have a stated maturity.
Securities with carrying values of approximately $28.8 million were pledged to secure certain borrowings and deposits at March 31, 2015. Of the pledged securities at March 31, 2015, approximately $9.4 million were pledged for certain deposits, and approximately $19.4 million were pledged for repurchase agreements.
The following table discloses, as of March 31, 2015 and December 31, 2014, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

March 31, 2015	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$—	$—	$6,370	$(130)	$6,370	$(130)

December 31, 2014	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$—	$—	$6,349	$(151)	$6,349	$(151)
At March 31, 2015, we owned one security with an unrealized loss position. This security is a publicly traded equity fund and is subject to market pricing volatility. We do not believe this unrealized loss is “other than temporary”. We have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation have the ability and intent to hold the investment until recovery of fair value.
Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income (loss), net. Comprehensive income for the three months ended March 31, 2015 and 2014 included net after-tax losses of $49,000 and $105,000, respectively, due to changes in the net unrealized gains/losses on securities available-for-sale.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES
At March 31, 2015 and December 31, 2014, loans were as follows (in thousands):

	March 31, 2015	December 31, 2014
Commercial	$6,188,958	$5,869,219
Mortgage finance	5,408,750	4,102,125
Construction	1,559,545	1,416,405
Real estate	2,957,786	2,807,127
Consumer	17,868	19,699
Leases	93,051	99,495
Gross loans held for investment	16,225,958	14,314,070
Deferred income (net of direct origination costs)	(56,230)	(57,058)
Allowance for loan losses	(108,078)	(100,954)
Total	$16,061,650	$14,156,058
Commercial Loans and Leases. Our commercial loan and lease portfolio is comprised of lines of credit for working capital and term loans and leases to finance equipment and other business assets. Our energy production loans are generally collateralized with proven reserves based on appropriate valuation standards and take into account the risk of oil and gas price volatility. Our commercial loans and leases are underwritten after carefully evaluating and understanding the borrower’s ability to operate profitably. Our underwriting standards are designed to promote relationship banking rather than to make loans on a transactional basis. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses.
Mortgage Finance Loans. Our mortgage finance loans consist of ownership interests purchased in single-family residential mortgages funded through our mortgage finance group. These interests are typically on our balance sheet for 10 to 20 days. We have agreements with mortgage lenders and purchase interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans. Balances as of March 31, 2015 and December 31, 2014 are stated net of $429.8 million and $358.3 million participations sold, respectively.
Construction Loans. Our construction loan portfolio consists primarily of single- and multi-family residential properties and commercial projects used in manufacturing, warehousing, service or retail businesses. Our construction loans generally have terms of one to three years. We typically make construction loans to developers, builders and contractors that have an established record of successful project completion and loan repayment and have a substantial equity investment in the borrowers. Loan amounts are derived primarily from the bank's evaluation of expected cash flows available to service debt from stabilized projects under hypothetically stressed conditions. Construction loans are also based in part upon estimates of costs and value associated with the completed project. Sources of repayment for these types of loans may be pre-committed permanent loans from other lenders, sales of developed property or an interim loan commitment from us until permanent financing is obtained. The nature of these loans makes ultimate repayment sensitive to overall economic conditions. Borrowers may not be able to correct conditions of default in loans, increasing risk of exposure to classification, non-performing status, reserve allocation and actual credit loss and foreclosure. These loans typically have floating rates and commitment fees.
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

At March 31, 2015 and December 31, 2014, we had a blanket floating lien on certain real estate-secured loans, mortgage finance loans and certain securities used as collateral for Federal Home Loan Bank (“FHLB”) borrowings.
Portfolio Geographic Concentration
As of March 31, 2015, a substantial majority of our loans held for investment, excluding our mortgage finance loans and other national lines of business, were to businesses with headquarters and operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. Additionally, we may make loans to these businesses and individuals secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover probable losses inherent in the loan portfolio at each balance sheet date.
Summary of Loan Loss Experience
The reserve for loan losses is comprised of specific reserves for impaired loans and an estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We regularly evaluate our reserve for loan losses to maintain an appropriate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of reserves include the credit-worthiness of the borrower, changes in the value of pledged collateral and general economic conditions. All loan commitments rated substandard or worse and greater than $500,000 are specifically reviewed for loss potential. For loans deemed to be impaired, a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit, and any needed reserve is recorded in other liabilities. Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.
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

The methodology used in the periodic review of reserve appropriateness, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality. The changes are reflected in the general reserve and in specific reserves as the collectability of larger classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored, and our reserve appropriateness relies primarily on our loss history. The review of the reserve appropriateness is performed by executive management and presented to a committee of our board of directors for their review. The committee reports to the board as part of the board’s review on a quarterly basis of the Company’s consolidated financial statements.
The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and non-accrual status as of March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$5,933,412	$5,408,750	$1,557,507	$2,939,032	$17,640	$85,253	$15,941,594
Special mention	139,110	—	—	7,153	9	4,065	150,337
Substandard-accruing	57,283	—	2,038	2,619	219	3,561	65,720
Non-accrual	59,153	—	—	8,982	—	172	68,307
Total loans held for investment	$6,188,958	$5,408,750	$1,559,545	$2,957,786	$17,868	$93,051	$16,225,958
December 31, 2014
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$5,738,474	$4,102,125	$1,414,671	$2,785,804	$19,579	$91,044	$14,151,697
Special mention	53,839	—	1,734	8,723	11	4,363	68,670
Substandard-accruing	43,784	—	—	2,653	47	3,915	50,399
Non-accrual	33,122	—	—	9,947	62	173	43,304
Total loans held for investment	$5,869,219	$4,102,125	$1,416,405	$2,807,127	$19,699	$99,495	$14,314,070

The following table details activity in the reserve for loan losses by portfolio segment for the three months ended March 31, 2015 and March 31, 2014. Allocation of a portion of the reserve to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2015
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Unallocated	Total
Beginning balance	$70,654	$—	$7,935	$15,582	$240	$1,141	$5,402	$100,954
Provision for loan losses	23,375	—	(3,472)	(5,601)	149	(138)	(4,068)	10,245
Charge-offs	3,102	—	—	346	62	—	—	3,510
Recoveries	286	—	83	8	4	8	—	389
Net charge-offs (recoveries)	2,816	—	(83)	338	58	(8)	—	3,121
Ending balance	$91,213	$—	$4,546	$9,643	$331	$1,011	$1,334	$108,078
Period end amount allocated to:
Loans individually evaluated for impairment	$10,958	$—	$—	$248	$—	$26	$—	$11,232
Loans collectively evaluated for impairment	80,255	—	4,546	9,395	331	985	1,334	96,846
Ending balance	$91,213	$—	$4,546	$9,643	$331	$1,011	$1,334	$108,078
March 31, 2014
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Unallocated	Total
Beginning balance	$39,868	$—	$14,553	$24,210	$149	$3,105	$5,719	$87,604
Provision for loan losses	6,245	—	583	(495)	56	(575)	(1,104)	4,710
Charge-offs	2,336	—	—	—	61	50	—	2,447
Recoveries	210	—	—	8	25	124	—	367
Net charge-offs (recoveries)	2,126	—	—	(8)	36	(74)	—	2,080
Ending balance	$43,987	$—	$15,136	$23,723	$169	$2,604	$4,615	$90,234
Period end amount allocated to:
Loans individually evaluated for impairment	$6,029	$—	$—	$993	$1	$6	$—	$7,029
Loans collectively evaluated for impairment	37,958	—	15,136	22,730	168	2,598	4,615	83,205
Ending balance	$43,987	$—	$15,136	$23,723	$169	$2,604	$4,615	$90,234

Our recorded investment in loans as of March 31, 2015, December 31, 2014 and March 31, 2014 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows (in thousands):

March 31, 2015
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$61,233	$—	$—	$11,910	$—	$172	$73,315
Loans collectively evaluated for impairment	6,127,725	5,408,750	1,559,545	2,945,876	17,868	92,879	16,152,643
Total	$6,188,958	$5,408,750	$1,559,545	$2,957,786	$17,868	$93,051	$16,225,958
December 31, 2014
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$35,165	$—	$—	$13,880	$62	$173	$49,280
Loans collectively evaluated for impairment	5,834,054	4,102,125	1,416,405	2,793,247	19,637	99,322	14,264,790
Total	$5,869,219	$4,102,125	$1,416,405	$2,807,127	$19,699	$99,495	$14,314,070
March 31, 2014
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$29,023	$—	$—	$21,112	$8	$42	$50,185
Loans collectively evaluated for impairment	5,176,492	2,688,044	1,437,609	2,208,237	14,807	95,220	11,620,409
Total	$5,205,515	$2,688,044	$1,437,609	$2,229,349	$14,815	$95,262	$11,670,594
We have traditionally maintained an unallocated reserve component to compensate for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We believe the level of unallocated reserves at March 31, 2015 is warranted due to the continued uncertain economic environment which has produced losses, including those resulting from borrowers' misstatement of financial information or inaccurate certification of collateral values. Such losses are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses; however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy.
Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of March 31, 2015, $964,000 of our non-accrual loans were earning on a cash basis compared to $310,000 at December 31, 2014. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. In accordance with ASC 310 Receivables ("ASC 310"), we have also included all restructured loans in our impaired loan totals. The following tables detail our impaired loans, by portfolio class, as of March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$31,214	$35,375	$—	$16,810	$—
Energy	1,266	1,266	—	422	10
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	3,688	3,688	—	3,719	—
Commercial	4,132	4,132	—	3,725	—
Secured by 1-4 family	—	—	—	—	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$40,300	$44,461	$—	$24,676	$10
With an allowance recorded:
Commercial
Business loans	$28,117	$28,117	$10,860	$25,741	$—
Energy	636	636	98	881	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	1,944	1,944	46	3,451	—
Commercial	436	436	65	496	—
Secured by 1-4 family	1,710	1,710	137	1,833	—
Consumer	—	—	—	41	—
Leases	172	172	26	173	—
Total impaired loans with an allowance recorded	$33,015	$33,015	$11,232	$32,616	$—
Combined:
Commercial
Business loans	$59,331	$63,492	$10,860	$42,551	$—
Energy	1,902	1,902	98	1,303	10
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	5,632	5,632	46	7,170	—
Commercial	4,568	4,568	65	4,221	—
Secured by 1-4 family	1,710	1,710	137	1,833	—
Consumer	—	—	—	41	—
Leases	172	172	26	173	—
Total impaired loans	$73,315	$77,476	$11,232	$57,292	$10

December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$9,608	$11,857	$—	$7,334	$—
Energy	—	—	—	375	25
Construction
Market risk	—	—	—	118	—
Real estate
Market risk	3,735	3,735	—	7,970	—
Commercial	3,521	3,521	—	2,795	—
Secured by 1-4 family	—	—	—	1,210	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$16,864	$19,113	$—	$19,802	$25
With an allowance recorded:
Commercial
Business loans	$24,553	$25,553	$7,433	$17,705	$—
Energy	1,004	1,004	272	991	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	4,203	4,203	317	5,064	—
Commercial	526	526	79	705	—
Secured by 1-4 family	1,895	1,895	240	2,119	—
Consumer	62	62	9	16	—
Leases	173	173	26	41	—
Total impaired loans with an allowance recorded	$32,416	$33,416	$8,376	$26,641	$—
Combined:
Commercial
Business loans	$34,161	$37,410	$7,433	$25,039	$—
Energy	1,004	1,004	272	1,366	25
Construction
Market risk	—	—	—	118	—
Real estate
Market risk	7,938	7,938	317	13,034	—
Commercial	4,047	4,047	79	3,500	—
Secured by 1-4 family	1,895	1,895	240	3,329	—
Consumer	62	62	9	16	—
Leases	173	173	26	41	—
Total impaired loans	$49,280	$52,529	$8,376	$46,443	$25

Average impaired loans outstanding during the three months ended March 31, 2015 and 2014 totaled $57.3 million and $43.4 million, respectively.
The table below provides an age analysis of our past due loans that are still accruing and non-accrual loans, by portfolio class, as of March 31, 2015 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing(1)	Total Past Due	Non-accrual	Current	Total
Commercial
Business loans	$17,210	$2,591	$2,846	$22,647	$57,251	$4,970,584	$5,050,482
Energy	—	—	—	—	1,902	1,136,574	1,138,476
Mortgage finance loans	—	—	—	—	—	5,408,750	5,408,750
Construction
Market risk	2,845	—	—	2,845	—	1,540,220	1,543,065
Secured by 1-4 family	—	—	—	—	—	16,480	16,480
Real estate
Market risk	5,222	—	125	5,347	3,827	2,282,609	2,291,783
Commercial	—	—	—	—	4,568	568,745	573,313
Secured by 1-4 family	407	—	—	407	587	91,696	92,690
Consumer	422	43	—	465	—	17,403	17,868
Leases	3,118	—	—	3,118	172	89,761	93,051
Total loans held for investment	$29,224	$2,634	$2,971	$34,829	$68,307	$16,122,822	$16,225,958

(1)
Loans past due 90 days and still accruing includes premium finance loans of $2.8 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, a reduction of the face amount of debt or forgiveness of either principal or accrued interest. As of March 31, 2015 and December 31, 2014, we had $319,000 and $1.8 million, respectively, in loans considered restructured that are not on non-accrual. These loans did not have unfunded commitments at March 31, 2015 or December 31, 2014. Of the non-accrual loans at March 31, 2015 and December 31, 2014, $12.7 million and $12.1 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with modified terms in calendar years after the year of the restructure.

The following tables summarize, for the three months ended March 31, 2015 and 2014, loans that were restructured during 2015 and 2014 (in thousands):

March 31, 2015
	Number of Restructured Loans	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Commercial business loans	2	$1,369	$1,369
Total new restructured loans in 2015	2	$1,369	$1,369

March 31, 2014
	Number of Restructured Loans	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Real estate—commercial	1	$1,441	$1,441
Total new restructured loans in 2014	1	$1,441	$1,441
The restructured loans generally include terms to temporarily place loans on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above loans. The restructuring of the loans did not have a significant impact on our allowance for loan losses at March 31, 2015 or 2014.
The following table provides information on how restructured loans were modified during the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014
Extended maturity	$—	$1,441
Combination of maturity extension and payment schedule adjustment	1,369	—
Total	$1,369	$1,441
As of March 31, 2015 and 2014, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
(5) OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO
The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended March 31,
	2015	2014
Beginning balance	$568	$5,110
Additions	1,092	851
Sales	(1,055)	(3,541)
Valuation allowance for OREO	—	—
Direct write-downs	—	—
Ending balance	$605	$2,420
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
The table below summarizes our off-balance sheet financial instruments whose contract amounts represented credit risk (in thousands):

	March 31, 2015	December 31, 2014
Commitments to extend credit	$5,178,514	$5,324,460
Standby letters of credit	173,198	177,808
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
In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the "Basel III Capital Rules"). The Basel III Capital Rules, among other things, (i) introduce a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consist of Common Equity Tier 1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) define Common Equity Tier 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to Common Equity Tier 1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions fully phased in on January 1, 2019.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios CET1, Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of March 31, 2015, that the Company and the Bank met all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of March 31, 2015, and December 31, 2014. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.
Because our bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

The table below summarizes our capital ratios:

	March 31, 2015	December 31, 2014
Company
Risk-based capital:
CET1(1)	7.18%	7.89%
Tier 1 capital	8.57%	9.46%
Total capital	10.71%	11.83%
Leverage	9.53%	10.76%
(1) December 31, 2014 ratio is unaudited.
Our mortgage finance loan volumes can increase significantly at month-end, causing a meaningful difference between ending balance and average balance for any period. At March 31, 2015, our total mortgage finance loans were $5.4 billion compared to the average for the quarter ended March 31, 2015 of $3.7 billion. As CET1, Tier 1 and total capital ratios are calculated using ending risk-weighted assets and our mortgage finance loans are 100% risk-weighted, the quarter-end fluctuation in these balances can significantly impact our reported ratios. Due to the risk profile and liquidity of this asset class, we manage capital allocated to mortgage finance loans based on changing trends in average balances and do not believe that the quarter-end balance is representative of risk characteristics that would justify higher allocations. However, we will continue to monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels.
Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules further limit the amount of dividends that may be paid by our bank. No dividends were declared or paid on common stock during the three months ended March 31, 2015 or 2014.
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
Stock-based compensation consists of SARs and RSUs granted from 2009 through March 31, 2015.

	Three months ended March 31,
(in thousands)	2015	2014
Stock- based compensation expense recognized:
SARs	$104	$143
RSUs	887	1,119
Total compensation expense recognized	$991	$1,262

	March 31, 2015
(in thousands)	Options	SARs and RSUs
Unrecognized compensation expense related to unvested awards	$—	$11,804
Weighted average period over which expense is expected to be recognized, in years	N/A	3.5
In connection with the 2010 Long-term Incentive Plan, the Company has issued cash-based performance units. A summary of the compensation cost for these units is as follows (in thousands):

	Three months ended March 31,
	2015	2014
Cash-based performance units	$1,366	$3,393
(9) FAIR VALUE DISCLOSURES
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

Assets and liabilities measured at fair value at March 31, 2015 and December 31, 2014 are as follows (in thousands):

	Fair Value Measurements Using
March 31, 2015	Level 1	Level 2	Level 3
Available for sale securities:(1)
Residential mortgage-backed securities	$—	$28,918	$—
Municipals	—	1,313	—
Equity securities(2)	—	7,418	—
Loans(3) (5)	—	—	23,210
OREO(4) (5)	—	—	605
Derivative assets(6)	—	43,746	—
Derivative liabilities(6)	—	43,746	—

December 31, 2014
Available for sale securities:(1)
Residential mortgage-backed securities	$—	$31,065	$—
Municipals	—	3,267	—
Equity securities(2)	—	7,387	—
Loans(3) (5)	—	—	23,536
OREO(4) (5)	—	—	568
Derivative assets(6)	—	31,176	—
Derivative liabilities(6)	—	31,176	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Equity securities consist of Community Reinvestment Act funds.

(3)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(4)	OREO is transferred from loans to OREO at fair value less selling costs.

(5)	Fair value of loans and OREO is measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.

(6)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.
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
Loans
During three months ended March 31, 2015 and the year ended December 31, 2014, certain impaired loans were re-evaluated and reported at fair value through a specific allocation of the allowance for loan losses based upon the fair value of the underlying collateral. The $23.2 million total above includes impaired loans at March 31, 2015 with a carrying value of $26.2 million that were reduced by specific allowance allocations totaling $3.0 million for a total reported fair value of $23.2 million based on collateral valuations utilizing Level 3 valuation inputs. The $23.5 million total above includes impaired loans at December 31, 2014 with a carrying value of $29.2 million that were reduced by specific valuation allowance allocations totaling $5.7 million for a total reported fair value of $23.5 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals.
OREO
Certain foreclosed assets, upon initial recognition, are valued based on third party appraisals less estimated selling costs. At March 31, 2015 and December 31, 2014, OREO had a carrying value of $605,000 and $568,000, respectively, with no specific valuation allowance. The fair value of OREO was computed based on third party appraisals, which are Level 3 valuation inputs.
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
A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$834,547	$834,547	$1,330,514	$1,330,514
Securities, available-for-sale	37,649	37,649	41,719	41,719
Loans held for investment, net	16,061,650	16,067,528	14,156,058	14,161,484
Derivative assets	43,746	43,746	31,176	31,176
Deposits	14,122,306	14,122,653	12,673,300	12,673,607
Federal funds purchased	88,384	88,384	66,971	66,971
Customer repurchase agreements	37,074	37,074	25,705	25,705
Other borrowings	1,000,000	1,000,000	1,100,005	1,100,005
Subordinated notes	286,000	292,521	286,000	289,947
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liabilities	43,746	43,746	31,176	31,176

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
Federal funds purchased, customer repurchase agreements, other borrowings, subordinated notes and trust preferred subordinated debentures
The carrying value reported in the consolidated balance sheet for Federal funds purchased, customer repurchase agreements and other short-term, floating rate borrowings approximates their fair value, which are characterized as Level 2 assets in the fair value hierarchy. The fair value of any fixed rate short-term borrowings and trust preferred subordinated debentures is estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar borrowings, which are characterized as Level 3 liabilities in the fair value hierarchy. The subordinated notes are publicly traded and are valued based on market prices, which are characterized as Level 2 liabilities in the fair value hierarchy.
(10) DERIVATIVE FINANCIAL INSTRUMENTS
The fair value of derivative positions outstanding is included in other assets and other liabilities in the accompanying consolidated balance sheets on a net basis when a right of offset exists, based on transactions with a single counterparty that are subject to a legally enforceable master netting agreement.
During three months ended March 31, 2015 and 2014, we entered into certain interest rate derivative positions that are not designated as hedging instruments. These derivative positions relate to transactions in which we enter into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations.

The notional amounts and estimated fair values of interest rate derivative positions outstanding at March 31, 2015 and December 31, 2014 are presented in the following tables (in thousands):

	March 31, 2015			December 31, 2014
	Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging interest rate derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$986,688	$—	$41,868	$866,432	$361	$30,162
Commercial loan/lease interest rate caps	158,403	1,878	—	63,414	1,014	—
Customer counterparties:
Commercial loan/lease interest rate swaps	986,688	41,868	—	866,432	30,162	361
Commercial loan/lease interest rate caps	158,403	—	1,878	63,414	—	1,014
Gross derivatives		43,746	43,746		31,537	31,537
Offsetting derivative assets/liabilities		—	—		(361)	(361)
Net derivatives included in the consolidated balance sheets		$43,746	$43,746		$31,176	$31,176
The weighted-average receive and pay interest rates for interest rate swaps outstanding at March 31, 2015 were as follows:

	March 31, 2015 Weighted-Average Interest Rate		December 31, 2014 Weighted-Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	2.74%	4.70%	2.79%	4.82%
The weighted-average strike rate for outstanding interest rate caps was 2.14% at March 31, 2015 and 1.44% at December 31, 2014.
Our credit exposure on interest rate swaps and caps is limited to the net favorable value and interest payments of all swaps and caps by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the swaps and caps exceeds a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, relating to interest rate swaps and caps was approximately $43.7 million at March 31, 2015 and approximately $31.2 million at December 31, 2014, all of which relates to bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values. At March 31, 2015 and December 31, 2014, we had $44.0 million and $30.2 million, respectively, in cash collateral pledged for these derivatives included in interest-bearing deposits.

(11) NEW ACCOUNTING PRONOUNCEMENTS
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
ASU 2014-12 "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12") requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is intended to resolve the diverse accounting treatments of these types of awards in practice and is effective for annual and interim periods beginning after December 15, 2015. It is not expected to have a significant impact on our consolidated financial statements.

QUARTERLY FINANCIAL SUMMARY – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended March 31, 2015			For the three months ended March 31, 2014
	Average Balance	Revenue/ Expense(1)	Yield/ Rate	Average Balance	Revenue/ Expense(1)	Yield/ Rate
Assets
Securities – taxable	$37,145	$332	3.62%	$47,027	$442	3.81%
Securities – non-taxable(2)	2,785	40	5.82%	10,554	151	5.80%
Federal funds sold	191,297	116	0.25%	73,746	40	0.22%
Deposits in other banks	2,019,567	1,260	0.25%	230,296	159	0.28%
Loans held for investment, mortgage finance loans	3,746,938	27,631	2.99%	2,027,264	16,782	3.36%
Loans held for investment	10,502,172	111,543	4.31%	8,717,969	99,090	4.61%
Less reserve for loan losses	101,042	—	—	87,686	—	—
Loans, net of reserve	14,148,068	139,174	3.99%	10,657,547	115,872	4.41%
Total earning assets	16,398,862	140,922	3.49%	11,019,170	116,664	4.29%
Cash and other assets	459,030			382,198
Total assets	$16,857,892			$11,401,368
Liabilities and Stockholders’ Equity
Transaction deposits	$1,401,626	$444	0.13%	$782,301	$80	0.04%
Savings deposits	5,891,344	4,420	0.30%	4,591,493	3,304	0.29%
Time deposits	447,681	506	0.46%	375,563	351	0.38%
Deposits in foreign branches	304,225	258	0.34%	355,857	295	0.34%
Total interest bearing deposits	8,044,876	5,628	0.28%	6,105,214	4,030	0.27%
Other borrowings	1,172,675	462	0.16%	293,012	171	0.24%
Subordinated notes	286,000	4,191	5.94%	227,667	3,479	6.20%
Trust preferred subordinated debentures	113,406	618	2.21%	113,406	616	2.20%
Total interest bearing liabilities	9,616,957	10,899	0.46%	6,739,299	8,296	0.50%
Demand deposits	5,592,124			3,381,501
Other liabilities	152,639			103,514
Stockholders’ equity	1,496,172			1,177,054
Total liabilities and stockholders’ equity	$16,857,892			$11,401,368
Net interest income(2)		$130,023			$108,368
Net interest margin			3.22%			3.99%
Net interest spread			3.03%			3.79%
Loan spread			3.82%			4.24%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview of Our Business Operations
We commenced our banking operations in December 1998. An important aspect of our growth strategy has been our ability to service and effectively manage a large number of loans and deposit accounts in multiple markets in Texas, as well as several lines of business serving a regional or national clientèle of commercial borrowers. Accordingly, we have created an operations infrastructure sufficient to support our lending and banking operations that we continue to build out as needed to serve a larger customer base and specialized industries.
The following discussion and analysis presents the significant factors affecting our financial condition as of March 31, 2015 and December 31, 2014 and results of operations for three months in the periods ended March 31, 2015 and 2014. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing in Part I, Item 1 of this report.
Results of Operations
Summary of Performance
We reported net income of $35.1 million and net income available to common stockholders of $32.6 million, or $0.70 per diluted common share, for the first quarter of 2015 compared to net income of $28.3 million and net income available to common stockholders of $25.8 million, or $0.60 per diluted common share, for the first quarter of 2014. Return on average common equity (“ROE”) was 9.82% and return on average assets ("ROA") was .84% for the first quarter of 2015, compared to 10.20% and 1.01%, respectively, for the first quarter of 2014. The ROE decrease resulted from an increase in average common equity for the three months ended March 31, 2015, as compared to the same period in 2014, related to the equity offering completed in December 2014. The offering increased total equity by $149.7 million, and also had a dilutive effect on earnings per common share for the three months ended March 31, 2015 as compared to the same period in 2014. The ROA decrease resulted from a combination of reduced yields on loans and a $1.9 billion increase in average liquidity assets for the three months ended March 31, 2015 compared to the same period of 2014.
Net income increased $6.8 million, or 24%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increase was primarily the result of a $21.7 million increase in net interest income and a $1.9 million increase in non-interest income, offset by a $6.0 million increase in the provision for credit losses, a $7.2 million increase in non-interest expense and a $3.6 million increase in income tax expense.
Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income was $130.0 million for the first quarter of 2015, compared to $108.3 million for the first quarter of 2014. The increase was due to an increase in average earning assets of $5.4 billion as compared to the first quarter of 2014. The increase in average earning assets included a $3.5 billion increase in average net loans and a $1.9 billion increase in average liquidity assets, offset by a $17.7 million decrease in average securities. For the quarter ended March 31, 2015, average net loans, liquidity assets and securities represented approximately 86%, 13% and less than 1%, respectively, of average earning assets compared to 97%, 2% and less than 1% for the same quarter of 2014.

Average interest-bearing liabilities for the quarter ended March 31, 2015 increased $2.9 billion from the first quarter of 2014, which included a $1.9 billion increase in interest-bearing deposits, a $879.7 million increase in other borrowings and a $58.3 million increase in long-term debt as a result of the Bank’s issuance of subordinated notes in January 2014. Average demand deposits increased from $3.4 billion at March 31, 2014 to $5.6 billion at March 31, 2015. The average cost of total deposits and borrowed funds remained flat at .17% for the first quarter of 2015 compared to the same period in the prior year. The cost of interest-bearing liabilities decreased from .50% for the quarter ended March 31, 2014 to .46% for the same period of 2015.
The following table (in thousands) presents changes in taxable-equivalent net interest income between the first quarter of 2014 and the first quarter of 2015 and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and changes due to changes in the average interest rate on those assets and liabilities.

	Three months ended March 31, 2015/2014
	Net	Change Due To(1)
	Change	Volume	Yield/Rate
Interest income:
Securities(2)	$(221)	$(204)	$(17)
Loans held for investment, mortgage finance loans	10,849	14,236	(3,387)
Loans held for investment	12,453	20,276	(7,823)
Federal funds sold	76	64	12
Deposits in other banks	1,101	1,235	(134)
Total	24,258	35,607	(11,349)
Interest expense:
Transaction deposits	364	63	301
Savings deposits	1,116	935	181
Time deposits	155	67	88
Deposits in foreign branches	(37)	(43)	6
Borrowed funds	291	513	(222)
Long-term debt	714	891	(177)
Total	2,603	2,426	177
Net interest income	$21,655	$33,181	$(11,526)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable and assume a 35% tax rate.
Net interest margin, which is defined as the ratio of net interest income to average earning assets, was 3.22% for the first quarter of 2015 compared to 3.99% for the first quarter of 2014. The year over year decrease was due to the growth in loans with lower yields, and the $1.9 billion increase in average balances of liquidity assets, which includes Federal funds sold and deposits in other banks. Funding costs, including demand deposits and borrowed funds, remained at .17% for the first quarter of 2015 compared to .17% for the first quarter of 2014. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.32% for the first quarter of 2015 compared to 4.12% for the first quarter of 2014. The decrease resulted from the significant increase in liquidity assets coupled with a reduction in yields on total loans, primarily due to the increased proportion of mortgage finance loans to total loans. Total funding costs, including all deposits, long-term debt and stockholders’ equity decreased to .26% for the first quarter of 2015 compared to .30% for the first quarter of 2014. Average long-term debt increased by $58.3 million from the first quarter of 2014 and the average interest rate on long-term debt for the first quarter of 2015 was 4.88% compared to 4.87% for the same period of 2014.
Non-interest Income
The components of non-interest income were as follows (in thousands):

	Three months ended March 31,
	2015	2014
Service charges on deposit accounts	$2,094	$1,696
Trust fee income	1,200	1,282
Bank owned life insurance (BOLI) income	484	509
Brokered loan fees	4,232	2,824
Swap fees	1,986	1,224
Other	2,271	2,821
Total non-interest income	$12,267	$10,356
Non-interest income increased $1.9 million during the three months ended March 31, 2015 compared to the same period of 2014. This increase was primarily due to a $1.4 million increase in brokered loan fees as a result of an increase in mortgage finance volumes during the first quarter of 2015. Swap fees increased $762,000 during the three months ended March 31, 2015 compared to the same period of 2014. These fees fluctuate from quarter to quarter based on the number and volume of transactions closed during the quarter. Swap fees are fees related to customer swap transactions and are received from the institution that is our counterparty on the transaction. Offsetting these increases was a $550,000 decrease in other non-interest income. Other non-interest income includes such items as letter of credit fees and other general operating income, none of which account for 1% or more of total interest income and non-interest income.
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
Non-interest Expense
The components of non-interest expense were as follows (in thousands):

	Three months ended March 31,
	2015	2014
Salaries and employee benefits	$45,828	$42,056
Net occupancy expense	5,691	4,768
Marketing	4,218	3,759
Legal and professional	4,048	5,402
Communications and technology	5,078	3,924
FDIC insurance assessment	3,790	2,725
Allowance and other carrying costs for OREO	9	45
Other(1)	7,855	6,638
Total non-interest expense	$76,517	$69,317

(1)
Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, due from bank charges and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the first quarter of 2015 increased $7.2 million, or 10%, to $76.5 million from $69.3 million in the first quarter of 2014. The increase is primarily attributable to a $3.8 million increase in salaries and employee benefits expense due to general business growth and as we respond to continued regulatory changes and strategic initiatives.
Net occupancy expense for the three months ended March 31, 2015 increased $923,000 as a result of general business growth and continued build-out needed to support that growth.
Legal and professional expense for three months ended March 31, 2015 decreased $1.4 million compared to the same quarter of 2014. Our legal and professional expense will continue to fluctuate and could increase in the future due to general business growth and as we respond to continued regulatory changes and strategic initiatives.

Communications and technology expense for the three months ended March 31, 2015 increased $1.2 million as a result of general business and customer growth and continued build-out needed to support that growth.
FDIC insurance assessment expense for the three months ended March 31, 2015 increased $1.1 million compared to the same quarter in 2014 as a result of the increase in total assets from March 31, 2014 to March 31, 2015.
Analysis of Financial Condition
Loan Portfolio
Loans were as follows as of the dates indicated (in thousands):

	March 31, 2015	December 31, 2014
Commercial	$6,188,958	$5,869,219
Mortgage finance	5,408,750	4,102,125
Construction	1,559,545	1,416,405
Real estate	2,957,786	2,807,127
Consumer	17,868	19,699
Leases	93,051	99,495
Gross loans held for investment	16,225,958	14,314,070
Deferred income (net of direct origination costs)	(56,230)	(57,058)
Allowance for loan losses	(108,078)	(100,954)
Total loans held for investment, net	$16,061,650	$14,156,058

Total loans net of allowance for loan losses at March 31, 2015 increased $1.9 billion from December 31, 2014 to $16.1 billion. Our business plan focuses primarily on lending to middle market businesses and successful professionals and entrepreneurs, and as such, commercial, real estate and construction loans have comprised a majority of our loan portfolio. Consumer loans generally have represented 1% or less of the portfolio. Mortgage finance loans relate to our mortgage warehouse lending operations in which we invest in mortgage loan ownership interests that are typically sold within 10 to 20 days. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans as well as overall market interest rates and tend to peak at the end of each month.
We originate a substantial majority of all loans held for investment (excluding mortgage finance loans). We also participate in syndicated loan relationships, both as a participant and as an agent. As of March 31, 2015, we had $1.7 billion in syndicated loans, $383.0 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of March 31, 2015, none of our syndicated loans were on non-accrual.
Portfolio Geographic Concentration
As of March 31, 2015, a substantial majority of our loans held for investment, excluding our mortgage finance loans and other national lines of business, were to businesses with headquarters and operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. Additionally, we may make loans to these businesses and individuals, secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.
Summary of Loan Loss Experience
The provision for credit losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $11.0 million during the first quarter of 2015 compared to $6.5 million in the fourth quarter of 2014 and $5.0 million in the first quarter of 2014. The provision was driven by the application of our methodology. The increase in provision recorded during three months ended March 31, 2015 was primarily related to the growth in loans held for investment, excluding mortgage finance loans, and the anticipated downgrades in energy credits.

We continue to maintain an unallocated reserve component to compensate for the uncertainty and complexity in estimating loan and lease losses, including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We believe the level of unallocated reserves at March 31, 2015 is warranted due to the continued uncertain economic environment which has produced losses, including those resulting from borrowers' misstatement of financial information or inaccurate certification of collateral values. Such losses are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses; however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy.

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
The combined reserve for credit losses, which includes a liability for losses on unfunded commitments, totaled $115.9 million at March 31, 2015, $108.0 million at December 31, 2014 and $95.2 million at March 31, 2014. The total reserve percentage increased to 1.08% at March 31, 2015 from 1.06% and 1.07% of loans excluding mortgage finance loans at December 31, 2014 and March 31, 2014, respectively. At March 31, 2015, we believe the reserve is sufficient to cover all expected losses in the portfolio and has been derived from consistent application of the methodology described above. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, our estimate of expected losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

Activity in the reserve for loan losses is presented in the following table (in thousands):

	Three months ended March 31, 2015	Year ended December 31, 2014	Three months ended March 31, 2014
Reserve for loan losses:
Beginning balance	$100,954	$87,604	$87,604
Loans charged-off:
Commercial	3,102	9,803	2,336
Real estate	346	296	50
Consumer	62	266	61
Total charge-offs	3,510	10,365	2,447
Recoveries:
Commercial	286	2,762	210
Real estate	8	79	8
Construction	83	—	—
Consumer	4	162	25
Leases	8	1,082	124
Total recoveries	389	4,085	367
Net charge-offs	3,121	6,280	2,080
Provision for loan losses	10,245	19,630	4,710
Ending balance	$108,078	$100,954	$90,234
Reserve for off-balance sheet credit losses:
Beginning balance	$7,060	$4,690	$4,690
Provision for off-balance sheet credit losses	755	2,370	290
Ending balance	$7,815	$7,060	$4,980
Total reserve for credit losses	$115,893	$108,014	$95,214
Total provision for credit losses	$11,000	$22,000	$5,000
Reserve for loan losses to loans	0.67%	0.71%	0.78%
Reserve for loan losses to loans excluding mortgage finance loans	1.00%	0.99%	1.01%
Net charge-offs to average loans(1)	0.09%	0.05%	0.08%
Net charge-offs to average loans excluding mortgage finance loans(1)	0.12%	0.07%	0.10%
Total provision for credit losses to average loans	0.31%	0.18%	0.19%
Total provision for credit losses to average loans excluding mortgage finance loans	0.42%	0.24%	0.23%
Recoveries to total charge-offs	11.08%	39.41%	15.00%
Reserve for off-balance sheet credit losses to off-balance sheet credit commitments	0.15%	0.13%	0.12%
Combined reserves for credit losses to loans held for investment	0.72%	0.76%	0.82%
Combined reserves for credit losses to loans held for investment excluding mortgage finance loans	1.08%	1.06%	1.07%
Non-performing assets:
Non-accrual loans(4)	$68,307	$43,304	$43,213
OREO(3)	605	568	2,420
Total	$68,912	$43,872	$45,633
Restructured loans	$319	$1,806	$2,825
Loans past due 90 days and still accruing(2)	2,971	5,274	7,869
Reserve for loan losses to non-accrual loans	1.6x	2.3x	2.1x

(1)	Interim period ratios are annualized.

(2)
At March 31, 2015, December 31, 2014 and March 31, 2014, loans past due 90 days and still accruing include premium finance loans of $2.8 million, $3.7 million and $4.7 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(3)	We did not have a valuation allowance recorded against the OREO balance at March 31, 2015, December 31, 2014 or March 31, 2014.

(4)	As of March 31, 2015, December 31, 2014 and March 31, 2014, non-accrual loans included $12.7 million, $12.1 million and $16.3 million, respectively, in loans that met the criteria for restructured.
Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type and OREO (in thousands):

	March 31, 2015	December 31, 2014	March 31, 2014

Commercial	$59,153	$33,122	$26,834
Construction	—	—	—
Real estate	8,982	9,947	16,329
Consumer	—	62	8
Leases	172	173	42
Total non-accrual loans	68,307	43,304	43,213
Repossessed assets:
OREO	605	568	2,420
Total non-performing assets	$68,912	$43,872	$45,633
The table below summarizes the non-accrual loans as segregated by loan type and type of property securing the credit as of March 31, 2015 (in thousands):

Non-accrual loans:
Commercial
Lines of credit secured by the following:
Oil and gas properties	$1,591
Assets of the borrowers	56,329
Other	1,233
Total commercial	59,153
Real estate
Secured by:
Commercial property	4,133
Unimproved land and/or undeveloped residential lots	3,688
Other	1,161
Total real estate	8,982
Leases (commercial leases primarily secured by assets of the lessor)	172
Total non-accrual loans	$68,307

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
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At March 31, 2015 and December 31, 2014, we had $14.0 million and $16.3 million, respectively, in loans of this type which were not included in either non-accrual or 90 days past due categories.
The following table summarizes the assets held in OREO at March 31, 2015 (in thousands):

Undeveloped land and residential lots	$487
Other	118
Total OREO	$605
When foreclosure occurs, fair value, which is generally based on appraised values, may result in partial charge-off of a loan upon taking the collateral, and so long as the collateral is retained, subsequent reductions in appraised values will result in valuation adjustments taken as non-interest expense. In addition, if the decline in value is believed to be permanent and not just driven by market conditions, a direct write-down to the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure related to the appraised values during that holding period. We did not record a valuation expense during the three months ended March 31, 2015 or March 31, 2014.

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the demonstrated marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost effectiveness. For the year ended December 31, 2014 and for the three months ended March 31, 2015, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from Federal funds purchased and FHLB borrowings, generally used to fund mortgage finance assets.
Our liquidity needs for support of growth in loans held for investment have been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding for loans held for investment and other earning assets as possible from deposits of these core customers. These deposits are generated principally through development of long-term relationships with customers and stockholders, with a significant focus on treasury management products. In addition to deposits from our core customers, we also have access to deposits through brokered customer relationships. For regulatory purposes, these relationship brokered deposits are categorized as brokered deposits; however, since these deposits arise from a customer relationship, which involves extensive treasury services, we consider these deposits to be core deposits for our reporting purposes. We also have access to incremental deposits through brokered retail certificates of deposit, or CDs. These traditional brokered deposits are generally of short maturities, 30 to 90 days, and are used to supplement temporary differences in the growth in loans, compared to customer deposits. The following table summarizes our period-end and average year-to-date core customer deposits and brokered deposits (in millions):

	March 31, 2015	December 31, 2014	March 31, 2014
Deposits from core customers	$12,409.4	$10,900.0	$8,173.9
Deposits from core customers as a percent of total deposits	87.9%	86.0%	84.0%
Relationship brokered deposits	$1,712.9	$1,773.3	$1,555.2
Relationship brokered deposits as a percent of total deposits	12.1%	14.0%	16.0%
Traditional brokered deposits	$—	$—	$—
Traditional brokered deposits as a percent of total deposits	—%	—%	—%
Average deposits from core customers(1)	$11,857.2	$9,135.0	$7,966.3
Average deposits from core customers as a percent of total quarterly average deposits(1)	86.9%	84.1%	84.0%
Average relationship brokered deposits(1)	$1,779.8	$1,709.8	$1,520.4
Average relationship brokered deposits as a percent of total quarterly average deposits(1)	13.1%	15.7%	16.0%
Average traditional brokered deposits(1)	$—	$20.7	$—
Average traditional brokered deposits as a percent of total quarterly average deposits(1)	—%	0.2%	—%

(1)	Annual averages presented for December 31, 2014.
We have access to sources of brokered deposits that we estimate to be $3.5 billion. Based on our internal guidelines, we may choose to limit our use of these sources to a lesser amount. Customer deposits (total deposits, including relationship brokered deposits, minus brokered CDs) at March 31, 2015 increased by $1.4 billion from December 31, 2014 and increased $4.4 billion from March 31, 2014.

Additionally, we have short-term borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our mortgage finance assets, due to their liquidity, short duration and interest spreads available. These borrowing sources typically include Federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes and advances from the FHLB and the Federal Reserve. The following table summarizes our short-term borrowings as of March 31, 2015 (in thousands):

Federal funds purchased	$88,384
Repurchase agreements	37,074
FHLB borrowings	1,000,000
Total short-term borrowings	$1,125,458
Maximum borrowings outstanding at any month-end during the year	$1,153,967
The following table summarizes our other borrowing capacities in excess of balances outstanding at March 31, 2015 (in thousands):

FHLB borrowing capacity relating to loans	$4,652,704
FHLB borrowing capacity relating to securities	458
Total FHLB borrowing capacity	$4,653,162
Unused Federal funds lines available from commercial banks	$1,226,000
The following table summarizes our long-term borrowings as of March 31, 2015 (in thousands):

Subordinated notes	$286,000
Trust preferred subordinated debentures	113,406
Total long-term borrowings	$399,406
At March 31, 2015, we had a non-revolving amortizing line of credit with $100.0 million of unused capacity. This line of credit matures on December 22, 2015. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. At March 31, 2015 and December 31, 2014, no borrowings were outstanding.
Our equity capital, including $150 million in preferred stock, averaged $1.5 billion for the three months ended March 31, 2015, as compared to $1.2 billion for the same period in 2014. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
As of March 31, 2015 our capital ratios were above the levels required to be well capitalized. We believe that our earnings, periodic capital raising transactions, and the addition of loan and deposit relationships, will allow us to continue to grow organically.

Commitments and Contractual Obligations
The following table presents significant fixed and determinable contractual payment obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of March 31, 2015, our significant fixed and determinable contractual obligations to third parties, excluding interest, were as follows (in thousands):

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
Deposits without a stated maturity	$13,361,454	$—	$—	$—	$13,361,454
Time deposits	732,344	22,643	5,865	—	760,852
Federal funds purchased and customer repurchase agreements	125,458	—	—	—	125,458
FHLB borrowings	1,000,000	—	—	—	1,000,000
Operating lease obligations(1)	15,747	31,577	31,151	50,923	129,398
Subordinated notes	—	—	—	286,000	286,000
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total contractual obligations	$15,235,003	$54,220	$37,016	$450,329	$15,776,568

(1)	Non-balance sheet item.
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
We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 to the consolidated financial statements. Not all these significant accounting policies require management to make difficult, subjective or complex judgments. However, we believe the policy described below meets the SEC’s definition of a critical accounting policy.
Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with ASC 310, Receivables, and ASC 450, Contingencies. The allowance for loan losses is established through a provision for loan losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the loan losses inherent in the loan portfolio. The allowance for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general reserve, the portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. See “Summary of Loan Loss Experience” and Note 4 – Loans and Allowance for Loan Losses in the accompanying notes to the consolidated financial statements included elsewhere in this report for further discussion of the risk factors considered by management in establishing the allowance for loan losses.

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
We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets held for purposes other than trading. Additionally, we have some market risk relative to commodity prices through our energy lending activities. Petroleum and natural gas commodity prices declined substantially during 2014. Such declines in commodity prices, if sustained or continued, could negatively impact our energy clients' ability to perform on their loan obligations. Management does not expect the current decline in petroleum and natural gas commodity prices to have a material adverse effect on our financial position. Foreign exchange rates, commodity prices and/or equity prices do not pose significant market risk to us.
The responsibility for managing market risk rests with the Balance Sheet Management Committee (“BSMC”), which operates under policy guidelines established by our board of directors. The negative acceptable variation in net interest revenue due to a 200 basis point increase or decrease in interest rates is generally limited by these guidelines to +/- 5%. These guidelines also establish maximum levels for short-term borrowings, short-term assets and public and brokered deposits. They also establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is the ongoing responsibility of the BSMC, with exceptions reported to our board of directors on a quarterly basis. Additionally, the Credit Policy Committee ("CPC") specifically manages risk relative to commodity price market risks. The CPC establishes maximum portfolio concentration levels for energy loans as well as maximum advance rates for energy collateral.
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of March 31, 2015, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
March 31, 2015
(In thousands)

	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Securities(1)	$11,681	$10,053	6,652	$9,263	$37,649
Total variable loans	14,364,905	53,036	—	—	14,417,941
Total fixed loans	351,387	913,091	296,885	246,654	1,808,017
Total loans(2)	14,716,292	966,127	296,885	246,654	16,225,958
Total interest sensitive assets	$14,727,973	$976,180	$303,537	$255,917	$16,263,607
Liabilities:
Interest-bearing customer deposits	$7,565,816	$—	$—	$—	$7,565,816
CDs & IRAs	200,749	276,416	22,643	5,865	505,673
Traditional brokered deposits	—	—	—	—	—
Total interest-bearing deposits	7,766,565	276,416	22,643	5,865	8,071,489
Repurchase agreements, Federal funds purchased, FHLB borrowings	1,125,458	—	—	—	1,125,458
Subordinated notes	—	—	—	286,000	286,000
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	1,125,458	—	—	399,406	1,524,864
Total interest sensitive liabilities	$8,892,023	$276,416	$22,643	$405,271	$9,596,353
GAP	$5,835,950	$699,764	$280,894	$(149,354)	$—
Cumulative GAP	5,835,950	6,535,714	6,816,608	6,667,254	6,667,254

Demand deposits					$6,050,817
Stockholders’ equity					1,517,958
Total					$7,568,775

(1)	Securities based on fair market value.

(2)	Loans are stated at gross.
The table above sets forth the balances as of March 31, 2015 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and loan and deposit account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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
The two “shock test” scenarios assume a sustained parallel 100 and 200 basis point increase in interest rates. As short-term rates have remained low through 2014 and the first quarter of 2015, we do not believe that analysis of an assumed decrease in interest rates would provide meaningful results. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%, at which point we will resume evaluations of shock scenarios in which interest rates decrease.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario		Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	100 bp Increase	200 bp Increase	100 bp Increase	200 bp Increase
	March 31, 2015		March 31, 2014
Change in net interest income	$79,855	$169,010	$46,328	$104,645
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to various claims and legal actions related to operating activities that arise in the ordinary course of business. Management does not currently expect the ultimate disposition of these matters to have a material adverse impact on our financial statements.

ITEM 1A.	RISK FACTORS
There have been no material changes in the risk factors previously disclosed in the Company’s 2014 Form 10-K for the fiscal year ended December 31, 2014.

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

101
The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: April 23, 2015

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

101
The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements