Form 10-Q
period 2015-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2015-07-23
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On July 21, 2015, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share 45,819,304

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended June 30, 2015

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$117,387	$96,524
Interest-bearing deposits	1,321,064	1,233,990
Federal funds sold and securities purchased under resale agreements	16,300	—
Securities, available-for-sale	35,361	41,719
Loans held for investment, mortgage finance	4,906,415	4,102,125
Loans held for investment (net of unearned income)	11,123,325	10,154,887
Less: Allowance for loan losses	118,770	100,954
Loans held for investment, net	15,910,970	14,156,058
Premises and equipment, net	17,951	17,368
Accrued interest receivable and other assets	378,068	333,699
Goodwill and intangible assets, net	20,237	20,588
Total assets	$17,817,338	$15,899,946
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$6,479,073	$5,011,619
Interest-bearing	7,502,937	7,348,972
Interest-bearing in foreign branches	206,266	312,709
Total deposits	14,188,276	12,673,300
Accrued interest payable	4,905	4,747
Other liabilities	161,215	145,622
Federal funds purchased and repurchase agreements	109,007	92,676
Other borrowings	1,400,000	1,100,005
Subordinated notes	286,000	286,000
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	16,262,809	14,415,756
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares – 10,000,000
Issued shares – 6,000,000 shares issued at June 30, 2015 and December 31, 2014	150,000	150,000
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 45,813,388 and 45,735,424 at June 30, 2015 and December 31, 2014, respectively	458	457
Additional paid-in capital	712,222	709,738
Retained earnings	690,826	622,714
Treasury stock (shares at cost: 417 at June 30, 2015 and December 31, 2014)	(8)	(8)
Accumulated other comprehensive income, net of taxes	1,031	1,289
Total stockholders’ equity	1,554,529	1,484,190
Total liabilities and stockholders’ equity	$17,817,338	$15,899,946
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME – UNAUDITED
(In thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest income
Interest and fees on loans	$151,606	$124,234	$290,780	$240,106
Securities	323	471	681	1,011
Federal funds sold and securities purchased under resale agreements	118	8	234	48
Deposits in other banks	1,327	100	2,587	259
Total interest income	153,374	124,813	294,282	241,424
Interest expense
Deposits	5,642	4,246	11,270	8,276
Federal funds purchased	93	115	161	210
Repurchase agreements	4	4	8	8
Other borrowings	528	181	918	253
Subordinated notes	4,191	4,241	8,382	7,720
Trust preferred subordinated debentures	631	619	1,249	1,235
Total interest expense	11,089	9,406	21,988	17,702
Net interest income	142,285	115,407	272,294	223,722
Provision for credit losses	14,500	4,000	25,500	9,000
Net interest income after provision for credit losses	127,785	111,407	246,794	214,722
Non-interest income
Service charges on deposit accounts	2,149	1,764	4,243	3,460
Trust fee income	1,287	1,242	2,487	2,524
Bank owned life insurance (BOLI) income	476	521	960	1,030
Brokered loan fees	5,277	3,357	9,509	6,181
Swap fees	1,035	410	3,021	1,634
Other	2,547	3,239	4,818	6,060
Total non-interest income	12,771	10,533	25,038	20,889
Non-interest expense
Salaries and employee benefits	48,200	39,896	94,028	81,952
Net occupancy expense	5,808	5,073	11,499	9,841
Marketing	3,925	3,795	8,143	7,554
Legal and professional	5,618	7,181	9,666	12,583
Communications and technology	5,647	4,361	10,725	8,285
FDIC insurance assessment	4,211	2,544	8,001	5,269
Allowance and other carrying costs for OREO	6	11	15	56
Other	7,861	6,904	15,716	13,542
Total non-interest expense	81,276	69,765	157,793	139,082
Income before income taxes	59,280	52,175	114,039	96,529
Income tax expense	21,343	18,754	41,052	34,843
Net income	37,937	33,421	72,987	61,686
Preferred stock dividends	2,437	2,437	4,875	4,875
Net income available to common stockholders	$35,500	$30,984	$68,112	$56,811
Other comprehensive income (loss)
Change in net unrealized gain on available-for-sale securities arising during period, before-tax	$(321)	$43	$(397)	$(118)
Income tax expense (benefit) related to net unrealized gain on available-for-sale securities	(112)	15	(139)	(41)
Other comprehensive income (loss), net of tax	(209)	28	(258)	(77)
Comprehensive income	$37,728	$33,449	$72,729	$61,609

Basic earnings per common share	$0.78	$0.72	$1.49	$1.33
Diluted earnings per common share	$0.76	$0.71	$1.47	$1.30
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands except share data)

	Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
Balance at December 31, 2013	6,000,000	$150,000	41,036,787	$410	$448,208	$496,112	(417)	$(8)	$1,628	$1,096,350
Comprehensive income:
Net income	—	—	—	—	—	61,686	—	—	—	61,686
Change in unrealized gain on available-for-sale securities, net of taxes of $41	—	—	—	—	—	—	—	—	(77)	(77)
Total comprehensive income										61,609
Tax benefit related to exercise of stock-based awards	—	—	—	—	1,479	—	—	—	—	1,479
Stock-based compensation expense recognized in earnings	—	—	—	—	2,528	—	—	—	—	2,528
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	—	(4,875)	—	—	—	(4,875)
Issuance of stock related to stock-based awards	—	—	94,845	1	(824)	—	—	—	—	(823)
Issuance of common stock	—	—	1,875,000	19	106,529	—	—	—	—	106,548
Issuance of common stock related to warrants	—	—	99,229	1	(1)	—	—	—	—	—
Balance at June 30, 2014	6,000,000	$150,000	43,105,861	$431	$557,919	$552,923	(417)	$(8)	$1,551	$1,262,816

Balance at December 31, 2014	6,000,000	$150,000	45,735,424	$457	$709,738	$622,714	(417)	$(8)	$1,289	$1,484,190
Comprehensive income:
Net income	—	—	—	—	—	72,987	—	—	—	72,987
Change in unrealized gain on available-for-sale securities, net of taxes of $139	—	—	—	—	—	—	—	—	(258)	(258)
Total comprehensive income										72,729
Tax benefit related to exercise of stock-based awards	—	—	—	—	736	—	—	—	—	736
Stock-based compensation expense recognized in earnings	—	—	—	—	2,103	—	—	—	—	2,103
Preferred stock dividend	—	—	—	—	—	(4,875)	—	—	—	(4,875)
Issuance of stock related to stock-based awards	—	—	77,964	1	(355)	—	—	—	—	(354)
Balance at June 30, 2015	6,000,000	$150,000	45,813,388	$458	$712,222	$690,826	(417)	$(8)	$1,031	$1,554,529
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	Six months ended June 30,
	2015	2014
Operating activities
Net income from continuing operations	$72,987	$61,686
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	25,500	9,000
Depreciation and amortization	8,289	6,693
Amortization and accretion on securities	—	—
Bank owned life insurance (BOLI) income	(960)	(1,030)
Stock-based compensation expense	6,641	7,233
Excess tax expense from stock-based compensation arrangements	(779)	(1,479)
Gain on sale of assets	24	(709)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(50,485)	(51,854)
Accrued interest payable and other liabilities	12,090	(1,324)
Net cash provided by operating activities	73,307	28,216
Investing activities
Maturities and calls of available-for-sale securities	1,950	8,474
Principal payments received on available-for-sale securities	4,011	5,292
Originations of mortgage finance loans	(45,359,254)	(23,694,564)
Proceeds from pay-offs of mortgage finance loans	44,554,964	22,778,580
Net increase in loans held for investment, excluding mortgage finance loans	(976,122)	(671,896)
Purchase (disposal) of premises and equipment, net	(2,635)	(6,193)
Proceeds from sale of foreclosed assets	1,164	5,763
Net cash used in investing activities	(1,775,922)	(1,574,544)
Financing activities
Net increase in deposits	1,514,976	1,499,937
Net expense from issuance of stock related to stock-based awards	(354)	(823)
Net proceeds from issuance of common stock	—	106,548
Preferred dividends paid	(4,875)	(4,875)
Net increase (decrease) in other borrowings	299,995	(149,473)
Excess tax benefits from stock-based compensation arrangements	779	1,479
Net increase in Federal funds purchased and repurchase agreements	16,331	124,391
Net proceeds from issuance of subordinated notes	—	172,375
Net cash provided by financing activities	1,826,852	1,749,559
Net increase in cash and cash equivalents	124,237	203,231
Cash and cash equivalents at beginning of period	1,330,514	153,911
Cash and cash equivalents at end of period	$1,454,751	$357,142
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$21,830	$13,780
Cash paid during the period for income taxes	42,934	33,702
Transfers from loans/leases to OREO and other repossessed assets	1,177	851
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
The consolidated interim financial statements have been prepared without audit. Certain information and footnote disclosures presented in accordance with GAAP have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make the interim financial information not misleading. The consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the SEC on February 19, 2015 (the “2014 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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

(2) EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$37,937	$33,421	$72,987	$61,686
Preferred stock dividends	2,437	2,437	4,875	4,875
Net income available to common stockholders	35,500	30,984	$68,112	56,811
Denominator:
Denominator for basic earnings per share— weighted average shares	45,790,093	43,075,213	45,774,461	42,735,580
Effect of employee stock-based awards(1)	229,378	336,993	219,448	359,794
Effect of warrants to purchase common stock	423,942	432,809	411,281	486,113
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	46,443,413	43,845,015	46,405,190	43,581,487
Basic earnings per common share	$0.78	$0.72	$1.49	$1.33
Diluted earnings per common share	$0.76	$0.71	$1.47	$1.30

(1)
Stock options, SARs and RSUs outstanding of 173,382 at June 30, 2015 and 46,000 at June 30, 2014 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

(3) SECURITIES
Securities are identified as either held-to-maturity or available-for-sale based upon various factors, including asset/liability management strategies, liquidity and profitability objectives and regulatory requirements. Held-to-maturity securities are carried at cost, adjusted for amortization of premiums or accretion of discounts. Available-for-sale securities are securities that may be sold prior to maturity based upon asset/liability management decisions. Securities identified as available-for-sale are carried at fair value. Unrealized gains or losses on available-for-sale securities are recorded as accumulated other comprehensive income in stockholders’ equity, net of taxes. Amortization of premiums or accretion of discounts on mortgage-backed securities is periodically adjusted for estimated prepayments. Realized gains and losses and declines in value judged to be other-than-temporary are included in gain (loss) on sale of securities. The cost of securities sold is based on the specific identification method.
At June 30, 2015, our net unrealized gain on the available-for-sale securities portfolio was $1.6 million compared to $2.0 million at December 31, 2014. As a percent of outstanding balances, the unrealized gain was 4.70% and 4.99% at June 30, 2015, and December 31, 2014, respectively. The decrease in the unrealized gain percentage at June 30, 2015 is related to the reduction in the portfolio balance due to paydowns and maturities.

The following is a summary of available-for-sale securities (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Residential mortgage-backed securities	$24,945	$1,781	$—	$26,726
Municipals	1,308	5	—	1,313
Equity securities(1)	7,522	12	(212)	7,322
	$33,775	$1,798	$(212)	$35,361

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Residential mortgage-backed securities	$28,957	$2,108	$—	$31,065
Municipals	3,257	10	—	3,267
Equity securities(1)	7,522	16	(151)	7,387
	$39,736	$2,134	$(151)	$41,719

(1)	Equity securities consist of Community Reinvestment Act funds.
The amortized cost and estimated fair value of available-for-sale securities are presented below by contractual maturity (in thousands, except percentage data):

	June 30, 2015
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$71	$6,800	$4,890	$13,184	$24,945
Estimated fair value	72	7,105	5,479	14,070	26,726
Weighted average yield(3)	5.53%	4.77%	5.54%	2.40%	3.67%
Municipals:(2)
Amortized cost	745	563	—	—	1,308
Estimated fair value	747	566	—	—	1,313
Weighted average yield(3)	5.51%	5.69%	—	—	5.59%
Equity securities:(4)
Amortized cost	7,522	—	—	—	7,522
Estimated fair value	7,322	—	—	—	7,322
Total available-for-sale securities:
Amortized cost					$33,775
Estimated fair value					$35,361

	December 31, 2014
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$1	$9,151	$5,661	$14,144	$28,957
Estimated fair value	1	9,662	6,333	15,069	31,065
Weighted average yield(3)	6.50%	4.79%	5.54%	2.36%	3.75%
Municipals:(2)
Amortized cost	1,669	1,588	—	—	3,257
Estimated fair value	1,674	1,593	—	—	3,267
Weighted average yield(3)	5.78%	5.79%	—	—	5.79%
Equity securities:(4)
Amortized cost	7,522	—	—	—	7,522
Estimated fair value	7,387	—	—	—	7,387
Total available-for-sale securities:
Amortized cost					$39,736
Estimated fair value					$41,719

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

(4)	These equity securities do not have a stated maturity.
Securities with carrying values of approximately $25.5 million were pledged to secure certain borrowings and deposits at June 30, 2015. Of the pledged securities at June 30, 2015, approximately $8.4 million were pledged for certain deposits, and approximately $17.1 million were pledged for repurchase agreements.
The following table discloses, as of June 30, 2015 and December 31, 2014, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

June 30, 2015	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$—	$—	$6,288	$(212)	$6,288	$(212)

December 31, 2014	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$—	$—	$6,349	$(151)	$6,349	$(151)
At June 30, 2015, we owned one security with an unrealized loss position. This security is a publicly traded equity fund and is subject to market pricing volatility. We do not believe this unrealized loss is “other than temporary”. We have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation have the ability and intent to hold the investment until recovery of fair value.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES
At June 30, 2015 and December 31, 2014, loans were as follows (in thousands):

	June 30, 2015	December 31, 2014
Commercial	$6,388,707	$5,869,219
Mortgage finance	4,906,415	4,102,125
Construction	1,837,532	1,416,405
Real estate	2,834,005	2,807,127
Consumer	23,789	19,699
Leases	97,025	99,495
Gross loans held for investment	16,087,473	14,314,070
Deferred income (net of direct origination costs)	(57,733)	(57,058)
Allowance for loan losses	(118,770)	(100,954)
Total	$15,910,970	$14,156,058
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
Mortgage Finance Loans. Our mortgage finance loans consist of ownership interests purchased in single-family residential mortgages funded through our mortgage finance group. These interests are typically on our balance sheet for 10 to 20 days. We have agreements with mortgage lenders and purchase interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans. Balances as of June 30, 2015 and December 31, 2014 are stated net of $541.0 million and $358.3 million participations sold, respectively.
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
Real Estate Loans. A portion of our real estate loan portfolio is comprised of loans secured by properties other than market risk or investment-type real estate. Market risk loans are real estate loans where the primary source of repayment is expected to come from the sale, permanent financing or lease of the real property collateral. We generally provide temporary financing for commercial and residential property. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Our real estate loans generally have maximum terms of five to seven years, and we provide loans with both floating and fixed rates. We generally avoid long-term loans for commercial real estate held for investment. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Appraised values may be highly variable due to market conditions, the impact of the inability of potential purchasers and lessees to obtain financing and a lack of transactions at comparable values.

At June 30, 2015 and December 31, 2014, we had a blanket floating lien on certain real estate-secured loans, mortgage finance loans and certain securities used as collateral for Federal Home Loan Bank (“FHLB”) borrowings.
Portfolio Geographic Concentration
As of June 30, 2015, a substantial majority of our loans held for investment, excluding our mortgage finance loans and other national lines of business, were to businesses with headquarters and operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. Additionally, we may make loans to these businesses and individuals secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover probable losses inherent in the loan portfolio at each balance sheet date.
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
The reserve allocation percentages assigned to each credit grade have been developed based primarily on an analysis of our historical loss rates. The allocations are adjusted for certain qualitative factors for such things as general economic conditions and changes in credit policies and lending standards. Changes in the trend and severity of problem loans can cause the estimation of losses to differ from past experience. In addition, the reserve reflects the results of reviews performed by the Company's independent Credit Review function as reflected in their confirmations of assigned credit grades within the portfolio. The Credit Review function reports to the Credit Risk Committee of the Company's board of directors with administrative oversight from the Company's Chief Risk Officer. The portion of the allowance that is not derived by the allowance allocation percentages compensates for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. Examples of risks that support the Company's maintaining an unallocated reserve include the possibility of precipitous negative changes in economic conditions and borrowers' submission of financial statements or certifications of collateral value that subsequently prove to be materially inaccurate for reason of either misstatement or omission of critical information. These situations, while not common, do not necessarily correlate well with the general risk profile presented by assigned credit grade and product type categories. We evaluate many factors and conditions in determining the unallocated portion of the allowance, including amount and frequency of losses attributable to issues not specifically addressed or included in the determination and application of the allowance allocation percentages. We consider the allowance to be appropriate, given management’s assessment of probable losses within the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in the Company’s market areas and other factors.

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
The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and non-accrual status as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$6,142,326	$4,906,415	$1,819,735	$2,804,448	$23,568	$89,990	$15,786,482
Special mention	100,638	—	—	20,330	7	505	121,480
Substandard-accruing	53,678	—	1,048	1,558	214	93	56,591
Non-accrual	92,065	—	16,749	7,669	—	6,437	122,920
Total loans held for investment	$6,388,707	$4,906,415	$1,837,532	$2,834,005	$23,789	$97,025	$16,087,473

December 31, 2014
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$5,738,474	$4,102,125	$1,414,671	$2,785,804	$19,579	$91,044	$14,151,697
Special mention	53,839	—	1,734	8,723	11	4,363	68,670
Substandard-accruing	43,784	—	—	2,653	47	3,915	50,399
Non-accrual	33,122	—	—	9,947	62	173	43,304
Total loans held for investment	$5,869,219	$4,102,125	$1,416,405	$2,807,127	$19,699	$99,495	$14,314,070

The following table details activity in the reserve for loan losses by portfolio segment for the six months ended June 30, 2015 and June 30, 2014. Allocation of a portion of the reserve to one category of loans does not preclude its availability to absorb losses in other categories.

June 30, 2015
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Unallocated	Total
Beginning balance	$70,654	$—	$7,935	$15,582	$240	$1,141	$5,402	$100,954
Provision for loan losses	37,666	—	(4,066)	(6,509)	144	(831)	(1,778)	24,626
Charge-offs	8,520	—	—	346	62	—	—	8,928
Recoveries	1,710	—	355	20	10	23	—	2,118
Net charge-offs (recoveries)	6,810	—	(355)	326	52	(23)	—	6,810
Ending balance	$101,510	$—	$4,224	$8,747	$332	$333	$3,624	$118,770
Period end amount allocated to:
Loans individually evaluated for impairment	$13,717	$—	$—	$337	$—	$1	$—	$14,055
Loans collectively evaluated for impairment	87,793	—	4,224	8,410	332	332	3,624	104,715
Ending balance	$101,510	$—	$4,224	$8,747	$332	$333	$3,624	$118,770

June 30, 2014
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Unallocated	Total
Beginning balance	$39,868	$—	$14,553	$24,210	$149	$3,105	$5,719	$87,604
Provision for loan losses	13,714	—	199	(3,891)	114	(1,930)	(139)	8,067
Charge-offs	7,526	—	—	296	101	—	—	7,923
Recoveries	2,239	—	—	47	31	1,049	—	3,366
Net charge-offs (recoveries)	5,287	—	—	249	70	(1,049)	—	4,557
Ending balance	$48,295	$—	$14,752	$20,070	$193	$2,224	$5,580	$91,114
Period end amount allocated to:
Loans individually evaluated for impairment	$6,293	$—	$—	$722	$—	$3	$—	$7,018
Loans collectively evaluated for impairment	42,002	—	14,752	19,348	193	2,221	5,580	84,096
Ending balance	$48,295	$—	$14,752	$20,070	$193	$2,224	$5,580	$91,114

Our recorded investment in loans as of June 30, 2015, December 31, 2014 and June 30, 2014 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows (in thousands):

June 30, 2015
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$93,944	$—	$16,749	$10,565	$—	$6,437	$127,695
Loans collectively evaluated for impairment	6,294,763	4,906,415	1,820,783	2,823,440	23,789	90,588	15,959,778
Total	$6,388,707	$4,906,415	$1,837,532	$2,834,005	$23,789	$97,025	$16,087,473

December 31, 2014
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$35,165	$—	$—	$13,880	$62	$173	$49,280
Loans collectively evaluated for impairment	5,834,054	4,102,125	1,416,405	2,793,247	19,637	99,322	14,264,790
Total	$5,869,219	$4,102,125	$1,416,405	$2,807,127	$19,699	$99,495	$14,314,070

June 30, 2014
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$27,679	$—	$—	$19,790	$—	$22	$47,491
Loans collectively evaluated for impairment	5,267,689	3,700,253	1,567,667	2,212,130	15,847	95,892	12,859,478
Total	$5,295,368	$3,700,253	$1,567,667	$2,231,920	$15,847	$95,914	$12,906,969
We have traditionally maintained an unallocated reserve component to compensate for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We believe the level of unallocated reserves at June 30, 2015 is warranted due to the continued uncertain economic environment which has produced losses, including those resulting from borrowers' misstatement of financial information or inaccurate certification of collateral values. Such losses are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses; however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy.
Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of June 30, 2015, $904,100 of our non-accrual loans were earning on a cash basis compared to $310,000 at December 31, 2014. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. In accordance with ASC 310 Receivables ("ASC 310"), we have also included all restructured loans in our impaired loan totals. The following tables detail our impaired loans, by portfolio class, as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$11,557	$15,805	$—	$20,736	$—
Energy	37,938	37,938	—	6,956	28
Construction
Market risk	16,749	16,749	—	2,792	—
Real estate
Market risk	3,639	3,639	—	3,696	—
Commercial	2,951	2,951	—	3,732	—
Secured by 1-4 family	—	—	—	—	—
Consumer	—	—	—	—	—
Leases	6,432	6,432	—	1,072	—
Total impaired loans with no allowance recorded	$79,266	$83,514	$—	$38,984	$28
With an allowance recorded:
Commercial
Business loans	$44,153	$47,153	$13,672	$29,602	$—
Energy	296	296	45	702	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	1,920	1,920	46	2,693	—
Commercial	436	436	65	466	—
Secured by 1-4 family	1,619	1,619	226	1,757	—
Consumer	—	—	—	21	—
Leases	5	5	1	145	—
Total impaired loans with an allowance recorded	$48,429	$51,429	$14,055	$35,386	$—
Combined:
Commercial
Business loans	$55,710	$62,958	$13,672	$50,338	$—
Energy	38,234	38,234	45	7,658	28
Construction
Market risk	16,749	16,749	—	2,792	—
Real estate
Market risk	5,559	5,559	46	6,389	—
Commercial	3,387	3,387	65	4,198	—
Secured by 1-4 family	1,619	1,619	226	1,757	—
Consumer	—	—	—	21	—
Leases	6,437	6,437	1	1,217	—
Total impaired loans	$127,695	$134,943	$14,055	$74,370	$28

December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$9,608	$11,857	$—	$7,334	$—
Energy	—	—	—	375	25
Construction
Market risk	—	—	—	118	—
Real estate
Market risk	3,735	3,735	—	7,970	—
Commercial	3,521	3,521	—	2,795	—
Secured by 1-4 family	—	—	—	1,210	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$16,864	$19,113	$—	$19,802	$25
With an allowance recorded:
Commercial
Business loans	$24,553	$25,553	$7,433	$17,705	$—
Energy	1,004	1,004	272	991	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	4,203	4,203	317	5,064	—
Commercial	526	526	79	705	—
Secured by 1-4 family	1,895	1,895	240	2,119	—
Consumer	62	62	9	16	—
Leases	173	173	26	41	—
Total impaired loans with an allowance recorded	$32,416	$33,416	$8,376	$26,641	$—
Combined:
Commercial
Business loans	$34,161	$37,410	$7,433	$25,039	$—
Energy	1,004	1,004	272	1,366	25
Construction
Market risk	—	—	—	118	—
Real estate
Market risk	7,938	7,938	317	13,034	—
Commercial	4,047	4,047	79	3,500	—
Secured by 1-4 family	1,895	1,895	240	3,329	—
Consumer	62	62	9	16	—
Leases	173	173	26	41	—
Total impaired loans	$49,280	$52,529	$8,376	$46,443	$25

Average impaired loans outstanding during the six months ended June 30, 2015 and 2014 totaled $74.4 million and $46.3 million, respectively.
The table below provides an age analysis of our past due loans that are still accruing and non-accrual loans, by portfolio class, as of June 30, 2015 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing(1)	Total Past Due	Non-accrual	Current	Total
Commercial
Business loans	$16,670	$29,520	$5,460	$51,650	$53,831	$5,179,526	$5,285,007
Energy	—	—	22	22	38,234	1,065,444	1,103,700
Mortgage finance loans	—	—	—	—	—	4,906,415	4,906,415
Construction
Market risk	—	—	—	—	16,749	1,803,414	1,820,163
Secured by 1-4 family	—	—	—	—	—	17,369	17,369
Real estate
Market risk	2,300	—	—	2,300	3,779	2,197,463	2,203,542
Commercial	—	—	—	—	3,387	522,498	525,885
Secured by 1-4 family	500	—	—	500	503	103,575	104,578
Consumer	184	25	—	209	—	23,580	23,789
Leases	235	—	—	235	6,437	90,353	97,025
Total loans held for investment	$19,889	$29,545	$5,482	$54,916	$122,920	$15,909,637	$16,087,473

(1)
Loans past due 90 days and still accruing includes premium finance loans of $4.8 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, a reduction of the face amount of debt or forgiveness of either principal or accrued interest. As of June 30, 2015 and December 31, 2014, we had $249,000 and $1.8 million, respectively, in loans considered restructured that are not on non-accrual. These loans did not have unfunded commitments at June 30, 2015 or December 31, 2014. Of the non-accrual loans at June 30, 2015 and December 31, 2014, $28.2 million and $12.1 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with modified terms in calendar years after the year of the restructure.

The following tables summarize, for the six months ended June 30, 2015 and 2014, loans that were restructured during 2015 and 2014 (in thousands):

June 30, 2015
	Number of Restructured Loans	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Commercial business loans	4	$18,329	$16,960
Total new restructured loans in 2015	4	$18,329	$16,960

June 30, 2014
	Number of Restructured Loans	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Real estate—commercial	1	$1,441	$1,430
Total new restructured loans in 2014	1	$1,441	$1,430
The restructured loans generally include terms to temporarily place loans on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above loans. The restructuring of the loans did not have a significant impact on our allowance for loan losses at June 30, 2015 or 2014.
The following table provides information on how restructured loans were modified during the six months ended June 30, 2015 and 2014 (in thousands):

	Six months ended June 30,
	2015	2014
Extended maturity	$—	$1,430
Combination of maturity extension and payment schedule adjustment	16,960	—
Total	$16,960	$1,430
As of June 30, 2015 and 2014, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
(5) OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO
The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning balance	$605	$2,420	$568	$5,110
Additions	85	—	1,177	851
Sales	(81)	(1,735)	(1,136)	(5,276)
Valuation allowance for OREO	—	—	—	—
Direct write-downs	—	—	—	—
Ending balance	$609	$685	$609	$685
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
The table below summarizes our off-balance sheet financial instruments whose contract amounts represented credit risk (in thousands):

	June 30, 2015	December 31, 2014
Commitments to extend credit	$5,256,986	$5,324,460
Standby letters of credit	186,483	177,808
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
Quantitative measures established by these regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios CET1, Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of June 30, 2015, that the Company and the Bank met all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of June 30, 2015, and December 31, 2014. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material adverse effect on our financial condition and results of operations.
Because our bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

The table below summarizes our capital ratios:

	June 30, 2015	December 31, 2014
Company
Risk-based capital:
CET1(1)	7.43%	7.89%
Tier 1 capital	8.82%	9.46%
Total capital	11.03%	11.83%
Leverage	9.03%	10.76%
(1) December 31, 2014 ratio is unaudited.
Our mortgage finance loan volumes can increase significantly at month-end, causing a meaningful difference between ending balance and average balance for any period. At June 30, 2015, our total mortgage finance loans were $4.9 billion compared to the average for the quarter ended June 30, 2015 of $4.6 billion. As CET1, Tier 1 and total capital ratios are calculated using ending risk-weighted assets and our mortgage finance loans are 100% risk-weighted, the quarter-end fluctuation in these balances can significantly impact our reported ratios. Due to the risk profile and liquidity of this asset class, we manage capital allocated to mortgage finance loans based on changing trends in average balances and do not believe that the quarter-end balance is representative of risk characteristics that would justify higher allocations. However, we will continue to monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels.
Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules further limit the amount of dividends that may be paid by our bank. No dividends were declared or paid on common stock during the three and six months ended June 30, 2015 or 2014.
(8) STOCK-BASED COMPENSATION
On May 19, 2015, the Company's stockholders approved the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan (the "2015 Plan"), which provides for the issuance of up to 2,550,000 shares of common stock for compensation to the Company's key employees, certain key contractors and non-employee directors, subject to increase by up to approximately 751,887 shares underlying outstanding stock-settled awards granted pursuant to prior plans that may be forfeited, expire or may be canceled and available for reuse in the future pursuant to the terms of the 2015 Plan.
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
Stock-based compensation consists of SARs and RSUs granted from 2009 through June 30, 2015.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Stock- based compensation expense recognized:
SARs	$93	$148	$197	$291
RSUs	1,019	1,118	1,906	2,237
Total compensation expense recognized	$1,112	$1,266	$2,103	$2,528

	June 30, 2015
(in thousands)	Options	SARs and RSUs
Unrecognized compensation expense related to unvested awards	$—	$13,839
Weighted average period over which expense is expected to be recognized, in years	N/A	3.4
In connection with the 2010 Long-term Incentive Plan, the Company has issued cash-based performance units. A summary of the compensation cost for these units is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Cash-based performance units	$3,172	$1,312	$4,538	$4,705
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

Assets and liabilities measured at fair value at June 30, 2015 and December 31, 2014 are as follows (in thousands):

	Fair Value Measurements Using
June 30, 2015	Level 1	Level 2	Level 3
Available for sale securities:(1)
Residential mortgage-backed securities	$—	$26,726	$—
Municipals	—	1,313	—
Equity securities(2)	—	7,322	—
Loans(3) (5)	—	—	52,389
OREO(4) (5)	—	—	609
Derivative assets(6)	—	33,576	—
Derivative liabilities(6)	—	33,576	—

December 31, 2014
Available for sale securities:(1)
Residential mortgage-backed securities	$—	$31,065	$—
Municipals	—	3,267	—
Equity securities(2)	—	7,387	—
Loans(3) (5)	—	—	23,536
OREO(4) (5)	—	—	568
Derivative assets(6)	—	31,176	—
Derivative liabilities(6)	—	31,176	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Equity securities consist of Community Reinvestment Act funds.

(3)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(4)	OREO is transferred from loans to OREO at fair value less selling costs.

(5)	Fair value of loans and OREO is measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.

(6)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.
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
Loans
During six months ended June 30, 2015 and the year ended December 31, 2014, certain impaired loans were re-evaluated and reported at fair value through a specific allocation of the allowance for loan losses based upon the fair value of the underlying collateral. The $52.4 million reported fair value above includes impaired loans at June 30, 2015 with a carrying value of $58.6 million that were reduced by specific allowance allocations totaling $6.2 million based on collateral valuations utilizing Level 3 valuation inputs. The $23.5 million reported fair value above includes impaired loans at December 31, 2014 with a carrying value of $29.2 million that were reduced by specific valuation allowance allocations totaling $5.7 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals.
OREO
Certain foreclosed assets, upon initial recognition, are valued based on third party appraisals less estimated selling costs. At June 30, 2015 and December 31, 2014, OREO had a carrying value of $609,000 and $568,000, respectively, with no specific valuation allowance. The fair value of OREO was computed based on third party appraisals, which are Level 3 valuation inputs.

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
A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$1,454,751	$1,454,751	$1,330,514	$1,330,514
Securities, available-for-sale	35,361	35,361	41,719	41,719
Loans held for investment, net	15,910,970	15,912,316	14,156,058	14,161,484
Derivative assets	33,576	33,576	31,176	31,176
Deposits	14,188,276	14,188,818	12,673,300	12,673,607
Federal funds purchased	79,088	79,088	66,971	66,971
Customer repurchase agreements	29,919	29,919	25,705	25,705
Other borrowings	1,400,000	1,400,000	1,100,005	1,100,005
Subordinated notes	286,000	287,807	286,000	289,947
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liabilities	33,576	33,576	31,176	31,176
The following methods and assumptions were used by the Company in estimating fair value disclosures for its financial instruments:
Cash and cash equivalents
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair value, which is characterized as a Level 1 asset in the fair value hierarchy
Securities
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
Loans held for investment, net
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

Deposits
Deposits are characterized as Level 3 liabilities in the fair value hierarchy. The carrying amounts for variable-rate money market accounts approximate their fair value. Fixed-term certificate of deposit fair values are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar certificates to a schedule of aggregated expected monthly maturities.
Federal funds purchased, customer repurchase agreements, other borrowings, subordinated notes and trust preferred subordinated debentures
The carrying values reported in the consolidated balance sheets for Federal funds purchased, customer repurchase agreements and other short-term, floating rate borrowings approximate their fair values, which are characterized as Level 2 assets in the fair value hierarchy. The fair values of any fixed rate short-term borrowings and trust preferred subordinated debentures are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar borrowings, which are characterized as Level 3 liabilities in the fair value hierarchy. The subordinated notes are publicly traded and are valued based on market prices, which are characterized as Level 2 liabilities in the fair value hierarchy.
(10) DERIVATIVE FINANCIAL INSTRUMENTS
The fair value of derivative positions outstanding is included in accrued interest receivable and other assets and other liabilities in the accompanying consolidated balance sheets on a net basis when a right of offset exists, based on transactions with a single counterparty that are subject to a legally enforceable master netting agreement.
During three months ended June 30, 2015 and 2014, we entered into certain interest rate derivative positions that are not designated as hedging instruments. These derivative positions relate to transactions in which we enter into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations.

The notional amounts and estimated fair values of interest rate derivative positions outstanding at June 30, 2015 and December 31, 2014 are presented in the following tables (in thousands):

	June 30, 2015			December 31, 2014
	Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging interest rate derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$1,016,251	$212	$31,162	$866,432	$361	$30,162
Commercial loan/lease interest rate caps	223,828	2,414	—	63,414	1,014	—
Customer counterparties:
Commercial loan/lease interest rate swaps	1,016,251	31,162	212	866,432	30,162	361
Commercial loan/lease interest rate caps	223,828	—	2,414	63,414	—	1,014
Gross derivatives		33,788	33,788		31,537	31,537
Offsetting derivative assets/liabilities		(212)	(212)		(361)	(361)
Net derivatives included in the consolidated balance sheets		$33,576	$33,576		$31,176	$31,176
The weighted-average receive and pay interest rates for interest rate swaps outstanding at June 30, 2015 were as follows:

	June 30, 2015 Weighted-Average Interest Rate		December 31, 2014 Weighted-Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	2.81%	4.74%	2.79%	4.82%
The weighted-average strike rate for outstanding interest rate caps was 2.25% at June 30, 2015 and 1.44% at December 31, 2014.
Our credit exposure on interest rate swaps and caps is limited to the net favorable value and interest payments of all swaps and caps by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the swaps and caps exceeds a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, relating to interest rate swaps and caps was approximately $33.6 million at June 30, 2015 and approximately $31.2 million at December 31, 2014, all of which relates to bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values. At June 30, 2015 and December 31, 2014, we had $31.6 million and $30.2 million, respectively, in cash collateral pledged for these derivatives included in interest-bearing deposits.
(11) NEW ACCOUNTING PRONOUNCEMENTS
ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017 and is not expected to have a significant impact on our consolidated financial statements.
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

QUARTERLY FINANCIAL SUMMARIES – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended June 30, 2015			For the three months ended June 30, 2014
	Average Balance	Revenue/ Expense(1)	Yield/ Rate	Average Balance	Revenue/ Expense(1)	Yield/ Rate
Assets
Securities – taxable	$35,081	$311	3.56%	$44,216	$410	3.72%
Securities – non-taxable(2)	1,427	18	5.06%	6,271	94	6.01%
Federal funds sold	200,690	118	0.24%	14,997	8	0.21%
Deposits in other banks	2,103,732	1,327	0.25%	183,061	100	0.22%
Loans held for investment, mortgage finance loans	4,573,478	33,773	2.96%	2,822,560	23,231	3.30%
Loans held for investment	10,941,029	117,833	4.32%	8,984,521	101,003	4.51%
Less reserve for loan losses	109,086	—	—	90,105	—	—
Loans, net of reserve	15,405,421	151,606	3.95%	11,716,976	124,234	4.25%
Total earning assets	17,746,351	153,380	3.47%	11,965,521	124,846	4.18%
Cash and other assets	493,034			396,938
Total assets	$18,239,385			$12,362,459
Liabilities and Stockholders’ Equity
Transaction deposits	$1,404,521	$458	0.13%	$895,827	$170	0.08%
Savings deposits	5,610,277	4,332	0.31%	4,679,140	3,395	0.29%
Time deposits	516,582	657	0.51%	401,024	390	0.39%
Deposits in foreign branches	246,035	195	0.32%	350,043	291	0.33%
Total interest bearing deposits	7,777,415	5,642	0.29%	6,326,034	4,246	0.27%
Other borrowings	1,565,874	625	0.16%	666,696	300	0.18%
Subordinated notes	286,000	4,191	5.88%	286,000	4,241	5.95%
Trust preferred subordinated debentures	113,406	631	2.23%	113,406	619	2.19%
Total interest bearing liabilities	9,742,695	11,089	0.46%	7,392,136	9,406	0.51%
Demand deposits	6,804,994			3,629,941
Other liabilities	161,614			98,595
Stockholders’ equity	1,530,082			1,241,787
Total liabilities and stockholders’ equity	$18,239,385			$12,362,459
Net interest income(2)		$142,291			$115,440
Net interest margin			3.22%			3.87%
Net interest spread			3.01%			3.67%
Loan spread			3.79%			4.08%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

	For the six months ended June 30, 2015			For the six months ended June 30, 2014
	Average Balance	Revenue/ Expense(1)	Yield/ Rate	Average Balance	Revenue/ Expense(1)	Yield/ Rate
Assets
Securities – taxable	$36,107	$643	3.59%	$45,614	$852	3.77%
Securities – non-taxable(2)	2,102	58	5.56%	8,401	245	5.88%
Federal funds sold	196,019	234	0.24%	44,209	48	0.22%
Deposits in other banks	2,061,882	2,587	0.25%	206,548	259	0.25%
Loans held for investment, mortgage finance loans	4,162,491	61,404	2.97%	2,427,109	40,013	3.32%
Loans held for investment	10,722,813	229,376	4.31%	8,852,127	200,093	4.56%
Less reserve for loan losses	105,086	—	—	88,902	—	—
Loans, net of reserve	14,780,218	290,780	3.97%	11,190,334	240,106	4.33%
Total earning assets	17,076,328	294,302	3.48%	11,495,106	241,510	4.24%
Cash and other assets	476,126			389,608
Total assets	$17,552,454			$11,884,714
Liabilities and Stockholders’ Equity
Transaction deposits	$1,403,081	$902	0.13%	$839,378	$250	0.06%
Savings deposits	5,750,034	8,752	0.31%	4,635,559	6,699	0.29%
Time deposits	482,322	1,163	0.49%	388,364	741	0.38%
Deposits in foreign branches	274,969	453	0.33%	352,934	586	0.33%
Total interest bearing deposits	7,910,406	11,270	0.29%	6,216,235	8,276	0.27%
Other borrowings	1,370,361	1,087	0.16%	481,032	471	0.20%
Subordinated notes	286,000	8,382	5.91%	256,995	7,720	6.06%
Trust preferred subordinated debentures	113,406	1,249	2.22%	113,406	1,235	2.20%
Total interest bearing liabilities	9,680,173	21,988	0.46%	7,067,668	17,702	0.51%
Demand deposits	6,201,909			3,506,407
Other liabilities	157,151			101,040
Stockholders’ equity	1,513,221			1,209,599
Total liabilities and stockholders’ equity	$17,552,454			$11,884,714
Net interest income(2)		$272,314			$223,808
Net interest margin			3.22%			3.93%
Net interest spread			3.02%			3.73%
Loan spread			3.81%			4.16%

(1)	The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The following discussion and analysis presents the significant factors affecting our financial condition as of June 30, 2015 and December 31, 2014 and results of operations for three and six months in the periods ended June 30, 2015 and 2014. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing in Part I, Item 1 of this report.
Results of Operations
Summary of Performance
We reported net income of $37.9 million and net income available to common stockholders of $35.5 million, or $0.76 per diluted common share, for the second quarter of 2015 compared to net income of $33.4 million and net income available to common stockholders of $31.0 million, or $0.71 per diluted common share, for the second quarter of 2014. Return on average common equity (“ROE”) was 10.32% and return on average assets ("ROA") was .83% for the second quarter of 2015, compared to 11.38% and 1.08%, respectively, for the second quarter of 2014. Net income and net income available to common stockholders for the six months ended June 30, 2015, totaled $73.0 million and $68.1 million, respectively, or $1.47 per diluted common share, compared to net income and net income available to common stockholders of $61.7 million and $56.8 million, respectively, or $1.30 per diluted common share, for the same period in 2014. ROE was 10.08% and ROA was .84% for the six months ended June 30, 2015 compared to 10.81% and 1.05%, respectively, for the six months ended June 30, 2014. The ROE decrease resulted from an increase in average common equity for the three and six months ended June 30, 2015, as compared to the same periods in 2014, related to the equity offering completed in the fourth quarter of 2014. The offering increased total equity by $149.7 million, and also had a dilutive effect on earnings per common share for the three and six months ended June 30, 2015 as compared to the same periods in 2014. The ROA decrease resulted from a combination of reduced yields on loans and an increase in average liquidity assets during the three and six months ended June 30, 2015 compared to the same periods of 2014.
Net income increased $4.5 million, or 14%, for the three months ended June 30, 2015, as compared to the same period in 2014. The increase was primarily the result of a $26.9 million increase in net interest income and a $2.2 million increase in non-interest income, offset by a $10.5 million increase in the provision for credit losses, a, $11.5 million increase in non-interest expense and a $2.6 million increase in income tax expense. Net income increased $11.3 million, or 18%, during the six months ended June 30, 2015, primarily as the result of a $48.6 million increase in net interest income and a $4.1 million increase in non-interest income, offset by a $16.5 million increase in the provision for credit losses, an $18.7 million increase in non-interest expense and a $6.2 million increase in income tax expense.
Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income was $142.3 million for the second quarter of 2015, compared to $115.4 million for the second quarter of 2014. The increase was due to an increase in average earning assets of $5.8 billion as compared to the second quarter of 2014. The increase in average earning assets included a $3.7 billion increase in average net loans and a $2.1 billion increase in average liquidity assets, offset by a $14.0 million decrease in average securities. For the quarter ended June 30, 2015, average net loans, liquidity assets and securities represented approximately 87%, 13% and less than 1%, respectively, of average earning assets compared to 98%, 2% and less than 1% for the same quarter of 2014.
Average interest-bearing liabilities for the quarter ended June 30, 2015 increased $2.4 billion from the second quarter of 2014, which included a $1.5 billion increase in interest-bearing deposits and an $899.5 million increase in other borrowings. Average demand deposits increased from $3.6 billion at June 30, 2014 to $6.8 billion at June 30, 2015. The average cost of total deposits and borrowed funds declined slightly to .16% for the second quarter of 2015 compared to .17% for the same period of 2014. The cost of interest-bearing liabilities decreased from .51% for the quarter ended June 30, 2014 to .46% for the same period of 2015.
Net interest income was $272.3 million for the six months ended June 30, 2015, compared to $223.7 million for the same period in 2014. The increase was due to an increase in average earning assets of $5.6 billion as compared to the six months ended June 30, 2014. The increase in average earning assets included a $3.6 billion increase in average net loans and a $2.0 billion increase in average liquidity assets, offset by a $15.8 million decrease in average securities. For the six months ended June 30, 2015, average net loans, liquidity assets and securities represented approximately 87%, 13% and less than 1%, respectively, of average earning assets compared to 97%, 2% and less than 1% for the same quarter of 2014.
Average interest-bearing liabilities for the six months ended June 30, 2015 increased $2.6 billion from the six months of 2014, which included a $1.7 billion increase in interest-bearing deposits, a, $889.3 million increase in other borrowings and a $29.0 million increase in long-term debt as a result of the Bank’s issuance of subordinated notes in January 2014. Average demand deposits increased from $3.5 billion at June 30, 2014 to $6.2 billion at June 30, 2015. The average cost of total deposits and borrowed funds declined slightly to .16% for the six months ended June 30, 2015 compared to .17% for the same period in 2014. The cost of interest-bearing liabilities decreased from .51% for the six months ended June 30, 2015 to .46% for the same period of 2015.

The following table (in thousands) presents changes in taxable-equivalent net interest income between the first quarter of 2014 and the first quarter of 2015 and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and changes due to changes in the average interest rate on those assets and liabilities.

	Three months ended June 30, 2015/2014			Six months ended June 30, 2015/2014
	Net	Change Due To(1)		Net	Change Due To(1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Interest income:
Securities(2)	$(175)	$(158)	$(17)	$(396)	$(362)	$(34)
Loans held for investment, mortgage finance loans	10,542	14,411	(3,869)	21,391	28,609	(7,218)
Loans held for investment	16,830	21,995	(5,165)	29,283	42,285	(13,002)
Federal funds sold	110	99	11	186	165	21
Deposits in other banks	1,227	1,049	178	2,328	2,326	2
Total	28,534	37,396	(8,862)	52,792	73,023	(20,231)
Interest expense:
Transaction deposits	288	97	191	652	168	484
Savings deposits	937	676	261	2,053	1,611	442
Time deposits	267	112	155	422	179	243
Deposits in foreign branches	(96)	(86)	(10)	(133)	(129)	(4)
Borrowed funds	325	405	(80)	616	871	(255)
Long-term debt	(38)	—	(38)	676	871	(195)
Total	1,683	1,204	479	4,286	3,571	715
Net interest income	$26,851	$36,192	$(9,341)	$48,506	$69,452	$(20,946)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable and assume a 35% tax rate.
Net interest margin, which is defined as the ratio of net interest income to average earning assets, was 3.22% for the second quarter of 2015 compared to 3.87% for the second quarter of 2014. The year-over-year decrease was due to the growth in loans with lower yields, and the $2.1 billion increase in average balances of liquidity assets, which includes Federal funds sold and deposits in other banks. The cost of total deposits and borrowed funds decreased to .16% for the second quarter of 2015 compared to .17% for the second quarter of 2014. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.31% for the second quarter of 2015 compared to 4.01% for the second quarter of 2014. The decrease resulted from the significant increase in liquidity assets coupled with a reduction in yields on total loans, primarily due to the increased proportion of mortgage finance loans to total loans. Total funding costs, including all deposits, long-term debt and stockholders’ equity, decreased to .24% for the second quarter of 2015 compared to .31% for the second quarter of 2014. The average interest rate on long-term debt for the second quarter of 2015 was 4.84% compared to 4.88% for the same period of 2014.
Non-interest Income
The components of non-interest income were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service charges on deposit accounts	$2,149	$1,764	$4,243	$3,460
Trust fee income	1,287	1,242	2,487	2,524
Bank owned life insurance (BOLI) income	476	521	960	1,030
Brokered loan fees	5,277	3,357	9,509	6,181
Swap fees	1,035	410	3,021	1,634
Other	2,547	3,239	4,818	6,060
Total non-interest income	$12,771	$10,533	$25,038	$20,889

Non-interest income increased $2.2 million during the three months ended June 30, 2015 compared to the same period of 2014. This increase was primarily due to a $1.9 million increase in brokered loan fees as a result of an increase in mortgage finance volumes during the second quarter of 2015. Swap fees increased $625,000 during the three months ended June 30, 2015 compared to the same period of 2014. These fees fluctuate from quarter to quarter based on the number and volume of transactions closed during the quarter. Swap fees are fees related to customer swap transactions and are received from the institution that is our counterparty on the transaction. Service charges increased $385,000 during the three months ended June 30, 2015 compared to the same period of 2014 as a result of an increase in deposit balances year-over-year. Offsetting these increases was a $692,000 decrease in other non-interest income. Other non-interest income includes such items as letter of credit fees and other general operating income, none of which account for 1% or more of total interest income and non-interest income.
Non-interest income increased $4.1 million during the six months ended June 30, 2015 compared to the same period of 2014. This increase was primarily due to a $3.3 million increase in brokered loan fees as a result of an increase in mortgage finance volumes during the first six months of 2015. Swap fee income increased $1.4 million during the six months ended June 30, 2015 compared to the same period of 2014. These fees fluctuate from quarter to quarter based on the number and volume of transactions closed during the quarter. Swap fees are fees related to customer swap transactions and are received from the institution that is our counterparty on the transaction. Service charges increased $783,000 during the six months ended June 30, 2015 compared to the same period of 2014 as a result of an increase in deposit balances year-over-year. Offsetting these increases was a $1.2 million decrease in other non-interest income. Other non-interest income includes such items as letter of credit fees and other general operating income, none of which account for 1% or more of total interest income and non-interest income.
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
Non-interest Expense
The components of non-interest expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Salaries and employee benefits	$48,200	$39,896	$94,028	$81,952
Net occupancy expense	5,808	5,073	11,499	9,841
Marketing	3,925	3,795	8,143	7,554
Legal and professional	5,618	7,181	9,666	12,583
Communications and technology	5,647	4,361	10,725	8,285
FDIC insurance assessment	4,211	2,544	8,001	5,269
Allowance and other carrying costs for OREO	6	11	15	56
Other(1)	7,861	6,904	15,716	13,542
Total non-interest expense	$81,276	$69,765	$157,793	$139,082

(1)
Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, due from bank charges and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the second quarter of 2015 increased $11.5 million, or 16%, to $81.3 million from $69.8 million in the second quarter of 2014. The increase is primarily attributable to an $8.3 million increase in salaries and employee benefits expense due to general business growth and as we respond to continued regulatory changes and strategic initiatives.
Net occupancy expense for the three months ended June 30, 2015 increased $735,000 as a result of general business growth and continued build-out needed to support that growth.
Legal and professional expense for three months ended June 30, 2015 decreased $1.6 million compared to the same quarter of 2014. Our legal and professional expense will continue to fluctuate and could increase in the future due to general business growth and as we respond to continued regulatory changes and strategic initiatives.

Communications and technology expense for the three months ended June 30, 2015 increased $1.3 million as a result of general business and customer growth and continued build-out needed to support that growth.
FDIC insurance assessment expense for the three months ended June 30, 2015 increased $1.7 million compared to the same quarter in 2014 as a result of the increase in total assets from June 30, 2014 to June 30, 2015.
Non-interest expense for the six months ended June 30, 2015 increased $18.7 million, or 13%, to $157.8 million from $139.1 million compared to the same period in 2014. The increase is primarily attributable to a $12.1 million increase in salaries and employee benefits expense due to general business growth and as we respond to continued regulatory changes and strategic initiatives.
Net occupancy expense for the six months ended June 30, 2015 increased $1.7 million as a result of general business growth and continued build-out needed to support that growth.
Legal and professional expense for six months ended June 30, 2015 decreased $2.9 million compared to the same quarter of 2014. Our legal and professional expense will continue to fluctuate and could increase in the future due to general business growth and as we respond to continued regulatory changes and strategic initiatives.
Communications and technology expense for the six months ended June 30, 2015 increased $2.4 million as a result of general business and customer growth and continued build-out needed to support that growth.
FDIC insurance assessment expense for the six months ended June 30, 2015 increased $2.7 million compared to the same quarter in 2014 as a result of the increase in total assets from June 30, 2014 to June 30, 2015.
Analysis of Financial Condition
Loan Portfolio
Loans were as follows as of the dates indicated (in thousands):

	June 30, 2015	December 31, 2014
Commercial	$6,388,707	$5,869,219
Mortgage finance	4,906,415	4,102,125
Construction	1,837,532	1,416,405
Real estate	2,834,005	2,807,127
Consumer	23,789	19,699
Leases	97,025	99,495
Gross loans held for investment	16,087,473	14,314,070
Deferred income (net of direct origination costs)	(57,733)	(57,058)
Allowance for loan losses	(118,770)	(100,954)
Total loans held for investment, net	$15,910,970	$14,156,058

Total loans net of allowance for loan losses at June 30, 2015 increased $1.8 billion from December 31, 2014 to $15.9 billion. Our business plan focuses primarily on lending to middle market businesses and successful professionals and entrepreneurs, and as such, commercial, real estate and construction loans have comprised a majority of our loan portfolio. Consumer loans generally have represented 1% or less of the portfolio. Mortgage finance loans relate to our mortgage warehouse lending operations in which we invest in mortgage loan ownership interests that are typically sold within 10 to 20 days. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans as well as overall market interest rates and tend to peak at the end of each month.
We originate a substantial majority of all loans held for investment (excluding mortgage finance loans). We also participate in syndicated loan relationships, both as a participant and as an agent. As of June 30, 2015, we had $1.7 billion in syndicated loans, $347.3 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of June 30, 2015, $58.6 million of our syndicated loans were on non-accrual.

Portfolio Geographic Concentration
As of June 30, 2015, a substantial majority of our loans held for investment, excluding our mortgage finance loans and other national lines of business, were to businesses with headquarters and operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. Additionally, we may make loans to these businesses and individuals, secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.
Summary of Loan Loss Experience
The provision for credit losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $14.5 million during the second quarter of 2015 compared to $11.0 million in the first quarter of 2014 and $4.0 million in the second quarter of 2014. The provision was driven by the application of our methodology. The increase was primarily related to the growth in traditional loans held for investment, excluding mortgage finance loans, as well as a change in applied risk weights which are based in part on historical loss experience as well as changes in the composition of our pass-rated loan portfolio.

We continue to maintain an unallocated reserve component to compensate for the uncertainty and complexity in estimating loan and lease losses, including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We believe the level of unallocated reserves at June 30, 2015 is warranted due to the continued uncertain economic environment which has produced losses, including those resulting from borrowers' misstatement of financial information or inaccurate certification of collateral values. Such losses are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses; however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy.

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
The reserve allocation percentages assigned to each credit grade have been developed based primarily on an analysis of our historical loss rates. The allocations are adjusted for certain qualitative factors, including general economic conditions, changes in credit policies and lending standards. Changes in the trend and severity of problem loans can cause the estimation of losses to differ from past experience. In addition, the reserve reflects the results of reviews performed by the Company's independent Credit Review function as reflected in their confirmations of assigned credit grades within the portfolio. The Credit Review function reports to the Credit Risk Committee of the Company's board of directors with administrative oversight from the Company's Chief Risk Officer. The portion of the allowance that is not derived by the allowance allocation percentages compensates for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. Examples of risks that support the Company's maintaining an unallocated reserve include the possibility of precipitous negative changes in economic conditions and borrowers' submission of financial statements or certifications of collateral value that subsequently prove to be materially inaccurate for reason of either misstatement or omission of critical information. These situations, while not common, do not necessarily correlate well with the general risk profile presented by assigned credit grade and product type categories. We evaluate many such factors and conditions in determining the unallocated portion of the allowance, including the amount and frequency of losses attributable to issues not specifically addressed or included in the determination and application of the allowance allocation percentages. We believe the allowance is appropriate, given management’s assessment of potential losses within the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in the Company’s market areas and other factors.
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
The combined reserve for credit losses, which includes a liability for losses on unfunded commitments, totaled $126.7 million at June 30, 2015, $108.0 million at December 31, 2014 and $96.7 million at June 30, 2014. The total reserve percentage increased to 1.14% at June 30, 2015 from 1.06% and 1.06% of loans excluding mortgage finance loans at December 31, 2014 and June 30, 2014, respectively.
At June 30, 2015, we believe the reserve is sufficient to cover all expected losses in the portfolio and has been derived from consistent application of the methodology described above.
Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, our estimate of expected losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

Activity in the reserve for loan losses is presented in the following table (in thousands, except percentage data and ratios):

	Six months ended June 30, 2015	Year ended December 31, 2014	Six months ended June 30, 2014
Reserve for loan losses:
Beginning balance	$100,954	$87,604	$87,604
Loans charged-off:
Commercial	8,520	9,803	7,526
Real estate	346	296	296
Consumer	62	266	101
Total charge-offs	8,928	10,365	7,923
Recoveries:
Commercial	1,710	2,762	2,243
Real estate	20	79	43
Construction	355	—	—
Consumer	10	162	31
Leases	23	1,082	1,049
Total recoveries	2,118	4,085	3,366
Net charge-offs	6,810	6,280	4,557
Provision for loan losses	24,626	19,630	8,067
Ending balance	$118,770	$100,954	$91,114
Reserve for off-balance sheet credit losses:
Beginning balance	$7,060	$4,690	$4,690
Provision for off-balance sheet credit losses	874	2,370	933
Ending balance	$7,934	$7,060	$5,623
Total reserve for credit losses	$126,704	$108,014	$96,737
Total provision for credit losses	$25,500	$22,000	$9,000
Reserve for loan losses to loans	0.74%	0.71%	0.71%
Reserve for loan losses to loans excluding mortgage finance loans	1.07%	0.99%	1.00%
Net charge-offs to average loans(1)	0.09%	0.05%	0.08%
Net charge-offs to average loans excluding mortgage finance loans(1)	0.13%	0.07%	0.10%
Total provision for credit losses to average loans	0.35%	0.18%	0.16%
Total provision for credit losses to average loans excluding mortgage finance loans	0.48%	0.24%	0.21%
Recoveries to total charge-offs	23.72%	39.41%	42.48%
Reserve for off-balance sheet credit losses to off-balance sheet credit commitments	0.15%	0.13%	0.12%
Combined reserves for credit losses to loans held for investment	0.79%	0.76%	0.75%
Combined reserves for credit losses to loans held for investment excluding mortgage finance loans	1.14%	1.06%	1.06%
Non-performing assets:
Non-accrual loans(4)	$122,920	$43,304	$41,565
OREO(3)	609	568	685
Total	$123,529	$43,872	$42,250
Restructured loans	$249	$1,806	$249
Loans past due 90 days and still accruing(2)	5,482	5,274	4,793
Reserve for loan losses to non-accrual loans	1.0x	2.3x	2.2x

(1)	Interim period ratios are annualized.

(2)
At June 30, 2015, December 31, 2014 and June 30, 2014, loans past due 90 days and still accruing include premium finance loans of $4.8 million, $3.7 million and $4.6 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(3)	We did not have a valuation allowance recorded against the OREO balance at June 30, 2015, December 31, 2014 or June 30, 2014.

(4)	As of June 30, 2015, December 31, 2014 and June 30, 2014, non-accrual loans included $28.2 million, $12.1 million and $16.2 million, respectively, in loans that met the criteria for restructured.
Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type and OREO (in thousands):

	June 30, 2015	December 31, 2014	June 30, 2014

Commercial	$92,065	$33,122	$25,545
Construction	16,749	—	—
Real estate	7,669	9,947	15,998
Consumer	—	62	—
Leases	6,437	173	22
Total non-accrual loans	122,920	43,304	41,565
Repossessed assets:
OREO	609	568	685
Total non-performing assets	$123,529	$43,872	$42,250
The table below summarizes the non-accrual loans as segregated by loan type and type of property securing the credit as of June 30, 2015 (in thousands):

Non-accrual loans:
Commercial
Lines of credit secured by the following:
Oil and gas properties	$37,984
Assets of the borrowers	53,206
Other	875
Total commercial	92,065
Construction
Unimproved land and/or undeveloped lots	16,749
Real estate
Secured by:
Commercial property	2,951
Unimproved land and/or undeveloped residential lots	3,639
Other	1,079
Total real estate	7,669
Leases (commercial leases primarily secured by assets of the lessor)	6,437
Total non-accrual loans	$122,920

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
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At June 30, 2015 and December 31, 2014, we had $15.2 million and $16.3 million, respectively, in loans of this type which were not included in either non-accrual or 90 days past due categories.
The following table summarizes the assets held in OREO at June 30, 2015 (in thousands):

Undeveloped land and residential lots	$487
Other	122
Total OREO	$609
When foreclosure occurs, fair value, which is generally based on appraised values, may result in partial charge-off of a loan upon taking the collateral, and so long as the collateral is retained, subsequent reductions in appraised values will result in valuation adjustments taken as non-interest expense. In addition, if the decline in value is believed to be permanent and not just driven by market conditions, a direct write-down to the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure related to the appraised values during that holding period. We did not record a valuation expense during the three or six months ended June 30, 2015 or June 30, 2014.

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the demonstrated marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost effectiveness. For the year ended December 31, 2014 and for the six months ended June 30, 2015 our principal source of funding has been our customer deposits, supplemented by our borrowings, primarily short-term Federal funds purchased and FHLB borrowings used to fund mortgage finance assets.
Our liquidity needs for support of growth in loans held for investment have been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding for loans held for investment and other earning assets as possible from deposits of these core customers. These deposits are generated principally through development of long-term relationships with customers, with a significant focus on treasury management products. In addition to deposits from our core customers, we also have access to deposits through brokered customer relationships. For regulatory purposes, these relationship brokered deposits are categorized as brokered deposits; however, since these deposits arise from a customer relationship, which involves extensive treasury services, we consider these deposits to be core deposits for our reporting purposes. We also have access to incremental deposits through brokered retail certificates of deposit, or CDs. These traditional brokered deposits are generally of short maturities, 30 to 90 days, and are used to supplement temporary differences in the growth in loans, compared to customer deposits. The following table summarizes our period-end and average year-to-date core customer deposits and brokered deposits (in millions):

	June 30, 2015	December 31, 2014	June 30, 2014
Deposits from core customers	$12,623.2	$10,900.0	$8,642.9
Deposits from core customers as a percent of total deposits	89.0%	86.0%	80.4%
Relationship brokered deposits	$1,565.1	$1,773.3	$1,863.0
Relationship brokered deposits as a percent of total deposits	11.0%	14.0%	17.3%
Traditional brokered deposits	$—	$—	$251.4
Traditional brokered deposits as a percent of total deposits	—%	—%	2.3%
Average deposits from core customers(1)	$12,467.9	$9,135.0	$8,062.9
Average deposits from core customers as a percent of total quarterly average deposits(1)	88.3%	84.1%	83.0%
Average relationship brokered deposits(1)	$1,644.4	$1,709.8	$1,618.0
Average relationship brokered deposits as a percent of total quarterly average deposits(1)	11.7%	15.7%	16.6%
Average traditional brokered deposits(1)	$—	$20.7	$41.7
Average traditional brokered deposits as a percent of total quarterly average deposits(1)	—%	0.2%	0.4%

(1)	Annual averages presented for December 31, 2014.
We have access to sources of brokered deposits that we estimate to be $3.5 billion. Based on our internal guidelines, we may choose to limit our use of these sources to a lesser amount. Customer deposits (total deposits, including relationship brokered deposits, minus brokered CDs) at June 30, 2015 increased by $1.5 billion from December 31, 2014 and increased $3.9 billion from June 30, 2014.

Additionally, we have short-term borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our mortgage finance assets, due to their liquidity, short duration and interest spreads available. These borrowing sources typically include Federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes and advances from the FHLB and the Federal Reserve. The following table summarizes our short-term borrowings as of June 30, 2015 (in thousands):

Federal funds purchased	$79,088
Repurchase agreements	29,919
FHLB borrowings	1,400,000
Total short-term borrowings	$1,509,007
Maximum short-term borrowings outstanding at any month-end during the year	$1,986,214
The following table summarizes our other borrowing capacities in excess of balances outstanding at June 30, 2015 (in thousands):

FHLB borrowing capacity relating to loans	$4,118,100
FHLB borrowing capacity relating to securities	1,523
Total FHLB borrowing capacity	$4,119,623
Unused Federal funds lines available from commercial banks	$1,280,000
The following table summarizes our long-term borrowings as of June 30, 2015 (in thousands):

Subordinated notes	$286,000
Trust preferred subordinated debentures	113,406
Total long-term borrowings	$399,406
At June 30, 2015, we had a revolving, non-amortizing line of credit with $100.0 million of unused capacity. This line of credit matures on December 22, 2015. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. At June 30, 2015 and December 31, 2014, no borrowings were outstanding.
Our equity capital, including $150 million in preferred stock, averaged $1.5 billion for the six months ended June 30, 2015, as compared to $1.2 billion for the same period in 2014. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
As of June 30, 2015 our capital ratios were above the levels required to be well capitalized. We believe that our earnings, periodic capital raising transactions, and the addition of loan and deposit relationships, will allow us to continue to grow organically.

Commitments and Contractual Obligations
The following table presents significant fixed and determinable contractual payment obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of June 30, 2015, our significant fixed and determinable contractual obligations to third parties, excluding interest, were as follows (in thousands):

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
Deposits without a stated maturity	$13,437,098	$—	$—	$—	$13,437,098
Time deposits	725,373	20,126	5,679	—	751,178
Federal funds purchased and customer repurchase agreements	109,007	—	—	—	109,007
FHLB borrowings	1,400,000	—	—	—	1,400,000
Operating lease obligations(1)	15,764	31,582	30,890	47,031	125,267
Subordinated notes	—	—	—	286,000	286,000
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total contractual obligations	$15,687,242	$51,708	$36,569	$446,437	$16,221,956

(1)	Non-balance sheet item.
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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of June 30, 2015, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
June 30, 2015
(In thousands)

	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Securities(1)	$8,084	$12,127	5,994	$9,156	$35,361
Total variable loans	13,973,310	84,080	11,422	15,435	14,084,247
Total fixed loans	377,917	1,026,855	327,944	270,510	2,003,226
Total loans(2)	14,351,227	1,110,935	339,366	285,945	16,087,473
Total interest sensitive assets	$14,359,311	$1,123,062	$345,360	$295,101	$16,122,834
Liabilities:
Interest-bearing customer deposits	$7,164,291	$—	$—	$—	$7,164,291
CDs & IRAs	212,785	306,322	20,126	5,679	544,912
Traditional brokered deposits	—	—	—	—	—
Total interest-bearing deposits	7,377,076	306,322	20,126	5,679	7,709,203
Repurchase agreements, Federal funds purchased, FHLB borrowings	1,509,007	—	—	—	1,509,007
Subordinated notes	—	—	—	286,000	286,000
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	1,509,007	—	—	399,406	1,908,413
Total interest sensitive liabilities	$8,886,083	$306,322	$20,126	$405,085	$9,617,616
Gap	$5,473,228	$816,740	$325,234	$(109,984)	$—
Cumulative Gap	5,473,228	6,289,968	6,615,202	6,505,218	6,505,218

Demand deposits					$6,479,073
Stockholders’ equity					1,554,529
Total					$8,033,602

(1)	Securities based on fair market value.

(2)	Loans are stated at gross.
The table above sets forth the balances as of June 30, 2015 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and loan and deposit account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
The “most likely” rate scenario is based on the consensus forecast of future interest rates published by independent sources. These forecasts incorporate future spot rates and relevant spreads of instruments that are actively traded in the open market. The Federal Reserve’s Federal funds target affects short-term borrowing rates; the prime lending rate and LIBOR are the basis for most of our variable-rate loan pricing. The 10-year mortgage rate is also monitored because of its effect on prepayment speeds for mortgage-backed securities. We believe these are our primary interest rate exposures. We are not currently using derivatives to manage our interest rate exposure.
The two “shock test” scenarios assume a sustained parallel 100 and 200 basis point increase in interest rates. As short-term rates have remained low through 2014 and the first six months of 2015, we do not believe that analysis of an assumed decrease in interest rates would provide meaningful results. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%, at which point we will resume evaluations of shock scenarios in which interest rates decrease.

Our interest rate risk exposure model incorporates assumptions regarding the level of interest rate or balance changes on indeterminable maturity deposits (demand deposits, interest-bearing transaction accounts and savings accounts) for a given level of market rate changes. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Changes in prepayment behavior of mortgage-backed securities and residential and commercial mortgage loans in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. The impact of planned growth and new business activities is factored into the simulation model. This modeling indicated interest rate sensitivity as follows (in thousands):

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario		Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	100 bp Increase	200 bp Increase	100 bp Increase	200 bp Increase
	June 30, 2015		June 30, 2014
Change in net interest income	$84,883	$178,313	$54,031	$119,028
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
10.1*
Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 21, 2015, and incorporated herein by reference.

	10.2*	Form of Restricted Stock Unit Award Agreement for Directors, filed herewith.
	10.3*	Form of Restricted Stock Unit Award Agreement for the Executive Officers, filed herewith.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
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

101
The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

*	Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: July 23, 2015

/s/ Peter B. Bartholow
Peter B. Bartholow
Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number
10.1*
Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 21, 2015, and incorporated herein by reference.

10.2*	Form of Restricted Stock Unit Award Agreement for Directors, filed herewith.
10.3*	Form of Restricted Stock Unit Award Agreement for the Executive Officers, filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
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

101
The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

*	Denotes management contract or compensatory plan.