Form 10-Q
period 2015-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2015-10-22
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On October 21, 2015, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share 45,844,361

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended September 30, 2015

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$101,758	$96,524
Interest-bearing deposits	2,320,192	1,233,990
Federal funds sold and securities purchased under resale agreements	25,000	—
Securities, available-for-sale	31,998	41,719
Loans held for sale, at fair value	1,062	—
Loans held for investment, mortgage finance	4,312,790	4,102,125
Loans held for investment (net of unearned income)	11,562,828	10,154,887
Less: Allowance for loan losses	130,540	100,954
Loans held for investment, net	15,745,078	14,156,058
Premises and equipment, net	17,772	17,368
Accrued interest receivable and other assets	403,040	333,699
Goodwill and intangible assets, net	20,095	20,588
Total assets	$18,665,995	$15,899,946
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$6,545,273	$5,011,619
Interest-bearing	8,620,072	7,348,972
Interest-bearing in foreign branches	—	312,709
Total deposits	15,165,345	12,673,300
Accrued interest payable	2,694	4,747
Other liabilities	154,665	145,622
Federal funds purchased and repurchase agreements	103,834	92,676
Other borrowings	1,250,000	1,100,005
Subordinated notes	286,000	286,000
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	17,075,944	14,415,756
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares – 10,000,000
Issued shares – 6,000,000 shares issued at September 30, 2015 and December 31, 2014	150,000	150,000
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 45,839,781 and 45,735,424 at September 30, 2015 and December 31, 2014, respectively	458	457
Additional paid-in capital	713,209	709,738
Retained earnings	725,502	622,714
Treasury stock (shares at cost: 417 at September 30, 2015 and December 31, 2014)	(8)	(8)
Accumulated other comprehensive income, net of taxes	890	1,289
Total stockholders’ equity	1,590,051	1,484,190
Total liabilities and stockholders’ equity	$18,665,995	$15,899,946
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME – UNAUDITED
(In thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Interest income
Interest and fees on loans	$151,749	$134,618	$442,529	$374,724
Securities	298	428	979	1,439
Federal funds sold and securities purchased under resale agreements	193	68	427	116
Deposits in other banks	1,616	176	4,203	435
Total interest income	153,856	135,290	448,138	376,714
Interest expense
Deposits	6,240	4,606	17,510	12,882
Federal funds purchased	56	82	217	292
Repurchase agreements	6	5	14	13
Other borrowings	672	68	1,590	321
Subordinated notes	4,191	4,241	12,573	11,961
Trust preferred subordinated debentures	643	627	1,892	1,862
Total interest expense	11,808	9,629	33,796	27,331
Net interest income	142,048	125,661	414,342	349,383
Provision for credit losses	13,750	6,500	39,250	15,500
Net interest income after provision for credit losses	128,298	119,161	375,092	333,883
Non-interest income
Service charges on deposit accounts	2,096	1,817	6,339	5,277
Trust fee income	1,222	1,190	3,709	3,714
Bank owned life insurance (BOLI) income	484	517	1,444	1,547
Brokered loan fees	4,885	3,821	14,394	10,002
Swap fees	254	464	3,275	2,098
Other	2,439	2,587	7,257	8,647
Total non-interest income	11,380	10,396	36,418	31,285
Non-interest expense
Salaries and employee benefits	48,583	43,189	142,611	125,141
Net occupancy expense	5,874	5,279	17,373	15,120
Marketing	3,999	4,024	12,142	11,578
Legal and professional	5,510	4,874	15,176	17,457
Communications and technology	5,180	4,928	15,905	13,213
FDIC insurance assessment	4,489	2,775	12,490	8,044
Allowance and other carrying costs for OREO	1	5	16	61
Other	8,052	6,841	23,768	20,383
Total non-interest expense	81,688	71,915	239,481	210,997
Income before income taxes	57,990	57,642	172,029	154,171
Income tax expense	20,876	20,810	61,928	55,653
Net income	37,114	36,832	110,101	98,518
Preferred stock dividends	2,438	2,438	7,313	7,313
Net income available to common stockholders	$34,676	$34,394	$102,788	$91,205
Other comprehensive income (loss)
Change in net unrealized gain on available-for-sale securities arising during period, before-tax	$(216)	$(295)	$(613)	$(414)
Income tax benefit related to net unrealized gain on available-for-sale securities	(75)	(103)	(214)	(145)
Other comprehensive loss, net of tax	(141)	(192)	(399)	(269)
Comprehensive income	$36,973	$36,640	$109,702	$98,249

Basic earnings per common share	$0.76	$0.80	$2.24	$2.13
Diluted earnings per common share	$0.75	$0.78	$2.21	$2.09
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands except share data)

	Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
Balance at December 31, 2013	6,000,000	$150,000	41,036,787	$410	$448,208	$496,112	(417)	$(8)	$1,628	$1,096,350
Comprehensive income:
Net income	—	—	—	—	—	98,518	—	—	—	98,518
Change in unrealized gain on available-for-sale securities, net of taxes of $145	—	—	—	—	—	—	—	—	(269)	(269)
Total comprehensive income										98,249
Tax benefit related to exercise of stock-based awards	—	—	—	—	2,534	—	—	—	—	2,534
Stock-based compensation expense recognized in earnings	—	—	—	—	3,628	—	—	—	—	3,628
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	—	(7,313)	—	—	—	(7,313)
Issuance of stock related to stock-based awards	—	—	168,535	2	(2,076)	—	—	—	—	(2,074)
Issuance of common stock	—	—	1,875,000	19	106,529	—	—	—	—	106,548
Issuance of common stock related to warrants	—	—	99,229	1	(1)	—	—	—	—	—
Balance at September 30, 2014	6,000,000	$150,000	43,179,551	$432	$558,822	$587,317	(417)	$(8)	$1,359	$1,297,922

Balance at December 31, 2014	6,000,000	$150,000	45,735,424	$457	$709,738	$622,714	(417)	$(8)	$1,289	$1,484,190
Comprehensive income:
Net income	—	—	—	—	—	110,101	—	—	—	110,101
Change in unrealized gain on available-for-sale securities, net of taxes of $215	—	—	—	—	—	—	—	—	(399)	(399)
Total comprehensive income										109,702
Tax benefit related to exercise of stock-based awards	—	—	—	—	1,092	—	—	—	—	1,092
Stock-based compensation expense recognized in earnings	—	—	—	—	3,328	—	—	—	—	3,328
Preferred stock dividend	—	—	—	—	—	(7,313)	—	—	—	(7,313)
Issuance of stock related to stock-based awards	—	—	104,357	1	(949)	—	—	—	—	(948)
Balance at September 30, 2015	6,000,000	$150,000	45,839,781	$458	$713,209	$725,502	(417)	$(8)	$890	$1,590,051
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	Nine months ended September 30,
	2015	2014
Operating activities
Net income from continuing operations	$110,101	$98,518
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	39,250	15,500
Depreciation and amortization	12,230	10,583
Bank owned life insurance (BOLI) income	(1,444)	(1,547)
Stock-based compensation expense	9,286	11,690
Excess tax expense from stock-based compensation arrangements	(1,134)	(2,534)
Net increase in loans held for sale, including proceeds from sales and repayments	(1,062)	—
(Gain) loss on sale of assets	134	(821)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(77,873)	(13,762)
Accrued interest payable and other liabilities	2,339	(1,166)
Net cash provided by operating activities	91,827	116,461
Investing activities
Maturities and calls of available-for-sale securities	2,430	11,150
Principal payments received on available-for-sale securities	6,677	7,712
Originations of mortgage finance loans	(66,786,322)	(40,244,845)
Proceeds from pay-offs of mortgage finance loans	66,575,657	39,254,648
Net increase in loans held for investment, excluding mortgage finance loans	(1,417,605)	(1,206,606)
Purchase (disposal) of premises and equipment, net	(3,729)	(9,110)
Proceeds from sale of foreclosed assets	1,430	5,823
Net cash used in investing activities	(1,621,462)	(2,181,228)
Financing activities
Net increase in deposits	2,492,045	2,458,429
Net expense from issuance of stock related to stock-based awards	(948)	(2,074)
Net proceeds from issuance of common stock	—	106,548
Preferred dividends paid	(7,313)	(7,313)
Net increase (decrease) in other borrowings	149,995	(397,462)
Excess tax benefits from stock-based compensation arrangements	1,134	2,534
Net increase in Federal funds purchased and repurchase agreements	11,158	107,521
Net proceeds from issuance of subordinated notes	—	172,375
Net cash provided by financing activities	2,646,071	2,440,558
Net increase in cash and cash equivalents	1,116,436	375,791
Cash and cash equivalents at beginning of period	1,330,514	153,911
Cash and cash equivalents at end of period	$2,446,950	$529,702
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$35,849	$26,172
Cash paid during the period for income taxes	70,208	51,722
Transfers from loans/leases to OREO and other repossessed assets	1,177	851
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(1) OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Business
Texas Capital Bancshares, Inc. (the “Company”), a Delaware corporation, was incorporated in November 1996 and commenced banking operations in December 1998. The consolidated financial statements of the Company include the accounts of Texas Capital Bancshares, Inc. and its wholly owned subsidiary, Texas Capital Bank, National Association (the “Bank”). We serve the needs of commercial businesses and successful professionals and entrepreneurs located in Texas as well as operate several lines of business serving a regional and national clientele of commercial borrowers. We are primarily a secured lender, with our greatest concentration of loans in Texas.
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

Loans Held for Sale
Through our Mortgage Correspondent Aggregation ("MCA") program, we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loan sales to independent third parties or in securitization transactions to government sponsored entities ("GSEs") such as Fannie Mae, Freddie Mac or Ginnie Mae. In some cases, we retain the mortgage servicing rights. Once purchased, these loans are classified as held for sale and are carried at fair value pursuant to our election of the fair value option in accordance with ASC 825 "Financial Instruments". At the commitment date, we enter into a corresponding forward sale commitment with a third party, typically a GSE, to deliver the loans within a specified timeframe. The estimated gain/loss for the entire transaction (from initial purchase commitment to final delivery of loans) is recorded as an asset or liability. Fair value is derived from observable current market prices, when available, and includes the fair value of the mortgage servicing rights. Adjustments to reflect unrealized gains and losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as non-interest income in the Consolidated Statements of Income and Other Comprehensive Income.

(2) EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$37,114	$36,832	$110,101	$98,518
Preferred stock dividends	2,438	2,438	7,313	7,313
Net income available to common stockholders	34,676	34,394	$102,788	91,205
Denominator:
Denominator for basic earnings per share— weighted average shares	45,827,902	43,143,580	45,792,470	42,842,143
Effect of employee stock-based awards(1)	216,499	284,859	216,448	333,690
Effect of warrants to purchase common stock	426,989	421,399	416,574	464,305
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	46,471,390	43,849,838	46,425,492	43,640,138
Basic earnings per common share	$0.76	$0.80	$2.24	$2.13
Diluted earnings per common share	$0.75	$0.78	$2.21	$2.09

(1)
Stock options, SARs and RSUs outstanding of 101,100 at September 30, 2015 and 50,500 at September 30, 2014 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

(3) SECURITIES
At September 30, 2015, our net unrealized gain on the available-for-sale securities portfolio was $1.4 million compared to $2.0 million at December 31, 2014. As a percent of outstanding balances, the unrealized gain was 4.47% and 4.99% at September 30, 2015, and December 31, 2014, respectively. The decrease in the unrealized gain percentage at September 30, 2015 is related to the reduction in the portfolio balance due to paydowns and maturities.

The following is a summary of available-for-sale securities (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Residential mortgage-backed securities	$22,278	$1,556	$—	$23,834
Municipals	828	3	—	831
Equity securities(1)	7,522	23	(212)	7,333
	$30,628	$1,582	$(212)	$31,998

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Residential mortgage-backed securities	$28,957	$2,108	$—	$31,065
Municipals	3,257	10	—	3,267
Equity securities(1)	7,522	16	(151)	7,387
	$39,736	$2,134	$(151)	$41,719

(1)	Equity securities consist of Community Reinvestment Act funds.
The amortized cost and estimated fair value of available-for-sale securities are presented below by contractual maturity (in thousands, except percentage data):

	September 30, 2015
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$64	$5,730	$4,567	$11,917	$22,278
Estimated fair value	64	5,972	5,089	12,709	23,834
Weighted average yield(3)	5.65%	4.75%	5.54%	2.41%	3.66%
Municipals:(2)
Amortized cost	265	563	—	—	828
Estimated fair value	265	566	—	—	831
Weighted average yield(3)	5.46%	5.69%	—	—	5.62%
Equity securities:(4)
Amortized cost	7,522	—	—	—	7,522
Estimated fair value	7,333	—	—	—	7,333
Total available-for-sale securities:
Amortized cost					$30,628
Estimated fair value					$31,998

	December 31, 2014
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$1	$9,151	$5,661	$14,144	$28,957
Estimated fair value	1	9,662	6,333	15,069	31,065
Weighted average yield(3)	6.50%	4.79%	5.54%	2.36%	3.75%
Municipals:(2)
Amortized cost	1,669	1,588	—	—	3,257
Estimated fair value	1,674	1,593	—	—	3,267
Weighted average yield(3)	5.78%	5.79%	—%	—%	5.79%
Equity securities:(4)
Amortized cost	7,522	—	—	—	7,522
Estimated fair value	7,387	—	—	—	7,387
Total available-for-sale securities:
Amortized cost					$39,736
Estimated fair value					$41,719

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

(4)	These equity securities do not have a stated maturity.
Securities with carrying values of approximately $22.5 million were pledged to secure certain borrowings and deposits at September 30, 2015. Of the pledged securities at September 30, 2015, approximately $7.2 million were pledged for certain deposits, and approximately $15.3 million were pledged for repurchase agreements.
The following table discloses, as of September 30, 2015 and December 31, 2014, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

September 30, 2015	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$—	$—	$6,288	$(212)	$6,288	$(212)

December 31, 2014	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$—	$—	$6,349	$(151)	$6,349	$(151)
At September 30, 2015, we owned one security with an unrealized loss position. This security is a publicly traded equity fund and is subject to market pricing volatility. We do not believe this unrealized loss is “other-than-temporary”. We have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation have the ability and intent to hold the investment until recovery of fair value.

(4) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR LOAN LOSSES
At September 30, 2015 and December 31, 2014, loans held for investment were as follows (in thousands):

	September 30, 2015	December 31, 2014
Commercial	$6,553,639	$5,869,219
Mortgage finance	4,312,790	4,102,125
Construction	1,864,178	1,416,405
Real estate	3,058,574	2,807,127
Consumer	24,757	19,699
Leases	118,644	99,495
Gross loans held for investment	15,932,582	14,314,070
Deferred income (net of direct origination costs)	(56,964)	(57,058)
Allowance for loan losses	(130,540)	(100,954)
Total loans held for investment	$15,745,078	$14,156,058
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
Mortgage Finance Loans. Our mortgage finance loans consist of ownership interests purchased in single-family residential mortgages funded through our mortgage finance group. These interests are typically on our balance sheet for 10 to 20 days. We have agreements with mortgage lenders and purchase interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans. Balances as of September 30, 2015 and December 31, 2014 are stated net of $425.0 million and $358.3 million participations sold, respectively.
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

At September 30, 2015 and December 31, 2014, we had a blanket floating lien on certain real estate-secured loans, mortgage finance loans and certain securities used as collateral for Federal Home Loan Bank (“FHLB”) borrowings.
Portfolio Geographic Concentration
As of September 30, 2015, a substantial majority of our loans held for investment, excluding our mortgage finance loans and other national lines of business, were to businesses with headquarters and operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. Additionally, we may make loans to these businesses and individuals secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover probable losses inherent in the loan portfolio at each balance sheet date.
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

The methodology used in the periodic review of reserve appropriateness, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality. The changes are reflected in the general reserve and in specific reserves as the collectability of larger classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored, and our reserve appropriateness relies primarily on our loss history. The review of reserve appropriateness is performed by executive management and presented to a committee of our board of directors for their review. The committee reports to the board as part of the board’s review on a quarterly basis of the Company’s consolidated financial statements.
The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and non-accrual status as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$6,244,334	$4,312,790	$1,845,094	$3,014,205	$24,497	$110,295	$15,551,215
Special mention	113,542	—	1,771	23,076	26	2,650	141,065
Substandard-accruing	115,565	—	564	14,265	234	—	130,628
Non-accrual	80,198	—	16,749	7,028	—	5,699	109,674
Total loans held for investment	$6,553,639	$4,312,790	$1,864,178	$3,058,574	$24,757	$118,644	$15,932,582

December 31, 2014
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$5,738,474	$4,102,125	$1,414,671	$2,785,804	$19,579	$91,044	$14,151,697
Special mention	53,839	—	1,734	8,723	11	4,363	68,670
Substandard-accruing	43,784	—	—	2,653	47	3,915	50,399
Non-accrual	33,122	—	—	9,947	62	173	43,304
Total loans held for investment	$5,869,219	$4,102,125	$1,416,405	$2,807,127	$19,699	$99,495	$14,314,070

The following table details activity in the reserve for loan losses by portfolio segment for the nine months ended September 30, 2015 and September 30, 2014. Allocation of a portion of the reserve to one category of loans does not preclude its availability to absorb losses in other categories.

September 30, 2015
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Unallocated	Total
Beginning balance	$70,654	$—	$7,935	$15,582	$240	$1,141	$5,402	$100,954
Provision for loan losses	48,689	—	(3,944)	(4,328)	154	(221)	(1,622)	38,728
Charge-offs	11,278	—	—	346	62	25	—	11,711
Recoveries	2,098	—	397	28	19	27	—	2,569
Net charge-offs (recoveries)	9,180	—	(397)	318	43	(2)	—	9,142
Ending balance	$110,163	$—	$4,388	$10,936	$351	$922	$3,780	$130,540
Period end amount allocated to:
Loans individually evaluated for impairment	$9,304	$—	$—	$254	$—	$1	$—	$9,559
Loans collectively evaluated for impairment	100,859	—	4,388	10,682	351	921	3,780	120,981
Ending balance	$110,163	$—	$4,388	$10,936	$351	$922	$3,780	$130,540

September 30, 2014
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Unallocated	Total
Beginning balance	$39,868	$—	$14,553	$24,210	$149	$3,105	$5,719	$87,604
Provision for loan losses	20,900	—	(1,611)	(6,095)	112	(1,480)	2,044	13,870
Charge-offs	8,518	—	—	296	101	—	—	8,915
Recoveries	3,480	—	—	45	66	172	—	3,763
Net charge-offs (recoveries)	5,038	—	—	251	35	(172)	—	5,152
Ending balance	$55,730	$—	$12,942	$17,864	$226	$1,797	$7,763	$96,322
Period end amount allocated to:
Loans individually evaluated for impairment	$5,999	$—	$—	$660	$—	$2	$—	$6,661
Loans collectively evaluated for impairment	49,731	—	12,942	17,204	226	1,795	7,763	89,661
Ending balance	$55,730	$—	$12,942	$17,864	$226	$1,797	$7,763	$96,322
We have traditionally maintained an unallocated reserve component to compensate for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We believe the level of unallocated reserves at September 30, 2015 is warranted due to the continued uncertain economic environment which has produced losses, including those resulting from borrowers' misstatement of financial information or inaccurate certification of collateral values. Such losses are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses; however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy.

Our recorded investment in loans as of September 30, 2015, December 31, 2014 and September 30, 2014 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows (in thousands):

September 30, 2015
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$82,050	$—	$16,749	$9,895	$—	$5,699	$114,393
Loans collectively evaluated for impairment	6,471,589	4,312,790	1,847,429	3,048,679	24,757	112,945	15,818,189
Total	$6,553,639	$4,312,790	$1,864,178	$3,058,574	$24,757	$118,644	$15,932,582

December 31, 2014
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$35,165	$—	$—	$13,880	$62	$173	$49,280
Loans collectively evaluated for impairment	5,834,054	4,102,125	1,416,405	2,793,247	19,637	99,322	14,264,790
Total	$5,869,219	$4,102,125	$1,416,405	$2,807,127	$19,699	$99,495	$14,314,070

September 30, 2014
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$27,109	$—	$—	$17,904	$—	$10	$45,023
Loans collectively evaluated for impairment	5,594,227	3,774,467	1,640,596	2,344,614	16,502	101,317	13,471,723
Total	$5,621,336	$3,774,467	$1,640,596	$2,362,518	$16,502	$101,327	$13,516,746
Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of September 30, 2015, $884,000 of our non-accrual loans were earning on a cash basis compared to $310,000 at December 31, 2014. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. In accordance with ASC 310 Receivables ("ASC 310"), we have also included all restructured loans in our impaired loan totals. The following tables detail our impaired loans, by portfolio class, as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$16,370	$24,185	$—	$18,211	$—
Energy	35,304	35,304	—	16,991	28
Construction
Market risk	16,749	16,749	—	7,444	—
Real estate
Market risk	3,591	3,591	—	3,671	—
Commercial	2,909	2,909	—	3,467	16
Secured by 1-4 family	—	—	—	—	—
Consumer	—	—	—	—	—
Leases	5,695	5,695	—	2,777	—
Total impaired loans with no allowance recorded	$80,618	$88,433	$—	$52,561	$44
With an allowance recorded:
Commercial
Business loans	$28,890	$28,890	$8,607	$32,756	$—
Energy	1,486	1,486	697	699	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	1,785	1,785	29	2,421	—
Commercial	—	—	—	408	—
Secured by 1-4 family	1,610	1,610	225	1,710	—
Consumer	—	—	—	14	—
Leases	4	4	1	98	—
Total impaired loans with an allowance recorded	$33,775	$33,775	$9,559	$38,106	$—
Combined:
Commercial
Business loans	$45,260	$53,075	$8,607	$50,967	$—
Energy	36,790	36,790	697	17,690	28
Construction
Market risk	16,749	16,749	—	7,444	—
Real estate
Market risk	5,376	5,376	29	6,092	—
Commercial	2,909	2,909	—	3,875	16
Secured by 1-4 family	1,610	1,610	225	1,710	—
Consumer	—	—	—	14	—
Leases	5,699	5,699	1	2,875	—
Total impaired loans	$114,393	$122,208	$9,559	$90,667	$44

December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$9,608	$11,857	$—	$7,334	$—
Energy	—	—	—	375	25
Construction
Market risk	—	—	—	118	—
Real estate
Market risk	3,735	3,735	—	7,970	—
Commercial	3,521	3,521	—	2,795	—
Secured by 1-4 family	—	—	—	1,210	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$16,864	$19,113	$—	$19,802	$25
With an allowance recorded:
Commercial
Business loans	$24,553	$25,553	$7,433	$17,705	$—
Energy	1,004	1,004	272	991	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	4,203	4,203	317	5,064	—
Commercial	526	526	79	705	—
Secured by 1-4 family	1,895	1,895	240	2,119	—
Consumer	62	62	9	16	—
Leases	173	173	26	41	—
Total impaired loans with an allowance recorded	$32,416	$33,416	$8,376	$26,641	$—
Combined:
Commercial
Business loans	$34,161	$37,410	$7,433	$25,039	$—
Energy	1,004	1,004	272	1,366	25
Construction
Market risk	—	—	—	118	—
Real estate
Market risk	7,938	7,938	317	13,034	—
Commercial	4,047	4,047	79	3,500	—
Secured by 1-4 family	1,895	1,895	240	3,329	—
Consumer	62	62	9	16	—
Leases	173	173	26	41	—
Total impaired loans	$49,280	$52,529	$8,376	$46,443	$25

Average impaired loans outstanding during the nine months ended September 30, 2015 and 2014 totaled $90.7 million and $46.3 million, respectively.
The table below provides an age analysis of our past due loans that are still accruing and non-accrual loans, by portfolio class, as of September 30, 2015 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing(1)	Total Past Due	Non-accrual	Current	Total
Commercial
Business loans	$15,004	$8,919	$7,556	$31,479	$43,409	$5,452,730	$5,527,618
Energy	—	—	2	2	36,789	989,230	1,026,021
Mortgage finance loans	—	—	—	—	—	4,312,790	4,312,790
Construction
Market risk	—	—	—	—	16,749	1,831,340	1,848,089
Secured by 1-4 family	928	—	—	928	—	15,161	16,089
Real estate
Market risk	1,046	1,657	—	2,703	3,620	2,366,647	2,372,970
Commercial	—	15,405	—	15,405	2,909	573,353	591,667
Secured by 1-4 family	414	—	—	414	499	93,024	93,937
Consumer	350	—	—	350	—	24,407	24,757
Leases	—	—	—	—	5,699	112,945	118,644
Total loans held for investment	$17,742	$25,981	$7,558	$51,281	$109,674	$15,771,627	$15,932,582

(1)
Loans past due 90 days and still accruing includes premium finance loans of $6.2 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of the contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, a reduction of the face amount of debt or forgiveness of either principal or accrued interest. As of September 30, 2015 and December 31, 2014, we had $249,000 and $1.8 million, respectively, in loans considered restructured that are not on non-accrual. These loans did not have unfunded commitments at September 30, 2015 or December 31, 2014. Of the non-accrual loans at September 30, 2015 and December 31, 2014, $26.1 million and $12.1 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with the modified terms in calendar years after the year of the restructure.

The following tables summarize, for the nine months ended September 30, 2015 and 2014, loans that were restructured during 2015 and 2014 (in thousands):

September 30, 2015
	Number of Restructured Loans	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Commercial business loans	5	$20,459	$15,438
Total new restructured loans in 2015	5	$20,459	$15,438

September 30, 2014
	Number of Restructured Loans	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Real estate—commercial	1	$1,441	$1,430
Commercial business loans	1	$95	$95
Total new restructured loans in 2014	2	$1,536	$1,525
The restructured loans generally include terms to temporarily place loans on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above loans. The restructuring of the loans did not have a significant impact on our allowance for loan losses at September 30, 2015 or 2014.
The following table provides information on how restructured loans were modified during the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine months ended September 30,
	2015	2014
Extended maturity	$—	$1,430
Combination of maturity extension and payment schedule adjustment	15,438	95
Total	$15,438	$1,525
As of September 30, 2015 and 2014, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
(5) OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO
The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Beginning balance	$609	$685	$568	$5,110
Additions	—	—	1,177	851
Sales	(422)	(68)	(1,558)	(5,344)
Valuation allowance for OREO	—	—	—	—
Direct write-downs	—	—	—	—
Ending balance	$187	$617	$187	$617
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
The table below summarizes our off-balance sheet financial instruments whose contract amounts represented credit risk (in thousands):

	September 30, 2015	December 31, 2014
Commitments to extend credit	$5,192,901	$5,324,460
Standby letters of credit	175,125	177,808
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
In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the "Basel III Capital Rules"). The Basel III Capital Rules, among other things, (i) introduce a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consist of CET1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions fully phased in on January 1, 2019.
Quantitative measures established by these regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of September 30, 2015, that the Company and the Bank met all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of September 30, 2015, and December 31, 2014. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material adverse effect on our financial condition and results of operations.
Because our bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

The table below summarizes our capital ratios:

	September 30, 2015	December 31, 2014
Company
Risk-based capital:
CET1(1)	7.69%	7.89%
Tier 1 capital	9.10%	9.46%
Total capital	11.39%	11.83%
Leverage	9.08%	10.76%
(1) December 31, 2014 ratio is unaudited.
Our mortgage finance loan volumes can increase significantly at month-end, causing a meaningful difference between ending balance and average balance for any period. At September 30, 2015, our total mortgage finance loans were $4.3 billion compared to the average for the quarter ended September 30, 2015 of $4.0 billion. As CET1, Tier 1 and total capital ratios are calculated using quarter-end risk-weighted assets and our mortgage finance loans are 100% risk-weighted, the quarter-end fluctuation in these balances can significantly impact our reported ratios. Due to the actual risk profile and liquidity of this asset class, we manage capital allocated to mortgage finance loans based on changing trends in average balances and do not believe that the quarter-end balance is representative of risk characteristics that would justify higher allocations. However, we will continue to monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels.
Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules further limit the amount of dividends that may be paid by our bank. No dividends were declared or paid on common stock during the three and nine months ended September 30, 2015 or 2014.
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
Stock-based compensation consists of SARs and RSUs granted from 2009 through September 30, 2015.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Stock- based compensation expense recognized:
SARs	$85	$128	$282	$419
RSUs	1,140	972	3,046	3,209
Total compensation expense recognized	$1,225	$1,100	$3,328	$3,628

	September 30, 2015
(in thousands)	Options	SARs and RSUs
Unrecognized compensation expense related to unvested awards	$—	$14,068
Weighted average period over which expense is expected to be recognized, in years	N/A	3.4
In connection with the 2010 Long-term Incentive Plan, the Company has issued cash-based performance units. A summary of the compensation cost for these units is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Cash-based performance units	$1,420	$3,357	$5,958	$8,062
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

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include U.S. government and agency mortgage-backed debt securities, municipal bonds, and Community Reinvestment Act funds. This category also includes loans held for sale and derivative assets and liabilities where values are obtained from independent pricing services.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation. This category includes impaired loans held for investment and OREO where collateral values have been based on third party appraisals; however, due to current economic conditions, comparative sales data typically used in appraisals may be unavailable or more subjective due to lack of market activity.

Assets and liabilities measured at fair value at September 30, 2015 and December 31, 2014 are as follows (in thousands):

	Fair Value Measurements Using
September 30, 2015	Level 1	Level 2	Level 3
Available for sale securities:(1)
Residential mortgage-backed securities	$—	$23,834	$—
Municipals	—	831	—
Equity securities(2)	—	7,333	—
Loans held for sale (3)	—	1,062	—
Loans held for investment(4) (6)	—	—	50,000
OREO(5) (6)	—	—	187
Derivative assets(7)	—	46,927	—
Derivative liabilities(7)	—	46,935	—

December 31, 2014
Available for sale securities:(1)
Residential mortgage-backed securities	$—	$31,065	$—
Municipals	—	3,267	—
Equity securities(2)	—	7,387	—
Loans held for sale(3)	—	—	—
Loans(4) (6)	—	—	23,536
OREO(5) (6)	—	—	568
Derivative assets(7)	—	31,176	—
Derivative liabilities(7)	—	31,176	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Equity securities consist of Community Reinvestment Act funds.

(3)	Loans held for sale are measured at fair value on a recurring basis, generally monthly.

(4)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(5)	OREO is transferred from loans to OREO at fair value less selling costs.

(6)	Fair value of loans held for investment and OREO is measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.

(7)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.
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
Loans held for investment
During nine months ended September 30, 2015 and the year ended December 31, 2014, certain impaired loans held for investment were re-evaluated and reported at fair value through a specific allocation of the allowance for loan losses based upon the fair value of the underlying collateral. The $50.0 million reported fair value above includes impaired loans held for investment at September 30, 2015 with a carrying value of $55.1 million that were reduced by specific allowance allocations totaling $5.1 million based on collateral valuations utilizing Level 3 valuation inputs. The $23.5 million reported fair value above includes impaired loans held for investment at December 31, 2014 with a carrying value of $29.2 million that were reduced by specific valuation allowance allocations totaling $5.7 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals.
OREO
Certain foreclosed assets, upon initial recognition, are valued based on third party appraisals less estimated selling costs. At September 30, 2015 and December 31, 2014, OREO had a carrying value of $187,000 and $568,000, respectively, with no specific valuation allowance. The fair value of OREO was computed based on third party appraisals, which are Level 3 valuation inputs.

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
A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$2,446,950	$2,446,950	$1,330,514	$1,330,514
Securities, available-for-sale	31,998	31,998	41,719	41,719
Loans held for sale	1,062	1,062	—	—
Loans held for investment, net	15,745,078	15,753,869	14,156,058	14,161,484
Derivative assets	46,927	46,927	31,176	31,176
Deposits	15,165,345	15,165,846	12,673,300	12,673,607
Federal funds purchased	73,650	73,650	66,971	66,971
Customer repurchase agreements	30,184	30,184	25,705	25,705
Other borrowings	1,250,000	1,250,000	1,100,005	1,100,005
Subordinated notes	286,000	292,179	286,000	289,947
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liabilities	46,935	46,935	31,176	31,176
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
Loans held for sale
Fair value for loans held for sale valued under the fair value option is derived from quoted market prices for similar loans, which is characterized as a Level 2 asset in the fair value hierarchy.
Loans held for investment, net
Loans held for investment are characterized as Level 3 assets in the fair value hierarchy. For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are generally based on carrying values. The fair value for all other loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.
Derivatives
The estimated fair value of interest rate swaps and caps is obtained from independent pricing services based on quoted market prices for the same or similar derivative contracts, which is characterized as a Level 2 asset in the fair value hierarchy. On a quarterly basis, we independently verify the fair value using an additional independent pricing source. The derivative instruments related to the loans held for sale portfolio include loan purchase commitments and forward sales commitments. Loan purchase commitments are valued based upon the fair value of the underlying mortgage loans to be purchased, which is based on observable market data. Forward sales commitments are valued based upon the quoted market prices from brokers. As such, these loan purchase commitments and forward sales commitments are classified as Level 2 assets in the fair value hierarchy.
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
During three months ended September 30, 2015 and 2014, we entered into certain interest rate derivative positions that are not designated as hedging instruments. These derivative positions relate to transactions in which we enter into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations.

The notional amounts and estimated fair values of interest rate derivative positions outstanding at September 30, 2015 and December 31, 2014 are presented in the following tables (in thousands):

	September 30, 2015			December 31, 2014
	Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging interest rate derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$1,001,476	$—	$45,558	$866,432	$361	$30,162
Commercial loan/lease interest rate caps	217,731	1,366	—	63,414	1,014	—
Customer counterparties:
Commercial loan/lease interest rate swaps	1,001,476	45,558	—	866,432	30,162	361
Commercial loan/lease interest rate caps	217,731	—	1,366	63,414	—	1,014
Economic hedging interest rate derivatives:
Loan purchase commitments	2,085	3	—	—	—	—
Forward sale commitments	2,967	—	11	—	—	—
Gross derivatives		46,927	46,935		31,537	31,537
Offsetting derivative assets/liabilities		—	—		(361)	(361)
Net derivatives included in the consolidated balance sheets		$46,927	$46,935		$31,176	$31,176
The weighted-average receive and pay interest rates for interest rate swaps outstanding at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015 Weighted-Average Interest Rate		December 31, 2014 Weighted-Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	2.79%	4.72%	2.79%	4.82%
The weighted-average strike rate for outstanding interest rate caps was 2.19% at September 30, 2015 and 1.44% at December 31, 2014.
Our credit exposure on interest rate swaps and caps is limited to the net favorable value and interest payments of all swaps and caps by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the swaps and caps exceeds a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, relating to interest rate swaps and caps was approximately $46.9 million at September 30, 2015 and approximately $31.2 million at December 31, 2014, all of which relates to bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values. At September 30, 2015 and December 31, 2014, we had $47.3 million and $30.2 million, respectively, in cash collateral pledged for these derivatives included in interest-bearing deposits.

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

QUARTERLY FINANCIAL SUMMARIES – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended September 30, 2015			For the three months ended September 30, 2014
	Average Balance	Revenue/ Expense(1)	Yield/ Rate	Average Balance	Revenue/ Expense(1)	Yield/ Rate
Assets
Securities – taxable	$32,358	$287	3.52%	$41,716	$383	3.64%
Securities – non-taxable(2)	1,162	17	5.80%	4,697	69	5.83%
Federal funds sold	308,822	193	0.25%	105,793	68	0.26%
Deposits in other banks	2,537,033	1,616	0.25%	283,062	176	0.25%
Loans held for sale	570	6	4.18%	—	—	—
Loans held for investment, mortgage finance loans	3,981,731	30,427	3.03%	3,452,782	27,275	3.13%
Loans held for investment	11,302,248	121,316	4.26%	9,423,548	107,343	4.52%
Less reserve for loan losses	118,543	—	—	91,427	—	—
Loans held for investment, net of reserve	15,165,436	151,743	3.97%	12,784,903	134,618	4.18%
Total earning assets	18,045,381	153,862	3.38%	13,220,171	135,314	4.06%
Cash and other assets	486,846			409,727
Total assets	$18,532,227			$13,629,898
Liabilities and Stockholders’ Equity
Transaction deposits	$1,754,940	$763	0.17%	$1,010,003	$287	0.11%
Savings deposits	5,858,381	4,616	0.31%	4,991,779	3,519	0.28%
Time deposits	536,531	723	0.53%	485,558	475	0.39%
Deposits in foreign branches	179,731	138	0.30%	369,202	325	0.35%
Total interest bearing deposits	8,329,583	6,240	0.30%	6,856,542	4,606	0.27%
Other borrowings	1,459,864	734	0.20%	310,157	155	0.20%
Subordinated notes	286,000	4,191	5.81%	286,000	4,241	5.88%
Trust preferred subordinated debentures	113,406	643	2.25%	113,406	627	2.19%
Total interest bearing liabilities	10,188,853	11,808	0.46%	7,566,105	9,629	0.50%
Demand deposits	6,621,159			4,669,772
Other liabilities	152,154			117,418
Stockholders’ equity	1,570,061			1,276,603
Total liabilities and stockholders’ equity	$18,532,227			$13,629,898
Net interest income(2)		$142,054			$125,685
Net interest margin			3.12%			3.77%
Net interest spread			2.92%			3.56%
Loan spread			3.80%			4.02%

(1)	The loan averages include non-accrual loans and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

	For the nine months ended September 30, 2015			For the nine months ended September 30, 2014
	Average Balance	Revenue/ Expense(1)	Yield/ Rate	Average Balance	Revenue/ Expense(1)	Yield/ Rate
Assets
Securities – taxable	$34,844	$930	3.57%	$44,300	$1,235	3.73%
Securities – non-taxable(2)	1,785	75	5.62%	7,153	314	5.87%
Federal funds sold	234,033	427	0.24%	64,963	116	0.24%
Deposits in other banks	2,222,006	4,203	0.25%	232,333	435	0.25%
Loans held for sale	192	6	4.18%	—	—	—%
Loans held for investment, mortgage finance loans	4,101,576	91,831	2.99%	2,772,757	67,288	3.24%
Loans held for investment	10,918,080	350,692	4.29%	9,044,694	307,436	4.55%
Less reserve for loan losses	109,621	—	—	89,753	—	—
Loans held for investment, net of reserve	14,910,035	442,523	3.97%	11,727,698	374,724	4.27%
Total earning assets	17,402,895	448,164	3.44%	12,076,447	376,824	4.17%
Cash and other assets	479,739			396,388
Total assets	$17,882,634			$12,472,835
Liabilities and Stockholders’ Equity
Transaction deposits	$1,521,657	$1,665	0.15%	$896,878	$537	0.08%
Savings deposits	5,786,547	13,368	0.31%	4,755,604	10,218	0.29%
Time deposits	500,590	1,886	0.50%	421,118	1,216	0.39%
Deposits in foreign branches	242,874	591	0.33%	358,416	911	0.34%
Total interest bearing deposits	8,051,668	17,510	0.29%	6,432,016	12,882	0.27%
Other borrowings	1,400,523	1,821	0.17%	423,448	626	0.20%
Subordinated notes	286,000	12,573	5.88%	266,769	11,961	5.99%
Trust preferred subordinated debentures	113,406	1,892	2.23%	113,406	1,862	2.20%
Total interest bearing liabilities	9,851,597	33,796	0.46%	7,235,639	27,331	0.51%
Demand deposits	6,343,195			3,898,457
Other liabilities	155,466			106,560
Stockholders’ equity	1,532,376			1,232,179
Total liabilities and stockholders’ equity	$17,882,634			$12,472,835
Net interest income(2)		$414,368			$349,493
Net interest margin			3.18%			3.87%
Net interest spread			2.98%			3.66%
Loan spread			3.80%			4.10%

(1)	The loan averages include non-accrual loans and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•	Uncertainty in the pricing of mortgage loans that we purchase, and later sell or securitize, as well as competition for the mortgage servicing rights related to these loans.

•	The failure to attract and retain key personnel or the loss of key individuals or groups of employees.

•	Legislative and regulatory changes imposing further restrictions and costs on our business, a failure to remain well capitalized or well managed or regulatory enforcement actions against us.

•	An increase in the incidence or severity of fraud, illegal payments, security breaches and other illegal acts impacting our bank and our customers.

•	Structural changes in the markets for origination, sale and servicing of residential mortgages.

•	Increased or more effective competition from banks and other financial service providers in our markets.

•	Material failures of our accounting estimates and risk management processes based on management judgment, or the supporting analytical and forecasting models.

•	Unavailability of funds obtained from capital transactions or from our bank to fund our obligations.

•	Failures of counterparties or third party vendors to perform their obligations.

•	Failures or breaches of our information systems that are not effectively managed.

•	Severe weather, natural disasters, acts of war or terrorism and other external events.

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
In the third quarter of 2015, we launched a correspondent lending program, Mortgage Correspondent Aggregation ("MCA"), to complement our warehouse lending program. Through our MCA program we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loan sales to independent third parties or in securitization transactions to GSEs such as Fannie Mae, Freddie Mac and Ginnie Mae. In some cases, we retain the mortgage servicing rights ("MSRs"). Once purchased, these loans are classified as held for sale and are carried at fair value pursuant to our election of the fair value option. At the commitment date, we enter into a corresponding forward sale commitment with a third party, typically a GSE, to deliver the loans to the GSE within a specified timeframe. The estimated gain/loss for the entire transaction (from initial purchase commitment to final delivery of loans) is recorded as an asset or liability. Fair value is derived from observable current market prices, when available, and includes the fair value of the MSRs. For the nine months ended September 30, 2015, the transaction volume in this program was not significant.
Volatility in the mortgage industry can drive uncertainty related to the pricing of the mortgage loans we seek to purchase, as well as uncertainty in the pricing of those loans when they are sold or securitized. This volatility may cause the actual returns on those sales or securitization transactions to be less than anticipated, which could adversely affect our overall loan volumes. Additionally, non-bank competitors may have a pricing advantage as they are not subject to the same capital limitations on mortgage loans and MSRs as banks.
The persistent low interest rate environment and expectation of future higher rates has resulted in an increase in the value of MSRs, causing other market participants or competitors who are planning to hold MSRs for a longer term to be more aggressive in their pricing of the underlying loan purchases than a participant like us that does not plan to hold MSRs on a long-term basis.
In connection with our loans held for sale portfolio, we have entered into loan purchase commitments and forward sales commitments. While we believe that our hedging strategies will be successful in mitigating our exposure to interest rate risk, no hedging strategy can completely protect us. Poorly designed strategies, improperly executed transactions, or inaccurate assumptions could increase our risks and losses.
The following discussion and analysis presents the significant factors affecting our financial condition as of September 30, 2015 and December 31, 2014 and results of operations for three and nine months in the periods ended September 30, 2015 and 2014. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing in Part I, Item 1 of this report.

Results of Operations
Summary of Performance
We reported net income of $37.1 million and net income available to common stockholders of $34.7 million, or $0.75 per diluted common share, for the third quarter of 2015 compared to net income of $36.8 million and net income available to common stockholders of $34.4 million, or $0.78 per diluted common share, for the third quarter of 2014. Return on average common equity (“ROE”) was 9.69% and return on average assets ("ROA") was 0.79% for the third quarter of 2015, compared to 12.11% and 1.07%, respectively, for the third quarter of 2014. Net income and net income available to common stockholders for the nine months ended September 30, 2015, totaled $110.1 million and $102.8 million, respectively, or $2.21 per diluted common share, compared to net income and net income available to common stockholders of $98.5 million and $91.2 million, respectively, or $2.09 per diluted common share, for the same period in 2014. ROE was 9.94% and ROA was 0.82% for the nine months ended September 30, 2015 compared to 11.27% and 1.06%, respectively, for the nine months ended September 30, 2014. The ROE decrease resulted from an increase in average common equity for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, related to the equity offering completed in the fourth quarter of 2014. The offering increased total equity by $149.7 million, and also had a dilutive effect on earnings per common share for the three and nine months ended September 30, 2015 as compared to the same periods in 2014. The ROA decrease resulted from a combination of reduced yields on loans and an increase in average liquidity assets during the three and nine months ended September 30, 2015 compared to the same periods of 2014.
Net income increased $282,000, or 1%, for the three months ended September 30, 2015, as compared to the same period in 2014. The increase was primarily the result of a $16.4 million increase in net interest income and a $984,000 increase in non-interest income, offset by a $7.3 million increase in the provision for credit losses, a, $9.8 million increase in non-interest expense and a $66,000 increase in income tax expense. Net income increased $11.6 million, or 12%, during the nine months ended September 30, 2015, primarily as the result of a $65.0 million increase in net interest income and a $5.1 million increase in non-interest income, offset by a $23.8 million increase in the provision for credit losses, an $28.5 million increase in non-interest expense and a $6.2 million increase in income tax expense.
Details of the changes in the various components of net income are further discussed below.

Net Interest Income
Net interest income was $142.0 million for the third quarter of 2015, compared to $125.7 million for the third quarter of 2014. The increase was due to an increase in average earning assets of $4.8 billion as compared to the third quarter of 2014. The increase in average earning assets included a $2.4 billion increase in average net loans and a $2.5 billion increase in average liquidity assets, offset by a $12.9 million decrease in average securities. For the quarter ended September 30, 2015, average net loans, liquidity assets and securities represented approximately 84%, 16% and less than 1%, respectively, of average earning assets compared to 97%, 3% and less than 1% for the same quarter of 2014.
Average interest-bearing liabilities for the quarter ended September 30, 2015 increased $2.6 billion from the third quarter of 2014, which included a $1.5 billion increase in interest-bearing deposits and an $1.1 billion increase in other borrowings. Average demand deposits increased from $4.7 billion at September 30, 2014 to $6.6 billion at September 30, 2015. The average cost of total deposits and borrowed funds increased slightly to 0.17% for the third quarter of 2015 compared to 0.16% for the same period of 2014. The cost of interest-bearing liabilities decreased from 0.50% for the quarter ended September 30, 2014 to 0.46% for the same period of 2015.
Net interest income was $414.3 million for the nine months ended September 30, 2015, compared to $349.4 million for the same period in 2014. The increase was due to an increase in average earning assets of $5.3 billion as compared to the nine months ended September 30, 2014. The increase in average earning assets included a $3.2 billion increase in average net loans and a $2.2 billion increase in average liquidity assets, offset by a $14.8 million decrease in average securities. For the nine months ended September 30, 2015, average net loans, liquidity assets and securities represented approximately 86%, 14% and less than 1%, respectively, of average earning assets compared to 97%, 2% and less than 1% for the same quarter of 2014.
Average interest-bearing liabilities for the nine months ended September 30, 2015 increased $2.6 billion as compared to the nine months ended September 30, 2014, which included a $1.6 billion increase in interest-bearing deposits, a $1.6 billion increase in other borrowings and a $19.2 million increase in long-term debt as a result of the Bank’s issuance of subordinated notes in January 2014. Average demand deposits increased from $3.9 billion at September 30, 2014 to $6.3 billion at September 30, 2015. The average cost of total deposits and borrowed funds declined slightly to 0.16% for the nine months ended September 30, 2015 compared to 0.17% for the same period in 2014. The cost of interest-bearing liabilities decreased from 0.51% for the nine months ended September 30, 2015 to 0.46% for the same period of 2015.

The following table (in thousands) presents changes in taxable-equivalent net interest income between the first quarter of 2014 and the first quarter of 2015 and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and changes due to changes in the average interest rate on those assets and liabilities.

	Three months ended September 30, 2015/2014			Nine months ended September 30, 2015/2014
	Net	Change Due To(1)		Net	Change Due To(1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Interest income:
Securities(2)	$(148)	$(138)	$(10)	$(544)	$(500)	$(44)
Loans held for sale	6	6	—	6	6	—
Loans held for investment, mortgage finance loans	3,152	4,178	(1,026)	24,543	32,247	(7,704)
Loans held for investment	13,973	21,400	(7,427)	43,256	63,678	(20,422)
Federal funds sold	125	130	(5)	311	302	9
Deposits in other banks	1,440	1,401	39	3,768	3,725	43
Total	18,548	26,977	(8,429)	71,340	99,458	(28,118)
Interest expense:
Transaction deposits	476	212	264	1,128	374	754
Savings deposits	1,097	611	486	3,150	2,215	935
Time deposits	248	50	198	670	229	441
Deposits in foreign branches	(187)	(167)	(20)	(320)	(294)	(26)
Borrowed funds	579	575	4	1,195	1,444	(249)
Long-term debt	(34)	—	(34)	642	862	(220)
Total	2,179	1,281	898	6,465	4,830	1,635
Net interest income	$16,369	$25,696	$(9,327)	$64,875	$94,628	$(29,753)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable and assume a 35% tax rate.
Net interest margin, which is defined as the ratio of net interest income to average earning assets, was 3.12% for the third quarter of 2015 compared to 3.77% for the third quarter of 2014. The year-over-year decrease was due to the growth in loans with lower yields, and the $2.5 billion increase in average balances of liquidity assets, which includes Federal funds sold and deposits in other banks. The cost of total deposits and borrowed funds increased to 0.17% for the third quarter of 2015 compared to 0.16% for the third quarter of 2014. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.21% for the third quarter of 2015 compared to 3.90% for the third quarter of 2014. The decrease resulted from the significant increase in liquidity assets coupled with a reduction in yields on total loans. Total funding costs, including all deposits, long-term debt and stockholders’ equity, decreased to 0.25% for the third quarter of 2015 compared to 0.28% for the third quarter of 2014. The average interest rate on long-term debt for the third quarter of 2015 was 4.80% compared to 4.84% for the same period of 2014.

Non-interest Income
The components of non-interest income were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Service charges on deposit accounts	$2,096	$1,817	$6,339	$5,277
Trust fee income	1,222	1,190	3,709	3,714
Bank owned life insurance (BOLI) income	484	517	1,444	1,547
Brokered loan fees	4,885	3,821	14,394	10,002
Swap fees	254	464	3,275	2,098
Other	2,439	2,587	7,257	8,647
Total non-interest income	$11,380	$10,396	$36,418	$31,285
Non-interest income increased $984,000 during the three months ended September 30, 2015 compared to the same period of 2014. This increase was primarily due to a $1.1 million increase in brokered loan fees as a result of an increase in mortgage finance volumes during the third quarter of 2015. Service charges increased $279,000 during the three months ended September 30, 2015 compared to the same period of 2014 as a result of an increase in deposit balances year-over-year. Offsetting these increases was a $210,000 decrease in swap fee income during the three months ended September 30, 2015 compared to the same period of 2014. These fees fluctuate from quarter to quarter based on the number and volume of transactions closed during the quarter. Swap fees are fees related to customer swap transactions and are received from the institution that is our counterparty on the transaction. Other non-interest income decreased $148,000 during the three months ended September 30, 2015 compared to the same period of 2014. Other non-interest income includes such items as letter of credit fees and other general operating income, none of which account for 1% or more of total interest income and non-interest income.
Non-interest income increased $5.1 million during the nine months ended September 30, 2015 compared to the same period of 2014. This increase was primarily due to a $4.4 million increase in brokered loan fees as a result of an increase in mortgage finance volumes during the first nine months of 2015. Swap fee income increased $1.2 million during the nine months ended September 30, 2015 compared to the same period of 2014. These fees fluctuate from quarter to quarter based on the number and volume of transactions closed during the quarter. Swap fees are fees related to customer swap transactions and are received from the institution that is our counterparty on the transaction. Service charges increased $1.1 million during the nine months ended September 30, 2015 compared to the same period of 2014 as a result of an increase in deposit balances year-over-year. Offsetting these increases was a $1.4 million decrease in other non-interest income. Other non-interest income includes such items as letter of credit fees and other general operating income, none of which account for 1% or more of total interest income and non-interest income.
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

Non-interest Expense
The components of non-interest expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Salaries and employee benefits	$48,583	$43,189	$142,611	$125,141
Net occupancy expense	5,874	5,279	17,373	15,120
Marketing	3,999	4,024	12,142	11,578
Legal and professional	5,510	4,874	15,176	17,457
Communications and technology	5,180	4,928	15,905	13,213
FDIC insurance assessment	4,489	2,775	12,490	8,044
Allowance and other carrying costs for OREO	1	5	16	61
Other(1)	8,052	6,841	23,768	20,383
Total non-interest expense	$81,688	$71,915	$239,481	$210,997

(1)
Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, due from bank charges and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the third quarter of 2015 increased $9.8 million, or 14%, to $81.7 million from $71.9 million in the third quarter of 2014. The increase is primarily attributable to a $5.4 million increase in salaries and employee benefits expense due to general business growth and as we respond to continued regulatory changes and strategic initiatives.
Net occupancy expense for the three months ended September 30, 2015 increased $595,000 as a result of general business growth and continued build-out needed to support that growth.
Legal and professional expense for three months ended September 30, 2015 increased $636,000 compared to the same quarter of 2014. Our legal and professional expense will continue to fluctuate and could increase in the future due to general business growth and as we respond to continued regulatory changes and strategic initiatives.
Communications and technology expense for the three months ended September 30, 2015 increased $252,000 as a result of general business and customer growth and continued build-out needed to support that growth.
FDIC insurance assessment expense for the three months ended September 30, 2015 increased $1.7 million compared to the same quarter in 2014 as a result of the increase in total assets from September 30, 2014 to September 30, 2015.
Non-interest expense for the nine months ended September 30, 2015 increased $28.5 million, or 13%, to $239.5 million from $211.0 million compared to the same period in 2014. The increase is primarily attributable to a $17.5 million increase in salaries and employee benefits expense due to general business growth and as we respond to continued regulatory changes and strategic initiatives.
Net occupancy expense for the nine months ended September 30, 2015 increased $2.3 million as a result of general business growth and continued build-out needed to support that growth.
Legal and professional expense for the nine months ended September 30, 2015 decreased $2.3 million compared to the same period of 2014. Our legal and professional expense will continue to fluctuate and could increase in the future due to general business growth and as we respond to continued regulatory changes and strategic initiatives.
Communications and technology expense for the nine months ended September 30, 2015 increased $2.7 million as a result of general business and customer growth and continued build-out needed to support that growth.
FDIC insurance assessment expense for the nine months ended September 30, 2015 increased $4.4 million compared to the same quarter in 2014 as a result of the increase in total assets from September 30, 2014 to September 30, 2015.
Analysis of Financial Condition

Loan Portfolio
Loans were as follows as of the dates indicated (in thousands):

	September 30, 2015	December 31, 2014
Commercial	$6,553,639	$5,869,219
Mortgage finance	4,312,790	4,102,125
Construction	1,864,178	1,416,405
Real estate	3,058,574	2,807,127
Consumer	24,757	19,699
Leases	118,644	99,495
Gross loans held for investment	15,932,582	14,314,070
Deferred income (net of direct origination costs)	(56,964)	(57,058)
Allowance for loan losses	(130,540)	(100,954)
Total loans held for investment, net	$15,745,078	$14,156,058
Loans held for sale	$1,062	$—
Total loans	$15,746,140	$14,156,058

Total loans held for investment net of allowance for loan losses at September 30, 2015 increased $1.6 billion from December 31, 2014 to $15.7 billion. Our business plan focuses primarily on lending to middle market businesses and successful professionals and entrepreneurs, and as such, commercial, real estate and construction loans have comprised a majority of our loan portfolio. Consumer loans generally have represented 1% or less of the portfolio. Mortgage finance loans relate to our mortgage warehouse lending operations in which we invest in mortgage loan ownership interests that are typically sold within 10 to 20 days. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans as well as overall market interest rates and tend to peak at the end of each month.
We originate a substantial majority of all loans held for investment (excluding mortgage finance loans). We also participate in syndicated loan relationships, both as a participant and as an agent. As of September 30, 2015, we had $1.7 billion in syndicated loans, $379.6 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of September 30, 2015, $23.0 million of our syndicated loans were on non-accrual.
Portfolio Geographic Concentration
As of September 30, 2015, a substantial majority of our loans held for investment, excluding our mortgage finance loans and other national lines of business, were to businesses with headquarters and operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. Additionally, we may make loans to these businesses and individuals, secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.
Summary of Loan Loss Experience
The provision for credit losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $13.8 million during the third quarter of 2015 compared to $6.5 million in the third quarter of 2014 and $14.5 million in the second quarter of 2015. The provision was driven by the application of our methodology. The increase was primarily related to the increase in reserves allocated to energy and other categories of loans, coupled with growth in traditional loans held for investment, excluding mortgage finance loans. In addition, a change in applied risk ratings and reserve allocations which are based in part on historical loss experience as well as changes in the composition of our pass-rated loan portfolio contributed to the increase.

We continue to maintain an unallocated reserve component to compensate for the uncertainty and complexity in estimating loan and lease losses, including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We believe the level of unallocated reserves at September 30, 2015 is warranted due to the continued uncertain economic environment which has produced losses, including those resulting from borrowers' misstatement of financial information or inaccurate certification of collateral values. Such losses are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses; however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy.

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
The combined reserve for credit losses, which includes a liability for losses on unfunded commitments, totaled $138.1 million at September 30, 2015, $108.0 million at December 31, 2014 and $102.6 million at September 30, 2014. The total reserve percentage (combined reserves for credit losses to loans held for investment excluding mortgage finance loans) increased to 1.19% at September 30, 2015 from 1.06% and 1.06% at December 31, 2014 and September 30, 2014, respectively.
At September 30, 2015, we believe the reserve is sufficient to cover all expected losses in the portfolio and has been derived from consistent application of the methodology described above.
Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, our estimate of expected losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

Activity in the reserve for loan losses is presented in the following table (in thousands, except percentage data and ratios):

	Nine months ended September 30, 2015	Year ended December 31, 2014	Nine months ended September 30, 2014
Reserve for loan losses:
Beginning balance	$100,954	$87,604	$87,604
Loans charged-off:
Commercial	11,278	9,803	8,518
Real estate	346	296	296
Consumer	62	266	101
Leases	25	—	—
Total charge-offs	11,711	10,365	8,915
Recoveries:
Commercial	2,098	2,762	2,572
Real estate	28	79	45
Construction	397	—	—
Consumer	19	162	66
Leases	27	1,082	1,080
Total recoveries	2,569	4,085	3,763
Net charge-offs	9,142	6,280	5,152
Provision for loan losses	38,728	19,630	13,870
Ending balance	$130,540	$100,954	$96,322
Reserve for off-balance sheet credit losses:
Beginning balance	$7,060	$4,690	$4,690
Provision for off-balance sheet credit losses	522	2,370	1,630
Ending balance	$7,582	$7,060	$6,320
Total reserve for credit losses	$138,122	$108,014	$102,642
Total provision for credit losses	$39,250	$22,000	$15,500
Reserve for loan losses to loans	0.82%	0.71%	0.72%
Reserve for loan losses to loans excluding mortgage finance loans	1.13%	0.99%	0.99%
Net charge-offs to average loans(1)	0.08%	0.05%	0.06%
Net charge-offs to average loans excluding mortgage finance loans(1)	0.11%	0.07%	0.08%
Total provision for credit losses to average loans	0.35%	0.18%	0.18%
Total provision for credit losses to average loans excluding mortgage finance loans	0.49%	0.24%	0.23%
Recoveries to total charge-offs	21.94%	39.41%	42.21%
Reserve for off-balance sheet credit losses to off-balance sheet credit commitments	0.14%	0.13%	0.12%
Combined reserves for credit losses to loans held for investment	0.87%	0.76%	0.76%
Combined reserves for credit losses to loans held for investment excluding mortgage finance loans	1.19%	1.06%	1.06%
Non-performing assets:
Non-accrual loans(4)	$109,674	$43,304	$37,733
OREO(3)	187	568	617
Total	$109,861	$43,872	$38,350
Restructured loans	$249	$1,806	$1,853
Loans past due 90 days and still accruing(2)	7,558	5,274	6,102
Reserve for loan losses to non-accrual loans	1.2x	2.3x	2.6x

(1)	Interim period ratios are annualized.

(2)
At September 30, 2015, December 31, 2014 and September 30, 2014, loans past due 90 days and still accruing include premium finance loans of $6.2 million, $3.7 million and $5.3 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(3)	We did not have a valuation allowance recorded against the OREO balance at September 30, 2015, December 31, 2014 or September 30, 2014.

(4)
As of September 30, 2015, December 31, 2014 and September 30, 2014, non-accrual loans included $26.1 million, $12.1 million and $13.9 million, respectively, in loans that met the criteria for restructured.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type and OREO (in thousands):

	September 30, 2015	December 31, 2014	September 30, 2014

Commercial	$80,198	$33,122	$25,006
Construction	16,749	—	—
Real estate	7,028	9,947	12,717
Consumer	—	62	—
Leases	5,699	173	10
Total non-accrual loans	109,674	43,304	37,733
Repossessed assets:
OREO	187	568	617
Total non-performing assets	$109,861	$43,872	$38,350
The table below summarizes the non-accrual loans as segregated by loan type and type of property securing the credit as of September 30, 2015 (in thousands):

Non-accrual loans:
Commercial
Lines of credit secured by the following:
Oil and gas properties	$32,476
Assets of the borrowers	43,870
Inventory	2,130
Other	1,722
Total commercial	80,198
Construction
Unimproved land and/or undeveloped lots	16,749
Real estate
Secured by:
Commercial property	2,909
Unimproved land and/or undeveloped residential lots	3,591
Other	528
Total real estate	7,028
Leases (commercial leases primarily secured by assets of the lessor)	5,699
Total non-accrual loans	$109,674

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
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At September 30, 2015 and December 31, 2014, we had $44.7 million and $16.3 million, respectively, in loans of this type which were not included in either non-accrual or 90 days past due categories.
The following table summarizes the assets held in OREO at September 30, 2015 (in thousands):

Undeveloped land and residential lots	$150
Other	37
Total OREO	$187
When foreclosure occurs, fair value, which is generally based on appraised values, may result in partial charge-off of a loan upon taking the collateral, and so long as the collateral is retained, subsequent reductions in appraised values will result in valuation adjustments taken as non-interest expense. In addition, if the decline in value is believed to be permanent and not just driven by market conditions, a direct write-down to the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure related to the appraised values during that holding period. We did not record a valuation expense during the three or nine months ended September 30, 2015 or September 30, 2014.
Loans Held for Sale
Through our MCA program, we commit to purchase residential mortgage loans from independent correspondent lenders with the intention to sell those loans to into the secondary market via whole loan sales to independent third parties or in securitization transactions to GSEs. We account for these transactions as sales and in some cases retain the right to service the loans. During the three months ended September 30, 2015, we purchased $4.2 million and sold $3.2 million of residential mortgage loans. The gain on sale recognized was not material.

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, which are formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), and which take into account the demonstrated marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost effectiveness. For the year ended December 31, 2014 and for the nine months ended September 30, 2015 our principal source of funding has been our customer deposits, supplemented by our borrowings, primarily short-term Federal funds purchased and FHLB borrowings used to fund mortgage finance assets.
Deposit growth and increase in borrowing capacity related to our mortgage finance loans have resulted in an increase in liquidity assets to $2.3 billion at September 30, 2015. The following table summarizes the growth in and composition of liquidity assets (in thousands):

	September 30, 2015	December 31, 2014	September 30, 2014
Federal funds sold	$25,000	$—	$—
Interest-bearing deposits	2,320,192	1,233,990	427,199
Total liquidity assets	$2,345,192	$1,233,990	$427,199

Total liquidity assets as a percent of:
Total loans held for investment, excluding mortgage finance loans	20.3%	12.2%	4.4%
Total loans held for investment	14.8%	8.7%	7.2%
Total earning assets	12.9%	8.0%	3.1%
Total deposits	15.5%	9.7%	3.6%
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

	September 30, 2015	December 31, 2014	September 30, 2014
Deposits from core customers	$13,554.2	$10,900.0	$9,893.2
Deposits from core customers as a percent of total deposits	89.4%	86.0%	84.4%
Relationship brokered deposits	$1,611.1	$1,773.3	$1,822.6
Relationship brokered deposits as a percent of total deposits	10.6%	14.0%	15.6%
Traditional brokered deposits	$—	$—	$—
Traditional brokered deposits as a percent of total deposits	—%	—%	—%
Average deposits from core customers(1)	$12,764.9	$9,135.0	$8,613.0
Average deposits from core customers as a percent of total quarterly average deposits(1)	88.7%	84.1%	83.3%
Average relationship brokered deposits(1)	$1,630.0	$1,709.8	$1,689.9
Average relationship brokered deposits as a percent of total quarterly average deposits(1)	11.3%	15.7%	16.4%
Average traditional brokered deposits(1)	$—	$20.7	$27.6
Average traditional brokered deposits as a percent of total quarterly average deposits(1)	—%	0.2%	0.3%

(1)	Annual averages presented for December 31, 2014.
We have access to sources of brokered deposits that we estimate to be $3.5 billion. Based on our internal guidelines, we may choose to limit our use of these sources to a lesser amount. Customer deposits (total deposits, including relationship brokered deposits, minus brokered CDs) at September 30, 2015 increased by $2.5 billion from December 31, 2014 and increased $3.4 billion from September 30, 2014.
Additionally, we have short-term borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our mortgage finance assets, due to their liquidity, short duration and interest spreads available. These borrowing sources typically include Federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes and advances from the FHLB and the Federal Reserve. The following table summarizes our short-term borrowings as of September 30, 2015 (in thousands):

Federal funds purchased	$73,650
Repurchase agreements	30,184
FHLB borrowings	1,250,000
Total short-term borrowings	$1,353,834
Maximum short-term borrowings outstanding at any month-end during the year	$1,986,214
The following table summarizes our other borrowing capacities in excess of balances outstanding at September 30, 2015 (in thousands):

FHLB borrowing capacity relating to loans	$3,720,831
FHLB borrowing capacity relating to securities	1,346
Total FHLB borrowing capacity	$3,722,177
Unused Federal funds lines available from commercial banks	$1,220,000

The following table summarizes our long-term borrowings as of September 30, 2015 (in thousands):

Subordinated notes	$286,000
Trust preferred subordinated debentures	113,406
Total long-term borrowings	$399,406
At September 30, 2015, we had a revolving, non-amortizing line of credit with $100.0 million of unused capacity. This line of credit matures on December 22, 2015. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. At September 30, 2015 and December 31, 2014, no borrowings were outstanding.
Our equity capital, including $150 million in preferred stock, averaged $1.5 billion for the nine months ended September 30, 2015, as compared to $1.2 billion for the same period in 2014. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
As of September 30, 2015 our capital ratios were above the levels required to be well capitalized. We believe that our earnings, periodic capital raising transactions, and the addition of loan and deposit relationships, will allow us to continue to grow organically.

Commitments and Contractual Obligations
The following table presents significant fixed and determinable contractual payment obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of September 30, 2015, our significant fixed and determinable contractual obligations to third parties, excluding interest, were as follows (in thousands):

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
Deposits without a stated maturity	$14,624,123	$—	$—	$—	$14,624,123
Time deposits	514,009	21,793	5,420	—	541,222
Federal funds purchased and customer repurchase agreements	103,834	—	—	—	103,834
FHLB borrowings	1,250,000	—	—	—	1,250,000
Operating lease obligations(1)	16,187	24,434	32,121	52,507	125,249
Subordinated notes	—	—	—	286,000	286,000
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total contractual obligations	$16,508,153	$46,227	$37,541	$451,913	$17,043,834

(1)	Non-balance sheet item.
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
Allowance for Loan Losses
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
We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets held for purposes other than trading. Additionally, we have some market risk relative to commodity prices through our energy lending activities. Petroleum and natural gas commodity prices declined substantially during 2014, and prices have continued to be suppressed through 2015. Such declines in commodity prices, if sustained or continued, could negatively impact our energy clients' ability to perform on their loan obligations, and we continue to monitor these loans. Management does not expect the current decline in petroleum and natural gas commodity prices to have a material adverse effect on our financial position. Foreign exchange rates, commodity prices and/or equity prices do not pose significant market risk to us.
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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of September 30, 2015, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
September 30, 2015
(In thousands)

	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Securities(1)	$10,608	$7,241	5,149	$9,000	$31,998
Total variable loans	13,855,415	81,340	33,848	8,451	13,979,054
Total fixed loans	374,398	1,006,467	351,689	222,036	1,954,590
Total loans(2)	14,229,813	1,087,807	385,537	230,487	15,933,644
Total interest sensitive assets	$14,240,421	$1,095,048	$390,686	$239,487	$15,965,642
Liabilities:
Interest-bearing customer deposits	$8,078,850	$—	$—	$—	$8,078,850
CDs & IRAs	218,162	295,847	21,793	5,420	541,222
Traditional brokered deposits	—	—	—	—	—
Total interest-bearing deposits	8,297,012	295,847	21,793	5,420	8,620,072
Repurchase agreements, Federal funds purchased, FHLB borrowings	1,353,834	—	—	—	1,353,834
Subordinated notes	—	—	—	286,000	286,000
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	1,353,834	—	—	399,406	1,753,240
Total interest sensitive liabilities	$9,650,846	$295,847	$21,793	$404,826	$10,373,312
Gap	$4,589,575	$799,201	$368,893	$(165,339)	$—
Cumulative Gap	4,589,575	5,388,776	5,757,669	5,592,330	5,592,330

Demand deposits					$6,545,273
Stockholders’ equity					1,590,051
Total					$8,135,324

(1)	Securities based on fair market value.

(2)	Loans are stated at gross.
The table above sets forth the balances as of September 30, 2015 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and loan and deposit account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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
The two “shock test” scenarios assume a sustained parallel 100 and 200 basis point increase in interest rates. As short-term rates have remained low through 2014 and the first nine months of 2015, we do not believe that analysis of an assumed decrease in interest rates would provide meaningful results. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%, at which point we will resume evaluations of shock scenarios in which interest rates decrease.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario		Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	100 bp Increase	200 bp Increase	100 bp Increase	200 bp Increase
	September 30, 2015		September 30, 2014
Change in net interest income	$86,998	$182,672	$56,067	$122,923
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
Except as set forth below, there have been no material changes in the risk factors previously disclosed in the Company’s 2014 Form 10-K for the fiscal year ended December 31, 2014. These additional risk factors relate to the MCA program launched in the third quarter of 2015.
Volatility in the mortgage industry can drive uncertainty related to the pricing of the mortgage loans we seek to purchase, as well as uncertainty in the pricing of those loans when they are sold or securitized. This volatility may cause the actual returns on those sales or securitization transactions to be less than anticipated, which could adversely affect our overall loan volumes. Additionally, non-bank competitors may have a pricing advantage as they are not subject to the same capital limitations on mortgage loans and MSRs as banks.
The persistent low interest rate environment and expectation of future higher rates has resulted in an increase in the value of MSRs, causing other market participants or competitors who are planning to hold MSRs for a longer term to be more aggressive in their pricing of the underlying loan purchases than a participant like us that does not plan to hold MSRs on a long-term basis.
In connection with our loans held for sale portfolio, we have entered into loan purchase commitments and forward sales commitments. While we believe that our hedging strategies will be successful in mitigating our exposure to interest rate risk, no hedging strategy can completely protect us. Poorly designed strategies, improperly executed transactions, or inaccurate assumptions could increase our risks and losses.

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
Date: October 22, 2015

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