Form 10-K
period 2015-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2016-02-18
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒
As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $2,817,236,000. There were 45,885,829 shares of the registrant’s common stock outstanding on February 16, 2016.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement relating to the 2016 Annual Meeting of Stockholders, which will be filed no later than April 7, 2016, are incorporated by reference into Part III of this Form 10-K.

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
The Bank is headquartered in Dallas, with primary banking offices in Austin, Dallas, Fort Worth, Houston and San Antonio, the five largest metropolitan areas of Texas. All of our business activities are conducted through the Bank. We have focused on organic growth, maintenance of credit quality and recruiting and retaining experienced bankers with strong personal and professional relationships in their communities.
We serve the needs of commercial businesses and successful professionals and entrepreneurs located in Texas as well as operate several lines of business serving a regional or national clientele of commercial borrowers. We are primarily a secured lender, with a majority of our loans being made to businesses headquartered or with operations in Texas. At the same time our national lines of business continue to provide specialized lending products to businesses throughout the United States. We have benefitted from the success of our business model since inception, producing strong loan growth and favorable loss experience amidst a challenging environment for banking nationally.
Growth History
We have grown substantially in both size and profitability since our formation. The table below sets forth data regarding the growth of key areas of our business from 2011 through 2015 (in thousands):

	December 31,
	2015	2014	2013	2012	2011
Loans held for sale	$86,075	$—	$—	$—	$—
Loans held for investment, mortgage finance	4,966,276	4,102,125	2,784,265	3,175,272	2,080,081
Loans held for investment, net	11,745,674	10,154,887	8,486,603	6,785,837	5,572,764
Assets	18,909,139	15,905,713	11,720,064	10,540,844	8,137,618
Demand deposits	6,386,911	5,011,619	3,347,567	2,535,375	1,751,944
Total deposits	15,084,619	12,673,300	9,257,379	7,440,804	5,556,257
Stockholders’ equity	1,623,533	1,484,190	1,096,350	836,242	616,331
The following table provides information about the growth of our loans held for investment ("LHI") portfolio by type of loan from 2011 through 2015 (in thousands):

	December 31,
	2015	2014	2013	2012	2011
Commercial	$6,672,631	$5,869,219	$5,020,565	$4,106,419	$3,275,150
Total real estate	4,990,914	4,223,532	3,409,427	2,630,390	2,241,670
Construction	1,851,717	1,416,405	1,262,905	737,637	422,026
Real estate term	3,139,197	2,807,127	2,146,522	1,892,753	1,819,644
Mortgage finance	4,966,276	4,102,125	2,784,265	3,175,272	2,080,081
Equipment leases	113,996	99,495	93,160	69,470	61,792
Consumer	25,323	19,699	15,350	19,493	24,822

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
Our banking centers in our target markets are served by experienced bankers with lending expertise in the specific industries found in their market areas and established community ties. We believe our Bank can offer customers more responsive and personalized service than our competitors. If we provide effective service to these customers, we believe we will be able to establish long-term relationships and provide multiple products to our customers, thereby enhancing our profitability.
National Lines of Business
While the Texas market continues to be central to the growth and success of our company, we have developed several lines of business, including our mortgage finance, mortgage correspondent aggregation, homebuilder finance, insurance premium finance and lender finance lines of business, that offer specialized loan and deposit products to businesses regionally and throughout the country. We believe this helps us mitigate our geographic concentration risk in Texas.
In the third quarter of 2015, we launched a correspondent lending program, mortgage correspondent aggregation ("MCA"), to complement our mortgage finance warehouse lending program. Through our MCA program we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loan sales to independent third parties or in securitization transactions to government sponsored enterprises such as Fannie Mae, Freddie Mac and Ginnie Mae.
Business Strategy
Drawing on the business and community ties of our management and their banking experience, our strategy is to continue building an independent bank that focuses primarily on middle market business customers and successful professionals and entrepreneurs in each of the five major metropolitan markets of Texas as well as our national lines of business. To achieve this, we seek to implement the following strategies:

•	Targeting middle market businesses and successful professionals and entrepreneurs;

•	Growing our loan and deposit base in our existing markets by hiring additional experienced bankers in our different lines of business;

•	Continuing our emphasis on credit policy to maintain credit quality consistent with long-term objectives;

•	Leveraging our existing infrastructure to support a larger volume of business;

•	Maintaining stringent internal approval processes for capital and operating expenditures;

•	Continuing our extensive use of outsourcing to provide cost-effective operational support and service levels consistent with large-bank operations; and

•	Extending our reach within our target markets and lines of business through service innovation and service excellence.
Products and Services
We offer a variety of loan, deposit account and other financial products and services to our customers.
Business Customers.    We offer a full range of products and services oriented to the needs of our business customers, including:

•	commercial loans for general corporate purposes including financing for working capital, internal growth, acquisitions and financing for business insurance premiums;

•	real estate term and construction loans;

•	mortgage finance lending;

•	mortgage correspondent aggregation;

•	equipment leasing;

•	treasury management services;

•	wealth management and trust services; and

•	letters of credit.

Individual Customers.    We also provide complete banking services for our individual customers, including:

•	personal wealth management and trust services;

•	certificates of deposit;

•	interest-bearing and non-interest-bearing checking accounts with optional features such as Visa® debit/ATM cards and overdraft protection;

•	traditional money market and savings accounts;

•	loans, both secured and unsecured; and

•	Internet banking.
Lending Activities
We target our lending to middle market businesses and successful professionals and entrepreneurs that meet our credit standards. The credit standards are set by our standing Credit Policy Committee with the assistance of our Bank’s Chief Credit Officer, who is charged with ensuring that credit standards are met by loans in our portfolio. Our Credit Policy Committee is comprised of senior Bank officers including our Bank’s Chief Executive Officer and President, our Texas President/Chief Lending Officer, our Bank's Chief Risk Officer and our Bank’s Chief Credit Officer. We believe we maintain an appropriately diversified loan portfolio. Credit policies and underwriting guidelines are tailored to address the unique risks associated with each industry represented in the portfolio.
Our credit standards for commercial borrowers reference numerous criteria with respect to the borrower, including historical and projected financial information, strength of management, acceptable collateral and associated advance rates, and market conditions and trends in the borrower’s industry. In addition, prospective loans are also analyzed based on current industry concentrations in our loan portfolio to prevent an unacceptable concentration of loans in any particular industry. We believe our credit standards are consistent with achieving business objectives in the markets we serve and will generally mitigate a portion of our risk. We believe that we differentiate our Bank from its competitors by focusing on and aggressively marketing to our core customers and fitting our products to their individual needs.
We generally extend variable rate loans in which the interest rate fluctuates with a specified reference rate such as the United States prime rate or the London Interbank Offered Rate (LIBOR) and frequently provide for a minimum floor rate. Our use of variable rate loans is designed to protect us from risks associated with interest rate fluctuations since the rates of interest earned will automatically reflect such fluctuations.
Deposit Products
We offer a variety of deposit products and services to our core customers upon terms, including interest rates, which are competitive with other banks. Our business deposit products include commercial checking accounts, lockbox accounts, cash concentration accounts and other treasury management services, including on-line data and server access. Our treasury management on-line system offers information services, wire transfer initiation, ACH initiation, account transfer and service integration. Our consumer deposit products include checking accounts, savings accounts, money market accounts and certificates of deposit. We also allow our consumer deposit customers to access their accounts, transfer funds, pay bills and perform other account functions over the Internet and through ATM machines.
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
Cayman Islands Branch
We established a branch of our Bank in the Cayman Islands in 2003 which was closed during 2015. Deposits maintained at our Cayman Islands branch originated with our domestic U.S. customer relationships. Deposits at the branch at December 31, 2014 were $312.7 million.
Employees
As of December 31, 2015, we had 1,329 full-time employees. None of our employees is represented by a collective bargaining agreement and we consider our relations with our employees to be good.

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
The Company’s activities are governed by the Bank Holding Company Act of 1956, as amended (“BHCA”). We are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) pursuant to the BHCA. We file quarterly reports and other information with the Federal Reserve. We file reports with the Securities and Exchange Commission (“SEC”) and are subject to its regulation with respect to our securities, reporting and certain governance matters, including matters submitted for stockholder approval. Our securities are listed on the Nasdaq Global Select Market, and we are subject to Nasdaq rules for listed companies.
Our Bank is organized as a national banking association under the National Bank Act, and is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the “OCC”), the FDIC and the Consumer Financial Protection Bureau (“CFPB”) as well as being subject to regulation by certain other federal and state agencies. The OCC has primary supervisory responsibility for our Bank and performs a continuous program of examinations concerning safety and soundness, the quality of management and directors, information technology and compliance with applicable laws and regulations. Our Bank files quarterly reports of condition and income with the FDIC, which provides insurance for certain of our Bank’s deposits. The CFPB has regulation, supervision and examination authority over our Bank with respect to substantially all federal statutes protecting the interests of consumers of financial services.
Bank Holding Company Regulation.    The BHCA limits our business to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be closely related to banking. We have elected to register with the Federal Reserve as a financial holding company. This authorizes us to engage in any activity that is either (i) financial in nature or incidental to such financial activity, as determined by the Federal Reserve, or (ii) complementary to a financial activity, so long as the activity does not pose a substantial risk to the safety and soundness of our Bank or the financial system generally, as determined by the Federal Reserve. Examples of non-banking activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.
We are not at this time exercising this authority at the parent company level. We, through our Bank, engage in traditional banking activities that are deemed financial in nature. In order for us to undertake new activities permitted by the BHCA, we and our Bank must be considered "well capitalized" (as defined below) and well managed, our Bank must have received a rating of at least satisfactory in its most recent examination under the Community Reinvestment Act and we would be required to notify the Federal Reserve within thirty days of engaging in the new activity.
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

Regulation of Our Bank by the OCC. National banks the size of our Bank are subject to continuous regulation, supervision and examination by the OCC. The OCC regulates or monitors all areas of a national bank’s operations, including security devices and procedures, adequacy of capitalization and loss reserves, accounting treatment and impact on capital determinations, loans, investments, borrowings, deposits, liquidity, mergers, issuances of securities, payment of dividends, interest rate risk management, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe and sound lending and deposit gathering practices. The OCC requires national banks to maintain specified capital ratios and imposes limitations on their aggregate investment in real estate, bank premises and furniture and fixtures. National banks are required by the OCC to file quarterly reports of their financial condition and results of operations and to obtain an annual audit of their financial statements in compliance with minimum standards and procedures prescribed by the OCC.
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
The Basel Committee in 2010 released a set of recommendations for strengthening international capital and liquidity regulation of banking organizations, known as Basel III. In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the “Basel III Capital Rules”). The Basel III Capital Rules became effective for us on January 1, 2015, with certain transition provisions phasing in over a period ending on January 1, 2019.
The Basel III Capital Rules, among other things, (i) specified a capital measure called “Common Equity Tier 1” (“CET1”), (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) narrowed the definition of CET1 by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expanded the scope of the deductions/adjustments to the capital measures as compared to prior regulations. Our Series A 6.5% Non-Cumulative Perpetual Preferred Stock constitutes Additional Tier 1 capital and our subordinated notes constitute Tier 2 capital.
The Basel III Capital Rules also changed the Tier 1 risk-based capital requirements and the total risk-based requirements to a minimum of 6.0% and 8.0%, respectively, plus a capital conservation buffer of 2.5% producing targeted ratios of 8.5% and 10.5%, respectively. The leverage ratio requirement under the Basel III Capital Rules is 5.0%. In order to be well capitalized under the rules now in effect, our Bank must maintain a CET1 capital ratio, Tier 1 capital ratio and total capital ratio of greater than or equal to 6.5%, 8.0% and 10.0%, respectively. See “Selected Financial Data - Capital and Liquidity Ratios.”
We met the capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis when we commenced filing 2015 reports with the FDIC and OCC. At December 31, 2015 our Bank's CET1 ratio was 7.82% and its total risk-based capital ratio was 10.57% and, as a result, it is currently classified as "well capitalized" for purposes of the OCC's prompt corrective action regulations.
Because we had less than $15 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital. We have elected to exclude the effects of accumulated other comprehensive income items included in stockholders’ equity from the determination of capital ratios under the Basel III Capital Rules.
Regulators may change capital and liquidity requirements, including previous interpretations of practices related to risk weights, which could require an increase to the allocation of capital to assets held by our Bank. Regulators could also require us to make retroactive adjustments to financial statements to reflect such changes. A regulatory capital ratio or category may not constitute an accurate representation of the Bank’s overall financial condition or prospects. Our regulatory capital status is addressed in more detail under the heading “Liquidity and Capital Resources” within Management’s Discussion and Analysis of

Financial Condition and Results of Operations and in Note 14 - Regulatory Restrictions in the accompanying notes to the consolidated financial statements included elsewhere in this report.
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) sets forth five capital categories for insured depository institutions under the prompt corrective action regulations:

•
Well capitalized-equals or exceeds a 10% total risk-based capital ratio, 8% Tier 1 risk-based capital ratio, and 5% leverage ratio and is not subject to any written agreement, order or directive requiring it to maintain a specific level for any capital measure;

•	Adequately capitalized-equals or exceeds an 8% total risk-based capital ratio, 6% Tier 1 risk-based capital ratio, and 4% leverage ratio;

•	Undercapitalized-total risk-based capital ratio of less than 8%, or a Tier 1 risk-based ratio of less than 6%, or a leverage ratio of less than 4%;

•	Significantly undercapitalized-total risk-based capital ratio of less than 6%, or a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 3%; and

•	Critically undercapitalized-a ratio of tangible equity to total assets equal to or less than 2%.
Federal bank regulatory agencies are required to implement arrangements for “prompt corrective action” for institutions failing to meet minimum requirements to be at least adequately capitalized. FDICIA imposes an increasingly stringent array of restrictions, requirements and prohibitions as an organization’s capital levels deteriorate. An adequately capitalized institution may not accept or roll over brokered deposits without an FDIC waiver. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The OCC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator (the FDIC) if the capital deficiency is not corrected promptly.
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
Federal bank regulators may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve and OCC guidelines provide that banking organizations experiencing significant growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Concentration of credit risks arising from non-traditional activities, as well as an institution’s ability to manage these risks, are important factors taken into account by regulatory agencies in assessing an organization’s overall capital adequacy.
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
Our Bank’s leverage ratio was 8.75% at December 31, 2015 and, as a result, it is currently classified as “well capitalized” for purposes of the OCC’s prompt corrective action regulations.
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

Liquidity Requirements.    U.S. bank regulators in September 2014 issued a final rule implementing the Basel III liquidity framework for certain U.S. banks - generally those having more than $50 billion of assets or whose primary federal banking regulator determines compliance with the liquidity framework is appropriate based on the organization's size, level of complexity, risk profile, scope of operations, U.S. or non-U.S. affiliations or risk to the financial system. One of the liquidity tests included in the new rule, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario.
The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements are predicted to encourage the covered banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets, and also to increase the use of long-term debt as a funding source. Regulators may change capital and liquidity requirements, including previous interpretations of practices related to risk weights, which could require an increase to the allocation of capital to assets held by our Bank. Regulators could also require us to make retroactive adjustments to financial statements and reported capital ratios to reflect such changes.
Stress Testing.    Pursuant to the Dodd-Frank Act and regulations published by the Federal Reserve and OCC, institutions with average total consolidated assets greater than $10 billion are required to conduct an annual “stress test” of capital and consolidated earnings and losses under a base case and two severely adverse stress scenarios provided by bank regulatory agencies. We became subject to this requirement in 2014 and have developed dedicated staffing, economic models, policies and procedures to implement stress testing on an annual basis using scenarios released by the agencies each year.
Commencing in 2016 the results of our stress testing must be reported to the agencies in July of each year and public disclosure of our summary stress test results is required to be made in October of each year. The published results of our stress testing are available in the Investor Relations section of our website at www.texascapitalbank.com under the caption “Financial Information.” Results of stress test calculations are anticipated to become an important factor considered by banking regulators in evaluating a range of banking practices. We are incorporating the economic models and information developed through our stress testing program into our risk management and business planning activities.
Gramm-Leach-Bliley Financial Modernization Act of 1999 ("Gramm-Leach-Bliley Act").    The Gramm-Leach-Bliley Act:

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
Safe and Sound Banking Practices; Enforcement.    Banks and bank holding companies are prohibited from engaging in unsafe and unsound banking practices. Bank regulators have broad authority to prohibit and penalize activities of bank holding companies and their subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws, regulations or written directives of or agreements with regulators. Regulators have considerable discretion in identifying what they deem to be unsafe and unsound practices and in pursuing enforcement actions in response to them.
Enforcement actions against us, our Bank and our officers and directors may include the issuance of a written directive, the issuance of a cease-and-desist order that can be judicially enforced, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties, the imposition of restrictions and sanctions under prompt corrective action provisions, the termination of deposit insurance (in the case of our Bank) and the appointment of a conservator or receiver for our Bank. Civil money penalties can be as high as $1.0 million for each day a violation continues.
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
We are subject to restrictions on extensions of credit to executive officers, directors, principal stockholders and their related interests. These restrictions are contained in the Federal Reserve Act and Federal Reserve Regulation O and apply to all insured institutions as well as their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such loans can be made. There is also an aggregate limitation on all loans to insiders and their related interests, which cannot exceed the institution’s total unimpaired capital and surplus, unless the FDIC determines that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. Additional restrictions on transactions with affiliates and insiders are discussed in the Dodd-Frank Act section below.
Restrictions on Dividends and Repurchases.    The sole source of funding of our parent company financial obligations has consisted of proceeds of capital markets transactions and cash payments from our Bank for debt service and dividend payments with respect to our Bank's preferred stock issued to the Company. We may in the future seek to rely upon receipt of dividends paid by our Bank to meet our financial obligations. Our Bank is subject to statutory dividend restrictions. Under such restrictions, national banks may not, without the prior approval of the OCC, declare dividends in excess of the sum of the current year’s net profits plus the retained net profits from the prior two years, less any required transfers to surplus. The Basel III Capital Rules further limit the amount of dividends that may be paid by our Bank. In addition, under the FDICIA, our Bank may not pay any dividend if it is undercapitalized or if payment would cause it to become undercapitalized.
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
The Dodd-Frank Act.    The Dodd-Frank Act became law in 2010 and has had a broad impact on the financial services industry, imposing significant regulatory and compliance changes. A significant volume of financial services regulations required by the Dodd-Frank Act have not yet been finalized by banking regulators, Congress continues to consider legislation that would make significant changes to the law and courts are addressing significant litigation arising under the Act, making it difficult to predict the ultimate effect of the Dodd-Frank Act on our business. The following discussion provides a brief summary of certain provisions of the Dodd-Frank Act that may have an effect on us.
The Dodd-Frank Act significantly reduces the ability of national banks to rely upon federal preemption of state consumer financial laws. Although the OCC, as the primary regulator of national banks, has the ability to make preemption determinations where certain conditions are met, the broad rollback of federal preemption has the potential to create a patchwork of federal and state compliance obligations and enforcement. This could, in turn, result in significant new regulatory requirements applicable to us and certain of our lending activities, with potentially significant changes in our operations and increases in our compliance costs.
The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. Amendments to the FDIA also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s deposit insurance fund (“DIF”) are calculated. The assessment base now consists of average consolidated total assets less average tangible equity. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. These changes contributed to an increase in the FDIC deposit insurance premiums paid by us in 2014 and 2015 and may contribute to increasing and less predictable deposit insurance expense in future years.
The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of restrictions on loans to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.
The Dodd-Frank Act increases the risk of “secondary actor liability” for lenders such as our Bank that provide financing or other services to customers offering financial products or services to consumers. The Act can impose liability on a service provider for knowingly or recklessly providing substantial assistance to a customer found to have engaged in unfair, deceptive or abusive practices that injure a consumer. This exposure contributes to increased compliance and other costs in connection with administration of credit extended to entities engaged in activities covered by the Dodd-Frank Act.
The Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent compliance, capital, liquidity and leverage requirements or otherwise adversely affect our business. These developments may also require us to invest significant management attention and resources to evaluate and make changes to our business as necessary to comply with new and changing statutory and regulatory requirements.
The Volcker Rule.    The Dodd-Frank Act amended the BHCA to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading in designated types of financial instruments and from investing in and sponsoring certain hedge funds and private equity funds. The final rule became effective in July 2015. It is highly complex, and many aspects of its application remain uncertain. We do not currently anticipate that the Volcker Rule will have a material effect on our operations since we do not engage in the businesses prohibited by the Volcker Rule. Unanticipated effects of the Volcker Rule’s provisions or future interpretations may have an adverse effect on our business or services provided to our Bank by other financial institutions.
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
We make available, free of charge through our website, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Additionally, we have adopted and posted on our website a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The address for our website is www.texascapitalbank.com. Any amendments to, or waivers from, our code of ethics applicable to our executive officers will be posted on our website within four days of such amendment or waiver. We will provide a printed copy of any of the aforementioned documents to any requesting stockholder.

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
Risk Factors Associated With Our Business
We must effectively manage our credit risk.    The risk of non-payment of loans is inherent in commercial banking. Increased credit risk may result from many factors, including

•	Adverse changes in local, U.S. and global economic and industry conditions;

•	Declines in the value of collateral, including asset values that are directly or indirectly related to external factors such as commodity prices or interest rates;

•	Concentrations of credit associated with specific loan categories, industries or collateral types; and

•	Risks specific to individual borrowers.
We rely heavily on information provided by third parties when originating and monitoring loans. If this information is intentionally or negligently misrepresented and we do not detect such misrepresentations, the credit risk associated with the transaction may be increased. Although we attempt to manage our credit risk by carefully monitoring the concentration of our loans within specific loan categories and industries and through prudent loan approval and monitoring practices in all categories of our lending, we cannot assure you that our approval and monitoring procedures will reduce these lending risks. Competitive pressures could erode underwriting standards leading to a decline in general credit quality and increases in credit defaults and non-performing asset levels. If our credit administration personnel, policies and procedures are not able to adequately adapt to changes in economic, competitive or other conditions that affect customers and the quality of the loan portfolio, we may incur increased losses that could adversely affect our financial results and lead to increased regulatory scrutiny, restrictions on our lending activity or financial penalties.
A significant portion of our assets consists of commercial loans. We generally invest a greater proportion of our assets in commercial loans to business customers than other banking institutions of our size, and our business plan calls for continued efforts to increase our assets invested in these loans. At December 31, 2015, approximately 40% of our LHI portfolio was comprised of commercial loans. Commercial loans may involve a higher degree of credit risk than other types of loans due, in part, to their larger average size, the effects of changing economic conditions on the businesses of our commercial loan customers, the dependence of borrowers on operating cash flow to service debt and our reliance upon collateral which may not be readily marketable. Due to the proportion of these commercial loans in our portfolio and because the balances of these loans are, on average, larger than other categories of loans, losses incurred on a relatively small number of commercial loans could have a materially adverse impact on our results of operations and financial condition.
A significant portion of our loans are secured by commercial and residential real estate. At December 31, 2015, approximately 30% of our loan portfolio was comprised of loans with real estate as the primary component of collateral. Our real estate lending activities, and our exposure to fluctuations in real estate collateral values, are significant and expected to increase as our assets increase. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located, in response to factors such as changes in the economic health of industries heavily concentrated in a particular area and in response to changes in market interest rates which influence capitalization rates used to value revenue-generating commercial real estate. If the value of real estate serving as collateral for our loans declines materially, a significant part of our loan portfolio could become under-collateralized and losses incurred upon borrower defaults would increase. Conditions in certain segments of the real estate industry, including homebuilding, lot development and mortgage lending, may have an effect on values of real estate pledged as collateral for our loans. The inability of purchasers of real estate, including residential real estate, to obtain financing may weaken the financial condition of our borrowers who are dependent on the sale or refinancing of property to repay their loans. Changes in the economic health of certain industries can have a significant impact on other sectors or industries which are both directly and indirectly associated with the industry.
Our business is concentrated in Texas; our Energy industry exposure could adversely affect our performance. A substantial majority of our customers are located in Texas. As a result, our financial condition and results of operations may be strongly affected by any prolonged period of economic recession or other adverse business, economic or regulatory conditions affecting Texas businesses and financial institutions. While the Texas economy is more diversified than in the 1980’s, the energy sector continues to play an important role. At December 31, 2015 our outstanding energy loans represented 7% of total loans. Our energy loans consist primarily of reserve-based loans to exploration and production companies with a smaller portion of our loan balances attributable to royalty owners, midstream operators, saltwater disposal and other service companies whose businesses primarily relate to production, not exploration and development of oil and gas.These businesses can be significantly affected by volatility in oil and natural gas prices and material declines in the level of drilling and production activity in Texas and in other areas of the United States. Adverse developments in the energy sector can have significant spillover effects on the Texas economy, including commercial and residential real estate values and the general level of economic activity. We are carefully monitoring the impact of the continuing significant decline and volatility in oil and natural gas prices on our loan portfolio, and have reflected these events in the determination of our allowance for loan and lease losses as of December 31, 2015. We experienced an increase in non-performing assets primarily related to energy loans during 2015 and there is no assurance that we will not be materially adversely impacted by the direct and indirect effects of current and future conditions in the energy industry in Texas and nationally.
Our future profitability depends, to a significant extent, upon our middle market business customers. Our future profitability depends, to a significant extent, upon revenue we receive from middle market business customers, and their ability to continue to meet their loan obligations. Adverse economic conditions or other factors affecting this market segment, and our failure to timely identify and react to unexpected economic downturns, may have a greater adverse effect on us than on other financial institutions that have a more diversified customer base. Additionally, our inability to grow our middle market business customer base in a highly competitive market could affect our future profitability.
We must maintain an appropriate allowance for loan losses. Our experience in the banking industry indicates that some portion of our loans will become delinquent, and some may only be partially repaid or may never be repaid at all. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense each quarter, that is consistent with management’s assessment of the collectability of the loan portfolio in light of the amount of loans committed and outstanding and current economic conditions and market trends. When specific loan losses are identified, the amount of the expected loss is removed, or charged-off, from the allowance. Our methodology for establishing the appropriateness of the allowance for loan losses depends on our subjective application of risk grades as indicators of each borrower’s ability to repay specific loans, together with our assessment of how actual or projected changes in competitor underwriting practices, competition for borrowers and depositors and other conditions in our markets are likely to impact improvement or deterioration in the collectability of our loans as compared to our historical experience.
Our business model makes our Bank more vulnerable to changes in underlying business credit quality than other banks with which we compete. We have a substantially larger percentage of commercial, real estate and other categories of business loans relative to total assets than most other banks in our market and our individual loans are generally larger as a percentage of our total earning assets than other banks. While we have substantially increased our liquidity over the past two years, these funds are invested in low-yielding deposits with federal agencies and other financial institutions. We have a substantially smaller portion of securities and other earning assets categories that can be less vulnerable to changes in local, regional or industry-specific economic trends, causing our potential for credit losses to be more severe than other banks. Our business model has focused on growth in various loan categories that can be more sensitive to changes in the economic trends. We believe our ability to maintain above-peer rates of growth in commercial loans is dependent on maintaining above-peer credit quality metrics. The failure to do so would have a material adverse impact on our growth and profitability.
If our assessment of inherent losses is inaccurate, or economic and market conditions or our borrowers' financial performance experience material unanticipated changes, the allowance may become inadequate, requiring larger provisions for loan losses that can materially decrease our earnings. Certain of our loans individually represent a significant percentage of our total allowance for loan losses. Adverse collection experience in a relatively small number of these loans could require an increase in the provision for loan losses. Federal regulators periodically review our allowance for loan losses and, based on their judgments, which may be different than ours, may require us to change classifications or grades of loans, increase the allowance for loan losses and recognize further loan charge-offs. Any increase in the allowance for loan losses or in the amount of loan charge-offs required by these regulatory agencies could have a negative effect on our results of operations and financial condition.
Our growth plans are dependent on the availability of capital and funding. Our historical ability to raise capital through the sale of capital stock and debt securities may be affected by economic and market conditions or regulatory changes that are beyond our control. Adverse changes in our operating performance or financial condition could make raising additional capital difficult or more expensive or limit our access to customary sources of funding, including inter-bank borrowings, repurchase agreements and borrowings from the Federal Reserve Bank or the Federal Home Loan Bank. Unexpected changes in requirements for regulatory capital resulting from regulatory actions or the results of our Dodd-Frank Act stress testing could require us to raise capital at a time, and at a price, that might be unfavorable, or require that we forego continuing growth or shrink our balance sheet. We cannot offer assurance that capital and funding will be available to us in the future, in needed amounts, upon acceptable terms or at all. Our efforts to raise capital could require the issuance of securities at times and with maturities, conditions and rates that are disadvantageous, and which could have a dilutive impact on our current stockholders. Factors that could adversely affect our ability to raise additional capital include conditions in the capital markets, our financial performance, regulatory actions and general economic conditions. Increases in our cost of capital, including dilution and increased interest or dividend requirements, could have a direct adverse impact on our operating performance and our ability to achieve our growth objectives. Trust preferred securities are no longer viable as a source of new long-term debt capital as a result of regulatory changes. The treatment of our existing trust preferred securities as capital may be subject to further regulatory change prior to their maturity, which could require the Company to seek additional capital.

We must effectively manage our liquidity risk. Our Bank requires available funds (liquidity) to meet its deposit, debt and other obligations as they come due, borrower requests to draw on committed credit facilities as well as unexpected demands for cash payments. While we are not subject to Basel III liquidity regulations, the adequacy of our liquidity is a matter of regulatory interest given the significant portion of our balance sheet represented by loans as opposed to securities and other more marketable investments. Our Bank’s principal source of funding consists of customer deposits. A substantial majority of our Bank’s liabilities consist of demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice. By comparison, a substantial portion of our assets are loans, most of which, excluding our mortgage finance loans and mortgage loans held for sale, cannot be collected or sold in so short a time frame, creating the potential for an imbalance in the availability of liquid assets to satisfy depositors and loan funding requirements.
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
Our mortgage finance business has experienced, and will likely continue to experience, highly variable usage of our funding capacity resulting from seasonal demands for credit, surges in consumer demand driven by changes in interest rates and month-end “spikes” of residential mortgage closings. These spikes could also result in our Bank having capital ratios that are below internally targeted levels or even levels that could cause our Bank to not be well-capitalized and could affect liquidity levels. At the same time managing this risk by declining to respond fully to the needs of our customers could severely impact our business. We have responded to these variable funding demands by, among other things, increasing the extent of participations sold in our mortgage loan interests and by opening an expanded borrowing relationship with the Federal Home Loan Bank in the fourth quarter of 2014. Our mortgage finance customers have in recent periods provided significant low-cost deposit balances associated with the borrower escrow accounts created at the time certain mortgage loans are funded, which have benefitted our liquidity and net interest margin. In a rising rate environment or in response to competitive pressures, we may have to pay interest on some or all of these accounts as regulations allow. Individual escrow account balances also experience significant variability during the year as principal and interest payments, as well as ad valorem taxes and insurance premiums are paid periodically. While the short average holding period of our mortgage interests of approximately 20 days will allow us, if necessitated by a funding shortfall, to rapidly decrease the size of the portfolio and its associated funding requirements, any such action might significantly damage business relationships important to that business.
Our Bank sources a significant volume of its demand deposits from financial services companies, mortgage finance customers and other commercial sources, resulting in a larger percentage of larger deposits and a smaller number of sources of deposits than would be typical of other banks in our markets, creating concentrations of deposits that carry a greater risk of unexpected material withdrawals. In recent periods over half of our total deposits have been attributable to customers whose balances exceed the $250,000 FDIC insurance limit. Many of these customers actively monitor our financial condition and results of operations and could withdraw their deposits quickly upon the occurrence of a material adverse development affecting our Bank or their businesses. In response to this risk we have substantially increased our liquidity over the past two years, but there is no assurance that we will maintain or have access to sufficient liquidity to fully mitigate this risk.
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
If we do not maintain our regulatory capital above the level required to be well capitalized we would be required to obtain FDIC consent for us to continue to accept deposits classified as brokered deposits, and there can be no assurance that the FDIC would consent under any circumstances. We could be required to suspend or eliminate deposit gathering from any source classified as “brokered” deposits. The FDIC can change the definition of or extend the classification to deposits not currently classified as brokered deposits. These non-traditional deposits are subject to greater operational and reputational risk of unexpected withdrawal than traditional demand and time deposits, particularly those provided by consumers. A significant decrease in our balances of relationship brokered deposits could have a material adverse effect upon our financial condition and results of operations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations below for further discussion of our liquidity.
We must effectively manage our interest rate risk. Our profitability is dependent to a large extent on our net interest income, which is the difference between the interest income paid to us on our loans and investments and the interest we pay to third parties such as our depositors, lenders and debtholders. Changes in interest rates can impact our profits and the fair values of certain of our assets and liabilities. Models that we use to forecast and plan for the impact of rising and falling interest rates may be incorrect or fail to consider the impact of competition and other conditions affecting our loans and deposits.
The banking industry has experienced a prolonged period of unusually low interest rates, which have had an adverse effect on our earnings by reducing yields on loans and other earning assets. A continued low rate environment will place downward pressure on our net interest income and there is substantial uncertainty regarding the extent to which interest rates may be allowed to increase in 2016 and future periods and what the future effects of any such increases will be. Increases in market interest rates may reduce our customers' desire to borrow money from us or adversely affect their ability to repay their outstanding loans by increasing their debt service obligations through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to pay their loans is impaired by increasing interest payment obligations, our level of non-performing assets would increase, producing an adverse effect on operating results. Asset values especially commercial real estate as collateral, securities or other fixed rate earning assets, can decline significantly with relatively minor changes in interest rates.
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
Federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed in 2011 by the Dodd-Frank Act. This change has had limited impact to date due to the excess of commercial liquidity and the low interest rate environment. Rising interest rates may result in our interest expense increasing, with a commensurate effect on our net interest income, particularly if we must pay interest on demand deposits to attract or retain customer deposits. There can be no assurance that we will not be materially adversely affected in the future by increases in interest rates.
We must effectively execute our business strategy in order to continue our asset and earnings growth. Our core strategy is to develop our business principally through organic growth. Our prospects for continued growth must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to realize significant growth. In order to execute our growth strategy successfully, we must, among other things:

•	continue to identify and expand into suitable markets and lines of business, in Texas, regionally and nationally;

•	develop new products and services and execute our full range of products and services more efficiently and effectively;

•	attract and retain qualified bankers in each of our targeted markets to build our customer base;

•	respond to market opportunities promptly and nimbly while balancing the demands of risk management and compliance with regulatory requirements;

•	expand our loan portfolio in an intensely competitive environment while maintaining credit quality;

•	attract sufficient deposits and capital to fund our anticipated loan growth and satisfy regulatory requirements;

•	control expenses; and

•	acquire and maintain sufficient qualified staffing and information technology and operational infrastructure to support growth and compliance with increasing and changing regulatory requirements.
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
We must continue to attract, retain and develop key personnel. Our success depends to a significant extent upon our ability to attract, develop and retain experienced bankers in each of our markets as well as managers with the operational skills to build and maintain the infrastructure and controls required to support continuing loan and deposit growth. Competition for the best people in our industry can be intense, and there is no assurance that we will continue to have the same level of success in this effort that has supported our historical results. Factors that affect our ability to attract, develop and retain key employees include our compensation and benefits programs, our profitability, our ability to establish appropriate succession plans for key talent, our reputation for rewarding and promoting qualified employees and market competition for employees with certain skills, including information systems development and security. The cost of employee compensation is a significant portion of our operating expenses and can materially impact our results of operations. The unanticipated loss of the services of a small number of key personnel could have an adverse effect on our business. Although we have entered into employment agreements with certain key employees, we cannot assure you that we will be successful in retaining them.
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
Our operations rely extensively on a broad range of external vendors. We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations, particularly in the areas of operations, treasury management systems, information technology and security, exposing us to the risk that these vendors will not perform as required by our agreements. An external vendor’s failure to perform in accordance with our agreement could be disruptive to our operations, which could have a material adverse impact on our business, financial condition and results of operations, as well as cause reputation damage if our customers are affected by the failure. External vendors who must have access to our information systems in order to provide their services have been identified as significant sources of information technology security risk. While we have implemented an active program of oversight to address this risk, there can be no assurance that we will not experience material security breaches associated with our vendors.
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
Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Recent material changes in regulation and requirements imposed on financial institutions, such as the Dodd-Frank Act and the Basel III Accord, result in additional costs, impose more stringent capital, liquidity and leverage requirements, limit the types of financial services and products we may offer and increase the ability of non-bank financial services providers to offer competing financial services and products, among other things. Such changes could result in new regulatory obligations which could prove difficult, expensive or competitively impractical to comply with if not equally imposed upon non-bank financial services providers with whom we compete. The Dodd-Frank Act has not yet been fully implemented and there are many additional regulations that have not been proposed, or if proposed, have not been adopted. The full impact of the Dodd-Frank Act on our business strategies is unknown at this time and cannot be predicted.
We receive inquiries from our regulators from time to time regarding, among other things, lending practices, reserve methodology, compliance with ever-changing regulations and interpretations, our management of interest rate, liquidity, capital and operational risk , regulatory and financial accounting practices and policies and related matters, which can divert management’s time and attention from focusing on our business. We became subject to additional regulatory requirements commencing in 2013 as a result of our assets exceeding $10 billion as described above at Business - Regulation and Supervision. We have significantly increased the amount of management time and expense devoted to developing the infrastructure to support our expanding compliance obligations which can pose significant regulatory enforcement, financial and reputational risks if not appropriately addressed.
We are actively engaged in responding to stress testing requirements contained in the Dodd-Frank Act to evaluate the adequacy of our capital and liquidity planning. Uncertainties regarding how the financial models of our business created pursuant to this requirement will respond to the regulatory scenarios issued annually, and how our regulators will evaluate our report of the results obtained, subject us to increased regulatory risk in 2016 and future years as the standards for DFAST and regulatory use of our reported data continue to evolve. Any change to our practices or policies requested or required by our regulators, or any changes in interpretation of regulatory policy applicable to our businesses, may have a material adverse effect on our business, results of operations or financial condition. We increased our capital and liquidity and expanded our regulatory compliance staffing and systems during 2014 and 2015 in order to assure that we continue to satisfy regulatory expectations for high-growth institutions, which reduced our net interest margin and earnings in 2014 and 2015.  There is no assurance that our financial performance in future years will not be similarly burdened.
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
The FDIC has imposed higher general and special assessments on deposits or assets based on general industry conditions and as a result of changes in specific programs, as well as qualitative adjustments for individual institutions based on their risk characteristics which cannot be predicted with any certainty. There is no restriction on the amount by which the FDIC may increase deposit and asset assessments in the future. Increases in FDIC assessments, fees and taxes have adversely affected our earnings and may continue to do so in the future.
Reports from the Public Company Accounting Oversight Board’s (“PCAOB”) inspections of public accounting firms continue to outline findings and recommendations which could require our auditors to perform additional work as part of their financial statement audits, increasing our external audit and internal audit costs to respond to these added requirements as well as subjecting to the risk of adverse findings by the PCAOB relating to the work performed. As a result, we have experienced, and may continue to experience, greater internal and external compliance and audit costs to comply with these changes that could adversely affect our results of operations.
Our business faces unpredictable economic and business conditions. Our business is directly impacted by general economic and business conditions in Texas, the United States and abroad. The credit quality of our loan portfolio necessarily reflects, among other things, the general economic conditions in the areas in which we conduct our business. Our continued financial success can be affected by other factors that are beyond our control, including:

•	national, regional and local economic conditions;

•	the value of the U.S. Dollar in relation to the currencies of other advanced and emerging market countries;

•	the performance of both domestic and international equity and debt markets and valuation of securities represented and traded on recognized domestic and international exchanges;

•	fluctuations in the value of commodities including but not limited to petroleum and natural gas;

•	general economic consequences of international conditions, such as weakness in European sovereign debt and foreign currencies and the impact of that weakness on the US and global economies;

•	legislative and regulatory changes impacting our industry;

•	the financial health of our customers and economic conditions affecting them and the value of our collateral, including effects from continued low prices of energy and other commodities;

•	the incidence of fraud, illegal payments, security breaches and other illegal acts among or impacting our Bank and our customers;

•	structural changes in the markets for origination, sale and servicing of residential mortgages;

•	changes in governmental economic and regulatory policies generally, including the extent and timing of intervention in credit markets by the Federal Reserve Board or withdrawal from that intervention;

•	changes in the availability of liquidity at a systemic level; and

•	material inflation or deflation.
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
Our recent entry into the MCA business subjects us to additional risks. Volatility in the mortgage industry has caused uncertainty related to the pricing of the mortgage loans that we seek to purchase, as well as uncertainty in the pricing of those loans when they are sold or securitized. This volatility may cause the actual returns on mortgage sales or securitization transactions to be less than anticipated, which could adversely affect our overall loan volumes. Additionally, non-bank competitors may have a pricing advantage as they are not subject to the same capital limitations on mortgage loans and mortgage servicing rights ("MSRs") as our Bank.
Our MCA business subjects us to additional interest rate risk, which may be an adverse effect on our business. The persistent low interest rate environment and expectation of future higher rates has resulted in an increase in the value of MSRs, causing other market participants and competitors who are planning to hold MSRs for a longer term to be more aggressive in their pricing of the underlying loan purchases than a participant like our Bank that does not plan to hold MSRs on a long-term basis. While we believe market and competitive conditions will improve, a prolonged low interest rate environment could affect the economics of our MCA business over a longer period of time. While lower interest rates may positively affect the volume of mortgage activity, continued unfavorable pricing for the loans purchased and lower profit on the subsequent sale of the loans could persist.
We have entered into loan purchase commitments and forward sales commitments in connection with the MCA business. While we believe that our hedging strategies will be successful in mitigating our exposure to interest rate risk associated with the purchase of mortgage loans held for sale, no hedging strategy can completely protect us. Poorly designed strategies, improperly executed transactions, or inaccurate assumptions regarding future interest rates or market conditions could have a material adverse effect on our financial condition and results of operations.
We may be required to repurchase mortgage loans or reimburse investors as a result of breaches in contractual representations and warranties under the agreements pursuant to which we purchase mortgage loans that are held for sale. While our agreements with the originators and sellers of mortgage loans provide us with legal recourse against them that may allow us to recover some or all of our losses, these companies are frequently not financially capable of paying large amounts of damages and as a result we can offer no assurance that we will not bear all of the risk of loss.

We may incur other costs and losses as a result of actual or alleged violations of regulations related to the origination and purchase of residential mortgage loans. The origination of residential mortgage loans is governed by a variety of federal and state laws and regulations, which are frequently changing. We sell residential mortgage loans that we have purchased or that we have originated to various parties, including GSEs such as Fannie Mae, Freddie Mac and Ginnie Mae and other financial institutions that purchase mortgage loans for investment or private label securitization. We may also pool FHA-insured and VA-guaranteed mortgage loans which back securities issued by Ginnie Mae. Our accrued mortgage repurchase liability represents management’s best estimate of the probable loss that we may expect to incur for the representations and warranties in the contractual provisions of our sales of mortgage loans, but there is no assurance that our losses will not materially exceed such amounts.
Our accounting estimates and risk management processes rely on management judgment, which may be supported by analytical and forecasting models. The processes we use to estimate probable credit losses for purposes of establishing the allowance for loan losses and to measure the fair value of financial instruments, certain of our liquidity and capital planning tools, as well as the processes we use to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, all depend upon management’s judgment. Management’s judgment and the data relied upon by management may be based on assumptions that prove to be inaccurate, particularly in times of market stress or other unforeseen circumstances. As a bank with total assets exceeding $10 billion we have become subject to the stress testing requirements of the Dodd-Frank Act and our forecasting and modeling requirements have increased and become more complex. Even if the relevant factual assumptions determined by management are accurate, our decisions may prove to be inadequate or inaccurate because of other flaws in the design or use of analytical tools by management. Any such failures in our processes for producing accounting estimates and managing risks could have a material adverse effect on our business, financial condition and results of operations.
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
Our business is susceptible to fraud. Our business exposes us to fraud risk from our loan and deposit customers, the parties they do business with, as well as from our employees, contractors and vendors. We rely on financial and other data from new and existing customers which could turn out to be fraudulent when accepting such customers, executing their financial transactions and making and purchasing loans and other financial assets. In times of increased economic stress we are at increased risk of fraud losses. We believe we have underwriting and operational controls in place to prevent or detect such fraud, but we cannot provide assurance that these controls will be effective in detecting fraud or that we will not experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect our financial results or reputation. Our lending customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans or make use of our services. Our exposure and the exposure of our customers to fraud may increase our financial risk and reputation risk as it may result in unexpected loan losses that exceed those that have been provided for in our allowance for loan losses.
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
Failure to meet regulatory capital standards could have a material adverse effect on our business, including damaging the confidence of customers in us, adversely impacting our reputation and competitive position and retention of key people. Any of these developments could limit our access to:

•	Brokered deposits;

•	The Federal Reserve discount window;

•	Advances from the Federal Home Loan Bank;

•	Capital markets transactions; and

•	Development of new financial services.
Failure to meet regulatory capital standards may also result in higher FDIC assessments. If we fall below guidelines for being deemed “adequately capitalized” the OCC or Federal Reserve could impose restrictions on our activities and a broad range of regulatory requirements in order to effect “prompt corrective action.” The capital requirements applicable to us are in a process of continuous evaluation and revision in connection with Basel III and the requirements of the Dodd-Frank Act. We cannot predict the final form, or the effects, of these regulations on our business, but among the possible effects are requirements that we slow our rate of growth or obtain additional capital which could reduce our earnings or dilute our existing stockholders.
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
If we are unable to access funds from capital transactions, or dividends or interest on loan payments from our Bank, we may be unable to satisfy our obligations to creditors or debtholders or pay dividends on our preferred stock. Changes in our Bank’s operating results or capital requirements could require us to convert subordinated notes or preferred stock of our bank held by us into common equity, reducing our cash flow available to meet our obligations.
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
The holders of our indebtedness and preferred stock have rights that are senior to those of our common stockholders. As of December 31, 2015, we had $111.0 million in subordinated notes held by our holding company and $113.4 million in junior subordinated notes outstanding that are held by statutory trusts which issued trust preferred securities to investors. At December 31, 2015 our Bank had $175.0 million in subordinated notes outstanding. Payments of the principal and interest on our trust preferred securities are conditionally guaranteed by us to the extent not paid by each trust, provided the trust has funds available for such obligations.

Our subordinated notes and junior subordinated notes are senior to our shares of preferred stock and common stock in right of payment of dividends and other distributions. We must be current on interest and principal payments on our indebtedness before any dividends can be paid on our preferred stock or our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our indebtedness must be satisfied before any distributions can be made to our preferred or common stockholders. If certain conditions are met, we have the right to defer interest payments on the junior subordinated debentures (and the related trust preferred securities) at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period, during which time no dividends may be paid to holders of our preferred stock or common stock. Because our Bank’s subordinated notes are obligations of the Bank, they would in any sale or liquidation of our Bank receive payment before any amounts would be payable to holders of our common stock, preferred stock or subordinated notes.
At December 31, 2015, we had issued and outstanding 6 million shares of our 6.50% Non-Cumulative Perpetual Preferred Stock, Series, A, having an aggregate liquidation preference of $150.0 million. Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. We must be current on dividends payable to holders of preferred stock before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.
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
Restrictions on Ownership. The ability of a third party to acquire us is limited under applicable U.S. banking laws and regulations. The BHCA requires any bank holding company (as defined therein) to obtain the approval of the Federal Reserve prior to acquiring, directly or indirectly, more than 5% of our outstanding Common Stock. Any “company” (as defined in the BHCA) other than a bank holding company would be required to obtain Federal Reserve approval before acquiring “control” of us. “Control” generally means (i) the ownership or control of 25% or more of a class of voting securities, (ii) the ability to elect a majority of the directors or (iii) the ability otherwise to exercise a controlling influence over management and policies. A holder of 25% or more of our outstanding Common Stock, other than an individual, is subject to regulation and supervision as a bank holding company under the BHCA. In addition, under the Change in Bank Control Act of 1978, as amended, and the Federal Reserve’s regulations thereunder, any person, either individually or acting through or in concert with one or more persons, is required to provide notice to the Federal Reserve prior to acquiring, directly or indirectly, 10% or more of our outstanding common stock.
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
Limitations on payment of subordinated notes. Under the FDIA, “critically undercapitalized” banks may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt (subject to certain limited exceptions). In addition, under Section 18(i) of the FDIA, our Bank is required to obtain the advance consent of the FDIC to retire any part of its subordinated notes. Under the FDIA, a bank may not pay interest on its subordinated notes if such interest is required to be paid only out of net profits, or distribute any of its capital assets, while it remains in default on any assessment due to the FDIC.
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
As of December 31, 2015, we conducted business at twelve full service banking locations and one operations center. Our operations center houses our loan and deposit operations and the customer service call center. We lease the space in which our banking centers and the operations call center are located. These leases expire between July 2016 and February 2025, not including any renewal options that may be available.
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
Our common stock is traded on The Nasdaq Global Select Market under the symbol “TCBI”. On February 16, 2016, there were approximately 208 holders of record of our common stock.
No cash dividends have ever been paid by us on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our principal source of funds to pay cash dividends on our common stock would be cash dividends from our Bank. The payment of dividends by our Bank is subject to certain restrictions imposed by federal banking laws, regulations and authorities.
The following table presents the range of high and low bid prices reported on The Nasdaq Global Select Market for each of the four quarters of 2014 and 2015.

	Price Per Share
Quarter Ended	High	Low
March 31, 2014	$67.08	$56.45
June 30, 2014	66.62	50.76
September 30, 2014	60.74	49.90
December 31, 2014	62.07	51.58

March 31, 2015	54.81	40.40
June 30, 2015	63.70	47.55
September 30, 2015	63.25	48.01
December 31, 2015	61.83	46.25

Stock Performance Graph
The following table and graph sets forth the cumulative total stockholder return for the Company’s common stock for the five-year period ending on December 31, 2015, compared to an overall stock market index (Russell 2000 Index) and the Company’s peer group index (Nasdaq Bank Index). The Russell 2000 Index and Nasdaq Bank Index are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2010. The performance graph represents past performance and should not be considered to be an indication of future performance.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Texas Capital
Bancshares, Inc.	$100.00	$143.44	$210.03	$291.47	$254.59	$231.58
Russell 2000
Index (RTY)	100.00	94.84	108.76	148.62	154.03	145.49
Nasdaq Bank
Index (CBNK)	100.00	87.87	101.94	140.62	144.88	154.61

Source: Bloomberg

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
You should read the selected financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	At or For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share, average share and percentage data)
Consolidated Operating Data(1)
Interest income	$602,958	$514,547	$444,625	$398,457	$321,600
Interest expense	46,428	37,582	25,112	21,578	18,663
Net interest income	556,530	476,965	419,513	376,879	302,937
Provision for credit losses	53,250	22,000	19,000	11,500	28,500
Net interest income after provision for credit losses	503,280	454,965	400,513	365,379	274,437
Non-interest income	47,738	42,511	44,024	43,040	32,232
Non-interest expense	326,523	285,114	256,729	219,881	188,327
Income before income taxes	224,495	212,362	187,808	188,538	118,342
Income tax expense	79,641	76,010	66,757	67,866	42,366
Net income	144,854	136,352	121,051	120,672	75,976
Preferred stock dividends	9,750	9,750	7,394	—	—
Net income available to common stockholders	$135,104	$126,602	$113,657	$120,672	$75,976
Consolidated Balance Sheet Data(1)
Total assets	$18,909,139	$15,905,713	$11,720,064	$10,540,844	$8,137,618
Loans held for sale	86,075	—	—	—	—
Loans held for investment	11,745,674	10,154,887	8,486,603	6,785,837	5,572,764
Loans held for investment, mortgage finance loans	4,966,276	4,102,125	2,784,265	3,175,272	2,080,081
Liquidity assets	2,708,352	444,673	144,050	72,689	129,631
Securities available-for-sale	29,992	41,719	63,214	100,195	143,710
Demand deposits	6,386,911	5,011,619	3,347,567	2,535,375	1,751,944
Total deposits	15,084,619	12,673,300	9,257,379	7,440,804	5,556,257
Federal funds purchased and repurchase agreements	143,051	92,676	170,604	297,115	436,050
Other borrowings	1,500,000	1,100,005	855,026	1,650,046	1,332,066
Subordinated notes	286,000	286,000	111,000	111,000	—
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406	113,406
Stockholders’ equity	1,623,533	1,484,190	1,096,350	836,242	616,331

	At or For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share, average share and percentage data)
Other Financial Data
Income per share
Basic	$2.95	$2.93	$2.78	$3.09	$2.03
Diluted	2.91	2.88	2.72	3.00	1.98
Tangible book value per share	31.69	28.72	22.54	20.04	15.82
Book value per share	32.12	29.17	23.06	20.53	16.36
Weighted average shares
Basic	45,808,440	43,236,344	40,864,225	39,046,340	37,334,743
Diluted	46,437,872	44,003,256	41,779,881	40,165,847	38,333,077
Selected Financial Ratios
Performance Ratios
Net interest margin	3.14%	3.78%	4.22%	4.41%	4.68%
Return on average assets	0.79%	1.05%	1.17%	1.35%	1.12%
Return on average equity	9.65%	11.31%	12.82%	16.93%	13.39%
Efficiency ratio	54.04%	54.88%	55.39%	52.35%	56.15%
Non-interest expense to average earning assets	1.84%	2.26%	2.58%	2.57%	2.90%
Asset Quality Ratios
Net charge-offs (recoveries) to average LHI	0.07%	0.05%	0.05%	0.07%	0.47%
Net charge-offs (recoveries) to average LHI excluding mortgage finance loans	0.10%	0.07%	0.07%	0.10%	0.58%
Allowance for loan losses to LHI	0.84%	0.71%	0.78%	0.75%	0.92%
Allowance for loan losses to LHI excluding mortgage finance loans	1.20%	0.99%	1.03%	1.10%	1.26%
Allowance for loan losses to non-accrual loans	.8x	2.3x	2.7x	1.3x	1.3x
Non-accrual loans to LHI	1.08%	0.30%	0.29%	0.56%	0.71%
Non-accrual loans to LHI excluding mortgage finance loans	1.53%	0.43%	0.38%	0.82%	0.98%
Total NPAs to LHI plus OREO	1.08%	0.31%	0.33%	0.72%	1.17%
Total NPAs to LHI excluding mortgage finance loans plus OREO	1.53%	0.43%	0.44%	1.06%	1.61%
Capital and Liquidity Ratios(2)
CET1	7.47%	7.89%	N/A	N/A	N/A
Total capital ratio	11.05%	11.83%	10.73%	9.97%	9.25%
Tier 1 capital ratio	8.81%	9.46%	9.15%	8.27%	8.38%
Tier 1 leverage ratio	8.92%	10.76%	10.87%	9.41%	8.78%
Average equity/average assets	8.51%	9.75%	9.68%	7.95%	8.33%
Tangible common equity/total tangible assets	7.69%	8.26%	7.87%	7.73%	7.29%
Average net loans/average deposits	101.71%	111.57%	116.25%	129.97%	115.68%

(1)
The consolidated operating data and consolidated balance sheet data presented above for the five most recent fiscal years have been derived from our audited consolidated financial statements. The historical results are not necessarily indicative of the results to be expected in any future period.

(2)	The Basel III Capital Rules specifying the CET1 ratio became effective on January 1, 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements and financial analysis contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of federal securities laws. Forward-looking statements may also be contained in our future filings with SEC, in press releases and in oral and written statements made by us or with our approval that are not statements of historical fact. These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. Words such as “believes,” “expects,” “estimates,” “anticipates,” “plans,” “goals,” “objectives,” “expects,” “intends,” “seeks,” “likely,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
Forward-looking statements may include, among other things, statements about the credit quality of our loan portfolio, economic conditions, including the continued impact on our customers from declines and volatility in oil and gas prices, expectations regarding rates of default or loan losses, volatility in the mortgage industry, our business strategies and our expectations about future financial performance, future growth and earnings, the appropriateness of our allowance for loan losses and provision for loan losses, the impact of increased regulatory requirements on our business, increased competition, interest rate risk, new lines of business, new product or service offerings and new technologies.
Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following:

•
Deterioration of the credit quality of our loan portfolio or declines in the value of collateral related to external factors such as commodity prices or interest rates, increased default rates and loan losses or adverse changes in the industry concentrations of our loan portfolio.

•
Changes in the U.S. economy in general or the Texas economy specifically resulting in deterioration of credit quality or reduced demand for credit or other financial services we offer, including declines and volatility in oil and gas prices.

•	Changing economic conditions or other developments adversely affecting our commercial, entrepreneurial and professional customers.

•	Changes in the value of commercial and residential real estate securing our loans or in the demand for credit to support the purchase and ownership of such assets.

•
The failure to correctly assess and model the assumptions supporting our allowance for loan losses, causing it to become inadequate in the event of decreases in loan quality and increases in charge-offs.

•
Adverse changes in economic or market conditions, or our operating performance, which could cause access to capital market transactions and other sources of funding to become more difficult to obtain on terms and conditions that are acceptable to us.

•
The inadequacy of our available funds to meet our deposit, debt and other obligations as they become due, or our failure to maintain our capital ratios as a result of adverse changes in our operating performance or financial condition.

•	The failure to effectively balance our funding sources with cash demands by depositors and borrowers.

•	The failure to effectively manage our interest rate risk resulting from unexpectedly large or sudden changes in interest rates or rate or maturity imbalances in our assets and liabilities.

•
The failure to successfully expand into new markets, develop and launch new lines of business or new products and services within the expected timeframes and budgets or to successfully manage the risks related to the development and implementation of these new businesses, products or services.

•	The failure to attract and retain key personnel or the loss of key individuals or groups of employees.

•	The failure to manage our information systems risk or to prevent cyber attacks against us or our third party vendors.

•	Legislative and regulatory changes imposing further restrictions and costs on our business, a failure to remain well capitalized or well managed or regulatory enforcement actions against us.

•	Adverse changes in economic or business conditions that impact the financial markets or our customers.

•	Increased or more effective competition from banks and other financial service providers in our markets.

•
Uncertainty in the pricing of mortgage loans that we purchase, and later sell or securitize, as well as competition for the MSRs related to these loans and related interest rate risk resulting from retaining MSRs.

•	Material failures of our accounting estimates and risk management processes based on management judgment, or the supporting analytical and forecasting models.

•	Failure of our risk management strategies and procedures, including failure or circumvention of our controls.

•	An increase in the incidence or severity of fraud, illegal payments, security breaches and other illegal acts impacting our Bank and our customers.

•	Structural changes in the markets for origination, sale and servicing of residential mortgages.

•	Unavailability of funds obtained from capital transactions or from our Bank to fund our obligations.

•	Failures of counterparties or third party vendors to perform their obligations.

•	Environmental liability associated with properties related to our lending activities.

•	Severe weather, natural disasters, acts of war or terrorism and other external events.

•
Incurrence of material costs and liabilities associated with legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving us or our Bank.

Actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed elsewhere in this report or disclosed in our other SEC filings. Forward-looking statements included herein speak only as of the date hereof and should not be relied upon as representing our expectations or beliefs as of any date subsequent to the date of this report. Except as required by law, we undertake no obligation to revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. The factors discussed herein are not intended to be a complete summary of all risks and uncertainties that may affect our businesses. Though we strive to monitor and mitigate risk, we cannot anticipate all potential economic, operational and financial developments that may adversely impact our operations and our financial results. Forward-looking statements should not be viewed as predictions and should not be the primary basis upon which investors evaluate an investment in our securities.
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
In the third quarter of 2015, we launched a correspondent lending program, MCA, to complement our warehouse lending program. Through our MCA program we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loan sales to independent third parties or in securitization transactions to GSEs such as Fannie Mae, Freddie Mac and Ginnie Mae. We retain the MSRs in some cases with the expectation that they will be sold from time to time. Once purchased, these loans are classified as held for sale and are carried at fair value pursuant to our election of the fair value option. At the commitment date, we enter into a corresponding forward sale commitment with a third party, typically a GSE, to deliver the loans to the GSE within a specified timeframe. The estimated gain/loss for the entire transaction (from initial purchase commitment to final delivery of loans) is recorded as an asset or liability. Fair value is derived from observable current market prices, when available, and includes the fair value of the MSRs. At December 31, 2015, we had $86.1 million in loans held for sale related to MCA.
The following discussion and analysis presents the significant factors affecting our financial condition as of December 31, 2015 and 2014 and results of operations for each of the three years related to the periods ended December 31, 2015, 2014 and 2013. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing later in this report.
Year ended December 31, 2015 compared to year ended December 31, 2014
We reported net income of $144.9 million and net income available to common stockholders of $135.1 million, or $2.91 per diluted common share, for the year ended December 31, 2015, compared to net income of $136.4 million and net income available to common stockholders of $126.6 million, or $2.88 per diluted common share, for the same period in 2014. Return on average equity ("ROE") was 9.65% and return on average assets ("ROA") was 0.79% for the year ended December 31, 2015, compared to 11.31% and 1.05%, respectively, for the same period in 2014. The decrease in ROE and essentially flat earnings per share for 2015 compared to 2014 reflect the dilutive effect of the fourth quarter 2014 offering of 2.5 million common shares for net proceeds of $149.6 million. The ROA decrease resulted from a combination of reduced yields on loans and a $2.3 billion increase in average liquidity assets for the year ended December 31, 2015 compared to the same period of 2014.

Net income increased $8.5 million for the year ended December 31, 2015 compared to 2014. The $8.5 million increase was primarily the result of a $79.6 million increase in net interest income and a $5.2 million increase in non-interest income, offset by a $31.3 million increase in the provision for credit losses, a $41.4 million increase in non-interest expense and a $3.6 million decrease in income tax expense.
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
Net Interest Income
Net interest income was $556.5 million for the year ended December 31, 2015 compared to $477.0 million for the same period of 2014. The increase in net interest income was primarily due to an increase of $5.1 billion in average earning assets as compared to the same period of 2014. The increase in average earning assets included a $2.9 billion increase in average net loans and a $2.3 billion increase in liquidity assets. For the year ended December 31, 2015, average net loans, liquidity assets and securities represented 84%, 15% and less than 1%, respectively, of average earning assets compared to 96%, 4% and 1%, respectively, in 2014.
Average interest-bearing liabilities for the year ended December 31, 2015 increased $2.6 billion from the year ended December 31, 2014, which included a $1.6 billion increase in interest-bearing deposits and a $1.0 billion increase in other borrowings. For the same periods, the average balance of demand deposits increased to $6.4 billion from $4.2 billion. The average cost of total deposits and borrowed funds remained flat at 0.17% for the year ended December 31, 2015, compared to the same period in the prior year. The average cost of interest-bearing liabilities decreased from 0.50% for the year ended December 31, 2014 to 0.46% for the same period of 2015.
Net interest income was $477.0 million for the year ended December 31, 2014 compared to $419.5 million for the same period of 2013. The increase in net interest income was primarily due to an increase of $2.7 billion in average earning assets as compared to the same period of 2013. The increase in average earning assets included a $2.4 billion increase in average net loans and a $300.6 million increase in liquidity assets. For the year ended December 31, 2014, average net loans, liquidity assets and securities represented 96%, 4% and less than 1%, respectively, of average earning assets compared to 98%, 1% and 1%, respectively, in 2013.
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
Volume/Rate Analysis
The following table presents the changes (in thousands) in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to differences in the average interest rate on those assets and liabilities.

	Years Ended December 31,
	2015/2014			2014/2013
	Net Change	Change Due To(1)		Net Change	Change Due To(1)
		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income:
Securities	$(672)	$(622)	$(50)	$(1,430)	$(1,330)	$(100)
Loans held for sale	243	243	—	—	—	—
Loans held for investment, mortgage finance loans	25,616	33,288	(7,672)	6,197	22,763	(16,566)
Loans held for investment	57,264	83,268	(26,004)	64,095	84,854	(20,759)
Federal funds sold	475	459	16	142	35	107
Deposits in other banks	5,387	5,217	170	675	700	(25)
Total	88,313	121,853	(33,540)	69,679	107,022	(37,343)
Interest expense:
Transaction deposits	1,677	702	975	274	38	236
Savings deposits	4,399	2,852	1,547	3,808	3,312	496
Time deposits	1,005	363	642	—	82	(82)
Deposits in foreign branches	(648)	(616)	(32)	33	55	(22)
Other borrowings	1,789	1,966	(177)	(473)	(510)	37
Long-term debt	624	858	(234)	8,828	10,602	(1,774)
Total	8,846	6,125	2,721	12,470	13,579	(1,109)
Net interest income	$79,467	$115,728	$(36,261)	$57,209	$93,443	$(36,234)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable assuming a 35% tax rate.
Net interest margin, which is defined as the ratio of net interest income to average earning assets, decreased from 3.78% for 2014 to 3.14% for 2015. This 64 basis point decrease was due to the growth in loans with lower yields and the $2.3 billion increase in average balances of liquidity assets, which include Federal funds sold and deposits held principally at the Federal Reserve Bank of Dallas. Funding costs, including demand deposits and borrowed funds, remained at .17% for 2015 compared to .17% for 2014. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.23% for 2015 compared to 3.91% for 2014. The decrease resulted from the reduction in yields on total loans, as well as the increased proportion of liquidity assets to total earning assets. Total funding costs, including all deposits, long-term debt and stockholders' equity decreased to .25% for 2015 compared to .29% for 2014. Average long-term debt increased by $14.4 million from 2014 and the average interest rate on long-term debt for 2015 was 4.84% compared to 4.85% for 2014.
Net interest margin decreased from 4.22% for 2013 to 3.78% for 2014. This 44 basis point decrease was due to the growth in loans with lower yields, the impact of the January 2014 subordinated note offering and the $300.6 million increase in average balances of liquidity assets, which includes Federal funds sold and deposits in other banks. Funding costs, including demand deposits and borrowed funds, remained at .17% for 2014 compared to .17% for 2013. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.91% for 2014 compared to 4.30% for 2013. The decrease resulted from the reduction in yields on total loans, primarily due to the increased proportion of mortgage finance loans to total loans. Total funding costs, including all deposits, long-term debt and stockholders' equity increased to .29% for 2014 compared to .24% for 2013. Average long-term debt increased by $160.6 million from 2013 and the average interest rate on long-term debt for 2014 was 4.85% compared to 4.40% for 2013.

Consolidated Daily Average Balances, Average Yields and Rates

	Year ended December 31,
	2015			2014			2013
	Average Balance	Revenue / Expense(1)	Yield / Rate(2)	Average Balance	Revenue / Expense(1)	Yield / Rate(2)	Average Balance	Revenue / Expense(1)	Yield / Rate(2)
Assets
Securities—taxable	$33,616	$1,197	3.56%	$43,029	$1,590	3.70%	$59,031	$2,325	3.94%
Securities—non-taxable	1,544	87	5.63%	6,171	366	5.93%	18,147	1,061	5.85%
Federal funds sold	269,610	682	0.25%	83,816	207	0.25%	54,547	65	0.12%
Deposits in other banks	2,438,742	6,293	0.26%	360,857	906	0.25%	89,503	231	0.26%
Loans held for sale	6,359	243	3.82%	—	—	—%	—	—	—%
Loans held for investment, mortgage finance	3,992,548	119,677	3.00%	2,948,938	94,061	3.19%	2,342,149	87,864	3.75%
Loans held for investment	11,113,520	474,809	4.27%	9,265,435	417,545	4.51%	7,471,676	353,450	4.73%
Less reserve for loan losses	114,965	—	—	91,363	—	—	78,282	—	—
Loans, net	14,991,103	594,486	3.97%	12,123,010	511,606	4.22%	9,735,543	441,314	4.53%
Total earning assets	17,740,974	602,988	3.40%	12,616,883	514,675	4.08%	9,956,771	444,996	4.47%
Cash and other assets	486,129			399,728			391,633
Total assets	$18,227,103			$13,016,611			$10,348,404
Liabilities and stockholders’ equity
Transaction deposits	$1,680,220	$2,615	0.16%	$960,812	$938	0.10%	$908,415	$664	0.07%
Savings deposits	5,920,046	18,738	0.32%	4,938,039	14,339	0.29%	3,756,560	10,531	0.28%
Time deposits	510,378	2,634	0.52%	417,317	1,629	0.39%	397,329	1,629	0.41%
Deposits in foreign branches	181,657	591	0.33%	361,203	1,239	0.34%	345,506	1,206	0.35%
Total interest-bearing deposits	8,292,301	24,578	0.30%	6,677,371	18,145	0.27%	5,407,810	14,030	0.26%
Other borrowings	1,382,013	2,535	0.18%	379,877	746	0.20%	653,318	1,219	0.19%
Subordinated notes	286,000	16,764	5.86%	271,617	16,202	5.97%	111,000	7,327	6.60%
Trust preferred subordinated debentures	113,406	2,551	2.25%	113,406	2,489	2.19%	113,406	2,536	2.24%
Total interest-bearing liabilities	10,073,720	46,428	0.46%	7,442,271	37,582	0.50%	6,285,534	25,112	0.40%
Demand deposits	6,447,147			4,188,173			2,967,063
Other liabilities	155,960			116,566			94,592
Stockholders’ equity	1,550,276			1,269,601			1,001,215
Total liabilities and stockholders’ equity	$18,227,103			$13,016,611			$10,348,404

Net interest income		$556,560			$477,093			$419,884
Net interest margin			3.14%			3.78%			4.22%
Net interest spread			2.94%			3.58%			4.07%
Loan spread(3)			3.80%			4.05%			4.36%

(1)
The loan averages include non-accrual loans which are stated net of unearned income. Loan interest income includes loan fees totaling $55.8 million, $50.0 million and $37.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	Taxable equivalent rates used where applicable assuming a 35% tax rate.

(3)	Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

Non-interest Income

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Service charges on deposit accounts	$8,323	$7,253	$6,783
Trust fee income	5,022	4,937	5,023
Bank owned life insurance (BOLI) income	2,011	2,067	1,917
Brokered loan fees	18,661	13,981	16,980
Swap fees	4,275	2,992	5,520
Other	9,446	11,281	7,801
Total non-interest income	$47,738	$42,511	$44,024
Non-interest income increased by $5.2 million during the year ended December 31, 2015 to $47.7 million, compared to $42.5 million for the same period in 2014. This increase was primarily due to a $4.7 million increase in brokered loan fees as a result of an increase in mortgage finance volumes. Swap fee income increased $1.3 million during 2015 compared to the same period of 2014. Swap fees are fees related to customer swap transactions, are received from the institution that is our counterparty on the transaction and fluctuate from time to time based on the number and volume of transactions closed during the year. Service charges increased $1.0 million during 2015 compared to the same period of 2014 as a result of an increase in deposit balances year-over-year. Offsetting these increases was a $1.8 million decrease in other non-interest income. Other non-interest income includes such items as letter of credit fees, gain on sale of loans held for sale, servicing fees related to the MCA program and other general operating income, none of which account for 1% or more of total interest income and non-interest income.
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
While management expects continued growth in certain components of non-interest income, the future rate of growth could be affected by increased competition from nationwide and regional financial institutions and general economic conditions. In order to achieve continued growth in non-interest income, we may need to introduce new products, enter into new lines of business or expand existing lines of business. Any new product introduction or new market entry could place additional demands on capital and managerial resources and introduce new risks to our business.
Non-interest Expense

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Salaries and employee benefits	$192,610	$169,051	$157,752
Net occupancy expense	23,182	20,866	16,821
Marketing	16,491	15,989	16,203
Legal and professional	22,150	21,182	18,104
Communications and technology	21,425	18,667	13,762
FDIC insurance assessment	17,231	10,919	8,057
Litigation settlement expense	—	—	(908)
Other(1)	33,434	28,440	26,938
Total non-interest expense	$326,523	$285,114	$256,729

(1)
Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, due from bank charges, allowance and other carrying costs for OREO and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the year ended December 31, 2015 increased $41.4 million compared to the same period of 2014 primarily related to increases in salaries and employee benefits, net occupancy expense, legal and professional expense, communications and data processing, FDIC insurance assessment and other non-interest expense.
Salaries and employee benefits expense increased $23.6 million to $192.6 million during the year ended December 31, 2015. This increase resulted primarily from general business growth and continued build-out.
Net occupancy expense for the year ended December 31, 2015 increased $2.3 million as a result of general business growth and continued build-out needed to support our growth.
Legal and professional expense increased $968,000, or 5%, for the year ended December 31, 2015 compared to the same period in 2014. Our legal and professional expense will continue to fluctuate from year to year and could increase in the future due to additional growth and as we respond to continued regulatory changes and strategic initiatives.
Communications and technology expense increased $2.8 million to $21.4 million during the year ended December 31, 2015 as a result of general business and customer growth and continued build-out needed to support that growth, including investment in IT security.
FDIC insurance assessment expense increased $6.3 million from $10.9 million in 2014 to $17.2 million primarily as a result of the increase in total assets from December 31, 2014 to December 31, 2015.
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
Analysis of Financial Condition
Loans Held for Investment
Our total loans held for investment have grown at an annual rate of 17%, 26% and 13% in 2015, 2014 and 2013, respectively, reflecting the continued build-up of our lending operations. Our business plan focuses primarily on lending to middle market businesses and successful professionals and entrepreneurs, and as such, commercial, real estate and construction loans have comprised a majority of our loan portfolio, representing 70% of total loans held for investment at December 31, 2015. Consumer loans generally have represented 1% or less of the portfolio from December 31, 2011 to December 31, 2015. Mortgage finance loans relate to our mortgage warehouse lending operations in which we invest in mortgage loan ownership interests that are typically sold within 10 to 20 days. Mortgage finance loan volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, as well as overall market interest rates and tend to peak at the end of each month.
We originate a substantial majority of all loans held for investment (excluding mortgage finance loans). We also participate in syndicated loan relationships, both as a participant and as an agent. As of December 31, 2015, we had $1.8 billion in syndicated loans, $410.3 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of December 31, 2015, $66.5 million of our syndicated loans were on non-accrual.

The following table summarizes our loans held for investment on a gross basis by major category as of the dates indicated (in thousands):

	December 31,
	2015	2014	2013	2012	2011
Commercial	$6,672,631	$5,869,219	$5,020,565	$4,106,419	$3,275,150
Mortgage finance	4,966,276	4,102,125	2,784,265	3,175,272	2,080,081
Construction	1,851,717	1,416,405	1,262,905	737,637	422,026
Real estate	3,139,197	2,807,127	2,146,522	1,892,753	1,819,644
Consumer	25,323	19,699	15,350	19,493	24,822
Equipment leases	113,996	99,495	93,160	69,470	61,792
Total loans held for investment	$16,769,140	$14,314,070	$11,322,767	$10,001,044	$7,683,515
For additional information on the types of loans we originate, see Note 3 - Loans Held for Investment and Allowance for Loan Losses in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Portfolio Geographic and Industry Concentrations
As of December 31, 2015, a majority of our loans held for investment, excluding our mortgage finance loans and other national lines of business, were to businesses with headquarters and operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We also make loans to these customers that are secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is appropriate to cover estimated losses inherent in the loan portfolio at each balance sheet date.
The table below summarizes the industry concentrations of our funded loans held for investment on a gross basis at December 31, 2015.

(in thousands except percentage data)	Amount	Percent of Total Loans Held for Investment
Services	$6,053,929	36.1%
Mortgage finance loans	4,966,276	29.6%
Contracting—construction and real estate development	1,698,011	10.1%
Investors and investment management companies	1,363,084	8.1%
Petrochemical and mining	1,186,723	7.1%
Manufacturing	554,702	3.3%
Wholesale	318,382	1.9%
Personal/household	216,144	1.3%
Retail	214,603	1.3%
Contracting—trades	138,924	0.8%
Government	44,166	0.3%
Agriculture	14,196	0.1%
Total loans held for investment	$16,769,140	100.0%

Excluding our mortgage finance business, our largest concentration in any single industry is in services. Loans extended to borrowers within the services industries include loans to finance working capital and equipment, as well as loans to finance investment and owner-occupied real estate. Significant trade categories represented within the services industries include, but are not limited to, real estate services, financial services, leasing companies, transportation, communication, and hospitality services. Borrowers represented within the real estate services category are largely owners and managers of both residential and non-residential commercial real estate properties.
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
This category also includes secured loans to companies in the energy services business, generally those engaged in supporting production, not exploration, drilling or development of reserves. We also have a small number of loans where our collateral consists of partnership interests and the partnerships are primarily in the petrochemical and mining industry. Personal/household loans include loans to certain successful professionals and entrepreneurs for commercial purposes, in addition to consumer loans.
We make loans that are appropriately collateralized under our credit standards. Approximately 97% of our funded loans held for investment are secured by collateral. Over 84% of the real estate collateral is located in Texas. The table below sets forth information regarding the distribution of our funded loans held for investment on a gross basis among various types of collateral at December 31, 2015 (in thousands except percentage data):

	Amount	Percent of Total Loans
Collateral type:
Business assets	$4,820,254	28.7%
Real property	4,990,914	29.8%
Mortgage finance loans	4,966,276	29.6%
Energy	799,758	4.8%
Unsecured	446,715	2.7%
Other assets	496,273	3.0%
Highly liquid assets	174,315	1.0%
Rolling stock	50,538	0.3%
U. S. Government guaranty	24,097	0.1%
Total loans held for investment	$16,769,140	100.0%

As noted in the table above, approximately 30% of our loans held for investment as of December 31, 2015 are secured by real estate. The table below summarizes our real estate loan portfolio as segregated by the type of property securing the credit. Property type concentrations are stated as a percentage of year-end total real estate loans as of December 31, 2015 (in thousands except percentage data):

	Amount	Percent of Total Real Estate Loans
Property type:
Market risk
Commercial buildings	$813,798	16.3%
1-4 Family dwellings (other than condominium)	733,775	14.7%
Industrial buildings	608,292	12.2%
Apartment buildings	569,835	11.4%
Residential lots	406,669	8.1%
Shopping center/mall buildings	349,629	7.0%
Hotel/motel buildings	235,177	4.7%
Medical buildings	206,286	4.1%
Unimproved land	91,085	1.8%
Other	122,005	2.5%
Other than market risk
Commercial buildings	252,094	5.1%
Industrial buildings	126,350	2.5%
1-4 Family dwellings (other than condominium)	123,220	2.5%
Other	352,699	7.1%
Total real estate loans	$4,990,914	100.0%
The table below summarizes our market risk real estate portfolio at December 31, 2015 as segregated by the geographic region in which the property is located (in thousands except percentage data):

	Amount	Percent of Total
Geographic region:
Dallas/Fort Worth	$1,361,596	32.8%
Houston	1,029,999	24.9%
San Antonio	428,773	10.4%
Austin	374,477	9.1%
Other Texas cities	325,720	7.9%
Other states	615,986	14.9%
Total market risk real estate loans	$4,136,551	100.0%
We extend market risk real estate loans, including both construction/development financing and limited term financing, to builders, professional real estate developers and owners/managers of commercial real estate projects and properties who have a demonstrated record of past success with similar properties. Collateral properties include office buildings, warehouse/distribution buildings, shopping centers, apartment buildings and residential and commercial tract development located primarily within our five major metropolitan markets in Texas. These loans are generally repaid through the borrowers’ sale or lease of the properties, and loan amounts are determined in part from an analysis of pro forma cash flows. Loans are also underwritten to comply with product-type specific advance rates against both cost and market value. We engage a variety of professional firms to supply appraisals, market studies and feasibility reports, environmental assessments and project site inspections to complement our internal resources to underwrite and monitor these credit exposures.
The determination of collateral value is critically important when financing real estate. As a result, obtaining current and objectively prepared appraisals is a major part of our underwriting and monitoring processes. Generally, our policy requires a new appraisal every three years. However, in periods of economic uncertainty where real estate values can fluctuate rapidly as in recent years, more current appraisals are obtained when warranted by conditions such as a borrower’s deteriorating financial condition, their possible inability to perform on the loan or other indicators of increasing risk of reliance on collateral value as the sole repayment of the loan. Annual appraisals are generally obtained for loans graded substandard or worse where real estate is a material portion of the collateral value and/or the income from the real estate or sale of the real estate is the primary source of debt service.
Appraisals are, in substantially all cases, reviewed by a third party to determine the reasonableness of the appraised value. The third party reviewer will challenge whether or not the data used is appropriate and relevant, form an opinion as to the appropriateness of the appraisal methods and techniques used, and determine if overall the analysis and conclusions of the appraiser can be relied upon. Additionally, the third party reviewer provides a detailed report of that analysis. Further review may be conducted by our credit officers, as well as by the Bank’s managed asset committee as conditions warrant. These additional steps of review are undertaken to confirm that the underlying appraisal and the third party analysis can be relied upon. If we have differences, we address those with the reviewer and determine an appropriate resolution. Both the appraisal process and the appraisal review process can be less reliable in establishing accurate collateral values during and following periods of economic weakness due to the lack of comparable sales and the limited availability of financing to support an active market of potential purchasers.
Large Credit Relationships
The primary market areas we serve include the five major metropolitan markets of Texas, including Austin, Dallas, Fort Worth, Houston and San Antonio. We originate and maintain large credit relationships with numerous customers in the ordinary course of business. The legal limit of our Bank is approximately $309 million. We employ much lower house limits which vary by assigned risk grade, product and collateral type. Such house limits, which generally range from $20 million to $50 million, may be exceeded with appropriate authorization for exceptionally strong borrowers and otherwise where business opportunity and perceived credit risk warrant a somewhat larger investment. We consider large credit relationships to be those with commitments equal to or in excess of $10.0 million. The following table provides additional information on our large held for investment credit relationships, excluding mortgage finance, outstanding at year-end (in thousands, except relationship data):

	December 31, 2015			December 31, 2014
		Period End Balances			Period End Balances
	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding
$20.0 million and greater	233	$6,504,087	$3,915,113	206	$5,589,823	$2,966,627
$10.0 million to $19.9 million	309	4,367,431	2,925,850	271	3,768,588	2,515,899
Growth in period-end outstanding balances related to large credit relationships primarily resulted from an increase in number of commitments. The following table summarizes the average per relationship committed and outstanding loan balances related to our large held for investment credit relationships, excluding mortgage finance, at year-end (in thousands, except relationship data):

	2015 Average Balance		2014 Average Balance
	Committed	Outstanding	Committed	Outstanding
$20.0 million and greater	$27,915	$16,803	$27,135	$14,401
$10.0 million to $19.9 million	14,134	9,469	13,906	9,284

Loan Maturities and Interest Rate Sensitivity as of December 31, 2015

	Remaining Maturities of Selected Loans
(in thousands)	Total	Within 1 Year	1-5 Years	After 5 Years
Loan maturity:
Commercial	$6,672,631	$2,740,172	$3,703,703	$228,756
Mortgage finance	4,966,276	4,966,276	—	—
Construction	1,851,717	514,499	1,267,461	69,757
Real estate	3,139,197	639,159	1,815,323	684,715
Consumer	25,323	23,684	1,358	281
Equipment leases	113,996	5,796	105,780	2,420
Total loans held for investment	$16,769,140	$8,889,586	$6,893,625	$985,929
Interest rate sensitivity for selected loans with:
Predetermined interest rates	$1,854,936	$1,091,180	$530,303	$233,453
Floating or adjustable interest rates	14,914,204	7,798,406	6,363,322	752,476
Total loans held for investment	$16,769,140	$8,889,586	$6,893,625	$985,929
Interest Reserve Loans
As of December 31, 2015, we had $687.3 million in loans held for investment that included interest reserve arrangements, representing approximately 37% of our construction loans. Interest reserve provisions are common in construction loans. The use of interest reserves is carefully controlled by our underwriting standards, which consider the feasibility of the project, the creditworthiness of the borrower and guarantors and the loan-to-value coverage of the collateral. The interest reserve allows the borrower to draw loan funds to pay interest charges on the outstanding balance of the loan when financial conditions precedent are met. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have ongoing controls for monitoring compliance with loan covenants, advancing funds and determining default conditions.
When we finance land on which improvements will be constructed, construction funds are generally not advanced until the borrower has received lease or purchase commitments which will meet cash flow coverage requirements and/or our analysis of market conditions and project feasibility indicates to our satisfaction that such lease or purchase commitments are forthcoming or other sources of repayment have been identified to repay the loan. It is our general policy to require a substantial equity investment by the borrower to complement the Bank's credit commitment. Any such required borrower investment is first contributed and invested in the project before any draws are allowed under the Bank's credit commitment. We require current financial statements of the borrowing entity and guarantors, as well as conduct periodic inspections of the project and analysis of whether the project is on schedule or delayed. Updated appraisals are ordered when necessary to validate the collateral values to support all advances, including reserve interest. Advances of interest reserves are discontinued if collateral values do not support the advances or if the borrower does not comply with other terms and conditions in the loan agreements. In addition, most of our construction lending is performed in Texas and our lenders are very familiar with trends in local real estate. If at any time we believe that our collateral position is jeopardized, we retain the right to stop the use of interest reserves. As of December 31, 2015, none of our loans with interest reserves were on non-accrual.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-performing assets by type and by type of property securing the credit (in thousands):

	As of December 31,
	2015	2014	2013
Non-accrual loans(1)(4)
Commercial
Oil and gas properties	$104,179	$694	$1,614
Assets of the borrowers	30,360	31,179	9,819
Inventory	2,099
Other	2,020	1,249	1,463
Total commercial	138,658	33,122	12,896
Construction
Commercial building	16,667	—	—
Unimproved land	—	—	705
Total construction	16,667	—	705
Real estate
Commercial property	2,867	4,781	9,606
Unimproved land and/or developed residential lots	3,576	3,735	4,819
Single family residences	—	—	888
Farm land	12,486	—	—
Other	383	1,431	3,357
Total real estate	19,312	9,947	18,670
Consumer	—	62	54
Equipment leases	5,151	173	50
Total non-accrual loans	179,788	43,304	32,375
Repossessed assets:
OREO(3)	278	568	5,110
Other repossessed assets	230	—	—
Total other repossessed assets	508	568	5,110
Total non-performing assets	$180,296	$43,872	$37,485
Restructured loans(4)	$249	$1,806	$1,935
Loans past due 90 days and accruing(2)	$7,013	$5,274	$9,325

(1)
If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $7.0 million, $2.1 million and $2.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	At December 31, 2015, 2014 and 2013, loans past due 90 days and still accruing includes premium finance loans of $6.6 million, $3.7 million and $3.8 million, respectively.

(3)	At December 31, 2015, 2014 and 2013, there is no valuation allowance recorded against the OREO balance.

(4)	As of December 31, 2015, 2014 and 2013, non-accrual loans included $24.9 million, $12.1 million and $17.8 million, respectively, in loans that met the criteria for restructured.
Total non-performing assets at December 31, 2015 increased $136.4 million from December 31, 2014, compared to a $6.4 million increase from December 31, 2013 to December 31, 2014. We experienced a significant increase in levels of non-performing assets in 2015 compared to 2014, primarily related to deterioration in our energy portfolio. Energy non-performing assets totaled $120.4 million at December 31, 2015. Our provision for credit losses increased as a result of the deterioration of our energy portfolio and the significant growth in loans held for investment, excluding mortgage finance loans, and an increase in total criticized loans, as well as a change in applied risk weights. Risk weights are based on historical loss experience as adjusted for current environmental factors as well as changes in the composition of our pass-rated loan portfolio. This growth resulted in an increase in the reserve for loan losses as a percent of loans excluding mortgage finance loans for 2015 as compared to 2014.

Specific reserves on impaired loans held for investment were $23.5 million at December 31, 2015, compared to $8.4 million at December 31, 2014 and $3.2 million at December 31, 2013. We recognized $1.6 million in interest income on non-accrual loans during 2015 compared to $1.7 million in 2014 and $2.4 million in 2013. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2015, 2014 and 2013 totaled $7.0 million, $2.1 million and $2.5 million, respectively. Average impaired loans outstanding during the years ended December 31, 2015, 2014 and 2013 totaled $102.3 million, $46.4 million and $50.8 million, respectively.
Generally, we place loans held for investment on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of December 31, 2015, $884,000 of our non-accrual loans were earning on a cash basis. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.
A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the original loan agreement. Specific reserves on impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less cost to sell.
At December 31, 2015, we had $7.0 million in loans past due 90 days and still accruing interest. Of this total, $6.6 million were premium finance loans. These loans are primarily secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.
Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, a reduction of the face amount of debt, or forgiveness of either principal or accrued interest. As of December 31, 2015 we had $249,000 in loans considered restructured that are not on non-accrual. These loans do not have unfunded commitments at December 31, 2015. Of the non-accrual loans at December 31, 2015, $24.9 million met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history or change in the borrower's financial condition has been evidenced, generally for no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with the modified terms in calendar years after the year of the restructuring.
Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At December 31, 2015, we did not have any loans of this type which were not included in either non-accrual or 90 days past due categories, compared to $16.3 million at December 31, 2014.
The table below presents a summary of the activity related to OREO (in thousands):

	Year ended December 31,
	2015	2014	2013
Beginning balance	$568	$5,110	$15,991
Additions	1,267	851	1,331
Sales	(1,557)	(5,393)	(11,292)
Valuation allowance for OREO	—	—	958
Direct write-downs	—	—	(1,878)
Ending balance	$278	$568	$5,110
When foreclosure occurs, the acquired asset is recorded at fair value, generally based on appraised value, which may result in partial charge-off of the loan. So long as the property is retained, further reductions in appraised value will result in valuation adjustments being taken as non-interest expense. If the decline in value is believed to be permanent and not just driven by short-term market conditions, a direct write-down of the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure to decreases in the appraised value of the asset during that holding period. We did not record a valuation expense during the years ended December 31, 2015 and 2014, compared to $920,000 recorded during the same period of 2013. Of the

$920,000 valuation expense recorded for the year ended December 31, 2013, $1.9 million related to direct write-downs, offset by a reduction in the valuation allowance of $958,000.
Summary of Loan Loss Experience
The provision for loan losses is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. We recorded a provision for credit losses of $53.3 million for the year ended December 31, 2015, $22.0 million for the year ended December 31, 2014, and $19.0 million for the year ended December 31, 2013. The increase in provision recorded during 2015 is related to the deterioration in our energy portfolio and significant growth in loans held for investment, excluding mortgage finance loans, and an increase in total criticized loans, as well as changes in applied risk weights. Risk weights are based on historical loss experience as well as changes in the composition of our pass-rated loan portfolio.
The allowance for credit losses, which includes a liability for losses on unfunded commitments, totaled $150.1 million at December 31, 2015, $108.0 million at December 31, 2014 and $92.3 million at December 31, 2013. The combined allowance percentage increased to 1.28% at year-end 2015 from 1.06% and 1.09% of loans held for investment excluding mortgage finance loans at December 31, 2014 and 2013, respectively. The combined allowance as a percent of loans held for investment, excluding mortgage finance loans, trended down during 2013 and 2014 as we recognized losses on loans for which there were specific or general allocations of reserves and saw an improvement in our overall credit quality. During 2015, the combined allowance began trending up primarily as a result of the deterioration in our energy portfolio plus management's allocation of a higher reserve to the Bank's pass-rated portfolio as deemed appropriate in light of current environmental conditions.
The overall allowance for loan losses results from consistent application of our loan loss reserve methodology as described above. At December 31, 2015, we believe the allowance is sufficient to cover all inherent losses in the portfolio and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the adequacy of the reserve for loan losses change, our estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.
See Note 1 - Operations and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report for details of the allowance for loan losses.

The table below presents a summary of our loan loss experience for the past five years (in thousands except percentage and multiple data):

Year Ended December 31,
2015	2014	2013	2012	2011
Allowance for loan losses:
Beginning balance	$100,954	$87,604	$74,337	$70,295	$71,510
Loans charged-off:
Commercial	16,254	9,803	6,575	6,708	8,518
Construction	—	—	—	—	—
Real estate	389	296	144	899	21,275
Consumer	62	266	45	49	317
Equipment leases	25	—	2	204	1,218
Total charge-offs	16,730	10,365	6,766	7,860	31,328
Recoveries:
Commercial	4,944	2,762	1,203	832	1,188
Construction	400	—	—	10	248
Real estate	33	79	270	812	350
Consumer	173	162	73	33	9
Equipment leases	38	1,082	322	108	383
Total recoveries	5,588	4,085	1,868	1,795	2,178
Net charge-offs	11,142	6,280	4,898	6,065	29,150
Provision for loan losses	51,299	19,630	18,165	10,107	27,935
Ending balance	$141,111	$100,954	$87,604	$74,337	$70,295
Allowance for off-balance sheet credit losses:
Beginning balance	$7,060	$4,690	$3,855	$2,462	$1,897
Provision for off-balance sheet credit losses	1,951	2,370	835	1,393	565
Ending balance	$9,011	$7,060	$4,690	$3,855	$2,462
Total allowance for credit losses	$150,122	$108,014	$92,294	$78,192	$72,757
Total provision for credit losses	$53,250	$22,000	$19,000	$11,500	$28,500
Allowance for loan losses to LHI	0.84%	0.71%	0.78%	0.75%	0.92%
Allowance for loan losses to LHI excluding mortgage finance loans	1.20%	0.99%	1.03%	1.10%	1.26%
Net charge-offs to average LHI	0.07%	0.05%	0.05%	0.07%	0.47%
Net charge-offs to average LHI excluding mortgage finance loans	0.10%	0.07%	0.07%	0.10%	0.58%
Total provision for credit losses to average LHI	0.35%	0.18%	0.19%	0.14%	0.45%
Total provision for credit losses to average LHI excluding mortgage finance loans	0.48%	0.24%	0.25%	0.19%	0.56%
Recoveries to total charge-offs	33.40%	39.41%	27.61%	22.84%	6.95%
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.16%	0.13%	0.12%	0.14%	0.14%
Combined allowance for credit losses to LHI	0.90%	0.76%	0.82%	0.78%	0.95%
Combined allowance for credit losses to LHI excluding mortgage finance loans	1.28%	1.06%	1.09%	1.15%	1.31%
Non-performing assets:
Non-accrual loans(1)(4)	$179,788	$43,304	$32,375	$55,833	$54,580
OREO(3)	278	568	5,110	15,991	34,077
Other repossessed assets	230	—	—	42	1,516
Total	$180,296	$43,872	$37,485	$71,866	$90,173
Restructured loans	$249	$1,806	$1,935	$10,407	$25,104
Loans past due 90 days and still accruing(2)	$7,013	$5,274	$9,325	$3,674	$5,467
Allowance as a multiple of non-performing loans	0.8	x	2.3	x	2.7	x	1.3	x	1.3	x

(1)
If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $7.0 million, $2.1 million and $2.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	At December 31, 2015, 2014 and 2013, loans past due 90 days and still accruing includes premium finance loans of $6.6 million, $3.7 million and $3.8 million, respectively.

(3)	At December 31, 2015, 2014 and 2013, we did not have a valuation allowance recorded against the OREO balance.

(4)	As of December 31, 2015, 2014 and 2013, non-accrual loans included $24.9 million, $12.1 million and $17.8 million, respectively, in loans that met the criteria for restructured.

Allowance for Loan Loss Allocation

	December 31,
	2015		2014		2013		2012		2011
(in thousands except percentage data)	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans
Loan category:
Commercial	$112,446	40%	$70,654	41%	$39,868	44%	$21,547	41%	$17,337	43%
Mortgage finance loans(1)	—	29%	—	28%	—	25%	—	32%	—	27%
Construction	6,836	11%	7,935	10%	14,553	11%	12,097	7%	7,845	5%
Real estate	13,381	19%	15,582	20%	24,210	19%	30,893	19%	33,721	24%
Consumer	338	—	240	—	149	—	226	—	223	—
Equipment leases	3,931	1%	1,141	1%	3,105	1%	2,460	1%	2,356	1%
Additional qualitative reserve	4,179	—	5,402	—	5,719	—	7,114	—	8,813	—
Total loans held for investment	$141,111	100%	$100,954	100%	$87,604	100%	$74,337	100%	$70,295	100%

(1)	No amount of the reserve is allocated to these loans based on the internal risk grade assigned.
Increases in the allowance allocated to loan categories are due primarily to the significant growth in the overall loan portfolio. We have traditionally maintained an additional qualitative allowance component to allow for uncertainty in economic and other conditions affecting the quality of the loan portfolio. The additional qualitative portion of our loan loss reserve has decreased since December 31, 2011. We believe the level of additional qualitative allowance at December 31, 2015 continues to be warranted due to the continued uncertain economic environment which has produced more frequent losses, including those resulting from fraud by borrowers. Our methodology used to calculate the allowance considers historical losses, however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy.
Loans Held for Sale
We launched our MCA business in the third quarter of 2015. In that business, we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loans sales to independent third parties or in securitization transactions to GSEs such as Fannie Mae, Freddie Mac or Ginnie Mae. We have elected to carry these loans at fair value based on sales commitments and market quotes. Changes in the fair value of the loans held for sale are included in other non-interest income.
Residential mortgage loans are subject to both credit and interest rate risk. Credit risk is managed through underwriting policies and procedures, including collateral requirements, which are generally accepted by the secondary loan markets. Exposure to interest rate fluctuations is partially managed through forward sales contracts, which set the price for loans that will be delivered in the next 60 to 90 days.
The table below presents the unpaid principal balance of loans held for sale and related fair values at December 31, 2015 (in thousands):

	December 31, 2015
	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Loans held for sale	$82,853	$86,075	$3,222

The differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding and premiums or discounts on acquired loans.
We generally retain the right to service the loans sold, creating MSR assets on our balance sheet. A summary of MSR activities for the year ended December 31, 2015 is as follows (in thousands):

2015
Balance, beginning of year	$—
Capitalized servicing rights	437
Amortization	(14)
Balance, end of year	$423
Fair value	$423
At December 31, 2015, our servicing portfolio of loans sold included 168 loans with an outstanding principal balance of $39.0 million. In connection with the servicing of these loans, we maintain escrow funds for taxes and insurance in the name of investors, as well as collections in transit to investors. These escrow funds are segregated and held in separate non-interest-bearing bank accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $240,000 at December 31, 2015.
For loans securitized and sold for the year ended December 31, 2015 with servicing rights retained, management used the following assumptions to determine the fair value of MSRs at the date of securitization:

2015
Average discount rates	9.76%
Expected prepayment speeds	9.14%
Weighted-average life, in years	7.3
In conjunction with the sale and securitization of loans held for sale, we may be exposed to liability resulting from recourse agreements and repurchase agreements. If it is determined subsequent to our sale of a loan that the loan sold is in breach of the representations or warranties made in the applicable sale agreement, we may have an obligation to (a) repurchase the loan for the unpaid principal balance, accrued interest and related advances, (b) indemnify the purchaser against any loss it suffers or (c) make the purchaser whole for the economic benefits of the loan. During the year ended December 31, 2015, we originated or purchased and sold approximately $39.1 million of mortgage loans to GSEs.
Our repurchase, indemnification and make whole obligations vary based upon the terms of the applicable agreements, the nature of the asserted breach and the status of the mortgage loan at the time a claim is made. We establish reserves for estimated losses of this nature inherent in the origination of mortgage loans by estimating the probable losses inherent in the population of all loans sold based on trends in claims and actual loss severities experienced. The reserve will include accruals for probable contingent losses in addition to those identified in the pipeline of claims received. The estimation process is designed to include amounts based on actual losses experienced from actual repurchase activity.
Because the MCA business commenced in 2015, we have no historical data to support the establishment of a reserve. The baseline for the repurchase reserve uses historical loss factors obtained from industry data that are applied to loan pools originated and sold during the year ended December 31, 2015. The historical industry data loss factors and experienced losses will be accumulated for each sale vintage (year loan was sold) and applied to more recent sale vintages to estimate inherent losses not yet realized. Our estimated exposure related to these loans was $20,000 at December 31, 2015 and is recorded in other liabilities in the consolidated balance sheets. We had no losses due to repurchase, indemnification or make-whole obligations during the year ended December 31, 2015.
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
Average deposits for the year ended December 31, 2015 increased $3.9 billion compared to the same period of 2014. Average demand deposits, interest-bearing transaction deposits, savings deposits and time deposits (excluding deposits in foreign branches) increased by $2.3 billion, $719.4 million, $982.0 million and $93.1 million, respectively. Average deposits in foreign branches decreased $93.1 million related to the discontinuation of that deposit offering and closure of our Cayman Islands branch during 2015. The average cost of deposits remained level at .17% in 2015 as compared to 2014 mainly due to our focused effort to reduce rates paid on deposits and the significant increase in non-interest-bearing deposits during 2015.
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
The following table discloses our average deposits for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Average Balances
	2015	2014	2013
Non-interest-bearing	$6,447,147	$4,188,173	$2,967,063
Interest-bearing transaction	1,680,220	960,812	908,415
Savings	5,920,046	4,938,039	3,756,560
Time deposits	510,378	417,317	397,329
Deposits in foreign branches	181,657	361,203	345,506
Total average deposits	$14,739,448	$10,865,544	$8,374,873
As with our loan portfolio, a majority of our deposits derive from businesses and individuals in Texas. As of December 31, 2015, approximately 82% of our deposits originated out of our Dallas metropolitan banking centers. Uninsured deposits at December 31, 2015 were 56% of total deposits, compared to 72% of total deposits at December 31, 2014 and 67% of total deposits at December 31, 2013. The insured deposit data for 2015, 2014 and 2013 reflects the deposit insurance impact of "combined ownership segregation" of escrow and other accounts at an aggregate level but does not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.
At December 31, 2014, we had $311.1 million in interest-bearing time deposits of $100,000 or more in our Cayman Islands branch, which was closed during 2015. All deposits in the Cayman Branch came from U.S. based customers of our Bank. Deposits did not originate from foreign sources, and funds transfers neither came from nor went to facilities outside of the U.S. All deposits were in U.S. dollars.
Maturity of Domestic CDs and Other Time Deposits in Amounts of $100,000 or More

	December 31,
(In thousands)	2015	2014	2013
Months to maturity:
3 or less	$240,291	$160,504	$130,180
Over 3 through 6	100,582	77,199	82,435
Over 6 through 12	89,860	103,396	89,910
Over 12	15,714	22,359	21,426
Total	$446,447	$363,458	$323,951

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, repurchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), which take into account the demonstrated marketability of our assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the years ended December 31, 2015 and 2014, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from Federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings, generally used to fund mortgage finance assets.

Our liquidity needs for support of growth in loans have been fulfilled through growth in our core customer deposits. Our goal is to obtain as much of our funding for loans held for investment and other earning assets as possible from deposits of these core customers. These deposits are generated principally through development of long-term customer relationships, with a significant focus on treasury management products. In addition to deposits from our core customers, we also have access to deposits through other contractual customer relationships. For regulatory purposes, these relationship-based deposits are categorized as brokered deposits; however, since these deposits arise from a customer relationship which involves extensive treasury services, we consider these deposits to be core deposits for our reporting purposes.
We also have access to incremental deposits through brokered retail certificates of deposit, or CDs. These traditional brokered deposits are generally of short maturities, 30 to 90 days, and are used to fund temporary differences in the growth in loan balances, including growth in loans held for sale or other specific categories of loans as compared to customer deposits. The following table summarizes our period-end and average year-to-date core customer deposits and brokered deposits (in millions):

	December 31,
	2015	2014
Deposits from core customers	$13,743.8	$10,900.0
Deposits from core customers as a percent of total deposits	91.1%	86.0%
Relationship brokered deposits	$1,340.8	$1,773.3
Relationship brokered deposits as a percent of average total deposits	8.9%	14.0%
Traditional brokered deposits	$—	$—
Traditional brokered deposits as a percent of total deposits	—%	—%
Average deposits from core customers	$13,172.6	$9,135.0
Average deposits from core customers as a percent of average total deposits	89.4%	84.1%
Average relationship brokered deposits	$1,566.8	$1,709.8
Average relationship brokered deposits as a percent of average total deposits	10.6%	15.7%
Average traditional brokered deposits	$—	$20.7
Average traditional brokered deposits as a percent of average total deposits	—%	0.2%
We have access to sources of brokered deposits that we estimate to be $3.5 billion. Based on our internal guidelines, we may choose to limit our use of these sources to a lesser amount. Customer deposits (total deposits, including relationship brokered deposits, minus brokered CDs) at December 31, 2015 increased $2.4 billion from December 31, 2014.
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

	December 31,
	2015			2014			2013
	Balance	Rate(3)	Maximum Outstanding at Any Month End	Balance	Rate(3)	Maximum Outstanding at Any Month End	Balance	Rate(3)	Maximum Outstanding at Any Month End
Federal funds purchased(4)	$74,164	0.55%		$66,971	0.30%		$148,650	0.22%
Customer repurchase agreements(1)	68,887	0.02%		25,705	0.07%		21,954	0.06%
FHLB borrowings(2)	1,500,000	0.31%		1,100,005	0.13%		840,026	0.12%
Total borrowings	$1,643,051		$1,643,051	$1,192,681		$1,192,681	$1,010,630		$1,634,630

(1)	Securities pledged for customer repurchase agreements were $14.2 million, $21.8 million and $37.7 million at December 31, 2015, 2014 and 2013, respectively.

(2)
FHLB borrowings are collateralized by a blanket floating lien on certain real estate-secured loans, mortgage finance assets and also certain pledged securities. The weighted-average interest rate for the years ended December 31, 2015, 2014 and 2013 was 0.18%, 0.15% and 0.14%, respectively. The average balance of FHLB borrowings for the years ended December 31, 2015, 2014 and 2013 was $1.2 billion, $213.4 million and $370.0 million, respectively.

(3)	Interest rate as of period end.

(4)
The weighted-average interest rate on Federal funds purchased for the years ended December 31, 2015, 2014 and 2013 was 0.29%, 0.27% and 0.27%, respectively. The average balance of Federal funds purchased for the years ended December 31, 2015, 2014 and 2013 was $98.8 million, $139.3 million and $254.3 million, respectively.

The following table summarizes our other borrowing capacities in excess of balances outstanding (in thousands):

	December 31,
	2015	2014	2013
FHLB borrowing capacity relating to loans	$4,101,396	$3,602,994	$693,302
FHLB borrowing capacity relating to securities	1,213	535	8,482
Total FHLB borrowing capacity	$4,102,609	$3,603,529	$701,784
Unused Federal funds lines available from commercial banks	$1,231,000	$1,186,000	$890,000
Unused Federal Reserve Borrowings capacity	$2,966,702	$2,643,000	$2,284,000
From time to time, we borrow funds on an overnight basis from the Federal Reserve. We did not incur such borrowings during 2015 or 2014, and, during 2013, we did so on one such occasion when mortgage finance loan balances surged at the end of a month. At December 31, 2015 and 2014, no borrowings from the Federal Reserve were outstanding.
Our unsecured, revolving, non-amortizing line of credit had maximum availability of $100.0 million and matured on December 22, 2015. This line of credit was renewed on December 22, 2015 with a new maximum availability of $130.0 million and a maturity date of December 21, 2016. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. As of December 31, 2015 and 2014, no borrowings were outstanding and no funds were borrowed during the years ended December 31, 2015 and 2014.
From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued floating rate trust preferred securities in various private offerings totaling $113.4 million. After deducting underwriter compensation and other expenses of each offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on all trust preferred subordinated debentures are deductible for federal income tax purposes. As of December 31, 2015, the weighted average quarterly rate on the trust preferred subordinated debentures was 2.31%, compared to 2.25% average for all of 2015, and 2.19% for all of 2014.
Because our Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital. Our equity capital averaged $1.6 billion for the year ended December 31, 2015 as compared to $1.3 billion in 2014 and $1.0 billion in 2013. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
On March 28, 2013, we completed a sale of 6.0 million shares of our 6.50% non-cumulative preferred stock, par value $0.01, with a liquidation preference of $25 per share, in a public offering. Dividends on the preferred stock are not cumulative and will be paid when declared by our board of directors to the extent that we have lawfully available funds to pay dividends. If declared, dividends will accrue and be payable quarterly, in arrears, on the liquidation preference amount, on a non-cumulative basis, at a rate of 6.50% per annum. We paid $9.8 million and $9.8 million in dividends on the preferred stock for the years ended December 31, 2015 and 2014, respectively. Holders of preferred stock do not have voting rights, except with respect to authorizing or increasing the authorized amount of senior stock, certain changes in terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law. Net proceeds from the sale totaled $145.0 million. The additional equity was used for general corporate purposes, including funding regulatory capital infusions into the Bank.
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
In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the "Basel III Capital Rules"). The Basel III Capital Rules, among other things, (i) introduced a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specified that Tier 1 capital consist of CET1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expanded the scope of the deductions/adjustments as compared to existing regulations. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions fully phased in on January 1, 2019.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of CET1, Tier 1 and total capital to risk-weighted assets, each as defined in the regulations. Management believes, as of December 31, 2015, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceed the regulatory definition of adequately capitalized as of December 31, 2015 and 2014. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets retroactively and such changes may cause the Company to retroactively change its capital ratios. Any such change could result in reducing one or more capital ratios below well capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on our condition and results of operations.

Our actual and minimum required capital amounts and actual ratios are as follows (in thousands, except percentage data):

	Regulatory Capital Adequacy
	December 31, 2015		December 31, 2014
	Amount	Ratio	Amount	Ratio
CET1
Company
Actual	$1,455,662	7.47%	$1,312,225	7.89%
Minimum required	876,563	4.50%	748,445	4.50%
Excess above minimum	579,099	2.97%	563,780	3.39%
Bank
Actual	1,522,729	7.82%	1,263,569	7.60%
To be well-capitalized	1,265,819	6.50%	1,080,809	6.50%
Minimum required	876,336	4.50%	748,252	4.50%
Excess above well-capitalized	256,910	1.32%	182,760	1.10%
Excess above minimum	646,393	3.32%	515,317	3.10%
Total capital (to risk-weighted assets)
Company
Actual	$2,152,292	11.05%	$1,967,021	11.83%
Minimum required	1,558,334	8.00%	1,330,568	8.00%
Excess above minimum	593,958	3.05%	636,453	3.83%
Bank
Actual	$2,058,359	10.57%	$1,757,365	10.57%
To be well-capitalized	1,947,414	10.00%	1,662,782	10.00%
Minimum required	1,557,931	8.00%	1,330,226	8.00%
Excess above well-capitalized	110,945	0.57%	94,583	0.57%
Excess above minimum	500,428	2.57%	427,139	2.57%
Tier 1 capital (to risk-weighted assets)
Company
Actual	$1,716,170	8.81%	$1,573,007	9.46%
Minimum required	1,168,751	6.00%	665,284	4.00%
Excess above minimum	547,419	2.81%	907,723	5.46%
Bank
Actual	$1,683,237	8.64%	$1,424,351	8.57%
To be well-capitalized	1,557,931	8.00%	997,669	6.00%
Minimum required	1,168,448	6.00%	665,113	4.00%
Excess above well-capitalized	125,306	0.64%	426,682	2.57%
Excess above minimum	514,789	2.64%	759,238	4.57%
Tier 1 capital (to average assets)
Company
Actual	$1,716,170	8.92%	$1,573,007	10.76%
Minimum required	769,258	4.00%	584,765	4.00%
Excess above minimum	946,912	4.92%	988,242	6.76%
Bank
Actual	$1,683,237	8.75%	$1,424,351	9.75%
To be well-capitalized	961,873	5.00%	730,746	5.00%
Minimum required	769,498	4.00%	584,597	4.00%
Excess above well-capitalized	721,364	3.75%	693,605	4.75%
Excess above minimum	913,739	4.75%	839,754	5.75%

Our mortgage finance loan volumes can increase significantly at month-end, causing a meaningful difference between ending balance and average balance for any period. At December 31, 2015, our total mortgage finance loans were $5.0 billion compared to the average for the year ended December 31, 2015 of $4.0 billion. As CET1, Tier 1 and total capital ratios are calculated using quarter-end risk-weighted assets and our mortgage finance loans are 100% risk-weighted, the quarter-end fluctuation in these balances can significantly impact our reported ratios. Due to the actual risk profile and liquidity of this asset class, we manage capital allocated to mortgage finance loans based on changing trends in average balances and do not believe that the quarter-end balance is representative of risk characteristics that would justify higher allocations. However, we continue to carefully monitor our capital allocation to confirm that all capital levels remain above well-capitalized.
Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank's regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules further limit the amount of dividends that may be paid by our Bank. No dividends were declared or paid on our common stock during the years ended December 31, 2015 or 2014.
Commitments and Contractual Obligations
The following table presents, as of December 31, 2015, significant fixed and determinable contractual obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements elsewhere in this Form 10-K.

(In thousands)	Note Reference	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Deposits without a stated maturity(1)	8	$14,557,124	$—	$—	$—	$14,557,124
Time deposits(1)	8	502,113	19,784	5,598	—	527,495
Federal funds purchased and customer repurchase agreements(1)	9	143,051	—	—	—	143,051
FHLB borrowings(1)	9	700,000	800,000	—	—	1,500,000
Operating lease obligations(1)(2)	17	15,572	31,299	29,846	39,060	115,777
Subordinated notes(1)	9	—	—	—	286,000	286,000
Trust preferred subordinated debentures(1)	9, 10	—	—	—	113,406	113,406
Total contractual obligations(1)		$15,917,860	$851,083	$35,444	$438,466	$17,242,853

(1)	Excludes interest.

(2)	Non-balance sheet item.
Off-Balance Sheet Arrangements
In addition to the off-balance sheet obligations described under the caption "Loans Held for Sale," we have the following off-balance sheet contractual obligations as of December 31, 2015 (in thousands):

	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Commitments to extend credit	$1,652,674	$2,631,076	$1,083,780	$174,833	$5,542,363
Standby and commercial letters of credit	146,731	30,903	4,585	—	182,219
Total financial instruments with off-balance sheet risk	$1,799,405	$2,661,979	$1,088,365	$174,833	$5,724,582
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

We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 to the consolidated financial statements. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policy noted below could be deemed to meet the SEC’s definition of a critical accounting policy.
Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 310, Receivables, and ASC 450, Contingencies. The allowance for loan losses is established through a provision for loan losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the loan losses inherent in the loan portfolio. The allowance for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general allowance, the portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. See “Summary of Loan Loss Experience” and Note 3 – Loans Held for Investment and Allowance for Loan Losses in the accompanying notes to the consolidated financial statements included elsewhere in this report for further discussion of the risk factors considered by management in establishing the allowance for loan losses.
New Accounting Standards
See Note 23 – New Accounting Standards in the accompanying notes to the consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

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
We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets held for purposes other than trading. Additionally, we have some market risk relative to commodity prices through our energy lending activities. Petroleum and natural gas commodity prices declined substantially during 2014, and prices have continued to be suppressed through 2015. Such declines in commodity prices, if sustained or continued, have and could continue to negatively impact our energy clients' ability to perform on their loan obligations. Management does not currently expect the current decline in commodity prices to have a material adverse effect on our financial position. Foreign exchange rates, commodity prices and/or equity prices do not pose significant market risk to us.
The responsibility for managing market risk rests with the Balance Sheet Management Committee (“BSMC”), which operates under policy guidelines established by our board of directors. The negative acceptable variation in net interest revenue due to a 200 basis point increase or decrease in interest rates is generally limited by these guidelines to plus or minus 5%. These guidelines also establish maximum levels for short-term borrowings, short-term assets and public and brokered deposits. The BSMC also establishes minimum levels for unpledged assets, among other things. Compliance with these guidelines is the ongoing responsibility of the BSMC, with exceptions reported to our board of directors on a quarterly basis. Additionally, the Credit Policy Committee ("CPC") specifically manages risk relative to commodity price market risks. The CPC establishes maximum portfolio concentration levels for energy loans as well as maximum advance rates for energy collateral.

Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of December 31, 2015, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.
Interest Rate Sensitivity Gap Analysis
December 31, 2015

(in thousands)	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Securities(1)	$8,570	$8,062	$4,470	$8,890	$29,992
Total variable loans	14,881,753	42,608	—	—	14,924,361
Total fixed loans	375,794	963,635	378,388	213,037	1,930,854
Total loans(2)	15,257,547	1,006,243	378,388	213,037	16,855,215
Total interest sensitive assets	$15,266,117	$1,014,305	$382,858	$221,927	$16,885,207
Liabilities
Interest-bearing customer deposits	$8,170,213	$—	$—	$—	$8,170,213
CDs & IRAs	266,124	235,989	19,784	5,598	527,495
Total interest-bearing deposits	8,436,337	235,989	19,784	5,598	8,697,708
Repurchase agreements, Federal funds purchased, FHLB borrowings	843,051	800,000	—	—	1,643,051
Subordinated notes	—	—	—	286,000	286,000
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	843,051	800,000	—	399,406	2,042,457
Total interest sensitive liabilities	$9,279,388	$1,035,989	$19,784	$405,004	$10,740,165
GAP	$5,986,729	$(21,684)	$363,074	$(183,077)	$—
Cumulative GAP	5,986,729	5,965,045	6,328,119	6,145,042	6,145,042

Demand deposits					$6,386,911
Stockholders’ equity					1,623,533
Total					$8,010,444

(1)	Securities based on fair market value.

(2)	Loans are stated at gross.
The table above sets forth the balances as of December 31, 2015 for interest-bearing assets, interest-bearing liabilities, and the total of non-interest-bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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
The two “shock test” scenarios assume a sustained parallel 100 and 200 basis point increase in interest rates. As short-term rates have remained low through 2015, we do not believe that analysis of an assumed decrease in interest rates would provide meaningful results. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%, at which point we will resume evaluations of shock scenarios in which interest rates decrease.
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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	December 31, 2015		December 31, 2014
	100 bp Increase	200 bp Increase	100 bp Increase	200 bp Increase

Change in net interest income	$85,334	$178,066	$61,615	$133,822
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

We have audited the accompanying consolidated balance sheets of Texas Capital Bancshares, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Capital Bancshares, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2016 expressed an unqualified opinion thereon.

Dallas, Texas
February 18, 2016

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands except per share data)	2015	2014
Assets
Cash and due from banks	$109,496	$96,524
Interest-bearing deposits	1,626,374	1,233,990
Federal funds sold and securities purchased under resale agreements	55,000	—
Securities, available-for-sale	29,992	41,719
Loans held for sale, at fair value	86,075	—
Loans held for investment, mortgage finance	4,966,276	4,102,125
Loans held for investment (net of unearned income)	11,745,674	10,154,887
Less: Allowance for loan losses	141,111	100,954
Loans held for investment, net	16,570,839	14,156,058
Mortgage servicing rights, net	423	—
Premises and equipment, net	23,561	23,135
Accrued interest receivable and other assets	387,419	333,699
Goodwill and intangible assets, net	19,960	20,588
Total assets	$18,909,139	$15,905,713
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$6,386,911	$5,011,619
Interest-bearing	8,697,708	7,348,972
Interest-bearing in foreign branches	—	312,709
Total deposits	15,084,619	12,673,300
Accrued interest payable	5,097	4,747
Other liabilities	153,433	151,389
Federal funds purchased and repurchase agreements	143,051	92,676
Other borrowings	1,500,000	1,100,005
Subordinated notes	286,000	286,000
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	17,285,606	14,421,523
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares—10,000,000
Issued shares—6,000,000 shares issued at December 31, 2015 and 2014	150,000	150,000
Common stock, $.01 par value:
Authorized shares—100,000,000
Issued shares—45,874,224 and 45,735,424 at December 31, 2015 and 2014, respectively	459	457
Additional paid-in capital	714,546	709,738
Retained earnings	757,818	622,714
Treasury stock (shares at cost: 417 at December 31, 2015 and 2014)	(8)	(8)
Accumulated other comprehensive income, net of taxes	718	1,289
Total stockholders’ equity	1,623,533	1,484,190
Total liabilities and stockholders’ equity	$18,909,139	$15,905,713
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME

	Year ended December 31,
(In thousands except per share data)	2015	2014	2013
Interest income
Interest and fees on loans	$594,729	$511,606	$441,314
Securities	1,254	1,828	3,015
Federal funds sold	682	207	65
Deposits in other banks	6,293	906	231
Total interest income	602,958	514,547	444,625
Interest expense
Deposits	24,578	18,145	14,030
Federal funds purchased	284	373	686
Repurchase agreements	19	17	18
Other borrowings	2,232	356	515
Subordinated notes	16,764	16,202	7,327
Trust preferred subordinated debentures	2,551	2,489	2,536
Total interest expense	46,428	37,582	25,112
Net interest income	556,530	476,965	419,513
Provision for credit losses	53,250	22,000	19,000
Net interest income after provision for credit losses	503,280	454,965	400,513
Non-interest income
Service charges on deposit accounts	8,323	7,253	6,783
Trust fee income	5,022	4,937	5,023
Bank owned life insurance (BOLI) income	2,011	2,067	1,917
Brokered loan fees	18,661	13,981	16,980
Swap fees	4,275	2,992	5,520
Other	9,446	11,281	7,801
Total non-interest income	47,738	42,511	44,024
Non-interest expense
Salaries and employee benefits	192,610	169,051	157,752
Net occupancy expense	23,182	20,866	16,821
Marketing	16,491	15,989	16,203
Legal and professional	22,150	21,182	18,104
Communications and technology	21,425	18,667	13,762
FDIC insurance assessment	17,231	10,919	8,057
Other	33,434	28,440	26,030
Total non-interest expense	326,523	285,114	256,729
Income before income taxes	224,495	212,362	187,808
Income tax expense	79,641	76,010	66,757
Net income	144,854	136,352	121,051
Preferred stock dividends	9,750	9,750	7,394
Net income available to common stockholders	$135,104	$126,602	$113,657
Other comprehensive gain (loss)
Change in unrealized gain on available-for-sale securities arising during period, before tax	$(877)	$(522)	$(2,529)
Income tax benefit related to unrealized loss on available-for-sale securities	(306)	(183)	(885)
Other comprehensive loss net of tax	(571)	(339)	(1,644)
Comprehensive income	$144,283	$136,013	$119,407
Basic earnings per common share	$2.95	$2.93	$2.78
Diluted earnings per common share	$2.91	$2.88	$2.72
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(In thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total
Balance at December 31, 2012	—	$—	40,727,996	$407	$450,116	$382,455	(417)	$(8)	$3,272	$836,242
Comprehensive income:
Net income	—	—	—	—	—	121,051	—	—	—	121,051
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $885	—	—	—	—	—	—	—	—	(1,644)	(1,644)
Total comprehensive income										119,407
Tax expense related to exercise of stock-based awards	—	—	—	—	1,200	—	—	—	—	1,200
Stock-based compensation expense recognized in earnings	—	—	—	—	4,118	—	—	—	—	4,118
Issuance of preferred stock	6,000,000	150,000	—	—	(5,013)	—	—	—	—	144,987
Preferred stock dividend	—	—	—	—	—	(7,394)	—	—	—	(7,394)
Issuance of stock related to stock-based awards	—	—	272,452	3	(2,253)	—	—	—	—	(2,250)
Issuance of common stock	—	—	36,339	—	40	—	—	—	—	40
Balance at December 31, 2013	6,000,000	150,000	41,036,787	410	448,208	496,112	(417)	(8)	1,628	1,096,350
Comprehensive income:
Net income	—	—	—	—	—	136,352	—	—	—	136,352
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $183	—	—	—	—	—	—	—	—	(339)	(339)
Total comprehensive income										136,013
Tax expense related to exercise of stock-based awards	—	—	—	—	2,929	—	—	—	—	2,929
Stock-based compensation expense recognized in earnings	—	—	—	—	4,628	—	—	—	—	4,628
Preferred stock dividend	—	—	—	—	—	(9,750)	—	—	—	(9,750)
Issuance of stock related to stock-based awards	—	—	201,280	2	(2,205)	—	—	—	—	(2,203)
Issuance of common stock	—	—	4,398,128	44	256,179	—	—	—	—	256,223
Issuance of stock related to warrants	—	—	99,229	1	(1)	—	—	—	—	—
Balance at December 31, 2014	6,000,000	150,000	45,735,424	457	709,738	622,714	(417)	(8)	1,289	1,484,190
Comprehensive income:
Net income	—	—	—	—	—	144,854	—	—	—	144,854
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $306	—	—	—	—	—	—	—	—	(571)	(571)
Total comprehensive income										144,283
Tax expense related to exercise of stock-based awards	—	—	—	—	1,452	—	—	—	—	1,452
Stock-based compensation expense recognized in earnings	—	—	—	—	4,597	—	—	—	—	4,597
Preferred stock dividend	—	—	—	—	—	(9,750)	—	—	—	(9,750)
Issuance of common stock related to stock-based awards	—	—	138,800	2	(1,241)	—	—	—	—	(1,239)
Balance at December 31, 2015	6,000,000	$150,000	45,874,224	$459	$714,546	$757,818	(417)	$(8)	$718	$1,623,533
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2015	2014	2013
Operating activities
Net income	$144,854	$136,352	$121,051
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	53,250	22,000	19,000
Deferred tax expense (benefit)	(3,561)	(3,969)	(11,599)
Depreciation and amortization	16,495	14,798	11,480
Amortization of securities	—	—	22
BOLI income	(2,011)	(2,067)	(1,917)
Stock-based compensation expense	12,304	14,577	20,953
Excess tax benefits from stock-based compensation arrangements	(1,499)	(2,929)	(1,200)
Purchases of loans held for sale	(127,002)	—	—
Proceeds from sales and repayments of loans held for sale	40,927	—	—
Capitalization of mortgage servicing rights	(437)	—	—
(Gain) loss on sale of assets	179	(822)	(931)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(61,002)	(58,579)	31,010
Accrued interest payable and other liabilities	(3,554)	38,366	3,508
Net cash provided by operating activities	68,943	157,727	191,377
Investing activities
Purchases of available-for-sale securities	—	—	(2)
Maturities and calls of available-for-sale securities	2,430	11,150	15,890
Principal payments received on available-for-sale securities	8,419	9,822	18,542
Originations of mortgage finance loans	(86,342,672)	(58,090,177)	(51,087,328)
Proceeds from pay-offs of mortgage finance loans	85,478,521	56,772,317	51,478,335
Net increase in loans held for investment, excluding mortgage finance loans	(1,603,880)	(1,676,927)	(1,706,505)
Purchase of premises and equipment, net	(5,034)	(15,732)	(4,029)
Proceeds from sale of foreclosed assets	1,430	5,877	11,667
Cash paid for acquisition	—	—	(2,445)
Net cash used in investing activities	(2,460,786)	(2,983,670)	(1,275,875)
Financing activities
Net increase in deposits	2,411,319	3,415,921	1,816,575
Costs from issuance of stock related to stock-based awards and warrants	(1,239)	(2,203)	(2,210)
Net proceeds from issuance of common stock	—	256,223	—
Net proceeds from issuance of preferred stock	—	—	144,987
Preferred dividends paid	(9,750)	(9,750)	(6,960)
Net increase (decrease) in other borrowings	399,995	244,979	(797,002)
Excess tax benefits from stock-based compensation arrangements	1,499	2,929	1,200
Net increase (decrease) in Federal funds purchased and repurchase agreements	50,375	(77,928)	(124,529)
Issuance of subordinated notes	—	172,375	—
Net cash provided by financing activities	2,852,199	4,002,546	1,032,061
Net increase (decrease) in cash and cash equivalents	460,356	1,176,603	(52,437)
Cash and cash equivalents at beginning of period	1,330,514	153,911	206,348
Cash and cash equivalents at end of period	$1,790,870	$1,330,514	$153,911
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$46,078	$33,584	$24,962
Cash paid during the period for income taxes	87,450	74,998	77,635
Transfers from loans/leases to OREO and other repossessed assets	1,267	851	1,331
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
All securities are available-for-sale as of December 31, 2015 and 2014.
Loans
Loans Held for Sale
Through our MCA program, we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loan sales to independent third parties or in securitization transactions to GSEs such as Fannie Mae, Freddie Mac or Ginnie Mae. In some cases, we retain the mortgage servicing rights. Once purchased, these loans are classified as held for sale and are carried at fair value pursuant to our election of the fair value option in accordance with Accounting Standards Codification 825, Financial Instruments ("ASC 825"). At the commitment date, we enter into a corresponding forward sale commitment with a third party, typically a GSE, to deliver the loans within a specified timeframe. The estimated gain/loss for the entire transaction (from initial purchase commitment to final delivery of loans) is recorded as an asset or liability. Fair value is derived from observable current market prices, when available, and includes the fair value of the mortgage servicing rights. Adjustments to reflect unrealized gains and losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as other non-interest income in the consolidated statements of income and other comprehensive income.
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
A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. Reserves on impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral, less cost to sell. Impaired loans, or portions thereof, are charged off when a confirmed loss exists.
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
Loans held for investment includes legal ownership interests in mortgage loans that we purchase through our mortgage warehouse lending division. The ownership interests are purchased from unaffiliated mortgage originators who are seeking additional funding through sale of the undivided ownership interests to facilitate their ability to originate loans. The mortgage originator has no obligation to offer and we have no obligation to purchase these interests. The originator closes mortgage loans consistent with underwriting standards established by approved investors, and, at the time of the sale to the investor, our ownership interest and that of the originator are delivered by us to the investor selected by the originator and approved by us. We typically purchase up to a 99% ownership interest in each mortgage with the originator owning the remaining percentage. These mortgage ownership interests are held by us for a period of less than 30 days and more typically 10-20 days. Because of conditions in agreements with originators designed to reduce transaction risks, under ASC 860, Transfers and Servicing of Financial Assets (“ASC 860”), the ownership interests do not qualify as participating interests. Under ASC 860, the ownership interests are deemed to be loans to the originators and payments we receive from investors are deemed to be payments made by or on behalf of the originator to repay the loan deemed made to the originator. Because we have an actual, legal ownership interest in the underlying residential mortgage loan, these interests are not extensions of credit to the originators that are secured by the mortgage loans as collateral.
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
Allowance for Loan Losses
The allowance for loan losses is comprised of specific reserves for impaired loans and an estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We regularly evaluate our allowance for loan losses to maintain an appropriate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of the allowance include the creditworthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All loan commitments rated substandard or worse and greater than $500,000 are specifically reviewed for loss potential. For loans deemed to be impaired, a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the portfolio is segregated by product types to recognize differing risk profiles among categories, and then further segregated by credit grades. Credit grades are assigned to all loans. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance and risk-weighted by product type to calculate the required reserve. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit, and any needed reserve is recorded in other liabilities. Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.

We have several pass credit grades that are assigned to loans based on varying levels of risk, ranging from credits that are secured by cash or marketable securities, to watch credits which have all the characteristics of an acceptable credit risk but warrant more than the normal level of monitoring. Within our criticized/classified credit grades are special mention, substandard, and doubtful. Special mention loans are those that are currently protected by the sound worth and paying capacity of the borrower, but that are potentially weak and constitute an additional credit risk. The loan has the potential to deteriorate to a substandard grade due to the existence of financial or administrative deficiencies. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Some substandard loans are inappropriately protected by sound worth and paying capacity of the borrower and of the collateral pledged and may be considered impaired. Substandard loans can be accruing or can be on non-accrual depending on the circumstances of the individual loans. Loans classified as doubtful have all the weaknesses inherent in substandard loans with the added characteristics that the weaknesses make collection or liquidation in full highly questionable and improbable. The possibility of loss is extremely high. All doubtful loans are on non-accrual.
The allowance allocation percentages assigned to each credit grade have been developed based primarily on an analysis of our historical loss rates. The allocations are adjusted for certain qualitative factors, including general economic conditions, changes in credit policies and lending standards. Changes in the trend and severity of problem loans can cause the estimation of losses to differ from past experience. In addition, the allowance considers the results of reviews performed by independent third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio. The portion of the allowance that is not derived by the allowance allocation percentages compensates for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. Examples of risks that support the Bank's maintaining an additional qualitative reserve include the possibility of precipitous negative changes in economic conditions and borrowers' submission of financial statements or certifications of collateral value that subsequently prove to be materially inaccurate for reason of either misstatement or omission of critical information. These situations, while not common, do not necessarily correlate well with the general risk profile presented by assigned credit grade and product type categories. We evaluate many such factors and conditions in determining the additional qualitative portion of the allowance, including amount and frequency of losses attributable to issues not specifically addressed or included in the determination and application of the allowance allocation percentages.
The methodology used in the periodic review of the appropriateness of the allowance, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality. The changes are reflected in the general allowance and in specific reserves as the collectability of larger classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored, and our reserve adequacy relies primarily on our loss history. The review of the appropriateness of the allowance is performed by executive management and presented to a committee of our board of directors for their review. The committee reports to the board as part of the board's review on a quarterly basis of the Company's consolidated financial statements.
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
Goodwill and Other Intangible Assets
Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Our intangible assets relate primarily to loan customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Goodwill and intangible assets are tested for impairment during the fourth quarter on an annual basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
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
Accumulated Other Comprehensive Income
Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income, net. Accumulated comprehensive income (loss), net for the three years ended December 31, 2015 is reported in the accompanying consolidated statements of stockholders’ equity and consolidated statements of income and other comprehensive income.
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
Basic and Diluted Earnings Per Common Share
Basic earnings per common share is based on net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period excluding non-vested stock. Diluted earnings per common share include the dilutive effect of stock options and non-vested stock awards granted using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 15 — Earnings Per Share.
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
Mortgage Servicing Rights
MSRs are created by selling purchased or originated mortgage loans with servicing rights retained. We identify classes of servicing rights based upon the nature of the underlying assumptions used to value the asset along with the risks associated with the underlying asset. Based upon these criteria we have one class of MSRs, residential.
Originated MSRs are recognized based on the estimated fair value of the mortgage loans and the related servicing rights at the date of sale using values derived from a valuation model managed by a third party. MSRs are amortized in proportion, and over the estimated life of the projected net servicing revenue and are periodically evaluated for impairment. MSRs are reported on the consolidated balance sheets at lower of cost or market. Loan servicing fee income represents income earned for servicing mortgage loans owned by investors and includes mortgage servicing fees and other ancillary servicing income. Servicing fees are recorded as income when earned and are reported in other non-interest income on the consolidated statements of income and other comprehensive income. For additional information on MSRs, see Note 5 - Certain Transfers of Financial Assets.

Financial Instruments with Off-Balance Sheet Risk
The Company has undertaken certain guarantee obligations in the ordinary course of business. These guarantees include liabilities with both balance sheet and off-balance sheet risk. We consider the following arrangements to be guarantees: commitments to extend credit, standby letters credit and indemnification agreements included within third party contractual arrangements. For additional information on commitments and contingencies, see Note 13 - Financial Instruments with Off-Balance Sheet Risk.
Derivative Financial Instruments
All contracts that satisfy the definition of a derivative are recorded at fair value in other assets and other liabilities in the consolidated balance sheets. We record the derivatives on a net basis when a right of offset exists, based on transactions with a single counterparty that are subject to a legally enforceable master netting agreement. For additional information on derivative financial instruments, see Note 20 - Derivative Financial Instruments.

(2) Securities
The following is a summary of securities (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Residential mortgage-backed securities	$20,536	$1,365	$—	$21,901
Municipals	828	3	—	831
Equity securities(1)	7,522	11	(273)	7,260
	$28,886	$1,379	$(273)	$29,992

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Residential mortgage-backed securities	$28,957	$2,108	$—	$31,065
Municipals	3,257	10	—	3,267
Equity securities(1)	7,522	16	(151)	7,387
	$39,736	$2,134	$(151)	$41,719

(1)	Equity securities consist of Community Reinvestment Act funds.
The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands, except percentage data):

	December 31, 2015
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$214	$4,655	$4,265	$11,402	$20,536
Estimated fair value	217	4,837	4,747	12,100	21,901
Weighted average yield(3)	5.62%	4.71%	5.54%	2.53%	3.68%
Municipals:(2)
Amortized cost	265	563	—	—	828
Estimated fair value	265	566	—	—	831
Weighted average yield(3)	5.46%	5.69%	—%	—%	5.62%
Equity securities:(4)
Amortized cost	7,522	—	—	—	7,522
Estimated fair value	7,260	—	—	—	7,260
Total available-for-sale securities:
Amortized cost					$28,886
Estimated fair value					$29,992

	December 31, 2014
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$1	$9,151	$5,661	$14,144	$28,957
Estimated fair value	1	9,662	6,333	15,069	31,065
Weighted average yield(3)	6.50%	4.79%	5.54%	2.36%	3.75%
Municipals:(2)
Amortized cost	1,669	1,588	—	—	3,257
Estimated fair value	1,674	1,593	—	—	3,267
Weighted average yield(3)	5.78%	5.79%	—	—	5.79%
Equity securities:(4)
Amortized cost	7,522	—	—	—	7,522
Estimated fair value	7,387	—	—	—	7,387
Total available-for-sale securities:
Amortized cost					$39,736
Estimated fair value					$41,719

(1)
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The average expected life of the mortgage-backed securities was 0.8 years at December 31, 2015 and 1.2 years at December 31, 2014.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

(4)	These equity securities do not have a stated maturity.
Securities with carrying values of approximately $20.7 million and $32.7 million were pledged to secure certain borrowings and deposits at December 31, 2015 and 2014, respectively. See Note 9 — Borrowing Arrangements for discussion of securities securing borrowings. Of the pledged securities at December 31, 2015 and 2014, approximately $6.6 million and $10.9 million, respectively, were pledged for certain deposits.
The following table discloses, as of December 31, 2015 and December 31, 2014, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

December 31, 2015	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Equity securities	$—	$—	$6,227	$(273)	$6,227	$(273)

December 31, 2014	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Equity securities	$—	$—	$6,349	$(151)	$6,349	$(151)
At December 31, 2015 and 2014, we owned one security with an unrealized loss position. This security is a publicly traded equity fund and is subject to market pricing volatility. We do not believe that this unrealized loss is “other than temporary.” We have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation have the ability and intent to hold the investment until recovery of fair value.
Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income, net. We had comprehensive income of $144.3 million for the year ended December 31, 2015 and comprehensive income of $136.0 million for the year ended December 31, 2014.
(3) Loans Held for Investment and Allowance for Loan Losses
Loans held for investment are summarized by category as follows (in thousands):

	December 31,
	2015	2014
Commercial	$6,672,631	$5,869,219
Mortgage finance	4,966,276	4,102,125
Construction	1,851,717	1,416,405
Real estate	3,139,197	2,807,127
Consumer	25,323	19,699
Equipment leases	113,996	99,495
Gross loans held for investment	16,769,140	14,314,070
Deferred income (net of direct origination costs)	(57,190)	(57,058)
Allowance for loan losses	(141,111)	(100,954)
Total loans held for investment	$16,570,839	$14,156,058
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
Mortgage Finance Loans.    Our mortgage finance loans consist of ownership interests purchased in single-family residential mortgages funded through our mortgage finance group. These loans are typically held on our balance sheet for 10 to 20 days.

We have agreements with mortgage lenders and purchase interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans. December 31, 2015 and 2014 balances are stated net of $454.8 million and $358.3 million participations sold, respectively.
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
At December 31, 2015 and 2014, we had a blanket floating lien on certain real estate-secured loans, mortgage finance loans and also certain securities used as collateral for FHLB borrowings.
Summary of Loan Losses
The allowance for loan losses is comprised of specific reserves for impaired loans and an estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We consider the allowance at December 31, 2015 to be appropriate, given management's assessment of potential losses inherent in the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in our market areas and other factors.

The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and non-accrual status as of December 31, 2015 and 2014 (in thousands):

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Total
December 31, 2015
Grade:
Pass	$6,375,332	$4,966,276	$1,821,678	$3,085,463	$25,093	$103,560	$16,377,402
Special mention	111,911	—	13,090	30,585	3	334	155,923
Substandard- accruing	46,731	—	281	3,837	227	4,951	56,027
Non-accrual	138,657	—	16,668	19,312	—	5,151	179,788
Total loans held for investment	$6,672,631	$4,966,276	$1,851,717	$3,139,197	$25,323	$113,996	$16,769,140

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Total
December 31, 2014
Grade:
Pass	$5,738,474	$4,102,125	$1,414,671	$2,785,804	$19,579	$91,044	$14,151,697
Special mention	53,839	—	1,734	8,723	11	4,363	68,670
Substandard-accruing	43,784	—	—	2,653	47	3,915	50,399
Non-accrual	33,122	—	—	9,947	62	173	43,304
Total loans held for investment	$5,869,219	$4,102,125	$1,416,405	$2,807,127	$19,699	$99,495	$14,314,070

The following tables detail activity in the reserve for loan losses by portfolio segment for the years ended December 31, 2015 and 2014 (in thousands). Allocation of a portion of the reserve to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Additional Qualitative Reserve	Total
December 31, 2015
Beginning balance	$70,654	$—	$7,935	$15,582	$240	$1,141	$5,402	$100,954
Provision for loan losses	53,102	—	(1,499)	(1,845)	(13)	2,777	(1,223)	51,299
Charge-offs	16,254	—	—	389	62	25	—	16,730
Recoveries	4,944	—	400	33	173	38	—	5,588
Net charge-offs (recoveries)	11,310	—	(400)	356	(111)	(13)	—	11,142
Ending balance	$112,446	$—	$6,836	$13,381	$338	$3,931	$4,179	$141,111
Period end amount allocated to:
Loans individually evaluated for impairment	$19,840	$—	$—	$1,191	$—	$2,436	$—	$23,467
Loans collectively evaluated for impairment	92,606	—	6,836	12,190	338	1,495	4,179	117,644
Ending balance	$112,446	$—	$6,836	$13,381	$338	$3,931	$4,179	$141,111
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Additional Qualitative Reserve	Total
December 31, 2014
Beginning balance	$39,868	$—	$14,553	$24,210	$149	$3,105	$5,719	$87,604
Provision for loan losses	37,827	—	(6,618)	(8,411)	195	(3,046)	(317)	19,630
Charge-offs	9,803	—	—	296	266	—	—	10,365
Recoveries	2,762	—	—	79	162	1,082	—	4,085
Net charge-offs (recoveries)	7,041	—	—	217	104	(1,082)	—	6,280
Ending balance	$70,654	$—	$7,935	$15,582	$240	$1,141	$5,402	$100,954
Period end amount allocated to:
Loans individually evaluated for impairment	$7,705	$—	$—	$636	$9	$26	$—	$8,376
Loans collectively evaluated for impairment	62,949	—	7,935	14,946	231	1,115	5,402	92,578
Ending balance	$70,654	$—	$7,935	$15,582	$240	$1,141	$5,402	$100,954
We have traditionally maintained an additional qualitative reserve component to compensate for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We believe the level of additional qualitative reserves at December 31, 2015 and 2014 is warranted due to the continued uncertain economic environment which has produced losses, including those resulting from borrowers' misstatement of financial information or inaccurate certification of collateral values. Such losses are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses; however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy.
Our recorded investment in loans as of December 31, 2015 and 2014 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows (in thousands):

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Total
December 31, 2015
Loans individually evaluated for impairment	$140,479	$—	$16,668	$21,042	$—	$5,151	$183,340
Loans collectively evaluated for impairment	6,532,152	4,966,276	1,835,049	3,118,155	25,323	108,845	16,585,800
Total	$6,672,631	$4,966,276	$1,851,717	$3,139,197	$25,323	$113,996	$16,769,140

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Total
December 31, 2014
Loans individually evaluated for impairment	$35,165	$—	$—	$13,880	$62	$173	$49,280
Loans collectively evaluated for impairment	5,834,054	4,102,125	1,416,405	2,793,247	19,637	99,322	14,264,790
Total	$5,869,219	$4,102,125	$1,416,405	$2,807,127	$19,699	$99,495	$14,314,070
Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. We recognized $1.6 million in interest income on non-accrual loans during 2015 compared to $1.7 million in 2014 and $2.4 million in 2013. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2015, 2014 and 2013 totaled $7.0 million, $2.1 million and $2.5 million, respectively. As of December 31, 2015, $884,000 of our non-accrual loans were earning on a cash basis, compared to $310,000 at December 31, 2014. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. In accordance with ASC 310, Receivables, we have included all restructured loans in our impaired loan totals. The following tables detail our impaired loans, by portfolio class as of December 31, 2015 and 2014 (in thousands):

December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$11,097	$13,529	$—	$17,311	$—
Energy loans	37,968	37,968	—	21,791	36
Construction
Market risk	16,668	16,668	—	9,764	—
Real estate
Market risk	—	—	—	3,352	—
Commercial	15,353	15,353	—	4,364	24
Secured by 1-4 family	—	—	—	—	—
Consumer	—	—	—	—	—
Equipment leases	2,417	2,417	—	3,233	—
Total impaired loans with no allowance recorded	$83,503	$85,935	$—	$59,815	$60
With an allowance recorded:
Commercial
Business loans	$20,983	$25,300	$5,737	$31,131	$—
Energy loans	70,431	70,431	14,103	6,641	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	5,335	5,335	1,066	2,558	—
Commercial	—	—	—	306	—
Secured by 1-4 family	354	354	125	1,580	—
Consumer	—	—	—	10	—
Equipment leases	2,734	2,734	2,436	302	—
Total impaired loans with an allowance recorded	$99,837	$104,154	$23,467	$42,528	$—
Combined:
Commercial
Business loans	$32,080	$38,829	$5,737	$48,442	$—
Energy loans	108,399	108,399	14,103	28,432	36
Construction
Market risk	16,668	16,668	—	9,764	—
Real estate
Market risk	5,335	5,335	1,066	5,910	—
Commercial	15,353	15,353	—	4,670	24
Secured by 1-4 family	354	354	125	1,580	—
Consumer	—	—	—	10	—
Equipment leases	5,151	5,151	2,436	3,535	—
Total impaired loans	$183,340	$190,089	$23,467	$102,343	$60

December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$9,608	$11,857	$—	$7,334	$—
Energy loans	—	—	—	375	25
Construction
Market risk	—	—	—	118	—
Real estate
Market risk	3,735	3,735	—	7,970	—
Commercial	3,521	3,521	—	2,795	—
Secured by 1-4 family	—	—	—	1,210	—
Consumer	—	—	—	—	—
Equipment leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$16,864	$19,113	$—	$19,802	$25
With an allowance recorded:
Commercial
Business loans	$24,553	$25,553	$7,433	$17,705	$—
Energy loans	1,004	1,004	272	991	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	4,203	4,203	317	5,064	—
Commercial	526	526	79	705	—
Secured by 1-4 family	1,895	1,895	240	2,119	—
Consumer	62	62	9	16	—
Equipment leases	173	173	26	41	—
Total impaired loans with an allowance recorded	$32,416	$33,416	$8,376	$26,641	$—
Combined:
Commercial
Business loans	$34,161	$37,410	$7,433	$25,039	$—
Energy loans	1,004	1,004	272	1,366	25
Construction
Market risk	—	—	—	118	—
Real estate
Market risk	7,938	7,938	317	13,034	—
Commercial	4,047	4,047	79	3,500	—
Secured by 1-4 family	1,895	1,895	240	3,329	—
Consumer	62	62	9	16	—
Equipment leases	173	173	26	41	—
Total impaired loans	$49,280	$52,529	$8,376	$46,443	$25
Average impaired loans outstanding during the years ended December 31, 2015, 2014 and 2013 totaled $102.3 million, $46.4 million and $50.8 million respectively.

The table below provides an age analysis of our loans held for investment as of December 31, 2015 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days(1)	Total Past Due	Non-accrual	Current	Total
Commercial
Business loans	$15,847	$3,666	$7,013	$26,526	$30,258	$5,577,523	$5,634,307
Energy	500	—	—	500	108,399	929,425	1,038,324
Mortgage finance loans	—	—	—	—	—	4,966,276	4,966,276
Construction
Market risk	—	—	—	—	16,668	1,824,936	1,841,604
Secured by 1-4 family	—	—	—	—	—	10,113	10,113
Real estate
Market risk	—	—	—	—	3,605	2,402,640	2,406,245
Commercial	17,729	—	—	17,729	15,353	612,711	645,793
Secured by 1-4 family	2,319	—	—	2,319	354	84,486	87,159
Consumer	659	—	—	659	—	24,664	25,323
Equipment leases	91	—	—	91	5,151	108,754	113,996
Total loans held for investment	$37,145	$3,666	$7,013	$47,824	$179,788	$16,541,528	$16,769,140

(1)
Loans past due 90 days and still accruing includes premium finance loans of $6.6 million. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or forgiveness of either principal or accrued interest. As of December 31, 2015 and December 31, 2014, we had $249,000 and $1.8 million, respectively, in loans considered restructured that are not on non-accrual. These loans did not have unfunded commitments at December 31, 2015 or 2014. Of the non-accrual loans at December 31, 2015 and 2014, $24.9 million and $12.1 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with modified terms in calendar years after the year of the restructure.
The following tables summarize, as of December 31, 2015 and 2014, loans that have been restructured during 2015 and 2014 (in thousands):

December 31, 2015
	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Commercial business loans	5	$20,459	$14,992
Total new restructured loans in 2015	5	$20,459	$14,992

December 31, 2014
	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Real estate - commercial	1	$1,441	$1,441
Commercial business loans	1	95	80
Total new restructured loans in 2014	2	$1,536	$1,521
The restructured loans generally include terms to temporarily place the loan on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above loans. The $5.5 million decrease in the post-restructuring recorded investment compared to the pre-restructuring recorded investment is due to paydowns. At December 31, 2015, $15.0 million of the above loans restructured in 2015 are on non-accrual. The restructuring of the loans did not have a significant impact on our allowance for loan losses at December 31, 2015 or 2014.
The following table provides information on how loans were modified as a restructured loan during the year ended December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Extended maturity	$—	$1,441
Combination of maturity extension and payment schedule adjustment	14,992	80
Total	$14,992	$1,521
As of December 31, 2015 and 2014, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
(4) OREO and Valuation Allowance for Losses on OREO
The table below presents a summary of the activity related to OREO (in thousands):

	Year ended December 31,
	2015	2014	2013
Beginning balance	$568	$5,110	$15,991
Additions	1,267	851	1,331
Sales	(1,557)	(5,393)	(11,292)
Valuation allowance for OREO	—	—	958
Direct write-downs	—	—	(1,878)
Ending balance	$278	$568	$5,110
(5) Certain Transfers of Financial Assets
Through our MCA business, we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loans sales to independent third parties or in securitization transactions to GSEs such as Fannie Mae, Freddie Mac or Ginnie Mae. We have elected to carry these loans at fair value based on sales commitments and market quotes. Changes in the fair value of the loans held for sale are included in other non-interest income.
Residential mortgage loans are subject to both credit and interest rate risk. Credit risk is managed through underwriting policies and procedures, including collateral requirements, which are generally accepted by the secondary loan markets. Exposure to interest rate fluctuations is partially managed through forward sales contracts, which set the price for loans that will be delivered in the next 60 to 90 days.

The table below presents the unpaid principal balance of loans held for sale and related fair values at December 31, 2015 (in thousands):

	December 31, 2015
	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Loans held for sale	$82,853	$86,075	$3,222
No loans held for sale were 90 days or more past due or considered impaired as of December 31, 2015, and no credit losses were recognized on loans held for sale for the year ended December 31, 2015.
The differences between the fair value and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to purchase, gains and losses on the related loan purchase commitment prior to purchase and premiums or discounts on acquired loans.
We generally retain the right to service the loans sold, creating MSR assets on our balance sheet. A summary of MSR activities for the year ended December 31, 2015 is as follows (in thousands):

2015
Balance, beginning of year	$—
Capitalized servicing rights	437
Amortization	(14)
Balance, end of year	$423
Fair value	$423
At December 31, 2015, our servicing portfolio of loans sold included 168 loans with an outstanding principal balance of $39.0 million. In connection with the servicing of these loans, we maintain escrow funds for taxes and insurance in the name of investors, as well as collections in transit to investors. These escrow funds are segregated and held in separate non-interest-bearing bank accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $240,000 at December 31, 2015.
For loans securitized and sold for the year ended December 31, 2015 with servicing rights retained, management used the following assumptions to determine the fair value of MSRs at the date of securitization or sale:

2015
Average discount rates	9.76%
Expected prepayment speeds	9.14%
Weighted-average life, in years	7.3
In conjunction with the sale and securitization of loans held for sale, we may be exposed to liability resulting from recourse agreements and repurchase agreements. If it is determined subsequent to our sale of a loan that the loan sold is in breach of the representations or warranties made in the applicable sale agreement, we may have an obligation to either (a) repurchase the loan for the unpaid principal balance, accrued interest and related advances, (b) indemnify the purchaser against any loss it suffers or (c) make the purchaser whole for the economic benefits of the loan. During the year ended December 31, 2015, we originated or purchased and sold approximately $39.1 million of mortgage loans to GSEs.
Our repurchase, indemnification and make whole obligations vary based upon the terms of the applicable agreements, the nature of the asserted breach and the status of the mortgage loan at the time a claim is made. We establish reserves for estimated losses of this nature inherent in the origination of mortgage loans by estimating the probable losses inherent in the population of all loans sold based on trends in claims and actual loss severities experienced. The reserve will include accruals for probable contingent losses in addition to those identified in the pipeline of claims received. The estimation process is designed to include amounts based on actual losses experienced from actual repurchase activity.
Because the MCA business commenced in 2015, we have no historical data to support the establishment of a reserve. The baseline for the repurchase reserve uses historical loss factors obtained from industry data that are applied to loan pools originated and sold during the year ended December 31, 2015. The historical industry data loss factors and experienced losses will be accumulated for each sale vintage (year loan was sold) and applied to more recent sale vintages to estimate inherent losses not yet realized. Our estimated exposure related to these loans was $20,000 at December 31, 2015 and is recorded in other liabilities in the consolidated balance sheets. We had no losses due to repurchase, indemnification or make-whole obligations during the year ended December 31, 2015.

(6) Goodwill and Other Intangible Assets
In May 2013, we acquired the assets of a premium finance company and recorded a total intangible asset of $2.1 million. Of this total, $954,000 was allocated to goodwill, $554,000 to customer relationships, $457,000 to developed technology and $98,000 to trade name. The $554,000 customer relationship intangible is being amortized over 14 years, the $457,000 technology intangible is being amortized over 7 years, and the $98,000 intangible related to the trade name was determined to have an indefinite life.
Goodwill and other intangible assets at December 31, 2015 and 2014 are summarized as follows (in thousands):

	Gross Goodwill and Intangible Assets	Accumulated Amortization	Net Goodwill and Intangible Assets
December 31, 2015
Goodwill	$15,370	$(374)	$14,996
Intangible assets—customer relationships and trademarks	9,104	(4,140)	4,964
Total goodwill and intangible assets	$24,474	$(4,514)	$19,960
December 31, 2014
Goodwill	$15,370	$(374)	$14,996
Intangible assets—customer relationships and trademarks	9,104	(3,512)	5,592
Total goodwill and intangible assets	$24,474	$(3,886)	$20,588
Amortization expense related to intangible assets totaled $628,000 in 2015, $699,000 in 2014 and $660,000 in 2013. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2015 is as follows (in thousands):

2016	$471
2017	473
2018	473
2019	473
2020	435
Thereafter	2,639
$4,964
(7) Premises and Equipment
Premises and equipment at December 31, 2015 and 2014 are summarized as follows (in thousands):

	December 31,
	2015	2014
Premises	$21,020	$24,339
Furniture and equipment	26,185	22,418
	47,205	46,757
Accumulated depreciation	(23,644)	(23,622)
Total premises and equipment, net	$23,561	$23,135
Depreciation expense for the above premises and equipment was approximately $4.6 million, $4.1 million and $4.0 million in 2015, 2014 and 2013, respectively.

(8) Deposits
Deposits at December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Non-interest-bearing demand deposits	$6,386,911	$5,011,619
Interest-bearing deposits
Transaction	2,006,591	1,292,388
Savings	6,163,622	5,630,253
Time	527,495	426,331
Deposits in foreign branches	—	312,709
Total interest-bearing deposits	8,697,708	7,661,681
Total deposits	$15,084,619	$12,673,300
The scheduled maturities of interest-bearing time deposits were as follows at December 31, 2015 (in thousands):

2016	$502,113
2017	18,138
2018	1,646
2019	4,001
2020	1,597
2021 and after	—
$527,495
At December 31, 2015 and 2014, the Bank had approximately $16.6 million and $23.5 million, respectively, in deposits from related parties, including directors, stockholders, and their related affiliates.
At December 31, 2015 and 2014, interest-bearing time deposits, including deposits in foreign branches, of $250,000 or more were approximately $274.4 million and $527.6 million, respectively.
(9) Borrowing Arrangements
The following table summarizes our borrowings at December 31, 2015, 2014 and 2013 (in thousands):

	2015		2014		2013
	Balance	Rate(3)	Balance	Rate(3)	Balance	Rate(3)
Federal funds purchased(4)	$74,164	0.55%	$66,971	0.30%	$148,650	0.22%
Customer repurchase agreements(1)	68,887	0.02%	25,705	0.07%	21,954	0.06%
FHLB borrowings(2)	1,500,000	0.31%	1,100,005	0.13%	840,026	0.12%
Line of credit	—	—%	—	—%	15,000	2.65%
Subordinated notes	286,000	5.75%	286,000	5.82%	111,000	6.50%
Trust preferred subordinated debentures	113,406	2.47%	113,406	2.18%	113,406	2.17%
Total borrowings	$2,042,457		$1,592,087		$1,250,036
Maximum outstanding at any month end	$2,042,457		$1,592,087		$1,859,036

(1)	Securities pledged for customer repurchase agreements were $14.2 million, $21.8 million and $37.7 million at December 31, 2015, 2014 and 2013, respectively.

(2)
FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and also certain pledged securities. The weighted-average interest rate for the years ended December 31, 2015, 2014 and 2013 was 0.18%, 0.15% and 0.14%, respectively. The average balance of FHLB borrowings for the years ended December 31, 2015, 2014 and 2013 was $1.2 billion, $213.4 million and $370.0 million, respectively.

(3)	Interest rate as of period end.

(4)
The weighted-average interest rate on Federal funds purchased for the years ended December 31, 2015, 2014 and 2013 was 0.29%, 0.27% and 0.27%, respectively. The average balance of Federal funds purchased for the years ended December 31, 2015, 2014 and 2013 was $98.8 million, $139.3 million and $254.3 million, respectively.

The following table summarizes our other borrowing capacities net of balances outstanding at December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
FHLB borrowing capacity relating to loans	$4,101,396	$3,602,994	$693,302
FHLB borrowing capacity relating to securities	1,213	535	8,482
Total FHLB borrowing capacity	$4,102,609	$3,603,529	$701,784
Unused Federal funds lines available from commercial banks	$1,231,000	$1,186,000	$890,000
Unused Federal Reserve Borrowings capacity	$2,966,702	$2,643,000	$2,284,000
Our unsecured, revolving, non-amortizing line of credit had maximum availability of $100.0 million and matured on December 22, 2015. This line of credit was renewed on December 22, 2015 with a new maximum availability of $130.0 million and a maturity date of December 21, 2016. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. As of December 31, 2015 and December 31, 2014, no borrowings were outstanding and no funds were borrowed during the years ended December 31, 2015 and 2014.
The scheduled maturities of our borrowings at December 31, 2015, were as follows (in thousands):

	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Federal funds purchased and customer repurchase agreements(1)	$143,051	$—	$—	$—	$143,051
FHLB borrowings(1)	700,000	800,000	—	—	1,500,000
Subordinated notes(1)	—	—	—	286,000	286,000
Trust preferred subordinated debentures(1)	—	—	—	113,406	113,406
Total borrowings	$843,051	$800,000	$—	$399,406	$2,042,457

(1)	Excludes interest.
(10) Long-Term Debt
From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued floating rate trust preferred securities in various private offerings totaling $113.4 million. As of December 31, 2015, the details of the trust preferred subordinated debentures are summarized below (in thousands):

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
(11) Income Taxes
We have a gross deferred tax asset of $78.8 million and $65.5 million at December 31, 2015 and 2014, respectively, which relates primarily to our allowance for loan losses, loan origination fees and stock compensation. Management believes it is more likely than not that all of the deferred tax assets will be realized. Our net deferred tax asset is included in other assets in the consolidated balance sheets.
Income tax expense/(benefit) consists of the following for the years ended (in thousands):

	Year ended December 31,
	2015	2014	2013
Current:
Federal	$80,957	$77,855	$76,478
State	2,245	2,124	1,878
Total	83,202	79,979	78,356
Deferred
Federal	(3,561)	(3,969)	(11,599)
State	—	—	—
Total	(3,561)	(3,969)	(11,599)
Total expense
Federal	77,396	73,886	64,879
State	2,245	2,124	1,878
Total	$79,641	$76,010	$66,757
The tax effect of unrealized gains and losses on available-for-sale securities is recorded to other comprehensive income and is not a component of income tax expense/(benefit).
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Allowance for credit losses	$53,368	$38,356
Loan origination fees	13,435	13,651
Stock compensation	5,509	8,263
Mark to market on mortgage loans	184	215
Reserve for potential mortgage loan repurchases	—	20
Non-accrual interest	1,198	1,272
Deferred lease expense	3,779	1,688
Depreciation	—	691
OREO valuation allowance	8	22
Other	1,299	1,298
Total deferred tax assets	78,780	65,476
Deferred tax liabilities:
Loan origination costs	(1,726)	(1,488)
Leases	(10,121)	(9,466)
Depreciation	(8,296)	—
Unrealized gain on securities	(387)	(694)
Other	(2,468)	(1,914)
Total deferred tax liabilities	(22,998)	(13,562)
Net deferred tax asset	$55,782	$51,914
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
We file income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012.
The reconciliation of income computed at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

	Year ended December 31,
	2015	2014	2013
Tax at U.S. statutory rate	35%	35%	35%
State taxes	1%	1%	1%
Non-deductible expenses	1%	1%	1%
Non-taxable income	(1)%	(1)%	(1)%
Other	(1)%	—	—
Total	35%	36%	36%

(12) Stock-Based Compensation and Employee Benefits
We have a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan permits our employees to defer a portion of their compensation. Matching contributions may be made in amounts and at times determined by the Company. We contributed approximately $6.3 million, $4.5 million, and $3.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Employees are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options.
During 2000, we implemented an Employee Stock Purchase Plan (“ESPP”). Employees are eligible for the plan when they meet certain requirements concerning period of credited service and minimum hours worked. Eligible employees may contribute a minimum of 1% to a maximum of 10% of eligible compensation up to the Section 423 of the Internal Revenue Code limit of $25,000. In 2006, stockholders approved the 2006 ESPP, which allocated 400,000 shares for purchase. As of December 31, 2015, 2014 and 2013, 113,910, 102,836 and 93,388 shares had been purchased on behalf of the employees under the 2006 ESPP.
We have stock-based compensation plans under which equity-based compensation grants are made by the board of directors, or its designated committee. Grants are subject to vesting requirements. Under the plans, we may grant, among other things, nonqualified stock options, incentive stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), cash-based performance units or any combination thereof. Plans include grants for employees and directors. Total shares authorized under the plans are 2,550,000. Total shares which may be issued under the plans at December 31, 2015 were 2,455,048.
The fair value of our option and SAR grants are estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide the best single measure of the fair value of employee stock options.
The fair value of the options and SARs were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions. No stock options or SARs were granted in 2015.

	2015	2014	2013
Risk-free rate	N/A	1.46%	1.17%
Market price volatility factor	N/A	0.402	0.409
Weighted-average expected life of options	N/A	5 years	5 years
Market price volatility and expected life of options is based on historical data and other factors.

A summary of our stock option activity and related information for 2015, 2014 and 2013 is as follows:

	December 31, 2015		December 31, 2014		December 31, 2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	25,000	$20.60	54,900	$18.65	174,062	$13.51
Options exercised	(21,000)	20.05	(28,400)	17.34	(119,162)	11.14
Options forfeited	(4,000)	23.50	(1,500)	14.91	—	—
Options outstanding at year-end	—	$—	25,000	$20.60	54,900	$18.65
Options vested and exercisable at year-end	—	$—	25,000	$20.60	54,900	$18.65
Intrinsic value of options vested and exercisable	$—		$843,190		$2,391,014
Weighted average remaining contractual life of options vested and exercisable (in years)		0.00		0.30		0.97
Intrinsic value of options exercised	$565,000		$1,193,070		$4,176,787
Weighted average remaining contractual life of options currently outstanding (in years)		0.00		0.30		0.97
There was no expense related to stock option awards in 2015, 2014 and 2013.

A summary of our SAR activity and related information for 2015, 2014 and 2013 is as follows. These rights are time-vested and generally vest ratably over a period of five years.

	December 31, 2015		December 31, 2014		December 31, 2013
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs / PSARs	Weighted Average Exercise Price
SARs outstanding at beginning of year	445,009	$24.83	537,149	$23.68	640,220	$20.90
SARs granted	—	—	8,000	62.02	53,500	43.73
SARs exercised	(84,465)	20.97	(92,640)	20.87	(134,271)	19.21
SARs forfeited	—	—	(7,500)	31.16	(22,300)	18.99
SARs outstanding at year-end	360,544	$25.73	445,009	$24.83	537,149	$23.68
SARs vested and exercisable at year-end	307,144	$22.49	355,509	$21.16	384,974	$20.64
Weighted average remaining contractual life of SARs vested		2.36		2.89		3.46
Compensation expense	$367,000		$530,000		$564,000
Weighted average fair value of SARs granted		$—		$23.02		$16.26
Fair value of shares vested during the year	$436,000		$580,345		$566,341
Weighted average remaining contractual life of SARs currently outstanding (in years)		3.08		3.85		4.68
Intrinsic value of SARs exercised	$8,291,000		$11,794,000		$16,000,000

The following table summarizes the status of and changes in our RSUs:

	Restricted Stock Units
	Number of Shares	Weighted- Average Grant- Date Fair Value
Balance, January 1, 2013	411,919	$23.80
Granted	163,500	45.35
Vested and issued	(151,480)	20.47
Forfeited	(20,200)	24.96
Balance, December 31, 2013	403,739	33.72
Granted	64,050	57.84
Vested and issued	(161,249)	26.40
Forfeited	(17,375)	37.40
Balance, December 31, 2014	289,165	42.93
Granted	144,952	51.96
Vested and issued	(95,943)	38.05
Forfeited	(12,200)	43.89
Balance, December 31, 2015	325,974	$48.42
The RSUs granted during 2015, 2014 and 2013 vest ratably over four to five years. Compensation cost for RSUs was $4.2 million, $4.1 million and $3.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The weighted average remaining contractual life of RSUs currently outstanding is 8.29 years.
Total compensation cost for all share-based arrangements, net of taxes, was $3.0 million, $3.0 million and $2.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Unrecognized stock-based compensation expense related to SAR grants issued through December 31, 2015 was $699,000. At December 31, 2015, the weighted average period over which this unrecognized expense was expected to be recognized was 2.4 years. Unrecognized stock-based compensation expense related to RSU grants through December 31, 2015 was $13.0 million. At December 31, 2015, the weighted average period over which this unrecognized expense was expected to be recognized was 3.3 years.
Cash flows from financing activities included $1.5 million, $2.9 million and $1.2 million in cash inflows from excess tax benefits related to stock-based compensation in 2015, 2014 and 2013, respectively.
Upon the exercise of stock options, new shares are issued as opposed to treasury shares.
We granted a total of 146,153 cash-based performance units in 2015, with a total of 475,441 outstanding at December 31, 2015. We granted a total of 171,808 and 173,035 cash-based performance units in 2014 and 2013. Of the outstanding units at December 31, 2015, 385,172 are service-based and vest ratably over a period of five years. Additionally, 90,269 units contain both service and performance based vesting requirements: 25-50% of the units will vest on the third anniversary of the date of grant, and the balance will vest based on attainment of certain performance metrics developed by the Human Resources Committee. Since these units have a cash payout feature, they are accounted for under the liability method and the related expense is based on the stock price at period end. Compensation cost for the units was $7.7 million, $9.9 million and $17.3 million for the years ended December 31, 2015, 2014 and 2013 respectively. At December 31, 2015, the weighted average remaining contractual life of the units was 8.03 years.
Total compensation cost for all cash-based arrangements, net of taxes, for the years ended December 31, 2015, 2014 and 2013 was $5.0 million, $6.5 million and $11.2 million, respectively.

(13) Financial Instruments with Off-Balance Sheet Risk
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
At December 31, 2015 and 2014, commitments to extend credit and standby and commercial letters of credit were as follows (in thousands):

	December 31,
	2015	2014
Commitments to extend credit	$5,542,363	$5,324,460
Standby letters of credit	182,219	177,808
At December 31, 2015 and 2014, we had $9.0 million and $7.1 million, respectively, in allowance allocations for these off-balance sheet commitments recorded in other liabilities.
(14) Regulatory Restrictions
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
In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the "Basel III Capital Rules"). The Basel III Capital Rules, among other things, (i) introduced a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specified that Tier 1 capital consist of CET1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expanded the scope of the deductions/adjustments as compared to existing regulations. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions fully phased in on January 1, 2019.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of December 31, 2015, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of December 31, 2015 and 2014. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such change may retroactively subject the Company to change in capital ratios. Any such change could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.

Because our Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.
The table below summarizes our capital ratios:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
CET1:
Company	$1,455,662	7.47%	$876,563	4.50%	N/A	N/A
Bank	1,522,729	7.82%	876,336	4.50%	$1,265,819	6.50%
Total capital (to risk-weighted assets):
Company	$2,152,292	11.05%	$1,558,334	8.00%	N/A	N/A
Bank	2,058,359	10.57%	1,557,931	8.00%	$1,947,414	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,716,170	8.81%	$1,168,751	6.00%	N/A	N/A
Bank	1,683,237	8.64%	1,168,448	6.00%	$1,557,931	8.00%
Tier 1 capital (to average assets):
Company	$1,716,170	8.92%	$769,258	4.00%	N/A	N/A
Bank	1,683,237	8.75%	769,498	4.00%	$961,873	5.00%
As of December 31, 2014:
CET1:
Company	$1,312,225	7.89%	$748,445	4.50%	N/A	N/A
Bank	1,263,569	7.60%	748,252	4.50%	$1,080,809	6.50%
Total capital (to risk-weighted assets):
Company	$1,967,021	11.83%	$1,330,568	8.00%	N/A	N/A
Bank	1,757,365	10.57%	1,330,226	8.00%	$1,662,782	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$1,573,007	9.46%	$665,284	4.00%	N/A	N/A
Bank	1,424,351	8.57%	665,113	4.00%	$997,669	6.00%
Tier 1 capital (to average assets):
Company	$1,573,007	10.76%	$584,765	4.00%	N/A	N/A
Bank	1,424,351	9.75%	584,597	4.00%	$730,746	5.00%
Our mortgage finance loan volumes can increase significantly at month-end, causing a meaningful difference between ending balance and average balance for any period. At December 31, 2015, our total mortgage finance loans were $5.0 billion compared to the average for the year ended December 31, 2015 of $4.0 billion. As CET1, Tier 1 and total capital ratios are calculated using quarter-end risk-weighted assets and our mortgage finance loans are 100% risk-weighted, the quarter-end fluctuation in these balances can significantly impact our reported ratios. Due to the actual risk profile and liquidity of this asset class, we manage capital allocated to mortgage finance loans based on changing trends in average balances and do not believe that the quarter-end balance is representative of risk characteristics that would justify higher allocations. However, we will continue to monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels.
Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules further limit the amount of dividends that may be paid by our Bank. No dividends were declared or paid on common stock during 2015, 2014 or 2013.
The required reserve balances at the Federal Reserve at December 31, 2015 and 2014 were approximately $150,642,000 and $88,155,000, respectively.

(15) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share (in thousands except share data):

	Year ended December 31,
	2015	2014	2013
Numerator:
Net income	$144,854	$136,352	$121,051
Preferred stock dividends	9,750	9,750	7,394
Net income available to common stockholders	$135,104	$126,602	$113,657
Denominator:
Denominator for basic earnings per share—weighted average shares	45,808,440	43,236,344	40,864,225
Effect of employee stock-based awards(1)	211,168	311,423	402,593
Effect of warrants to purchase common stock	418,264	455,489	513,063
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	46,437,872	44,003,256	41,779,881
Basic earnings per common share	$2.95	$2.93	$2.78
Diluted earnings per common share	$2.91	$2.88	$2.72

(1)
Stock options, SARs and RSUs outstanding of 64,700, 51,300 and 118,500 in 2015, 2014 and 2013, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the average market price of the Company’s common stock.

(16) Fair Value Disclosures
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

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include U.S. government and agency mortgage-backed debt securities, municipal bonds, and Community Reinvestment Act funds. This category includes loans held for sale and derivative assets and liabilities where values are obtained from independent pricing services.

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

Assets and liabilities measured at fair value at December 31, 2015 and 2014 are as follows (in thousands):

	Fair Value Measurements Using
December 31, 2015	Level 1	Level 2	Level 3
Available for sale securities:(1)
Mortgage-backed securities	$—	$21,901	$—
Municipals	—	831	—
Equity securities(2)	—	7,260	—
Loans held for sale(3)	—	86,075	—
Loans(4)(6)	—	—	41,420
OREO(5)(6)	—	—	278
Derivative assets(7)	—	35,292	—
Derivative liabilities(7)	—	35,420	—

December 31, 2014
Available for sale securities:(1)
Mortgage-backed securities	$—	$31,065	$—
Municipals	—	3,267	—
Equity securities(2)	—	7,387	—
Loans held for sale(3)	—	—	—
Loans(4)(6)	—	—	23,536
OREO(5)(6)	—	—	568
Derivative assets(7)	—	31,176	—
Derivative liabilities(7)	—	31,176	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Equity securities consist of Community Reinvestment Act funds.

(3)	Loans held for sale are measured at fair value on a recurring basis, generally monthly.

(4)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(5)	OREO is transferred from loans to OREO at fair value less selling costs.

(6)	Fair value of loans and OREO is measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions

(7)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.
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
Loans held for investment
During the years ended December 31, 2015 and 2014, certain impaired loans held for investment were re-evaluated and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. The $41.4 million total above includes impaired loans at December 31, 2015 with a carrying value of $49.7 million that were reduced by specific valuation allowance allocations totaling $8.3 million for a total reported fair value of $41.4 million based on collateral valuations utilizing Level 3 valuation inputs. The $23.5 million total above includes impaired loans at December 31, 2014 with a carrying value of $29.2 million that were reduced by specific valuation allowance allocations totaling $5.7 million for a total reported fair value of $23.5 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals.
OREO
Certain foreclosed assets, upon initial recognition, were valued based on third party appraisals. At December 31, 2015 and 2014, OREO had a carrying value of $278,000 and $568,000, respectively, with no specific valuation allowance. The fair value of OREO was computed based on third party appraisals, which are Level 3 valuation inputs.

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
A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$1,790,870	$1,790,870	$1,330,514	$1,330,514
Securities, available-for-sale	29,992	29,992	41,719	41,719
Loans held for sale	86,075	86,075	—	—
Loans held for investment, net	16,570,839	16,576,297	14,156,058	14,161,484
Derivative assets	35,292	35,292	31,176	31,176
Deposits	15,084,619	15,085,080	12,673,300	12,673,607
Federal funds purchased	74,164	74,164	66,971	66,971
Customer repurchase agreements	68,887	68,887	25,705	25,705
Other borrowings	1,500,000	1,500,000	1,100,005	1,100,005
Subordinated notes	286,000	291,091	286,000	289,947
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liabilities	35,420	35,420	31,176	31,176
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
Cash and cash equivalents
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair value, and these financial instruments are characterized as Level 1 assets in the fair value hierarchy.
Securities
The fair value of investment securities is based on prices obtained from independent pricing services which are based on quoted market prices for the same or similar securities, and these financial instruments are characterized as Level 2 assets in the fair value hierarchy. We have obtained documentation from the primary pricing service we use about their processes and controls over pricing. In addition, on a quarterly basis we independently verify the prices that we receive from the service provider using two additional independent pricing sources. Any significant differences are investigated and resolved.
Loans held for sale
Fair value for loans held for sale valued under the fair value option is derived from quoted market prices for similar loans, and these financial instruments are characterized as Level 2 assets in the fair value hierarchy.
Loans held for investment, net
Loans held for investment are characterized as Level 3 assets in the fair value hierarchy. For variable-rate loans held for investment that reprice frequently with no significant change in credit risk, fair values are generally based on carrying values. The fair value for all other loans held for investment is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.
Derivatives
The estimated fair value of the interest rate swaps and caps is obtained from independent pricing services based on quoted market prices for the same or similar derivative contracts and these financial instruments are characterized as Level 2 assets in the fair value hierarchy. On a quarterly basis, we independently verify the fair value using an additional independent pricing source. The derivative instruments related to the loans held for sale portfolio include loan purchase commitments and forward sales commitments. Loan purchase commitments are valued based upon the fair value of the underlying mortgage loans to be purchased, which is based on observable market data. Forward sales commitments are valued based upon the quoted market prices from brokers. As such, these loan purchase commitments and forward sales commitments are classified as Level 2 assets in the fair value hierarchy.
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
Federal funds purchased, customer repurchase agreements, other borrowings, subordinated notes and trust preferred subordinated debentures
The carrying value reported in the consolidated balance sheets for Federal funds purchased, customer repurchase agreements and other short-term, floating rate borrowings approximates their fair value, and these financial instruments are characterized as Level 2 assets in the fair value hierarchy. The fair value of any fixed rate short-term borrowings and trust preferred subordinated debentures are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar borrowings, and these financial instruments are characterized as Level 3 liabilities in the fair value hierarchy. The subordinated notes are publicly, though infrequently, traded and are valued based on market prices, which are characterized as Level 2 liabilities in the fair value hierarchy.
(17) Commitments and Contingencies
We lease various premises under operating leases with various expiration dates ranging from July 2016 through February 2025. Rent expense incurred under operating leases amounted to approximately $15.3 million, $13.6 million and $10.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Minimum future lease payments under operating leases are as follows (in thousands):

Year ending December 31,	Minimum Payments
2016	$15,572
2017	15,667
2018	15,633
2019	15,345
2020	14,501
2021 and thereafter	39,059
$115,777

(18) Parent Company Only
Summarized financial information for Texas Capital Bancshares, Inc. – Parent Company Only follows (in thousands):
Balance Sheet

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$53,061	$176,324
Investment in subsidiaries	1,714,158	1,459,092
Other assets	86,359	82,783
Total assets	$1,853,578	$1,718,199
Liabilities and Stockholders’ Equity
Other liabilities	$1,119	$1,328
Subordinated notes	111,000	111,000
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	225,525	225,734
Preferred stock	150,000	150,000
Common stock	459	457
Additional paid-in capital	724,698	719,890
Retained earnings	752,186	620,837
Treasury stock	(8)	(8)
Accumulated other comprehensive income	718	1,289
Total stockholders’ equity	1,628,053	1,492,465
Total liabilities and stockholders’ equity	$1,853,578	$1,718,199

Statement of Earnings

	Year ended December 31,
	2015	2014	2013
Loan income	$3,250	$10,850	$10,382
Dividend income	10,400	5,275	76
Other income	76	28	72
Total income	13,726	16,153	10,530
Other non-interest income	8	—	—
Interest expense	9,867	10,038	9,863
Salaries and employee benefits	499	617	669
Legal and professional	1,640	2,237	2,605
Other non-interest expense	1,637	933	651
Total expense	13,643	13,825	13,788
Income (loss) before income taxes and equity in undistributed income of subsidiary	91	2,328	(3,258)
Income tax expense (benefit)	33	833	(1,165)
Income (loss) before equity in undistributed income of subsidiary	58	1,495	(2,093)
Equity in undistributed income of subsidiary	141,041	132,980	123,144
Net income	141,099	134,475	121,051
Preferred stock dividends	9,750	9,750	7,394
Net income available to common stockholders	$131,349	$124,725	$113,657

Statements of Cash Flows

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Operating Activities
Net income	$141,099	$134,475	$121,051
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(141,041)	(132,980)	(123,144)
Increase in other assets	(2,123)	(2,120)	(2,413)
Excess tax benefits from stock-based compensation arrangements	(1,499)	(2,929)	(1,200)
Increase in other liabilities	(209)	74	37
Net cash used in operating activities of continuing operations	(3,773)	(3,480)	(5,669)
Investing Activities
Investments in and advances to subsidiaries	(110,000)	(100,000)	(240,000)
Net cash used in investing activities	(110,000)	(100,000)	(240,000)
Financing Activities
Proceeds from sale of stock related to stock-based awards	(1,239)	(2,203)	(2,210)
Proceeds from sale of common stock	—	256,223	—
Proceeds from issuance of preferred stock	—	—	144,987
Preferred dividends paid	(9,750)	(9,750)	(6,960)
Issuance of subordinated notes	—	—	—
Net other borrowings	—	(15,000)	15,000
Excess tax benefits from stock-based compensation arrangements	1,499	2,929	1,200
Net cash provided by financing activities	(9,490)	232,199	152,017
Net increase (decrease) in cash and cash equivalents	(123,263)	128,719	(93,652)
Cash and cash equivalents at beginning of year	176,324	47,605	141,257
Cash and cash equivalents at end of year	$53,061	$176,324	$47,605
(19) Related Party Transactions
See Note 8 for a description of deposits from related parties.
(20) Derivative Financial Instruments
During 2015 and 2014, we entered into certain interest rate derivative positions that were not designated as hedging instruments. These derivative positions relate to transactions in which we enter into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations.
During 2015, we also entered into loan purchase commitment contracts with mortgage originators to purchase residential mortgage loans at a future date, as well as forward sales commitment contracts to sell residential mortgage loans at a future date.

The notional amounts and estimated fair values of interest rate derivative positions outstanding at December 31, 2015 and 2014 presented in the following table (in thousands):

	December 31, 2015			December 31, 2014
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging interest rate derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$976,389	$—	$33,851	$866,432	$361	$30,162
Commercial loan/lease interest rate caps	194,304	1,441	—	63,414	1,014	—
Customer counterparties:
Commercial loan/lease interest rate swaps	976,389	33,851	—	866,432	30,162	361
Commercial loan/lease interest rate caps	194,304	—	1,441	63,414	—	1,014
Economic hedging interest rate derivatives:
Loan purchase commitments	62,835	—	109	—	—	—
Forward sale commitments	143,200	—	19	—	—	—
Gross derivatives		35,292	35,420		31,537	31,537
Offsetting derivative assets/liabilities		—	—		(361)	(361)
Net derivatives included in the consolidated balance sheets		$35,292	$35,420		$31,176	$31,176

The weighted-average receive and pay interest rates for interest rate swaps outstanding at December 31, 2015 and 2014 were as follows:

	December 31, 2015 Weighted-Average Interest Rate		December 31, 2014 Weighted-Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	2.96%	4.72%	2.79%	4.82%
The weighted-average strike rate for outstanding interest rate caps was 2.34% at December 31, 2015 and 1.44% at December 31, 2014.
Our credit exposure on interest rate swaps and caps is limited to the net favorable value and interest payments of all swaps and caps by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the swaps and caps exceeds a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, relating to interest rate swaps and caps was approximately $35.3 million at December 31, 2015 and approximately $31.2 million at December 31, 2014, all of which relates to Bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values. At December 31, 2015 and 2014, we had $37.1 million and $30.2 million in cash collateral pledged for these derivatives included in interest-bearing deposits.
(21) Stockholders’ Equity
In January 2009, we issued $75 million of perpetual preferred stock and related warrants under the U.S. Department of Treasury’s voluntary Capital Purchase Program. The preferred stock was repurchased in May 2009 and the U.S. Treasury auctioned the related warrants in the first quarter of 2010. As of December 31, 2015, warrants to purchase 581,500 shares at $14.84 per share are still outstanding.
On March 28, 2013, we completed a sale of 6.0 million shares of 6.5% non-cumulative preferred stock, par value $0.01, with a liquidation preference of $25 per share, in a public offering. Dividends on the preferred stock are not cumulative and will be paid when declared by our board of directors to the extent that we have lawfully available funds to pay dividends. If declared, dividends will accrue and be payable quarterly, in arrears, on the liquidation preference amount, on a non-cumulative basis, at a rate of 6.50% per annum. We paid $9.8 million in dividends on the preferred stock for the years ended December 31, 2015 and 2014. Holders of preferred stock do not have voting rights, except with respect to authorizing or increasing the authorized amount of senior stock, certain changes in the terms of the preferred stock, certain dividend non-payments and as otherwise required by applicable law. Net proceeds from the sale totaled $145.0 million. The additional equity was used for general corporate purposes, including funding regulatory capital infusions into the Bank.

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

(22) Quarterly Financial Data (unaudited)
The tables below summarize our quarterly financial information for the years December 31, 2015 and 2014 (in thousands except per share and average share data):

	2015 Selected Quarterly Financial Data
	Fourth	Third	Second	First
Interest income	$154,820	$153,856	$153,374	$140,908
Interest expense	12,632	11,808	11,089	10,899
Net interest income	142,188	142,048	142,285	130,009
Provision for credit losses	14,000	13,750	14,500	11,000
Net interest income after provision for credit losses	128,188	128,298	127,785	119,009
Non-interest income	11,320	11,380	12,771	12,267
Non-interest expense	87,042	81,688	81,276	76,517
Income before income taxes	52,466	57,990	59,280	54,759
Income tax expense	17,713	20,876	21,343	19,709
Net income	34,753	37,114	37,937	35,050
Preferred stock dividends	2,437	2,438	2,437	2,438
Net income available to common stockholders	$32,316	$34,676	$35,500	$32,612
Basic earnings per share:	$0.70	$0.76	$0.78	$0.71
Diluted earnings per share:	$0.70	$0.75	$0.76	$0.70
Average shares
Basic	45,856,000	45,828,000	45,790,000	45,759,000
Diluted	46,480,000	46,471,000	46,443,000	46,368,000

	2014 Selected Quarterly Financial Data
	Fourth	Third	Second	First
Interest income	$137,833	$135,290	$124,813	$116,611
Interest expense	10,251	9,629	9,406	8,296
Net interest income	127,582	125,661	115,407	108,315
Provision for credit losses	6,500	6,500	4,000	5,000
Net interest income after provision for credit losses	121,082	119,161	111,407	103,315
Non-interest income	11,226	10,396	10,533	10,356
Non-interest expense	74,117	71,915	69,765	69,317
Income before income taxes	58,191	57,642	52,175	44,354
Income tax expense	20,357	20,810	18,754	16,089
Net income	37,834	36,832	33,421	28,265
Preferred stock dividends	2,437	2,438	2,437	2,438
Net income available to common stockholders	$35,397	$34,394	$30,984	$25,827
Basic earnings per share:	$0.80	$0.80	$0.72	$0.61
Diluted earnings per share:	$0.78	$0.78	$0.71	$0.60
Average shares
Basic	44,406,000	43,144,000	43,075,000	42,298,000
Diluted	45,093,000	43,850,000	43,845,000	43,220,000
(23) New Accounting Standards

ASU 2014-04 “Receivables (Topic 310) - Troubled Debt Restructurings by Creditors” (“ASU 2014-04”) amends Topic 310 “Receivables” to clarify the terms defining when an in substance repossession or foreclosure occurs, which determines when the receivable should be derecognized and the real estate property is recognized. ASU 2014-04 became effective for us on January 1, 2015 and did not have a significant impact on our financial statements.
ASU 2014-11 "Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures ("ASU 2014-11") requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. The amendments to ASU 2014-11 update the accounting for repurchase-to-maturity transactions and link repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. ASU 2014-11 also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales that are economically similar to repurchase agreements. The second disclosure provides added transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. ASU 2014-11 became effective for us on January 1, 2015 and did not have a significant impact on our financial statements.
ASU 2014-12 "Compensation - Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12") requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is intended to resolve the diverse accounting treatments of these types of awards in practice and is effective for annual and interim periods beginning after December 15, 2015 and is not expected to have a significant impact on our consolidated financial statements.
ASU 2015-01 "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" ("ASU 2015-01") eliminates from U.S. GAAP the concept of extraordinary items, which required separate classification, presentation and disclosure in the income statement. ASU 2015-01 is effective for annual and interim periods beginning after December 15, 2015 and is not expected to have a significant impact on our consolidated financial statements.
ASU 2015-03 "Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03") requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 and is not expected to have a significant impact on our consolidated financial statements.

ASU 2015-05 "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05") provides guidance to customers about whether a cloud computing arrangement includes a software license. If the arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for annual and interim periods beginning after December 15, 2015 and is not expected to have a significant impact on our consolidated financial statements.
ASU 2015-15 "Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting ("ASU 2015-15") adds SEC paragraphs confirming that, given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 was effective when issued and is not expected to have a significant impact on our consolidated financial statements.
ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. ASU 2014-09 was originally going to be effective for annual and interim periods beginning after December 15, 2016; however, the FASB issued ASU 2015-14 - "Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to annual and interim periods beginning after December 15, 2017. ASU 2014-09 is not expected to have a significant impact on our consolidated financial statements.

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
As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Texas Capital Bancshares, Inc.

We have audited Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Texas Capital Bancshares Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Texas Capital Bancshares Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Capital Bancshares, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 18, 2016 expressed an unqualified opinion thereon.

Dallas, Texas
February 18, 2016

ITEM 9B.	OTHER INFORMATION
None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 17, 2016, which proxy materials will be filed with the SEC no later than April 7, 2016.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 17, 2016, which proxy materials will be filed with the SEC no later than April 7, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 17, 2016, which proxy materials will be filed with the SEC no later than April 7, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 17, 2016, which proxy materials will be filed with the SEC no later than April 7, 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 17, 2016, which proxy materials will be filed with the SEC no later than April 7, 2016.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report
(1) All financial statements
Independent Registered Public Accounting Firm’s Report of Ernst & Young LLP
(2) All financial statements required by Item 8
Independent Registered Public Accounting Firm’s Report of Ernst & Young LLP

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

10.9	Form of Indemnity Agreement for directors and officers of Texas Capital Bancshares, Inc., which is incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K dated February 21, 2014+
10.10	Texas Capital Bancshares, Inc. 1999 Omnibus Stock Plan, which is incorporated by reference to Exhibit 4.1 to our registration statement on Form 10 dated August 24, 2000+
10.11	Texas Capital Bancshares, Inc. 2005 Long-Term Incentive Plan, which is incorporated by reference to our registration statement on Form S-8 dated June 3, 2005+
10.12	Texas Capital Bancshares, Inc. 2006 Employee Stock Purchase Plan, which is incorporated by reference to our registration statement on Form S-8 dated February 3, 2006+
10.13	Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan, which is incorporated by reference to our registration statement on Form S-8 dated May 19, 2010+
10.14	Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 21, 2015+
10.15
Form of Restricted Stock Unit Award Agreement under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K dated February 21, 2014+

10.16
Form of Stock Appreciation Rights Agreement under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K dated February 21, 2014+

10.17
Form of Performance Award Agreement under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K dated February 21, 2014+

10.18
Form of Restricted Stock Unit Award Agreement for directors under the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q dated July 23, 2015+

10.19
Form of Restricted Stock Unit Award Agreement for executive officers under the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q dated July 23, 2015+

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

Date:	February 18, 2016	TEXAS CAPITAL BANCSHARES, INC.

		By:	/S/ C. KEITH CARGILL
C. Keith Cargill President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 18, 2016	/S/ LARRY L. HELM
Larry L. Helm Chairman of the Board and Director

Date:	February 18, 2016	/S/ PETER BARTHOLOW
Peter Bartholow Chief Financial Officer, and Director (principal financial officer)

Date:	February 18, 2016	/S/ JULIE ANDERSON
Julie Anderson Controller and Chief Accounting Officer (principal accounting officer)

Date:	February 18, 2016	/S/ JAMES H. BROWNING
James H. Browning Director

Date:	February 18, 2016	/S/ PRESTON M. GEREN III
Preston M. Geren III Director

Date:	February 18, 2016	/S/ FREDERICK B. HEGI, JR.
Frederick B. Hegi, Jr. Director

Date:	February 18, 2016	/S/ CHARLES S. HYLE
Charles S. Hyle Director

Date:	February 18, 2016	/S/ WALTER W. MCALLISTER III
Walter W. McAllister III Director

Date:	February 18, 2016	/S/ ELYSIA H. RAGUSA
Elysia H. Ragusa Director

Date:	February 18, 2016	/S/ STEVEN P. ROSENBERG
Steven P. Rosenberg Director

Date:	February 18, 2016	/S/ ROBERT W. STALLINGS
Robert W. Stallings Director

Date:	February 18, 2016	/S/ DALE W. TREMBLAY
Dale W. Tremblay Director

Date:	February 18, 2016	/S/ IAN J. TURPIN
Ian J. Turpin Director