Form 10-Q
period 2016-03-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2016-04-21
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On April 20, 2016, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share 45,904,763

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended March 31, 2016

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$89,277	$109,496
Interest-bearing deposits	2,614,418	1,626,374
Federal funds sold and securities purchased under resale agreements	30,000	55,000
Securities, available-for-sale	28,461	29,992
Loans held for sale, at fair value	94,702	86,075
Loans held for investment, mortgage finance	4,981,304	4,966,276
Loans held for investment (net of unearned income)	12,059,849	11,745,674
Less: Allowance for loan losses	162,510	141,111
Loans held for investment, net	16,878,643	16,570,839
Mortgage servicing rights, net	4,253	423
Premises and equipment, net	22,924	23,561
Accrued interest receivable and other assets	428,344	382,101
Goodwill and intangible assets, net	19,871	19,960
Total assets	$20,210,893	$18,903,821
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$7,455,107	$6,386,911
Interest-bearing	8,843,740	8,697,708
Total deposits	16,298,847	15,084,619
Accrued interest payable	2,880	5,097
Other liabilities	163,040	153,433
Federal funds purchased and repurchase agreements	100,859	143,051
Other borrowings	1,604,000	1,500,000
Subordinated notes	280,773	280,682
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	18,563,805	17,280,288
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares – 10,000,000
Issued shares – 6,000,000 shares issued at March 31, 2016 and December 31, 2015	150,000	150,000
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 45,902,906 and 45,874,224 at March 31, 2016 and December 31, 2015, respectively	459	459
Additional paid-in capital	715,435	714,546
Retained earnings	780,508	757,818
Treasury stock (shares at cost: 417 at March 31, 2016 and December 31, 2015)	(8)	(8)
Accumulated other comprehensive income, net of taxes	694	718
Total stockholders’ equity	1,647,088	1,623,533
Total liabilities and stockholders’ equity	$20,210,893	$18,903,821
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME – UNAUDITED
(In thousands except per share data)

	Three months ended March 31,
	2016	2015
Interest income
Interest and fees on loans	$155,885	$139,174
Securities	261	358
Federal funds sold and securities purchased under resale agreements	372	116
Deposits in other banks	3,285	1,260
Total interest income	159,803	140,908
Interest expense
Deposits	8,822	5,628
Federal funds purchased	126	68
Repurchase agreements	3	4
Other borrowings	1,162	390
Subordinated notes	4,191	4,191
Trust preferred subordinated debentures	716	618
Total interest expense	15,020	10,899
Net interest income	144,783	130,009
Provision for credit losses	30,000	11,000
Net interest income after provision for credit losses	114,783	119,009
Non-interest income
Service charges on deposit accounts	2,110	2,094
Trust fee income	813	1,200
Bank owned life insurance (BOLI) income	536	484
Brokered loan fees	4,645	4,232
Swap fees	307	1,986
Other	2,886	2,271
Total non-interest income	11,297	12,267
Non-interest expense
Salaries and employee benefits	51,372	45,828
Net occupancy expense	5,812	5,691
Marketing	3,908	4,218
Legal and professional	5,324	4,048
Communications and technology	6,217	5,078
FDIC insurance assessment	5,469	3,790
Allowance and other carrying costs for OREO	236	9
Other	8,482	7,855
Total non-interest expense	86,820	76,517
Income before income taxes	39,260	54,759
Income tax expense	14,132	19,709
Net income	25,128	35,050
Preferred stock dividends	2,438	2,438
Net income available to common stockholders	$22,690	$32,612
Other comprehensive income (loss)
Change in net unrealized gain on available-for-sale securities arising during period, before-tax	$(38)	$(76)
Income tax benefit related to net unrealized gain on available-for-sale securities	(14)	(27)
Other comprehensive loss, net of tax	(24)	(49)
Comprehensive income	$25,104	$35,001

Basic earnings per common share	$0.49	$0.71
Diluted earnings per common share	$0.49	$0.70
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands except share data)

	Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
Balance at December 31, 2014	6,000,000	$150,000	45,735,424	$457	$709,738	$622,714	(417)	$(8)	$1,289	$1,484,190
Comprehensive income:
Net income	—	—	—	—	—	35,050	—	—	—	35,050
Change in unrealized gain on available-for-sale securities, net of taxes of $27	—	—	—	—	—	—	—	—	(49)	(49)
Total comprehensive income										35,001
Tax benefit related to exercise of stock-based awards	—	—	—	—	263	—	—	—	—	263
Stock-based compensation expense recognized in earnings	—	—	—	—	991	—	—	—	—	991
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	—	(2,438)	—	—	—	(2,438)
Issuance of stock related to stock-based awards	—	—	37,238	—	(49)	—	—	—	—	(49)
Balance at March 31, 2015	6,000,000	$150,000	45,772,662	$457	$710,943	$655,326	(417)	$(8)	$1,240	$1,517,958

Balance at December 31, 2015	6,000,000	$150,000	45,874,224	$459	$714,546	$757,818	(417)	$(8)	$718	$1,623,533
Comprehensive income:
Net income	—	—	—	—	—	25,128	—	—	—	25,128
Change in unrealized gain on available-for-sale securities, net of taxes of $14	—	—	—	—	—	—	—	—	(24)	(24)
Total comprehensive income										25,104
Tax benefit related to exercise of stock-based awards	—	—	—	—	40	—	—	—	—	40
Stock-based compensation expense recognized in earnings	—	—	—	—	1,132	—	—	—	—	1,132
Preferred stock dividend	—	—	—	—	—	(2,438)	—	—	—	(2,438)
Issuance of stock related to stock-based awards	—	—	28,682	—	(283)	—	—	—	—	(283)
Balance at March 31, 2016	6,000,000	$150,000	45,902,906	$459	$715,435	$780,508	(417)	$(8)	$694	$1,647,088
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	Three months ended March 31,
	2016	2015
Operating activities
Net income	$25,128	$35,050
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	30,000	11,000
Depreciation and amortization	5,124	4,060
Bank owned life insurance (BOLI) income	(536)	(484)
Stock-based compensation expense	459	2,357
Excess tax benefits from stock-based compensation arrangements	(109)	(305)
Purchases of loans held for sale	(365,645)	—
Proceeds from sales and repayments of loans held for sale	357,018	—
Capitalization of mortgage servicing rights	(3,903)	—
Loss on sale of assets	33	—
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(31,778)	(25,890)
Accrued interest payable and other liabilities	6,911	9,926
Net cash provided by operating activities	22,702	35,714
Investing activities
Purchases of available-for-sale securities	(391)	—
Maturities and calls of available-for-sale securities	265	1,950
Principal payments received on available-for-sale securities	1,619	2,044
Originations of mortgage finance loans	(19,706,715)	(21,276,920)
Proceeds from pay-offs of mortgage finance loans	19,691,687	19,970,295
Net increase in loans held for investment, excluding mortgage finance loans	(338,969)	(609,967)
Purchase (disposal) of premises and equipment, net	(859)	251
Proceeds from sale of foreclosed assets	62	1,065
Net cash used in investing activities	(353,301)	(1,911,282)
Financing activities
Net increase in deposits	1,214,228	1,449,006
Costs from issuance of stock related to stock-based awards and warrants	(283)	(49)
Net proceeds from issuance of common stock	—	—
Preferred dividends paid	(2,438)	(2,438)
Net increase (decrease) in other borrowings	104,000	(100,005)
Excess tax benefits from stock-based compensation arrangements	109	305
Net increase (decrease) in Federal funds purchased and repurchase agreements	(42,192)	32,782
Net proceeds from issuance of subordinated notes	—	—
Net cash provided by financing activities	1,273,424	1,379,601
Net increase (decrease) in cash and cash equivalents	942,825	(495,967)
Cash and cash equivalents at beginning of period	1,790,870	1,330,514
Cash and cash equivalents at end of period	$2,733,695	$834,547
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$17,237	$13,101
Cash paid during the period for income taxes	333	891
Transfers from loans/leases to OREO and other repossessed assets	17,398	1,092
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
The consolidated interim financial statements have been prepared without audit. Certain information and footnote disclosures presented in accordance with GAAP have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make the interim financial information not misleading. The consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the SEC on February 18, 2016 (the “2015 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
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

(2) EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended March 31,
	2016	2015
Numerator:
Net income	$25,128	$35,050
Preferred stock dividends	2,438	2,438
Net income available to common stockholders	$22,690	32,612
Denominator:
Denominator for basic earnings per share— weighted average shares	45,888,735	45,758,655
Effect of employee stock-based awards(1)	117,372	210,736
Effect of warrants to purchase common stock	348,271	398,479
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	46,354,378	46,367,870
Basic earnings per common share	$0.49	$0.71
Diluted earnings per common share	$0.49	$0.70

(1)
Stock options, SARs and RSUs outstanding of 308,972 at March 31, 2016 and 168,300 at March 31, 2015 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

(3) SECURITIES
At March 31, 2016, our net unrealized gain on the available-for-sale securities portfolio was $1.1 million compared to $1.1 million at December 31, 2015. As a percent of outstanding balances, the unrealized gain was 3.90% and 3.83% at March 31, 2016, and December 31, 2015, respectively. The increase in the unrealized gain percentage at March 31, 2016 is related to the reduction in the portfolio balance due to paydowns and maturities.

The following is a summary of available-for-sale securities (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Residential mortgage-backed securities	$18,916	$1,246	$—	$20,162
Municipals	564	2	—	566
Equity securities(1)	7,913	25	(205)	7,733
	$27,393	$1,273	$(205)	$28,461

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Residential mortgage-backed securities	$20,536	$1,365	$—	$21,901
Municipals	828	3	—	831
Equity securities(1)	7,522	11	(273)	7,260
	$28,886	$1,379	$(273)	$29,992

(1)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.
The amortized cost and estimated fair value of available-for-sale securities are presented below by contractual maturity (in thousands, except percentage data):

	March 31, 2016
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$203	$3,855	$3,986	$10,872	$18,916
Estimated fair value	205	4,003	4,462	11,492	20,162
Weighted average yield(3)	5.57%	4.72%	5.54%	2.54%	3.36%
Municipals:(2)
Amortized cost	275	289	—	—	564
Estimated fair value	275	291	—	—	566
Weighted average yield(3)	5.61%	5.76%	—	—	5.69%
Equity securities:(4)
Amortized cost	7,913	—	—	—	7,913
Estimated fair value	7,733	—	—	—	7,733
Total available-for-sale securities:
Amortized cost					$27,393
Estimated fair value					$28,461

	December 31, 2015
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$214	$4,655	$4,265	$11,402	$20,536
Estimated fair value	217	4,837	4,747	12,100	21,901
Weighted average yield(3)	5.62%	4.71%	5.54%	2.53%	3.68%
Municipals:(2)
Amortized cost	265	563	—	—	828
Estimated fair value	265	566	—	—	831
Weighted average yield(3)	5.46%	5.69%	—%	—%	5.62%
Equity securities:(4)
Amortized cost	7,522	—	—	—	7,522
Estimated fair value	7,260	—	—	—	7,260
Total available-for-sale securities:
Amortized cost					$28,886
Estimated fair value					$29,992

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

(4)	These equity securities do not have a stated maturity.
Securities with carrying values of approximately $18.8 million were pledged to secure certain borrowings and deposits at March 31, 2016. Of the pledged securities at March 31, 2016, approximately $5.8 million were pledged for certain deposits, and approximately $13.0 million were pledged for repurchase agreements.
The following table discloses, as of March 31, 2016 and December 31, 2015, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

March 31, 2016	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$—	$—	$6,295	$(205)	$6,295	$(205)

December 31, 2015	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$—	$—	$6,227	$(273)	$6,227	$(273)
At March 31, 2016, we owned one security with an unrealized loss position. This security is a publicly traded equity fund and is subject to market pricing volatility. We do not believe this unrealized loss is “other-than-temporary”. We have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation have the ability and intent to hold the investment until recovery of fair value.

(4) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR LOAN LOSSES
At March 31, 2016 and December 31, 2015, loans held for investment were as follows (in thousands):

	March 31, 2016	December 31, 2015
Commercial	$6,889,799	$6,672,631
Mortgage finance	4,981,304	4,966,276
Construction	1,958,370	1,851,717
Real estate	3,136,981	3,139,197
Consumer	26,439	25,323
Leases	104,460	113,996
Gross loans held for investment	17,097,353	16,769,140
Deferred income (net of direct origination costs)	(56,200)	(57,190)
Allowance for loan losses	(162,510)	(141,111)
Total loans held for investment	$16,878,643	$16,570,839
Commercial Loans and Leases. Our commercial loan portfolio is comprised of lines of credit for working capital and term loans and leases to finance equipment and other business assets. Our energy production loans are generally collateralized with proven reserves based on appropriate valuation standards and take into account the risk of oil and gas price volatility. Our commercial loans and leases are underwritten after carefully evaluating and understanding the borrower’s ability to operate profitably. Our underwriting standards are designed to promote relationship banking rather than to make loans on a transaction basis. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually, or more frequently, as needed, and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses.
Mortgage Finance Loans. Our mortgage finance loans consist of ownership interests purchased in single-family residential mortgages funded through our mortgage finance group. These loans are typically held on our balance sheet for 10 to 20 days. We have agreements with mortgage lenders and purchase interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans. March 31, 2016 and December 31, 2015 balances are stated net of $515.4 million and $454.8 million participations sold, respectively.
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

At March 31, 2016 and December 31, 2015, we had a blanket floating lien on certain real estate-secured loans, mortgage finance loans and certain securities used as collateral for Federal Home Loan Bank (“FHLB”) borrowings.
Summary of Loan Loss Experience
The allowance for loan losses is comprised of specific reserves for impaired loans and an estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We consider the allowance at March 31, 2016 to be appropriate, given management's assessment of potential losses inherent in the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in our market areas and other factors.
The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and non-accrual status as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$6,527,449	$4,981,304	$1,938,758	$3,086,536	$26,135	$99,275	$16,659,457
Special mention	82,333	—	8,047	36,281	1	251	126,913
Substandard-accruing	113,920	—	11,565	7,448	303	4,591	137,827
Non-accrual	166,097	—	—	6,716	—	343	173,156
Total loans held for investment	$6,889,799	$4,981,304	$1,958,370	$3,136,981	$26,439	$104,460	$17,097,353

December 31, 2015
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$6,375,332	$4,966,276	$1,821,678	$3,085,463	$25,093	$103,560	$16,377,402
Special mention	111,911	—	13,090	30,585	3	334	155,923
Substandard-accruing	46,731	—	281	3,837	227	4,951	56,027
Non-accrual	138,657	—	16,668	19,312	—	5,151	179,788
Total loans held for investment	$6,672,631	$4,966,276	$1,851,717	$3,139,197	$25,323	$113,996	$16,769,140

The following table details activity in the reserve for loan losses by portfolio segment for the three months ended March 31, 2016 and March 31, 2015. Allocation of a portion of the reserve to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2016
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Additional Qualitative Reserve	Total
Beginning balance	$112,446	$—	$6,836	$13,381	$338	$3,931	$4,179	$141,111
Provision for loan losses	26,581	—	1,050	1,134	(15)	(2,435)	2,480	28,795
Charge-offs	8,496	—	—	—	—	—	—	8,496
Recoveries	1,040	—	—	8	7	45	—	1,100
Net charge-offs (recoveries)	7,456	—	—	(8)	(7)	(45)	—	7,396
Ending balance	$131,571	$—	$7,886	$14,523	$330	$1,541	$6,659	$162,510
Period end amount allocated to:
Loans individually evaluated for impairment	$31,415	$—	$—	$1,183	$—	$51	$—	$32,649
Loans collectively evaluated for impairment	100,156	—	7,886	13,340	330	1,490	6,659	129,861
Ending balance	$131,571	$—	$7,886	$14,523	$330	$1,541	$6,659	$162,510

March 31, 2015
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Additional Qualitative Reserve	Total
Beginning balance	$70,654	$—	$7,935	$15,582	$240	$1,141	$5,402	$100,954
Provision for loan losses	23,375	—	(3,472)	(5,601)	149	(138)	(4,068)	10,245
Charge-offs	3,102	—	—	346	62	—	—	3,510
Recoveries	286	—	83	8	4	8	—	389
Net charge-offs (recoveries)	2,816	—	(83)	338	58	(8)	—	3,121
Ending balance	$91,213	$—	$4,546	$9,643	$331	$1,011	$1,334	$108,078
Period end amount allocated to:
Loans individually evaluated for impairment	$10,958	$—	$—	$248	$—	$26	$—	$11,232
Loans collectively evaluated for impairment	80,255	—	4,546	9,395	331	985	1,334	96,846
Ending balance	$91,213	$—	$4,546	$9,643	$331	$1,011	$1,334	$108,078
We have traditionally maintained an additional qualitative reserve component to compensate for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We believe the level of additional qualitative reserves at March 31, 2016 is warranted due to the continued uncertain economic environment which has produced losses, including those resulting from borrowers' misstatement of financial information or inaccurate certification of collateral values. Such losses are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses; however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy and continued volatility in the energy sector.

Our recorded investment in loans as of March 31, 2016, December 31, 2015 and March 31, 2015 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows (in thousands):

March 31, 2016
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$167,832	$—	$—	$8,397	$—	$343	$176,572
Loans collectively evaluated for impairment	6,721,967	4,981,304	1,958,370	3,128,584	26,439	104,117	16,920,781
Total	$6,889,799	$4,981,304	$1,958,370	$3,136,981	$26,439	$104,460	$17,097,353

December 31, 2015
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$140,479	$—	$16,668	$21,042	$—	$5,151	$183,340
Loans collectively evaluated for impairment	6,532,152	4,966,276	1,835,049	3,118,155	25,323	108,845	16,585,800
Total	$6,672,631	$4,966,276	$1,851,717	$3,139,197	$25,323	$113,996	$16,769,140

March 31, 2015
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$61,233	$—	$—	$11,910	$—	$172	$73,315
Loans collectively evaluated for impairment	6,127,725	5,408,750	1,559,545	2,945,876	17,868	92,879	16,152,643
Total	$6,188,958	$5,408,750	$1,559,545	$2,957,786	$17,868	$93,051	$16,225,958

Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of March 31, 2016, $824,000 of our non-accrual loans were earning on a cash basis compared to $884,000 at December 31, 2015. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. In accordance with ASC 310 Receivables ("ASC 310"), we have also included all restructured loans in our impaired loan totals. The following tables detail our impaired loans, by portfolio class, as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$6,494	$8,927	$—	$9,563	$—
Energy	41,230	41,230	—	39,055	—
Construction
Market risk	—	—	—	11,112	—
Real estate
Market risk	—	—	—	—	—
Commercial	2,825	2,825	—	11,177	8
Secured by 1-4 family	—	—	—	—	—
Consumer	—	—	—	—	—
Leases	—	—	—	1,611	—
Total impaired loans with no allowance recorded	$50,549	$52,982	$—	$72,518	$8
With an allowance recorded:
Commercial
Business loans	$20,047	$26,803	$3,774	$20,671	$—
Energy	100,061	105,927	27,641	80,308	7
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	5,225	5,225	1,061	5,298	—
Commercial	—	—	—	—	—
Secured by 1-4 family	347	347	122	352	—
Consumer	—	—	—	—	—
Leases	343	343	51	1,937	—
Total impaired loans with an allowance recorded	$126,023	$138,645	$32,649	$108,566	$7
Combined:
Commercial
Business loans	$26,541	$35,730	$3,774	$30,234	$—
Energy	141,291	147,157	27,641	119,363	7
Construction
Market risk	—	—	—	11,112	—
Real estate
Market risk	5,225	5,225	1,061	5,298	—
Commercial	2,825	2,825	—	11,177	8
Secured by 1-4 family	347	347	122	352	—
Consumer	—	—	—	—	—
Leases	343	343	51	3,548	—
Total impaired loans	$176,572	$191,627	$32,649	$181,084	$15

December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$11,097	$13,529	$—	$17,311	$—
Energy	37,968	37,968	—	21,791	36
Construction
Market risk	16,668	16,668	—	9,764	—
Real estate
Market risk	—	—	—	3,352	—
Commercial	15,353	15,353	—	4,364	24
Secured by 1-4 family	—	—	—	—	—
Consumer	—	—	—	—	—
Leases	2,417	2,417	—	3,233	—
Total impaired loans with no allowance recorded	$83,503	$85,935	$—	$59,815	$60
With an allowance recorded:
Commercial
Business loans	$20,983	$25,300	$5,737	$31,131	$—
Energy	70,431	70,431	14,103	6,641	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	5,335	5,335	1,066	2,558	—
Commercial	—	—	—	306	—
Secured by 1-4 family	354	354	125	1,580	—
Consumer	—	—	—	10	—
Leases	2,734	2,734	2,436	302	—
Total impaired loans with an allowance recorded	$99,837	$104,154	$23,467	$42,528	$—
Combined:
Commercial
Business loans	$32,080	$38,829	$5,737	$48,442	$—
Energy	108,399	108,399	14,103	28,432	36
Construction
Market risk	16,668	16,668	—	9,764	—
Real estate
Market risk	5,335	5,335	1,066	5,910	—
Commercial	15,353	15,353	—	4,670	24
Secured by 1-4 family	354	354	125	1,580	—
Consumer	—	—	—	10	—
Leases	5,151	5,151	2,436	3,535	—
Total impaired loans	$183,340	$190,089	$23,467	$102,343	$60

Average impaired loans outstanding during the three months ended March 31, 2016 and 2015 totaled $181.1 million and $57.3 million, respectively.
The table below provides an age analysis of our loans held for investment as of March 31, 2016 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing(1)	Total Past Due	Non-accrual	Current	Total
Commercial
Business loans	$14,453	$11,991	$9,727	$36,171	$24,806	$5,798,622	$5,859,599
Energy	—	2,927	—	2,927	141,291	885,982	1,030,200
Mortgage finance loans	—	—	—	—	—	4,981,304	4,981,304
Construction
Market risk	—	—	—	—	—	1,950,367	1,950,367
Secured by 1-4 family	410	—	—	410	—	7,593	8,003
Real estate
Market risk	4,589	—	—	4,589	3,544	2,380,148	2,388,281
Commercial	4,137	—	—	4,137	2,825	615,858	622,820
Secured by 1-4 family	1,626	1,992	373	3,991	347	121,542	125,880
Consumer	150	37	—	187	—	26,252	26,439
Leases	30	—	—	30	343	104,087	104,460
Total loans held for investment	$25,395	$16,947	$10,100	$52,442	$173,156	$16,871,755	$17,097,353

(1)
Loans past due 90 days and still accruing includes premium finance loans of $6.1 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of the contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, a reduction of the face amount of debt or forgiveness of either principal or accrued interest. At March 31, 2016 and December 31, 2015, had $249,000 in loans considered restructured that were not on non-accrual. These loans did not have unfunded commitments at March 31, 2016 or December 31, 2015. Of the non-accrual loans at March 31, 2016 and December 31, 2015, $37.9 million and $24.9 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with the modified terms in calendar years after the year of the restructure.

The following tables summarize, for the three months ended March 31, 2016 and 2015, loans that were restructured during 2016 and 2015 (in thousands):

March 31, 2016
	Number of Restructured Loans	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Energy loans	2	$14,235	$14,235
Commercial business loans	—	$—	$—
Total new restructured loans in 2016	2	$14,235	$14,235

March 31, 2015
	Number of Restructured Loans	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Commercial business loans	2	$1,369	$1,369
Total new restructured loans in 2015	2	$1,369	$1,369
The restructured loans generally include terms to temporarily place loans on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above loans. The restructuring of the loans did not have a significant impact on our allowance for loan losses at March 31, 2016 or 2015.
The following table provides information on how restructured loans were modified during the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015
Extended maturity	$—	$—
Adjusted payment schedule	12,916
Combination of maturity extension and payment schedule adjustment	1,319	1,369
Total	$14,235	$1,369
As of March 31, 2016 and 2015, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
(5) OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO
The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended March 31,
	2016	2015
Beginning balance	$278	$568
Additions	17,398	1,092
Sales	(91)	(1,055)
Valuation allowance for OREO	—	—
Direct write-downs	—	—
Ending balance	$17,585	$605
The addition to OREO relates to the foreclosure of a single commercial property during the three months ended March 31, 2016.

(6) CERTAIN TRANSFERS OF FINANCIAL ASSETS

Through our Mortgage Correspondent Aggregation ("MCA") business, we commit to purchase residential mortgage loans from correspondent lenders and deliver those loans into the secondary market via whole loan sales to independent third parties or in securitization transactions to government sponsored entities ("GSEs") such as Fannie Mae, Freddie Mac or Ginnie Mae. We have elected to carry these loans at fair value based on sales commitments and market quotes. Changes in the fair value of the loans held for sale are included in other non-interest income.
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
The table below presents the unpaid principal balance of loans held for sale and related fair values at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Unpaid Principal Balance	90,006	82,853
Fair Value	94,702	86,075
Fair Value Over/(Under) Unpaid Principal Balance	4,696	3,222

No loans held for sale were 90 days or more past due or considered impaired as of March 31, 2016 and December 31, 2015, and no credit losses were recognized on loans held for sale for the three months ended March 31, 2016.
The differences between the fair value and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to purchase, gains and losses on the related loan purchase commitment prior to purchase and premiums or discounts on acquired loans.
We generally retain the right to service the loans sold, creating mortgage servicing rights ("MSRs") which are recorded as assets on our balance sheet. A summary of MSR activities for the three months ended March 31, 2016 is as follows (in thousands):

Servicing asset:
Balance, beginning of year	$423
Capitalized servicing rights	3,903
Amortization	(40)
Balance, end of period	4,286
Valuation allowance:
Balance, beginning of year	$—
Increase in valuation allowance	$33
Balance, end of period	$33
Fair value	$4,253
At March 31, 2016 and December 31, 2015, our servicing portfolio of residential mortgage loans sold included 1,470 and 168 loans, respectively, with an outstanding principal balance of $380.2 million and $39.0 million, respectively. In connection with the servicing of these loans, we maintain escrow funds for taxes and insurance in the name of investors, as well as collections in transit to investors. These escrow funds are segregated and held in separate non-interest-bearing bank accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $2.9 million at March 31, 2016 and $240,000 at December 31, 2015.
For loans securitized and sold for the three months ended March 31, 2016 with servicing rights retained, management used the following assumptions to determine the fair value of MSRs at the date of the securitization or sale:

Average discount rates	9.85%
Expected prepayment speeds	10.67%
Weighted-average life, in years	6.5

In conjunction with the sale and securitization of loans held for sale, we may be exposed to liability resulting from recourse agreements and repurchase agreements. If it is determined subsequent to our sale of a loan that the loan sold is in breach of the representations or warranties made in the applicable sale agreement, we may have an obligation to either (a) repurchase the loan for the unpaid principal balance, accrued interest and related advances, (b) indemnify the purchaser against any loss it suffers or (c) make the purchaser whole for the economic benefits of the loan. During the three months ended March 31, 2016, we originated or purchased and sold approximately $342.6 million of mortgage loans to GSEs.
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
Because the MCA business commenced in late 2015, we have no historical data to support the establishment of a reserve. The baseline for the repurchase reserve uses historical loss factors obtained from industry data that are applied to loan pools originated and sold from September 2015 through March 31, 2016. The historical industry data loss factors and experienced losses will be accumulated for each sale vintage (year loan was sold) and applied to more recent sale vintages to estimate inherent losses not yet realized. Our estimated exposure related to these loans was $178,000 at March 31, 2016 and is recorded in other liabilities in the consolidated balance sheets. We had no losses due to repurchase, indemnification or make-whole obligations during the three months ended March 31, 2016.
(7) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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
The table below summarizes our off-balance sheet financial instruments whose contract amounts represented credit risk (in thousands):

	March 31, 2016	December 31, 2015
Commitments to extend credit	$5,555,634	$5,542,363
Standby letters of credit	191,141	182,219
(8) REGULATORY MATTERS
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
Quantitative measures established by these regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of March 31, 2016, that the Company and the Bank met all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of March 31, 2016, and December 31, 2015. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material adverse effect on our financial condition and results of operations.
Because our bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.
The table below summarizes our capital ratios:

	March 31, 2016	December 31, 2015
Company
Risk-based capital:
CET1	7.47%	7.47%
Tier 1 capital	8.78%	8.81%
Total capital	11.07%	11.05%
Leverage	9.10%	8.92%
Our mortgage finance loan volumes can increase significantly at month-end, causing a meaningful difference between ending balance and average balance for any period. At March 31, 2016, our total mortgage finance loans were $5.0 billion compared to the average for the quarter ended March 31, 2016 of $3.7 billion. As CET1, Tier 1 and total capital ratios are calculated using quarter-end risk-weighted assets and our mortgage finance loans are 100% risk-weighted, the quarter-end fluctuation in these balances can significantly impact our reported ratios. We manage capital allocated to mortgage finance loans based on changing trends in average balances, as well as the inherent risk associated with the assets which implies a risk weight that is significantly different than the regulatory risk weight, and do not believe that the quarter-end balance is representative of risk characteristics that would justify higher allocations. However, we continue to monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels.
Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules further limit the amount of dividends that may be paid by our bank. No dividends were declared or paid on common stock during the three months ended March 31, 2016 or 2015.
(9) STOCK-BASED COMPENSATION
We have stock-based compensation plans under which equity-based compensation grants are made by the board of directors, or its designated committee. Grants are subject to vesting requirements. Under the plans, we may grant, among other things, nonqualified stock options, incentive stock options, restricted stock units ("RSUs"), stock appreciation rights ("SARs"), cash-based performance units or any combination thereof. Plans include grants for employees and directors. Total shares authorized under the plans are 2,550,000.

The fair value of our option and stock appreciation right ("SAR") grants are estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide the best single measure of the fair value of employee stock options.
Stock-based compensation consists of SARs, RSUs and cash-based performance units granted from 2010 through March 31, 2016.

	Three months ended March 31,
(in thousands)	2016	2015
Stock- based compensation expense recognized:
SARs	$82	$104
RSUs	1,050	887
Cash-based performance units	(673)	1,366
Total compensation expense recognized	$459	$2,357

	March 31, 2016
(in thousands)	Options	SARs and RSUs
Unrecognized compensation expense related to unvested awards	$—	$12,331
Weighted average period over which expense is expected to be recognized, in years	N/A	3.1

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

Assets and liabilities measured at fair value at March 31, 2016 and December 31, 2015 are as follows (in thousands):

	Fair Value Measurements Using
March 31, 2016	Level 1	Level 2	Level 3
Available for sale securities:(1)
Residential mortgage-backed securities	$—	$20,162	$—
Municipals	—	566	—
Equity securities(2)	—	7,733	—
Loans held for sale (3)	—	94,702	—
Loans held for investment(4) (6)	—	—	96,494
OREO(5) (6)	—	—	17,585
Derivative assets(7)	—	54,926	—
Derivative liabilities(7)	—	55,404	—

December 31, 2015
Available for sale securities:(1)
Residential mortgage-backed securities	$—	$21,901	$—
Municipals	—	831	—
Equity securities(2)	—	7,260	—
Loans held for sale(3)	—	86,075	—
Loans(4) (6)	—	—	41,420
OREO(5) (6)	—	—	278
Derivative assets(7)	—	35,292	—
Derivative liabilities(7)	—	35,420	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.

(3)	Loans held for sale are measured at fair value on a recurring basis, generally monthly.

(4)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(5)	OREO is transferred from loans to OREO at fair value less selling costs.

(6)	Fair value of loans held for investment and OREO is measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.

(7)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.
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
Loans held for investment
During three months ended March 31, 2016 and the year ended December 31, 2015, certain impaired loans held for investment were re-evaluated and reported at fair value through a specific allocation of the allowance for loan losses based upon the fair value of the underlying collateral. The $96.5 million reported fair value above includes impaired loans held for investment at March 31, 2016 with a carrying value of $127.8 million that were reduced by specific allowance allocations totaling $31.3 million based on collateral valuations utilizing Level 3 valuation inputs. The $41.4 million reported fair value above includes impaired loans held for investment at December 31, 2015 with a carrying value of $49.7 million that were reduced by specific valuation allowance allocations totaling $8.3 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals.
OREO
Certain foreclosed assets, upon initial recognition, are recorded at fair value less estimated selling costs. At March 31, 2016 and December 31, 2015, OREO had a carrying value of $17.6 million and $278,000, respectively, with no specific valuation allowance. The fair value of OREO was computed based on third party appraisals, which are Level 3 valuation inputs.

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
A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$2,733,695	$2,733,695	$1,790,870	$1,790,870
Securities, available-for-sale	28,461	28,461	29,992	29,992
Loans held for sale	94,702	94,702	86,075	86,075
Loans held for investment, net	16,878,643	16,894,928	16,570,839	16,576,297
Derivative assets	54,926	54,926	35,292	35,292
Deposits	16,298,847	16,299,367	15,084,619	15,085,080
Federal funds purchased	82,713	82,713	74,164	74,164
Customer repurchase agreements	18,146	18,146	68,887	68,887
Other borrowings	1,604,000	1,604,000	1,500,000	1,500,000
Subordinated notes	280,773	290,561	280,682	285,773
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liabilities	55,404	55,404	35,420	35,420
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
Federal funds purchased, customer repurchase agreements, other borrowings, subordinated notes and trust preferred subordinated debentures
The carrying value reported in the consolidated balance sheets for Federal funds purchased, customer repurchase agreements and other short-term, floating rate borrowings approximates their fair value, and these financial instruments are characterized as Level 2 assets in the fair value hierarchy. The fair value of any fixed rate short-term borrowings and trust preferred subordinated debentures are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar borrowings, and these financial instruments are characterized as Level 3 liabilities in the fair value hierarchy. The subordinated notes are publicly, though infrequently, traded and are valued based on market prices, and are characterized as Level 2 liabilities in the fair value hierarchy.
(11) DERIVATIVE FINANCIAL INSTRUMENTS
The fair value of derivative positions outstanding is included in accrued interest receivable and other assets and other liabilities in the accompanying consolidated balance sheets on a net basis when a right of offset exists, based on transactions with a single counterparty that are subject to a legally enforceable master netting agreement.
During three months ended March 31, 2016 and 2015, we entered into certain interest rate derivative positions that were not designated as hedging instruments. These derivative positions relate to transactions in which we enter into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations.
During three months ended March 31, 2016, we entered into loan purchase commitment contracts with mortgage originators to purchase residential mortgage loans at a future date, as well as forward sales commitment contracts to sell residential mortgage loans at a future date.

The notional amounts and estimated fair values of interest rate derivative positions outstanding at March 31, 2016 and December 31, 2015 are presented in the following tables (in thousands):

	March 31, 2016			December 31, 2015
	Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging interest rate derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$980,118	$—	$53,948	$976,389	$—	$33,851
Commercial loan/lease interest rate caps	193,547	589	—	194,304	1,441	—
Customer counterparties:
Commercial loan/lease interest rate swaps	980,118	53,948	—	976,389	33,851	—
Commercial loan/lease interest rate caps	193,547	—	589	194,304	—	1,441
Economic hedging interest rate derivatives:
Loan purchase commitments	75,075	389	—	62,835	—	109
Forward sale commitments	159,111	—	867	143,200	—	19
Gross derivatives		54,926	55,404		35,292	35,420
Offsetting derivative assets/liabilities		—	—		—	—
Net derivatives included in the consolidated balance sheets		$54,926	$55,404		$35,292	$35,420
The weighted-average receive and pay interest rates for interest rate swaps outstanding at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016 Weighted-Average Interest Rate		December 31, 2015 Weighted-Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	2.96%	4.72%	2.96%	4.72%
The weighted-average strike rate for outstanding interest rate caps was 2.34% at March 31, 2016 and 2.34% at December 31, 2015.
Our credit exposure on interest rate swaps and caps is limited to the net favorable value and interest payments of all swaps and caps by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the swaps and caps exceeds a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, relating to interest rate swaps and caps was approximately $54.9 million at March 31, 2016 and approximately $35.3 million at December 31, 2015, all of which relates to bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values. At March 31, 2016 and December 31, 2015, we had $55.7 million and $37.1 million, respectively, in cash collateral pledged for these derivatives included in interest-bearing deposits.
(12) NEW ACCOUNTING PRONOUNCEMENTS
ASU 2016-02 "Leases (Topic 842)" ("ASU 2016-02") requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. We have not yet selected a transition method nor have we determined the effect of the standard on our financial statements and disclosures.

ASU 2015-03 "Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03") requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. We adopted ASU 2015-03 effective January 1, 2016 and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $5.2 million and $5.3 million of unamortized debt issuance costs related to our Subordinated notes from other assets to subordinated notes within the consolidated balance sheets as of March 31, 2016 and December 31, 2015. Other than this reclassification, the adoption of ASU 2015-03 did not have a material impact on our consolidated financial statements.
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

QUARTERLY FINANCIAL SUMMARIES – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended March 31, 2016			For the three months ended March 31, 2015
	Average Balance	Revenue/ Expense(1)	Yield/ Rate	Average Balance	Revenue/ Expense(1)	Yield/ Rate
Assets
Securities – taxable	$28,343	$254	3.60%	$37,145	$332	3.62%
Securities – non-taxable(2)	759	11	5.70%	2,785	40	5.82%
Federal funds sold	304,425	372	0.49%	191,297	116	0.25%
Deposits in other banks	2,649,164	3,285	0.50%	2,019,567	1,260	0.25%
Loans held for sale	126,084	1,094	3.49%	—	—	—
Loans held for investment, mortgage finance loans	3,724,513	29,037	3.14%	3,746,938	27,631	2.99%
Loans held for investment	11,910,788	125,754	4.25%	10,502,172	111,543	4.31%
Less reserve for loan losses	141,125	—	—	101,042	—	—
Loans held for investment, net of reserve	15,494,176	154,791	4.02%	14,148,068	139,174	3.99%
Total earning assets	18,602,951	159,807	3.46%	16,398,862	140,922	3.49%
Cash and other assets	506,025			453,381
Total assets	$19,108,976			$16,852,243
Liabilities and Stockholders’ Equity
Transaction deposits	$2,004,817	$1,381	0.28%	$1,401,626	$444	0.13%
Savings deposits	6,335,425	6,714	0.43%	5,891,344	4,420	0.30%
Time deposits	509,762	727	0.57%	447,681	506	0.46%
Deposits in foreign branches	—	—	—%	304,225	258	0.34%
Total interest bearing deposits	8,850,004	8,822	0.40%	8,044,876	5,628	0.28%
Other borrowings	1,346,998	1,292	0.39%	1,172,675	462	0.16%
Subordinated notes	280,713	4,191	6.00%	280,351	4,191	6.06%
Trust preferred subordinated debentures	113,406	716	2.54%	113,406	618	2.21%
Total interest bearing liabilities	10,591,121	15,021	0.57%	9,611,308	10,899	0.46%
Demand deposits	6,730,586			5,592,124
Other liabilities	148,418			152,639
Stockholders’ equity	1,638,851			1,496,172
Total liabilities and stockholders’ equity	$19,108,976			$16,852,243
Net interest income(2)		$144,786			$130,023
Net interest margin			3.13%			3.22%
Net interest spread			2.89%			3.03%
Loan spread			3.73%			3.82%

(1)	The loan averages include non-accrual loans and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Forward-looking statements may include, among other things, statements about the credit quality of our loan portfolio, economic conditions, including the continued impact on our customers from declines and volatility in oil and gas prices, expectations regarding rates of default or loan losses, volatility in the mortgage industry, our business strategies and our expectations about future financial performance, future growth and earnings, the appropriateness of our allowance for loan losses and provision for credit losses, the impact of increased regulatory requirements on our business, increased competition, interest rate risk, new lines of business, new product or service offerings and new technologies.
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
In the third quarter of 2015, we launched a correspondent lending program, MCA, to complement our warehouse lending program. Through our MCA program we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loan sales to independent third parties or in securitization transactions to GSEs such as Fannie Mae, Freddie Mac and Ginnie Mae. We retain the MSRs in some cases with the expectation that they will be sold from time to time. Once purchased, these loans are classified as held for sale and are carried at fair value pursuant to our election of the fair value option. At the commitment date, we enter into a corresponding forward sale commitment with a third party, typically a GSE, to deliver the loans to the GSE within a specified timeframe. The estimated gain/loss for the entire transaction (from initial purchase commitment to final delivery of loans) is recorded as an asset or liability. Fair value is derived from observable current market prices, when available, and includes the fair value of the MSRs. At March 31, 2016 and December 31, 2015, we had $94.7 million and $86.1 million in loans held for sale related to MCA.
The following discussion and analysis presents the significant factors affecting our financial condition as of March 31, 2016 and December 31, 2015 and results of operations for three months in the periods ended March 31, 2016 and 2015. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing in Part I, Item 1 of this report.

Results of Operations
Summary of Performance
We reported net income of $25.1 million and net income available to common stockholders of $22.7 million, or $0.49 per diluted common share, for the first quarter of 2016 compared to net income of $35.1 million and net income available to common stockholders of $32.6 million, or $0.70 per diluted common share, for the first quarter of 2015. The ROE decrease resulted from the increased provision for credit losses. Return on average common equity (“ROE”) was 6.13% and return on average assets ("ROA") was 0.53% for the first quarter of 2016, compared to 9.82% and 0.84%, respectively, for the first quarter of 2015. The ROA decrease resulted from the increased provision for credit losses as well as a combination of reduced yields on loans held for investment, excluding mortgage finance loans, and a $742.7 million increase in average liquidity assets during the three months ended March 31, 2016 compared to the same period of 2015.
Net income decreased $9.9 million, or 28%, for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease was primarily the result of a $19.0 million increase in the provision for credit losses, a $10.3 million increase in non-interest expense and a $970,000 decrease in non-interest income, offset by a $14.8 million increase in net interest income and a $5.6 million decrease in income tax expense.
Details of the changes in the various components of net income are discussed below.

Net Interest Income
Net interest income was $144.8 million for the first quarter of 2016, compared to $130.0 million for the first quarter of 2015. The increase was due to an increase in average earning assets of $2.2 billion as compared to the first quarter of 2015. The increase in average earning assets included a $1.3 billion increase in average net loans and a $742.7 million increase in average liquidity assets, offset by a $10.8 million decrease in average securities. For the quarter ended March 31, 2016, average net loans, liquidity assets and securities represented approximately 83%, 16% and less than 1%, respectively, of average earning assets compared to 86%, 13% and less than 1% for the same quarter of 2015.
Average interest-bearing liabilities for the quarter ended March 31, 2016 increased $1.0 billion from the first quarter of 2015, which included a $805.1 million increase in interest-bearing deposits and a $174.3 million increase in other borrowings. Average demand deposits increased from $5.6 billion at March 31, 2015 to $6.7 billion at March 31, 2016. The average cost of total deposits and borrowed funds increased to 0.24% for the first quarter of 2016 compared to 0.17% for the same period of 2015. The cost of interest-bearing liabilities increased from 0.46% for the quarter ended March 31, 2015 to 0.57% for the same period of 2016.

The following table (in thousands) presents changes in taxable-equivalent net interest income between the first quarter of 2015 and the first quarter of 2016 and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and changes due to differences in the average interest rate on those assets and liabilities.

	Three months ended March 31, 2016/2015
	Net	Change Due To(1)
	Change	Volume	Yield/Rate
Interest income:
Securities(2)	$(107)	$(105)	$(2)
Loans held for sale	1,094	1,094	—
Loans held for investment, mortgage finance loans	1,406	(193)	1,599
Loans held for investment	14,211	16,015	(1,804)
Federal funds sold	256	70	186
Deposits in other banks	2,025	396	1,629
Total	18,885	17,277	1,608
Interest expense:
Transaction deposits	937	191	746
Savings deposits	2,294	333	1,961
Time deposits	221	74	147
Deposits in foreign branches	(258)	(258)	—
Borrowed funds	830	(126)	956
Long-term debt	98	—	98
Total	4,122	214	3,908
Net interest income	$14,763	$17,063	$(2,300)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable and assume a 35% tax rate.
Net interest margin, which is defined as the ratio of net interest income to average earning assets, was 3.13% for the first quarter of 2016 compared to 3.22% for the first quarter of 2015. The year-over-year decrease was due to growth in loans held for investment, excluding mortgage finance, with lower yields, and the $742.7 million increase in average balances of liquidity assets, which include Federal funds sold and deposits held principally at the Federal Reserve Bank of Dallas. Funding costs, including demand deposits and borrowed funds, increased to 0.24% for the first quarter of 2016 compared to 0.17% for the first quarter of 2015. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.22% for the first quarter of 2016 compared to 3.32% for the first quarter of 2015. The decrease resulted primarily from the increase in funding costs, as well as the increased proportion of liquidity assets to total earning assets. Total funding costs, including all deposits, long-term debt and stockholders’ equity, increased to 0.32% for the first quarter of 2016 compared to 0.26% for the first quarter of 2015. Average other borrowings increased by $174.3 million from the first quarter of 2015 and the average interest rate on those borrowings for the first quarter of 2016 was 0.39% compared to 0.16% for the same period of 2015.

Non-interest Income
The components of non-interest income were as follows (in thousands):

	Three months ended March 31,
	2016	2015
Service charges on deposit accounts	$2,110	$2,094
Trust fee income	813	1,200
Bank owned life insurance (BOLI) income	536	484
Brokered loan fees	4,645	4,232
Swap fees	307	1,986
Other	2,886	2,271
Total non-interest income	$11,297	$12,267
Non-interest income decreased $970,000 during the three months ended March 31, 2016 compared to the same period of 2015. This decrease was primarily due to a $1.7 million decrease in swap fees during the three months ended March 31, 2016 compared to the same period of 2015. These fees fluctuate from quarter to quarter based on the number and volume of transactions closed during the quarter. Swap fees are fees related to customer swap transactions and are received from the institution that is our counterparty on the transaction. Other non-interest income increased $615,000 during the three months ended March 31, 2016 compared to the same period of 2015. Other non-interest income includes such items as letter of credit fees and other general operating income, none of which account for 1% or more of total interest income and non-interest income.
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
Non-interest Expense
The components of non-interest expense were as follows (in thousands):

	Three months ended March 31,
	2016	2015
Salaries and employee benefits	$51,372	$45,828
Net occupancy expense	5,812	5,691
Marketing	3,908	4,218
Legal and professional	5,324	4,048
Communications and technology	6,217	5,078
FDIC insurance assessment	5,469	3,790
Allowance and other carrying costs for OREO	236	9
Other(1)	8,482	7,855
Total non-interest expense	$86,820	$76,517

(1)
Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, due from bank charges, allowance and other carrying costs for OREO and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the first quarter of 2016 increased $10.3 million, or 13%, to $86.8 million from $76.5 million in the first quarter of 2015. The increase is primarily attributable to a $5.5 million increase in salaries and employee benefits expense due to general business growth and continued build-out.
Legal and professional expense for three months ended March 31, 2016 increased $1.3 million compared to the same quarter of 2015. Our legal and professional expense will continue to fluctuate and could increase in the future due to additional growth and as we respond to continued regulatory changes and strategic initiatives.

Communications and technology expense for the three months ended March 31, 2016 increased $1.1 million as a result of general business and customer growth and continued build-out needed to support that growth, including investment in IT security.
FDIC insurance assessment expense for the three months ended March 31, 2016 increased $1.7 million compared to the same quarter in 2015 as a result of the increase in total assets from March 31, 2015 to March 31, 2016.
Analysis of Financial Condition
Loans Held for Investment
Loans were as follows as of the dates indicated (in thousands):

	March 31, 2016	December 31, 2015
Commercial	$6,889,799	$6,672,631
Mortgage finance	4,981,304	4,966,276
Construction	1,958,370	1,851,717
Real estate	3,136,981	3,139,197
Consumer	26,439	25,323
Leases	104,460	113,996
Gross loans held for investment	17,097,353	16,769,140
Deferred income (net of direct origination costs)	(56,200)	(57,190)
Allowance for loan losses	(162,510)	(141,111)
Total loans held for investment, net	$16,878,643	$16,570,839
Total loans held for investment net of allowance for loan losses at March 31, 2016 increased $307.8 million from December 31, 2015 to $16.9 billion. Our business plan focuses primarily on lending to middle market businesses and successful professionals and entrepreneurs, and as such, commercial, real estate and construction loans have comprised a majority of our loan portfolio. Consumer loans generally have represented 1% or less of the portfolio. Mortgage finance loans relate to our mortgage warehouse lending operations in which we invest in mortgage loan ownership interests that are typically sold within 10 to 20 days. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans as well as overall market interest rates and tend to peak at the end of each month.
We originate a substantial majority of all loans held for investment (excluding mortgage finance loans). We also participate in syndicated loan relationships, both as a participant and as an agent. As of March 31, 2016, we had $1.9 billion in syndicated loans, $372.2 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of March 31, 2016, $12.9 million of our syndicated loans were on non-accrual.
Portfolio Geographic Concentration
When considering our mortgage finance loans and other national lines of business, more than 50% of our borrowers and the value of collateral securing our loans held for investment are located outside of Texas. However, as of March 31, 2016, a majority of our loans held for investment, excluding our mortgage finance loans and other national lines of business, were to businesses with headquarters and operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We also make loans to these customers that are secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses.
Summary of Loan Loss Experience
The provision for credit losses is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $30.0 million during the first quarter of 2016 compared to $11.0 million in the first quarter of 2015 and $14.0 million in the fourth quarter of 2015. The increase in provision recorded during the first quarter of 2016 is related to the deterioration in our energy portfolio as well as growth in loans held for investment, excluding mortgage finance loans, and an increase in total criticized loans, as well as changes in applied risk weights. Risk weights are based on historical loss experience as well as changes in the composition of our pass-rated loan portfolio.
The allowance for credit losses, which includes a liability for losses on unfunded commitments, totaled $172.7 million at March 31, 2016, $150.1 million at December 31, 2015 and $115.9 million at March 31, 2015. The combined allowance percentage increased to 1.43% at March 31, 2016 from 1.28% and 1.08% at December 31, 2015 and March 31, 2015, respectively. The combined allowance as a percent of loans held for investment, excluding mortgage finance loans, has trended up during 2015 and into 2016 primarily as a result of the increasing provision for credit losses driven by deterioration in our energy portfolio and management's allocation of a higher reserve to the Bank's pass-rated portfolio as deemed appropriate in light of current environmental conditions.
The overall allowance for loan losses results from consistent application of our loan loss reserve methodology. At March 31, 2016, we believe the allowance is sufficient to cover all inherent losses in the portfolio and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the adequacy of the reserve for loan losses change, our estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

Activity in the allowance for loan losses is presented in the following table (in thousands, except percentage and multiple data):

	Three months ended March 31, 2016	Year ended December 31, 2015	Three months ended March 31, 2015
Allowance for loan losses:
Beginning balance	$141,111	$100,954	$100,954
Loans charged-off:
Commercial	8,496	16,254	3,102
Real estate	—	389	346
Consumer	—	62	62
Leases	—	25	—
Total charge-offs	8,496	16,730	3,510
Recoveries:
Commercial	1,040	4,944	286
Construction	—	400	83
Real estate	8	33	8
Consumer	7	173	4
Leases	45	38	8
Total recoveries	1,100	5,588	389
Net charge-offs	7,396	11,142	3,121
Provision for loan losses	28,795	51,299	10,245
Ending balance	$162,510	$141,111	$108,078
Allowance for off-balance sheet credit losses:
Beginning balance	$9,011	$7,060	$7,060
Provision for off-balance sheet credit losses	1,205	1,951	755
Ending balance	$10,216	$9,011	$7,815
Total allowance for credit losses	$172,726	$150,122	$115,893
Total provision for credit losses	$30,000	$53,250	$11,000
Allowance for loan losses to LHI	0.95%	0.84%	0.67%
Allowance for loan losses to LHI excluding mortgage finance loans	1.35%	1.20%	1.00%
Net charge-offs to average LHI(1)	0.19%	0.05%	0.09%
Net charge-offs to average LHI excluding mortgage finance loans(1)	0.25%	0.07%	0.12%
Total provision for credit losses to average LHI	0.77%	0.35%	0.31%
Total provision for credit losses to average LHI excluding mortgage finance loans	1.01%	0.48%	0.42%
Recoveries to total charge-offs	12.95%	33.40%	11.08%
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.18%	0.16%	0.15%
Combined allowance for credit losses to LHI	1.01%	0.90%	0.72%
Combined allowance for credit losses to LHI excluding mortgage finance loans	1.43%	1.28%	1.08%
Non-performing assets:
Non-accrual loans(4)	$173,156	$179,788	$68,307
OREO(3)	17,585	278	605
Other repossessed assets	—	230	—
Total	$190,741	$180,296	$68,912
Restructured loans	$249	$249	$319
Loans past due 90 days and still accruing(2)	10,100	7,013	2,971
Allowance for loan losses to non-accrual loans	0.9x	0.8x	1.6x

(1)	Interim period ratios are annualized.

(2)
At March 31, 2016, December 31, 2015 and March 31, 2015, loans past due 90 days and still accruing include premium finance loans of $6.1 million, $6.6 million and $2.8 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(3)	We did not have a valuation allowance recorded against the OREO balance at March 31, 2016, December 31, 2015 or March 31, 2015.

(4)	As of March 31, 2016, December 31, 2015 and March 31, 2015, non-accrual loans included $37.9 million, $24.9 million and $12.7 million, respectively, in loans that met the criteria for restructured.
Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type and by type of property securing the credit and OREO (in thousands):

	March 31, 2016	December 31, 2015	March 31, 2015

Non-accrual loans(1)
Commercial
Oil and gas properties	$140,467	$104,179	$1,591
Assets of the borrowers	20,819	30,360	56,329
Inventory	2,069	2,099	—
Other	2,742	2,020	1,233
Total commercial	166,097	138,658	59,153
Construction
Commercial buildings	—	16,667	—
Unimproved land	—	—	—
Total construction	—	16,667	—
Real estate
Commercial property	2,825	2,867	4,133
Unimproved land and/or developed residential lots	3,544	3,576	3,688
Single family residences	—	—	—
Farm land	—	12,486	—
Other	347	383	1,161
Total real estate	6,716	19,312	8,982
Consumer	—	—	—
Leases	343	5,151	172
Total non-accrual loans	173,156	179,788	68,307
Repossessed assets:
OREO(2)	17,585	278	605
Other repossessed assets	—	230	—
Total non-performing assets	$190,741	$180,296	$68,912

(1)	As of March 31, 2016, December 31, 2015 and March 31, 2015, non-accrual loans included $37.9 million, $24.9 million and $12.7 million, respectively, in loans that met the criteria for restructured.

(2)	We did not have a valuation allowance recorded against the OREO balance at March 31, 2016, December 31, 2015 or March 31, 2015.
Total non-performing assets at March 31, 2016 increased $121.8 million from March 31, 2015 and $10.4 million from December 31, 2015. We experienced a significant increase in levels of non-performing assets during the three months ended March 31, 2016 compared to the same period in 2015, primarily related to deterioration in our energy portfolio. Energy non-performing assets totaled $141.3 million at March 31, 2016 compared to $322,000 at March 31, 2015 and $120.4 million at December 31, 2015. The increase is primarily related to energy loans, which was expected as energy prices remain low. Our provision for credit losses increased as a result of changes in the applied risk weights, an increase in total criticized loans, primarily related to the energy portfolio, and continuing growth in loans held for investment, excluding mortgage finance loans. Risk weights are based on historical loss experience as adjusted for current environmental factors as well as changes in the composition of our pass-rated loan portfolio. This resulted in an increase in the allowance for loan losses as a percent of loans excluding mortgage finance loans for March 31, 2016 compared to December 31, 2015 and March 31, 2015.
Generally, we place loans held for investment on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of March 31, 2016, $824,000 of our non-accrual loans were earning on a cash basis. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At March 31, 2016, we had $1.7 million in loans of this type, compared to none at December 31, 2015, which were not included in either non-accrual or 90 days past due categories.
The table below summarizes the assets held in OREO at March 31, 2016 (in thousands):

Medical building	$17,585
Total OREO	$17,585
When foreclosure occurs, the acquired asset is recorded at fair value, generally based on appraised value, which may result in partial charge-off of the loan. So long as the property is retained, further reductions in appraised value will result in valuation adjustments being taken as non-interest expense. If the decline in value is believed to be permanent and not just driven by short-term market conditions, a direct write-down of the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure to decreases in the appraised value of the asset during that holding period. We did not record a valuation expense during the three months ended March 31, 2016 and 2015.
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
The table below presents the unpaid principal balance of loans held for sale and related fair values at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Unpaid Principal Balance	90,006	82,853
Fair Value	94,702	86,075
Fair Value Over/(Under) Unpaid Principal Balance	4,696	3,222
The differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding and premiums or discounts on acquired loans.

We generally retain the right to service the loans sold, creating MSR assets on our balance sheet. A summary of MSR activities for the three months ended March 31, 2016 is as follows (in thousands):

Servicing asset:
Balance, beginning of year	$423
Capitalized servicing rights	3,903
Amortization	(40)
Balance, end of period	4,286
Valuation allowance:
Balance, beginning of year	$—
Increase in valuation allowance	$33
Balance, end of period	$33
Fair value	$4,253
At March 31, 2016, our servicing portfolio of residential mortgage loans sold included 1,391 loans with an outstanding principal balance of $355.2 million. In connection with the servicing of these loans, we maintain escrow funds for taxes and insurance in the name of investors, as well as collections in transit to investors. These escrow funds are segregated and held in separate non-interest-bearing bank accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $2.9 million at March 31, 2016.
For loans securitized and sold during the three months ended March 31, 2016 with servicing rights retained, management used the following assumptions to determine the fair value of MSRs at the date of securitization:

Average discount rates	9.85%
Expected prepayment speeds	10.67%
Weighted-average life, in years	P6Y6M0D
In conjunction with the sale and securitization of loans held for sale, we may be exposed to liability resulting from recourse agreements and repurchase agreements. If it is determined subsequent to our sale of a loan that the loan sold is in breach of the representations or warranties made in the applicable sale agreement, we may have an obligation to (a) repurchase the loan for the unpaid principal balance, accrued interest and related advances, (b) indemnify the purchaser against any loss it suffers or (c) make the purchaser whole for the economic benefits of the loan. During the three months ended March 31, 2016, we originated or purchased and sold approximately $342.6 million of mortgage loans to GSEs.
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
Because the MCA business commenced in 2015, we have no historical data to support the establishment of a reserve. The baseline for the repurchase reserve uses historical loss factors obtained from industry data that are applied to loan pools originated and sold during the three months ended March 31, 2016. The historical industry data loss factors and experienced losses will be accumulated for each sale vintage (year loan was sold) and applied to more recent sale vintages to estimate inherent losses not yet realized. Our estimated exposure related to these loans was $178,000 at March 31, 2016 and is recorded in other liabilities in the consolidated balance sheets. We had no losses due to repurchase, indemnification or make-whole obligations during the year ended March 31, 2016.

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), which take into account the demonstrated marketability of assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost effectiveness. For the year ended December 31, 2015 and for the three months ended March 31, 2016 our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from Federal funds purchased and Federal Home Loan Bank ("FHLB") borrowings, which are generally used to fund mortgage finance assets.
Deposit growth and increases in borrowing capacity related to our mortgage finance loans have resulted in an increase in liquidity assets to $2.6 billion at March 31, 2016. The following table summarizes the growth in and composition of liquidity assets (in thousands):

	March 31, 2016	December 31, 2015	March 31, 2015
Federal funds sold and securities purchased under resale agreements	$30,000	$55,000	$—
Interest-bearing deposits	2,614,418	1,626,374	734,945
Total liquidity assets	$2,644,418	$1,681,374	$734,945

Total liquidity assets as a percent of:
Total loans held for investment, excluding mortgage finance loans	21.9%	14.3%	6.8%
Total loans held for investment	15.5%	10.1%	4.5%
Total earning assets	13.5%	9.2%	4.4%
Total deposits	16.2%	11.1%	5.2%
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

We also have access to incremental deposits through brokered retail certificates of deposit, or CDs. These traditional brokered deposits are generally of short maturities, 30 to 90 days, and are used to fund temporary differences in the growth in loans balances, including growth in loans held for sale or other specific categories of loans as compared to customer deposits. The following table summarizes our period-end and average year-to-date core customer deposits and brokered deposits (in millions):

	March 31, 2016	December 31, 2015	March 31, 2015
Deposits from core customers	$14,768.7	$13,743.8	$12,409.4
Deposits from core customers as a percent of total deposits	90.6%	91.1%	87.9%
Relationship brokered deposits	$1,530.2	$1,340.8	$1,712.9
Relationship brokered deposits as a percent of total deposits	9.4%	8.9%	12.1%
Traditional brokered deposits	$—	$—	$—
Traditional brokered deposits as a percent of total deposits	—%	—%	—%
Average deposits from core customers(1)	$14,051.0	$13,172.6	$11,857.2
Average deposits from core customers as a percent of total quarterly average deposits(1)	90.2%	89.4%	86.9%
Average relationship brokered deposits(1)	$1,529.6	$1,566.8	$1,779.8
Average relationship brokered deposits as a percent of total quarterly average deposits(1)	9.8%	10.6%	13.1%
Average traditional brokered deposits(1)	$—	$—	$—
Average traditional brokered deposits as a percent of total quarterly average deposits(1)	—%	—%	—%

(1)	Annual averages presented for December 31, 2015.
We have access to sources of brokered deposits that we estimate to be $3.5 billion. Based on our internal guidelines, we have chosen to limit our use of these sources to a lesser amount. Customer deposits (total deposits, including relationship brokered deposits, minus brokered CDs) at March 31, 2016 increased by $1.2 billion from December 31, 2015 and increased $2.2 billion from March 31, 2015.
We have short-term borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our mortgage finance assets, due to their liquidity, short duration and interest spreads available. These borrowing sources include Federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes and advances from the FHLB and the Federal Reserve. The following table summarizes our short-term borrowings as of March 31, 2016 (in thousands):

Federal funds purchased	$82,713
Repurchase agreements	18,146
FHLB borrowings	1,600,000
Line of credit	4,000
Total short-term borrowings	$1,704,859
Maximum short-term borrowings outstanding at any month-end during the year	$1,882,718
The following table summarizes our other borrowing capacities in excess of balances outstanding at March 31, 2016 (in thousands):

FHLB borrowing capacity relating to loans	$3,972,006
FHLB borrowing capacity relating to securities	1,157
Total FHLB borrowing capacity	$3,973,163
Unused Federal funds lines available from commercial banks	$1,231,000

The following table summarizes our long-term borrowings as of March 31, 2016 (in thousands):

Subordinated notes	$280,773
Trust preferred subordinated debentures	113,406
Total long-term borrowings	$394,179
At March 31, 2016, we had a revolving, non-amortizing line of credit with a maximum availability of $130.0 million. This line of credit matures on December 21, 2016. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. As of March 31, 2016, $4.0 million in borrowings were outstanding compared to none at December 31, 2015.
Our equity capital, including $150 million in preferred stock, averaged $1.6 billion for the three months ended March 31, 2016, as compared to $1.5 billion for the same period in 2015. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
As of March 31, 2016, our capital ratios were above the levels required to be well capitalized. We believe that our earnings, periodic capital raising transactions, and the addition of loan and deposit relationships, will allow us to continue to grow organically.

Commitments and Contractual Obligations
The following table presents significant fixed and determinable contractual payment obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of March 31, 2016, our significant fixed and determinable contractual obligations to third parties, excluding interest, were as follows (in thousands):

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
Deposits without a stated maturity	$15,812,837	$—	$—	$—	$15,812,837
Time deposits	459,996	19,855	6,159	—	486,010
Federal funds purchased and customer repurchase agreements	100,859	—	—	—	100,859
FHLB borrowings	1,600,000	—	—	—	1,600,000
Line of credit	4,000	—	—	—	4,000
Operating lease obligations(1)	15,489	15,528	44,185	35,613	110,815
Subordinated notes	—	—	—	280,773	280,773
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total contractual obligations	$17,993,181	$35,383	$50,344	$429,792	$18,508,700

(1)	Non-balance sheet item.
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
Allowance for Loan Losses
Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with ASC 310, Receivables, and ASC 450, Contingencies. The allowance for loan losses is established through a provision for loan losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the loan losses inherent in the loan portfolio. The allowance for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general reserve, the portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. See “Summary of Loan Loss Experience” and Note 4 – Loans Held for Investment and Allowance for Loan Losses in the accompanying notes to the consolidated financial statements included elsewhere in this report for further discussion of the risk factors considered by management in establishing the allowance for loan losses.

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
We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets held for purposes other than trading. Additionally, we have some market risk relative to commodity prices through our energy lending activities. Petroleum and natural gas commodity prices declined substantially during 2014 and 2015, and prices have continued to be suppressed through 2016. Such declines in commodity prices, have and, if continued, could negatively impact our energy clients' ability to perform on their loan obligations. Management does not currently expect the current decline in commodity prices to have a material adverse effect on our financial position. Foreign exchange rates, commodity prices and/or equity prices do not pose significant market risk to us.
The responsibility for managing market risk rests with the BSMC, which operates under policy guidelines established by our board of directors. The negative acceptable variation in net interest revenue due to a 200 basis point increase or decrease in interest rates is generally limited by these guidelines to +/- 5%. These guidelines also establish maximum levels for short-term borrowings, short-term assets and public and brokered deposits. They also establish minimum levels for unpledged assets, among other things. Oversight of our compliance with these guidelines is the ongoing responsibility of the BSMC, with exceptions reported to our board of directors on a quarterly basis. Additionally, the Credit Policy Committee ("CPC") specifically manages risk relative to commodity price market risks. The CPC establishes maximum portfolio concentration levels for energy loans as well as maximum advance rates for energy collateral.
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of March 31, 2016, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
March 31, 2016
(In thousands)

	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Securities(1)	$8,951	$6,786	3,584	$9,140	$28,461
Total variable loans	15,231,627	43,147	—	—	15,274,774
Total fixed loans	354,581	999,712	355,170	207,818	1,917,281
Total loans(2)	15,586,208	1,042,859	355,170	207,818	17,192,055
Total interest sensitive assets	$15,595,159	$1,049,645	$358,754	$216,958	$17,220,516
Liabilities:
Interest-bearing customer deposits	$8,357,730	$—	$—	$—	$8,357,730
CDs & IRAs	186,364	273,632	19,855	6,159	486,010
Traditional brokered deposits	—	—	—	—	—
Total interest-bearing deposits	8,544,094	273,632	19,855	6,159	8,843,740
Repurchase agreements, Federal funds purchased, FHLB borrowings, line of credit	1,704,859	—	—	—	1,704,859
Subordinated notes	—	—	—	280,773	280,773
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	1,704,859	—	—	394,179	2,099,038
Total interest sensitive liabilities	$10,248,953	$273,632	$19,855	$400,338	$10,942,778
Gap	$5,346,206	$776,013	$338,899	$(183,380)	$—
Cumulative Gap	5,346,206	6,122,219	6,461,118	6,277,738	6,277,738

Demand deposits					$7,455,107
Stockholders’ equity					1,647,088
Total					$9,102,195

(1)	Securities based on fair market value.

(2)	Loans are stated at gross.
The table above sets forth the balances as of March 31, 2016 for interest bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and loan and deposit account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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
The two “shock test” scenarios assume a sustained parallel 100 and 200 basis point increase in interest rates. As short-term rates have remained low through 2015 and the first three months of 2016, we do not believe that analysis of an assumed decrease in interest rates would provide meaningful results. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%, at which point we will resume evaluations of shock scenarios in which interest rates decrease.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario		Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	100 bp Increase	200 bp Increase	100 bp Increase	200 bp Increase
	March 31, 2016		March 31, 2015
Change in net interest income	$103,009	$212,583	$79,855	$169,010
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
There have been no material changes in the risk factors previously disclosed in the Company’s 2015 Form 10-K for the fiscal year ended December 31, 2015.

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

101
The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

*	Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: April 21, 2016

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

101
The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements