Form 10-Q
period 2016-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2016-07-21
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On July 20, 2016, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share 45,956,858

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended June 30, 2016

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$98,807	$109,496
Interest-bearing deposits	2,594,170	1,626,374
Federal funds sold and securities purchased under resale agreements	30,000	55,000
Securities, available-for-sale	27,372	29,992
Loans held for sale, at fair value	221,347	86,075
Loans held for investment, mortgage finance	5,260,027	4,966,276
Loans held for investment (net of unearned income)	12,502,513	11,745,674
Less: Allowance for loan losses	167,397	141,111
Loans held for investment, net	17,595,143	16,570,839
Mortgage servicing rights, net	8,543	423
Premises and equipment, net	21,766	23,561
Accrued interest receivable and other assets	464,098	382,101
Goodwill and intangible assets, net	19,748	19,960
Total assets	$21,080,994	$18,903,821
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$7,984,208	$6,386,911
Interest-bearing	8,719,357	8,697,708
Total deposits	16,703,565	15,084,619
Accrued interest payable	5,339	5,097
Other liabilities	177,641	153,433
Federal funds purchased and repurchase agreements	95,982	143,051
Other borrowings	2,019,463	1,500,000
Subordinated notes	280,863	280,682
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	19,396,259	17,280,288
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares – 10,000,000
Issued shares – 6,000,000 shares issued at June 30, 2016 and December 31, 2015	150,000	150,000
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 45,953,328 and 45,874,224 at June 30, 2016 and December 31, 2015, respectively	460	459
Additional paid-in capital	716,652	714,546
Retained earnings	816,951	757,818
Treasury stock (shares at cost: 417 at June 30, 2016 and December 31, 2015)	(8)	(8)
Accumulated other comprehensive income, net of taxes	680	718
Total stockholders’ equity	1,684,735	1,623,533
Total liabilities and stockholders’ equity	$21,080,994	$18,903,821
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME – UNAUDITED
(In thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest income
Interest and fees on loans	$168,064	$151,606	$323,949	$290,780
Securities	246	323	507	681
Federal funds sold and securities purchased under resale agreements	382	118	754	234
Deposits in other banks	3,750	1,327	7,035	2,587
Total interest income	172,442	153,374	332,245	294,282
Interest expense
Deposits	8,971	5,642	17,793	11,270
Federal funds purchased	110	93	236	161
Repurchase agreements	2	4	5	8
Other borrowings	1,365	528	2,527	918
Subordinated notes	4,191	4,191	8,382	8,382
Trust preferred subordinated debentures	734	631	1,450	1,249
Total interest expense	15,373	11,089	30,393	21,988
Net interest income	157,069	142,285	301,852	272,294
Provision for credit losses	16,000	14,500	46,000	25,500
Net interest income after provision for credit losses	141,069	127,785	255,852	246,794
Non-interest income
Service charges on deposit accounts	2,411	2,149	4,521	4,243
Trust fee income	1,098	1,287	1,911	2,487
Bank owned life insurance (BOLI) income	536	476	1,072	960
Brokered loan fees	5,864	5,277	10,509	9,509
Swap fees	1,105	1,035	1,412	3,021
Other	2,918	2,547	5,804	4,818
Total non-interest income	13,932	12,771	25,229	25,038
Non-interest expense
Salaries and employee benefits	54,810	48,200	106,182	94,028
Net occupancy expense	5,838	5,808	11,650	11,499
Marketing	4,486	3,925	8,394	8,143
Legal and professional	6,226	5,618	11,550	9,666
Communications and technology	6,391	5,647	12,608	10,725
FDIC insurance assessment	6,043	4,211	11,512	8,001
Allowance and other carrying costs for OREO	260	6	496	15
Other	10,201	7,861	18,683	15,716
Total non-interest expense	94,255	81,276	181,075	157,793
Income before income taxes	60,746	59,280	100,006	114,039
Income tax expense	21,866	21,343	35,998	41,052
Net income	38,880	37,937	64,008	72,987
Preferred stock dividends	2,437	2,437	4,875	4,875
Net income available to common stockholders	$36,443	$35,500	$59,133	$68,112
Other comprehensive income (loss)
Change in net unrealized gain on available-for-sale securities arising during period, before-tax	$(22)	$(321)	$(58)	$(397)
Income tax benefit related to net unrealized gain on available-for-sale securities	(8)	(112)	(20)	(139)
Other comprehensive loss, net of tax	(14)	(209)	(38)	(258)
Comprehensive income	$38,866	$37,728	$63,970	$72,729

Basic earnings per common share	$0.79	$0.78	$1.29	$1.49
Diluted earnings per common share	$0.78	$0.76	$1.27	$1.47
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands except share data)

	Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
Balance at December 31, 2014	6,000,000	$150,000	45,735,424	$457	$709,738	$622,714	(417)	$(8)	$1,289	$1,484,190
Comprehensive income:
Net income	—	—	—	—	—	72,987	—	—	—	72,987
Change in unrealized gain on available-for-sale securities, net of taxes of $139	—	—	—	—	—	—	—	—	(258)	(258)
Total comprehensive income										72,729
Tax benefit related to exercise of stock-based awards	—	—	—	—	736	—	—	—	—	736
Stock-based compensation expense recognized in earnings	—	—	—	—	2,103	—	—	—	—	2,103
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	—	(4,875)	—	—	—	(4,875)
Issuance of stock related to stock-based awards	—	—	77,964	1	(355)	—	—	—	—	(354)
Balance at June 30, 2015	6,000,000	$150,000	45,813,388	$458	$712,222	$690,826	(417)	$(8)	$1,031	$1,554,529

Balance at December 31, 2015	6,000,000	$150,000	45,874,224	$459	$714,546	$757,818	(417)	$(8)	$718	$1,623,533
Comprehensive income:
Net income	—	—	—	—	—	64,008	—	—	—	64,008
Change in unrealized gain on available-for-sale securities, net of taxes of $20	—	—	—	—	—	—	—	—	(38)	(38)
Total comprehensive income										63,970
Tax benefit related to exercise of stock-based awards	—	—	—	—	450	—	—	—	—	450
Stock-based compensation expense recognized in earnings	—	—	—	—	2,243	—	—	—	—	2,243
Preferred stock dividend	—	—	—	—	—	(4,875)	—	—	—	(4,875)
Issuance of stock related to stock-based awards	—	—	79,104	1	(587)	—	—	—	—	(586)
Balance at June 30, 2016	6,000,000	$150,000	45,953,328	$460	$716,652	$816,951	(417)	$(8)	$680	$1,684,735
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	Six months ended June 30,
	2016	2015
Operating activities
Net income	$64,008	$72,987
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	46,000	25,500
Depreciation and amortization	10,446	8,289
Addition to valuation allowance on mortgage servicing rights	414	—
Bank owned life insurance (BOLI) income	(1,072)	(960)
Stock-based compensation expense	3,725	6,641
Excess tax benefits from stock-based compensation arrangements	(553)	(779)
Purchases of loans held for sale	(876,516)
Proceeds from sales and repayments of loans held for sale	743,769
Capitalization of mortgage servicing rights	(8,805)
Loss on sale of assets	12	24
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(71,805)	(50,485)
Accrued interest payable and other liabilities	23,094	12,090
Net cash provided by (used in) operating activities	(67,283)	73,307
Investing activities
Purchases of available-for-sale securities	(783)	—
Maturities and calls of available-for-sale securities	265	1,950
Principal payments received on available-for-sale securities	3,080	4,011
Originations of mortgage finance loans	(45,811,787)	(45,359,254)
Proceeds from pay-offs of mortgage finance loans	45,518,036	44,554,964
Net increase in loans held for investment, excluding mortgage finance loans	(794,749)	(976,122)
Purchase of premises and equipment, net	(1,166)	(2,635)
Proceeds from sale of foreclosed assets	62	1,164
Net cash used in investing activities	(1,087,042)	(1,775,922)
Financing activities
Net increase in deposits	1,618,946	1,514,976
Costs from issuance of stock related to stock-based awards and warrants	(586)	(354)
Preferred dividends paid	(4,875)	(4,875)
Net increase in other borrowings	519,463	299,995
Excess tax benefits from stock-based compensation arrangements	553	779
Net increase (decrease) in Federal funds purchased and repurchase agreements	(47,069)	16,331
Net cash provided by financing activities	2,086,432	1,826,852
Net increase in cash and cash equivalents	932,107	124,237
Cash and cash equivalents at beginning of period	1,790,870	1,330,514
Cash and cash equivalents at end of period	$2,722,977	$1,454,751
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$30,151	$21,830
Cash paid during the period for income taxes	43,309	42,934
Transfers from loans/leases to OREO and other repossessed assets	18,540	1,177
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses, the fair value of stock-based compensation awards, the fair values of certain assets and liabilities and the status of contingencies are particularly susceptible to significant change in the near term.

(2) EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$38,880	$37,937	$64,008	$72,987
Preferred stock dividends	2,437	2,437	4,875	4,875
Net income available to common stockholders	36,443	35,500	$59,133	68,112
Denominator:
Denominator for basic earnings per share— weighted average shares	45,924,281	45,790,093	45,906,508	45,774,461
Effect of employee stock-based awards(1)	124,974	229,378	121,524	219,448
Effect of warrants to purchase common stock	388,877	423,942	368,574	411,281
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	46,438,132	46,443,413	46,396,606	46,405,190
Basic earnings per common share	$0.79	$0.78	$1.29	$1.49
Diluted earnings per common share	$0.78	$0.76	$1.27	$1.47

(1)
Stock options, SARs and RSUs outstanding of 252,754 at June 30, 2016 and 173,382 at June 30, 2015 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

(3) SECURITIES
At June 30, 2016, our net unrealized gain on the available-for-sale securities portfolio was $1.0 million compared to $1.1 million at December 31, 2015. As a percent of outstanding balances, the unrealized gain was 3.98% and 3.83% at June 30, 2016, and December 31, 2015, respectively. The increase in the unrealized gain percentage at June 30, 2016 results from the reduction in the portfolio balance due to paydowns and maturities.

The following is a summary of available-for-sale securities (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Residential mortgage-backed securities	$17,456	$1,177	$—	$18,633
Municipals	564	2	—	566
Equity securities(1)	8,304	60	(191)	8,173
	$26,324	$1,239	$(191)	$27,372

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Residential mortgage-backed securities	$20,536	$1,365	$—	$21,901
Municipals	828	3	—	831
Equity securities(1)	7,522	11	(273)	7,260
	$28,886	$1,379	$(273)	$29,992

(1)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.
The amortized cost and estimated fair value of available-for-sale securities are presented below by contractual maturity (in thousands, except percentage data):

	June 30, 2016
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$132	$3,196	$3,696	$10,432	$17,456
Estimated fair value	133	3,303	4,147	11,050	18,633
Weighted average yield(3)	5.54%	4.70%	5.54%	2.69%	3.68%
Municipals:(2)
Amortized cost	275	289	—	—	564
Estimated fair value	275	291	—	—	566
Weighted average yield(3)	5.61%	5.76%	—	—	5.69%
Equity securities:(4)
Amortized cost	8,304	—	—	—	8,304
Estimated fair value	8,173	—	—	—	8,173
Total available-for-sale securities:
Amortized cost					$26,324
Estimated fair value					$27,372

	December 31, 2015
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$214	$4,655	$4,265	$11,402	$20,536
Estimated fair value	217	4,837	4,747	12,100	21,901
Weighted average yield(3)	5.62%	4.71%	5.54%	2.53%	3.68%
Municipals:(2)
Amortized cost	265	563	—	—	828
Estimated fair value	265	566	—	—	831
Weighted average yield(3)	5.46%	5.69%	—%	—%	5.62%
Equity securities:(4)
Amortized cost	7,522	—	—	—	7,522
Estimated fair value	7,260	—	—	—	7,260
Total available-for-sale securities:
Amortized cost					$28,886
Estimated fair value					$29,992

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

(4)	These equity securities do not have a stated maturity.
Securities with carrying values of approximately $15.8 million were pledged to secure certain borrowings and deposits at June 30, 2016. Of the pledged securities at June 30, 2016, approximately $3.8 million were pledged for certain deposits, and approximately $12.0 million were pledged for repurchase agreements.
The following table discloses, as of June 30, 2016 and December 31, 2015, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

June 30, 2016	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$—	$—	$6,309	$(191)	$6,309	$(191)

December 31, 2015	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$—	$—	$6,227	$(273)	$6,227	$(273)
At June 30, 2016, we owned one security with an unrealized loss position. This security is a publicly traded equity fund and is subject to market pricing volatility. We do not believe this unrealized loss is “other-than-temporary”. We have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation have the ability and intent to hold the investment until recovery of fair value.

(4) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR LOAN LOSSES
At June 30, 2016 and December 31, 2015, loans held for investment were as follows (in thousands):

	June 30, 2016	December 31, 2015
Commercial	$7,178,364	$6,672,631
Mortgage finance	5,260,027	4,966,276
Construction	2,023,725	1,851,717
Real estate	3,228,853	3,139,197
Consumer	26,283	25,323
Leases	103,565	113,996
Gross loans held for investment	17,820,817	16,769,140
Deferred income (net of direct origination costs)	(58,277)	(57,190)
Allowance for loan losses	(167,397)	(141,111)
Total loans held for investment	$17,595,143	$16,570,839
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
Mortgage Finance Loans. Our mortgage finance loans consist of ownership interests purchased in single-family residential mortgages funded through our mortgage finance group. These loans are typically held on our balance sheet for 10 to 20 days. We have agreements with mortgage lenders and purchase interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans. June 30, 2016 and December 31, 2015 balances are stated net of $844.2 million and $454.8 million participations sold, respectively.
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

At June 30, 2016 and December 31, 2015, we had a blanket floating lien on certain real estate-secured loans, mortgage finance loans and certain securities used as collateral for Federal Home Loan Bank (“FHLB”) borrowings.
Summary of Loan Loss Experience
The allowance for loan losses is comprised of specific reserves for impaired loans and an additional qualitative reserve based on our estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We consider the allowance at June 30, 2016 to be appropriate, given management's assessment of losses inherent in the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in our market areas and other factors.
The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and non-accrual status as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$6,775,659	$5,260,027	$2,010,421	$3,182,419	$26,018	$99,169	$17,353,713
Special mention	87,456	—	1,525	35,056	—	—	124,037
Substandard-accruing	152,624	—	11,779	8,574	265	4,396	177,638
Non-accrual	162,625	—	—	2,804	—	—	165,429
Total loans held for investment	$7,178,364	$5,260,027	$2,023,725	$3,228,853	$26,283	$103,565	$17,820,817

December 31, 2015
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$6,375,332	$4,966,276	$1,821,678	$3,085,463	$25,093	$103,560	$16,377,402
Special mention	111,911	—	13,090	30,585	3	334	155,923
Substandard-accruing	46,731	—	281	3,837	227	4,951	56,027
Non-accrual	138,657	—	16,668	19,312	—	5,151	179,788
Total loans held for investment	$6,672,631	$4,966,276	$1,851,717	$3,139,197	$25,323	$113,996	$16,769,140

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2016 and June 30, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

June 30, 2016
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Additional Qualitative Reserve	Total
Beginning balance	$112,446	$—	$6,836	$13,381	$338	$3,931	$4,179	$141,111
Provision for loan losses	44,324	—	758	1,423	(28)	(2,531)	1,710	45,656
Charge-offs	24,287	—	—	528	—	—	—	24,815
Recoveries	5,334	—	34	21	11	45	—	5,445
Net charge-offs (recoveries)	18,953	—	(34)	507	(11)	(45)	—	19,370
Ending balance	$137,817	$—	$7,628	$14,297	$321	$1,445	$5,889	$167,397
Period end amount allocated to:
Loans individually evaluated for impairment	$30,775	$—	$—	$196	$—	$—	$—	$30,971
Loans collectively evaluated for impairment	107,042	—	7,628	14,101	321	1,445	5,889	136,426
Ending balance	$137,817	$—	$7,628	$14,297	$321	$1,445	$5,889	$167,397

June 30, 2015
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Additional Qualitative Reserve	Total
Beginning balance	$70,654	$—	$7,935	$15,582	$240	$1,141	$5,402	$100,954
Provision for loan losses	37,666	—	(4,066)	(6,509)	144	(831)	(1,778)	24,626
Charge-offs	8,520	—	—	346	62	—	—	8,928
Recoveries	1,710	—	355	20	10	23	—	2,118
Net charge-offs (recoveries)	6,810	—	(355)	326	52	(23)	—	6,810
Ending balance	$101,510	$—	$4,224	$8,747	$332	$333	$3,624	$118,770
Period end amount allocated to:
Loans individually evaluated for impairment	$13,717	$—	$—	$337	$—	$1	$—	$14,055
Loans collectively evaluated for impairment	87,793	—	4,224	8,410	332	332	3,624	104,715
Ending balance	$101,510	$—	$4,224	$8,747	$332	$333	$3,624	$118,770
We have traditionally maintained an additional qualitative reserve component to compensate for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We believe the level of additional qualitative reserve at June 30, 2016 is warranted due to the continued uncertain economic environment which has produced losses, including those resulting from borrowers' misstatement of financial information or inaccurate certification of collateral values. Such losses are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses; however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy and continued volatility in the energy sector.

Our recorded investment in loans as of June 30, 2016, December 31, 2015 and June 30, 2015 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows (in thousands):

June 30, 2016
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$164,339	$—	$—	$4,210	$—	$—	$168,549
Loans collectively evaluated for impairment	7,014,025	5,260,027	2,023,725	3,224,643	26,283	103,565	17,652,268
Total	$7,178,364	$5,260,027	$2,023,725	$3,228,853	$26,283	$103,565	$17,820,817

December 31, 2015
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$140,479	$—	$16,668	$21,042	$—	$5,151	$183,340
Loans collectively evaluated for impairment	6,532,152	4,966,276	1,835,049	3,118,155	25,323	108,845	16,585,800
Total	$6,672,631	$4,966,276	$1,851,717	$3,139,197	$25,323	$113,996	$16,769,140

June 30, 2015
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$93,944	$—	$16,749	$10,565	$—	$6,437	$127,695
Loans collectively evaluated for impairment	6,294,763	4,906,415	1,820,783	2,823,440	23,789	90,588	15,959,778
Total	$6,388,707	$4,906,415	$1,837,532	$2,834,005	$23,789	$97,025	$16,087,473

Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of June 30, 2016, $820,000 of our non-accrual loans were earning on a cash basis compared to $884,000 at December 31, 2015. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. In accordance with ASC 310 Receivables ("ASC 310"), we have also included all restructured loans in our impaired loan totals. The following tables detail our impaired loans, by portfolio class, as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$11,979	$14,228	$—	$8,943	$—
Energy	72,834	81,014	—	45,410	—
Construction
Market risk	—	—	—	5,556	—
Real estate
Market risk	—	—	—	—	—
Commercial	2,091	2,091	—	6,879	18
Secured by 1-4 family	—	—	—	—	—
Consumer	—	—	—	—	—
Leases	—	—	—	806	—
Total impaired loans with no allowance recorded	$86,904	$97,333	$—	$67,594	$18
With an allowance recorded:
Commercial
Business loans	$24,891	$32,350	$7,675	$21,166	$—
Energy	54,635	58,398	23,100	82,613	12
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	1,406	1,406	21	4,625	—
Commercial	—	—	—	—	—
Secured by 1-4 family	713	713	175	410	—
Consumer	—	—	—	—	—
Leases	—	—	—	1,083	—
Total impaired loans with an allowance recorded	$81,645	$92,867	$30,971	$109,897	$12
Combined:
Commercial
Business loans	$36,870	$46,578	$7,675	$30,109	$—
Energy	127,469	139,412	23,100	128,023	12
Construction
Market risk	—	—	—	5,556	—
Real estate
Market risk	1,406	1,406	21	4,625	—
Commercial	2,091	2,091	—	6,879	18
Secured by 1-4 family	713	713	175	410	—
Consumer	—	—	—	—	—
Leases	—	—	—	1,889	—
Total impaired loans	$168,549	$190,200	$30,971	$177,491	$30

December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$11,097	$13,529	$—	$17,311	$—
Energy	37,968	37,968	—	21,791	36
Construction
Market risk	16,668	16,668	—	9,764	—
Real estate
Market risk	—	—	—	3,352	—
Commercial	15,353	15,353	—	4,364	24
Secured by 1-4 family	—	—	—	—	—
Consumer	—	—	—	—	—
Leases	2,417	2,417	—	3,233	—
Total impaired loans with no allowance recorded	$83,503	$85,935	$—	$59,815	$60
With an allowance recorded:
Commercial
Business loans	$20,983	$25,300	$5,737	$31,131	$—
Energy	70,431	70,431	14,103	6,641	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	5,335	5,335	1,066	2,558	—
Commercial	—	—	—	306	—
Secured by 1-4 family	354	354	125	1,580	—
Consumer	—	—	—	10	—
Leases	2,734	2,734	2,436	302	—
Total impaired loans with an allowance recorded	$99,837	$104,154	$23,467	$42,528	$—
Combined:
Commercial
Business loans	$32,080	$38,829	$5,737	$48,442	$—
Energy	108,399	108,399	14,103	28,432	36
Construction
Market risk	16,668	16,668	—	9,764	—
Real estate
Market risk	5,335	5,335	1,066	5,910	—
Commercial	15,353	15,353	—	4,670	24
Secured by 1-4 family	354	354	125	1,580	—
Consumer	—	—	—	10	—
Leases	5,151	5,151	2,436	3,535	—
Total impaired loans	$183,340	$190,089	$23,467	$102,343	$60

Average impaired loans outstanding during the six months ended June 30, 2016 and 2015 totaled $177.5 million and $74.4 million, respectively.
The table below provides an age analysis of our loans held for investment as of June 30, 2016 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing(1)	Total Past Due	Non-accrual	Current	Total
Commercial
Business loans	$20,136	$11,926	$5,019	$37,081	$35,155	$6,055,437	$6,127,673
Energy	880	5,790	—	6,670	127,470	916,551	1,050,691
Mortgage finance loans	—	—	—	—	—	5,260,027	5,260,027
Construction
Market risk	5,988	160	—	6,148	—	2,006,965	2,013,113
Secured by 1-4 family	—	—	—	—	—	10,612	10,612
Real estate
Market risk	2,730	1,461	935	5,126	—	2,425,918	2,431,044
Commercial	321	—	—	321	2,091	642,310	644,722
Secured by 1-4 family	8,290	—	1,551	9,841	713	142,533	153,087
Consumer	462	—	238	700	—	25,583	26,283
Leases	—	—	—	—	—	103,565	103,565
Total loans held for investment	$38,807	$19,337	$7,743	$65,887	$165,429	$17,589,501	$17,820,817

(1)
Loans past due 90 days and still accruing includes premium finance loans of $5.0 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of the contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, a reduction of the face amount of debt or forgiveness of either principal or accrued interest. At June 30, 2016 and December 31, 2015, we had $249,000 in loans considered restructured that were not on non-accrual. These loans did not have unfunded commitments at June 30, 2016 or December 31, 2015. Of the non-accrual loans at June 30, 2016 and December 31, 2015, $33.3 million and $24.9 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally over no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with the modified terms in calendar years after the year of the restructure.

The following tables summarize, for the six months ended June 30, 2016 and 2015, loans that were restructured during 2016 and 2015 (in thousands):

June 30, 2016
	Number of Restructured Loans	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Energy loans	2	$14,235	$14,054
Commercial business loans	—	$—	$—
Total new restructured loans in 2016	2	$14,235	$14,054

June 30, 2015
	Number of Restructured Loans	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Commercial business loans	4	$18,329	$16,960
Total new restructured loans in 2015	4	$18,329	$16,960
The restructured loans generally include terms to temporarily place loans on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above loans. The restructuring of the loans did not have a significant impact on our allowance for loan losses at June 30, 2016 or 2015.
The following table provides information on how restructured loans were modified during the six months ended June 30, 2016 and 2015 (in thousands):

	Six months ended June 30,
	2016	2015
Extended maturity	$—	$—
Adjusted payment schedule	12,735	—
Combination of maturity extension and payment schedule adjustment	1,319	16,960
Total	$14,054	$16,960
As of June 30, 2016 and 2015, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
(5) OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO
The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning balance	$17,585	$605	$278	$568
Additions	1,142	85	18,540	1,177
Sales	—	(81)	(91)	(1,136)
Valuation allowance for OREO	—	—	—	—
Direct write-downs	—	—	—	—
Ending balance	$18,727	$609	$18,727	$609
The addition to OREO relates to the foreclosure of two commercial properties during the six months ended June 30, 2016.

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
The table below presents the unpaid principal balance of loans held for sale and related fair values at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Unpaid principal balance	209,617	82,853
Fair value	221,347	86,075
Fair value over/(under) unpaid principal balance	11,730	3,222
No loans held for sale were 90 days or more past due or on non-accrual as of June 30, 2016 and December 31, 2015.
The differences between the fair value and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to purchase, gains and losses on the related loan purchase commitment prior to purchase and premiums or discounts on acquired loans.
We generally retain the right to service the loans sold, creating mortgage servicing rights ("MSRs") which are recorded as assets on our balance sheet. A summary of MSR activities for the six months ended June 30, 2016 is as follows (in thousands):

Servicing asset:
Balance, beginning of year(1)	$423
Capitalized servicing rights	8,805
Amortization	(271)
Balance, end of period	8,957
Valuation allowance:
Balance, beginning of year	$—
Increase in valuation allowance	$414
Balance, end of period	$414
Servicing asset, net(1)	$8,543

(1)	Mortgage servicing rights are reported on the consolidated balance sheets at lower of cost or market. Carrying value and fair value were the same at June 30, 2016 and December 31, 2015, respectively.
At June 30, 2016 and December 31, 2015, our servicing portfolio of residential mortgage loans sold included 2,885 and 168 loans, respectively, with an outstanding principal balance of $736.3 million and $39.0 million, respectively. In connection with the servicing of these loans, we maintain escrow funds for taxes and insurance in the name of investors, as well as collections in transit to investors. These escrow funds are segregated and held in separate non-interest-bearing bank accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $9.0 million at June 30, 2016 and $240,000 at December 31, 2015.
As of June 30, 2016 and December 31, 2015, management used the following assumptions to determine the fair value of MSRs:

	June 30, 2016	December 31, 2015
Average discount rates	10.02%	9.76%
Expected prepayment speeds	12.25%	9.66%
Weighted average life, in years	6.1

In conjunction with the sale and securitization of loans held for sale, we may be exposed to liability resulting from recourse agreements and repurchase agreements. If it is determined subsequent to our sale of a loan that the loan sold is in breach of the representations or warranties made in the applicable sale agreement, we may have an obligation to either (a) repurchase the loan for the unpaid principal balance, accrued interest and related advances, (b) indemnify the purchaser against any loss it suffers or (c) make the purchaser whole for the economic benefits of the loan. During the six months ended June 30, 2016, we originated or purchased and sold approximately $712.5 million of mortgage loans to GSEs.
Our repurchase, indemnification and make whole obligations vary based upon the terms of the applicable agreements, the nature of the asserted breach and the status of the mortgage loan at the time a claim is made. We establish reserves for estimated losses of this nature inherent in the origination of mortgage loans by estimating the losses inherent in the population of all loans sold based on trends in claims and actual loss severities experienced. The reserve will include accruals for probable contingent losses in addition to those identified in the pipeline of claims received. The estimation process is designed to include amounts based on actual losses experienced from actual repurchase activity.
Because the MCA business commenced in late 2015, we have no historical data to support the establishment of a reserve. The baseline for the repurchase reserve uses historical loss factors obtained from industry data that are applied to loan pools originated and sold from September 2015 through June 30, 2016. The historical industry data loss factors and experienced losses are accumulated for each sale vintage (year loan was sold) and applied to more recent sale vintages to estimate inherent losses not yet realized. Our estimated exposure related to these loans was $363,000 at June 30, 2016 and is recorded in other liabilities in the consolidated balance sheets. We had no losses due to repurchase, indemnification or make-whole obligations during the six months ended June 30, 2016.
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
The table below summarizes our off-balance sheet financial instruments whose contract amounts represented credit risk (in thousands):

	June 30, 2016	December 31, 2015
Commitments to extend credit	$5,444,161	$5,542,363
Standby letters of credit	189,178	182,219
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

The Basel III regulatory capital framework applicable to the Company and the Bank (the "Basel III Capital Rules") specifies, among other things, (i) a "Common Equity Tier 1" ("CET1") capital measure, (ii) a Tier 1 capital measure consisting of CET1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) capital conservation buffers with respect to each of the CET1, Tier 1 risk-based and total risk-based capital ratios providing for capital levels that exceed the minimum risk-based capital adequacy requirements and (iv) a leverage ratio requirement of 5.0%.
In order to be well capitalized under the Basel III Capital Rules, our Bank must maintain a CET1 capital ratio, Tier 1 capital ratio and total capital ratio of greater than or equal to 6.5%, 8.0% and 10.0%, respectively. The capital conservation buffers required by the Basel III Capital Rules are subject to a three year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5%. A financial institution with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and stock repurchases and executive bonus payments.
Quantitative measures established by these regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of June 30, 2016, that the Company and the Bank met all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based capital, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of June 30, 2016, and December 31, 2015. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material adverse effect on our financial condition and results of operations.
Because our bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.
The table below summarizes our capital ratios:

	June 30, 2016	December 31, 2015
Company
Risk-based capital:
CET1	7.37%	7.47%
Tier 1 capital	8.64%	8.81%
Total capital	10.86%	11.05%
Tier 1 leverage	8.69%	8.92%
Our mortgage finance loan volumes can increase significantly at month-end, causing a meaningful difference between ending balance and average balance for any period. At June 30, 2016, our total mortgage finance loans were $5.3 billion compared to the average for the six months ended June 30, 2016 of $4.1 billion. As CET1, Tier 1 and total capital ratios are calculated using quarter-end risk-weighted assets and our mortgage finance loans are 100% risk-weighted, the quarter-end fluctuation in these balances can significantly impact our reported ratios. We manage capital allocated to mortgage finance loans based on changing trends in average balances, as well as the inherent risk associated with the assets which implies a risk weight that is significantly different than the regulatory risk weight, and do not believe that the quarter-end balance is representative of risk characteristics that would justify higher allocations. However, we continue to monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels.
Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules further limit the amount of dividends that may be paid by our bank. No dividends were declared or paid on common stock during the six months ended June 30, 2016 or 2015.

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
Stock-based compensation consists of SARs, RSUs and cash-based performance units granted from 2010 through June 30, 2016.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Stock- based compensation expense recognized:
SARs	$77	$93	$159	$197
RSUs	1,034	1,019	2,084	1,906
Cash-based performance units	$2,155	$3,172	1,482	4,538
Total compensation expense recognized	$3,266	$4,284	$3,725	$6,641

June 30, 2016
(in thousands)	SARs and RSUs
Unrecognized compensation expense related to unvested awards	$13,314
Weighted average period over which expense is expected to be recognized, in years	3.2

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

Level 1
Quoted prices in active markets for identical assets or liabilities. This category includes the assets and liabilities related to our non-qualified deferred compensation plan where values are based on quoted market prices for identical equity securities in an active market.

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

Assets and liabilities measured at fair value at June 30, 2016 and December 31, 2015 are as follows (in thousands):

	Fair Value Measurements Using
June 30, 2016	Level 1	Level 2	Level 3
Available-for-sale securities:(1)
Residential mortgage-backed securities	$—	$18,633	$—
Municipals	—	566	—
Equity securities(2)	811	7,362	—
Loans held for sale (3)	—	221,347	—
Loans held for investment(4) (6)	—	—	19,064
OREO(5) (6)	—	—	18,727
Derivative assets(7)	—	65,138	—
Derivative liabilities(7)	—	66,702	—
Non-qualified deferred compensation liabilities (8)	811	—	—

December 31, 2015
Available-for-sale securities:(1)
Residential mortgage-backed securities	$—	$21,901	$—
Municipals	—	831	—
Equity securities(2)	—	7,260	—
Loans held for sale(3)	—	86,075	—
Loans(4) (6)	—	—	41,420
OREO(5) (6)	—	—	278
Derivative assets(7)	—	35,292	—
Derivative liabilities(7)	—	35,420	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.

(3)	Loans held for sale are measured at fair value on a recurring basis, generally monthly.

(4)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(5)	OREO is transferred from loans to OREO at fair value less selling costs.

(6)	Loans held for investment and OREO are measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.

(7)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.

(8)
Non-qualified deferred compensation plan liabilities represent the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets, and are measured at fair value on a recurring basis, generally monthly.

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
Loans held for investment

During the six months ended June 30, 2016 and the year ended December 31, 2015, certain impaired loans held for investment were re-evaluated and reported at fair value through a specific allocation of the allowance for loan losses based upon the fair value of the underlying collateral. The $19.1 million reported fair value above includes impaired loans held for investment at June 30, 2016 with a carrying value of $21.2 million that were reduced by specific allowance allocations totaling $2.1 million based on collateral valuations utilizing Level 3 valuation inputs. The $41.4 million reported fair value above includes impaired loans held for investment at December 31, 2015 with a carrying value of $49.7 million that were reduced by specific valuation allowance allocations totaling $8.3 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals.
OREO
Certain foreclosed assets, upon initial recognition, are recorded at fair value less estimated selling costs. At June 30, 2016 and December 31, 2015, OREO had a carrying value of $18.7 million and $278,000, respectively, with no specific valuation allowance. The fair value of OREO was computed based on third party appraisals, which are Level 3 valuation inputs.
Fair Value of Financial Instruments
Generally accepted accounting principles in the United States ("GAAP") require disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practical to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. This disclosure does not and is not intended to represent the fair value of the Company.
A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$2,722,977	$2,722,977	$1,790,870	$1,790,870
Securities, available-for-sale	27,372	27,372	29,992	29,992
Loans held for sale	221,347	221,347	86,075	86,075
Loans held for investment, net	17,595,143	17,598,060	16,570,839	16,576,297
Derivative assets	65,138	65,138	35,292	35,292
Deposits	16,703,565	16,704,143	15,084,619	15,085,080
Federal funds purchased	81,555	81,555	74,164	74,164
Customer repurchase agreements	14,427	14,427	68,887	68,887
Other borrowings	2,019,463	2,019,463	1,500,000	1,500,000
Subordinated notes	280,863	290,270	280,682	285,773
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liabilities	66,702	66,702	35,420	35,420
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
Cash and cash equivalents
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair value, and these financial instruments are characterized as Level 1 assets in the fair value hierarchy.
Securities, available-for-sale
Within the other available-for-sale securities portfolio, we hold equity securities related to our non-qualified deferred compensation plan which are valued using quoted market prices for identical equity securities in an active market. These financial instruments are classified as Level 1 assets in the fair value hierarchy. The fair value of the remaining investment portfolio is based on prices obtained from independent pricing services which are based on quoted market prices for the same or similar securities, and these financial instruments are characterized as Level 2 assets in the fair value hierarchy. We have obtained documentation from the primary pricing service we use about their processes and controls over pricing. In addition, on a quarterly basis we independently verify the prices that we receive from the service provider using two additional independent pricing sources. Any significant differences are investigated and resolved.

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
Derivatives
The estimated fair value of the interest rate swaps and caps is obtained from independent pricing services based on quoted market prices for the same or similar derivative contracts and these financial instruments are characterized as Level 2 assets in the fair value hierarchy. On a quarterly basis, we independently verify the fair value using an additional independent pricing source. Any significant differences are investigated and resolved. The derivative instruments related to the loans held for sale portfolio include loan purchase commitments and forward sales commitments. Loan purchase commitments are valued based upon the fair value of the underlying mortgage loans to be purchased, which is based on observable market data for similar loans. Forward sales commitments are valued based upon the quoted market prices from brokers. As such, these loan purchase commitments and forward sales commitments are classified as Level 2 assets in the fair value hierarchy.
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
During the three and six months ended June 30, 2016 and 2015, we entered into certain interest rate derivative positions that were not designated as hedging instruments. These derivative positions relate to transactions in which we enter into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations.
During the three and six months ended June 30, 2016, we entered into loan purchase commitment contracts with mortgage originators to purchase residential mortgage loans at a future date, as well as forward sales commitment contracts to sell residential mortgage loans at a future date.

The notional amounts and estimated fair values of interest rate derivative positions outstanding at June 30, 2016 and December 31, 2015 are presented in the following tables (in thousands):

	June 30, 2016			December 31, 2015
	Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging interest rate derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$1,058,433	$—	$63,639	$976,389	$—	$33,851
Commercial loan/lease interest rate caps	192,787	224	—	194,304	1,441	—
Customer counterparties:
Commercial loan/lease interest rate swaps	1,058,433	63,639	—	976,389	33,851	—
Commercial loan/lease interest rate caps	192,787	—	224	194,304	—	1,441
Economic hedging interest rate derivatives:
Loan purchase commitments	205,217	1,275	—	62,835	—	109
Forward sales commitments	399,500	—	2,839	143,200	—	19
Gross derivatives		65,138	66,702		35,292	35,420
Offsetting derivative assets/liabilities		—	—		—	—
Net derivatives included in the consolidated balance sheets		$65,138	$66,702		$35,292	$35,420
The weighted average received and paid interest rates for interest rate swaps outstanding at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016 Weighted Average Interest Rate		December 31, 2015 Weighted Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	2.90%	4.61%	2.96%	4.72%
The weighted average strike rate for outstanding interest rate caps was 2.35% at June 30, 2016 and 2.34% at December 31, 2015.
Our credit exposure on interest rate swaps and caps is limited to the net favorable value and interest payments of all swaps and caps by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the swaps and caps exceeds a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, relating to interest rate swaps and caps was approximately $65.1 million at June 30, 2016 and approximately $35.3 million at December 31, 2015, which primarily relates to bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values. At June 30, 2016 and December 31, 2015, we had $68.1 million and $37.1 million, respectively, in cash collateral pledged for these derivatives included in interest-bearing deposits.
(12) NEW ACCOUNTING PRONOUNCEMENTS
ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13") requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for public companies for annual periods beginning after December 13, 2019, including interim periods within those fiscal years. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are in the process of evaluating the impact adoption of ASU 2016-13 will have on our consolidated financial statements and disclosures.

ASU 2016-09 "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting" ("ASU 2016-09") amended guidance with the intent to simplify accounting for share-based payment transaction, including the income tax consequences and classification of awards. Among other items, the update requires excess tax benefits and deficiencies to be recognized as a component of income taxes within the income statement rather than other comprehensive income as required in current guidance. ASU 2016-09 is effective for public companies for annual periods beginning after December 31, 2016 and is not expected to have a significant impact on our financial statements.
ASU 2016-02 "Leases (Topic 842)" ("ASU 2016-02") requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. We have not yet selected a transition method as we are in the process of determining the effect of the standard on our financial statements and disclosures.
ASU 2015-03 "Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03") requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. We adopted ASU 2015-03 effective January 1, 2016 and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $5.2 million and $5.3 million of unamortized debt issuance costs related to our Subordinated notes from other assets to subordinated notes within the consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively. Other than this reclassification, the adoption of ASU 2015-03 did not have a material impact on our consolidated financial statements.
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

QUARTERLY FINANCIAL SUMMARIES – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended June 30, 2016			For the three months ended June 30, 2015
	Average Balance	Revenue/ Expense(1)	Yield/ Rate	Average Balance	Revenue/ Expense(1)	Yield/ Rate
Assets
Securities – taxable	$27,097	$240	3.57%	$35,081	$311	3.56%
Securities – non-taxable(2)	564	8	5.87%	1,427	18	5.06%
Federal funds sold and securities purchased under resale agreements	312,832	382	0.49%	200,690	118	0.24%
Deposits in other banks	2,871,295	3,750	0.53%	2,103,732	1,327	0.25%
Loans held for sale	157,898	1,350	3.44%	—	—	—
Loans held for investment, mortgage finance	4,412,091	33,974	3.10%	4,573,478	33,773	2.96%
Loans held for investment	12,276,272	132,740	4.35%	10,941,029	117,833	4.32%
Less allowance for loan losses	164,316	—	—	109,086	—	—
Loans held for investment, net of allowance for loan losses	16,524,047	166,714	4.06%	15,405,421	151,606	3.95%
Total earning assets	19,893,733	172,444	3.49%	17,746,351	153,380	3.47%
Cash and other assets	544,737			487,475
Total assets	$20,438,470			$18,233,826
Liabilities and Stockholders’ Equity
Transaction deposits	$2,207,726	$1,749	0.32%	$1,404,521	$458	0.13%
Savings deposits	6,388,133	6,494	0.41%	5,610,277	4,332	0.31%
Time deposits	486,610	728	0.60%	516,582	657	0.51%
Deposits in foreign branches	—	—	—%	246,035	195	0.32%
Total interest-bearing deposits	9,082,469	8,971	0.40%	7,777,415	5,642	0.29%
Other borrowings	1,411,387	1,477	0.42%	1,565,874	625	0.16%
Subordinated notes	280,805	4,191	6.00%	280,441	4,191	5.99%
Trust preferred subordinated debentures	113,406	734	2.61%	113,406	631	2.23%
Total interest bearing liabilities	10,888,067	15,373	0.57%	9,737,136	11,089	0.46%
Demand deposits	7,767,693			6,804,994
Other liabilities	113,927			161,614
Stockholders’ equity	1,668,783			1,530,082
Total liabilities and stockholders’ equity	$20,438,470			$18,233,826
Net interest income(2)		$157,071			$142,291
Net interest margin			3.18%			3.22%
Net interest spread			2.92%			3.01%
Loan spread			3.82%			3.79%

(1)	The loan averages include non-accrual loans and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

	For the six months ended June 30, 2016			For the six months ended June 30, 2015
	Average Balance	Revenue/ Expense(1)	Yield/ Rate	Average Balance	Revenue/ Expense(1)	Yield/ Rate
Assets
Securities – taxable	$27,720	$494	3.59%	$36,107	$643	3.59%
Securities – non-taxable(2)	661	19	5.77%	2,102	58	5.56%
Federal funds sold and securities purchased under resale agreements	308,628	754	0.49%	196,019	234	0.24%
Deposits in other banks	2,760,230	7,035	0.51%	2,061,882	2,587	0.25%
Loans held for sale	141,991	2,444	3.46%	—	—	—%
Loans held for investment, mortgage finance	4,068,302	63,011	3.11%	4,162,491	61,404	2.97%
Loans held for investment	12,093,530	258,494	4.30%	10,722,813	229,376	4.31%
Less allowance for loan losses	152,721	—	—	105,086	—	—
Loans held for investment, net of allowance for loan losses	16,009,111	321,505	4.04%	14,780,218	290,780	3.97%
Total earning assets	19,248,341	332,251	3.47%	17,076,328	294,302	3.48%
Cash and other assets	525,382			476,126
Total assets	$19,773,723			$17,552,454
Liabilities and Stockholders’ Equity
Transaction deposits	$2,106,271	$3,130	0.30%	$1,403,081	$902	0.13%
Savings deposits	6,361,779	13,208	0.42%	5,750,034	8,752	0.31%
Time deposits	498,186	1,455	0.59%	482,322	1,163	0.49%
Deposits in foreign branches	—	—	—%	274,969	453	0.33%
Total interest-bearing deposits	8,966,236	17,793	0.40%	7,910,406	11,270	0.29%
Other borrowings	1,379,192	2,768	0.40%	1,370,361	1,087	0.16%
Subordinated notes	280,759	8,382	6.00%	280,396	8,382	6.03%
Trust preferred subordinated debentures	113,406	1,450	2.57%	113,406	1,249	2.22%
Total interest bearing liabilities	10,739,593	30,393	0.57%	9,674,569	21,988	0.46%
Demand deposits	7,249,140			6,201,909
Other liabilities	131,173			157,151
Stockholders’ equity	1,653,817			1,513,221
Total liabilities and stockholders’ equity	$19,773,723			$17,546,850
Net interest income(2)		$301,858			$272,314
Net interest margin			3.15%			3.22%
Net interest spread			2.90%			3.02%
Loan spread			3.80%			3.81%

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•
Uncertainty in the pricing of mortgage loans that we purchase, and later sell or securitize, as well as competition for the mortgage servicing rights ("MSRs") related to these loans and related interest rate risk resulting from retaining MSRs.

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
In the third quarter of 2015, we launched a correspondent lending program, MCA, to complement our warehouse lending program. Through our MCA program we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loan sales to independent third parties or in securitization transactions to GSEs such as Fannie Mae, Freddie Mac and Ginnie Mae. We retain the MSRs in some cases with the expectation that they will be sold from time to time. Once purchased, these loans are classified as held for sale and are carried at fair value pursuant to our election of the fair value option. At the commitment date, we enter into a corresponding forward sale commitment with a third party, typically a GSE, to deliver the loans to the GSE within a specified timeframe. The estimated gain/loss for the entire transaction (from initial purchase commitment to final delivery of loans) is recorded as an asset or liability. Fair value is derived from observable current market prices, when available, and includes the fair value of the MSRs. At June 30, 2016 and December 31, 2015, we had $221.3 million and $86.1 million in loans held for sale related to MCA.
The following discussion and analysis presents the significant factors affecting our financial condition as of June 30, 2016 and December 31, 2015 and results of operations for the three and six months in the periods ended June 30, 2016 and 2015. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing in Part I, Item 1 of this report.

Results of Operations
Summary of Performance
We reported net income of $38.9 million and net income available to common stockholders of $36.4 million, or $0.78 per diluted common share, for the second quarter of 2016 compared to net income of $37.9 million and net income available to common stockholders of $35.5 million, or $0.76 per diluted common share, for the second quarter of 2015. Return on average common equity (“ROE”) was 9.65% and return on average assets ("ROA") was 0.77% for the second quarter of 2016, compared to 10.32% and 0.83%, respectively, for the second quarter of 2015. The ROA decrease resulted from continued low interest rates, as well as an $879.7 million increase in average liquidity assets during the three months ended June 30, 2016 compared to the same period of 2015. Net income and net income available to common stockholders for the six months ended June 30, 2016 totaled $64.0 million and $59.1 million, respectively, or $1.27 per diluted common share, compared to net income and net income available to common stockholders of $73.0 million and $68.1 million, respectively, or $1.47 per diluted common share, for the same period in 2015. ROE was 7.91% and ROA was 0.65% for the six months ended June 30, 2016 compared to 10.08% and 0.84%, respectively, for the six months ended June 30, 2015. The ROE decrease resulted from the increased provision for credit losses as well as continued low interest rates. The ROA decrease resulted from the increased provision for credit losses as well as continued low interest rates, as well as an $811.0 million increase in average liquidity assets during the six months ended June 30, 2016 compared to the same period of 2015.
Net income increased $943,000, or 2%, for the three months ended June 30, 2016, as compared to the same period in 2015. The increase was primarily the result of a $14.8 million increase in net interest income and a $1.2 million increase in non-interest income, offset by a $1.5 million increase in the provision for credit losses, a $13.0 million increase in non-interest expense and a $523,000 increase in income tax expense. Net income decreased $9.0 million or 12%, during the six months ended June 30, 2016 compared to the same period in 2015, primarily as a result of a $20.5 million increase in the provision for credit losses and a $23.3 million increase in non-interest expense, offset by a $29.6 million increase in net interest income, a $191,000 increase in non-interest income and a $5.1 million decrease in income tax expense.
Details of the changes in the various components of net income are discussed below.

Net Interest Income
Net interest income was $157.1 million for the second quarter of 2016, compared to $142.3 million for the second quarter of 2015. The increase was due to an increase in average earning assets of $2.1 billion as compared to the second quarter of 2015. The increase in average earning assets included a $1.1 billion increase in average net loans and a $879.7 million increase in average liquidity assets, offset by an $8.8 million decrease in average securities. For the quarter ended June 30, 2016, average net loans, liquidity assets and securities represented approximately 83%, 16% and less than 1%, respectively, of average earning assets compared to 87%, 13% and less than 1% for the same quarter of 2015.
Average interest-bearing liabilities for the quarter ended June 30, 2016 increased $1.2 billion from the second quarter of 2015, which included a $1.3 billion increase in interest-bearing deposits offset by a $154.5 million decrease in other borrowings. Average demand deposits increased from $6.8 billion at June 30, 2015 to $7.8 billion at June 30, 2016. The average cost of total deposits and borrowed funds increased to 0.23% for the second quarter of 2016 compared to 0.16% for the same period of 2015. The cost of interest-bearing liabilities increased from 0.46% for the quarter ended June 30, 2015 to 0.57% for the same period of 2016.
Net interest income was $301.9 million for the six months ended June 30, 2016, compared to $272.3 million for the same period in 2015. The increase was due to an increase in average earning assets of $2.2 billion as compared to the six months ended June 30, 2015. The increase in average earning assets included a $1.2 billion increase in average net loans and an $811.0 million increase in average liquidity assets, offset by a $9.8 million decrease in average securities. For the six months ended June 30, 2016, average net loans, liquidity assets and securities represented approximately 83%, 16% and less than 1%, respectively, of average earning assets compared to 87%, 13% and less than 1% for the same period of 2015.
Average interest-bearing liabilities for the six months ended June 30, 2016 increased $1.1 billion from the same period of 2015, which included a $1.1 billion increase in interest-bearing deposits and an $8.8 million increase in other borrowings. Average demand deposits increased from $6.2 billion at June 30, 2015 to $7.2 billion at June 30, 2016. The average cost of total deposits and borrowed funds increased to 0.24% for the six months ended June 30, 2015 2016 compared to 0.16% for the same period of 2015. The cost of interest-bearing liabilities increased from 0.46% for the six months ended June 30, 2015 to 0.57% for the same period of 2016.

The following table (in thousands) presents changes in taxable-equivalent net interest income between the three and six month periods ended June 30, 2016 and June 30, 2015 and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and changes due to differences in the average interest rate on those assets and liabilities.

	Three months ended June 30, 2016/2015			Six months ended June 30, 2016/2015
	Net	Change Due To(1)		Net	Change Due To(1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Interest income:
Securities(2)	$(81)	$(83)	$2	$(188)	$(188)	$—
Loans held for sale	1,350	1,350	—	2,444	2,444	—
Loans held for investment, mortgage finance loans	201	(733)	934	1,607	(1,558)	3,165
Loans held for investment	14,907	14,006	901	29,118	30,061	(943)
Federal funds sold	264	66	198	520	135	385
Deposits in other banks	2,423	476	1,947	4,448	880	3,568
Total	19,064	15,082	3,982	37,949	31,774	6,175
Interest expense:
Transaction deposits	1,291	259	1,032	2,223	454	1,769
Savings deposits	2,162	591	1,571	4,461	939	3,522
Time deposits	71	(38)	109	292	38	254
Deposits in foreign branches	(195)	(195)	—	(453)	(453)	—
Borrowed funds	852	(61)	913	1,681	7	1,674
Long-term debt	103	—	103	201	—	201
Total	4,284	556	3,728	8,405	985	7,420
Net interest income	$14,780	$14,526	$254	$29,544	$30,789	$(1,245)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable and assume a 35% tax rate.
Net interest margin, which is defined as the ratio of net interest income to average earning assets, was 3.18% for the second quarter of 2016 compared to 3.22% for the second quarter of 2015. The year-over-year decrease was primarily due to the $879.7 million increase in average balances of liquidity assets, which include Federal funds sold and deposits held principally at the Federal Reserve Bank of Dallas. Funding costs, including demand deposits and borrowed funds, increased to 0.23% for the second quarter of 2016 compared to 0.16% for the second quarter of 2015. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.26% for the second quarter of 2016 compared to 3.31% for the second quarter of 2015. The decrease resulted primarily from the increase in funding costs, as well as the increased proportion of liquidity assets to total earning assets. Total funding costs, including all deposits, long-term debt and stockholders’ equity, increased to 0.30% for the second quarter of 2016 compared to 0.24% for the second quarter of 2015.
Non-interest Income
The components of non-interest income were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service charges on deposit accounts	$2,411	$2,149	$4,521	$4,243
Trust fee income	1,098	1,287	1,911	2,487
Bank owned life insurance (BOLI) income	536	476	1,072	960
Brokered loan fees	5,864	5,277	10,509	9,509
Swap fees	1,105	1,035	1,412	3,021
Other	2,918	2,547	5,804	4,818
Total non-interest income	$13,932	$12,771	$25,229	$25,038

Non-interest income increased $1.2 million during the three months ended June 30, 2016 compared to the same period of 2015. This increase was primarily due to a $587,000 increase in brokered loan fees during the three months ended June 30, 2016 compared to the same period of 2015 as a result of an increase in mortgage finance volumes. Service charges increased $262,000 during the three months ended June 30, 2016 compared to the same period of 2015 as a result of the increase in deposit balances and improved pricing. Other non-interest income includes such items as letter of credit fees and other general operating income, none of which account for 1% or more of total interest income and non-interest income.
Non-interest income increased $191,000 during the six months ended June 30, 2016 compared to the same period of 2015. This increase was primarily due to a $1.0 million increase in brokered loan fees during the six months ended June 30, 2016 compared to the same period of 2015 as a result of an increase in mortgage finance volumes. Other non-interest income increased $986,000 during the six months ended June 30, 2016 compared to the same period of 2015. Other non-interest income includes such items as letter of credit fees and other general operating income, none of which account for 1% or more of total interest income and non-interest income. Offsetting these increases was a $1.6 million decrease in swap fees during the six months ended June 30, 2016 compared to the same period of 2015. Swap fees are fees related to customer swap transactions and are received from the institution that is our counterparty on the transaction. These fees fluctuate from quarter to quarter based on the number and volume of transactions closed during the quarter.
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
Non-interest Expense
The components of non-interest expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Salaries and employee benefits	$54,810	$48,200	$106,182	$94,028
Net occupancy expense	5,838	5,808	11,650	11,499
Marketing	4,486	3,925	8,394	8,143
Legal and professional	6,226	5,618	11,550	9,666
Communications and technology	6,391	5,647	12,608	10,725
FDIC insurance assessment	6,043	4,211	11,512	8,001
Allowance and other carrying costs for OREO	260	6	496	15
Other(1)	10,201	7,861	18,683	15,716
Total non-interest expense	$94,255	$81,276	$181,075	$157,793

(1)
Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, due from bank charges and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the second quarter of 2016 increased $13.0 million, or 16%, to $94.3 million from $81.3 million in the second quarter of 2015. The increase is primarily attributable to a $6.6 million increase in salaries and employee benefits expense due to general business growth and continued build-out.
Marketing expense for the three months ended June 30, 2016 increased $561,000 compared to the same quarter of 2015 as a result of general business growth.
Legal and professional expense for the three months ended June 30, 2016 increased $608,000 compared to the same quarter of 2015. Our legal and professional expense will continue to fluctuate and could increase in the future due to additional growth and as we respond to continued regulatory changes and strategic initiatives.
Communications and technology expense for the three months ended June 30, 2016 increased $744,000 as a result of general business and customer growth and continued build-out needed to support that growth, including investment in IT security.
FDIC insurance assessment expense for the three months ended June 30, 2016 increased $1.8 million compared to the same quarter in 2015 as a result of the increase in total assets from June 30, 2015 to June 30, 2016.

Non-interest expense for the six months ended June 30, 2016 increased $23.3 million, or 15%, to $181.1 million from $157.8 million for the same period of 2015. The increase is primarily attributable to a $12.2 million increase in salaries and employee benefits expense due to general business growth and continued build-out.
Legal and professional expense for the six months ended June 30, 2016 increased $1.9 million compared to the same period of 2015. Our legal and professional expense will continue to fluctuate and could increase in the future due to additional growth and as we respond to continued regulatory changes and strategic initiatives.
Communications and technology expense for the six months ended June 30, 2016 increased $1.9 million as a result of general business and customer growth and continued build-out needed to support that growth, including investment in IT security.
FDIC insurance assessment expense for the six months ended June 30, 2016 increased $3.5 million compared to the same period in 2015 as a result of the increase in total assets from June 30, 2015 to June 30, 2016.
Analysis of Financial Condition
Loans Held for Investment
Loans were as follows as of the dates indicated (in thousands):

	June 30, 2016	December 31, 2015
Commercial	$7,178,364	$6,672,631
Mortgage finance	5,260,027	4,966,276
Construction	2,023,725	1,851,717
Real estate	3,228,853	3,139,197
Consumer	26,283	25,323
Leases	103,565	113,996
Gross loans held for investment	17,820,817	16,769,140
Deferred income (net of direct origination costs)	(58,277)	(57,190)
Allowance for loan losses	(167,397)	(141,111)
Total loans held for investment, net	$17,595,143	$16,570,839
Total loans held for investment net of allowance for loan losses at June 30, 2016 increased $1.0 billion from December 31, 2015 to $17.6 billion. Our business plan focuses primarily on lending to middle market businesses and successful professionals and entrepreneurs, and as such, commercial, real estate and construction loans have comprised a majority of our loan portfolio. Consumer loans generally have represented 1% or less of the portfolio. Mortgage finance loans relate to our mortgage warehouse lending operations in which we invest in mortgage loan ownership interests that are typically sold within 10 to 20 days. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans as well as overall market interest rates and tend to peak at the end of each month.
We originate a substantial majority of all loans held for investment (excluding mortgage finance loans). We also participate in syndicated loan relationships, both as a participant and as an agent. As of June 30, 2016, we had $2.1 billion in syndicated loans, $536.3 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of June 30, 2016, $74.8 million of our syndicated loans were on non-accrual.
Portfolio Geographic Concentration
When considering our mortgage finance loans and other national lines of business, more than 50% of our borrowers and the value of collateral securing our loans held for investment are located outside of Texas. However, as of June 30, 2016, a majority of our loans held for investment, excluding our mortgage finance loans and other national lines of business, were to businesses with headquarters and operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We also make loans to these customers that are secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses.

Summary of Loan Loss Experience
The provision for credit losses is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $16.0 million during the second quarter of 2016 compared to $14.5 million in the second quarter of 2015 and $30.0 million in the first quarter of 2016. The increase in provision recorded during the second quarter of 2016 compared to the same period in 2015 is related to the deterioration in our energy portfolio as well as growth in loans held for investment, excluding mortgage finance loans, and an increase in total criticized loans, as well as changes in applied risk weights. Risk weights are based on historical loss experience as well as changes in the composition of our pass-rated loan portfolio.
The allowance for credit losses, which includes a liability for losses on unfunded commitments, totaled $176.8 million at June 30, 2016, $150.1 million at December 31, 2015 and $126.7 million at June 30, 2015. The combined allowance percentage increased to 1.41% at June 30, 2016 from 1.28% and 1.14% at December 31, 2015 and June 30, 2015, respectively. The combined allowance as a percent of loans held for investment, excluding mortgage finance loans, has trended up during 2015 and into 2016 primarily as a result of the increasing provision for credit losses driven by deterioration in our energy portfolio and management's allocation of a higher reserve to the Bank's pass-rated portfolio as deemed appropriate in light of current environmental conditions.
The overall allowance for loan losses results from consistent application of our loan loss reserve methodology. At June 30, 2016, we believe the allowance is appropriate to cover all inherent losses in the portfolio and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, our estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

Activity in the allowance for loan losses is presented in the following table (in thousands, except percentage and multiple data):

	Six months ended June 30, 2016	Year ended December 31, 2015	Six months ended June 30, 2015
Allowance for loan losses:
Beginning balance	$141,111	$100,954	$100,954
Loans charged-off:
Commercial	24,287	16,254	8,520
Real estate	528	389	346
Consumer	—	62	62
Leases	—	25	—
Total charge-offs	24,815	16,730	8,928
Recoveries:
Commercial	5,334	4,944	1,710
Construction	34	400	355
Real estate	21	33	20
Consumer	11	173	10
Leases	45	38	23
Total recoveries	5,445	5,588	2,118
Net charge-offs	19,370	11,142	6,810
Provision for loan losses	45,656	51,299	24,626
Ending balance	$167,397	$141,111	$118,770
Allowance for off-balance sheet credit losses:
Beginning balance	$9,011	$7,060	$7,060
Provision for off-balance sheet credit losses	344	1,951	874
Ending balance	$9,355	$9,011	$7,934
Total allowance for credit losses	$176,752	$150,122	$126,704
Total provision for credit losses	$46,000	$53,250	$25,500
Allowance for loan losses to LHI	0.94%	0.84%	0.74%
Allowance for loan losses to LHI excluding mortgage finance loans	1.34%	1.20%	1.07%
Net charge-offs to average LHI(1)	0.24%	0.07%	0.09%
Net charge-offs to average LHI excluding mortgage finance loans(1)	0.32%	0.10%	0.13%
Total provision for credit losses to average LHI	0.57%	0.35%	0.35%
Total provision for credit losses to average LHI excluding mortgage finance loans	0.76%	0.48%	0.48%
Recoveries to total charge-offs	21.94%	33.40%	23.72%
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.17%	0.16%	0.15%
Combined allowance for credit losses to LHI	1.00%	0.90%	0.79%
Combined allowance for credit losses to LHI excluding mortgage finance loans	1.41%	1.28%	1.14%
Non-performing assets:
Non-accrual loans(4)	$165,429	$179,788	$122,920
OREO(3)	18,727	278	609
Other repossessed assets	—	230	—
Total	$184,156	$180,296	$123,529
Restructured loans	$249	$249	$249
Loans past due 90 days and still accruing(2)	7,743	7,013	5,482
Allowance for loan losses to non-accrual loans	1.0x	0.8x	1.0x

(1)	Interim period ratios are annualized.

(2)
At June 30, 2016, December 31, 2015 and June 30, 2015, loans past due 90 days and still accruing include premium finance loans of $5.0 million, $6.6 million and $4.8 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(3)	We did not have a valuation allowance recorded against the OREO balance at June 30, 2016, December 31, 2015 or June 30, 2015.

(4)	As of June 30, 2016, December 31, 2015 and June 30, 2015, non-accrual loans included $33.3 million, $24.9 million and $28.2 million, respectively, in loans that met the criteria for restructured.
Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type and by type of property securing the credit and OREO (in thousands):

	June 30, 2016	December 31, 2015	June 30, 2015

Non-accrual loans(1)
Commercial
Oil and gas properties	$126,658	$104,179	$37,984
Assets of the borrowers	31,038	30,360	53,206
Inventory	2,039	2,099	—
Other	2,890	2,020	875
Total commercial	162,625	138,658	92,065
Construction
Commercial buildings	—	16,667	16,749
Unimproved land	—	—	—
Total construction	—	16,667	16,749
Real estate
Commercial property	2,091	2,867	2,951
Unimproved land and/or developed residential lots	—	3,576	3,639
Farm land	—	12,486	—
Other	713	383	1,079
Total real estate	2,804	19,312	7,669
Consumer	—	—	—
Leases	—	5,151	6,437
Total non-accrual loans	165,429	179,788	122,920
Repossessed assets:
OREO(2)	18,727	278	609
Other repossessed assets	—	230	—
Total non-performing assets	$184,156	$180,296	$123,529

(1)	As of June 30, 2016, December 31, 2015 and June 30, 2015, non-accrual loans included $33.3 million, $24.9 million and $28.2 million, respectively, in loans that met the criteria for restructured.

(2)	We did not have a valuation allowance recorded against the OREO balance at June 30, 2016, December 31, 2015 or June 30, 2015.
Total non-performing assets at June 30, 2016 increased $60.6 million from June 30, 2015 and $4.0 million from December 31, 2015. We experienced a significant increase in levels of non-performing assets during the six months ended June 30, 2016 compared to the same period in 2015, primarily related to deterioration in our energy portfolio, which was expected as energy prices remain low. Energy non-performing assets totaled $127.1 million at June 30, 2016 compared to $41.1 million at June 30, 2015 and $120.4 million at December 31, 2015. Our provision for credit losses increased as a result of changes in the applied risk weights, an increase in total criticized loans, primarily related to the energy portfolio, and continuing growth in loans held for investment, excluding mortgage finance loans. Risk weights are based on historical loss experience as adjusted for current environmental factors as well as changes in the composition of our pass-rated loan portfolio. This resulted in an increase in the allowance for loan losses as a percent of loans excluding mortgage finance loans for June 30, 2016 compared to December 31, 2015 and June 30, 2015.
Generally, we place loans held for investment on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of June 30, 2016, $820,000 of our non-accrual loans were earning on a cash basis. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At June 30, 2016, we had $65.1 million in loans of this type, compared to none at December 31, 2015, which were not included in either non-accrual or 90 days past due categories.
The table below summarizes the assets held in OREO at June 30, 2016 (in thousands):

Medical building	$17,398
Oil and gas property	$1,141
Other	$188
Total OREO	$18,727
When foreclosure occurs, the acquired asset is recorded at fair value less selling costs, generally based on appraised value, which may result in partial charge-off of the loan. So long as the property is retained, further reductions in appraised value will result in valuation adjustments being taken as non-interest expense. If the decline in value is believed to be permanent and not just driven by short-term market conditions, a direct write-down of the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure to decreases in the appraised value of the asset during that holding period. We did not record a valuation expense during the six months ended June 30, 2016 and 2015.
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
The table below presents the unpaid principal balance of loans held for sale and related fair values at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Unpaid principal balance	209,617	82,853
Fair value	221,347	86,075
Fair value over/(under) unpaid principal balance	11,730	3,222
No loans held for sale were 90 days or more past due or on non-accrual as of June 30, 2016 and December 31, 2015.
The differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding and premiums or discounts on acquired loans.

We generally retain the right to service the loans sold, creating MSR assets on our balance sheet. A summary of MSR activities for the six months ended June 30, 2016 is as follows (in thousands):

Servicing asset:(1)
Balance, beginning of year	$423
Capitalized servicing rights	8,805
Amortization	(271)
Balance, end of period	8,957
Valuation allowance:
Balance, beginning of year	$—
Increase in valuation allowance	$414
Balance, end of period	$414
Servicing asset, net(1)	$8,543

(1)	Mortgage servicing rights are reported on the consolidated balance sheets at lower of cost or market. Carrying value and fair value were the same at June 30, 2016 and December 31, 2015, respectively.
At June 30, 2016 and December 31, 2015, our servicing portfolio of residential mortgage loans sold included 2,885 and 168 loans, respectively, with an outstanding principal balance of $736.3 million and $39.0 million, respectively. In connection with the servicing of these loans, we maintain escrow funds for taxes and insurance in the name of investors, as well as collections in transit to investors. These escrow funds are segregated and held in separate non-interest-bearing bank accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $9.0 million at June 30, 2016.
As of June 30, 2016 and December 31, 2015, management used the following assumptions to determine the fair value of MSRs:

	June 30, 2016	December 31, 2015
Average discount rates	10.02%	9.76%
Expected prepayment speeds	12.25%	9.66%
Weighted average life, in years	6.1
In conjunction with the sale and securitization of loans held for sale, we may be exposed to liability resulting from recourse agreements and repurchase agreements. If it is determined subsequent to our sale of a loan that the loan sold is in breach of the representations or warranties made in the applicable sale agreement, we may have an obligation to (a) repurchase the loan for the unpaid principal balance, accrued interest and related advances, (b) indemnify the purchaser against any loss it suffers or (c) make the purchaser whole for the economic benefits of the loan. During the six months ended June 30, 2016, we originated or purchased and sold approximately $712.5 million of mortgage loans to GSEs.
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
Because the MCA business commenced in 2015, we have no historical data to support the establishment of a reserve. The baseline for the repurchase reserve uses historical loss factors obtained from industry data that are applied to loan pools originated and sold during the six months ended June 30, 2016. The historical industry data loss factors and experienced losses will be accumulated for each sale vintage (year loan was sold) and applied to more recent sale vintages to estimate inherent losses not yet realized. Our estimated exposure related to these loans was $363,000 at June 30, 2016 and is recorded in other liabilities in the consolidated balance sheets. We had no losses due to repurchase, indemnification or make-whole obligations during the year ended June 30, 2016.

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), which take into account the demonstrated marketability of assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost effectiveness. For the year ended December 31, 2015 and for the six months ended June 30, 2016 our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from Federal funds purchased and Federal Home Loan Bank ("FHLB") borrowings, which are generally used to fund mortgage finance assets.
Deposit growth and increases in borrowing capacity related to our mortgage finance loans have resulted in an increase in liquidity assets to $2.6 billion at June 30, 2016. The following table summarizes the growth in and composition of liquidity assets (in thousands):

	June 30, 2016	December 31, 2015	June 30, 2015
Federal funds sold and securities purchased under resale agreements	$30,000	$55,000	$16,300
Interest-bearing deposits	2,594,170	1,626,374	1,321,064
Total liquidity assets	$2,624,170	$1,681,374	$1,337,364

Total liquidity assets as a percent of:
Total loans held for investment, excluding mortgage finance loans	21.0%	14.3%	12.0%
Total loans held for investment	14.8%	10.1%	8.3%
Total earning assets	12.8%	9.2%	7.7%
Total deposits	15.7%	11.1%	9.4%
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

	June 30, 2016	December 31, 2015	June 30, 2015
Deposits from core customers	$14,899.7	$13,743.8	$12,623.2
Deposits from core customers as a percent of total deposits	89.2%	91.1%	89.0%
Relationship brokered deposits	$1,803.9	$1,340.8	$1,565.1
Relationship brokered deposits as a percent of total deposits	10.8%	8.9%	11.0%
Traditional brokered deposits	$—	$—	$—
Traditional brokered deposits as a percent of total deposits	—%	—%	—%
Average deposits from core customers(1)	$14,549.8	$13,172.6	$12,467.9
Average deposits from core customers as a percent of total quarterly average deposits(1)	89.7%	89.4%	88.3%
Average relationship brokered deposits(1)	$1,665.5	$1,566.8	$1,644.4
Average relationship brokered deposits as a percent of total quarterly average deposits(1)	10.3%	10.6%	11.7%
Average traditional brokered deposits(1)	$—	$—	$—
Average traditional brokered deposits as a percent of total quarterly average deposits(1)	—%	—%	—%

(1)	Annual averages presented for December 31, 2015.
We have access to sources of brokered deposits that we estimate to be $3.5 billion. Based on our internal guidelines, we have chosen to limit our use of these sources to a lesser amount. Customer deposits (total deposits, including relationship brokered deposits, minus brokered CDs) at June 30, 2016 increased by $2.5 billion from December 31, 2015 and increased $1.6 billion from June 30, 2015.
We have short-term borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our mortgage finance assets, due to their liquidity, short duration and interest spreads available. These borrowing sources include Federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes and advances from the FHLB and the Federal Reserve. The following table summarizes our short-term borrowings as of June 30, 2016 (in thousands):

Federal funds purchased	$81,555
Repurchase agreements	14,427
FHLB borrowings	2,012,463
Line of credit	7,000
Total short-term borrowings	$2,115,445
Maximum short-term borrowings outstanding at any month-end during the year	$2,115,445
The following table summarizes our other borrowing capacities in excess of balances outstanding at June 30, 2016 (in thousands):

FHLB borrowing capacity relating to loans	$3,718,417
FHLB borrowing capacity relating to securities	2,640
Total FHLB borrowing capacity	$3,721,057
Unused Federal funds lines available from commercial banks	$1,201,000

The following table summarizes our long-term borrowings as of June 30, 2016 (in thousands):

Subordinated notes	$280,863
Trust preferred subordinated debentures	113,406
Total long-term borrowings	$394,269
At June 30, 2016, we had a revolving, non-amortizing line of credit with a maximum availability of $130.0 million. This line of credit matures on December 21, 2016. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. As of June 30, 2016, $7.0 million in borrowings were outstanding compared to none at December 31, 2015.
Our equity capital, including $150 million in preferred stock, averaged $1.7 billion for the six months ended June 30, 2016, as compared to $1.5 billion for the same period in 2015. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
As of June 30, 2016, our capital ratios were above the levels required to be well capitalized. We believe that our earnings, periodic capital raising transactions and the addition of loan and deposit relationships will allow us to continue to grow organically.

Commitments and Contractual Obligations
The following table presents significant fixed and determinable contractual payment obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of June 30, 2016, our significant fixed and determinable contractual obligations to third parties, excluding interest, were as follows (in thousands):

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
Deposits without a stated maturity	$16,201,712	$—	$—	$—	$16,201,712
Time deposits	475,239	20,513	6,080	21	501,853
Federal funds purchased and customer repurchase agreements	95,982				95,982
FHLB borrowings	2,012,463				2,012,463
Line of credit	7,000				7,000
Operating lease obligations(1)	8,155	16,340	61,974	34,323	120,792
Subordinated notes	—	—	—	280,863	280,863
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total contractual obligations	$18,800,551	$36,853	$68,054	$428,613	$19,334,071

(1)	Non-balance sheet item.
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
We follow financial accounting and reporting policies that are in accordance with GAAP and generally accepted practice within the banking industry. The more significant of these policies are summarized in Note 1 - Operations and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policies noted below could be deemed to meet the SEC’s definition of a critical accounting policy.
Allowance for Loan Losses
Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with ASC 310, Receivables, and ASC 450, Contingencies. The allowance for loan losses is established through a provision for credit losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the loan losses inherent in the loan portfolio. The allowance for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general allowance, the portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. See “Summary of Loan Loss Experience” and Note 4 – Loans Held for Investment and Allowance for Loan Losses in the accompanying notes to the consolidated financial statements included elsewhere in this report for further discussion of the risk factors considered by management in establishing the allowance for loan losses.

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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of June 30, 2016, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
June 30, 2016
(In thousands)

	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Securities(1)	$5,258	$9,494	3,098	$9,522	$27,372
Total variable loans	15,876,373	26,123	—	—	15,902,496
Total fixed loans	419,739	1,116,365	421,302	182,262	2,139,668
Total loans(2)	16,296,112	1,142,488	421,302	182,262	18,042,164
Total interest sensitive assets	$16,301,370	$1,151,982	$424,400	$191,784	$18,069,536
Liabilities:
Interest-bearing customer deposits	$8,217,504	$—	$—	$—	$8,217,504
CDs & IRAs	180,279	294,960	20,513	6,101	501,853
Traditional brokered deposits	—	—	—	—	—
Total interest-bearing deposits	8,397,783	294,960	20,513	6,101	8,719,357
Repurchase agreements, Federal funds purchased, FHLB borrowings, line of credit	2,115,445	—	—	—	2,115,445
Subordinated notes	—	—	—	280,863	280,863
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	2,115,445	—	—	394,269	2,509,714
Total interest sensitive liabilities	$10,513,228	$294,960	$20,513	$400,370	$11,229,071
Gap	$5,788,142	$857,022	$403,887	$(208,586)	$—
Cumulative Gap	5,788,142	6,645,164	7,049,051	6,840,465	6,840,465

Demand deposits					$7,984,208
Stockholders’ equity					1,684,735
Total					$9,668,943

(1)	Securities based on fair market value.

(2)	Loans are stated at gross.
The table above sets forth the balances as of June 30, 2016 for interest-bearing assets, interest bearing liabilities, and the total of non-interest bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and loan and deposit account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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
The two “shock test” scenarios assume a sustained parallel 100 and 200 basis point increase in interest rates. As short-term rates have remained low through 2015 and the first six months of 2016, we do not believe that analysis of an assumed decrease in interest rates would provide meaningful results. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%, at which point we will resume evaluations of shock scenarios in which interest rates decrease.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario		Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	100 bp Increase	200 bp Increase	100 bp Increase	200 bp Increase
	June 30, 2016		June 30, 2015
Change in net interest income	$110,368	$228,444	$84,883	$178,313
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

ITEM 6.	EXHIBITS

(a)	Exhibits
	10.1*	Special Retention Restricted Stock Unit Award Agreement between Julie Anderson and Texas Capital Bancshares, Inc. dated May 17, 2016, filed herewith.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
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

101
The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

* Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: July 21, 2016

/s/ Peter B. Bartholow
Peter B. Bartholow
Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number
10.1*	Special Retention Restricted Stock Unit Award Agreement between Julie Anderson and Texas Capital Bancshares, Inc. dated May 17, 2016, filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
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

101
The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

* Denotes management contract or compensatory plan.