Form 10-Q
period 2016-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2016-10-20
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On October 20, 2016, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share 46,013,269

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended September 30, 2016

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$117,345	$109,496
Interest-bearing deposits	3,441,074	1,626,374
Federal funds sold and securities purchased under resale agreements	30,000	55,000
Securities, available-for-sale	26,356	29,992
Loans held for sale, at fair value	648,684	86,075
Loans held for investment, mortgage finance	4,961,159	4,966,276
Loans held for investment (net of unearned income)	12,662,394	11,745,674
Less: Allowance for loan losses	180,436	141,111
Loans held for investment, net	17,443,117	16,570,839
Mortgage servicing rights, net	15,462	423
Premises and equipment, net	20,604	23,561
Accrued interest receivable and other assets	454,116	382,101
Goodwill and intangible assets, net	19,630	19,960
Total assets	$22,216,388	$18,903,821
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$8,789,740	$6,386,911
Interest-bearing	9,355,383	8,697,708
Total deposits	18,145,123	15,084,619
Accrued interest payable	3,124	5,097
Other liabilities	196,579	153,433
Federal funds purchased and repurchase agreements	81,420	143,051
Other borrowings	1,670,000	1,500,000
Subordinated notes, net	280,954	280,682
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	20,490,606	17,280,288
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares – 10,000,000
Issued shares – 6,000,000 shares issued at September 30, 2016 and December 31, 2015	150,000	150,000
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 46,009,912 and 45,874,224 at September 30, 2016 and December 31, 2015, respectively	460	459
Additional paid-in capital	717,452	714,546
Retained earnings	857,238	757,818
Treasury stock (shares at cost: 417 at September 30, 2016 and December 31, 2015)	(8)	(8)
Accumulated other comprehensive income, net of taxes	640	718
Total stockholders’ equity	1,725,782	1,623,533
Total liabilities and stockholders’ equity	$22,216,388	$18,903,821
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME – UNAUDITED
(In thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest income
Interest and fees on loans	$177,724	$151,749	$501,673	$442,529
Securities	232	298	739	979
Federal funds sold and securities purchased under resale agreements	455	193	1,209	427
Deposits in other banks	4,081	1,616	11,116	4,203
Total interest income	182,492	153,856	514,737	448,138
Interest expense
Deposits	8,950	6,240	26,743	17,510
Federal funds purchased	126	56	362	217
Repurchase agreements	3	6	8	14
Other borrowings	1,730	672	4,257	1,590
Subordinated notes	4,191	4,191	12,573	12,573
Trust preferred subordinated debentures	753	643	2,203	1,892
Total interest expense	15,753	11,808	46,146	33,796
Net interest income	166,739	142,048	468,591	414,342
Provision for credit losses	22,000	13,750	68,000	39,250
Net interest income after provision for credit losses	144,739	128,298	400,591	375,092
Non-interest income
Service charges on deposit accounts	2,880	2,096	7,401	6,339
Trust fee income	1,113	1,222	3,024	3,709
Bank owned life insurance (BOLI) income	520	484	1,592	1,444
Brokered loan fees	7,581	4,885	18,090	14,394
Swap fees	918	254	2,330	3,275
Other	3,704	2,439	9,508	7,257
Total non-interest income	16,716	11,380	41,945	36,418
Non-interest expense
Salaries and employee benefits	56,722	48,583	162,904	142,611
Net occupancy expense	5,634	5,874	17,284	17,373
Marketing	4,292	3,999	12,686	12,142
Legal and professional	5,333	5,510	16,883	15,176
Communications and technology	6,620	5,180	19,228	15,905
FDIC insurance assessment	6,355	4,489	17,867	12,490
Allowance and other carrying costs for OREO	269	1	765	16
Other	9,574	8,052	28,257	23,768
Total non-interest expense	94,799	81,688	275,874	239,481
Income before income taxes	66,656	57,990	166,662	172,029
Income tax expense	23,931	20,876	59,929	61,928
Net income	42,725	37,114	106,733	110,101
Preferred stock dividends	2,438	2,438	7,313	7,313
Net income available to common stockholders	$40,287	$34,676	$99,420	$102,788
Other comprehensive income (loss)
Change in net unrealized gain on available-for-sale securities arising during period, before-tax	$(63)	$(216)	$(121)	$(613)
Income tax benefit related to net unrealized gain on available-for-sale securities	(23)	(75)	(43)	(214)
Other comprehensive loss, net of tax	(40)	(141)	(78)	(399)
Comprehensive income	$42,685	$36,973	$106,655	$109,702

Basic earnings per common share	$0.88	$0.76	$2.16	$2.24
Diluted earnings per common share	$0.87	$0.75	$2.14	$2.21
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands except share data)

	Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
Balance at December 31, 2014 (audited)	6,000,000	$150,000	45,735,424	$457	$709,738	$622,714	(417)	$(8)	$1,289	$1,484,190
Comprehensive income:
Net income	—	—	—	—	—	110,101	—	—	—	110,101
Change in unrealized gain on available-for-sale securities, net of taxes of $214	—	—	—	—	—	—	—	—	(399)	(399)
Total comprehensive income										109,702
Tax benefit related to exercise of stock-based awards	—	—	—	—	1,092	—	—	—	—	1,092
Stock-based compensation expense recognized in earnings	—	—	—	—	3,328	—	—	—	—	3,328
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	—	(7,313)	—	—	—	(7,313)
Issuance of stock related to stock-based awards	—	—	135,688	1	(949)	—	—	—	—	(948)
Balance at September 30, 2015	6,000,000	$150,000	45,871,112	$458	$713,209	$725,502	(417)	$(8)	$890	$1,590,051

Balance at December 31, 2015 (audited)	6,000,000	$150,000	45,874,224	$459	$714,546	$757,818	(417)	$(8)	$718	$1,623,533
Comprehensive income:
Net income	—	—	—	—	—	106,733	—	—	—	106,733
Change in unrealized gain on available-for-sale securities, net of taxes of $43	—	—	—	—	—	—	—	—	(78)	(78)
Total comprehensive income										106,655
Tax benefit related to exercise of stock-based awards	—	—	—	—	1,213	—	—	—	—	1,213
Stock-based compensation expense recognized in earnings	—	—	—	—	3,466	—	—	—	—	3,466
Preferred stock dividend	—	—	—	—	—	(7,313)	—	—	—	(7,313)
Issuance of stock related to stock-based awards	—	—	135,688	1	(1,773)	—	—	—	—	(1,772)
Balance at September 30, 2016	6,000,000	$150,000	46,009,912	$460	$717,452	$857,238	(417)	$(8)	$640	$1,725,782
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	Nine months ended September 30,
	2016	2015
Operating activities
Net income	$106,733	$110,101
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	68,000	39,250
Depreciation and amortization	16,179	12,230
Increase in valuation allowance on mortgage servicing rights	414	—
Bank owned life insurance (BOLI) income	(1,592)	(1,444)
Stock-based compensation expense	6,175	9,286
Excess tax benefits from stock-based compensation arrangements	(1,328)	(1,134)
Purchases of loans held for sale	(1,927,702)	(4,440)
Proceeds from sales and repayments of loans held for sale	1,368,666	3,378
Capitalization of mortgage servicing rights	(16,344)	—
(Gain) loss on sale of loans held for sale and other assets	(1,307)	134
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(79,267)	(77,873)
Accrued interest payable and other liabilities	34,172	2,339
Net cash provided by (used in) operating activities	(427,201)	91,827
Investing activities
Purchases of available-for-sale securities	(1,278)	—
Maturities and calls of available-for-sale securities	265	2,430
Principal payments received on available-for-sale securities	4,528	6,677
Originations of mortgage finance loans	(74,594,117)	(66,786,322)
Proceeds from pay-offs of mortgage finance loans	74,599,234	66,575,657
Net increase in loans held for investment, excluding mortgage finance loans	(943,534)	(1,417,605)
Purchase of premises and equipment, net	(1,526)	(3,729)
Proceeds from sale of foreclosed assets	62	1,430
Net cash used in investing activities	(936,366)	(1,621,462)
Financing activities
Net increase in deposits	3,060,504	2,492,045
Costs from issuance of stock related to stock-based awards and warrants	(1,772)	(948)
Preferred dividends paid	(7,313)	(7,313)
Net increase in other borrowings	170,000	149,995
Excess tax benefits from stock-based compensation arrangements	1,328	1,134
Net increase (decrease) in Federal funds purchased and repurchase agreements	(61,631)	11,158
Net cash provided by financing activities	3,161,116	2,646,071
Net increase in cash and cash equivalents	1,797,549	1,116,436
Cash and cash equivalents at beginning of period	1,790,870	1,330,514
Cash and cash equivalents at end of period	$3,588,419	$2,446,950
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$48,119	$35,849
Cash paid during the period for income taxes	68,716	70,208
Transfers from loans/leases to OREO and other repossessed assets	18,822	1,177
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(1) OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Business
Texas Capital Bancshares, Inc. (the “Company”), a Delaware corporation, was incorporated in November 1996 and commenced banking operations in December 1998. The consolidated financial statements of the Company include the accounts of Texas Capital Bancshares, Inc. and its wholly owned subsidiary, Texas Capital Bank, National Association (the “Bank”). We serve the needs of commercial businesses and successful professionals and entrepreneurs located in Texas as well as operate several lines of business serving a regional and national clientèle of commercial borrowers. We are primarily a secured lender, with our greatest concentration of loans in Texas.
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

(2) EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$42,725	$37,114	$106,733	$110,101
Preferred stock dividends	2,438	2,438	7,313	7,313
Net income available to common stockholders	40,287	34,676	$99,420	102,788
Denominator:
Denominator for basic earnings per share— weighted average shares	45,980,517	45,827,902	45,931,357	45,792,470
Effect of employee stock-based awards(1)	118,885	216,499	119,021	216,448
Effect of warrants to purchase common stock	410,281	426,989	382,578	416,574
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	46,509,683	46,471,390	46,432,956	46,425,492
Basic earnings per common share	$0.88	$0.76	$2.16	$2.24
Diluted earnings per common share	$0.87	$0.75	$2.14	$2.21

(1)
Stock options, SARs and RSUs outstanding of 319,476 at September 30, 2016 and 101,100 at September 30, 2015 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

(3) SECURITIES
At September 30, 2016, our net unrealized gain on the available-for-sale securities portfolio was $985,000 compared to $1.1 million at December 31, 2015. As a percent of outstanding balances, the unrealized gain was 3.88% and 3.83% at September 30, 2016, and December 31, 2015, respectively. The increase in the unrealized gain percentage at September 30, 2016 results from the reduction in the portfolio balance due to paydowns and maturities.

The following is a summary of available-for-sale securities (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Residential mortgage-backed securities	$16,007	$1,139	$—	$17,146
Municipals	564	2	—	566
Equity securities(1)	8,800	49	(205)	8,644
	$25,371	$1,190	$(205)	$26,356

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Residential mortgage-backed securities	$20,536	$1,365	$—	$21,901
Municipals	828	3	—	831
Equity securities(1)	7,522	11	(273)	7,260
	$28,886	$1,379	$(273)	$29,992

(1)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.
The amortized cost and estimated fair value of available-for-sale securities are presented below by contractual maturity (in thousands, except percentage data):

	September 30, 2016
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$50	$2,565	$3,418	$9,974	$16,007
Estimated fair value	50	2,649	3,856	10,591	17,146
Weighted average yield(3)	5.50%	4.70%	5.54%	2.69%	3.63%
Municipals:(2)
Amortized cost	275	289	—	—	564
Estimated fair value	275	291	—	—	566
Weighted average yield(3)	5.61%	5.76%	—	—	5.69%
Equity securities:(4)
Amortized cost	8,800	—	—	—	8,800
Estimated fair value	8,644	—	—	—	8,644
Total available-for-sale securities:
Amortized cost					$25,371
Estimated fair value					$26,356

	December 31, 2015
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$214	$4,655	$4,265	$11,402	$20,536
Estimated fair value	217	4,837	4,747	12,100	21,901
Weighted average yield(3)	5.62%	4.71%	5.54%	2.53%	3.68%
Municipals:(2)
Amortized cost	265	563	—	—	828
Estimated fair value	265	566	—	—	831
Weighted average yield(3)	5.46%	5.69%	—%	—%	5.62%
Equity securities:(4)
Amortized cost	7,522	—	—	—	7,522
Estimated fair value	7,260	—	—	—	7,260
Total available-for-sale securities:
Amortized cost					$28,886
Estimated fair value					$29,992

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

(4)	These equity securities do not have a stated maturity.
Securities with carrying values of approximately $15.2 million were pledged to secure certain borrowings and deposits at September 30, 2016. Of the pledged securities at September 30, 2016, approximately $4.0 million were pledged for certain deposits, and approximately $11.2 million were pledged for repurchase agreements.
The following table discloses, as of September 30, 2016 and December 31, 2015, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

September 30, 2016	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$—	$—	$6,295	$(205)	$6,295	$(205)

December 31, 2015	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$—	$—	$6,227	$(273)	$6,227	$(273)
At September 30, 2016, we owned one security with an unrealized loss position. This security is a publicly traded equity fund and is subject to market pricing volatility. We do not believe this unrealized loss is “other-than-temporary”. We have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation have the ability and intent to hold the investment until recovery of fair value.

(4) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR LOAN LOSSES
At September 30, 2016 and December 31, 2015, loans held for investment were as follows (in thousands):

	September 30, 2016	December 31, 2015
Commercial	$7,053,979	$6,672,631
Mortgage finance	4,961,159	4,966,276
Construction	2,150,453	1,851,717
Real estate	3,391,831	3,139,197
Consumer	27,554	25,323
Leases	96,878	113,996
Gross loans held for investment	17,681,854	16,769,140
Deferred income (net of direct origination costs)	(58,301)	(57,190)
Allowance for loan losses	(180,436)	(141,111)
Total loans held for investment	$17,443,117	$16,570,839
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
Mortgage Finance Loans. Our mortgage finance loans consist of ownership interests purchased in single-family residential mortgages funded through our mortgage finance group. These loans are typically held on our balance sheet for 10 to 20 days. We have agreements with mortgage lenders and purchase interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans. September 30, 2016 and December 31, 2015 balances are stated net of $1.0 billion and $454.8 million participations sold, respectively.
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

At September 30, 2016 and December 31, 2015, we had a blanket floating lien on certain real estate-secured loans, mortgage finance loans and certain securities used as collateral for Federal Home Loan Bank (“FHLB”) borrowings.
Summary of Loan Loss Experience
The allowance for loan losses is comprised of specific reserves for impaired loans and an additional qualitative reserve based on our estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We consider the allowance at September 30, 2016 to be appropriate, given management's assessment of losses inherent in the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in our market areas and other factors.
The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and non-accrual status as of September 30, 2016 and December 31, 2015 (in thousands):

September 30, 2016
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$6,605,475	$4,961,159	$2,130,826	$3,348,510	$27,210	$92,875	$17,166,055
Special mention	128,785	—	7,361	34,581	—	37	170,764
Substandard-accruing	153,386	—	12,107	6,319	144	3,966	175,922
Non-accrual	166,333	—	159	2,421	200	—	169,113
Total loans held for investment	$7,053,979	$4,961,159	$2,150,453	$3,391,831	$27,554	$96,878	$17,681,854

December 31, 2015
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$6,375,332	$4,966,276	$1,821,678	$3,085,463	$25,093	$103,560	$16,377,402
Special mention	111,911	—	13,090	30,585	3	334	155,923
Substandard-accruing	46,731	—	281	3,837	227	4,951	56,027
Non-accrual	138,657	—	16,668	19,312	—	5,151	179,788
Total loans held for investment	$6,672,631	$4,966,276	$1,851,717	$3,139,197	$25,323	$113,996	$16,769,140

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2016 and September 30, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

September 30, 2016
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Additional Qualitative Reserve	Total
Beginning balance	$112,446	$—	$6,836	$13,381	$338	$3,931	$4,179	$141,111
Provision for loan losses	65,446	—	1,607	1,981	(23)	(2,646)	(226)	66,139
Charge-offs	34,232	—	—	528	40	—	—	34,800
Recoveries	7,829	—	34	36	16	71	—	7,986
Net charge-offs (recoveries)	26,403	—	(34)	492	24	(71)	—	26,814
Ending balance	$151,489	$—	$8,477	$14,870	$291	$1,356	$3,953	$180,436
Period end amount allocated to:
Loans individually evaluated for impairment	$42,674	$—	$24	$136	$30	$—	$—	$42,864
Loans collectively evaluated for impairment	108,815	—	8,453	14,734	261	1,356	3,953	137,572
Ending balance	$151,489	$—	$8,477	$14,870	$291	$1,356	$3,953	$180,436

September 30, 2015
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Additional Qualitative Reserve	Total
Beginning balance	$70,654	$—	$7,935	$15,582	$240	$1,141	$5,402	$100,954
Provision for loan losses	48,689	—	(3,944)	(4,328)	154	(221)	(1,622)	38,728
Charge-offs	11,278	—	—	346	62	25	—	11,711
Recoveries	2,098	—	397	28	19	27	—	2,569
Net charge-offs (recoveries)	9,180	—	(397)	318	43	(2)	—	9,142
Ending balance	$110,163	$—	$4,388	$10,936	$351	$922	$3,780	$130,540
Period end amount allocated to:
Loans individually evaluated for impairment	$9,304	$—	$—	$254	$—	$1	$—	$9,559
Loans collectively evaluated for impairment	100,859	—	4,388	10,682	351	921	3,780	120,981
Ending balance	$110,163	$—	$4,388	$10,936	$351	$922	$3,780	$130,540
We have traditionally maintained an additional qualitative reserve component to compensate for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We believe the level of additional qualitative reserve at September 30, 2016 is warranted due to the continued uncertain economic environment which has produced losses, including those resulting from borrowers' misstatement of financial information or inaccurate certification of collateral values. Such losses are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses; however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy and continued volatility in the energy sector.

Our recorded investment in loans as of September 30, 2016, December 31, 2015 and September 30, 2015 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows (in thousands):

September 30, 2016
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$168,014	$—	$159	$3,787	$200	$—	$172,160
Loans collectively evaluated for impairment	6,885,965	4,961,159	2,150,294	3,388,044	27,354	96,878	17,509,694
Total	$7,053,979	$4,961,159	$2,150,453	$3,391,831	$27,554	$96,878	$17,681,854

December 31, 2015
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$140,479	$—	$16,668	$21,042	$—	$5,151	$183,340
Loans collectively evaluated for impairment	6,532,152	4,966,276	1,835,049	3,118,155	25,323	108,845	16,585,800
Total	$6,672,631	$4,966,276	$1,851,717	$3,139,197	$25,323	$113,996	$16,769,140

September 30, 2015
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$82,050	$—	$16,749	$9,895	$—	$5,699	$114,393
Loans collectively evaluated for impairment	6,471,589	4,312,790	1,847,429	3,048,679	24,757	112,945	15,818,189
Total	$6,553,639	$4,312,790	$1,864,178	$3,058,574	$24,757	$118,644	$15,932,582

Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of September 30, 2016, $816,000 of our non-accrual loans were earning on a cash basis compared to $884,000 at December 31, 2015. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the original loan agreement. In accordance with ASC 310 Receivables ("ASC 310"), we have also included all restructured loans in our impaired loan totals. The following tables detail our impaired loans, by portfolio class, as of September 30, 2016 and December 31, 2015 (in thousands):

September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$15,615	$18,839	$—	$10,359	$—
Energy	61,339	71,100	—	53,274	—
Construction
Market risk	—	—	—	3,704	—
Real estate
Market risk	—	—	—	—	—
Commercial	2,087	2,087	—	5,282	28
Secured by 1-4 family	—	—	—	—	—
Consumer	—	—	—	—	—
Leases	—	—	—	537	—
Total impaired loans with no allowance recorded	$79,041	$92,026	$—	$73,156	$28
With an allowance recorded:
Commercial
Business loans	$23,079	$23,154	$9,516	$22,207	$—
Energy	67,981	72,535	33,158	74,770	18
Construction
Market risk	159	159	24	18	—
Real estate
Market risk	1,366	1,366	20	3,548	—
Commercial	—	—	—	—	—
Secured by 1-4 family	334	334	116	469	—
Consumer	200	200	30	22	—
Leases	—	—	—	722	—
Total impaired loans with an allowance recorded	$93,119	$97,748	$42,864	$101,756	$18
Combined:
Commercial
Business loans	$38,694	$41,993	$9,516	$32,566	$—
Energy	129,320	143,635	33,158	128,044	18
Construction
Market risk	159	159	24	3,722	—
Real estate
Market risk	1,366	1,366	20	3,548	—
Commercial	2,087	2,087	—	5,282	28
Secured by 1-4 family	334	334	116	469	—
Consumer	200	200	30	22	—
Leases	—	—	—	1,259	—
Total impaired loans	$172,160	$189,774	$42,864	$174,912	$46

December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$11,097	$13,529	$—	$17,311	$—
Energy	37,968	37,968	—	21,791	36
Construction
Market risk	16,668	16,668	—	9,764	—
Real estate
Market risk	—	—	—	3,352	—
Commercial	15,353	15,353	—	4,364	24
Secured by 1-4 family	—	—	—	—	—
Consumer	—	—	—	—	—
Leases	2,417	2,417	—	3,233	—
Total impaired loans with no allowance recorded	$83,503	$85,935	$—	$59,815	$60
With an allowance recorded:
Commercial
Business loans	$20,983	$25,300	$5,737	$31,131	$—
Energy	70,431	70,431	14,103	6,641	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	5,335	5,335	1,066	2,558	—
Commercial	—	—	—	306	—
Secured by 1-4 family	354	354	125	1,580	—
Consumer	—	—	—	10	—
Leases	2,734	2,734	2,436	302	—
Total impaired loans with an allowance recorded	$99,837	$104,154	$23,467	$42,528	$—
Combined:
Commercial
Business loans	$32,080	$38,829	$5,737	$48,442	$—
Energy	108,399	108,399	14,103	28,432	36
Construction
Market risk	16,668	16,668	—	9,764	—
Real estate
Market risk	5,335	5,335	1,066	5,910	—
Commercial	15,353	15,353	—	4,670	24
Secured by 1-4 family	354	354	125	1,580	—
Consumer	—	—	—	10	—
Leases	5,151	5,151	2,436	3,535	—
Total impaired loans	$183,340	$190,089	$23,467	$102,343	$60

Average impaired loans outstanding during the nine months ended September 30, 2016 and 2015 totaled $174.9 million and $90.7 million, respectively.
The table below provides an age analysis of our loans held for investment as of September 30, 2016 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing(1)	Total Past Due	Non-accrual	Current	Total
Commercial
Business loans	$37,993	$14,827	$9,593	$62,413	$37,013	$6,012,367	$6,111,793
Energy	1,179	—	—	1,179	129,320	811,687	942,186
Mortgage finance loans	—	—	—	—	—	4,961,159	4,961,159
Construction
Market risk	14,015	334	—	14,349	159	2,125,683	2,140,191
Secured by 1-4 family	1,063	—	—	1,063	—	9,199	10,262
Real estate
Market risk	—	639	—	639	—	2,548,337	2,548,976
Commercial	—	—	—	—	2,087	654,029	656,116
Secured by 1-4 family	382	47	107	536	334	185,869	186,739
Consumer	—	7	6	13	200	27,341	27,554
Leases	41	—	—	41	—	96,837	96,878
Total loans held for investment	$54,673	$15,854	$9,706	$80,233	$169,113	$17,432,508	$17,681,854

(1)
Loans past due 90 days and still accruing includes premium finance loans of $7.1 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of the contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, a reduction of the face amount of debt or forgiveness of either principal or accrued interest. At September 30, 2016, we did not have any loans considered restructured that were not on non-accrual compared to $249,000 at December 31, 2015. These loans did not have unfunded commitments at September 30, 2016 or December 31, 2015. Of the non-accrual loans at September 30, 2016 and December 31, 2015, $19.7 million and $24.9 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally over no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with the modified terms in calendar years after the year of the restructure.

The following tables summarize, for the nine months ended September 30, 2016 and 2015, loans that were restructured during 2016 and 2015 (in thousands):

September 30, 2016
	Number of Restructured Loans	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Energy loans	2	$14,235	$13,289
Commercial business loans	—	$—	$—
Real estate - market risk	—	$—	$—
Total new restructured loans in 2016	2	$14,235	$13,289

September 30, 2015
	Number of Restructured Loans	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Commercial business loans	5	$20,459	$15,438
Total new restructured loans in 2015	5	$20,459	$15,438
The restructured loans generally include terms to temporarily place loans on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above loans. The restructuring of the loans did not have a significant impact on our allowance for loan losses at September 30, 2016 or 2015.
The following table provides information on how restructured loans were modified during the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine months ended September 30,
	2016	2015
Extended maturity	$—	$—
Adjusted payment schedule	12,647	—
Combination of maturity extension and payment schedule adjustment	642	15,438
Total	$13,289	$15,438
As of September 30, 2016 and 2015, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
(5) OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO
The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning balance	$18,727	$609	$278	$568
Additions	282	—	18,822	1,177
Sales	—	(422)	(91)	(1,558)
Valuation allowance for OREO	—	—	—	—
Direct write-downs	—	—	—	—
Ending balance	$19,009	$187	$19,009	$187
The addition to OREO during the nine months ended September 30, 2016 relates to the foreclosure of three commercial properties.

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
The table below presents the unpaid principal balance of loans held for sale and related fair values at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Unpaid principal balance	$620,207	$82,853
Fair value	648,684	86,075
Fair value over/(under) unpaid principal balance	$28,477	$3,222
No loans held for sale were 90 days or more past due or on non-accrual as of September 30, 2016 and December 31, 2015.
The differences between the fair value and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to purchase, gains and losses on the related loan purchase commitment prior to purchase and premiums or discounts on acquired loans.
We generally retain the right to service the loans sold, creating mortgage servicing rights ("MSRs") which are recorded as assets on our balance sheet. A summary of MSR activities for the nine months ended September 30, 2016 is as follows (in thousands):

Servicing asset:
Balance, beginning of year(1)	$423
Capitalized servicing rights	16,344
Amortization	(891)
Balance, end of period	$15,876
Valuation allowance:
Balance, beginning of year	$—
Increase in valuation allowance	414
Balance, end of period	$414
Servicing asset, net(1)	$15,462
Fair value	$15,970

(1)	Mortgage servicing rights are reported on the consolidated balance sheets at lower of cost or market. Carrying value and fair value were the same at December 31, 2015, respectively.
At September 30, 2016 and December 31, 2015, our servicing portfolio of residential mortgage loans sold included 4,954 and 168 loans, respectively, with an outstanding principal balance of $1.3 billion and $39.0 million, respectively. In connection with the servicing of these loans, we maintain escrow funds for taxes and insurance in the name of investors, as well as collections in transit to investors. These escrow funds are segregated and held in separate non-interest-bearing accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $18.5 million at September 30, 2016 and $240,000 at December 31, 2015.

As of September 30, 2016 and December 31, 2015, management used the following assumptions to determine the fair value of MSRs:

	September 30, 2016	December 31, 2015
Average discount rates	10.09%	9.76%
Expected prepayment speeds	11.18%	9.66%
Weighted average life, in years	6.5	7.3
In conjunction with the sale and securitization of loans held for sale, we may be exposed to liability resulting from recourse agreements and repurchase agreements. If it is determined subsequent to our sale of a loan that the loan sold is in breach of the representations or warranties made in the applicable sale agreement, we may have an obligation to either (a) repurchase the loan for the unpaid principal balance, accrued interest and related advances, (b) indemnify the purchaser against any loss it suffers or (c) make the purchaser whole for the economic benefits of the loan. During the nine months ended September 30, 2016, we originated or purchased and sold approximately $1.4 billion of mortgage loans.
Our repurchase, indemnification and make whole obligations vary based upon the terms of the applicable agreements, the nature of the asserted breach and the status of the mortgage loan at the time a claim is made. We establish reserves for estimated losses of this nature inherent in the origination of mortgage loans by estimating the losses inherent in the population of all loans sold based on trends in claims and actual loss severities experienced. The reserve will include accruals for probable contingent losses in addition to those identified in the pipeline of claims received. The estimation process is designed to include amounts based on any actual losses experienced from actual repurchase activity.
Because the MCA business commenced in late 2015, we have no historical data to support the establishment of a reserve. The baseline for the repurchase reserve uses historical loss factors obtained from industry data that are applied to loan pools originated and sold from September 2015 through September 30, 2016. The historical industry data loss factors and experienced losses are accumulated for each sale vintage (year loan was sold) and applied to more recent sale vintages to estimate inherent losses not yet realized. Our estimated exposure related to these loans was $621,000 at September 30, 2016 and is recorded in other liabilities in the consolidated balance sheets. We had no losses due to repurchase, indemnification or make-whole obligations during the nine months ended September 30, 2016 as it relates to our MCA program.
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
The table below summarizes our off-balance sheet financial instruments whose contract amounts represented credit risk (in thousands):

	September 30, 2016	December 31, 2015
Commitments to extend credit	$5,604,322	$5,542,363
Standby letters of credit	179,447	182,219
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
The Basel III regulatory capital framework applicable to the Company and the Bank (the "Basel III Capital Rules") specifies, among other things, (i) a "Common Equity Tier 1" ("CET1") capital measure, (ii) a Tier 1 capital measure consisting of CET1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) capital conservation buffers with respect to each of the CET1, Tier 1 risk-based and total risk-based capital ratios providing for capital levels that exceed the minimum risk-based capital adequacy requirements and (iv) a Tier 1 leverage ratio requirement of 5.0%.
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
Quantitative measures established by these regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of September 30, 2016, that the Company and the Bank met all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based capital, Tier 1 risk-based capital, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of September 30, 2016, and December 31, 2015. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material adverse effect on our financial condition and results of operations.
Because our Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.
The table below summarizes our capital ratios:

	September 30, 2016	December 31, 2015
Company
Risk-based capital:
CET1	7.55%	7.47%
Tier 1 capital	8.80%	8.81%
Total capital	11.09%	11.05%
Tier 1 leverage	8.38%	8.92%
Our mortgage finance loan volumes can increase significantly at month-end, causing a meaningful difference between ending balance and average balance for any period. At September 30, 2016, our total mortgage finance loans were $5.0 billion compared to the average for the quarter ended September 30, 2016 of $4.7 billion. As CET1, Tier 1 and total capital ratios are calculated using quarter-end risk-weighted assets and our mortgage finance loans are 100% risk-weighted, the quarter-end fluctuation in these balances can significantly impact our reported ratios. We manage capital allocated to mortgage finance loans based on changing trends in average balances, as well as the inherent risk associated with the assets which implies a risk weight that is significantly different than the regulatory risk weight, and do not believe that the quarter-end balance is representative of risk characteristics that would justify higher capital allocations. However, we continue to monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels.
Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital

Rules further limit the amount of dividends that may be paid by our Bank. No dividends were declared or paid on common stock during the nine months ended September 30, 2016 or 2015.
(9) STOCK-BASED COMPENSATION
We have stock-based compensation plans under which equity-based compensation grants are made by the board of directors, or its designated committee. Grants are subject to vesting requirements. Under the plans, we may grant, among other things, nonqualified stock options, incentive stock options, restricted stock units ("RSUs"), stock appreciation rights ("SARs"), cash-based performance units or any combination thereof. Plans include grants for employees and directors. There are 2,550,000 total shares authorized under the plans.
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
Stock-based compensation consists of SARs, RSUs and cash-based performance units granted from 2010 through September 30, 2016.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Stock- based compensation expense recognized:
SARs	$74	$85	$233	$282
RSUs	1,149	1,140	3,233	3,046
Cash-based performance units	1,227	1,420	2,709	5,958
Total compensation expense recognized	$2,450	$2,645	$6,175	$9,286

September 30, 2016
(in thousands)	SARs and RSUs
Unrecognized compensation expense related to unvested awards	$17,378
Weighted average period over which expense is expected to be recognized, in years	3.3

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

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation. This category also includes impaired loans, MSRs and OREO where collateral values have been based on third party appraisals; however, due to current economic conditions, comparative sales data typically used in appraisals may be unavailable or more subjective due to lack of market activity.

Assets and liabilities measured at fair value at September 30, 2016 and December 31, 2015 are as follows (in thousands):

	Fair Value Measurements Using
September 30, 2016	Level 1	Level 2	Level 3
Available-for-sale securities:(1)
Residential mortgage-backed securities	$—	$17,146	$—
Municipals	—	566	—
Equity securities(2)	1,300	7,344	—
Loans held for sale (3)	—	648,684	—
Loans held for investment(4) (6)	—	—	36,449
OREO(5) (6)	—	—	19,009
Derivative assets(7)	—	58,158	—
Derivative liabilities(7)	—	60,548	—
Non-qualified deferred compensation plan liabilities (8)	1,300	—	—

December 31, 2015
Available-for-sale securities:(1)
Residential mortgage-backed securities	$—	$21,901	$—
Municipals	—	831	—
Equity securities(2)	—	7,260	—
Loans held for sale(3)	—	86,075	—
Loans(4) (6)	—	—	41,420
OREO(5) (6)	—	—	278
Derivative assets(7)	—	35,292	—
Derivative liabilities(7)	—	35,420	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.

(3)	Loans held for sale are measured at fair value on a recurring basis, generally monthly.

(4)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(5)	OREO is transferred from loans to OREO at fair value less selling costs.

(6)	Loans held for investment and OREO are measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.

(7)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.

(8)
Non-qualified deferred compensation plan liabilities represent the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets, and are measured at fair value on a recurring basis, generally monthly.

Level 3 Valuations
Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. Currently, we measure the fair value for certain loans and OREO on a nonrecurring basis as described below.
Loans held for investment
During the nine months ended September 30, 2016 and the year ended December 31, 2015, certain impaired loans held for investment were re-evaluated and reported at fair value through a specific allocation of the allowance for loan losses based upon the fair value of the underlying collateral. The $36.4 million reported fair value above includes impaired loans held for investment at September 30, 2016 with a carrying value of $61.7 million that were reduced by specific allowance allocations totaling $25.3 million based on collateral valuations utilizing Level 3 valuation inputs. The $41.4 million reported fair value above includes impaired loans held for investment at December 31, 2015 with a carrying value of $49.7 million that were reduced by specific valuation allowance allocations totaling $8.3 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals.
OREO
Certain foreclosed assets, upon initial recognition, are recorded at fair value less estimated selling costs. At September 30, 2016 and December 31, 2015, OREO had a carrying value of $19.0 million and $278,000, respectively, with no specific valuation allowance. The fair value of OREO was computed based on third party appraisals, which are Level 3 valuation inputs.
Fair Value of Financial Instruments
GAAP require disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practical to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. This disclosure does not and is not intended to represent the fair value of the Company.
A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$3,588,419	$3,588,419	$1,790,870	$1,790,870
Securities, available-for-sale	26,356	26,356	29,992	29,992
Loans held for sale	648,684	648,684	86,075	86,075
Loans held for investment, net	17,443,117	17,445,311	16,570,839	16,576,297
Derivative assets	58,158	58,158	35,292	35,292
Deposits	18,145,123	18,145,619	15,084,619	15,085,080
Federal funds purchased	73,768	73,768	74,164	74,164
Customer repurchase agreements	7,652	7,652	68,887	68,887
Other borrowings	1,670,000	1,670,000	1,500,000	1,500,000
Subordinated notes	280,954	284,230	280,682	285,773
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liabilities	60,548	60,548	35,420	35,420
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
Cash and cash equivalents
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair value, and these financial instruments are characterized as Level 1 assets in the fair value hierarchy.

Securities, available-for-sale
Within the securities available-for-sale portfolio, we hold equity securities related to our non-qualified deferred compensation plan which are valued using quoted market prices for identical equity securities in an active market. These financial instruments are classified as Level 1 assets in the fair value hierarchy. The fair value of the remaining investment portfolio is based on prices obtained from independent pricing services which are based on quoted market prices for the same or similar securities, and these financial instruments are characterized as Level 2 assets in the fair value hierarchy. We have obtained documentation from the primary pricing service we use about their processes and controls over pricing. In addition, on a quarterly basis we independently verify the prices that we receive from the service provider using two additional independent pricing sources. Any significant differences are investigated and resolved.
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
Derivatives
The estimated fair value of the interest rate swaps and caps is obtained from independent pricing services based on quoted market prices for similar derivative contracts and these financial instruments are characterized as Level 2 assets in the fair value hierarchy. On a quarterly basis, we independently verify the fair value using an additional independent pricing source. Any significant differences are investigated and resolved. The derivative instruments related to the loans held for sale portfolio include loan purchase commitments and forward sales commitments. Loan purchase commitments are valued based upon the fair value of the underlying mortgage loans to be purchased, which is based on observable market data for similar loans. Forward sales commitments are valued based upon the quoted market prices from brokers. As such, these loan purchase commitments and forward sales commitments are classified as Level 2 assets in the fair value hierarchy.
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
During the three and nine months ended September 30, 2016 and 2015, we entered into certain interest rate derivative positions that were not designated as hedging instruments. These derivative positions relate to transactions in which we enter into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations.
During the three and nine months ended September 30, 2016, we entered into loan purchase commitment contracts with mortgage originators to purchase residential mortgage loans at a future date, as well as forward sales commitment contracts to sell residential mortgage loans at a future date.
The notional amounts and estimated fair values of interest rate derivative positions outstanding at September 30, 2016 and December 31, 2015 are presented in the following tables (in thousands):

	September 30, 2016			December 31, 2015
	Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging interest rate derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$1,070,684	$—	$56,503	$976,389	$—	$33,851
Commercial loan/lease interest rate caps	211,854	230	—	194,304	1,441	—
Customer counterparties:
Commercial loan/lease interest rate swaps	1,070,684	56,503	—	976,389	33,851	—
Commercial loan/lease interest rate caps	211,854	—	230	194,304	—	1,441
Economic hedging interest rate derivatives:
Loan purchase commitments	310,534	1,425	—	62,835	—	109
Forward sales commitments	941,963	—	3,815	143,200	—	19
Gross derivatives		58,158	60,548		35,292	35,420
Offsetting derivative assets/liabilities		—	—		—	—
Net derivatives included in the consolidated balance sheets		$58,158	$60,548		$35,292	$35,420
The weighted average received and paid interest rates for interest rate swaps outstanding at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016 Weighted Average Interest Rate		December 31, 2015 Weighted Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	3.00%	4.61%	2.96%	4.72%
The weighted average strike rate for outstanding interest rate caps was 2.45% at September 30, 2016 and 2.34% at December 31, 2015.
Our credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceed a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, was approximately $58.2 million at September 30, 2016 and approximately $35.3 million at December 31, 2015, which primarily relates to Bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values. At September 30, 2016, we had $65.5 million in cash collateral pledged for these derivatives, of which $62.1 million was included in interest-bearing deposits and $3.4 million was included in accrued interest receivable and other assets. At December 31, 2015, we had $37.1 million in cash collateral pledged for these derivatives, all of which was included in interest-bearing deposits.

(12) NEW ACCOUNTING PRONOUNCEMENTS
ASU 2016-15 "Statement of Cash Flows (Topic 230)" ("ASU 2016-15") is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. We are evaluating the impact adoption of ASU 2016-15 will have on our consolidated financial statements.
ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13") requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are in the process of evaluating the impact adoption of ASU 2016-13 will have on our consolidated financial statements and disclosures.
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
ASU 2015-03 "Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03") requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. We adopted ASU 2015-03 effective January 1, 2016 and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $5.0 million and $5.3 million of unamortized debt issuance costs related to our subordinated notes from other assets to subordinated notes within the consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively. Other than this reclassification, the adoption of ASU 2015-03 did not have a material impact on our consolidated financial statements.
ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. ASU 2014-09 was originally going to be effective for annual and interim periods beginning after December 15, 2016; however, the FASB issued ASU 2015-14 - "Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to annual and interim periods beginning after December 15, 2017. We are in the process of evaluating the impact adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

QUARTERLY FINANCIAL SUMMARIES – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended September 30, 2016			For the three months ended September 30, 2015
	Average Balance	Revenue/ Expense(1)	Yield/ Rate	Average Balance	Revenue/ Expense(1)	Yield/ Rate
Assets
Securities – taxable	$26,051	$228	3.47%	$32,358	$287	3.52%
Securities – non-taxable(2)	564	8	5.82%	1,162	17	5.80%
Federal funds sold and securities purchased under resale agreements	369,215	455	0.49%	308,822	193	0.25%
Deposits in other banks	3,192,141	4,080	0.51%	2,537,033	1,616	0.25%
Loans held for sale	430,869	3,662	3.38%	570	6	4.18
Loans held for investment, mortgage finance	4,658,804	36,655	3.13%	3,981,731	30,427	3.03%
Loans held for investment	12,591,561	137,407	4.34%	11,302,248	121,316	4.26%
Less allowance for loan losses	168,086	—	—	118,543	—	—
Loans held for investment, net of allowance for loan losses	17,082,279	174,062	4.05%	15,165,436	151,743	3.97%
Total earning assets	21,101,119	182,495	3.44%	18,045,381	153,862	3.38%
Cash and other assets	588,440			481,378
Total assets	$21,689,559			$18,526,759
Liabilities and Stockholders’ Equity
Transaction deposits	$2,301,362	$1,960	0.34%	$1,754,940	$763	0.17%
Savings deposits	6,177,681	6,228	0.40%	5,858,381	4,616	0.31%
Time deposits	501,701	763	0.61%	536,531	723	0.53%
Deposits in foreign branches	—	—	—%	179,731	138	0.30%
Total interest-bearing deposits	8,980,744	8,951	0.40%	8,329,583	6,240	0.30%
Other borrowings	1,607,613	1,860	0.46%	1,459,864	734	0.20%
Subordinated notes	280,895	4,191	5.94%	280,532	4,191	5.93%
Trust preferred subordinated debentures	113,406	752	2.64%	113,406	643	2.25%
Total interest-bearing liabilities	10,982,658	15,754	0.57%	10,183,385	11,808	0.46%
Demand deposits	8,849,725			6,621,159
Other liabilities	135,141			152,154
Stockholders’ equity	1,722,035			1,570,061
Total liabilities and stockholders’ equity	$21,689,559			$18,526,759
Net interest income(2)		$166,741			$142,054
Net interest margin			3.14%			3.12%
Net interest spread			2.87%			2.92%
Loans held for investment spread			3.83%			3.80%

(1)	The loan averages include non-accrual loans and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

	For the nine months ended September 30, 2016			For the nine months ended September 30, 2015
	Average Balance	Revenue/ Expense(1)	Yield/ Rate	Average Balance	Revenue/ Expense(1)	Yield/ Rate
Assets
Securities – taxable	$27,160	$722	3.55%	$34,844	$930	3.57%
Securities – non-taxable(2)	629	27	5.74%	1,785	75	5.62%
Federal funds sold and securities purchased under resale agreements	328,971	1,209	0.49%	234,033	427	0.24%
Deposits in other banks	2,905,251	11,115	0.51%	2,222,006	4,203	0.25%
Loans held for sale	238,987	6,106	3.41%	192	6	4.18%
Loans held for investment, mortgage finance	4,266,573	99,666	3.12%	4,101,576	91,831	2.99%
Loans held for investment	12,260,752	395,901	4.31%	10,918,080	350,692	4.29%
Less allowance for loan losses	157,880	—	—	109,621	—	—
Loans held for investment, net of allowance for loan losses	16,369,445	495,567	4.04%	14,910,035	442,523	3.97%
Total earning assets	19,870,443	514,746	3.46%	17,402,895	448,164	3.44%
Cash and other assets	546,553			474,181
Total assets	$20,416,996			$17,877,076
Liabilities and Stockholders’ Equity
Transaction deposits	$2,171,776	$5,085	0.31%	$1,521,657	$1,665	0.15%
Savings deposits	6,299,965	19,441	0.41%	5,786,547	13,368	0.31%
Time deposits	499,366	2,217	0.59%	500,590	1,886	0.50%
Deposits in foreign branches	—	—	—%	242,874	591	0.33%
Total interest-bearing deposits	8,971,107	26,743	0.40%	8,051,668	17,510	0.29%
Other borrowings	1,455,888	4,628	0.25%	1,400,523	1,821	0.17%
Subordinated notes	280,805	12,573	5.98%	280,442	12,573	5.99%
Trust preferred subordinated debentures	113,406	2,203	2.59%	113,406	1,892	2.23%
Total interest bearing liabilities	10,821,206	46,147	0.55%	9,846,039	33,796	0.46%
Demand deposits	7,786,562			6,343,195
Other liabilities	132,506			155,466
Stockholders’ equity	1,676,722			1,532,376
Total liabilities and stockholders’ equity	$20,416,996			$17,877,076
Net interest income(2)		$468,599			$414,368
Net interest margin			3.15%			3.18%
Net interest spread			2.91%			2.98%
Loans held for investment spread			3.82%			3.80%

(1)	The loan averages include non-accrual loans and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•
The inadequacy of our available funds to meet our deposit, debt and other obligations as they become due, or our failure to maintain our capital ratios as a result of adverse changes in our operating performance or financial condition, or changes in applicable regulations or regulator interpretation of regulations impacting our business or the characterization or risk weight of our assets.

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

•
Uncertainty in the pricing of mortgage loans that we purchase, and later sell or securitize, as well as competition for the mortgage servicing rights ("MSRs") related to these loans and related interest rate and market risk resulting from retaining MSRs.

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
In the third quarter of 2015, we launched a correspondent lending program, MCA, to complement our warehouse lending program. Through our MCA program we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loan sales to independent third parties or in securitization transactions to GSEs such as Fannie Mae, Freddie Mac and Ginnie Mae. We retain the MSRs in some cases with the expectation that they will be sold from time to time. Once purchased, these loans are classified as held for sale and are carried at fair value pursuant to our election of the fair value option. At the commitment date, we enter into a corresponding forward sale commitment with a third party, typically a GSE, to deliver the loans to the third party within a specified timeframe. The estimated gain/loss for the entire transaction (from initial purchase commitment to final delivery of loans) is recorded as an asset or liability. Fair value is derived from observable current market prices, when available, and includes the fair value of the MSRs. At September 30, 2016 and December 31, 2015, we had $648.7 million and $86.1 million in loans held for sale related to MCA.
The following discussion and analysis presents the significant factors affecting our financial condition as of September 30, 2016 and December 31, 2015 and results of operations for the three and nine months in the periods ended September 30, 2016 and 2015. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing in Part I, Item 1 of this report.

Results of Operations
Summary of Performance
We reported net income of $42.7 million and net income available to common stockholders of $40.3 million, or $0.87 per diluted common share, for the third quarter of 2016 compared to net income of $37.1 million and net income available to common stockholders of $34.7 million, or $0.75 per diluted common share, for the third quarter of 2015. Return on average common equity (“ROE”) was 10.20% and return on average assets ("ROA") was 0.78% for the third quarter of 2016, compared to 9.69% and 0.79%, respectively, for the third quarter of 2015. The increase in ROE resulted from an increase in net interest income for the third quarter of 2016, despite a higher provision for credit losses. ROA remains low as a result of the increased provision for credit losses and higher liquidity assets. Net income and net income available to common stockholders for the nine months ended September 30, 2016 totaled $106.7 million and $99.4 million, respectively, or $2.14 per diluted common share, compared to net income and net income available to common stockholders of $110.1 million and $102.8 million, respectively, or $2.21 per diluted common share, for the same period in 2015. ROE was 8.70% and ROA was 0.70% for the nine months ended September 30, 2016 compared to 9.94% and 0.82%, respectively, for the nine months ended September 30, 2015. The ROE decrease resulted from the increased provision for credit losses. The ROA decrease resulted from the increased provision for credit losses, as well as a $778.2 million increase in average liquidity assets during the nine months ended September 30, 2016 compared to the same period of 2015.
Net income increased $5.6 million, or 15%, for the three months ended September 30, 2016, as compared to the same period in 2015. The increase was primarily the result of a $24.7 million increase in net interest income and a $5.3 million increase in non-interest income, offset by an $8.3 million increase in the provision for credit losses, a $13.1 million increase in non-interest expense and a $3.1 million increase in income tax expense. Net income decreased $3.4 million or 3%, during the nine months ended September 30, 2016 compared to the same period in 2015, primarily as a result of a $54.2 million increase in net interest income, a $5.5 million increase in non-interest income and a $2.0 million decrease in income tax expense, offset by a $28.8 million increase in the provision for credit losses and a $36.4 million increase in non-interest expense.
Details of the changes in the various components of net income are discussed below.

Net Interest Income
Net interest income was $166.7 million for the third quarter of 2016, compared to $142.0 million for the third quarter of 2015. The increase was due to an increase in average earning assets of $3.1 billion as compared to the third quarter of 2015. The increase in average earning assets included a $1.9 billion increase in average net loans and a $715.5 million increase in average liquidity assets, offset by a $6.9 million decrease in average securities. For the quarter ended September 30, 2016, average net loans, liquidity assets and securities represented approximately 81%, 17% and less than 1%, respectively, of average earning assets compared to approximately 84%, 16% and less than 1% for the same quarter of 2015.
Average interest-bearing liabilities for the quarter ended September 30, 2016 increased $799.3 million from the third quarter of 2015, which included a $651.2 million increase in interest-bearing deposits offset by a $147.7 million decrease in other borrowings. Average demand deposits increased from $6.6 billion at September 30, 2015 to $8.8 billion at September 30, 2016. The average cost of total deposits and borrowed funds increased to 0.22% for the third quarter of 2016 compared to 0.17% for the same period of 2015. The cost of interest-bearing liabilities increased from 0.46% for the quarter ended September 30, 2015 to 0.57% for the same period of 2016.
Net interest income was $468.6 million for the nine months ended September 30, 2016, compared to $414.3 million for the same period in 2015. The increase was due to an increase in average earning assets of $2.5 billion as compared to the nine months ended September 30, 2015. The increase in average earning assets included a $1.5 billion increase in average net loans and a $778.2 million increase in average liquidity assets, offset by an $8.8 million decrease in average securities. For the nine months ended September 30, 2016, average net loans, liquidity assets and securities represented approximately 82%, 16% and less than 1%, respectively, of average earning assets compared to approximately 86%, 14% and less than 1% for the same period of 2015.
Average interest-bearing liabilities for the nine months ended September 30, 2016 increased $975.2 million from the same period of 2015, which included a $919.4 million increase in interest-bearing deposits and a $55.4 million increase in other borrowings. Average demand deposits increased from $6.3 billion at September 30, 2015 to $7.8 billion at September 30, 2016. The average cost of total deposits and borrowed funds increased to 0.22% for the nine months ended September 30, 2016 compared to 0.16% for the same period of 2015. The cost of interest-bearing liabilities increased from 0.46% for the nine months ended September 30, 2015 to 0.55% for the same period of 2016.

The following table (in thousands) presents changes in taxable-equivalent net interest income between the three and nine month periods ended September 30, 2016 and September 30, 2015 and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and changes due to differences in the average interest rate on those assets and liabilities.

	Three months ended September 30, 2016/2015			Nine months ended September 30, 2016/2015
	Net	Change Due To(1)		Net	Change Due To(1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Interest income:
Securities(2)	$(68)	$(65)	$(3)	$(256)	$(253)	$(3)
Loans held for sale	3,656	4,518	(862)	6,100	7,466	(1,366)
Loans held for investment, mortgage finance loans	6,228	5,092	1,136	7,835	3,738	4,097
Loans held for investment	16,091	13,558	2,533	45,209	43,478	1,731
Federal funds sold	262	38	224	782	173	609
Deposits in other banks	2,464	413	2,051	6,912	1,295	5,617
Total	28,633	23,554	5,079	66,582	55,897	10,685
Interest expense:
Transaction deposits	1,197	235	962	3,420	712	2,708
Savings deposits	1,612	252	1,360	6,073	1,189	4,884
Time deposits	40	(39)	79	331	(5)	336
Deposits in foreign branches	(138)	(138)	—	(591)	(591)	—
Borrowed funds	1,126	74	1,052	2,807	72	2,735
Long-term debt	109	—	109	311	—	311
Total	3,946	384	3,562	12,351	1,377	10,974
Net interest income	$24,687	$23,170	$1,517	$54,231	$54,520	$(289)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates are used where applicable and assume a 35% tax rate.
Net interest margin, which is defined as the ratio of net interest income to average earning assets, was 3.14% for the third quarter of 2016 compared to 3.12% for the third quarter of 2015. The year-over-year increase was primarily due to the growth in loans held for investment with higher yields. Funding costs, including demand deposits and borrowed funds, increased to 0.22% for the third quarter of 2016 compared to 0.17% for the third quarter of 2015. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.22% for the third quarter of 2016 compared to 3.21% for the third quarter of 2015. The increase resulted primarily from the increase in earning assets and rates on earning assets. Total funding costs, including all deposits, long-term debt and stockholders’ equity, increased to 0.29% for the third quarter of 2016 compared to 0.25% for the third quarter of 2015.
Non-interest Income
The components of non-interest income were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service charges on deposit accounts	$2,880	$2,096	$7,401	$6,339
Trust fee income	1,113	1,222	3,024	3,709
Bank owned life insurance (BOLI) income	520	484	1,592	1,444
Brokered loan fees	7,581	4,885	18,090	14,394
Swap fees	918	254	2,330	3,275
Other	3,704	2,439	9,508	7,257
Total non-interest income	$16,716	$11,380	$41,945	$36,418

Non-interest income increased $5.3 million during the three months ended September 30, 2016 compared to the same period of 2015. This increase was primarily due to a $2.7 million increase in brokered loan fees during the three months ended September 30, 2016 compared to the same period of 2015 as a result of an increase in mortgage finance and loans held for sale volumes. Service charges increased $784,000 during the three months ended September 30, 2016 compared to the same period of 2015 as a result of the increase in deposit balances and improved pricing. Swap fees increased $664,000 during the three months ended September 30, 2016 compared to the same period of 2015. Swap fees are fees related to customer swap transactions and are received from the institution that is our counterparty on the transaction. These fees fluctuate from quarter to quarter based on the number and volume of transactions closed during the quarter. Other non-interest income increased $1.3 million during the three months ended September 30, 2016 compared to the same period of 2015. Other non-interest income includes such items as letter of credit fees, other general operating income and changes in the fair value of loans held for sale, none of which account for 1% or more of total interest income and non-interest income.
Non-interest income increased $5.5 million during the nine months ended September 30, 2016 compared to the same period of 2015. This increase was primarily due to a $3.7 million increase in brokered loan fees during the nine months ended September 30, 2016 compared to the same period of 2015 as a result of an increase in mortgage finance and loans held for sale volumes. Service charges increased $1.1 million during the nine months ended September 30, 2016 compared to the same period of 2015 as a result of the increase in deposit balances and improved pricing. Other non-interest income increased $2.3 million during the nine months ended September 30, 2016 compared to the same period of 2015. Other non-interest income includes such items as letter of credit fees, other general operating income and changes in the fair value of loans held for sale, none of which account for 1% or more of total interest income and non-interest income. Offsetting these increases was a $945,000 decrease in swap fees during the nine months ended September 30, 2016 compared to the same period of 2015.
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
Non-interest Expense
The components of non-interest expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Salaries and employee benefits	$56,722	$48,583	$162,904	$142,611
Net occupancy expense	5,634	5,874	17,284	17,373
Marketing	4,292	3,999	12,686	12,142
Legal and professional	5,333	5,510	16,883	15,176
Communications and technology	6,620	5,180	19,228	15,905
FDIC insurance assessment	6,355	4,489	17,867	12,490
Allowance and other carrying costs for OREO	269	1	765	16
Other(1)	9,574	8,052	28,257	23,768
Total non-interest expense	$94,799	$81,688	$275,874	$239,481

(1)
Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, due from bank charges and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the third quarter of 2016 increased $13.1 million, or 16%, to $94.8 million from $81.7 million in the third quarter of 2015. The increase is primarily attributable to an $8.1 million increase in salaries and employee benefits expense due to general business growth and continued build-out.
Communications and technology expense for the three months ended September 30, 2016 increased $1.4 million as a result of general business and customer growth and continued build-out needed to support that growth, including investment in IT security.
FDIC insurance assessment expense for the three months ended September 30, 2016 increased $1.9 million compared to the same quarter in 2015 as a result of the increase in total assets from September 30, 2015 to September 30, 2016.

Non-interest expense for the nine months ended September 30, 2016 increased $36.4 million, or 15%, to $275.9 million from $239.5 million for the same period of 2015. The increase is primarily attributable to a $20.3 million increase in salaries and employee benefits expense due to general business growth and continued build-out.
Legal and professional expense for the nine months ended September 30, 2016 increased $1.7 million compared to the same period of 2015. Our legal and professional expense will continue to fluctuate and could increase in the future due to additional growth and as we respond to continued regulatory changes and strategic initiatives.
Communications and technology expense for the nine months ended September 30, 2016 increased $3.3 million as a result of general business and customer growth and continued build-out needed to support that growth, including investment in IT security.
FDIC insurance assessment expense for the nine months ended September 30, 2016 increased $5.4 million compared to the same period in 2015 as a result of the increase in total assets from September 30, 2015 to September 30, 2016.
Analysis of Financial Condition
Loans Held for Investment
Loans were as follows as of the dates indicated (in thousands):

	September 30, 2016	December 31, 2015
Commercial	$7,053,979	$6,672,631
Mortgage finance	4,961,159	4,966,276
Construction	2,150,453	1,851,717
Real estate	3,391,831	3,139,197
Consumer	27,554	25,323
Leases	96,878	113,996
Gross loans held for investment	17,681,854	16,769,140
Deferred income (net of direct origination costs)	(58,301)	(57,190)
Allowance for loan losses	(180,436)	(141,111)
Total loans held for investment, net	$17,443,117	$16,570,839
Total loans held for investment net of allowance for loan losses at September 30, 2016 increased $872.3 million from December 31, 2015 to $17.4 billion. Our business plan focuses primarily on lending to middle market businesses and successful professionals and entrepreneurs, and as such, commercial, real estate and construction loans have comprised a majority of our loan portfolio. Consumer loans generally have represented 1% or less of the portfolio. Mortgage finance loans relate to our mortgage warehouse lending operations in which we invest in mortgage loan ownership interests that are typically sold within 10 to 20 days. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans as well as overall market interest rates and tend to peak at the end of each month.
We originate a substantial majority of all loans held for investment (excluding mortgage finance loans). We also participate in syndicated loan relationships, both as a participant and as an agent. As of September 30, 2016, we had $2.1 billion in syndicated loans, $548.4 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of September 30, 2016, $82.7 million of our syndicated loans were on non-accrual.
Portfolio Geographic Concentration
When considering our mortgage finance loans and other national lines of business, more than 50% of our borrowers and the value of collateral securing our loans held for investment are located outside of Texas. However, as of September 30, 2016, a majority of our loans held for investment, excluding our mortgage finance loans and other national lines of business, were to businesses with headquarters and operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We also make loans to these customers that are secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses.
Summary of Loan Loss Experience
The provision for credit losses is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. We recorded a provision of $22.0 million during the third quarter of 2016 compared to $13.8 million in the third quarter of 2015 and $16.0 million in the second quarter of 2016. The increase in provision recorded during the third quarter of 2016 compared to the same period in 2015 is related to the deterioration in our energy portfolio, growth in loans held for investment, excluding mortgage finance loans, and an increase in total criticized loans, as well as changes in applied risk weights. Risk weights are based on historical loss experience as well as changes in the composition of our pass-rated loan portfolio.
The allowance for credit losses, which includes a liability for losses on unfunded commitments, totaled $191.3 million at September 30, 2016, $150.1 million at December 31, 2015 and $138.1 million at September 30, 2015. The combined allowance percentage increased to 1.51% at September 30, 2016 from 1.28% and 1.19% at December 31, 2015 and September 30, 2015, respectively. The combined allowance as a percent of loans held for investment, excluding mortgage finance loans, has trended up during 2015 and into 2016 primarily as a result of the increasing provision for credit losses driven by deterioration in our energy portfolio and management's allocation of a higher reserve to the Bank's pass-rated portfolio as deemed appropriate in light of current environmental conditions.
The overall allowance for loan losses results from consistent application of our loan loss reserve methodology. At September 30, 2016, we believe the allowance is appropriate to cover all inherent losses in the portfolio and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, our estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.
Activity in the allowance for loan losses is presented in the following table (in thousands, except percentage and multiple data):

	Nine months ended September 30, 2016	Year ended December 31, 2015	Nine months ended September 30, 2015
Allowance for loan losses:
Beginning balance	$141,111	$100,954	$100,954
Loans charged-off:
Commercial	34,232	16,254	11,278
Real estate	528	389	346
Consumer	40	62	62
Leases	—	25	25
Total charge-offs	34,800	16,730	11,711
Recoveries:
Commercial	7,829	4,944	2,098
Construction	34	400	28
Real estate	36	33	397
Consumer	16	173	19
Leases	71	38	27
Total recoveries	7,986	5,588	2,569
Net charge-offs	26,814	11,142	9,142
Provision for loan losses	66,139	51,299	38,728
Ending balance	$180,436	$141,111	$130,540
Allowance for off-balance sheet credit losses:
Beginning balance	$9,011	$7,060	$7,060
Provision for off-balance sheet credit losses	1,861	1,951	522
Ending balance	$10,872	$9,011	$7,582
Total allowance for credit losses	$191,308	$150,122	$138,122
Total provision for credit losses	$68,000	$53,250	$39,250
Allowance for loan losses to LHI	1.02%	0.84%	0.82%
Allowance for loan losses to LHI excluding mortgage finance loans	1.42%	1.20%	1.13%
Net charge-offs to average LHI(1)	0.22%	0.07%	0.08%
Net charge-offs to average LHI excluding mortgage finance loans(1)	0.29%	0.10%	0.11%
Total provision for credit losses to average LHI	0.55%	0.35%	0.35%
Total provision for credit losses to average LHI excluding mortgage finance loans	0.74%	0.48%	0.49%
Recoveries to total charge-offs	22.95%	33.40%	21.94%
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.19%	0.16%	0.14%
Combined allowance for credit losses to LHI	1.09%	0.90%	0.87%
Combined allowance for credit losses to LHI excluding mortgage finance loans	1.51%	1.28%	1.19%
Non-performing assets:
Non-accrual loans(4)	$169,113	$179,788	$109,674
OREO(3)	19,009	278	187
Other repossessed assets	—	230	—
Total	$188,122	$180,296	$109,861
Restructured loans	$—	$249	$249
Loans past due 90 days and still accruing(2)	9,706	7,013	7,558
Allowance for loan losses to non-accrual loans	1.1x	0.8x	1.2x

(1)	Interim period ratios are annualized.

(2)
At September 30, 2016, December 31, 2015 and September 30, 2015, loans past due 90 days and still accruing include premium finance loans of $7.7 million, $6.6 million and $6.2 million, respectively. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(3)	We did not have a valuation allowance recorded against the OREO balance at September 30, 2016, December 31, 2015 or September 30, 2015.

(4)
As of September 30, 2016, December 31, 2015 and September 30, 2015, non-accrual loans included $19.7 million, $24.9 million and $26.1 million, respectively, in loans that met the criteria for restructured.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type and by type of property securing the credit and OREO (in thousands):

	September 30, 2016	December 31, 2015	September 30, 2015

Non-accrual loans(1)
Commercial
Oil and gas properties	$143,372	$104,179	$32,476
Assets of the borrowers	17,335	30,360	43,870
Inventory	2,020	2,099	2,130
Other	3,606	2,020	1,722
Total commercial	166,333	138,658	80,198
Construction
Commercial buildings	—	16,667	16,749
Unimproved land	—	—	—
Other	159	—	—
Total construction	159	16,667	16,749
Real estate
Commercial property	2,087	2,867	2,909
Unimproved land and/or developed residential lots	—	3,576	3,591
Farm land	—	12,486	—
Other	334	383	528
Total real estate	2,421	19,312	7,028
Consumer	200	—	—
Leases	—	5,151	5,699
Total non-accrual loans	169,113	179,788	109,674
Repossessed assets:
OREO(2)	19,009	278	187
Other repossessed assets	—	230	—
Total non-performing assets	$188,122	$180,296	$109,861

(1)
As of September 30, 2016, December 31, 2015 and September 30, 2015, non-accrual loans included $19.7 million, $24.9 million and $26.1 million, respectively, in loans that met the criteria for restructured.

(2)	We did not have a valuation allowance recorded against the OREO balance at September 30, 2016, December 31, 2015 or September 30, 2015.
Total non-performing assets at September 30, 2016 increased $78.3 million from September 30, 2015 and $7.8 million from December 31, 2015. We experienced a significant increase in levels of non-performing assets during the nine months ended September 30, 2016 compared to the same period in 2015, primarily related to deterioration in our energy portfolio, which was expected as energy prices remain low. Energy non-performing assets totaled $150.0 million at September 30, 2016 compared to

$36.9 million at September 30, 2015 and $120.4 million at December 31, 2015. Our provision for credit losses increased as a result of changes in the applied risk weights, an increase in total criticized loans, primarily related to the energy portfolio, and continuing growth in loans held for investment, excluding mortgage finance loans. Risk weights are based on historical loss experience as adjusted for current environmental factors as well as changes in the composition of our pass-rated loan portfolio. This resulted in an increase in the allowance for loan losses as a percent of loans excluding mortgage finance loans for September 30, 2016 compared to December 31, 2015 and September 30, 2015.
Generally, we place loans held for investment on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of September 30, 2016, 816,000 of our non-accrual loans were earning on a cash basis. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At September 30, 2016, we had $26.3 million in loans of this type, compared to none at December 31, 2015, which were not included in either non-accrual or 90 days past due categories.
The table below summarizes the assets held in OREO at September 30, 2016 (in thousands):

Medical building	$17,398
Oil and gas property	$1,141
Other	$470
Total OREO	$19,009
When foreclosure occurs, the acquired asset is recorded at fair value less selling costs, generally based on appraised value, which may result in partial charge-off of the loan. So long as the property is retained, further reductions in appraised value will result in valuation adjustments being taken as non-interest expense. If the decline in value is believed to be permanent and not just driven by short-term market conditions, a direct write-down of the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure to decreases in the appraised value of the asset and the incurrence of carrying costs during that holding period. We did not record a valuation expense during the nine months ended September 30, 2016 and 2015.
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
The table below presents the unpaid principal balance of loans held for sale and related fair values at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Unpaid principal balance	620,207	82,853
Fair value	648,684	86,075
Fair value over/(under) unpaid principal balance	28,477	3,222
No loans held for sale were 90 days or more past due or on non-accrual as of September 30, 2016 and December 31, 2015.
The differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding and premiums or discounts on acquired loans.

We generally retain the right to service the loans sold, creating MSR assets on our balance sheet. A summary of MSR activities for the nine months ended September 30, 2016 is as follows (in thousands):

Servicing asset:(1)
Balance, beginning of year	$423
Capitalized servicing rights	16,344
Amortization	(891)
Balance, end of period	15,876
Valuation allowance:
Balance, beginning of year	$—
Increase in valuation allowance	$414
Balance, end of period	$414
Servicing asset, net(1)	$15,462
Fair value	$15,970

(1)	Mortgage servicing rights are reported on the consolidated balance sheets at lower of cost or market. Carrying value and fair value were the same at December 31, 2015, respectively.
At September 30, 2016 and December 31, 2015, our servicing portfolio of residential mortgage loans sold included 4,954 and 168 loans, respectively, with an outstanding principal balance of $1.3 billion and $39.0 million, respectively. In connection with the servicing of these loans, we maintain escrow funds for taxes and insurance in the name of investors, as well as collections in transit to investors. These escrow funds are segregated and held in separate non-interest-bearing accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $18.5 million at September 30, 2016.
As of September 30, 2016 and December 31, 2015, management used the following assumptions to determine the fair value of MSRs:

	September 30, 2016	December 31, 2015
Average discount rates	10.09%	9.76%
Expected prepayment speeds	11.18%	9.66%
Weighted average life, in years	6.5	7.3
In conjunction with the sale and securitization of loans held for sale, we may be exposed to liability resulting from recourse agreements and repurchase agreements. If it is determined subsequent to our sale of a loan that the loan sold is in breach of the representations or warranties made in the applicable sale agreement, we may have an obligation to (a) repurchase the loan for the unpaid principal balance, accrued interest and related advances, (b) indemnify the purchaser against any loss it suffers or (c) make the purchaser whole for the economic benefits of the loan. During the nine months ended September 30, 2016, we originated or purchased and sold approximately $1.4 billion of mortgage loans.
Our repurchase, indemnification and make whole obligations vary based upon the terms of the applicable agreements, the nature of the asserted breach and the status of the mortgage loan at the time a claim is made. We establish reserves for estimated losses of this nature inherent in the origination of mortgage loans by estimating the probable losses inherent in the population of all loans sold based on trends in claims and actual loss severities experienced. The reserve will include accruals for probable contingent losses in addition to those identified in the pipeline of claims received. The estimation process is designed to include amounts based on any actual losses experienced from actual repurchase activity.
Because the MCA business commenced in 2015, we have no historical data to support the establishment of a reserve. The baseline for the repurchase reserve uses historical loss factors obtained from industry data that are applied to loan pools originated and sold during the nine months ended September 30, 2016. The historical industry data loss factors and experienced losses will be accumulated for each sale vintage (year loan was sold) and applied to more recent sale vintages to estimate inherent losses not yet realized. Our estimated exposure related to these loans was $621,000 at September 30, 2016 and is recorded in other liabilities in the consolidated balance sheet. We had no losses due to repurchase, indemnification or make-whole obligations during the year ended September 30, 2016 as it relates to our MCA program.

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), which take into account the demonstrated marketability of assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost effectiveness. For the year ended December 31, 2015 and for the nine months ended September 30, 2016 our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from Federal funds purchased and Federal Home Loan Bank ("FHLB") borrowings, which are generally used to fund mortgage finance assets.
Deposit growth and increases in borrowing capacity related to our mortgage finance loans have resulted in an increase in liquidity assets to $3.5 billion at September 30, 2016. The following table summarizes the growth in and composition of liquidity assets (in thousands):

	September 30, 2016	December 31, 2015	September 30, 2015
Federal funds sold and securities purchased under resale agreements	$30,000	$55,000	$25,000
Interest-bearing deposits	3,441,074	1,626,374	2,320,192
Total liquidity assets	$3,471,074	$1,681,374	$2,345,192

Total liquidity assets as a percent of:
Total loans held for investment, excluding mortgage finance loans	27.8%	14.3%	20.3%
Total loans held for investment	19.5%	10.1%	14.8%
Total earning assets	17.0%	9.2%	12.9%
Total deposits	20.8%	11.1%	15.5%
Our liquidity needs to support growth in loans held for investment have been fulfilled primarily through growth in our core customer deposits. Our goal is to obtain as much of our funding for loans held for investment and other earning assets as possible from deposits of these core customers. These deposits are generated principally through development of long-term relationships with customers, with a significant focus on treasury management products. In addition to deposits from our core customers, we also have access to deposits through brokered customer relationships. For regulatory purposes, these relationship brokered deposits are categorized as brokered deposits; however, since these deposits arise from a customer relationship, which involves extensive treasury services, we consider these deposits to be core deposits for our reporting purposes.

We also have access to incremental deposits through brokered retail certificates of deposit, or CDs. These traditional brokered deposits are generally of short maturities, 30 to 90 days, and are used to fund temporary differences in the growth in loans balances, including growth in loans held for sale or other specific categories of loans as compared to customer deposits. The following table summarizes our period-end and average year-to-date core customer deposits, relationship brokered deposits and traditional brokered deposits (in millions):

	September 30, 2016	December 31, 2015	September 30, 2015
Deposits from core customers	$16,383.1	$13,743.8	$13,554.2
Deposits from core customers as a percent of total deposits	90.3%	91.1%	89.4%
Relationship brokered deposits	$1,762.0	$1,340.8	$1,611.1
Relationship brokered deposits as a percent of total deposits	9.7%	8.9%	10.6%
Traditional brokered deposits	$—	$—	$—
Traditional brokered deposits as a percent of total deposits	—%	—%	—%
Average deposits from core customers(1)	$15,058.0	$13,172.6	$12,764.9
Average deposits from core customers as a percent of total quarterly average deposits(1)	89.9%	89.4%	88.7%
Average relationship brokered deposits(1)	$1,699.7	$1,566.8	$1,630.0
Average relationship brokered deposits as a percent of total quarterly average deposits(1)	10.1%	10.6%	11.3%
Average traditional brokered deposits(1)	$—	$—	$—
Average traditional brokered deposits as a percent of total quarterly average deposits(1)	—%	—%	—%

(1)	Annual averages presented for December 31, 2015.
We have access to sources of traditional brokered deposits that we estimate to be $3.5 billion. Based on our internal guidelines, we have chosen to limit our use of these sources to a lesser amount. Customer deposits (total deposits, including relationship brokered deposits, minus brokered CDs) at September 30, 2016 increased by $3.1 billion from December 31, 2015 and increased $3.0 billion from September 30, 2015.
We have short-term borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our mortgage finance assets, due to their liquidity, short duration and interest spreads available. These borrowing sources include Federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes and advances from the FHLB and the Federal Reserve. The following table summarizes our short-term borrowings as of September 30, 2016 (in thousands):

Federal funds purchased	$73,768
Repurchase agreements	7,652
FHLB borrowings	1,650,000
Line of credit	20,000
Total short-term borrowings	$1,751,420
Maximum short-term borrowings outstanding at any month-end during 2016	$2,117,280
The following table summarizes our other borrowing capacities in excess of balances outstanding at September 30, 2016 (in thousands):

FHLB borrowing capacity relating to loans	$3,645,669
FHLB borrowing capacity relating to securities	1,867
Total FHLB borrowing capacity	$3,647,536
Unused Federal funds lines available from commercial banks	$1,161,000

The following table summarizes our long-term borrowings as of September 30, 2016 (in thousands):

Subordinated notes	$280,954
Trust preferred subordinated debentures	113,406
Total long-term borrowings	$394,360
At September 30, 2016, we had a revolving, non-amortizing line of credit with a maximum availability of $130.0 million. This line of credit matures on December 21, 2016. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. As of September 30, 2016, $20.0 million in borrowings were outstanding compared to none at December 31, 2015.
Our equity capital, including $150 million in preferred stock, averaged $1.7 billion for the nine months ended September 30, 2016, as compared to $1.5 billion for the same period in 2015. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
As of September 30, 2016, our capital ratios were above the levels required to be well capitalized. We believe that our earnings, periodic capital raising transactions and the addition of loan and deposit relationships will allow us to continue to grow organically.

Commitments and Contractual Obligations
The following table presents significant fixed and determinable contractual payment obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of September 30, 2016, our significant fixed and determinable contractual obligations to third parties, excluding interest, were as follows (in thousands):

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
Deposits without a stated maturity	$17,657,225	$—	$—	$—	$17,657,225
Time deposits	462,635	18,628	6,635	—	487,898
Federal funds purchased and customer repurchase agreements	81,420	—	—	—	81,420
FHLB borrowings	1,650,000	—	—	—	1,650,000
Line of credit	20,000	—	—	—	20,000
Operating lease obligations(1)	15,665	15,723	43,061	30,681	105,130
Subordinated notes	—	—	—	280,954	280,954
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total contractual obligations	$19,886,945	$34,351	$49,696	$425,041	$20,396,033

(1)	Non-balance sheet item.
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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of September 30, 2016, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
September 30, 2016
(In thousands)

	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Securities(1)	$8,733	$4,529	2,532	$10,562	$26,356
Total variable loans	16,138,644	28,543	22,057	—	16,189,244
Total fixed loans	398,986	1,146,312	433,124	162,872	2,141,294
Total loans(2)	16,537,630	1,174,855	455,181	162,872	18,330,538
Total interest sensitive assets	$16,546,363	$1,179,384	$457,713	$173,434	$18,356,894
Liabilities:
Interest-bearing customer deposits	$8,867,485	$—	$—	$—	$8,867,485
CDs & IRAs	204,939	257,696	18,628	6,635	487,898
Traditional brokered deposits	—	—	—	—	—
Total interest-bearing deposits	9,072,424	257,696	18,628	6,635	9,355,383
Repurchase agreements, Federal funds purchased, FHLB borrowings, line of credit	1,751,420	—	—	—	1,751,420
Subordinated notes	—	—	—	280,954	280,954
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	1,751,420	—	—	394,360	2,145,780
Total interest sensitive liabilities	$10,823,844	$257,696	$18,628	$400,995	$11,501,163
Gap	$5,722,519	$921,688	$439,085	$(227,561)	$—
Cumulative Gap	5,722,519	6,644,207	7,083,292	6,855,731	6,855,731

Demand deposits					$8,789,740
Stockholders’ equity					1,725,782
Total					$10,515,522

(1)	Securities based on fair market value.

(2)	Loans are stated at gross.
The table above sets forth the balances as of September 30, 2016 for interest-bearing assets, interest-bearing liabilities, and the total of non-interest-bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and loan and deposit account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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
The two “shock test” scenarios assume a sustained parallel 100 and 200 basis point increase in interest rates. As short-term rates have remained low through 2015 and the first nine months of 2016, we do not believe that analysis of an assumed decrease in interest rates would provide meaningful results. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%, at which point we will resume evaluations of shock scenarios in which interest rates decrease.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario		Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	100 bp Increase	200 bp Increase	100 bp Increase	200 bp Increase
	September 30, 2016		September 30, 2015
Change in net interest income	$117,094	$241,366	$86,998	$182,672
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

ITEM 6.	EXHIBITS

(a)	Exhibits
	10.1*	Form of Performance Award Agreement for Executive Officers, filed herewith.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
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

101
The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

* Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: October 20, 2016

/s/ Peter B. Bartholow
Peter B. Bartholow
Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number
10.1*	Form of Performance Award Agreement for Executive Officers, filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
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

101
The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

* Denotes management contract or compensatory plan.