Form 10-K
period 2016-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2017-02-17
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒
As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $2,125,503,000. There were 49,518,387 shares of the registrant’s common stock outstanding on February 15, 2017.
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
The Bank is headquartered in Dallas, with primary banking offices in Austin, Dallas, Fort Worth, Houston and San Antonio, the five largest metropolitan areas of Texas. Substantially all of our business activities are conducted through the Bank. We have focused on organic growth, maintenance of credit quality and recruiting and retaining experienced bankers with strong personal and professional relationships in their communities.
We serve the needs of commercial businesses and successful professionals and entrepreneurs located in Texas as well as operate several lines of business serving a regional or national clientele of commercial borrowers. We are primarily a secured lender, with a majority of our loans being made to businesses headquartered or with operations in Texas. At the same time our national lines of business continue to provide specialized lending products to businesses throughout the United States. We have benefitted from the success of our business model since inception, producing strong loan and deposit growth and favorable loss experience amidst a challenging environment for banking nationally.
Growth History
We have grown substantially in both size and profitability since our formation. The table below sets forth data regarding the growth of key areas of our business from 2012 through 2016 (in thousands):

	December 31,
	2016	2015	2014	2013	2012
Loans held for sale	$968,929	$86,075	$—	$—	$—
Loans held for investment, mortgage finance	4,497,338	4,966,276	4,102,125	2,784,265	3,175,272
Loans held for investment, net	13,001,011	11,745,674	10,154,887	8,486,603	6,785,837
Assets	21,697,134	18,903,821	15,900,034	11,717,174	10,537,853
Demand deposits	7,994,201	6,386,911	5,011,619	3,347,567	2,535,375
Total deposits	17,016,831	15,084,619	12,673,300	9,257,379	7,440,804
Stockholders’ equity	2,009,557	1,623,533	1,484,190	1,096,350	836,242
The following table provides information about the growth of our loans held for investment ("LHI") portfolio by type of loan from 2012 through 2016 (in thousands):

	December 31,
	2016	2015	2014	2013	2012
Commercial	$7,291,545	$6,672,631	$5,869,219	$5,020,565	$4,106,419
Total real estate	5,560,909	4,990,914	4,223,532	3,409,427	2,630,390
Construction	2,098,706	1,851,717	1,416,405	1,262,905	737,637
Real estate term	3,462,203	3,139,197	2,807,127	2,146,522	1,892,753
Mortgage finance	4,497,338	4,966,276	4,102,125	2,784,265	3,175,272
Equipment leases	185,529	113,996	99,495	93,160	69,470
Consumer	34,587	25,323	19,699	15,350	19,493

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
National Lines of Business
While the Texas market continues to be central to the growth and success of our company, we have developed several lines of business, including mortgage finance, mortgage correspondent aggregation, homebuilder finance, insurance premium finance, lender finance, public finance and asset-based lending, that offer specialized loan and deposit products to businesses, municipalities and governmental and tax-exempt entities regionally and throughout the country. We believe this helps us mitigate our geographic concentration risk in Texas. We seek opportunities to develop additional lines of business that leverage our capabilities and are consistent with our business strategy. We launched our mortgage correspondent aggregation ("MCA") business in 2015 and asset-based lending and public finance businesses in 2016.
Business Strategy
Drawing on the business and community ties of our management and their banking experience, our strategy is to continue growing an independent bank that focuses primarily on middle market business customers and successful professionals and entrepreneurs in each of the five major metropolitan markets of Texas as well as our national lines of business. To achieve this, we seek to implement the following strategies:

•	targeting middle market businesses and successful professionals and entrepreneurs;

•	growing our loan and deposit base in our existing markets by hiring additional experienced bankers in our different lines of business;

•	developing lines of business that leverage our strengths and complement our existing lines of business;

•	continuing our emphasis on credit policy to maintain credit quality consistent with long-term objectives;

•	leveraging our existing infrastructure to support a larger volume of business;

•	maintaining stringent internal approval processes for capital and operating expenditures;

•	continuing our extensive use of outsourcing to provide cost-effective operational support and service levels consistent with large-bank operations; and

•	extending our reach within our target markets and lines of business through service innovation and service excellence.
Products and Services
We offer a variety of loan, deposit account and other financial products and services to our customers.
Business Customers.    We offer a full range of products and services oriented to the needs of our business customers, including:

•	commercial loans for general corporate purposes including financing for working capital, internal growth, acquisitions and financing for business insurance premiums;

•	real estate term and construction loans;

•	mortgage finance lending;

•	mortgage correspondent aggregation;

•	equipment leasing;

•	medium- and long-term tax-exempt loans for municipalities and other governmental and tax-exempt entities;

•	treasury management services;

•	wealth management and trust services; and

•	letters of credit.

Individual Customers.    We also provide complete banking services for our individual customers, including:

•	personal wealth management and trust services;

•	certificates of deposit;

•	interest-bearing and non-interest-bearing checking accounts with optional features such as Visa® debit/ATM cards and overdraft protection;

•	traditional money market and savings accounts;

•	loans, both secured and unsecured; and

•	Internet banking.
Lending Activities
We target our lending to middle market businesses and successful professionals and entrepreneurs that meet our credit standards. The credit standards are set by our standing Credit Policy Committee with the assistance of our Bank’s Chief Credit Officer, who is charged with ensuring that credit standards are met by loans in our portfolio. Our Credit Policy Committee is comprised of senior Bank officers including our Bank’s Chief Executive Officer and President, our Texas President/Chief Lending Officer, our Bank's Chief Risk Officer and our Bank’s Chief Credit Officer, and is subject to oversight by the Credit Risk Committee of the Company's board of directors. We believe we maintain an appropriately diversified loan portfolio. Credit policies and underwriting guidelines are tailored to address the unique risks associated with each industry represented in the portfolio.
Our credit standards for commercial borrowers reference numerous criteria with respect to the borrower, including historical and projected financial information, strength of management, acceptable collateral and associated advance rates, and market conditions and trends in the borrower’s industry. In addition, prospective loans are also analyzed based on current industry concentrations in our loan portfolio to prevent an unacceptable concentration of loans in any particular industry. We believe our credit standards are consistent with achieving our business objectives in the markets we serve and are an important part of our risk mitigation. We believe that our Bank is differentiated from its competitors by its focus on and targeted marketing to our core customers and by its ability to fit its products to the individual needs of our customers.
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
Employees
As of December 31, 2016, we had 1,442 full-time employees. None of our employees is represented by a collective bargaining agreement and we consider our relations with our employees to be good.
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
The Basel III Capital Rules, among other things, (i) specify a capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) require that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) define the scope of the deductions/adjustments to the capital measures. Our Series A 6.5% Non-Cumulative Perpetual Preferred Stock constitutes Additional Tier 1 capital and our subordinated notes constitute Tier 2 capital.
The Basel III Capital Rules set risk-based capital requirements and the total risk-based requirements to a minimum of 6.0% and 8.0%, respectively, plus a capital conservation buffer of 2.5% producing targeted ratios of 8.5% and 10.5%, respectively. The leverage ratio requirement under the Basel III Capital Rules is 5.0%. In order to be well capitalized under the rules now in effect, our Bank must maintain a CET1 capital ratio, Tier 1 capital ratio and total capital ratio that is equal to or greater than 6.5%, 8.0% and 10.0%, respectively. See “Selected Financial Data - Capital and Liquidity Ratios.”
Additionally, the Basel III Capital Rules specify a capital conservation buffer with respect to each of the CET1, Tier 1 and total capital to risk-weighted assets ratios, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5%. The required phase-in capital conservation buffer during 2016 was 0.625%. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.
We met the capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis when we commenced filing 2015 reports with the FDIC and OCC. At December 31, 2016 our Bank's CET1 ratio was 8.45% and its total risk-based capital ratio was 11.19% and, as a result, it is currently classified as "well capitalized" for purposes of the OCC's prompt corrective action regulations.
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
Our Bank’s leverage ratio was 8.42% at December 31, 2016 and, as a result, it is currently classified as “well capitalized” for purposes of the OCC’s prompt corrective action regulations.
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
The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. Amendments to the FDIA also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s deposit insurance fund (“DIF”) are calculated. The assessment base now consists of average consolidated total assets less average tangible equity. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. These changes contributed to an increase in the FDIC deposit insurance premiums paid by us in 2015 and 2016 and may contribute to increasing and less predictable deposit insurance expense in future years.
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
Our business is subject to risk. The following discussion, along with management’s discussion and analysis and our financial statements and footnotes, sets forth the most significant risks and uncertainties that we believe could adversely affect our business, financial condition or results of operations. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also have a material adverse effect on our business, financial condition or results of operations. There is no assurance that this discussion covers all potential risks that we face. The occurrence of the described risks could cause our results to differ materially from those described in our forward-looking statements included elsewhere in this report or in our other filings with the SEC and could have a material adverse impact on our business or results of operations.

Risk Factors Associated With Our Business
We must effectively manage our credit risk.    The risk of non-payment of loans is inherent in commercial banking. Increased credit risk may result from many factors, including:

•	Adverse changes in local, U.S. and global economic and industry conditions;

•	Declines in the value of collateral, including asset values that are directly or indirectly related to external factors such as commodity prices, real estate values or interest rates;

•	Concentrations of credit associated with specific loan categories, industries or collateral types; and

•	Risks specific to individual borrowers.
We rely heavily on information provided by third parties when originating and monitoring loans. If this information is intentionally or negligently misrepresented and we do not detect such misrepresentations, the credit risk associated with the transaction may be increased. Although we attempt to manage our credit risk by carefully monitoring the concentration of our loans within specific loan categories and industries and through prudent loan approval and monitoring practices in all categories of our lending, we cannot assure you that our approval and monitoring procedures will reduce these lending risks. Our significant number of large credit relationships (above $10 million) could exacerbate credit problems precipitated by a regional or national economic downturn. Competitive pressures could erode underwriting standards leading to a decline in general credit quality and increases in credit defaults and non-performing asset levels. If our credit administration personnel, policies and procedures are not able to adequately adapt to changes in economic, competitive or other conditions that affect customers and the quality of the loan portfolio, we may incur increased losses that could adversely affect our financial results and lead to increased regulatory scrutiny, restrictions on our lending activity or financial penalties.
A significant portion of our assets consists of commercial loans. We generally invest a greater proportion of our assets in commercial loans to business customers than other banking institutions of our size, and our business plan calls for continued efforts to increase our assets invested in these loans. At December 31, 2016, approximately 41% of our LHI portfolio was comprised of commercial loans. Commercial loans may involve a higher degree of credit risk than other types of loans due, in part, to their larger average size, the effects of changing economic conditions on the businesses of our commercial loan customers, the dependence of borrowers on operating cash flow to service debt and our reliance upon collateral which may not be readily marketable. Due to the greater proportion of these commercial loans in our portfolio and because the balances of these loans are, on average, larger than other categories of loans, losses incurred on a relatively small number of commercial loans could have a materially adverse impact on our results of operations and financial condition.
A significant portion of our loans are secured by commercial and residential real estate. At December 31, 2016, approximately 30% of our loan portfolio was comprised of loans with real estate as the primary component of collateral. Our real estate lending activities, and our exposure to fluctuations in real estate collateral values, are significant and expected to increase as our assets increase. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located, in response to factors such as changes in the economic health of industries heavily concentrated in a particular area and in response to changes in market interest rates, which influence capitalization rates used to value revenue-generating commercial real estate. If the value of real estate serving as collateral for our loans declines materially, a significant part of our loan portfolio could become under-collateralized and losses incurred upon borrower defaults would increase. Conditions in certain segments of the real estate industry, including homebuilding, lot development and mortgage lending, may have an effect on values of real estate pledged as collateral for our loans. The inability of purchasers of real estate, including residential real estate, to obtain financing may weaken the financial condition of our borrowers who are dependent on the sale or refinancing of property to repay their loans. Changes in the economic health of certain industries can have a significant impact on other sectors or industries which are directly or indirectly associated with those industries, and may impact the value of real estate in areas where such industries are concentrated.
Our future profitability depends, to a significant extent, upon our middle market business customers. Our future profitability depends, to a significant extent, upon revenue we receive from middle market business customers, and their ability to continue to meet their loan obligations. Adverse economic conditions or other factors affecting this market segment, and our failure to timely identify and react to unexpected economic downturns, may have a greater adverse effect on us than on other financial institutions that have a more diversified customer base. Additionally, our inability to grow our middle market business customer base in a highly competitive market could affect our future growth and profitability.
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
Our business model makes our Bank more vulnerable to changes in underlying business credit quality than other banks with which we compete. We have a substantially larger percentage of commercial, real estate and other categories of business loans relative to total assets than most other banks in our market and our individual loans are generally larger as a percentage of our total earning assets than other banks. While we have substantially increased our liquidity over the past three years, these funds are invested in low-yielding deposits with federal agencies and other financial institutions. A substantially smaller portion of our assets consists of securities and other earning asset categories that can be less vulnerable to changes in local, regional or industry-specific economic trends, causing our potential for credit losses to be more severe than other banks. Our business model has focused on growth in various loan categories that can be more sensitive to changes in economic trends. We believe our ability to maintain above-peer rates of growth in commercial loans is dependent on maintaining above-peer credit quality metrics. The failure to do so would have a material adverse impact on our growth and profitability.
If our assessment of inherent losses is inaccurate, or economic and market conditions or our borrowers' financial performance experience material unanticipated changes, the allowance may become inadequate, requiring larger provisions for loan losses that can materially decrease our earnings. Certain of our loans individually represent a significant percentage of our total allowance for loan losses. Adverse collection experience in a relatively small number of these loans could require an increase in the provision for loan losses. Federal regulators periodically review our allowance for loan losses and, based on their judgments, which may be different than ours, may require us to change classifications or grades of loans, increase the allowance for loan losses or recognize further loan charge-offs. Any increase in the allowance for loan losses or in the amount of loan charge-offs required by these regulatory agencies could have a negative effect on our results of operations and financial condition.
Our business is concentrated in Texas; our Energy industry exposure could adversely affect our performance. A majority of our customers are located in Texas. As a result, our financial condition and results of operations may be strongly affected by any prolonged period of economic recession or other adverse business, economic or regulatory conditions affecting Texas businesses and financial institutions. Although more than 50% of our loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas, our Texas concentration remains significant compared to other peer banks. While the Texas economy is more diversified than in the 1980’s, the energy sector continues to play an important role. At December 31, 2016 our outstanding energy loans represented 5% of total loans. Our energy loans consist primarily of producing reserve-based loans to exploration and production companies with a smaller portion of our loan balances attributable to royalty owners, midstream operators, saltwater disposal and other service companies whose businesses primarily relate to production, not exploration and development, of oil and gas. These businesses have been significantly affected by volatility in oil and natural gas prices and material declines in the level of drilling and production activity in Texas and in other areas of the United States. Adverse developments in the energy sector have had and may continue to have significant spillover effects on the Texas economy, including adverse effects on commercial and residential real estate values and the general level of economic activity. We have been carefully monitoring the impact of the continuing significant decline and volatility in oil and natural gas prices on our loan portfolio since late 2014, and have reflected these events in the determination of our allowance for loan and lease losses. We experienced an increase in non-performing assets and higher charge-offs primarily related to energy loans during 2016, and there is no assurance that we will not be materially adversely impacted by the direct and indirect effects of current and future conditions in the energy industry in Texas and nationally.
Our growth plans are dependent on the availability of capital and funding. Our historical ability to raise capital through the sale of capital stock and debt securities may be affected by economic and market conditions or regulatory changes that are beyond our control. Adverse changes in our operating performance or financial condition could make raising additional capital difficult or more expensive or limit our access to customary sources of funding, including inter-bank borrowings, repurchase agreements and borrowings from the Federal Reserve Bank or the Federal Home Loan Bank. Unexpected changes in requirements for regulatory capital resulting from regulatory actions or the results of our Dodd-Frank Act stress testing could require us to raise capital at a time, and at a price, that might be unfavorable, or could require that we forego continuing growth or reduce our current loan portfolio. We cannot offer assurance that capital and funding will be available to us in the future, in needed amounts, upon acceptable terms or at all. Our efforts to raise capital could require the issuance of securities at times and with maturities, conditions and rates that are disadvantageous, and which could have a dilutive impact on our current stockholders. Factors that could adversely affect our ability to raise additional capital include conditions in the capital markets, our financial performance, our credit ratings, regulatory actions and general economic conditions. Increases in our cost of capital, including dilution and increased interest or dividend requirements, could have a direct adverse impact on our operating performance and our ability to achieve our growth objectives. Trust preferred securities are no longer viable as a source of new long-term debt capital as a result of regulatory changes. The treatment of our existing trust preferred securities as capital may be subject to further regulatory change prior to their maturity, which could require the Company to seek additional capital.

We must effectively manage our liquidity risk. Our Bank requires available funds (liquidity) to meet its deposit, debt and other obligations as they come due, borrower requests to draw on committed credit facilities as well as unexpected demands for cash payments. While we are not subject to Basel III liquidity regulations, the adequacy of our liquidity is a matter of regulatory interest given the significant portion of our balance sheet represented by loans as opposed to securities and other more marketable investments. Our Bank’s principal source of funding consists of customer deposits. A substantial majority of our Bank’s liabilities consist of demand, savings, interest checking and money market deposits, which are payable on demand or upon relatively short notice. By comparison, a substantial portion of our assets are loans, most of which, excluding our mortgage finance loans and mortgage loans held for sale, cannot be collected or sold in so short a time frame, creating the potential for an imbalance in the availability of liquid assets to satisfy depositors and loan funding requirements.
We hold smaller balances of marketable securities than many of our competitors, limiting our ability to increase our liquidity by completing market sales of these assets. An inability to raise funds through deposits, borrowings, the sale of securities and loans and other sources, including our access to capital market transactions, could have a substantial negative effect on our Bank’s liquidity. We actively manage our available sources of funds to meet our expected needs under normal and financially stressed conditions, but there is no assurance that our Bank will be able to make new loans, meet ongoing funding commitments to borrowers and replace maturing deposits and advances as necessary under all possible circumstances. Our Bank’s ability to obtain funding could be impaired by factors beyond its control, such as disruptions in financial markets, negative expectations regarding the financial services industry generally or in our markets or negative perceptions of our Bank, including our credit ratings.
Our mortgage finance business has experienced, and will likely continue to experience, highly variable usage of our funding capacity resulting from seasonal demands for credit, surges in consumer demand driven by changes in interest rates and month-end “spikes” of residential mortgage closings. These spikes could also result in our Bank having capital ratios that are below internally targeted levels or even levels that could cause our Bank to not be well capitalized and could affect liquidity levels. At the same time managing this risk by declining to respond fully to the needs of our customers could severely impact our business. We have responded to these variable funding demands by, among other things, increasing the extent of participations sold in our mortgage loan interests and by maintaining a substantial borrowing relationship with the Federal Home Loan Bank. Our mortgage finance customers have in recent periods provided significant low-cost deposit balances associated with the borrower escrow accounts created at the time certain mortgage loans are funded, which have benefitted our liquidity and net interest margin. In a rising rate environment or in response to competitive pressures, we may have to pay interest on some or all of these accounts as regulations allow. Individual escrow account balances also experience significant variability monthly as principal and interest payments, as well as ad valorem taxes and insurance premiums, are paid periodically. While the short average holding period of our mortgage interests of approximately 20 days will allow us, if necessitated by a funding shortfall, to rapidly decrease the size of the portfolio and its associated funding requirements, any such action might significantly damage business relationships important to that business.
Our Bank sources a significant volume of its demand deposits from financial services companies, mortgage finance customers and other commercial sources, resulting in a larger percentage of large deposits and a smaller number of sources of deposits than would be typical of other banks in our markets, creating concentrations of deposits that carry a greater risk of unexpected material withdrawals. In recent periods over half of our total deposits have been attributable to customers whose balances exceed the $250,000 FDIC insurance limit. Many of these customers actively monitor our financial condition and results of operations and could withdraw their deposits quickly upon the occurrence of a material adverse development affecting our Bank or their businesses. Significant deterioration in our credit quality or a downgrade in our credit ratings could affect funding sources such as financial institutions and broker dealers, as well as our borrowing capacity at the Federal Home Loan Bank. In response to this risk we have substantially increased our liquidity over the past three years, but there is no assurance that we will maintain or have access to sufficient liquidity to fully mitigate this risk.
One potential source of liquidity for our Bank consists of “brokered deposits” arranged by brokers acting as intermediaries, typically larger money-center financial institutions. We receive deposits provided by certain of our customers in connection with our delivery of other financial services to them or their customers which are subject to regulatory classification as “brokered deposits” even though we consider these to be relationship deposits and they are not subject to the typical risks or market pricing associated with conventional brokered deposits.
If we do not maintain our regulatory capital above the level required to be well capitalized we would be required to obtain FDIC consent for us to continue to accept deposits classified as brokered deposits, and there can be no assurance that the FDIC would consent under any circumstances. We could also be required to suspend or eliminate deposit gathering from any source classified as “brokered” deposits. The FDIC can change the definition of or extend the classification to deposits not currently classified as brokered deposits. These non-traditional deposits are subject to greater operational and reputational risk of unexpected withdrawal than traditional demand and time deposits, particularly those provided by consumers. A significant decrease in our balances of relationship brokered deposits could have a material adverse effect upon our financial condition and results of operations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations below for further discussion of our liquidity.

We must effectively manage our information systems risk. We rely heavily on our communications and information systems to conduct our business. The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. Our ability to compete successfully depends in part upon our ability to use technology to provide products and services that will satisfy customer demands. Many of our larger competitors invest substantially greater resources in technological capabilities than we do. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers, which may negatively affect our business, results of operations or financial condition.
Our communications and information systems remain vulnerable to unexpected disruptions, failures and cyber-attacks. The frequency and intensity of such attacks in our industry is escalating. Any failure or interruption of these systems could impair our ability to serve our customers and to operate our business and could damage our reputation, result in a loss of business, subject us to additional regulatory scrutiny or enforcement or expose us to civil litigation and possible financial liability. While we have developed extensive recovery plans, we cannot assure that those plans will be effective to prevent adverse effects upon us and our customers resulting from system failures.
We collect and store sensitive data, including personally identifiable information of our customers and employees. Computer break-ins of our systems or our customers’ systems, thefts of data and other breaches and criminal activity may result in significant costs to respond, liability for customer losses if we are at fault, damage to our customer relationships, regulatory scrutiny and enforcement and loss of future business opportunities due to reputational damage. Breaches can be perpetrated by unknown third parties, but could also be facilitated by employees either inadvertently or by consciously attempting to create disruption or certain acts of fraud. Although we, with the help of third-party service providers, will continue to implement security technology and establish operational procedures to protect sensitive data, there can be no assurance that these measures will be effective. We advise and provide training to our customers regarding protection of their systems, but there is no assurance that our advice and training will be appropriately acted upon by our customers or effective to prevent losses. In some cases we may elect to contribute to the cost of responding to cybercrime against our customers, even when we are not at fault, in order to maintain valuable customer relationships. Successful cyber-attacks on our Bank or customers may affect the reputation of our Bank, and failure to meet customer expectations could have a material impact on our ability to attract and retain deposits as a primary source of funding.
Our operations rely extensively on a broad range of external vendors. We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations, particularly in the areas of operations, treasury management systems, information technology and security. This reliance exposes us to the risk that these vendors will not perform as required by our agreements as well as risks resulting from disruptions in communications with our vendors, cyber-attacks and security breaches at our vendors, failure of a vendor to provide services for other reasons and poor performance of services. An external vendor’s failure to perform in any of these areas could be disruptive to our operations, which could have a material adverse impact on our business, financial condition and results of operations, as well as cause reputation damage if our customers are affected by the failure. External vendors who must have access to our information systems in order to provide their services have been identified as significant sources of information technology security risk. While we have implemented an active program of oversight to address this risk, there can be no assurance that we will not experience material security breaches associated with our vendors.
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
The banking industry has experienced a prolonged period of unusually low interest rates, which have had an adverse effect on our earnings by reducing yields on loans and other earning assets. The Federal Reserve began raising rates in late 2015 and their benchmark rate and market rates increased during 2016, contributing to some improvement in our net interest income. However there is substantial uncertainty regarding the extent to which interest rates may increase in 2017 and future periods and what the future effects of any such increases will be. There is no assurance that recent expectations of increasing interest rates in future periods will be realized. Increases in market interest rates can have negative impacts on our business, including reducing our customers' desire to borrow money from us or adversely affecting their ability to repay their outstanding loans by increasing their debt service obligations through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to pay their loans is impaired by increasing interest payment obligations, our level of non-performing assets would increase, producing an adverse effect on operating results. Asset values, especially commercial real estate as collateral, securities or other fixed rate earning assets, can decline significantly with relatively minor changes in interest rates.
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
Federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed in 2011 by the Dodd-Frank Act. This change has had limited impact to date due to the excess of commercial liquidity and the low interest rate environment. Rising interest rates may result in our interest expense increasing, with a commensurate adverse effect on our net interest income, particularly if we must pay interest on demand deposits to attract or retain customer deposits. There can be no assurance that we will not be materially adversely affected in the future by increases in interest rates.
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
The Dodd-Frank Act has not yet been fully implemented and there are many additional regulations called for by the Act that have not been proposed, or if proposed, have not been adopted. The full impact of the Dodd-Frank Act on our business strategies is not completely known at this time as there is uncertainty related to regulations still pending. The 2016 national election results have introduced additional uncertainty into future implementation and enforcement of the Dodd-Frank Act and other financial sector regulatory requirements. While these developments have contributed to increased market valuations of a broad range of financial services companies, including the Company, there is no assurance that any of the anticipated changes will be implemented or that expected benefits to our future financial performance will be realized.
We receive inquiries from our regulators from time to time regarding, among other things, lending practices, reserve methodology, compliance with ever-changing regulations and interpretations, our management of interest rate, liquidity, capital and operational risk, enterprise risk management, regulatory and financial accounting practices and policies and related matters, which can divert management’s time and attention from focusing on our business. We have significantly increased the amount of management time and expense devoted to developing the infrastructure to support our expanding compliance obligations, which can pose significant regulatory enforcement, financial and reputational risks if not appropriately addressed.
We are actively engaged in responding to stress testing requirements contained in the Dodd-Frank Act (“DFAST”) to evaluate the adequacy of our capital and liquidity planning. Uncertainties regarding how the financial models of our business created pursuant to this requirement will respond to the regulatory scenarios issued annually, and how our regulators will evaluate our report of the results obtained, subject us to increased regulatory risk in 2017 and future years as the standards for DFAST and regulatory use of our reported data continue to evolve. Any change to our practices or policies requested or required by our regulators, or any changes in interpretation of regulatory policy applicable to our businesses, may have a material adverse effect on our business, results of operations or financial condition. We have increased our capital and liquidity and expanded our regulatory compliance staffing and systems in recent years in order to address regulatory expectations for high-growth institutions, which reduced our net interest margin and earnings in those periods.  There is no assurance that our financial performance in future years will not be similarly burdened.
We expend substantial effort and incur costs to maintain and improve our systems, controls, accounting, operations, information security, compliance, audit effectiveness, analytical capabilities, staffing and training in order to satisfy regulatory requirements. We cannot offer assurance that these efforts will be accepted by our regulators as satisfying the legal and regulatory requirements applicable to us. Failure to comply with relevant laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

The FDIC has imposed higher general and special assessments on deposits or assets based on general industry conditions and as a result of changes in specific programs, as well as qualitative adjustments for individual institutions based on their risk characteristics that cannot be predicted with any certainty. There is no restriction on the amount by which the FDIC may increase deposit and asset assessments in the future. Increases in FDIC assessments, fees and taxes have adversely affected our earnings and may continue to do so in the future.
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
We must be effective in developing and executing new lines of business and new products and services while managing associated risks. Our business strategy requires that we develop and grow new lines of business and offer new products and services within existing lines of business in order to compete successfully and realize our growth objectives for both loans and deposits. Substantial costs, risks and uncertainties are associated with these efforts, particularly in instances where the markets are not fully developed. Developing and marketing new activities requires that we invest significant time and resources before revenues and profits can be realized. Timetables for the development and launch of new activities may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, receipt of necessary licenses or permits, competitive alternatives and shifting market preferences, may also adversely impact the successful execution of new activities. New activities necessarily entail additional risks and may present additional risks to the effectiveness of our system of internal controls. All service offerings, including current offerings and new activities, may become more risky due to changes in economic, competitive and market conditions beyond our control. Our regulators could determine that our risk management practices are not adequate or our capital levels are not sufficiently in excess of well-capitalized levels and take action to restrain our growth. Failure to successfully manage these risks, generally and to the satisfaction of our regulators, in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.
We must continue to attract, retain and develop key personnel. Our success depends to a significant extent upon our ability to attract, develop and retain experienced bankers in each of our markets as well as managers in operational areas, compliance and other support areas to build and maintain the infrastructure and controls required to support continuing loan and deposit growth. Competition for the best people in our industry can be intense, and there is no assurance that we will continue to have the same level of success in this effort that has supported our historical results. Factors that affect our ability to attract, develop and retain key employees include our compensation and benefits programs, our profitability, our ability to establish appropriate succession plans for key talent, our reputation for rewarding and promoting qualified employees and market competition for employees with certain skills, including information systems development and security. The cost of employee compensation is a significant portion of our operating expenses and can materially impact our results of operations. The unanticipated loss of the services of a small number of key personnel could have an adverse effect on our business. Although we have entered into employment agreements with certain key employees, we cannot assure you that we will be successful in retaining them.
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
Our mortgage correspondent aggregation business subjects us to additional risks. In the third quarter of 2015 we launched our mortgage correspondent aggregation business (“MCA”), a correspondent lending program that complements our mortgage warehouse lending business. Volatility in the mortgage industry has caused uncertainty related to the pricing of the mortgage loans that we seek to purchase, as well as uncertainty in the pricing of those loans when they are sold or securitized. This volatility may cause the actual returns on mortgage sales or securitization transactions to be less than anticipated, which could adversely affect our overall loans held for sale volumes. Additionally, non-bank competitors may have a pricing advantage as they are not subject to the same capital maintenance requirements relative to mortgage loans and mortgage servicing rights ("MSRs") as our Bank.
Our MCA business subjects us to additional interest rate risk, which may have an adverse effect on our business. The persistent low interest rate environment and expectation of future higher rates has resulted in an increase in the value of MSRs, causing other market participants and competitors who are planning to hold MSRs for a longer term to be more aggressive in their pricing of the underlying loan purchases than a participant like our Bank that does not plan to hold MSRs on a long-term basis. While we believe market and competitive conditions will improve, a prolonged low interest rate environment could adversely affect the economics of our MCA business over a longer period of time. Conversely, an environment of rising interest rates could have a significant effect on loan volumes in our MCA business if refinancing and home purchase activities are reduced.
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
We may be required to repurchase mortgage loans or reimburse investors as a result of breaches in contractual representations and warranties under the agreements pursuant to which we sell mortgage loans. While our agreements with the originators and sellers of mortgage loans provide us with legal recourse against them that may allow us to recover some or all of our losses, these companies are frequently not financially capable of paying large amounts of damages and as a result we can offer no assurance that we will not bear all of the risk of loss.
We may incur other costs and losses as a result of actual or alleged violations of regulations related to the origination and purchase of residential mortgage loans. The origination of residential mortgage loans is governed by a variety of federal and state laws and regulations, which are frequently changing. We sell residential mortgage loans that we have purchased or that we have originated to various parties, including Ginnie Mae and GSEs such as Fannie Mae or Freddie Mac and other financial institutions that purchase mortgage loans for investment or private label securitization. We may also pool FHA-insured and VA-guaranteed mortgage loans which back securities issued by Ginnie Mae. Our accrued mortgage repurchase liability represents management’s best estimate of the probable loss that we may expect to incur for the representations and warranties in the contractual provisions of our sales of mortgage loans, but there is no assurance that our losses will not materially exceed such amounts.
Our accounting estimates and risk management processes rely on management judgment, which may prove inadequate or be adversely impacted by inaccurate assumptions or models. The processes we use to estimate probable credit losses for purposes of establishing the allowance for loan losses and to measure the fair value of financial instruments, certain of our liquidity and capital planning tools, as well as the processes we use to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, all depend upon management’s judgment. Management’s judgment and the data relied upon by management may be based on assumptions that prove to be inaccurate, particularly in times of market stress or other unforeseen circumstances. As a bank with total assets exceeding $10 billion we have become subject to the stress testing requirements of the Dodd-Frank Act and our forecasting and modeling requirements have increased and become more complex. Even if the relevant factual assumptions determined by management are accurate, our decisions may prove to be inadequate or inaccurate because of other flaws in the design or use of analytical tools by management. Any such failures in our processes for producing accounting estimates and managing risks could have a material adverse effect on our business, financial condition and results of operations.
Our risk management strategies and processes may not be effective; our controls and procedures may fail or be circumvented. We continue to invest in the development of risk management techniques, strategies, assessment methods and related controls and monitoring approaches on an ongoing basis. However, these risk management strategies and processes may not be fully effective in mitigating our risk exposure in all economic market environments or against all types of risk. Any failures in our risk management strategies and processes to accurately identify, quantify and monitor our risk exposure could limit our ability to effectively manage our risks. Management regularly reviews and updates our internal controls over financial reporting, disclosure controls and procedures~~,~~ and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and management judgment and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.
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
We must maintain adequate regulatory capital to support our business objectives. Under regulatory capital adequacy guidelines and other regulatory requirements, we must satisfy capital requirements based upon quantitative measures of assets, liabilities and certain off-balance sheet items. Our satisfaction of these requirements is subject to qualitative judgments by regulators that may differ materially from management’s and that are subject to being determined retroactively for prior periods. Additionally, regulators can make subjective assessments about the adequacy of capital levels, even those over the “well-capitalized” requirements. Our ability to maintain our status as a financial holding company and to continue to operate our Bank as we have in recent periods is dependent upon a number of factors, including our Bank qualifying as “well capitalized” and “well managed” under applicable prompt corrective action regulations and upon our company qualifying on an ongoing basis as “well capitalized” and “well managed” under applicable Federal Reserve regulations.
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
We are dependent on funds obtained from borrowing or capital transactions or from our Bank to fund our obligations. We are a financial holding company engaged in the business of managing, controlling and operating our Bank. We conduct no material business or other activity at the parent company level other than activities incidental to holding equity and debt investments in our Bank. As a result, we rely on the proceeds of capital transactions, borrowings under our revolving line of credit, payments of interest and principal on loans made to our Bank and dividends on preferred stock issued by our Bank to pay our operating expenses, to satisfy our obligations to debtholders and to pay dividends on our preferred stock. Our Bank’s ability to pay dividends may be limited. The profitability of our Bank is subject to fluctuation based upon, among other things, the cost and availability of funds, changes in interest rates and economic conditions in general. Our Bank’s ability to pay dividends to us is subject to regulatory limitations that can, under certain adverse circumstances, prohibit the payment of dividends to us. Our right to participate in any distribution from the liquidation or sale of our Bank’s assets is subject to the prior claims of our Bank’s creditors.
If we are unable to access funds from capital transactions, borrowing under our revolving line of credit or dividends or interest on loan payments from our Bank, we may be unable to satisfy our obligations to creditors or debtholders or pay dividends on our preferred stock. Changes in our Bank’s operating results or capital requirements could require us to convert subordinated notes or preferred stock of our bank held by us into common equity, reducing our cash flow available to meet our obligations.
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
We purchase insurance coverage to mitigate a wide range of operating risks, including general liability, errors and omissions, professional liability, business interruption, cyber-crime, fraud and property loss, for events that may be materially detrimental to our Bank or customers. There is no assurance that our insurance will be adequate to protect us against material losses in excess of our coverage limits or that insurers will perform their obligations under our policies without attempting to limit or exclude coverage. We could be required to pursue legal actions against insurers to obtain payment of amounts we are owed, and there is no assurance that such actions, if pursued, would be successful.
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
The holders of our indebtedness and preferred stock have rights that are senior to those of our common stockholders. As of December 31, 2016, we had $111.0 million outstanding in subordinated notes issued by our holding company and $113.4 million outstanding in junior subordinated notes that are held by statutory trusts which issued trust preferred securities to investors. At December 31, 2016 our Bank had $175.0 million in subordinated notes outstanding. Payments of the principal and interest on our trust preferred securities are conditionally guaranteed by us to the extent not paid by each trust, provided the trust has funds available for such obligations.
Our subordinated notes and junior subordinated notes are senior to our shares of preferred stock and common stock in right of payment of dividends and other distributions. We must be current on interest and principal payments on our indebtedness before any dividends can be paid on our preferred stock or our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our indebtedness must be satisfied before any distributions can be made to our preferred or common stockholders. If certain conditions are met, we have the right to defer interest payments on the junior subordinated debentures (and the related trust preferred securities) at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period, during which time no dividends may be paid to holders of our preferred stock or common stock. Because our Bank’s subordinated notes are obligations of the Bank, they would in liquidation of our Bank or sale of its assets receive payment before any amounts would be payable to holders of our common stock, preferred stock or subordinated notes.
At December 31, 2016, we had issued and outstanding 6 million shares of our 6.50% Non-Cumulative Perpetual Preferred Stock, Series, A, having an aggregate liquidation preference of $150.0 million. Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. We must be current on dividends payable to holders of preferred stock before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.
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
Our Bank’s subordinated indebtedness is unsecured and subordinate and junior in right of payment to the Bank’s obligations to its depositors, its obligations under banker’s acceptances and letters of credit, its obligations to any Federal Reserve Bank, certain obligations to the FDIC, and its obligations to its other creditors, whether now outstanding or hereafter incurred, except any obligations which expressly rank on a parity with or junior to the subordinated notes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES
Our corporate headquarters is located in downtown Dallas, Texas. These facilities, which we lease, house our executive and primary administrative offices, as well as the principal banking headquarters of Texas Capital Bank. We also lease other facilities in our primary market regions of Dallas, Fort Worth, Houston, Austin and San Antonio, as well as in California, Illinois, Missouri and New York, some of which operate as full-service banking centers. We also lease an operations center in Richardson, Texas that houses our loan and deposit operations and our customer call center.

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
Our common stock is traded on The Nasdaq Global Select Market under the symbol “TCBI”. On February 15, 2017, there were approximately 195 holders of record of our common stock.

No cash dividends have ever been paid by us on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our principal source of funds to pay cash dividends on our common stock would be cash dividends from our Bank. The payment of dividends by our Bank is subject to certain restrictions imposed by federal banking laws, regulations and authorities.
The following table presents the range of high and low bid prices reported on The Nasdaq Global Select Market for each of the four quarters of 2015 and 2016.

	Price Per Share
Quarter Ended	High	Low
March 31, 2015	$54.81	$40.40
June 30, 2015	63.70	47.55
September 30, 2015	63.25	48.01
December 31, 2015	61.83	46.25

March 31, 2016	49.88	29.78
June 30, 2016	51.84	34.54
September 30, 2016	55.25	42.36
December 31, 2016	81.25	54.20

Stock Performance Graph
The following table and graph sets forth the cumulative total stockholder return for the Company’s common stock for the five-year period ending on December 31, 2016, compared to an overall stock market index (Russell 2000 Index) and the Company’s peer group index (Nasdaq Bank Index). The Russell 2000 Index and Nasdaq Bank Index are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2011. The performance graph represents past performance and should not be considered to be an indication of future performance.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Texas Capital
Bancshares, Inc.	$100.00	$146.42	$203.20	$177.49	$161.45	$256.13
Russell 2000
Index (RTY)	100.00	114.68	156.71	162.41	153.41	183.02
Nasdaq Bank
Index (CBNK)	100.00	116.01	160.04	164.88	175.96	236.70

Source: Bloomberg

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
You should read the selected financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	At or For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share, average share and percentage data)
Consolidated Operating Data(1)
Interest income	$703,408	$602,958	$514,547	$444,625	$398,457
Interest expense	63,594	46,428	37,582	25,112	21,578
Net interest income	639,814	556,530	476,965	419,513	376,879
Provision for credit losses	77,000	53,250	22,000	19,000	11,500
Net interest income after provision for credit losses	562,814	503,280	454,965	400,513	365,379
Non-interest income	60,780	47,738	42,511	44,024	43,040
Non-interest expense	382,397	326,523	285,114	256,729	219,881
Income before income taxes	241,197	224,495	212,362	187,808	188,538
Income tax expense	86,078	79,641	76,010	66,757	67,866
Net income	155,119	144,854	136,352	121,051	120,672
Preferred stock dividends	9,750	9,750	9,750	7,394	—
Net income available to common stockholders	$145,369	$135,104	$126,602	$113,657	$120,672
Consolidated Balance Sheet Data(1)
Total assets	$21,697,134	$18,903,821	$15,900,034	$11,717,174	$10,537,853
Loans held for sale	968,929	86,075	—	—	—
Loans held for investment	13,001,011	11,745,674	10,154,887	8,486,603	6,785,837
Loans held for investment, mortgage finance loans	4,497,338	4,966,276	4,102,125	2,784,265	3,175,272
Liquidity assets(2)	2,725,645	1,681,374	1,233,990	61,427	94,410
Securities available-for-sale	24,874	29,992	41,719	63,214	100,195
Demand deposits	7,994,201	6,386,911	5,011,619	3,347,567	2,535,375
Total deposits	17,016,831	15,084,619	12,673,300	9,257,379	7,440,804
Federal funds purchased and repurchase agreements	109,575	143,051	92,676	170,604	297,115
Other borrowings	2,000,000	1,500,000	1,100,005	855,026	1,650,046
Subordinated notes	281,044	280,682	280,321	108,110	108,009
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406	113,406
Stockholders’ equity	2,009,557	1,623,533	1,484,190	1,096,350	836,242

	At or For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share, average share and percentage data)
Other Financial Data
Income per share
Basic	$3.14	$2.95	$2.93	$2.78	$3.09
Diluted	3.11	2.91	2.88	2.72	3.00
Tangible book value per share(3)	37.17	31.69	28.72	22.54	20.04
Book value per share	37.56	32.12	29.17	23.06	20.53
Weighted average shares
Basic	46,239,210	45,808,440	43,236,344	40,864,225	39,046,340
Diluted	46,765,902	46,437,872	44,003,256	41,779,881	40,165,847
Selected Financial Ratios
Performance Ratios
Net interest margin	3.14%	3.14%	3.78%	4.22%	4.41%
Return on average assets	0.74%	0.79%	1.05%	1.17%	1.35%
Return on average equity	9.27%	9.65%	11.31%	12.82%	16.93%
Efficiency ratio(4)	54.58%	54.04%	54.88%	55.39%	52.35%
Non-interest expense to average earning assets	1.88%	1.84%	2.26%	2.58%	2.57%
Asset Quality Ratios
Net charge-offs (recoveries) to average LHI	0.29%	0.07%	0.05%	0.05%	0.07%
Net charge-offs (recoveries) to average LHI excluding mortgage finance loans	0.38%	0.10%	0.07%	0.07%	0.10%
Allowance for loan losses to LHI	0.96%	0.84%	0.71%	0.78%	0.75%
Allowance for loan losses to LHI excluding mortgage finance loans	1.29%	1.20%	0.99%	1.03%	1.10%
Allowance for loan losses to non-accrual loans	1.0x	.8x	2.3x	2.7x	1.3x
Non-accrual loans to LHI	0.96%	1.08%	0.30%	0.29%	0.56%
Non-accrual loans to LHI excluding mortgage finance loans	1.29%	1.53%	0.43%	0.38%	0.82%
Total NPAs to LHI plus OREO	1.07%	1.08%	0.31%	0.33%	0.72%
Total NPAs to LHI excluding mortgage finance loans plus OREO	1.43%	1.53%	0.43%	0.44%	1.06%
Capital and Liquidity Ratios(5)
CET1	8.97%	7.47%	7.89%	N/A	N/A
Total capital ratio	10.23%	11.05%	11.83%	10.73%	9.97%
Tier 1 capital ratio	12.48%	8.81%	9.46%	9.15%	8.27%
Tier 1 leverage ratio	9.34%	8.92%	10.76%	10.87%	9.41%
Average equity/average assets	8.20%	8.51%	9.75%	9.68%	7.95%
Tangible common equity/total tangible assets(6)	8.49%	7.69%	8.26%	7.87%	7.73%
Average net loans/average deposits	95.82%	101.71%	111.57%	116.25%	129.97%

(1)
The consolidated operating data and consolidated balance sheet data presented above for the five most recent fiscal years have been derived from our audited consolidated financial statements. The historical results are not necessarily indicative of the results to be expected in any future period.

(2)	Liquidity assets consist of Federal funds sold and deposits in other banks.

(3)	Stockholders' equity excluding preferred stock, less goodwill and intangibles, divided by shares outstanding at period end.

(4)	Non-interest expense divided by the sum of net interest income and non-interest income.

(5)	The Basel III Capital Rules specifying the CET1 ratio became effective on January 1, 2015.

(6)
Stockholders' equity excluding preferred stock and accumulated other comprehensive income less goodwill and intangibles divided by total assets less accumulated other comprehensive income and goodwill and intangibles.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements and financial analysis contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of federal securities laws. Forward-looking statements may also be contained in our future filings with SEC, in press releases and in oral and written statements made by us or with our approval that are not statements of historical fact. These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information available to us at the time such statements are made. Words such as “believes,” “expects,” “estimates,” “anticipates,” “plans,” “goals,” “objectives,” “expects,” “intends,” “seeks,” “likely,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
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
Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following:

•
Deterioration of the credit quality of our loan portfolio or declines in the value of collateral related to external factors such as commodity prices, real estate values or interest rates, increased default rates and loan losses or adverse changes in the industry concentrations of our loan portfolio.

•	Changing economic conditions or other developments adversely affecting our commercial, entrepreneurial and professional customers.

•	Changes in the value of commercial and residential real estate securing our loans or in the demand for credit to support the purchase and ownership of such assets.

•
The failure to correctly assess and model the assumptions supporting our allowance for loan losses, causing it to become inadequate in the event of deteriorations in loan quality and increases in charge-offs.

•
Changes in the U.S. economy in general or the Texas economy specifically resulting in deterioration of credit quality, increases in non-performing assets or charge-offs or reduced demand for credit or other financial services we offer, including the effects from declines in the level of drilling and production related to the continued volatility in oil and gas prices.

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

•
The failure to manage our information systems risk or to prevent cyber-attacks against us or our third party vendors, or to manage risks from disruptions or security breaches affecting our third party vendors.

•
The failure to effectively manage our interest rate risk resulting from unexpectedly large or sudden changes in interest rates or rate or maturity imbalances in our assets and liabilities, and potential adverse effects to our borrowers including their inability to repay loans with increased interest rates.

•
Legislative and regulatory changes imposing further restrictions and costs on our business, a failure to remain well capitalized or well managed status or regulatory enforcement actions against us, and uncertainty related to future implementation and enforcement of regulatory requirements resulting from the current political environment.

•
The failure to successfully execute our business strategy, which may include expanding into new markets, developing and launching new lines of business or new products and services within the expected timeframes and budgets or to successfully manage the risks related to the development and implementation of these new businesses, products or services.

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

•
Uncertainty in the pricing of mortgage loans that we purchase, and later sell or securitize, as well as competition for the MSRs related to these loans and related interest rate risk resulting from retaining MSRs, and the potential effects of higher interest rates on our MCA loan volumes.

•	Material failures of our accounting estimates and risk management processes based on management judgment, or the supporting analytical and forecasting models.

•	Failure of our risk management strategies and procedures, including failure or circumvention of our controls.

•	Credit risk resulting from our exposure to counterparties.

•	An increase in the incidence or severity of fraud, illegal payments, security breaches and other illegal acts impacting our Bank and our customers.

•	The failure to maintain adequate regulatory capital to support our business.

•	Unavailability of funds obtained from borrowing or capital transactions or from our Bank to fund our obligations.

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
Overview of Our Business Operations
We commenced our banking operations in December 1998. An important aspect of our growth strategy has been our ability to effectively service and manage a large number of loans and deposit accounts in multiple markets in Texas, as well as several lines of business serving a regional or national clientele of commercial borrowers. Accordingly, we have created an operations infrastructure sufficient to support our lending and banking operations that we continue to build out as needed to serve a larger customer base and specialized industries.
In the third quarter of 2015, we launched a correspondent lending program, MCA, to complement our warehouse lending program. Through our MCA program we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loan sales to independent third parties or in securitization transactions to Ginnie Mae and GSEs such as Fannie Mae and Freddie Mac. We retain the MSRs in some cases with the expectation that they will be sold from time to time. Once purchased, these loans are classified as held for sale and are carried at fair value pursuant to our election of the fair value option. At the commitment date, we enter into a corresponding forward sale commitment with a third party, typically a GSE, to deliver the loans to the third party within a specified timeframe. The estimated gain/loss for the entire transaction (from initial purchase commitment to final delivery of loans) is recorded as an asset or liability. Fair value is derived from observable current market prices, when available, and includes the fair value of the MSRs. At December 31, 2016 and 2015, we had $968.9 million and $86.1 million in loans held for sale related to MCA.
Outstanding energy loans totaled $996.1 million, or approximately 5% of total loans, at December 31, 2016. Unfunded energy loan commitments increased by $24.6 million to $530.8 million (53% of outstanding energy loans) at December 31, 2016 compared to $506.2 million at December 31, 2015 reflecting new commitments. We experienced deterioration in our energy portfolio in 2016, recording $36.0 million in net charge-offs during 2016 compared to none for 2015. The energy-related deterioration contributed to the increase in our provision for credit losses to $77.0 million for the year ended December 31, 2016, compared to $53.3 million for the year ended December 31, 2015 and $22.0 million for the year ended December 31, 2014, along with loan growth and an increase in criticized assets. Energy non-accruals remained flat at December 31, 2016 at

$121.5 million compared to $120.4 million at December 31, 2015. We continue to proactively manage our energy portfolio and overall credit quality, and we believe we are appropriately reserved against further energy-related losses.
The following discussion and analysis presents the significant factors affecting our financial condition as of December 31, 2016 and 2015 and results of operations for each of the three years related to the periods ended December 31, 2016, 2015 and 2014. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing later in this report.
Year ended December 31, 2016 compared to year ended December 31, 2015
We reported net income of $155.1 million and net income available to common stockholders of $145.4 million, or $3.11 per diluted common share, for the year ended December 31, 2016, compared to net income of $144.9 million and net income available to common stockholders of $135.1 million, or $2.91 per diluted common share, for the same period in 2015. Return on average equity ("ROE") was 9.27% and return on average assets ("ROA") was 0.74% for the year ended December 31, 2016, compared to 9.65% and 0.79%, respectively, for the same period in 2015. The decrease in ROE for 2016 compared to 2015 resulted from a higher provision for credit losses and the dilutive effect of the fourth quarter 2016 offering of 3.45 million common shares, which increased common equity by $236.4 million. ROA remains low as a result of a larger liquidity assets balance, including a $735.0 million increase in average liquidity assets for the year ended December 31, 2016 compared to the same period of 2015.
Net income increased $10.3 million for the year ended December 31, 2016 compared to 2015. The $10.3 million increase was primarily the result of an $83.3 million increase in net interest income and a $13.0 million increase in non-interest income, offset by a $23.8 million increase in the provision for credit losses, a $55.9 million increase in non-interest expense and a $6.4 million increase in income tax expense.
Year ended December 31, 2015 compared to year ended December 31, 2014
We reported net income of $144.9 million and net income available to common stockholders of $135.1 million, or $2.91 per diluted common share, for the year ended December 31, 2015, compared to net income of $136.4 million and net income available to common stockholders of $126.6 million, or $2.88 per diluted common share, for the same period in 2014. Return on average equity ("ROE") was 9.65% and return on average assets ("ROA") was 0.79% for the year ended December 31, 2015, compared to 11.31% and 1.05%, respectively, for the same period in 2014. The decrease in ROE and essentially flat earnings per share for 2015 compared to 2014 reflected the dilutive effect of the fourth quarter 2014 offering of 2.5 million common shares for net proceeds of $149.6 million. The ROA decrease resulted from a combination of reduced yields on loans and a $2.3 billion increase in average liquidity assets for the year ended December 31, 2015 compared to the same period of 2014.
Net income increased $8.5 million for the year ended December 31, 2015 compared to 2014. The $8.5 million increase was primarily the result of a $79.6 million increase in net interest income and a $5.2 million increase in non-interest income, offset by a $31.3 million increase in the provision for credit losses, a $41.4 million increase in non-interest expense and a $3.6 million increase in income tax expense.
Net Interest Income
Net interest income was $639.8 million for the year ended December 31, 2016 compared to $556.5 million for the same period of 2015. The increase in net interest income was primarily due to an increase of $2.7 billion in average earning assets as compared to the same period of 2015. The increase in average earning assets included a $1.5 billion increase in average net loans, a $735.0 million increase in average liquidity assets and a $410.0 million increase in average loans held for sale. For the year ended December 31, 2016, average net loans, liquidity assets and loans held for sale represented approximately 81%, 17% and 2%, respectively, of average earning assets compared to approximately 84%, 15% and less than 1%, respectively, in 2015.
Average interest-bearing liabilities for the year ended December 31, 2016 increased $902.1 million from the year ended December 31, 2015, which included an $803.4 million increase in interest-bearing deposits and a $98.3 million increase in other borrowings. For the same periods, the average balance of demand deposits increased to $8.1 billion from $6.4 billion. The average cost of total deposits and borrowed funds increased to 0.23% for the year ended December 31, 2016, compared to 0.17% for the same period in the prior year. The average cost of interest-bearing liabilities increased from 0.46% for the year ended December 31, 2015 to 0.58% for the same period of 2016.
Net interest income was $556.5 million for the year ended December 31, 2015 compared to $477.0 million for the same period of 2014. The increase in net interest income was primarily due to an increase of $5.1 billion in average earning assets as compared to the same period of 2014. The increase in average earning assets included a $2.9 billion increase in average net loans and a $2.3 billion increase in liquidity assets. For the year ended December 31, 2015, average net loans, liquidity assets and securities represented approximately 84%, 15% and less than 1%, respectively, of average earning assets compared to approximately 96%, 4% and 1%, respectively, in 2014.
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

	Years Ended December 31,
	2016/2015			2015/2014
	Net Change	Change Due To(1)		Net Change	Change Due To(1)
		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income:
Securities	$(305)	$(301)	$(4)	$(672)	$(622)	$(50)
Loans held for sale	13,766	15,667	(1,901)	243	243	—
Loans held for investment, mortgage finance loans	15,070	9,004	6,066	25,616	33,288	(7,672)
Loans held for investment	61,222	53,751	7,471	57,264	83,268	(26,004)
Federal funds sold	865	102	763	475	459	16
Deposits in other banks	10,019	1,792	8,227	5,387	5,217	170
Total	100,637	80,015	20,622	88,313	121,853	(33,540)
Interest expense:
Transaction deposits	4,604	808	3,796	1,677	702	975
Savings deposits	8,290	1,530	6,760	4,399	2,852	1,547
Time deposits	294	(89)	383	1,005	363	642
Deposits in foreign branches	(591)	(591)	—	(648)	(616)	(32)
Other borrowings	4,110	180	3,930	1,789	1,966	(177)
Long-term debt	458	22	436	624	897	(273)
Total	17,165	1,860	15,305	8,846	6,164	2,682
Net interest income	$83,472	$78,155	$5,317	$79,467	$115,689	$(36,222)

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates used where applicable assuming a 35% tax rate.
Net interest margin, which is defined as the ratio of net interest income to average earning assets, remained flat at 3.14% for the year ended December 31, 2016, compared to the same period in the prior year. We experienced a 5 basis point increase in the yield on earning assets, primarily as a result of growth in loans with higher yields. Funding costs, including demand deposits and borrowed funds, increased to 0.23% for 2016 compared to 0.17% for 2015. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.22% for 2016 compared to 3.23% for 2015. The decrease resulted from the increase in cost of interest-bearing liabilities, as well as the increased proportion of liquidity assets to total earning assets and growth in lower yielding loans held for sale. Total funding costs, including all deposits, long-term debt and stockholders' equity increased to .30% for 2016 compared to 0.25% for 2015. Average long-term debt remained flat as compared to 2015 and the average interest rate on long-term debt for 2016 was 5.02% compared to 4.90% for 2015.
Net interest margin decreased from 3.78% for 2014 to 3.14% for 2015. This 64 basis point decrease was due to the growth in loans with lower yields and the $2.3 billion increase in average balances of liquidity assets, which include Federal funds sold and deposits held principally at the Federal Reserve Bank of Dallas. Funding costs, including demand deposits and borrowed funds, remained at 0.17% for 2015 compared to 0.17% for 2014. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.23% for 2015 compared to 3.91% for 2014. The decrease resulted from the reduction in yields on total loans, as well as the increased proportion of liquidity assets to total earning assets. Total funding costs, including all deposits, long-term debt and stockholders' equity decreased to 0.25% for 2015 compared to 0.29% for 2014. Average long-term debt increased by $14.4 million from 2014 and the average interest rate on long-term debt for 2015 was 4.90% compared to 4.93% for 2014.

Consolidated Daily Average Balances, Average Yields and Rates

	Year ended December 31,
	2016			2015			2014
	Average Balance	Revenue / Expense(1)	Yield / Rate(2)	Average Balance	Revenue / Expense(1)	Yield / Rate(2)	Average Balance	Revenue / Expense(1)	Yield / Rate(2)
Assets
Securities—taxable	$26,619	$943	3.54%	$33,616	$1,197	3.56%	$43,029	$1,590	3.70%
Securities—non-taxable	604	36	5.92%	1,544	87	5.63%	6,171	366	5.93%
Federal funds sold	310,128	1,547	0.50%	269,610	682	0.25%	83,816	207	0.25%
Deposits in other banks	3,133,196	16,312	0.52%	2,438,742	6,293	0.26%	360,857	906	0.25%
Loans held for sale	416,325	14,009	3.36%	6,359	243	3.82%	—	—	—%
Loans held for investment, mortgage finance	4,292,942	134,747	3.14%	3,992,548	119,677	3.00%	2,948,938	94,061	3.19%
Loans held for investment	12,371,634	536,031	4.33%	11,113,520	474,809	4.27%	9,265,725	417,545	4.51%
Less reserve for loan losses	163,623	—	—	114,965	—	—	91,363	—	—
Loans held for investment, net	16,500,953	670,778	4.07%	14,991,103	594,486	3.97%	12,123,300	511,606	4.22%
Total earning assets	20,387,825	703,625	3.45%	17,740,974	602,988	3.40%	12,617,173	514,675	4.08%
Cash and other assets	558,900			480,616			393,884
Total assets	$20,946,725			$18,221,590			$13,011,057
Liabilities and stockholders’ equity
Transaction deposits	$2,199,292	$7,219	0.33%	$1,680,220	$2,615	0.16%	$960,812	$938	0.10%
Savings deposits	6,403,306	27,028	0.42%	5,920,046	18,738	0.32%	4,938,039	14,339	0.29%
Time deposits	493,128	2,928	0.59%	510,378	2,634	0.52%	417,317	1,629	0.39%
Deposits in foreign branches	—	—	—%	181,657	591	0.33%	361,203	1,239	0.34%
Total interest-bearing deposits	9,095,726	37,175	0.41%	8,292,301	24,578	0.30%	6,677,371	18,145	0.27%
Other borrowings	1,480,302	6,645	0.45%	1,382,013	2,535	0.18%	380,167	746	0.20%
Subordinated notes	280,850	16,764	5.97%	280,487	16,764	5.98%	265,773	16,202	6.10%
Trust preferred subordinated debentures	113,406	3,009	2.65%	113,406	2,551	2.25%	113,406	2,489	2.19%
Total interest-bearing liabilities	10,970,284	63,593	0.58%	10,068,207	46,428	0.46%	7,436,717	37,582	0.51%
Demand deposits	8,124,174			6,447,147			4,188,173
Other liabilities	134,678			155,960			116,566
Stockholders’ equity	1,717,589			1,550,276			1,269,601
Total liabilities and stockholders’ equity	$20,946,725			$18,221,590			$13,011,057

Net interest income		$640,032			$556,560			$477,093
Net interest margin			3.14%			3.14%			3.78%
Net interest spread			2.87%			2.94%			3.57%
Loan spread(3)			3.81%			3.80%			4.05%

(1)
The loan averages include non-accrual loans which are stated net of unearned income. Loan interest income includes loan fees totaling $56.5 million, $55.8 million and $50.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)	Taxable equivalent rates used where applicable assuming a 35% tax rate.

(3)	Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

Non-interest Income

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Service charges on deposit accounts	$10,341	$8,323	$7,253
Trust fee income	4,268	5,022	4,937
Bank owned life insurance (BOLI) income	2,073	2,011	2,067
Brokered loan fees	25,339	18,661	13,981
Swap fees	2,866	4,275	2,992
Other(1)	15,893	9,446	11,281
Total non-interest income	$60,780	$47,738	$42,511

(1)
Other non-interest income includes such items as letter of credit fees, gain on sale of loans held for sale, servicing fees related to the MCA program and other general operating income, none of which account for 1% or more of total interest income and non-interest income.

Non-interest income increased by $13.0 million during the year ended December 31, 2016 to $60.8 million, compared to $47.7 million for the same period in 2015. This increase was primarily due to a $6.7 million increase in brokered loan fees as a result of an increase in mortgage finance and MCA volumes. Service charges increased $2.0 million during 2016 compared to the same period of 2015 as a result of an increase in deposit balances year-over-year as well as improved pricing. Other non-interest income increased $6.4 million during 2016 compared to the same period of 2015. Of this $6.4 million increase, $4.7 million relates to increases in servicing fee income and gain on sale of loans held for sale related to our MCA business. Offsetting these increases was a $1.4 million decrease in swap fee income during the year ended December 31, 2016 as compared to the same period in 2015. Swap fees are fees related to customer swap transactions, are received from the institution that is our counterparty on the transaction and fluctuate from time to time based on the number and volume of transactions closed during the year.
Non-interest income increased by $5.2 million during the year ended December 31, 2015 to $47.7 million, compared to $42.5 million for the same period in 2014. This increase was primarily due to a $4.7 million increase in brokered loan fees as a result of an increase in mortgage finance volumes. Swap fee income increased $1.3 million during 2015 compared to the same period of 2014. Service charges increased $1.1 million during 2015 compared to the same period of 2014 as a result of an increase in deposit balances year-over-year. Offsetting these increases was a $1.8 million decrease in other non-interest income.
While management expects continued growth in certain components of non-interest income, the future rate of growth could be affected by increased competition from nationwide and regional financial institutions and general economic conditions. In order to achieve continued growth in non-interest income, management from time to time evaluates new products, new lines of business or the expansion of existing lines of business. Any new product introduction or new market entry could place additional demands on capital and managerial resources and introduce new risks to our business.
Non-interest Expense

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Salaries and employee benefits	$228,985	$192,610	$169,051
Net occupancy expense	23,221	23,182	20,866
Marketing	17,303	16,491	15,989
Legal and professional	23,326	22,150	21,182
Communications and technology	25,562	21,425	18,667
FDIC insurance assessment	24,440	17,231	10,919
Allowance and other carrying costs for OREO	824	22	85
Other(1)	38,736	33,412	28,355
Total non-interest expense	$382,397	$326,523	$285,114

(1)
Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, due from bank charges and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the year ended December 31, 2016 increased $55.9 million compared to the same period of 2015 primarily related to increases in salaries and employee benefits, legal and professional expense, communications and technology expense, FDIC insurance assessment and other non-interest expense.
Salaries and employee benefits expense increased $36.4 million to $229.0 million during the year ended December 31, 2016 compared to the same period of 2015. This increase resulted primarily from general business growth and continued build-out.
Legal and professional expense increased $1.2 million, or 5%, for the year ended December 31, 2016 compared to the same period in 2015. Our legal and professional expense will continue to fluctuate from year to year and could increase in the future due to additional growth and as we respond to continued regulatory changes and execute strategic initiatives.
Communications and technology expense increased $4.1 million to $25.6 million during the year ended December 31, 2016 compared to the same period in 2015 as a result of general business and customer growth and continued build-out needed to support that growth, including investment in IT security.
FDIC insurance assessment expense increased $7.2 million from $17.2 million in 2015 to $24.4 million primarily as a result of the increase in total assets from December 31, 2015 to December 31, 2016.
Non-interest expense for the year ended December 31, 2015 increased $41.4 million compared to the same period of 2014 primarily related to increases in salaries and employee benefits, net occupancy expense, legal and professional expense, communications and technology expense, FDIC insurance assessment and other non-interest expense.
Salaries and employee benefits expense increased $23.6 million to $192.6 million during the year ended December 31, 2015 compared to the same period in 2014. This increase resulted primarily from general business growth and continued build-out.
Net occupancy expense for the year ended December 31, 2015 increased $2.3 million compared to the same period in 2014 as a result of general business growth and continued build-out needed to support our growth.
Legal and professional expense increased $968,000, or 5%, for the year ended December 31, 2015 compared to the same period in 2014.
Communications and technology expense increased $2.8 million to $21.4 million during the year ended December 31, 2015 compared to the same period in 2014 as a result of general business and customer growth and continued build-out needed to support that growth, including investment in IT security.
FDIC insurance assessment expense increased $6.3 million from $10.9 million in 2014 to $17.2 million primarily as a result of the increase in total assets from December 31, 2014 to December 31, 2015.
Analysis of Financial Condition
Loans Held for Investment
Our total loans held for investment have grown at an annual rate of 5%, 17% and 26% in 2016, 2015 and 2014, respectively, reflecting the continued build-up of our lending operations. Our business plan focuses primarily on lending to middle market businesses and successful professionals and entrepreneurs, and as such, commercial, real estate and construction loans have comprised a majority of our loan portfolio, representing 73% of total loans held for investment at December 31, 2016. Consumer loans generally have represented 1% or less of the portfolio from December 31, 2012 to December 31, 2016. Mortgage finance loans relate to our mortgage warehouse lending operations in which we invest in mortgage loan ownership interests that are typically sold within 10 to 20 days. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, as well as overall market interest rates and tend to peak at the end of each month.
We originate a substantial majority of all loans held for investment (excluding mortgage finance loans). We also participate in syndicated loan relationships, both as a participant and as an agent. As of December 31, 2016, we had $2.2 billion in syndicated loans, $598.3 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of December 31, 2016, $83.6 million of our syndicated loans were on non-accrual.

The following table summarizes our loans held for investment on a gross basis by major category as of the dates indicated (in thousands):

	December 31,
	2016	2015	2014	2013	2012
Commercial	$7,291,545	$6,672,631	$5,869,219	$5,020,565	$4,106,419
Mortgage finance	4,497,338	4,966,276	4,102,125	2,784,265	3,175,272
Construction	2,098,706	1,851,717	1,416,405	1,262,905	737,637
Real estate	3,462,203	3,139,197	2,807,127	2,146,522	1,892,753
Consumer	34,587	25,323	19,699	15,350	19,493
Equipment leases	185,529	113,996	99,495	93,160	69,470
Total loans held for investment	$17,569,908	$16,769,140	$14,314,070	$11,322,767	$10,001,044
For additional information on the types of loans we originate, see Note 3 - Loans Held for Investment and Allowance for Loan Losses in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Portfolio Geographic and Industry Concentrations
When considering our mortgage finance loans and other national lines of business, more than 50% of our loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas. However, as of December 31, 2016, a majority of our loans held for investment, excluding our mortgage finance loans and other national lines of business, were to businesses with headquarters and operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We also make loans to these customers that are secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for loan losses.
We updated our internal industry reporting during 2016 to provide more clarity in our portfolio analysis and comparison to our banking peers. The table below summarizes the industry concentrations of our funded loans held for investment on a gross basis at December 31, 2016.

(in thousands except percentage data)	Amount	Percent of Total Loans Held for Investment
Real estate and construction	$4,894,517	27.9%
Mortgage finance loans	4,497,338	25.6%
Financials excluding banks	3,518,984	20.0%
Oil & gas and pipelines	996,079	5.7%
Healthcare and pharmaceuticals	620,319	3.5%
Retail	371,193	2.1%
Machinery, equipment and parts manufacturing	351,924	2.0%
Technology, telecom and media	306,334	1.7%
Government and education	305,302	1.7%
Commercial services	299,239	1.7%
Materials and commodities	190,726	1.1%
Consumer services	183,772	1.1%
Transportation services	131,336	0.7%
Entertainment and recreation	120,719	0.7%
Food and beverage manufacturing and wholesale	113,251	0.7%
Auto-related	92,162	0.5%
Diversified or miscellaneous	576,713	3.3%
Total loans held for investment	$17,569,908	100.0%

Our largest concentration in any single industry is in real estate and construction. Loans extended to borrowers within the real estate and construction industries generally include market risk real estate loans. We extend market risk real estate loans, including both construction/development financing and limited term financing, to builders, professional real estate developers and owners/managers of commercial real estate projects and properties who have a demonstrated record of past success with similar properties. These loans are generally repaid through the borrowers' sale or lease of the properties, and loan amounts are determined in part from an analysis of pro forma cash flows. Borrowers represented within the real estate and construction category are largely owners and managers of both residential and non-residential commercial real estate properties, including homebuilders.
Loans extended to borrowers in the financials excluding banks category are comprised largely of loans to companies who loan money to businesses and consumers for various purposes including, but not limited to, insurance, consumer goods and real estate. This category also includes loans to companies involved in investment management and securities and commodities trading.
We make loans that are appropriately collateralized under our credit standards. Approximately 97% of our funded loans held for investment are secured by collateral. Over 77% of the real estate collateral is located in Texas. The table below sets forth information regarding the distribution of our funded loans held for investment on a gross basis among various types of collateral at December 31, 2016 (in thousands except percentage data):

	Amount	Percent of Total Loans
Collateral type:
Business assets	$5,496,756	31.3%
Real property	5,560,909	31.7%
Mortgage finance loans	4,497,338	25.6%
Energy	621,811	3.5%
Unsecured	520,119	3.0%
Other assets	578,514	3.2%
Highly liquid assets	231,526	1.3%
Rolling stock	46,464	0.3%
U. S. Government guaranty	16,471	0.1%
Total loans held for investment	$17,569,908	100.0%

As noted in the table above, approximately 32% of our loans held for investment as of December 31, 2016 are secured by real property. The table below summarizes our real estate loan portfolio as segregated by the type of property securing the credit. Property type concentrations are stated as a percentage of year-end total real estate loans as of December 31, 2016 (in thousands except percentage data):

	Amount	Percent of Total Real Estate Loans
Property type:
Market risk
1-4 Family dwellings (other than condominium)	$809,580	15.0%
Office buildings	642,474	12.0%
Apartment buildings	583,704	10.0%
Industrial buildings	529,794	10.0%
Residential lots	425,922	8.0%
Shopping center/mall buildings	397,237	7.0%
Hotel/motel buildings	348,270	6.0%
Senior housing	341,215	6.0%
Commercial lots	121,335	2.0%
Medical buildings	110,741	2.0%
Commercial buildings	103,386	2.0%
Unimproved land	28,296	1.0%
Other	181,591	3.0%
Other than market risk
Commercial buildings	168,485	3.0%
Industrial buildings	216,275	4.0%
1-4 Family dwellings (other than condominium)	232,430	4.0%
Other	320,174	5.0%
Total real estate loans	$5,560,909	100.0%
The table below summarizes our market risk real estate portfolio at December 31, 2016 as segregated by the geographic region in which the property is located (in thousands except percentage data):

	Amount	Percent of Total
Geographic region:
Dallas/Fort Worth	$1,142,477	24.7%
Houston	1,287,200	27.9%
San Antonio	478,006	10.3%
Austin	538,009	11.6%
Other Texas cities	198,481	4.3%
Other states	979,372	21.2%
Total market risk real estate loans	$4,623,545	100.0%
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
Large Credit Relationships
We originate and maintain large credit relationships with numerous customers in the ordinary course of business. The legal limit of our Bank is approximately $344.6 million. We employ much lower house limits which vary by assigned risk grade, product and collateral type. Such house limits, which generally range from $20 million to $50 million, may be exceeded with appropriate authorization for exceptionally strong borrowers and otherwise where business opportunity and perceived credit risk warrant a somewhat larger investment. We consider large credit relationships to be those with commitments equal to or in excess of $10.0 million. The following table provides additional information on our large held for investment credit relationships, excluding mortgage finance, outstanding at year-end (in thousands, except relationship data):

	December 31, 2016			December 31, 2015
		Period End Balances			Period End Balances
	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding
$20.0 million and greater	252	$7,172,490	$4,244,458	233	$6,504,087	$3,915,113
$10.0 million to $19.9 million	317	4,543,916	3,319,070	309	4,367,431	2,925,850
Growth in period-end outstanding balances related to large credit relationships primarily resulted from an increase in number of commitments. The following table summarizes the average per relationship committed and outstanding loan balances related to our large held for investment credit relationships, excluding mortgage finance, at year-end (in thousands, except relationship data):

	2016 Average Balance		2015 Average Balance
	Committed	Outstanding	Committed	Outstanding
$20.0 million and greater	$28,462	$26,636	$27,915	$16,803
$10.0 million to $19.9 million	14,334	10,470	14,134	9,469

Loan Maturities and Interest Rate Sensitivity as of December 31, 2016

	Remaining Maturities of Selected Loans
(in thousands)	Total	Within 1 Year	1-5 Years	After 5 Years
Loan maturity:
Commercial	$7,291,545	$3,228,402	$3,640,185	$422,958
Mortgage finance	4,497,338	4,497,338	—	—
Construction	2,098,706	692,148	1,323,960	82,598
Real estate	3,462,203	708,417	1,969,963	783,823
Consumer	34,587	29,607	1,502	3,478
Equipment leases	185,529	5,393	117,799	62,337
Total loans held for investment	$17,569,908	$9,161,305	$7,053,409	$1,355,194
Interest rate sensitivity for selected loans with:
Predetermined interest rates	$2,224,155	$1,194,053	$518,222	$511,880
Floating or adjustable interest rates	15,345,753	7,967,252	6,535,187	843,314
Total loans held for investment	$17,569,908	$9,161,305	$7,053,409	$1,355,194
Interest Reserve Loans
As of December 31, 2016 and December 31, 2015, we had $870.0 million and $687.3 million, respectively, in loans held for investment that included interest reserve arrangements, representing approximately 41% and 37%, respectively, of our construction loans. Interest reserve provisions are common in construction loans. The use of interest reserves is carefully controlled by our underwriting standards, which consider the feasibility of the project, the creditworthiness of the borrower and guarantors and the loan-to-value coverage of the collateral. The interest reserve allows the borrower to draw loan funds to pay interest charges on the outstanding balance of the loan when financial conditions precedent are met. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have ongoing controls for monitoring compliance with loan covenants, advancing funds and determining default conditions.
When we finance land on which improvements will be constructed, construction funds are generally not advanced until the borrower has received lease or purchase commitments which will meet cash flow coverage requirements and/or our analysis of market conditions and project feasibility indicates to our satisfaction that such lease or purchase commitments are forthcoming or other sources of repayment have been identified to repay the loan. It is our general policy to require a substantial equity investment by the borrower to complement the Bank's credit commitment. Any such required borrower investment is first contributed and invested in the project before any draws are allowed under the Bank's credit commitment. We require current financial statements of the borrowing entity and guarantors, as well as conduct periodic inspections of the project and analysis of whether the project is on schedule or delayed. Updated appraisals are ordered when necessary to validate the collateral values to support all advances, including reserve interest. Advances of interest reserves are discontinued if collateral values do not support the advances or if the borrower does not comply with other terms and conditions in the loan agreements. In addition, most of our construction lending is performed in Texas and our lenders are very familiar with trends in local real estate. If at any time we believe that our collateral position is jeopardized, we retain the right to stop the use of interest reserves. As of December 31, 2016, none of our loans with interest reserves were on non-accrual.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-performing assets by type and by type of property securing the credit (in thousands):

	As of December 31,
	2016	2015	2014
Non-accrual loans(1)(2)
Commercial
Oil and gas properties	$115,599	$104,179	$694
Assets of the borrowers	18,592	30,360	31,179
Inventory	27,630	2,099
Other	3,119	2,020	1,249
Total commercial	164,940	138,658	33,122
Construction
Commercial building	—	16,667	—
Other	159	—	—
Total construction	159	16,667	—
Real estate
Commercial property	2,083	2,867	4,781
Unimproved land and/or developed residential lots	—	3,576	3,735
Farm land	326	12,486	—
Other	—	383	1,431
Total real estate	2,409	19,312	9,947
Consumer	200	—	62
Equipment leases	83	5,151	173
Total non-accrual loans	167,791	179,788	43,304
Repossessed assets:
OREO(3)	18,961	278	568
Other repossessed assets	—	230	—
Total other repossessed assets	18,961	508	568
Total non-performing assets	$186,752	$180,296	$43,872
Restructured loans - accruing	$—	$249	$1,806
Loans past due 90 days and accruing(4)	$10,729	$7,013	$5,274

(1)
If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $7.9 million, $7.0 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)	As of December 31, 2016, 2015 and 2014, non-accrual loans included $18.1 million, $24.9 million and $12.1 million, respectively, in loans that met the criteria for restructured.

(3)
At December 31, 2016, 2015 and 2014, there was no valuation allowance recorded against the OREO balance. For additional information on OREO, see Note 4 - OREO and Valuation Allowance for Losses on OREO in the accompanying notes to the consolidated financial statements included elsewhere in this report.

(4)	At December 31, 2016, 2015 and 2014, loans past due 90 days and still accruing includes premium finance loans of $6.8 million, $6.6 million and $3.7 million, respectively.
Total non-performing assets at December 31, 2016 increased $6.5 million from December 31, 2015, compared to a $136.4 million increase from December 31, 2014 to December 31, 2015. Energy non-performing assets totaled $121.5 million at December 31, 2016 compared to $120.4 million at December 31, 2015. Our provision for credit losses increased as a result of the deterioration of our energy portfolio and the significant growth in loans held for investment, excluding mortgage finance loans, and an increase in total criticized loans, as well as a change in applied risk weights. Risk weights are based on historical loss experience as adjusted for current environmental factors as well as changes in the composition of our pass-rated loan portfolio. This growth resulted in an increase in the reserve for loan losses as a percent of loans excluding mortgage finance loans for 2016 as compared to 2015.

Specific reserves on impaired loans held for investment were $34.6 million at December 31, 2016, compared to $23.5 million at December 31, 2015 and $8.4 million at December 31, 2014. We recognized $1.4 million in interest income on non-accrual loans during 2016 compared to $1.6 million in 2015 and $1.7 million in 2014. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2016, 2015 and 2014 totaled $7.9 million, $7.0 million and $2.1 million, respectively. Average impaired loans outstanding during the years ended December 31, 2016, 2015 and 2014 totaled $174.1 million, $102.3 million and $46.4 million, respectively.
Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At December 31, 2016, we had $19.3 million in loans of this type, compared to none at December 31, 2015.
For additional information on non-performing assets, see Note 3 - Loans Held for Investment and Allowance for Loan Losses in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Summary of Loan Loss Experience
The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. We recorded a provision for credit losses of $77.0 million for the year ended December 31, 2016, $53.3 million for the year ended December 31, 2015, and $22.0 million for the year ended December 31, 2014. The increase in provision recorded during 2016 compared to the same period in 2015 is related to the deterioration in our energy portfolio, growth in loans held for investment, excluding mortgage finance loans, and an increase in total criticized loans, as well as changes in applied risk weights. Risk weights are based on historical loss experience as well as changes in the composition of our pass-rated loan portfolio.
The allowance for credit losses, which includes a liability for losses on unfunded commitments, totaled $179.5 million at December 31, 2016, $150.1 million at December 31, 2015 and $108.0 million at December 31, 2014. The combined allowance percentage increased to 1.38% at year-end 2016 from 1.28% and 1.06% of loans held for investment excluding mortgage finance loans at December 31, 2015 and 2014, respectively. The combined allowance as a percent of loans held for investment, excluding mortgage finance loans, trended down during 2014 as we recognized losses on loans for which there were specific or general allocations of reserves and saw an improvement in our overall credit quality. During 2016 and 2015, the combined allowance began trending up primarily as a result of the increasing provision for credit losses driven by deterioration in our energy portfolio and management's allocation of a higher reserve to the Bank's pass-rated portfolio as deemed appropriate in light of current environmental conditions.
The overall allowance for loan losses results from consistent application of our loan loss reserve methodology. At December 31, 2016, we believe the allowance is sufficient to cover all inherent losses in the portfolio and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the appropriateness of the allowance for loan losses change, our estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.
See Note 1 - Operations and Summary of Significant Accounting Policies and Note 3 - Loans Held for Investment and Allowance for Loan Losses in the accompanying notes to the consolidated financial statements included elsewhere in this report for details of the allowance for loan losses.

The table below presents a summary of our loan loss experience for the past five years (in thousands except percentage and multiple data):

Year Ended December 31,
2016	2015	2014	2013	2012
Allowance for loan losses:
Beginning balance	$141,111	$100,954	$87,604	$74,337	$70,295
Loans charged-off:
Commercial	56,558	16,254	9,803	6,575	6,708
Construction	—	—	—	—	—
Real estate	528	389	296	144	899
Consumer	47	62	266	45	49
Equipment leases	—	25	—	2	204
Total charge-offs	57,133	16,730	10,365	6,766	7,860
Recoveries:
Commercial	9,364	4,944	2,762	1,203	832
Construction	34	400	—	—	10
Real estate	63	33	79	270	812
Consumer	21	173	162	73	33
Equipment leases	77	38	1,082	322	108
Total recoveries	9,559	5,588	4,085	1,868	1,795
Net charge-offs	47,574	11,142	6,280	4,898	6,065
Provision for loan losses	74,589	51,299	19,630	18,165	10,107
Ending balance	$168,126	$141,111	$100,954	$87,604	$74,337
Allowance for off-balance sheet credit losses:
Beginning balance	$9,011	$7,060	$4,690	$3,855	$2,462
Provision for off-balance sheet credit losses	2,411	1,951	2,370	835	1,393
Ending balance	$11,422	$9,011	$7,060	$4,690	$3,855
Total allowance for credit losses	$179,548	$150,122	$108,014	$92,294	$78,192
Total provision for credit losses	$77,000	$53,250	$22,000	$19,000	$11,500
Allowance for loan losses to LHI	0.96%	0.84%	0.71%	0.78%	0.75%
Allowance for loan losses to LHI excluding mortgage finance loans	1.29%	1.20%	0.99%	1.03%	1.10%
Net charge-offs to average LHI	0.29%	0.07%	0.05%	0.05%	0.07%
Net charge-offs to average LHI excluding mortgage finance loans	0.38%	0.10%	0.07%	0.07%	0.10%
Total provision for credit losses to average LHI	0.46%	0.35%	0.18%	0.19%	0.14%
Total provision for credit losses to average LHI excluding mortgage finance loans	0.62%	0.48%	0.24%	0.25%	0.19%
Recoveries to total charge-offs	16.73%	33.40%	39.41%	27.61%	22.84%
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.19%	0.16%	0.13%	0.12%	0.14%
Combined allowance for credit losses to LHI	1.03%	0.90%	0.76%	0.82%	0.78%
Combined allowance for credit losses to LHI excluding mortgage finance loans	1.38%	1.28%	1.06%	1.09%	1.15%
Non-performing assets:
Non-accrual loans(1)(2)	$167,791	$179,788	$43,304	$32,375	$55,833
OREO(3)	18,961	278	568	5,110	15,991
Other repossessed assets	—	230	—	—	42
Total	$186,752	$180,296	$43,872	$37,485	$71,866
Restructured loans - accruing	$—	$249	$1,806	$1,935	$10,407
Loans past due 90 days and still accruing(4)	$10,729	$7,013	$5,274	$9,325	$3,674
Allowance as a multiple of non-performing loans	1.0	x	0.8	x	2.3	x	2.7	x	1.3	x

(1)
If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $7.9 million, $7.0 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)	As of December 31, 2016, 2015 and 2014, non-accrual loans included $18.1 million, $24.9 million and $12.1 million, respectively, in loans that met the criteria for restructured.

(3)
At December 31, 2016, 2015 and 2014, we did not have a valuation allowance recorded against the OREO balance. For additional information on OREO, see Note 4 - OREO and Valuation Allowance for Losses on OREO in the accompanying notes to the consolidated financial statements included elsewhere in this report.

(4)	At December 31, 2016, 2015 and 2014, loans past due 90 days and still accruing includes premium finance loans of $6.8 million, $6.6 million and $3.7 million, respectively.
Allowance for Loan Loss Allocation

	December 31,
	2016		2015		2014		2013		2012
(in thousands except percentage data)	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans
Loan category:
Commercial	$128,768	41%	$112,446	40%	$70,654	41%	$39,868	44%	$21,547	41%
Mortgage finance loans(1)	—	26%	—	29%	—	28%	—	25%	—	32%
Construction	13,144	12%	6,836	11%	7,935	10%	14,553	11%	12,097	7%
Real estate	19,149	20%	13,381	19%	15,582	20%	24,210	19%	30,893	19%
Consumer	241	—	338	—	240	—	149	—	226	—
Equipment leases	1,124	1%	3,931	1%	1,141	1%	3,105	1%	2,460	1%
Additional qualitative reserve	5,700	—	4,179	—	5,402	—	5,719	—	7,114	—
Total loans held for investment	$168,126	100%	$141,111	100%	$100,954	100%	$87,604	100%	$74,337	100%

(1)	No amount of the reserve is allocated to these loans based on the internal risk grade assigned.
Increases in the allowance allocated to loan categories at December 31, 2016 compared to December 31, 2015 are due to the growth in the overall loan portfolio, as well as changes in applied risk weights. The increase in allowance allocated to commercial loans recorded at December 31, 2016 compared to 2015 is primarily related to the deterioration in our energy portfolio. During 2016, the total outstandings in our energy portfolio declined from 2015. At December 31, 2016, total energy criticized loans as a percent of the energy portfolio increased to 20% from 16% at December 31, 2015, resulting in a higher allowance allocation. We have traditionally maintained an additional qualitative allowance component for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We believe the level of additional qualitative allowance at December 31, 2016 was warranted due to the continued uncertain economic environment which has produced losses, including those resulting from borrowers' misstatement of financial information or inaccurate certification of collateral values. Such losses are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses, however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy and continued volatility in the energy sector.
Loans Held for Sale
We launched our MCA business in the third quarter of 2015. In that business, we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loans sales to independent third parties or in securitization transactions to Ginnie Mae and GSEs such as Fannie Mae and Freddie Mac. For additional information on our loans held for sale portfolio, see Note 5 - Certain Transfers of Financial Assets in the accompanying notes to the consolidated financial statements included elsewhere in this report.
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

Average deposits for the year ended December 31, 2016 increased $2.5 billion compared to the same period of 2015. Average demand deposits, interest-bearing transaction deposits and savings deposits increased by $1.7 billion, $519.1 million and $483.3 million, respectively. Average time deposits (excluding deposits in foreign branches) and deposits in foreign branches decreased $17.3 million and $181.7 million, respectively. The significant decrease in deposits in foreign branches related to the discontinuation of that deposit offering and closure of our Cayman Islands branch during 2015. The average cost of deposits increased to .22% in 2016 from .17% in 2015 mainly due to the full year effect of the December 2015 increase in interest rates.
Average deposits for the year ended December 31, 2015 increased $3.9 billion compared to the same period of 2014. Average demand deposits, interest-bearing transaction deposits, savings deposits and time deposits (excluding deposits in foreign branches) increased by $2.3 billion, $719.4 million, $982.0 million and $93.1 million, respectively. Average deposits in foreign branches decreased $179.5 million related to the discontinuation of that deposit offering and closure of our Cayman Islands branch during 2015. The average cost of deposits remained level at .17% in 2015 as compared to 2014 mainly due to our focused effort to reduce rates paid on deposits and the significant increase in non-interest-bearing deposits during 2015.
The following table discloses our average deposits for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Average Balances
	2016	2015	2014
Non-interest-bearing	$8,124,174	$6,447,147	$4,188,173
Interest-bearing transaction	2,199,292	1,680,220	960,812
Savings	6,403,306	5,920,046	4,938,039
Time deposits	493,128	510,378	417,317
Deposits in foreign branches	—	181,657	361,203
Total average deposits	$17,219,900	$14,739,448	$10,865,544
Uninsured deposits at December 31, 2016 were 54% of total deposits, compared to 56% of total deposits at December 31, 2015 and 72% of total deposits at December 31, 2014. The insured deposit data for 2016, 2015 and 2014 reflect the deposit insurance impact of "combined ownership segregation" of escrow and other accounts at an aggregate level but does not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.
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
Maturity of Domestic CDs and Other Time Deposits in Amounts of $100,000 or More

	December 31,
(In thousands)	2016	2015	2014
Months to maturity:
3 or less	$160,495	$240,291	$160,504
Over 3 through 6	95,482	100,582	77,199
Over 6 through 12	97,761	89,860	103,396
Over 12	17,118	15,714	22,359
Total	$370,856	$446,447	$363,458

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, repurchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), which take into account the demonstrated marketability of our assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the years ended December 31, 2016 and 2015, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from Federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings, generally used to fund mortgage finance assets.
Deposit growth and increases in borrowing capacity related to our mortgage finance loans have resulted in an increase in liquidity assets to $2.7 billion at December 31, 2016. The following table summarizes the growth in and composition of liquidity assets (in thousands):

	December 31,
	2016	2015	2014
Federal funds sold and securities purchased under resale agreements	$25,000	$55,000	$—
Interest-bearing deposits	2,700,645	1,626,374	1,233,990
Total liquidity assets	$2,725,645	$1,681,374	$1,233,990

Total liquidity assets as a percent of:
Total loans held for investment, excluding mortgage finance loans	21.0%	14.3%	12.2%
Total loans held for investment	15.6%	10.1%	8.7%
Total earning assets	12.9%	9.2%	8.0%
Total deposits	16.0%	11.1%	9.7%
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

	December 31,
	2016	2015
Deposits from core customers	$15,141.6	$13,743.8
Deposits from core customers as a percent of total deposits	89.0%	91.1%
Relationship brokered deposits	$1,875.2	$1,340.8
Relationship brokered deposits as a percent of average total deposits	11.0%	8.9%
Traditional brokered deposits	$—	$—
Traditional brokered deposits as a percent of total deposits	—%	—%
Average deposits from core customers	$15,494.0	$13,172.6
Average deposits from core customers as a percent of average total deposits	90.0%	89.4%
Average relationship brokered deposits	$1,725.9	$1,566.8
Average relationship brokered deposits as a percent of average total deposits	10.0%	10.6%
Average traditional brokered deposits	$—	$—
Average traditional brokered deposits as a percent of average total deposits	—%	—%
We have access to sources of traditional brokered deposits that we estimate to be $3.5 billion. Based on our internal guidelines, we may choose to limit our use of these sources to a lesser amount. Customer deposits (total deposits, including relationship brokered deposits, minus brokered CDs) at December 31, 2016 increased $1.9 billion from December 31, 2015.
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

	December 31,
	2016			2015			2014
	Balance	Rate(3)	Maximum Outstanding at Any Month End	Balance	Rate(3)	Maximum Outstanding at Any Month End	Balance	Rate(3)	Maximum Outstanding at Any Month End
Federal funds purchased(4)	$101,800	0.80%		$74,164	0.55%		$66,971	0.30%
Customer repurchase agreements(1)	7,775	0.05%		68,887	0.02%		25,705	0.07%
FHLB borrowings(2)	2,000,000	0.61%		1,500,000	0.31%		1,100,005	0.13%
Total borrowings	$2,109,575		$2,117,280	$1,643,051		$1,643,051	$1,192,681		$1,192,681

(1)	Securities pledged for customer repurchase agreements were $10.2 million, $14.2 million and $21.8 million at December 31, 2016, 2015 and 2014, respectively.

(2)
FHLB borrowings are collateralized by a blanket floating lien on certain real estate-secured loans, mortgage finance assets and also certain pledged securities. The weighted-average interest rate for the years ended December 31, 2016, 2015 and 2014 was 0.43%, 0.18% and 0.15%, respectively. The average balance of FHLB borrowings for the years ended December 31, 2016, 2015 and 2014 was $1.4 billion, $1.2 billion and $213.4 million, respectively.

(3)	Interest rate as of period end.

(4)
The weighted-average interest rate on Federal funds purchased for the years ended December 31, 2016, 2015 and 2014 was 0.57%, 0.29% and 0.27%, respectively. The average balance of Federal funds purchased for the years ended December 31, 2016, 2015 and 2014 was $517.8 million, $98.8 million and $139.3 million, respectively.

The following table summarizes our other borrowing capacities in excess of balances outstanding (in thousands):

	December 31,
	2016	2015	2014
FHLB borrowing capacity relating to loans	$3,057,915	$4,101,396	$3,602,994
FHLB borrowing capacity relating to securities	1,653	1,213	535
Total FHLB borrowing capacity	$3,059,568	$4,102,609	$3,603,529
Unused Federal funds lines available from commercial banks	$1,118,000	$1,231,000	$1,186,000
Unused Federal Reserve Borrowings capacity	$3,179,087	$2,966,702	$2,643,000
From time to time, we borrow funds on an overnight basis from the Federal Reserve. We did not incur such borrowings during 2016, 2015 or 2014.
Our unsecured, revolving, non-amortizing line of credit had maximum availability of $130.0 million and matured on December 21, 2016. This line of credit was renewed on December 20, 2016 with a new maximum availability of $130.0 million and a maturity date of December 19, 2017. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were outstanding as of December 31, 2016 or December 31, 2015. The average borrowings during the year ended December 31, 2016 were $6.8 million compared to none during the year ended December 31, 2015.
From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued floating rate trust preferred securities in various private offerings totaling $113.4 million. After deducting underwriter compensation and other expenses of each offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment and lending activities. Interest payments on all trust preferred subordinated debentures are deductible for federal income tax purposes. As of December 31, 2016, the weighted average quarterly rate on the trust preferred subordinated debentures was 2.83%, compared to 2.65% average for all of 2016, and 2.25% for all of 2015.
Because our Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital. Our equity capital averaged $1.7 billion for the year ended December 31, 2016 as compared to $1.6 billion in 2015 and $1.3 billion in 2014. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
On December 2, 2016, we completed a sale of 3.45 million shares of our common stock in a public offering. Net proceeds from the sale totaled $236.4 million. The additional equity will be used for general corporate purposes, including repayment of $20.0 million of short-term debt and as additional capital to support continued loan growth.
For additional information on our capital and stockholders' equity, see Note 14 - Regulatory Restrictions and Note 21 - Stockholders' Equity in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Commitments and Contractual Obligations
The following table presents, as of December 31, 2016, significant fixed and determinable contractual obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements elsewhere in this Form 10-K.

(In thousands)	Note Reference	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Deposits without a stated maturity(1)	8	$16,574,212	$—	$—	$—	$16,574,212
Time deposits(1)	8	417,911	22,836	1,872	—	442,619
Federal funds purchased and customer repurchase agreements(1)	9	109,575	—	—	—	109,575
FHLB borrowings(1)	9	2,000,000	—	—	—	2,000,000
Operating lease obligations(1)(2)	17	16,243	33,214	28,775	30,375	108,607
Subordinated notes(1)	9	—	—	—	281,044	281,044
Trust preferred subordinated debentures(1)	9, 10	—	—	—	113,406	113,406
Total contractual obligations(1)		$19,117,941	$56,050	$30,647	$424,825	$19,629,463

(1)	Excludes interest.

(2)	Non-balance sheet item.
Off-Balance Sheet Arrangements
In addition to the off-balance sheet obligations described under the caption "Loans Held for Sale," we have the following off-balance sheet contractual obligations as of December 31, 2016 (in thousands):

	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Commitments to extend credit	$2,070,329	$2,581,452	$910,638	$141,962	$5,704,381
Standby and commercial letters of credit	135,569	29,495	6,152	50	171,266
Total financial instruments with off-balance sheet risk	$2,205,898	$2,610,947	$916,790	$142,012	$5,875,647
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

Allowance for Loan Losses
Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 310, Receivables, and ASC 450, Contingencies. The allowance for loan losses is established through a provision for credit losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the loan losses inherent in the loan portfolio. The allowance for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general allowance, the portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. See “Summary of Loan Loss Experience” above and Note 3 – Loans Held for Investment and Allowance for Loan Losses in the accompanying notes to the consolidated financial statements included elsewhere in this report for further discussion of the risk factors considered by management in establishing the allowance for loan losses.
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
We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets held for purposes other than trading. Additionally, we have some market risk relative to commodity prices through our energy lending activities. Petroleum and natural gas commodity prices declined substantially during 2014 and 2015, and prices have continued to be suppressed through 2016. Such declines in commodity prices have and, if continued, could negatively impact our energy clients' ability to perform on their loan obligations. Management does not currently expect the current decline in commodity prices to have a material adverse effect on our financial position. Foreign exchange rates, commodity prices and/or equity prices do not pose significant market risk to us.
The responsibility for managing market risk rests with the BSMC, which operates under policy guidelines established by our board of directors. The negative acceptable variation in net interest revenue due to a 200 basis point increase or decrease in interest rates is generally limited by these guidelines to plus or minus 5%. These guidelines also establish maximum levels for short-term borrowings, short-term assets and public and brokered deposits. They also establish minimum levels for unpledged assets, among other things. Oversight of our compliance with these guidelines is the ongoing responsibility of the BSMC, with exceptions reported to the Risk Management Committee, and to our board of directors if deemed necessary, on a quarterly basis. Additionally, the Credit Policy Committee ("CPC") specifically manages risk relative to commodity price market risks. The CPC establishes maximum portfolio concentration levels for energy loans as well as maximum advance rates for energy collateral.

Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of December 31, 2016, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.
Interest Rate Sensitivity Gap Analysis
December 31, 2016

(in thousands)	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Securities(1)	$6,214	$6,769	$1,920	$9,971	$24,874
Total variable loans	16,013,070	69,966	—	—	16,083,036
Total fixed loans	436,713	1,148,873	576,093	294,122	2,455,801
Total loans(2)	16,449,783	1,218,839	576,093	294,122	18,538,837
Total interest sensitive assets	$16,455,997	$1,225,608	$578,013	$304,093	$18,563,711
Liabilities
Interest-bearing customer deposits	$8,580,011	$—	$—	$—	$8,580,011
CDs & IRAs	186,191	231,720	22,836	1,872	442,619
Total interest-bearing deposits	8,766,202	231,720	22,836	1,872	9,022,630
Repurchase agreements, Federal funds purchased, FHLB borrowings	2,109,575	—	—	—	2,109,575
Subordinated notes	—	—	—	281,044	281,044
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	2,109,575	—	—	394,450	2,504,025
Total interest sensitive liabilities	$10,875,777	$231,720	$22,836	$396,322	$11,526,655
GAP	$5,580,220	$993,888	$555,177	$(92,229)	$—
Cumulative GAP	5,580,220	6,574,108	7,129,285	7,037,056	7,037,056

Demand deposits					$7,994,201
Stockholders’ equity					2,009,557
Total					$10,003,758

(1)	Securities based on fair market value.

(2)	Loans are stated at gross.
The table above sets forth the balances as of December 31, 2016 for interest-bearing assets, interest-bearing liabilities, and the total of non-interest-bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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

The two “shock test” scenarios assume a sustained parallel 100 and 200 basis point increase in interest rates. As short-term rates have remained low through 2015 and 2016, we do not believe that analysis of an assumed decrease in interest rates would provide meaningful results. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%, at which point we will resume evaluations of shock scenarios in which interest rates decrease.
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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	December 31, 2016		December 31, 2015
	100 bps Increase	200 bps Increase	100 bps Increase	200 bps Increase

Change in net interest income	$124,583	$254,308	$85,334	$178,066
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

We have audited the accompanying consolidated balance sheets of Texas Capital Bancshares, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Capital Bancshares, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2017 expressed an unqualified opinion thereon.

Dallas, Texas
February 17, 2017

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands except per share data)	2016	2015
Assets
Cash and due from banks	$113,707	$109,496
Interest-bearing deposits	2,700,645	1,626,374
Federal funds sold and securities purchased under resale agreements	25,000	55,000
Securities, available-for-sale	24,874	29,992
Loans held for sale, at fair value	968,929	86,075
Loans held for investment, mortgage finance	4,497,338	4,966,276
Loans held for investment (net of unearned income)	13,001,011	11,745,674
Less: Allowance for loan losses	168,126	141,111
Loans held for investment, net	17,330,223	16,570,839
Mortgage servicing rights, net	28,536	423
Premises and equipment, net	19,775	23,561
Accrued interest receivable and other assets	465,933	382,101
Goodwill and intangible assets, net	19,512	19,960
Total assets	$21,697,134	$18,903,821
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$7,994,201	$6,386,911
Interest-bearing	9,022,630	8,697,708
Total deposits	17,016,831	15,084,619
Accrued interest payable	5,498	5,097
Other liabilities	161,223	153,433
Federal funds purchased and repurchase agreements	109,575	143,051
Other borrowings	2,000,000	1,500,000
Subordinated notes, net	281,044	280,682
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	19,687,577	17,280,288
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares—10,000,000
Issued shares—6,000,000 shares issued at December 31, 2016 and 2015	150,000	150,000
Common stock, $.01 par value:
Authorized shares—100,000,000
Issued shares—49,504,079 and 45,874,224 at December 31, 2016 and 2015, respectively	495	459
Additional paid-in capital	955,468	714,546
Retained earnings	903,187	757,818
Treasury stock (shares at cost: 417 at December 31, 2016 and 2015)	(8)	(8)
Accumulated other comprehensive income, net of taxes	415	718
Total stockholders’ equity	2,009,557	1,623,533
Total liabilities and stockholders’ equity	$21,697,134	$18,903,821
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME

	Year ended December 31,
(In thousands except per share data)	2016	2015	2014
Interest income
Interest and fees on loans	$684,582	$594,729	$511,606
Securities	967	1,254	1,828
Federal funds sold and securities purchased under resale agreements	1,547	682	207
Deposits in other banks	16,312	6,293	906
Total interest income	703,408	602,958	514,547
Interest expense
Deposits	37,175	24,578	18,145
Federal funds purchased	518	284	373
Repurchase agreements	9	19	17
Other borrowings	6,119	2,232	356
Subordinated notes	16,764	16,764	16,202
Trust preferred subordinated debentures	3,009	2,551	2,489
Total interest expense	63,594	46,428	37,582
Net interest income	639,814	556,530	476,965
Provision for credit losses	77,000	53,250	22,000
Net interest income after provision for credit losses	562,814	503,280	454,965
Non-interest income
Service charges on deposit accounts	10,341	8,323	7,253
Trust fee income	4,268	5,022	4,937
Bank owned life insurance (BOLI) income	2,073	2,011	2,067
Brokered loan fees	25,339	18,661	13,981
Swap fees	2,866	4,275	2,992
Other	15,893	9,446	11,281
Total non-interest income	60,780	47,738	42,511
Non-interest expense
Salaries and employee benefits	228,985	192,610	169,051
Net occupancy expense	23,221	23,182	20,866
Marketing	17,303	16,491	15,989
Legal and professional	23,326	22,150	21,182
Communications and technology	25,562	21,425	18,667
FDIC insurance assessment	24,440	17,231	10,919
Allowance and other carrying costs for OREO	824	22	85
Other	38,736	33,412	28,355
Total non-interest expense	382,397	326,523	285,114
Income before income taxes	241,197	224,495	212,362
Income tax expense	86,078	79,641	76,010
Net income	155,119	144,854	136,352
Preferred stock dividends	9,750	9,750	9,750
Net income available to common stockholders	$145,369	$135,104	$126,602
Other comprehensive gain (loss)
Change in unrealized gain on available-for-sale securities arising during period, before tax	$(467)	$(877)	$(522)
Income tax benefit related to unrealized loss on available-for-sale securities	(164)	(306)	(183)
Other comprehensive loss net of tax	(303)	(571)	(339)
Comprehensive income	$154,816	$144,283	$136,013
Basic earnings per common share	$3.14	$2.95	$2.93
Diluted earnings per common share	$3.11	$2.91	$2.88
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(In thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total
Balance at December 31, 2013	6,000,000	$150,000	41,036,787	$410	$448,208	$496,112	(417)	$(8)	$1,628	$1,096,350
Comprehensive income:
Net income	—	—	—	—	—	136,352	—	—	—	136,352
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $183	—	—	—	—	—	—	—	—	(339)	(339)
Total comprehensive income										136,013
Tax expense related to exercise of stock-based awards	—	—	—	—	2,929	—	—	—	—	2,929
Stock-based compensation expense recognized in earnings	—	—	—	—	4,628	—	—	—	—	4,628
Preferred stock dividend	—	—	—	—	—	(9,750)	—	—	—	(9,750)
Issuance of stock related to stock-based awards	—	—	201,280	2	(2,205)	—	—	—	—	(2,203)
Issuance of common stock	—	—	4,398,128	44	256,179	—	—	—	—	256,223
Issuance of stock related to warrants	—	—	99,229	1	(1)	—	—	—	—	—
Balance at December 31, 2014	6,000,000	150,000	45,735,424	457	709,738	622,714	(417)	(8)	1,289	1,484,190
Comprehensive income:
Net income	—	—	—	—	—	144,854	—	—	—	144,854
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $306	—	—	—	—	—	—	—	—	(571)	(571)
Total comprehensive income										144,283
Tax expense related to exercise of stock-based awards	—	—	—	—	1,452	—	—	—	—	1,452
Stock-based compensation expense recognized in earnings	—	—	—	—	4,597	—	—	—	—	4,597
Preferred stock dividend	—	—	—	—	—	(9,750)	—	—	—	(9,750)
Issuance of stock related to stock-based awards	—	—	138,800	2	(1,241)	—	—	—	—	(1,239)
Balance at December 31, 2015	6,000,000	150,000	45,874,224	459	714,546	757,818	(417)	(8)	718	1,623,533
Comprehensive income:
Net income	—	—	—	—	—	155,119	—	—	—	155,119
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $164	—	—	—	—	—	—	—	—	(303)	(303)
Total comprehensive income										154,816
Tax expense related to exercise of stock-based awards	—	—	—	—	1,879	—	—	—	—	1,879
Stock-based compensation expense recognized in earnings	—	—	—	—	5,093	—	—	—	—	5,093
Preferred stock dividend	—	—	—	—	—	(9,750)	—	—	—	(9,750)
Issuance of common stock related to stock-based awards	—	—	172,459	1	(2,482)	—	—	—	—	(2,481)
Issuance of common stock	—	—	3,450,000	35	236,432	—	—	—	—	236,467
Issuance of stock related to warrants	—	—	7,396	—	—	—	—	—	—	—
Balance at December 31, 2016	6,000,000	$150,000	49,504,079	$495	$955,468	$903,187	(417)	$(8)	$415	$2,009,557
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2016	2015	2014
Operating activities
Net income	$155,119	$144,854	$136,352
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	77,000	53,250	22,000
Deferred tax expense (benefit)	(2,946)	(3,561)	(3,969)
Depreciation and amortization	21,814	16,495	14,798
BOLI income	(2,073)	(2,011)	(2,067)
Stock-based compensation expense	13,578	12,304	14,577
Excess tax benefits from stock-based compensation arrangements	(2,013)	(1,499)	(2,929)
Purchases of loans held for sale	(3,327,482)	(127,002)	—
Proceeds from sales and repayments of loans held for sale	2,405,592	40,490	—
(Gain) loss on sale of loans held for sale and other assets	(2,519)	179	(822)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(59,787)	(61,002)	(58,579)
Accrued interest payable and other liabilities	(2,576)	(3,554)	38,366
Net cash provided by (used in) operating activities	(726,293)	68,943	157,727
Investing activities
Purchases of available-for-sale securities	(1,760)	—	—
Maturities and calls of available-for-sale securities	555	2,430	11,150
Principal payments received on available-for-sale securities	5,856	8,419	9,822
Originations of mortgage finance loans	(100,574,326)	(86,342,672)	(58,090,177)
Proceeds from pay-offs of mortgage finance loans	101,043,264	85,478,521	56,772,317
Net increase in loans held for investment, excluding mortgage finance loans	(1,321,733)	(1,603,880)	(1,676,927)
Purchase of premises and equipment, net	(2,176)	(5,034)	(15,732)
Proceeds from sale of foreclosed assets	110	1,430	5,877
Net cash used in investing activities	(850,210)	(2,460,786)	(2,983,670)
Financing activities
Net increase in deposits	1,932,212	2,411,319	3,415,921
Costs from issuance of stock related to stock-based awards and warrants	(2,481)	(1,239)	(2,203)
Net proceeds from issuance of common stock	236,467	—	256,223
Preferred dividends paid	(9,750)	(9,750)	(9,750)
Net increase (decrease) in other borrowings	500,000	399,995	244,979
Excess tax benefits from stock-based compensation arrangements	2,013	1,499	2,929
Net increase (decrease) in Federal funds purchased and repurchase agreements	(33,476)	50,375	(77,928)
Issuance of subordinated notes	—	—	172,375
Net cash provided by financing activities	2,624,985	2,852,199	4,002,546
Net increase (decrease) in cash and cash equivalents	1,048,482	460,356	1,176,603
Cash and cash equivalents at beginning of period	1,790,870	1,330,514	153,911
Cash and cash equivalents at end of period	$2,839,352	$1,790,870	$1,330,514
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$63,193	$46,078	$33,584
Cash paid during the period for income taxes	88,262	87,450	74,998
Transfers from loans/leases to OREO and other repossessed assets	18,822	1,267	851
See accompanying notes to consolidated financial statements.

(1) Operations and Summary of Significant Accounting Policies
Organization and Nature of Business
Texas Capital Bancshares, Inc. (the "Company”), a Delaware corporation, was incorporated in November 1996 and commenced banking operations in December 1998. The consolidated financial statements of the Company include the accounts of Texas Capital Bancshares, Inc. and its wholly owned subsidiary, Texas Capital Bank, National Association (the "Bank”). We are primarily a secured lender and serve the needs of commercial businesses and successful professionals and entrepreneurs located in Texas as well as operate several lines of business serving a regional or national clientele of commercial borrowers.
Basis of Presentation
Our accounting and reporting policies conform to accounting principles generally accepted in the United States ("GAAP") and to generally accepted practices within the banking industry. Certain prior period balances have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses, the fair value of stock-based compensation awards, the fair values of financial instruments, the fair value of mortgage servicing rights ("MSRs") and the status of contingencies are particularly susceptible to significant change in the near term.
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
All securities are available-for-sale as of December 31, 2016 and 2015.
Loans
Loans Held for Sale
Through our MCA program, we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loan sales to independent third parties or in securitization transactions to third parties such as Ginnie Mae or to GSEs such as Fannie Mae or Freddie Mac. In some cases, we retain the mortgage servicing rights. Once purchased, these loans are classified as held for sale and are carried at fair value pursuant to our election of the fair value option in accordance with Accounting Standards Codification 825, Financial Instruments ("ASC 825"). At the commitment date, we enter into a corresponding forward sale commitment with a third party, typically Ginnie Mae or a GSE, to deliver the loans within a specified timeframe. The estimated gain/loss for the entire transaction (from initial purchase commitment to final delivery of loans) is recorded as an asset or liability. Fair value is derived from observable current market prices, when available, and includes the fair value of the mortgage servicing rights. Adjustments to reflect unrealized gains and losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as other non-interest income in the consolidated statements of income and other comprehensive income.
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
Loans held for investment includes legal ownership interests in mortgage loans that we purchase through our mortgage warehouse lending division. The ownership interests are purchased from unaffiliated mortgage originators who are seeking additional funding through sale of the undivided ownership interests to facilitate their ability to originate loans. The mortgage originator has no obligation to offer and we have no obligation to purchase these interests. The originator closes mortgage loans consistent with underwriting standards established by approved investors, and, at the time of the sale to the investor, our ownership interest and that of the originator are delivered by us to the investor selected by the originator and approved by us. We typically purchase up to a 99% ownership interest in each mortgage with the originator owning the remaining percentage. These mortgage ownership interests are generally held by us for a period of less than 30 days and more typically 10-20 days. Because of conditions in agreements with originators designed to reduce transaction risks, under ASC 860, Transfers and Servicing of Financial Assets (“ASC 860”), the ownership interests do not qualify as participating interests. Under ASC 860, the ownership interests are deemed to be loans to the originators and payments we receive from investors are deemed to be payments made by or on behalf of the originator to repay the loan deemed made to the originator. Because we have an actual, legal ownership interest in the underlying residential mortgage loan, these interests are not extensions of credit to the originators that are secured by the mortgage loans as collateral.
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
The allowance allocation percentages assigned to each credit grade have been developed based primarily on an analysis of our historical loss rates. The allocations are adjusted for certain qualitative factors, including general economic conditions, changes in credit policies and lending standards. Changes in the trend and severity of problem loans can cause the estimation of losses to differ from past experience. In addition, the allowance considers the results of reviews performed by third party reviewers as reflected in their confirmations of assigned credit grades within the portfolio. The portion of the allowance that is not derived by the allowance allocation percentages compensates for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. Examples of risks that support the Bank's maintaining an additional qualitative reserve include the possibility of precipitous negative changes in economic conditions and borrowers' submission of financial statements or certifications of collateral value that subsequently prove to be materially inaccurate for reason of either misstatement or omission of critical information. These situations, while not common, do not necessarily correlate well with the general risk profile presented by assigned credit grade and product type categories. We evaluate many such factors and conditions in determining the additional qualitative portion of the allowance, including amount and frequency of losses attributable to issues not specifically addressed or included in the determination and application of the allowance allocation percentages.
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
Accumulated Other Comprehensive Income
Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income, net. Accumulated other comprehensive income (loss), net for the three years ended December 31, 2016 is reported in the accompanying consolidated statements of stockholders’ equity and consolidated statements of income and other comprehensive income.
Income Taxes
The Company and its subsidiary file a consolidated federal income tax return. We utilize the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon the difference between the values of the assets and liabilities as reflected in the financial statements and their related tax basis using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. As changes in tax law or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is provided against deferred tax assets unless it is more likely than not that such deferred tax assets will be realized.
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
Mortgage Servicing Rights
Mortgage servicing rights are created by selling purchased or originated mortgage loans with servicing rights retained. We identify classes of servicing rights based upon the nature of the underlying assumptions used to value the asset along with the risks associated with the underlying asset. Based upon these criteria we have one class of MSRs, residential.
Originated MSRs are recognized based on the estimated fair value of the mortgage loans and the related servicing rights at the date of sale using values derived from a valuation model managed by a third party. MSRs are amortized proportionally over the estimated life of the projected net servicing revenue and are periodically evaluated for impairment. MSRs are reported on the consolidated balance sheets at lower of cost or market. Loan servicing fee income represents income earned for servicing mortgage loans owned by investors and includes mortgage servicing fees and other ancillary servicing income. Servicing fees are recorded as income when earned and are reported in other non-interest income on the consolidated statements of income and other comprehensive income. For additional information on MSRs, see Note 5 - Certain Transfers of Financial Assets.

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

(2) Securities
The following is a summary of securities (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Residential mortgage-backed securities	$14,680	$972	$—	$15,652
Municipals	275	—	—	275
Equity securities(1)	9,280	27	(360)	8,947
	$24,235	$999	$(360)	$24,874

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Residential mortgage-backed securities	$20,536	$1,365	$—	$21,901
Municipals	828	3	—	831
Equity securities(1)	7,522	11	(273)	7,260
	$28,886	$1,379	$(273)	$29,992

(1)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.

The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands, except percentage data):

	December 31, 2016
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$9	$2,047	$3,147	$9,477	$14,680
Estimated fair value	9	2,104	3,495	10,044	15,652
Weighted average yield(3)	5.50%	4.70%	5.55%	2.84%	3.68%
Municipals:(2)
Amortized cost	275	—	—	—	275
Estimated fair value	275	—	—	—	275
Weighted average yield(3)	5.61%	—%	—%	—%	5.61%
Equity securities:(4)
Amortized cost	9,280	—	—	—	9,280
Estimated fair value	8,947	—	—	—	8,947
Total available-for-sale securities:
Amortized cost					$24,235
Estimated fair value					$24,874

	December 31, 2015
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$214	$4,655	$4,265	$11,402	$20,536
Estimated fair value	217	4,837	4,747	12,100	21,901
Weighted average yield(3)	5.62%	4.71%	5.54%	2.53%	3.75%
Municipals:(2)
Amortized cost	265	563	—	—	828
Estimated fair value	265	566	—	—	831
Weighted average yield(3)	5.46%	5.69%	—	—	5.79%
Equity securities:(4)
Amortized cost	7,522	—	—	—	7,522
Estimated fair value	7,260	—	—	—	7,260
Total available-for-sale securities:
Amortized cost					$28,886
Estimated fair value					$29,992

(1)
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The average expected life of the mortgage-backed securities was 1.1 years at December 31, 2016 and 0.8 years at December 31, 2015.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

(4)	These equity securities do not have a stated maturity.
Securities with carrying values of approximately $13.6 million and $20.7 million were pledged to secure certain borrowings and deposits at December 31, 2016 and 2015, respectively. See Note 9 — Borrowing Arrangements for discussion of securities securing borrowings. Of the pledged securities at December 31, 2016 and 2015, approximately $3.4 million and $6.6 million, respectively, were pledged for certain deposits.
The following table discloses, as of December 31, 2016 and December 31, 2015, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

December 31, 2016	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Equity securities	$1,015	$(6)	$6,146	$(354)	$7,161	$(360)

December 31, 2015	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Equity securities	$—	$—	$6,227	$(273)	$6,227	$(273)
At December 31, 2016 we owned two securities with an unrealized loss position and one at December 31, 2015. These securities are publicly traded equity funds and are subject to market pricing volatility. We do not believe that this unrealized loss is “other than temporary.” We have evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and based on that evaluation have the ability and intent to hold the investments until recovery of fair value.
Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income, net. We had comprehensive income of $154.8 million for the year ended December 31, 2016 and comprehensive income of $144.3 million for the year ended December 31, 2015.
(3) Loans Held for Investment and Allowance for Loan Losses
Loans held for investment are summarized by category as follows (in thousands):

	December 31,
	2016	2015
Commercial	$7,291,545	$6,672,631
Mortgage finance	4,497,338	4,966,276
Construction	2,098,706	1,851,717
Real estate	3,462,203	3,139,197
Consumer	34,587	25,323
Equipment leases	185,529	113,996
Gross loans held for investment	17,569,908	16,769,140
Deferred income (net of direct origination costs)	(71,559)	(57,190)
Allowance for loan losses	(168,126)	(141,111)
Total loans held for investment	$17,330,223	$16,570,839
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

Mortgage Finance Loans.    Our mortgage finance loans consist of ownership interests purchased in single-family residential mortgages funded through our mortgage finance group. These loans are typically held on our balance sheet for 10 to 20 days. We have agreements with mortgage lenders and purchase interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans. December 31, 2016 and 2015 balances are stated net of $839.0 million and $454.8 million participations sold, respectively.
Construction Loans.    Our construction loan portfolio consists primarily of single- and multi-family residential properties and commercial projects used in manufacturing, warehousing, service or retail businesses. Our construction loans generally have terms of one to three years. We typically make construction loans to developers, builders and contractors that have an established record of successful project completion and loan repayment and have a substantial equity investment in the borrowers. Loan amounts are derived primarily from the Bank's evaluation of expected cash flows available to service debt from stabilized projects under hypothetically stressed conditions. Construction loans are also based in part upon estimates of costs and value associated with the completed project. Sources of repayment for these types of loans may be permanent loans from other lenders, sales of developed property, or an interim loan commitment from us until permanent financing is obtained. The nature of these loans makes ultimate repayment sensitive to overall economic conditions. Borrowers may not be able to correct conditions of default in loans, increasing risk of exposure to classification, non-performing status, reserve allocation and actual credit loss and foreclosure. These loans typically have floating rates and commitment fees.
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
At December 31, 2016 and 2015, we had a blanket floating lien on certain real estate-secured loans, mortgage finance loans and also certain securities used as collateral for FHLB borrowings.
Summary of Loan Losses
The allowance for loan losses is comprised of specific reserves for impaired loans and an additional qualitative reserve based on our estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We consider the allowance at December 31, 2016 to be appropriate, given management's assessment of losses inherent in the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in our market areas and other factors.

The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and non-accrual status as of December 31, 2016 and 2015 (in thousands):

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Total
December 31, 2016
Grade:
Pass	$6,941,310	$4,497,338	$2,074,859	$3,430,346	$34,249	$181,914	$17,160,016
Special mention	69,447	—	10,901	21,932	—	3,532	105,812
Substandard- accruing	115,848	—	12,787	7,516	138	—	136,289
Non-accrual	164,940	—	159	2,409	200	83	167,791
Total loans held for investment	$7,291,545	$4,497,338	$2,098,706	$3,462,203	$34,587	$185,529	$17,569,908

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Total
December 31, 2015
Grade:
Pass	$6,375,332	$4,966,276	$1,821,678	$3,085,463	$25,093	$103,560	$16,377,402
Special mention	111,911	—	13,090	30,585	3	334	155,923
Substandard-accruing	46,731	—	281	3,837	227	4,951	56,027
Non-accrual	138,657	—	16,668	19,312	—	5,151	179,788
Total loans held for investment	$6,672,631	$4,966,276	$1,851,717	$3,139,197	$25,323	$113,996	$16,769,140

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2016 and 2015 (in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Additional Qualitative Reserve	Total
December 31, 2016
Allowance for loan losses
Beginning balance	$112,446	$—	$6,836	$13,381	$338	$3,931	$4,179	$141,111
Provision for loan losses	63,516	—	6,274	6,233	(71)	(2,884)	1,521	74,589
Charge-offs	56,558	—	—	528	47	—	—	57,133
Recoveries	9,364	—	34	63	21	77	—	9,559
Net charge-offs (recoveries)	47,194	—	(34)	465	26	(77)	—	47,574
Ending balance	$128,768	$—	$13,144	$19,149	$241	$1,124	$5,700	$168,126
Period end amount allocated to:
Loans individually evaluated for impairment	$34,405	$—	$24	$133	$30	$13	$—	$34,605
Loans collectively evaluated for impairment	94,363	—	13,120	19,016	211	1,111	5,700	133,521
Ending balance	$128,768	$—	$13,144	$19,149	$241	$1,124	$5,700	$168,126

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Additional Qualitative Reserve	Total
December 31, 2015
Allowance for loan losses
Beginning balance	$70,654	$—	$7,935	$15,582	$240	$1,141	$5,402	$100,954
Provision for loan losses	53,102	—	(1,499)	(1,845)	(13)	2,777	(1,223)	51,299
Charge-offs	16,254	—	—	389	62	25	—	16,730
Recoveries	4,944	—	400	33	173	38	—	5,588
Net charge-offs (recoveries)	11,310	—	(400)	356	(111)	(13)	—	11,142
Ending balance	$112,446	$—	$6,836	$13,381	$338	$3,931	$4,179	$141,111
Period end amount allocated to:
Loans individually evaluated for impairment	$19,840	$—	$—	$1,191	$—	$2,436	$—	$23,467
Loans collectively evaluated for impairment	92,606	—	6,836	12,190	338	1,495	4,179	117,644
Ending balance	$112,446	$—	$6,836	$13,381	$338	$3,931	$4,179	$141,111
The table below presents the activity in the portion of the allowance for credit losses related to losses on unfunded commitments for the years ended December 31, 2016 and 2015 (in thousands). This liability is recorded in other liabilities in the consolidated balance sheet.

	Year Ended December 31,
	2016	2015
Beginning balance	$9,011	$7,060
Provision for off-balance sheet credit losses	2,411	1,951
Ending balance	$11,422	$9,011
We have traditionally maintained an additional qualitative reserve component to compensate for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We believe the level of additional qualitative reserves at December 31, 2016 and 2015 is warranted due to the continued uncertain economic environment which has produced losses, including those resulting from borrowers' misstatement of financial information or inaccurate certification of collateral values. Such losses are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses; however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy and continued volatility in the energy sector.

Our recorded investment in loans as of December 31, 2016 and 2015 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows (in thousands):

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Total
December 31, 2016
Loans individually evaluated for impairment	$166,669	$—	$159	$3,751	$200	$83	$170,862
Loans collectively evaluated for impairment	7,124,876	4,497,338	2,098,547	3,458,452	34,387	185,446	17,399,046
Total	$7,291,545	$4,497,338	$2,098,706	$3,462,203	$34,587	$185,529	$17,569,908

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Total
December 31, 2015
Loans individually evaluated for impairment	$140,479	$—	$16,668	$21,042	$—	$5,151	$183,340
Loans collectively evaluated for impairment	6,532,152	4,966,276	1,835,049	3,118,155	25,323	108,845	16,585,800
Total	$6,672,631	$4,966,276	$1,851,717	$3,139,197	$25,323	$113,996	$16,769,140
Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. We recognized $1.4 million in interest income on non-accrual loans during 2016 compared to $1.6 million in 2015 and $1.7 million in 2014. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2016, 2015 and 2014 totaled $7.9 million, $7.0 million and $2.1 million, respectively. As of December 31, 2016, $811,000 of our non-accrual loans were earning on a cash basis, compared to $884,000 at December 31, 2015. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.
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

The following tables detail our impaired loans, by portfolio class as of December 31, 2016 and 2015 (in thousands):

December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$23,868	$27,992	$—	$12,361	$—
Energy loans	46,753	54,522	—	54,075	—
Construction
Market risk	—	—	—	2,778	—
Real estate
Market risk	—	—	—	—	—
Commercial	2,083	2,083	—	4,483	38
Secured by 1-4 family	—	—	—	—	—
Consumer	—	—	—	—	—
Equipment leases	—	—	—	403	—
Total impaired loans with no allowance recorded	$72,704	$84,597	$—	$74,100	$38
With an allowance recorded:
Commercial
Business loans	$21,303	$21,303	$7,055	$22,277	$—
Energy loans	74,745	88,987	27,350	73,637	24
Construction
Market risk	159	159	24	53	—
Real estate
Market risk	1,342	1,342	20	3,000	—
Commercial	—	—	—	—	—
Secured by 1-4 family	326	326	113	435	—
Consumer	200	200	30	67	—
Equipment leases	83	83	13	548	—
Total impaired loans with an allowance recorded	$98,158	$112,400	$34,605	$100,017	$24
Combined:
Commercial
Business loans	$45,171	$49,295	$7,055	$34,638	$—
Energy loans	121,498	143,509	27,350	127,712	24
Construction
Market risk	159	159	24	2,831	—
Real estate
Market risk	1,342	1,342	20	3,000	—
Commercial	2,083	2,083	—	4,483	38
Secured by 1-4 family	326	326	113	435	—
Consumer	200	200	30	67	—
Equipment leases	83	83	13	951	—
Total impaired loans	$170,862	$196,997	$34,605	$174,117	$62

December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$11,097	$13,529	$—	$17,311	$—
Energy loans	37,968	37,968	—	21,791	36
Construction
Market risk	16,668	16,668	—	9,764	—
Real estate
Market risk	—	—	—	3,352	—
Commercial	15,353	15,353	—	4,364	24
Secured by 1-4 family	—	—	—	—	—
Consumer	—	—	—	—	—
Equipment leases	2,417	2,417	—	3,233	—
Total impaired loans with no allowance recorded	$83,503	$85,935	$—	$59,815	$60
With an allowance recorded:
Commercial
Business loans	$20,983	$25,300	$5,737	$31,131	$—
Energy loans	70,431	70,431	14,103	6,641	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	5,335	5,335	1,066	2,558	—
Commercial	—	—	—	306	—
Secured by 1-4 family	354	354	125	1,580	—
Consumer	—	—	—	10	—
Equipment leases	2,734	2,734	2,436	302	—
Total impaired loans with an allowance recorded	$99,837	$104,154	$23,467	$42,528	$—
Combined:
Commercial
Business loans	$32,080	$38,829	$5,737	$48,442	$—
Energy loans	108,399	108,399	14,103	28,432	36
Construction
Market risk	16,668	16,668	—	9,764	—
Real estate
Market risk	5,335	5,335	1,066	5,910	—
Commercial	15,353	15,353	—	4,670	24
Secured by 1-4 family	354	354	125	1,580	—
Consumer	—	—	—	10	—
Equipment leases	5,151	5,151	2,436	3,535	—
Total impaired loans	$183,340	$190,089	$23,467	$102,343	$60
Average impaired loans outstanding during the years ended December 31, 2016, 2015 and 2014 totaled $174.1 million, $102.3 million and $46.4 million respectively.

The table below provides an age analysis of our loans held for investment as of December 31, 2016 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days(1)	Total Past Due	Non-accrual	Current	Total
Commercial
Business loans	$33,630	$5,684	$10,236	$49,550	$43,442	$6,308,970	$6,401,962
Energy	2,505	—	—	2,505	121,498	765,580	889,583
Mortgage finance loans	—	—	—	—	—	4,497,338	4,497,338
Construction
Market risk	818	1,429	—	2,247	159	2,075,654	2,078,060
Secured by 1-4 family	581	—	—	581	—	20,065	20,646
Real estate
Market risk	2,984	12,155	—	15,139	—	2,612,655	2,627,794
Commercial	—	—	—	—	2,083	630,699	632,782
Secured by 1-4 family	3,217	53	493	3,763	326	197,538	201,627
Consumer	119	—	—	119	200	34,268	34,587
Equipment leases	—	—	—	—	83	185,446	185,529
Total loans held for investment	$43,854	$19,321	$10,729	$73,904	$167,791	$17,328,213	$17,569,908

(1)
Loans past due 90 days and still accruing includes premium finance loans of $6.8 million. These loans are generally secured by obligations of insurance carriers to refund premiums on cancelled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or forgiveness of either principal or accrued interest. As of December 31, 2016, we did not have any loans considered restructured that were not on non-accrual compared to $249,000 at December 31, 2015. These loans did not have unfunded commitments at December 31, 2016 or 2015. Of the non-accrual loans at December 31, 2016 and 2015, $18.1 million and $24.9 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with modified terms in calendar years after the year of the restructure.
The following tables summarize, as of December 31, 2016 and 2015, loans that have been restructured during 2016 and 2015 (in thousands):

December 31, 2016
	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Energy loans	2	$14,235	$12,236
Total new restructured loans in 2016	2	$14,235	$12,236

December 31, 2015
	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Commercial business loans	5	$20,459	$14,992
Total new restructured loans in 2015	5	$20,459	$14,992

The restructured loans generally include terms to temporarily place the loan on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above loans. The $2.0 million decrease in the post-restructuring recorded investment in the restructured loans in 2016 and the $5.5 million decrease in 2015 are due to paydowns. At December 31, 2016, $12.2 million of the above loans restructured in 2016 are on non-accrual. The restructuring of the loans did not have a significant impact on our allowance for loan losses at December 31, 2016 or 2015.
The following table provides information on how loans were modified as a restructured loan during the year ended December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Extended maturity	$—	$—
Combination of maturity extension and payment schedule adjustment	12,236	14,992
Total	$12,236	$14,992
As of December 31, 2016 and 2015, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
(4) OREO and Valuation Allowance for Losses on OREO
The table below presents a summary of the activity related to OREO (in thousands):

	Year ended December 31,
	2016	2015	2014
Beginning balance	$278	$568	$5,110
Additions	18,822	1,267	851
Sales	(139)	(1,557)	(5,393)
Valuation allowance for OREO	—	—	—
Direct write-downs	—	—	—
Ending balance	$18,961	$278	$568
The additions to OREO during the year ended December 31, 2016 relates to the foreclosure of three commercial properties.
When foreclosure occurs, the acquired asset is recorded at fair value less selling costs, generally based on appraised value, which may result in partial charge-off of the loan. So long as the property is retained, further reductions in appraised value will result in valuation adjustments being taken as non-interest expense. If the decline in value is believed to be permanent and not solely driven by short-term market conditions, a direct write-down of the OREO balance may be taken. We generally pursue sales of OREO when conditions warrant, but we may choose to hold certain properties for a longer term, which can result in additional exposure to decreases in the appraised value of the asset and the incurrence of carrying costs during that holding period. We did not record a valuation allowance or related expense during the years ended December 31, 2016, 2015 and 2014.
(5) Certain Transfers of Financial Assets
Through our MCA business, we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loans sales to independent third parties or in securitization transactions to Ginnie Mae and GSEs such as Fannie Mae and Freddie Mac. We have elected to carry these loans at fair value based on sales commitments and market quotes. Changes in the fair value of the loans held for sale are included in other non-interest income.
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

The table below presents the unpaid principal balance of loans held for sale and related fair values at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Unpaid principal balance	$962,096	$82,853
Fair value	968,929	86,075
Fair value over unpaid principal balance	$6,833	$3,222
No loans held for sale were 90 days or more past due or on non-accrual as of December 31, 2016 or December 31, 2015.
The differences between the fair value and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to purchase, gains and losses on the related loan purchase commitment prior to purchase and premiums or discounts on acquired loans.
The table below presents a reconciliation of the changes in loans held for sale is for the years December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Beginning balance	$86,075	$—
Loans purchased	3,327,482	127,002
Payments and proceeds from sales	(2,433,348)	(40,927)
Change in fair value	(11,280)	—
Ending balance	$968,929	$86,075

We generally retain the right to service the loans sold, creating MSR assets on our balance sheet. A summary of MSR activities for the years ended December 31, 2016 and 2015 is as follows (in thousands):

	Year Ended December 31,
	2016	2015
Servicing asset:
Balance, beginning of year	$423	$—
Capitalized servicing rights	29,816	437
Amortization	(1,703)	(14)
Balance, end of period	$28,536	$423
Valuation allowance:
Balance, beginning of year	$—	$—
Increase in valuation allowance	—	—
Balance, end of period	$—	$—
Servicing asset, net(1)	$28,536	$423
Fair value	$30,877	$423
(1)    MSRs are reported on the consolidated balance sheets at lower of cost or market.
At December 31, 2016 and 2015, our servicing portfolio of residential mortgage loans sold included 8,618 and 168 loans, respectively, with an outstanding principal balance of $2.2 billion and $39.0 million, respectively. In connection with the servicing of these loans, we maintain escrow funds for taxes and insurance in the name of investors, as well as collections in transit to investors. These escrow funds are segregated and held in separate non-interest-bearing bank accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $21.0 million at December 31, 2016 and $240,000 at December 31, 2015.
The estimated fair value of the MSR assets is obtained form an independent third party on a quarterly basis. MSRs do not trade in an active, open market with readily observable prices. Due to the nature of the valuation inputs, MSRs are characterized as

Level 3 assets in the fair value hierarchy. The fair value of MSRs is determined using a discounted cash flow model to calculate the present value of the estimated future net servicing income. The assumptions are a combination of market and Company specific data. Management and the independent third party discuss the key assumptions used in the discounted cash flow model and make adjustments as necessary. As of December 31, 2016 and December 31, 2015, management used the following assumptions to determine the fair value of MSRs:

	December 31,
	2016	2015
Average discount rates	9.96%	9.76%
Expected prepayment speeds	7.91%	9.14%
Weighted-average life, in years	8.0	7.3
A sensitivity analysis of changes in the fair value of our MSR portfolio resulting from certain key assumptions is presented in the following table (in thousands):

	December 31,
	2016	2015
50 bp adverse change in prepayment speed	$(2,833)	$(53)
100 bp adverse change in prepayment speed	(6,812)	(146)
In conjunction with the sale and securitization of loans held for sale, we may be exposed to liability resulting from recourse agreements and repurchase agreements. If it is determined subsequent to our sale of a loan that the loan sold is in breach of the representations or warranties made in the applicable sale agreement, we may have an obligation to either (a) repurchase the loan for the unpaid principal balance, accrued interest and related advances, (b) indemnify the purchaser against any loss it suffers or (c) make the purchaser whole for the economic benefits of the loan. During the years ended December 31, 2016 and 2015, we originated or purchased and sold approximately $2.4 billion and $39.1 million, respectively, of mortgage loans.
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
Because the MCA business commenced in 2015, we have little historical data to support the establishment of a reserve. The baseline for the repurchase reserve uses historical loss factors obtained from industry data that are applied to loan pools originated and sold during the years ended December 31, 2016 and 2015. The historical industry data loss factors and experienced losses will be accumulated for each sale vintage (year loan was sold) and applied to more recent sale vintages to estimate inherent losses not yet realized. Our estimated exposure related to these loans was $835,000 at December 31, 2016 and $20,000 at December 31, 2015 and is recorded in other liabilities in the consolidated balance sheets. We had no losses due to repurchase, indemnification or make-whole obligations during the years ended December 31, 2016 and 2015.

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

Goodwill and other intangible assets at December 31, 2016 and 2015 are summarized as follows (in thousands):

	Gross Goodwill and Intangible Assets	Accumulated Amortization	Net Goodwill and Intangible Assets
December 31, 2016
Goodwill	$15,468	$(374)	$15,094
Intangible assets—customer relationships and trademarks	9,006	(4,588)	4,418
Total goodwill and intangible assets	$24,474	$(4,962)	$19,512
December 31, 2015
Goodwill	$15,468	$(374)	$15,094
Intangible assets—customer relationships and trademarks	9,006	(4,140)	4,866
Total goodwill and intangible assets	$24,474	$(4,514)	$19,960
Amortization expense related to intangible assets totaled $448,000 in 2016, $628,000 in 2015 and $699,000 in 2014. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2016 is as follows (in thousands):

2017	$470
2018	470
2019	470
2020	432
2021	405
Thereafter	2,171
$4,418
(7) Premises and Equipment
Premises and equipment at December 31, 2016 and 2015 are summarized as follows (in thousands):

	December 31,
	2016	2015
Premises	$22,887	$21,020
Furniture and equipment	24,159	26,185
	47,046	47,205
Accumulated depreciation	(27,271)	(23,644)
Total premises and equipment, net	$19,775	$23,561
Depreciation expense for the above premises and equipment was approximately $6.0 million, $4.6 million and $4.1 million in 2016, 2015 and 2014, respectively.

(8) Deposits
Deposits at December 31, 2016 and 2015 were as follows (in thousands):

	December 31,
	2016	2015
Non-interest-bearing demand deposits	$7,994,201	$6,386,911
Interest-bearing deposits
Transaction	1,954,834	2,006,591
Savings	6,625,177	6,163,622
Time	442,619	527,495
Total interest-bearing deposits	9,022,630	8,697,708
Total deposits	$17,016,831	$15,084,619
The scheduled maturities of interest-bearing time deposits were as follows at December 31, 2016 (in thousands):

2017	$417,911
2018	18,384
2019	4,452
2020	1,640
2021	232
2022 and after	—
$442,619
At December 31, 2016 and 2015, the Bank had approximately $15.4 million and $16.6 million, respectively, in deposits from related parties, including directors, stockholders and their affiliates.
At December 31, 2016 and 2015, interest-bearing time deposits of $250,000 or more were approximately $225.5 million and $274.4 million, respectively.
(9) Borrowing Arrangements
The following table summarizes our borrowings at December 31, 2016, 2015 and 2014 (in thousands):

	December 31,
	2016		2015		2014
	Balance	Rate(3)	Balance	Rate(3)	Balance	Rate(3)
Federal funds purchased(4)	$101,800	0.80%	$74,164	0.55%	$66,971	0.30%
Customer repurchase agreements(1)	7,775	0.05%	68,887	0.02%	25,705	0.07%
FHLB borrowings(2)	2,000,000	0.61%	1,500,000	0.31%	1,100,005	0.13%
Line of credit	—	—%	—	—%	—	—%
Subordinated notes	281,044	5.87%	280,682	5.75%	280,321	5.82%
Trust preferred subordinated debentures	113,406	2.90%	113,406	2.47%	113,406	2.18%
Total borrowings	$2,504,025		$2,037,139		$1,586,408
Maximum outstanding at any month end	$2,511,579		$2,042,457		$1,592,087

(1)	Securities pledged for customer repurchase agreements were $10.2 million, $14.2 million and $21.8 million at December 31, 2016, 2015 and 2014, respectively.

(2)
FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and also certain pledged securities. The weighted-average interest rate for the years ended December 31, 2016, 2015 and 2014 was 0.43%, 0.18% and 0.15%, respectively. The average balance of FHLB borrowings for the years ended December 31, 2016, 2015 and 2014 was $1.4 billion, $1.2 billion and $213.4 million, respectively.

(3)	Interest rate as of period end.

(4)
The weighted-average interest rate on Federal funds purchased for the years ended December 31, 2016, 2015 and 2014 was 0.57%, 0.29% and 0.27%, respectively. The average balance of Federal funds purchased for the years ended December 31, 2016, 2015 and 2014 was $90.9 million, $98.8 million and $139.3 million, respectively.

The following table summarizes our other borrowing capacities net of balances outstanding at December 31, 2016, 2015 and 2014 (in thousands):

	December 31,
	2016	2015	2014
FHLB borrowing capacity relating to loans	$3,057,915	$4,101,396	$3,602,994
FHLB borrowing capacity relating to securities	1,653	1,213	535
Total FHLB borrowing capacity	$3,059,568	$4,102,609	$3,603,529
Unused Federal funds lines available from commercial banks	$1,118,000	$1,231,000	$1,186,000
Unused Federal Reserve Borrowings capacity	$3,179,087	$2,966,702	$2,643,000
Our unsecured, revolving, non-amortizing line of credit had maximum availability of $130.0 million and matured on December 21, 2016. This line of credit was renewed on December 20, 2016 with a new maximum availability of $130.0 million and a maturity date of December 19, 2017. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. There were no borrowings outstanding as of December 31, 2016 or December 31, 2015. The average borrowings during the year ended December 31, 2016 were $6.8 million compared to none during the year ended December 31, 2015.
The scheduled maturities of our borrowings at December 31, 2016, were as follows (in thousands):

	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Federal funds purchased and customer repurchase agreements(1)	$109,575	$—	$—	$—	$109,575
FHLB borrowings(1)	2,000,000	—	—	—	2,000,000
Subordinated notes(1)	—	—	—	281,044	281,044
Trust preferred subordinated debentures(1)	—	—	—	113,406	113,406
Total borrowings	$2,109,575	$—	$—	$394,450	$2,504,025

(1)	Excludes interest.
(10) Long-Term Debt
From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued floating rate trust preferred securities in various private offerings totaling $113.4 million. As of December 31, 2016, the details of the trust preferred subordinated debentures are summarized below (in thousands):

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

(11) Income Taxes
We have a gross deferred tax asset of $91.5 million and $78.8 million at December 31, 2016 and 2015, respectively, which relates primarily to our allowance for loan losses, loan origination fees and stock compensation. Management believes it is more likely than not that all of the deferred tax assets will be realized. Our net deferred tax asset is included in other assets in the consolidated balance sheets.
Income tax expense/(benefit) consists of the following for the years ended (in thousands):

	Year ended December 31,
	2016	2015	2014
Current:
Federal	$86,612	$80,957	$77,855
State	2,412	2,245	2,124
Total	89,024	83,202	79,979
Deferred
Federal	(2,946)	(3,561)	(3,969)
State	—	—	—
Total	(2,946)	(3,561)	(3,969)
Total expense
Federal	83,666	77,396	73,886
State	2,412	2,245	2,124
Total	$86,078	$79,641	$76,010
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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Allowance for credit losses	$64,009	$53,368
Loan origination fees	13,536	13,435
Stock compensation	5,761	5,509
Non-accrual interest	2,537	1,198
Deferred lease expense	3,375	3,779
Other	2,322	1,491
Total deferred tax assets	91,540	78,780
Deferred tax liabilities:
Loan origination costs	(1,722)	(1,726)
Leases	(7,962)	(10,121)
MSRs	(10,973)	(151)
Depreciation	(8,797)	(8,296)
Unrealized gain on securities	(223)	(387)
Other	(2,971)	(2,317)
Total deferred tax liabilities	(32,648)	(22,998)
Net deferred tax asset	$58,892	$55,782
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
We file income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2013.
The reconciliation of income computed at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

	Year ended December 31,
	2016	2015	2014
Tax at U.S. statutory rate	35%	35%	35%
State taxes	1%	1%	1%
Non-deductible expenses	1%	1%	1%
Non-taxable income	(1)%	(1)%	(1)%
Other	—%	(1)%	—%
Total	36%	35%	36%
(12) Stock-Based Compensation and Employee Benefits
We have a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan permits our employees to defer a portion of their compensation. Matching contributions may be made in amounts and at times determined by the Company. We contributed approximately $6.8 million, $6.3 million, and $4.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Employees are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options.
During 2000, we implemented an Employee Stock Purchase Plan (“ESPP”). Employees are eligible for the plan when they meet certain requirements concerning period of credited service and minimum hours worked. Eligible employees may contribute a minimum of 1% to a maximum of 10% of eligible compensation up to the Section 423 of the Internal Revenue Code limit of $25,000. In 2006, stockholders approved the 2006 ESPP, which allocated 400,000 shares for purchase. As of December 31, 2016, 2015 and 2014, 124,572, 113,910 and 102,836 shares had been purchased on behalf of the employees under the 2006 ESPP.
We have stock-based compensation plans under which equity-based compensation grants are made by the board of directors, or its designated committee. Grants are subject to vesting requirements. Under the plans, we may grant, among other things, non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), cash-based performance units or any combination thereof. Plans include grants for employees and directors. There are 2,550,000 total shares authorized under the plans. Total shares which may be issued under the plans at December 31, 2016 were 2,270,699.
We also offer a non-qualified deferred compensation plan for our executives and key members of management in order to assist us in attracting and retaining these individuals. Participants in the plan may elect to defer up to 75% of their annual salary and/or short-term incentive payout into deferral accounts that mirror the gains or losses of investments selected by the participants. We do not currently match deferrals made pursuant to the plan. The plan allows us to make discretionary contributions on behalf of a participant. No such contributions were made in 2016 or 2015. All participant contributions to the plan and any related earnings are immediately vested and may be withdrawn upon the participant's separation from service, death or disability or upon a date specified by the participant. The deferrals are recorded to salaries and benefits as a reduction and a corresponding accrual is recorded in other liabilities.

A summary of our SAR activity and related information for 2016, 2015 and 2014 is as follows. These rights are time-vested and generally vest ratably over a period of five years.

	December 31, 2016		December 31, 2015		December 31, 2014
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs / PSARs	Weighted Average Exercise Price
SARs outstanding at beginning of year	360,544	$25.73	445,009	$24.83	537,149	$23.68
SARs granted	—	—	—	—	8,000	62.02
SARs exercised	(234,681)	22.54	(84,465)	20.97	(92,640)	20.87
SARs forfeited	—	—	—	—	(7,500)	31.16
SARs outstanding at year-end	125,863	$31.68	360,544	$25.73	445,009	$24.83
SARs vested and exercisable at year-end	94,463	$26.73	307,144	$22.49	355,509	$21.16
Weighted average remaining contractual life of SARs vested		3.62		2.36		2.89
Compensation expense	$307,000		$367,000		$530,000
Unrecognized compensation expense	$392,000		$699,000		$1,066,000
Weighted average period over which unrecognized compensation expense is expected to be recognized (in years)		1.52		2.40		3.20
Weighted average fair value of SARs granted		$—		$—		$23.02
Fair value of shares vested during the year	$337,000		$436,000		$580,345
Weighted average remaining contractual life of SARs currently outstanding (in years)		4.32		3.08		3.85
Intrinsic value of SARs exercised	$4,881,000		$8,291,000		$11,794,000

A summary of our RSU activity and related information for 2016, 2015 and 2014 is as follows. Grants of RSUs include both performance-based and time-based vesting conditions and generally vest over a three-year period.

	December 31, 2016		December 31, 2015		December 31, 2014
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at beginning of year	333,174	$48.60	295,165	$42.93	403,739	$33.72
RSUs granted	213,577	51.75	145,952	51.96	70,050	57.84
RSUs exercised	(94,296)	42.87	(95,743)	38.05	(161,249)	26.40
RSUs forfeited	(27,400)	51.18	(12,200)	43.89	(17,375)	37.70
RSUs outstanding at year-end	425,055	$51.28	333,174	$48.60	295,165	$42.93
Compensation expense	$4,771,000		$4,230,000		$4,098,000
Unrecognized compensation expense	$17,167,000		$13,038,000		$10,556,000
Weighted average period over which unrecognized compensation expense is expected to recognized (in years)		3.37		3.30		3.50
Weighted average remaining contractual life of RSUs currently outstanding		8.65		8.29		8.11
During 2016, we granted 1,472 shares of restricted stock to a new non-employee director that vest ratably over a 3 year period. Total compensation cost for the restricted stock, net of taxes, was $15,000 for the year ended December 31, 2016. No shares were granted in 2015 or 2014.
Total compensation cost for all share-based arrangements, net of taxes, was $3.3 million, $3.0 million and $3.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Cash flows from financing activities included $2.0 million, $1.5 million and $2.9 million in cash inflows from excess tax benefits related to stock-based compensation in 2016, 2015 and 2014, respectively.
We granted a total of 224,071 cash-based performance units in 2016, with a total of 459,000 outstanding at December 31, 2016. We granted a total of 146,153 and 171,808 cash-based performance units in 2015 and 2014. Of the outstanding units at December 31, 2016, 429,865 are service-based and vest ratably over a period of four years. Additionally, 29,135 units contain both service and performance based vesting requirements: 50% of the units will vest on the third anniversary of the date of grant, and the balance will vest based on attainment of certain performance metrics determined by the Human Resources Committee. Since these units have a cash payout feature, they are accounted for under the liability method and the related expense is based on the stock price at period end. Compensation cost for the units was $8.5 million, $7.7 million and $9.9 million for the years ended December 31, 2016, 2015 and 2014 respectively. At December 31, 2016, the weighted average remaining contractual life of the units was 8.16 years.
Total compensation cost for all cash-based arrangements, net of taxes, for the years ended December 31, 2016, 2015 and 2014 was $5.5 million, $5.0 million and $6.5 million, respectively.
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
At December 31, 2016 and 2015, commitments to extend credit and standby and commercial letters of credit were as follows (in thousands):

	December 31,
	2016	2015
Commitments to extend credit	$5,704,381	$5,542,363
Standby letters of credit	171,266	182,219
At December 31, 2016 and 2015, we had $11.4 million and $9.0 million, respectively, in allowance allocations for these off-balance sheet commitments recorded in other liabilities.
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
The Basel III regulatory capital framework (the "Basel III Capital Rules") adopted by U.S. federal regulatory authorities, among other things, (i) establish the capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consist of CET1 and "Additional Tier 1 Capital" instruments meeting stated requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) set forth the acceptable scope of deductions/adjustments to the specified capital measures. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions fully phased in on January 1, 2019.
Additionally, the Basel III Capital Rules require that we maintain a capital conservation buffer with respect to each of the CET1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5%. The required phase-in capital conservation buffer during 2016 was 0.625%. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of December 31, 2016, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of December 31, 2016 and 2015. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such change could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.
Because our Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

The table below summarizes our actual and required capital ratios under the Basel III Capital Rules:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2016:
CET1
Company	$1,841,219	8.97%	$1,052,205	5.125%	$1,437,159	7.00%	N/A	N/A
Bank	1,735,496	8.45%	1,051.989	5.125%	1,436.863	7.00%	1,334,244	6.50%
Total capital (to risk-weighted assets)
Company	2,561,663	12.48%	1,770.766	8.625%	2,155.715	10.50%	N/A	N/A
Bank	2,297,528	11.19%	1,770.421	8.625%	2,155.295	10.50%	2,052,683	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,101,071	10.23%	1,360.154	6.625%	1,745.103	8.50%	N/A	N/A
Bank	1,895,348	9.23%	1,359.888	6.625%	1,744.762	8.50%	1,642,147	8.00%
Tier 1 capital (to average assets)(1)
Company	2,101,071	9.34%	900,268	4.00%	900,268	4.00%	N/A	N/A
Bank	1,895,348	8.42%	900,070	4.00%	900,070	4.00%	1,125,087	5.00%
As of December 31, 2015:(2)
CET1
Company	$1,455,662	7.47%	$876,563	4.50%	N/A	N/A	N/A	N/A
Bank	1,522,729	7.82%	876,336	4.50%	N/A	N/A	1,265,819	6.50%
Total capital (to risk-weighted assets)
Company	2,152,292	11.05%	1,558,334	8.00%	N/A	N/A	N/A	N/A
Bank	2,058,359	10.57%	1,557,931	8.00%	N/A	N/A	1,947,414	10.00%
Tier 1 capital (to risk-weighted assets)
Company	1,716,170	8.81%	1,168,751	6.00%	N/A	N/A	N/A	N/A
Bank	1,683,237	8.64%	1,168,448	6.00%	N/A	N/A	1,557,931	8.00%
Tier 1 capital (to average assets)(1)
Company	1,716,170	8.92%	769,258	4.00%	N/A	N/A	N/A	N/A
Bank	1,683,237	8.75%	769,498	4.00%	N/A	N/A	961,873	5.00%

(1)
The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, it should be noted that the Federal Reserve Board and the FDIC may require the Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.

(2)	The minimum capital required ratios for December 31, 2015 do not reflect the phase-in as it was not effective until January 1, 2016.
Our mortgage finance loan volumes can increase significantly at month-end, causing a meaningful difference between ending balance and average balance for any period. At December 31, 2016, our total mortgage finance loans were $4.5 billion compared to the average for the year ended December 31, 2016 of $4.3 billion. As CET1, Tier 1 and total capital ratios are calculated using quarter-end risk-weighted assets and our mortgage finance loans are 100% risk-weighted, the quarter-end fluctuation in these balances can significantly impact our reported ratios. Due to the actual risk profile and liquidity of this asset class, we manage capital allocated to mortgage finance loans based on changing trends in average balances and do not believe that the quarter-end balance is representative of risk characteristics that would justify higher allocations. However, we monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels.
Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules further limit the amount of dividends that may be paid by our Bank. No dividends were declared or paid on our common stock during 2016, 2015 or 2014.

The required reserve balances at the Federal Reserve at December 31, 2016 and 2015 were approximately $221.9 million and $150.6 million, respectively.

(15) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share (in thousands except share data):

	Year ended December 31,
	2016	2015	2014
Numerator:
Net income	$155,119	$144,854	$136,352
Preferred stock dividends	9,750	9,750	9,750
Net income available to common stockholders	$145,369	$135,104	$126,602
Denominator:
Denominator for basic earnings per share—weighted average shares	46,239,210	45,808,440	43,236,344
Effect of employee stock-based awards(1)	128,228	211,168	311,423
Effect of warrants to purchase common stock	398,464	418,264	455,489
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	46,765,902	46,437,872	44,003,256
Basic earnings per common share	$3.14	$2.95	$2.93
Diluted earnings per common share	$3.11	$2.91	$2.88

(1)
Stock options, SARs and RSUs outstanding of 150,416, 64,700 and 51,300 in 2016, 2015 and 2014, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the average market price of the Company’s common stock.

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

Assets and liabilities measured at fair value at December 31, 2016 and 2015 are as follows (in thousands):

	Fair Value Measurements Using
December 31, 2016	Level 1	Level 2	Level 3
Available for sale securities:(1)
Residential mortgage-backed securities	$—	$15,652	$—
Municipals	—	275	—
Equity securities(2)	1,786	7,161	—
Loans held for sale(3)	—	968,929	—
Loans held for investment(4)(6)	—	—	52,323
OREO(5)(6)	—	—	18,961
Derivative assets(7)	—	37,878	—
Derivative liabilities(7)	—	26,240	—
Non-qualified deferred compensation plan liabilities(8)	1,811	—	—

December 31, 2015
Available for sale securities:(1)
Residential mortgage-backed securities	$—	$21,901	$—
Municipals	—	831	—
Equity securities(2)	—	7,260	—
Loans held for sale(3)	—	86,075	—
Loans held for investment(4)(6)	—	—	41,420
OREO(5)(6)	—	—	278
Derivative assets(7)	—	35,292	—
Derivative liabilities(7)	—	35,420	—
Non-qualified deferred compensation plan liabilities(8)	—	—	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.

(3)	Loans held for sale are measured at fair value on a recurring basis, generally monthly.

(4)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(5)	OREO is transferred from loans to OREO at fair value less selling costs.

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
Loans held for investment
During the years ended December 31, 2016 and 2015, certain impaired loans held for investment were re-evaluated and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. The $52.3 million total above includes impaired loans at December 31, 2016 with a carrying value of $74.1 million that were reduced by specific valuation allowance allocations totaling $21.8 million for a total reported fair value of $52.3 million based on collateral valuations utilizing Level 3 valuation inputs. The $41.4 million total above includes impaired loans at December 31, 2015 with a carrying value of $49.7 million that were reduced by specific valuation allowance allocations totaling $8.3 million for a total reported fair value of $41.4 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals.
OREO
Certain foreclosed assets, upon initial recognition, are recorded at fair value less estimated selling costs. At December 31, 2016 and 2015, OREO had a carrying value of $19.0 million and $278,000, respectively, with no specific valuation allowance. The fair value of OREO was computed based on third party appraisals, which are Level 3 valuation inputs.
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
A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$2,839,352	$2,839,352	$1,790,870	$1,790,870
Securities, available-for-sale	1,786	1,786	—	—
Level 2 inputs:
Securities, available-for-sale	23,088	23,088	29,992	29,992
Loans held for sale	968,929	968,929	86,075	86,075
Derivative assets	37,878	37,878	35,292	35,292
Level 3 inputs:
Loans held for investment, net	17,330,223	17,347,199	16,570,839	16,576,297
Financial liabilities:
Level 2 inputs:
Federal funds purchased	101,800	101,800	74,164	74,164
Customer repurchase agreements	7,775	7,775	68,887	68,887
Other borrowings	2,000,000	2,000,000	1,500,000	1,500,000
Subordinated notes	281,044	304,672	280,682	291,091
Derivative liabilities	26,240	26,240	35,420	35,420
Level 3 inputs:
Deposits	17,016,831	17,017,221	15,084,619	15,085,080
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
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
Federal funds purchased, customer repurchase agreements, other borrowings, subordinated notes and trust preferred subordinated debentures
The carrying value reported in the consolidated balance sheets for Federal funds purchased, customer repurchase agreements and other short-term, floating rate borrowings approximates their fair value, and these financial instruments are characterized as Level 2 liabilities in the fair value hierarchy. The fair value of any fixed rate short-term borrowings and trust preferred subordinated debentures are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar borrowings, and these financial instruments are characterized as Level 3 liabilities in the fair value hierarchy. The subordinated notes are publicly, though infrequently, traded and are valued based on market prices, and are characterized as Level 2 liabilities in the fair value hierarchy.
(17) Commitments and Contingencies
We lease various premises under operating leases with various expiration dates ranging from October 2017 through April 2027. Rent expense incurred under operating leases totaled approximately $13.9 million, $15.3 million and $13.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Minimum future lease payments under operating leases are as follows (in thousands):

Year ending December 31,	Minimum Payments
2017	$16,243
2018	16,750
2019	16,464
2020	15,623
2021	13,152
2022 and thereafter	30,375
$108,607
(18) Parent Company Only
Summarized financial information for Texas Capital Bancshares, Inc. – Parent Company Only follows (in thousands):
Balance Sheet

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$220,499	$53,061
Investment in subsidiaries	1,927,392	1,714,158
Other assets	85,560	83,670
Total assets	$2,233,451	$1,850,889
Liabilities and Stockholders’ Equity
Other liabilities	$1,284	$1,119
Subordinated notes	108,412	108,311
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	223,102	222,836
Preferred stock	150,000	150,000
Common stock	495	459
Additional paid-in capital	965,620	724,698
Retained earnings	893,827	752,186
Treasury stock	(8)	(8)
Accumulated other comprehensive income	415	718
Total stockholders’ equity	2,010,349	1,628,053
Total liabilities and stockholders’ equity	$2,233,451	$1,850,889

Statement of Earnings

	Year ended December 31,
	2016	2015	2014
Interest on loans	$3,250	$3,250	$10,850
Dividend income	10,400	10,400	5,275
Other income	90	76	28
Total income	13,740	13,726	16,153
Other non-interest income	152	8	—
Interest expense	10,525	9,867	10,038
Salaries and employee benefits	431	499	617
Legal and professional	1,429	1,640	2,237
Other non-interest expense	1,594	1,637	933
Total expense	13,979	13,643	13,825
Income (loss) before income taxes and equity in undistributed income of subsidiary	(87)	91	2,328
Income tax expense (benefit)	(33)	33	833
Income (loss) before equity in undistributed income of subsidiary	(54)	58	1,495
Equity in undistributed income of subsidiary	151,445	141,041	132,980
Net income	151,391	141,099	134,475
Preferred stock dividends	9,750	9,750	9,750
Net income available to common stockholders	$141,641	$131,349	$124,725

Statements of Cash Flows

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Operating Activities
Net income	$151,391	$141,099	$134,475
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(151,445)	(141,041)	(132,980)
Amortization	101	100	101
Increase in other assets	(10)	(2,223)	(2,221)
Excess tax benefits from stock-based compensation arrangements	(2,013)	(1,499)	(2,929)
Increase in other liabilities	165	(209)	74
Net cash used in operating activities of continuing operations	(1,811)	(3,773)	(3,480)
Investing Activities
Investments in and advances to subsidiaries	(57,000)	(110,000)	(100,000)
Net cash used in investing activities	(57,000)	(110,000)	(100,000)
Financing Activities
Proceeds from sale of stock related to stock-based awards	(2,481)	(1,239)	(2,203)
Proceeds from sale of common stock	236,467	—	256,223
Preferred dividends paid	(9,750)	(9,750)	(9,750)
Net other borrowings	—	—	(15,000)
Excess tax benefits from stock-based compensation arrangements	2,013	1,499	2,929
Net cash provided by (used in) financing activities	226,249	(9,490)	232,199
Net increase (decrease) in cash and cash equivalents	167,438	(123,263)	128,719
Cash and cash equivalents at beginning of year	53,061	176,324	47,605
Cash and cash equivalents at end of year	$220,499	$53,061	$176,324
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
During 2016 and 2015, we entered into certain interest rate derivative positions that were not designated as hedging instruments. These derivative positions relate to transactions in which we enter into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations.
During 2016 and 2015, we also entered into loan purchase commitment contracts with mortgage originators to purchase residential mortgage loans at a future date, as well as forward sales commitment contracts to sell residential mortgage loans at a future date.

The notional amounts and estimated fair values of interest rate derivative positions outstanding at December 31, 2016 and 2015 presented in the following table (in thousands):

	December 31, 2016			December 31, 2015
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging interest rate derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$1,144,367	$1,754	$25,421	$976,389	$—	$33,851
Commercial loan/lease interest rate caps	210,996	819	—	194,304	1,441	—
Customer counterparties:
Commercial loan/lease interest rate swaps	1,144,367	25,421	1,754	976,389	33,851	—
Commercial loan/lease interest rate caps	210,996	—	819	194,304	—	1,441
Economic hedging interest rate derivatives:
Loan purchase commitments	237,805	1,351	—	62,835	—	109
Forward sale commitments	1,218,000	10,287	—	143,200	—	19
Gross derivatives		39,632	27,994		35,292	35,420
Offsetting derivative assets/liabilities		(1,754)	(1,754)		—	—
Net derivatives included in the consolidated balance sheets		$37,878	$26,240		$35,292	$35,420

The weighted-average receive and pay interest rates for interest rate swaps outstanding at December 31, 2016 and 2015 were as follows:

	December 31, 2016 Weighted-Average Interest Rate		December 31, 2014 Weighted-Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	3.17%	4.58%	2.96%	4.72%
The weighted-average strike rate for outstanding interest rate caps was 2.45% at December 31, 2016 and 2.34% at December 31, 2015.
Our credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceed a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, was approximately $37.9 million at December 31, 2016 and approximately $35.3 million at December 31, 2015, which relates to Bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values. At December 31, 2016 and December 31, 2015, we had $24.8 million and $37.1 million in cash collateral pledged for these derivatives, all of which was included in interest-bearing deposits.
(21) Stockholders’ Equity
In January 2014, we completed a sale of 1.9 million shares of our common stock in a public offering. Net proceeds from the sale totaled $106.5 million. The net proceeds of the offering were available to the Company for general corporate purposes, including retirement of $15.0 million of short-term debt that was outstanding at December 31, 2013, and additional capital to support continued loan growth.
On November 12, 2014, we completed a sale of 2.5 million shares of our common stock in a public offering. Net proceeds from the sale totaled $149.6 million. The additional equity was used for general corporate purposes and additional capital to support continued loan growth.
On December 2, 2016, we completed a sale of 3.45 million shares of our common stock in a public offering. Net proceeds from the sale totaled $236.4 million. The additional equity will be used for general corporate purposes, including repayment of $20.0 million of short-term debt and as additional capital to support continued loan growth.
(22) Quarterly Financial Data (unaudited)

The tables below summarize our quarterly financial information for the years December 31, 2016 and 2015 (in thousands except per share and average share data):

	2016 Selected Quarterly Financial Data
	Fourth	Third	Second	First
Interest income	$188,671	$182,492	$172,442	$159,803
Interest expense	17,448	15,753	15,373	15,020
Net interest income	171,223	166,739	157,069	144,783
Provision for credit losses	9,000	22,000	16,000	30,000
Net interest income after provision for credit losses	162,223	144,739	141,069	114,783
Non-interest income	18,835	16,716	13,932	11,297
Non-interest expense	106,523	94,799	94,255	86,820
Income before income taxes	74,535	66,656	60,746	39,260
Income tax expense	26,149	23,931	21,866	14,132
Net income	48,386	42,725	38,880	25,128
Preferred stock dividends	2,437	2,438	2,437	2,438
Net income available to common stockholders	$45,949	$40,287	$36,443	$22,690
Basic earnings per share:	$0.97	$0.88	$0.79	$0.49
Diluted earnings per share:	$0.96	$0.87	$0.78	$0.49
Average shares
Basic	47,156,000	45,981,000	45,924,000	45,889,000
Diluted	47,760,000	46,510,000	46,438,000	46,354,000

	2015 Selected Quarterly Financial Data
	Fourth	Third	Second	First
Interest income	$154,820	$153,856	$153,374	$140,908
Interest expense	12,632	11,808	11,089	10,899
Net interest income	142,188	142,048	142,285	130,009
Provision for credit losses	14,000	13,750	14,500	11,000
Net interest income after provision for credit losses	128,188	128,298	127,785	119,009
Non-interest income	11,320	11,380	12,771	12,267
Non-interest expense	87,042	81,688	81,276	76,517
Income before income taxes	52,466	57,990	59,280	54,759
Income tax expense	17,713	20,876	21,343	19,709
Net income	34,753	37,114	37,937	35,050
Preferred stock dividends	2,437	2,438	2,437	2,438
Net income available to common stockholders	$32,316	$34,676	$35,500	$32,612
Basic earnings per share:	$0.70	$0.76	$0.78	$0.71
Diluted earnings per share:	$0.70	$0.75	$0.76	$0.70
Average shares
Basic	45,856,000	45,828,000	45,790,000	45,759,000
Diluted	46,480,000	46,471,000	46,443,000	46,368,000
(23) New Accounting Standards
ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. ASU

2014-09 was originally effective for annual and interim periods beginning after December 15, 2016; however, the FASB issued ASU 2015-14 - "Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to annual and interim periods beginning after December 15, 2017. The guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, which comprises a significant portion of our revenue stream. Adoption of ASU 2014-09 may require us to amend how we recognize certain recurring revenue streams related to trust fees, which are recorded in non-interest income; however, we do not expect adoption of ASU 2014-09 to have a material impact on our consolidated financial statements and disclosures. We plan to adopt the revenue recognition guidance in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if management deems such adjustment significant. Our implementation efforts to date include identification of revenue streams within the scope of the guidance, and we have begun review of revenue contracts.
ASU 2014-12 "Compensation - Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12") requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is intended to resolve the diverse accounting treatments of these types of awards in practice. ASU 2014-12 became effective for us on January 1, 2016 and did not have a significant impact on our consolidated financial statements.
ASU 2015-01 "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" ("ASU 2015-01") eliminates from U.S. GAAP the concept of extraordinary items, which required separate classification, presentation and disclosure in the income statement. ASU 2015-01 became effective for us on January 1, 2016 and did not have a significant impact on our consolidated financial statements.
ASU 2015-03 "Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03") requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. We adopted ASU 2015-03 effective January 1, 2016 and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in $5.3 million of unamortized debt issuance costs related to our subordinated notes being reclassified from other assets to subordinated notes within the consolidated balance sheets as of December 31, 2015, respectively. Other than this reclassification, the adoption of ASU 2015-03 did not have a material impact on our consolidated financial statements.
ASU 2015-05 "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05") provides guidance to customers about whether a cloud computing arrangement includes a software license. If the arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 became effective for us on January 1, 2016 and did not have a significant impact on our consolidated financial statements.
ASU 2015-15 "Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting ("ASU 2015-15") adds SEC paragraphs confirming that, given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 was effective when issued and did not have a significant impact on our consolidated financial statements.
ASU 2016-02 "Leases (Topic 842)" ("ASU 2016-02") requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. We have not yet selected a transition method as we are in the process of determining the effect of the standard on our consolidated financial statements and disclosures.
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

ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13") requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently evaluating the impact adoption of ASU 2016-13 will have on our consolidated financial statements and disclosures.
ASU 2016-15 "Statement of Cash Flows (Topic 230)" ("ASU 2016-15") is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. We are currently evaluating the impact adoption of ASU 2016-15 will have on our consolidated financial statements.

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
As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Texas Capital Bancshares, Inc.

We have audited Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Texas Capital Bancshares Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Texas Capital Bancshares Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Capital Bancshares, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 17, 2017 expressed an unqualified opinion thereon.

Dallas, Texas
February 17, 2017

ITEM 9B.	OTHER INFORMATION
None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held April 18, 2017, which proxy materials will be filed with the SEC no later than March 9, 2017.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held April 18, 2017, which proxy materials will be filed with the SEC no later than March 9, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held April 18, 2017, which proxy materials will be filed with the SEC no later than March 9, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held April 18, 2017, which proxy materials will be filed with the SEC no later than March 9, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held April 18, 2017, which proxy materials will be filed with the SEC no later than March 9, 2017.

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

10.2
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

10.3
Restricted Stock Unit Award Agreement under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan between George Jones and the Company (2017 vesting), which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 3, 2014+

10.4
Restricted Stock Unit Award Agreement under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan between George Jones and the Company (2018 vesting), which is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated January 3, 2014+

10.5
Amended and Restated Executive Employment Agreement between C. Keith Cargill and Texas Capital Bancshares, Inc. dated December 18, 2014, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2014+

10.6
Form of Amended and Restated Executive Employment Agreement for executive officers of Texas Capital Bancshares, Inc., which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 18, 2014+

10.7	Form of Indemnity Agreement for directors and officers of Texas Capital Bancshares, Inc., which is incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K dated February 21, 2014+
10.8	Texas Capital Bancshares, Inc. 2005 Long-Term Incentive Plan, which is incorporated by reference to our registration statement on Form S-8 dated June 3, 2005+
10.9	Texas Capital Bancshares, Inc. 2006 Employee Stock Purchase Plan, which is incorporated by reference to our registration statement on Form S-8 dated February 3, 2006+
10.10	Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan, which is incorporated by reference to our registration statement on Form S-8 dated May 19, 2010+
10.11	Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 21, 2015+
10.12
Form of Restricted Stock Unit Award Agreement under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K dated February 21, 2014+

10.13
Form of Stock Appreciation Rights Agreement under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K dated February 21, 2014+

10.14
Form of Performance Award Agreement under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K dated February 21, 2014+

10.15
Form of Restricted Stock Unit Award Agreement for directors under the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q dated July 23, 2015+

10.16
Form of Restricted Stock Unit Award Agreement for executive officers under the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q dated July 23, 2015+

10.17
Special Retention Restricted Stock Unit Award Agreement between Julie Anderson and Texas Capital Bancshares, Inc. dated May 17, 2016, which is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated July 21, 2016+

10.18
Form of Performance Award Agreement for Executive Officers under the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated October 20, 2016+

10.19	Texas Capital Bancshares, Inc. Nonqualified Deferred Compensation Plan+*

21	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

**	Furnished herewith

+	Management contract or compensatory plan arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 17, 2017	TEXAS CAPITAL BANCSHARES, INC.

		By:	/S/ C. KEITH CARGILL
C. Keith Cargill President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 17, 2017	/S/ LARRY L. HELM
Larry L. Helm Chairman of the Board and Director

Date:	February 17, 2017	/S/ PETER BARTHOLOW
Peter Bartholow Chief Financial Officer, and Director (principal financial officer)

Date:	February 17, 2017	/S/ JULIE ANDERSON
Julie Anderson Controller and Chief Accounting Officer (principal accounting officer)

Date:	February 17, 2017	/S/ JAMES H. BROWNING
James H. Browning Director

Date:	February 17, 2017	/S/ PRESTON M. GEREN III
Preston M. Geren III Director

Date:	February 17, 2017	/S/ CHARLES S. HYLE
Charles S. Hyle Director

Date:	February 17, 2017	/S/ ELYSIA H. RAGUSA
Elysia H. Ragusa Director

Date:	February 17, 2017	/S/ STEVEN P. ROSENBERG
Steven P. Rosenberg Director

Date:	February 17, 2017	/S/ ROBERT W. STALLINGS
Robert W. Stallings Director

Date:	February 17, 2017	/S/ DALE W. TREMBLAY
Dale W. Tremblay Director

Date:	February 17, 2017	/S/ IAN J. TURPIN
Ian J. Turpin Director

Date:	February 17, 2017	/S/ PATRICIA A. WATSON
Patricia A. Watson Director