Form 10-Q
period 2017-03-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2017-04-20
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

On April 19, 2017, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share 49,564,933

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended March 31, 2017

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$116,013	$113,707
Interest-bearing deposits	2,779,921	2,700,645
Federal funds sold and securities purchased under resale agreements	25,000	25,000
Securities, available-for-sale	42,203	24,874
Loans held for sale, at fair value	884,647	968,929
Loans held for investment, mortgage finance	3,371,598	4,497,338
Loans held for investment (net of unearned income)	13,298,918	13,001,011
Less: Allowance for loan losses	172,013	168,126
Loans held for investment, net	16,498,503	17,330,223
Mortgage servicing rights, net	45,526	28,536
Premises and equipment, net	20,831	19,775
Accrued interest receivable and other assets	432,835	465,933
Goodwill and intangible assets, net	19,395	19,512
Total assets	$20,864,874	$21,697,134
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$7,094,696	$7,994,201
Interest-bearing	9,510,684	9,022,630
Total deposits	16,605,380	17,016,831
Accrued interest payable	3,293	5,498
Other liabilities	169,385	161,223
Federal funds purchased and repurchase agreements	141,834	109,575
Other borrowings	1,500,000	2,000,000
Subordinated notes, net	281,134	281,044
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	18,814,432	19,687,577
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares – 10,000,000
Issued shares – 6,000,000 shares issued at March 31, 2017 and December 31, 2016	150,000	150,000
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 49,560,517 and 49,504,079 at March 31, 2017 and December 31, 2016, respectively	496	495
Additional paid-in capital	956,246	955,468
Retained earnings	943,291	903,187
Treasury stock (shares at cost: 417 at March 31, 2017 and December 31, 2016)	(8)	(8)
Accumulated other comprehensive income, net of taxes	417	415
Total stockholders’ equity	2,050,442	2,009,557
Total liabilities and stockholders’ equity	$20,864,874	$21,697,134
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME – UNAUDITED
(In thousands except per share data)

	Three months ended March 31,
	2017	2016
Interest income
Interest and fees on loans	$176,624	$155,885
Securities	225	261
Federal funds sold and securities purchased under resale agreements	530	372
Deposits in other banks	6,567	3,285
Total interest income	183,946	159,803
Interest expense
Deposits	13,293	8,822
Federal funds purchased	252	126
Repurchase agreements	1	3
Other borrowings	2,020	1,162
Subordinated notes	4,191	4,191
Trust preferred subordinated debentures	830	716
Total interest expense	20,587	15,020
Net interest income	163,359	144,783
Provision for credit losses	9,000	30,000
Net interest income after provision for credit losses	154,359	114,783
Non-interest income
Service charges on deposit accounts	3,045	2,110
Wealth management and trust fee income	1,357	813
Bank owned life insurance (BOLI) income	466	536
Brokered loan fees	5,678	4,645
Servicing income	2,201	(55)
Swap fees	1,803	307
Other	2,560	2,941
Total non-interest income	17,110	11,297
Non-interest expense
Salaries and employee benefits	63,003	51,372
Net occupancy expense	6,111	5,812
Marketing	4,950	3,908
Legal and professional	7,453	5,324
Communications and technology	6,506	6,217
FDIC insurance assessment	5,994	5,469
Servicing related expenses	1,750	73
Other	10,327	8,645
Total non-interest expense	106,094	86,820
Income before income taxes	65,375	39,260
Income tax expense	22,833	14,132
Net income	42,542	25,128
Preferred stock dividends	2,438	2,438
Net income available to common stockholders	$40,104	$22,690
Other comprehensive income (loss)
Change in net unrealized gain on available-for-sale securities arising during period, before-tax	$3	$(38)
Income tax expense/(benefit) related to net unrealized gain on available-for-sale securities	1	(14)
Other comprehensive income/(loss), net of tax	2	(24)
Comprehensive income	$42,544	$25,104

Basic earnings per common share	$0.81	$0.49
Diluted earnings per common share	$0.80	$0.49
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands except share data)

	Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
Balance at December 31, 2015 (audited)	6,000,000	$150,000	45,874,224	$459	$714,546	$757,818	(417)	$(8)	$718	$1,623,533
Comprehensive income:
Net income	—	—	—	—	—	25,128	—	—	—	25,128
Change in unrealized gain on available-for-sale securities, net of taxes of $14	—	—	—	—	—	—	—	—	(24)	(24)
Total comprehensive income										25,104
Tax benefit related to exercise of stock-based awards	—	—	—	—	40	—	—	—	—	40
Stock-based compensation expense recognized in earnings	—	—	—	—	1,132	—	—	—	—	1,132
Preferred stock dividend	—	—	—	—	—	(2,438)	—	—	—	(2,438)
Issuance of stock related to stock-based awards	—	—	28,682	—	(283)	—	—	—	—	(283)
Balance at March 31, 2016	6,000,000	$150,000	45,902,906	$459	$715,435	$780,508	(417)	$(8)	$694	$1,647,088

Balance at December 31, 2016 (audited)	6,000,000	$150,000	49,504,079	$495	$955,468	$903,187	(417)	$(8)	$415	$2,009,557
Comprehensive income:
Net income	—	—	—	—	—	42,542	—	—	—	42,542
Change in unrealized gain on available-for-sale securities, net of taxes of $1	—	—	—	—	—	—	—	—	2	2
Total comprehensive income										42,544
Stock-based compensation expense recognized in earnings	—	—	—	—	1,669	—	—	—	—	1,669
Preferred stock dividend	—	—	—	—	—	(2,438)	—	—	—	(2,438)
Issuance of stock related to stock-based awards	—	—	22,843	1	(891)	—	—	—	—	(890)
Issuance of common stock related to warrants	—	—	33,595	—	—	—	—	—	—	—
Balance at March 31, 2017	6,000,000	$150,000	49,560,517	$496	$956,246	$943,291	(417)	$(8)	$417	$2,050,442
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	Three months ended March 31,
	2017	2016
Operating activities
Net income	$42,542	$25,128
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,000	30,000
Depreciation and amortization	6,216	5,092
Bank owned life insurance (BOLI) income	(466)	(536)
Stock-based compensation expense	4,559	459
Excess tax benefits from stock-based compensation arrangements	—	(109)
Purchases of loans held for sale	(1,299,542)	(364,919)
Proceeds from sales and repayments of loans held for sale	1,379,834	352,668
(Gain) loss on sale of loans held for sale and other assets	988	104
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	19,548	(48,756)
Accrued interest payable and other liabilities	(927)	6,173
Net cash provided by operating activities	161,752	5,304
Investing activities
Purchases of available-for-sale securities	(18,832)	(391)
Maturities and calls of available-for-sale securities	275	264
Principal payments received on available-for-sale securities	1,231	1,620
Originations of mortgage finance loans	(15,100,024)	(19,706,715)
Proceeds from pay-offs of mortgage finance loans	16,225,764	19,691,687
Net increase in loans held for investment, excluding mortgage finance loans	(303,595)	(321,571)
Purchase of premises and equipment, net	(2,597)	(859)
Proceeds from sale of foreclosed assets	128	62
Net cash provided by (used in) investing activities	802,350	(335,903)
Financing activities
Net increase (decrease) in deposits	(411,451)	1,214,228
Costs from issuance of stock related to stock-based awards and warrants	(890)	(283)
Preferred dividends paid	(2,438)	(2,438)
Net increase in other borrowings	(500,000)	104,000
Excess tax benefits from stock-based compensation arrangements	—	109
Net increase (decrease) in Federal funds purchased and repurchase agreements	32,259	(42,192)
Net cash provided by (used in) financing activities	(882,520)	1,273,424
Net increase in cash and cash equivalents	81,582	942,825
Cash and cash equivalents at beginning of period	2,839,352	1,790,870
Cash and cash equivalents at end of period	$2,920,934	$2,733,695
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$22,792	$17,237
Cash paid during the period for income taxes	482	333
Transfers from loans/leases to OREO and other repossessed assets	—	17,398
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
Basis of Presentation
Our accounting and reporting policies conform to accounting principles generally accepted in the United States (“GAAP”) and to generally accepted practices within the banking industry. Certain prior period balances have been reclassified to conform to the current period presentation. In that regard, ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," ("ASU 2016-09") became effective for us on January 1, 2017. ASU 2016-09 requires that excess tax benefits and deficiencies be recognized as a component of income taxes within the income statement. Additionally, ASU 2016-09 requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at award settlement were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. We have elected to apply that change in cash flow presentation on a prospective basis. ASU 2016-09 also requires that companies make an accounting policy election regarding forfeitures, to either estimate the number of awards that are expected to vest or account for them when they occur. We have elected to recognize forfeitures as they occur. The impact of this change and that of the remaining provisions of ASU 2016-09 did not have a significant impact on our financial statements.
The consolidated interim financial statements have been prepared without audit. Certain information and footnote disclosures presented in accordance with GAAP have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make the interim financial information not misleading. The consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the SEC on February 17, 2017 (the “2016 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses, the fair value of stock-based compensation awards, the fair values of financial instruments and the status of contingencies are particularly susceptible to significant change.

(2) EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended March 31,
	2017	2016
Numerator:
Net income	$42,542	$25,128
Preferred stock dividends	2,438	2,438
Net income available to common stockholders	$40,104	22,690
Denominator:
Denominator for basic earnings per share— weighted average shares	49,535,959	45,888,735
Effect of employee stock-based awards(1)	260,947	117,372
Effect of warrants to purchase common stock	437,324	348,271
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	50,234,230	46,354,378
Basic earnings per common share	$0.81	$0.49
Diluted earnings per common share	$0.80	$0.49

(1)
SARs and RSUs outstanding of 3,000 at March 31, 2017 and 308,972 at March 31, 2016 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

(3) SECURITIES
The following is a summary of available-for-sale securities (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasuries	$16,688	$—	$(5)	$16,683
Residential mortgage-backed securities	13,449	927	—	14,376
Equity securities(1)	11,424	101	(381)	11,144
	$41,561	$1,028	$(386)	$42,203

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Residential mortgage-backed securities	$14,680	$972	$—	$15,652
Municipals	275	—	—	275
Equity securities(1)	9,280	27	(360)	8,947
	$24,235	$999	$(360)	$24,874

(1)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.
The amortized cost and estimated fair value of available-for-sale securities are presented below by contractual maturity (in thousands, except percentage data):

	March 31, 2017
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
U.S. Treasuries:
Amortized cost	$16,688	$—	$—	$—	$16,688
Estimated fair value	16,683	—	—	—	16,683
Weighted average yield(3)	0.53%	—%	—%	—%	0.53%
Residential mortgage-backed securities:(1)
Amortized cost	47	1,522	2,925	8,955	13,449
Estimated fair value	47	1,572	3,253	9,504	14,376
Weighted average yield(3)	5.25%	4.69%	5.55%	2.85%	3.65%
Equity securities:(4)
Amortized cost	11,424	—	—	—	11,424
Estimated fair value	11,144	—	—	—	11,144
Total available-for-sale securities:
Amortized cost					$41,561
Estimated fair value					$42,203

	December 31, 2016
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$9	$2,047	$3,147	$9,477	$14,680
Estimated fair value	9	2,104	3,495	10,044	15,652
Weighted average yield(3)	5.50%	4.70%	5.55%	2.84%	3.68%
Municipals:(2)
Amortized cost	275	—	—	—	275
Estimated fair value	275	—	—	—	275
Weighted average yield(3)	5.61%	—%	—%	—%	5.61%
Equity securities:(4)
Amortized cost	9,280	—	—	—	9,280
Estimated fair value	8,947	—	—	—	8,947
Total available-for-sale securities:
Amortized cost					$24,235
Estimated fair value					$24,874

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

(4)	These equity securities do not have a stated maturity.
At March 31, 2017, securities with carrying values of $3.6 million and $9.4 million were pledged to secure certain deposits and repurchase agreements, respectively.
The following table discloses, as of March 31, 2017 and December 31, 2016, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

March 31, 2017	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries	$16,683	$(5)	$—	$—	$16,683	$(5)
Equity securities	1,015	(6)	6,125	(375)	7,140	(381)
	$17,698	$(11)	$6,125	$(375)	$23,823	$(386)

December 31, 2016	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$1,015	$(6)	$6,146	$(354)	$7,161	$(360)
At March 31, 2017, we owned five securities in an unrealized loss position, three of which are U.S. Treasury securities which are subject to interest rate volatility. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases. The remaining two are publicly traded equity funds and are subject to market pricing volatility. We do not believe these unrealized losses are “other-than-temporary”. We have evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and based on that evaluation have the ability and intent to hold the investments until recovery of fair value.

(4) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR LOAN LOSSES
At March 31, 2017 and December 31, 2016, loans held for investment were as follows (in thousands):

	March 31, 2017	December 31, 2016
Commercial	$7,480,485	$7,291,545
Mortgage finance	3,371,598	4,497,338
Construction	2,108,611	2,098,706
Real estate	3,563,136	3,462,203
Consumer	36,259	34,587
Leases	186,113	185,529
Gross loans held for investment	16,746,202	17,569,908
Deferred income (net of direct origination costs)	(75,686)	(71,559)
Allowance for loan losses	(172,013)	(168,126)
Total loans held for investment	$16,498,503	$17,330,223
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
Mortgage Finance Loans. Our mortgage finance loans consist of ownership interests purchased in single-family residential mortgages funded through our mortgage finance group. These loans are typically held on our balance sheet for 10 to 20 days. We have agreements with mortgage lenders and purchase interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans. Balances as of March 31, 2017 and December 31, 2016 are stated net of $230.5 million and $839.0 million participations sold, respectively.
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

At March 31, 2017 and December 31, 2016, we had a blanket floating lien on certain real estate-secured loans, mortgage finance loans and certain securities used as collateral for Federal Home Loan Bank (“FHLB”) borrowings.
Summary of Loan Loss Experience
The allowance for loan losses is comprised of specific reserves for impaired loans and an additional qualitative reserve based on our estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We consider the allowance at March 31, 2017 to be appropriate, given management's assessment of losses inherent in the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in our market areas and other factors.
The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and non-accrual status as of March 31, 2017 and December 31, 2016 (in thousands):

March 31, 2017
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$7,161,580	$3,371,598	$2,106,255	$3,528,210	$35,554	$182,869	$16,386,066
Special mention	51,723	—	2,356	12,904	370	3,161	70,514
Substandard-accruing	125,095	—	—	17,843	135	—	143,073
Non-accrual	142,087	—	—	4,179	200	83	146,549
Total loans held for investment	$7,480,485	$3,371,598	$2,108,611	$3,563,136	$36,259	$186,113	$16,746,202

December 31, 2016
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$6,941,310	$4,497,338	$2,074,859	$3,430,346	$34,249	$181,914	$17,160,016
Special mention	69,447	—	10,901	21,932	—	3,532	105,812
Substandard-accruing	115,848	—	12,787	7,516	138	—	136,289
Non-accrual	164,940	—	159	2,409	200	83	167,791
Total loans held for investment	$7,291,545	$4,497,338	$2,098,706	$3,462,203	$34,587	$185,529	$17,569,908

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2017
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Additional Qualitative Reserve	Total
Beginning balance	$128,768	$—	$13,144	$19,149	$241	$1,124	$5,700	$168,126
Provision for loan losses	8,147	—	(124)	3,270	(31)	325	(2,012)	9,575
Charge-offs	9,233	—	—	—	—	—	—	9,233
Recoveries	3,381	—	101	50	5	8	—	3,545
Net charge-offs (recoveries)	5,852	—	(101)	(50)	(5)	(8)	—	5,688
Ending balance	$131,063	$—	$13,121	$22,469	$215	$1,457	$3,688	$172,013
Period end amount allocated to:
Loans individually evaluated for impairment	$34,595	$—	$—	$195	$30	$13	$—	$34,833
Loans collectively evaluated for impairment	96,468	—	13,121	22,274	185	1,444	3,688	137,180
Ending balance	$131,063	$—	$13,121	$22,469	$215	$1,457	$3,688	$172,013

March 31, 2016
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Additional Qualitative Reserve	Total
Beginning balance	$112,446	$—	$6,836	$13,381	$338	$3,931	$4,179	$141,111
Provision for loan losses	26,581	—	1,050	1,134	(15)	(2,435)	2,480	28,795
Charge-offs	8,496	—	—	—	—	—	—	8,496
Recoveries	1,040	—	—	8	7	45	—	1,100
Net charge-offs (recoveries)	7,456	—	—	(8)	(7)	(45)	—	7,396
Ending balance	$131,571	$—	$7,886	$14,523	$330	$1,541	$6,659	$162,510
Period end amount allocated to:
Loans individually evaluated for impairment	$31,415	$—	$—	$1,183	$—	$51	$—	$32,649
Loans collectively evaluated for impairment	100,156	—	7,886	13,340	330	1,490	6,659	129,861
Ending balance	$131,571	$—	$7,886	$14,523	$330	$1,541	$6,659	$162,510
The table below presents the activity in the portion of the allowance for credit losses related to losses on unfunded commitments for the three months ended March 31, 2017 and 2016 (in thousands). This liability is recorded in other liabilities in the consolidated balance sheet.

	Three months ended March 31,
	2017	2016
Beginning balance	$11,422	$9,011
Provision for off-balance sheet credit losses	(575)	1,205
Ending balance	$10,847	$10,216

We have traditionally maintained an additional qualitative reserve component to compensate for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We believe the level of additional qualitative reserve at March 31, 2017 is warranted due to the continued uncertain economic environment which has produced losses, including those resulting from borrowers' misstatement of financial information or inaccurate certification of collateral values. Such losses are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses; however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy and continued volatility in the energy sector.
Our recorded investment in loans as of March 31, 2017, December 31, 2016 and March 31, 2016 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows (in thousands):

March 31, 2017
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$143,632	$—	$—	$5,512	$200	$83	$149,427
Loans collectively evaluated for impairment	7,336,853	3,371,598	2,108,611	3,557,624	36,059	186,030	16,596,775
Total	$7,480,485	$3,371,598	$2,108,611	$3,563,136	$36,259	$186,113	$16,746,202

December 31, 2016
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$166,669	$—	$159	$3,751	$200	$83	$170,862
Loans collectively evaluated for impairment	7,124,876	4,497,338	2,098,547	3,458,452	34,387	185,446	17,399,046
Total	$7,291,545	$4,497,338	$2,098,706	$3,462,203	$34,587	$185,529	$17,569,908

March 31, 2016
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$167,832	$—	$—	$8,397	$—	$343	$176,572
Loans collectively evaluated for impairment	6,721,967	4,981,304	1,958,370	3,128,584	26,439	104,117	16,920,781
Total	$6,889,799	$4,981,304	$1,958,370	$3,136,981	$26,439	$104,460	$17,097,353

Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of March 31, 2017, none of our non-accrual loans were earning on a cash basis compared to $811,000 at December 31, 2016. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the original loan agreement. In accordance with ASC 310 Receivables, we have also included all restructured and formerly restructured loans in our impaired loan totals. The following tables detail our impaired loans, by portfolio class, as of March 31, 2017 and December 31, 2016 (in thousands):

March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$25,149	$30,093	$—	$24,295	$—
Energy	39,050	39,306	—	44,185	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	—	—	—	—	—
Commercial	2,618	2,618	—	2,261	—
Secured by 1-4 family	—	—	—	—	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$66,817	$72,017	$—	$70,741	$—
With an allowance recorded:
Commercial
Business loans	$26,146	$26,146	$8,378	$22,917	$—
Energy	53,287	71,555	26,217	67,592	6
Construction
Market risk	—	—	—	106	—
Real estate
Market risk	1,333	1,333	29	1,339	—
Commercial	—	—	—	—	—
Secured by 1-4 family	1,561	1,561	166	738	—
Consumer	200	200	30	200	—
Leases	83	83	13	83	—
Total impaired loans with an allowance recorded	$82,610	$100,878	$34,833	$92,975	$6
Combined:
Commercial
Business loans	$51,295	$56,239	$8,378	$47,212	$—
Energy	92,337	110,861	26,217	111,777	6
Construction
Market risk	—	—	—	106	—
Real estate
Market risk	1,333	1,333	29	1,339	—
Commercial	2,618	2,618	—	2,261	—
Secured by 1-4 family	1,561	1,561	166	738	—
Consumer	200	200	30	200	—
Leases	83	83	13	83	—
Total impaired loans	$149,427	$172,895	$34,833	$163,716	$6

December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$23,868	$27,992	$—	$12,361	$—
Energy	46,753	54,522	—	54,075	—
Construction
Market risk	—	—	—	2,778	—
Real estate
Market risk	—	—	—	—	—
Commercial	2,083	2,083	—	4,483	38
Secured by 1-4 family	—	—	—	—	—
Consumer	—	—	—	—	—
Leases	—	—	—	403	—
Total impaired loans with no allowance recorded	$72,704	$84,597	$—	$74,100	$38
With an allowance recorded:
Commercial
Business loans	$21,303	$21,303	$7,055	$22,277	$—
Energy	74,745	88,987	27,350	73,637	24
Construction
Market risk	159	159	24	53	—
Real estate
Market risk	1,342	1,342	20	3,000	—
Commercial	—	—	—	—	—
Secured by 1-4 family	326	326	113	435	—
Consumer	200	200	30	67	—
Leases	83	83	13	548	—
Total impaired loans with an allowance recorded	$98,158	$112,400	$34,605	$100,017	$24
Combined:
Commercial
Business loans	$45,171	$49,295	$7,055	$34,638	$—
Energy	121,498	143,509	27,350	127,712	24
Construction
Market risk	159	159	24	2,831	—
Real estate
Market risk	1,342	1,342	20	3,000	—
Commercial	2,083	2,083	—	4,483	38
Secured by 1-4 family	326	326	113	435	—
Consumer	200	200	30	67	—
Leases	83	83	13	951	—
Total impaired loans	$170,862	$196,997	$34,605	$174,117	$62

Average impaired loans outstanding during the three months ended March 31, 2017 and 2016 totaled $163.7 million and $181.1 million, respectively.
The table below provides an age analysis of our loans held for investment as of March 31, 2017 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing(1)	Total Past Due	Non-accrual	Current	Total
Commercial
Business loans	$30,716	$6,923	$7,359	$44,998	$49,750	$6,484,545	$6,579,293
Energy	—	—	—	—	92,337	808,855	901,192
Mortgage finance loans	—	—	—	—	—	3,371,598	3,371,598
Construction
Market risk	2,553	—	—	2,553	—	2,081,308	2,083,861
Secured by 1-4 family	—	—	—	—	—	24,750	24,750
Real estate
Market risk	112	—	1,333	1,445	—	2,652,833	2,654,278
Commercial	—	274	—	274	2,618	689,414	692,306
Secured by 1-4 family	4,225	—	107	4,332	1,561	210,659	216,552
Consumer	360	98	—	458	200	35,601	36,259
Leases	—	—	—	—	83	186,030	186,113
Total loans held for investment	$37,966	$7,295	$8,799	$54,060	$146,549	$16,545,593	$16,746,202

(1)
Loans past due 90 days and still accruing includes premium finance loans of $5.1 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of the contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, a reduction of the face amount of debt or forgiveness of either principal or accrued interest. At March 31, 2017 and December 31, 2016, we did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at March 31, 2017 and December 31, 2016, $18.5 million and $18.1 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally over no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with the modified terms in calendar years after the year of the restructure.

The following table summarizes, for the three months ended March 31, 2017 and 2016, loans that were restructured during 2017 and 2016 (in thousands):

March 31, 2017
	Number of Restructured Loans	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Energy loans	1	$1,070	$1,070
Commercial business loans	1	$599	$599
Total new restructured loans in 2017	2	$1,669	$1,669

March 31, 2016
	Number of Restructured Loans	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Energy loans	2	$14,235	$14,235
Total new restructured loans in 2016	2	$14,235	$14,235
The restructured loans generally include terms to temporarily place loans on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above loans. The restructuring of the loans did not have a significant impact on our allowance for loan losses at March 31, 2017 or 2016.
The following table provides information on how restructured loans were modified during the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
Extended maturity	$1,070	$—
Adjusted payment schedule	—	12,916
Combination of maturity extension and payment schedule adjustment	—	1,319
Other	599	—
Total	$1,669	$14,235
As of March 31, 2017 and 2016, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
(5) OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO
The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended March 31,
	2017	2016
Beginning balance	$18,961	$278
Additions	—	17,398
Sales	(128)	(91)
Valuation allowance for OREO	—	—
Direct write-downs	—	—
Ending balance	$18,833	$17,585
When foreclosure occurs, the acquired asset is recorded at fair value less selling costs, generally based on appraised value, which may result in partial charge-off of the loan. Subsequent write-downs required for declines in value are recorded through a valuation allowance or taken directly to the assets, charged to other non-interest expense. We did not record a valuation allowance during the three months ended March 31, 2017 and 2016.

(6) CERTAIN TRANSFERS OF FINANCIAL ASSETS
Through our Mortgage Correspondent Aggregation ("MCA") business, we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loan sales to independent third parties or in securitization transactions to Ginnie Mae and government sponsored entities ("GSEs") such as Fannie Mae and Freddie Mac. We have elected to carry these loans at fair value based on sales commitments and market quotes. Changes in the fair value of the loans held for sale are included in other non-interest income.
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
The table below presents the unpaid principal balance of loans held for sale and related fair values at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Unpaid principal balance	$880,156	$980,414
Fair value	884,647	968,929
Fair value over/(under) unpaid principal balance	$4,491	$(11,485)
No loans held for sale were 90 days or more past due or on non-accrual as of March 31, 2017 and December 31, 2016.
The table below presents a reconciliation of the changes in loans held for sale for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
Beginning balance	$968,929	$86,075
Loans purchased	1,299,542	364,919
Payments and loans sold	(1,399,800)	(357,018)
Change in fair value	15,976	726
Ending balance	$884,647	$94,702
We generally retain the right to service the loans sold, creating mortgage servicing rights ("MSRs") which are recorded as assets on our balance sheet. A summary of MSR activity for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	Three months ended March 31,
	2017	2016
Servicing asset:
Balance, beginning of year(1)	$28,536	$423
Capitalized servicing rights	18,094	3,903
Amortization	(1,104)	(40)
Balance, end of period	$45,526	$4,286
Valuation allowance:
Balance, beginning of year	$—	$—
Increase in valuation allowance	—	33
Balance, end of period	$—	$33
Servicing asset, net(1)	$45,526	$4,253
Fair value	$48,013	$4,253

(1)	MSRs are reported on the consolidated balance sheets at lower of cost or market.

At March 31, 2017 and December 31, 2016, our servicing portfolio of residential mortgage loans sold included 13,955 and 8,618 loans, respectively, with an outstanding principal balance of $3.5 billion and $2.2 billion, respectively. In connection with the servicing of these loans, we maintain escrow funds for taxes and insurance in the name of investors, as well as collections in transit to investors. These escrow funds are segregated and held in separate non-interest-bearing accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $31.4 million at March 31, 2017 and $21.0 million at December 31, 2016.
The estimated fair value of the MSR assets is obtained from an independent third party on a quarterly basis. MSRs do not trade in an active, open market with readily observable prices; as such, the fair value of MSRs is determined using a discounted cash flow model to calculate the present value of the estimated future net servicing income. The assumptions utilized in the discounted cash flow model are based on market data for comparable collateral, where available. Each quarter, management and the independent third party discuss the key assumptions used in the discounted cash flow model and make adjustments as necessary to estimate the fair value of the MSRs. As of March 31, 2017 and December 31, 2016, management used the following assumptions to determine the fair value of MSRs:

	March 31, 2017	December 31, 2016
Average discount rates	9.91%	9.96%
Expected prepayment speeds	8.10%	7.91%
Weighted average life, in years	7.9	8.0
A sensitivity analysis of changes in the fair value of our MSR portfolio resulting from certain key assumptions is presented in the following table (in thousands):

	March 31, 2017	December 31, 2016
50 bp adverse change in prepayment speed	$(4,471)	$(2,833)
100 bp adverse change in prepayment speed	(10,835)	(6,812)
These sensitivities are hypothetical and should be evaluated with care. The effect on fair value of a 10% variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects. Also, a positive change in the above assumptions would not necessarily correlate with the corresponding decrease in the net carrying amount of the excess spread financing.
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
Our repurchase, indemnification and make whole obligations vary based upon the terms of the applicable agreements, the nature of the asserted breach and the status of the mortgage loan at the time a claim is made. We establish reserves for estimated losses of this nature inherent in the origination of mortgage loans by estimating the losses inherent in the population of all loans sold based on trends in claims and actual loss severities experienced. The reserve includes accruals for probable contingent losses in addition to those identified in the pipeline of claims received. The estimation process is designed to include amounts based on any actual losses experienced from actual repurchase activity.
Because the MCA business commenced in late 2015, we have limited historical data to support the establishment of a reserve. The baseline for the repurchase reserve uses historical loss factors obtained from industry data that are applied to loan pools originated and sold during the three months ended March 31, 2017 and 2016. The historical industry data loss factors and experienced losses are accumulated for each sale vintage (year loan was sold) and applied to more recent sale vintages to estimate inherent losses not yet realized. Our estimated exposure related to these loans was $971,000 at March 31, 2017 and $178,000 at March 31, 2016 and is recorded in other liabilities in the consolidated balance sheets. We had no losses due to repurchase, indemnification or make-whole obligations during the three months ended March 31, 2017 and 2016.

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
The table below summarizes our off-balance sheet financial instruments whose contract amounts represented credit risk (in thousands):

	March 31, 2017	December 31, 2016
Commitments to extend credit	$5,829,713	$5,704,381
Standby letters of credit	171,451	171,266
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
Additionally, the Basel III Capital Rules require that we maintain a capital conservation buffer with respect to each of the CET1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased in on January 1, 2019 at 2.5%. The required phase-in capital conservation buffer during 2017 is 1.25% and was 0.625% during 2016. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.
Quantitative measures established by these regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of March 31, 2017, that the Company and the Bank met all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based capital, Tier 1 risk-based capital, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of March 31, 2017, and December 31, 2016. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material adverse effect on our financial condition and results of operations.
Because our Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.
The table below summarizes our actual and required capital ratios under the Basel III Capital Rules:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of March 31, 2017:
CET1
Company	$1,881,329	9.61%	$1,125,456	5.75%	$1,370,121	7.00%	N/A	N/A
Bank	1,778,152	9.09%	1,125,405	5.75%	1,370,058	7.00%	1,272,197	6.50%
Total capital (to risk-weighted assets)
Company	2,603,536	13.30%	1,810,516	9.25%	2,055,181	10.50%	N/A	N/A
Bank	2,341,922	11.97%	1,810,434	9.25%	2,055,088	10.50%	1,957,226	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,139,542	10.93%	1,419,053	7.25%	1,663,718	8.50%	N/A	N/A
Bank	1,936,365	9.89%	1,418,989	7.25%	1,663,642	8.50%	1,565,781	8.00%
Tier 1 capital (to average assets)(1)
Company	2,139,542	10.27%	833,706	4.00%	833,706	4.00%	N/A	N/A
Bank	1,936,365	9.29%	833,510	4.00%	833,510	4.00%	1,041,888	5.00%
As of December 31, 2016:
CET1
Company	$1,841,219	8.97%	$1,052,205	5.125%	$1,437,159	7.00%	N/A	N/A
Bank	1,735,496	8.45%	1,051,989	5.125%	1,436,863	7.00%	1,334,244	6.50%
Total capital (to risk-weighted assets)
Company	2,561,663	12.48%	1,770,766	8.625%	2,155,715	10.50%	N/A	N/A
Bank	2,297,528	11.19%	1,770,421	8.625%	2,155,295	10.50%	2,052,683	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,101,071	10.23%	1,360,154	6.625%	1,745,103	8.50%	N/A	N/A
Bank	1,895,348	9.23%	1,359,888	6.625%	1,744,762	8.50%	1,642,147	8.00%
Tier 1 capital (to average assets)(1)
Company	2,101,071	9.34%	900,268	4.00%	900,268	4.00%	N/A	N/A
Bank	1,895,348	8.42%	900,070	4.00%	900,070	4.00%	1,125,087	5.00%

(1)
The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, it should be noted that the Federal Reserve Board and the FDIC may require the Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.

Our mortgage finance loan volumes can increase significantly at month-end, causing a meaningful difference between ending balance and average balance for any period. At March 31, 2017, our total mortgage finance loans were $3.4 billion compared to the average for the quarter ended March 31, 2017 of $2.8 billion. As CET1, Tier 1 and total capital ratios are calculated using quarter-end risk-weighted assets and our mortgage finance loans are 100% risk-weighted, the quarter-end fluctuation in these balances can significantly impact our reported ratios. We manage capital allocated to mortgage finance loans based on changing trends in average balances, as well as the inherent risk associated with the assets which implies a risk weight that is significantly different than the regulatory risk weight, and do not believe that the quarter-end balance is representative of risk characteristics that would justify higher capital allocations. However, we continue to monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels.
Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules further limit the amount of dividends that may be paid by our Bank. No dividends were declared or paid on common stock during the three months ended March 31, 2017 or 2016.
(9) STOCK-BASED COMPENSATION
We have long-term incentive plans under which stock-based compensation awards are granted to employees and directors by the board of directors, or its designated committee. Grants are subject to vesting requirements and may include, among other things, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock units ("RSUs"), restricted stock and performance units, or any combination thereof. There are 2,550,000 total shares authorized under the plans.
Stock-based compensation expense presented below consists of awards granted from 2011 through March 31, 2017.

	Three months ended March 31,
(in thousands)	2017	2016
Stock-settled awards:
SARs	$72	$82
RSUs	1,593	1,048
Restricted stock	4	2
Cash-settled performance units	2,890	(673)
Total	$4,559	$459

(in thousands)	March 31, 2017
Unrecognized compensation expense related to unvested stock-settled awards	$20,117
Weighted average period over which expense is expected to be recognized, in years	3.2

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

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include U.S. Treasuries, U.S. government and agency mortgage-backed debt securities, municipal bonds, and Community Reinvestment Act funds. This category also includes loans held for sale and derivative assets and liabilities where values are obtained from independent pricing services.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation. This category includes impaired loans and OREO where collateral values have been based on third party appraisals; comparative sales data typically used in appraisals may be unavailable or more subjective with respect to some asset classes due to lack of market activity.

Assets and liabilities measured at fair value at March 31, 2017 and December 31, 2016 are as follows (in thousands):

	Fair Value Measurements Using
March 31, 2017	Level 1	Level 2	Level 3
Available-for-sale securities:(1)
U.S. Treasuries	$—	$16,683	$—
Residential mortgage-backed securities	—	14,376	—
Equity securities(2)	4,004	7,140	—
Loans held for sale (3)	—	884,647	—
Loans held for investment(4) (6)	—	—	50,780
OREO(5) (6)	—	—	18,833
Derivative assets(7)	—	24,245	—
Derivative liabilities(7)	—	27,697	—
Non-qualified deferred compensation plan liabilities (8)	4,040	—	—

December 31, 2016
Available-for-sale securities:(1)
Residential mortgage-backed securities	$—	$15,652	$—
Municipals	—	275	—
Equity securities(2)	1,786	7,161	—
Loans held for sale(3)	—	968,929	—
Loans held for investment(4) (6)	—	—	52,323
OREO(5) (6)	—	—	18,961
Derivative assets(7)	—	37,878	—
Derivative liabilities(7)	—	26,240	—
Non-qualified deferred compensation plan liabilities (8)	1,811	—	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.

(3)	Loans held for sale are measured at fair value on a recurring basis, generally monthly.

(4)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(5)	OREO is transferred from loans to OREO at fair value less selling costs.

(6)	Loans held for investment and OREO are measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.

(7)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.

(8)
Non-qualified deferred compensation plan liabilities represent the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets, and are measured at fair value on a recurring basis, generally monthly.

Level 3 Valuations
Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial instruments include those for which the determination of fair value requires significant management judgment or estimation. Currently, we measure the fair value for certain loans and OREO on a nonrecurring basis as described below.
Loans held for investment
At March 31, 2017 and December 31, 2016, certain impaired loans held for investment were reported at fair value through a specific allocation of the allowance for loan losses based upon the fair value of the underlying collateral. The $50.8 million fair value of loans held for investment at March 31, 2017 reported above includes impaired loans held for investment with a carrying value of $70.1 million that were reduced by specific allowance allocations totaling $19.3 million based on collateral valuations utilizing Level 3 valuation inputs. The $52.3 million fair value of loans held for investment at December 31, 2016 reported fair value above includes impaired loans with a carrying value of $74.1 million that were reduced by specific valuation allowance allocations totaling $21.8 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals.
OREO
Certain foreclosed assets, upon initial recognition, are recorded at fair value less estimated selling costs. At March 31, 2017 and December 31, 2016, OREO had a carrying value of $18.8 million and $19.0 million, respectively, with no specific valuation allowance. The fair value of OREO was computed based on third party appraisals, which are Level 3 valuation inputs.
Fair Value of Financial Instruments
GAAP requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practical to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. This disclosure does not and is not intended to represent the fair value of the Company.

A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$2,920,934	$2,920,934	$2,839,352	$2,839,352
Securities, available-for-sale	4,004	4,004	1,786	1,786
Level 2 inputs:
Securities, available-for-sale	38,199	38,199	23,088	23,088
Loans held for sale	884,647	884,647	968,929	968,929
Derivative assets	24,245	24,245	37,878	37,878
Level 3 inputs:
Loans held for investment, net	16,498,503	16,507,087	17,330,223	17,347,199
Financial liabilities:
Level 2 inputs:
Federal funds purchased	134,539	134,539	101,800	101,800
Customer repurchase agreements	7,295	7,295	7,775	7,775
Other borrowings	1,500,000	1,500,000	2,000,000	2,000,000
Subordinated notes	281,134	330,552	281,044	304,672
Derivative liabilities	27,697	27,697	26,240	26,240
Level 3 inputs:
Deposits	16,605,380	16,604,650	17,016,831	17,017,221
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
Cash and cash equivalents
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair value, and these financial instruments are characterized as Level 1 assets in the fair value hierarchy.
Securities available-for-sale
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
Loans held for sale
Fair value for loans held for sale is derived from quoted market prices for similar loans, and these financial instruments are characterized as Level 2 assets in the fair value hierarchy.
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

Derivatives
The estimated fair value of the interest rate swaps and caps is obtained from independent pricing services based on quoted market prices for similar derivative contracts and these financial instruments are characterized as Level 2 assets and liabilities in the fair value hierarchy. On a quarterly basis, we independently verify the fair value using an additional independent pricing source. Any significant differences are investigated and resolved. The derivative instruments related to the loans held for sale portfolio include loan purchase commitments and forward sales commitments. Loan purchase commitments are valued based upon the fair value of the underlying mortgage loans to be purchased, which is based on observable market data for similar loans. Forward sales commitments are valued based upon the quoted market prices from brokers. As such, these loan purchase commitments and forward sales commitments are classified as Level 2 assets or liabilitites in the fair value hierarchy.
Deposits
Deposits are characterized as Level 3 liabilities in the fair value hierarchy. The carrying amounts for variable-rate money market accounts approximate their fair value.The fair values of fixed-term certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities.
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
During the three months ended March 31, 2017 and 2016, we entered into certain interest rate derivative positions that were not designated as hedging instruments. These derivative positions relate to transactions in which we enter into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations.
During the three months ended March 31, 2017 and 2016, we entered into loan purchase commitment contracts with mortgage originators to purchase residential mortgage loans at a future date, as well as forward sales commitment contracts to sell residential mortgage loans at a future date.
The notional amounts and estimated fair values of interest rate derivative positions outstanding at March 31, 2017 and December 31, 2016 are presented in the following tables (in thousands):

	March 31, 2017			December 31, 2016
	Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging interest rate derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$1,256,666	$2,398	$22,489	$1,144,367	$1,754	$25,421
Commercial loan/lease interest rate caps	231,125	639	—	210,996	819	—
Customer counterparties:
Commercial loan/lease interest rate swaps	1,256,666	22,489	2,398	1,144,367	25,421	1,754
Commercial loan/lease interest rate caps	231,125	—	639	210,996	—	819
Economic hedging interest rate derivatives:
Loan purchase commitments	222,492	1,117	—	237,805	1,351	—
Forward sales commitments	1,030,393	—	4,569	1,218,000	10,287	—
Gross derivatives		26,643	30,095		39,632	27,994
Offsetting derivative assets/liabilities		(2,398)	(2,398)		(1,754)	(1,754)
Net derivatives included in the consolidated balance sheets		$24,245	$27,697		$37,878	$26,240
The weighted average received and paid interest rates for interest rate swaps outstanding at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017 Weighted Average Interest Rate		December 31, 2016 Weighted Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	3.40%	4.61%	3.17%	4.58%
The weighted average strike rate for outstanding interest rate caps was 2.44% at March 31, 2017 and 2.45% at December 31, 2016.
Our credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceed a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, was approximately $24.2 million at March 31, 2017 and approximately $37.9 million at December 31, 2016, which primarily relates to Bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values. At March 31, 2017, we had $26.5 million in cash collateral pledged for these derivatives, of which $24.1 million was included in interest-bearing deposits and $2.4 million was included in accrued interest receivable and other assets. At December 31, 2016, we had $24.8 million in cash collateral pledged for these derivatives, all of which was included in interest-bearing deposits.
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

QUARTERLY FINANCIAL SUMMARIES – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended March 31, 2017			For the three months ended March 31, 2016
	Average Balance	Revenue/ Expense(1)	Yield/ Rate	Average Balance	Revenue/ Expense(1)	Yield/ Rate
Assets
Securities – taxable	$31,905	$224	2.84%	$28,343	$254	3.60%
Securities – non-taxable(2)	224	3	4.85%	759	11	5.70%
Federal funds sold and securities purchased under resale agreements	276,910	530	0.78%	304,425	372	0.49%
Deposits in other banks	3,312,256	6,567	0.80%	2,649,164	3,285	0.50%
Loans held for sale	1,064,322	9,535	3.63%	126,084	1,094	0.03
Loans held for investment, mortgage finance	2,757,566	23,105	3.40%	3,724,513	29,037	3.14%
Loans held for investment	12,980,544	145,018	4.53%	11,910,788	125,754	4.25%
Less reserve for loan losses	169,318	—	—	141,125	—	—
Loans held for investment, net	15,568,792	168,123	4.38%	15,494,176	154,791	4.02%
Total earning assets	20,254,409	184,982	3.70%	18,602,951	159,807	3.46%
Cash and other assets	606,762			506,025
Total assets	$20,861,171			$19,108,976
Liabilities and Stockholders’ Equity
Transaction deposits	$2,008,401	$2,193	0.44%	$2,004,817	$1,381	0.28%
Savings deposits	6,989,748	10,483	0.61%	6,335,425	6,714	0.43%
Time deposits	427,770	617	0.59%	509,762	727	0.57%
Total interest-bearing deposits	9,425,919	13,293	0.57%	8,850,004	8,822	0.40%
Other borrowings	1,333,685	2,273	0.69%	1,346,998	1,292	0.39%
Subordinated notes	281,076	4,191	6.05%	280,713	4,191	6.00%
Trust preferred subordinated debentures	113,406	830	2.97%	113,406	716	2.54%
Total interest-bearing liabilities	11,154,086	20,587	0.75%	10,591,121	15,021	0.57%
Demand deposits	7,547,338			6,730,586
Other liabilities	117,877			148,418
Stockholders’ equity	2,041,870			1,638,851
Total liabilities and stockholders’ equity	$20,861,171			$19,108,976
Net interest income(2)		$164,395			$144,786
Net interest margin			3.29%			3.13%
Net interest spread			2.95%			2.89%
Loan spread(3)			3.99%			3.77%

(1)	The loan averages include non-accrual loans and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
In the third quarter of 2015, we launched a correspondent lending program, MCA, to complement our warehouse lending program. Through our MCA program we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loan sales to independent third parties or in securitization transactions to Ginnie Mae GSEs such as Fannie Mae and Freddie Mac. We retain the MSRs in some cases with the expectation that they will be sold from time to time. Once purchased, these loans are classified as held for sale and are carried at fair value pursuant to our election of the fair value option. At the commitment date, we enter into a corresponding forward sale commitment with a third party, typically a GSE, to deliver the loans to the third party within a specified timeframe. The estimated gain/loss for the entire transaction (from initial purchase commitment to final delivery of loans) is recorded as an asset or liability. Fair value is derived from observable current market prices, when available, and includes the fair value of the MSRs. At March 31, 2017 and December 31, 2016, we had $884.6 million and $968.9 million in loans held for sale related to MCA.

Outstanding energy loans totaled $968.5 million, or approximately 5% of total loans, at March 31, 2017. Unfunded energy loan commitments decreased by $75.1 million to $455.7 million (47% of outstanding energy loans) at March 31, 2017 compared to $530.8 million at December 31, 2016. We experienced improvement in our energy portfolio in the first three months of 2017, recording $7.1 million in net charge-offs during the three months ended March 31, 2017 compared to $7.4 million for the same period in 2016. Energy non-accruals decreased to $100.9 million at March 31, 2017 compared to $121.5 million at December 31, 2016 and $141.3 at March 31, 2016. We continue to proactively manage our energy portfolio and overall credit quality, and we believe we are appropriately reserved against further energy-related losses.
The following discussion and analysis presents the significant factors affecting our financial condition as of March 31, 2017 and December 31, 2016 and results of operations for the three months in the periods ended March 31, 2017 and 2016. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing in Part I, Item 1 of this report.
Results of Operations
Summary of Performance
We reported net income of $42.5 million and net income available to common stockholders of $40.1 million, or $0.80 per diluted common share, for the first quarter of 2017 compared to net income of $25.1 million and net income available to common stockholders of $22.7 million, or $0.49 per diluted common share, for the first quarter of 2016. Return on average common equity (“ROE”) was 8.60% and return on average assets ("ROA") was 0.83% for the first quarter of 2017, compared to 6.13% and 0.53%, respectively, for the first quarter of 2016. The increase in ROE resulted from an increase in net revenue and lower provision for loan losses for the first quarter of 2017, offset by an increase in equity related to the fourth quarter 2016 common stock offering. ROA remains low as a result of higher liquidity assets. Average liquidity assets for the first quarter of 2017 totaled $3.6 billion, including $3.3 billion in deposits at the Federal Reserve Bank of Dallas, which had an average yield of 80 basis points, compared to $2.6 billion for the first quarter of 2016, which had an average yield of 50 basis points.
Net income increased $17.4 million, or 69%, for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was primarily the result of an $18.6 million increase in net interest income, a $21.0 million decrease in the provision for credit losses and a $5.8 million increase in non-interest income, offset by a $19.3 million increase in non-interest expense and an $8.7 million increase in income tax expense.
Details of the changes in the various components of net income are discussed below.

Net Interest Income
Net interest income was $163.4 million for the first quarter of 2017, compared to $144.8 million for the first quarter of 2016. The increase was due to an increase in average earning assets of $1.7 billion as compared to the first quarter of 2016. The increase in average earning assets included a $938.2 million increase in average loans held for sale, a $635.6 million increase in average liquidity assets, a $74.6 million increase in average net loans held for investment and a $3.0 million increase in average securities. For the quarter ended March 31, 2017, average net loans held for investment, liquidity assets and loans held for sale represented approximately 77%, 18% and 5%, respectively, of average earning assets compared to approximately 83%, 16% and less than 1% for the same quarter of 2016.
Average interest-bearing liabilities for the quarter ended March 31, 2017 increased $563.0 million from the first quarter of 2016, which included a $575.9 million increase in average interest-bearing deposits offset by a $13.3 million decrease in other borrowings. Average demand deposits increased from $6.7 billion at March 31, 2016 to $7.5 billion at March 31, 2017. The average cost of total deposits and borrowed funds increased to 0.34% for the first quarter of 2017 compared to 0.24% for the same period of 2016. The cost of interest-bearing liabilities increased from 0.57% for the quarter ended March 31, 2016 to 0.75% for the same period of 2017.

The following table (in thousands) presents changes in taxable-equivalent net interest income between the three month periods ended March 31, 2017 and March 31, 2016 and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and changes due to differences in the average interest rate on those assets and liabilities.

	Three months ended March 31, 2017/2016
	Net	Change Due To(1)
	Change	Volume	Yield/Rate
Interest income:
Securities(2)	$(38)	$26	$(64)
Loans held for sale	8,441	8,074	367
Loans held for investment, mortgage finance loans	(5,932)	(7,766)	1,834
Loans held for investment	19,264	10,705	8,559
Federal funds sold	158	(32)	190
Deposits in other banks	3,282	822	2,460
Total	25,175	11,829	13,346
Interest expense:
Transaction deposits	812	2	810
Savings deposits	3,769	689	3,080
Time deposits	(110)	(135)	25
Borrowed funds	981	(13)	994
Long-term debt	114	—	114
Total	5,566	543	5,023
Net interest income	$19,609	$11,286	$8,323

(1)	Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

(2)	Taxable equivalent rates are used where applicable and assume a 35% tax rate.
Net interest margin, which is defined as the ratio of net interest income to average earning assets, was 3.29% for the first quarter of 2017 compared to 3.13% for the first quarter of 2016. The year-over-year increase was primarily due to the increase in interest rates and the higher yielding loan portfolio components, including loans held for investment, excluding mortgage finance, and loans held for sale. Funding costs, including demand deposits and borrowed funds, increased to 0.34% for the first quarter of 2017 compared to 0.24% for the first quarter of 2016. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.36% for the first quarter of 2017 compared to 3.22% for the first quarter of 2016. The increase resulted primarily from the increase in interest rates and increased composition of higher yielding loan components of earning assets. Total funding costs, including all deposits, long-term debt and stockholders’ equity, increased to 0.40% for the first quarter of 2017 compared to 0.32% for the first quarter of 2016.
Non-interest Income
The components of non-interest income were as follows (in thousands):

	Three months ended March 31,
	2017	2016
Service charges on deposit accounts	$3,045	$2,110
Wealth management and trust fee income	1,357	813
Bank owned life insurance (BOLI) income	466	536
Brokered loan fees	5,678	4,645
Servicing related income	2,201	(55)
Swap fees	1,803	307
Other	2,560	2,941
Total non-interest income	$17,110	$11,297

Non-interest income increased $5.8 million during the three months ended March 31, 2017 compared to the same period of 2016. This increase was primarily due to a $2.2 million increase in servicing income during the three months ended March 31, 2017 compared to the same period of 2016 as a result of the increase in servicing assets primarily related to our MCA business. Swap fees increased $1.5 million during the three months ended March 31, 2017 compared to the same period of 2016. Swap fees relate to customer swap transactions and are received from the institution that is our counterparty on the transaction. These fees fluctuate from quarter to quarter based on the volume and size of transactions closed during the quarter. Brokered loan fees increased $1.0 million during the three months ended March 31, 2017 compared to the same period of 2016 as a result of an increase in MCA volumes. Service charges increased $935,000 during the three months ended March 31, 2017 compared to the same period of 2016 as a result of the increase in deposit balances and improved pricing of treasury services.
While management expects continued growth in certain components of non-interest income, the future rate of growth could be affected by increased competition from nationwide and regional financial institutions. In order to achieve growth in non-interest income, management from time to time evaluates new products, new lines of business and the expansion of existing lines of business. Any new product introduction or new market entry could place additional demands on capital and managerial resources.
Non-interest Expense
The components of non-interest expense were as follows (in thousands):

	Three months ended March 31,
	2017	2016
Salaries and employee benefits	$63,003	$51,372
Net occupancy expense	6,111	5,812
Marketing	4,950	3,908
Legal and professional	7,453	5,324
Communications and technology	6,506	6,217
FDIC insurance assessment	5,994	5,469
Allowance and other carrying costs for OREO
Servicing related expenses	1,750	73
Other(1)	10,327	8,645
Total non-interest expense	$106,094	$86,820

(1)
Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, due from bank charges and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the first quarter of 2017 increased $19.3 million, or 22%, to $106.1 million from $86.8 million in the first quarter of 2016. The increase is primarily attributable to an $11.6 million increase in salaries and employee benefits expense due to general business growth and continued build-out.
Marketing expense and legal and professional expense for the three months ended March 31, 2017 increased $1.0 million and $2.1 million, respectively, as a result of general business growth. Our legal and professional expense will continue to fluctuate from year to year and could increase in the future due to additional growth and as we respond to continued regulatory changes and execute strategic initiatives.
Servicing related expenses for the three months ended March 31, 2017 increased $1.7 million compared to the same quarter in 2016 as a result of the increase in capitalized servicing assets primarily related to our MCA business from March 31, 2016 to March 31, 2017.

Analysis of Financial Condition
Loans Held for Investment
Loans were as follows as of the dates indicated (in thousands):

	March 31, 2017	December 31, 2016
Commercial	$7,480,485	$7,291,545
Mortgage finance	3,371,598	4,497,338
Construction	2,108,611	2,098,706
Real estate	3,563,136	3,462,203
Consumer	36,259	34,587
Leases	186,113	185,529
Gross loans held for investment	16,746,202	17,569,908
Deferred income (net of direct origination costs)	(75,686)	(71,559)
Allowance for loan losses	(172,013)	(168,126)
Total loans held for investment, net	$16,498,503	$17,330,223
Total loans held for investment net of allowance for loan losses at March 31, 2017 increased $831.7 million from December 31, 2016 to $16.5 billion. Our business plan focuses primarily on lending to middle market businesses and successful professionals and entrepreneurs, and as such, commercial, real estate and construction loans have comprised a majority of our loan portfolio. Consumer loans generally have represented 1% or less of the portfolio. Mortgage finance loans relate to our mortgage warehouse lending operations in which we invest in mortgage loan ownership interests that are typically sold within 10 to 20 days. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans as well as overall market interest rates and tend to peak at the end of each month.
We originate a substantial majority of all loans held for investment (excluding mortgage finance loans). We also participate in syndicated loan relationships, both as a participant and as an agent. As of March 31, 2017, we had $2.2 billion in syndicated loans, $599.0 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of March 31, 2017, $61.7 million of our syndicated loans were on non-accrual.
Portfolio Geographic Concentration
When considering our mortgage finance loans and other national lines of business, more than 50% of our loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas. However, as of March 31, 2017, a majority of our loans held for investment, excluding our mortgage finance loans and other national lines of business, were to businesses with headquarters and operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We also make loans to these customers that are secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses.
Summary of Loan Loss Experience
The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. We recorded a provision for credit losses of $9.0 million during the first quarter of 2017 compared to $30.0 million in the first quarter of 2016 and $9.0 million in the fourth quarter of 2016. The decrease in provision recorded during the first quarter of 2017 compared to the same period in 2016 was primarily related to improvements in the composition of our pass-rated and classified loan portfolios, including energy loans.
The allowance for credit losses, which includes a liability for losses on unfunded commitments, totaled $182.9 million at March 31, 2017, $179.5 million at December 31, 2016 and $172.7 million at March 31, 2016. The combined allowance percentage decreased slightly to 1.37% at March 31, 2017 from 1.38% and 1.43% at December 31, 2016 and March 31, 2016, respectively.
The overall allowance for loan losses results from consistent application of our loan loss reserve methodology. At March 31, 2017, we believe the allowance is sufficient to cover all inherent losses in the portfolio and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the appropriateness of the allowance for loan losses change, our estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.
Activity in the allowance for loan losses is presented in the following table (in thousands, except percentage and multiple data):

	Three months ended March 31, 2017	Year ended December 31, 2016	Three months ended March 31, 2016
Allowance for loan losses:
Beginning balance	$168,126	$141,111	$141,111
Loans charged-off:
Commercial	9,233	56,558	8,496
Real estate	—	528	—
Consumer	—	47	—
Leases	—	—	—
Total charge-offs	9,233	57,133	8,496
Recoveries:
Commercial	3,381	9,364	1,040
Construction	101	34	—
Real estate	50	63	8
Consumer	5	21	7
Leases	8	77	45
Total recoveries	3,545	9,559	1,100
Net charge-offs	5,688	47,574	7,396
Provision for loan losses	9,575	74,589	28,795
Ending balance	$172,013	$168,126	$162,510
Allowance for off-balance sheet credit losses:
Beginning balance	$11,422	$9,011	$9,011
Provision for off-balance sheet credit losses	(575)	2,411	1,205
Ending balance	$10,847	$11,422	$10,216
Total allowance for credit losses	$182,860	$179,548	$172,726
Total provision for credit losses	$9,000	$77,000	$30,000
Allowance for loan losses to LHI	1.03%	0.96%	0.95%
Allowance for loan losses to LHI excluding mortgage finance loans	1.29%	1.29%	1.35%
Net charge-offs to average LHI(1)	0.15%	0.29%	0.19%
Net charge-offs to average LHI excluding mortgage finance loans(1)	0.18%	0.38%	0.25%
Total provision for credit losses to average LHI	0.23%	0.46%	0.77%
Total provision for credit losses to average LHI excluding mortgage finance loans	0.28%	0.62%	1.01%
Recoveries to total charge-offs	38.39%	16.73%	12.95%
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.18%	0.19%	0.18%
Combined allowance for credit losses to LHI	1.10%	1.03%	1.01%
Combined allowance for credit losses to LHI excluding mortgage finance loans	1.37%	1.38%	1.43%
Non-performing assets:
Non-accrual loans(2)	$146,549	$167,791	$173,156
OREO(3)	18,833	18,961	17,585
Total	$165,382	$186,752	$190,741
Restructured loans	$—	$—	$249
Loans past due 90 days and still accruing(4)	8,799	10,729	10,100
Allowance for loan losses to non-accrual loans	1.2x	1.0x	.9x

(1)	Interim period ratios are annualized.

(2)	As of March 31, 2017, December 31, 2016 and March 31, 2016, non-accrual loans included $18.5 million, $18.1 million and $37.9 million, respectively, in loans that met the criteria for restructured.

(3)	We did not have a valuation allowance recorded against the OREO balance at March 31, 2017, December 31, 2016 or March 31, 2016.

(4)	At March 31, 2017, December 31, 2016 and March 31, 2016, loans past due 90 days and still accruing include premium finance loans of $5.1 million, $6.8 million and $6.1 million, respectively.
Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type and by type of property securing the credit and OREO (in thousands):

	March 31, 2017	December 31, 2016	March 31, 2016

Non-accrual loans(1)
Commercial
Oil and gas properties	$88,448	$115,599	$140,467
Assets of the borrowers	19,352	18,592	20,819
Inventory	30,582	27,630	2,069
Other	3,705	3,119	2,742
Total commercial	142,087	164,940	166,097
Construction
Commercial buildings	—	—	—
Unimproved land	—	—	—
Other	—	159	—
Total construction	—	159	—
Real estate
Commercial property	2,618	2,083	2,825
Unimproved land and/or developed residential lots	—	—	3,544
Single family residences	1,241	—	—
Farm land	—	326	—
Other	320	—	347
Total real estate	4,179	2,409	6,716
Consumer	200	200	—
Leases	83	83	343
Total non-accrual loans	146,549	167,791	173,156
Repossessed assets:
OREO(2)	18,833	18,961	17,585
Other repossessed assets	—	—	—
Total non-performing assets	$165,382	$186,752	$190,741

(1)	As of March 31, 2017, December 31, 2016 and March 31, 2016, non-accrual loans included $18.5 million, $18.1 million and $37.9 million, respectively, in loans that met the criteria for restructured.

(2)	We did not have a valuation allowance recorded against the OREO balance at March 31, 2017, December 31, 2016 or March 31, 2016.
Total non-performing assets at March 31, 2017 decreased $25.4 million from March 31, 2016 and $21.4 million from December 31, 2016. We experienced a significant decrease in levels of non-performing assets during the three months ended March 31, 2017 compared to the same period in 2016, primarily related to improvements in our energy portfolio. Energy non-performing assets totaled $100.9 million at March 31, 2017 compared to $141.3 million at March 31, 2016 and $121.5 million at December 31, 2016. Our provision for credit losses decreased as a result of these improvements, as well as improvements in the composition of our pass-rated and classified loan portfolios. This resulted in a decrease in the reserve for loan losses as a percent of loans excluding mortgage finance loans for March 31, 2017 compared to December 31, 2016 and March 31, 2016.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At March 31, 2017, we had $17.1 million in loans of this type, compared to $19.3 million at December 31, 2016, which were not included in either non-accrual or 90 days past due categories.
Loans Held for Sale
We launched our MCA business in the third quarter of 2015. In that business, we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loan sales to independent third parties or in securitization transactions to Ginnie Mae and GSEs such as Fannie Mae and Freddie Mac. For additional information on our loans held for sale portfolio, see Note 6 - Certain Transfers of Financial Assets in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), which take into account the demonstrated marketability of assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost effectiveness. For the year ended December 31, 2016 and for the three months ended March 31, 2017 our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from Federal funds purchased and Federal Home Loan Bank ("FHLB") borrowings, which are generally used to fund mortgage finance assets.
Deposit growth and increases in borrowing capacity related to our mortgage finance loans have resulted in an increase in liquidity assets to $2.8 billion at March 31, 2017. The following table summarizes the growth in and composition of liquidity assets (in thousands):

	March 31, 2017	December 31, 2016	March 31, 2016
Federal funds sold and securities purchased under resale agreements	$25,000	$25,000	$30,000
Interest-bearing deposits	2,779,921	2,700,645	2,614,418
Total liquidity assets	$2,804,921	$2,725,645	$2,644,418

Total liquidity assets as a percent of:
Total loans held for investment, excluding mortgage finance loans	21.1%	21.0%	21.9%
Total loans held for investment	16.8%	15.6%	15.5%
Total earning assets	13.9%	12.9%	13.5%
Total deposits	16.9%	16.0%	16.2%
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

	March 31, 2017	December 31, 2016	March 31, 2016
Deposits from core customers	$14,992.0	$15,141.6	$14,768.7
Deposits from core customers as a percent of total deposits	90.3%	89.0%	90.6%
Relationship brokered deposits	$1,613.4	$1,875.2	$1,530.2
Relationship brokered deposits as a percent of total deposits	9.7%	11.0%	9.4%
Traditional brokered deposits	$—	$—	$—
Traditional brokered deposits as a percent of total deposits	—%	—%	—%
Average deposits from core customers(1)	$15,363.4	$15,494.0	$14,051.0
Average deposits from core customers as a percent of total quarterly average deposits(1)	90.5%	90.0%	90.2%
Average relationship brokered deposits(1)	$1,609.8	$1,725.9	$1,529.6
Average relationship brokered deposits as a percent of total quarterly average deposits(1)	9.5%	10.0%	9.8%
Average traditional brokered deposits(1)	$—	$—	$—
Average traditional brokered deposits as a percent of total quarterly average deposits(1)	—%	—%	—%

(1)	Annual averages presented for December 31, 2016.
We have access to sources of traditional brokered deposits that we estimate to be $3.5 billion. Based on our internal guidelines, we have chosen to limit our use of these sources to a lesser amount. Customer deposits (total deposits, including relationship brokered deposits, minus brokered CDs) at March 31, 2017 decreased by $411.1 million from December 31, 2016 and increased $306.5 million from March 31, 2016.
We have short-term borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our mortgage finance assets, due to their liquidity, short duration and interest spreads available. These borrowing sources include Federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes and advances from the FHLB and the Federal Reserve. The following table summarizes our short-term borrowings as of March 31, 2017 (in thousands):

Federal funds purchased	$134,539
Repurchase agreements	7,295
FHLB borrowings	1,500,000
Line of credit	—
Total short-term borrowings	$1,641,834
Maximum short-term borrowings outstanding at any month-end during 2016	$2,018,527
The following table summarizes our other borrowing capacities in excess of balances outstanding at March 31, 2017 (in thousands):

FHLB borrowing capacity relating to loans	$2,413,774
FHLB borrowing capacity relating to securities	446
Total FHLB borrowing capacity	$2,414,220
Unused Federal funds lines available from commercial banks	$1,128,000

The following table summarizes our long-term borrowings as of March 31, 2017 (in thousands):

Subordinated notes	$281,134
Trust preferred subordinated debentures	113,406
Total long-term borrowings	$394,540
At March 31, 2017, we had a revolving, non-amortizing line of credit with a maximum availability of $130.0 million. This line of credit matures on December 19, 2017. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. As of March 31, 2017 and December 31, 2016, there were no borrowings outstanding.
Our equity capital, including $150 million in preferred stock, averaged $1.7 billion for the three months ended March 31, 2017, as compared to $1.5 billion for the same period in 2016. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
As of March 31, 2017, our capital ratios were above the levels required to be well capitalized. We believe that our earnings, periodic capital raising transactions and the addition of loan and deposit relationships will allow us to continue to grow organically.

Commitments and Contractual Obligations
The following table presents significant fixed and determinable contractual payment obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of March 31, 2017, our significant fixed and determinable contractual obligations to third parties, excluding interest, were as follows (in thousands):

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
Deposits without a stated maturity	$16,155,747	$—	$—	$—	$16,155,747
Time deposits	427,994	21,296	343	—	449,633
Federal funds purchased and customer repurchase agreements	141,834	—	—	—	141,834
FHLB borrowings	1,500,000	—	—	—	1,500,000
Operating lease obligations(1)	16,354	40,692	20,146	27,224	104,416
Subordinated notes	—	—	—	281,134	281,134
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total contractual obligations	$18,241,929	$61,988	$20,489	$421,764	$18,746,170

(1)	Non-balance sheet item.
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
Allowance for Loan Losses
Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 310, Receivables, and ASC 450, Contingencies. The allowance for loan losses is established through a provision for credit losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the loan losses inherent in the loan portfolio. The allowance for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general allowance, the portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. See “Summary of Loan Loss Experience” above and Note 4 – Loans Held for Investment and Allowance for Loan Losses in the accompanying notes to the consolidated financial statements included elsewhere in this report for further discussion of the risk factors considered by management in establishing the allowance for loan losses.

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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of March 31, 2017, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest-rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
March 31, 2017
(In thousands)

	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Interest-bearing deposits, federal funds sold and securities purchased under resale agreements	$2,804,921	$—	—	$—	$2,804,921
Securities(1)	23,556	5,102	1,547	11,998	42,203
Total variable loans	14,923,371	47,374	—	—	14,970,745
Total fixed loans	453,921	1,234,681	606,649	364,855	2,660,106
Total loans(2)	15,377,292	1,282,055	606,649	364,855	17,630,851
Total interest sensitive assets	$18,205,769	$1,287,157	$608,196	$376,853	$20,477,975
Liabilities:
Interest-bearing customer deposits	$9,061,051	$—	$—	$—	$9,061,051
CDs & IRAs	196,736	231,258	21,296	343	449,633
Traditional brokered deposits	—	—	—	—	—
Total interest-bearing deposits	9,257,787	231,258	21,296	343	9,510,684
Repurchase agreements, Federal funds purchased, FHLB borrowings, line of credit	1,641,834	—	—	—	1,641,834
Subordinated notes	—	—	—	281,134	281,134
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	1,641,834	—	—	394,540	2,036,374
Total interest sensitive liabilities	$10,899,621	$231,258	$21,296	$394,883	$11,547,058
Gap	$7,306,148	$1,055,899	$586,900	$(18,030)	$—
Cumulative Gap	7,306,148	8,362,047	8,948,947	8,930,917	8,930,917

Demand deposits					$7,094,696
Stockholders’ equity					2,050,442
Total					$9,145,138

(1)	Securities based on fair market value.

(2)	Loans are stated at gross.
The table above sets forth the balances as of March 31, 2017 for interest-bearing assets, interest-bearing liabilities, and the total of non-interest-bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and loan and deposit account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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

The two “shock test” scenarios assume a sustained parallel 100 and 200 basis point increase in interest rates. As short-term rates have remained low through 2016 and the first three months of 2017, we do not believe that analysis of an assumed decrease in interest rates would provide meaningful results. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%, at which point we will resume evaluations of shock scenarios in which interest rates decrease.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario		Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	100 bp Increase	200 bp Increase	100 bp Increase	200 bp Increase
	March 31, 2017		March 31, 2016
Change in net interest income	$110,730	$224,489	$103,009	$212,583
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
There have been no material changes in the risk factors previously disclosed in the Company’s 2016 Form 10-K for the fiscal year ended December 31, 2016.

ITEM 6.	EXHIBITS

(a)	Exhibits
	10.1*	Form of 2017 Performance Award Agreement for Executive Officers, pursuant to the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, filed herewith.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
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

101
The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

* Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: April 20, 2017

/s/ Peter B. Bartholow
Peter B. Bartholow
Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number
10.1*	Form of 2017 Performance Award Agreement for Executive Officers, pursuant to the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
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

101
The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

* Denotes management contract or compensatory plan.