Form 10-Q
period 2017-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2017-07-20
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

On July 19, 2017, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share 49,600,286

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended June 30, 2017

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$126,977	$113,707
Interest-bearing deposits	2,117,658	2,700,645
Federal funds sold and securities purchased under resale agreements	25,000	25,000
Securities, available-for-sale	119,043	24,874
Loans held for sale ($843.2 million and $968.9 million at June 30, 2017 and December 31, 2016, respectively, at fair value )	846,017	968,929
Loans held for investment, mortgage finance	5,183,600	4,497,338
Loans held for investment (net of unearned income)	14,280,353	13,001,011
Less: Allowance for loan losses	174,225	168,126
Loans held for investment, net	19,289,728	17,330,223
Mortgage servicing rights, net	63,023	28,536
Premises and equipment, net	20,750	19,775
Accrued interest receivable and other assets	492,240	465,933
Goodwill and intangible assets, net	19,277	19,512
Total assets	$23,119,713	$21,697,134
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$8,174,830	$7,994,201
Interest-bearing	9,117,393	9,022,630
Total deposits	17,292,223	17,016,831
Accrued interest payable	6,246	5,498
Other liabilities	163,836	161,223
Federal funds purchased and repurchase agreements	462,224	109,575
Other borrowings	2,700,000	2,000,000
Subordinated notes, net	281,225	281,044
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	21,019,160	19,687,577
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares – 10,000,000
Issued shares – 6,000,000 shares issued at June 30, 2017 and December 31, 2016	150,000	150,000
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 49,595,669 and 49,504,079 at June 30, 2017 and December 31, 2016, respectively	496	495
Additional paid-in capital	957,721	955,468
Retained earnings	991,949	903,187
Treasury stock (shares at cost: 417 at June 30, 2017 and December 31, 2016)	(8)	(8)
Accumulated other comprehensive income, net of taxes	395	415
Total stockholders’ equity	2,100,553	2,009,557
Total liabilities and stockholders’ equity	$23,119,713	$21,697,134
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME – UNAUDITED
(In thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest income
Interest and fees on loans	$201,646	$168,064	$378,270	$323,949
Securities	287	246	512	507
Federal funds sold and securities purchased under resale agreements	434	382	964	754
Deposits in other banks	5,824	3,750	12,391	7,035
Total interest income	208,191	172,442	392,137	332,245
Interest expense
Deposits	16,533	8,971	29,826	17,793
Federal funds purchased	726	110	978	236
Other borrowings	2,901	1,367	4,922	2,532
Subordinated notes	4,191	4,191	8,382	8,382
Trust preferred subordinated debentures	881	734	1,711	1,450
Total interest expense	25,232	15,373	45,819	30,393
Net interest income	182,959	157,069	346,318	301,852
Provision for credit losses	13,000	16,000	22,000	46,000
Net interest income after provision for credit losses	169,959	141,069	324,318	255,852
Non-interest income
Service charges on deposit accounts	3,067	2,411	6,112	4,521
Wealth management and trust fee income	1,402	1,098	2,759	1,911
Bank owned life insurance (BOLI) income	481	536	947	1,072
Brokered loan fees	5,809	5,864	11,487	10,509
Servicing income	3,700	50	5,901	(5)
Swap fees	954	1,105	2,757	1,412
Other	3,356	2,868	5,916	5,809
Total non-interest income	18,769	13,932	35,879	25,229
Non-interest expense
Salaries and employee benefits	63,154	54,810	126,157	106,182
Net occupancy expense	6,515	5,838	12,626	11,650
Marketing	6,157	4,486	11,107	8,394
Legal and professional	7,127	6,226	14,580	11,550
Communications and technology	11,906	6,391	18,412	12,608
FDIC insurance assessment	4,603	6,043	10,597	11,512
Servicing related expenses	2,682	612	4,432	685
Other	9,670	9,849	19,997	18,494
Total non-interest expense	111,814	94,255	217,908	181,075
Income before income taxes	76,914	60,746	142,289	100,006
Income tax expense	25,819	21,866	48,652	35,998
Net income	51,095	38,880	93,637	64,008
Preferred stock dividends	2,437	2,437	4,875	4,875
Net income available to common stockholders	$48,658	$36,443	$88,762	$59,133
Other comprehensive income (loss)
Change in net unrealized gain on available-for-sale securities arising during period, before-tax	$(33)	$(22)	$(30)	$(58)
Income tax benefit related to net unrealized gain on available-for-sale securities	(11)	(8)	(10)	(20)
Other comprehensive loss, net of tax	(22)	(14)	(20)	(38)
Comprehensive income	$51,073	$38,866	$93,617	$63,970

Basic earnings per common share	$0.98	$0.79	$1.79	$1.29
Diluted earnings per common share	$0.97	$0.78	$1.77	$1.27
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands except share data)

	Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
Balance at December 31, 2015 (audited)	6,000,000	$150,000	45,874,224	$459	$714,546	$757,818	(417)	$(8)	$718	$1,623,533
Comprehensive income:
Net income	—	—	—	—	—	64,008	—	—	—	64,008
Change in unrealized gain on available-for-sale securities, net of taxes of $20	—	—	—	—	—	—	—	—	(38)	(38)
Total comprehensive income										63,970
Tax benefit related to exercise of stock-based awards	—	—	—	—	450	—	—	—	—	450
Stock-based compensation expense recognized in earnings	—	—	—	—	2,243	—	—	—	—	2,243
Preferred stock dividend	—	—	—	—	—	(4,875)	—	—	—	(4,875)
Issuance of stock related to stock-based awards	—	—	79,104	1	(587)	—	—	—	—	(586)
Balance at June 30, 2016	6,000,000	$150,000	45,953,328	$460	$716,652	$816,951	(417)	$(8)	$680	$1,684,735

Balance at December 31, 2016 (audited)	6,000,000	$150,000	49,504,079	$495	$955,468	$903,187	(417)	$(8)	$415	$2,009,557
Comprehensive income:
Net income	—	—	—	—	—	93,637	—	—	—	93,637
Change in unrealized gain on available-for-sale securities, net of taxes of $10	—	—	—	—	—	—	—	—	(20)	(20)
Total comprehensive income										93,617
Stock-based compensation expense recognized in earnings	—	—	—	—	3,461	—	—	—	—	3,461
Preferred stock dividend	—	—	—	—	—	(4,875)	—	—	—	(4,875)
Issuance of stock related to stock-based awards	—	—	57,995	1	(1,208)	—	—	—	—	(1,207)
Issuance of common stock related to warrants	—	—	33,595	—	—	—	—	—	—	—
Balance at June 30, 2017	6,000,000	$150,000	49,595,669	$496	$957,721	$991,949	(417)	$(8)	$395	$2,100,553
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	Six months ended June 30,
	2017	2016
Operating activities
Net income	$93,637	$64,008
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	22,000	46,000
Depreciation and amortization	12,346	10,446
Increase in valuation allowance on mortgage servicing rights	—	414
Bank owned life insurance (BOLI) income	(947)	(1,072)
Stock-based compensation expense	8,954	3,725
Excess tax benefits from stock-based compensation arrangements	—	(553)
Purchases and originations of loans held for sale	(2,843,690)	(876,516)
Proceeds from sales and repayments of loans held for sale	2,939,002	734,964
Loss on sale of loans held for sale and other assets	93	12
Technology write-off	5,285	—
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(46,025)	(71,805)
Accrued interest payable and other liabilities	(488)	23,094
Net cash provided by (used in) operating activities	190,167	(67,283)
Investing activities
Purchases of available-for-sale securities	(96,871)	(783)
Maturities and calls of available-for-sale securities	275	265
Principal payments received on available-for-sale securities	2,397	3,080
Originations of mortgage finance loans	(37,251,933)	(45,811,787)
Proceeds from pay-offs of mortgage finance loans	36,565,671	45,518,036
Net increase in loans held for investment, excluding mortgage finance loans	(1,297,460)	(794,749)
Purchase of premises and equipment, net	(4,194)	(1,166)
Proceeds from sale of foreclosed assets	272	62
Net cash used in investing activities	(2,081,843)	(1,087,042)
Financing activities
Net increase in deposits	275,392	1,618,946
Costs from issuance of stock related to stock-based awards and warrants	(1,207)	(586)
Preferred dividends paid	(4,875)	(4,875)
Net increase in other borrowings	700,000	519,463
Excess tax benefits from stock-based compensation arrangements	—	553
Net increase (decrease) in Federal funds purchased and repurchase agreements	352,649	(47,069)
Net cash provided by (used in) financing activities	1,321,959	2,086,432
Net increase (decrease) in cash and cash equivalents	(569,717)	932,107
Cash and cash equivalents at beginning of period	2,839,352	1,790,870
Cash and cash equivalents at end of period	$2,269,635	$2,722,977
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$45,071	$30,151
Cash paid during the period for income taxes	52,042	43,309
Transfers from loans/leases to OREO and other repossessed assets	—	18,540
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses, the fair value of stock-based compensation awards, the fair value of mortgage servicing rights ("MSRs") and the status of contingencies are particularly susceptible to significant change.

(2) EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$51,095	$38,880	$93,637	$64,008
Preferred stock dividends	2,437	2,437	4,875	4,875
Net income available to common stockholders	48,658	36,443	$88,762	59,133
Denominator:
Denominator for basic earnings per share— weighted average shares	49,576,837	45,924,281	49,556,393	45,906,508
Effect of employee stock-based awards(1)	224,306	124,974	244,058	121,524
Effect of warrants to purchase common stock	428,527	388,877	432,660	368,574
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	50,229,670	46,438,132	50,233,111	46,396,606
Basic earnings per common share	$0.98	$0.79	$1.79	$1.29
Diluted earnings per common share	$0.97	$0.78	$1.77	$1.27

(1)
SARs and RSUs outstanding of 6,200 at June 30, 2017 and 252,754 at June 30, 2016 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

(3) SECURITIES
The following is a summary of available-for-sale securities (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasuries	$94,360	$—	$(5)	$94,355
Residential mortgage-backed securities	12,284	832	—	13,116
Equity securities(1)	11,790	150	(368)	11,572
	$118,434	$982	$(373)	$119,043

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Residential mortgage-backed securities	$14,680	$972	$—	$15,652
Municipals	275	—	—	275
Equity securities(1)	9,280	27	(360)	8,947
	$24,235	$999	$(360)	$24,874

(1)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.
The amortized cost and estimated fair value of available-for-sale securities are presented below by contractual maturity (in thousands, except percentage data):

	June 30, 2017
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
U.S. Treasuries:
Amortized cost	$94,360	$—	$—	$—	$94,360
Estimated fair value	94,355	—	—	—	94,355
Weighted average yield(3)	0.92%	—%	—%	—%	0.92%
Residential mortgage-backed securities:(1)
Amortized cost	423	723	2,697	8,441	12,284
Estimated fair value	433	748	2,999	8,936	13,116
Weighted average yield(3)	4.70%	4.72%	5.55%	3.00%	3.40%
Equity securities:(4)
Amortized cost	11,790	—	—	—	11,790
Estimated fair value	11,572	—	—	—	11,572
Total available-for-sale securities:
Amortized cost					$118,434
Estimated fair value					$119,043

	December 31, 2016
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$9	$2,047	$3,147	$9,477	$14,680
Estimated fair value	9	2,104	3,495	10,044	15,652
Weighted average yield(3)	5.50%	4.70%	5.55%	2.84%	3.68%
Municipals:(2)
Amortized cost	275	—	—	—	275
Estimated fair value	275	—	—	—	275
Weighted average yield(3)	5.61%	—%	—%	—%	5.61%
Equity securities:(4)
Amortized cost	9,280	—	—	—	9,280
Estimated fair value	8,947	—	—	—	8,947
Total available-for-sale securities:
Amortized cost					$24,235
Estimated fair value					$24,874

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

(4)	These equity securities do not have a stated maturity.
At June 30, 2017, securities with carrying values of $91.5 million and $8.5 million were pledged to secure certain deposits and repurchase agreements, respectively.
The following table discloses, as of June 30, 2017 and December 31, 2016, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

June 30, 2017	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries	$82,380	$(5)	$—	$—	$82,380	$(5)
Equity securities(1)	1,021	—	6,132	(368)	7,153	(368)
	$83,401	$(5)	$6,132	$(368)	$89,533	$(373)

December 31, 2016	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$1,015	$(6)	$6,146	$(354)	$7,161	$(360)

(1)	Less than 12 months unrealized loss amount not meaningful.
At June 30, 2017, we owned six securities in an unrealized loss position, four of which are U.S. Treasury securities which are subject to interest rate volatility. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases. The remaining two securities are publicly traded equity funds and are subject to market pricing volatility. We do not believe these unrealized losses are “other-than-temporary” as of June 30, 2017. We have evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and based on that evaluation we have the ability and intent to hold the investments until recovery of fair value.

(4) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR LOAN LOSSES
At June 30, 2017 and December 31, 2016, loans held for investment were as follows (in thousands):

	June 30, 2017	December 31, 2016
Commercial	$8,250,952	$7,291,545
Mortgage finance	5,183,600	4,497,338
Construction	2,242,562	2,098,706
Real estate	3,569,787	3,462,203
Consumer	39,122	34,587
Leases	274,863	185,529
Gross loans held for investment	19,560,886	17,569,908
Deferred income (net of direct origination costs)	(96,933)	(71,559)
Allowance for loan losses	(174,225)	(168,126)
Total loans held for investment	$19,289,728	$17,330,223
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
Mortgage Finance Loans. Our mortgage finance loans consist of ownership interests purchased in single-family residential mortgages funded through our mortgage finance group. These loans are typically held on our balance sheet for 10 to 20 days. We have agreements with mortgage lenders and purchase interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans. Balances as of June 30, 2017 and December 31, 2016 are stated net of $234.1 million and $839.0 million participations sold, respectively.
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

At June 30, 2017 and December 31, 2016, we had a blanket floating lien on certain real estate-secured loans, mortgage finance loans and certain securities used as collateral for Federal Home Loan Bank (“FHLB”) borrowings.
Summary of Loan Loss Experience
The allowance for loan losses is comprised of general reserves, specific reserves for impaired loans and an additional qualitative reserve based on our estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We consider the allowance at June 30, 2017 to be appropriate, given management's assessment of losses inherent in the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in our market areas and other factors.
The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and non-accrual status as of June 30, 2017 and December 31, 2016 (in thousands):

June 30, 2017
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$7,984,302	$5,183,600	$2,236,870	$3,523,118	$38,637	$254,772	$19,221,299
Special mention	43,223	—	5,692	26,290	369	2,666	78,240
Substandard-accruing	103,859	—	—	16,217	116	17,425	137,617
Non-accrual	119,568	—	—	4,162	—	—	123,730
Total loans held for investment	$8,250,952	$5,183,600	$2,242,562	$3,569,787	$39,122	$274,863	$19,560,886

December 31, 2016
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$6,941,310	$4,497,338	$2,074,859	$3,430,346	$34,249	$181,914	$17,160,016
Special mention	69,447	—	10,901	21,932	—	3,532	105,812
Substandard-accruing	115,848	—	12,787	7,516	138	—	136,289
Non-accrual	164,940	—	159	2,409	200	83	167,791
Total loans held for investment	$7,291,545	$4,497,338	$2,098,706	$3,462,203	$34,587	$185,529	$17,569,908

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

June 30, 2017
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Additional Qualitative Reserve	Total
Beginning balance	$128,768	$—	$13,144	$19,149	$241	$1,124	$5,700	$168,126
Provision for loan losses	19,384	—	680	3,436	287	2,989	(2,559)	24,217
Charge-offs	21,543	—	—	40	180	—	—	21,763
Recoveries	3,442	—	101	53	41	8	—	3,645
Net charge-offs (recoveries)	18,101	—	(101)	(13)	139	(8)	—	18,118
Ending balance	$130,051	$—	$13,925	$22,598	$389	$4,121	$3,141	$174,225
Period end amount allocated to:
Loans individually evaluated for impairment	$28,382	$—	$—	$180	$—	$—	$—	$28,562
Loans collectively evaluated for impairment	101,669	—	13,925	22,418	389	4,121	3,141	145,663
Ending balance	$130,051	$—	$13,925	$22,598	$389	$4,121	$3,141	$174,225

June 30, 2016
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Additional Qualitative Reserve	Total
Beginning balance	$112,446	$—	$6,836	$13,381	$338	$3,931	$4,179	$141,111
Provision for loan losses	44,324	—	758	1,423	(28)	(2,531)	1,710	45,656
Charge-offs	24,287	—	—	528	—	—	—	24,815
Recoveries	5,334	—	34	21	11	45	—	5,445
Net charge-offs (recoveries)	18,953	—	(34)	507	(11)	(45)	—	19,370
Ending balance	$137,817	$—	$7,628	$14,297	$321	$1,445	$5,889	$167,397
Period end amount allocated to:
Loans individually evaluated for impairment	$30,775	$—	$—	$196	$—	$—	$—	$30,971
Loans collectively evaluated for impairment	107,042	—	7,628	14,101	321	1,445	5,889	136,426
Ending balance	$137,817	$—	$7,628	$14,297	$321	$1,445	$5,889	$167,397
The table below presents the activity in the portion of the allowance for credit losses related to losses on unfunded commitments for the three and six months ended June 30, 2017 and 2016 (in thousands). This liability is recorded in other liabilities in the consolidated balance sheet.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Beginning balance	$10,847	$10,216	$11,422	$9,011
Provision for off-balance sheet credit losses	(1,642)	(861)	(2,217)	344
Ending balance	$9,205	$9,355	$9,205	$9,355

We have traditionally maintained an additional qualitative reserve component to compensate for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. We believe the level of additional qualitative reserve at June 30, 2017 is warranted due to the continued uncertain economic environment which has produced losses, including those resulting from borrowers' misstatement of financial information or inaccurate certification of collateral values. Such losses are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses; however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued weakness in the economy.
Our recorded investment in loans as of June 30, 2017, December 31, 2016 and June 30, 2016 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows (in thousands):

June 30, 2017
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$120,770	$—	$—	$4,514	$—	$—	$125,284
Loans collectively evaluated for impairment	8,130,182	5,183,600	2,242,562	3,565,273	39,122	274,863	19,435,602
Total	$8,250,952	$5,183,600	$2,242,562	$3,569,787	$39,122	$274,863	$19,560,886

December 31, 2016
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$166,669	$—	$159	$3,751	$200	$83	$170,862
Loans collectively evaluated for impairment	7,124,876	4,497,338	2,098,547	3,458,452	34,387	185,446	17,399,046
Total	$7,291,545	$4,497,338	$2,098,706	$3,462,203	$34,587	$185,529	$17,569,908

June 30, 2016
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$164,339	$—	$—	$4,210	$—	$—	$168,549
Loans collectively evaluated for impairment	7,014,025	5,260,027	2,023,725	3,224,643	26,283	103,565	17,652,268
Total	$7,178,364	$5,260,027	$2,023,725	$3,228,853	$26,283	$103,565	$17,820,817

Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of June 30, 2017, none of our non-accrual loans were earning on a cash basis compared to $811,000 at December 31, 2016. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the original loan agreement. In accordance with ASC 310 Receivables, we have also included all restructured and formerly restructured loans in our impaired loan totals. The following tables detail our impaired loans, by portfolio class, as of June 30, 2017 and December 31, 2016 (in thousands):

June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$21,624	$23,873	$—	$24,135	$—
Energy	36,577	47,821	—	41,206	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	—	—	—	—	—
Commercial	2,591	2,591	—	2,435	—
Secured by 1-4 family	—	—	—	—	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$60,792	$74,285	$—	$67,776	$—
With an allowance recorded:
Commercial
Business loans	$16,510	$17,330	$2,908	$21,320	$—
Energy	46,059	59,761	25,474	58,030	6
Construction
Market risk	—	—	—	53	—
Real estate
Market risk	352	352	8	1,009	—
Commercial	—	—	—	—	—
Secured by 1-4 family	1,571	1,571	172	1,153	—
Consumer	—	—	—	133	—
Leases	—	—	—	55	—
Total impaired loans with an allowance recorded	$64,492	$79,014	$28,562	$81,753	$6
Combined:
Commercial
Business loans	$38,134	$41,203	$2,908	$45,455	$—
Energy	82,636	107,582	25,474	99,236	6
Construction
Market risk	—	—	—	53	—
Real estate
Market risk	352	352	8	1,009	—
Commercial	2,591	2,591	—	2,435	—
Secured by 1-4 family	1,571	1,571	172	1,153	—
Consumer	—	—	—	133	—
Leases	—	—	—	55	—
Total impaired loans	$125,284	$153,299	$28,562	$149,529	$6

December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$23,868	$27,992	$—	$12,361	$—
Energy	46,753	54,522	—	54,075	—
Construction
Market risk	—	—	—	2,778	—
Real estate
Market risk	—	—	—	—	—
Commercial	2,083	2,083	—	4,483	38
Secured by 1-4 family	—	—	—	—	—
Consumer	—	—	—	—	—
Leases	—	—	—	403	—
Total impaired loans with no allowance recorded	$72,704	$84,597	$—	$74,100	$38
With an allowance recorded:
Commercial
Business loans	$21,303	$21,303	$7,055	$22,277	$—
Energy	74,745	88,987	27,350	73,637	24
Construction
Market risk	159	159	24	53	—
Real estate
Market risk	1,342	1,342	20	3,000	—
Commercial	—	—	—	—	—
Secured by 1-4 family	326	326	113	435	—
Consumer	200	200	30	67	—
Leases	83	83	13	548	—
Total impaired loans with an allowance recorded	$98,158	$112,400	$34,605	$100,017	$24
Combined:
Commercial
Business loans	$45,171	$49,295	$7,055	$34,638	$—
Energy	121,498	143,509	27,350	127,712	24
Construction
Market risk	159	159	24	2,831	—
Real estate
Market risk	1,342	1,342	20	3,000	—
Commercial	2,083	2,083	—	4,483	38
Secured by 1-4 family	326	326	113	435	—
Consumer	200	200	30	67	—
Leases	83	83	13	951	—
Total impaired loans	$170,862	$196,997	$34,605	$174,117	$62

Average impaired loans outstanding during the six months ended June 30, 2017 and 2016 totaled $149.5 million and $177.5 million, respectively.
The table below provides an age analysis of our loans held for investment as of June 30, 2017 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing(1)	Total Past Due	Non-accrual	Current	Total
Commercial
Business loans	$22,321	$6,988	$9,340	$38,649	$36,932	$7,205,942	$7,281,523
Energy	1,579	—	—	1,579	82,636	885,214	969,429
Mortgage finance loans	—	—	—	—	—	5,183,600	5,183,600
Construction
Market risk	—	—	—	—	—	2,216,582	2,216,582
Secured by 1-4 family	—	—	—	—	—	25,980	25,980
Real estate
Market risk	3,899	—	1,630	5,529	—	2,597,565	2,603,094
Commercial	536	10,778	—	11,314	2,591	713,946	727,851
Secured by 1-4 family	5,221	57	107	5,385	1,571	231,886	238,842
Consumer	—	—	—	—	—	39,122	39,122
Leases	117	—	—	117	—	274,746	274,863
Total loans held for investment	$33,673	$17,823	$11,077	$62,573	$123,730	$19,374,583	$19,560,886

(1)
Loans past due 90 days and still accruing includes premium finance loans of $6.3 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of the contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, a reduction of the face amount of debt or forgiveness of either principal or accrued interest. At June 30, 2017 and December 31, 2016, we did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at June 30, 2017 and December 31, 2016, $16.7 million and $18.1 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally over no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with the modified terms in calendar years after the year of the restructure.

The following table summarizes, for the six months ended June 30, 2017 and 2016, loans that were restructured during 2017 and 2016 (in thousands):

June 30, 2017
	Number of Restructured Loans	Balance at Restructure	Balance at Period-End
Energy loans	1	$1,070	$700
Commercial business loans	1	$599	$672
Total new restructured loans in 2017	2	$1,669	$1,372

June 30, 2016
	Number of Restructured Loans	Balance at Restructure	Balance at Period-End
Energy loans	2	$14,235	$14,054
Total new restructured loans in 2016	2	$14,235	$14,054
The restructured loans generally include terms to temporarily place loans on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above loans. The restructuring of the loans did not have a significant impact on our allowance for loan losses at June 30, 2017 or 2016.
The following table provides information on how restructured loans were modified during the six months ended June 30, 2017 and 2016 (in thousands):

	Six months ended June 30,
	2017	2016
Extended maturity	$700	$—
Adjusted payment schedule	—	12,735
Combination of maturity extension and payment schedule adjustment	—	1,319
Other	672	—
Total	$1,372	$14,054
As of June 30, 2017 and 2016, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
(5) OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO
The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Beginning balance	$18,833	$17,585	$18,961	$278
Additions	—	1,142	—	18,540
Sales	(144)	—	(272)	(91)
Ending balance	$18,689	$18,727	$18,689	$18,727
When foreclosure occurs, the acquired asset is recorded at fair value less selling costs, generally based on appraised value, which may result in partial charge-off of the loan. Subsequent write-downs required for declines in value are recorded through a valuation allowance or taken directly to the assets and charged to other non-interest expense. We did not record a valuation allowance during the six months ended June 30, 2017 and 2016.

(6) CERTAIN TRANSFERS OF FINANCIAL ASSETS
Through our Mortgage Correspondent Aggregation ("MCA") business, we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loan sales to independent third parties or in securitization transactions to Ginnie Mae and government sponsored entities ("GSEs") such as Fannie Mae and Freddie Mac. We have elected to carry these loans at fair value based on sales commitments and market quotes. Gains and losses on the sale of mortgage loans held for sale and changes in the fair value of the loans held for sale are included in other non-interest income on the consolidated income statement.
Residential mortgage loans held for sale are subject to both credit and interest rate risk. Credit risk is managed through underwriting policies and procedures, including collateral requirements, which are generally accepted by the secondary loan markets. Exposure to interest rate fluctuations is partially managed through forward sales contracts, which set the price for loans that will be delivered in the next 60 to 90 days.
The table below presents the unpaid principal balance of loans held for sale and related fair values at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Outstanding balance(1)	$844,728	$980,414
Fair value(1)	843,164	968,929
Fair value over/(under) outstanding balance	$(1,564)	$(11,485)

(1)	Does not include $2.9 million of loans held for sale carried at lower of cost or market.
No loans held for sale were 90 days or more past due or on non-accrual as of June 30, 2017 and December 31, 2016.
The table below presents a reconciliation of the changes in loans held for sale for the six months ended June 30, 2017 and 2016 (in thousands):

	Six months ended June 30,
	2017	2016
Beginning balance	$968,929	$86,075
Loans purchased	2,843,690	876,516
Payments and loans sold	(2,976,523)	(743,769)
Change in fair value	9,921	2,525
Ending balance	$846,017	$221,347

(1)	Includes $2.9 million of loans held for sale carried at lower of cost or market.

We generally retain the right to service the loans sold, creating mortgage servicing rights ("MSRs") which are recorded as assets on our balance sheet. A summary of MSR activity for the six months ended June 30, 2017 and 2016 is as follows (in thousands):

	Six months ended June 30,
	2017	2016
Servicing asset:
Balance, beginning of year(1)	$28,536	$423
Capitalized servicing rights	37,343	8,805
Amortization	(2,856)	(271)
Balance, end of period	$63,023	$8,957
Valuation allowance:
Balance, beginning of year	$—	$—
Increase in valuation allowance	—	414
Balance, end of period	$—	$414
Servicing asset, net(1)	$63,023	$8,543
Fair value	$64,889	$8,543

(1)	MSRs are reported on the consolidated balance sheets at lower of amortized cost or market.
At June 30, 2017 and December 31, 2016, our servicing portfolio of residential mortgage loans sold had an outstanding principal balance of $5.0 billion and $2.2 billion, respectively. In connection with the servicing of these loans, we maintain escrow funds for taxes and insurance in the name of investors, as well as collections in transit to investors. These escrow funds are segregated and held in separate non-interest-bearing accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $33.8 million at June 30, 2017 and $21.0 million at December 31, 2016.
The estimated fair value of the MSR assets is obtained from an independent third party on a quarterly basis. MSRs do not trade in an active, open market with readily observable prices; as such, the fair value of MSRs is determined using a discounted cash flow model to calculate the present value of the estimated future net servicing income. The assumptions utilized in the discounted cash flow model are based on market data for comparable collateral, where available. Each quarter, management and the independent third party discuss the key assumptions used in the discounted cash flow model and make adjustments as necessary to estimate the fair value of the MSRs. As of June 30, 2017 and December 31, 2016, management used the following assumptions to determine the fair value of MSRs:

	June 30, 2017	December 31, 2016
Average discount rates	9.91%	9.96%
Expected prepayment speeds	8.98%	7.91%
Weighted average life, in years	7.5	8.0
A sensitivity analysis of changes in the fair value of our MSR portfolio resulting from certain key assumptions is presented in the following table (in thousands):

	June 30, 2017	December 31, 2016
50 bp adverse change in prepayment speed	$(7,891)	$(2,833)
100 bp adverse change in prepayment speed	(18,537)	(6,812)
These sensitivities are hypothetical and actual results may differ materially due to a number of factors. The effect on fair value of a 10% variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects.

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
Because the MCA business commenced in late 2015, we have limited historical data to support the establishment of a reserve. The baseline for the repurchase reserve uses historical loss factors obtained from industry data that are applied to loan pools originated and sold during the six months ended June 30, 2017 and 2016. The historical industry data loss factors and experienced losses are accumulated for each sale vintage and applied to more recent sale vintages to estimate inherent losses not yet realized. Our estimated exposure related to these loans was $1.1 million at June 30, 2017 and $363,000 at June 30, 2016 and is recorded in other liabilities in the consolidated balance sheets. We had $7,200 in losses due to repurchase, indemnification or make-whole obligations during the six months ended June 30, 2017 and no losses during the six months ended 2016.
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
The table below summarizes our off-balance sheet financial instruments whose contract amounts represented credit risk (in thousands):

	June 30, 2017	December 31, 2016
Commitments to extend credit	$6,241,135	$5,704,381
Standby letters of credit	183,986	171,266
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
Quantitative measures established by these regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of June 30, 2017, that the Company and the Bank met all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based capital, Tier 1 risk-based capital, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of June 30, 2017, and December 31, 2016. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material adverse effect on our financial condition and results of operations.
Because our Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

The table below summarizes our actual and required capital ratios under the Basel III Capital Rules:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of June 30, 2017:
CET1
Company	$1,931,595	8.61%	$1,290,441	5.75%	$1,570,972	7.00%	N/A	N/A
Bank	1,830,487	8.16%	1,290,050	5.75%	1,570,495	7.00%	1,458,317	6.50%
Total capital (to risk-weighted assets)
Company	2,654,760	11.83%	2,075,928	9.25%	2,356,458	10.50%	N/A	N/A
Bank	2,395,189	10.68%	2,075,297	9.25%	2,355,743	10.50%	2,243,565	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,190,105	9.76%	1,627,078	7.25%	1,907,609	8.50%	N/A	N/A
Bank	1,988,997	8.87%	1,626,584	7.25%	1,907,030	8.50%	1,794,852	8.00%
Tier 1 capital (to average assets)(1)
Company	2,190,105	10.28%	852,102	4.00%	852,102	4.00%	N/A	N/A
Bank	1,988,997	9.34%	851,915	4.00%	851,915	4.00%	1,064,894	5.00%
As of December 31, 2016:
CET1
Company	$1,841,219	8.97%	$1,052,205	5.125%	$1,437,159	7.00%	N/A	N/A
Bank	1,735,496	8.45%	1,051,989	5.125%	1,436,863	7.00%	1,334,244	6.50%
Total capital (to risk-weighted assets)
Company	2,561,663	12.48%	1,770,766	8.625%	2,155,715	10.50%	N/A	N/A
Bank	2,297,528	11.19%	1,770,421	8.625%	2,155,295	10.50%	2,052,683	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,101,071	10.23%	1,360,154	6.625%	1,745,103	8.50%	N/A	N/A
Bank	1,895,348	9.23%	1,359,888	6.625%	1,744,762	8.50%	1,642,147	8.00%
Tier 1 capital (to average assets)(1)
Company	2,101,071	9.34%	900,268	4.00%	900,268	4.00%	N/A	N/A
Bank	1,895,348	8.42%	900,070	4.00%	900,070	4.00%	1,125,087	5.00%

(1)
The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, it should be noted that the Federal Reserve Board and the FDIC may require the Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.

Our mortgage finance loan volumes can increase significantly at month-end, causing a meaningful difference between ending balance and average balance for any period. At June 30, 2017, our total mortgage finance loans were $5.2 billion compared to the average for the three months ended June 30, 2017 of $3.8 billion. As CET1, Tier 1 and total capital ratios are calculated using quarter-end risk-weighted assets and our mortgage finance loans are 100% risk-weighted, the quarter-end fluctuation in these balances can significantly impact our reported ratios. We manage capital allocated to mortgage finance loans based on changing trends in average balances, as well as the inherent risk associated with the assets which implies a risk weight that is significantly different than the regulatory risk weight, and do not believe that the quarter-end balance is representative of risk characteristics that would justify higher capital allocations. However, we continue to monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels.
Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital

Rules further limit the amount of dividends that may be paid by our Bank. No dividends were declared or paid on common stock during the six months ended June 30, 2017 or 2016.
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
Stock-based compensation expense presented below consists of awards granted from 2011 through June 30, 2017.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Stock-settled awards:
SARs	$74	$77	$146	$159
RSUs	1,714	1,030	3,307	2,078
Restricted stock	4	4	8	6
Cash-settled performance units	2,603	2,155	5,493	1,482
Total	$4,395	$3,266	$8,954	$3,725

(in thousands)	June 30, 2017
Unrecognized compensation expense related to unvested stock-settled awards	$20,035
Weighted average period over which expense is expected to be recognized, in years	3.2

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

Level 1
Quoted prices in active markets for identical assets or liabilities. This category includes U.S. Treasuries and the assets and liabilities related to our non-qualified deferred compensation plan where values are based on quoted market prices for identical equity securities in an active market.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include U.S. government and agency mortgage-backed debt securities, municipal bonds, and Community Reinvestment Act funds. This category also includes loans held for sale and derivative assets and liabilities where values are obtained from independent pricing services using observable market data.

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

Assets and liabilities measured at fair value at June 30, 2017 and December 31, 2016 are as follows (in thousands):

	Fair Value Measurements Using
June 30, 2017	Level 1	Level 2	Level 3
Available-for-sale securities:(1)
U.S. Treasuries	$94,355	$—	$—
Residential mortgage-backed securities	—	13,116	—
Equity securities(2)	4,419	7,153	—
Loans held for sale (3)	—	843,164	—
Loans held for investment(4) (6)	—	—	43,702
OREO(5) (6)	—	—	18,689
Derivative assets(7)	—	28,234	—
Derivative liabilities(7)	—	26,432	—
Non-qualified deferred compensation plan liabilities (8)	4,502	—	—

December 31, 2016
Available-for-sale securities:(1)
Residential mortgage-backed securities	$—	$15,652	$—
Municipals	—	275	—
Equity securities(2)	1,786	7,161	—
Loans held for sale(3)	—	968,929	—
Loans held for investment(4) (6)	—	—	52,323
OREO(5) (6)	—	—	18,961
Derivative assets(7)	—	37,878	—
Derivative liabilities(7)	—	26,240	—
Non-qualified deferred compensation plan liabilities (8)	1,811	—	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.

(3)	Loans held for sale, excluding SBA loans, are measured at fair value on a recurring basis, generally monthly.

(4)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(5)	OREO is transferred from loans to OREO at fair value less selling costs.

(6)	Loans held for investment and OREO are measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.

(7)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.

(8)
Non-qualified deferred compensation plan liabilities represent the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets, and are measured at fair value on a recurring basis, generally monthly.

Level 3 Valuations
Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial instruments include those for which the determination of fair value requires significant management judgment or estimation. Currently, we measure the fair value for certain collateral dependent impaired loans and OREO on a nonrecurring basis as described below.
Loans held for investment
At June 30, 2017 and December 31, 2016, certain impaired loans held for investment were reported at fair value through a specific allocation of the allowance for loan losses based upon the fair value of the underlying collateral. The $43.7 million fair value of loans held for investment at June 30, 2017 reported above includes impaired loans held for investment with a carrying value of $59.3 million that were reduced by specific allowance allocations totaling $15.6 million based on collateral valuations utilizing Level 3 valuation inputs. The $52.3 million fair value of loans held for investment at December 31, 2016 reported above includes impaired loans with a carrying value of $74.1 million that were reduced by specific valuation allowance allocations totaling $21.8 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals.
OREO
Certain foreclosed assets, upon initial recognition, are recorded at fair value less estimated selling costs. At June 30, 2017 and December 31, 2016, OREO had a carrying value of $18.7 million and $19.0 million, respectively, with no specific valuation allowance. The fair value of OREO was computed based on third party appraisals, which are Level 3 valuation inputs.
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
A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$2,269,635	$2,269,635	$2,839,352	$2,839,352
Securities, available-for-sale	98,774	98,774	1,786	1,786
Level 2 inputs:
Securities, available-for-sale	20,269	20,269	23,088	23,088
Loans held for sale	846,017	846,234	968,929	968,929
Derivative assets	28,234	28,234	37,878	37,878
Level 3 inputs:
Loans held for investment, net	19,289,728	19,300,751	17,330,223	17,347,199
Financial liabilities:
Level 2 inputs:
Federal funds purchased	457,800	457,800	101,800	101,800
Customer repurchase agreements	4,424	4,424	7,775	7,775
Other borrowings	2,700,000	2,700,000	2,000,000	2,000,000
Subordinated notes	281,225	341,671	281,044	304,672
Derivative liabilities	26,342	26,342	26,240	26,240
Level 3 inputs:
Deposits	17,292,223	17,296,750	17,016,831	17,017,221
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
Cash and cash equivalents
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair value, and these financial instruments are characterized as Level 1 assets in the fair value hierarchy.
Securities available-for-sale
Within the securities available-for-sale portfolio, we hold U.S. Treasury securities and equity securities related to our non-qualified deferred compensation plan which are valued using quoted market prices for identical equity securities in an active market. These financial instruments are classified as Level 1 assets in the fair value hierarchy. The fair value of the remaining investment portfolio is based on prices obtained from independent pricing services which are based on quoted market prices for the same or similar securities, and these financial instruments are characterized as Level 2 assets in the fair value hierarchy. We have obtained documentation from the primary pricing service we use about their processes and controls over pricing. In addition, on a quarterly basis we independently verify the prices that we receive from the service provider using two additional independent pricing sources. Any significant differences are investigated and resolved.
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
Derivatives
The estimated fair value of the interest rate swaps and caps is obtained from independent pricing services based on quoted market prices for similar derivative contracts and these financial instruments are characterized as Level 2 assets and liabilities in the fair value hierarchy. On a quarterly basis, we independently verify the fair value using an additional independent pricing source. Any significant differences are investigated and resolved. The derivative instruments related to the loans held for sale portfolio include loan purchase commitments and forward sales commitments. Loan purchase commitments are valued based upon the fair value of the underlying mortgage loans to be purchased, which is based on observable market data for similar loans. Forward sales commitments are valued based upon the quoted market prices from brokers. As such, these loan purchase commitments and forward sales commitments are classified as Level 2 assets or liabilities in the fair value hierarchy.
Deposits
Deposits are characterized as Level 3 liabilities in the fair value hierarchy. The carrying amounts for variable-rate money market accounts approximate their fair value. The fair values of fixed-term certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities.
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
During the three and six months ended June 30, 2017 and 2016, we entered into certain interest rate derivative positions that were not designated as hedging instruments. These derivative positions relate to transactions in which we enter into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations.

During the three and six months ended June 30, 2017 and 2016, we entered into loan purchase commitment contracts with mortgage originators to purchase residential mortgage loans at a future date, as well as forward sales commitment contracts to sell residential mortgage loans at a future date.
The notional amounts and estimated fair values of interest rate derivative positions outstanding at June 30, 2017 and December 31, 2016 are presented in the following tables (in thousands):

	June 30, 2017			December 31, 2016
	Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging interest rate derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$1,369,885	$1,632	$25,512	$1,144,367	$1,754	$25,421
Commercial loan/lease interest rate caps	266,886	347	2	210,996	819	—
Customer counterparties:
Commercial loan/lease interest rate swaps	1,369,885	25,512	1,632	1,144,367	25,421	1,754
Commercial loan/lease interest rate caps	266,886	2	347	210,996	—	819
Economic hedging interest rate derivatives:
Loan purchase commitments	236,187	209	573	237,805	1,351	—
Forward sales commitments	1,029,400	2,166	—	1,218,000	10,287	—
Gross derivatives		29,868	28,066		39,632	27,994
Offsetting derivative assets/liabilities		(1,634)	(1,634)		(1,754)	(1,754)
Net derivatives included in the consolidated balance sheets		$28,234	$26,432		$37,878	$26,240
The weighted average received and paid interest rates for interest rate swaps outstanding at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017 Weighted Average Interest Rate		December 31, 2016 Weighted Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	3.49%	4.47%	3.17%	4.58%
The weighted average strike rate for outstanding interest rate caps was 2.50% at June 30, 2017 and 2.45% at December 31, 2016.
Our credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceed a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, was approximately $28.2 million at June 30, 2017 and approximately $37.9 million at December 31, 2016, which primarily relates to Bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At June 30, 2017, we had $37.0 million in cash collateral pledged for these derivatives, of which $30.9 million was included in interest-bearing deposits and $6.1 million was included in accrued interest receivable and other assets. At December 31, 2016, we had $24.8 million in cash collateral pledged for these derivatives, all of which was included in interest-bearing deposits.

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
ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13") requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are evaluating the impact adoption of ASU 2016-13 will have on our consolidated financial statements and disclosures.
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

QUARTERLY FINANCIAL SUMMARIES – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended June 30, 2017			For the three months ended June 30, 2016
	Average Balance	Revenue/ Expense(1)	Yield/ Rate	Average Balance	Revenue/ Expense(1)	Yield/ Rate
Assets
Securities – taxable	$65,049	$287	1.77%	$27,097	$240	3.57%
Securities – non-taxable(2)	—	—	—%	564	8	5.87%
Federal funds sold and securities purchased under resale agreements	174,264	434	1.00%	312,832	382	0.49%
Deposits in other banks	2,250,330	5,824	1.04%	2,871,295	3,750	0.53%
Loans held for sale	845,623	8,235	3.91%	157,898	1,350	3.44%
Loans held for investment, mortgage finance	3,805,831	33,399	3.52%	4,412,091	33,974	3.10%
Loans held for investment(2)	13,718,739	161,369	4.72%	12,276,272	132,740	4.35%
Less reserve for loan losses	170,957	—	—	164,316	—	—
Loans held for investment, net	17,353,613	194,768	4.50%	16,524,047	166,714	4.06%
Total earning assets	20,688,879	209,548	4.06%	19,893,733	172,444	3.49%
Cash and other assets	632,097			544,737
Total assets	$21,320,976			$20,438,470
Liabilities and Stockholders’ Equity
Transaction deposits	$2,008,872	$2,893	0.58%	$2,207,726	$1,749	0.32%
Savings deposits	6,952,317	12,940	0.75%	6,388,133	6,494	0.41%
Time deposits	455,542	700	0.62%	486,610	727	0.60%
Total interest-bearing deposits	9,416,731	16,533	0.70%	9,082,469	8,970	0.40%
Other borrowings	1,456,737	3,627	1.00%	1,411,387	1,476	0.42%
Subordinated notes	281,167	4,191	5.98%	280,805	4,191	6.00%
Trust preferred subordinated debentures	113,406	881	3.12%	113,406	735	2.61%
Total interest-bearing liabilities	11,268,041	25,232	0.90%	10,888,067	15,372	0.57%
Demand deposits	7,863,402			7,767,693
Other liabilities	102,653			113,927
Stockholders’ equity	2,086,880			1,668,783
Total liabilities and stockholders’ equity	$21,320,976			$20,438,470
Net interest income(2)		$184,316			$157,072
Net interest margin			3.57%			3.18%
Net interest spread			3.16%			2.92%
Loan spread(3)			4.04%			3.82%

(1)	The loan averages include non-accrual loans and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

	For the six months ended June 30, 2017			For the six months ended June 30, 2016
	Average Balance	Revenue/ Expense(1)	Yield/ Rate	Average Balance	Revenue/ Expense(1)	Yield/ Rate
Assets
Securities – taxable	$48,569	$511	2.12%	$27,720	$494	3.59%
Securities – non-taxable(2)	111	3	4.85%	661	19	5.77%
Federal funds sold and securities purchased under resale agreements	225,303	964	0.86%	308,628	754	0.49%
Deposits in other banks	2,778,360	12,391	0.90%	2,760,230	7,035	0.51%
Loans held for sale	954,368	17,770	3.75%	141,991	2,444	3.46%
Loans held for investment, mortgage finance	3,284,594	56,504	3.47%	4,068,302	63,011	3.11%
Loans held for investment(2)	13,351,681	306,387	4.63%	12,093,530	258,494	4.30%
Less reserve for loan losses	170,143	—	—	152,721	—	—
Loans held for investment, net	16,466,132	362,891	4.44%	16,009,111	321,505	4.04%
Total earning assets	20,472,843	394,530	3.89%	19,248,341	332,251	3.47%
Cash and other assets	619,500			525,382
Total assets	$21,092,343			$19,773,723
Liabilities and Stockholders’ Equity
Transaction deposits	$2,008,638	$5,086	0.51%	$2,106,271	$3,130	0.30%
Savings deposits	6,970,929	23,423	0.68%	6,361,779	13,208	0.42%
Time deposits	441,733	1,317	0.60%	498,186	1,455	0.59%
Total interest-bearing deposits	9,421,300	29,826	0.64%	8,966,236	17,793	0.40%
Other borrowings	1,395,551	5,900	0.85%	1,379,192	2,768	0.40%
Subordinated notes	281,122	8,382	6.01%	280,759	8,382	6.00%
Trust preferred subordinated debentures	113,406	1,711	3.04%	113,406	1,450	2.57%
Total interest-bearing liabilities	11,211,379	45,819	0.82%	10,739,593	30,393	0.57%
Demand deposits	7,706,243			7,249,140
Other liabilities	110,222			131,173
Stockholders’ equity	2,064,499			1,653,817
Total liabilities and stockholders’ equity	$21,092,343			$19,773,723
Net interest income(2)		$348,711			$301,858
Net interest margin			3.43%			3.15%
Net interest spread			3.07%			2.90%
Loan spread(3)			4.02%			3.80%

(1)	The loan averages include non-accrual loans and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Outstanding energy loans totaled $1.1 billion, or approximately 5% of total loans, at June 30, 2017. Unfunded energy loan commitments increased by $46.0 million to $576.7 million (52% of outstanding energy loans) at June 30, 2017 compared to $530.8 million at December 31, 2016. We experienced improvement in our energy portfolio in the first six months of 2017, recording $6.4 million in net charge-offs during the six months ended June 30, 2017 compared to $12.1 million for the same period in 2016. Energy non-accruals decreased to $82.6 million at June 30, 2017 compared to $100.9 million at March 31, 2017 and $125.9 million at June 30, 2016. We continue to proactively manage our energy portfolio and overall credit quality, and we believe we are appropriately reserved against further energy-related losses.
The following discussion and analysis presents the significant factors affecting our financial condition as of June 30, 2017 and December 31, 2016 and results of operations for the three and six months in the periods ended June 30, 2017 and 2016. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing in Part I, Item 1 of this report.

Results of Operations
Summary of Performance
We reported net income of $51.1 million and net income available to common stockholders of $48.7 million, or $0.97 per diluted common share, for the second quarter of 2017 compared to net income of $38.9 million and net income available to common stockholders of $36.4 million, or $0.78 per diluted common share, for the second quarter of 2016. Return on average common equity (“ROE”) was 10.08% and return on average assets ("ROA") was 0.96% for the second quarter of 2017, compared to 9.65% and 0.77%, respectively, for the second quarter of 2016. The increase in ROE and ROA for the quarter resulted from increases in net interest income and non-interest income and a decrease in the provision for credit losses that exceeded the growth of non-interest expense. ROA also benefited from more effective utilization of liquidity balances and an increase in net interest margin. Average liquidity assets for the second quarter of 2017 totaled $2.4 billion, including $2.3 billion in deposits at the Federal Reserve Bank of Dallas, which had an average yield of 104 basis points, compared to $2.9 billion for the second quarter of 2016, which had an average yield of 53 basis points.
Net income and net income available to common stockholders for the six months ended June 30, 2017 totaled $93.6 million and $88.8 million, respectively, or $1.77 per diluted common share, compared to net income and net income available to common stockholders of $64.0 million and $59.1 million, respectively, or $1.27 per diluted common share, for the same period in 2016. ROE was 9.35% and ROA was 0.90% for the six months ended June 30, 2017 compared to 7.91% and 0.65%, respectively, for the six months ended June 30, 2016. The increase in ROE and ROA for the first half of 2017 resulted from increases in net interest income and non-interest income and a decrease in the provision for credit losses that exceeded the growth of non-interest expense. ROA also benefited from more effective utilization of liquidity balances and an increase in net interest margin.
Net income increased $12.2 million, or 31%, for the three months ended June 30, 2017, as compared to the same period in 2016. The increase was primarily the result of a $25.9 million increase in net interest income, a $3.0 million decrease in the provision for credit losses and a $4.8 million increase in non-interest income, offset by a $17.6 million increase in non-interest expense and a $4.0 million increase in income tax expense. Net income increased $29.6 million, or 46%, for the six months ended June 30, 2017, as compared to the same period in 2016. The increase was primarily the result of a $44.5 million increase in net interest income, a $24.0 million decrease in the provision for credit losses and a $10.7 million increase in non-interest income, offset by a $36.8 million increase in non-interest expense and a $12.7 million increase in income tax expense.
Details of the changes in the various components of net income are discussed below.

Net Interest Income
Net interest income was $183.0 million for the second quarter of 2017, compared to $157.1 million for the second quarter of 2016. The increase was due to an increase in average earning assets of $795.1 million as compared to the second quarter of 2016, as well as the effect of the increase in interest rates on loan yields. The increase in average earning assets included a $687.7 million increase in average loans held for sale, an $829.6 million increase in average net loans held for investment and a $37.4 million increase in average securities, offset by a $759.5 million decrease in average liquidity assets. For the quarter ended June 30, 2017, average net loans held for investment, liquidity assets and loans held for sale represented approximately 85%, 11% and 4%, respectively, of average earning assets compared to approximately 83%, 16% and less than 1% for the same quarter of 2016.
Average interest-bearing liabilities for the quarter ended June 30, 2017 increased $380.0 million from the second quarter of 2016, which included a $334.3 million increase in average interest-bearing deposits and a $45.4 million increase in other borrowings. Average demand deposits increased from $7.8 billion at June 30, 2016 to $7.9 billion at June 30, 2017. The average cost of total deposits and borrowed funds increased to 0.43% for the second quarter of 2017 compared to 0.23% for the same period of 2016. The cost of interest-bearing liabilities increased from 0.57% for the quarter ended June 30, 2016 to 0.90% for the same period of 2017.
Net interest income was $346.3 million for the six months ended June 30, 2017, compared to $301.9 million for the same period of 2016. The increase was due to an increase in average earning assets of $1.2 billion as compared to the six months ended June 30, 2016. The increase in average earning assets included an $812.4 million increase in average loans held for sale, a $457.0 million increase in average net loans held for investment and a $20.3 million increase in average securities, offset by a $65.2 million decrease in average liquidity assets. For the six months ended June 30, 2017, average net loans held for investment, liquidity assets and loans held for sale represented approximately 80%, 15% and 5%, respectively, of average earning assets compared to approximately 83%, 16% and less than 1% for the same period of 2016.
Average interest-bearing liabilities for the six months ended June 30, 2017 increased $471.8 million from the same period of 2016, which included a $455.1 million increase in average interest-bearing deposits and a $16.4 million increase in other borrowings. Average demand deposits increased from $7.2 billion at June 30, 2016 to $7.7 billion at June 30, 2017. The average cost of total deposits and borrowed funds increased to 0.39% for the six months ended June 30, 2017 compared to 0.24% for the same period of 2016. The cost of interest-bearing liabilities increased from 0.57% for the six months ended June 30, 2016 to 0.82% for the same period of 2017.
The following table (in thousands) presents changes in taxable-equivalent net interest income between the three and six month periods ended June 30, 2017 and June 30, 2016 and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and changes due to differences in the average interest rate on those assets and liabilities.

	Three months ended June 30, 2017/2016			Six months ended June 30, 2017/2016
	Net	Change Due To(1)		Net	Change Due To(1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Interest income:
Securities(2)	$39	$331	$(292)	$1	$354	$(353)
Loans held for sale	6,885	5,894	991	15,326	13,937	1,389
Loans held for investment, mortgage finance loans	(575)	(4,560)	3,985	(6,507)	(12,279)	5,772
Loans held for investment(2)	28,629	15,974	12,655	47,893	26,102	21,791
Federal funds sold	52	(170)	222	210	(207)	417
Deposits in other banks	2,074	(787)	2,861	5,356	27	5,329
Total	37,104	16,682	20,422	62,279	27,934	34,345
Interest expense:
Transaction deposits	1,144	(158)	1,302	1,956	(153)	2,109
Savings deposits	6,446	553	5,893	10,215	1,225	8,990
Time deposits	(28)	(51)	23	(138)	(169)	31
Borrowed funds	2,151	45	2,106	3,132	25	3,107
Long-term debt	147	17	130	261	(15)	276
Total	9,860	406	9,454	15,426	913	14,513
Net interest income	$27,244	$16,276	$10,968	$46,853	$27,021	$19,832

(1)	Yield/rate and volume variances are allocated to yield/rate.

(2)	Taxable equivalent rates are used where applicable and assume a 35% tax rate.
Net interest margin, which is defined as the ratio of net interest income to average earning assets, was 3.57% for the second quarter of 2017 compared to 3.18% for the second quarter of 2016. The year-over-year increase was primarily due to the improved earning asset composition and the effect of the increase in interest rates on loan yields attributable to our highly asset-sensitive balance sheet. Funding costs, including demand deposits and borrowed funds, increased to 0.43% for the second quarter of 2017 compared to 0.23% for the second quarter of 2016. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.63% for the second quarter of 2017 compared to 3.26% for the second quarter of 2016. The increase resulted primarily from the increase in interest rates and increases in the higher yielding loan components of earning assets. Total funding costs, including all deposits, long-term debt and stockholders’ equity, increased to 0.47% for the second quarter of 2017 compared to 0.30% for the second quarter of 2016.

Non-interest Income
The components of non-interest income were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service charges on deposit accounts	$3,067	$2,411	$6,112	$4,521
Wealth management and trust fee income	1,402	1,098	2,759	1,911
Bank owned life insurance (BOLI) income	481	536	947	1,072
Brokered loan fees	5,809	5,864	11,487	10,509
Servicing related income	3,700	50	5,901	(5)
Swap fees	954	1,105	2,757	1,412
Other	3,356	2,868	5,916	5,809
Total non-interest income	$18,769	$13,932	$35,879	$25,229
Non-interest income increased $4.8 million during the three months ended June 30, 2017 compared to the same period of 2016. This increase was primarily due to a $3.7 million increase in servicing income during the three months ended June 30, 2017 compared to the same period of 2016 as a result of the increase in servicing assets primarily related to our MCA business. Service charges increased $656,000 during the three months ended June 30, 2017 compared to the same period of 2016 as a result of the increase in deposit balances and improved pricing of treasury services.
Non-interest income increased $10.7 million during the six months ended June 30, 2017 compared to the same period of 2016. This increase was primarily due to a $5.9 million increase in servicing income during the six months ended June 30, 2017 compared to the same period of 2016 as a result of the increase in servicing assets primarily related to our MCA business. Service charges increased $1.6 million during the six months ended June 30, 2017 compared to the same period of 2016 as a result of the increase in deposit balances and improved pricing of treasury services. Swap fees increased $1.3 million during the six months ended June 30, 2017 compared to the same period of 2016. Swap fees relate to customer swap transactions and are received from the institution that is our counterparty on the transaction. These fees fluctuate from quarter to quarter based on the volume and size of transactions closed during the quarter. Brokered loan fees increased $978,000 during the six months ended June 30, 2017 compared to the same period of 2016 as a result of an increase in MCA volumes.
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
Non-interest Expense
The components of non-interest expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Salaries and employee benefits	$63,154	$54,810	$126,157	$106,182
Net occupancy expense	6,515	5,838	12,626	11,650
Marketing	6,157	4,486	11,107	8,394
Legal and professional	7,127	6,226	14,580	11,550
Communications and technology	11,906	6,391	18,412	12,608
FDIC insurance assessment	4,603	6,043	10,597	11,512
Servicing related expenses	2,682	612	4,432	685
Other(1)	9,670	9,849	19,997	18,494
Total non-interest expense	$111,814	$94,255	$217,908	$181,075

(1)
Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, due from bank charges and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the second quarter of 2017 increased $17.6 million, or 19%, to $111.8 million from $94.3 million in the second quarter of 2016. In the second quarter of 2017, in an effort to improve processes and efficiencies, management determined that the current system in one of our support areas is not an effective technology available, resulting in a $5.3 million technology write-off of the full value of the unamortized software and development costs. We are in the process of enabling a new technology. Other factors contributing to the year-over-year increase in non-interest expense included an $8.3 million increase in salaries and employee benefits expense and a $1.7 million increase in marketing expense, both of which were due to general business growth and continued build-out, and a $2.1 million increase in servicing related expenses resulting from an increase in capitalized servicing assets, which are being amortized, primarily related to our MCA business.
Non-interest expense for the six months ended June 30, 2017 increased $36.8 million, or 20%, to $217.9 million from $181.1 million for the six months ended June 30, 2016. The increase is primarily attributable to increases of $20.0 million in salaries and employee benefits expense, $2.7 million in marketing expense, and $3.0 million in legal and professional expense, all of which were due to general business growth and continued build-out, the second quarter 2017 $5.3 million technology write-off, and a $3.7 million increase in servicing related expenses resulting from an increase in capitalized servicing assets primarily related to our MCA business.
Analysis of Financial Condition
Loans Held for Investment
Loans were as follows as of the dates indicated (in thousands):

	June 30, 2017	December 31, 2016
Commercial	$8,250,952	$7,291,545
Mortgage finance	5,183,600	4,497,338
Construction	2,242,562	2,098,706
Real estate	3,569,787	3,462,203
Consumer	39,122	34,587
Leases	274,863	185,529
Gross loans held for investment	19,560,886	17,569,908
Deferred income (net of direct origination costs)	(96,933)	(71,559)
Allowance for loan losses	(174,225)	(168,126)
Total loans held for investment, net	$19,289,728	$17,330,223
Total loans held for investment net of allowance for loan losses at June 30, 2017 increased $2.0 billion from December 31, 2016 to $19.3 billion. Our business plan focuses primarily on lending to middle market businesses and successful professionals and entrepreneurs, and as such, commercial, real estate and construction loans have comprised a majority of our loan portfolio. Consumer loans generally have represented 1% or less of the portfolio. Mortgage finance loans relate to our mortgage warehouse lending operations in which we invest in mortgage loan ownership interests that are typically sold within 10 to 20 days. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans as well as overall market interest rates and tend to peak at the end of each month.
We originate a substantial majority of all loans held for investment (excluding mortgage finance loans). We also participate in syndicated loan relationships, both as a participant and as an agent. As of June 30, 2017, we had $2.5 billion in syndicated loans, $690.1 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of June 30, 2017, $24.6 million of our syndicated loans were on non-accrual.
Portfolio Geographic Concentration
When considering our mortgage finance loans and other national lines of business, more than 50% of our loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas. However, as of June 30, 2017, a majority of our loans held for investment, excluding our mortgage finance loans and other national lines of business, were to businesses with headquarters and operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We also make loans to these customers that are secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses.

Summary of Loan Loss Experience
The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. We recorded a provision for credit losses of $13.0 million during the second quarter of 2017 compared to $16.0 million in the second quarter of 2016 and $9.0 million in the first quarter of 2017. The decrease in provision recorded during the second quarter of 2017 compared to the same period in 2016 was primarily related to improvements in the composition of our pass-rated and classified loan portfolios, including energy loans.
The allowance for credit losses, which includes a liability for losses on unfunded commitments, totaled $183.4 million at June 30, 2017, $179.5 million at December 31, 2016 and $176.8 million at June 30, 2016. The combined allowance as a percentage of loans held for investment excluding mortgage finance loans decreased to 1.28% at June 30, 2017 from 1.38% and 1.41% at December 31, 2016 and June 30, 2016, respectively, as a result of strong loan growth.
The overall allowance for loan losses results from consistent application of our loan loss reserve methodology. At June 30, 2017, we believe the allowance is sufficient to cover all inherent losses in the portfolio and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the appropriateness of the allowance for loan losses change, our estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

Activity in the allowance for loan losses is presented in the following table (in thousands, except percentage and multiple data):

	Six months ended June 30, 2017	Year ended December 31, 2016	Six months ended June 30, 2016
Allowance for loan losses:
Beginning balance	$168,126	$141,111	$141,111
Loans charged-off:
Commercial	21,543	56,558	24,287
Real estate	40	528	528
Consumer	180	47	—
Leases	—	—	—
Total charge-offs	21,763	57,133	24,815
Recoveries:
Commercial	3,442	9,364	5,334
Construction	101	34	34
Real estate	53	63	21
Consumer	41	21	11
Leases	8	77	45
Total recoveries	3,645	9,559	5,445
Net charge-offs	18,118	47,574	19,370
Provision for loan losses	24,217	74,589	45,656
Ending balance	$174,225	$168,126	$167,397
Allowance for off-balance sheet credit losses:
Beginning balance	$11,422	$9,011	$9,011
Provision for off-balance sheet credit losses	(2,217)	2,411	344
Ending balance	$9,205	$11,422	$9,355
Total allowance for credit losses	$183,430	$179,548	$176,752
Total provision for credit losses	$22,000	$77,000	$46,000
Allowance for loan losses to LHI	0.90%	0.96%	0.94%
Allowance for loan losses to LHI excluding mortgage finance loans	1.22%	1.29%	1.34%
Net charge-offs to average LHI(1)	0.22%	0.29%	0.24%
Net charge-offs to average LHI excluding mortgage finance loans(1)	0.27%	0.38%	0.32%
Total provision for credit losses to average LHI	0.27%	0.46%	0.57%
Total provision for credit losses to average LHI excluding mortgage finance loans	0.33%	0.62%	0.76%
Recoveries to total charge-offs	16.83%	16.73%	21.94%
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.14%	0.19%	0.17%
Combined allowance for credit losses to LHI	0.94%	1.03%	1.00%
Combined allowance for credit losses to LHI excluding mortgage finance loans	1.28%	1.38%	1.41%
Non-performing assets:
Non-accrual loans(2)	$123,730	$167,791	$165,429
OREO(3)	18,689	18,961	18,727
Total	$142,419	$186,752	$184,156
Restructured loans	$—	$—	$249
Loans past due 90 days and still accruing(4)	11,077	10,729	7,743
Allowance for loan losses to non-accrual loans	1.4x	1.0x	1.0x

(1)	Interim period ratios are annualized.

(2)	As of June 30, 2017, December 31, 2016 and June 30, 2016, non-accrual loans included $16.7 million, $18.1 million and $33.3 million, respectively, in loans that met the criteria for restructured.

(3)	We did not have a valuation allowance recorded against the OREO balance at June 30, 2017, December 31, 2016 or June 30, 2016.

(4)	At June 30, 2017, December 31, 2016 and June 30, 2016, loans past due 90 days and still accruing include premium finance loans of $6.3 million, $6.8 million and $5.0 million, respectively.
Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type and by type of property securing the credit and OREO (in thousands):

	June 30, 2017	December 31, 2016	June 30, 2016

Non-accrual loans(1)
Commercial
Oil and gas properties	$78,824	$115,599	$126,658
Assets of the borrowers	15,305	18,592	31,038
Inventory	23,297	27,630	2,039
Other	2,142	3,119	2,890
Total commercial	119,568	164,940	162,625
Construction
Commercial buildings	—	—	—
Unimproved land	—	—	—
Other	—	159	—
Total construction	—	159	—
Real estate
Commercial property	2,591	2,083	2,091
Unimproved land and/or developed residential lots	—	—	—
Single family residences	1,294	—	—
Farm land	—	326	—
Other	277	—	713
Total real estate	4,162	2,409	2,804
Consumer	—	200	—
Leases	—	83	—
Total non-accrual loans	123,730	167,791	165,429
Repossessed assets:
OREO(2)	18,689	18,961	18,727
Other repossessed assets	—	—	—
Total non-performing assets	$142,419	$186,752	$184,156

(1)	As of June 30, 2017, December 31, 2016 and June 30, 2016, non-accrual loans included $16.7 million, $18.1 million and $33.3 million, respectively, in loans that met the criteria for restructured.

(2)	We did not have a valuation allowance recorded against the OREO balance at June 30, 2017, December 31, 2016 or June 30, 2016.
Total non-performing assets at June 30, 2017 decreased $41.8 million from June 30, 2016 and $44.3 million from December 31, 2016. We experienced a significant decrease in levels of non-performing assets during the six months ended June 30, 2017 compared to the same period in 2016, primarily related to improvements in our energy portfolio. Energy non-performing assets totaled $82.6 million at June 30, 2017 compared to $121.5 million at December 31, 2016 and $125.9 million at June 30, 2016. Our provision for credit losses decreased as a result of these improvements, as well as improvements in the composition of our pass-rated and classified loan portfolios. This resulted in a decrease in the reserve for loan losses as a percent of loans excluding mortgage finance loans for June 30, 2017 compared to December 31, 2016 and June 30, 2016.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At June 30, 2017, we had $32.3 million in loans of this type, compared to $19.3 million at December 31, 2016, which were not included in either non-accrual or 90 days past due categories.
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

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), which take into account the demonstrated marketability of assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost effectiveness. For the year ended December 31, 2016 and for the six months ended June 30, 2017 our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from Federal funds purchased and Federal Home Loan Bank ("FHLB") borrowings, which are generally used to fund mortgage finance assets.
Liquidity assets were $2.1 billion at June 30, 2017, and continue to be significant as a result of deposit growth and increases in borrowing capacity related to our mortgage finance loans. The following table summarizes the growth in and composition of liquidity assets (in thousands):

	June 30, 2017	December 31, 2016	June 30, 2016
Federal funds sold and securities purchased under resale agreements	$25,000	$25,000	$30,000
Interest-bearing deposits	2,117,658	2,700,645	2,594,170
Total liquidity assets	$2,142,658	$2,725,645	$2,624,170

Total liquidity assets as a percent of:
Total loans held for investment, excluding mortgage finance loans	15.0%	21.0%	21.0%
Total loans held for investment	11.0%	15.6%	14.8%
Total earning assets	9.6%	12.9%	12.8%
Total deposits	12.4%	16.0%	15.7%
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

	June 30, 2017	December 31, 2016	June 30, 2016
Deposits from core customers	$15,766.1	$15,400.5	$15,136.3
Deposits from core customers as a percent of total deposits	91.2%	90.5%	90.6%
Relationship brokered deposits	$1,526.1	$1,616.3	$1,567.3
Relationship brokered deposits as a percent of total deposits	8.8%	9.5%	9.4%
Traditional brokered deposits	$—	$—	$—
Traditional brokered deposits as a percent of total deposits	—%	—%	—%
Average deposits from core customers(1)	$15,700.8	$15,723.8	$14,750.9
Average deposits from core customers as a percent of total quarterly average deposits(1)	91.7%	91.3%	91.0%
Average relationship brokered deposits(1)	$1,426.8	$1,496.1	$1,464.4
Average relationship brokered deposits as a percent of total quarterly average deposits(1)	8.3%	8.7%	9.0%
Average traditional brokered deposits(1)	$—	$—	$—
Average traditional brokered deposits as a percent of total quarterly average deposits(1)	—%	—%	—%

(1)	Annual averages presented for December 31, 2016.
We have access to sources of traditional brokered deposits that we estimate to be $3.5 billion. Based on our internal guidelines, we have chosen to limit our use of these sources to a lesser amount. Customer deposits (total deposits, including relationship brokered deposits, minus brokered CDs) at June 30, 2017 increased by $275.4 million from December 31, 2016 and increased $588.6 million from June 30, 2016.
We have short-term borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our mortgage finance assets, due to their liquidity, short duration and interest spreads available. These borrowing sources include Federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes and advances from the FHLB and the Federal Reserve. The following table summarizes our short-term borrowings as of June 30, 2017 (in thousands):

Federal funds purchased	$457,800
Repurchase agreements	4,424
FHLB borrowings	2,700,000
Line of credit	—
Total short-term borrowings	$3,162,224
Maximum short-term borrowings outstanding at any month-end during 2017	$3,162,224
The following table summarizes our other borrowing capacities in excess of balances outstanding at June 30, 2017 (in thousands):

FHLB borrowing capacity relating to loans	$3,604,741
FHLB borrowing capacity relating to securities	7,414
Total FHLB borrowing capacity	$3,612,155
Unused Federal funds lines available from commercial banks	$820,000

The following table summarizes our long-term borrowings as of June 30, 2017 (in thousands):

Subordinated notes	$281,225
Trust preferred subordinated debentures	113,406
Total long-term borrowings	$394,631
At June 30, 2017, we had a revolving, non-amortizing line of credit with a maximum availability of $130.0 million. This line of credit matures on December 19, 2017. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. As of June 30, 2017 and December 31, 2016, there were no borrowings outstanding.
Our equity capital, including $150 million in preferred stock, averaged $2.1 billion for the six months ended June 30, 2017, as compared to $1.7 billion for the same period in 2016. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
As of June 30, 2017, our capital ratios were above the levels required to be well capitalized. We believe that our earnings, periodic capital raising transactions and the addition of loan and deposit relationships will allow us to continue to grow organically.

Commitments and Contractual Obligations
The following table presents significant fixed and determinable contractual payment obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of June 30, 2017, our significant fixed and determinable contractual obligations to third parties, excluding interest, were as follows (in thousands):

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
Deposits without a stated maturity	$16,837,930	$—	$—	$—	$16,837,930
Time deposits	431,449	22,234	610	—	454,293
Federal funds purchased and customer repurchase agreements	462,224	—	—	—	462,224
FHLB borrowings	2,700,000	—	—	—	2,700,000
Operating lease obligations(1)	16,494	32,698	26,891	23,643	99,726
Subordinated notes	—	—	—	281,225	281,225
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total contractual obligations	$20,448,097	$54,932	$27,501	$418,274	$20,948,804

(1)	Non-balance sheet item.
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
We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 - Operations and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included Annual Report on Form 10-K filed with the SEC on February 17, 2017. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policy noted below could be deemed to meet the SEC’s definition of a critical accounting policy.
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
We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets held for purposes other than trading. Additionally, we have some market risk relative to commodity prices through our energy lending activities. Petroleum and natural gas commodity prices declined substantially beginning in 2014, and prices have continued to be suppressed through 2017. Such declines in commodity prices have and, if continued, could negatively impact our energy clients' ability to perform on their loan obligations. Management does not currently expect the current decline in commodity prices to have a material adverse effect on our financial position. Foreign exchange rates, commodity prices and/or equity prices do not pose significant market risk to us.
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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of June 30, 2017, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest-rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
June 30, 2017
(In thousands)

	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Interest-bearing deposits, federal funds sold and securities purchased under resale agreements	$2,142,658	$—	—	$—	$2,142,658
Securities(1)	98,977	6,581	1,261	12,224	119,043
Total variable loans	17,337,176	36,545	—	—	17,373,721
Total fixed loans	494,779	1,403,603	732,273	402,527	3,033,182
Total loans(2)	17,831,955	1,440,148	732,273	402,527	20,406,903
Total interest sensitive assets	$20,073,590	$1,446,729	$733,534	$414,751	$22,668,604
Liabilities:
Interest-bearing customer deposits	$8,663,100	$—	$—	$—	$8,663,100
CDs & IRAs	210,312	221,137	22,234	610	454,293
Traditional brokered deposits	—	—	—	—	—
Total interest-bearing deposits	8,873,412	221,137	22,234	610	9,117,393
Repurchase agreements, Federal funds purchased, FHLB borrowings, line of credit	3,162,224	—	—	—	3,162,224
Subordinated notes	—	—	—	281,225	281,225
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	3,162,224	—	—	394,631	3,556,855
Total interest sensitive liabilities	$12,035,636	$221,137	$22,234	$395,241	$12,674,248
Gap	$8,037,954	$1,225,592	$711,300	$19,510	$—
Cumulative Gap	8,037,954	9,263,546	9,974,846	9,994,356	9,994,356

Demand deposits					$8,174,830
Stockholders’ equity					2,100,553
Total					$10,275,383

(1)	Securities based on fair market value.

(2)	Loans are stated at gross.
The table above sets forth the balances as of June 30, 2017 for interest-bearing assets, interest-bearing liabilities, and the total of non-interest-bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and loan and deposit account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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

The two “shock test” scenarios assume a sustained parallel 100 and 200 basis point increase in interest rates. As short-term rates have remained low through 2016 and the first six months of 2017, we do not believe that analysis of an assumed decrease in interest rates would provide meaningful results. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%, at which point we will resume evaluations of shock scenarios in which interest rates decrease.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario		Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	100 bp Increase	200 bp Increase	100 bp Increase	200 bp Increase
	June 30, 2017		June 30, 2016
Change in net interest income	$119,929	$241,922	$110,368	$228,444
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

ITEM 5.	OTHER INFORMATION
On July 18, 2017, in connection with Julie Anderson’s promotion to Chief Financial Officer, the Company’s Board of Directors approved the grant of 3,205 restricted stock units to Ms. Anderson, which will vest at 20% per year over a five-year period beginning on the first anniversary of the grant date. The award was granted pursuant to the Company's 2015 Long-Term Incentive Plan.

ITEM 6.	EXHIBITS

(a)	Exhibits
10.1*
Retirement Transition and Award Agreement dated May 30, 2017, between Texas Capital Bancshares, Inc. and Peter Bartholow, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 30, 2017.

10.2*
Amended and Restated Executive Employment Agreement dated May 30, 2017, between Texas Capital Bancshares, Inc. and Julie Anderson, which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 30, 2017.

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

101
The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

* Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: July 20, 2017

/s/ Julie Anderson
Julie Anderson
Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number
10.1*
Retirement Transition and Award Agreement dated May 30, 2017, between Texas Capital Bancshares, Inc. and Peter Bartholow, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 30, 2017.

10.2*
Amended and Restated Executive Employment Agreement dated May 30, 2017, between Texas Capital Bancshares, Inc. and Julie Anderson, which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 30, 2017.

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

101
The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

* Denotes management contract or compensatory plan.