Form 10-Q
period 2017-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2017-10-19
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On October 18, 2017, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share 49,626,545

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended September 30, 2017

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$143,616	$113,707
Interest-bearing deposits	2,332,537	2,700,645
Federal funds sold and securities purchased under resale agreements	25,000	25,000
Securities, available-for-sale	24,224	24,874
Loans held for sale, at fair value	955,983	968,929
Loans held for investment, mortgage finance	5,642,285	4,497,338
Loans held for investment (net of unearned income)	14,828,406	13,001,011
Less: Allowance for loan losses	182,929	168,126
Loans held for investment, net	20,287,762	17,330,223
Mortgage servicing rights, net	77,630	28,536
Premises and equipment, net	23,882	19,775
Accrued interest receivable and other assets	511,207	465,933
Goodwill and intangible assets, net	19,157	19,512
Total assets	$24,400,998	$21,697,134
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$8,263,202	$7,994,201
Interest-bearing	10,818,055	9,022,630
Total deposits	19,081,257	17,016,831
Accrued interest payable	4,562	5,498
Other liabilities	178,599	161,223
Federal funds purchased and repurchase agreements	83,496	109,575
Other borrowings	2,500,000	2,000,000
Subordinated notes, net	281,315	281,044
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	22,242,635	19,687,577
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares – 10,000,000
Issued shares – 6,000,000 shares issued at September 30, 2017 and December 31, 2016	150,000	150,000
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 49,622,242 and 49,504,079 at September 30, 2017 and December 31, 2016, respectively	496	495
Additional paid-in capital	959,251	955,468
Retained earnings	1,048,195	903,187
Treasury stock (shares at cost: 417 at September 30, 2017 and December 31, 2016)	(8)	(8)
Accumulated other comprehensive income, net of taxes	429	415
Total stockholders’ equity	2,158,363	2,009,557
Total liabilities and stockholders’ equity	$24,400,998	$21,697,134
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME – UNAUDITED
(In thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest income
Interest and fees on loans	$229,116	$177,724	$607,386	$501,673
Securities	341	232	853	739
Federal funds sold and securities purchased under resale agreements	642	455	1,606	1,209
Deposits in other banks	7,544	4,081	19,935	11,116
Total interest income	237,643	182,492	629,780	514,737
Interest expense
Deposits	22,435	8,950	52,261	26,743
Federal funds purchased	891	126	1,869	362
Other borrowings	4,835	1,733	9,757	4,265
Subordinated notes	4,191	4,191	12,573	12,573
Trust preferred subordinated debentures	930	753	2,641	2,203
Total interest expense	33,282	15,753	79,101	46,146
Net interest income	204,361	166,739	550,679	468,591
Provision for credit losses	20,000	22,000	42,000	68,000
Net interest income after provision for credit losses	184,361	144,739	508,679	400,591
Non-interest income
Service charges on deposit accounts	3,211	2,880	9,323	7,401
Wealth management and trust fee income	1,627	1,113	4,386	3,024
Bank owned life insurance (BOLI) income	615	520	1,562	1,592
Brokered loan fees	6,152	7,581	17,639	18,090
Servicing income	4,486	310	10,387	305
Swap fees	647	918	3,404	2,330
Other	2,265	3,394	8,181	9,203
Total non-interest income	19,003	16,716	54,882	41,945
Non-interest expense
Salaries and employee benefits	67,882	56,722	194,039	162,904
Net occupancy expense	6,436	5,634	19,062	17,284
Marketing	7,242	4,292	18,349	12,686
Legal and professional	6,395	5,333	20,975	16,883
Communications and technology	6,002	6,620	24,414	19,228
FDIC insurance assessment	6,203	6,355	16,800	17,867
Servicing related expenses	3,897	620	8,329	1,305
Other	10,773	9,223	30,770	27,717
Total non-interest expense	114,830	94,799	332,738	275,874
Income before income taxes	88,534	66,656	230,823	166,662
Income tax expense	29,850	23,931	78,502	59,929
Net income	58,684	42,725	152,321	106,733
Preferred stock dividends	2,438	2,438	7,313	7,313
Net income available to common stockholders	$56,246	$40,287	$145,008	$99,420
Other comprehensive income (loss)
Change in net unrealized gain on available-for-sale securities arising during period, before-tax	$52	$(63)	$22	$(121)
Income tax benefit related to net unrealized gain on available-for-sale securities	18	(23)	8	(43)
Other comprehensive loss, net of tax	34	(40)	14	(78)
Comprehensive income	$58,718	$42,685	$152,335	$106,655

Basic earnings per common share	$1.13	$0.88	$2.93	$2.16
Diluted earnings per common share	$1.12	$0.87	$2.89	$2.14
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands except share data)

	Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
Balance at December 31, 2015 (audited)	6,000,000	$150,000	45,874,224	$459	$714,546	$757,818	(417)	$(8)	$718	$1,623,533
Comprehensive income:
Net income	—	—	—	—	—	106,733	—	—	—	106,733
Change in unrealized gain on available-for-sale securities, net of taxes of $43	—	—	—	—	—	—	—	—	(78)	(78)
Total comprehensive income										106,655
Tax benefit related to exercise of stock-based awards	—	—	—	—	1,213	—	—	—	—	1,213
Stock-based compensation expense recognized in earnings	—	—	—	—	3,466	—	—	—	—	3,466
Preferred stock dividend	—	—	—	—	—	(7,313)	—	—	—	(7,313)
Issuance of stock related to stock-based awards	—	—	135,688	1	(1,773)	—	—	—	—	(1,772)
Balance at September 30, 2016	6,000,000	$150,000	46,009,912	$460	$717,452	$857,238	(417)	$(8)	$640	$1,725,782

Balance at December 31, 2016 (audited)	6,000,000	$150,000	49,504,079	$495	$955,468	$903,187	(417)	$(8)	$415	$2,009,557
Comprehensive income:
Net income	—	—	—	—	—	152,321	—	—	—	152,321
Change in unrealized gain on available-for-sale securities, net of taxes of $8	—	—	—	—	—	—	—	—	14	14
Total comprehensive income										152,335
Stock-based compensation expense recognized in earnings	—	—	—	—	5,717	—	—	—	—	5,717
Preferred stock dividend	—	—	—	—	—	(7,313)	—	—	—	(7,313)
Issuance of stock related to stock-based awards	—	—	84,568	1	(1,934)	—	—	—	—	(1,933)
Issuance of common stock related to warrants	—	—	33,595	—	—	—	—	—	—	—
Balance at September 30, 2017	6,000,000	$150,000	49,622,242	$496	$959,251	$1,048,195	(417)	$(8)	$429	$2,158,363
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	Nine months ended September 30,
	2017	2016
Operating activities
Net income	$152,321	$106,733
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	42,000	68,000
Depreciation and amortization	19,624	16,179
Increase in valuation allowance on mortgage servicing rights	216	414
Bank owned life insurance (BOLI) income	(1,562)	(1,592)
Stock-based compensation expense	15,021	6,175
Excess tax benefits from stock-based compensation arrangements	—	(1,328)
Purchases and originations of loans held for sale	(4,315,065)	(1,927,702)
Proceeds from sales and repayments of loans held for sale	4,282,910	1,352,322
Net (gain) loss on sale of loans held for sale and other assets	1,005	(1,307)
Technology write-off	5,285	—
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(68,672)	(79,267)
Accrued interest payable and other liabilities	8,434	34,172
Net cash provided by (used in) operating activities	141,517	(427,201)
Investing activities
Purchases of available-for-sale securities	(97,381)	(1,278)
Maturities and calls of available-for-sale securities	94,775	265
Principal payments received on available-for-sale securities	3,278	4,528
Originations of mortgage finance loans	(62,284,036)	(74,594,117)
Proceeds from pay-offs of mortgage finance loans	61,139,089	74,599,234
Net increase in loans held for investment, excluding mortgage finance loans	(1,856,253)	(943,534)
Purchase of premises and equipment, net	(9,056)	(1,526)
Proceeds from sale of foreclosed assets	767	62
Net cash used in investing activities	(3,008,817)	(936,366)
Financing activities
Net increase in deposits	2,064,426	3,060,504
Costs from issuance of stock related to stock-based awards and warrants	(1,933)	(1,772)
Preferred dividends paid	(7,313)	(7,313)
Net increase in other borrowings	500,000	170,000
Excess tax benefits from stock-based compensation arrangements	—	1,328
Decrease in Federal funds purchased and repurchase agreements	(26,079)	(61,631)
Net cash provided by financing activities	2,529,101	3,161,116
Net increase (decrease) in cash and cash equivalents	(338,199)	1,797,549
Cash and cash equivalents at beginning of period	2,839,352	1,790,870
Cash and cash equivalents at end of period	$2,501,153	$3,588,419
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$80,037	$48,119
Cash paid during the period for income taxes	72,485	68,716
Transfers from loans/leases to OREO and other repossessed assets	—	18,822
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

(2) EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$58,684	$42,725	$152,321	$106,733
Preferred stock dividends	2,438	2,438	7,313	7,313
Net income available to common stockholders	56,246	40,287	$145,008	99,420
Denominator:
Denominator for basic earnings per share— weighted average shares	49,607,028	45,980,517	49,573,456	45,931,357
Effect of employee stock-based awards(1)	214,468	118,885	235,011	119,021
Effect of warrants to purchase common stock	429,370	410,281	431,551	382,578
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	50,250,866	46,509,683	50,240,018	46,432,956
Basic earnings per common share	$1.13	$0.88	$2.93	$2.16
Diluted earnings per common share	$1.12	$0.87	$2.89	$2.14

(1)
SARs and RSUs outstanding of 6,200 at September 30, 2017 and 319,476 at September 30, 2016 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

(3) SECURITIES
The following is a summary of available-for-sale securities (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Residential mortgage-backed securities	$11,402	$756	$—	$12,158
Equity securities(1)	12,161	266	(361)	12,066
	$23,563	$1,022	$(361)	$24,224

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Residential mortgage-backed securities	$14,680	$972	$—	$15,652
Municipals	275	—	—	275
Equity securities(1)	9,280	27	(360)	8,947
	$24,235	$999	$(360)	$24,874

(1)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.
The amortized cost and estimated fair value of available-for-sale securities are presented below by contractual maturity (in thousands, except percentage data):

	September 30, 2017
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	689	396	2,177	8,140	11,402
Estimated fair value	708	440	2,405	8,605	12,158
Weighted average yield(3)	4.53%	5.97%	5.48%	3.01%	3.68%
Equity securities:(4)
Amortized cost	12,161	—	—	—	12,161
Estimated fair value	12,066	—	—	—	12,066
Total available-for-sale securities:
Amortized cost					$23,563
Estimated fair value					$24,224

	December 31, 2016
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$9	$2,047	$3,147	$9,477	$14,680
Estimated fair value	9	2,104	3,495	10,044	15,652
Weighted average yield(3)	5.50%	4.70%	5.55%	2.84%	3.68%
Municipals:(2)
Amortized cost	275	—	—	—	275
Estimated fair value	275	—	—	—	275
Weighted average yield(3)	5.61%	—%	—%	—%	5.61%
Equity securities:(4)
Amortized cost	9,280	—	—	—	9,280
Estimated fair value	8,947	—	—	—	8,947
Total available-for-sale securities:
Amortized cost					$24,235
Estimated fair value					$24,874

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

(4)	These equity securities do not have a stated maturity.
At September 30, 2017, securities with carrying values of $2.7 million and $8.0 million were pledged to secure certain deposits and repurchase agreements, respectively.
The following table discloses, as of September 30, 2017 and December 31, 2016, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

September 30, 2017	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$—	$—	$6,139	$(361)	$6,139	$(361)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$1,015	$(6)	$6,146	$(354)	$7,161	$(360)
At September 30, 2017, we owned one security in an unrealized loss position. The security is a publicly traded equity fund and is subject to market pricing volatility. We do not believe this unrealized loss is “other-than-temporary” as of September 30, 2017. We have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation we have the ability and intent to hold the investment until recovery of fair value.

(4) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR LOAN LOSSES
At September 30, 2017 and December 31, 2016, loans held for investment were as follows (in thousands):

	September 30, 2017	December 31, 2016
Commercial	$8,810,825	$7,291,545
Mortgage finance	5,642,285	4,497,338
Construction	2,099,355	2,098,706
Real estate	3,683,564	3,462,203
Consumer	70,436	34,587
Leases	259,720	185,529
Gross loans held for investment	20,566,185	17,569,908
Deferred income (net of direct origination costs)	(95,494)	(71,559)
Allowance for loan losses	(182,929)	(168,126)
Total loans held for investment	$20,287,762	$17,330,223
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
Mortgage Finance Loans. Our mortgage finance loans consist of ownership interests purchased in single-family residential mortgages funded through our mortgage finance group. These loans are typically held on our balance sheet for 10 to 20 days. We have agreements with mortgage lenders and purchase interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans. Balances as of September 30, 2017 and December 31, 2016 are stated net of $150.7 million and $839.0 million participations sold, respectively.
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

At September 30, 2017 and December 31, 2016, we had a blanket floating lien on certain real estate-secured loans, mortgage finance loans and certain securities used as collateral for Federal Home Loan Bank (“FHLB”) borrowings.
Summary of Loan Loss Experience
The allowance for loan losses is comprised of general reserves, specific reserves for impaired loans and an additional qualitative reserve based on our estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We consider the allowance at September 30, 2017 to be appropriate, given management's assessment of losses inherent in the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in our market areas and other factors.
The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and non-accrual status as of September 30, 2017 and December 31, 2016 (in thousands):

September 30, 2017
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$8,541,821	$5,642,285	$2,085,300	$3,611,667	$69,974	$242,335	$20,193,382
Special mention	28,288	—	14,055	34,804	369	—	77,516
Substandard-accruing	124,329	—	—	35,275	93	17,385	177,082
Non-accrual	116,387	—	—	1,818	—	—	118,205
Total loans held for investment	$8,810,825	$5,642,285	$2,099,355	$3,683,564	$70,436	$259,720	$20,566,185

December 31, 2016
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$6,941,310	$4,497,338	$2,074,859	$3,430,346	$34,249	$181,914	$17,160,016
Special mention	69,447	—	10,901	21,932	—	3,532	105,812
Substandard-accruing	115,848	—	12,787	7,516	138	—	136,289
Non-accrual	164,940	—	159	2,409	200	83	167,791
Total loans held for investment	$7,291,545	$4,497,338	$2,098,706	$3,462,203	$34,587	$185,529	$17,569,908

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

September 30, 2017
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Additional Qualitative Reserve	Total
Beginning balance	$128,768	$—	$13,144	$19,149	$241	$1,124	$5,700	$168,126
Provision for loan losses	21,388	—	4,431	12,948	221	2,774	1,899	43,661
Charge-offs	32,146	—	59	290	180	—	—	32,675
Recoveries	3,574	—	104	74	56	9	—	3,817
Net charge-offs (recoveries)	28,572	—	(45)	216	124	(9)	—	28,858
Ending balance	$121,584	$—	$17,620	$31,881	$338	$3,907	$7,599	$182,929
Period end amount allocated to:
Loans individually evaluated for impairment	$24,410	$—	$—	$26	$—	$—	$—	$24,436
Loans collectively evaluated for impairment	97,174	—	17,620	31,855	338	3,907	7,599	158,493
Ending balance	$121,584	$—	$17,620	$31,881	$338	$3,907	$7,599	$182,929

September 30, 2016
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Additional Qualitative Reserve	Total
Beginning balance	$112,446	$—	$6,836	$13,381	$338	$3,931	$4,179	$141,111
Provision for loan losses	65,446	—	1,607	1,981	(23)	(2,646)	(226)	66,139
Charge-offs	34,232	—	—	528	40	—	—	34,800
Recoveries	7,829	—	34	36	16	71	—	7,986
Net charge-offs (recoveries)	26,403	—	(34)	492	24	(71)	—	26,814
Ending balance	$151,489	$—	$8,477	$14,870	$291	$1,356	$3,953	$180,436
Period end amount allocated to:
Loans individually evaluated for impairment	$42,674	$—	$24	$136	$30	$—	$—	$42,864
Loans collectively evaluated for impairment	108,815	—	8,453	14,734	261	1,356	3,953	137,572
Ending balance	$151,489	$—	$8,477	$14,870	$291	$1,356	$3,953	$180,436
The table below presents the activity in the portion of the allowance for credit losses related to losses on unfunded commitments for the three and nine months ended September 30, 2017 and 2016 (in thousands). This liability is recorded in other liabilities in the consolidated balance sheet.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Beginning balance	$9,205	$9,355	$11,422	$9,011
Provision for off-balance sheet credit losses	556	1,517	(1,661)	1,861
Ending balance	$9,761	$10,872	$9,761	$10,872

We have traditionally maintained an additional qualitative reserve component to compensate for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. The increase in the additional qualitative reserve at September 30, 2017 was primarily driven by a $4.5 million provision related to the potential impact to our loan portfolio from Hurricanes Harvey and Irma ("Hurricanes"). This qualitative factor serves to measure 1) the impact on incurred credit losses resulting from the Hurricanes and 2) the imprecision in the identification and measurement of loans impacted by the Hurricanes. We believe the level of additional qualitative reserve at September 30, 2017 is warranted due to the continued uncertain economic environment which has produced losses, including those resulting from borrowers' misstatement of financial information or inaccurate certification of collateral values. Such losses are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses; however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of continued uncertainty regarding the economy or the complete identification of loans impacted by the aforementioned weather events.
Our recorded investment in loans as of September 30, 2017, December 31, 2016 and September 30, 2016 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows (in thousands):

September 30, 2017
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$117,426	$—	$—	$2,117	$—	$—	$119,543
Loans collectively evaluated for impairment	8,693,399	5,642,285	2,099,355	3,681,447	70,436	259,720	20,446,642
Total	$8,810,825	$5,642,285	$2,099,355	$3,683,564	$70,436	$259,720	$20,566,185

December 31, 2016
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$166,669	$—	$159	$3,751	$200	$83	$170,862
Loans collectively evaluated for impairment	7,124,876	4,497,338	2,098,547	3,458,452	34,387	185,446	17,399,046
Total	$7,291,545	$4,497,338	$2,098,706	$3,462,203	$34,587	$185,529	$17,569,908

September 30, 2016
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$168,014	$—	$159	$3,787	$200	$—	$172,160
Loans collectively evaluated for impairment	6,885,965	4,961,159	2,150,294	3,388,044	27,354	96,878	17,509,694
Total	$7,053,979	$4,961,159	$2,150,453	$3,391,831	$27,554	$96,878	$17,681,854

Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of September 30, 2017, none of our non-accrual loans were earning on a cash basis compared to $811,000 at December 31, 2016. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the original loan agreement. In accordance with ASC 310, Receivables, we have also included all restructured and formerly restructured loans in our impaired loan totals. The following tables detail our impaired loans, by portfolio class, as of September 30, 2017 and December 31, 2016 (in thousands):

September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$23,561	$24,983	$—	$23,513	$—
Energy	32,378	37,221	—	39,196	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	—	—	—	—	—
Commercial	1,700	1,700	—	2,388	—
Secured by 1-4 family	—	—	—	—	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$57,639	$63,904	$—	$65,097	$—
With an allowance recorded:
Commercial
Business loans	$12,267	$12,267	$3,226	$15,689	$—
Energy	49,220	62,259	21,184	53,839	6
Construction
Market risk	—	—	—	35	—
Real estate
Market risk	299	299	6	548	—
Commercial	—	—	—	—	—
Secured by 1-4 family	118	118	20	649	—
Consumer	—	—	—	44	—
Leases	—	—	—	18	—
Total impaired loans with an allowance recorded	$61,904	$74,943	$24,436	$70,822	$6
Combined:
Commercial
Business loans	$35,828	$37,250	$3,226	$39,202	$—
Energy	81,598	99,480	21,184	93,035	6
Construction
Market risk	—	—	—	35	—
Real estate
Market risk	299	299	6	548	—
Commercial	1,700	1,700	—	2,388	—
Secured by 1-4 family	118	118	20	649	—
Consumer	—	—	—	44	—
Leases	—	—	—	18	—
Total impaired loans	$119,543	$138,847	$24,436	$135,919	$6

December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$23,868	$27,992	$—	$12,361	$—
Energy	46,753	54,522	—	54,075	—
Construction
Market risk	—	—	—	2,778	—
Real estate
Market risk	—	—	—	—	—
Commercial	2,083	2,083	—	4,483	38
Secured by 1-4 family	—	—	—	—	—
Consumer	—	—	—	—	—
Leases	—	—	—	403	—
Total impaired loans with no allowance recorded	$72,704	$84,597	$—	$74,100	$38
With an allowance recorded:
Commercial
Business loans	$21,303	$21,303	$7,055	$22,277	$—
Energy	74,745	88,987	27,350	73,637	24
Construction
Market risk	159	159	24	53	—
Real estate
Market risk	1,342	1,342	20	3,000	—
Commercial	—	—	—	—	—
Secured by 1-4 family	326	326	113	435	—
Consumer	200	200	30	67	—
Leases	83	83	13	548	—
Total impaired loans with an allowance recorded	$98,158	$112,400	$34,605	$100,017	$24
Combined:
Commercial
Business loans	$45,171	$49,295	$7,055	$34,638	$—
Energy	121,498	143,509	27,350	127,712	24
Construction
Market risk	159	159	24	2,831	—
Real estate
Market risk	1,342	1,342	20	3,000	—
Commercial	2,083	2,083	—	4,483	38
Secured by 1-4 family	326	326	113	435	—
Consumer	200	200	30	67	—
Leases	83	83	13	951	—
Total impaired loans	$170,862	$196,997	$34,605	$174,117	$62

Average impaired loans outstanding during the nine months ended September 30, 2017 and 2016 totaled $135.9 million and $174.9 million, respectively.
The table below provides an age analysis of our loans held for investment as of September 30, 2017 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing(1)	Total Past Due	Non-accrual	Current	Total
Commercial
Business loans	$25,301	$18,704	$8,892	$52,897	$34,789	$7,635,061	$7,722,747
Energy	9,950	4,484	—	14,434	81,598	992,046	1,088,078
Mortgage finance loans	—	—	—	—	—	5,642,285	5,642,285
Construction
Market risk	663	—	—	663	—	2,074,537	2,075,200
Secured by 1-4 family	—	—	—	—	—	24,155	24,155
Real estate
Market risk	1,301	—	—	1,301	—	2,639,169	2,640,470
Commercial	1,839	—	—	1,839	1,700	782,185	785,724
Secured by 1-4 family	2,798	—	—	2,798	118	254,454	257,370
Consumer	—	—	—	—	—	70,436	70,436
Leases	11,701	—	—	11,701	—	248,019	259,720
Total loans held for investment	$53,553	$23,188	$8,892	$85,633	$118,205	$20,362,347	$20,566,185

(1)
Loans past due 90 days and still accruing includes premium finance loans of $8.4 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of the contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, a reduction of the face amount of debt or forgiveness of either principal or accrued interest. At September 30, 2017 and December 31, 2016, we did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at September 30, 2017 and December 31, 2016, $12.0 million and $18.1 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally over no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with the modified terms in calendar years after the year of the restructure.

The following table summarizes, for the nine months ended September 30, 2017 and 2016, loans that were restructured during 2017 and 2016 (in thousands):

September 30, 2017
	Number of Restructured Loans	Balance at Restructure	Balance at Period-End
Energy loans	1	$1,070	$—
Commercial business loans	1	$599	$721
Total new restructured loans in 2017	2	$1,669	$721

September 30, 2016
	Number of Restructured Loans	Balance at Restructure	Balance at Period-End
Energy loans	2	$14,235	$13,289
Total new restructured loans in 2016	2	$14,235	$13,289
The restructured loans generally include terms to temporarily place loans on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above loans. The restructuring of the loans did not have a significant impact on our allowance for loan losses at September 30, 2017 or 2016.
The following table provides information on how restructured loans were modified during the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine months ended September 30,
	2017	2016
Extended maturity	$721	$—
Adjusted payment schedule	—	12,647
Combination of maturity extension and payment schedule adjustment	—	642
Other	—	—
Total	$721	$13,289
As of September 30, 2017 and 2016, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
(5) OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO
The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Beginning balance	$18,689	$18,727	$18,961	$278
Additions	—	282	—	18,822
Sales	(457)	—	(729)	(91)
Valuation allowance for OREO	(101)	—	(101)	—
Ending balance	$18,131	$19,009	$18,131	$19,009
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
Residential mortgage loans held for sale are subject to both credit and interest rate risk. Credit risk is managed through underwriting policies and procedures, including collateral requirements, which are generally accepted by the secondary loan markets. Exposure to interest rate fluctuations is partially mitigated through forward sales contracts, which set the price for loans that will be delivered in the next 60 to 90 days.
The table below presents the unpaid principal balance of loans held for sale and related fair values at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Outstanding balance	$957,560	$980,414
Fair value	955,983	968,929
Fair value over/(under) outstanding balance	$(1,577)	$(11,485)
No loans held for sale were 90 days or more past due or on non-accrual as of September 30, 2017 and December 31, 2016.
The table below presents a reconciliation of the changes in loans held for sale for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine months ended September 30,
	2017	2016
Beginning balance	$968,929	$86,075
Loans purchased	4,315,065	1,927,702
Payments and loans sold	(4,337,919)	(1,368,987)
Change in fair value	9,908	3,894
Ending balance	$955,983	$648,684
We generally retain the right to service the loans sold, creating MSRs which are recorded as assets on our balance sheet. A summary of MSR activity for the nine months ended September 30, 2017 and 2016 is as follows (in thousands):

	Nine months ended September 30,
	2017	2016
MSRs:
Balance, beginning of year(1)	$28,536	$423
Capitalized servicing rights	54,614	16,344
Amortization	(5,304)	(891)
Balance, end of period	$77,846	$15,876
Valuation allowance:
Balance, beginning of year	$—	$—
Increase in valuation allowance	216	414
Balance, end of period	$216	$414
MSRs, net(1)	$77,630	$15,462
MSRs, fair value	$78,940	$15,970

(1)	MSRs are reported on the consolidated balance sheets at lower of amortized cost or market.
At September 30, 2017 and December 31, 2016, our servicing portfolio of residential mortgage loans had an outstanding principal balance of $6.1 billion and $2.2 billion, respectively. In connection with the servicing of these loans, we maintain escrow funds for taxes and insurance in the name of investors, as well as collections in transit to investors. These escrow funds are segregated and held in separate non-interest-bearing accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $81.4 million at September 30, 2017 and $21.0 million at December 31, 2016.
The estimated fair value of the MSR assets is obtained from an independent third party and reviewed by management on a quarterly basis. MSRs do not trade in an active, open market with readily observable prices; as such, the fair value of MSRs is determined using a discounted cash flow model to calculate the present value of the estimated future net servicing income. The assumptions utilized in the discounted cash flow model are based on market data for comparable collateral, where available. Each quarter, management and the independent third party discuss the key assumptions used in the discounted cash flow model and make adjustments as necessary to estimate the fair value of the MSRs. As of September 30, 2017 and December 31, 2016, management used the following assumptions to determine the fair value of MSRs:

	September 30, 2017	December 31, 2016
Average discount rates	9.95%	9.96%
Expected prepayment speeds	9.79%	7.91%
Weighted average life, in years	7.1	8.0
A sensitivity analysis of changes in the fair value of our MSR portfolio resulting from certain key assumptions is presented in the following table (in thousands):

	September 30, 2017	December 31, 2016
50 bp adverse change in prepayment speed	$(10,667)	$(2,833)
100 bp adverse change in prepayment speed	(25,043)	(6,812)
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
Because the MCA business commenced in late 2015, we have limited historical data to support the establishment of a reserve. The baseline for the repurchase reserve uses historical loss factors obtained from industry data that are applied to loan pools originated and sold during the nine months ended September 30, 2017 and 2016. The historical industry data loss factors and experienced losses are accumulated for each sale vintage and applied to more recent sale vintages to estimate inherent losses not yet realized. Our estimated exposure related to these loans was $1.2 million at September 30, 2017 and $621,000 at September 30, 2016 and is recorded in other liabilities in the consolidated balance sheets. We had $14,000 in losses due to repurchase, indemnification or make-whole obligations during the nine months ended September 30, 2017 and no losses during the nine months ended 2016.

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
The table below summarizes our off-balance sheet financial instruments whose contract amounts represented credit risk (in thousands):

	September 30, 2017	December 31, 2016
Commitments to extend credit	$6,539,498	$5,704,381
Standby letters of credit	203,070	171,266
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
Quantitative measures established by these regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of September 30, 2017, that the Company and the Bank met all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based capital, Tier 1 risk-based capital, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of September 30, 2017 and December 31, 2016. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material adverse effect on our financial condition and results of operations.
Because our Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.
The table below summarizes our actual and required capital ratios under the Basel III Capital Rules:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of September 30, 2017:
CET1
Company	$1,989,547	8.35%	$1,369,699	5.75%	$1,667,460	7.00%	N/A	N/A
Bank	1,930,836	8.11%	1,369,659	5.75%	1,667,411	7.00%	1,548,311	6.50%
Total capital (to risk-weighted assets)
Company	2,722,408	11.43%	2,203,429	9.25%	2,501,189	10.50%	N/A	N/A
Bank	2,505,209	10.52%	2,203,365	9.25%	2,501,117	10.50%	2,382,016	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,248,403	9.44%	1,727,012	7.25%	2,024,772	8.50%	N/A	N/A
Bank	2,089,692	8.77%	1,726,962	7.25%	2,024,714	8.50%	1,905,613	8.00%
Tier 1 capital (to average assets)(1)
Company	2,248,403	9.57%	939,319	4.00%	939,319	4.00%	N/A	N/A
Bank	2,089,692	8.90%	939,139	4.00%	939,139	4.00%	1,173,924	5.00%
As of December 31, 2016:
CET1
Company	$1,841,219	8.97%	$1,052,205	5.13%	$1,437,159	7.00%	N/A	N/A
Bank	1,735,496	8.45%	1,051,989	5.13%	1,436,863	7.00%	1,334,244	6.50%
Total capital (to risk-weighted assets)
Company	2,561,663	12.48%	1,770,766	8.63%	2,155,715	10.50%	N/A	N/A
Bank	2,297,528	11.19%	1,770,421	8.63%	2,155,295	10.50%	2,052,683	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,101,071	10.23%	1,360,154	6.63%	1,745,103	8.50%	N/A	N/A
Bank	1,895,348	9.23%	1,359,888	6.63%	1,744,762	8.50%	1,642,147	8.00%
Tier 1 capital (to average assets)(1)
Company	2,101,071	9.34%	900,268	4.00%	900,268	4.00%	N/A	N/A
Bank	1,895,348	8.42%	900,070	4.00%	900,070	4.00%	1,125,087	5.00%

(1)
The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, it should be noted that the Federal Reserve Board and the FDIC may require the Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.

Our mortgage finance loan volumes can increase significantly at month end, causing a meaningful difference between ending balance and average balance for any period. At September 30, 2017, our total mortgage finance loans were $5.6 billion compared to the average for the three months ended September 30, 2017 of $4.8 billion. As CET1, Tier 1 and total capital ratios are calculated using quarter-end risk-weighted assets and our mortgage finance loans are 100% risk-weighted, the quarter-end fluctuation in these balances can significantly impact our reported ratios. We manage capital allocated to mortgage finance loans based on changing trends in average balances, as well as the inherent risk associated with the assets which implies a risk weight that is significantly different than the regulatory risk weight, and do not believe that the quarter-end balance is representative of risk characteristics that would justify higher capital allocations. However, we continue to monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels.
Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules further limit the amount of dividends that may be paid by our Bank. No dividends were declared or paid on common stock during the nine months ended September 30, 2017 or 2016.
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
Stock-based compensation expense presented below consists of awards granted from 2011 through September 30, 2017.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Stock-settled awards:
SARs	$64	$74	$210	$233
RSUs	2,184	1,145	5,491	3,223
Restricted stock	8	4	16	10
Cash-settled performance units	3,811	1,227	9,304	2,709
Total	$6,067	$2,450	$15,021	$6,175

(in thousands)	September 30, 2017
Unrecognized compensation expense related to unvested stock-settled awards	$19,426
Weighted average period over which expense is expected to be recognized, in years	3.1

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

Assets and liabilities measured at fair value at September 30, 2017 and December 31, 2016 are as follows (in thousands):

	Fair Value Measurements Using
September 30, 2017	Level 1	Level 2	Level 3
Available-for-sale securities:(1)
Residential mortgage-backed securities	$—	$12,158	$—
Equity securities(2)	4,905	7,161	—
Loans held for sale (3)	—	955,983	—
Loans held for investment(4) (6)	—	—	21,022
OREO(5) (6)	—	—	18,131
Derivative assets(7)	—	25,130	—
Derivative liabilities(7)	—	24,048	—
Non-qualified deferred compensation plan liabilities (8)	4,961	—	—

December 31, 2016
Available-for-sale securities:(1)
Residential mortgage-backed securities	$—	$15,652	$—
Municipals	—	275	—
Equity securities(2)	1,786	7,161	—
Loans held for sale(3)	—	968,929	—
Loans held for investment(4) (6)	—	—	52,323
OREO(5) (6)	—	—	18,961
Derivative assets(7)	—	37,878	—
Derivative liabilities(7)	—	26,240	—
Non-qualified deferred compensation plan liabilities (8)	1,811	—	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.

(3)	Loans held for sale, excluding Small Business Administration loans, are measured at fair value on a recurring basis, generally monthly.

(4)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(5)	OREO is transferred from loans to OREO at fair value less selling costs.

(6)	Loans held for investment and OREO are measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.

(7)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.

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
Loans held for investment
At September 30, 2017 and December 31, 2016, certain impaired loans held for investment were reported at fair value through a specific allocation of the allowance for loan losses based upon the fair value of the underlying collateral. The $21.0 million fair value of loans held for investment at September 30, 2017 reported above includes impaired loans held for investment with a carrying value of $28.3 million that were reduced by specific allowance allocations totaling $7.3 million based on collateral valuations utilizing Level 3 valuation inputs. The $52.3 million fair value of loans held for investment at December 31, 2016 reported above includes impaired loans with a carrying value of $74.1 million that were reduced by specific valuation allowance allocations totaling $21.8 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals.
OREO
Certain foreclosed assets, upon initial recognition, are recorded at fair value less estimated selling costs. At September 30, 2017 and December 31, 2016, OREO had a carrying value of $18.1 million million and $19.0 million, respectively, with a valuation allowance of $101,000 at September 30, 2017 and none at December 31, 2016. The fair value of OREO was computed based on third party appraisals, which are Level 3 valuation inputs.
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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$2,501,153	$2,501,153	$2,839,352	$2,839,352
Securities, available-for-sale	4,905	4,905	1,786	1,786
Level 2 inputs:
Securities, available-for-sale	19,319	19,319	23,088	23,088
Loans held for sale	955,983	955,983	968,929	968,929
Derivative assets	25,130	25,130	37,878	37,878
Level 3 inputs:
Loans held for investment, net	20,287,762	20,274,939	17,330,223	17,347,199
Financial liabilities:
Level 2 inputs:
Federal funds purchased	75,800	75,800	101,800	101,800
Customer repurchase agreements	7,696	7,696	7,775	7,775
Other borrowings	2,500,000	2,500,000	2,000,000	2,000,000
Subordinated notes	281,315	287,686	281,044	304,672
Derivative liabilities	24,048	24,048	26,240	26,240
Level 3 inputs:
Deposits	19,081,257	19,081,954	17,016,831	17,017,221
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
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
Federal funds purchased, customer repurchase agreements, other borrowings, subordinated notes and trust preferred subordinated debentures
The carrying value reported in the consolidated balance sheets for Federal funds purchased, customer repurchase agreements and other short-term, floating rate borrowings approximates their fair value, and these financial instruments are characterized as Level 2 liabilities in the fair value hierarchy. The fair value of any fixed rate short-term borrowings and trust preferred subordinated debentures are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar borrowings, and these financial instruments are characterized as Level 3 liabilities in the fair value hierarchy. The subordinated notes are publicly, though infrequently, traded, are valued based on market prices and are characterized as Level 2 liabilities in the fair value hierarchy.
(11) DERIVATIVE FINANCIAL INSTRUMENTS
The fair value of derivative positions outstanding is included in accrued interest receivable and other assets and other liabilities in the accompanying consolidated balance sheets on a net basis when a right of offset exists, based on transactions with a single counterparty that are subject to a legally enforceable master netting agreement.
During the three and nine months ended September 30, 2017 and 2016, we entered into certain interest rate derivative positions that were not designated as hedging instruments. These derivative positions relate to transactions in which we enter into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations.
During the three and nine months ended September 30, 2017 and 2016, we entered into loan purchase commitment contracts with mortgage originators to purchase residential mortgage loans at a future date, as well as forward sales commitment contracts to sell residential mortgage loans at a future date.

The notional amounts and estimated fair values of interest rate derivative positions outstanding at September 30, 2017 and December 31, 2016 are presented in the following tables (in thousands):

	September 30, 2017			December 31, 2016
	Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging interest rate derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$1,376,915	$1,650	$23,390	$1,144,367	$1,754	$25,421
Commercial loan/lease interest rate caps	267,765	295	1	210,996	819	—
Customer counterparties:
Commercial loan/lease interest rate swaps	1,376,915	23,390	1,650	1,144,367	25,421	1,754
Commercial loan/lease interest rate caps	267,765	1	295	210,996	—	819
Economic hedging interest rate derivatives:
Loan purchase commitments	168,784	279	363	237,805	1,351	—
Forward sales commitments	1,022,613	1,166	—	1,218,000	10,287	—
Gross derivatives		26,781	25,699		39,632	27,994
Offsetting derivative assets/liabilities		(1,651)	(1,651)		(1,754)	(1,754)
Net derivatives included in the consolidated balance sheets		$25,130	$24,048		$37,878	$26,240
The weighted average received and paid interest rates for interest rate swaps outstanding at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017 Weighted Average Interest Rate		December 31, 2016 Weighted Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	3.46%	4.43%	3.17%	4.58%
The weighted average strike rate for outstanding interest rate caps was 2.50% at September 30, 2017 and 2.45% at December 31, 2016.
Our credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceed a nominal amount considered to be immaterial. Our credit exposure, net of any collateral pledged, was approximately $25.1 million at September 30, 2017 and approximately $37.9 million at December 31, 2016, which primarily relates to Bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At September 30, 2017, we had $35.1 million in cash collateral pledged for these derivatives, of which $28.0 million was included in interest-bearing deposits and $7.1 million was included in accrued interest receivable and other assets. At December 31, 2016, we had $24.8 million in cash collateral pledged for these derivatives, all of which was included in interest-bearing deposits.

(12) NEW ACCOUNTING PRONOUNCEMENTS
ASU 2017-09 "Compensation-Stock Compensation (Topic 718)-Scope of Modification Accounting" ("ASU 2017-09") clarifies when changes to the terms or conditions of a share-based payment must be accounted for as modifications. Under ASU 2017-09, an entity should account for changes to the terms or conditions of a share-based payment as a modification unless all of the following are met: 1)the fair value of the modified award is the same as the fair value of the original award immediately before modification, 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before modification, and 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before modification. ASU 2017-09 will be effective for us on January 1, 2018, and is not expected to have a significant impact on our financial statements.
ASU 2016-15 "Statement of Cash Flows (Topic 230)" ("ASU 2016-15") is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our consolidated financial statements.
ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13") requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. ASU 2016-13 will be effective for us on January 1, 2020. We are evaluating the impact adoption of ASU 2016-13 will have on our consolidated financial statements and disclosures.
ASU 2016-02 "Leases (Topic 842)" ("ASU 2016-02") requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 will be effective for us on January 1, 2019. We have not yet selected a transition method as we are in the process of determining the effect of the standard on our consolidated financial statements and disclosures.
ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. The guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, which comprises a significant portion of our revenue stream. Adoption of ASU 2014-09 may require us to amend how we recognize certain recurring revenue streams related to trust fees, which are recorded in non-interest income; however, we do not expect adoption of ASU 2014-09 to have a material impact on our consolidated financial statements and disclosures. We plan to adopt the revenue recognition guidance in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if management deems such adjustment significant. Our implementation efforts to date include identification of revenue streams within the scope of the guidance, and we are in the process of reviewing revenue contracts.

QUARTERLY FINANCIAL SUMMARIES – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended September 30, 2017			For the three months ended September 30, 2016
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Securities – taxable	$86,087	$340	1.57%	$26,051	$228	3.47%
Securities – non-taxable(2)	—	—	—%	564	8	5.82%
Federal funds sold and securities purchased under resale agreements	205,938	642	1.24%	369,215	455	0.49%
Deposits in other banks	2,383,060	7,544	1.26%	3,192,141	4,080	0.51%
Loans held for sale	1,009,703	9,882	3.88%	430,869	3,662	3.38%
Loans held for investment, mortgage finance	4,847,530	42,294	3.46%	4,658,804	36,655	3.13%
Loans held for investment(1)(2)	14,427,980	178,839	4.92%	12,591,561	137,407	4.34%
Less reserve for loan losses	172,774	—	—	168,086	—	—
Loans held for investment, net	19,102,736	221,133	4.59%	17,082,279	174,062	4.05%
Total earning assets	22,787,524	239,541	4.17%	21,101,119	182,495	3.44%
Cash and other assets	713,778			588,440
Total assets	$23,501,302			$21,689,559
Liabilities and Stockholders’ Equity
Transaction deposits	$2,145,324	$4,359	0.81%	$2,301,362	$1,960	0.34%
Savings deposits	7,618,843	17,152	0.89%	6,177,681	6,228	0.40%
Time deposits	496,076	924	0.74%	501,701	763	0.61%
Total interest-bearing deposits	10,260,243	22,435	0.87%	8,980,744	8,951	0.40%
Other borrowings	1,821,837	5,726	1.25%	1,607,613	1,860	0.46%
Subordinated notes	281,256	4,191	5.91%	280,895	4,191	5.94%
Trust preferred subordinated debentures	113,406	930	3.25%	113,406	752	2.64%
Total interest-bearing liabilities	12,476,742	33,282	1.06%	10,982,658	15,754	0.57%
Demand deposits	8,764,263			8,849,725
Other liabilities	116,998			135,141
Stockholders’ equity	2,143,299			1,722,035
Total liabilities and stockholders’ equity	$23,501,302			$21,689,559
Net interest income(2)		$206,259			$166,741
Net interest margin			3.59%			3.14%
Net interest spread			3.11%			2.87%
Loan spread(3)			4.02%			3.83%

(1)	The loan averages include non-accrual loans and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

	For the nine months ended September 30, 2017			For the nine months ended September 30, 2016
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Securities – taxable	$61,212	$851	1.86%	$27,160	$722	3.55%
Securities – non-taxable(2)	74	3	4.85%	629	27	5.74%
Federal funds sold and securities purchased under resale agreements	218,777	1,606	0.98%	328,971	1,209	0.49%
Deposits in other banks	2,645,145	19,935	1.01%	2,905,251	11,115	0.51%
Loans held for sale	973,016	27,652	3.80%	238,987	6,106	3.41%
Loans held for investment, mortgage finance	3,811,298	98,798	3.47%	4,266,573	99,666	3.12%
Loans held for investment(1)(2)	13,714,390	485,226	4.73%	12,260,752	395,901	4.31%
Less reserve for loan losses	171,029	—	—	157,880	—	—
Loans held for investment, net	17,354,659	584,024	4.50%	16,369,445	495,567	4.04%
Total earning assets	21,252,883	634,071	3.99%	19,870,443	514,746	3.46%
Cash and other assets	651,270			546,553
Total assets	$21,904,153			$20,416,996
Liabilities and Stockholders’ Equity
Transaction deposits	$2,054,701	$9,445	0.61%	$2,171,776	$5,085	0.31%
Savings deposits	7,189,274	40,575	0.75%	6,299,965	19,441	0.41%
Time deposits	460,046	2,241	0.65%	499,366	2,217	0.59%
Total interest-bearing deposits	9,704,021	52,261	0.72%	8,971,107	26,743	0.40%
Other borrowings	1,539,208	11,626	1.01%	1,455,888	4,628	0.25%
Subordinated notes	281,167	12,573	5.98%	280,805	12,573	5.98%
Trust preferred subordinated debentures	113,406	2,641	3.11%	113,406	2,203	2.59%
Total interest-bearing liabilities	11,637,802	79,101	0.91%	10,821,206	46,147	0.55%
Demand deposits	8,062,792			7,786,562
Other liabilities	112,505			132,506
Stockholders’ equity	2,091,054			1,676,722
Total liabilities and stockholders’ equity	$21,904,153			$20,416,996
Net interest income(2)		$554,970			$468,599
Net interest margin			3.49%			3.15%
Net interest spread			3.08%			2.91%
Loan spread(3)			4.02%			3.82%

(1)	The loan averages include non-accrual loans and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Forward-looking statements may include, among other things, statements about the credit quality of our loan portfolio, economic conditions, including the continued impact on our customers from declines and volatility in oil and gas prices, the impact on our loan and deposit portfolios as a result of Hurricanes Harvey and Irma, expectations regarding rates of default or loan losses, volatility in the mortgage industry, our business strategies and our expectations about future financial performance, future growth and earnings, the appropriateness of our allowance for loan losses and provision for credit losses, the impact of increased regulatory requirements on our business, increased competition, interest rate risk, new lines of business, new product or service offerings and new technologies.
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
Actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed elsewhere in this report or disclosed in our other SEC filings. Forward-looking statements included herein speak only as of the date hereof and should not be relied upon as representing our expectations or beliefs as of any date subsequent to the date of this report. Except as required by law, we undertake no obligation to revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. The factors discussed herein are not intended to be a complete summary of all risks and uncertainties that may affect our businesses. For a more detailed discussion of these and other factors that may affect our business, see "Risk Factors" in the 2016 Form 10-K and other filings we have made with the SEC. Though we strive to monitor and mitigate risk, we cannot anticipate all potential economic, operational and financial developments that may adversely impact our operations and our financial results. Forward-looking statements should not be viewed as predictions and should not be the primary basis upon which investors evaluate an investment in our securities.
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
Outstanding energy loans totaled $1.2 billion, or approximately 6% of total loans, at September 30, 2017. Unfunded energy loan commitments increased by $93.5 million to $624.3 million (51% of outstanding energy loans) at September 30, 2017 compared to $530.8 million at December 31, 2016. We recorded $19.8 million in energy net charge-offs during the nine months ended September 30, 2017 compared to $19.8 million for the same period in 2016. Energy non-accruals decreased to $81.6 million at September 30, 2017 compared to $82.6 million at June 30, 2017 and $129.3 million at September 30, 2016. We continue to proactively manage our energy portfolio and overall credit quality, and we believe we are appropriately reserved against further energy-related losses.

The following discussion and analysis presents the significant factors affecting our financial condition as of September 30, 2017 and December 31, 2016 and results of operations for the three and nine months in the periods ended September 30, 2017 and 2016. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing in Part I, Item 1 of this report.
Results of Operations
Summary of Performance
We reported net income of $58.7 million and net income available to common stockholders of $56.2 million, or $1.12 per diluted common share, for the third quarter of 2017 compared to net income of $42.7 million and net income available to common stockholders of $40.3 million, or $0.87 per diluted common share, for the third quarter of 2016. Return on average common equity (“ROE”) was 11.20% and return on average assets ("ROA") was 0.99% for the third quarter of 2017, compared to 10.20% and 0.78%, respectively, for the third quarter of 2016. The increase in ROE and ROA for the quarter resulted from increases in net interest income and non-interest income and a decrease in the provision for credit losses that exceeded growth in non-interest expense. ROA also benefited from more effective utilization of liquidity balances as balances were deployed into higher yielding loan categories.
Net income and net income available to common stockholders for the nine months ended September 30, 2017 totaled $152.3 million and $145.0 million, respectively, or $2.89 per diluted common share, compared to net income and net income available to common stockholders of $106.7 million and $99.4 million, respectively, or $2.14 per diluted common share, for the same period in 2016. ROE was 9.99% and ROA was 0.93% for the nine months ended September 30, 2017 compared to 8.70% and 0.70%, respectively, for the nine months ended September 30, 2016. The increase in ROE and ROA for the first nine months of 2017 resulted from increases in net interest income and non-interest income and a decrease in the provision for credit losses that exceeded growth in non-interest expense. ROA also benefited from more effective utilization of liquidity balances and an increase in net interest margin.
Net income increased $16.0 million, or 37%, for the three months ended September 30, 2017, as compared to the same period in 2016. The increase was primarily the result of a $37.6 million increase in net interest income, a $2.0 million decrease in the provision for credit losses and a $2.3 million increase in non-interest income, offset by a $20.0 million increase in non-interest expense and a $5.9 million increase in income tax expense. Net income increased $45.6 million, or 43%, for the nine months ended September 30, 2017, as compared to the same period in 2016. The increase was primarily the result of an $82.1 million increase in net interest income, a $26.0 million decrease in the provision for credit losses and a $12.9 million increase in non-interest income, offset by a $56.9 million increase in non-interest expense and a $18.6 million increase in income tax expense.
Details of the changes in the various components of net income are discussed below.

Net Interest Income
Net interest income was $204.4 million for the third quarter of 2017, compared to $166.7 million for the third quarter of 2016. The increase was due to an increase in average earning assets of $1.7 billion as compared to the third quarter of 2016, as well as the effect of increases in interest rates on loan yields. The increase in average earning assets included a $578.8 million increase in average loans held for sale, a $2.0 billion increase in average net loans held for investment and a $59.5 million increase in average securities, offset by a $972.4 million decrease in average liquidity assets. For the quarter ended September 30, 2017, average net loans held for investment, liquidity assets and loans held for sale represented approximately 84%, 11% and 5%, respectively, of average earning assets compared to approximately 81%, 17% and 2% for the same quarter of 2016.
Average interest-bearing liabilities for the quarter ended September 30, 2017 increased $1.5 billion from the third quarter of 2016, which included a $1.3 billion increase in average interest-bearing deposits and a $214.2 million increase in other borrowings. Average demand deposits were $8.8 billion for the quarter ended September 30, 2016, compared to $8.8 billion for the same period at 2017. The average cost of total deposits and borrowed funds increased to 0.54% for the third quarter of 2017 compared to 0.22% for the same period of 2016. The cost of interest-bearing liabilities increased from 0.57% for the quarter ended September 30, 2016 to 1.06% for the same period of 2017.

Net interest income was $550.7 million for the nine months ended September 30, 2017, compared to $468.6 million for the same period of 2016. The increase was due to an increase in average earning assets of $1.4 billion as compared to the nine months ended September 30, 2016, as well as the effect of increases in interest rates on loan yields. The increase in average earning assets included a $734.0 million increase in average loans held for sale, a $985.2 million increase in average net loans held for investment and a $33.5 million increase in average securities, offset by a $370.3 million decrease in average liquidity assets. For the nine months ended September 30, 2017, average net loans held for investment, liquidity assets and loans held for sale represented approximately 82%, 13% and 5%, respectively, of average earning assets compared to approximately 83%, 16% and 1% for the same period of 2016.
Average interest-bearing liabilities for the nine months ended September 30, 2017 increased $816.6 million from the same period of 2016, which included a $732.9 million increase in average interest-bearing deposits and a $83.3 million increase in other borrowings. Average demand deposits increased from $7.8 billion for the nine months ended September 30, 2016 to $8.1 billion for the nine months ended September 30, 2017. The average cost of total deposits and borrowed funds increased to 0.44% for the nine months ended September 30, 2017 compared to 0.23% for the same period of 2016. The cost of interest-bearing liabilities increased from 0.55% for the nine months ended September 30, 2016 to 0.91% for the same period of 2017.
The following table (in thousands) presents changes in taxable-equivalent net interest income between the three and nine month periods ended September 30, 2017 and September 30, 2016 and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and changes due to differences in the average interest rate on those assets and liabilities.

	Three months ended September 30, 2017/2016			Nine months ended September 30, 2017/2016
	Net	Change Due To(1)		Net	Change Due To(1)
	Change	Volume	Yield/Rate	Change	Volume	Yield/Rate
Interest income:
Securities(2)	$104	$517	$(413)	$105	$888	$(783)
Loans held for sale	6,220	4,931	1,289	21,546	18,737	2,809
Loans held for investment, mortgage finance loans	5,639	1,489	4,150	(868)	(10,625)	9,757
Loans held for investment(2)	41,432	20,089	21,343	89,325	46,895	42,430
Federal funds sold	187	(202)	389	397	(404)	801
Deposits in other banks	3,464	(1,040)	4,504	8,820	(994)	9,814
Total	57,046	25,784	31,262	119,325	54,497	64,828
Interest expense:
Transaction deposits	2,399	(134)	2,533	4,355	(274)	4,629
Savings deposits	10,924	1,453	9,471	21,139	2,741	18,398
Time deposits	161	(9)	170	23	(174)	197
Borrowed funds	3,866	248	3,618	6,998	265	6,733
Long-term debt	178	5	173	439	—	439
Total	17,528	1,563	15,965	32,954	2,558	30,396
Net interest income	$39,518	$24,221	$15,297	$86,371	$51,939	$34,432

(1)	Yield/rate and volume variances are allocated to yield/rate.

(2)	Taxable equivalent rates are used where applicable and assume a 35% tax rate.
Net interest margin, which is defined as the ratio of net interest income to average earning assets, was 3.59% for the third quarter of 2017 compared to 3.14% for the third quarter of 2016. The year-over-year increase was primarily due to the effect of increases in interest rates on loan yields attributable to our highly asset-sensitive balance sheet. The yield on total loans held for investment increased to 4.59% for the third quarter of 2017 compared to 4.05% for the third quarter of 2016 and the yield on earning assets increased to 4.17% for the third quarter of 2017 compared to 3.44% for the third quarter of 2016. Funding costs, including demand deposits and borrowed funds, increased to 0.54% for the third quarter of 2017 compared to 0.22% for the third quarter of 2016. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.63% for the third quarter of 2017 compared to 3.22% for the third quarter of 2016. The increase resulted primarily from increases in interest rates and increases in the higher yielding loan components of earning assets. Total funding costs, including all deposits, long-term debt and stockholders’ equity, increased to 0.56% for the third quarter of 2017 compared to .29% for the third quarter of 2016.

Non-interest Income
The components of non-interest income were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service charges on deposit accounts	$3,211	$2,880	$9,323	$7,401
Wealth management and trust fee income	1,627	1,113	4,386	3,024
Bank owned life insurance (BOLI) income	615	520	1,562	1,592
Brokered loan fees	6,152	7,581	17,639	18,090
Servicing income	4,486	310	10,387	305
Swap fees	647	918	3,404	2,330
Other	2,265	3,394	8,181	9,203
Total non-interest income	$19,003	$16,716	$54,882	$41,945
Non-interest income increased $2.3 million during the three months ended September 30, 2017 compared to the same period of 2016. This increase was primarily due to a $4.2 million increase in servicing income during the three months ended September 30, 2017 compared to the same period of 2016 primarily attributable to an increase in MSRs. Offsetting this increase was a $1.4 million decrease in brokered loan fees compared to the three months ended September 30, 2016 resulting from a decrease in total mortgage finance volumes.
Non-interest income increased $12.9 million during the nine months ended September 30, 2017 compared to the same period of 2016. This increase was primarily due to a $10.1 million increase in servicing income during the nine months ended September 30, 2017 compared to the same period of 2016 primarily attributable to an increase in MSRs. Service charges increased $1.9 million during the nine months ended September 30, 2017 compared to the same period of 2016 as a result of the increase in deposit balances and improved pricing of treasury services. Wealth management and trust fee income increased $1.4 million during the nine months ended September 30, 2017 compared to the same period of 2016 due to an increase in assets under management. Swap fees increased $1.1 million during the nine months ended September 30, 2017 compared to the same period of 2016. Swap fees relate to customer swap transactions and are received from the institution that is our counterparty on the transaction. These fees fluctuate from quarter to quarter based on the volume and size of transactions closed during the quarter. These increases were offset by minor decreases in brokered loan fees, BOLI income and other non-interest income compared to the same period of 2016.
While management expects continued growth in certain components of non-interest income, the future rate of growth could be affected by increased competition from nationwide and regional financial institutions among other factors. In order to achieve growth in non-interest income, management from time to time evaluates new products, new lines of business and the expansion of existing lines of business. Any new product introduction or new market entry could place additional demands on capital and managerial resources.

Non-interest Expense
The components of non-interest expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Salaries and employee benefits	$67,882	$56,722	$194,039	$162,904
Net occupancy expense	6,436	5,634	19,062	17,284
Marketing	7,242	4,292	18,349	12,686
Legal and professional	6,395	5,333	20,975	16,883
Communications and technology	6,002	6,620	24,414	19,228
FDIC insurance assessment	6,203	6,355	16,800	17,867
Servicing related expenses	3,897	620	8,329	1,305
Other(1)	10,773	9,223	30,770	27,717
Total non-interest expense	$114,830	$94,799	$332,738	$275,874

(1)
Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, due from bank charges and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the third quarter of 2017 increased $20.0 million, or 21%, to $114.8 million from $94.8 million in the third quarter of 2016. The increase is primarily due to increases of $11.2 million in salaries and employee benefits expense, $3.0 million in marketing expense and $1.1 million in legal and professional expense, all of which were due to general business growth and continued build-out. Also contributing to the year-over-year increase in non-interest expense was a $3.3 million increase in servicing related expenses resulting from an increase in MSRs, which are being amortized.
Non-interest expense for the nine months ended September 30, 2017 increased $56.9 million, or 21%, to $332.7 million from $275.9 million for the nine months ended September 30, 2016. The increase is primarily attributable to increases of $31.1 million in salaries and employee benefits expense, $5.7 million in marketing expense, $4.1 million in legal and professional expense, and $1.8 million in net occupancy expense, all of which were due to general business growth and continued build-out. The $5.2 million increase in communications and technology expense primarily relates to the $5.3 million technology write-off taken in the second quarter of 2017, as well as general business growth and continued build-out. The $7.0 million increase in servicing related expenses resulting from an increase in MSRs, which are being amortized.
Analysis of Financial Condition
Loans Held for Investment
Loans were as follows as of the dates indicated (in thousands):

	September 30, 2017	December 31, 2016
Commercial	$8,810,825	$7,291,545
Mortgage finance	5,642,285	4,497,338
Construction	2,099,355	2,098,706
Real estate	3,683,564	3,462,203
Consumer	70,436	34,587
Leases	259,720	185,529
Gross loans held for investment	20,566,185	17,569,908
Deferred income (net of direct origination costs)	(95,494)	(71,559)
Allowance for loan losses	(182,929)	(168,126)
Total loans held for investment, net	$20,287,762	$17,330,223
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
We originate a substantial majority of all loans held for investment (excluding mortgage finance loans). We also participate in syndicated loan relationships, both as a participant and as an agent. As of September 30, 2017, we had $2.6 billion in syndicated loans, $797.4 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of September 30, 2017, $23.6 million of our syndicated loans were on non-accrual.
Portfolio Geographic Concentration
When considering our mortgage finance loans and other national lines of business, more than 50% of our loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas. However, as of September 30, 2017, a majority of our loans held for investment, excluding our mortgage finance loans and other national lines of business, were to businesses with headquarters and operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We also make loans to these customers that are secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for loan losses.
Summary of Loan Loss Experience
The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. We recorded a provision for credit losses of $20.0 million during the third quarter of 2017 compared to $22.0 million in the third quarter of 2016 and $13.0 million in the second quarter of 2017. The decrease in provision recorded during the third quarter of 2017 compared to the same period in 2016 was primarily related to improvements in the composition of our pass-rated and classified loan portfolios, including energy loans, offset by a $4.5 million provision related to the potential impact to our loan portfolio from Hurricanes Harvey and Irma and increased provision for loan growth.
The allowance for credit losses, which includes a liability for losses on unfunded commitments, totaled $192.7 million at September 30, 2017, $179.5 million at December 31, 2016 and $191.3 million at September 30, 2016. The combined allowance as a percentage of loans held for investment excluding mortgage finance loans decreased to 1.30% at September 30, 2017 from 1.38% and1.51% at December 31, 2016 and September 30, 2016, respectively, as a result of strong loan growth.
The allowance for credit losses results from consistent application of our loan loss reserve methodology. At September 30, 2017, we believe the allowance is sufficient to cover all inherent losses in the portfolio and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the appropriateness of the allowance for loan losses change, our estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

Activity in the allowance for loan losses is presented in the following table (in thousands, except percentage and multiple data):

	Nine months ended September 30, 2017	Year ended December 31, 2016	Nine months ended September 30, 2016
Allowance for loan losses:
Beginning balance	$168,126	$141,111	$141,111
Loans charged-off:
Commercial	32,146	56,558	34,232
Construction	59	—	—
Real estate	290	528	528
Consumer	180	47	40
Leases	—	—	—
Total charge-offs	32,675	57,133	34,800
Recoveries:
Commercial	3,574	9,364	7,829
Construction	104	34	34
Real estate	74	63	36
Consumer	56	21	16
Leases	9	77	71
Total recoveries	3,817	9,559	7,986
Net charge-offs	28,858	47,574	26,814
Provision for loan losses	43,661	74,589	66,139
Ending balance	$182,929	$168,126	$180,436
Allowance for off-balance sheet credit losses:
Beginning balance	$11,422	$9,011	$9,011
Provision for off-balance sheet credit losses	(1,661)	2,411	1,861
Ending balance	$9,761	$11,422	$10,872
Total allowance for credit losses	$192,690	$179,548	$191,308
Total provision for credit losses	$42,000	$77,000	$68,000
Allowance for loan losses to LHI	0.89%	0.96%	1.02%
Allowance for loan losses to LHI excluding mortgage finance loans	1.23%	1.29%	1.42%
Net charge-offs to average LHI(1)	0.22%	0.29%	0.22%
Net charge-offs to average LHI excluding mortgage finance loans(1)	0.28%	0.38%	0.29%
Total provision for credit losses to average LHI(1)	0.32%	0.46%	0.55%
Total provision for credit losses to average LHI excluding mortgage finance loans(1)	0.41%	0.62%	0.74%
Recoveries to total charge-offs	11.68%	16.73%	22.95%
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.14%	0.19%	0.19%
Combined allowance for credit losses to LHI	0.94%	1.03%	1.09%
Combined allowance for credit losses to LHI excluding mortgage finance loans	1.30%	1.38%	1.51%
Non-performing assets:
Non-accrual loans(2)	$118,205	$167,791	$169,113
OREO(3)	18,131	18,961	19,009
Total	$136,336	$186,752	$188,122
Loans past due 90 days and still accruing(4)	8,892	10,729	9,706
Allowance for loan losses to non-accrual loans	1.5x	1.0x	1.1x

(1)	Interim period ratios are annualized.

(2)
As of September 30, 2017, December 31, 2016 and September 30, 2016, non-accrual loans included $12.0 million, $18.1 million and $19.7 million, respectively, in loans that met the criteria for restructured.

(3)	We recorded a $101,000 valuation allowance against the OREO balance at September 30, 2017, compared to none at December 31, 2016 and September 30, 2016.

(4)	At September 30, 2017, December 31, 2016 and September 30, 2016, loans past due 90 days and still accruing include premium finance loans of $8.4 million, $6.8 million and $7.7 million, respectively.
Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type and by type of property securing the credit and OREO (in thousands):

	September 30, 2017	December 31, 2016	September 30, 2016

Non-accrual loans:(1)
Commercial
Oil and gas properties	$80,142	$115,599	$143,372
Assets of the borrowers	9,841	18,592	17,335
Inventory	23,121	27,630	2,020
Other	3,283	3,119	3,606
Total commercial	116,387	164,940	166,333
Construction
Commercial buildings	—	—	—
Unimproved land	—	—	—
Other	—	159	159
Total construction	—	159	159
Real estate
Commercial property	1,123	2,083	2,087
Unimproved land and/or developed residential lots	—	—	—
Single family residences	—	—	—
Farm land	—	326	—
Other	695	—	334
Total real estate	1,818	2,409	2,421
Consumer	—	200	200
Leases	—	83	—
Total non-accrual loans	118,205	167,791	169,113
Repossessed assets:
OREO(2)	18,131	18,961	19,009
Other repossessed assets	—	—	—
Total non-performing assets	$136,336	$186,752	$188,122

(1)
As of September 30, 2017, December 31, 2016 and September 30, 2016, non-accrual loans included $12.0 million, $18.1 million and $19.7 million, respectively, in loans that met the criteria for restructured.

(2)	We recorded a $101,000 valuation allowance against the OREO balance at September 30, 2017, compared to none at December 31, 2016 and September 30, 2016.
Total non-performing assets at September 30, 2017 decreased $51.8 million from September 30, 2016 and $50.4 million from December 31, 2016. We experienced a significant decrease in levels of non-performing assets during the nine months ended September 30, 2017 compared to the same period in 2016, primarily related to improvements in our energy portfolio. Energy non-performing assets totaled $81.6 million at September 30, 2017 compared to $121.5 million at December 31, 2016 and $129.3 million at September 30, 2016. Our provision for credit losses decreased as a result of these improvements, as well as improvements in the composition of our pass-rated and classified loan portfolios. This resulted in a decrease in the reserve for loan losses as a percent of loans excluding mortgage finance loans for September 30, 2017 compared to December 31, 2016 and September 30, 2016.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At September 30, 2017, we had $34.6 million in loans of this type, compared to $19.3 million at December 31, 2016, which were not included in either non-accrual or 90 days past due categories.
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

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), which take into account the demonstrated marketability of assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost effectiveness. For the year ended December 31, 2016 and for the nine months ended September 30, 2017 our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from Federal funds purchased and Federal Home Loan Bank ("FHLB") borrowings, which are generally used to fund mortgage finance assets.
Liquidity assets were $2.4 billion at September 30, 2017, and continue to be significant as a result of deposit growth and increases in borrowing capacity related to our mortgage finance loans. The following table summarizes the composition of liquidity assets (in thousands):

	September 30, 2017	December 31, 2016	September 30, 2016
Federal funds sold and securities purchased under resale agreements	$25,000	$25,000	$30,000
Interest-bearing deposits	2,332,537	2,700,645	3,441,074
Total liquidity assets	$2,357,537	$2,725,645	$3,471,074

Total liquidity assets as a percent of:
Total loans held for investment, excluding mortgage finance loans	15.9%	21.0%	27.4%
Total loans held for investment	11.5%	15.6%	19.7%
Total earning assets	10.0%	12.9%	16.1%
Total deposits	12.4%	16.0%	19.1%
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

	September 30, 2017	December 31, 2016	September 30, 2016
Deposits from core customers	$17,259.2	$15,400.5	$16,633.0
Deposits from core customers as a percent of total deposits	90.5%	90.5%	91.7%
Relationship brokered deposits	$1,822.1	$1,616.3	$1,512.2
Relationship brokered deposits as a percent of total deposits	9.5%	9.5%	8.3%
Traditional brokered deposits	$—	$—	$—
Traditional brokered deposits as a percent of total deposits	—%	—%	—%
Average deposits from core customers(1)	$16,239.7	$15,723.8	$15,277.0
Average deposits from core customers as a percent of total quarterly average deposits(1)	91.4%	91.3%	91.2%
Average relationship brokered deposits(1)	$1,527.1	$1,496.1	$1,480.6
Average relationship brokered deposits as a percent of total quarterly average deposits(1)	8.6%	8.7%	8.8%
Average traditional brokered deposits(1)	$—	$—	$—
Average traditional brokered deposits as a percent of total quarterly average deposits(1)	—%	—%	—%

(1)	Annual averages presented for December 31, 2016.
We have access to sources of traditional brokered deposits that we estimate to be $3.5 billion. Based on our internal guidelines, we have chosen to limit our use of these sources to a lesser amount. Customer deposits (total deposits, including relationship brokered deposits, minus brokered CDs) at September 30, 2017 increased by $2.1 billion from December 31, 2016 and increased $936.1 million from September 30, 2016.
We have short-term borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our mortgage finance assets, due to their liquidity, short duration and interest spreads available. These borrowing sources include Federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, treasury, tax and loan notes and advances from the FHLB and the Federal Reserve. The following table summarizes our short-term borrowings as of September 30, 2017 (in thousands):

Federal funds purchased	$75,800
Repurchase agreements	7,696
FHLB borrowings	2,500,000
Line of credit	—
Total short-term borrowings	$2,583,496
Maximum short-term borrowings outstanding at any month-end during 2017	$3,162,224
The following table summarizes our other borrowing capacities in excess of balances outstanding at September 30, 2017 (in thousands):

FHLB borrowing capacity relating to loans	$4,218,138
FHLB borrowing capacity relating to securities	1,424
Total FHLB borrowing capacity	$4,219,562
Unused Federal funds lines available from commercial banks	$1,164,000

The following table summarizes our long-term borrowings as of September 30, 2017 (in thousands):

Subordinated notes	$281,315
Trust preferred subordinated debentures	113,406
Total long-term borrowings	$394,721
At September 30, 2017, we had a revolving, non-amortizing line of credit with a maximum availability of $130.0 million. This line of credit matures on December 19, 2017. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. As of September 30, 2017 and December 31, 2016, there were no borrowings outstanding.
Our equity capital, including $150 million in preferred stock, averaged $2.1 billion for the nine months ended September 30, 2017, as compared to $1.7 billion for the same period in 2016. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
As of September 30, 2017, our capital ratios were above the levels required to be well capitalized. We believe that our earnings, periodic capital raising transactions and the addition of loan and deposit relationships will allow us to continue to grow organically.

Commitments and Contractual Obligations
The following table presents significant fixed and determinable contractual payment obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of September 30, 2017, our significant fixed and determinable contractual obligations to third parties, excluding interest, were as follows (in thousands):

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
Deposits without a stated maturity	$18,548,721	$—	$—	$—	$18,548,721
Time deposits	491,917	40,075	544	—	532,536
Federal funds purchased and customer repurchase agreements	83,496	—	—	—	83,496
FHLB borrowings	2,500,000	—	—	—	2,500,000
Operating lease obligations(1)	16,355	31,809	25,832	20,429	94,425
Subordinated notes	—	—	—	281,315	281,315
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total contractual obligations	$21,640,489	$71,884	$26,376	$415,150	$22,153,899

(1)	Non-balance sheet item.
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
We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 - Operations and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in the 2016 Form 10-K. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policy noted below could be deemed to meet the SEC’s definition of a critical accounting policy.
Allowance for Loan Losses
Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 310, Receivables, and ASC 450, Contingencies. The allowance for loan losses is established through a provision for credit losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the loan losses inherent in the loan portfolio. The allowance for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans. For purposes of determining the general allowance, the portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. See “Summary of Loan Loss Experience” above and Note 4 – Loans Held for Investment and Allowance for Loan Losses in the accompanying notes to the consolidated financial statements included elsewhere in this report for further discussion of the risk factors considered by management in establishing the allowance for loan losses.

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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of September 30, 2017, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest-rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
September 30, 2017
(In thousands)

	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Interest-bearing deposits, federal funds sold and securities purchased under resale agreements	$2,357,537	$—	—	$—	$2,357,537
Securities(1)	7,397	2,725	1,158	12,944	24,224
Total variable loans	18,252,896	80,080	13,745	—	18,346,721
Total fixed loans	496,354	1,439,840	704,826	534,427	3,175,447
Total loans(2)	18,749,250	1,519,920	718,571	534,427	21,522,168
Total interest sensitive assets	$21,114,184	$1,522,645	$719,729	$547,371	$23,903,929
Liabilities:
Interest-bearing customer deposits	$10,285,519	$—	$—	$—	$10,285,519
CDs & IRAs	178,361	313,556	40,075	544	532,536
Traditional brokered deposits	—	—	—	—	—
Total interest-bearing deposits	10,463,880	313,556	40,075	544	10,818,055
Repurchase agreements, Federal funds purchased, FHLB borrowings, line of credit	2,583,496	—	—	—	2,583,496
Subordinated notes	—	—	—	281,315	281,315
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	2,583,496	—	—	394,721	2,978,217
Total interest sensitive liabilities	$13,047,376	$313,556	$40,075	$395,265	$13,796,272
Gap	$8,066,808	$1,209,089	$679,654	$152,106	$—
Cumulative Gap	8,066,808	9,275,897	9,955,551	10,107,657	10,107,657

Demand deposits					$8,263,202
Stockholders’ equity					2,158,363
Total					$10,421,565

(1)	Securities based on fair market value.

(2)	Loans are stated at gross.
The table above sets forth the balances as of September 30, 2017 for interest-bearing assets, interest-bearing liabilities and the total of non-interest-bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and loan and deposit account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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

The two “shock test” scenarios assume a sustained parallel 100 and 200 basis point increase in interest rates. As short-term rates have remained low through 2016 and the first nine months of 2017, we do not believe that analysis of an assumed decrease in interest rates would provide meaningful results. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%, at which point we will resume evaluations of shock scenarios in which interest rates decrease.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario		Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	100 bp Increase	200 bp Increase	100 bp Increase	200 bp Increase
	September 30, 2017		September 30, 2016
Change in net interest income	$114,593	$231,113	$117,094	$241,366
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
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, we have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
There have been no material changes in the risk factors previously disclosed in the 2016 Form 10-K.

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

101
The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: October 19, 2017

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

101
The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements