Form 10-K
period 2017-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2018-02-14
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2017

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒
As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $3,820,741,000. There were 49,650,549 shares of the registrant’s common stock outstanding on February 13, 2018.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement relating to the 2018 Annual Meeting of Stockholders, which will be filed no later than March 8, 2018, are incorporated by reference into Part III of this Form 10-K.

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
Growth History
We have grown substantially in both size and profitability since our formation. The table below sets forth data regarding the growth of key areas of our business from 2013 through 2017 (in thousands):

	December 31,
	2017	2016	2015	2014	2013
Loans held for sale	$1,011,004	$968,929	$86,075	$—	$—
Loans held for investment, mortgage finance	5,308,160	4,497,338	4,966,276	4,102,125	2,784,265
Loans held for investment, net	15,366,252	13,001,011	11,745,674	10,154,887	8,486,603
Assets	25,075,645	21,697,134	18,903,821	15,900,034	11,717,174
Demand deposits	7,812,660	7,994,201	6,386,911	5,011,619	3,347,567
Total deposits	19,123,180	17,016,831	15,084,619	12,673,300	9,257,379
Stockholders’ equity	2,202,721	2,009,557	1,623,533	1,484,190	1,096,350
The following table provides information about the growth of our loans held for investment ("LHI") portfolio by type of loan from 2013 through 2017 (in thousands):

	December 31,
	2017	2016	2015	2014	2013
Commercial	$9,189,811	$7,291,545	$6,672,631	$5,869,219	$5,020,565
Total real estate	5,960,785	5,560,909	4,990,914	4,223,532	3,409,427
Construction	2,166,208	2,098,706	1,851,717	1,416,405	1,262,905
Real estate term	3,794,577	3,462,203	3,139,197	2,807,127	2,146,522
Mortgage finance	5,308,160	4,497,338	4,966,276	4,102,125	2,784,265
Equipment leases	264,903	185,529	113,996	99,495	93,160
Consumer	48,684	34,587	25,323	19,699	15,350

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
Our banking centers in our target markets are served by experienced bankers with lending expertise in the specific industries found in their market areas and established community ties. We believe our Bank can offer customers more responsive and personalized service than our competitors. By providing effective service to these customers, we believe we will be able to establish long-term relationships and provide multiple products to our customers, thereby enhancing our profitability.
National Lines of Business
While the Texas market continues to be central to the growth and success of our company, we have developed several lines of business, including mortgage finance, mortgage correspondent aggregation ("MCA"), homebuilder finance, insurance premium finance, lender finance, public finance and asset-based lending, that offer specialized loan and deposit products to businesses, municipalities and governmental and tax-exempt entities regionally and throughout the nation. We believe this helps us mitigate our geographic concentration risk in Texas. We seek opportunities to develop additional lines of business that leverage our capabilities and are consistent with our business strategy. We launched our MCA business in 2015 and asset-based lending and public finance businesses in 2016.
Business Strategy
Drawing on the business and community ties of our management and their banking experience, our strategy is to continue growing an independent bank that focuses primarily on middle market business customers and successful professionals and entrepreneurs in each of the five major metropolitan markets of Texas as well as our national lines of business. To achieve this, we seek to implement the following strategies:

•	targeting middle market businesses and successful professionals and entrepreneurs;

•	growing our loan and deposit base in our existing markets by hiring additional experienced bankers in our different lines of business;

•	developing lines of business that leverage our strengths and complement our existing lines of business;

•	continuing our emphasis on credit policy to maintain credit quality consistent with long-term objectives;

•	leveraging our existing infrastructure with improvements in technology and processes to gain efficiencies to support a larger volume of business;

•	maintaining effective internal approval processes for capital and operating expenditures;

•	continuing our extensive use of outsourcing to provide cost-effective and more efficient operational support and service levels consistent with large-bank operations; and

•	extending our reach within our target markets and lines of business through service innovation and service excellence.
Products and Services
We offer a variety of loan, deposit account and other financial products and services to our customers.
Business Customers.    We offer a full range of products and services oriented to the needs of our business customers, including:

•	commercial loans for general corporate purposes including financing for working capital, internal growth, acquisitions and financing for business insurance premiums;

•	real estate term and construction loans;

•	mortgage warehouse lending;

•	mortgage correspondent aggregation;

•	equipment finance and leasing;

•	medium- and long-term tax-exempt loans for municipalities and other governmental and tax-exempt entities;

•	treasury management services, including online banking and debit and credit card services; and

•	letters of credit.

Individual Customers.    We also provide complete banking services for our individual customers, including:

•	personal wealth management and trust services;

•	certificates of deposit and IRAs;

•	interest-bearing and non-interest-bearing checking accounts;

•	traditional money market and savings accounts;

•	loans, both secured and unsecured; and

•	online and mobile banking.
Lending Activities
We target our lending to middle market businesses and successful professionals and entrepreneurs that meet our credit standards. The credit standards are set by our standing Credit Policy Committee with the assistance of our Bank’s Chief Credit Officer, who is charged with ensuring that credit standards are met by loans in our portfolio. Our Credit Policy Committee is comprised of senior Bank officers including our Bank’s Texas President/Chief Lending Officer, our Bank's Chief Risk Officer and our Bank’s Chief Credit Officer, and is subject to oversight by the Credit Risk Committee of the Company's board of directors. We believe we maintain an appropriately diversified loan portfolio. Credit policies and underwriting guidelines are tailored to address the unique risks associated with each industry represented in the portfolio.
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
Deposit Products
We offer a variety of deposit products and services to our core customers upon terms, including interest rates, which are competitive with other banks. Our business deposit products include commercial checking accounts, lockbox accounts, cash concentration accounts and other treasury management services, including online banking. Our treasury management online system offers information services, wire transfer initiation, ACH initiation, account transfer and service integration. Our consumer deposit products include checking accounts, savings accounts, money market accounts and certificates of deposit. We also allow our consumer deposit customers to access their accounts, transfer funds, pay bills and perform other account functions through online and mobile banking.
Wealth Management and Trust
Our wealth management and trust services include wealth strategy, financial planning, investment management, personal trust and estate services, custodial services, retirement accounts and related services. Our investment management professionals work with our clients to define objectives, goals and strategies for their investment portfolios. We assist the customer with the selection of an investment manager and work with the client to tailor the investment program accordingly. We also offer retirement products such as individual retirement accounts and administrative services for retirement vehicles such as pension and profit sharing plans. Our wealth management and trust services are primarily focused on serving the needs of our banking clients and depend on close cooperation and support between our banking relationship managers and our investment management professionals.
Employees
As of December 31, 2017, we had 1,564 full-time employees. None of our employees is represented by a collective bargaining agreement and we consider our relations with our employees to be good.

Regulation and Supervision
General.    We and our Bank are subject to extensive federal and state laws and regulations that impose specific requirements on us and provide regulatory oversight of virtually all aspects of our operations. These laws and regulations generally are intended for the protection of depositors, the deposit insurance fund ("DIF") of the Federal Deposit Insurance Corporation (“FDIC”) and the stability of the U.S. banking system as a whole, rather than for the protection of our stockholders and creditors.
The following discussion summarizes certain laws, regulations and policies to which we and our Bank are subject. It does not address all applicable laws, regulations and policies that affect us currently or might affect us in the future. This discussion is qualified in its entirety by reference to the full texts of the laws, regulations and policies described.
The Company’s activities are governed by the Bank Holding Company Act of 1956, as amended (“BHCA”). We are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) pursuant to the BHCA. We file quarterly reports and other information with the Federal Reserve. We file reports with the Securities and Exchange Commission (“SEC”) and are subject to its regulation with respect to our securities, financial reporting and certain governance matters. Our securities are listed on the Nasdaq Global Select Market, and we are subject to Nasdaq rules for listed companies.
Our Bank is organized as a national banking association under the National Bank Act, and is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the “OCC”), the FDIC and the Consumer Financial Protection Bureau (“CFPB”) as well as being subject to regulation by certain other federal and state agencies. The OCC has primary supervisory responsibility for our Bank and performs a continuous program of examinations concerning safety and soundness, the quality of management and oversight by our board of directors, information technology and compliance with applicable laws and regulations. Our Bank files quarterly reports of condition and income with the FDIC, which provides insurance for certain of our Bank’s deposits.
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
We, through our Bank, engage in traditional banking activities that are deemed financial in nature. In order for us to undertake new activities permitted by the BHCA, we and our Bank must be considered "well capitalized" (as defined below) and well managed, our Bank must have received a rating of at least satisfactory in its most recent examination under the Community Reinvestment Act and we must notify the Federal Reserve within thirty days of engaging in the new activity. We do not currently expect to engage in any non-banking activities at the holding company level.
Under Federal Reserve policy, now codified by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), we are expected to act as a source of financial and managerial strength to our Bank and commit resources to its support. Such support may be required at times when, absent this Federal Reserve policy, a holding company may not be inclined to provide it. We could in certain circumstances be required to guarantee the capital plan of our Bank if it became undercapitalized.
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
With certain limited exceptions, the BHCA and the Change in Bank Control Act, together with regulations promulgated thereunder, prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve.
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
Regulation of Our Bank by the CFPB. The CFPB has regulation, supervision and examination authority over our Bank with respect to substantially all federal statutes and regulations protecting the interests of consumers of financial services, including but not limited to the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Truth in Savings Act, the Right to Financial Privacy Act and the Electronic Funds Transfer Act and their respective related regulations. Penalties for violating these laws and regulations could subject our Bank to lawsuits and administrative penalties, including civil monetary penalties, payments to affected consumers and orders to halt or materially change our consumer banking activities. The CFPB has broad authority to pursue enforcement actions, including investigations, civil actions and cease and desist proceedings, and can refer civil and criminal findings to the Department of Justice for prosecution. The Bank is also subject to other federal and state consumer protection laws and regulations that, among other things, prohibit unfair, deceptive and abusive, corrupt or fraudulent business practices, untrue or misleading advertising and unfair competition.
Capital Adequacy Requirements.    Federal banking regulators have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies that is based upon the 1988 capital accord of the Bank for International Settlements’ Basel Committee on Banking Supervision (the “Basel Committee”), a committee of central banks and bank regulators from the major industrialized countries that coordinates international standards for bank regulation. Under the guidelines, specific categories of assets and off-balance-sheet activities such as letters of credit are assigned risk weights, based generally on the perceived credit or other risks associated with the asset. Off-balance-sheet activities are assigned a credit conversion factor based on the perceived likelihood that they will become on-balance-sheet assets. These risk weights are multiplied by corresponding asset balances to determine a “risk weighted” asset base which is then measured against various measures of capital to produce capital ratios.
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
The Basel Committee in 2010 released a set of international recommendations for strengthening the regulation, supervision and risk management of banking organizations, known as Basel III. In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the “Basel III Capital Rules”). The Basel III Capital Rules became effective for us on January 1, 2015, with certain transition provisions phasing in over a period ending on January 1, 2019.
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
The Basel III Capital Rules set the risk-based capital requirement and the total risk-based capital requirement to a minimum of 6.0% and 8.0%, respectively, plus a capital conservation buffer of 2.5% producing targeted ratios of 8.5% and 10.5%, respectively, when fully phased-in in 2019. The leverage ratio requirement under the Basel III Capital Rules is 5.0%. In order to be well capitalized under the rules now in effect, our Bank must maintain a CET1 capital ratio, Tier 1 capital ratio and total capital ratio that is equal to or greater than 6.5%, 8.0% and 10.0%, respectively. See “Selected Consolidated Financial Data - Capital and Liquidity Ratios.”

Additionally, the Basel III Capital Rules specify a capital conservation buffer with respect to each of the CET1, Tier 1 and total capital to risk-weighted assets ratios, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5%. The required phase-in capital conservation buffer during 2017 was 1.25%. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.
We have met the capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis since we commenced filing applicable reports with the FDIC and OCC. At December 31, 2017 our Bank's CET1 ratio was 8.28% and its total risk-based capital ratio was 10.67% and, as a result, it is currently classified as "well capitalized" for purposes of the OCC's prompt corrective action regulations.
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
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a system of prompt corrective action regulations and policies to resolve the problems of undercapitalized insured depository institutions. Under this system, insured depository institutions are ranked in one of five capital categories as described below. Regulators are required to take mandatory supervisory actions and are authorized to take other discretionary actions of increasing severity with respect to insured depository institutions in the three undercapitalized categories. The five capital categories for insured depository institutions under the prompt corrective action regulations consist of:

•
Well capitalized - equals or exceeds a 10% total risk-based capital ratio, 8% Tier 1 risk-based capital ratio, and 5% leverage ratio and is not subject to any written agreement, order or directive requiring it to maintain a specific level for any capital measure;

•	Adequately capitalized - equals or exceeds an 8% total risk-based capital ratio, 6% Tier 1 risk-based capital ratio, and 4% leverage ratio;

•	Undercapitalized - total risk-based capital ratio of less than 8%, or a Tier 1 risk-based ratio of less than 6%, or a leverage ratio of less than 4%;

•	Significantly undercapitalized - total risk-based capital ratio of less than 6%, or a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 3%; and

•	Critically undercapitalized-a ratio of tangible equity to total assets equal to or less than 2%.
The prompt corrective action regulations provide that an institution may be downgraded to the next lower category if its regulator determines, after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination.
Federal bank regulatory agencies are required to implement arrangements for prompt corrective action for institutions failing to meet minimum requirements to be at least adequately capitalized. FDICIA imposes an increasingly stringent array of restrictions, requirements and prohibitions as an organization’s capital levels deteriorate. A bank rated "adequately capitalized" may not accept, renew or roll over brokered deposits. A "significantly undercapitalized" institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The OCC has only very limited discretion in dealing with a "critically undercapitalized" institution and generally must appoint a receiver or conservator (the FDIC) if the capital deficiency is not corrected promptly.
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

Federal bank regulators may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve and OCC guidelines provide that banking organizations experiencing significant growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Concentration of credit risks, interest rate risk (imbalances in rates, maturities or sensitivities) and risks arising from non-traditional activities, as well as an institution’s ability to manage these risks, are important factors taken into account by regulatory agencies in assessing an organization’s overall capital adequacy.
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
Our Bank’s leverage ratio was 8.59% at December 31, 2017 and, as a result, it is currently classified as “well capitalized” for purposes of the OCC’s prompt corrective action regulations.
The risk-based and leverage capital ratios established by federal banking regulators are minimum supervisory ratios generally applicable to banking organizations that meet specified criteria, assuming that they otherwise have received the highest regulatory ratings in their most recent examinations. Banking organizations not meeting these criteria are expected to operate with capital positions in excess of the minimum ratios. Regulators can, from time to time, change their policies or interpretations of banking practices to require changes in risk weights assigned to our Bank's assets or changes in the factors considered in order to evaluate capital adequacy, which may require our Bank to obtain additional capital to support existing asset levels or future growth or reduce asset balances in order to meet minimum acceptable capital ratios.
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
The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements encourage the covered banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets, and also to increase the use of long-term debt as a funding source.
While the LCR and NSFR tests are not currently applicable to our Bank, these measures are monitored by management and, along with other relevant measures of liquidity, are reported to our board of directors. Regulators may change capital and liquidity requirements, including previous interpretations of practices related to risk weights, which could require an increase in liquid assets or in the necessary capital to support the assets held by our Bank. Regulators could also require us to make retroactive adjustments to financial statements and reported capital ratios to reflect such changes.
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
Commencing in 2016, the results of our stress testing have been reported to the OCC and Federal Reserve in July of each year and public disclosure of our summary stress test results has been made in October of each year. The published results of our stress testing are available in the Investor Relations section of our website at www.texascapitalbank.com under the caption “Financial Information.” Results of stress test calculations are anticipated to become an important factor considered by banking regulators in evaluating a range of banking practices. We incorporate the economic models and information developed through our stress testing program into our risk management and business planning activities.

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
Community Reinvestment Act.    The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Our Bank's strategic focus on serving commercial customers in regional and national markets from a limited number of branches makes it more challenging for us to satisfy CRA requirements as compared to banks of comparable size that focus on providing retail banking services in markets where they maintain a network of full-service branches.
The USA Patriot Act, the International Money Laundering Abatement and Financial Anti-Terrorism Act and the Bank Secrecy Act.    A major focus of U.S. government policy regarding financial institutions in recent years has been combating money laundering, terrorist financing and other illegal payments. The USA Patriot Act of 2001 and the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 substantially broadened the scope of United States anti-money laundering laws and penalties, specifically related to the Bank Secrecy Act of 1970, and expanded the extra-territorial jurisdiction of the U.S. government in this area. Regulations issued under these laws impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with relevant laws or regulations, could have serious legal, reputational and financial consequences for the institution. Because of the significance of regulatory emphasis on these requirements, we have expended and expect to continue to expend significant staffing, technology and financial resources to maintain programs designed to ensure compliance with applicable laws and regulations and an effective audit function for testing our compliance with the Bank Secrecy Act on an ongoing basis.
Office of Foreign Assets Control. The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) is responsible for administering and enforcing economic and trade sanctions against specified foreign parties, including countries and regimes, foreign individuals and other foreign organizations and entities. OFAC publishes lists of prohibited parties that are regularly consulted by our Bank in the conduct of its business in order to assure compliance. We are responsible for, among other things, blocking accounts of, and transactions with, prohibited parties identified by OFAC, avoiding unlicensed trade and financial transactions with such parties and reporting blocked transactions after their occurrence. Failure to comply with OFAC requirements could have serious legal, financial and reputational consequences for our Bank.
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
The FDIA requires federal bank regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions that relate to, among other things: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth and quality; and (vi) compensation and benefits. Federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these requirements, which regulators use to identify and address problems at insured depository institutions before capital becomes impaired. If a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the bank may be required to submit an acceptable plan to achieve compliance, and agree to specific deadlines for the submission to and review by the regulator of reports confirming progress in implementing the safety and soundness compliance plan. Failure to implement such a plan may result in an enforcement action against the bank.
Enforcement actions against us, our Bank and our officers and directors may include the issuance of a written directive, the issuance of a cease-and-desist order that can be judicially enforced, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against officers or other institution-affiliated parties, the imposition of restrictions and sanctions under prompt corrective action regulations, the termination of deposit insurance (in the case of our Bank) and the appointment of a conservator or receiver for our Bank. Civil money penalties can be as high as $1.0 million for each day a violation continues.
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
Limits on Compensation.    The Federal Reserve, OCC and FDIC in 2010 issued comprehensive final guidance on incentive compensation policies for executive management of banks and bank holding companies. This guidance was intended to ensure that the incentive compensation policies of banking organizations do not undermine their safety and soundness by encouraging excessive risk-taking. The objective of the guidance is to assure that incentive compensation arrangements (i) provide incentives that do not encourage excessive risk-taking, (ii) are compatible with effective internal controls and risk management and (iii) are supported by strong corporate governance, including oversight by the board of directors. In 2016, the Federal Reserve and the FDIC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2017, these rules have not been implemented.
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
The Dodd-Frank Act significantly reduces the ability of national banks to rely upon federal preemption of state consumer financial laws and permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Although the OCC, as the primary regulator of national banks, has the ability to make preemption determinations where certain conditions are met, the broad rollback of federal preemption has the potential to create a patchwork of federal and state compliance obligations and enforcement. This may result in significant state regulatory requirements applicable to us and certain of our lending activities, with potentially significant changes in our operations and increases in our compliance costs.

The Dodd-Frank Act made permanent the general $250,000 insurance limit for insured deposits. Amendments to the FDIA also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF are calculated. The assessment base now consists of average consolidated total assets less average tangible equity capital and an amount the FDIC determines is necessary to establish assessments consistent with the risk=based assessment system found in the FDIA, which assigns insured institutions to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. As of July 1, 2017, minimum and maximum assessment rates (inclusive of possible adjustments) for institutions the size of our Bank range from 3 to 30 basis points of average consolidated total assets less average tangible capital. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. These changes contributed to an increase in the FDIC deposit insurance premiums paid by us in 2016 and 2017 and may contribute to increasing and less predictable deposit insurance expense in future years.
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
The Dodd-Frank Act increases the risk of “secondary actor liability” for lenders that provide financing or other services to customers offering financial products or services to consumers, as our Bank does in our mortgage finance, mortgage correspondent aggregation and lender finance lines of business. The Dodd-Frank Act can impose liability on a service provider for knowingly or recklessly providing substantial assistance to a customer found to have engaged in unfair, deceptive or abusive practices that injure a consumer. This exposure contributes to increased compliance and other costs in connection with the administration of credit extended to entities engaged in providing financial products and services to consumers.
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
The Volcker Rule.    The Dodd-Frank Act amended the BHCA to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading in designated types of financial instruments and from investing in and sponsoring certain hedge funds and private equity funds. The Volcker Rule has not had a material effect on our operations since we do not engage in the businesses prohibited by the Volcker Rule. Unanticipated effects of the Volcker Rule’s provisions or future interpretations may have an adverse effect on our business or services provided to our Bank by other financial institutions.
Available Information
Under the Securities Exchange Act of 1934, we are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC.
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

•
Exposures to individual borrowers and to groups of entities that may be affiliated on some basis that individually and/or collectively represent a larger percentage of our total loans or capital than might be considered common at other banks of similar size.

We rely heavily on information provided by third parties when originating and monitoring loans. If this information is intentionally or negligently misrepresented and we do not detect such misrepresentations, the credit risk associated with the transaction may be increased. Although we attempt to manage our credit risk by carefully monitoring the concentration of our loans within specific loan categories and industries and through prudent loan approval and monitoring practices in all categories of our lending, we cannot assure you that our approval and monitoring procedures will reduce these lending risks. Our significant number of large credit relationships (above $20 million) could exacerbate credit problems precipitated by a regional or national economic downturn. Competitive pressures could erode underwriting standards leading to a decline in general credit quality and increases in credit defaults and non-performing asset levels. If our credit administration personnel, policies and procedures are not able to adequately adapt to changes in economic, competitive or other conditions that affect customers and the quality of the loan portfolio, we may incur increased losses that could adversely affect our financial results and lead to increased regulatory scrutiny, restrictions on our lending activity or financial penalties.
A significant portion of our assets consists of commercial loans. We generally invest a greater proportion of our assets in commercial loans to business customers than other banking institutions of our size, and our business plan calls for continued efforts to increase our assets invested in these loans. At December 31, 2017, approximately 45% of our LHI portfolio was comprised of commercial loans. Commercial loans may involve a higher degree of credit risk than other types of loans due, in part, to their larger average size, the effects of changing economic conditions on the businesses of our commercial loan customers, the dependence of borrowers on operating cash flow to service debt and our reliance upon collateral which may not be readily marketable. Due to the greater proportion of these commercial loans in our portfolio and because the balances of these loans are, on average, larger than other categories of loans, losses incurred on a relatively small number of commercial loans could have a materially adverse impact on our results of operations and financial condition.
A significant portion of our loans are secured by commercial and residential real estate. At December 31, 2017, approximately 54% of our loans held for investment portfolio was comprised of loans with real estate as the primary component of collateral. Our real estate lending activities, and our exposure to fluctuations in real estate collateral values, are significant and expected to increase as our assets increase. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located, in response to factors such as changes in the economic health of industries heavily concentrated in a particular area and in response to changes in market interest rates, which influence capitalization rates used to value revenue-generating commercial real estate. If the value of real estate serving as collateral for our loans declines materially, a significant part of our loan portfolio could become under-collateralized and losses incurred upon borrower defaults would increase. Conditions in certain segments of the real estate industry, including homebuilding, lot development and mortgage lending, may have an effect on values of real estate pledged as collateral for our loans. The inability of purchasers of real estate, including residential real estate, to obtain financing may weaken the financial condition of our borrowers who are dependent on the sale or refinancing of property to repay their loans. Changes in the economic health of certain industries can have a significant impact on other sectors or industries which are directly or indirectly associated with those industries, and may impact the value of real estate in areas where such industries are concentrated.

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
The full impact of the Tax Cuts and Jobs Act (the "Tax Act") on us and our customers is unknown at present, creating uncertainty and risk related to our customers' future demand for credit and our future results. Increased economic activity expected to result from the decrease in tax rates on businesses generally could spur additional economic activity that would encourage additional borrowing. At the same time, some customers may elect to use their additional cash flow from lower taxes to fund their existing levels of activity, decreasing borrowing needs. The elimination of the federal income tax deductibility of business interest expense for a significant number of our customers effectively increases the cost of borrowing and makes equity or hybrid funding relatively more attractive. This could have a long-term negative impact on business customer borrowing. We are anticipating a significant increase in our after-tax net income available to stockholders in 2018 and future years as a result of the decrease in our effective tax rate. Some or all of this benefit could be lost to the extent that the banks and financial services companies we compete with elect to lower interest rates and fees and we are forced to respond in order to remain competitive. There is no assurance that presently anticipated benefits of the Tax Act for the Company will be realized.
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
Our business is concentrated in Texas; our Energy industry exposure could adversely affect our performance. A majority of our customers are located in Texas. As a result, our financial condition and results of operations may be strongly affected by any prolonged period of economic recession or other adverse business, economic or regulatory conditions affecting Texas businesses and financial institutions. Although more than 50% of our loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas, our Texas concentration remains significant compared to other peer banks. While the Texas economy is more diversified than in the 1980’s, the energy sector continues to play an important role. At December 31, 2017 our outstanding energy loans represented 6% of total loans. Our energy loans consist primarily of producing reserve-based loans to exploration and production companies with a smaller portion of our loan balances attributable to royalty owners, midstream operators, saltwater disposal and other service companies whose businesses primarily relate to production, not exploration and development, of oil and gas. These businesses have been significantly affected by volatility in oil and natural gas prices and material declines in the level of drilling and production activity in Texas and in other areas of the United States.

Adverse developments in the energy sector in 2015 and 2016 have had and may continue to have significant spillover effects on the Texas economy, including adverse effects on commercial and residential real estate values and the general level of economic activity. While oil and natural gas prices have stabilized during 2017, we will continue to carefully monitor the impact of any volatility in oil and natural gas prices on our loan portfolio. We experienced an increase in non-performing assets and higher charge-offs primarily related to energy loans during 2016, and while those levels have moderated in 2017, they still remain elevated compared to the overall loan portfolio. There is no assurance that we will not be materially adversely impacted by the direct and indirect effects of current and future conditions in the energy industry in Texas and nationally.
Our business faces unpredictable economic and business conditions. Our business is directly impacted by general economic and business conditions in Texas, the United States and internationally. The credit quality of our loan portfolio necessarily reflects, among other things, the general economic conditions in the areas in which we and our customers conduct our respective businesses. Our continued financial success can be affected by other factors that are beyond our control, including:

•	national, regional and local economic conditions;

•	the value of the U.S. Dollar in relation to the currencies of other advanced and emerging market countries;

•	the performance of both domestic and international equity and debt markets and valuation of securities represented and traded on recognized domestic and international exchanges;

•	fluctuations in the value of commodities including but not limited to petroleum and natural gas;

•	general economic consequences of international conditions, such as weakness in European sovereign debt and foreign currencies and the impact of that weakness on the US and global economies;

•	legislative and regulatory changes impacting our industry;

•	the financial health of our customers and economic conditions affecting them and the value of our collateral, including effects from continued price volatility of oil and gas and other commodities;

•	the incidence of fraud, illegal payments, security breaches and other illegal acts among or impacting our Bank and our customers;

•	structural changes in the markets for origination, sale and servicing of residential mortgages;

•	changes in governmental economic and regulatory policies generally, including the extent and timing of intervention in credit markets by the Federal Reserve Board or withdrawal from that intervention;

•	changes in the availability of liquidity at a systemic level; and

•	material inflation or deflation.
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
We must effectively manage our liquidity risk. Our Bank requires liquidity in the form of available funds to meet its deposit, debt and other obligations as they come due, borrower requests to draw on committed credit facilities as well as unexpected demands for cash payments. While we are not subject to Basel III liquidity regulations, the adequacy of our liquidity is a matter of regulatory interest given the significant portion of our balance sheet represented by loans as opposed to securities and other more marketable investments. Our Bank’s principal source of funding consists of customer deposits. We also rely on the availability of the mortgage secondary market provided by Ginnie Mae and the GSEs to support the liquidity of our residential mortgage assets. A substantial majority of our Bank’s liabilities consist of demand, savings, interest checking and money market deposits, which are payable on demand or upon relatively short notice. By comparison, a substantial portion of our assets are loans, most of which, excluding our mortgage finance loans and mortgage loans held for sale, cannot be collected or sold in so short a time frame, creating the potential for an imbalance in the availability of liquid assets to satisfy depositors and loan funding requirements.
We hold smaller balances of marketable securities than many of our competitors, limiting our ability to increase our liquidity by completing market sales of these assets. An inability to raise funds through deposits, borrowings, the sale of securities and loans and other sources, or an inability to access the capital markets, could have a substantial negative effect on our Bank’s liquidity. We actively manage our available sources of funds to meet our expected needs under normal and financially stressed conditions, but there is no assurance that our Bank will be able to make new loans, meet ongoing funding commitments to borrowers and replace maturing deposits and advances as necessary under all possible circumstances. Our Bank’s ability to obtain funding could be impaired by factors beyond its control, such as disruptions in financial markets, negative expectations regarding the financial services industry generally or in our markets or negative perceptions of our Bank, including our credit ratings.
Our mortgage finance business has experienced, and will likely continue to experience, highly variable usage of our funding capacity resulting from seasonal demands for credit, surges in consumer demand driven by changes in interest rates and month-end “spikes” of residential mortgage closings. These spikes could also result in our Bank having capital ratios that are below internally targeted levels or even levels that could cause our Bank to not be well capitalized and could affect liquidity levels. At the same time managing this risk by declining to respond fully to the needs of our customers could severely impact our business. We have responded to these variable funding demands by, among other things, increasing the extent of participations sold in our mortgage loan interests, as needed, and by maintaining a substantial borrowing relationship with the Federal Home Loan Bank. Our mortgage finance customers have in recent periods provided significant low-cost deposit balances associated with the borrower escrow accounts created at the time certain mortgage loans are funded, which have benefitted our liquidity and net interest margin. In a rising rate environment or in response to competitive pressures, we may have to pay interest on some or all of these accounts as regulations allow. Individual escrow account balances also experience significant variability monthly as principal and interest payments, as well as ad valorem taxes and insurance premiums, are paid periodically. While the short average holding period of our mortgage interests of approximately 20 days will allow us, if necessitated by a funding shortfall, to rapidly decrease the size of the portfolio and its associated funding requirements, any such action might significantly damage our business and important mortgage finance relationships.
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
If we do not maintain our regulatory capital above the level required to be well capitalized we would be required to obtain FDIC consent for us to continue to accept deposits classified as brokered deposits, and there can be no assurance that the FDIC would consent under any circumstances. We could also be required to suspend or eliminate deposit gathering from any source classified as “brokered” deposits. The FDIC can change the definition of brokered deposits or extend the classification to deposits not currently classified as brokered deposits. These non-traditional deposits are subject to greater operational and reputational risk of unexpected withdrawal than traditional demand and time deposits, particularly those provided by consumers. A significant decrease in our balances of relationship brokered deposits could have a material adverse effect upon our financial condition and results of operations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations below for further discussion of our liquidity.

We, our vendors and customers must effectively manage our information systems risk. We, our vendors and customers all rely heavily on communications and information systems to conduct our respective businesses and work effectively together. The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. Our ability to compete successfully depends in part upon our ability to use technology to provide products and services that will satisfy customer demands. Many of our larger competitors invest substantially greater resources in technological capabilities than we do. We may not be able to effectively protect, develop and manage mission critical systems and IT infrastructure to support strategic business initiatives, which could impair our ability to achieve financial, operational, compliance and strategic objectives and negatively affect our business, results of operations or financial condition.
Our communications and information systems and those of our vendors and customers remain vulnerable to unexpected disruptions, failures and cyber-attacks. The frequency and intensity of such attacks is escalating. Failures or interruptions of these systems could impair our ability to serve our customers and to operate our business and could damage our reputation, result in a loss of business, subject us to additional regulatory scrutiny or enforcement or expose us to civil litigation and possible financial liability. While we have developed extensive recovery plans, we cannot assure that those plans will be effective to prevent adverse effects upon us and our customers resulting from system failures.
We collect and store sensitive data, including personally identifiable information of our customers and employees and in the ordinary course of business must allow certain of our vendors access to that data. Computer break-ins of our systems or our vendors' or customers’ systems, thefts of data and other breaches and criminal activity may result in significant costs to respond, liability for customer losses if we or our vendors are at fault, damage to our customer relationships, regulatory scrutiny and enforcement and loss of future business opportunities due to reputational damage. Breaches can be perpetrated by unknown third parties, but could also be facilitated by employees either inadvertently or by consciously attempting to create disruption or certain acts of fraud. Although we, with the help of third-party service providers, will continue to implement information security technology solutions and establish operational procedures to protect sensitive data, there can be no assurance that these measures will be effective. We advise and provide training to our customers and evaluate and impose security requirements on our vendors regarding protection of their respective information systems, but there is no assurance that these actions will have the intended positive effects or will be effective to prevent losses. In some cases we may elect to contribute to the cost of responding to cybercrime against our customers, even when we are not at fault, in order to maintain valuable customer relationships. Successful cyber-attacks on our Bank, vendors or customers may affect the reputation of our Bank, and failure to meet customer expectations could have a material impact on our ability to attract and retain deposits as a primary source of funding.
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
The banking industry has experienced a prolonged period of unusually low interest rates, which have had an adverse effect on our earnings by reducing yields on loans and other earning assets. The Federal Reserve began raising rates in late 2015 and 2016 and their benchmark rate and market rates continued to increase during 2017, contributing to some improvement in our net interest income. However there is substantial uncertainty regarding the extent to which interest rates may increase in 2018 and future periods and what the future effects of any such increases will be. There is no assurance that recent expectations of increasing interest rates in future periods will be realized. Increases in market interest rates can have negative impacts on our business, including reducing our customers' desire to borrow money from us or adversely affecting their ability to repay their outstanding loans by increasing their debt service obligations through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to pay their loans is impaired by increasing interest payment obligations, our level of non-performing assets would increase, producing an adverse effect on operating results. Asset values, especially commercial real estate as collateral, securities or other fixed rate earning assets, can decline significantly with relatively minor changes in interest rates.

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
Federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed in 2011 by the Dodd-Frank Act. This change has had limited impact to date due to the excess of commercial liquidity and the low interest rate environment. Rising interest rates may result in our interest expense increasing, with a commensurate adverse effect on our net interest income, particularly if we must pay interest on demand deposits to attract or retain customer deposits. As interest rates increase, deposit costs will continue to increase, which could adversely impact our net interest income. In a rising rate environment, competition for cost-effective deposits can be expected to increase making it more costly for us to fund loan growth. There can be no assurance that we will not be materially adversely affected in the future by increases in interest rates.
We are subject to extensive government regulation and supervision. We, as a bank holding company and financial holding company, and our Bank as a national bank, are subject to extensive federal and state regulation and supervision, and the potential for regulatory enforcement actions, that impact our business on a daily basis. See the discussion above at Business - Regulation and Supervision. These regulations affect our lending practices, permissible products and services and their terms and conditions, customer relationships, capital structure, investment practices, accounting, financial reporting, operations and our ability to grow, among other things. These regulations also impose obligations to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identities of our customers.
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
The Dodd-Frank Act has not yet been fully implemented and there are many additional regulations called for by the Act that have not been proposed, or if proposed, have not been adopted. The full impact of the Dodd-Frank Act on our business strategies is not completely known at this time as there is uncertainty related to regulations still pending. The 2016 national election results and more recent statements and actions by the administration and members of Congress have contributed to continuing uncertainty regarding future implementation and enforcement of the Dodd-Frank Act and other financial sector regulatory requirements. While these developments have contributed to increased market valuations of a broad range of financial services companies, including the Company, there is no assurance that any of the anticipated changes will be implemented or that expected benefits to our future financial performance will be realized.
We receive inquiries from our regulators from time to time regarding, among other things, lending practices, reserve methodology, compliance with changing regulations and interpretations, our management of interest rate, liquidity, capital and operational risk, enterprise risk management, regulatory and financial accounting practices and policies and related matters, which can divert management’s time and attention from focusing on our business. We have significantly increased the amount of management time and expense devoted to developing the infrastructure to support our expanding compliance obligations, which can pose significant regulatory enforcement, financial and reputational risks if not appropriately addressed.
We continue to respond to stress testing requirements contained in the Dodd-Frank Act (“DFAST”) to evaluate the adequacy of our capital and liquidity planning. Uncertainties regarding how the financial models of our business created pursuant to this requirement will respond to the regulatory scenarios issued annually, and how our regulators will evaluate our report of the results obtained, subject us to increased regulatory risk in future years as the standards for DFAST and regulatory use of our reported data continue to evolve. Any change to our practices or policies requested or required by our regulators, or any changes in interpretation of regulatory policy applicable to our businesses, may have a material adverse effect on our business, results of operations or financial condition. We have increased our capital and liquidity and expanded our regulatory compliance staffing and systems in recent years in order to address regulatory expectations for high-growth institutions, which reduced our net interest margin and earnings in those periods.  There is no assurance that our financial performance in future years will not be similarly burdened.
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
We must be effective in developing and executing new lines of business and new products and services while managing associated risks. Our business strategy requires that we develop and grow new lines of business and offer new products and services within existing lines of business in order to compete successfully in customer acquisition and retention and realize our growth objectives for both loans and deposits. Substantial costs, risks and uncertainties are associated with these efforts, particularly in instances where the markets are not fully developed. Developing and marketing new activities requires that we invest significant time and resources before revenues and profits can be realized. Timetables for the development and launch of new activities may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, receipt of necessary licenses or permits, competitive alternatives and shifting market preferences, may also adversely impact the successful execution of new activities. New activities necessarily entail additional risks and may present additional risks to the effectiveness of our system of internal controls. All service offerings, including current offerings and new activities, may become more risky due to changes in economic, competitive and market conditions beyond our control. Our regulators could determine that our risk management practices are not adequate or our capital levels are not sufficiently in excess of well-capitalized levels and take action to restrain our growth. Failure to successfully manage these risks, generally and to the satisfaction of our regulators, in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.
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

We compete with many banks and other financial service providers. Competition among providers of financial services in our markets, in Texas, regionally and nationally, is intense. We compete with other financial and bank holding companies, state and national commercial banks, savings and loan associations, consumer finance companies, credit unions, securities brokerages, insurance companies, mortgage banking companies, money market mutual funds, asset-based non-bank lenders, government sponsored or subsidized lenders and other financial services providers. Many of these competitors have substantially greater financial resources, lending limits and technological resources and larger branch networks than we do, and are able to offer a broader range of products and services than we can, including systems and services that could protect customers from cyber threats. Many competitors offer lower interest rates and more liberal loan terms that appeal to borrowers but adversely affect net interest margin and assurance of repayment. There are early indications that one effect of the Tax Act may be to allow financial services companies to effectively spend their tax savings by offering lower interest rates and fees to retain customers or generate growth. If this trend expands it could have a significant negative impact on our net interest margin and profitability. We are increasingly faced with competition in many of our products and services by non-bank providers who may have competitive advantages of size, access to potential customers and fewer regulatory requirements. Failure to compete effectively for deposit, loan and other banking customers in our markets could cause us to lose market share, slow or reverse our growth rate or suffer adverse effects on our financial condition and results of operations.
Our mortgage correspondent aggregation business subjects us to additional risks. We launched our mortgage correspondent aggregation business (“MCA”), a correspondent lending program that complements our mortgage warehouse lending business, in 2015. Volatility in the mortgage industry has caused uncertainty related to the pricing of the mortgage loans that we seek to purchase, as well as uncertainty in the pricing of those loans when they are sold or securitized. Similar uncertainty exists with volatility in the value of mortgage servicing rights ("MSRs") on our balance sheet. This volatility may cause the actual returns on mortgage sales or securitization transactions to be less than anticipated, which could adversely affect our overall loans held for sale volumes. Fluctuations in the value of MSRs that we hold on our balance sheet could require that we recognize impairments in the value of such assets and/or actual losses on the disposition of such assets. Additionally, non-bank competitors may have a pricing advantage as they are not subject to the same capital maintenance requirements relative to mortgage loans and MSRs as our Bank.
Our MCA business subjects us to additional interest rate risk and price risk, which may have an adverse effect on our business. The persistent low interest rate environment and expectation of future higher rates has in certain cases resulted in an increase in the value of MSRs, causing other market participants and competitors who are planning to hold MSRs for a longer term to be more aggressive in their pricing of the underlying loan purchases than a participant like our Bank that does not plan to hold MSRs on a long-term basis. While we believe market and competitive conditions may improve in the future, a prolonged low interest rate environment could adversely affect the economics of our MCA business over a longer period of time. Conversely, an environment of rising interest rates could have a significant effect on loan volumes in our MCA business if refinancing and home purchase activities are reduced.
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
We may be required to hold or repurchase mortgage loans or reimburse investors as a result of breaches in contractual representations and warranties under the agreements pursuant to which we purchase and sell mortgage loans. While our agreements with the originators and sellers of mortgage loans provide us with legal recourse against them that may allow us to recover some or all of our losses, these companies are frequently not financially capable of paying large amounts of damages and as a result we can offer no assurance that we will not bear all of the risk of loss.
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
Claims and legal actions may result in significant legal costs to defend us or assert our rights and may result in reputational damage that adversely affects existing and future customer relationships. If claims and legal actions are not resolved in a manner favorable to us we may suffer significant financial liability or adverse effects upon our reputation, which could have a material adverse effect on our business, financial condition and results of operations. See Legal Proceedings below for additional disclosures regarding legal proceedings.
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
Severe weather, earthquakes, other natural disasters, pandemics, acts of war or terrorism and other external events could significantly impact our business. Severe weather, earthquakes, other natural disasters, pandemics, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Recent hurricanes caused extensive flooding and destruction along the coastal areas of Texas and in other areas in the US, including communities where we conduct business. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Securities
Our stock price can be volatile. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly and annual results of operations;

•	changes in recommendations by securities analysts;

•	changes in composition and perceptions of the investors who own our stock and other securities;

•	changes in ratings from national rating agencies on publicly or privately owned debt securities and deposits in our Bank;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry, including regulatory actions against other financial institutions;

•	actual or expected economic conditions that are perceived to affect our company such as changes in commodity prices, real estate values or interest rates;

•	perceptions in the marketplace regarding us and/or our competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	changes in government regulations and interpretation of those regulations, changes in our practices requested or required by regulators and changes in regulatory enforcement focus; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.
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
The holders of our indebtedness and preferred stock have rights that are senior to those of our common stockholders. As of December 31, 2017, we had $111.0 million outstanding in subordinated notes issued by our holding company and $113.4 million outstanding in junior subordinated notes that are held by statutory trusts which issued trust preferred securities to investors. At December 31, 2017 our Bank had $175.0 million in subordinated notes outstanding. Payments of the principal and interest on our trust preferred securities are conditionally guaranteed by us to the extent not paid by each trust, provided the trust has funds available for such obligations.
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
At December 31, 2017, we had issued and outstanding 6 million shares of our 6.50% Non-Cumulative Perpetual Preferred Stock, Series, A, having an aggregate liquidation preference of $150.0 million. Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. We must be current on dividends payable to holders of preferred stock before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.
We do not currently pay dividends on our common stock. We have not paid dividends on our common stock and we do not expect to do so for the foreseeable future. Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of our Bank to pay dividends to us is limited by its obligation to maintain sufficient capital and by other regulatory restrictions as discussed above under the heading Supervision and Regulation.
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
Our common stock is traded on The Nasdaq Global Select Market under the symbol “TCBI”. On February 13, 2018, there were approximately 179 holders of record of our common stock.
No cash dividends have ever been paid by us on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our principal source of funds to pay cash dividends on our common stock would be cash dividends from our Bank. The payment of dividends by our Bank is subject to certain restrictions imposed by federal banking laws, regulations and authorities. See Regulation and Supervision - Restrictions on Dividends and Repurchases" above.
The following table presents the range of high and low bid prices reported on The Nasdaq Global Select Market for each of the four quarters of 2016 and 2017.

	Price Per Share
Quarter Ended	High	Low
March 31, 2016	49.88	29.78
June 30, 2016	51.84	34.54
September 30, 2016	55.25	42.36
December 31, 2016	81.25	54.20

March 31, 2017	93.35	75.80
June 30, 2017	84.35	70.65
September 30, 2017	87.50	69.65
December 31, 2017	95.20	77.65

Stock Performance Graph
The following table and graph sets forth the cumulative total stockholder return for the Company’s common stock for the five-year period ending on December 31, 2017, compared to an overall stock market index (Russell 2000 Index) and the Company’s peer group index (Nasdaq Bank Index). The Russell 2000 Index and Nasdaq Bank Index are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2012. The performance graph represents past performance and should not be considered to be an indication of future performance.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Texas Capital
Bancshares, Inc.	$100.00	$138.78	$121.22	$110.26	$174.92	$198.35
Russell 2000
Index (RTY)	100.00	136.65	141.62	133.77	159.59	180.42
Nasdaq Bank
Index (CBNK)	100.00	137.95	142.12	151.67	204.03	211.49

Source: Bloomberg

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
You should read the selected financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	At or For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share, average share and percentage data)
Consolidated Operating Data(1)
Interest income	$879,299	$703,408	$602,958	$514,547	$444,625
Interest expense	117,971	63,594	46,428	37,582	25,112
Net interest income	761,328	639,814	556,530	476,965	419,513
Provision for credit losses	44,000	77,000	53,250	22,000	19,000
Net interest income after provision for credit losses	717,328	562,814	503,280	454,965	400,513
Non-interest income	74,256	60,780	47,738	42,511	44,024
Non-interest expense	465,876	382,397	326,523	285,114	256,729
Income before income taxes	325,708	241,197	224,495	212,362	187,808
Income tax expense	128,645	86,078	79,641	76,010	66,757
Net income	197,063	155,119	144,854	136,352	121,051
Preferred stock dividends	9,750	9,750	9,750	9,750	7,394
Net income available to common stockholders	$187,313	$145,369	$135,104	$126,602	$113,657
Consolidated Balance Sheet Data(1)
Total assets	$25,075,645	$21,697,134	$18,903,821	$15,900,034	$11,717,174
Loans held for sale, MCA	1,007,695	968,929	86,075	—	—
Loans held for investment	15,366,252	13,001,011	11,745,674	10,154,887	8,486,603
Loans held for investment, mortgage finance loans	5,308,160	4,497,338	4,966,276	4,102,125	2,784,265
Liquidity assets(2)	2,727,581	2,725,645	1,681,374	1,233,990	61,427
Securities available-for-sale	23,511	24,874	29,992	41,719	63,214
Demand deposits	7,812,660	7,994,201	6,386,911	5,011,619	3,347,567
Total deposits	19,123,180	17,016,831	15,084,619	12,673,300	9,257,379
Federal funds purchased and repurchase agreements	365,040	109,575	143,051	92,676	170,604
Other borrowings	2,800,000	2,000,000	1,500,000	1,100,005	855,026
Subordinated notes	281,406	281,044	280,682	280,321	108,110
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406	113,406
Stockholders’ equity	2,202,721	2,009,557	1,623,533	1,484,190	1,096,350

	At or For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share, average share and percentage data)
Other Financial Data
Income per share
Basic	$3.78	$3.14	$2.95	$2.93	$2.78
Diluted	3.73	3.11	2.91	2.88	2.72
Tangible book value per share(3)	40.97	37.17	31.69	28.72	22.54
Book value per share	41.35	37.56	32.12	29.17	23.06
Weighted average shares
Basic	49,587,169	46,239,210	45,808,440	43,236,344	40,864,225
Diluted	50,259,834	46,765,902	46,437,872	44,003,256	41,779,881
Selected Financial Ratios
Performance Ratios
Net interest margin	3.49%	3.14%	3.14%	3.78%	4.22%
Return on average assets	0.87%	0.74%	0.79%	1.05%	1.17%
Return on average equity	9.51%	9.27%	9.65%	11.31%	12.82%
Efficiency ratio(4)	55.75%	54.58%	54.04%	54.88%	55.39%
Non-interest expense to average earning assets	2.12%	1.88%	1.84%	2.26%	2.58%
Asset Quality Ratios
Net charge-offs (recoveries) to average LHI	0.16%	0.29%	0.07%	0.05%	0.05%
Net charge-offs (recoveries) to average LHI excluding mortgage finance loans	0.21%	0.38%	0.10%	0.07%	0.07%
Allowance for loan losses to LHI	0.89%	0.96%	0.84%	0.71%	0.78%
Allowance for loan losses to LHI excluding mortgage finance loans	1.20%	1.29%	1.20%	0.99%	1.03%
Allowance for loan losses to non-accrual loans	1.8x	1.0x	.8x	2.3x	2.7x
Non-accrual loans to LHI	0.49%	0.96%	1.08%	0.30%	0.29%
Non-accrual loans to LHI excluding mortgage finance loans	0.66%	1.29%	1.53%	0.43%	0.38%
Total NPAs to LHI plus OREO	0.55%	1.07%	1.08%	0.31%	0.33%
Total NPAs to LHI excluding mortgage finance loans plus OREO	0.74%	1.43%	1.53%	0.43%	0.44%
Capital and Liquidity Ratios(5)
CET1	8.45%	8.97%	7.47%	7.89%	N/A
Total capital ratio	9.52%	10.23%	11.05%	11.83%	10.73%
Tier 1 capital ratio	11.50%	12.48%	8.81%	9.46%	9.15%
Tier 1 leverage ratio	9.15%	9.34%	8.92%	10.76%	10.87%
Average equity/average assets	9.33%	8.20%	8.51%	9.75%	9.68%
Tangible common equity/total tangible assets(6)	8.11%	8.49%	7.69%	8.26%	7.87%
Average LHI, net/average total deposits	97.56%	95.82%	101.71%	111.57%	116.25%

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
Forward-looking statements may include, among other things, statements about the credit quality of our loan portfolio, economic conditions, including the continued impact on our customers from declines and volatility in oil and gas prices, the financial impact of the Tax Act on our results of operations, expectations regarding rates of default or loan losses, volatility in the mortgage industry, our business strategies and our expectations about future financial performance, future growth and earnings, the appropriateness of our allowance for loan losses and provision for loan losses, the impact of increased regulatory requirements on our business, increased competition, interest rate risk, new lines of business, new product or service offerings and new technologies.
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

•	Changing economic conditions or other developments adversely affecting our commercial, entrepreneurial and professional customers.

•	Changes in the value of commercial and residential real estate securing our loans or in the demand for credit to support the purchase and ownership of such assets.

•	Adverse economic conditions and other factors affecting our middle market customers and their ability to continue to meet their loan obligations.

•
Unanticipated effects from the Tax Act may limit its benefits or adversely impact our business, which could include decreased demand for borrowing by our middle market customers or increased price competition that offsets the benefits of decreased federal income tax expense.

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

•	Adverse changes in economic or market conditions, in Texas, the United States or internationally, that could affect the credit quality of our loan portfolio or our operating performance.

•
Unexpected market conditions or regulatory changes that could cause access to capital market transactions and other sources of funding to become more difficult to obtain on terms and conditions that are acceptable to us.

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

•
The failure to manage information systems risk or to prevent cyber-attacks against us, our customers or our third party vendors, or to manage risks from disruptions or security breaches affecting us, our customers or our third party vendors.

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

•
Uncertainty in the pricing of mortgage loans that we purchase, and later sell or securitize, as well as competition for the MSRs related to these loans and related interest rate risk or price risk resulting from retaining MSRs, and the potential effects of higher interest rates on our MCA loan volumes.

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
Outstanding energy loans totaled $1.3 billion, or approximately 6% of total loans, at December 31, 2017. Unfunded energy loan commitments increased by $147.5 million to $678.3 million (54% of outstanding energy loans) at December 31, 2017 compared to $530.8 million at December 31, 2016 reflecting new commitments. We recorded $20.0 million in net charge-offs during 2017 compared to $36.0 million for 2016. Energy non-accruals decreased to $65.2 million at December 31, 2017 compared to $121.5 million at December 31, 2016. We continue to proactively manage our energy portfolio and overall credit quality, and we believe we are appropriately reserved against further energy-related losses.
The following discussion and analysis presents the significant factors affecting our financial condition as of December 31, 2017 and 2016 and results of operations for each of the three years ended December 31, 2017, 2016 and 2015. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing later in this report.
Year ended December 31, 2017 compared to year ended December 31, 2016
We reported net income of $197.1 million and net income available to common stockholders of $187.3 million, or $3.73 per diluted common share, for the year ended December 31, 2017, compared to net income of $155.1 million and net income available to common stockholders of $145.4 million, or $3.11 per diluted common share, for 2016. Return on average equity ("ROE") was 9.51% and return on average assets ("ROA") was 0.87% for the year ended December 31, 2017, compared to 9.27% and 0.74%, respectively, for 2016. The decrease in ROE for 2017 compared to 2016 reflects a $17.6 million write-off of our net deferred tax asset ("DTA") in response to enactment of the Tax Act, which was recorded as additional income tax expense during the fourth quarter of 2017. As a result of the Tax Act our effective tax rate for 2017 increased to 40% from 36% for 2016. The federal corporate income tax rate declined from 35% to 21% effective January 1, 2018 as a result of the Tax Act. The amount of the DTA write-off is expected to be recovered in 2018 from tax savings attributable to the Tax Act.
Net income increased $41.9 million for the year ended December 31, 2017 compared to 2016. The $41.9 million increase was primarily the result of a $121.5 million increase in net interest income, a $33.0 million decrease in the provision for credit losses and a $13.5 million increase in non-interest income, offset by an $83.5 million increase in non-interest expense and a $42.6 million increase in income tax expense.
Year ended December 31, 2016 compared to year ended December 31, 2015
We reported net income of $155.1 million and net income available to common stockholders of $145.4 million, or $3.11 per diluted common share, for the year ended December 31, 2016, compared to net income of $144.9 million and net income available to common stockholders of $135.1 million, or $2.91 per diluted common share, for 2015. Return on average equity ("ROE") was 9.27% and return on average assets ("ROA") was 0.74% for the year ended December 31, 2016, compared to 9.65% and 0.79%, respectively, for 2015. The decrease in ROE for 2016 compared to 2015 resulted from a higher provision for credit losses and the dilutive effect of the fourth quarter 2016 offering of 3.45 million common shares, which increased common equity by $236.4 million. ROA was impacted in 2016 and 2015 by larger liquidity assets balances, including a $735.0 million increase in average liquidity assets for the year ended December 31, 2016 compared to 2015.
Net income increased by $10.3 million for the year ended December 31, 2016 compared to 2015. The $10.3 million increase was primarily the result of an $83.3 million increase in net interest income and a $13.0 million increase in non-interest income, offset by a $23.8 million increase in the provision for credit losses, a $55.9 million increase in non-interest expense and a $6.4 million increase in income tax expense.

Net Interest Income
Net interest income was $761.3 million for the year ended December 31, 2017 compared to $639.8 million for 2016. The increase was primarily due to an increase in earning assets of $1.6 billion as compared to 2016, as well as the effect of increases in interest rates on loan yields. The increase in average earning assets included a $599.8 million increase in average loans held for sale, a $1.5 billion increase in average net loans held for investment and a $24.6 million increase in average securities, offset by a $490.3 million decrease in average liquidity assets. For the year ended December 31, 2017, average net loans held for investment, liquidity assets and loans held for sale represented approximately 82%, 13% and 5%, respectively, of average earning assets compared to approximately 81%, 17% and 2%, respectively, in 2016.
Average interest-bearing liabilities for the year ended December 31, 2017 increased $1.2 billion from the year ended December 31, 2016, which included a $1.0 billion increase in interest-bearing deposits and a $137.9 million increase in other borrowings. For the same periods, the average balance of demand deposits increased to $8.3 billion from $8.1 billion. The average cost of total deposits and borrowed funds increased to 0.49% for the year ended December 31, 2017, compared to 0.23% for 2016. The average cost of interest-bearing liabilities increased from 0.58% for the year ended December 31, 2016 to 0.97% for 2017.
Net interest income was $639.8 million for the year ended December 31, 2016 compared to $556.5 million for 2015. The increase in net interest income was primarily due to an increase of $2.7 billion in average earning assets as compared to 2015. The increase in average earning assets included a $1.5 billion increase in average net loans, a $735.0 million increase in average liquidity assets and a $410.0 million increase in average loans held for sale. For the year ended December 31, 2016, average net loans, liquidity assets and loans held for sale represented approximately 81%, 17% and 2%, respectively, of average earning assets compared to approximately 84%, 15% and less than 1%, respectively, in 2015.
Average interest-bearing liabilities for the year ended December 31, 2016 increased $902.1 million from the year ended December 31, 2015, which included an $803.4 million increase in interest-bearing deposits and a $98.3 million increase in other borrowings. For the same periods, the average balance of demand deposits increased to $8.1 billion from $6.4 billion. The average cost of total deposits and borrowed funds increased to 0.23% for the year ended December 31, 2016, compared to 0.17% for 2015. The average cost of interest-bearing liabilities increased from 0.46% for the year ended December 31, 2015 to 0.58% for 2016.
Volume/Rate Analysis
The following table presents the changes (in thousands) in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to differences in the average interest rate on those assets and liabilities.

	Years Ended December 31,
	2017/2016			2016/2015
	Net Change	Change Due To(1)		Net Change	Change Due To(1)
		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income:
Securities	$88	$868	$(780)	$(305)	$(301)	$(4)
Loans held for sale	25,150	20,183	4,967	13,766	15,667	(1,901)
Loans held for investment, mortgage finance loans	8,528	(4,906)	13,434	15,070	9,004	6,066
Loans held for investment	134,234	72,328	61,906	61,222	53,751	7,471
Federal funds sold and securities purchased under resale agreements	995	(357)	1,352	865	102	763
Deposits in other banks	13,087	(2,174)	15,261	10,019	1,792	8,227
Total	182,082	85,942	96,140	100,637	80,015	20,622
Interest expense:
Transaction deposits	8,071	(131)	8,202	4,604	808	3,796
Savings deposits	34,202	4,609	29,593	8,290	1,530	6,760
Time deposits	438	(87)	525	294	(89)	383
Deposits in foreign branches	—	—	—	(591)	(591)	—
Other borrowings	11,084	619	10,465	4,110	180	3,930
Long-term debt	583	—	583	458	22	436
Total	54,378	5,010	49,368	17,165	1,860	15,305
Net interest income	$127,704	$80,932	$46,772	$83,472	$78,155	$5,317

(1)	Yield/rate and volume variances are allocated to yield/rate.

(2)	Taxable equivalent rates used where applicable assuming a 35% tax rate.
Net interest margin, which is defined as the ratio of net interest income to average earning assets, was 3.49% for the year ended December 31, 2017, compared to 3.14% for 2016. The increase was primarily due to the effect of increases in interest rates on loan yields attributable to our asset-sensitive balance sheet. The yield on total loans held for investment increased to 4.52% for the year ended December 31, 2017 compared to 4.07% for 2016 and the yield on earning assets increased to 4.02% for the year ended December 31, 2017 compared to 3.45% for 2016. Funding costs, including demand deposits and borrowed funds, increased to 0.49% for 2017 compared to 0.23% for 2016. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.53% for 2017 compared to 3.22% for 2016. The increase resulted primarily from increases in interest rates and increases in the higher yielding loan components of earning assets. Total funding costs, including all deposits, long-term debt and stockholders' equity increased to 0.52% for 2017 compared to 0.30% for 2016. Average long-term debt remained flat as compared to 2016 and the average interest rate on long-term debt for 2017 was 5.16% compared to 5.02% for 2016.
Net interest margin remained flat at 3.14% for the year ended December 31, 2016, compared to 2015. We experienced a 5 basis point increase in the yield on earning assets, primarily as a result of growth in loans with higher yields. Funding costs, including demand deposits and borrowed funds, increased to 0.23% for 2016 compared to 0.17% for 2015. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.22% for 2016 compared to 3.23% for 2015. Total funding costs, including all deposits, long-term debt and stockholders' equity increased to .30% for 2016 compared to 0.25% for 2015. Average long-term debt remained flat as compared to 2015 and the average interest rate on long-term debt for 2016 was 5.02% compared to 4.90% for 2015.

Consolidated Daily Average Balances, Average Yields and Rates

	Year ended December 31,
	2017			2016			2015
	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate
Assets
Securities—taxable	$51,751	$1,064	2.06%	$26,619	$943	3.54%	$33,616	$1,197	3.56%
Securities—non-taxable(2)	55	3	4.85%	604	36	5.92%	1,544	87	5.63%
Federal funds sold and securities purchased under resale agreements	237,371	2,542	1.07%	310,128	1,547	0.50%	269,610	682	0.25%
Deposits in other banks	2,715,669	29,399	1.08%	3,133,196	16,312	0.52%	2,438,742	6,293	0.26%
Loans held for sale	1,016,144	39,159	3.85%	416,325	14,009	3.36%	6,359	243	3.82%
Loans held for investment, mortgage finance	4,136,653	143,275	3.46%	4,292,942	134,747	3.14%	3,992,548	119,677	3.00%
Loans held for investment(1)(2)	14,040,965	670,265	4.77%	12,371,634	536,031	4.33%	11,113,520	474,809	4.27%
Less reserve for loan losses	174,105	—	—	163,623	—	—	114,965	—	—
Loans held for investment, net	18,003,513	813,540	4.52%	16,500,953	670,778	4.07%	14,991,103	594,486	3.97%
Total earning assets	22,024,503	885,707	4.02%	20,387,825	703,625	3.45%	17,740,974	602,988	3.40%
Cash and other assets	680,345			558,900			480,616
Total assets	$22,704,848			$20,946,725			$18,221,590
Liabilities and stockholders’ equity
Transaction deposits	$2,159,375	$15,290	0.71%	$2,199,292	$7,219	0.33%	$1,680,220	$2,615	0.16%
Savings deposits	7,495,318	61,230	0.82%	6,403,306	27,028	0.42%	5,920,046	18,738	0.32%
Time deposits	478,513	3,366	0.70%	493,128	2,928	0.59%	510,378	2,634	0.52%
Deposits in foreign branches	—	—	—%	—	—	—%	181,657	591	0.33%
Total interest-bearing deposits	10,133,206	79,886	0.79%	9,095,726	37,175	0.41%	8,292,301	24,578	0.30%
Other borrowings	1,618,238	17,729	1.10%	1,480,302	6,645	0.45%	1,382,013	2,535	0.18%
Subordinated notes	281,213	16,764	5.96%	280,850	16,764	5.97%	280,487	16,764	5.98%
Trust preferred subordinated debentures	113,406	3,592	3.17%	113,406	3,009	2.65%	113,406	2,551	2.25%
Total interest-bearing liabilities	12,146,063	117,971	0.97%	10,970,284	63,593	0.58%	10,068,207	46,428	0.46%
Demand deposits	8,320,650			8,124,174			6,447,147
Other liabilities	118,944			134,678			155,960
Stockholders’ equity	2,119,191			1,717,589			1,550,276
Total liabilities and stockholders’ equity	$22,704,848			$20,946,725			$18,221,590

Net interest income(2)		$767,736			$640,032			$556,560
Net interest margin			3.49%			3.14%			3.14%
Net interest spread			3.05%			2.87%			2.94%
Loan spread(3)			4.00%			3.81%			3.80%

(1)
The loan averages include non-accrual loans which are stated net of unearned income. Loan interest income includes loan fees totaling $66.9 million, $56.5 million and $55.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)	Taxable equivalent rates used where applicable assuming a 35% tax rate.

(3)	Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

Non-interest Income

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Service charges on deposit accounts	$12,432	$10,341	$8,323
Wealth management and trust fee income	6,153	4,268	5,022
Bank owned life insurance (BOLI) income	2,260	2,073	2,011
Brokered loan fees	23,331	25,339	18,661
Servicing income	15,657	1,715	(12)
Swap fees	3,990	2,866	4,275
Other(1)	10,433	14,178	9,458
Total non-interest income	$74,256	$60,780	$47,738

(1)
Other non-interest income includes such items as letter of credit fees, gain on sale of loans held for sale and other general operating income, none of which account for 1% or more of total interest income and non-interest income.

Non-interest income increased by $13.5 million during the year ended December 31, 2017 to $74.3 million, compared to $60.8 million for 2016. This increase was primarily due to a $13.9 million increase in servicing income during 2017 compared to 2016 attributable to an increase in MSRs. Service charges increased $2.1 million during 2017 compared to 2016 as a result of the increase in deposit balances and improved pricing of treasury services. Wealth management and trust fee income increased $1.9 million during 2017 compared to 2016 due to an increase in assets under management. Swap fees increased $1.1 million during 2017 compared to 2016. Swap fees are fees related to customer swap transactions, are received from the institution that is our counterparty on the transaction and fluctuate from time to time based on the number and volume of transactions closed during the year. Offsetting these increases were decreases of $3.7 million and $2.0 million in other non-interest income and brokered loan fees, respectively, compared to 2016. The decrease in brokered loan fees during 2017 compared to 2016 resulted from a decrease in total mortgage finance volumes. The decrease in other non-interest income during 2017 compared to 2016 primarily related to a decrease in the gain on sale of loans held for sale in our MCA business.
Non-interest income increased by $13.0 million during the year ended December 31, 2016 to $60.8 million, compared to $47.7 million for 2015. This increase was primarily due to a $6.7 million increase in brokered loan fees as a result of an increase in mortgage finance and MCA volumes. Service charges increased $2.0 million during 2016 compared to 2015 as a result of an increase in deposit balances year-over-year as well as improved pricing. Servicing income increased $1.7 million during 2016 compared to 2015 attributable to an increase in MSRs. Other non-interest income increased $4.7 million during 2016 compared to 2015, of which $3.0 million relates to an increase in gain on sale of loans held for sale related to our MCA business. Offsetting these increases was a $1.4 million decrease in swap fee income during the year ended December 31, 2016 as compared to 2015.
While management expects continued growth in certain components of non-interest income, the future rate of growth could be affected by increased competition from national and regional financial institutions and general economic conditions. In order to achieve continued growth in non-interest income, management from time to time evaluates new products, new lines of business or the expansion of existing lines of business. Any new product introduction or new market entry could place additional demands on capital and managerial resources and introduce new risks to our business.

Non-interest Expense

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Salaries and employee benefits	$264,231	$228,985	$192,610
Net occupancy expense	25,811	23,221	23,182
Marketing	26,787	17,303	16,491
Legal and professional	29,731	23,326	22,150
Communications and technology	31,004	25,562	21,425
FDIC insurance assessment	23,510	24,440	17,231
Servicing related expenses	15,506	1,703	14
Allowance and other carrying costs for OREO	6,437	824	22
Other(1)	42,859	37,033	33,398
Total non-interest expense	$465,876	$382,397	$326,523

(1)
Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, due from bank charges and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the year ended December 31, 2017 increased $83.5 million compared to 2016. The increase is primarily due to increases in salaries and employee benefits, marketing, legal and professional, other non-interest expense and communications and technology, all of which were due to general business growth and continued build-out. Also contributing to the year-over-year increase in non-interest expense was a $13.8 million increase in servicing related expenses resulting from a $2.8 million impairment charge primarily due to an anticipated sale of Ginnie Mae MSRs in the first or second quarter of 2018 and an increase in amortization and servicing expenses related to MSRs. Allowance and other carrying costs for OREO increased $5.6 million primarily due to a $6.1 million write-down of one OREO property taken during the fourth quarter of 2017.
Non-interest expense for the year ended December 31, 2016 increased $55.9 million compared to 2015. The increase is primarily due to increases of $36.4 million, $4.1 million and $1.2 million in salaries and employee benefits, communications and technology expense and legal and professional expense, all of which were due to general business growth and continued build-out. Also contributing to the year-over-year increase in non-interest expense was a $7.2 million increase in FDIC insurance assessment resulting from an increase in total assets from December 31, 2015 to December 31, 2016.
Analysis of Financial Condition
Loans Held for Investment
Our total loans held for investment have grown at an annual rate of 18%, 5% and 17% in 2017, 2016 and 2015, respectively, reflecting the continued build-up of our lending operations. Our business plan focuses primarily on lending to middle market businesses and successful professionals and entrepreneurs, and as such, commercial, real estate and construction loans have comprised a majority of our loan portfolio, representing 73% of total loans held for investment at December 31, 2017. Consumer loans generally have represented 1% or less of the portfolio from December 31, 2013 to December 31, 2017. Mortgage finance loans relate to our mortgage warehouse lending operations in which we purchase mortgage loan ownership interests that are typically sold within 10 to 20 days. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, as well as overall market interest rates and tend to peak at the end of each month.
We originate a substantial majority of all loans held for investment, excluding mortgage finance loans. We also participate in syndicated loan relationships, both as a participant and as an agent. As of December 31, 2017, we had $2.6 billion in syndicated loans, $877.8 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of December 31, 2017, $52.1 million of our syndicated loans were on non-accrual.

The following table summarizes our loans held for investment on a gross basis by major category as of the dates indicated (in thousands):

	December 31,
	2017	2016	2015	2014	2013
Commercial	$9,189,811	$7,291,545	$6,672,631	$5,869,219	$5,020,565
Mortgage finance	5,308,160	4,497,338	4,966,276	4,102,125	2,784,265
Construction	2,166,208	2,098,706	1,851,717	1,416,405	1,262,905
Real estate	3,794,577	3,462,203	3,139,197	2,807,127	2,146,522
Consumer	48,684	34,587	25,323	19,699	15,350
Equipment leases	264,903	185,529	113,996	99,495	93,160
Total loans held for investment	$20,772,343	$17,569,908	$16,769,140	$14,314,070	$11,322,767
For additional information on the types of loans we originate, see Note 3 - Loans Held for Investment and Allowance for Loan Losses in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Portfolio Geographic and Industry Concentrations
More than 50% of our total loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas. However, as of December 31, 2017, a majority of our loans held for investment, excluding our mortgage finance loans and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We also make loans to these customers that are secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for loan losses.
We updated our internal industry reporting during 2017 to provide more clarity in our portfolio analysis and comparison to our banking peers. The table below summarizes the industry concentrations of our funded loans held for investment on a gross basis at December 31, 2017.

(in thousands except percentage data)	Amount	Percent of Total Loans Held for Investment
Mortgage finance loans	5,308,160	25.6%
Real estate and construction	5,012,727	24.1%
Financials excluding banks	4,193,356	20.2%
Oil & gas and pipelines	1,260,158	6.1%
Healthcare and pharmaceuticals	753,667	3.6%
Retail	456,414	2.2%
Machinery, equipment and parts manufacturing	458,528	2.2%
Technology, telecom and media	394,104	1.9%
Government and education	676,446	3.3%
Commercial services	368,135	1.8%
Materials and commodities	262,914	1.3%
Consumer services	232,927	1.1%
Transportation services	129,444	0.6%
Entertainment and recreation	234,364	1.1%
Food and beverage manufacturing and wholesale	123,427	0.6%
Auto-related	129,704	0.6%
Diversified or miscellaneous	777,868	3.7%
Total loans held for investment	$20,772,343	100.0%

Our largest concentration in traditional loans held for investment in any single industry is in real estate and construction. Loans extended to borrowers within the real estate and construction industries generally include market risk real estate loans. We extend market risk real estate loans, including both construction/development financing and limited term financing, to builders, professional real estate developers and owners/managers of commercial real estate projects and properties who have a demonstrated record of past success with similar properties. Collateral properties include office buildings, warehouse/distribution buildings, shopping centers, apartment buildings and residential and commercial tract development located primarily within our five major metropolitan markets in Texas. These loans are generally repaid through the borrower's sale or lease of the properties or through refinancing by other institutional sources offering long-term fixed rate financing. Loan amounts are determined in part from an analysis of pro forma cash flows. Loans are also underwritten to comply with product-type specific advance rates against both cost and market value. Borrowers represented within the real estate and construction category are largely owners and managers of both residential and non-residential commercial real estate properties, including homebuilders.
Loans extended to borrowers in the financials excluding banks category are comprised largely of loans to companies who loan money to businesses and consumers for various purposes including, but not limited to, insurance, consumer goods and real estate. This category also includes loans to companies involved in investment management and securities and commodities trading.
We believe the loans we originate are appropriately collateralized under our credit standards. Approximately 97% of our funded loans held for investment are secured by collateral. Over 73% of the real estate collateral is located in Texas. The table below sets forth information regarding the distribution of our funded loans held for investment on a gross basis among various types of collateral at December 31, 2017 (in thousands except percentage data):

	Amount	Percent of Total Loans
Collateral type:
Business assets	$6,360,634	30.6%
Real property	5,960,785	28.7%
Mortgage finance loans	5,308,160	25.6%
Energy	920,346	4.4%
Municipal tax- and revenue-secured	715,589	3.4%
Unsecured	649,472	3.1%
Highly liquid assets	492,527	2.4%
Other assets	302,041	1.5%
Rolling stock	51,712	0.2%
U. S. Government guaranty	11,077	0.1%
Total loans held for investment	$20,772,343	100.0%

As noted in the table above, approximately 29% of our loans held for investment as of December 31, 2017 are secured by real property. The table below summarizes our total real estate loan portfolio, which includes real estate loans and construction loans, as segregated by the type of property securing the credit. Property type concentrations are stated as a percentage of year-end total real estate loans as of December 31, 2017 (in thousands except percentage data):

	Amount	Percent of Total Real Estate Loans
Property type:
Market risk
1-4 Family dwellings (other than condominium)	$886,760	14.9%
Commercial buildings	779,294	13.1%
Hospital/medical buildings	589,162	9.9%
Apartment buildings	502,037	8.4%
Hotel/motel buildings	421,117	7.1%
Industrial buildings	410,091	6.9%
Residential lots	372,045	6.2%
Shopping center/mall buildings	341,694	5.7%
Commercial lots	92,255	1.5%
Unimproved land	72,590	1.2%
Other	315,186	5.3%
Other than market risk
Commercial buildings	343,591	5.8%
1-4 Family dwellings (other than condominium)	314,698	5.3%
Industrial buildings	227,206	3.8%
Other	293,059	4.9%
Total real estate loans	$5,960,785	100.0%
The table below summarizes our market risk real estate portfolio at December 31, 2017 as segregated by the geographic region in which the property is located (in thousands except percentage data):

	Amount	Percent of Total
Geographic region:
Dallas/Fort Worth	$1,200,812	25.1%
Houston	1,122,349	23.5%
San Antonio	537,764	11.2%
Austin	514,247	10.8%
Other Texas cities	173,107	3.6%
Other states	1,233,952	25.8%
Total market risk real estate loans	$4,782,231	100.0%
The determination of collateral value is critically important when financing real estate. As a result, obtaining current and objectively prepared appraisals is a major part of our underwriting and monitoring processes. We engage a variety of professional firms to supply appraisals, market studies and feasibility reports, environmental assessments and project site inspections to complement our internal resources to underwrite and monitor these credit exposures. Generally, our policy requires a new appraisal every three years. However, in periods of economic uncertainty where real estate values can fluctuate rapidly, more current appraisals are obtained when warranted by conditions such as a borrower’s deteriorating financial condition, their possible inability to perform on the loan or other indicators of increasing risk of reliance on collateral value as the sole source of repayment of the loan. Annual appraisals are generally obtained for loans graded substandard or worse where real estate is a material portion of the collateral value and/or the income from the real estate or sale of the real estate is the primary source of debt service.

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
Large Credit Relationships
We originate and maintain large credit relationships with numerous customers in the ordinary course of business. The legal lending limit of our Bank is approximately $385.2 million. We employ much lower house limits which vary by assigned risk grade, product and collateral type. Such house limits, which generally range from $20 million to $50 million, may be exceeded with appropriate authorization for exceptionally strong borrowers and otherwise where business opportunity and perceived credit risk warrant a somewhat larger investment. We consider large credit relationships to be those with commitments equal to or in excess of $20.0 million. The following table provides additional information on our large held for investment credit relationships, excluding mortgage finance, outstanding at year-end (in thousands, except relationship data):

	December 31, 2017			December 31, 2016
		Period End Balances			Period End Balances
	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding
$30.0 million and greater	109	$4,817,219	$2,610,872	65	$2,783,291	$1,454,065
$20.0 million to $29.9 million	206	4,802,310	2,957,223	187	4,389,200	2,790,393
Growth in period-end outstanding balances related to large credit relationships primarily resulted from an increase in number of commitments. The following table summarizes the average per relationship committed and outstanding loan balances related to our large held for investment credit relationships, excluding mortgage finance, at year-end (in thousands):

	2017 Average Balance		2016 Average Balance
	Committed	Outstanding	Committed	Outstanding
$30.0 million and greater	$44,195	$23,953	$42,820	$22,370
$20.0 million to $29.9 million	23,312	14,355	23,472	14,921

Loan Maturities and Interest Rate Sensitivity as of December 31, 2017

	Remaining Maturities of Selected Loans
(in thousands)	Total	Within 1 Year	1-5 Years	After 5 Years
Loan maturity:
Commercial	$9,189,811	$3,801,267	$4,566,771	$821,773
Mortgage finance	5,308,160	5,308,160	—	—
Construction	2,166,208	677,722	1,423,761	64,725
Real estate	3,794,577	806,527	2,127,767	860,283
Consumer	48,684	33,989	4,588	10,107
Equipment leases	264,903	11,240	93,006	160,657
Total loans held for investment	$20,772,343	$10,638,905	$8,215,893	$1,917,545
Interest rate sensitivity for selected loans with:
Predetermined interest rates	$3,025,345	$1,438,322	$592,476	$994,547
Floating or adjustable interest rates	17,746,998	9,200,583	7,623,417	922,998
Total loans held for investment	$20,772,343	$10,638,905	$8,215,893	$1,917,545
Interest Reserve Loans
As of December 31, 2017 and December 31, 2016, we had $894.4 million and $870.0 million, respectively, in loans held for investment that included interest reserve arrangements, representing approximately 41% and 41%, respectively, of our construction loans. Interest reserve provisions are common in construction loans. The use of interest reserves is carefully controlled by our underwriting standards, which consider the feasibility of the project, the creditworthiness of the borrower and guarantors and the loan-to-value coverage of the collateral. The interest reserve allows the borrower to draw loan funds to pay interest charges on the outstanding balance of the loan when financial conditions precedent are met. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have ongoing controls for monitoring compliance with loan covenants, advancing funds and determining default conditions.
When we finance land on which improvements will be constructed, construction funds are generally not advanced until the borrower has received lease or purchase commitments which will meet cash flow coverage requirements and/or our analysis of market conditions and project feasibility indicates to our satisfaction that such lease or purchase commitments are forthcoming or other sources of repayment have been identified to repay the loan. It is our general policy to require a substantial equity investment by the borrower to complement the Bank's credit commitment. Any such required borrower investment is first contributed and invested in the project before any draws are allowed under the Bank's credit commitment. We require current financial statements of the borrowing entity and guarantors, as well as conduct periodic inspections of the project and analysis of whether the project is on schedule or delayed. Updated appraisals are ordered when necessary to validate the collateral values to support advances, including reserve interest. Advances of interest reserves are discontinued if collateral values do not support the advances or if the borrower does not comply with other terms and conditions in the loan agreements. In addition, most of our construction lending is performed in Texas and our lenders are very familiar with trends in local real estate. If at any time we believe that our collateral position is jeopardized, we retain the right to stop the use of interest reserves. As of December 31, 2017 and December 31, 2016, none of our loans with interest reserves were on non-accrual.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-performing assets by type and by type of property securing the credit (in thousands):

	As of December 31,
	2017	2016	2015
Non-accrual loans(1)(2)
Commercial
Oil and gas properties	$64,192	$115,599	$104,179
Assets of the borrowers	7,571	18,592	30,360
Inventory	24,399	27,630	2,099
Other	3,569	3,119	2,020
Total commercial	99,731	164,940	138,658
Construction
Commercial building	—	—	16,667
Other	—	159	—
Total construction	—	159	16,667
Real estate
Commercial property	1,096	2,083	2,867
Unimproved land and/or developed residential lots	—	—	3,576
Farm land	—	326	12,486
Other	617	—	383
Total real estate	1,713	2,409	19,312
Consumer	—	200	—
Equipment leases	—	83	5,151
Total non-accrual loans	101,444	167,791	179,788
Repossessed assets:
OREO(3)	11,742	18,961	278
Other repossessed assets	—	—	230
Total other repossessed assets	11,742	18,961	508
Total non-performing assets	$113,186	$186,752	$180,296
Restructured loans - accruing	$—	$—	$249
Loans past due 90 days and accruing(4)(5)	$28,166	$10,729	$7,013

(1)
If these loans had been current throughout their terms, interest and fees on loans would have increased by approximately $19.0 million, $7.9 million and $7.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)	As of December 31, 2017, 2016 and 2015, non-accrual loans included $18.8 million, $18.1 million and $24.9 million, respectively, in loans that met the criteria for restructured.

(3)
At December 31, 2017, 2016 and 2015, there was no valuation allowance recorded against the OREO balance; however, we recorded a $6.1 million write-down on one asset during 2017. For additional information on OREO, see Note 4 - OREO and Valuation Allowance for Losses on OREO in the accompanying notes to the consolidated financial statements included elsewhere in this report.

(4)	At December 31, 2017, 2016 and 2015, loans past due 90 days and still accruing includes premium finance loans of $5.5 million, $6.8 million and $6.6 million, respectively.

(5)
At December 31, 2017, loans past due 90 days and still accruing includes $19.7 million in loans held for sale, of which $19.0 million are loans with government guarantees that we purchased and sold into securitized Ginnie Mae pools. Pursuant to Ginnie Mae servicing guidelines we have the unilateral right, but not the obligation, to repurchase these loans if they meet defined delinquent loan criteria and therefore must record any delinquent loans as held for sale on our balance sheet regardless of whether the repurchase option has been exercised.

Total non-performing assets at December 31, 2017 decreased $73.6 million from December 31, 2016, compared to a $6.5 million increase from December 31, 2015 to December 31, 2016. The decrease during 2017 primarily related to the improvements in our energy portfolio. Energy non-performing assets totaled $65.2 million at December 31, 2017 compared to $121.5 million at December 31, 2016. Our provision for credit losses decreased as a result of these improvements, as well as improvements in the composition of our pass-rated and classified loan portfolios. This resulted in a decrease in the allowance for loan losses as a percent of loans excluding mortgage finance loans for 2017 as compared to 2016.
Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At December 31, 2017, we had $49.1 million in loans of this type, compared to $19.3 million at December 31, 2016.
For additional information on non-performing assets, see Note 3 - Loans Held for Investment and Allowance for Loan Losses in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Summary of Loan Loss Experience
The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. We recorded a provision for credit losses of $44.0 million for the year ended December 31, 2017, $77.0 million for the year ended December 31, 2016, and $53.3 million for the year ended December 31, 2015. The decrease in provision recorded during 2017 compared to 2016 was primarily related to improvements in the composition of our pass-rated and classified loan portfolios, including energy loans.
The allowance for credit losses, including the allowance for losses on unfunded commitments reported on the consolidated balance sheets in other liabilities, totaled $193.7 million at December 31, 2017, $179.5 million at December 31, 2016 and $150.1 million at December 31, 2015. The combined allowance as a percentage of loans held for investment excluding mortgage finance loans decreased to 1.26% at year-end 2017 from 1.38% and 1.28% at December 31, 2016 and 2015, respectively, as a result of strong loan growth coupled with a lower provision recorded during 2017. During 2016 and 2015, the combined allowance trended upward primarily as a result of the increasing provision for credit losses driven by deterioration in our energy portfolio and management's allocation of an increased reserve to the Bank's pass-rated portfolio as deemed appropriate in light of environmental conditions existing during those periods. During 2017, the combined allowance as a percent of loans held for investment, excluding mortgage finance loans, began trending downward as we recognized losses on loans for which there were specific or general allocations of reserves and saw an improvement in our overall credit quality.
The overall allowance for loan losses results from consistent application of our loan loss reserve methodology. At December 31, 2017, we believe the allowance is appropriate and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the appropriateness of the allowance for loan losses change, our estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.
See Note 1 - Operations and Summary of Significant Accounting Policies and Note 3 - Loans Held for Investment and Allowance for Loan Losses in the accompanying notes to the consolidated financial statements included elsewhere in this report for details of the allowance for loan losses.

The table below presents a summary of our loan loss experience for the past five years (in thousands except percentage and multiple data):

Year Ended December 31,
2017	2016	2015	2014	2013
Allowance for loan losses:
Beginning balance	$168,126	$141,111	$100,954	$87,604	$74,337
Loans charged-off:
Commercial	34,145	56,558	16,254	9,803	6,575
Construction	59	—	—	—	—
Real estate	290	528	389	296	144
Consumer	180	47	62	266	45
Equipment leases	—	—	25	—	2
Total charge-offs	34,674	57,133	16,730	10,365	6,766
Recoveries:
Commercial	4,593	9,364	4,944	2,762	1,203
Construction	104	34	400	—	—
Real estate	75	63	33	79	270
Consumer	70	21	173	162	73
Equipment leases	10	77	38	1,082	322
Total recoveries	4,852	9,559	5,588	4,085	1,868
Net charge-offs	29,822	47,574	11,142	6,280	4,898
Provision for loan losses	46,351	74,589	51,299	19,630	18,165
Ending balance	$184,655	$168,126	$141,111	$100,954	$87,604
Allowance for off-balance sheet credit losses:
Beginning balance	$11,422	$9,011	$7,060	$4,690	$3,855
Provision for off-balance sheet credit losses	(2,351)	2,411	1,951	2,370	835
Ending balance	$9,071	$11,422	$9,011	$7,060	$4,690
Total allowance for credit losses	$193,726	$179,548	$150,122	$108,014	$92,294
Total provision for credit losses	$44,000	$77,000	$53,250	$22,000	$19,000
Allowance for loan losses to LHI	0.89%	0.96%	0.84%	0.71%	0.78%
Allowance for loan losses to LHI excluding mortgage finance loans	1.20%	1.29%	1.20%	0.99%	1.03%
Net charge-offs to average LHI	0.16%	0.29%	0.07%	0.05%	0.05%
Net charge-offs to average LHI excluding mortgage finance loans	0.21%	0.38%	0.10%	0.07%	0.07%
Total provision for credit losses to average LHI	0.24%	0.46%	0.35%	0.18%	0.19%
Total provision for credit losses to average LHI excluding mortgage finance loans	0.31%	0.62%	0.48%	0.24%	0.25%
Recoveries to total charge-offs	13.99%	16.73%	33.40%	39.41%	27.61%
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.13%	0.19%	0.16%	0.13%	0.12%
Combined allowance for credit losses to LHI	0.94%	1.03%	0.90%	0.76%	0.82%
Combined allowance for credit losses to LHI excluding mortgage finance loans	1.26%	1.38%	1.28%	1.06%	1.09%
Allowance as a multiple of non-performing loans	1.8	x	1.0	x	0.8	x	2.3	x	2.7	x

Allowance for Loan Loss Allocation

	December 31,
	2017		2016		2015		2014		2013
(in thousands except percentage data)	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans
Loan category:
Commercial	$118,806	45%	$128,768	41%	$112,446	40%	$70,654	41%	$39,868	44%
Mortgage finance loans(1)	—	26%	—	26%	—	29%	—	28%	—	25%
Construction	19,273	10%	13,144	12%	6,836	11%	7,935	10%	14,553	11%
Real estate	34,287	18%	19,149	20%	13,381	19%	15,582	20%	24,210	19%
Consumer	357	—	241	—	338	—	240	—	149	—
Equipment leases	3,542	1%	1,124	1%	3,931	1%	1,141	1%	3,105	1%
Additional qualitative reserve	8,390	—	5,700	—	4,179	—	5,402	—	5,719	—
Total loans held for investment	$184,655	100%	$168,126	100%	$141,111	100%	$100,954	100%	$87,604	100%

(1)	No amount of the allowance is allocated to these loans based on their risk profile.
Increases in the allowance allocated to loan categories at December 31, 2017 compared to December 31, 2016 are due to the growth in the overall loan portfolio, as well as changes in applied risk weights. The decrease in allowance allocated to commercial loans recorded at December 31, 2017 compared to 2016 is primarily related to the credit quality improvement in our energy portfolio. During 2017, the total outstandings in our energy portfolio declined from 2016. At December 31, 2017, total energy criticized loans as a percent of the energy portfolio decreased to 7% from 20% at December 31, 2016, resulting in a lower allowance allocation. We have traditionally maintained an additional qualitative allowance component for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. The increase in the additional qualitative reserve at December 31, 2017 was primarily driven by a $4.5 million provision reflecting our assessment of the potential impact to our loan portfolio from Hurricanes Harvey and Irma. We believe the level of additional qualitative allowance at December 31, 2017 is warranted due to economic uncertainties and unpredictable factors that have produced losses, including those resulting from borrowers' misstatement of financial information or inaccurate certification of collateral values. Such losses are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses, however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of uncertainty regarding the economy or other unpredictable events.

Loans Held for Sale
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
Deposits
We compete for deposits by offering a broad range of products and services to our customers. While this includes offering competitive interest rates and fees, the primary means of competing for deposits is convenience and service to our customers. However, our strategy to provide service and convenience to customers does not include a large branch network. Our Bank offers eleven banking centers, courier services and online and mobile banking. BankDirect, our online banking division, serves its customers on a 24 hours-a-day, 7 days-a-week basis solely through online banking.
Average deposits for the year ended December 31, 2017 increased $1.2 billion compared to 2016. Average savings deposits and demand deposits increased by $1.1 billion and $196.5 million, respectively. Average interest-bearing transaction deposits and time deposits decreased $39.9 million and $14.6 million, respectively. The average cost of deposits increased to .43% in 2017 from .22% in 2016 due to increases in interest rates.
Average deposits for the year ended December 31, 2016 increased $2.5 billion compared to 2015. Average demand deposits, interest-bearing transaction deposits and savings deposits increased by $1.7 billion, $519.1 million and $483.3 million, respectively. Average time deposits (excluding deposits in foreign branches) and deposits in foreign branches decreased $17.3 million and $181.7 million, respectively. The significant decrease in deposits in foreign branches related to the discontinuation of that deposit offering and closure of our Cayman Islands branch during 2015. The average cost of deposits increased to .22% in 2016 from .17% in 2015 mainly due to the full year effect of the December 2015 increase in interest rates.
The following table discloses our average deposits for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Average Balances
	2017	2016	2015
Non-interest-bearing	$8,320,650	$8,124,174	$6,447,147
Interest-bearing transaction	2,159,375	2,199,292	1,680,220
Savings	7,495,318	6,403,306	5,920,046
Time deposits	478,513	493,128	510,378
Deposits in foreign branches	—	—	181,657
Total average deposits	$18,453,856	$17,219,900	$14,739,448
Uninsured deposits at December 31, 2017 were 59% of total deposits, compared to 54% of total deposits at December 31, 2016 and 56% of total deposits at December 31, 2015. The insured deposit data for 2017, 2016 and 2015 reflect the deposit insurance impact of "combined ownership segregation" of escrow and other accounts at an aggregate level but does not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.
Maturity of Domestic CDs and Other Time Deposits in Amounts of $100,000 or More

	December 31,
(In thousands)	2017	2016	2015
Months to maturity:
3 or less	$161,523	$160,495	$240,291
Over 3 through 6	146,027	95,482	100,582
Over 6 through 12	128,817	97,761	89,860
Over 12	28,965	17,118	15,714
Total	$465,332	$370,856	$446,447

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, repurchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), which take into account the demonstrated marketability of our assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the years ended December 31, 2017 and 2016, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from Federal funds purchased and Federal Home Loan Bank (“FHLB”) borrowings, which are generally used to fund mortgage finance assets. We also rely on the availability of the mortgage secondary market provided by Ginnie Mae and the GSEs to support the liquidity of our residential mortgage assets.
Deposit growth and increases in borrowing capacity related to our mortgage finance loans have resulted in increased liquidity assets, which were $2.7 billion at December 31, 2017 and December 31, 2016. The following table summarizes the growth in and composition of liquidity assets (in thousands):

	December 31,
	2017	2016	2015
Federal funds sold and securities purchased under resale agreements	$30,000	$25,000	$55,000
Interest-bearing deposits	2,697,581	2,700,645	1,626,374
Total liquidity assets	$2,727,581	$2,725,645	$1,681,374

Total liquidity assets as a percent of:
Total loans held for investment, excluding mortgage finance loans	17.8%	21.0%	14.3%
Total loans held for investment	13.2%	15.6%	10.1%
Total earning assets	11.2%	12.9%	9.2%
Total deposits	14.3%	16.0%	11.1%
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

	December 31,
	2017	2016
Deposits from core customers	$17,100.8	$15,400.5
Deposits from core customers as a percent of total deposits	89.4%	90.5%
Relationship brokered deposits	$2,022.4	$1,616.3
Relationship brokered deposits as a percent of average total deposits	10.6%	9.5%
Traditional brokered deposits	$—	$—
Traditional brokered deposits as a percent of total deposits	—%	—%
Average deposits from core customers	$16,806.9	$15,723.8
Average deposits from core customers as a percent of average total deposits	91.1%	91.3%
Average relationship brokered deposits	$1,647.0	$1,496.1
Average relationship brokered deposits as a percent of average total deposits	8.9%	8.7%
Average traditional brokered deposits	$—	$—
Average traditional brokered deposits as a percent of average total deposits	—%	—%
We have access to sources of traditional brokered deposits that we estimate to be $3.5 billion. Based on our internal guidelines, we may choose to limit our use of these sources to a lesser amount. Customer deposits (total deposits, including relationship brokered deposits, minus brokered CDs) at December 31, 2017 increased $2.1 billion from December 31, 2016.

We have short-term borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our mortgage finance loans, due to their liquidity, short duration and interest spreads available. These borrowing sources include Federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our Bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our Bank), customer repurchase agreements and advances from the FHLB and the Federal Reserve. The following table summarizes our borrowings (in thousands):

	December 31,
	2017			2016			2015
	Balance	Rate(3)	Maximum Outstanding at Any Month End	Balance	Rate(3)	Maximum Outstanding at Any Month End	Balance	Rate(3)	Maximum Outstanding at Any Month End
Federal funds purchased(4)	$359,338	1.45%		$101,800	0.80%		$74,164	0.55%
Customer repurchase agreements(1)	5,702	0.03%		7,775	0.05%		68,887	0.02%
FHLB borrowings(2)	2,800,000	1.35%		2,000,000	0.61%		1,500,000	0.31%
Total borrowings	$3,165,040		$3,165,040	$2,109,575		$2,117,280	$1,643,051		$1,643,051

(1)	Securities pledged for customer repurchase agreements were $7.3 million, $10.2 million and $14.2 million at December 31, 2017, 2016 and 2015, respectively.

(2)
FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and also certain pledged securities. The weighted-average interest rate for the years ended December 31, 2017, 2016 and 2015 was 1.08%, 0.43% and 0.18%, respectively. The average balance of FHLB borrowings for the years ended December 31, 2017, 2016 and 2015 was $1.4 billion, $1.4 billion and $1.2 billion, respectively.

(3)	Interest rate as of period end.

(4)
The weighted-average interest rate on Federal funds purchased for the years ended December 31, 2017, 2016 and 2015 was 1.20%, 0.57% and 0.29%, respectively. The average balance of Federal funds purchased for the years ended December 31, 2017, 2016 and 2015 was $215.9 million, $90.9 million and $98.8 million, respectively.

The following table summarizes our other borrowing capacities in excess of balances outstanding (in thousands):

	December 31,
	2017	2016	2015
FHLB borrowing capacity relating to loans	$3,890,995	$3,057,915	$4,101,396
FHLB borrowing capacity relating to securities	2,071	1,653	1,213
Total FHLB borrowing capacity	$3,893,066	$3,059,568	$4,102,609
Unused Federal funds lines available from commercial banks	$885,000	$1,118,000	$1,231,000
Unused Federal Reserve Borrowings capacity	$4,114,594	$3,179,087	$2,966,702
From time to time, we borrow funds on an overnight basis from the Federal Reserve. We did not incur such borrowings during 2017, 2016 or 2015.
Our unsecured, revolving, non-amortizing line of credit has maximum availability of $130.0 million, matured on December 19, 2017, and was renewed on December 19, 2017 with a maturity date of December 18, 2018. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were outstanding as of December 31, 2017 or December 31, 2016. We did not borrow against this line of credit during the year ended December 31, 2017. The average borrowings during the year ended December 31, 2016 were $6.8 million.
From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued floating rate trust preferred securities in various private offerings totaling $113.4 million. Interest payments on all trust preferred subordinated debentures are deductible for federal income tax purposes. As of December 31, 2017, the weighted average quarterly rate on the trust preferred subordinated debentures was 3.33%, compared to 3.17% average for all of 2017, and 2.65% for all of 2016.
Because our Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital. Our equity capital averaged $2.1 billion for the year ended December 31, 2017 as compared to $1.7 billion in 2016 and $1.6 billion in 2015. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.

On December 2, 2016, we completed a sale of 3.45 million shares of our common stock in a public offering. Net proceeds from the sale totaled $236.4 million. The additional equity was used for general corporate purposes, including repayment of $20.0 million of short-term debt and as additional capital to support continued loan growth.
For additional information on our capital and stockholders' equity, see Note 14 - Regulatory Restrictions and Note 21 - Stockholders' Equity in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Commitments and Contractual Obligations
The following table presents, as of December 31, 2017, significant fixed and determinable contractual obligations to third parties by payment date. Amounts in the table do not include accrued or accruing interest. Payments related to leases are based on actual payments specified in the underlying contracts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements included elsewhere in this Form 10-K.

(In thousands)	Note Reference	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Deposits without a stated maturity	8	$18,593,927	$—	$—	$—	$18,593,927
Time deposits	8	492,208	36,106	490	449	529,253
Federal funds purchased and customer repurchase agreements	9	365,040	—	—	—	365,040
FHLB borrowings	9	2,800,000	—	—	—	2,800,000
Operating lease obligations(1)	17	16,446	31,423	24,943	17,299	90,111
Subordinated notes	9	—	—	—	281,406	281,406
Trust preferred subordinated debentures	9, 10	—	—	—	113,406	113,406
Total contractual obligations		$22,267,621	$67,529	$25,433	$412,560	$22,773,143

(1)	Non-balance sheet item.
Off-Balance Sheet Arrangements
We had the following off-balance sheet contractual obligations as of December 31, 2017 (in thousands):

	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Commitments to extend credit	$2,180,367	$2,893,064	$1,721,078	$163,338	$6,957,847
Standby and commercial letters of credit	191,896	37,898	1,164	—	230,958
Total financial instruments with off-balance sheet risk	$2,372,263	$2,930,962	$1,722,242	$163,338	$7,188,805
Due to the nature of our unfunded loan commitments, including unfunded lines of credit, the amounts presented in the table above do not necessarily represent amounts that we anticipate funding in the periods presented above. Commitments to extend credit do not include our mortgage finance arrangements with mortgage loan originators through our mortgage warehouse lending division, which are established as uncommitted "guidance" purchase and sale facilities under which the mortgage originator has no obligation to offer and we have no obligation to purchase interests in the mortgage loans subject to the arrangements. See Note 1 - Operations and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report.
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
We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets held for purposes other than trading. Additionally, we have some market risk relative to commodity prices through our energy lending activities. Petroleum and natural gas commodity prices were suppressed throughout 2015 and 2016, but stabilized amidst continuing market uncertainty during 2017. Declines in commodity prices negatively impacted our energy clients' ability to perform on their loan obligations, and further uncertainty and volatility could have a negative impact on our customers and our loan portfolio. Management does not currently expect the current decline in commodity prices to have a material adverse effect on our financial position. Foreign exchange rates, commodity prices and/or equity prices do not pose significant market risk to us.
The responsibility for managing market risk rests with the BSMC, which operates under policy guidelines established by our board of directors. The negative acceptable variation in net interest revenue due to a 200 basis point increase or decrease in interest rates is generally limited by these guidelines to plus or minus 10-15%. These guidelines also establish maximum levels for short-term borrowings, short-term assets and public and brokered deposits. They also establish minimum levels for unpledged assets, among other things. Oversight of our compliance with these guidelines is the ongoing responsibility of the BSMC, with exceptions reported to the Risk Management Committee, and to our board of directors if deemed necessary, on a quarterly basis. Additionally, the Credit Policy Committee ("CPC") specifically manages risk relative to commodity price market risks. The CPC establishes maximum portfolio concentration levels for energy loans as well as maximum advance rates for energy collateral.

Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of December 31, 2017, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.
Interest Rate Sensitivity Gap Analysis
December 31, 2017

(in thousands)	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Interest-bearing deposits, federal funds sold and securities purchased under resale agreements	$2,727,581	$—	$—	$—	$2,727,581
Securities(1)	8,397	917	922	13,275	23,511
Total variable loans	18,222,718	97,919	13,492	1,749	18,335,878
Total fixed loans	534,566	1,385,340	433,619	1,093,944	3,447,469
Total loans(2)	18,757,284	1,483,259	447,111	1,095,693	21,783,347
Total interest sensitive assets	$21,493,262	$1,484,176	$448,033	$1,108,968	$24,534,439
Liabilities
Interest-bearing customer deposits	$10,781,267	$—	$—	$—	$10,781,267
CDs & IRAs	180,612	311,596	36,106	939	529,253
Total interest-bearing deposits	10,961,879	311,596	36,106	939	11,310,520
Repurchase agreements, Federal funds purchased, FHLB borrowings	3,165,040	—	—	—	3,165,040
Subordinated notes	—	—	—	281,406	281,406
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	3,165,040	—	—	394,812	3,559,852
Total interest sensitive liabilities	$14,126,919	$311,596	$36,106	$395,751	$14,870,372
GAP	$7,366,343	$1,172,580	$411,927	$713,217	$—
Cumulative GAP	7,366,343	8,538,923	8,950,850	9,664,067	9,664,067

Demand deposits					$7,812,660
Stockholders’ equity					2,202,721
Total					$10,015,381

(1)	Securities based on fair market value.

(2)	Loans are stated at gross.
The table above sets forth the balances as of December 31, 2017 for interest-bearing assets, interest-bearing liabilities, and the total of non-interest-bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
The “most likely” rate scenario is based on the consensus forecast of future interest rates published by independent sources. These forecasts incorporate future spot rates and relevant spreads of instruments that are actively traded in the open market. The Federal Reserve’s Federal funds target affects short-term borrowing; the prime lending rate and LIBOR are the basis for most of our variable-rate loan pricing. The 10-year treasury rate is also monitored because of its effect on prepayment speeds for mortgage-backed securities and MSRs. These are our primary interest rate exposures. We are currently not using derivatives to manage our interest rate exposure.

The two “shock test” scenarios assume an immediate, sustained parallel 100 and 200 basis point increase in interest rates. As short-term rates have remained low through 2016 and 2017, we do not believe that analysis of an assumed decrease in interest rates would provide meaningful results. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%, at which point we will resume evaluations of shock scenarios in which interest rates decrease.
Our interest rate risk exposure model incorporates assumptions regarding the level of interest rate or balance changes on indeterminable maturity deposits (demand deposits, interest-bearing transaction accounts and savings accounts) for a given level of market rate changes. Given the current environment of increasing short-term rates, deposit pricing can vary by product and customer. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Changes in prepayment behavior of mortgage-backed securities, residential and commercial mortgage loans in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. The impact of planned growth and new business activities is factored into the simulation model. This modeling indicated interest rate sensitivity as follows (in thousands):

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	December 31, 2017		December 31, 2016
	100 bps Increase	200 bps Increase	100 bps Increase	200 bps Increase
Change in net interest income	$112,970	$226,855	$124,583	$254,308
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Texas Capital Bancshares, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Texas Capital Bancshares, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income and other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 1999.
Dallas, Texas
February 14, 2018

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands except per share data)	2017	2016
Assets
Cash and due from banks	$178,010	$113,707
Interest-bearing deposits	2,697,581	2,700,645
Federal funds sold and securities purchased under resale agreements	30,000	25,000
Securities, available-for-sale	23,511	24,874
Loans held for sale ($1,007.7 million and $968.9 million at December 2017 and 2016, respectively, at fair value)	1,011,004	968,929
Loans held for investment, mortgage finance	5,308,160	4,497,338
Loans held for investment (net of unearned income)	15,366,252	13,001,011
Less: Allowance for loan losses	184,655	168,126
Loans held for investment, net	20,489,757	17,330,223
Mortgage servicing rights, net	85,327	28,536
Premises and equipment, net	25,176	19,775
Accrued interest receivable and other assets	516,239	465,933
Goodwill and intangible assets, net	19,040	19,512
Total assets	$25,075,645	$21,697,134
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$7,812,660	$7,994,201
Interest-bearing	11,310,520	9,022,630
Total deposits	19,123,180	17,016,831
Accrued interest payable	7,680	5,498
Other liabilities	182,212	161,223
Federal funds purchased and repurchase agreements	365,040	109,575
Other borrowings	2,800,000	2,000,000
Subordinated notes, net	281,406	281,044
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	22,872,924	19,687,577
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares—10,000,000
Issued shares—6,000,000 shares issued at December 31, 2017 and 2016	150,000	150,000
Common stock, $.01 par value:
Authorized shares—100,000,000
Issued shares—49,643,761 and 49,504,079 at December 31, 2017 and 2016, respectively	496	495
Additional paid-in capital	961,305	955,468
Retained earnings	1,090,500	903,187
Treasury stock (shares at cost: 417 at December 31, 2017 and 2016)	(8)	(8)
Accumulated other comprehensive income, net of taxes	428	415
Total stockholders’ equity	2,202,721	2,009,557
Total liabilities and stockholders’ equity	$25,075,645	$21,697,134
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME

	Year ended December 31,
(In thousands except per share data)	2017	2016	2015
Interest income
Interest and fees on loans	$846,292	$684,582	$594,729
Securities	1,066	967	1,254
Federal funds sold and securities purchased under resale agreements	2,542	1,547	682
Deposits in other banks	29,399	16,312	6,293
Total interest income	879,299	703,408	602,958
Interest expense
Deposits	79,886	37,175	24,578
Federal funds purchased	2,592	518	284
Other borrowings	15,137	6,128	2,251
Subordinated notes	16,764	16,764	16,764
Trust preferred subordinated debentures	3,592	3,009	2,551
Total interest expense	117,971	63,594	46,428
Net interest income	761,328	639,814	556,530
Provision for credit losses	44,000	77,000	53,250
Net interest income after provision for credit losses	717,328	562,814	503,280
Non-interest income
Service charges on deposit accounts	12,432	10,341	8,323
Wealth management and trust fee income	6,153	4,268	5,022
Bank owned life insurance (BOLI) income	2,260	2,073	2,011
Brokered loan fees	23,331	25,339	18,661
Servicing income	15,657	1,715	(12)
Swap fees	3,990	2,866	4,275
Other	10,433	14,178	9,458
Total non-interest income	74,256	60,780	47,738
Non-interest expense
Salaries and employee benefits	264,231	228,985	192,610
Net occupancy expense	25,811	23,221	23,182
Marketing	26,787	17,303	16,491
Legal and professional	29,731	23,326	22,150
Communications and technology	31,004	25,562	21,425
FDIC insurance assessment	23,510	24,440	17,231
Servicing related expenses	15,506	1,703	14
Allowance and other carrying costs for OREO	6,437	824	22
Other	42,859	37,033	33,398
Total non-interest expense	465,876	382,397	326,523
Income before income taxes	325,708	241,197	224,495
Income tax expense	128,645	86,078	79,641
Net income	197,063	155,119	144,854
Preferred stock dividends	9,750	9,750	9,750
Net income available to common stockholders	$187,313	$145,369	$135,104
Other comprehensive gain (loss)
Change in unrealized gain on available-for-sale securities arising during period, before tax	$19	$(467)	$(877)
Income tax expense (benefit) related to unrealized loss on available-for-sale securities	6	(164)	(306)
Other comprehensive loss net of tax	13	(303)	(571)
Comprehensive income	$197,076	$154,816	$144,283
Basic earnings per common share	$3.78	$3.14	$2.95
Diluted earnings per common share	$3.73	$3.11	$2.91
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(In thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total
Balance at December 31, 2014	6,000,000	$150,000	45,735,424	$457	$709,738	$622,714	(417)	$(8)	$1,289	$1,484,190
Comprehensive income:
Net income	—	—	—	—	—	144,854	—	—	—	144,854
Change in unrealized gain (loss) on available-for-sale securities, net of tax benefit of $306	—	—	—	—	—	—	—	—	(571)	(571)
Total comprehensive income										144,283
Tax expense related to exercise of stock-based awards	—	—	—	—	1,452	—	—	—	—	1,452
Stock-based compensation expense recognized in earnings	—	—	—	—	4,597	—	—	—	—	4,597
Preferred stock dividend	—	—	—	—	—	(9,750)	—	—	—	(9,750)
Issuance of stock related to stock-based awards	—	—	138,800	2	(1,241)	—	—	—	—	(1,239)
Balance at December 31, 2015	6,000,000	150,000	45,874,224	459	714,546	757,818	(417)	(8)	718	1,623,533
Comprehensive income:
Net income	—	—	—	—	—	155,119	—	—	—	155,119
Change in unrealized gain (loss) on available-for-sale securities, net of tax benefit of $164	—	—	—	—	—	—	—	—	(303)	(303)
Total comprehensive income										154,816
Tax expense related to exercise of stock-based awards	—	—	—	—	1,879	—	—	—	—	1,879
Stock-based compensation expense recognized in earnings	—	—	—	—	5,093	—	—	—	—	5,093
Preferred stock dividend	—	—	—	—	—	(9,750)	—	—	—	(9,750)
Issuance of stock related to stock-based awards	—	—	172,459	1	(2,482)	—	—	—	—	(2,481)
Issuance of common stock	—	—	3,450,000	35	236,432	—	—	—	—	236,467
Issuance of stock related to warrants	—	—	7,396	—	—	—	—	—	—	—
Balance at December 31, 2016	6,000,000	150,000	49,504,079	495	955,468	903,187	(417)	(8)	415	2,009,557
Comprehensive income:
Net income	—	—	—	—	—	197,063	—	—	—	197,063
Change in unrealized gain (loss) on available-for-sale securities, net of tax expense of $6	—	—	—	—	—	—	—	—	13	13
Total comprehensive income										197,076
Tax expense related to exercise of stock-based awards	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense recognized in earnings	—	—	—	—	8,079	—	—	—	—	8,079
Preferred stock dividend	—	—	—	—	—	(9,750)	—	—	—	(9,750)
Issuance of stock related to stock-based awards	—	—	106,087	1	(2,242)	—	—	—	—	(2,241)
Issuance of common stock	—	—	—	—	—	—	—	—	—	—
Issuance of stock related to warrants	—	—	33,595	—	—	—	—	—	—	—
Balance at December 31, 2017	6,000,000	$150,000	49,643,761	$496	$961,305	$1,090,500	(417)	$(8)	$428	$2,202,721
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2017	2016	2015
Operating activities
Net income	$197,063	$155,119	$144,854
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	44,000	77,000	53,250
Deferred tax expense (benefit)	31,276	(2,946)	(3,561)
Depreciation and amortization	27,871	21,814	16,495
Increase in valuation allowance on mortgage servicing rights	2,823	—	—
BOLI income	(2,260)	(2,073)	(2,011)
Stock-based compensation expense	22,019	13,578	12,304
Excess tax benefits from stock-based compensation arrangements	—	(2,013)	(1,499)
Purchases and originations of loans held for sale	(5,556,964)	(3,327,482)	(127,002)
Proceeds from sales and repayments of loans held for sale	5,457,117	2,405,592	40,490
Net (gain) loss on sale of loans held for sale and other assets	2,082	(2,519)	179
Technology write-off	5,285	—	—
OREO write-down	6,111	—	—
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(114,551)	(59,787)	(61,002)
Accrued interest payable and other liabilities	10,289	(2,576)	(3,554)
Net cash provided by (used in) operating activities	132,161	(726,293)	68,943
Investing activities
Purchases of available-for-sale securities	(97,776)	(1,760)	—
Maturities and calls of available-for-sale securities	94,775	555	2,430
Principal payments received on available-for-sale securities	4,383	5,856	8,419
Originations of mortgage finance loans	(86,931,566)	(100,574,326)	(86,342,672)
Proceeds from pay-offs of mortgage finance loans	86,120,744	101,043,264	85,478,521
Net increase in loans held for investment, excluding mortgage finance loans	(2,395,063)	(1,321,733)	(1,603,880)
Purchase of premises and equipment, net	(12,265)	(2,176)	(5,034)
Proceeds from sale of foreclosed assets	1,023	110	1,430
Net cash used in investing activities	(3,215,745)	(850,210)	(2,460,786)
Financing activities
Net increase in deposits	2,106,349	1,932,212	2,411,319
Costs from issuance of stock related to stock-based awards and warrants	(2,241)	(2,481)	(1,239)
Net proceeds from issuance of common stock	—	236,467	—
Preferred dividends paid	(9,750)	(9,750)	(9,750)
Net increase in other borrowings	800,000	500,000	399,995
Excess tax benefits from stock-based compensation arrangements	—	2,013	1,499
Net increase (decrease) in Federal funds purchased and repurchase agreements	255,465	(33,476)	50,375
Net cash provided by financing activities	3,149,823	2,624,985	2,852,199
Net increase in cash and cash equivalents	66,239	1,048,482	460,356
Cash and cash equivalents at beginning of period	2,839,352	1,790,870	1,330,514
Cash and cash equivalents at end of period	$2,905,591	$2,839,352	$1,790,870
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$115,789	$63,193	$46,078
Cash paid during the period for income taxes	103,871	88,262	87,450
Transfers from loans/leases to OREO and other repossessed assets	—	18,822	1,267
See accompanying notes to consolidated financial statements.

(1) Operations and Summary of Significant Accounting Policies
Organization and Nature of Business
Texas Capital Bancshares, Inc. (the "Company”), a Delaware corporation, was incorporated in November 1996 and commenced banking operations in December 1998. The consolidated financial statements of the Company include the accounts of Texas Capital Bancshares, Inc. and its wholly owned subsidiary, Texas Capital Bank, National Association (the "Bank”). We are primarily a secured lender and serve the needs of commercial businesses and successful professionals and entrepreneurs located in Texas as well as operate several lines of business serving a regional or national clientèle of commercial borrowers. We are primarily a secured lender, with our greatest concentration of loans in Texas.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses, the allowance for off-balance sheet credit losses, the fair value of stock-based compensation awards, the fair value of mortgage servicing rights ("MSRs"), the fair value of financial instruments and the status of contingencies are particularly susceptible to significant change.
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
All securities are available-for-sale as of December 31, 2017 and 2016.

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
Pursuant to Ginnie Mae servicing guidelines, we have the unilateral right, but not the obligation, to repurchase certain delinquent loans securitized in Ginnie Mae pools, if they meet defined delinquent loan criteria. Once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, we account for these loans as if they had been repurchased and recognize the loans and a corresponding liability as held for sale and other liabilities, respectively, in the consolidated balance sheets. If the loans are actually repurchased, the liability is cash settled and the loans continue to be reported as held for sale. As an approved lender, we may collect losses incurred on repurchased loans through a claims process with the government agency.
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
We have several pass credit grades that are assigned to loans based on varying levels of risk, ranging from credits that are secured by cash or marketable securities, to watch credits which have all the characteristics of an acceptable credit risk but warrant more than the normal level of monitoring. Within our criticized/classified credit grades are special mention, substandard, and doubtful. Special mention loans are those that are currently protected by the sound worth and paying capacity of the borrower, but that are potentially weak and constitute an additional credit risk. These loans have the potential to deteriorate to a substandard grade due to the existence of financial or administrative deficiencies. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Some substandard loans are inappropriately protected by sound worth and paying capacity of the borrower and of the collateral pledged and may be considered impaired. Substandard loans can be accruing or can be on non-accrual depending on the circumstances of the individual loans. Loans classified as doubtful have all the weaknesses inherent in substandard loans with the added characteristics that the weaknesses make collection or liquidation in full highly questionable and improbable. The possibility of loss is extremely high. All doubtful loans are on non-accrual.
The allowance allocation percentages assigned to each credit grade have been developed based primarily on an analysis of our historical loss rates. The allocations are adjusted for certain qualitative factors, including general economic conditions, changes in credit policies and lending standards. Changes in the trend and severity of problem loans can cause the estimation of losses to differ from past experience. In addition, the allowance considers the results of reviews performed by our Credit Review group as reflected in their confirmations of assigned credit grades within the portfolio. The portion of the allowance that is not derived by the allowance allocation percentages compensates for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. Examples of risks that support the Bank's maintaining an additional qualitative reserve include economic uncertainties and unpredictable factors that produce losses, including those resulting from borrowers' submission of financial information or inaccurate certification of collateral values. These situations, while not common, do not necessarily correlate well with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses, however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of uncertainty regarding the economy or other unpredictable events.
The methodology used in the periodic review of the appropriateness of the allowance, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality. The changes are reflected in the general allowance and in specific reserves as the collectability of classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored, and our reserve appropriateness relies primarily on our loss history. The review of the appropriateness of the allowance is performed by executive management and presented to the audit and risk committees of our board of directors for their review. The committees report to the board as part of the board's review on a quarterly basis of the Company's consolidated financial statements.
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

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Gains or losses on disposals of premises and equipment are included in other non-interest income in the consolidated income statements.
Marketing and Software
Marketing costs are expensed as incurred. Ongoing maintenance and enhancements of websites are expensed as incurred. Costs incurred in connection with development or purchase of internal use software are capitalized and amortized over a period not to exceed five years. Internal use software costs are included in other assets in the consolidated balance sheets.
Goodwill and Other Intangible Assets
Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Our intangible assets relate primarily to loan customer relationships. Intangible assets with definite useful lives are amortized over their estimated life. Goodwill and intangible assets are tested for impairment in October on an annual basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
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
Accumulated Other Comprehensive Income
Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income, net. Accumulated other comprehensive income (loss), net is reported in the accompanying consolidated statements of stockholders’ equity and consolidated statements of income and other comprehensive income.
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
Originated MSRs are recognized based on the estimated fair value of the mortgage loans and the related servicing rights at the date of sale using values derived from a valuation model managed by an independent third party. MSRs are amortized proportionally over the estimated life of the projected net servicing revenue and are periodically evaluated for impairment. MSRs are reported on the consolidated balance sheets at amortized cost, less a valuation allowance if the fair value of identified strata within the MSR portfolio are determined to have a fair value that is less than amortized cost. Loan servicing fee income represents income earned for servicing mortgage loans owned by investors and includes mortgage servicing fees and other ancillary servicing income. Servicing fees are recorded as income when earned and are reported in other non-interest income on the consolidated statements of income and other comprehensive income. For additional information on MSRs, see Note 5 - Certain Transfers of Financial Assets.
Financial Instruments with Off-Balance Sheet Risk
The Company has undertaken certain guarantee obligations in the ordinary course of business which include liabilities with off-balance sheet risk. We consider the following arrangements to be guarantees: commitments to extend credit, standby letters of credit and indemnification agreements included within third party contractual arrangements. For additional information on commitments and contingencies, see Note 13 - Financial Instruments with Off-Balance Sheet Risk.
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

(2) Securities
The following is a summary of securities (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Residential mortgage-backed securities	$10,297	$648	$—	$10,945
Equity securities(1)	12,556	425	(415)	12,566
	$22,853	$1,073	$(415)	$23,511

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Residential mortgage-backed securities	$14,680	$972	$—	$15,652
Municipals	275	—	—	275
Equity securities(1)	9,280	27	(360)	8,947
	$24,235	$999	$(360)	$24,874

(1)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.

The amortized cost and estimated fair value of securities are presented below by contractual maturity (in thousands, except percentage data):

	December 31, 2017
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$409	$819	$1,502	$7,567	$10,297
Estimated fair value	418	916	1,636	7,975	10,945
Weighted average yield(3)	4.59%	6.02%	5.32%	3.45%	3.97%
Equity securities:(4)
Amortized cost	12,556	—	—	—	12,556
Estimated fair value	12,566	—	—	—	12,566
Total available-for-sale securities:
Amortized cost					$22,853
Estimated fair value					$23,511

	December 31, 2016
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$9	$2,047	$3,147	$9,477	$14,680
Estimated fair value	9	2,104	3,495	10,044	15,652
Weighted average yield(3)	5.50%	4.70%	5.55%	2.84%	3.68%
Municipals:(2)
Amortized cost	275	—	—	—	275
Estimated fair value	275	—	—	—	275
Weighted average yield(3)	5.61%	—	—	—	5.61%
Equity securities:(4)
Amortized cost	9,280	—	—	—	9,280
Estimated fair value	8,947	—	—	—	8,947
Total available-for-sale securities:
Amortized cost					$24,235
Estimated fair value					$24,874

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 35% federal tax rate.

(3)	Yields are calculated based on amortized cost.

(4)	These equity securities do not have a stated maturity.
Securities with carrying values of approximately $8.8 million and $13.6 million were pledged to secure certain borrowings and deposits at December 31, 2017 and 2016, respectively. See Note 9 — Borrowing Arrangements for discussion of securities securing borrowings. Of the pledged securities at December 31, 2017 and 2016, approximately $1.6 million and $3.4 million, respectively, were pledged for certain deposits.

The following table discloses, as of December 31, 2017 and December 31, 2016, our investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

December 31, 2017	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$1,015	$(6)	$6,091	$(409)	$7,106	$(415)

December 31, 2016	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Equity securities	$1,015	$(6)	$6,146	$(354)	$7,161	$(360)
At December 31, 2017 and December 31, 2016, we owned two securities with an unrealized loss position. These securities are publicly traded equity funds and are subject to market pricing volatility. We do not believe that this unrealized loss is “other than temporary.” We have evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and based on that evaluation have the ability and intent to hold the investments until recovery of fair value.
Unrealized gains or losses on our available-for-sale securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income, net.

(3) Loans Held for Investment and Allowance for Loan Losses
Loans held for investment are summarized by category as follows (in thousands):

	December 31,
	2017	2016
Commercial	$9,189,811	$7,291,545
Mortgage finance	5,308,160	4,497,338
Construction	2,166,208	2,098,706
Real estate	3,794,577	3,462,203
Consumer	48,684	34,587
Equipment leases	264,903	185,529
Gross loans held for investment	20,772,343	17,569,908
Deferred income (net of direct origination costs)	(97,931)	(71,559)
Allowance for loan losses	(184,655)	(168,126)
Total loans held for investment	$20,489,757	$17,330,223
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
Mortgage Finance Loans.    Our mortgage finance loans consist of ownership interests purchased in single-family residential mortgages funded through our mortgage warehouse lending division. We have agreements with mortgage lenders and purchase interests in individual loans they originate. The ownership interests collateralizing our mortgage finance loans are typically held on our balance sheet for 10 to 20 days, and substantially all loans are conforming loans. All mortgage finance loans are underwritten consistently with established programs for permanent financing with financially sound investors. Balances as of December 31, 2017 and 2016 are stated net of $171.2 million and $839.0 million participations sold, respectively.

Construction Loans.    Our construction loan portfolio consists primarily of single- and multi-family residential properties and commercial projects used in manufacturing, warehousing, service or retail businesses. Our construction loans generally have terms of one to three years. We typically make construction loans to developers, builders and contractors that have an established record of successful project completion and loan repayment and have a substantial equity investment in the borrowers. Loan amounts are derived primarily from the Bank's evaluation of expected cash flows available to service debt from stabilized projects under hypothetically stressed conditions. Construction loans are also based in part upon estimates of costs and value associated with the completed project. Sources of repayment for these types of loans may be permanent loans from other lenders, sales of developed property, or an interim loan commitment from us until permanent financing is obtained. The nature of these loans makes ultimate repayment sensitive to overall economic conditions. Borrowers may not be able to correct conditions of default in loans, increasing risk of exposure to classification, non-performing status, reserve allocation and actual credit loss and foreclosure. These loans typically have floating rates and require commitment fees.
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
At December 31, 2017 and 2016, we had a blanket floating lien on certain real estate-secured loans, mortgage finance loans and also certain securities used as collateral for FHLB borrowings.
Summary of Loan Losses
The allowance for loan losses is comprised of general reserves, specific reserves for impaired loans and an additional qualitative reserve based on our estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We believe the allowance at December 31, 2017 to be appropriate, given management's assessment of losses inherent in the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in our market areas and other factors.
The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and non-accrual status as of December 31, 2017 and 2016 (in thousands):

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Total
December 31, 2017
Grade:
Pass	$8,967,471	$5,308,160	$2,152,654	$3,706,541	$48,591	$249,865	$20,433,282
Special mention	19,958	—	13,554	53,652	—	495	87,659
Substandard- accruing	102,651	—	—	32,671	93	14,543	149,958
Non-accrual	99,731	—	—	1,713	—	—	101,444
Total loans held for investment	$9,189,811	$5,308,160	$2,166,208	$3,794,577	$48,684	$264,903	$20,772,343

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Total
December 31, 2016
Grade:
Pass	$6,941,310	$4,497,338	$2,074,859	$3,430,346	$34,249	$181,914	$17,160,016
Special mention	69,447	—	10,901	21,932	—	3,532	105,812
Substandard-accruing	115,848	—	12,787	7,516	138	—	136,289
Non-accrual	164,940	—	159	2,409	200	83	167,791
Total loans held for investment	$7,291,545	$4,497,338	$2,098,706	$3,462,203	$34,587	$185,529	$17,569,908

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2017 and 2016 (in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Additional Qualitative Reserve	Total
December 31, 2017
Allowance for loan losses
Beginning balance	$128,768	$—	$13,144	$19,149	$241	$1,124	$5,700	$168,126
Provision for loan losses	19,590	—	6,084	15,353	226	2,408	2,690	46,351
Charge-offs	34,145	—	59	290	180	—	—	34,674
Recoveries	4,593	—	104	75	70	10	—	4,852
Net charge-offs (recoveries)	29,552	—	(45)	215	110	(10)	—	29,822
Ending balance	$118,806	$—	$19,273	$34,287	$357	$3,542	$8,390	$184,655
Period end amount allocated to:
Loans individually evaluated for impairment	$24,316	$—	$—	$101	$—	$—	$—	$24,417
Loans collectively evaluated for impairment	94,490	—	19,273	34,186	357	3,542	8,390	160,238
Ending balance	$118,806	$—	$19,273	$34,287	$357	$3,542	$8,390	$184,655

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Additional Qualitative Reserve	Total
December 31, 2016
Allowance for loan losses
Beginning balance	$112,446	$—	$6,836	$13,381	$338	$3,931	$4,179	$141,111
Provision for loan losses	63,516	—	6,274	6,233	(71)	(2,884)	1,521	74,589
Charge-offs	56,558	—	—	528	47	—	—	57,133
Recoveries	9,364	—	34	63	21	77	—	9,559
Net charge-offs (recoveries)	47,194	—	(34)	465	26	(77)	—	47,574
Ending balance	$128,768	$—	$13,144	$19,149	$241	$1,124	$5,700	$168,126
Period end amount allocated to:
Loans individually evaluated for impairment	$34,405	$—	$24	$133	$30	$13	$—	$34,605
Loans collectively evaluated for impairment	94,363	—	13,120	19,016	211	1,111	5,700	133,521
Ending balance	$128,768	$—	$13,144	$19,149	$241	$1,124	$5,700	$168,126
The table below presents the activity in the allowance for off-balance sheet credit losses related to losses on unfunded commitments for the years ended December 31, 2017 and 2016 (in thousands). This allowance is recorded in other liabilities in the consolidated balance sheet.

	Year Ended December 31,
	2017	2016
Beginning balance	$11,422	$9,011
Provision for off-balance sheet credit losses	(2,351)	2,411
Ending balance	$9,071	$11,422
We have traditionally maintained an additional qualitative reserve component to compensate for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. The increase in the additional qualitative reserve at December 31, 2017 was primarily driven by a $4.5 million provision in the third quarter of 2017 reflecting our assessment of the potential impact to our loan portfolio from Hurricanes Harvey and Irma. We believe the level of additional qualitative reserves at December 31, 2017 is warranted due to economic uncertainties and unpredictable factors that have produced losses, including those resulting from borrowers' misstatement of financial information or inaccurate certification of collateral values. Such losses are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses; however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of uncertainty regarding the economy or other unpredictable events.
Our recorded investment in loans as of December 31, 2017 and 2016 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows (in thousands):

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Total
December 31, 2017
Loans individually evaluated for impairment	$100,676	$—	$—	$2,008	$—	$—	$102,684
Loans collectively evaluated for impairment	9,089,135	5,308,160	2,166,208	3,792,569	48,684	264,903	20,669,659
Total	$9,189,811	$5,308,160	$2,166,208	$3,794,577	$48,684	$264,903	$20,772,343

	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Total
December 31, 2016
Loans individually evaluated for impairment	$166,669	$—	$159	$3,751	$200	$83	$170,862
Loans collectively evaluated for impairment	7,124,876	4,497,338	2,098,547	3,458,452	34,387	185,446	17,399,046
Total	$7,291,545	$4,497,338	$2,098,706	$3,462,203	$34,587	$185,529	$17,569,908
Generally we place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. We recognized $1.3 million in interest income on non-accrual loans during 2017 compared to $1.4 million in 2016 and $1.6 million in 2015. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2017, 2016 and 2015 totaled $19.0 million, $7.9 million and $7.0 million, respectively. As of December 31, 2017, none of our non-accrual loans were earning on a cash basis, compared to $811,000 at December 31, 2016. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.
A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the original loan agreement. In accordance with ASC 310, Receivables, we have also included all restructured and formerly restructured loans in our impaired loan totals.

The following tables detail our impaired loans, by portfolio class, as of December 31, 2017 and 2016 (in thousands):

December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$16,835	$18,257	$—	$22,964	$—
Energy loans	21,426	22,602	—	36,579	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	—	—	—	—	—
Commercial	1,096	1,096	—	2,166	—
Secured by 1-4 family	—	—	—	—	—
Consumer	—	—	—	—	—
Equipment leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$39,357	$41,955	$—	$61,709	$—
With an allowance recorded:
Commercial
Business loans	$18,645	$19,020	$2,544	$16,960	$—
Energy loans	43,770	55,875	21,772	50,867	6
Construction
Market risk	—	—	—	27	—
Real estate
Market risk	295	295	6	485	—
Commercial	499	499	75	166	—
Secured by 1-4 family	118	118	20	516	—
Consumer	—	—	—	33	—
Equipment leases	—	—	—	14	—
Total impaired loans with an allowance recorded	$63,327	$75,807	$24,417	$69,068	$6
Combined:
Commercial
Business loans	$35,480	$37,277	$2,544	$39,924	$—
Energy loans	65,196	78,477	21,772	87,446	6
Construction
Market risk	—	—	—	27	—
Real estate
Market risk	295	295	6	485	—
Commercial	1,595	1,595	75	2,332	—
Secured by 1-4 family	118	118	20	516	—
Consumer	—	—	—	33	—
Equipment leases	—	—	—	14	—
Total impaired loans	$102,684	$117,762	$24,417	$130,777	$6

December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$23,868	$27,992	$—	$12,361	$—
Energy loans	46,753	54,522	—	54,075	—
Construction
Market risk	—	—	—	2,778	—
Real estate
Market risk	—	—	—	—	—
Commercial	2,083	2,083	—	4,483	38
Secured by 1-4 family	—	—	—	—	—
Consumer	—	—	—	—	—
Equipment leases	—	—	—	403	—
Total impaired loans with no allowance recorded	$72,704	$84,597	$—	$74,100	$38
With an allowance recorded:
Commercial
Business loans	$21,303	$21,303	$7,055	$22,277	$—
Energy loans	74,745	88,987	27,350	73,637	24
Construction
Market risk	159	159	24	53	—
Real estate
Market risk	1,342	1,342	20	3,000	—
Commercial	—	—	—	—	—
Secured by 1-4 family	326	326	113	435	—
Consumer	200	200	30	67	—
Equipment leases	83	83	13	548	—
Total impaired loans with an allowance recorded	$98,158	$112,400	$34,605	$100,017	$24
Combined:
Commercial
Business loans	$45,171	$49,295	$7,055	$34,638	$—
Energy loans	121,498	143,509	27,350	127,712	24
Construction
Market risk	159	159	24	2,831	—
Real estate
Market risk	1,342	1,342	20	3,000	—
Commercial	2,083	2,083	—	4,483	38
Secured by 1-4 family	326	326	113	435	—
Consumer	200	200	30	67	—
Equipment leases	83	83	13	951	—
Total impaired loans	$170,862	$196,997	$34,605	$174,117	$62
Average impaired loans outstanding during the years ended December 31, 2017, 2016 and 2015 totaled $130.8 million, $174.1 million and $102.3 million, respectively.

The table below provides an age analysis of our loans held for investment as of December 31, 2017 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days(1)	Total Past Due	Non-accrual	Current	Total
Commercial
Business loans	$12,346	$13,029	$6,984	$32,359	$34,535	$7,992,918	$8,059,812
Energy	1,100	—	—	1,100	65,196	1,063,703	1,129,999
Mortgage finance loans	—	—	—	—	—	5,308,160	5,308,160
Construction
Market risk	239	—	—	239	—	2,098,446	2,098,685
Commercial	—	—	—	—	—	35,786	35,786
Secured by 1-4 family	1,635	—	—	1,635	—	30,102	31,737
Real estate
Market risk	1,724	295	—	2,019	—	2,681,527	2,683,546
Commercial	—	—	—	—	1,595	839,787	841,382
Secured by 1-4 family	174	139	1,392	1,705	118	267,826	269,649
Consumer	100	74	—	174	—	48,510	48,684
Equipment leases	636	16	53	705	—	264,198	264,903
Total loans held for investment	$17,954	$13,553	$8,429	$39,936	$101,444	$20,630,963	$20,772,343

(1)
Loans past due 90 days and still accruing includes premium finance loans of $5.5 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, or forgiveness of either principal or accrued interest. As of December 31, 2017 and December 31, 2016, we did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at December 31, 2017 and 2016, $18.8 million and $18.1 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with modified terms in calendar years after the year of the restructure.

The following tables summarize, as of December 31, 2017 and 2016, loans that have been restructured during 2017 and 2016 (in thousands, except number of contracts):

December 31, 2017
	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Commercial business loans	3	$7,527	$7,640
Energy loans	1	$1,070	$—
Total new restructured loans in 2017	4	$8,597	$7,640

December 31, 2016
	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
Energy loans	2	$14,235	$12,236
Total new restructured loans in 2016	2	$14,235	$12,236
The restructured loans generally include terms to temporarily place the loan on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above loans. The $957,000 decrease in the post-restructuring recorded investment in 2017 and the $2.0 million decrease in the post-restructuring recorded investment in 2016 were due to paydowns. At December 31, 2017, $7.6 million of the above loans restructured in 2017 are on non-accrual. The restructuring of the loans did not have a significant impact on our allowance for loan losses at December 31, 2017 or 2016.
The following table provides information on how loans were modified as restructured loans during the year ended December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Extended maturity	$712	$—
Adjusted payment schedule	6,928	—
Combination of maturity extension and payment schedule adjustment	—	12,236
Total	$7,640	$12,236
As of December 31, 2017 and 2016, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
(4) OREO and Valuation Allowance for Losses on OREO
The table below presents a summary of the activity related to OREO (in thousands):

	Year ended December 31,
	2017	2016	2015
Beginning balance	$18,961	$278	$568
Additions	—	18,822	1,267
Sales	(1,108)	(139)	(1,557)
Valuation allowance for OREO	—	—	—
Direct write-downs	(6,111)	—	—
Ending balance	$11,742	$18,961	$278
When foreclosure occurs, the acquired asset is recorded at fair value less selling costs, generally based on appraised value, which may result in partial charge-off of the loan. Subsequent write-downs required for declines in value are recorded through a valuation allowance or taken directly against the asset and charged to other non-interest expense. During 2017, we recorded a $6.1 million write-down on one asset.

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
The table below presents the unpaid principal balance of loans held for sale and related fair values at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Outstanding balance(1)	$1,009,271	$980,414
Fair value(1)	1,007,695	968,929
Fair value over (under) outstanding balance	$(1,576)	$(11,485)

(1)	Does not include $3.3 million of Small Business Administration ("SBA") loans held for sale carried at lower of cost or market as of December 31, 2017.
No loans held for sale were on non-accrual as of December 31, 2017 or December 31, 2016. At December 31, 2017, we had $19.7 million in loans held for sale that were 90 days or more past due, compared to none at December 31, 2016. Of this $19.7 million, $19.0 million are loans with government guarantees that we purchased and sold into securitized Ginnie Mae pools. Pursuant to Ginnie Mae servicing guidelines, we have the unilateral right, but not the obligation, to repurchase these loans if they meet defined delinquent loan criteria, and therefore must record any delinquent loans as held for sale on our balance sheet regardless of whether the repurchase option has been exercised.
The table below presents a reconciliation of the changes in loans held for sale for the years December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Beginning balance	$968,929	$86,075
Loans purchased	5,556,964	3,327,482
Payments and loans sold	(5,524,798)	(2,433,348)
Change in fair value	9,909	(11,280)
Ending balance(1)	$1,011,004	$968,929
(1)    Includes $3.3 million of SBA loans held for sale carried at lower of cost or market at December 31, 2017.

We generally retain the right to service the loans sold, creating MSRs which are recorded as assets on our balance sheet. A summary of MSR activity for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	Year Ended December 31,
	2017	2016
MSRs:
Balance, beginning of year	$28,536	$423
Capitalized servicing rights	67,970	29,816
Amortization	(8,356)	(1,703)
Balance, end of period	$88,150	$28,536
Valuation allowance:
Balance, beginning of year	$—	$—
Increase in valuation allowance	2,823	—
Balance, end of period	$2,823	$—
MSRs, net(1)	$85,327	$28,536
MSRs, fair value	$86,321	$30,877
(1)    MSRs are reported on the consolidated balance sheets at amortized cost.
At December 31, 2017 and 2016, our servicing portfolio of residential mortgage loans had an outstanding principal balance of $7.0 billion and $2.2 billion, respectively. In connection with the servicing of these loans, we hold deposits in the name of investors representing escrow funds for taxes and insurance, as well as collections in transit to investors. These escrow funds are segregated and held in separate non-interest-bearing bank accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $73.4 million at December 31, 2017 and $21.0 million at December 31, 2016.
The estimated fair value of the MSR assets is obtained from an independent third party and reviewed by management on a quarterly basis. MSRs typically do not trade in an active, open market with readily observable prices; as such, the fair value of MSRs is determined using a discounted cash flow model to calculate the present value of the estimated future net servicing income. The assumptions utilized in the discounted cash flow model are based on market data for comparable assets, where available. Each quarter, management and the independent third party discuss the key assumptions used in the discounted cash flow model and make adjustments as necessary to estimate the fair value of the MSRs. At December 31, 2017, the estimated fair value of MSRs was adjusted in anticipation of a sale of Ginnie Mae MSRs in the first quarter of 2018, which resulted in a $2.8 million impairment charge. As of December 31, 2017 and December 31, 2016, management used the following assumptions to determine the fair value of MSRs:

	December 31,
	2017	2016
Average discount rates	9.90%	9.96%
Expected prepayment speeds	9.99%	7.91%
Weighted-average life, in years	7.0	8.0
A sensitivity analysis of changes in the fair value of our MSR portfolio resulting from certain key assumptions is presented in the following table (in thousands):

	December 31,
	2017	2016
50 bp adverse change in prepayment speed	$(11,896)	$(2,833)
100 bp adverse change in prepayment speed	(28,226)	(6,812)
These sensitivities are hypothetical and actual results may differ materially due to a number of factors. The effect on fair value of a 10% variation in assumptions generally cannot be determined with confidence because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may be correlated with changes in other factors, which could impact the sensitivity analysis as presented.

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
Our estimated exposure related to loans previously sold was $1.3 million at December 31, 2017 and $835,000 at December 31, 2016 and is recorded in other liabilities in the consolidated balance sheets. We incurred $31,000 in losses due to repurchase, indemnification and make-whole obligations during the year ended December 31, 2017 compared to none in 2016.

(6) Goodwill and Other Intangible Assets
Goodwill and other intangible assets at December 31, 2017 and 2016 are summarized as follows (in thousands):

	Gross Goodwill and Intangible Assets	Accumulated Amortization	Net Goodwill and Intangible Assets
December 31, 2017
Goodwill	$15,468	$(374)	$15,094
Intangible assets—customer relationships and trademarks	9,006	(5,060)	3,946
Total goodwill and intangible assets	$24,474	$(5,434)	$19,040
December 31, 2016
Goodwill	$15,468	$(374)	$15,094
Intangible assets—customer relationships and trademarks	9,006	(4,588)	4,418
Total goodwill and intangible assets	$24,474	$(4,962)	$19,512
Amortization expense related to intangible assets totaled $472,000 in 2017, $448,000 in 2016 and $628,000 in 2015. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2017 is as follows (in thousands):

2018	$470
2019	470
2020	432
2021	405
2022	405
Thereafter	1,764
$3,946

(7) Premises and Equipment
Premises and equipment at December 31, 2017 and 2016 are summarized as follows (in thousands):

	December 31,
	2017	2016
Premises	$25,790	$22,887
Furniture and equipment	32,234	24,159
	58,024	47,046
Accumulated depreciation	(32,848)	(27,271)
Total premises and equipment, net	$25,176	$19,775
Depreciation expense for the above premises and equipment was approximately $6.9 million, $6.0 million and $4.6 million in 2017, 2016 and 2015, respectively.
(8) Deposits
Deposits at December 31, 2017 and 2016 were as follows (in thousands):

	December 31,
	2017	2016
Non-interest-bearing demand deposits	$7,812,660	$7,994,201
Interest-bearing deposits
Transaction	2,567,208	1,954,834
Savings	8,214,059	6,625,177
Time	529,253	442,619
Total interest-bearing deposits	11,310,520	9,022,630
Total deposits	$19,123,180	$17,016,831
The scheduled maturities of interest-bearing time deposits were as follows at December 31, 2017 (in thousands):

2018	$492,208
2019	33,289
2020	2,817
2021	246
2022	244
2023 and after	449
$529,253
At December 31, 2017 and 2016, the Bank had approximately $13.5 million and $15.4 million, respectively, in deposits from related parties, including directors, stockholders and their affiliates.
At December 31, 2017 and 2016, interest-bearing time deposits of $250,000 or more were approximately $300.5 million and $225.5 million, respectively.

(9) Borrowing Arrangements
The following table summarizes our borrowings at December 31, 2017, 2016 and 2015 (in thousands):

	December 31,
	2017		2016		2015
	Balance	Rate(3)	Balance	Rate(3)	Balance	Rate(3)
Federal funds purchased(4)	$359,338	1.45%	$101,800	0.80%	$74,164	0.55%
Customer repurchase agreements(1)	5,702	0.03%	7,775	0.05%	68,887	0.02%
FHLB borrowings(2)	2,800,000	1.35%	2,000,000	0.61%	1,500,000	0.31%
Subordinated notes	281,406	5.86%	281,044	5.87%	280,682	5.75%
Trust preferred subordinated debentures	113,406	3.55%	113,406	2.90%	113,406	2.47%
Total borrowings	$3,559,852		$2,504,025		$2,037,139
Maximum outstanding at any month end	$3,559,852		$2,511,579		$2,042,457

(1)	Securities pledged for customer repurchase agreements were $7.3 million, $10.2 million and $14.2 million at December 31, 2017, 2016 and 2015, respectively.

(2)
FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and also certain pledged securities. The weighted-average interest rates of FHLB borrowings for the years ended December 31, 2017, 2016 and 2015 were 1.08%, 0.43% and 0.18%, respectively. The average balance of FHLB borrowings for the years ended December 31, 2017, 2016 and 2015 were $1.4 billion, $1.4 billion and $1.2 billion, respectively.

(3)	Interest rate as of period end.

(4)
The weighted-average interest rates on Federal funds purchased for the years ended December 31, 2017, 2016 and 2015 were 1.20%, 0.57% and 0.29%, respectively. The average balances of Federal funds purchased for the years ended December 31, 2017, 2016 and 2015 were $215.9 million, $90.9 million and $98.8 million, respectively.

The following table summarizes our other borrowing capacities net of balances outstanding at December 31, 2017, 2016 and 2015 (in thousands):

	December 31,
	2017	2016	2015
FHLB borrowing capacity relating to loans	$3,890,995	$3,057,915	$4,101,396
FHLB borrowing capacity relating to securities	2,071	1,653	1,213
Total FHLB borrowing capacity	$3,893,066	$3,059,568	$4,102,609
Unused Federal funds lines available from commercial banks	$885,000	$1,118,000	$1,231,000
Unused Federal Reserve Borrowings capacity	$4,114,594	$3,179,087	$2,966,702
Our unsecured, revolving, non-amortizing line of credit has maximum availability of $130.0 million, matured on December 19, 2017 and was renewed on December 19, 2017 with a maturity date of December 18, 2018. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. There were no borrowings outstanding as of December 31, 2017 or December 31, 2016. We did not borrow against this line of credit during the year ended December 31, 2017. The average borrowings during the year ended December 31, 2016 were $6.8 million.

The scheduled maturities of our borrowings at December 31, 2017, excluding accrued interest, were as follows (in thousands):

	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Federal funds purchased and customer repurchase agreements	$365,040	$—	$—	$—	$365,040
FHLB borrowings	2,800,000	—	—	—	2,800,000
Subordinated notes	—	—	—	281,406	281,406
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	$3,165,040	$—	$—	$394,812	$3,559,852

(10) Long-Term Debt
From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued floating rate trust preferred securities in various private offerings totaling $113.4 million. As of December 31, 2017, the details of the trust preferred subordinated debentures are summarized below (dollars in thousands):

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

(11) Income Taxes
The Tax Cut and Jobs Act (the "Tax Act") enacted in December 2017 reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Act, we recorded a $17.6 million write-off of our net deferred tax asset, which was recorded as additional income tax expense during 2017.
We reported gross deferred tax assets of $63.0 million and $89.7 million at December 31, 2017 and 2016, respectively, which related primarily to our allowance for loan losses, loan origination fees and stock compensation. Management believes it is more likely than not that all of the deferred tax assets will be realized. Our net deferred tax assets are included in other assets in the consolidated balance sheets.
Income tax expense/(benefit) consists of the following for the years ended (in thousands):

	Year ended December 31,
	2017	2016	2015
Current:
Federal	$94,112	$86,612	$80,957
State	3,257	2,412	2,245
Total	97,369	89,024	83,202
Deferred
Federal	31,276	(2,946)	(3,561)
State	—	—	—
Total	31,276	(2,946)	(3,561)
Total expense
Federal	125,388	83,666	77,396
State	3,257	2,412	2,245
Total	$128,645	$86,078	$79,641
The tax effect of unrealized gains and losses on available-for-sale securities is recorded to other comprehensive income and is not a component of income tax expense/(benefit).

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The table below summarizes significant components of our deferred tax assets and liabilities utilizing federal corporate income tax rates of 21% as of December 31, 2017 and 35% as of December 31, 2016 (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Allowance for credit losses	$42,213	$64,009
Loan origination fees	10,084	13,536
Stock compensation	4,460	5,761
Non-accrual interest	1,680	2,537
Deferred lease expense	911	1,519
Other	3,686	2,322
Total deferred tax assets	63,034	89,684
Deferred tax liabilities:
Loan origination costs	(1,304)	(1,722)
Leases	(6,850)	(7,962)
MSRs	(17,619)	(10,973)
Depreciation	(7,354)	(6,941)
Unrealized gain on securities	(138)	(223)
Other	(2,068)	(2,971)
Total deferred tax liabilities	(35,333)	(30,792)
Net deferred tax asset	$27,701	$58,892
We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax asset was $17.6 million.
ASC 740-10, Income Taxes — Accounting for Uncertainties in Income Taxes (“ASC 740-10”) prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740-10 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.
We file income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2014.

The reconciliation of our effective income tax rate to the U.S. federal statutory tax rate is as follows:

	Year ended December 31,
	2017	2016	2015
U.S. statutory rate	35%	35%	35%
State taxes	1%	1%	1%
Non-deductible expenses	1%	1%	1%
Deferred tax asset write-off	5%	—%	—%
Non-taxable income	(1)%	(1)%	(1)%
Other	(1)%	—%	(1)%
Effective tax rate	40%	36%	35%

(12) Stock-Based Compensation and Employee Benefits
We have a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan permits our employees to defer a portion of their compensation. Matching contributions may be made in amounts and at times determined by the Company. We contributed approximately $8.4 million, $6.8 million, and $6.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Employees are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options.
During 2000, we implemented an Employee Stock Purchase Plan (“ESPP”). Employees are eligible for the plan when they meet certain requirements concerning period of credited service and minimum hours worked. Eligible employees may contribute a minimum of 1% to a maximum of 10% of eligible compensation up to the Section 423 of the Internal Revenue Code limit of $25,000. In 2006, stockholders approved the 2006 ESPP, which allocated 400,000 shares for purchase. As of December 31, 2017, 2016 and 2015, 132,285, 124,572 and 113,910 shares had been purchased on behalf of the employees under the 2006 ESPP.
We have stock-based compensation plans under which equity-based compensation grants are made by the board of directors, or its designated committee. Grants are subject to vesting requirements. Under the plans, we may grant, among other things, non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), cash-based performance units or any combination thereof to employees and non-employee directors. A total of 2,550,000 shares are authorized for grant under the plans. Total shares remaining available for grant under the plans at December 31, 2017 were 2,169,324.
We also offer a non-qualified deferred compensation plan for our executives and key members of management in order to assist us in attracting and retaining these individuals. Participants in the plan may elect to defer up to 75% of their annual salary and/or short-term incentive payout into deferral accounts that mirror the gains or losses of investments selected by the participants. The plan allows us to make discretionary contributions on behalf of a participant as well as matching contributions. We made discretionary contributions of $260,000 in 2017 compared to none in 2016. No matching contributions were made in 2017 or 2016. All participant contributions to the plan and any related earnings are immediately vested and may be withdrawn upon the participant's separation from service, death or disability or upon a date specified by the participant. The deferrals are recorded to salaries and benefits as a reduction and a corresponding accrual is recorded in other liabilities.

A summary of our SAR activity and related information for 2017, 2016 and 2015 is as follows. These rights are time based and generally vest ratably over a period of five years.

	December 31, 2017		December 31, 2016		December 31, 2015
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
SARs outstanding at beginning of year	125,863	$31.68	360,544	$25.73	445,009	$24.83
SARs granted	—	—	—	—	—	—
SARs exercised	(51,500)	33.94	(234,681)	22.54	(84,465)	20.97
SARs forfeited	—	—	—	—	—	—
SARs outstanding at year-end	74,363	$30.12	125,863	$31.68	360,544	$25.73
SARs vested and exercisable at year-end	60,463	$26.02	94,463	$26.73	307,144	$22.49
Weighted average remaining contractual life of SARs vested		2.82		3.62		2.36
Compensation expense	$265,000		$307,000		$367,000
Unrecognized compensation expense	$127,000		$392,000		$699,000
Weighted average period over which unrecognized compensation expense is expected to be recognized (in years)		0.75		1.52		2.40
Fair value of shares vested during the year	$294,000		$337,000		$436,000
Weighted average remaining contractual life of SARs currently outstanding (in years)		3.35		4.32		3.08
Intrinsic value of SARs exercised	$3,802,000		$4,881,000		$8,291,000

A summary of our RSU activity and related information for 2017, 2016 and 2015 is as follows. Grants of RSUs include both performance-based and time-based vesting conditions and generally vest over a three-year period.

	December 31, 2017		December 31, 2016		December 31, 2015
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at beginning of year	425,055	$51.28	333,174	$48.60	295,165	$42.93
RSUs granted	121,243	80.40	213,577	51.75	145,952	51.96
RSUs exercised	(102,057)	48.93	(94,296)	42.87	(95,743)	38.05
RSUs forfeited	(20,509)	54.75	(27,400)	51.18	(12,200)	43.89
RSUs outstanding at year-end	423,732	$60.01	425,055	$51.28	333,174	$48.60
Compensation expense	$7,790,000		$4,771,000		$4,230,000
Unrecognized compensation expense	$18,730,000		$17,167,000		$13,038,000
Weighted average period over which unrecognized compensation expense is expected to be recognized (in years)		3.15		3.37		3.30
Weighted average remaining contractual life of RSUs currently outstanding		8.33		8.65		8.29
In 2016, we began granting shares of restricted stock ("RSAs"). A summary of our restricted stock activity and related information for 2017 and 2016 is as follows. These restricted shares are time-vested and generally vest ratably over a period of five years.

	December 31, 2017		December 31, 2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
RSAs with restrictions outstanding at beginning of year	1,472	$33.97	—	$—
RSAs granted	641	78.00	1,472	33.97
RSAs lapsed restrictions	(491)	33.97	—	—
RSAs with restrictions outstanding at year-end	1,622	$51.37	1,472	$33.97
Compensation expense	$24,000		$15,000
Unrecognized compensation expense	$61,000		$35,000
Weighted average period over which unrecognized compensation expense is expected to recognized (in years)		2.10		2.10
Weighted average remaining contractual life of RSUs currently outstanding		8.69		9.13
Total compensation cost for all share-based arrangements, net of taxes, was $5.3 million, $3.3 million and $3.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
We granted a total of 121,260 cash-based performance units in 2017, with a total of 390,350 outstanding at December 31, 2017 all of which are time-based and vest ratably over a period of four years. We granted a total of 224,071 and 146,153 cash-based performance units in 2016 and 2015. Since these units have a cash payout feature, they are accounted for under the liability method and the related expense is based on the stock price at period end. Compensation cost for the units was $13.9 million, $8.5 million and $7.7 million for the years ended December 31, 2017, 2016 and 2015 respectively. At December 31, 2017, the weighted average remaining contractual life of the units was 7.97 years.
Total compensation cost for all cash-based arrangements, net of taxes, for the years ended December 31, 2017, 2016 and 2015 was $9.1 million, $5.5 million and $5.0 million, respectively.

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
At December 31, 2017 and 2016, commitments to extend credit and standby and commercial letters of credit were as follows (in thousands):

	December 31,
	2017	2016
Commitments to extend credit	$6,957,847	$5,704,381
Standby letters of credit	230,958	171,266
At December 31, 2017 and 2016, we had $9.1 million and $11.4 million, respectively, in allowance for off-balance sheet credit losses related to these off-balance sheet commitments recorded in other liabilities in the consolidated balance sheets.
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
The Basel III regulatory capital framework (the "Basel III Capital Rules") adopted by U.S. federal regulatory authorities, among other things, (i) establishes the capital measure called "Common Equity Tier 1" ("CET1"), (ii) specifies that Tier 1 capital consist of CET1 and "Additional Tier 1 Capital" instruments meeting stated requirements, (iii) requires that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) defines the scope of the deductions/adjustments to the capital measures. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions fully phasing in over a period ending on January 1, 2019.
Additionally, the Basel III Capital Rules require that we maintain a capital conservation buffer with respect to each of the CET1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5%. The required phase-in capital conservation buffer during 2017 was 1.25%. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of December 31, 2017, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of December 31, 2017 and 2016. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.
Because our Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.
The table below summarizes our actual and required capital ratios under the Basel III Capital Rules (dollars in thousands):

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2017:
CET1
Company	$2,033,830	8.45%	$1,384,448	5.75%	$1,685,464	7.00%	N/A	N/A
Bank	1,992,152	8.28%	1,383.475	5.75%	1,684.231	7.00%	1,563,929	6.50%
Total capital (to risk-weighted assets)
Company	2,768,153	11.50%	2,227.221	9.250%	2,528.196	10.50%	N/A	N/A
Bank	2,567,961	10.67%	2,225.591	9.250%	2,526.347	10.50%	2,406,044	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,293,016	9.52%	1,745.659	7.25%	2,046.635	8.50%	N/A	N/A
Bank	2,151,338	8.94%	1,744.382	7.25%	2,045.138	8.50%	1,924,835	8.00%
Tier 1 capital (to average assets)(1)
Company	2,293,016	9.15%	1,002,494	4.00%	1,002,494	4.00%	N/A	N/A
Bank	2,151,338	8.59%	1,002,144	4.00%	1,002,144	4.00%	1,252,680	5.00%
As of December 31, 2016:
CET1
Company	$1,841,219	8.97%	$1,052,205	5.125%	$1,437,159	7.00%	N/A	N/A
Bank	1,735,496	8.45%	1,051.989	5.125%	1,436.863	7.00%	1,334,244	6.50%
Total capital (to risk-weighted assets)
Company	2,561,663	12.48%	1,770.766	8.625%	2,155.715	10.50%	N/A	N/A
Bank	2,297,528	11.19%	1,770.421	8.625%	2,155.295	10.50%	2,052,683	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,101,071	10.23%	1,360.154	6.625%	1,745.103	8.50%	N/A	N/A
Bank	1,895,348	9.23%	1,359.888	6.625%	1,744.762	8.50%	1,642,147	8.00%
Tier 1 capital (to average assets)(1)
Company	2,101,071	9.34%	900,268	4.00%	900,268	4.00%	N/A	N/A
Bank	1,895,348	8.42%	900,070	4.00%	900,070	4.00%	1,125,087	5.00%

(1)
The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, it should be noted that the Federal Reserve Board and the FDIC may require the Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.

Our mortgage finance loan volumes can increase significantly at month-end, causing a meaningful difference between ending balance and average balance for any period. At December 31, 2017, our total mortgage finance loans were $5.3 billion compared to the average for the year ended December 31, 2017 of $4.1 billion. As CET1, Tier 1 and total capital ratios are calculated using quarter-end risk-weighted assets and our mortgage finance loans are 100% risk-weighted (excluding MCA mortgage loans held for sale, which receive lower risk weights), the quarter-end fluctuation in these balances can significantly impact our reported ratios. Due to the actual risk profile and liquidity of this asset class, we manage capital allocated to mortgage finance loans based on changing trends in average balances and do not believe that the quarter-end balance is representative of risk characteristics that would justify higher allocations. However, we monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels.
Dividends that may be paid by banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of our Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules further limit the amount of dividends that may be paid by our Bank. No dividends were declared or paid on our common stock during 2017, 2016 or 2015.
The required reserve balances at the Federal Reserve at December 31, 2017 and 2016 were approximately $197.3 million and $221.9 million, respectively.

(15) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share (in thousands except share data):

	Year ended December 31,
	2017	2016	2015
Numerator:
Net income	$197,063	$155,119	$144,854
Preferred stock dividends	9,750	9,750	9,750
Net income available to common stockholders	$187,313	$145,369	$135,104
Denominator:
Denominator for basic earnings per share—weighted average shares	49,587,169	46,239,210	45,808,440
Effect of employee stock-based awards(1)	239,008	128,228	211,168
Effect of warrants to purchase common stock	433,657	398,464	418,264
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	50,259,834	46,765,902	46,437,872
Basic earnings per common share	$3.78	$3.14	$2.95
Diluted earnings per common share	$3.73	$3.11	$2.91

(1)
SARs and RSUs outstanding of 13,500, 150,416 and 64,700 in 2017, 2016 and 2015, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented.

(16) Fair Value Disclosures
We determine the fair market values of our assets and liabilities measured at fair value on a recurring and nonrecurring basis using the fair value hierarchy as prescribed in ASC 820, Fair Value Measurements and Disclosures. The standard describes three levels of inputs that may be used to measure fair value as provided below.

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
Assets and liabilities measured at fair value at December 31, 2017 and 2016 are as follows (in thousands):

	Fair Value Measurements Using
December 31, 2017	Level 1	Level 2	Level 3
Available for sale securities:(1)
Residential mortgage-backed securities	$—	$10,945	$—
Municipals	—	—	—
Equity securities(2)	5,460	7,106	—
Loans held for sale(3)	—	1,007,695	—
Loans held for investment(4)(6)	—	—	21,216
OREO(5)(6)	—	—	11,742
Derivative assets(7)	—	16,719	—
Derivative liabilities(7)	—	17,377	—
Non-qualified deferred compensation plan liabilities(8)	5,587	—	—

December 31, 2016
Available for sale securities:(1)
Residential mortgage-backed securities	$—	$15,652	$—
Municipals	—	275	—
Equity securities(2)	1,786	7,161	—
Loans held for sale(3)	—	968,929	—
Loans held for investment(4)(6)	—	—	52,323
OREO(5)(6)	—	—	18,961
Derivative assets(7)	—	37,878	—
Derivative liabilities(7)	—	26,240	—
Non-qualified deferred compensation plan liabilities(8)	1,811	—	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.

(3)	Loans held for sale, excluding SBA loans which are carried at lower of cost or market, are measured at fair value on a recurring basis, generally monthly.

(4)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(5)	OREO is transferred from loans to OREO at fair value less selling costs.

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

Loans held for investment
During the years ended December 31, 2017 and 2016, certain impaired loans held for investment were re-evaluated and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. The $21.2 million total above includes impaired loans at December 31, 2017 with a carrying value of $32.2 million that were reduced by specific valuation allowance allocations totaling $11.0 million for a total reported fair value of $21.2 million based on collateral valuations utilizing Level 3 valuation inputs. The $52.3 million total above includes impaired loans at December 31, 2016 with a carrying value of $74.1 million that were reduced by specific valuation allowance allocations totaling $21.8 million for a total reported fair value of $52.3 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals.
OREO
Certain foreclosed assets, upon initial recognition, are recorded at fair value less estimated selling costs. At December 31, 2017 and 2016, OREO had a carrying value of $11.7 million and $19.0 million, respectively, with no specific valuation allowance. The fair value of OREO was computed based on third party appraisals, which are Level 3 valuation inputs.
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
A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$2,905,591	$2,905,591	$2,839,352	$2,839,352
Securities, available-for-sale	5,460	5,460	1,786	1,786
Level 2 inputs:
Securities, available-for-sale	18,051	18,051	23,088	23,088
Loans held for sale	1,011,004	1,011,004	968,929	968,929
Derivative assets	16,719	16,719	37,878	37,878
Level 3 inputs:
Loans held for investment, net	20,489,757	20,480,802	17,330,223	17,347,199
Financial liabilities:
Level 2 inputs:
Federal funds purchased	359,338	359,338	101,800	101,800
Customer repurchase agreements	5,702	5,702	7,775	7,775
Other borrowings	2,800,000	2,800,000	2,000,000	2,000,000
Subordinated notes	281,406	322,415	281,044	304,672
Derivative liabilities	17,377	17,377	26,240	26,240
Level 3 inputs:
Deposits	19,123,180	19,124,121	17,016,831	17,017,221
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
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
Derivatives
The estimated fair value of the interest rate swaps and caps is obtained from independent pricing services based on quoted market prices for similar derivative contracts and these financial instruments are characterized as Level 2 assets and liabilities in the fair value hierarchy. On a quarterly basis, we independently verify the fair value using an additional independent pricing source. Any significant differences are investigated and resolved. Foreign currency forward contracts are valued based upon quoted market prices obtained from independent pricing services for similar derivative contracts. As such, these financial instruments are characterized as Level 2 assets and liabilities in the fair value hierarchy. The derivative instruments related to the loans held for sale portfolio include loan purchase commitments and forward sales commitments. Loan purchase commitments are valued based upon the fair value of the underlying mortgage loans to be purchased, which is based on observable market data for similar loans. Forward sales commitments are valued based upon the quoted market prices from brokers. As such, these loan purchase commitments and forward sales commitments are classified as Level 2 assets or liabilities in the fair value hierarchy.
Deposits
Deposits are characterized as Level 3 liabilities in the fair value hierarchy. The carrying amounts for variable-rate money market accounts approximate their fair value. The fair value of fixed-term certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities.
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
(17) Commitments and Contingencies
We lease various premises under operating leases with various expiration dates extending through April 2027. Rent expense incurred under operating leases totaled approximately $15.3 million, $13.9 million and $15.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Minimum future lease payments under operating leases are as follows (in thousands):

Year ending December 31,	Minimum Payments
2018	$16,446
2019	16,137
2020	15,286
2021	12,805
2022	12,138
2023 and thereafter	17,299
$90,111
(18) Parent Company Only
Summarized financial information for Texas Capital Bancshares, Inc. – Parent Company Only follows (in thousands):
Balance Sheet

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$144,635	$220,499
Loans held for investment (net of unearned income)	7,500	—
Investment in subsidiaries	2,184,601	1,927,392
Other assets	86,300	85,560
Total assets	$2,423,036	$2,233,451
Liabilities and Stockholders’ Equity
Other liabilities	$1,244	$1,284
Subordinated notes	108,513	108,412
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	223,163	223,102
Preferred stock	150,000	150,000
Common stock	496	495
Additional paid-in capital	971,457	965,620
Retained earnings	1,077,500	893,827
Treasury stock	(8)	(8)
Accumulated other comprehensive income	428	415
Total stockholders’ equity	2,199,873	2,010,349
Total liabilities and stockholders’ equity	$2,423,036	$2,233,451

Statement of Earnings

	Year ended December 31,
	2017	2016	2015
Interest on loans	$3,271	$3,250	$3,250
Dividend income	10,400	10,400	10,400
Other income	108	90	76
Total income	13,779	13,740	13,726
Other non-interest income	13	152	8
Interest expense	10,908	10,525	9,867
Salaries and employee benefits	489	431	499
Legal and professional	1,700	1,429	1,640
Other non-interest expense	1,761	1,594	1,637
Total expense	14,858	13,979	13,643
Income (loss) before income taxes and equity in undistributed income of subsidiary	(1,066)	(87)	91
Income tax expense (benefit)	(371)	(33)	33
Income (loss) before equity in undistributed income of subsidiary	(695)	(54)	58
Equity in undistributed income of subsidiary	194,118	151,445	141,041
Net income	193,423	151,391	141,099
Preferred stock dividends	9,750	9,750	9,750
Net income available to common stockholders	$183,673	$141,641	$131,349

Statements of Cash Flows

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Operating Activities
Net income	$193,423	$151,391	$141,099
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(194,118)	(151,445)	(141,041)
Amortization	101	101	100
Increase in other assets	(739)	(10)	(2,223)
Excess tax benefits from stock-based compensation arrangements	—	(2,013)	(1,499)
Increase in other liabilities	(40)	165	(209)
Net cash used in operating activities of continuing operations	(1,373)	(1,811)	(3,773)
Investing Activities
Net increase in loans held for investment	(7,500)	—	—
Investments in and advances to subsidiaries	(55,000)	(57,000)	(110,000)
Net cash used in investing activities	(62,500)	(57,000)	(110,000)
Financing Activities
Proceeds from sale of stock related to stock-based awards	(2,241)	(2,481)	(1,239)
Proceeds from sale of common stock	—	236,467	—
Preferred dividends paid	(9,750)	(9,750)	(9,750)
Net other borrowings	—	—	—
Excess tax benefits from stock-based compensation arrangements	—	2,013	1,499
Net cash provided by (used in) financing activities	(11,991)	226,249	(9,490)
Net increase (decrease) in cash and cash equivalents	(75,864)	167,438	(123,263)
Cash and cash equivalents at beginning of year	220,499	53,061	176,324
Cash and cash equivalents at end of year	$144,635	$220,499	$53,061
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
We enter into interest rate derivative contracts that are not designated as hedging instruments. These derivative positions relate to transactions in which we enter into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations.
We also enter into foreign currency forward contracts that are not designed as hedging instruments. These derivative instruments relate to transactions in which we enter into a contract with a customer to buy or sell a foreign currency at a future date for a specified price while at the same time entering into an offsetting contract with a financial institution to buy or sell the same currency at the same future date for a specified price. These transactions allow our customers to manage their exposure to foreign currency exchange rate fluctuations.

We also enter into loan purchase commitment contracts with mortgage originators to purchase residential mortgage loans at a future date, as well as forward sales commitment contracts to sell residential mortgage loans at a future date as part of our MCA program. The objective of these transactions is to mitigate our exposure to interest rate risk associated with the purchase of mortgage loans held for sale.
The notional amounts and estimated fair values of derivative positions outstanding at December 31, 2017 and 2016 are presented in the following table (in thousands):

	December 31, 2017			December 31, 2016
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$1,393,764	$4,736	$15,482	$1,144,367	$1,754	$25,421
Commercial loan/lease interest rate caps	242,700	421	7	210,996	819	—
Foreign currency forward contracts	2,466	4	69	—	—	—
Customer counterparties:
Commercial loan/lease interest rate swaps	1,393,764	15,482	4,736	1,144,367	25,421	1,754
Commercial loan/lease interest rate caps	242,700	7	421	210,996	—	819
Foreign currency forward contracts	2,466	69	4	—	—	—
Economic hedging interest rate derivatives:
Loan purchase commitments	253,815	635	190	237,805	1,351	—
Forward sale commitments	1,086,224	—	1,103	1,218,000	10,287	—
Gross derivatives		21,354	22,012		39,632	27,994
Offsetting derivative assets/liabilities		(4,635)	(4,635)		(1,754)	(1,754)
Net derivatives included in the consolidated balance sheets		$16,719	$17,377		$37,878	$26,240

The weighted-average receive and pay interest rates for interest rate swaps outstanding at December 31, 2017 and 2016 were as follows:

	December 31, 2017 Weighted-Average Interest Rate		December 31, 2016 Weighted-Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	3.59%	4.34%	3.17%	4.58%
The weighted-average strike rate for outstanding interest rate caps was 2.40% at December 31, 2017 and 2.45% at December 31, 2016.
Our credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceed a nominal amount considered to be immaterial. Our credit exposure associated with these instruments was approximately $16.7 million at December 31, 2017 and approximately $37.9 million at December 31, 2016, which primarily relates to transactions with Bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values, as well as forward sales commitments. At December 31, 2017, we had $15.2 million in cash collateral pledged for these derivatives, of which $14.0 million was included in interest-bearing deposits and $1.2 million was included in accrued interest receivable and other assets. At December 31, 2016, we had $24.8 million in cash collateral pledged for these derivatives, all of which was included in interest-bearing deposits.
We also enter into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are either a participant or a lead bank. The risk participation agreements entered into by us as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. We have 15 risk participation agreements where we are a participant bank with a notional amount of $157.1 million at December 31, 2017. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $221,000 at December 31, 2017. The fair value of these exposures was insignificant to the consolidated financial statements. Risk participation agreements entered into by us as the lead bank provide credit protection to us should the borrower fail to perform on its interest rate derivative contract with us. We have 10 risk participation agreements where we are the lead bank with a notional amount of $86.3 million at December 31, 2017.
(21) Stockholders’ Equity
On December 2, 2016, we completed a sale of 3.45 million shares of our common stock in a public offering. Net proceeds from the sale totaled $236.4 million. The additional equity was used for general corporate purposes, including repayment of $20.0 million of short-term debt and as additional capital to support continued loan growth.
(22) Quarterly Financial Data (unaudited)
The tables below summarize our quarterly financial information for the years December 31, 2017 and 2016 (in thousands except per share and average share data):

	2017 Selected Quarterly Financial Data
	Fourth	Third	Second	First
Interest income	$249,519	$237,643	$208,191	$183,946
Interest expense	38,870	33,282	25,232	20,587
Net interest income	210,649	204,361	182,959	163,359
Provision for credit losses	2,000	20,000	13,000	9,000
Net interest income after provision for credit losses	208,649	184,361	169,959	154,359
Non-interest income	19,374	19,003	18,769	17,110
Non-interest expense	133,138	114,830	111,814	106,094
Income before income taxes	94,885	88,534	76,914	65,375
Income tax expense	50,143	29,850	25,819	22,833
Net income	44,742	58,684	51,095	42,542
Preferred stock dividends	2,437	2,438	2,437	2,438
Net income available to common stockholders	$42,305	$56,246	$48,658	$40,104
Basic earnings per share:	$0.85	$1.13	$0.98	$0.81
Diluted earnings per share:	$0.84	$1.12	$0.97	$0.80
Average shares
Basic	49,630,000	49,607,000	49,577,000	49,536,000
Diluted	50,312,000	50,251,000	50,230,000	50,234,000

	2016 Selected Quarterly Financial Data
	Fourth	Third	Second	First
Interest income	$188,671	$182,492	$172,442	$159,803
Interest expense	17,448	15,753	15,373	15,020
Net interest income	171,223	166,739	157,069	144,783
Provision for credit losses	9,000	22,000	16,000	30,000
Net interest income after provision for credit losses	162,223	144,739	141,069	114,783
Non-interest income	18,835	16,716	13,932	11,297
Non-interest expense	106,523	94,799	94,255	86,820
Income before income taxes	74,535	66,656	60,746	39,260
Income tax expense	26,149	23,931	21,866	14,132
Net income	48,386	42,725	38,880	25,128
Preferred stock dividends	2,437	2,438	2,437	2,438
Net income available to common stockholders	$45,949	$40,287	$36,443	$22,690
Basic earnings per share:	$0.97	$0.88	$0.79	$0.49
Diluted earnings per share:	$0.96	$0.87	$0.78	$0.49
Average shares
Basic	47,156,000	45,981,000	45,924,000	45,889,000
Diluted	47,760,000	46,510,000	46,438,000	46,354,000
(23) New Accounting Standards
ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities” ("ASU 2017-12") amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 will be effective for us on January 1, 2019 and is not expected to have a significant impact on our consolidated financial statements.
ASU 2017-09 "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting" ("ASU 2017-09") clarifies when changes to the terms or conditions of a share-based payment must be accounted for as modifications. Under ASU 2017-09, an entity should account for changes to the terms or conditions of a share-based payment as a modification unless all of the following are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before modification, 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before modification and 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before modification. ASU 2017-09 will be effective for us on January 1, 2018, and is not expected to have a significant impact on our consolidated financial statements.
ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” ("ASU 2017-04") eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for us on January 1, 2020, with early adoption permitted for interim or annual impairment tests beginning in 2017, and is not expected to have a significant impact on our consolidated financial statements.
ASU 2016-15 "Statement of Cash Flows (Topic 230)" ("ASU 2016-15") is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our consolidated financial statements.

ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13") requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. ASU 2016-13 will be effective for us on January 1, 2020. We are evaluating the impact adoption of ASU 2016-13 will have on our consolidated financial statements and disclosures. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption could be significantly influenced by the composition, characteristics and quality of our loan portfolio as well as the prevailing economic conditions and forecasts as of the adoption date. As part of our evaluation process, we have established a steering committee and working group that includes individuals from various functional areas to assess processes, portfolio segmentation, systems requirements and needed resources to implement this new accounting standard.
ASU 2016-02 "Leases (Topic 842)" ("ASU 2016-02") requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 will be effective for us on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of the earliest period presented with the option to elect certain practical expedients. We are currently evaluating a third party software solution to assist with the accounting under the new standard. Our operating leases relate primarily to office space and bank branches. We expect recorded assets and liabilities to increase upon adoption of the standard as it relates to operating leases in which we are the lessee. See Note 17 - Commitments and Contingencies for a summary of minimum future lease payments under operating leases as of December 31, 2017.
ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities," ("ASU 2016-01") makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for us on January 1, 2018. ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. At adoption, any cumulative change in the fair value of these equity securities previously recognized in accumulated other comprehensive income will be recorded as an adjustment to the opening balance of retained earnings, and any further changes to their fair value will be recorded in net income. We do not expect the new guidance to have a material impact on our consolidated financial statements. ASU 2016-01 also emphasizes the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of practicability exception in determining the fair value of loans. Accordingly, we will refine the calculation used to determine the disclosed fair value of our loans held for investment portfolio as part of adopting the standard.
ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. The guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, which comprises a significant portion of our revenue stream. We will adopt ASU 2014-09 effective January 1, 2018 and expect adoption to have no material effect on how we recognize revenue. We also anticipate adoption to have no material impact to our consolidated financial statements and disclosures.

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
As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Texas Capital Bancshares, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Texas Capital Bancshares, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Texas Capital Bancshares, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of income and other comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 14, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Dallas, Texas
February 14, 2018

ITEM 9B.	OTHER INFORMATION
None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held April 17, 2018, which proxy materials will be filed with the SEC no later than March 8, 2018.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held April 17, 2018, which proxy materials will be filed with the SEC no later than March 8, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held April 17, 2018, which proxy materials will be filed with the SEC no later than March 8, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held April 17, 2018, which proxy materials will be filed with the SEC no later than March 8, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held April 17, 2018, which proxy materials will be filed with the SEC no later than March 8, 2018.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report
(1) All financial statements
Independent Registered Public Accounting Firm’s Report of Ernst & Young LLP
(2) All financial statements required by Item 8
Independent Registered Public Accounting Firm’s Report of Ernst & Young LLP

(3) Exhibits

3.1	Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1 to our registration statement on Form 10 dated August 24, 2000
3.2	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.2 to our registration statement on Form 10 dated August 24, 2000
3.3	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.3 to our registration statement on Form 10 dated August 24, 2000
3.4	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.4 to our registration statement on Form 10 dated August 24, 2000
3.5	Amended and Restated Bylaws of Texas Capital Bancshares, Inc. which is incorporated by reference to Exhibit 3.5 to our registration statement on Form 10 dated August 24, 2000
3.6	First Amendment to Amended and Restated Bylaws of Texas Capital Bancshares, Inc. which is incorporated by reference to Exhibit 5.3 to our Current Report on Form 8-K dated July 18, 2007
3.7	Certificate of Designation of 6.50% Non-Cumulative Perpetual Preferred Stock, Series A, which is incorporated by reference to Exhibit 4.1 to our Current Report on form 8-K dated March 28, 2013
3.8
Form of Preferred Stock Certificate for 6.50% Non-Cumulative Perpetual Preferred Stock, Series A, which is incorporated by reference to Exhibit 4.2 to our Current report on Form 8-K dated March 28, 2013

4.1
Placement Agreement by and between Texas Capital Bancshares Statutory Trust I and SunTrust Capital Markets, Inc., which is incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated December 4, 2002

4.2	Certificate of Trust of Texas Capital Bancshares Statutory Trust I, dated November 12, 2002 which is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated December 4, 2002
4.3
Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, Texas Capital Bancshares, Inc. and Joseph M. Grant, Raleigh Hortenstine III and Gregory B. Hultgren, dated November 19, 2002 which is incorporated by reference to Exhibit 3.3 to our Current Report on Form 8- K dated December 4, 2002

4.4	Indenture dated November 19, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.5
Guarantee Agreement between Texas Capital Bancshares, Inc. and State Street Bank and Trust of Connecticut, National Association dated November 19, 2002, which is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated December 4, 2002

4.6
Placement Agreement by and among Texas Capital Bancshares, Inc., Texas Capital Statutory Trust II and Sandler O’Neill & Partners, L.P., which is incorporated by reference to Exhibit 1.1 to our Current Report Form 8-K dated June 11, 2003

4.7	Certificate of Trust of Texas Capital Statutory Trust II, which is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated June 11, 2003
4.8
Amended and Restated Declaration of Trust by and among Wilmington Trust Company, Texas Capital Bancshares, Inc., and Joseph M. Grant and Gregory B. Hultgren, dated April 10, 2003, which is incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K dated June 11, 2003

4.9
Indenture between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003, which is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 11, 2003

4.10
Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003, which is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated June 11, 2003

4.11
Amended and Restated Declaration of Trust for Texas Capital Statutory Trust III by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Texas Capital Bancshares, Inc. as Sponsor, and the Administrators named therein, dated as of October 6, 2005, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 13, 2005

4.12
Indenture between Texas Capital Bancshares, Inc., as Issuer, and Wilmington Trust Company, as Trustee, for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, dated as of October 6, 2005, which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 13, 2005

4.13
Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of October 6, 2005, which is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 13, 2005

4.14
Amended and Restated Declaration of Trust for Texas Capital Statutory Trust IV by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Texas Capital Bancshares, Inc. as Sponsor, and the Administrators named therein, dated as of April 28, 2006, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 3, 2006

4.15
Indenture between Texas Capital Bancshares, Inc., as Issuer, and Wilmington Trust Company, as Trustee, for Floating Rate Junior Subordinated Deferrable Interest Debentures dated as of April 28, 2006, which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 3, 2006

4.16
Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of April 28, 2006, which is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated May 3, 2006

4.17
Amended and Restated Trust Agreement for Texas Capital Statutory Trust V by and among Wilmington Trust Company, as Property Trustee and Delaware Trustee, Texas Capital Bancshares, Inc., as Depositor, and the Administrative Trustees named therein, dated as of September 29, 2006, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 5, 2006

4.18
Junior Subordinated Indenture between Texas Capital Bancshares, Inc. and Wilmington Trust Company, as Trustee, for Floating Rate Junior Subordinated Note dated as of September 29, 2006, which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 5, 2006

4.19
Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of September 29, 2006, which is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 5, 2006

4.20
Subordinated Indenture between Texas Capital Bancshares, Inc. and U.S. Bank National Association, as Trustee, dated September 21, 2012, which is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 18, 2012

4.21
Issuing and Paying Agency Agreement, dated January 31, 2014, between Texas Capital Bank, N.A., as Issuer, and U.S. Bank National Association, as Agent, which is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated January 31, 2014.

4.22	Form of Global 5.25% Subordinated Note due 2026, which is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated January 31, 2014.
10.1
Amended and Restated Executive Employment Agreement between C. Keith Cargill and Texas Capital Bancshares, Inc. dated December 18, 2014, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2014+

10.2
Form of Amended and Restated Executive Employment Agreement for executive officers of Texas Capital Bancshares, Inc., which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 18, 2014+

10.3	Form of Indemnity Agreement for directors and officers of Texas Capital Bancshares, Inc., which is incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K dated February 21, 2014+
10.4	Texas Capital Bancshares, Inc. 2005 Long-Term Incentive Plan, which is incorporated by reference to our registration statement on Form S-8 dated June 3, 2005+
10.5	Texas Capital Bancshares, Inc. 2006 Employee Stock Purchase Plan, which is incorporated by reference to our registration statement on Form S-8 dated February 3, 2006+
10.6	Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan, which is incorporated by reference to our registration statement on Form S-8 dated May 19, 2010+
10.7	Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 21, 2015+
10.8
Form of Restricted Stock Unit Award Agreement under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K dated February 21, 2014+

10.9
Form of Stock Appreciation Rights Agreement under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K dated February 21, 2014+

10.10
Form of Performance Award Agreement under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K dated February 21, 2014+

10.11
Form of Restricted Stock Unit Award Agreement for directors under the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q dated July 23, 2015+

10.12
Form of Restricted Stock Unit Award Agreement for executive officers under the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q dated July 23, 2015+

10.13
Special Retention Restricted Stock Unit Award Agreement between Julie Anderson and Texas Capital Bancshares, Inc. dated May 17, 2016, which is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated July 21, 2016+

10.14
Form of Performance Award Agreement for Executive Officers under the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated October 20, 2016+

10.15	Texas Capital Bancshares, Inc. Nonqualified Deferred Compensation Plan, which is incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K dated February 17, 2017+
10.16
Form of 2017 Performance Award Agreement for Executive Officers, pursuant to the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated April 20, 2017+

10.17
Retirement Transition and Award Agreement dated May 30, 2017, between Texas Capital Bancshares, Inc. and Peter Bartholow, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 1, 2017+

10.18
Amended and Restated Executive Employment Agreement dated May 30, 2017, between Texas Capital Bancshares, Inc. and Julie Anderson, which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 1, 2017+

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

Date:	February 14, 2018	TEXAS CAPITAL BANCSHARES, INC.

		By:	/S/ C. KEITH CARGILL
C. Keith Cargill President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 14, 2018	/S/ LARRY L. HELM
Larry L. Helm Chairman of the Board and Director

Date:	February 14, 2018	/S/ JULIE ANDERSON
Julie Anderson Chief Financial Officer (principal financial and accounting officer)

Date:	February 14, 2018	/S/ JONATHAN E. BALIFF
Jonathan E. Baliff Director

Date:	February 14, 2018	/S/ JAMES H. BROWNING
James H. Browning Director

Date:	February 14, 2018	/S/ PRESTON M. GEREN III
Preston M. Geren III Director

Date:	February 14, 2018	/S/ DAVID S. HUNTLEY
David S. Huntley Director

Date:	February 14, 2018	/S/ CHARLES S. HYLE
Charles S. Hyle Director

Date:	February 14, 2018	/S/ ELYSIA H. RAGUSA
Elysia H. Ragusa Director

Date:	February 14, 2018	/S/ STEVEN P. ROSENBERG
Steven P. Rosenberg Director

Date:	February 14, 2018	/S/ ROBERT W. STALLINGS
Robert W. Stallings Director

Date:	February 14, 2018	/S/ DALE W. TREMBLAY
Dale W. Tremblay Director

Date:	February 14, 2018	/S/ IAN J. TURPIN
Ian J. Turpin Director

Date:	February 14, 2018	/S/ PATRICIA A. WATSON
Patricia A. Watson Director