Form 10-Q
period 2018-03-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2018-04-19
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On April 18, 2018, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share 49,673,923

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended March 31, 2018

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$154,497	$178,010
Interest-bearing deposits in other banks	2,271,673	2,697,581
Federal funds sold and securities purchased under resale agreements	25,000	30,000
Investment securities	24,929	23,511
Loans held for sale ($1,088.6 million and $1,007.7 million at March 31, 2018 and December 31, 2017, respectively, at fair value)	1,088,565	1,011,004
Loans held for investment, mortgage finance	4,689,938	5,308,160
Loans held for investment (net of unearned income)	15,741,772	15,366,252
Less: Allowance for loan losses	190,898	184,655
Loans held for investment, net	20,240,812	20,489,757
Mortgage servicing rights, net	76,561	85,327
Premises and equipment, net	27,564	25,176
Accrued interest receivable and other assets	520,624	516,239
Goodwill and intangible assets, net	18,922	19,040
Total assets	$24,449,147	$25,075,645
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$7,413,340	$7,812,660
Interest-bearing	11,351,193	11,310,520
Total deposits	18,764,533	19,123,180
Accrued interest payable	5,174	7,680
Other liabilities	175,569	182,212
Federal funds purchased and repurchase agreements	535,540	365,040
Other borrowings	2,300,000	2,800,000
Subordinated notes, net	281,496	281,406
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	22,175,718	22,872,924
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares – 10,000,000
Issued shares – 6,000,000 shares issued at March 31, 2018 and December 31, 2017	150,000	150,000
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 49,670,191 and 49,643,761 at March 31, 2017 and December 31, 2017, respectively	497	496
Additional paid-in capital	962,553	961,305
Retained earnings	1,159,925	1,090,500
Treasury stock – shares at cost: 417 at March 31, 2018 and December 31, 2017	(8)	(8)
Accumulated other comprehensive income, net of taxes	462	428
Total stockholders’ equity	2,273,429	2,202,721
Total liabilities and stockholders’ equity	$24,449,147	$25,075,645
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME – UNAUDITED
(In thousands except per share data)

	Three months ended March 31,
	2018	2017
Interest income
Interest and fees on loans	$243,864	$176,624
Investment securities	206	225
Federal funds sold and securities purchased under resale agreements	1,045	530
Interest-bearing deposits in other banks	8,754	6,567
Total interest income	253,869	183,946
Interest expense
Deposits	31,702	13,293
Federal funds purchased	969	252
Other borrowings	5,680	2,021
Subordinated notes	4,191	4,191
Trust preferred subordinated debentures	1,027	830
Total interest expense	43,569	20,587
Net interest income	210,300	163,359
Provision for credit losses	12,000	9,000
Net interest income after provision for credit losses	198,300	154,359
Non-interest income
Service charges on deposit accounts	3,137	3,045
Wealth management and trust fee income	1,924	1,357
Bank owned life insurance (BOLI) income	659	466
Brokered loan fees	5,168	5,678
Servicing income	5,492	2,201
Swap fees	1,562	1,803
Other	2,005	2,560
Total non-interest income	19,947	17,110
Non-interest expense
Salaries and employee benefits	72,537	63,003
Net occupancy expense	7,234	6,111
Marketing	8,677	4,950
Legal and professional	7,530	7,453
Communications and technology	6,633	6,506
FDIC insurance assessment	6,103	5,994
Servicing related expenses	3,805	1,750
Allowance and other carrying costs for other real estate owned (OREO)	2,155	139
Other	12,286	10,188
Total non-interest expense	126,960	106,094
Income before income taxes	91,287	65,375
Income tax expense	19,342	22,833
Net income	71,945	42,542
Preferred stock dividends	2,438	2,438
Net income available to common stockholders	$69,507	$40,104
Other comprehensive income (loss)
Change in net unrealized gain on available-for-sale debt securities arising during period, before-tax	$(63)	$3
Income tax expense (benefit) related to net unrealized gain on available-for-sale debt securities	(13)	1
Other comprehensive income (loss), net of tax	(50)	2
Comprehensive income	$71,895	$42,544

Basic earnings per common share	$1.40	$0.81
Diluted earnings per common share	$1.38	$0.80
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands except share data)

	Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
Balance at December 31, 2016 (audited)	6,000,000	$150,000	49,504,079	$495	$955,468	$903,187	(417)	$(8)	$415	$2,009,557
Comprehensive income:
Net income	—	—	—	—	—	42,542	—	—	—	42,542
Change in unrealized gain on available-for-sale securities, net of taxes of $43	—	—	—	—	—	—	—	—	2	2
Total comprehensive income										42,544
Stock-based compensation expense recognized in earnings	—	—	—	—	1,669	—	—	—	—	1,669
Preferred stock dividend	—	—	—	—	—	(2,438)	—	—	—	(2,438)
Issuance of stock related to stock-based awards	—	—	22,843	1	(891)	—	—	—	—	(890)
Issuance of common stock related to warrants	—	—	33,595	—	—	—	—	—	—	—
Balance at March 31, 2017	6,000,000	$150,000	49,560,517	$496	$956,246	$943,291	(417)	$(8)	$417	$2,050,442

Balance at December 31, 2017 (audited)	6,000,000	$150,000	49,643,761	$496	$961,305	$1,090,500	(417)	$(8)	$428	$2,202,721
Impact of adoption of new accounting standards(1)	—	—	—	—	—	(82)	—	—	84	2
Comprehensive income:
Net income	—	—	—	—	—	71,945	—	—	—	71,945
Change in unrealized gain on available-for-sale debt securities, net of taxes of $13	—	—	—	—	—	—	—	—	(50)	(50)
Total comprehensive income										71,895
Stock-based compensation expense recognized in earnings	—	—	—	—	1,957	—	—	—	—	1,957
Preferred stock dividend	—	—	—	—	—	(2,438)	—	—	—	(2,438)
Issuance of stock related to stock-based awards	—	—	26,430	1	(709)	—	—	—	—	(708)
Balance at March 31, 2018	6,000,000	$150,000	49,670,191	$497	$962,553	$1,159,925	(417)	$(8)	$462	$2,273,429

(1)	Represents the impact of adopting Accounting Standard Update ("ASU") 2018-02 and ASU 2016-01. See Note 1 to the consolidated financial statements for more information.
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	Three months ended March 31,
	2018	2017
Operating activities
Net income	$71,945	$42,542
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	12,000	9,000
Depreciation and amortization	8,240	6,216
Decrease in valuation allowance on mortgage servicing rights	(757)	—
Bank owned life insurance (BOLI) income	(659)	(466)
Stock-based compensation expense	5,971	4,559
Purchases and originations of loans held for sale	(1,479,006)	(1,299,542)
Proceeds from sales and repayments of loans held for sale	1,381,277	1,379,834
Proceeds from sale of MSRs	4,692	—
Net loss on sale of loans held for sale and other assets	2,458	988
Increase in OREO valuation allowance	2,000	—
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	10,920	19,548
Accrued interest payable and other liabilities	(13,757)	(927)
Net cash provided by operating activities	5,324	161,752
Investing activities
Purchases of investment securities	(2,455)	(18,832)
Maturities and calls of available-for-sale securities	—	275
Principal payments received on available-for-sale securities	763	1,231
Originations of mortgage finance loans	(19,821,894)	(15,100,024)
Proceeds from pay-offs of mortgage finance loans	20,440,116	16,225,764
Net increase in loans held for investment, excluding mortgage finance loans	(380,725)	(303,595)
Purchase of premises and equipment, net	(4,441)	(2,597)
Proceeds from sale of foreclosed assets	184	128
Net cash provided by investing activities	231,548	802,350
Financing activities
Net decrease in deposits	(358,647)	(411,451)
Costs from issuance of stock related to stock-based awards and warrants	(708)	(890)
Preferred dividends paid	(2,438)	(2,438)
Net decrease in other borrowings	(500,000)	(500,000)
Net decrease in Federal funds purchased and repurchase agreements	170,500	32,259
Net cash used in financing activities	(691,293)	(882,520)
Net increase (decrease) in cash and cash equivalents	(454,421)	81,582
Cash and cash equivalents at beginning of period	2,905,591	2,839,352
Cash and cash equivalents at end of period	$2,451,170	$2,920,934
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$46,075	$22,792
Cash paid during the period for income taxes	266	482
Transfers from loans/leases to OREO and other repossessed assets	—	—
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(1) OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Business
Texas Capital Bancshares, Inc. (the “Company”), a Delaware corporation, was incorporated in November 1996 and commenced banking operations in December 1998. The consolidated financial statements of the Company include the accounts of Texas Capital Bancshares, Inc. and its wholly owned subsidiary, Texas Capital Bank, National Association (the “Bank”). We serve the needs of commercial businesses and successful professionals and entrepreneurs located in Texas as well as operate several lines of business serving a regional and national clientèle of commercial borrowers. We are primarily a secured lender with a majority of our loans being made to businesses headquartered or with operations in Texas. At the same time, our national lines of business continue to provide specialized lending products to businesses throughout the United States.
Basis of Presentation
Our accounting and reporting policies conform to accounting principles generally accepted in the United States (“GAAP”) and to generally accepted practices within the banking industry. Certain prior period balances have been reclassified to conform to the current period presentation.
The consolidated interim financial statements are unaudited and certain information and footnote disclosures presented in accordance with GAAP have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make the interim financial information not misleading. The consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the SEC on February 14, 2018 (the “2017 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
Accounting Changes
ASU 2018-02 "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02") allows a reclassification from accumulated other comprehensive income (loss) ("AOCI") to retained earnings for the stranded tax effects caused by the revaluation of deferred taxes resulting from the newly enacted corporate tax rate in the Tax Cuts and Jobs Act. The ASU is effective in years beginning after December 15, 2018, but permits early adoption in a period for which financial statements have not yet been issued. We have elected to early adopt the ASU as of January 1, 2018. The adoption of the guidance resulted in an insignificant cumulative-effect adjustment that decreased retained earnings and increased AOCI in the first quarter of 2018.
ASU 2016-15 "Statement of Cash Flows (Topic 230)" ("ASU 2016-15") is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 became effective for us on January 1, 2018 and did not have a significant impact on our financial statements.
ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities, ("ASU 2016-01") makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. The ASU requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in AOCI. ASU 2016-01 became effective for us on January 1, 2018. The adoption of the guidance resulted in an insignificant cumulative-effect adjustment that increased retained earnings, with offsetting related adjustments to deferred taxes and AOCI. ASU 2016-01 also emphasizes the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of a practicability exception in determining the fair value of loans. Accordingly, we refined the calculation used to determine the disclosed fair value of our loans held for investment portfolio as part of adopting this standard. The refined calculation did not have a significant impact on our fair value disclosures. See Note 11 - Fair Value Disclosures.

ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. The guidance does not apply to revenue associated with financial instruments, including loans and investment securities that are accounted for under other GAAP, which comprises a significant portion of our revenue stream. ASU 2014-09 became effective for us on January 1, 2018 and had no material effect on how we recognize revenue or to our consolidated financial statements and disclosures. See below for additional information related to revenue generated form contracts with customers.
Revenue Recognition
Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.
The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of non-interest income are as follows:

•
Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

•
Wealth management and trust fee income - this represents monthly fees due from wealth management customers as consideration for managing the customers' assets. Wealth management and trust services include custody of assets, investment management, escrow services, fees for trust services and similar fiduciary activities. Revenue is recognized when our performance obligation is completed each month, which is generally the time that payment is received. Also included are fees received from a third party broker-dealer as part of a revenue-sharing agreement for fees earned from customers that we refer to the third party. These fees are paid to us by the third party on a quarterly basis and recognized ratably throughout the quarter as our performance obligation is satisfied.

•
Brokered loan fees - these represent fees for the administration and funding of purchased mortgage loan interests as well as facility renewal and application fees received from mortgage originator customers in our warehouse lending business. Also included are fees received from independent correspondent mortgage lenders as consideration for our purchase of individual residential mortgage loans through our Mortgage Correspondent Aggregation ("MCA") business. Revenue related to the warehouse lending business is recognized when the related loan interest is disposed (i.e., through sale or payoff) or upon receipt of the facility renewal or application. Revenue related to our MCA business is recognized at the time a loan is purchased.

•
Other non-interest income primarily includes items such as letter of credit fees, gains on sale of loans held for sale and servicing fees related to the MCA program, none of which are subject to the requirements of ASC 606.

Investment Securities
Investment securities includes available-for-sale debt securities and equity securities at fair value.
Debt Securities
Debt securities are classified as trading, available-for-sale or held-to-maturity. Management classifies debt securities at the time of purchase and re-assesses such designation at each balance sheet date; however, transfers between categories from this re-assessment are rare.

Trading Account
Debt securities acquired for resale in anticipation of short-term market movements are classified as trading, with realized and unrealized gains and losses recognized in income. To date, we have not had any activity in our trading account.
Held-to-Maturity
Debt securities are classified as held to maturity when we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity or trading are classified as available-for-sale.
Available-for-Sale
Available-for-sale debt securities are stated at fair value, with the unrealized gains and losses reported as a separate component of AOCI, net of tax. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and accretion is included in interest income from securities. Realized gains and losses and declines in value judged to be other-than-temporary are included in gain (loss) on sale of securities. The cost of securities sold is based on the specific identification method.
All debt securities are available-for-sale as of March 31, 2018 and December 31, 2017.
Equity Securities
Beginning January 1, 2018, upon adoption of ASU 2016-01, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income. For periods prior to January 1, 2018, equity securities were classified as available-for-sale and stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. Equity securities without readily determinable fair values are recorded at cost less any impairment, if any.
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

(2) EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended March 31,
	2018	2017
Numerator:
Net income	$71,945	$42,542
Preferred stock dividends	2,438	2,438
Net income available to common stockholders	$69,507	40,104
Denominator:
Denominator for basic earnings per share—weighted average shares	49,650,884	49,535,959
Effect of employee stock-based awards(1)	255,794	260,947
Effect of warrants to purchase common stock	446,819	437,324
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	50,353,497	50,234,230
Basic earnings per common share	$1.40	$0.81
Diluted earnings per common share	$1.38	$0.80

(1)
SARs and RSUs outstanding of 5,139 at March 31, 2018 and 3,000 at March 31, 2017 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

(3) INVESTMENT SECURITIES
Available-for-Sale Debt Securities
The following is a summary of available-for-sale debt securities (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Residential mortgage-backed securities	$9,534	$585	$—	$10,119

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Residential mortgage-backed securities	$10,297	$648	$—	$10,945
The amortized cost and estimated fair value of available-for-sale debt securities are presented below by contractual maturity (in thousands, except percentage data):

	March 31, 2018
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Residential mortgage-backed securities:(1)
Amortized cost	169	1,651	456	7,258	9,534
Estimated fair value	173	1,804	495	7,647	10,119
Weighted average yield(2)	4.67%	5.58%	5.48%	3.48%	3.96%

	December 31, 2017
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Residential mortgage-backed securities:(1)
Amortized cost	$409	$819	$1,502	$7,567	$10,297
Estimated fair value	418	916	1,636	7,975	10,945
Weighted average yield(2)	4.59%	6.02%	5.32%	3.45%	3.97%

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields are calculated based on amortized cost.

As of March 31, 2018 and December 31, 2017, we did not have any available-for-sale debt securities in an unrealized loss position.
At March 31, 2018, available-for-sale debt securities with carrying values of $1.5 million and $6.8 million were pledged to secure certain deposits and repurchase agreements, respectively.
Equity Securities
Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan. At March 31, 2018 and December 31, 2017, we had $14.8 million and $12.6 million, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. At December 31, 2017, net unrealized gains of $10,000 had been recognized in AOCI. On January 1, 2018, these unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2018 (in thousands):

Three months ended
March 31, 2018
Net gains and (losses) recognized during the period on equity securities	$(212)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$(212)

(4) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR LOAN LOSSES
At March 31, 2018 and December 31, 2017, loans held for investment were as follows (in thousands):

	March 31, 2018	December 31, 2017
Commercial	$9,461,024	$9,189,811
Mortgage finance	4,689,938	5,308,160
Construction	2,224,403	2,166,208
Real estate	3,834,758	3,794,577
Consumer	47,311	48,684
Leases	276,303	264,903
Gross loans held for investment	20,533,737	20,772,343
Deferred income (net of direct origination costs)	(102,027)	(97,931)
Allowance for loan losses	(190,898)	(184,655)
Total loans held for investment	$20,240,812	$20,489,757
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
Mortgage Finance Loans. Our mortgage finance loans consist of ownership interests purchased in single-family residential mortgages funded through our mortgage finance group. We have agreements with mortgage lenders and purchase interests in individual loans they originate. The ownership interests collateralizing our mortgage finance loans are typically held on our balance sheet for 10 to 20 days, and substantially all loans are conforming loans. Substantially all mortgage loans are underwritten consistently with established programs for permanent financing with financially sound investors. Balances as of March 31, 2018 and December 31, 2017 are stated net of $246.5 million and $171.2 million of participations sold, respectively.
Construction Loans. Our construction loan portfolio consists primarily of single- and multi-family residential properties and commercial projects used in manufacturing, warehousing, service or retail businesses. Our construction loans generally have terms of one to three years. We typically make construction loans to developers, builders and contractors that have an established record of successful project completion and loan repayment and have a substantial equity investment in the borrowers. Loan amounts are derived primarily from the Bank's evaluation of expected cash flows available to service debt from stabilized projects under hypothetically stressed conditions. Construction loans are also based in part upon estimates of costs and value associated with the completed project. Sources of repayment for these types of loans may be permanent loans from other lenders, sales of developed property, or an interim loan commitment from us until permanent financing is obtained. The nature of these loans makes ultimate repayment sensitive to overall economic conditions. Borrowers may not be able to correct conditions of loan defaults, increasing risk of exposure to classification, non-performing status, reserve allocation and actual credit loss and foreclosure. These loans typically have floating rates and require commitment fees.
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

At March 31, 2018 and December 31, 2017, we had a blanket floating lien on certain real estate-secured loans, mortgage finance loans and certain investment securities used as collateral for Federal Home Loan Bank (“FHLB”) borrowings.
Summary of Loan Loss Experience
The allowance for loan losses is comprised of general reserves, specific reserves for impaired loans and an additional qualitative reserve based on our estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We consider the allowance at March 31, 2018 to be appropriate, given management's assessment of losses inherent in the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in our market areas and other factors.
The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and non-accrual status as of March 31, 2018 and December 31, 2017 (in thousands):

March 31, 2018
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$9,210,706	$4,689,938	$2,210,513	$3,743,437	$47,146	$262,356	$20,164,096
Special mention	52,764	—	13,890	57,871	—	—	124,525
Substandard-accruing	75,271	—	—	32,263	93	13,947	121,574
Non-accrual	122,283	—	—	1,187	72	—	123,542
Total loans held for investment	$9,461,024	$4,689,938	$2,224,403	$3,834,758	$47,311	$276,303	$20,533,737

December 31, 2017
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$8,967,471	$5,308,160	$2,152,654	$3,706,541	$48,591	$249,865	$20,433,282
Special mention	19,958	—	13,554	53,652	—	495	87,659
Substandard-accruing	102,651	—	—	32,671	93	14,543	149,958
Non-accrual	99,731	—	—	1,713	—	—	101,444
Total loans held for investment	$9,189,811	$5,308,160	$2,166,208	$3,794,577	$48,684	$264,903	$20,772,343

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2018
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Additional Qualitative Reserve	Total
Beginning balance	$118,806	$—	$19,273	$34,287	$357	$3,542	$8,390	$184,655
Provision for loan losses	17,546	—	(518)	(200)	(178)	(18)	(5,184)	11,448
Charge-offs	5,667	—	—	—	—	—	—	5,667
Recoveries	360	—	—	24	59	19	—	462
Net charge-offs (recoveries)	5,307	—	—	(24)	(59)	(19)	—	5,205
Ending balance	$131,045	$—	$18,755	$34,111	$238	$3,543	$3,206	$190,898
Period end amount allocated to:
Loans individually evaluated for impairment	$34,897	$—	$—	$22	$2	$—	$—	$34,921
Loans collectively evaluated for impairment	96,148	—	18,755	34,089	236	3,543	3,206	155,977
Ending balance	$131,045	$—	$18,755	$34,111	$238	$3,543	$3,206	$190,898

March 31, 2017
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Additional Qualitative Reserve	Total
Beginning balance	$128,768	$—	$13,144	$19,149	$241	$1,124	$5,700	$168,126
Provision for loan losses	8,147	—	(124)	3,270	(31)	325	(2,012)	9,575
Charge-offs	9,233	—	—	—	—	—	—	9,233
Recoveries	3,381	—	101	50	5	8	—	3,545
Net charge-offs (recoveries)	5,852	—	(101)	(50)	(5)	(8)	—	5,688
Ending balance	$131,063	$—	$13,121	$22,469	$215	$1,457	$3,688	$172,013
Period end amount allocated to:
Loans individually evaluated for impairment	$34,595	$—	$—	$195	$30	$13	$—	$34,833
Loans collectively evaluated for impairment	96,468	—	13,121	22,274	185	1,444	3,688	137,180
Ending balance	$131,063	$—	$13,121	$22,469	$215	$1,457	$3,688	$172,013
The table below presents the activity in the allowance for off-balance sheet credit losses related to unfunded commitments for the three months ended March 31, 2018 and 2017 (in thousands). This allowance is recorded in other liabilities in the consolidated balance sheet.

	Three months ended March 31,
	2018	2017
Beginning balance	$9,071	$11,422
Provision for off-balance sheet credit losses	552	(575)
Ending balance	$9,623	$10,847

We have traditionally maintained an additional qualitative reserve component to compensate for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. The decrease in the additional qualitative reserve at March 31, 2018 was primarily related to an identified loss on a commercial loan and resolution of remaining uncertainty regarding the impact to our loan portfolio from Hurricanes Harvey and Irma. We believe the level of additional qualitative reserves at March 31, 2018 is warranted due to economic uncertainties and unpredictable factors that have produced losses, including those resulting from borrowers' misstatement of financial information or inaccurate certification of collateral values. Such losses are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses; however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of uncertainty regarding the economy or unpredictable events.
Our recorded investment in loans as of March 31, 2018, December 31, 2017 and March 31, 2017 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows (in thousands):

March 31, 2018
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$123,206	$—	$—	$1,187	$72	$—	$124,465
Loans collectively evaluated for impairment	9,337,818	4,689,938	2,224,403	3,833,571	47,239	276,303	20,409,272
Total	$9,461,024	$4,689,938	$2,224,403	$3,834,758	$47,311	$276,303	$20,533,737

December 31, 2017
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$100,676	$—	$—	$2,008	$—	$—	$102,684
Loans collectively evaluated for impairment	9,089,135	5,308,160	2,166,208	3,792,569	48,684	264,903	20,669,659
Total	$9,189,811	$5,308,160	$2,166,208	$3,794,577	$48,684	$264,903	$20,772,343

March 31, 2017
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$143,632	$—	$—	$5,512	$200	$83	$149,427
Loans collectively evaluated for impairment	7,336,853	3,371,598	2,108,611	3,557,624	36,059	186,030	16,596,775
Total	$7,480,485	$3,371,598	$2,108,611	$3,563,136	$36,259	$186,113	$16,746,202

We place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of March 31, 2018, $21.8 million of our non-accrual loans were earning on a cash basis compared to none at December 31, 2017. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the original loan agreement. In accordance with ASC 310, Receivables, we have also included all restructured and formerly restructured loans in our impaired loan totals. The following tables detail our impaired loans, by portfolio class, as of March 31, 2018 and December 31, 2017 (in thousands):

March 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$4,500	$4,534	$—	$12,723	$—
Energy	21,044	22,220	—	21,299	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	—	—	—	—	—
Commercial	1,069	1,069	—	1,087	—
Secured by 1-4 family	—	—	—	—	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$26,613	$27,823	$—	$35,109	$—
With an allowance recorded:
Commercial
Business loans	$68,298	$69,719	$21,745	$35,196	$—
Energy	29,364	30,747	13,152	38,968	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	—	—	—	197	—
Commercial	—	—	—	333	—
Secured by 1-4 family	118	118	22	118	—
Consumer	72	72	2	24	—
Leases	—	—	—	—	—
Total impaired loans with an allowance recorded	$97,852	$100,656	$34,921	$74,836	$—
Combined:
Commercial
Business loans	$72,798	$74,253	$21,745	$47,919	$—
Energy	50,408	52,967	13,152	60,267	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	—	—	—	197	—
Commercial	1,069	1,069	—	1,420	—
Secured by 1-4 family	118	118	22	118	—
Consumer	72	72	2	24	—
Leases	—	—	—	—	—
Total impaired loans	$124,465	$128,479	$34,921	$109,945	$—

December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$16,835	$18,257	$—	$22,964	$—
Energy	21,426	22,602	—	36,579	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	—	—	—	—	—
Commercial	1,096	1,096	—	2,166	—
Secured by 1-4 family	—	—	—	—	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$39,357	$41,955	$—	$61,709	$—
With an allowance recorded:
Commercial
Business loans	$18,645	$19,020	$2,544	$16,960	$—
Energy	43,770	55,875	21,772	50,867	6
Construction
Market risk	—	—	—	27	—
Real estate
Market risk	295	295	6	485	—
Commercial	499	499	75	166	—
Secured by 1-4 family	118	118	20	516	—
Consumer	—	—	—	33	—
Leases	—	—	—	14	—
Total impaired loans with an allowance recorded	$63,327	$75,807	$24,417	$69,068	$6
Combined:
Commercial
Business loans	$35,480	$37,277	$2,544	$39,924	$—
Energy	65,196	78,477	21,772	87,446	6
Construction
Market risk	—	—	—	27	—
Real estate
Market risk	295	295	6	485	—
Commercial	1,595	1,595	75	2,332	—
Secured by 1-4 family	118	118	20	516	—
Consumer	—	—	—	33	—
Leases	—	—	—	14	—
Total impaired loans	$102,684	$117,762	$24,417	$130,777	$6

Average impaired loans outstanding during the three months ended March 31, 2018 and 2017 totaled $109.9 million and $163.7 million, respectively.
The table below provides an age analysis of our loans held for investment as of March 31, 2018 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing(1)	Total Past Due	Non-accrual	Current	Total
Commercial
Business loans	$47,071	$6,392	$5,677	$59,140	$71,875	$8,092,786	$8,223,801
Energy	—	—	—	—	50,408	1,186,815	1,237,223
Mortgage finance loans	—	—	—	—	—	4,689,938	4,689,938
Construction
Market risk	1,464	—	—	1,464	—	2,132,202	2,133,666
Commercial	—	—	—	—	—	57,565	57,565
Secured by 1-4 family	—	—	4,524	4,524	—	28,648	33,172
Real estate
Market risk	11,092	750	678	12,520	—	2,697,219	2,709,739
Commercial	53	367	—	420	1,069	831,388	832,877
Secured by 1-4 family	2,894	1,263	2,048	6,205	118	285,819	292,142
Consumer	443	—	—	443	72	46,796	47,311
Leases	125	182	636	943	—	275,360	276,303
Total loans held for investment	$63,142	$8,954	$13,563	$85,659	$123,542	$20,324,536	$20,533,737

(1)
Loans past due 90 days and still accruing includes premium finance loans of $4.1 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of the contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, a reduction of the face amount of debt or forgiveness of either principal or accrued interest. At March 31, 2018 and December 31, 2017, we did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at March 31, 2018 and December 31, 2017, $7.6 million and $18.8 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally over no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with the modified terms in calendar years after the year of the restructure.

We did not have any loans that were restructured during the three months ended March 31, 2018. The following table summarizes the loans that were restructured during the three months ended March 31, 2017 (in thousands):

As of and for the three months ended March 31, 2017
	Number of Restructured Loans	Balance at Restructure	Balance at Period-End
Energy loans	1	$1,070	$1,070
Commercial business loans	1	599	599
Total new restructured loans	2	$1,669	$1,669
The restructured loans generally include terms to temporarily place loans on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above loans. The restructuring of the loans did not have a significant impact on our allowance for loan losses at March 31, 2017.
The following table provides information on how loans were modified as restructured during the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018	2017
Extended maturity	$—	$1,669
As of March 31, 2018 and 2017, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
(5) OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO
The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended March 31,
	2018	2017
Beginning balance	$11,742	$18,961
Additions	—	—
Sales	(184)	(128)
Valuation allowance for OREO	(2,000)	—
Ending balance	$9,558	$18,833
When foreclosure occurs, the acquired asset is recorded at fair value less selling costs, generally based on appraised value, which may result in partial charge-off of the loan. Subsequent write-downs required for declines in value are recorded through a valuation allowance or taken directly against the asset and charged to other non-interest expense.

(6) CERTAIN TRANSFERS OF FINANCIAL ASSETS
Through our MCA business, we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loan sales to independent third parties or in securitization transactions to Ginnie Mae and government sponsored entities ("GSEs") such as Fannie Mae and Freddie Mac. We have elected to carry these loans at fair value based on sales commitments, market quotes or pricing models. Gains and losses on the sale of mortgage loans held for sale and changes in the fair value of the loans held for sale are included in other non-interest income on the consolidated income statement.
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
The table below presents the unpaid principal balance of loans held for sale and related fair values at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Outstanding balance(1)	$1,091,903	$1,009,271
Fair value(1)	1,088,565	1,007,695
Fair value over/(under) outstanding balance	$(3,338)	$(1,576)

(1)
Does not include $3.3 million of Small Business Administration ("SBA") loans held for sale carried at lower of cost or market as of December 31, 2017 that were subsequently sold during the three months ended March 31, 2018.

No loans held for sale were on non-accrual as of March 31, 2018 or December 31, 2017. At March 31, 2018 and December 31, 2017, we had $35.2 million and $19.7 million, respectively, in outstanding balances of loans held for sale that were 90 days or more past due. The $35.2 million loans held for sale that were 90 days or more past due at March 31, 2018 included $31.1 million in loans guaranteed by U.S. government agencies that were repurchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet. Interest on these past due loans accrues at the debenture rate guaranteed by the U.S. government. Also included in the $35.2 million were $3.1 million in loans that, pursuant to Ginnie Mae servicing guidelines, we have the unilateral right, but not the obligation, to repurchase if defined delinquent loan criteria are met, and therefore must record as loans held for sale on our balance sheet regardless of whether the repurchase option has been exercised. The comparable balances at December 31, 2017 were no loans repurchased and $19.0 million in loans for which we have the unilateral right but not the obligation to repurchase.
The table below presents a reconciliation of the changes in loans held for sale for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018	2017
Beginning balance(1)	$1,011,004	$968,929
Loans purchased	1,479,006	1,299,542
Payments and loans sold(1)	(1,399,683)	(1,399,800)
Change in fair value	(1,762)	15,976
Ending balance	$1,088,565	$884,647

(1)	Includes $3.3 million of SBA loans held for sale carried at lower of cost or market at December 31, 2017 that were subsequently sold during the three months ended March 31, 2018.

We generally retain the right to service the loans sold, creating MSRs which are recorded as assets on our balance sheet. A summary of MSR activity for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	Three months ended March 31,
	2018	2017
MSRs:
Balance, beginning of year	$88,150	$28,536
Capitalized servicing rights	16,750	18,094
Amortization	(2,741)	(1,104)
Sales	(25,598)	—
Balance, end of period	$76,561	$45,526
Valuation allowance:
Balance, beginning of year	$2,823	$—
Increase (decrease) in valuation allowance	(2,823)	—
Balance, end of period	$—	$—
MSRs, net(1)	$76,561	$45,526
MSRs, fair value	$82,274	$48,013

(1)
MSRs are reported on the consolidated balance sheets at amortized cost, less a valuation allowance if the fair value of identified strata within the MSR portfolio are determined to have a fair value that is less than amortized cost.

We completed a sale of Ginnie Mae MSRs in the first quarter of 2018. In anticipation of this sale, the fair value of the MSRs at December 31, 2017 was adjusted, resulting in a $2.8 million impairment charge taken in the fourth quarter of 2017.
At March 31, 2018 and December 31, 2017, our servicing portfolio of residential mortgage loans had an outstanding principal balance of $6.6 billion and $7.0 billion, respectively. In connection with the servicing of these loans, we hold deposits in the names of the investors who own the loans representing escrow funds for taxes and insurance, as well as collections in transit to the investors. These escrow funds are segregated and held in separate non-interest-bearing accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $82.7 million at March 31, 2018 and $73.4 million at December 31, 2017.
The estimated fair value of the MSR assets is obtained from an independent third party and reviewed by management on a quarterly basis. MSRs typically do not trade in an active, open market with readily observable prices; as such, the fair value of MSRs is determined using a discounted cash flow model to calculate the present value of the estimated future net servicing income. The assumptions utilized in the discounted cash flow model are based on market data for comparable assets, where available. Each quarter, management and the independent third party discuss the key assumptions used in the discounted cash flow model and make adjustments as necessary to estimate the fair value of the MSRs. As of March 31, 2018 and December 31, 2017, management used the following assumptions to determine the fair value of MSRs:

	March 31, 2018	December 31, 2017
Average discount rates	9.61%	9.90%
Expected prepayment speeds	8.63%	9.99%
Weighted average life, in years	7.6	7.0
A sensitivity analysis of changes in the fair value of our MSR portfolio resulting from certain key assumptions is presented in the following table (in thousands):

	March 31, 2018	December 31, 2017
50 bp adverse change in prepayment speed	$(8,142)	$(11,896)
100 bp adverse change in prepayment speed	(20,353)	(28,226)
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
Our estimated exposure related to loans previously sold and currently held for sale was $1.4 million at March 31, 2018 and $1.3 million at December 31, 2017 and is recorded in other liabilities in the consolidated balance sheets. We had $56,000 in losses due to repurchase, indemnification and make-whole obligations during the three months ended March 31, 2018 and no losses during the three months ended March 31, 2017.
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
The table below summarizes our off-balance sheet financial instruments whose contract amounts represented credit risk (in thousands):

	March 31, 2018	December 31, 2017
Commitments to extend credit	$7,108,257	$6,957,847
Standby letters of credit	241,335	230,958
At March 31, 2018 and December 31, 2017, we had $9.6 million and $9.1 million, respectively, in allowance for off-balance sheet credit losses related to these off-balance sheet commitments recorded in other liabilities in the consolidated balance sheets.
(8) REGULATORY MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Basel III regulatory capital framework (the "Basel III Capital Rules") adopted by U.S. federal regulatory authorities, among other things, (i) establishes the capital measure called "Common Equity Tier 1" ("CET1"), (ii) specifies that Tier 1 capital consist of CET1 and "Additional Tier 1 Capital" instruments meeting stated requirements, (iii) requires that most deductions/adjustments to regulatory capital measures be made to CET1 and not to other components of capital and (iv) defines the scope of the deductions/adjustments to the capital measures. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions fully phasing in over a period ending on January 1, 2019.
Additionally, the Basel III Capital Rules require that we maintain a capital conservation buffer with respect to each of CET1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased in on January 1, 2019 at 2.5%. The required phase-in capital conservation buffer during 2018 is 1.875% and was 1.25% during 2017. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.
Quantitative measures established by these regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of March 31, 2018, that the Company and the Bank met all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of March 31, 2018 and December 31, 2017. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material adverse effect on our financial condition and results of operations.
Because our Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

The table below summarizes our actual and required capital ratios under the Basel III Capital Rules:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of March 31, 2018:
CET1
Company	$2,103,637	8.80%	$1,523,915	6.375%	$1,673,318	7.00%	N/A	N/A
Bank	2,064,966	8.64%	1,523,161	6.375%	1,672,490	7.00%	1,553,027	6.50%
Total capital (to risk-weighted assets)
Company	2,843,072	11.89%	2,360,574	9.875%	2,509,978	10.50%	N/A	N/A
Bank	2,645,863	11.07%	2,359,406	9.875%	2,508,735	10.50%	2,389,272	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,361,055	9.88%	1,882,483	7.875%	2,031,887	8.50%	N/A	N/A
Bank	2,222,384	9.30%	1,881,552	7.875%	2,030,881	8.50%	1,911,417	8.00%
Tier 1 capital (to average assets)(1)
Company	2,361,055	9.88%	955,731	4.00%	955,731	4.00%	N/A	N/A
Bank	2,222,384	9.31%	955,236	4.00%	955,236	4.00%	1,194,044	5.00%
As of December 31, 2017:
CET1
Company	$2,033,830	8.45%	$1,384,448	5.75%	$1,685,464	7.00%	N/A	N/A
Bank	1,992,152	8.28%	1,383,475	5.75%	1,684,231	7.00%	1,563,929	6.50%
Total capital (to risk-weighted assets)
Company	2,768,153	11.50%	2,227,221	9.25%	2,528,196	10.50%	N/A	N/A
Bank	2,567,961	10.67%	2,225,591	9.25%	2,526,347	10.50%	2,406,044	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,293,016	9.52%	1,745,659	7.25%	2,046,635	8.50%	N/A	N/A
Bank	2,151,338	8.94%	1,744,382	7.25%	2,045,138	8.50%	1,924,835	8.00%
Tier 1 capital (to average assets)(1)
Company	2,293,016	9.15%	1,002,494	4.00%	1,002,494	4.00%	N/A	N/A
Bank	2,151,338	8.59%	1,002,144	4.00%	1,002,144	4.00%	1,252,680	5.00%

(1)
The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, it should be noted that the Federal Reserve Board and the FDIC may require the Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.

Our mortgage finance loan volumes can increase significantly at month end, causing a meaningful difference between ending balance and average balance for any period. At March 31, 2018, our total mortgage finance loans were $4.7 billion compared to the average for the three months ended March 31, 2018 of $4.1 billion. As CET1, Tier 1 and total capital ratios are calculated using quarter-end risk-weighted assets and our mortgage finance loans are 100% risk-weighted (excluding MCA mortgage loans held for sale, which receive lower risk weights), the quarter-end fluctuation in these balances can significantly impact our reported ratios. Due to the actual risk profile and liquidity of this asset class, we manage capital allocated to mortgage finance loans based on changing trends in average balances and do not believe that the quarter-end balance is representative of risk characteristics that would justify higher allocations. However, we continue to monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels.
Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital

Rules further limit the amount of dividends that may be paid by our Bank. No dividends were declared or paid on our common stock during the three months ended March 31, 2018 or 2017.
(9) STOCK-BASED COMPENSATION
We have long-term incentive plans under which stock-based compensation awards are granted to employees and directors by the board of directors, or its designated committee. Grants are subject to vesting requirements and may include, among other things, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock units ("RSUs"), restricted stock and performance units, or any combination thereof. There are 2,550,000 total shares authorized for grant under the plans.
The table below summarizes our stock-based compensation expense for the three months ended March 31, 2018 and March 31, 2017 (in thousands):

	Three months ended March 31,
	2018	2017
Stock-settled awards:
SARs	$50	$72
RSUs	1,896	1,593
Restricted stock	11	4
Cash-settled performance units	4,014	2,890
Total	$5,971	$4,559

(in thousands)	March 31, 2018
Unrecognized compensation expense related to unvested stock-settled awards	$17,313
Weighted average period over which expense is expected to be recognized, in years	3.0
(10) INCOME TAXES
The Tax Cut and Jobs Act (the "Tax Act") enacted in December 2017 reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Act, we re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded in 2017 related to the re-measurement of our deferred tax asset was $17.6 million, and no further adjustments were made during the three months ended March 31, 2018.
The reconciliation of our effective income tax rate to the U.S. federal statutory tax rate is as follows:

	Three months ended March 31,
	2018	2017
U.S. statutory rate	21%	35%
State taxes	1%	1%
Non-deductible expenses	1%	—%
Non-taxable income	(1)%	(1)%
Other	(1)%	—%
Effective tax rate	21%	35%
(11) FAIR VALUE DISCLOSURES
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

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include agency mortgage-backed debt securities and Community Reinvestment Act funds. This category also includes loans held for sale and derivative assets and liabilities where values are obtained from independent pricing services using observable market data.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation. This category includes certain loans held for sale for which fair values are determined using third party pricing models. This category also includes impaired loans and OREO where collateral values have been based on third party appraisals; however, comparative sales data typically used in appraisals may be unavailable or more subjective in certain markets due to lack of market activity.

Assets and liabilities measured at fair value at March 31, 2018 and December 31, 2017 are as follows (in thousands):

	Fair Value Measurements Using
March 31, 2018	Level 1	Level 2	Level 3
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$10,119	$—
Equity securities(1)(2)	7,842	6,968	—
Loans held for sale (3)	—	1,054,314	34,251
Loans held for investment(4)(6)	—	—	28,258
OREO(5)(6)	—	—	9,558
Derivative assets(7)	—	17,320	—
Derivative liabilities(7)	—	16,831	—
Non-qualified deferred compensation plan liabilities (8)	8,049	—	—

December 31, 2017
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$10,945	$—
Equity securities(1)(2)	5,460	7,106	—
Loans held for sale(3)	—	1,007,695	—
Loans held for investment(4)(6)	—	—	21,216
OREO(5)(6)	—	—	11,742
Derivative assets(7)	—	16,719	—
Derivative liabilities(7)	—	17,377	—
Non-qualified deferred compensation plan liabilities (8)	5,587	—	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.

(3)	Loans held for sale, excluding SBA loans which are carried at lower of cost or market, are measured at fair value on a recurring basis, generally monthly.

(4)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(5)	OREO is transferred from loans to OREO at fair value less selling costs.

(6)	Loans held for investment and OREO are measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.

(7)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.

(8)
Non-qualified deferred compensation plan liabilities represent the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets, and are measured at fair value on a recurring basis, generally monthly.

Level 3 Valuations
Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial instruments include those for which the determination of fair value requires significant management judgment or estimation. Currently, we measure the fair value of certain loans held for sale using third party pricing models on a recurring basis, and measure certain collateral dependent impaired loans and OREO on a nonrecurring basis as described below.
Loans held for sale
The following table presents a reconciliation for the three months ended March 31, 2018 of loans held for sale measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Unrealized Gains (Losses) Recorded in Earnings(1)	Balance at End of Period
Loans held for sale	$—	$36,092	$—	$(1,841)	$34,251

(1)	Recorded in other non-interest income.
The fair value of loans held for sale using Level 3, or unobservable inputs, include loans that cannot be sold through normal sale channels and thus require significant management judgment or estimation when determining the fair value. The fair value of such loans is generally based upon quoted prices of comparable loans with a liquidity discount applied. At March 31, 2018, the fair value of these loans was calculated using a weighted-average discounted price of 94.9%.
Loans held for investment
At March 31, 2018 and December 31, 2017, certain impaired loans held for investment were reported at fair value through a specific allocation of the allowance for loan losses based upon the fair value of the underlying collateral. The $28.3 million fair value of loans held for investment at March 31, 2018 reported above includes impaired loans held for investment with a carrying value of $39.5 million that were reduced by specific allowance allocations totaling $11.2 million based on collateral valuations utilizing Level 3 valuation inputs. The $21.2 million fair value of loans held for investment at December 31, 2017 reported above includes impaired loans with a carrying value of $32.2 million that were reduced by specific valuation allowance allocations totaling $11.0 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals, which are Level 3 valuation inputs.
OREO
Certain foreclosed assets, upon initial recognition, are recorded at fair value less estimated selling costs. At March 31, 2018 and December 31, 2017, OREO had a carrying value of $11.6 million and $11.7 million, respectively, net of a $2.0 million specific valuation allowance at March 31, 2018 and no valuation allowance at December 31, 2017. The fair value of OREO was computed based on third party appraisals, which are Level 3 valuation inputs.
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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$2,451,170	$2,451,170	$2,905,591	$2,905,591
Investment securities	7,842	7,842	5,460	5,460
Level 2 inputs:
Investment securities	17,087	17,087	18,051	18,051
Loans held for sale	1,054,314	1,054,314	1,011,004	1,011,004
Derivative assets	17,320	17,320	16,719	16,719
Level 3 inputs:
Loans held for sale	34,251	34,251	—	—
Loans held for investment, net	20,240,812	20,234,875	20,489,757	20,480,802
Financial liabilities:
Level 2 inputs:
Federal funds purchased	527,800	527,800	359,338	359,338
Customer repurchase agreements	7,740	7,740	5,702	5,702
Other borrowings	2,300,000	2,300,000	2,800,000	2,800,000
Subordinated notes	281,496	284,393	281,406	285,485
Derivative liabilities	16,831	16,831	17,377	17,377
Level 3 inputs:
Deposits	18,764,533	18,765,267	19,123,180	19,124,121
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
Investment Securities
Within the investment securities portfolio, we hold equity securities related to our non-qualified deferred compensation plan which are valued using quoted market prices for identical equity securities in an active market. These financial instruments are classified as Level 1 assets in the fair value hierarchy. The fair value of the remaining investment portfolio is based on prices obtained from independent pricing services which are based on quoted market prices for the same or similar securities, and these financial instruments are characterized as Level 2 assets in the fair value hierarchy. We have obtained documentation from our primary pricing service regarding their processes and controls applicable to pricing investment securities. In addition, on a quarterly basis we independently verify the prices that we receive from the service provider using two additional independent pricing sources. Any significant differences are investigated and resolved.
Loans Held for Sale
Fair value for loans held for sale is derived from quoted market prices for similar loans, in which case they are characterized as Level 2 assets in the fair value hierarchy, or is derived from third party pricing models, in which case they are characterized as Level 3 assets in the fair value hierarchy.
Derivatives
The estimated fair value of interest rate swaps and caps is obtained from independent pricing services based on quoted market prices for similar derivative contracts and these financial instruments are characterized as Level 2 assets and liabilities in the fair value hierarchy. On a quarterly basis, we independently verify the fair value using an additional independent pricing source. Any significant differences are investigated and resolved. Foreign currency forward contracts are valued based upon quoted market prices obtained from independent pricing services for similar derivative contracts. As such, these financial instruments are characterized as Level 2 assets and liabilities in the fair value hierarchy. The derivative instruments related to the loans held for sale portfolio include loan purchase commitments and forward sales commitments. Loan purchase commitments are valued based upon the fair value of the underlying mortgage loans to be purchased, which is based on observable market data for similar loans. Forward sales commitments are valued based upon quoted market prices from brokers. As such, these loan purchase commitments and forward sales commitments are characterized as Level 2 assets or liabilities in the fair value hierarchy.
(12) DERIVATIVE FINANCIAL INSTRUMENTS
The fair value of derivative positions outstanding is included in accrued interest receivable and other assets and other liabilities in the accompanying consolidated balance sheets on a net basis when a right of offset exists, based on transactions with a single counterparty that are subject to a legally enforceable master netting agreement.
We enter into interest rate derivative positions that are not designated as hedging instruments. These derivative positions relate to transactions in which we enter into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations.
We also enter into foreign currency forward contracts that are not designated as hedging instruments. These derivative instruments relate to transactions in which we enter into a contract with a customer to buy or sell a foreign currency at a future date for a specified price while at the same time entering into an offsetting contract with a financial institution to buy or sell the same currency at the same future date for a specified price. These transactions allow our customers to manage their exposure to foreign currency exchange rate fluctuations. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative instruments substantially offset each other and do not have a material impact on our results of operations.
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

The notional amounts and estimated fair values of interest rate derivative positions outstanding at March 31, 2018 and December 31, 2017 are presented in the following tables (in thousands):

	March 31, 2018			December 31, 2017
	Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging interest rate derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$1,459,722	$12,286	$7,305	$1,393,764	$4,736	$15,482
Commercial loan/lease interest rate caps	232,754	772	19	242,700	421	7
Foreign currency forward contracts	51,064	1,362	—	2,466	4	69
Customer counterparties:
Commercial loan/lease interest rate swaps	1,459,722	7,305	12,286	1,393,764	15,482	4,736
Commercial loan/lease interest rate caps	232,754	19	772	242,700	7	421
Foreign currency forward contracts	51,064	—	1,362	2,466	69	4
Economic hedging interest rate derivatives:
Loan purchase commitments	277,085	1,043	66	253,815	635	190
Forward sales commitments	1,251,750	781	1,269	1,086,224	—	1,103
Gross derivatives		23,568	23,079		21,354	22,012
Offsetting derivative assets/liabilities		(6,248)	(6,248)		(4,635)	(4,635)
Net derivatives included in the consolidated balance sheets		$17,320	$16,831		$16,719	$17,377
The weighted average received and paid interest rates for interest rate swaps outstanding at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018 Weighted Average Interest Rate		December 31, 2017 Weighted Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	3.65%	4.14%	3.59%	4.34%
The weighted average strike rate for outstanding interest rate caps was 2.46% at March 31, 2018 and 2.40% at December 31, 2017.
Our credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Our credit exposure associated with these instruments, net of any collateral pledged, was approximately $11.7 million at March 31, 2018 and approximately $16.7 million at December 31, 2017. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values, as well as for changes in the value of forward sales commitments. At March 31, 2018, we had pledged to counterparties $5.3 million in cash collateral for these derivatives, of which $5.0 million was included in interest-bearing deposits in other banks and $270,000 was included in accrued interest receivable and other assets, and counterparties had pledged to us $5.6 million in cash collateral included in interest-bearing deposit liabilities. At December 31, 2017, we had pledged to counterparties $15.2 million in cash collateral for these derivatives, of which $14.0 million was included in interest-bearing deposits in other banks and $1.2 million was included in accrued interest receivable and other assets.
We also enter into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are either a participant or a lead bank. The risk participation agreements entered into by us as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. We are party to 14 risk participation agreements where we are a participant bank having a notional amount of $145.9 million at March 31, 2018, compared to 15 risk participation agreements having a notional amount of $157.1 million at December 31, 2017. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $115,000 at March 31, 2018 and $221,000 at December 31, 2017. The fair value of these exposures was insignificant to the consolidated financial statements at both March 31, 2018 and December 31, 2017. Risk participation agreements entered into by us as the lead bank provide credit protection to us should the borrower fail to perform on its interest rate derivative contract with us. We are party to 10 risk participation agreements where we are the lead bank having a notional amount of $107.2 million at March 31, 2018, compared to 10 agreements having a notional amount of $86.3 million at December 31, 2017.
(13) NEW ACCOUNTING PRONOUNCEMENTS
ASU 2018-03 "Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10) " ("ASU 2018-03") clarifies certain aspects of the guidance issued in ASU 2016-01 including: the ability to irrevocably elect to change the measurement approach for equity securities measured using the practical expedient (at cost plus or minus observable transactions less impairment) to a fair value method in accordance with Topic 820, Fair Value Measurement; clarification that if an observable transaction occurs for such securities, the adjustment is as of the observable transaction date; clarification that the prospective transition approach for equity securities without a readily determinable fair value is meant only for instances in which the practical expedient is elected; and various other clarifications. The ASU is effective for us July 1, 2018 and early adoption is permitted. We do not expect this ASU to have a material impact on our consolidated financial statements.
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

QUARTERLY FINANCIAL SUMMARIES – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended March 31, 2018			For the three months ended March 31, 2017
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Investment securities – taxable	$23,854	$206	3.50%	$31,905	$224	2.84%
Investment securities – non-taxable(2)	—	—	—%	224	3	4.85%
Federal funds sold and securities purchased under resale agreements	261,641	1,045	1.62%	276,910	530	0.78%
Interest-bearing deposits in other banks	2,302,938	8,754	1.54%	3,312,256	6,567	0.80%
Loans held for sale	1,187,594	12,535	4.28%	1,064,322	9,535	3.63%
Loans held for investment, mortgage finance	4,097,995	37,362	3.70%	2,757,566	23,105	3.40%
Loans held for investment(1)(2)	15,425,323	195,333	5.14%	12,980,544	145,018	4.53%
Less reserve for loan losses	184,238	—	—	169,318	—	—
Loans held for investment, net	19,339,080	232,695	4.88%	15,568,792	168,123	4.38%
Total earning assets	23,115,107	255,235	4.48%	20,254,409	184,982	3.70%
Cash and other assets	797,506			606,762
Total assets	$23,912,613			$20,861,171
Liabilities and Stockholders’ Equity
Transaction deposits	$2,792,954	$8,651	1.26%	$2,008,401	$2,193	0.44%
Savings deposits	7,982,256	21,958	1.12%	6,989,748	10,483	0.61%
Time deposits	506,375	1,093	0.88%	427,770	617	0.59%
Total interest-bearing deposits	11,281,585	31,702	1.14%	9,425,919	13,293	0.57%
Other borrowings	1,721,914	6,649	1.57%	1,333,685	2,273	0.69%
Subordinated notes	281,437	4,191	6.04%	281,076	4,191	6.05%
Trust preferred subordinated debentures	113,406	1,027	3.67%	113,406	830	2.97%
Total interest-bearing liabilities	13,398,342	43,569	1.32%	11,154,086	20,587	0.75%
Demand deposits	8,147,721			7,547,338
Other liabilities	110,698			117,877
Stockholders’ equity	2,255,852			2,041,870
Total liabilities and stockholders’ equity	$23,912,613			$20,861,171
Net interest income(2)		$211,666			$164,395
Net interest margin			3.71%			3.29%
Net interest spread			3.16%			2.95%
Loan spread(3)			4.07%			3.97%

(1)	The loan averages include non-accrual loans and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•
The failure to effectively balance our funding sources with cash demands by depositors and borrowers.The failure to manage information systems risk or to prevent cyber-attacks against us, our customers or our third party vendors, or to manage risks from disruptions or security breaches affecting us, our customers or our third party vendors.

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
Actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed elsewhere in this report or disclosed in our other SEC filings. Forward-looking statements included herein speak only as of the date hereof and should not be relied upon as representing our expectations or beliefs as of any date subsequent to the date of this report. Except as required by law, we undertake no obligation to revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. The factors discussed herein are not intended to be a complete summary of all risks and uncertainties that may affect our businesses. For a more detailed discussion of these and other factors that may affect our business, see "Risk Factors" in the 2017 Form 10-K and other filings we have made with the SEC. Though we strive to monitor and mitigate risk, we cannot anticipate all potential economic, operational and financial developments that may adversely impact our operations and our financial results. Forward-looking statements should not be viewed as predictions and should not be the primary basis upon which investors evaluate an investment in our securities.
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
Outstanding energy loans totaled $1.4 billion, or approximately 7% of total loans, at March 31, 2018. Unfunded energy loan commitments increased by $94.3 million to $772.6 million (55% of outstanding energy loans) at March 31, 2018 compared to $678.3 million at December 31, 2017. We recorded $5.1 million in energy net charge-offs during the three months ended March 31, 2018 compared to $7.1 million for the same period in 2017. Energy non-accruals decreased to $50.4 million at March 31, 2018 compared to $65.2 million at December 31, 2017 and $92.3 million at March 31, 2017. We continue to proactively manage our energy portfolio and overall credit quality, and we believe we are appropriately reserved against further energy-related losses.

The following discussion and analysis presents the significant factors affecting our financial condition as of March 31, 2018 and December 31, 2017 and results of operations for the three months in the periods ended March 31, 2018 and 2017. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing in Part I, Item 1 of this report.
Results of Operations
Summary of Performance
We reported net income of $71.9 million and net income available to common stockholders of $69.5 million, or $1.38 per diluted common share, for the first quarter of 2018 compared to net income of $42.5 million and net income available to common stockholders of $40.1 million, or $0.80 per diluted common share, for the first quarter of 2017. Return on average common equity (“ROE”) was 13.39% and return on average assets ("ROA") was 1.22% for the first quarter of 2018, compared to 8.60% and 0.83%, respectively, for the first quarter of 2017. The increase in ROE and ROA for the quarter resulted primarily from an improvement in operating results for the first quarter of 2018 compared to the first quarter of 2017, as well as a decrease in income tax expense caused by a decline in income tax rates as a result of the Tax Cuts and Jobs Act which became effective on January 1, 2018.
Net income increased $29.4 million, or 69%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase was primarily the result of a $46.9 million increase in net interest income, $2.8 million increase in non-interest income and a $3.5 million decrease in income tax expense, offset by a $3.0 million increase in the provision for credit losses and a $20.9 million increase in non-interest expense.
Details of the changes in the various components of net income are discussed below.

Net Interest Income
Net interest income was $210.3 million for the first quarter of 2018, compared to $163.4 million for the first quarter of 2017. The increase was due to an increase in average earning assets of $2.9 billion as compared to the first quarter of 2017, as well as the effect of increases in interest rates on loan yields. The increase in average earning assets included a $123.3 million increase in average loans held for sale and a $3.8 billion increase in average net loans held for investment, offset by an $8.3 million decrease in average investment securities and a $1.0 billion decrease in average liquidity assets. For the quarter ended March 31, 2018, average net loans held for investment, liquidity assets and loans held for sale represented approximately 84%, 11% and 5%, respectively, of average earning assets compared to approximately 77%, 18% and 5% for the same quarter of 2017.
Average interest-bearing liabilities for the quarter ended March 31, 2018 increased $2.2 billion from the first quarter of 2017, which included a $1.9 billion increase in average interest-bearing deposits and a $388.2 million increase in other borrowings. Average demand deposits were $8.1 billion for the quarter ended March 31, 2018, compared to $7.5 billion for the same period of 2017. The average cost of total deposits and borrowed funds increased to 0.74% for the first quarter of 2018 compared to 0.34% for the same period of 2017. The cost of interest-bearing liabilities increased from 0.75% for the quarter ended March 31, 2017 to 1.32% for the same period of 2018.

The following table (in thousands) presents changes in taxable-equivalent net interest income between the three month periods ended March 31, 2018 and 2017 and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and changes due to differences in the average interest rate on those assets and liabilities.

	Three months ended March 31, 2018/2017
	Net	Change Due To(1)
	Change	Volume	Yield/Rate(2)
Interest income:
Investment securities	$(21)	$(59)	$38
Loans held for sale	3,000	1,103	1,897
Loans held for investment, mortgage finance loans	14,257	11,238	3,019
Loans held for investment	50,315	27,308	23,007
Federal funds sold and securities purchased under resale agreements	515	(29)	544
Interest-bearing deposits in other banks	2,187	(1,991)	4,178
Total	70,253	37,570	32,683
Interest expense:
Transaction deposits	6,458	851	5,607
Savings deposits	11,475	1,493	9,982
Time deposits	476	114	362
Other borrowings	4,376	661	3,715
Long-term debt	197	5	192
Total	22,982	3,124	19,858
Net interest income	$47,271	$34,446	$12,825

(1)	Yield/rate and volume variances are allocated to yield/rate.

(2)	Taxable equivalent rates are used where applicable and assume a 35% tax rate.
Net interest margin, which is defined as the ratio of net interest income to average earning assets, was 3.71% for the first quarter of 2018 compared to 3.29% for the first quarter of 2017. The year-over-year increase was due primarily to the increase in total loans held for investment, improved asset composition and the effect of increases in interest rates on loan yields attributable to our asset-sensitive balance sheet. The yield on total loans held for investment increased to 4.88% for the first quarter of 2018 compared to 4.38% for the first quarter of 2017 and the yield on earning assets increased to 4.48% for the first quarter of 2018 compared to 3.70% for the first quarter of 2017. Funding costs, including demand deposits and borrowed funds, increased to 0.74% for the first quarter of 2018 compared to 0.34% for the first quarter of 2017. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.74% for the first quarter of 2018 compared to 3.36% for the first quarter of 2017. The increase resulted primarily from increases in interest rates and increases in the higher yielding loan components of earning assets. Total funding costs, including all deposits, long-term debt and stockholders’ equity, increased to 0.74% for the first quarter of 2018 compared to 0.40% for the first quarter of 2017.

Non-interest Income
The components of non-interest income were as follows (in thousands):

	Three months ended March 31,
	2018	2017
Service charges on deposit accounts	$3,137	$3,045
Wealth management and trust fee income	1,924	1,357
Bank owned life insurance (BOLI) income	659	466
Brokered loan fees	5,168	5,678
Servicing income	5,492	2,201
Swap fees	1,562	1,803
Other	2,005	2,560
Total non-interest income	$19,947	$17,110
Non-interest income increased $2.8 million during the three months ended March 31, 2018 compared to the same period of 2017. This increase was primarily due to a $3.3 million increase in servicing income during the three months ended March 31, 2018 compared to the same period of 2017 primarily attributable to an increase in MSRs.
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
Non-interest Expense
The components of non-interest expense were as follows (in thousands):

	Three months ended March 31,
	2018	2017
Salaries and employee benefits	$72,537	$63,003
Net occupancy expense	7,234	6,111
Marketing	8,677	4,950
Legal and professional	7,530	7,453
Communications and technology	6,633	6,506
FDIC insurance assessment	6,103	5,994
Servicing related expenses	3,805	1,750
Allowance and other carrying costs for OREO	2,155	139
Other(1)	12,286	10,188
Total non-interest expense	$126,960	$106,094

(1)
Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, due from bank charges and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the first quarter of 2018 increased $20.9 million, or 20%, to $127.0 million from $106.1 million in the first quarter of 2017. The increase is primarily due to increases in salaries and employee benefits, net occupancy, marketing and other non-interest expenses, all of which were due to general business growth and continued build-out. Servicing related expenses for the first quarter of 2018 increased $2.1 million compared to the first quarter of 2017 related to an increase in MSRs, which are being amortized. Also contributing to the year-over-year increase in non-interest expense was a $2.0 million increase in allowance and other carrying costs for OREO related to the OREO valuation allowance established during the first quarter of 2018.

Analysis of Financial Condition
Loans Held for Investment
Loans were as follows as of the dates indicated (in thousands):

	March 31, 2018	December 31, 2017
Commercial	$9,461,024	$9,189,811
Mortgage finance	4,689,938	5,308,160
Construction	2,224,403	2,166,208
Real estate	3,834,758	3,794,577
Consumer	47,311	48,684
Leases	276,303	264,903
Gross loans held for investment	20,533,737	20,772,343
Deferred income (net of direct origination costs)	(102,027)	(97,931)
Allowance for loan losses	(190,898)	(184,655)
Total loans held for investment, net	$20,240,812	$20,489,757
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
We originate a substantial majority of all loans held for investment, excluding mortgage finance loans. We also participate in syndicated loan relationships, both as a participant and as an agent. As of March 31, 2018, we had $2.6 billion in syndicated loans, $825.5 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of March 31, 2018, $76.2 million of our syndicated loans were on non-accrual.
Portfolio Geographic Concentration
More than 50% of our loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas. However, as of March 31, 2018, a majority of our loans held for investment, excluding our mortgage finance loans and other national lines of business, were to businesses with headquarters and operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We also make loans to these customers that are secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for loan losses.
Summary of Loan Loss Experience
The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. We recorded a provision for credit losses of $12.0 million during the first quarter of 2018 compared to $9.0 million in the first quarter of 2017 and $2.0 million in the fourth quarter of 2017. The increase in provision recorded during the first quarter of 2018 compared to the same period in 2017 was primarily related to loan growth and an increase in non-accrual loans.
The allowance for credit losses, including the allowance for losses on unfunded commitments reported on the consolidated balance sheet in other liabilities, totaled $200.5 million at March 31, 2018, $193.7 million at December 31, 2017 and $182.9 million at March 31, 2017. The combined allowance as a percentage of loans held for investment excluding mortgage finance loans increased slightly to 1.27% at March 31, 2018 from 1.26% at December 31, 2017 and decreased from 1.37% at March 31, 2017 as a result of strong loan growth.
The allowance for credit losses results from consistent application of our loan loss reserve methodology. At March 31, 2018, we believe the allowance is appropriate and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the appropriateness of the allowance for loan losses change, our estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.
Activity in the allowance for loan losses is presented in the following table (in thousands, except percentage and multiple data):

	Three months ended March 31, 2018	Year ended December 31, 2017	Three months ended March 31, 2017
Allowance for loan losses:
Beginning balance	$184,655	$168,126	$168,126
Loans charged-off:
Commercial	5,667	34,145	9,233
Construction	—	59	—
Real estate	—	290	—
Consumer	—	180	—
Leases	—	—	—
Total charge-offs	5,667	34,674	9,233
Recoveries:
Commercial	360	4,593	3,381
Construction	—	104	101
Real estate	24	75	50
Consumer	59	70	5
Leases	19	10	8
Total recoveries	462	4,852	3,545
Net charge-offs	5,205	29,822	5,688
Provision for loan losses	11,448	46,351	9,575
Ending balance	$190,898	$184,655	$172,013
Allowance for off-balance sheet credit losses:
Beginning balance	$9,071	$11,422	$11,422
Provision for off-balance sheet credit losses	552	(2,351)	(575)
Ending balance	$9,623	$9,071	$10,847
Total allowance for credit losses	$200,521	$193,726	$182,860
Total provision for credit losses	$12,000	$44,000	$9,000
Allowance for loan losses to LHI	0.93%	0.89%	1.03%
Allowance for loan losses to LHI excluding mortgage finance loans	1.21%	1.20%	1.29%
Net charge-offs to average LHI(1)	0.11%	0.16%	0.15%
Net charge-offs to average LHI excluding mortgage finance loans(1)	0.14%	0.21%	0.18%
Total provision for credit losses to average LHI(1)	0.25%	0.24%	0.23%
Total provision for credit losses to average LHI excluding mortgage finance loans(1)	0.32%	0.31%	0.28%
Recoveries to total charge-offs	8.15%	13.99%	38.39%
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.13%	0.13%	0.18%
Total allowance for credit losses to LHI	0.98%	0.94%	1.10%
Total allowance for credit losses to LHI excluding mortgage finance loans	1.27%	1.26%	1.37%
Allowance for loan losses to non-accrual loans	1.5x	1.8x	1.2x

(1)	Interim period ratios are annualized.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type and by type of property securing the credit and OREO (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017

Non-accrual loans held for investment:(1)
Commercial
Oil and gas properties	$50,408	$64,192	$88,448
Assets of the borrowers	30,656	7,571	19,352
Inventory	38,083	24,399	30,582
Other	3,136	3,569	3,705
Total commercial	122,283	99,731	142,087
Real estate
Commercial property	1,069	1,096	2,618
Unimproved land and/or developed residential lots	—	—	—
Single family residences	—	—	1,241
Other	118	617	320
Total real estate	1,187	1,713	4,179
Consumer	72	—	200
Leases	—	—	83
Total non-accrual loans	123,542	101,444	146,549
Repossessed assets:
OREO(2)	9,558	11,742	18,833
Other repossessed assets	—	—	—
Total loans held for investment non-performing assets	$133,100	$113,186	$165,382
Restructured loans - accruing	$—	$—	$—
Loans held for investment past due 90 days and accruing(3)	$13,563	$8,429	$8,799

Loans held for sale past due 90 days and accruing(4)	$35,226	$19,737	$—

(1)	As of March 31, 2018, December 31, 2017 and March 31, 2017, non-accrual loans included $7.6 million, $18.8 million and $18.5 million, respectively, in loans that met the criteria for restructured.

(2)	We recorded a $2.0 million valuation allowance against the OREO balance at March 31, 2018, compared to none at December 31, 2017 and March 31, 2017.

(3)	At March 31, 2018, December 31, 2017 and March 31, 2017, loans past due 90 days and still accruing include premium finance loans of $4.1 million, $5.5 million and $5.1 million, respectively.

(4)
Includes loans guaranteed by U.S. government agencies that were repurchased out of Ginnie Mae securities. Loans are recorded as loans held for sale and carried at fair value on the balance sheet. Interest on these past due loans accrues at the debenture rate guaranteed by the U.S. government. Also includes loans that, pursuant to Ginnie Mae servicing guidelines, we have the unilateral right, but not the obligation, to repurchase if defined delinquent loan criteria are met and therefore must record as loans held for sale on our balance sheet regardless of whether the repurchase option has been exercised.

Total non-performing assets at March 31, 2018 decreased $32.3 million from March 31, 2017 and increased $19.9 million from December 31, 2017. The year-over-year decrease in non-performing assets is primarily related to improvements in our energy portfolio. Energy non-performing assets totaled $50.4 million at March 31, 2018 compared to $65.2 million at December 31, 2017 and $92.3 million at March 31, 2017. The increase in non-performing assets from December 31, 2017 relates primarily to two commercial loan relationships, which resulted in an increase in the provision for loan losses during the first quarter of 2018.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At March 31, 2018, we had $19.2 million in loans of this type, compared to $49.1 million at December 31, 2017, which were not included in either non-accrual or 90 days past due categories.
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

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase investment securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), which take into account the demonstrated marketability of assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost effectiveness. For the year ended December 31, 2017 and for the three months ended March 31, 2018 our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from Federal funds purchased and Federal Home Loan Bank ("FHLB") borrowings, which are generally used to fund mortgage finance assets.
Liquidity assets were $2.3 billion at March 31, 2018, and continue to be significant as a result of deposit growth and increases in borrowing capacity related to our mortgage finance loans. The following table summarizes the composition of liquidity assets (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017
Federal funds sold and securities purchased under resale agreements	$25,000	$30,000	$25,000
Interest-bearing deposits in other banks	2,271,673	2,697,581	2,779,921
Total liquidity assets	$2,296,673	$2,727,581	$2,804,921

Total liquidity assets as a percent of:
Total loans held for investment, excluding mortgage finance loans	14.6%	17.8%	21.1%
Total loans held for investment	11.2%	13.2%	16.8%
Total earning assets	9.7%	11.2%	13.9%
Total deposits	12.2%	14.3%	16.9%
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

	March 31, 2018	December 31, 2017	March 31, 2017
Deposits from core customers	$16,881.9	$17,100.8	$15,251.7
Deposits from core customers as a percent of total deposits	90.0%	89.4%	91.8%
Relationship brokered deposits	$1,882.6	$2,022.4	$1,353.7
Relationship brokered deposits as a percent of total deposits	10.0%	10.6%	8.2%
Traditional brokered deposits	$—	$—	$—
Traditional brokered deposits as a percent of total deposits	—%	—%	—%
Average deposits from core customers(1)	$17,530.6	$16,806.9	$15,613.3
Average deposits from core customers as a percent of total quarterly average deposits(1)	90.2%	91.1%	92.0%
Average relationship brokered deposits(1)	$1,898.7	$1,647.0	$1,360.0
Average relationship brokered deposits as a percent of total quarterly average deposits(1)	9.8%	8.9%	8.0%
Average traditional brokered deposits(1)	$—	$—	$—
Average traditional brokered deposits as a percent of total quarterly average deposits(1)	—%	—%	—%

(1)	Annual averages presented for December 31, 2017.
We have access to sources of traditional brokered deposits that we estimate to be $3.5 billion. Based on our internal guidelines, we have chosen to limit our use of these sources to a lesser amount. Customer deposits (total deposits, including relationship brokered deposits, minus brokered CDs) at March 31, 2018 decreased by $358.7 million from December 31, 2017 and increased $2.2 billion from March 31, 2017.
We have short-term borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our mortgage finance assets, due to their liquidity, short duration and interest spreads available. These borrowing sources include Federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, and advances from the FHLB and the Federal Reserve. The following table summarizes our short-term borrowings as of March 31, 2018 (in thousands):

Federal funds purchased	$527,800
Repurchase agreements	7,740
FHLB borrowings	2,300,000
Line of credit	—
Total short-term borrowings	$2,835,540
Maximum short-term borrowings outstanding at any month-end during 2018	$3,000,013
The following table summarizes our other borrowing capacities in excess of balances outstanding at March 31, 2018 (in thousands):

FHLB borrowing capacity relating to loans	$4,018,719
FHLB borrowing capacity relating to investment securities	1,852
Total FHLB borrowing capacity	$4,020,571
Unused Federal funds lines available from commercial banks	$680,000

The following table summarizes our long-term borrowings as of March 31, 2018 (in thousands):

Subordinated notes	$281,496
Trust preferred subordinated debentures	113,406
Total long-term borrowings	$394,902
Our unsecured, revolving, non-amortizing line of credit has maximum availability of $130.0 million, matured on December 19, 2017, and was renewed on December 19, 2017 with a maturity date of December 18, 2018. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. As of March 31, 2018 and December 31, 2017, there were no borrowings outstanding.
Our equity capital, including $150 million in preferred stock, averaged $2.3 billion for the three months ended March 31, 2018, as compared to $2.0 billion for the same period in 2017. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
As of March 31, 2018, our capital ratios were above the levels required to be well capitalized. We believe that our earnings, periodic capital raising transactions and the addition of loan and deposit relationships will allow us to continue to grow organically.

Commitments and Contractual Obligations
The following table presents significant fixed and determinable contractual payment obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of March 31, 2018, our significant fixed and determinable contractual obligations to third parties, excluding interest, were as follows (in thousands):

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
Deposits without a stated maturity	$18,276,012	$—	$—	$—	$18,276,012
Time deposits	466,042	21,659	370	450	488,521
Federal funds purchased and customer repurchase agreements	535,540	—	—	—	535,540
FHLB borrowings	2,300,000	—	—	—	2,300,000
Operating lease obligations(1)	16,849	31,725	25,598	15,554	89,726
Subordinated notes	—	—	—	281,496	281,496
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total contractual obligations	$21,594,443	$53,384	$25,968	$410,906	$22,084,701

(1)	Non-balance sheet item.
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
We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 - Operations and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in the 2017 Form 10-K. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policy noted below could be deemed to meet the SEC’s definition of a critical accounting policy.
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
We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets held for purposes other than trading. Additionally, we have some market risk relative to commodity prices through our energy lending activities. Petroleum and natural gas commodity prices were suppressed throughout 2015 and 2016, but stabilized amidst continuing market uncertainty during 2017 and continuing into 2018. Declines in commodity prices negatively impacted our energy clients' ability to perform on their loan obligations, and further uncertainty and volatility could have a negative impact on our customers and our loan portfolio. Management does not currently expect the current decline in commodity prices to have a material adverse effect on our financial position. Foreign exchange rates, commodity prices and/or equity prices do not pose significant market risk to us.
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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of March 31, 2018, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest-rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
March 31, 2018
(In thousands)

	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Interest-bearing deposits in other banks, federal funds sold and securities purchased under resale agreements	$2,296,673	$—	—	$—	$2,296,673
Investment securities(1)	10,399	11,694	2,786	50	24,929
Total variable loans	17,892,907	132,473	13,633	1,945	18,040,958
Total fixed loans	529,692	1,476,678	416,413	1,158,561	3,581,344
Total loans(2)	18,422,599	1,609,151	430,046	1,160,506	21,622,302
Total interest sensitive assets	$20,729,671	$1,620,845	$432,832	$1,160,556	$23,943,904
Liabilities:
Interest-bearing customer deposits	$10,862,672	$—	$—	$—	$10,862,672
CDs & IRAs	368,147	97,895	21,659	820	488,521
Traditional brokered deposits	—	—	—	—	—
Total interest-bearing deposits	11,230,819	97,895	21,659	820	11,351,193
Repurchase agreements, Federal funds purchased, FHLB borrowings, line of credit	2,835,540	—	—	—	2,835,540
Subordinated notes	—	—	—	281,496	281,496
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	2,835,540	—	—	394,902	3,230,442
Total interest sensitive liabilities	$14,066,359	$97,895	$21,659	$395,722	$14,581,635
Gap	$6,663,312	$1,522,950	$411,173	$764,834	$—
Cumulative Gap	6,663,312	8,186,262	8,597,435	9,362,269	9,362,269

Demand deposits					$7,413,340
Stockholders’ equity					2,273,429
Total					$9,686,769

(1)	Investment securities based on fair market value.

(2)	Loans are stated at gross.
The table above sets forth the balances as of March 31, 2018 for interest-bearing assets, interest-bearing liabilities and the total of non-interest-bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and loan and deposit account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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

The two “shock test” scenarios assume a sustained parallel 100 and 200 basis point increase in interest rates. As short-term rates have remained low through 2017 and the first three months of 2018, we do not believe that analysis of an assumed decrease in interest rates would provide meaningful results. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%, at which point we will resume evaluations of shock scenarios in which interest rates decrease.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario		Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	100 bp Increase	200 bp Increase	100 bp Increase	200 bp Increase
	March 31, 2018		March 31, 2017
Change in net interest income	$111,887	$224,491	$110,730	$224,489
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

ITEM 1A.	RISK FACTORS
There have been no material changes in the risk factors previously disclosed in the 2017 Form 10-K.

ITEM 6.	EXHIBITS

(a)	Exhibits
	10.1	Texas Capital Bancshares, Inc. Amended and Restated 2015 Long-Term Incentive Plan, filed herewith.*
	10.2	Form of 2018 Performance Award Agreement for Executive Officers pursuant to the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, filed herewith.*
	10.3	Form of 2018 Restricted Stock Unit Award Agreement for Non-Employee Directors pursuant to the Texas Capital Bancshares, Inc. Amended and Restated 2015 Long-Term Incentive Plan, filed herewith.*
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
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

101
The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

* Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: April 19, 2018

/s/ Julie Anderson
Julie Anderson
Chief Financial Officer
(Duly authorized officer and principal financial officer)