Form 10-Q
period 2018-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2018-07-19
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On July 18, 2018, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share 50,158,736

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended June 30, 2018

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$174,687	$178,010
Interest-bearing deposits in other banks	3,249,107	2,697,581
Federal funds sold and securities purchased under resale agreements	39,000	30,000
Investment securities	24,408	23,511
Loans held for sale ($1,275.5 million and $1,007.7 million at June 30, 2018 and December 31, 2017, respectively, at fair value)	1,276,768	1,011,004
Loans held for investment, mortgage finance	5,923,058	5,308,160
Loans held for investment (net of unearned income)	16,536,721	15,366,252
Less: Allowance for loan losses	179,096	184,655
Loans held for investment, net	22,280,683	20,489,757
Mortgage servicing rights, net	82,776	85,327
Premises and equipment, net	26,175	25,176
Accrued interest receivable and other assets	609,501	516,239
Goodwill and intangible assets, net	18,805	19,040
Total assets	$27,781,910	$25,075,645
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$7,648,125	$7,812,660
Interest-bearing	12,686,746	11,310,520
Total deposits	20,334,871	19,123,180
Accrued interest payable	11,268	7,680
Other liabilities	176,400	182,212
Federal funds purchased and repurchase agreements	520,849	365,040
Other borrowings	4,000,000	2,800,000
Subordinated notes, net	281,586	281,406
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	25,438,380	22,872,924
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares – 10,000,000
Issued shares – 6,000,000 shares issued at June 30, 2018 and December 31, 2017	150,000	150,000
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 50,151,481 and 49,643,761 at June 30, 2018 and December 31, 2017, respectively	502	496
Additional paid-in capital	963,732	961,305
Retained earnings	1,228,924	1,090,500
Treasury stock – shares at cost: 417 at June 30, 2018 and December 31, 2017	(8)	(8)
Accumulated other comprehensive income, net of taxes	380	428
Total stockholders’ equity	2,343,530	2,202,721
Total liabilities and stockholders’ equity	$27,781,910	$25,075,645
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME – UNAUDITED
(In thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest income
Interest and fees on loans	$279,447	$201,646	$523,311	$378,270
Investment securities	193	287	399	512
Federal funds sold and securities purchased under resale agreements	745	434	1,790	964
Interest-bearing deposits in other banks	6,467	5,824	15,221	12,391
Total interest income	286,852	208,191	540,721	392,137
Interest expense
Deposits	39,607	16,533	71,309	29,826
Federal funds purchased	1,665	726	2,634	978
Other borrowings	8,484	2,901	14,164	4,922
Subordinated notes	4,191	4,191	8,382	8,382
Trust preferred subordinated debentures	1,193	881	2,220	1,711
Total interest expense	55,140	25,232	98,709	45,819
Net interest income	231,712	182,959	442,012	346,318
Provision for credit losses	27,000	13,000	39,000	22,000
Net interest income after provision for credit losses	204,712	169,959	403,012	324,318
Non-interest income
Service charges on deposit accounts	3,005	3,067	6,142	6,112
Wealth management and trust fee income	2,007	1,402	3,931	2,759
Bank owned life insurance (BOLI) income	657	481	1,316	947
Brokered loan fees	5,815	5,809	10,983	11,487
Servicing income	4,967	3,700	10,459	5,901
Swap fees	1,352	954	2,914	2,757
Other	(524)	3,356	1,481	5,916
Total non-interest income	17,279	18,769	37,226	35,879
Non-interest expense
Salaries and employee benefits	72,404	63,154	144,941	126,157
Net occupancy expense	7,356	6,515	14,590	12,626
Marketing	10,236	6,157	18,913	11,107
Legal and professional	11,654	7,127	19,184	14,580
Communications and technology	7,143	11,906	13,776	18,412
FDIC insurance assessment	6,257	4,603	12,360	10,597
Servicing related expenses	4,367	2,682	8,172	4,432
Allowance and other carrying costs for other real estate owned (OREO)	176	71	2,331	210
Other	12,538	9,599	24,824	19,787
Total non-interest expense	132,131	111,814	259,091	217,908
Income before income taxes	89,860	76,914	181,147	142,289
Income tax expense	18,424	25,819	37,766	48,652
Net income	71,436	51,095	143,381	93,637
Preferred stock dividends	2,437	2,437	4,875	4,875
Net income available to common stockholders	$68,999	$48,658	$138,506	$88,762
Other comprehensive income (loss)
Change in net unrealized gain on available-for-sale debt securities arising during period, before-tax	$(104)	$(33)	$(167)	$(30)
Income tax expense (benefit) related to net unrealized gain on available-for-sale debt securities	(22)	(11)	(35)	(10)
Other comprehensive income (loss), net of tax	(82)	(22)	(132)	(20)
Comprehensive income	$71,354	$51,073	$143,249	$93,617

Basic earnings per common share	$1.39	$0.98	$2.79	$1.79
Diluted earnings per common share	$1.38	$0.97	$2.76	$1.77
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands except share data)

	Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
Balance at December 31, 2016 (audited)	6,000,000	$150,000	49,504,079	$495	$955,468	$903,187	(417)	$(8)	$415	$2,009,557
Comprehensive income:
Net income	—	—	—	—	—	93,637	—	—	—	93,637
Change in unrealized gain on available-for-sale securities, net of taxes of $10	—	—	—	—	—	—	—	—	(20)	(20)
Total comprehensive income										93,617
Stock-based compensation expense recognized in earnings	—	—	—	—	3,461	—	—	—	—	3,461
Preferred stock dividend	—	—	—	—	—	(4,875)	—	—	—	(4,875)
Issuance of stock related to stock-based awards	—	—	57,995	1	(1,208)	—	—	—	—	(1,207)
Issuance of common stock related to warrants	—	—	33,595	—	—	—	—	—	—	—
Balance at June 30, 2017	6,000,000	$150,000	49,595,669	$496	$957,721	$991,949	(417)	$(8)	$395	$2,100,553

Balance at December 31, 2017 (audited)	6,000,000	$150,000	49,643,761	$496	$961,305	$1,090,500	(417)	$(8)	$428	$2,202,721
Impact of adoption of new accounting standards(1)	—	—	—	—	—	(82)	—	—	84	2
Comprehensive income:
Net income	—	—	—	—	—	143,381	—	—	—	143,381
Change in unrealized gain on available-for-sale debt securities, net of taxes of $35	—	—	—	—	—	—	—	—	(132)	(132)
Total comprehensive income										143,249
Stock-based compensation expense recognized in earnings	—	—	—	—	4,091	—	—	—	—	4,091
Preferred stock dividend	—	—	—	—	—	(4,875)	—	—	—	(4,875)
Issuance of stock related to stock-based awards	—	—	71,072	1	(1,659)	—	—	—	—	(1,658)
Issuance of common stock related to warrants	—	—	436,648	5	(5)	—	—	—	—	—
Balance at June 30, 2018	6,000,000	$150,000	50,151,481	$502	$963,732	$1,228,924	(417)	$(8)	$380	$2,343,530

(1)	Represents the impact of adopting Accounting Standard Update ("ASU") 2018-02 and ASU 2016-01. See Note 1 to the consolidated financial statements for more information.
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	Six months ended June 30,
	2018	2017
Operating activities
Net income	$143,381	$93,637
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	39,000	22,000
Depreciation and amortization	16,214	12,346
Decrease in valuation allowance on mortgage servicing rights	(757)	—
Bank owned life insurance (BOLI) income	(1,316)	(947)
Stock-based compensation expense	11,197	8,954
Purchases and originations of loans held for sale	(3,205,483)	(2,843,690)
Proceeds from sales and repayments of loans held for sale	2,908,777	2,939,002
Proceeds from sale of MSRs	22,439	—
Net loss on sale of loans held for sale and other assets	7,648	93
Technology write-off	—	5,285
Increase in OREO valuation allowance	2,000	—
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(97,710)	(46,025)
Accrued interest payable and other liabilities	(14,289)	(488)
Net cash provided by (used in) operating activities	(168,899)	190,167
Investing activities
Purchases of investment securities	(3,323)	(96,871)
Maturities and calls of available-for-sale securities	349	275
Principal payments received on available-for-sale securities	1,644	2,397
Originations of mortgage finance loans	(45,661,608)	(37,251,933)
Proceeds from pay-offs of mortgage finance loans	45,046,710	36,565,671
Net increase in loans held for investment, excluding mortgage finance loans	(1,213,641)	(1,297,460)
Purchase of premises and equipment, net	(5,212)	(4,194)
Proceeds from sale of foreclosed assets	216	272
Net cash provided by investing activities	(1,834,865)	(2,081,843)
Financing activities
Net increase in deposits	1,211,691	275,392
Costs from issuance of stock related to stock-based awards and warrants	(1,658)	(1,207)
Preferred dividends paid	(4,875)	(4,875)
Net increase in other borrowings	1,200,000	700,000
Net increase in Federal funds purchased and repurchase agreements	155,809	352,649
Net cash provided by financing activities	2,560,967	1,321,959
Net increase (decrease) in cash and cash equivalents	557,203	(569,717)
Cash and cash equivalents at beginning of period	2,905,591	2,839,352
Cash and cash equivalents at end of period	$3,462,794	$2,269,635
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$95,121	$45,071
Cash paid during the period for income taxes	49,770	52,042
Transfers from loans/leases to OREO and other repossessed assets	—	—
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

ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. The guidance does not apply to revenue associated with financial instruments, including loans and investment securities that are accounted for under other GAAP, which comprises a significant portion of our revenue stream. ASU 2014-09 became effective for us on January 1, 2018 and had no material effect on how we recognize revenue or to our consolidated financial statements and disclosures. See below for additional information related to revenue generated from contracts with customers.
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
The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of non-interest income are as follows:

•
Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payments for such performance obligations are generally received at the time the performance obligations are satisfied.

•
Wealth management and trust fee income - this represents monthly fees due from wealth management customers as consideration for managing the customers' assets. Wealth management and trust services include custody of assets, investment management, escrow services, fees for trust services and similar fiduciary activities. Revenue is recognized when our performance obligation is completed each month, which is generally the time that payment is received. Also included are fees received from a third party broker-dealers as part of a revenue-sharing agreement for fees earned from customers that we refer to the third party. These fees are paid to us by the third party on a quarterly basis and recognized ratably throughout the quarter as our performance obligation is satisfied.

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
All debt securities are available-for-sale as of June 30, 2018 and December 31, 2017.
Equity Securities
Beginning January 1, 2018, upon adoption of ASU 2016-01, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in other non-interest income in the consolidated statements of income and other comprehensive income. For periods prior to January 1, 2018, equity securities were classified as available-for-sale and stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. Equity securities without readily determinable fair values are recorded at cost less any impairment, if any.
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

(2) EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands except share data):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$71,436	$51,095	$143,381	$93,637
Preferred stock dividends	2,437	2,437	4,875	4,875
Net income available to common stockholders	68,999	48,658	$138,506	88,762
Denominator:
Denominator for basic earnings per share—weighted average shares	49,736,384	49,576,837	49,695,783	49,556,393
Effect of employee stock-based awards(1)	348,762	224,306	336,285	244,058
Effect of warrants to purchase common stock	10,869	428,527	112,884	432,660
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	50,096,015	50,229,670	50,144,952	50,233,111
Basic earnings per common share	$1.39	$0.98	$2.79	$1.79
Diluted earnings per common share	$1.38	$0.97	$2.76	$1.77

(1)
SARs and RSUs outstanding of 4,000 at June 30, 2018 and 6,200 at June 30, 2017 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

(3) INVESTMENT SECURITIES
Available-for-Sale Debt Securities
The following is a summary of available-for-sale debt securities (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Residential mortgage-backed securities	$8,304	$481	$—	$8,785

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Residential mortgage-backed securities	$10,297	$648	$—	$10,945
The amortized cost and estimated fair value of available-for-sale debt securities are presented below by contractual maturity (in thousands, except percentage data):

	June 30, 2018
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Residential mortgage-backed securities:(1)
Amortized cost	50	1,895	—	6,359	8,304
Estimated fair value	52	2,038	—	6,695	8,785
Weighted average yield(2)	5.24%	5.55%	—%	3.75%	4.17%

	December 31, 2017
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Residential mortgage-backed securities:(1)
Amortized cost	$409	$819	$1,502	$7,567	$10,297
Estimated fair value	418	916	1,636	7,975	10,945
Weighted average yield(2)	4.59%	6.02%	5.32%	3.45%	3.97%

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields are calculated based on amortized cost.

As of June 30, 2018 and December 31, 2017, we did not have any available-for-sale debt securities in an unrealized loss position.
At June 30, 2018, available-for-sale debt securities with carrying values of $2.0 million and $5.8 million were pledged to secure certain deposits and repurchase agreements, respectively.
Equity Securities
Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan. At June 30, 2018 and December 31, 2017, we had $15.6 million and $12.6 million, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. At December 31, 2017, net unrealized gains of $10,000 had been recognized in AOCI. On January 1, 2018, these unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in other non-interest income. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2018 (in thousands):

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
Net gains and (losses) recognized during the period on equity securities	$108	$(104)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	162	162
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$(54)	$(266)

(4) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR LOAN LOSSES
At June 30, 2018 and December 31, 2017, loans held for investment were as follows (in thousands):

	June 30, 2018	December 31, 2017
Commercial	$10,189,832	$9,189,811
Mortgage finance	5,923,058	5,308,160
Construction	2,226,590	2,166,208
Real estate	3,868,411	3,794,577
Consumer	46,652	48,684
Leases	314,575	264,903
Gross loans held for investment	22,569,118	20,772,343
Deferred income (net of direct origination costs)	(109,339)	(97,931)
Allowance for loan losses	(179,096)	(184,655)
Total loans held for investment, net	$22,280,683	$20,489,757
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
Mortgage Finance Loans. Our mortgage finance loans consist of ownership interests purchased in single-family residential mortgages funded through our mortgage finance group. We have agreements with mortgage lenders and purchase interests in individual loans they originate. The ownership interests collateralizing our mortgage finance loans are typically held on our balance sheet for 10 to 20 days, and substantially all loans are conforming loans. Substantially all mortgage loans are underwritten consistently with established programs for permanent financing with financially sound investors. Balances as of June 30, 2018 and December 31, 2017 are stated net of $242.7 million and $171.2 million of participations sold, respectively.
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

At June 30, 2018 and December 31, 2017, we had a blanket floating lien on certain real estate-secured loans, mortgage finance loans and certain investment securities used as collateral for Federal Home Loan Bank borrowings.
Summary of Loan Loss Experience
The allowance for loan losses is comprised of general reserves, specific reserves for impaired loans and an additional qualitative reserve based on our estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We consider the allowance at June 30, 2018 to be appropriate, given management's assessment of losses inherent in the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in our market areas and other factors.
The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and non-accrual status as of June 30, 2018 and December 31, 2017 (in thousands):

June 30, 2018
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$9,945,020	$5,923,058	$2,211,981	$3,778,808	$46,493	$299,825	$22,205,185
Special mention	87,297	—	14,609	56,003	—	—	157,909
Substandard-accruing	77,929	—	—	31,057	93	13,650	122,729
Non-accrual	79,586	—	—	2,543	66	1,100	83,295
Total loans held for investment	$10,189,832	$5,923,058	$2,226,590	$3,868,411	$46,652	$314,575	$22,569,118

December 31, 2017
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$8,967,471	$5,308,160	$2,152,654	$3,706,541	$48,591	$249,865	$20,433,282
Special mention	19,958	—	13,554	53,652	—	495	87,659
Substandard-accruing	102,651	—	—	32,671	93	14,543	149,958
Non-accrual	99,731	—	—	1,713	—	—	101,444
Total loans held for investment	$9,189,811	$5,308,160	$2,166,208	$3,794,577	$48,684	$264,903	$20,772,343

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

June 30, 2018
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Additional Qualitative Reserve	Total
Beginning balance	$118,806	$—	$19,273	$34,287	$357	$3,542	$8,390	$184,655
Provision for loan losses	38,920	—	621	928	(205)	860	(3,511)	37,613
Charge-offs	43,972	—	—	—	—	—	—	43,972
Recoveries	680	—	—	32	68	20	—	800
Net charge-offs (recoveries)	43,292	—	—	(32)	(68)	(20)	—	43,172
Ending balance	$114,434	$—	$19,894	$35,247	$220	$4,422	$4,879	$179,096
Period end amount allocated to:
Loans individually evaluated for impairment	$11,772	$—	$—	$73	$11	$495	$—	$12,351
Loans collectively evaluated for impairment	102,662	—	19,894	35,174	209	3,927	4,879	166,745
Ending balance	$114,434	$—	$19,894	$35,247	$220	$4,422	$4,879	$179,096

June 30, 2017
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Additional Qualitative Reserve	Total
Beginning balance	$128,768	$—	$13,144	$19,149	$241	$1,124	$5,700	$168,126
Provision for loan losses	19,384	—	680	3,436	287	2,989	(2,559)	24,217
Charge-offs	21,543	—	—	40	180	—	—	21,763
Recoveries	3,442	—	101	53	41	8	—	3,645
Net charge-offs (recoveries)	18,101	—	(101)	(13)	139	(8)	—	18,118
Ending balance	$130,051	$—	$13,925	$22,598	$389	$4,121	$3,141	$174,225
Period end amount allocated to:
Loans individually evaluated for impairment	$28,382	$—	$—	$180	$—	$—	$—	$28,562
Loans collectively evaluated for impairment	101,669	—	13,925	22,418	389	4,121	3,141	145,663
Ending balance	$130,051	$—	$13,925	$22,598	$389	$4,121	$3,141	$174,225
The table below presents the activity in the allowance for off-balance sheet credit losses related to unfunded commitments for the three and six months ended June 30, 2018 and 2017 (in thousands). This allowance is recorded in other liabilities in the consolidated balance sheet.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Beginning balance	$9,623	$10,847	$9,071	$11,422
Provision for off-balance sheet credit losses	835	(1,642)	1,387	(2,217)
Ending balance	$10,458	$9,205	$10,458	$9,205

We have traditionally maintained an additional qualitative reserve component to compensate for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. The decrease in the additional qualitative reserve at June 30, 2018 as compared to December 31, 2017 was primarily related to the resolution of remaining uncertainty regarding the impact to our loan portfolio from Hurricanes Harvey and Irma. We believe the level of additional qualitative reserves at June 30, 2018 is warranted due to uncertainties and unpredictable factors that have produced losses, including those resulting from borrowers' misstatement of financial information or inaccurate certification of collateral values. Such losses are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses; however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of uncertainties or unpredictable events.
Our recorded investment in loans as of June 30, 2018, December 31, 2017 and June 30, 2017 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows (in thousands):

June 30, 2018
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$80,171	$—	$—	$2,543	$66	$1,100	$83,880
Loans collectively evaluated for impairment	10,109,661	5,923,058	2,226,590	3,865,868	46,586	313,475	22,485,238
Total	$10,189,832	$5,923,058	$2,226,590	$3,868,411	$46,652	$314,575	$22,569,118

December 31, 2017
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$100,676	$—	$—	$2,008	$—	$—	$102,684
Loans collectively evaluated for impairment	9,089,135	5,308,160	2,166,208	3,792,569	48,684	264,903	20,669,659
Total	$9,189,811	$5,308,160	$2,166,208	$3,794,577	$48,684	$264,903	$20,772,343

June 30, 2017
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$120,770	$—	$—	$4,514	$—	$—	$125,284
Loans collectively evaluated for impairment	8,130,182	5,183,600	2,242,562	3,565,273	39,122	274,863	19,435,602
Total	$8,250,952	$5,183,600	$2,242,562	$3,569,787	$39,122	$274,863	$19,560,886

We place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of both June 30, 2018 and December 31, 2017, none of our non-accrual loans were earning on a cash basis. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the original loan agreement. In accordance with ASC 310, Receivables, we have also included all restructured and formerly restructured loans in our impaired loan totals. The following tables detail our impaired loans, by portfolio class, as of June 30, 2018 and December 31, 2017 (in thousands):

June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$27,521	$52,966	$—	$12,449	$133
Energy	16,373	17,549	—	20,393	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	—	—	—	—	—
Commercial	1,042	1,042	—	1,074	—
Secured by 1-4 family	1,263	1,263	—	211	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$46,199	$72,820	$—	$34,127	$133
With an allowance recorded:
Commercial
Business loans	$19,038	$19,038	$5,597	$43,537	$—
Energy	17,239	18,500	6,175	32,145	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	—	—	—	98	—
Commercial	—	—	—	166	—
Secured by 1-4 family	238	238	73	138	—
Consumer	66	71	11	47	—
Leases	1,100	1,100	495	183	—
Total impaired loans with an allowance recorded	$37,681	$38,947	$12,351	$76,314	$—
Combined:
Commercial
Business loans	$46,559	$72,004	$5,597	$55,986	$133
Energy	33,612	36,049	6,175	52,538	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	—	—	—	98	—
Commercial	1,042	1,042	—	1,240	—
Secured by 1-4 family	1,501	1,501	73	349	—
Consumer	66	71	11	47	—
Leases	1,100	1,100	495	183	—
Total impaired loans	$83,880	$111,767	$12,351	$110,441	$133

December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$16,835	$18,257	$—	$22,964	$—
Energy	21,426	22,602	—	36,579	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	—	—	—	—	—
Commercial	1,096	1,096	—	2,166	—
Secured by 1-4 family	—	—	—	—	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$39,357	$41,955	$—	$61,709	$—
With an allowance recorded:
Commercial
Business loans	$18,645	$19,020	$2,544	$16,960	$—
Energy	43,770	55,875	21,772	50,867	6
Construction
Market risk	—	—	—	27	—
Real estate
Market risk	295	295	6	485	—
Commercial	499	499	75	166	—
Secured by 1-4 family	118	118	20	516	—
Consumer	—	—	—	33	—
Leases	—	—	—	14	—
Total impaired loans with an allowance recorded	$63,327	$75,807	$24,417	$69,068	$6
Combined:
Commercial
Business loans	$35,480	$37,277	$2,544	$39,924	$—
Energy	65,196	78,477	21,772	87,446	6
Construction
Market risk	—	—	—	27	—
Real estate
Market risk	295	295	6	485	—
Commercial	1,595	1,595	75	2,332	—
Secured by 1-4 family	118	118	20	516	—
Consumer	—	—	—	33	—
Leases	—	—	—	14	—
Total impaired loans	$102,684	$117,762	$24,417	$130,777	$6

Average impaired loans outstanding during the six months ended June 30, 2018 and 2017 totaled $110.4 million and $149.5 million, respectively.
The table below provides an age analysis of our loans held for investment as of June 30, 2018 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing(1)	Total Past Due	Non-accrual	Current	Total
Commercial
Business loans	$14,114	$17,188	$6,203	$37,505	$45,974	$8,750,741	$8,834,220
Energy	24,900	—	—	24,900	33,612	1,297,100	1,355,612
Mortgage finance loans	—	—	—	—	—	5,923,058	5,923,058
Construction
Market risk	489	—	—	489	—	2,151,838	2,152,327
Commercial	—	—	—	—	—	41,991	41,991
Secured by 1-4 family	—	1,610	—	1,610	—	30,662	32,272
Real estate
Market risk	1,337	—	661	1,998	—	2,728,753	2,730,751
Commercial	639	—	—	639	1,042	814,188	815,869
Secured by 1-4 family	2,745	152	493	3,390	1,501	316,900	321,791
Consumer	2	—	—	2	66	46,584	46,652
Leases	—	—	—	—	1,100	313,475	314,575
Total loans held for investment	$44,226	$18,950	$7,357	$70,533	$83,295	$22,415,290	$22,569,118

(1)
Loans past due 90 days and still accruing includes premium finance loans of $6.0 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of the contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, a reduction of the face amount of debt or forgiveness of either principal or accrued interest. At June 30, 2018 and December 31, 2017, we did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at June 30, 2018 and December 31, 2017, $9.0 million and $18.8 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally over no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with the modified terms in calendar years after the year of the restructure.

The following table summarizes the loans that were restructured during the six months ended June 30, 2018 and 2017 (in thousands):

As of and for the six months ended June 30, 2018
	Number of Restructured Loans	Balance at Restructure	Balance at Period-End
Energy loans	1	$1,370	$1,370
Total new restructured loans	1	$1,370	$1,370

As of and for the six months ended June 30, 2017
	Number of Restructured Loans	Balance at Restructure	Balance at Period-End
Energy loans	1	$1,070	$700
Commercial business loans	1	599	672
Total new restructured loans	2	$1,669	$1,372
The restructured loans generally include terms to temporarily place loans on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above loans. The restructuring of the loans did not have a significant impact on our allowance for loan losses at June 30, 2018 or 2017.
The following table provides information on how loans were modified as restructured during the six months ended June 30, 2018 and 2017 (in thousands):

	Six months ended June 30,
	2018	2017
Extended maturity	$—	$1,372
Adjusted payment schedule	1,370	—
Total	$1,370	$1,372
As of June 30, 2018 and 2017, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
(5) OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO
The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Beginning balance	$9,558	$18,833	$11,742	$18,961
Additions	—	—	—	—
Sales	(32)	(144)	(216)	(272)
Valuation allowance for OREO	—	—	(2,000)	—
Ending balance	$9,526	$18,689	$9,526	$18,689
When foreclosure occurs, the acquired asset is recorded at fair value less selling costs, generally based on appraised value, which may result in partial charge-off of the loan. Subsequent write-downs required for declines in value are recorded through a valuation allowance or taken directly against the asset and charged to other non-interest expense.

(6) CERTAIN TRANSFERS OF FINANCIAL ASSETS
Through our MCA business, we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loan sales to independent third parties or in securitization transactions to Ginnie Mae and government sponsored entities ("GSEs") such as Fannie Mae and Freddie Mac. We have elected to carry these loans at fair value based on sales commitments, market quotes or pricing models. Gains and losses on the sale of mortgage loans held for sale and changes in the fair value of the loans held for sale and related derivatives are included in other non-interest income on the consolidated statements of income and other comprehensive income. For the six months ended June 30, 2018 and 2017, losses totaled $7.4 million and $93,000, respectively.
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
The table below presents the unpaid principal balance of loans held for sale and related fair values at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Outstanding balance(1)	$1,273,889	$1,009,271
Fair value(1)	1,275,466	1,007,695
Fair value over/(under) outstanding balance	$1,577	$(1,576)

(1)	Does not include $1.3 million and $3.3 million of Small Business Administration ("SBA") loans held for sale carried at lower of cost or market as of June 30, 2018 and December 31, 2017.
No loans held for sale were on non-accrual as of June 30, 2018 or December 31, 2017. At June 30, 2018 and December 31, 2017, we had $27.9 million and $19.7 million, respectively, in outstanding balances of loans held for sale that were 90 days or more past due. The $27.9 million loans held for sale that were 90 days or more past due at June 30, 2018 included $24.1 million in loans guaranteed by U.S. government agencies that were repurchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet. Interest on these past due loans accrues at the debenture rate guaranteed by the U.S. government. Also included in the $27.9 million were $3.1 million in loans that, pursuant to Ginnie Mae servicing guidelines, we have the unilateral right, but not the obligation, to repurchase if defined delinquent loan criteria are met, and therefore must record as loans held for sale on our balance sheet regardless of whether the repurchase option has been exercised. The comparable balances at December 31, 2017 were no loans repurchased and $19.0 million in loans for which we have the unilateral right but not the obligation to repurchase.
The table below presents a reconciliation of the changes in loans held for sale for the six months ended June 30, 2018 and 2017 (in thousands):

	Six months ended June 30,
	2018	2017
Beginning balance(1)	$1,011,004	$968,929
Loans purchased	3,205,483	2,843,690
Payments and loans sold(1)	(2,942,872)	(2,976,523)
Change in fair value	3,153	9,921
Ending balance	$1,276,768	$846,017

(1)	Includes $1.3 million and $3.3 million of SBA loans held for sale carried at lower of cost or market at June 30, 2018 and December 31, 2017.

We generally retain the right to service the loans sold, creating MSRs which are recorded as assets on our balance sheet. A summary of MSR activity for the six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Six months ended June 30,
	2018	2017
MSRs:
Balance, beginning of year	$88,150	$28,536
Capitalized servicing rights	26,656	37,343
Amortization	(5,288)	(2,856)
Sales	(26,742)	—
Balance, end of period	$82,776	$63,023
Valuation allowance:
Balance, beginning of year	$2,823	$—
Increase (decrease) in valuation allowance	(2,823)	—
Balance, end of period	$—	$—
MSRs, net(1)	$82,776	$63,023
MSRs, fair value	$90,179	$64,889

(1)
MSRs are reported on the consolidated balance sheets at amortized cost, less a valuation allowance if the fair value of identified strata, determined by interest rates, within the MSR portfolio are determined to have a fair value that is less than amortized cost.

We completed a sale of Ginnie Mae MSRs in the first quarter of 2018. In anticipation of this sale, the fair value of the MSRs at December 31, 2017 was adjusted, resulting in a $2.8 million impairment charge taken in the fourth quarter of 2017.
At June 30, 2018 and December 31, 2017, our servicing portfolio of residential mortgage loans had an outstanding principal balance of $7.1 billion and $7.0 billion, respectively. In connection with the servicing of these loans, we hold deposits in the names of the investors who own the loans representing escrow funds for taxes and insurance, as well as collections in transit to the investors. These escrow funds are segregated and held in separate non-interest-bearing accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $84.5 million at June 30, 2018 and $73.4 million at December 31, 2017.
The estimated fair value of the MSR assets is obtained from an independent third party and reviewed by management on a quarterly basis. MSRs typically do not trade in an active, open market with readily observable prices; as such, the fair value of MSRs is determined using a discounted cash flow model to calculate the present value of the estimated future net servicing income. The assumptions utilized in the discounted cash flow model are based on market data for comparable assets, where available. Each quarter, management and the independent third party discuss the key assumptions used in the discounted cash flow model and make adjustments as necessary to estimate the fair value of the MSRs. As of June 30, 2018 and December 31, 2017, management used the following assumptions to determine the fair value of MSRs:

	June 30, 2018	December 31, 2017
Average discount rates	9.61%	9.90%
Expected prepayment speeds	9.04%	9.99%
Weighted average life, in years	7.5	7.0
A sensitivity analysis of changes in the fair value of our MSR portfolio resulting from certain key assumptions is presented in the following table (in thousands):

	June 30, 2018	December 31, 2017
50 bp adverse change in prepayment speed	$(12,184)	$(11,896)
100 bp adverse change in prepayment speed	(24,683)	(28,226)
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
Our estimated exposure related to loans previously sold and currently held for sale was $1.5 million at June 30, 2018 and $1.3 million at December 31, 2017 and is recorded in other liabilities in the consolidated balance sheets. We had $148,000 in losses due to repurchase, indemnification and make-whole obligations during the six months ended June 30, 2018 and $7,000 in losses during the six months ended June 30, 2017.
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
The table below summarizes our off-balance sheet financial instruments whose contract amounts represented credit risk (in thousands):

	June 30, 2018	December 31, 2017
Commitments to extend credit	$7,254,475	$6,957,847
Standby letters of credit	244,962	230,958
At June 30, 2018 and December 31, 2017, we had $10.5 million and $9.1 million, respectively, in allowance for off-balance sheet credit losses related to these off-balance sheet commitments recorded in other liabilities in the consolidated balance sheets.
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
Quantitative measures established by these regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of June 30, 2018, that the Company and the Bank met all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of June 30, 2018 and December 31, 2017. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material adverse effect on our financial condition and results of operations.
Because our Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

The table below summarizes our actual and required capital ratios under the Basel III Capital Rules:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of June 30, 2018:
CET1
Company	$2,173,815	8.32%	$1,665,009	6.38%	$1,828,245	7.00%	N/A	N/A
Bank	2,178,607	8.35%	1,662,918	6.38%	1,825,950	7.00%	1,695,525	6.50%
Total capital (to risk-weighted assets)
Company	2,902,789	11.11%	2,579,132	9.88%	2,742,368	10.50%	N/A	N/A
Bank	2,749,018	10.54%	2,575,893	9.88%	2,738,925	10.50%	2,608,500	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,431,650	9.31%	2,056,776	7.88%	2,220,012	8.50%	N/A	N/A
Bank	2,336,442	8.96%	2,054,193	7.88%	2,217,225	8.50%	2,086,800	8.00%
Tier 1 capital (to average assets)(1)
Company	2,431,650	9.89%	983,476	4.00%	983,476	4.00%	N/A	N/A
Bank	2,336,442	9.51%	982,989	4.00%	982,989	4.00%	1,228,736	5.00%
As of December 31, 2017:
CET1
Company	$2,033,830	8.45%	$1,384,448	5.75%	$1,685,464	7.00%	N/A	N/A
Bank	1,992,152	8.28%	1,383,475	5.75%	1,684,231	7.00%	1,563,929	6.50%
Total capital (to risk-weighted assets)
Company	2,768,153	11.50%	2,227,221	9.25%	2,528,196	10.50%	N/A	N/A
Bank	2,567,961	10.67%	2,225,591	9.25%	2,526,347	10.50%	2,406,044	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,293,016	9.52%	1,745,659	7.25%	2,046,635	8.50%	N/A	N/A
Bank	2,151,338	8.94%	1,744,382	7.25%	2,045,138	8.50%	1,924,835	8.00%
Tier 1 capital (to average assets)(1)
Company	2,293,016	9.15%	1,002,494	4.00%	1,002,494	4.00%	N/A	N/A
Bank	2,151,338	8.59%	1,002,144	4.00%	1,002,144	4.00%	1,252,680	5.00%

(1)
The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, it should be noted that the Federal Reserve Board and the FDIC may require the Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.

Our mortgage finance loan volumes can increase significantly at month end, causing a meaningful difference between ending balance and average balance for any period. At June 30, 2018, our total mortgage finance loans were $5.9 billion compared to the average for the three months ended June 30, 2018 of $4.9 billion. As CET1, Tier 1 and total capital ratios are calculated using quarter-end risk-weighted assets and our mortgage finance loans are 100% risk-weighted (excluding MCA mortgage loans held for sale, which receive lower risk weights), the quarter-end fluctuation in these balances can significantly impact our reported ratios. Due to the actual risk profile and liquidity of this asset class, we manage capital allocated to mortgage finance loans based on changing trends in average balances and do not believe that the quarter-end balance is representative of risk characteristics that would justify higher allocations. However, we continue to monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels.
Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital

Rules further limit the amount of dividends that may be paid by our Bank. No dividends were declared or paid on our common stock during the six months ended June 30, 2018 or 2017.
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
The table below summarizes our stock-based compensation expense for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Stock-settled awards:
SARs	$43	$74	$93	$146
RSUs	2,078	1,714	3,974	3,307
Restricted stock	13	4	24	8
Cash-settled performance units	3,092	2,603	7,106	5,493
Total	$5,226	$4,395	$11,197	$8,954

(in thousands)	June 30, 2018
Unrecognized compensation expense related to unvested stock-settled awards	$15,335
Weighted average period over which expense is expected to be recognized, in years	2.9
(10) INCOME TAXES
The Tax Cuts and Jobs Act (the "Tax Act") enacted in December 2017 reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Act, we re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded in 2017 related to the re-measurement of our deferred tax asset was $17.6 million, and no further adjustments were made during the six months ended June 30, 2018.
The reconciliation of our total effective income tax rate to the U.S. federal statutory tax rate for the six months ended June 30, 2018 and 2017 is as follows:

	Six months ended June 30,
	2018	2017
U.S. statutory rate	21%	35%
State taxes	1%	1%
Non-deductible expenses	1%	—%
Non-taxable income	(1)%	(1)%
Other	(1)%	(1)%
Effective tax rate	21%	34%
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

Assets and liabilities measured at fair value at June 30, 2018 and December 31, 2017 are as follows (in thousands):

	Fair Value Measurements Using
June 30, 2018	Level 1	Level 2	Level 3
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$8,785	$—
Equity securities(1)(2)	8,711	6,912	—
Loans held for sale (3)	—	1,247,537	27,929
Loans held for investment(4)(6)	—	—	22,165
OREO(5)(6)	—	—	9,526
Derivative assets(7)	—	21,740	—
Derivative liabilities(7)	—	25,516	—
Non-qualified deferred compensation plan liabilities (8)	9,192	—	—

December 31, 2017
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$10,945	$—
Equity securities(1)(2)	5,460	7,106	—
Loans held for sale(3)	—	1,007,695	—
Loans held for investment(4)(6)	—	—	21,216
OREO(5)(6)	—	—	11,742
Derivative assets(7)	—	16,719	—
Derivative liabilities(7)	—	17,377	—
Non-qualified deferred compensation plan liabilities (8)	5,587	—	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly.

(2)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.

(3)	Loans held for sale, excluding SBA loans which are carried at lower of cost or market, are measured at fair value on a recurring basis, generally monthly.

(4)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(5)	OREO is transferred from loans to OREO at fair value less selling costs.

(6)	Loans held for investment and OREO are measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.

(7)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.

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
Loans held for sale
The following table presents a reconciliation for the three and six months ended June 30, 2018 of loans held for sale measured at fair value on a recurring basis using Level 3 inputs (in thousands):

				Net Realized/Unrealized Gains (Losses)
				Recorded in Earnings(1)
	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three months ended June 30, 2018
Loans held for sale	$34,251	$1,437	$(7,988)	$161	$68	$27,929

Six months ended June 30, 2018
Loans held for sale	$—	$37,529	$(7,988)	$(1,680)	$68	$27,929

(1)	Recorded in other non-interest income.
The fair value of loans held for sale using Level 3, or unobservable inputs, include loans that cannot be sold through normal sale channels and thus require significant management judgment or estimation when determining the fair value. The fair value of such loans is generally based upon quoted prices of comparable loans with a liquidity discount applied. At June 30, 2018, the fair value of these loans was calculated using a weighted-average discounted price of 94.3%.
Loans held for investment
At June 30, 2018 and December 31, 2017, certain impaired loans held for investment were reported at fair value through a specific allocation of the allowance for loan losses based upon the fair value of the underlying collateral. The $22.2 million fair value of loans held for investment at June 30, 2018 reported above includes impaired loans held for investment with a carrying value of $30.1 million that were reduced by specific allowance allocations totaling $7.9 million based on collateral valuations utilizing Level 3 valuation inputs. The $21.2 million fair value of loans held for investment at December 31, 2017 reported above includes impaired loans with a carrying value of $32.2 million that were reduced by specific valuation allowance allocations totaling $11.0 million based on collateral valuations utilizing Level 3 valuation inputs. Fair values were based on third party appraisals, which are Level 3 valuation inputs.
OREO
Certain foreclosed assets, upon initial recognition, are recorded at fair value less estimated selling costs. At June 30, 2018 and December 31, 2017, OREO had a carrying value of $11.5 million and $11.7 million, respectively, net of a $2.0 million specific valuation allowance at June 30, 2018 and no valuation allowance at December 31, 2017. The fair value of OREO was computed based on third party appraisals, which are Level 3 valuation inputs.

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
A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$3,462,794	$3,462,794	$2,905,591	$2,905,591
Investment securities	8,711	8,711	5,460	5,460
Level 2 inputs:
Investment securities	15,697	15,697	18,051	18,051
Loans held for sale	1,248,839	1,248,839	1,011,004	1,011,004
Derivative assets	21,740	21,740	16,719	16,719
Level 3 inputs:
Loans held for sale	27,929	27,929	—	—
Loans held for investment, net	22,280,683	22,258,008	20,489,757	20,480,802
Financial liabilities:
Level 2 inputs:
Federal funds purchased	510,221	510,221	359,338	359,338
Customer repurchase agreements	10,628	10,628	5,702	5,702
Other borrowings	4,000,000	4,000,000	2,800,000	2,800,000
Subordinated notes	281,586	283,268	281,406	285,485
Derivative liabilities	25,516	25,516	17,377	17,377
Level 3 inputs:
Deposits	20,334,871	21,258,150	19,123,180	19,124,121
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
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
We also enter into loan purchase commitment contracts with mortgage originators to purchase residential mortgage loans at a future date, as well as forward sales commitment contracts to sell residential mortgage loans at a future date as part of our MCA program. The objective of these transactions is to mitigate our exposure to interest rate risk associated with the purchase of mortgage loans held for sale. Any changes in fair value are recorded in other non-interest expense in the consolidated statements of income and other comprehensive income.

The notional amounts and estimated fair values of interest rate derivative positions outstanding at June 30, 2018 and December 31, 2017 are presented in the following tables (in thousands):

	June 30, 2018			December 31, 2017
	Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging interest rate derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$1,514,867	$17,079	$6,239	$1,393,764	$4,736	$15,482
Commercial loan/lease interest rate caps	245,667	992	18	242,700	421	7
Foreign currency forward contracts	53,871	1,794	58	2,466	4	69
Customer counterparties:
Commercial loan/lease interest rate swaps	1,514,867	6,239	17,079	1,393,764	15,482	4,736
Commercial loan/lease interest rate caps	245,667	18	992	242,700	7	421
Foreign currency forward contracts	53,871	58	1,794	2,466	69	4
Economic hedging interest rate derivatives:
Loan purchase commitments	204,057	1,089	21	253,815	635	190
Forward sales commitments	1,361,500	—	4,844	1,086,224	—	1,103
Gross derivatives		27,269	31,045		21,354	22,012
Offsetting derivative assets/liabilities		(5,529)	(5,529)		(4,635)	(4,635)
Net derivatives included in the consolidated balance sheets		$21,740	$25,516		$16,719	$17,377
The weighted average received and paid interest rates for interest rate swaps outstanding at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018 Weighted Average Interest Rate		December 31, 2017 Weighted Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	3.85%	4.17%	3.59%	4.34%
The weighted average strike rate for outstanding interest rate caps was 2.38% at June 30, 2018 and 2.40% at December 31, 2017.
Our credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Our credit exposure associated with these instruments, net of any collateral pledged, was approximately $12.9 million at June 30, 2018 and approximately $16.7 million at December 31, 2017. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values, as well as for changes in the value of forward sales commitments. At June 30, 2018, we had pledged to counterparties $6.7 million in cash collateral for these derivatives, of which $2.8 million was included in interest-bearing deposits in other banks and $3.9 million was included in accrued interest receivable and other assets, and counterparties had pledged to us $11.1 million in cash collateral included in interest-bearing deposit liabilities. At December 31, 2017, we had pledged to counterparties $15.2 million in cash collateral for these derivatives, of which $14.0 million was included in interest-bearing deposits in other banks and $1.2 million was included in accrued interest receivable and other assets.
We also enter into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are either a participant or a lead bank. The risk participation agreements entered into by us as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. We are party to 14 risk participation agreements where we are a participant bank having a notional amount of $130.2 million at June 30, 2018, compared to 15 risk participation agreements having a notional amount of $157.1 million at December 31, 2017. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $157,000 at June 30, 2018 and $221,000 at December 31, 2017. The fair value of these exposures was insignificant to the consolidated financial statements at both June 30, 2018 and December 31, 2017. Risk participation agreements entered into by us as the lead bank provide credit protection to us should the borrower fail to perform on its interest rate derivative contract with us. We are party to 11 risk participation agreements where we are the lead bank having a notional amount of $126.5 million at June 30, 2018, compared to 10 agreements having a notional amount of $86.3 million at December 31, 2017.
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
ASU 2016-02 "Leases (Topic 842)" ("ASU 2016-02") requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 will be effective for us on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of the earliest period presented with the option to elect certain practical expedients. We are currently implementing a third party software solution to assist with the accounting under the new standard. Our operating leases relate primarily to office space and bank branches. We expect recorded assets and liabilities to increase upon adoption of the standard as it relates to operating leases in which we are the lessee.

QUARTERLY FINANCIAL SUMMARIES – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended June 30, 2018			For the three months ended June 30, 2017
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Investment securities – taxable	$24,514	$193	3.15%	$65,049	$287	1.77%
Federal funds sold and securities purchased under resale agreements	166,613	745	1.79%	174,264	434	1.00%
Interest-bearing deposits in other banks	1,498,474	6,467	1.73%	2,250,330	5,824	1.04%
Loans held for sale	1,516,047	17,026	4.50%	845,623	8,235	3.91%
Loans held for investment, mortgage finance	4,898,411	47,056	3.85%	3,805,831	33,399	3.52%
Loans held for investment(1)(2)	15,883,317	216,755	5.47%	13,718,739	161,369	4.72%
Less reserve for loan losses	189,238	—	—	170,957	—	—
Loans held for investment, net	20,592,490	263,811	5.14%	17,353,613	194,768	4.50%
Total earning assets	23,798,138	288,242	4.86%	20,688,879	209,548	4.06%
Cash and other assets	808,099			632,097
Total assets	$24,606,237			$21,320,976
Liabilities and Stockholders’ Equity
Transaction deposits	$2,889,834	$10,295	1.43%	$2,008,872	$2,893	0.58%
Savings deposits	7,784,937	25,454	1.31%	6,952,317	12,940	0.75%
Time deposits	979,735	3,858	1.58%	455,542	700	0.62%
Total interest-bearing deposits	11,654,506	39,607	1.36%	9,416,731	16,533	0.70%
Other borrowings	2,113,391	10,149	1.93%	1,456,737	3,627	1.00%
Subordinated notes	281,527	4,191	5.97%	281,167	4,191	5.98%
Trust preferred subordinated debentures	113,406	1,193	4.22%	113,406	881	3.12%
Total interest-bearing liabilities	14,162,830	55,140	1.56%	11,268,041	25,232	0.90%
Demand deposits	8,017,578			7,863,402
Other liabilities	100,074			102,653
Stockholders’ equity	2,325,755			2,086,880
Total liabilities and stockholders’ equity	$24,606,237			$21,320,976
Net interest income(2)		$233,102			$184,316
Net interest margin			3.93%			3.57%
Net interest spread			3.30%			3.16%
Loan spread(3)			4.18%			4.04%

(1)	The loan averages include non-accrual loans and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

	For the six months ended June 30, 2018			For the six months ended June 30, 2017
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Investment securities – taxable	$24,186	$399	3.32%	$48,569	$511	2.12%
Investment securities – non-taxable(2)	—	—	—%	111	3	4.85%
Federal funds sold and securities purchased under resale agreements	213,865	1,790	1.69%	225,303	964	0.86%
Interest-bearing deposits in other banks	1,898,484	15,221	1.62%	2,778,360	12,391	0.90%
Loans held for sale	1,352,728	29,561	4.41%	954,368	17,770	3.75%
Loans held for investment, mortgage finance	4,500,414	84,418	3.78%	3,284,594	56,504	3.47%
Loans held for investment(1)(2)	15,655,585	412,088	5.31%	13,351,681	306,387	4.63%
Less reserve for loan losses	186,752	—	—	170,143	—	—
Loans held for investment, net	19,969,247	496,506	5.01%	16,466,132	362,891	4.44%
Total earning assets	23,458,510	543,477	4.67%	20,472,843	394,530	3.89%
Cash and other assets	802,831			619,500
Total assets	$24,261,341			$21,092,343
Liabilities and Stockholders’ Equity
Transaction deposits	$2,841,662	$18,946	1.34%	$2,008,638	$5,086	0.51%
Savings deposits	7,883,051	47,412	1.21%	6,970,929	23,423	0.68%
Time deposits	744,363	4,951	1.34%	441,733	1,317	0.60%
Total interest-bearing deposits	11,469,076	71,309	1.25%	9,421,300	29,826	0.64%
Other borrowings	1,918,734	16,798	1.77%	1,395,551	5,900	0.85%
Subordinated notes	281,482	8,382	6.00%	281,122	8,382	6.01%
Trust preferred subordinated debentures	113,406	2,220	3.95%	113,406	1,711	3.04%
Total interest-bearing liabilities	13,782,698	98,709	1.44%	11,211,379	45,819	0.82%
Demand deposits	8,082,290			7,706,243
Other liabilities	105,356			110,222
Stockholders’ equity	2,290,997			2,064,499
Total liabilities and stockholders’ equity	$24,261,341			$21,092,343
Net interest income(2)		$444,768			$348,711
Net interest margin			3.82%			3.43%
Net interest spread			3.23%			3.07%
Loan spread(3)			4.15%			4.02%

(1)	The loan averages include non-accrual loans and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The following discussion and analysis presents the significant factors affecting our financial condition as of June 30, 2018 and December 31, 2017 and results of operations for the three and six month periods ended June 30, 2018 and 2017. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing in Part I, Item 1 of this report.

Results of Operations
Summary of Performance
We reported net income of $71.4 million and net income available to common stockholders of $69.0 million, or $1.38 per diluted common share, for the second quarter of 2018 compared to net income of $51.1 million and net income available to common stockholders of $48.7 million, or $0.97 per diluted common share, for the second quarter of 2017. Return on average common equity (“ROE”) was 12.72% and return on average assets ("ROA") was 1.16% for the second quarter of 2018, compared to 10.08% and 0.96%, respectively, for the second quarter of 2017. The increase in ROE and ROA for the quarter resulted primarily from an increase in net interest income and decrease in income tax expense caused by a decrease in income tax rates as a result of the Tax Cuts and Jobs Act (the "Tax Act") which became effective on January 1, 2018, offset by increases in the provision for credit losses and non-interest expense.
Net income and net income available to common stockholders for the six months ended June 30, 2018 totaled $143.4 million and $138.5 million, respectively, or $2.76 per diluted common share, compared to net income and net income available to common stockholders of $93.6 million and $88.8 million, respectively, or $1.77 per diluted common share, for the same period in 2017. ROE was 13.05% and ROA was 1.19% for the six months ended June 30, 2018 compared to 9.35% and 0.90%, respectively, for the same period in 2017. The increase in ROE and ROA for the first half of 2018 resulted primarily from an increase in net interest income and a decrease in income tax expense caused by a decline in income tax rates as a result of the Tax Act, offset by increases in the provision for credit losses and non-interest expense.
Net income increased $20.3 million, or 40%, for the three months ended June 30, 2018, as compared to the same period in 2017. The increase was primarily the result of a $48.8 million increase in net interest income and a $7.4 million decrease in income tax expense, offset by a $14.0 million increase in the provision for credit losses, and a $20.3 million increase in non-interest expense. Net income increased $49.7 million, or 53% for the six months ended June 30, 2018, as compared to the same period in 2017. The increase was primarily the result of a $95.7 million increase in net interest income and a $10.9 million decrease in income tax expense, offset by a $17.0 million increase in the provision for credit losses and a $41.2 million increase in non-interest expense.
Details of the changes in the various components of net income are discussed below.

Net Interest Income
Net interest income was $231.7 million for the second quarter of 2018, compared to $183.0 million for the second quarter of 2017. The increase was due to an increase in average earning assets of $3.1 billion as compared to the second quarter of 2017, as well as the effect of increases in interest rates on loan yields. The increase in average earning assets included a $670.4 million increase in average loans held for sale and a $3.2 billion increase in average net loans held for investment, offset by a $40.5 million decrease in average investment securities and a $759.5 million decrease in average liquidity assets. For the quarter ended June 30, 2018, average net loans held for investment, liquidity assets and loans held for sale represented approximately 87%, 7% and 6%, respectively, of average earning assets compared to approximately 85%, 11% and 4% for the same quarter of 2017.
Average interest-bearing liabilities for the quarter ended June 30, 2018 increased $2.9 billion from the second quarter of 2017, which included a $2.2 billion increase in average interest-bearing deposits and a $656.7 million increase in other borrowings. Average demand deposits were $8.0 billion for the quarter ended June 30, 2018, compared to $7.9 billion for the same period of 2017. The average cost of total deposits and borrowed funds increased to 0.92% for the second quarter of 2018 compared to 0.43% for the same period of 2017. The cost of interest-bearing liabilities increased from 0.90% for the quarter ended June 30, 2017 to 1.56% for the same period of 2018.

Net interest income was $442.0 million for the six months ended June 30, 2018, compared to $346.3 million for the same period of 2017. The increase was due to an increase in average earning assets of $3.0 billion as compared to the six months ended June 30, 2017, as well as the effect of increases in interest rates on loan yields. The increase in average earning assets included a $398.4 million increase in average loans held for sale and a $3.5 billion increase in average net loans held for investment, offset by a $24.5 million decrease in average securities and a $891.3 million decrease in average liquidity assets. For the six months ended June 30, 2018, average net loans held for investment, liquidity assets and loans held for sale represented approximately 85%, 9% and 6%, respectively, of average earning assets compared to approximately 80%, 15% and 5% for the same period of 2017.
Average interest-bearing liabilities for the six months ended June 30, 2018 increased $2.6 billion from the same period of 2017, which included a $2.0 billion increase in average interest-bearing deposits and a $523.2 million increase in other borrowings. Average demand deposits increased from $7.7 billion for the six months ended June 30, 2017 to $8.1 billion for the six months ended June 30, 2018. The average cost of total deposits and borrowed funds increased to 0.83% for the six months ended June 30, 2018 compared to 0.39% for the same period of 2017. The cost of interest-bearing liabilities increased from 0.82% for the six months ended June 30, 2017 to 1.44% for the same period of 2018.
The following table (in thousands) presents changes in taxable-equivalent net interest income between the three and six month periods ended June 30, 2018 and 2017 and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and changes due to differences in the average interest rate on those assets and liabilities.

	Three months ended June 30, 2018/2017			Six months ended June 30, 2018/2017
	Net	Change Due To(1)		Net	Change Due To(1)
	Change	Volume	Yield/Rate(2)	Change	Volume	Yield/Rate(2)
Interest income:
Investment securities	$(94)	$(179)	$85	$(115)	$(237)	$122
Loans held for sale	8,791	6,535	2,256	11,791	7,638	4,153
Loans held for investment, mortgage finance loans	13,657	9,588	4,069	27,914	20,826	7,088
Loans held for investment	55,386	25,472	29,914	105,701	52,780	52,921
Federal funds sold and securities purchased under resale agreements	311	(19)	330	826	(48)	874
Interest-bearing deposits in other banks	643	(1,949)	2,592	2,830	(3,940)	6,770
Total	78,694	39,448	39,246	148,947	77,019	71,928
Interest expense:
Transaction deposits	7,402	1,274	6,128	13,860	2,125	11,735
Savings deposits	12,514	1,557	10,957	23,989	3,050	20,939
Time deposits	3,158	810	2,348	3,634	924	2,710
Other borrowings	6,522	1,637	4,885	10,898	2,298	8,600
Long-term debt	312	5	307	509	10	499
Total	29,908	5,283	24,625	52,890	8,407	44,483
Net interest income	$48,786	$34,165	$14,621	$96,057	$68,612	$27,445

(1)	Yield/rate and volume variances are allocated to yield/rate.

(2)	Taxable equivalent rates are used where applicable.
Net interest margin, which is defined as the ratio of net interest income to average earning assets, was 3.93% for the second quarter of 2018 compared to 3.57% for the second quarter of 2017. The year-over-year increase was due primarily to the increase in total loans held for investment, improved asset composition and the effect of increases in interest rates on loan yields attributable to our asset-sensitive balance sheet. The yield on total loans held for investment increased to 5.14% for the second quarter of 2018 compared to 4.50% for the second quarter of 2017 and the yield on earning assets increased to 4.86% for the second quarter of 2018 compared to 4.06% for the second quarter of 2017. Funding costs, including demand deposits and borrowed funds, increased to 0.92% for the second quarter of 2018 compared to 0.43% for the second quarter of 2017. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.94% for the second quarter of 2018 compared to 3.63% for the second quarter of 2017. The increase resulted primarily from increases in interest rates and increases in the higher yielding loan components of earning assets. Total funding costs, including all deposits, long-term debt and stockholders’ equity, increased to 0.90% for the second quarter of 2018 compared to 0.48% for the second quarter of 2017.
Non-interest Income
The components of non-interest income were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Service charges on deposit accounts	$3,005	$3,067	$6,142	$6,112
Wealth management and trust fee income	2,007	1,402	3,931	2,759
Bank owned life insurance (BOLI) income	657	481	1,316	947
Brokered loan fees	5,815	5,809	10,983	11,487
Servicing income	4,967	3,700	10,459	5,901
Swap fees	1,352	954	2,914	2,757
Other	(524)	3,356	1,481	5,916
Total non-interest income	$17,279	$18,769	$37,226	$35,879
Non-interest income decreased $1.5 million during the three months ended June 30, 2018 compared to the same period of 2017. This decrease was primarily due to a $3.9 million decrease in other non-interest income attributable to a decrease in gain on sale of MCA loans, offset by a $1.3 million increase in servicing income attributable to an increase in MSRs.

Non-interest income increased $1.3 million during the six months ended June 30, 2018 compared to the same period of 2017. This increase was primarily due to a $4.6 million increase in servicing income attributable to an increase in MSRs as well as a $1.2 million increase in wealth management and trust fee income due to an increase in assets under management. These increases were offset by a $4.4 million decrease in other non-interest income compared to the same period of 2017 primarily attributable to a decrease in gain on sale of MCA loans.
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
Non-interest Expense
The components of non-interest expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Salaries and employee benefits	$72,404	$63,154	$144,941	$126,157
Net occupancy expense	7,356	6,515	14,590	12,626
Marketing	10,236	6,157	18,913	11,107
Legal and professional	11,654	7,127	19,184	14,580
Communications and technology	7,143	11,906	13,776	18,412
FDIC insurance assessment	6,257	4,603	12,360	10,597
Servicing related expenses	4,367	2,682	8,172	4,432
Allowance and other carrying costs for OREO	176	71	2,331	210
Other(1)	12,538	9,599	24,824	19,787
Total non-interest expense	$132,131	$111,814	$259,091	$217,908

(1)
Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, due from bank charges and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the second quarter of 2018 increased $20.3 million, or 18%, to $132.1 million from $111.8 million in the second quarter of 2017. The increase is primarily due to increases in salaries and employee benefits, marketing, legal and professional, FDIC insurance assessment and other non-interest expenses, all of which were attributable to general business growth. Servicing related expenses for the second quarter of 2018 increased $1.7 million compared to the second quarter of 2017 primarily due to an increase in MSRs, which are being amortized. Offsetting these increases was a $4.8 million decrease in communications and technology expense primarily related to a technology write-off taken in the second quarter of 2017.
Non-interest expense for the six months ended June 30, 2018 increased $41.2 million, or 19%, to $259.1 million from $217.9 million for the six months ended June 30, 2017. The increase is primarily due to increases in salaries and employee benefits, net occupancy expense, marketing, legal and professional, FDIC insurance assessment and other non-interest expenses, all of which were attributable to general business growth. Servicing related expenses for the six months ended June 30, 2018 increased $3.7 million compared to the six months ended June 30, 2017 primarily due to an increase in MSRs, which are being amortized. We also recorded a $2.0 million OREO valuation allowance during the six months ended June 30, 2018. Offsetting these increases was a $4.6 million decrease in communications and technology expense primarily related to a technology write-off taken in the second quarter of 2017.
Analysis of Financial Condition
Loans Held for Investment
Loans were as follows as of the dates indicated (in thousands):

	June 30, 2018	December 31, 2017
Commercial	$10,189,832	$9,189,811
Mortgage finance	5,923,058	5,308,160
Construction	2,226,590	2,166,208
Real estate	3,868,411	3,794,577
Consumer	46,652	48,684
Leases	314,575	264,903
Gross loans held for investment	22,569,118	20,772,343
Deferred income (net of direct origination costs)	(109,339)	(97,931)
Allowance for loan losses	(179,096)	(184,655)
Total loans held for investment, net	$22,280,683	$20,489,757
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
We originate a substantial majority of all loans held for investment, excluding mortgage finance loans. We also participate in syndicated loan relationships, both as a participant and as an agent. As of June 30, 2018, we had $3.0 billion in syndicated loans, $1.1 billion of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of June 30, 2018, $36.0 million of our syndicated loans were on non-accrual.
Portfolio Geographic Concentration
More than 50% of our loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas. However, as of June 30, 2018, a majority of our loans held for investment, excluding our mortgage finance loans and other national lines of business, were to businesses with headquarters and operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We also make loans to these customers that are secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for loan losses.

Summary of Loan Loss Experience
The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. We recorded a provision for credit losses of $27.0 million during the second quarter of 2018 compared to $13.0 million in the second quarter of 2017 and $12.0 million in the first quarter of 2018. The increase in provision recorded during the second quarter of 2018 compared to the same period in 2017 was primarily related to loan growth, as well as credit deterioration in four loans, all of which were identified as non-accrual loans as of March 31, 2018.
The allowance for credit losses, including the allowance for losses on unfunded commitments reported on the consolidated balance sheet in other liabilities, totaled $189.6 million at June 30, 2018, $193.7 million at December 31, 2017 and $183.4 million at June 30, 2017. The combined allowance as a percentage of loans held for investment excluding mortgage finance loans decreased to 1.15% at June 30, 2018 from 1.26% at December 31, 2017 and 1.28% at June 30, 2017 as a result of strong loan growth and overall positive trends in the credit quality of our portfolio.
The allowance for credit losses results from consistent application of our loan loss reserve methodology. At June 30, 2018, we believe the allowance is appropriate and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the appropriateness of the allowance for loan losses change, our estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

Activity in the allowance for loan losses is presented in the following table (in thousands, except percentage and multiple data):

	Six months ended June 30, 2018	Year ended December 31, 2017	Six months ended June 30, 2017
Allowance for loan losses:
Beginning balance	$184,655	$168,126	$168,126
Loans charged-off:
Commercial	43,972	34,145	21,543
Construction	—	59	—
Real estate	—	290	40
Consumer	—	180	180
Leases	—	—	—
Total charge-offs	43,972	34,674	21,763
Recoveries:
Commercial	680	4,593	3,442
Construction	—	104	101
Real estate	32	75	53
Consumer	68	70	41
Leases	20	10	8
Total recoveries	800	4,852	3,645
Net charge-offs	43,172	29,822	18,118
Provision for loan losses	37,613	46,351	24,217
Ending balance	$179,096	$184,655	$174,225
Allowance for off-balance sheet credit losses:
Beginning balance	$9,071	$11,422	$11,422
Provision for off-balance sheet credit losses	1,387	(2,351)	(2,217)
Ending balance	$10,458	$9,071	$9,205
Total allowance for credit losses	$189,554	$193,726	$183,430
Total provision for credit losses	$39,000	$44,000	$22,000
Allowance for loan losses to LHI	0.80%	0.89%	0.90%
Allowance for loan losses to LHI excluding mortgage finance loans	1.08%	1.20%	1.22%
Net charge-offs to average LHI(1)	0.43%	0.16%	0.22%
Net charge-offs to average LHI excluding mortgage finance loans(1)	0.56%	0.21%	0.27%
Total provision for credit losses to average LHI(1)	0.39%	0.24%	0.27%
Total provision for credit losses to average LHI excluding mortgage finance loans(1)	0.50%	0.31%	0.33%
Recoveries to total charge-offs	1.82%	13.99%	16.83%
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.14%	0.13%	0.14%
Total allowance for credit losses to LHI	0.84%	0.94%	0.94%
Total allowance for credit losses to LHI excluding mortgage finance loans	1.15%	1.26%	1.28%
Allowance for loan losses to non-accrual loans	2.2x	1.8x	1.4x

(1)	Interim period ratios are annualized.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type and by type of property securing the credit and OREO (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017

Non-accrual loans:(1)
Commercial
Oil and gas properties	$33,612	$64,192	$78,824
Assets of the borrowers	18,973	7,571	15,305
Inventory	24,829	24,399	23,297
Other	2,172	3,569	2,142
Total commercial	79,586	99,731	119,568
Real estate
Commercial property	1,042	1,096	2,591
Unimproved land and/or developed residential lots	—	—	—
Single family residences	1,263	—	1,294
Other	238	617	277
Total real estate	2,543	1,713	4,162
Consumer	66	—	—
Leases	1,100	—	—
Total non-accrual loans	83,295	101,444	123,730
Repossessed assets:
OREO(2)	9,526	11,742	18,689
Other repossessed assets	—	—	—
Total non-performing assets	$92,821	$113,186	$142,419
Loans held for investment past due 90 days and accruing(3)	$7,357	$8,429	$11,077

Loans held for sale past due 90 days and accruing(4)	$27,858	$19,737	$—

(1)	As of June 30, 2018, December 31, 2017 and June 30, 2017, non-accrual loans included $9.0 million, $18.8 million and $16.7 million, respectively, in loans that met the criteria for restructured.

(2)	At June 30, 2018, there was a $2.0 million valuation allowance recorded against the OREO balance, compared to none at December 31, 2017 and June 30, 2017.

(3)	At June 30, 2018, December 31, 2017 and June 30, 2017, loans past due 90 days and still accruing include premium finance loans of $6.0 million, $5.5 million and $6.3 million, respectively.

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

Total non-performing loans at June 30, 2018 decreased $40.4 million from June 30, 2017 and decreased $18.1 million from December 31, 2017, primarily related to the charge-off of four loans in the second quarter of 2018. One of the loans is energy-related, two are leveraged health care and one is general commercial and industrial.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At June 30, 2018, we had $27.4 million in loans of this type, compared to $49.1 million at December 31, 2017, which were not included in either non-accrual or 90 days past due categories.

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

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase investment securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), which take into account the demonstrated marketability of assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost effectiveness. For the year ended December 31, 2017 and for the six months ended June 30, 2018 our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from Federal funds purchased and Federal Home Loan Bank ("FHLB") borrowings, which are generally used to fund mortgage finance assets.
Liquidity assets were $3.3 billion at June 30, 2018, and continue to be significant as a result of deposit growth and increases in borrowing capacity related to our mortgage finance loans. The following table summarizes the composition of liquidity assets (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017
Federal funds sold and securities purchased under resale agreements	$39,000	$30,000	$25,000
Interest-bearing deposits in other banks	3,249,107	2,697,581	2,117,658
Total liquidity assets	$3,288,107	$2,727,581	$2,142,658

Total liquidity assets as a percent of:
Total loans held for investment, excluding mortgage finance loans	19.9%	17.8%	15.0%
Total loans held for investment	14.6%	13.2%	11.0%
Total earning assets	12.2%	11.2%	9.6%
Total deposits	16.2%	14.3%	12.4%
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

	June 30, 2018	December 31, 2017	June 30, 2017
Deposits from core customers	$17,404.4	$17,100.8	$15,766.1
Deposits from core customers as a percent of total deposits	85.6%	89.4%	91.2%
Relationship brokered deposits	$1,902.3	$2,022.4	$1,526.1
Relationship brokered deposits as a percent of total deposits	9.3%	10.6%	8.8%
Traditional brokered deposits	$1,028.2	$—	$—
Traditional brokered deposits as a percent of total deposits	5.1%	—%	—%
Average deposits from core customers(1)	$17,406.2	$16,806.9	$15,700.8
Average deposits from core customers as a percent of total quarterly average deposits(1)	89.0%	91.1%	91.7%
Average relationship brokered deposits(1)	$1,891.6	$1,647.0	$1,426.8
Average relationship brokered deposits as a percent of total quarterly average deposits(1)	9.7%	8.9%	8.3%
Average traditional brokered deposits(1)	$253.6	$—	$—
Average traditional brokered deposits as a percent of total quarterly average deposits(1)	1.3%	—%	—%

(1)	Annual averages presented for December 31, 2017.
We have access to sources of traditional brokered deposits that we estimate to be $3.0 billion. Based on our internal guidelines, we have chosen to limit our use of these sources to a lesser amount. Customer deposits (total deposits, including relationship brokered deposits, minus brokered CDs) at June 30, 2018 increased by $183.5 million from December 31, 2017 and increased $2.0 billion from June 30, 2017.
We have short-term borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our mortgage finance assets, due to their liquidity, short duration and interest spreads available. These borrowing sources include Federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, and advances from the FHLB and the Federal Reserve. The following table summarizes our short-term borrowings as of June 30, 2018 (in thousands):

Federal funds purchased	$510,221
Repurchase agreements	10,628
FHLB borrowings	4,000,000
Line of credit	—
Total short-term borrowings	$4,520,849
Maximum short-term borrowings outstanding at any month-end during 2018	$4,520,849
The following table summarizes our other borrowing capacities in excess of balances outstanding at June 30, 2018 (in thousands):

FHLB borrowing capacity relating to loans	$4,433,623
FHLB borrowing capacity relating to investment securities	938
Total FHLB borrowing capacity	$4,434,561
Unused Federal funds lines available from commercial banks	$700

The following table summarizes our long-term borrowings as of June 30, 2018 (in thousands):

Subordinated notes	$281,586
Trust preferred subordinated debentures	113,406
Total long-term borrowings	$394,992
Our unsecured, revolving, non-amortizing line of credit has maximum availability of $130.0 million, matured on December 19, 2017, and was renewed on December 19, 2017 with a maturity date of December 18, 2018. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. As of June 30, 2018 and December 31, 2017, there were no borrowings outstanding.
Our equity capital, including $150 million in preferred stock, averaged $2.3 billion for the six months ended June 30, 2018, as compared to $2.1 billion for the same period in 2017. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
As of June 30, 2018, our capital ratios were above the levels required to be well capitalized. We believe that our earnings, periodic capital raising transactions and the addition of loan and deposit relationships will allow us to continue to grow organically.

Commitments and Contractual Obligations
The following table presents significant fixed and determinable contractual payment obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of June 30, 2018, our significant fixed and determinable contractual obligations to third parties, excluding interest, were as follows (in thousands):

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
Deposits without a stated maturity	$18,853,162	$—	$—	$—	$18,853,162
Time deposits	1,458,047	22,841	321	500	1,481,709
Federal funds purchased and customer repurchase agreements	520,849	—	—	—	520,849
FHLB borrowings	4,000,000	—	—	—	4,000,000
Operating lease obligations(1)	16,813	30,908	25,117	12,691	85,529
Subordinated notes	—	—	—	281,586	281,586
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total contractual obligations	$24,848,871	$53,749	$25,438	$408,183	$25,336,241

(1)	Non-balance sheet item.
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
The responsibility for managing market risk rests with the BSMC, which operates under policy guidelines established by our board of directors. The negative acceptable variation in net interest revenue due to a 200 basis point increase or decrease in interest rates is generally limited by these guidelines to plus or minus 10-15%. These guidelines also establish maximum levels for short-term borrowings, short-term assets and public and brokered deposits. They also establish minimum levels for liquidity, among other things. Oversight of our compliance with these guidelines is the ongoing responsibility of the BSMC, with exceptions reported to the Risk Management Committee, and to our board of directors if deemed necessary, on a quarterly basis. Additionally, the Credit Policy Committee ("CPC") specifically manages risk relative to commodity price market risks. The CPC establishes maximum portfolio concentration levels for energy loans as well as maximum advance rates for energy collateral.
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of June 30, 2018, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest-rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
June 30, 2018
(In thousands)

	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Interest-bearing deposits in other banks, federal funds sold and securities purchased under resale agreements	$3,288,107	$—	—	$—	$3,288,107
Investment securities(1)	7,982	13,626	2,744	56	24,408
Total variable loans	19,763,373	69,949	343	1,596	19,835,261
Total fixed loans	588,636	1,681,084	420,788	1,320,117	4,010,625
Total loans(2)	20,352,009	1,751,033	421,131	1,321,713	23,845,886
Total interest sensitive assets	$23,648,098	$1,764,659	$423,875	$1,321,769	$27,158,401
Liabilities:
Interest-bearing customer deposits	$10,176,841	$—	$—	$—	$10,176,841
CDs & IRAs	204,488	1,253,559	22,841	821	1,481,709
Traditional brokered deposits	1,028,196	—	—	—	1,028,196
Total interest-bearing deposits	11,409,525	1,253,559	22,841	821	12,686,746
Repurchase agreements, Federal funds purchased, FHLB borrowings, line of credit	4,520,849	—	—	—	4,520,849
Subordinated notes	—	—	—	281,586	281,586
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	4,520,849	—	—	394,992	4,915,841
Total interest sensitive liabilities	$15,930,374	$1,253,559	$22,841	$395,813	$17,602,587
Gap	$7,717,724	$511,100	$401,034	$925,956	$—
Cumulative Gap	7,717,724	8,228,824	8,629,858	9,555,814	9,555,814

Demand deposits					$7,648,125
Stockholders’ equity					2,343,530
Total					$9,991,655

(1)	Investment securities based on fair market value.

(2)	Loans are stated at gross.
The table above sets forth the balances as of June 30, 2018 for interest-bearing assets, interest-bearing liabilities and the total of non-interest-bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and loan and deposit account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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

For modeling purposes, as of June 30, 2018, the “shock test” scenarios assume a sustained parallel 100 and 200 basis point increase in interest rates, as well as a 100 basis point decrease in rates. As of June 30, 2017, the scenarios assumed a sustained parallel 100 and 200 basis point increase in interest rates. As short-term rates remained low through 2017, we did not believe that analysis of an assumed decrease in interest rates would provide meaningful results.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario			Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	100 bp Increase	200 bp Increase	100 bp Decrease	100 bp Increase	200 bp Increase
	June 30, 2018			June 30, 2017
Change in net interest income	$111,535	$223,577	$(121,095)	$119,929	$241,922
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

101
The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: July 19, 2018

/s/ Julie Anderson
Julie Anderson
Chief Financial Officer
(Duly authorized officer and principal financial officer)