Form 10-Q
period 2018-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2018-10-18
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On October 17, 2018, the number of shares set forth below was outstanding with respect to each of the issuer’s classes of common stock:

Common Stock, par value $0.01 per share 50,181,585

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended September 30, 2018

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$169,481	$178,010
Interest-bearing deposits in other banks	2,585,570	2,697,581
Federal funds sold and securities purchased under resale agreements	30,000	30,000
Investment securities	117,389	23,511
Loans held for sale ($1,651.9 million and $1,007.7 million at September 30, 2018 and December 31, 2017, respectively, at fair value)	1,651,930	1,011,004
Loans held for investment, mortgage finance	5,477,787	5,308,160
Loans held for investment (net of unearned income)	16,569,538	15,366,252
Less: Allowance for loan losses	190,306	184,655
Loans held for investment, net	21,857,019	20,489,757
Mortgage servicing rights, net	86,359	85,327
Premises and equipment, net	24,004	25,176
Accrued interest receivable and other assets	586,668	516,239
Goodwill and intangible assets, net	18,687	19,040
Total assets	$27,127,107	$25,075,645
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$7,031,460	$7,812,660
Interest-bearing	13,354,177	11,310,520
Total deposits	20,385,637	19,123,180
Accrued interest payable	17,218	7,680
Other liabilities	215,909	182,212
Federal funds purchased and repurchase agreements	486,818	365,040
Other borrowings	3,200,000	2,800,000
Subordinated notes, net	281,677	281,406
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	24,700,665	22,872,924
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares – 10,000,000
Issued shares – 6,000,000 shares issued at September 30, 2018 and December 31, 2017	150,000	150,000
Common stock, $.01 par value:
Authorized shares – 100,000,000
Issued shares – 50,177,677 and 49,643,761 at September 30, 2018 and December 31, 2017, respectively	502	496
Additional paid-in capital	965,286	961,305
Retained earnings	1,312,038	1,090,500
Treasury stock – shares at cost: 417 at September 30, 2018 and December 31, 2017	(8)	(8)
Accumulated other comprehensive income, net of taxes	(1,376)	428
Total stockholders’ equity	2,426,442	2,202,721
Total liabilities and stockholders’ equity	$27,127,107	$25,075,645
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME – UNAUDITED
(In thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest income
Interest and fees on loans	$291,189	$229,116	$814,500	$607,386
Investment securities	1,161	341	1,560	853
Federal funds sold and securities purchased under resale agreements	1,018	642	2,808	1,606
Interest-bearing deposits in other banks	8,386	7,544	23,607	19,935
Total interest income	301,754	237,643	842,475	629,780
Interest expense
Deposits	52,034	22,435	123,343	52,261
Federal funds purchased	1,800	891	4,434	1,869
Other borrowings	10,317	4,835	24,481	9,757
Subordinated notes	4,191	4,191	12,573	12,573
Trust preferred subordinated debentures	1,237	930	3,457	2,641
Total interest expense	69,579	33,282	168,288	79,101
Net interest income	232,175	204,361	674,187	550,679
Provision for credit losses	13,000	20,000	52,000	42,000
Net interest income after provision for credit losses	219,175	184,361	622,187	508,679
Non-interest income
Service charges on deposit accounts	3,477	3,211	9,619	9,323
Wealth management and trust fee income	2,065	1,627	5,996	4,386
Bank owned life insurance (BOLI) income	643	615	1,959	1,562
Brokered loan fees	6,141	6,152	17,124	17,639
Servicing income	4,987	4,486	15,446	10,387
Swap fees	1,355	647	4,269	3,404
Other	6,850	2,265	8,331	8,181
Total non-interest income	25,518	19,003	62,744	54,882
Non-interest expense
Salaries and employee benefits	77,327	67,882	222,268	194,039
Net occupancy expense	8,362	6,436	22,952	19,062
Marketing	10,214	7,242	29,127	18,349
Legal and professional	10,764	6,395	29,948	20,975
Communications and technology	7,435	6,002	21,211	24,414
FDIC insurance assessment	6,524	6,203	18,884	16,800
Servicing related expenses	4,207	3,897	12,379	8,329
Allowance and other carrying costs for other real estate owned (OREO)	(1,864)	105	467	315
Other	13,174	10,668	37,998	30,455
Total non-interest expense	136,143	114,830	395,234	332,738
Income before income taxes	108,550	88,534	289,697	230,823
Income tax expense	22,998	29,850	60,764	78,502
Net income	85,552	58,684	228,933	152,321
Preferred stock dividends	2,438	2,438	7,313	7,313
Net income available to common stockholders	$83,114	$56,246	$221,620	$145,008
Other comprehensive income (loss)
Change in net unrealized gain (loss) on available-for-sale debt securities arising during period, before-tax	$(2,223)	$52	$(2,390)	$22
Income tax expense (benefit) related to net unrealized gain on available-for-sale debt securities	(467)	18	(502)	8
Other comprehensive income (loss), net of tax	(1,756)	34	(1,888)	14
Comprehensive income	$83,796	$58,718	$227,045	$152,335

Basic earnings per common share	$1.66	$1.13	$4.45	$2.93
Diluted earnings per common share	$1.65	$1.12	$4.41	$2.89
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands except share data)

	Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
Balance at December 31, 2016 (audited)	6,000,000	$150,000	49,504,079	$495	$955,468	$903,187	(417)	$(8)	$415	$2,009,557
Comprehensive income:
Net income	—	—	—	—	—	152,321	—	—	—	152,321
Change in unrealized gain on available-for-sale securities, net of taxes of $8	—	—	—	—	—	—	—	—	14	14
Total comprehensive income										152,335
Stock-based compensation expense recognized in earnings	—	—	—	—	5,717	—	—	—	—	5,717
Preferred stock dividend	—	—	—	—	—	(7,313)	—	—	—	(7,313)
Issuance of stock related to stock-based awards	—	—	84,568	1	(1,934)	—	—	—	—	(1,933)
Issuance of common stock related to warrants	—	—	33,595	—	—	—	—	—	—	—
Balance at September 30, 2017	6,000,000	$150,000	49,622,242	$496	$959,251	$1,048,195	(417)	$(8)	$429	$2,158,363

Balance at December 31, 2017 (audited)	6,000,000	$150,000	49,643,761	$496	$961,305	$1,090,500	(417)	$(8)	$428	$2,202,721
Impact of adoption of new accounting standards(1)	—	—	—	—	—	(82)	—	—	84	2
Comprehensive income:
Net income	—	—	—	—	—	228,933	—	—	—	228,933
Change in unrealized gain/loss on available-for-sale debt securities, net of taxes of $502	—	—	—	—	—	—	—	—	(1,888)	(1,888)
Total comprehensive income										227,045
Stock-based compensation expense recognized in earnings	—	—	—	—	6,383	—	—	—	—	6,383
Preferred stock dividend	—	—	—	—	—	(7,313)	—	—	—	(7,313)
Issuance of stock related to stock-based awards	—	—	97,061	1	(2,397)	—	—	—	—	(2,396)
Issuance of common stock related to warrants	—	—	436,855	5	(5)	—	—	—	—	—
Balance at September 30, 2018	6,000,000	$150,000	50,177,677	$502	$965,286	$1,312,038	(417)	$(8)	$(1,376)	$2,426,442

(1)	Represents the impact of adopting Accounting Standard Update ("ASU") 2018-02 and ASU 2016-01. See Note 1 to the consolidated financial statements for more information.
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	Nine months ended September 30,
	2018	2017
Operating activities
Net income	$228,933	$152,321
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	52,000	42,000
Depreciation and amortization	24,776	19,624
Increase (decrease) in valuation allowance on mortgage servicing rights	(2,823)	216
Bank owned life insurance (BOLI) income	(1,959)	(1,562)
Stock-based compensation expense	15,633	15,021
Purchases and originations of loans held for sale	(5,012,188)	(4,315,065)
Proceeds from sales and repayments of loans held for sale	4,321,485	4,282,910
Proceeds from sale of MSRs	22,439	—
Net loss on sale of loans held for sale and other assets	8,182	1,005
Technology write-off	—	5,285
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(79,107)	(68,672)
Accrued interest payable and other liabilities	33,920	8,434
Net cash provided by (used in) operating activities	(388,709)	141,517
Investing activities
Purchases of available-for-sale investment securities	(99,295)	(97,381)
Maturities and calls of available-for-sale securities	—	94,775
Principal payments received on available-for-sale securities	2,998	3,278
Originations of mortgage finance loans	(73,661,362)	(62,284,036)
Proceeds from pay-offs of mortgage finance loans	73,491,735	61,139,089
Net increase in loans held for investment, excluding mortgage finance loans	(1,248,423)	(1,856,253)
Purchase of premises and equipment, net	(5,655)	(9,056)
Proceeds from sale of foreclosed assets, net	13,645	767
Net cash used in investing activities	(1,506,357)	(3,008,817)
Financing activities
Net increase in deposits	1,262,457	2,064,426
Costs from issuance of stock related to stock-based awards and warrants	(2,396)	(1,933)
Preferred dividends paid	(7,313)	(7,313)
Net increase in other borrowings	400,000	500,000
Net increase in Federal funds purchased and repurchase agreements	121,778	(26,079)
Net cash provided by financing activities	1,774,526	2,529,101
Net decrease in cash and cash equivalents	(120,540)	(338,199)
Cash and cash equivalents at beginning of period	2,905,591	2,839,352
Cash and cash equivalents at end of period	$2,785,051	$2,501,153
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$158,750	$80,037
Cash paid during the period for income taxes	64,225	72,485
Transfers from loans/leases to OREO and other repossessed assets	—	—
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
(1) OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Business
Texas Capital Bancshares, Inc. (the “Company”), a Delaware corporation, was incorporated in November 1996 and commenced banking operations in December 1998. The consolidated financial statements of the Company include the accounts of Texas Capital Bancshares, Inc. and its wholly owned subsidiary, Texas Capital Bank, National Association (the “Bank”). We serve the needs of commercial businesses and successful professionals and entrepreneurs located in Texas as well as operate several lines of business serving a regional and national clientèle of commercial borrowers. We are primarily a secured lender with a majority of our loans being made to businesses headquartered or with operations in Texas. At the same time, our national lines of business continue to provide specialized lending products,as well as treasury services, deposit products and other complementary banking services, to businesses throughout the United States.
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

•
Wealth management and trust fee income - this represents monthly fees due from wealth management customers as consideration for managing the customers' assets. Wealth management and trust services include custody of assets, investment management, escrow services, fees for trust services and similar fiduciary activities. Revenue is recognized when our performance obligation is completed each month, which is generally the time that payment is received. Also included are fees received from third party broker-dealers as part of a revenue-sharing agreement for fees earned from customers that we refer to the third party. These fees are paid to us by the third party on a quarterly basis and recognized ratably throughout the quarter as our performance obligation is satisfied.

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

Investment Securities
Investment securities include available-for-sale debt securities and equity securities at fair value.
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
Available-for-Sale
Available-for-sale debt securities are stated at fair value, with the unrealized gains and losses reported as a separate component of AOCI, net of tax. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and accretion is included in interest income from securities. Realized gains and losses and declines in value judged to be other-than-temporary are included in gain (loss) on sale of securities. In estimating other-than-temporary impairment losses, we consider, among other things, length of time and the extent to which the fair value have been less than cost, the financial condition and near-term prospects of the issuer and the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any time anticpated recovery in fair value. The cost of securities sold is based on the specific identification method.
All debt securities are available-for-sale as of September 30, 2018 and December 31, 2017.
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

(2) EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands except share data):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$85,552	$58,684	$228,933	$152,321
Preferred stock dividends	2,438	2,438	7,313	7,313
Net income available to common stockholders	83,114	56,246	$221,620	145,008
Denominator:
Denominator for basic earnings per share—weighted average shares	50,163,433	49,607,028	49,853,515	49,573,456
Effect of employee stock-based awards(1)	207,391	214,468	240,376	235,011
Effect of warrants to purchase common stock	10,525	429,370	115,537	431,551
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	50,381,349	50,250,866	50,209,428	50,240,018
Basic earnings per common share	$1.66	$1.13	$4.45	$2.93
Diluted earnings per common share	$1.65	$1.12	$4.41	$2.89

(1)
SARs and RSUs outstanding of 4,000 at September 30, 2018 and 6,200 at September 30, 2017 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

(3) INVESTMENT SECURITIES
Available-for-Sale Debt Securities
The following is a summary of available-for-sale debt securities (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Residential mortgage-backed securities	$7,299	$410	$—	$7,709
Tax-exempt asset-backed securities	95,521	—	(2,152)	93,369
	$102,820	$410	$(2,152)	$101,078

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Residential mortgage-backed securities	$10,297	$648	$—	$10,945
During the third quarter of 2018, we purchased a $95.5 million tax-exempt security backed with underlying cash flows from municipal revenue bonds. The security was recorded as available-for-sale upon purchase and subsequently marked to fair value as of quarter end.
The amortized cost and estimated fair value of available-for-sale debt securities are presented below by contractual maturity (in thousands, except percentage data):

	September 30, 2018
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Residential mortgage-backed securities:(1)
Amortized cost	12	1,727	—	5,560	7,299
Estimated fair value	13	1,846	—	5,850	7,709
Weighted average yield(3)	6.23%	5.55%	—%	3.79%	4.21%
Tax-exempt asset-backed securities:(1)
Amortized cost	—	—	—	95,521	95,521
Estimated fair value	—	—	—	93,369	93,369
Weighted average yield(2)(3)	—%	—%	—%	4.25%	4.25%
Total available-for-sale debt securities:
Amortized cost					$102,820
Estimated fair value					$101,078

	December 31, 2017
	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
Residential mortgage-backed securities:(1)
Amortized cost	$409	$819	$1,502	$7,567	$10,297
Estimated fair value	418	916	1,636	7,975	10,945
Weighted average yield(3)	4.59%	6.02%	5.32%	3.45%	3.97%

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 21% federal tax rate.

(3)	Yields are calculated based on amortized cost.

The following table discloses as of September 30, 2018 our available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

September 30, 2018	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Tax-exempt asset-backed
securities	$93,369	$(2,152)	$—	$—	$93,369	$(2,152)

At September 30, 2018, we had three available-for-sale debt securities in an unrealized loss position. We do not believe these unrealized losses are "other than temporary." We have evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and based on that evaluation we have determined that we have the ability and intent to hold the investments until recovery of fair value.
At December 31, 2017, we did not have any available-for-sale debt securities in an unrealized loss position.
At September 30, 2018, available-for-sale debt securities with carrying values of $1.9 million and $5.1 million were pledged to secure certain deposits and repurchase agreements, respectively.
Equity Securities
Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan. At September 30, 2018 and December 31, 2017, we had $16.3 million and $12.6 million, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. At December 31, 2017, net unrealized gains of $10,000 had been recognized in AOCI. On January 1, 2018, these unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in other non-interest income. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2018 (in thousands):

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Net gains and (losses) recognized during the period on equity securities	$253	$149
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	18	180
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$235	$(31)

(4) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR LOAN LOSSES
At September 30, 2018 and December 31, 2017, loans held for investment were as follows (in thousands):

	September 30, 2018	December 31, 2017
Commercial	$10,116,945	$9,189,811
Mortgage finance	5,477,787	5,308,160
Construction	2,263,463	2,166,208
Real estate	3,924,682	3,794,577
Consumer	51,692	48,684
Leases	319,411	264,903
Gross loans held for investment	22,153,980	20,772,343
Deferred income (net of direct origination costs)	(106,655)	(97,931)
Allowance for loan losses	(190,306)	(184,655)
Total loans held for investment, net	$21,857,019	$20,489,757
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
Mortgage Finance Loans. Our mortgage finance loans consist of ownership interests purchased in single-family residential mortgages funded through our mortgage finance group. We have agreements with mortgage lenders and purchase interests in individual loans they originate. The ownership interests collateralizing our mortgage finance loans are typically held on our balance sheet for 10 to 20 days, and substantially all loans are conforming loans. Substantially all mortgage loans are underwritten consistently with established programs for permanent financing with financially sound investors. Balances as of September 30, 2018 and December 31, 2017 are stated net of $174.1 million and $171.2 million of participations sold, respectively.
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

At September 30, 2018 and December 31, 2017, we had a blanket floating lien on certain real estate-secured loans, mortgage finance loans and certain investment securities used as collateral for Federal Home Loan Bank borrowings.
Summary of Loan Loss Experience
The allowance for loan losses is comprised of general reserves, specific reserves for impaired loans and an additional qualitative reserve based on our estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We consider the allowance at September 30, 2018 to be appropriate, given management's assessment of losses inherent in the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in our market areas and other factors.
The following tables summarize the credit risk profile of our loan portfolio by internally assigned grades and non-accrual status as of September 30, 2018 and December 31, 2017 (in thousands):

September 30, 2018
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$9,851,525	$5,477,787	$2,250,650	$3,845,393	$50,064	$318,969	$21,794,388
Special mention	96,168	—	12,813	44,486	—	442	153,909
Substandard-accruing	64,295	—	—	32,288	1,568	—	98,151
Non-accrual	104,957	—	—	2,515	60	—	107,532
Total loans held for investment	$10,116,945	$5,477,787	$2,263,463	$3,924,682	$51,692	$319,411	$22,153,980

December 31, 2017
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Grade:
Pass	$8,967,471	$5,308,160	$2,152,654	$3,706,541	$48,591	$249,865	$20,433,282
Special mention	19,958	—	13,554	53,652	—	495	87,659
Substandard-accruing	102,651	—	—	32,671	93	14,543	149,958
Non-accrual	99,731	—	—	1,713	—	—	101,444
Total loans held for investment	$9,189,811	$5,308,160	$2,166,208	$3,794,577	$48,684	$264,903	$20,772,343

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

September 30, 2018
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Additional Qualitative Reserve	Total
Beginning balance	$118,806	$—	$19,273	$34,287	$357	$3,542	$8,390	$184,655
Provision for loan losses	55,808	—	331	(1,635)	757	(1,425)	(3,048)	50,788
Charge-offs	45,273	—	—	—	767	319	—	46,359
Recoveries	1,069	—	—	43	78	32	—	1,222
Net charge-offs (recoveries)	44,204	—	—	(43)	689	287	—	45,137
Ending balance	$130,410	$—	$19,604	$32,695	$425	$1,830	$5,342	$190,306
Period end amount allocated to:
Loans individually evaluated for impairment	$30,855	$—	$—	$70	$10	$—	$—	$30,935
Loans collectively evaluated for impairment	99,555	—	19,604	32,625	415	1,830	5,342	159,371
Ending balance	$130,410	$—	$19,604	$32,695	$425	$1,830	$5,342	$190,306

September 30, 2017
(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Additional Qualitative Reserve	Total
Beginning balance	$128,768	$—	$13,144	$19,149	$241	$1,124	$5,700	$168,126
Provision for loan losses	21,388	—	4,431	12,948	221	2,774	1,899	43,661
Charge-offs	32,146	—	59	290	180	—	—	32,675
Recoveries	3,574	—	104	74	56	9	—	3,817
Net charge-offs (recoveries)	28,572	—	(45)	216	124	(9)	—	28,858
Ending balance	$121,584	$—	$17,620	$31,881	$338	$3,907	$7,599	$182,929
Period end amount allocated to:
Loans individually evaluated for impairment	$24,410	$—	$—	$26	$—	$—	$—	$24,436
Loans collectively evaluated for impairment	97,174	—	17,620	31,855	338	3,907	7,599	158,493
Ending balance	$121,584	$—	$17,620	$31,881	$338	$3,907	$7,599	$182,929
The table below presents the activity in the allowance for off-balance sheet credit losses related to unfunded commitments for the three and nine months ended September 30, 2018 and 2017 (in thousands). This allowance is recorded in other liabilities in the consolidated balance sheet.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Beginning balance	$10,458	$9,205	$9,071	$11,422
Provision for off-balance sheet credit losses	(175)	556	1,212	(1,661)
Ending balance	$10,283	$9,761	$10,283	$9,761

We have traditionally maintained an additional qualitative reserve component to compensate for the uncertainty and complexity in estimating loan and lease losses including factors and conditions that may not be fully reflected in the determination and application of the allowance allocation percentages. The decrease in the additional qualitative reserve at September 30, 2018 as compared to December 31, 2017 was primarily related to the resolution of remaining uncertainty regarding the impact to our loan portfolio from Hurricanes Harvey and Irma. We believe the level of additional qualitative reserves at September 30, 2018 is warranted due to uncertainties and unpredictable factors that have produced losses, including those resulting from borrowers' misstatement of financial information or inaccurate certification of collateral values. Such losses are not necessarily correlated with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses; however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of uncertainties or unpredictable events.
Our recorded investment in loans as of September 30, 2018, December 31, 2017 and September 30, 2017 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows (in thousands):

September 30, 2018
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$105,522	$—	$—	$9,057	$60	$—	$114,639
Loans collectively evaluated for impairment	10,011,423	5,477,787	2,263,463	3,915,625	51,632	319,411	22,039,341
Total	$10,116,945	$5,477,787	$2,263,463	$3,924,682	$51,692	$319,411	$22,153,980

December 31, 2017
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$100,676	$—	$—	$2,008	$—	$—	$102,684
Loans collectively evaluated for impairment	9,089,135	5,308,160	2,166,208	3,792,569	48,684	264,903	20,669,659
Total	$9,189,811	$5,308,160	$2,166,208	$3,794,577	$48,684	$264,903	$20,772,343

September 30, 2017
	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Leases	Total
Loans individually evaluated for impairment	$117,426	$—	$—	$2,117	$—	$—	$119,543
Loans collectively evaluated for impairment	8,693,399	5,642,285	2,099,355	3,681,447	70,436	259,720	20,446,642
Total	$8,810,825	$5,642,285	$2,099,355	$3,683,564	$70,436	$259,720	$20,566,185

We place loans on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible. If collectability is questionable, then cash payments are applied to principal. As of both September 30, 2018 and December 31, 2017, none of our non-accrual loans were earning interest income on a cash basis. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the original loan agreement. In accordance with ASC 310, Receivables, we have also included all restructured and formerly restructured loans in our impaired loan totals. The following tables detail our impaired loans, by portfolio class, as of September 30, 2018 and December 31, 2017 (in thousands):

September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$14,669	$21,428	$—	$16,045	$133
Energy	12,777	13,953	—	18,653	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	—	—	—	—	—
Commercial	7,557	7,557	—	1,787	—
Secured by 1-4 family	1,263	1,263	—	561	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$36,266	$44,201	$—	$37,046	$133
With an allowance recorded:
Commercial
Business loans	$59,618	$78,304	$24,180	$39,880	$—
Energy	18,458	19,718	6,675	27,312	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	—	—	—	66	—
Commercial	—	—	—	111	—
Secured by 1-4 family	237	237	70	171	—
Consumer	60	60	10	53	—
Leases	—	—	—	367	—
Total impaired loans with an allowance recorded	$78,373	$98,319	$30,935	$67,960	$—
Combined:
Commercial
Business loans	$74,287	$99,732	$24,180	$55,925	$133
Energy	31,235	33,671	6,675	45,965	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	—	—	—	66	—
Commercial	7,557	7,557	—	1,898	—
Secured by 1-4 family	1,500	1,500	70	732	—
Consumer	60	60	10	53	—
Leases	—	—	—	367	—
Total impaired loans	$114,639	$142,520	$30,935	$105,006	$133

December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial
Business loans	$16,835	$18,257	$—	$22,964	$—
Energy	21,426	22,602	—	36,579	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	—	—	—	—	—
Commercial	1,096	1,096	—	2,166	—
Secured by 1-4 family	—	—	—	—	—
Consumer	—	—	—	—	—
Leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$39,357	$41,955	$—	$61,709	$—
With an allowance recorded:
Commercial
Business loans	$18,645	$19,020	$2,544	$16,960	$—
Energy	43,770	55,875	21,772	50,867	6
Construction
Market risk	—	—	—	27	—
Real estate
Market risk	295	295	6	485	—
Commercial	499	499	75	166	—
Secured by 1-4 family	118	118	20	516	—
Consumer	—	—	—	33	—
Leases	—	—	—	14	—
Total impaired loans with an allowance recorded	$63,327	$75,807	$24,417	$69,068	$6
Combined:
Commercial
Business loans	$35,480	$37,277	$2,544	$39,924	$—
Energy	65,196	78,477	21,772	87,446	6
Construction
Market risk	—	—	—	27	—
Real estate
Market risk	295	295	6	485	—
Commercial	1,595	1,595	75	2,332	—
Secured by 1-4 family	118	118	20	516	—
Consumer	—	—	—	33	—
Leases	—	—	—	14	—
Total impaired loans	$102,684	$117,762	$24,417	$130,777	$6

Average impaired loans outstanding during the nine months ended September 30, 2018 and 2017 totaled $105.0 million and $135.9 million, respectively.
The table below provides an age analysis of our loans held for investment as of September 30, 2018 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing(1)	Total Past Due	Non-accrual	Current	Total
Commercial
Business loans	$51,154	$4,304	$9,882	$65,340	$73,722	$8,488,962	$8,628,024
Energy	13,000	2,281	—	15,281	31,235	1,442,405	1,488,921
Mortgage finance loans	—	—	—	—	—	5,477,787	5,477,787
Construction
Market risk	—	—	—	—	—	2,182,653	2,182,653
Commercial	—	—	—	—	—	53,116	53,116
Secured by 1-4 family	—	—	—	—	—	27,694	27,694
Real estate
Market risk	3,471	—	1,413	4,884	—	2,759,177	2,764,061
Commercial	4,192	—	—	4,192	1,015	814,646	819,853
Secured by 1-4 family	1,538	85	—	1,623	1,500	337,645	340,768
Consumer	—	—	—	—	60	51,632	51,692
Leases	92	—	—	92	—	319,319	319,411
Total loans held for investment	$73,447	$6,670	$11,295	$91,412	$107,532	$21,955,036	$22,153,980

(1)
Loans past due 90 days and still accruing includes premium finance loans of $8.2 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of the contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, a reduction of the face amount of debt or forgiveness of either principal or accrued interest. At September 30, 2018 and December 31, 2017, we did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at September 30, 2018 and December 31, 2017, $22.5 million and $18.8 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally over no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with the modified terms in calendar years after the year of the restructure.

The following table summarizes the loans that were restructured during the nine months ended September 30, 2018 and 2017 (in thousands):

As of and for the nine months ended September 30, 2018
	Number of Restructured Loans	Balance at Restructure	Balance at Period-End
Energy loans	5	$12,358	$12,332
Commercial business loans	2	2,582	2,582
Total new restructured loans	7	$14,940	$14,914

As of and for the nine months ended September 30, 2017
	Number of Restructured Loans	Balance at Restructure	Balance at Period-End
Energy loans	1	$1,070	$—
Commercial business loans	1	599	721
Total new restructured loans	2	$1,669	$721
The restructured loans generally include terms to temporarily place loans on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above loans. The restructuring of the loans did not have a significant impact on our allowance for loan losses at September 30, 2018 or 2017.
The following table provides information on how loans were modified as restructured during the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine months ended September 30,
	2018	2017
Extended maturity	$—	$721
Adjusted payment schedule	14,914	—
Total	$14,914	$721
As of September 30, 2018 and 2017, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
(5) OREO AND VALUATION ALLOWANCE FOR LOSSES ON OREO
The table below presents a summary of the activity related to OREO (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Beginning balance	$9,526	$18,689	$11,742	$18,961
Additions	—	—	—	—
Sales	(11,447)	(457)	(11,663)	(729)
Valuation allowance for OREO	2,000	(101)	—	(101)
Ending balance	$79	$18,131	$79	$18,131
During the third quarter of 2018, we sold our largest OREO property and recorded a $2.0 million gain on sale, as well as a reversal of a $2.0 million valuation allowance that was recorded on the property during the first quarter of 2018. The gain on sale was recorded in other non-interest income and the reversal of the valuation allowance was recorded in other non-interest expense.
When foreclosure occurs, the acquired asset is recorded at fair value less selling costs, generally based on appraised value, which may result in partial charge-off of the loan. Subsequent write-downs required for declines in value are recorded through a valuation allowance or taken directly against the asset and charged to other non-interest expense.

(6) CERTAIN TRANSFERS OF FINANCIAL ASSETS
Through our MCA business, we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loan sales to independent third parties or in securitization transactions to Ginnie Mae and government sponsored entities ("GSEs") such as Fannie Mae and Freddie Mac. We have elected to carry these loans at fair value based on sales commitments, market quotes or pricing models. Gains and losses on the sale of mortgage loans held for sale and changes in the fair value of the loans held for sale and related derivatives are included in other non-interest income on the consolidated statements of income and other comprehensive income. For the nine months ended September 30, 2018 and 2017, losses totaled $7.8 million and $1.0 million, respectively.
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
The table below presents the unpaid principal balance of loans held for sale and related fair values at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Outstanding balance(1)	$1,658,630	$1,009,271
Fair value(1)	1,651,930	1,007,695
Fair value over/(under) outstanding balance	$(6,700)	$(1,576)

(1)	Does not include $3.3 million of Small Business Administration ("SBA") loans held for sale carried at lower of cost or market as of December 31, 2017.
No loans held for sale were on non-accrual as of September 30, 2018 or December 31, 2017. At September 30, 2018 and December 31, 2017, we had $25.2 million and $19.7 million, respectively, in outstanding balances of loans held for sale that were 90 days or more past due. The $25.2 million loans held for sale that were 90 days or more past due at September 30, 2018 included $19.8 million in loans guaranteed by U.S. government agencies that were repurchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet. Interest on these past due loans accrues at the debenture rate guaranteed by the U.S. government. Also included in the $25.2 million were $5.0 million in loans that, pursuant to Ginnie Mae servicing guidelines, we have the unilateral right, but not the obligation, to repurchase if defined delinquent loan criteria are met, and therefore must record as loans held for sale on our balance sheet regardless of whether the repurchase option has been exercised. The comparable balances at December 31, 2017 were no loans repurchased and $19.0 million in loans for which we have the unilateral right but not the obligation to repurchase.
The table below presents a reconciliation of the changes in loans held for sale for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine months ended September 30,
	2018	2017
Beginning balance	$1,011,004	$968,929
Loans purchased	5,012,188	4,315,065
Payments and loans sold	(4,366,138)	(4,337,919)
Change in fair value	(5,124)	9,908
Ending balance	$1,651,930	$955,983

We generally retain the right to service the loans sold, creating MSRs which are recorded as assets on our balance sheet. A summary of MSR activity for the nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Nine months ended September 30,
	2018	2017
MSRs:
Balance, beginning of year	$88,150	$28,536
Capitalized servicing rights	32,871	54,614
Amortization	(7,920)	(5,304)
Sales	(26,742)	—
Balance, end of period	$86,359	$77,846
Valuation allowance:
Balance, beginning of year	$2,823	$—
Increase (decrease) in valuation allowance	(2,823)	216
Balance, end of period	$—	$216
MSRs, net(1)	$86,359	$77,630
MSRs, fair value	$98,391	$78,940

(1)
MSRs are reported on the consolidated balance sheets at amortized cost, less a valuation allowance if the fair value of identified strata, determined by interest rates, within the MSR portfolio are determined to have a fair value that is less than amortized cost.

We completed a sale of Ginnie Mae MSRs in the first quarter of 2018. In anticipation of this sale, the fair value of the MSRs at December 31, 2017 was adjusted, resulting in a $2.8 million impairment charge taken in the fourth quarter of 2017 that was subsequently reversed upon completion of the sale in the first quarter of 2018.
At September 30, 2018 and December 31, 2017, our servicing portfolio of residential mortgage loans had an outstanding principal balance of $7.3 billion and $7.0 billion, respectively. In connection with the servicing of these loans, we hold deposits in the names of the investors who own the loans representing escrow funds for taxes and insurance, as well as collections in transit to the investors. These escrow funds are segregated and held in separate non-interest-bearing accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $96.5 million at September 30, 2018 and $73.4 million at December 31, 2017.
The estimated fair value of the MSR assets is obtained from an independent third party and reviewed by management on a quarterly basis. MSRs typically do not trade in an active, open market with readily observable prices; as such, the fair value of MSRs is determined using a discounted cash flow model to calculate the present value of the estimated future net servicing income. The assumptions utilized in the discounted cash flow model are based on market data for comparable assets, where available. Each quarter, management and the independent third party discuss the key assumptions used in the discounted cash flow model and make adjustments as necessary to estimate the fair value of the MSRs. As of September 30, 2018 and December 31, 2017, management used the following assumptions to determine the fair value of MSRs:

	September 30, 2018	December 31, 2017
Average discount rates	9.62%	9.90%
Expected prepayment speeds	8.31%	9.99%
Weighted average life, in years	7.9	7.0
A sensitivity analysis of changes in the fair value of our MSR portfolio resulting from certain key assumptions is presented in the following table (in thousands):

	September 30, 2018	December 31, 2017
50 bp adverse change in prepayment speed	$(11,581)	$(11,896)
100 bp adverse change in prepayment speed	(24,868)	(28,226)
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
Our estimated exposure related to loans previously sold and currently held for sale was $1.6 million at September 30, 2018 and $1.3 million at December 31, 2017 and is recorded in other liabilities in the consolidated balance sheets. We had $187,000 in losses due to repurchase, indemnification and make-whole obligations during the nine months ended September 30, 2018 and $14,000 in losses during the nine months ended September 30, 2017.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
The table below summarizes our off-balance sheet financial instruments whose contract amounts represented credit risk (in thousands):

	September 30, 2018	December 31, 2017
Commitments to extend credit	$7,510,397	$6,957,847
Standby letters of credit	235,471	230,958
At September 30, 2018 and December 31, 2017, we had $10.3 million and $9.1 million, respectively, in allowance for off-balance sheet credit losses related to these off-balance sheet commitments recorded in other liabilities in the consolidated balance sheets.
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
Quantitative measures established by these regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of September 30, 2018, that the Company and the Bank met all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of September 30, 2018 and December 31, 2017. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material adverse effect on our financial condition and results of operations.
Because our Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

The table below summarizes our actual and required capital ratios under the Basel III Capital Rules:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of September 30, 2018:
CET1
Company	$2,258,596	8.64%	$1,667,255	6.38%	$1,830,712	7.00%	N/A	N/A
Bank	2,266,454	8.67%	1,665,912	6.38%	1,829,237	7.00%	1,698,577	6.50%
Total capital (to risk-weighted assets)
Company	2,999,161	11.47%	2,582,611	9.88%	2,746,067	10.50%	N/A	N/A
Bank	2,848,430	10.90%	2,580,531	9.88%	2,743,856	10.50%	2,613,196	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,516,895	9.62%	2,059,550	7.88%	2,223,007	8.50%	N/A	N/A
Bank	2,424,753	9.28%	2,057,892	7.88%	2,221,217	8.50%	2,090,557	8.00%
Tier 1 capital (to average assets)(1)
Company	2,516,895	9.70%	1,038,268	4.00%	1,038,268	4.00%	N/A	N/A
Bank	2,424,753	9.35%	1,037,796	4.00%	1,037,796	4.00%	1,297,245	5.00%
As of December 31, 2017:
CET1
Company	$2,033,830	8.45%	$1,384,448	5.75%	$1,685,464	7.00%	N/A	N/A
Bank	1,992,152	8.28%	1,383,475	5.75%	1,684,231	7.00%	1,563,929	6.50%
Total capital (to risk-weighted assets)
Company	2,768,153	11.50%	2,227,221	9.25%	2,528,196	10.50%	N/A	N/A
Bank	2,567,961	10.67%	2,225,591	9.25%	2,526,347	10.50%	2,406,044	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,293,016	9.52%	1,745,659	7.25%	2,046,635	8.50%	N/A	N/A
Bank	2,151,338	8.94%	1,744,382	7.25%	2,045,138	8.50%	1,924,835	8.00%
Tier 1 capital (to average assets)(1)
Company	2,293,016	9.15%	1,002,494	4.00%	1,002,494	4.00%	N/A	N/A
Bank	2,151,338	8.59%	1,002,144	4.00%	1,002,144	4.00%	1,252,680	5.00%

(1)
The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, it should be noted that the Federal Reserve Board and the FDIC may require the Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.

Our mortgage finance loan volumes can increase significantly at month end, causing a meaningful difference between ending balance and average balance for any period. At September 30, 2018, our total mortgage finance loans were $5.5 billion compared to the average for the three months ended September 30, 2018 of $5.4 billion. As CET1, Tier 1 and total capital ratios are calculated using quarter-end risk-weighted assets and our mortgage finance loans are 100% risk-weighted (excluding MCA mortgage loans held for sale, which receive lower risk weights), the quarter-end fluctuation in these balances can significantly impact our reported ratios. Due to the actual risk profile and liquidity of this asset class, we manage capital allocated to mortgage finance loans based on changing trends in average balances and do not believe that the quarter-end balance is representative of risk characteristics that would justify higher allocations. However, we continue to monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels.
Dividends that may be paid by subsidiary banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital

Rules further limit the amount of dividends that may be paid by our Bank. No dividends were declared or paid on our common stock during the nine months ended September 30, 2018 or 2017.
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
The table below summarizes our stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Stock-settled awards:
SARs	$19	$64	$112	$210
RSUs	2,261	2,184	6,235	5,491
Restricted stock	12	8	36	16
Cash-settled performance units	2,144	3,811	9,250	9,304
Total	$4,436	$6,067	$15,633	$15,021

(in thousands)	September 30, 2018
Unrecognized compensation expense related to unvested stock-settled awards	$17,487
Weighted average period over which expense is expected to be recognized, in years	2.8
(10) INCOME TAXES
The Tax Cuts and Jobs Act (the "Tax Act") enacted in December 2017 reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Act, we re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded in 2017 related to the re-measurement of our deferred tax asset was $17.6 million, and no further adjustments were made during the nine months ended September 30, 2018.
The reconciliation of our total effective income tax rate to the U.S. federal statutory tax rate for the nine months ended September 30, 2018 and 2017 is as follows:

	Nine months ended September 30,
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

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include agency mortgage-backed debt securities and Community Reinvestment Act funds. This category also includes certain loans held for sale and derivative assets and liabilities where values are obtained from independent pricing services using observable market data.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation. This category includes tax-exempt asset-backed securities for which fair value is determined using a price-based model and certain loans held for sale for which fair values are determined using third party pricing models. This category also includes impaired loans and OREO where collateral values have been based on third party appraisals; however, comparative sales data typically used in appraisals may be unavailable or more subjective in certain markets due to lack of market activity.

Assets and liabilities measured at fair value at September 30, 2018 and December 31, 2017 are as follows (in thousands):

	Fair Value Measurements Using
September 30, 2018	Level 1	Level 2	Level 3
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$7,709	$—
Tax-exempt asset-backed securities	—	—	93,369
Equity securities(1)(2)	9,461	6,850	—
Loans held for sale (3)	—	1,630,017	21,913
Loans held for investment(4)(6)	—	—	19,823
OREO(5)(6)	—	—	79
Derivative assets(7)	—	35,781	—
Derivative liabilities(7)	—	27,381	—
Non-qualified deferred compensation plan liabilities (8)	10,467	—	—

December 31, 2017
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$10,945	$—
Equity securities(1)(2)	5,460	7,106	—
Loans held for sale(3)	—	1,007,695	—
Loans held for investment(4)(6)	—	—	21,216
OREO(5)(6)	—	—	11,742
Derivative assets(7)	—	16,719	—
Derivative liabilities(7)	—	17,377	—
Non-qualified deferred compensation plan liabilities (8)	5,587	—	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly, except for tax-exempt asset-backed securities which are measured quarterly.

(2)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.

(3)	Loans held for sale, excluding SBA loans which are carried at lower of cost or market, are measured at fair value on a recurring basis, generally monthly.

(4)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(5)	OREO is transferred from loans to OREO at fair value less selling costs.

(6)	Loans held for investment and OREO are measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.

(7)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.

(8)
Non-qualified deferred compensation plan liabilities represent the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets, and are measured at fair value on a recurring basis, generally monthly.

Level 3 Valuations
Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial instruments include those for which the determination of fair value requires significant management judgment or estimation. Currently, we measure the fair value of tax-exempt asset-backed securities using a price-based model and certain loans held for sale using third party pricing models on a recurring basis, and measure certain collateral dependent impaired loans and OREO on a nonrecurring basis as described below.
Level 3 Fair Value Rollforward
The following table presents a reconciliation for the three and nine months ended September 30, 2018 of the level 3 fair value category measured at fair value on a recurring basis using Level 3 inputs (in thousands):

				Net Realized/Unrealized Gains (Losses)
	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three months ended September 30, 2018
Tax-exempt asset-backed securities(1)	$—	$95,521	$—	$—	$(2,152)	$93,369
Loans held for sale(2)	$27,929	$901	$(6,948)	$(134)	$165	$21,913

Nine months ended September 30, 2018
Tax-exempt asset-backed securities	$—	$95,521	$—	$—	$(2,152)	$93,369
Loans held for sale	$—	$38,430	$(14,936)	$(66)	$(1,515)	$21,913

(1)	Changes in fair value of available-for-sale debt securities are recorded in accumulated other comprehensive income.

(2)	Recorded in other non-interest income.

Tax-exempt asset-backed securities
The fair value of tax-exempt asset-backed securities is based on a price-based model, which utilizes Level 3, or unobservable, inputs. The fair value of these securities is generally based upon quoted prices of the underlying assets, which are used to calculate a weighted-average value. Other considerations include credit deterioration of underlying bonds, the probability of the sponsor exercising their call option and liquidity risks due to the instrument not being actively traded. At September 30, 2018, the fair value of these securities was calculated using a weighted-average price of 97.7%.
Loans held for sale
The fair value of loans held for sale using Level 3 inputs include loans that cannot be sold through normal sale channels and thus require significant management judgment or estimation when determining the fair value. The fair value of such loans is generally based upon quoted prices of comparable loans with a liquidity discount applied. At September 30, 2018, the fair value of these loans was calculated using a weighted-average discounted price of 93.5%.

Loans held for investment
At September 30, 2018 and December 31, 2017, certain impaired loans held for investment were reported at fair value through a specific allocation of the allowance for loan losses based upon the fair value of the underlying collateral. The $19.8 million fair value of loans held for investment at September 30, 2018 reported above includes impaired loans held for investment with a carrying value of $28.0 million that were reduced by specific allowance allocations totaling $8.2 million based on collateral valuations utilizing Level 3 inputs. The $21.2 million fair value of loans held for investment at December 31, 2017 reported above includes impaired loans with a carrying value of $32.2 million that were reduced by specific valuation allowance allocations totaling $11.0 million based on collateral valuations utilizing Level 3 inputs. Fair values were based on third party appraisals, which are Level 3 inputs.
OREO
Certain foreclosed assets, upon initial recognition, are recorded at fair value less estimated selling costs. At September 30, 2018 and December 31, 2017, OREO had a carrying value of $79,000 and $11.7 million, respectively, with no valuation allowance at September 30, 2018 or December 31, 2017. The fair value of OREO was computed based on third party appraisals, which are Level 3 inputs.
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
A summary of the carrying amounts and estimated fair values of financial instruments is as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$2,785,051	$2,785,051	$2,905,591	$2,905,591
Investment securities	9,461	9,461	5,460	5,460
Level 2 inputs:
Investment securities	14,559	14,559	18,051	18,051
Loans held for sale	1,630,017	1,630,017	1,011,004	1,011,004
Derivative assets	35,781	35,781	16,719	16,719
Level 3 inputs:
Investment securities	93,369	93,369	—	—
Loans held for sale	21,913	21,913	—	—
Loans held for investment, net	21,857,019	21,843,389	20,489,757	20,480,802
Financial liabilities:
Level 2 inputs:
Federal funds purchased	475,842	475,842	359,338	359,338
Customer repurchase agreements	10,976	10,976	5,702	5,702
Other borrowings	3,200,000	3,200,000	2,800,000	2,800,000
Subordinated notes	281,677	282,247	281,406	285,485
Derivative liabilities	27,381	27,381	17,377	17,377
Level 3 inputs:
Deposits	20,385,637	20,386,435	19,123,180	19,124,121
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
Investment Securities
Within the investment securities portfolio, we hold equity securities related to our non-qualified deferred compensation plan that are valued using quoted market prices for identical equity securities in an active market, and are classified as Level 1 assets in the fair value hierarchy. The fair value of the remaining equity securities and residential mortgage-backed securities in our investment portfolio are based on prices obtained from independent pricing services that are based on quoted market prices for the same or similar securities, and are characterized as Level 2 assets in the fair value hierarchy. We have obtained documentation from our primary pricing service regarding their processes and controls applicable to pricing investment securities, and on a quarterly basis we independently verify the prices that we receive from the service provider using two additional independent pricing sources. We also hold tax-exempt asset-backed securities that are valued using a price-based model, which utilizes Level 3 inputs, and are classified as Level 3 assets in the fair value hierarchy.
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
The notional amounts and estimated fair values of interest rate derivative positions outstanding at September 30, 2018 and December 31, 2017 are presented in the following tables (in thousands):

	September 30, 2018			December 31, 2017
	Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging interest rate derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$1,593,483	$21,796	$4,691	$1,393,764	$4,736	$15,482
Commercial loan/lease interest rate caps	567,490	2,525	17	242,700	421	7
Foreign currency forward contracts	50,975	2,441	—	2,466	4	69
Customer counterparties:
Commercial loan/lease interest rate swaps	1,593,483	4,691	21,796	1,393,764	15,482	4,736
Commercial loan/lease interest rate caps	567,490	17	2,525	242,700	7	421
Foreign currency forward contracts	50,975	—	2,441	2,466	69	4
Economic hedging interest rate derivatives:
Loan purchase commitments	308,933	1,104	81	253,815	635	190
Forward sales commitments	1,851,500	7,441	64	1,086,224	—	1,103
Gross derivatives		40,015	31,615		21,354	22,012
Offsetting derivative assets/liabilities		(4,234)	(4,234)		(4,635)	(4,635)
Net derivatives included in the consolidated balance sheets		$35,781	$27,381		$16,719	$17,377
The weighted average received and paid interest rates for interest rate swaps outstanding at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018 Weighted Average Interest Rate		December 31, 2017 Weighted Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	3.92%	4.17%	3.59%	4.34%
The weighted average strike rate for outstanding interest rate caps was 3.17% at September 30, 2018 and 2.40% at December 31, 2017.
Our credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Our credit exposure associated with these instruments, net of any collateral pledged, was approximately $20.9 million at September 30, 2018 and approximately $16.7 million at December 31, 2017. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values, as well as for changes in the value of forward sales commitments. At September 30, 2018, we had pledged to counterparties $740,000 in cash collateral for these derivatives, all of which was included in interest-bearing deposits in other banks, and counterparties had pledged to us $17.9 million in cash collateral included in interest-bearing deposits. At December 31, 2017, we had pledged to counterparties $15.2 million in cash collateral for these derivatives, of which $14.0 million was included in interest-bearing deposits in other banks and $1.2 million was included in accrued interest receivable and other assets.
We also enter into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are either a participant or a lead bank. The risk participation agreements entered into by us as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. We are party to 14 risk participation agreements where we are a participant bank having a notional amount of $133.1 million at September 30, 2018, compared to 15 risk participation agreements having a notional amount of $157.1 million at December 31, 2017. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $120,000 at September 30, 2018 and $221,000 at December 31, 2017. The fair value of these exposures was insignificant to the consolidated financial statements at both September 30, 2018 and December 31, 2017. Risk participation agreements entered into by us as the lead bank provide credit protection to us should the borrower fail to perform on its interest rate derivative contract with us. We are party to 10 risk participation agreements where we are the lead bank having a notional amount of $122.4 million at September 30, 2018, compared to 10 agreements having a notional amount of $86.3 million at December 31, 2017.
(13) NEW ACCOUNTING PRONOUNCEMENTS
ASU 2018-15 "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40 - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15") aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 will be effective for us on January 1, 2020 and is not expected to have an impact on our consolidated financial statements as we currently apply this guidance in practice.
ASU 2018-13 "Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13") removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 fair value measurement methodologies, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 will be effective for us on January 1, 2020. We are evaluating the impact adoption will have on our disclosures.
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
ASU 2016-02 "Leases (Topic 842)" ("ASU 2016-02") requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 will be effective for us on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. We are electing to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and will not restate comparative periods. We also expect to elect certain optional practical expedients. We have implemented a third party software solution to assist with the accounting under the new standard.  Our operating leases relate primarily to office space and bank branches. Based on our current lease portfolio, we anticipate recognizing a lease liability and related right-of-use asset on our balance sheet, with an immaterial impact on our income statement compared to the current lease accounting model. However, the ultimate impact of the standard will depend on the company’s lease portfolio as of the adoption date.

QUARTERLY FINANCIAL SUMMARIES – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In thousands)

	For the three months ended September 30, 2018			For the three months ended September 30, 2017
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Investment securities – taxable	$24,221	$191	3.14%	$86,087	$340	1.57%
Investment securities – non-taxable(2)	91,298	1,228	5.33%	—	—	—%
Federal funds sold and securities purchased under resale agreements	203,972	1,018	1.98%	205,938	642	1.24%
Interest-bearing deposits in other banks	1,697,787	8,386	1.96%	2,383,060	7,544	1.26%
Loans held for sale	1,484,459	17,272	4.62%	1,009,703	9,882	3.88%
Loans held for investment, mortgage finance	5,443,829	49,715	3.62%	4,847,530	42,294	3.46%
Loans held for investment(1)(2)	16,331,622	225,604	5.48%	14,427,980	178,839	4.92%
Less reserve for loan losses	179,227	—	—	172,774	—	—
Loans held for investment, net	21,596,224	275,319	5.06%	19,102,736	221,133	4.59%
Total earning assets	25,097,961	303,414	4.80%	22,787,524	239,541	4.17%
Cash and other assets	877,954			713,778
Total assets	$25,975,915			$23,501,302
Liabilities and Stockholders’ Equity
Transaction deposits	$3,253,310	$13,642	1.66%	$2,145,324	$4,359	0.81%
Savings deposits	7,820,742	29,930	1.52%	7,618,843	17,152	0.89%
Time deposits	1,778,831	8,462	1.89%	496,076	924	0.74%
Total interest-bearing deposits	12,852,883	52,034	1.61%	10,260,243	22,435	0.87%
Other borrowings	2,275,640	12,117	2.11%	1,821,837	5,726	1.25%
Subordinated notes	281,619	4,191	5.90%	281,256	4,191	5.91%
Trust preferred subordinated debentures	113,406	1,237	4.33%	113,406	930	3.25%
Total interest-bearing liabilities	15,523,548	69,579	1.78%	12,476,742	33,282	1.06%
Demand deposits	7,940,503			8,764,263
Other liabilities	116,302			116,998
Stockholders’ equity	2,395,562			2,143,299
Total liabilities and stockholders’ equity	$25,975,915			$23,501,302
Net interest income(2)		$233,835			$206,259
Net interest margin			3.70%			3.59%
Net interest spread			3.02%			3.11%
Loan spread(3)			3.93%			4.02%

(1)	The loan averages include non-accrual loans and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

	For the nine months ended September 30, 2018			For the nine months ended September 30, 2017
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Investment securities – taxable	$24,198	$590	3.26%	$61,212	$851	1.86%
Investment securities – non-taxable(2)	30,767	1,228	5.33%	74	3	4.85%
Federal funds sold and securities purchased under resale agreements	210,531	2,808	1.78%	218,777	1,606	0.98%
Interest-bearing deposits in other banks	1,830,849	23,607	1.72%	2,645,145	19,935	1.01%
Loans held for sale	1,397,121	46,833	4.48%	973,016	27,652	3.80%
Loans held for investment, mortgage finance	4,818,342	134,133	3.72%	3,811,298	98,798	3.47%
Loans held for investment(1)(2)	15,883,407	637,692	5.37%	13,714,390	485,226	4.73%
Less reserve for loan losses	184,216	—	—	171,029	—	—
Loans held for investment, net	20,517,533	771,825	5.03%	17,354,659	584,024	4.50%
Total earning assets	24,010,999	846,891	4.72%	21,252,883	634,071	3.99%
Cash and other assets	828,147			651,270
Total assets	$24,839,146			$21,904,153
Liabilities and Stockholders’ Equity
Transaction deposits	$2,980,386	$32,587	1.46%	$2,054,701	$9,445	0.61%
Savings deposits	7,862,053	77,342	1.32%	7,189,274	40,575	0.75%
Time deposits	1,092,975	13,414	1.64%	460,046	2,241	0.65%
Total interest-bearing deposits	11,935,414	123,343	1.38%	9,704,021	52,261	0.72%
Other borrowings	2,039,010	28,915	1.90%	1,539,208	11,626	1.01%
Subordinated notes	281,528	12,573	5.97%	281,167	12,573	5.98%
Trust preferred subordinated debentures	113,406	3,457	4.08%	113,406	2,641	3.11%
Total interest-bearing liabilities	14,369,358	168,288	1.57%	11,637,802	79,101	0.91%
Demand deposits	8,034,509			8,062,792
Other liabilities	109,044			112,505
Stockholders’ equity	2,326,235			2,091,054
Total liabilities and stockholders’ equity	$24,839,146			$21,904,153
Net interest income(2)		$678,603			$554,970
Net interest margin			3.78%			3.49%
Net interest spread			3.15%			3.08%
Loan spread(3)			4.07%			4.02%

(1)	The loan averages include non-accrual loans and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Forward-looking statements may include, among other things, statements about the credit quality of our loan portfolio, economic conditions, including the continued impact on our customers from volatility in oil and gas prices, expectations regarding rates of default or loan losses, volatility in the mortgage industry, our business strategies and our expectations about future financial performance, future growth and earnings, the appropriateness of our allowance for loan losses and provision for credit losses, the impact of increased regulatory requirements on our business, increased competition, interest rate risk, new lines of business, new product or service offerings and new technologies.
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
The following discussion and analysis presents the significant factors affecting our financial condition as of September 30, 2018 and December 31, 2017 and results of operations for the three and nine month periods ended September 30, 2018 and

2017. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing in Part I, Item 1 of this report.
Results of Operations
Summary of Performance
We reported net income of $85.6 million and net income available to common stockholders of $83.1 million, or $1.65 per diluted common share, for the third quarter of 2018 compared to net income of $58.7 million and net income available to common stockholders of $56.2 million, or $1.12 per diluted common share, for the third quarter of 2017. Return on average common equity (“ROE”) was 14.68% and return on average assets ("ROA") was 1.31% for the third quarter of 2018, compared to 11.20% and 0.99%, respectively, for the third quarter of 2017. The improved results for the quarter resulted primarily from an increase in net interest income, as well as a decrease in the provision for credit losses and decrease in income tax expense caused by a decrease in income tax rates as a result of the Tax Cuts and Jobs Act (the "Tax Act") which became effective on January 1, 2018, offset by an increase in non-interest expense.
Net income and net income available to common stockholders for the nine months ended September 30, 2018 totaled $228.9 million and $221.6 million, respectively, or $4.41 per diluted common share, compared to net income and net income available to common stockholders of $152.3 million and $145.0 million, respectively, or $2.89 per diluted common share, for the same period in 2017. ROE was 13.62% and ROA was 1.23% for the nine months ended September 30, 2018 compared to 9.99% and 0.93%, respectively, for the same period in 2017. The improved results for the first nine months of 2018 resulted primarily from an increase in net interest income and a decrease in income tax expense caused by a decline in income tax rates as a result of the Tax Act, offset by increases in the provision for credit losses and non-interest expense.
Details of the changes in the various components of net income are discussed below.

Net Interest Income
Net interest income was $232.2 million for the third quarter of 2018, compared to $204.4 million for the third quarter of 2017. The increase was due to an increase in average earning assets of $2.3 billion as compared to the third quarter of 2017, as well as the effect of increases in interest rates on loan yields. The increase in average earning assets included a $474.8 million increase in average loans held for sale, a $2.5 billion increase in average net loans held for investment and a $29.4 million increase in average investment securities, offset by a $687.2 million decrease in average liquidity assets. For the quarter ended September 30, 2018, average net loans held for investment, liquidity assets and loans held for sale represented approximately 86%, 8% and 6%, respectively, of average earning assets compared to approximately 85%, 11% and 4% for the same quarter of 2017.
Average interest-bearing liabilities for the quarter ended September 30, 2018 increased $3.0 billion from the third quarter of 2017, which included a $2.6 billion increase in average interest-bearing deposits and a $453.8 million increase in other borrowings. Average demand deposits were $7.9 billion for the quarter ended September 30, 2018, compared to $8.8 billion for the same period of 2017. The average cost of total deposits and borrowed funds increased to 1.10% for the third quarter of 2018 compared to 0.54% for the same period of 2017. The cost of interest-bearing liabilities increased from 1.06% for the quarter ended September 30, 2017 to 1.78% for the same period of 2018. The decrease in demand deposits and the increases in deposit and funding costs reflect the impact of the rising interest rate environment and the shift to interest-bearing deposits.

Net interest income was $674.2 million for the nine months ended September 30, 2018, compared to $550.7 million for the same period of 2017. The increase was due to an increase in average earning assets of $2.8 billion as compared to the nine months ended September 30, 2017, as well as the effect of increases in interest rates on loan yields. The increase in average earning assets included a $424.1 million increase in average loans held for sale and a $3.2 billion increase in average net loans held for investment, offset by a $6.3 million decrease in average securities and an $822.5 million decrease in average liquidity assets. For the nine months ended September 30, 2018, average net loans held for investment, liquidity assets and loans held for sale represented approximately 85%, 9% and 6%, respectively, of average earning assets compared to approximately 82%, 13% and 5% for the same period of 2017.
Average interest-bearing liabilities for the nine months ended September 30, 2018 increased $2.7 billion from the same period of 2017, which included a $2.2 billion increase in average interest-bearing deposits and a $499.8 million increase in other borrowings. Average demand deposits decreased from $8.1 billion for the nine months ended September 30, 2017 to $8.0 billion for the nine months ended September 30, 2018. The average cost of total deposits and borrowed funds increased to 0.92% for the nine months ended September 30, 2018 compared to 0.44% for the same period of 2017. The cost of interest-bearing liabilities increased from 0.91% for the nine months ended September 30, 2017 to 1.57% for the same period of 2018.

The decrease in demand deposits and the increases in deposit and funding costs reflect the impact of the rising interest rate environment and the shift to interest-bearing deposits.
The following table (in thousands) presents changes in taxable-equivalent net interest income between the three and nine month periods ended September 30, 2018 and 2017 and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and changes due to differences in the average interest rate on those assets and liabilities.

	Three months ended September 30, 2018/2017			Nine months ended September 30, 2018/2017
	Net	Change Due To(1)		Net	Change Due To(1)
	Change	Volume	Yield/Rate(2)	Change	Volume	Yield/Rate(2)
Interest income:
Investment securities	$1,079	$116	$963	$964	$(121)	$1,085
Loans held for sale	7,390	4,643	2,747	19,181	12,281	6,900
Loans held for investment, mortgage finance loans	7,421	5,200	2,221	35,335	26,026	9,309
Loans held for investment	46,765	23,607	23,158	152,466	76,387	76,079
Federal funds sold and securities purchased under resale agreements	376	(6)	382	1,202	(54)	1,256
Interest-bearing deposits in other banks	842	(2,176)	3,018	3,672	(6,116)	9,788
Total	63,873	31,384	32,489	212,820	108,403	104,417
Interest expense:
Transaction deposits	9,283	2,262	7,021	23,142	4,387	18,755
Savings deposits	12,778	453	12,325	36,767	3,503	33,264
Time deposits	7,538	2,393	5,145	11,173	3,317	7,856
Other borrowings	6,391	1,430	4,961	17,289	3,728	13,561
Long-term debt	307	5	302	816	15	801
Total	36,297	6,543	29,754	89,187	14,950	74,237
Net interest income	$27,576	$24,841	$2,735	$123,633	$93,453	$30,180

(1)	Yield/rate and volume variances are allocated to yield/rate.

(2)	Taxable equivalent rates are used where applicable.
Net interest margin, which is defined as the ratio of net interest income to average earning assets, was 3.70% for the third quarter of 2018 compared to 3.59% for the third quarter of 2017. The year-over-year increase was due primarily to the increase in total average loans, improved asset composition and the effect of increases in interest rates on loan yields attributable to our asset-sensitive balance sheet. The yield on total loans held for investment increased to 5.06% for the third quarter of 2018 compared to 4.59% for the third quarter of 2017 and the yield on earning assets increased to 4.80% for the third quarter of 2018 compared to 4.17% for the third quarter of 2017. Funding costs, including demand deposits and borrowed funds, increased to 1.10% for the third quarter of 2018 compared to 0.54% for the third quarter of 2017. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.70% for the third quarter of 2018 compared to 3.63% for the third quarter of 2017. The increase resulted primarily from increases in interest rates and increases in the higher yielding loan components of earning assets. Total funding costs, including all deposits, long-term debt and stockholders’ equity, increased to 1.07% for the third quarter of 2018 compared to 0.56% for the third quarter of 2017.

Non-interest Income
The components of non-interest income were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Service charges on deposit accounts	$3,477	$3,211	$9,619	$9,323
Wealth management and trust fee income	2,065	1,627	5,996	4,386
Bank owned life insurance (BOLI) income	643	615	1,959	1,562
Brokered loan fees	6,141	6,152	17,124	17,639
Servicing income	4,987	4,486	15,446	10,387
Swap fees	1,355	647	4,269	3,404
Other	6,850	2,265	8,331	8,181
Total non-interest income	$25,518	$19,003	$62,744	$54,882
Non-interest income increased $6.5 million during the three months ended September 30, 2018 compared to the same period of 2017. This increase was primarily due to a $4.6 million increase in other non-interest income attributable to an increase in gain on sale of MCA loans, as well as a $2.0 million gain on sale of OREO during the three months ended September 30, 2018 resulting from the sale of our largest OREO property.

Non-interest income increased $7.9 million during the nine months ended September 30, 2018 compared to the same period of 2017. This increase was primarily due to a $5.1 million increase in servicing income attributable to an increase in MSRs as well as a $1.6 million increase in wealth management and trust fee income due to an increase in assets under management.
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
Non-interest Expense
The components of non-interest expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Salaries and employee benefits	$77,327	$67,882	$222,268	$194,039
Net occupancy expense	8,362	6,436	22,952	19,062
Marketing	10,214	7,242	29,127	18,349
Legal and professional	10,764	6,395	29,948	20,975
Communications and technology	7,435	6,002	21,211	24,414
FDIC insurance assessment	6,524	6,203	18,884	16,800
Servicing related expenses	4,207	3,897	12,379	8,329
Allowance and other carrying costs for OREO	(1,864)	105	467	315
Other(1)	13,174	10,668	37,998	30,455
Total non-interest expense	$136,143	$114,830	$395,234	$332,738

(1)
Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, due from bank charges and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income.

Non-interest expense for the third quarter of 2018 increased $21.3 million, or 19%, to $136.1 million from $114.8 million in the third quarter of 2017. The increase is primarily due to increases in salaries and employee benefits, net occupancy, marketing, legal and professional, communications and technology and other non-interest expenses, all of which were attributable to general business growth. Offsetting these increases was a $2.0 million decrease in allowance and other carrying costs for OREO expense related to the above-mentioned sale of OREO. As a result of the sale, we reversed a $2.0 million valuation allowance that was recorded on the property during the first quarter of 2018.
Non-interest expense for the nine months ended September 30, 2018 increased $62.5 million, or 19%, to $395.2 million from $332.7 million for the nine months ended September 30, 2017. The increase is primarily due to increases in salaries and employee benefits, net occupancy expense, marketing, legal and professional, FDIC insurance assessment and other non-interest expenses, all of which were attributable to general business growth. Servicing related expenses for the nine months ended September 30, 2018 increased $4.1 million compared to the nine months ended September 30, 2017 primarily due to an increase in MSRs, which are being amortized. Offsetting these increases was a $3.2 million decrease in communications and technology expense primarily related to a technology write-off taken in the second quarter of 2017.
Analysis of Financial Condition
Loans Held for Investment
Loans were as follows as of the dates indicated (in thousands):

	September 30, 2018	December 31, 2017
Commercial	$10,116,945	$9,189,811
Mortgage finance	5,477,787	5,308,160
Construction	2,263,463	2,166,208
Real estate	3,924,682	3,794,577
Consumer	51,692	48,684
Leases	319,411	264,903
Gross loans held for investment	22,153,980	20,772,343
Deferred income (net of direct origination costs)	(106,655)	(97,931)
Allowance for loan losses	(190,306)	(184,655)
Total loans held for investment, net	$21,857,019	$20,489,757
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
We originate a substantial majority of all loans held for investment, excluding mortgage finance loans. We also participate in syndicated loan relationships, both as a participant and as an agent. As of September 30, 2018, we had $2.1 billion in syndicated loans, $502.3 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of September 30, 2018, $35.0 million of our syndicated loans were on non-accrual.
Portfolio Geographic Concentration
More than 50% of our loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas. However, as of September 30, 2018, a majority of our loans held for investment, excluding our mortgage finance loans and other national lines of business, were to businesses with headquarters and operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We also make loans to these customers that are secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for loan losses.

Summary of Loan Loss Experience
The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of the collectability of the loan portfolio in light of current economic conditions and market trends. We recorded a provision for credit losses of $13.0 million during the third quarter of 2018 compared to $20.0 million in the third quarter of 2017. The decrease in provision recorded during the third quarter of 2018 compared to the same period in 2017 was primarily related to improvements in the composition of our classified loan portfolios, including energy loans.
The allowance for credit losses, including the allowance for losses on unfunded commitments reported on the consolidated balance sheet in other liabilities, totaled $200.6 million at September 30, 2018, $193.7 million at December 31, 2017 and $192.7 million at September 30, 2017. The combined allowance as a percentage of loans held for investment excluding mortgage finance loans decreased to 1.21% at September 30, 2018 from 1.26% at December 31, 2017 and 1.30% at September 30, 2017 as a result of strong loan growth and overall positive trends in the credit quality of our portfolio.
The allowance for credit losses results from consistent application of our loan loss reserve methodology. At September 30, 2018, we believe the allowance is appropriate and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the appropriateness of the allowance for loan losses change, our estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.

Activity in the allowance for loan losses is presented in the following table (in thousands, except percentage and multiple data):

	Nine months ended September 30, 2018	Year ended December 31, 2017	Nine months ended September 30, 2017
Allowance for loan losses:
Beginning balance	$184,655	$168,126	$168,126
Loans charged-off:
Commercial	45,273	34,145	32,146
Construction	—	59	59
Real estate	—	290	290
Consumer	767	180	180
Leases	319	—	—
Total charge-offs	46,359	34,674	32,675
Recoveries:
Commercial	1,069	4,593	3,574
Construction	—	104	104
Real estate	43	75	74
Consumer	78	70	56
Leases	32	10	9
Total recoveries	1,222	4,852	3,817
Net charge-offs	45,137	29,822	28,858
Provision for loan losses	50,788	46,351	43,661
Ending balance	$190,306	$184,655	$182,929
Allowance for off-balance sheet credit losses:
Beginning balance	$9,071	$11,422	$11,422
Provision for off-balance sheet credit losses	1,212	(2,351)	(1,661)
Ending balance	$10,283	$9,071	$9,761
Total allowance for credit losses	$200,589	$193,726	$192,690
Total provision for credit losses	$52,000	$44,000	$42,000
Allowance for loan losses to LHI	0.86%	0.89%	0.89%
Allowance for loan losses to LHI excluding mortgage finance loans(2)	1.15%	1.20%	1.23%
Net charge-offs to average LHI(1)	0.29%	0.16%	0.22%
Net charge-offs to average LHI excluding mortgage finance loans(1)(2)	0.38%	0.21%	0.28%
Total provision for credit losses to average LHI(1)	0.34%	0.24%	0.32%
Total provision for credit losses to average LHI excluding mortgage finance loans(1)(2)	0.44%	0.31%	0.41%
Recoveries to total charge-offs	2.64%	13.99%	11.68%
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.13%	0.13%	0.14%
Total allowance for credit losses to LHI	0.91%	0.94%	0.94%
Total allowance for credit losses to LHI excluding mortgage finance loans(2)	1.21%	1.26%	1.30%
Allowance for loan losses to non-accrual loans	1.8x	1.8x	1.5x

(1)	Interim period ratios are annualized.

(2)
The indicated ratios are presented with and excluding the mortgage finance loans because the risk profile of our mortgage finance loans is different than our other loans held for investment. No provision for credit losses is allocated to these loans based on the internal risk grade assigned.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-accrual loans by type and by type of property securing the credit and OREO (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017

Non-accrual loans:(1)
Commercial
Oil and gas properties	$31,235	$64,192	$80,142
Assets of the borrowers	41,067	7,571	9,841
Inventory	30,182	24,399	23,121
Other	2,473	3,569	3,283
Total commercial	104,957	99,731	116,387
Real estate
Commercial property	1,015	1,096	1,123
Unimproved land and/or developed residential lots	—	—	—
Single family residences	1,263	—	—
Other	237	617	695
Total real estate	2,515	1,713	1,818
Consumer	60	—	—
Leases	—	—	—
Total non-accrual loans	107,532	101,444	118,205
Repossessed assets:
OREO	79	11,742	18,131
Other repossessed assets	—	—	—
Total non-performing assets	$107,611	$113,186	$136,336
Loans held for investment past due 90 days and accruing(2)	$11,295	$8,429	$8,892

Loans held for sale past due 90 days and accruing(3)	$25,238	$19,737	$—

(1)
As of September 30, 2018, December 31, 2017 and September 30, 2017, non-accrual loans included $22.5 million, $18.8 million and $12.0 million, respectively, in loans that met the criteria for restructured.

(2)	At September 30, 2018, December 31, 2017 and September 30, 2017, loans past due 90 days and still accruing include premium finance loans of $8.2 million, $5.5 million and $8.4 million, respectively.

(3)
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

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At September 30, 2018, we had $39.3 million in loans of this type, compared to $49.1 million at December 31, 2017, which were not included in either non-accrual or 90 days past due categories.

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

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase investment securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), which take into account the demonstrated marketability of assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost effectiveness. For the year ended December 31, 2017 and for the nine months ended September 30, 2018 our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from Federal funds purchased and Federal Home Loan Bank ("FHLB") borrowings, which are generally used to fund mortgage finance assets.
Liquidity assets were $2.6 billion at September 30, 2018, and continue to be significant as a result of deposit growth and increases in borrowing capacity related to our mortgage finance loans. The following table summarizes the composition of liquidity assets (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017
Federal funds sold and securities purchased under resale agreements	$30,000	$30,000	$25,000
Interest-bearing deposits in other banks	2,585,570	2,697,581	2,332,537
Total liquidity assets	$2,615,570	$2,727,581	$2,357,537

Total liquidity assets as a percent of:
Total loans held for investment, excluding mortgage finance loans	15.8%	17.8%	15.9%
Total loans held for investment	11.9%	13.2%	11.5%
Total earning assets	10.0%	11.2%	10.0%
Total deposits	12.8%	14.3%	12.4%
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

	September 30, 2018	December 31, 2017	September 30, 2017
Deposits from core customers	$17,044.4	$17,100.8	$17,259.2
Deposits from core customers as a percent of total deposits	83.6%	89.4%	90.5%
Relationship brokered deposits	$1,813.0	$2,022.4	$1,822.1
Relationship brokered deposits as a percent of total deposits	8.9%	10.6%	9.5%
Traditional brokered deposits	$1,528.2	$—	$—
Traditional brokered deposits as a percent of total deposits	7.5%	—%	—%
Average deposits from core customers(1)	$17,477.8	$16,806.9	$16,239.7
Average deposits from core customers as a percent of total quarterly average deposits(1)	87.5%	91.1%	91.4%
Average relationship brokered deposits(1)	$1,878.6	$1,647.0	$1,527.1
Average relationship brokered deposits as a percent of total quarterly average deposits(1)	9.4%	8.9%	8.6%
Average traditional brokered deposits(1)	$613.5	$—	$—
Average traditional brokered deposits as a percent of total quarterly average deposits(1)	3.1%	—%	—%

(1)	Annual averages presented for December 31, 2017.
We have access to sources of traditional brokered deposits that we estimate to be $4.0 billion. Based on our internal guidelines, we have chosen to limit our use of these sources to a lesser amount. Customer deposits (total deposits, including relationship brokered deposits, minus brokered CDs) at September 30, 2018 decreased by $265.8 million from December 31, 2017 and decreased $223.9 million from September 30, 2017.
We have short-term borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our mortgage finance assets, due to their liquidity, short duration and interest spreads available. These borrowing sources include Federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our bank), customer repurchase agreements, and advances from the FHLB and the Federal Reserve. The following table summarizes our short-term borrowings as of September 30, 2018 (in thousands):

Federal funds purchased	$475,842
Repurchase agreements	10,976
FHLB borrowings	3,200,000
Line of credit	—
Total short-term borrowings	$3,686,818
Maximum short-term borrowings outstanding at any month-end during 2018	$4,520,849
The following table summarizes our other borrowing capacities in excess of balances outstanding at September 30, 2018 (in thousands):

FHLB borrowing capacity relating to loans	$4,922,080
FHLB borrowing capacity relating to investment securities	761
Total FHLB borrowing capacity	$4,922,841
Unused Federal funds lines available from commercial banks	$722,000

The following table summarizes our long-term borrowings as of September 30, 2018 (in thousands):

Subordinated notes	$281,677
Trust preferred subordinated debentures	113,406
Total long-term borrowings	$395,083
We have an unsecured, revolving, non-amortizing line of credit with maximum availability of $130.0 million with a maturity date of December 18, 2018. The loan proceeds may be used for general corporate purposes including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. As of September 30, 2018 and December 31, 2017, there were no borrowings outstanding.
Our equity capital, including $150 million in preferred stock, averaged $2.3 billion for the nine months ended September 30, 2018, as compared to $2.1 billion for the same period in 2017. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
As of September 30, 2018, our capital ratios were above the levels required to be well capitalized. We believe that our earnings, periodic capital raising transactions and the addition of loan and deposit relationships will allow us to continue to grow organically.

Commitments and Contractual Obligations
The following table presents significant fixed and determinable contractual payment obligations to third parties by payment date. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. As of September 30, 2018, our significant fixed and determinable contractual obligations to third parties, excluding interest, were as follows (in thousands):

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
Deposits without a stated maturity	$18,381,151	$—	$—	$—	$18,381,151
Time deposits	1,983,370	20,311	355	450	2,004,486
Federal funds purchased and customer repurchase agreements	486,818	—	—	—	486,818
FHLB borrowings	3,200,000	—	—	—	3,200,000
Operating lease obligations(1)	16,798	33,115	30,203	32,280	112,396
Subordinated notes	—	—	—	281,677	281,677
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total contractual obligations	$24,068,137	$53,426	$30,558	$427,813	$24,579,934

(1)	Non-balance sheet item.
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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of September 30, 2018, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest-rate sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
September 30, 2018
(In thousands)

	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Interest-bearing deposits in other banks, federal funds sold and securities purchased under resale agreements	$2,615,570	$—	—	$—	$2,615,570
Investment securities(1)	11,644	16,728	34,402	54,615	117,389
Total variable loans	19,626,616	33,861	1,985	832	19,663,294
Total fixed loans	577,862	1,740,568	436,750	1,387,436	4,142,616
Total loans(2)	20,204,478	1,774,429	438,735	1,388,268	23,805,910
Total interest sensitive assets	$22,831,692	$1,791,157	$473,137	$1,442,883	$26,538,869
Liabilities:
Interest-bearing customer deposits	$9,821,495	$—	$—	$—	$9,821,495
CDs & IRAs	849,125	1,134,245	20,311	805	2,004,486
Traditional brokered deposits	1,528,196	—	—	—	1,528,196
Total interest-bearing deposits	12,198,816	1,134,245	20,311	805	13,354,177
Repurchase agreements, Federal funds purchased, FHLB borrowings, line of credit	3,686,818	—	—	—	3,686,818
Subordinated notes	—	—	—	281,677	281,677
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	3,686,818	—	—	395,083	4,081,901
Total interest sensitive liabilities	$15,885,634	$1,134,245	$20,311	$395,888	$17,436,078
Gap	$6,946,058	$656,912	$452,826	$1,046,995	$—
Cumulative Gap	6,946,058	7,602,970	8,055,796	9,102,791	9,102,791

Demand deposits					$7,031,460
Stockholders’ equity					2,426,442
Total					$9,457,902

(1)	Investment securities based on fair market value.

(2)	Loans are stated at gross.
The table above sets forth the balances as of September 30, 2018 for interest-bearing assets, interest-bearing liabilities and the total of non-interest-bearing deposits and stockholders’ equity. While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates and loan and deposit account balances over the next twelve months based on three interest rate scenarios. These are a “most likely” rate scenario and two “shock test” scenarios.
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

For modeling purposes, as of September 30, 2018, the “shock test” scenarios assume a sustained parallel 100 and 200 basis point increase in interest rates, as well as a 100 basis point decrease in rates. As of September 30, 2017, the scenarios assumed a sustained parallel 100 and 200 basis point increase in interest rates. As short-term rates remained low through 2017, we did not believe that analysis of an assumed decrease in interest rates would provide meaningful results.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario			Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	100 bp Increase	200 bp Increase	100 bp Decrease	100 bp Increase	200 bp Increase
	September 30, 2018			September 30, 2017
Change in net interest income	$106,977	$214,641	$(111,867)	$114,593	$231,113
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

101
The following materials from Texas Capital Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: October 17, 2018

/s/ Julie Anderson
Julie Anderson
Chief Financial Officer
(Duly authorized officer and principal financial officer)