Form 10-K
period 2018-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2019-02-14
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒
As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $4,567,174,000. There were 50,239,639 shares of the registrant’s common stock outstanding on February 13, 2018.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement relating to the 2019 Annual Meeting of Stockholders, which will be filed no later than March 7, 2019, are incorporated by reference into Part III of this Form 10-K.

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
We serve the needs of commercial businesses and successful professionals and entrepreneurs located in Texas as well as operate several lines of business serving a regional or national clientele of commercial borrowers. We are primarily a secured lender, with the majority of our loans held for investment, excluding mortgage finance loans and other national lines of business, being made to businesses headquartered or with operations in Texas. Our national lines of business provide specialized lending products to businesses throughout the United States. We have benefitted from the success of our business model since inception, producing strong loan and deposit growth and favorable loss experience amidst a challenging environment for banking nationally.
Growth History
We have grown substantially in both size and profitability since our formation. The table below sets forth data regarding the growth of key areas of our business for the past five years:

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Loans held for sale	$1,969,474	$1,011,004	$968,929	$86,075	$—
Loans held for investment, mortgage finance	5,877,524	5,308,160	4,497,338	4,966,276	4,102,125
Loans held for investment, net	16,690,550	15,366,252	13,001,011	11,745,674	10,154,887
Assets	28,257,767	25,075,645	21,697,134	18,903,821	15,900,034
Demand deposits	7,317,161	7,812,660	7,994,201	6,386,911	5,011,619
Total deposits	20,606,113	19,123,180	17,016,831	15,084,619	12,673,300
Stockholders’ equity	2,500,394	2,202,721	2,009,557	1,623,533	1,484,190
The following table provides information about the growth of our loans held for investment ("LHI") portfolio by type of loan for the past five years:

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Commercial	$10,373,288	$9,189,811	$7,291,545	$6,672,631	$5,869,219
Total real estate	6,050,083	5,960,785	5,560,909	4,990,914	4,223,532
Construction	2,120,966	2,166,208	2,098,706	1,851,717	1,416,405
Real estate term	3,929,117	3,794,577	3,462,203	3,139,197	2,807,127
Mortgage finance	5,877,524	5,308,160	4,497,338	4,966,276	4,102,125
Equipment leases	312,191	264,903	185,529	113,996	99,495
Consumer	63,438	48,684	34,587	25,323	19,699

The Texas Market
The Texas market for banking services is highly competitive. Texas’ largest banking organizations are headquartered outside of Texas and are controlled by out-of-state organizations. We also compete with other providers of financial services, such as non-bank lenders, commercial finance and leasing companies, consumer finance companies, financial technology, or fintech, companies, securities firms, insurance companies, full service brokerage firms and discount brokerage firms, credit unions and savings and loan associations. We believe that many middle market companies and successful professionals and entrepreneurs are interested in banking with a company headquartered in, and with decision-making authority based in, Texas and with established Texas bankers who have the expertise to act as trusted advisors to customers with regard to their banking needs.
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
National Lines of Business
While the Texas market continues to be central to the growth and success of our company, we have developed several lines of business, including mortgage finance, mortgage correspondent aggregation ("MCA"), homebuilder finance, insurance premium finance, lender finance and asset-based lending, that offer specialized loan and deposit products to businesses regionally and throughout the nation. We believe this helps us mitigate our geographic concentration risk in Texas. We continue to seek opportunities to develop additional lines of business that leverage our capabilities and are consistent with our business strategy.
Business Strategy
Drawing on the business and community ties of our management and their banking experience, our strategy is to continue growing an independent bank that focuses primarily on middle market business customers and successful professionals and entrepreneurs in each of the five major metropolitan markets of Texas as well as our national lines of business. To achieve this, we employ the following strategies:

•	offering a premier and differentiated banking experience to middle market businesses and successful professionals and entrepreneurs who value a broad relationship with our Bank;

•	growing our loan and deposit base in our existing markets by hiring additional experienced bankers in our different lines of business;

•	developing lines of business that leverage our strengths and complement our existing lines of business;

•	continuing our emphasis on credit policy to maintain credit quality consistent with long-term objectives;

•	leveraging our existing infrastructure with improvements in technology and processes to gain efficiencies to support a larger volume of business;

•	maintaining effective internal approval processes for capital and operating expenditures;

•	continuing our extensive use of outsourcing to provide cost-effective and more efficient operational support and service levels consistent with large-bank operations; and

•	extending our reach within our target markets and lines of business through service innovation and service excellence.
Products and Services
We offer a variety of loan, deposit account and other financial products and services to our customers.
Business Customers.    We offer a full range of products and services oriented to the needs of our business customers, including:

•	commercial loans for general corporate purposes including financing for working capital, internal growth, acquisitions and financing for business insurance premiums;

•	real estate term and construction loans;

•	mortgage warehouse lending;

•	mortgage correspondent aggregation;

•	equipment finance and leasing;

•	treasury management services, including online banking and debit and credit card services; and

•	letters of credit.

Individual Customers.    We also provide complete banking services for our individual customers, including:

•	personal wealth management and trust services;

•	certificates of deposit and IRAs;

•	interest-bearing and non-interest-bearing checking accounts;

•	traditional money market and savings accounts;

•	loans, both secured and unsecured; and

•	online and mobile banking.
Lending Activities
We target our lending to middle market businesses and successful professionals and entrepreneurs that meet our credit standards. The credit standards are set by our standing Credit Policy Committee with the assistance of our Bank’s Chief Credit Officer, who is charged with ensuring that credit standards are met by loans in our portfolio. Our Credit Policy Committee is comprised of senior Bank officers including our Bank’s Texas President/Chief Lending Officer, our Bank's Chief Risk Officer and our Bank’s Chief Credit Officer, and is subject to oversight by the Risk Committee of the Company's board of directors. We believe we maintain an appropriately diversified loan portfolio. Credit policies and underwriting guidelines are tailored to address the unique risks associated with each industry represented in the portfolio.
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
Deposit Products
We offer a variety of deposit products and services to our customers upon terms, including interest rates, which are competitive with other banks. Our business deposit products include commercial checking accounts, lockbox accounts, cash concentration accounts and other treasury management services, including online banking. Our treasury management online system offers information services, wire transfer initiation, ACH initiation, account transfer and service integration. Our consumer deposit products include checking accounts, savings accounts, money market accounts and certificates of deposit. We also allow our consumer deposit customers to access their accounts, transfer funds, pay bills and perform other account functions through online and mobile banking.
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
Employees
As of December 31, 2018, we had 1,641 full-time employees. None of our employees is represented by a collective bargaining agreement and we consider our relations with our employees to be good.

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
We are not at this time exercising the powers authorized for a financial holding company at the parent company level.
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
Capital Adequacy Requirements.    Federal banking regulators have adopted a system using risk-based capital guidelines to evaluate the capital adequacy of banks and bank holding companies that is based upon the 1988 capital accord of the Bank for International Settlements’ Basel Committee on Banking Supervision (the “Basel Committee”), a committee of central banks and bank regulators from the major industrialized countries that coordinates international standards for bank regulation. Under the guidelines, specific categories of assets and off-balance-sheet activities such as letters of credit are assigned risk weights, based generally on the perceived credit or other risks associated with the asset. Off-balance-sheet activities are assigned a credit conversion factor based on the perceived likelihood that they will become on-balance-sheet assets. These risk weights are multiplied by corresponding asset balances to determine a “risk weighted” asset base which is then measured against various forms of capital to produce capital ratios.
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
The Basel Committee in 2010 released a set of international recommendations for strengthening the regulation, supervision and risk management of banking organizations, known as Basel III. In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the “Basel III Capital Rules”). The Basel III Capital Rules became effective for us on January 1, 2015, with certain transition provisions phasing in over a period that ended on January 1, 2019.
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
The Basel III Capital Rules set the risk-based capital requirement and the total risk-based capital requirement to a minimum of 6.0% and 8.0%, respectively, plus a capital conservation buffer of 2.5% producing targeted ratios of 8.5% and 10.5%, respectively, which are fully phased-in as of January 1, 2019 and for subsequent years. The leverage ratio requirement under the Basel III Capital Rules is 4.0%. In order to be well capitalized under the rules now in effect, our Bank must maintain CET1, Tier 1 and total capital ratios that are equal to or greater than 7.0%, 8.5% and 10.5%, respectively, and a leverage ratio equal to or greater than 5.0%. See “Selected Consolidated Financial Data - Capital and Liquidity Ratios.”

Additionally, the Basel III Capital Rules specify a capital conservation buffer with respect to each of the CET1, Tier 1 and total capital to risk-weighted assets ratios, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and was fully phased-in on January 1, 2019 and for subsequent years at 2.5%. The required phase-in capital conservation buffer during 2018 was 1.875%. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.
We have met the capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis since we commenced filing applicable reports with the FDIC and OCC. At December 31, 2018 our Bank's CET1 ratio was 8.62% and its total risk-based capital ratio was 10.77% and, as a result, it is currently classified as "well capitalized" for purposes of the OCC's prompt corrective action regulations.
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
Regulators may change capital and liquidity requirements, including previous interpretations of practices related to risk weights, which could require an increase to the allocation of capital to assets held by our Bank. Regulators could also require us to make retroactive adjustments to financial statements to reflect such changes. A regulatory capital ratio or category may not constitute an accurate representation of the Bank’s overall financial condition or prospects. Our regulatory capital status is addressed in more detail under the heading “Liquidity and Capital Resources” within Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 13 - Regulatory Restrictions in the accompanying notes to the consolidated financial statements included elsewhere in this report.
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
Our Bank’s leverage ratio was 9.53% at December 31, 2018 and, as a result, it is currently classified as “well capitalized” for purposes of the OCC’s prompt corrective action regulations.
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
Stress Testing.    Pursuant to the Dodd-Frank Act and regulations published by the Federal Reserve and OCC, institutions with average total consolidated assets greater than $10 billion were required to conduct an annual “stress test” of capital and consolidated earnings and losses under a base case and two severely adverse stress scenarios provided by bank regulatory agencies. In response to this requirement we have developed dedicated staffing, economic models, policies and procedures to implement stress testing on an annual basis using scenarios released by the agencies, the results of which were published on our website, as well as conducting stress tests for internal use based upon economic scenarios we developed. On May 24, 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was signed into law, which amended portions of the Dodd-Frank Act and immediately raised the asset threshold for stress testing from $10 billion to $100 billion for bank holding companies. On December 18, 2018, the OCC proposed regulations that would raise the stress testing threshold for national banks from $10 billion to $250 billion. As a result we, as well as the Bank, are no longer subject to stress test regulations or any requirement to publish the results of our stress testing. We will continue to perform certain stress tests internally and incorporate the economic models and information developed through our stress testing program into our risk management and business planning activities.

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
Community Reinvestment Act.    The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit, making investments and providing community development services to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Our Bank's strategic focus on serving commercial customers in regional and national markets from a limited number of branches makes it more challenging for us to satisfy CRA requirements as compared to banks of comparable size that focus on providing retail banking services in markets where they maintain a network of full-service branches.
The USA Patriot Act, the International Money Laundering Abatement and Financial Anti-Terrorism Act and the Bank Secrecy Act.    A major focus of U.S. government policy regarding financial institutions in recent years has been combating money laundering, terrorist financing and other illegal payments. The USA Patriot Act of 2001 and the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 substantially broadened the scope of United States anti-money laundering laws and penalties, specifically related to the Bank Secrecy Act of 1970, and expanded the extra-territorial jurisdiction of the U.S. government in this area. Regulations issued under these laws impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and other suspicious activity and to verify the identity of their customers and apply additional scrutiny to customers considered to present greater than normal risk. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with relevant laws or regulations, could have serious legal, reputational and financial consequences for the institution. Because of the significance of regulatory emphasis on these requirements, we have expended and expect to continue to expend significant staffing, technology and financial resources to maintain programs designed to ensure compliance with applicable laws and regulations and an effective audit function for testing our compliance with the Bank Secrecy Act on an ongoing basis.
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
Limits on Compensation.    The Federal Reserve, OCC and FDIC in 2010 issued comprehensive final guidance on incentive compensation policies for executive management of banks and bank holding companies. This guidance was intended to ensure that the incentive compensation policies of banking organizations do not undermine their safety and soundness by encouraging excessive risk-taking. The objective of the guidance is to assure that incentive compensation arrangements (i) provide incentives that do not encourage excessive risk-taking, (ii) are compatible with effective internal controls and risk management and (iii) are supported by strong corporate governance, including oversight by the board of directors. In 2016, the Federal Reserve and the FDIC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2018, these rules have not been implemented.
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

The Dodd-Frank Act made permanent the general $250,000 insurance limit for insured deposits. Amendments to the FDIA also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF are calculated. The assessment base now consists of average consolidated total assets less average tangible equity capital and an amount the FDIC determines is necessary to establish assessments consistent with the risk-based assessment system found in the FDIA, which assigns insured institutions to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. As of July 1, 2017, minimum and maximum assessment rates (inclusive of possible adjustments) for institutions the size of our Bank range from 3 to 30 basis points of average consolidated total assets less average tangible capital. These changes contributed to an increase in the FDIC deposit insurance premiums we paid in 2017 and 2018. In November 2018, the FDIC announced that the Deposit Insurance Fund Reserve reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35% ahead of the September 30, 2020 deadline required by the Dodd-Frank Act. Upon reaching the minimum, surcharges on us and other insured depository institutions with total consolidated assets of $10 billion or more ceased.
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
Available Information
Under the Securities Exchange Act of 1934, we are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file electronically with the SEC.
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
Our business is subject to risk. The following discussion, along with management’s discussion and analysis and our financial statements and footnotes, sets forth the most significant risks and uncertainties that we believe could adversely affect our business, financial condition or results of operations. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also have a material adverse effect on our business, financial condition or results of operations. There is no assurance that this discussion covers all potential risks that we face. The occurrence of the described risks could cause our results to differ materially from those described in our forward-looking statements included elsewhere in this report or in our other filings with the SEC and could have a material adverse impact on our business, financial condition or results of operations.
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
A significant portion of our assets consists of commercial loans. We generally invest a greater proportion of our assets in commercial loans to business customers than other banking institutions of our size, and our business plan calls for continued efforts to increase our assets invested in these loans. At December 31, 2018, approximately 46% of our LHI portfolio was comprised of commercial loans. Commercial loans may involve a higher degree of credit risk than other types of loans due, in part, to their larger average size, the effects of changing economic conditions on the businesses of our commercial loan customers, the dependence of borrowers on operating cash flow to service debt and our reliance upon collateral which may not be readily marketable. Due to the greater proportion of these commercial loans in our portfolio and because the balances of these loans are, on average, larger than other categories of loans, losses incurred on a relatively small number of commercial loans could have a materially adverse impact on our results of operations and financial condition.
A significant portion of our loans are secured by commercial and residential real estate. At December 31, 2018, approximately 53% of our loans held for investment portfolio was comprised of loans with real estate as the primary component of collateral. Our real estate lending activities, and our exposure to fluctuations in real estate collateral values, are significant and may increase as our assets increase. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located, in response to factors such as economic downturns, changes in the economic health of industries heavily concentrated in a particular area and in response to changes in market interest rates, which influence capitalization rates used to value revenue-generating commercial real estate. If the value of real estate serving as collateral for our loans declines materially, a significant part of our loan portfolio could become under-collateralized and losses incurred upon borrower defaults would increase. Conditions in certain segments of the real estate industry, including homebuilding, lot development and mortgage lending, may have an effect on values of real estate pledged as collateral for our loans. The inability of purchasers of real estate, including residential real estate, to obtain financing may weaken the financial condition of our borrowers who are dependent on the sale or refinancing of property to repay their loans. Changes in the economic health of certain industries can have a significant impact on other sectors or industries which are directly or indirectly associated with those industries, and may impact the value of real estate in areas where such industries are concentrated.

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
Our business model makes our Bank more vulnerable to changes in underlying business credit quality than other banks with which we compete. We have a substantially larger percentage of commercial, real estate and other categories of business loans relative to total assets than most other banks in our market and our individual loans are generally larger as a percentage of our total earning assets than other banks. While we have substantially increased our liquidity in recent years, these funds are invested in low-yielding deposits with federal agencies and other financial institutions. A substantially smaller portion of our assets consists of securities and other earning asset categories that can be less vulnerable to changes in local, regional or industry-specific economic trends, causing our potential for credit losses to be more severe than other banks. Our business model has focused on growth in various loan categories that can be more sensitive to changes in economic trends. We believe our ability to maintain an above-peer rate of growth in commercial loans is dependent on maintaining above-peer credit quality metrics. The failure to do so would have a material adverse impact on our growth and profitability. Historically, we have sought to take action prior to economic downturns by slowing growth rates and decreasing the risk level of our assets by, among other things, allowing runoff of loans that we believe may not perform well during a weakening or declining economic environment.
If our assessment of inherent risk and losses in our loan portfolio is inaccurate, or economic and market conditions or our borrowers' financial performance experience material unanticipated changes, the allowance may become inadequate, requiring larger provisions for loan losses that can materially decrease our earnings. Certain of our loans individually represent a significant percentage of our total allowance for loan losses. Adverse collection experience in a relatively small number of these loans could require an increase in the provision for loan losses. Federal regulators periodically review our allowance for loan losses and, based on their judgments, which may be different than ours, may require us to change classifications or grades of loans, increase the allowance for loan losses or recognize further loan charge-offs. Any increase in the allowance for loan losses or in the amount of loan charge-offs required by our methodology or regulatory agencies could have a negative effect on our results of operations and financial condition.
The Financial Accounting Standards Board adopted a new accounting standard for determining the amount of our allowance for credit losses (ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) that will be effective for our fiscal year ending December 31, 2020, referred to as Current Expected Credit Loss ("CECL"). Implementation of CECL will require that we determine periodic estimates of lifetime expected future credit losses on loans in the provision for loan losses in the period when the loans are booked. We are currently unable to reasonably estimate the impact of adopting CECL on our future reported financial results. We believe that the impact of the adoption of CECL will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts, as of the adoption date. The implementation of CECL may require us to increase our allowance for loan losses, decreasing our reported income, and may introduce additional volatility into our reported earnings.
Our business is concentrated in Texas; our energy industry exposure could adversely affect our performance. A majority of our customers are located in Texas. As a result, our financial condition and results of operations may be strongly affected by any prolonged period of economic recession or other adverse business, economic or regulatory conditions affecting Texas businesses and financial institutions. Although more than 50% of our loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas, our Texas concentration remains significant compared to other peer banks. While the Texas economy is more diversified than in the 1980’s, the energy sector continues to play an important role. At December 31, 2018 our outstanding energy loans represented 8% of total loans. Our energy loans consist primarily of producing reserve-based loans to exploration and production companies with a smaller portion of our loan balances attributable to royalty owners, midstream operators, saltwater disposal and other service companies whose businesses primarily relate to production, not exploration and development, of oil and gas. These businesses have been significantly affected by volatility in oil and natural gas prices and material declines in the level of drilling and production activity in Texas and in other areas of the United States. We experienced an increase in non-performing assets and higher charge-offs primarily related to energy loans during 2016, and while those levels have moderated in 2017 and 2018, they still remain elevated compared to the overall loan portfolio. There is no assurance that we will not be materially adversely impacted by the direct and indirect effects of current and future conditions in the energy industry in Texas and nationally.
Our business faces unpredictable economic and business conditions. Our business is directly impacted by general economic and business conditions in Texas, the United States and internationally. The credit quality of our loan portfolio necessarily reflects, among other things, the general economic conditions in the areas in which we and our customers conduct our respective businesses. Our continued financial success can be affected by other factors that are beyond our control, including:

•	national, regional and local economic conditions;

•	the value of the U.S. Dollar in relation to the currencies of other advanced and emerging market countries;

•	the performance of both domestic and international equity and debt markets and valuation of securities traded on recognized domestic and international exchanges;

•	general economic consequences of international conditions, such as weakness in European sovereign debt and foreign currencies and the impact of that weakness on the US and global economies;

•	legislative and regulatory changes impacting our industry;

•	the financial health of our customers and economic conditions affecting them and the value of our collateral, including effects from continued price volatility of oil and gas and other commodities;

•	the incidence of fraud, illegal payments, security breaches and other illegal acts among or impacting our Bank and our customers;

•	structural changes in the markets for origination, sale and servicing of residential mortgages;

•	changes in governmental economic and regulatory policies generally, including the extent and timing of intervention in credit markets by the Federal Reserve Board or withdrawal from that intervention;

•	changes in the availability of liquidity at a systemic level; and

•	material inflation or deflation.
Substantial deterioration in any of the foregoing conditions can have a material adverse effect on our prospects and our results of operations and financial condition. There is no assurance that we will be able to sustain our historical rate of growth or our profitability. Our Bank's customer base is primarily commercial in nature, and our Bank does not have a significant retail branch network or retail consumer deposit base. In periods of economic downturn, business and commercial deposits may be more volatile than traditional retail consumer deposits. As a result, our financial condition and results of operations could be adversely affected to a greater degree by these uncertainties than competitors having a larger retail customer base.
Future impacts of the Tax Cuts and Jobs Act (the "Tax Act") on us and our customers are unknown at present, creating uncertainty and risk related to our customers' future demand for credit and our future results. Increased economic activity expected to result from the continued decrease in tax rates on businesses generally could spur additional economic activity that would encourage additional borrowing. At the same time, some customers may elect to use their additional cash flow from lower taxes to fund their existing levels of activity, decreasing borrowing needs. The elimination of the federal income tax deductibility of business interest expense for a significant number of our customers effectively increases the cost of borrowing and makes equity or hybrid funding relatively more attractive. This could have a long-term negative impact on business customer borrowing. We realized a significant increase in our after-tax net income available to stockholders in 2018 but there is no guarantee that future years' results will have the same benefit. Some or all of this benefit could be lost to the extent that the banks and financial services companies we compete with elect to lower interest rates and fees and we are forced to respond in order to remain competitive. Additionally, the tax benefits could be repealed as a result of future regulatory actions. There is no assurance that presently anticipated benefits of the Tax Act for the Company will be realized in the future.
Our growth plans are dependent on the availability of capital and funding. Our historical ability to raise capital through the sale of capital stock and debt securities may be affected by economic and market conditions or regulatory changes that are beyond our control. Adverse changes in our operating performance or financial condition could make raising additional capital difficult or more expensive or limit our access to customary sources of funding, including inter-bank borrowings, repurchase agreements and borrowings from the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FLHB"). Unexpected changes in requirements for capital resulting from regulatory actions could require us to raise capital at a time, and at a price, that might be unfavorable, or could require that we forego continuing growth or reduce our current loan portfolio. We cannot offer assurance that capital and funding will be available to us in the future, in needed amounts, upon acceptable terms or at all. Our efforts to raise capital could require the issuance of securities at times and with maturities, conditions and rates that are disadvantageous, and which could have a dilutive impact on our current stockholders. Factors that could adversely affect our ability to raise additional capital or necessary funding include conditions in the capital markets, our financial performance, our credit ratings, regulatory actions and general economic conditions. Increases in our cost of capital, including dilution and increased interest or dividend requirements, could have a direct adverse impact on our operating performance and our ability to achieve our growth objectives. Trust preferred securities are no longer viable as a source of new long-term debt capital as a result of regulatory changes. The treatment of our existing trust preferred securities as capital may be subject to further regulatory change prior to their maturity, which could require the Company to seek additional capital.
Our mortgage finance business has experienced, and will likely continue to experience, highly variable usage of our funding capacity resulting from seasonal demands for credit, surges in consumer demand driven by changes in interest rates and month-end “spikes” of residential mortgage closings. These spikes could also result in our Bank having capital ratios that are below internally targeted levels or even levels that could cause our Bank to not be well capitalized and could affect liquidity levels. At the same time managing this risk by declining to respond fully to the needs of our customers could severely impact our business. We have responded to these variable funding demands by, among other things, increasing the extent of participations sold in our mortgage loan interests, as needed, and by maintaining a substantial borrowing relationship with the FHLB. Our mortgage finance customers have in recent periods provided significant low-cost deposit balances associated with the borrower escrow accounts created at the time certain mortgage loans are funded, which have benefitted our liquidity and net interest margin. Due to the rising rate environment and in response to competitive pressures, we have found it necessary to pay interest on some of these accounts, as regulations allow or require and this trend may continue, materially increasing our costs of funds. Individual escrow account balances also experience significant variability monthly as principal and interest payments, as well as ad valorem taxes and insurance premiums, are paid periodically. While the short average holding period of our mortgage interests of approximately 20 days will allow us, if necessitated by a funding shortfall, to rapidly decrease the size of the portfolio and its associated capital and funding requirements, any such action might significantly damage our business and important mortgage finance relationships.
We must effectively manage our liquidity risk. Our Bank requires liquidity in the form of available funds to meet its deposit, debt and other obligations as they come due, borrower requests to draw on committed credit facilities as well as unexpected demands for cash payments. While we are not subject to Basel III liquidity regulations, the adequacy of our liquidity is a matter of regulatory interest given the significant portion of our balance sheet represented by loans as opposed to securities and other more marketable investments. Our Bank’s principal source of funding consists of customer deposits, supplemented by our short-term and long-term borrowings, including Federal funds purchased and FHLB borrowings. We also rely on the availability of the mortgage secondary market provided by Ginnie Mae and the GSEs to support the liquidity of our residential mortgage assets. A substantial majority of our Bank’s liabilities consist of demand, savings, checking and money market deposits, which are payable on demand or upon relatively short notice. By comparison, a substantial portion of our assets are loans, most of which, excluding our mortgage finance loans and mortgage loans held for sale, cannot be collected or sold in so short a time frame, creating the potential for an imbalance in the availability of liquid assets to satisfy depositors and loan funding requirements.
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
Our Bank sources a significant volume of its demand deposits from financial services companies, mortgage finance customers and other commercial sources, resulting in a larger percentage of large deposits and a smaller number of sources of deposits than would be typical of other banks in our markets, creating concentrations of deposits that carry a greater risk of unexpected material withdrawals. In recent periods over half of our total deposits have been attributable to customers whose balances exceed the $250,000 FDIC insurance limit. Many of these customers actively monitor our financial condition and results of operations and could withdraw their deposits quickly upon the occurrence of a material adverse development affecting our Bank or their businesses. Significant deterioration in our credit quality or a downgrade in our credit ratings could affect funding sources such as financial institutions and broker dealers. In response to this risk we have increased our liquidity and developed more sophisticated techniques for monitoring and planning for changes in liquidity and capital over the past several years, but there is no assurance that we will maintain or have access to sufficient funding and capital to fully mitigate our liquidity risk.
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
Our communications and information systems and those of our vendors and customers remain vulnerable to unexpected disruptions, failures and cyber-attacks. The frequency and intensity of such attacks is escalating. Material failures or interruptions of these systems could impair our ability to serve our customers and to operate our business and could damage our reputation, result in a loss of business, subject us to additional regulatory scrutiny or enforcement or expose us to civil litigation and possible financial liability. While we have developed extensive recovery plans, we cannot assure that those plans will be effective to prevent adverse effects upon us and our customers resulting from system failures.
We collect and store sensitive data, including personally identifiable information of our customers and employees and in the ordinary course of business must allow certain of our vendors access to that data. Breaches of our systems or our vendors' or customers’ systems, thefts of data and other breaches and criminal activity may result in significant costs to respond, liability for customer losses if we or our vendors are at fault, damage to our customer relationships, regulatory scrutiny and enforcement and loss of future business opportunities due to reputational damage. Breaches can be perpetrated by unknown third parties, but could also be facilitated by employees either inadvertently or by consciously attempting to create disruption or certain acts of fraud. Although we, with the help of third-party service providers, will continue to implement information security technology solutions and establish operational procedures to protect sensitive data, there can be no assurance that these measures will be effective. We advise and provide training to our customers and evaluate and impose security requirements on our vendors regarding protection of their respective information systems, but there is no assurance that these actions will have the intended positive effects or will be effective to prevent losses. In some cases we may elect to contribute to the cost of responding to cybercrime against our customers, even when we are not at fault, in order to maintain valuable customer relationships. Successful cyber-attacks on our Bank, vendors or customers may affect the reputation of our Bank, and failure to meet customer expectations could have a material impact on our ability to attract and retain deposits as a primary source of funding.
Our operations rely extensively on a broad range of external vendors. We rely on a large number of vendors to provide products and services necessary to maintain our day-to-day operations, particularly in the areas of operations, treasury management systems, information technology and security. This reliance exposes us to the risk that these vendors will not perform as required by our agreements as well as risks resulting from disruptions in communications with our vendors, cyber-attacks and security breaches at our vendors, failure of a vendor to provide services for other reasons and poor performance of services. An external vendor’s failure to perform in any of these areas could be disruptive to our operations, which could have a material adverse impact on our business, financial condition and results of operations, as well as cause reputational damage. External vendors who must have access to our information systems in order to provide their services have been identified as significant sources of information technology security risk. While we have implemented an active program of oversight to address this risk, there can be no assurance that we will not experience material security breaches associated with our vendors.
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
Recent periods of unusually low interest rates have had an adverse effect on our earnings by reducing yields on loans and other earning assets. The Federal Reserve began raising rates in late 2015 and 2016 and their benchmark rate and market rates continued to increase during 2017 and 2018, contributing to improvement in our net interest income as the increase in interest we receive on our assets exceeded the increase in interest we were required to pay our depositors. However there is substantial uncertainty regarding the extent to which interest rates may increase in 2019 and future periods and what the future effects of any such increases will be on our interest income and expense. Increases in market interest rates can negatively impact our business, including reducing our customers' desire to borrow money from us and their ability to repay their outstanding loans as their debt service obligations increase through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to pay their loans is impaired by increasing interest payment obligations, our level of non-performing assets would increase, producing an adverse effect on operating results. Asset values, especially commercial real estate collateral, securities or other fixed rate earning assets, can decline significantly with relatively minor changes in interest rates.
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
Rising interest rates have increased our interest expense, with a commensurate adverse effect on our net interest income and may continue to do so. In a rising rate environment, competition for cost-effective deposits has increased and may continue to increase, making it more costly for us to fund loan growth. There can be no assurance that we will not be materially adversely affected by future changes in interest rates.
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
Congress, state legislatures, and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Recent material changes in regulation and requirements imposed on financial institutions, such as the Dodd-Frank Act and the Basel III Capital Rules, result in additional costs, impose more stringent capital, liquidity and leverage requirements, limit the types of financial services and products we may offer and increase the ability of non-bank financial services providers to offer competing financial services and products, among other things. Such changes could result in new regulatory obligations which could prove difficult, expensive or competitively impractical to comply with if not equally imposed upon non-bank financial services providers with whom we compete.
We are subject to a continuous program of examinations by our regulators concerning, among other things, lending practices, reserve methodology, compliance with changing regulations and interpretations, our management of interest rate, liquidity, capital and operational risk, enterprise risk management, regulatory and financial accounting practices and policies and related matters, which can divert management’s time and attention from focusing on our business. We devote a significant amount of management time and expense to enhancing the infrastructure to support our compliance obligations, which can pose significant regulatory enforcement, financial and reputational risks if not appropriately addressed.
The Regulatory Relief Act and regulations proposed or issued after its passage have provided a limited degree of regulatory relief, including discontinuing the stress testing requirements contained in the Dodd-Frank Act. Uncertainty regarding how our regulators will evaluate capital and liquidity planning going forward remains a risk. We have increased our capital and liquidity and expanded our regulatory compliance staffing and systems in recent years in order to address continuing regulatory requirements. There is no assurance that our financial performance in future years will not be similarly burdened.
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
We must effectively execute our business strategy in order to continue our asset and earnings growth. Our core strategy is to develop our business principally through organic growth by offering a premier and differentiated banking experience to companies in high-value business segments. Our prospects for continued growth must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies. In order to execute our business strategy successfully, we must, among other things:

•	continue to identify and expand into suitable markets and lines of business, in Texas, regionally and nationally;

•	develop new products and services and execute our full range of products and services more efficiently and effectively;

•	attract and retain qualified bankers in each of our targeted market segments to build our customer base;

•	respond to market opportunities promptly and nimbly while balancing the demands of risk management and compliance with regulatory requirements;

•	expand our loan portfolio in an intensely competitive environment while maintaining credit quality;

•	attract sufficient deposits and capital to fund our anticipated loan growth and satisfy regulatory requirements;

•	control expenses; and

•	acquire and maintain sufficient qualified staffing and information technology and operational resources to support growth and compliance with regulatory requirements.
Failure to effectively execute our business strategy could have a material adverse effect on our business, future prospects, financial condition or results of operations.
We must be effective in developing and executing new lines of business and new products and services while managing associated risks. Our business strategy requires that we develop and grow new lines of business and offer new products and services within existing lines of business in order to compete successfully in offering a premier and differentiated client banking experience to ensure future client acquisition and retention of existing clients and realize our strategic priorities for both loans and deposits. Substantial costs, risks and uncertainties are associated with these efforts, particularly in instances where the markets are not fully developed. Developing and marketing new activities requires that we invest significant time and resources before new sources of revenues, funding and profits can be realized. Timetables for the development and launch of new activities may not be achieved and price and profitability targets may not prove feasible or their realization may be delayed. External factors, such as compliance with regulations, receipt of necessary licenses or permits, competitive alternatives and shifting market preferences, may also adversely impact the successful execution of new activities. New activities necessarily entail additional risks and may present additional risks to the effectiveness of our system of internal controls and risk management strategies. All service offerings, including current offerings and new activities, may become more risky due to changes in economic, competitive and market conditions beyond our control. Our regulators could determine that our risk management practices are not adequate or our capital levels are not sufficiently in excess of well-capitalized levels and take action to restrain our growth. Failure to successfully manage these risks, generally and to the satisfaction of our regulators, in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.
We must continue to attract, retain and develop key personnel. Our success depends to a significant extent upon our ability to attract, develop and retain experienced bankers in each of our lines of business and markets as well as managers in operational areas, compliance and other support areas to build and maintain the infrastructure and controls required to support continuing loan and deposit growth. Competition for the best people in our industry can be intense, and there is no assurance that we will continue to have the same level of success in this effort that has supported our historical results. Factors that affect our ability to attract, develop and retain key employees include our compensation and benefits programs, our profitability, our ability to establish appropriate succession plans for key talent, our reputation for rewarding and promoting qualified employees and market competition for employees with certain skills, including information systems development and security. The cost of employee compensation is a significant portion of our operating expenses and can materially impact our results of operations. The unanticipated loss of the services of key personnel could have an adverse effect on our business. Although we have entered into employment agreements with certain key employees, we cannot assure you that we will be successful in retaining them.
We compete with many banks and other financial service providers. Competition among providers of financial services in our markets, in Texas, regionally and nationally, is intense. We compete with other financial and bank holding companies, state and national commercial banks, savings and loan associations, consumer finance companies, credit unions, securities brokerages, insurance companies, mortgage banking companies, money market mutual funds, asset-based non-bank lenders, government sponsored or subsidized lenders and other financial services providers. Many of these competitors have substantially greater financial resources, lending limits and technological resources and larger branch networks than we do, and are able to offer a broader range of products and services than we can, including systems and services that could more effectively protect customers from cyber threats. Many competitors offer lower interest rates and more liberal loan terms that appeal to borrowers but adversely affect net interest margin and assurance of repayment. We are increasingly faced with competition in many of our products and services by non-bank providers who may have competitive advantages of size, access to potential customers and fewer regulatory requirements. Failure to compete effectively for deposit, loan and other banking customers in any of our lines of business could cause us to lose market share, slow or reverse our growth rate or suffer adverse effects on our financial condition and results of operations.
Our mortgage correspondent aggregation business subjects us to additional risks. We launched our mortgage correspondent aggregation business (“MCA”), a correspondent lending program that complements our mortgage warehouse lending business, in 2015. Volatility in the mortgage industry has caused uncertainty related to the pricing of the mortgage loans that we seek to purchase, as well as uncertainty in the pricing of those loans when they are sold or securitized. Similar uncertainty exists with respect to volatility in the value of mortgage servicing rights ("MSRs") on our balance sheet. This volatility may cause the actual returns on mortgage sales or securitization transactions to be less than anticipated, which could adversely affect our overall loans held for sale volumes and the profitability of this line of business. Fluctuations in the value of MSRs that we hold on our balance sheet could require that we recognize impairments in the value of such assets and/or actual losses on the disposition of such assets. Additionally, non-bank competitors may have a pricing advantage as they are not subject to the same capital maintenance requirements relative to mortgage loans and MSRs as our Bank.
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
We are from time to time required to hold or repurchase mortgage loans or reimburse investors as a result of breaches in contractual representations and warranties under the agreements pursuant to which we purchase and sell mortgage loans. While our agreements with the originators and sellers of mortgage loans provide us with legal recourse against them that may allow us to recover some or all of our losses, these companies are frequently not financially capable of paying large amounts of damages and as a result we can offer no assurance that we will not bear all of the risk of loss.
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
We must effectively manage our counterparty risk. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. Our Bank has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other financial market participants. Many of these transactions expose our Bank to credit risk in the event of a default by a counterparty or client. In addition, our Bank’s credit risk may be increased when the collateral securing its loans cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of its credit or derivative exposure. Any such losses could have a material adverse effect on our business, financial condition and results of operations.
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
We must maintain adequate regulatory capital to support our business objectives. Under regulatory capital adequacy guidelines and other regulatory requirements, we must satisfy capital requirements based upon quantitative measures of assets, liabilities and certain off-balance sheet items. Our satisfaction of these requirements is subject to qualitative judgments by regulators that may differ materially from management’s and that are subject to being determined retroactively for prior periods. Additionally, regulators can make subjective assessments about the adequacy of capital levels, even if our Bank's reported capital exceeds the “well-capitalized” requirements. Our ability to maintain our status as a financial holding company and to continue to operate our Bank as we have in recent periods is dependent upon a number of factors, including our Bank qualifying as “well capitalized” and “well managed” under applicable prompt corrective action regulations and upon our company qualifying on an ongoing basis as “well capitalized” and “well managed” under applicable Federal Reserve regulations.
Failure to meet regulatory capital standards could have a material adverse effect on our business, including damaging the confidence of customers in us, adversely impacting our reputation and competitive position and retention of key personnel. Any of these developments could limit our access to:

•	brokered deposits;

•	the Federal Reserve discount window;

•	advances from the FHLB;

•	capital markets transactions; and

•	development of new financial services.
Failure to meet regulatory capital standards may also result in higher FDIC assessments. If we fall below guidelines for being deemed “adequately capitalized” the OCC or Federal Reserve could impose restrictions on our activities and a broad range of regulatory requirements in order to effect “prompt corrective action.” The capital requirements applicable to us are in a process of continuous evaluation and revision in connection with actions of the Basel Committee, our regulators and the requirements of the Dodd-Frank Act. We cannot predict the final form, or the effects, of these regulations on our business, but among the possible effects are requirements that we slow our rate of growth or obtain additional capital which could reduce our earnings or dilute our existing stockholders.
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
The holders of our indebtedness and preferred stock have rights that are senior to those of our common stockholders. As of December 31, 2018, we had $111.0 million outstanding in subordinated notes issued by our holding company and $113.4 million outstanding in junior subordinated notes that are held by statutory trusts which issued trust preferred securities to investors. At December 31, 2018 our Bank had $175.0 million in subordinated notes outstanding. Payments of the principal and interest on our trust preferred securities are conditionally guaranteed by us to the extent not paid by each trust, provided the trust has funds available for such obligations.
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
At December 31, 2018, we had issued and outstanding 6 million shares of our 6.50% Non-Cumulative Perpetual Preferred Stock, Series, A, having an aggregate liquidation preference of $150.0 million. Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. We must be current on dividends payable to holders of preferred stock before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.
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
Our common stock is traded on The Nasdaq Global Select Market under the symbol “TCBI”. On February 13, 2018, there were approximately 172 holders of record of our common stock.

Stock Performance Graph
The following table and graph sets forth the cumulative total stockholder return for the Company’s common stock for the five-year period ending on December 31, 2018, compared to an overall stock market index (Russell 2000 Index) and the Company’s peer group index (Nasdaq Bank Index). The Russell 2000 Index and Nasdaq Bank Index are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2013. The performance graph represents past performance and should not be considered to be an indication of future performance.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Texas Capital Bancshares, Inc.	$100.00	$87.35	$79.45	$126.05	$142.93	$82.14
Russell 2000 Index (RTY)	100.00	103.64	97.90	116.79	132.03	116.31
Nasdaq Bank Index (CBNK)	100.00	103.03	109.95	147.90	153.31	126.83

Source: Bloomberg

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
You should read the selected financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	At or For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share, average share and percentage data)
Consolidated Operating Data
Interest income	$1,164,193	$879,299	$703,408	$602,958	$514,547
Interest expense	249,333	117,971	63,594	46,428	37,582
Net interest income	914,860	761,328	639,814	556,530	476,965
Provision for credit losses	87,000	44,000	77,000	53,250	22,000
Net interest income after provision for credit losses	827,860	717,328	562,814	503,280	454,965
Non-interest income	78,024	74,256	60,780	47,738	42,511
Non-interest expense	525,096	465,876	382,397	326,523	285,114
Income before income taxes	380,788	325,708	241,197	224,495	212,362
Income tax expense	79,964	128,645	86,078	79,641	76,010
Net income	300,824	197,063	155,119	144,854	136,352
Preferred stock dividends	9,750	9,750	9,750	9,750	9,750
Net income available to common stockholders	$291,074	$187,313	$145,369	$135,104	$126,602
Consolidated Balance Sheet Data
Total assets	$28,257,767	$25,075,645	$21,697,134	$18,903,821	$15,900,034
Loans held for sale	1,969,474	1,011,004	968,929	86,075	—
Loans held for investment (LHI)	16,690,550	15,366,252	13,001,011	11,745,674	10,154,887
Loans held for investment, mortgage finance loans	5,877,524	5,308,160	4,497,338	4,966,276	4,102,125
Liquidity assets(1)	2,865,874	2,727,581	2,725,645	1,681,374	1,233,990
Investment securities	120,216	23,511	24,874	29,992	41,719
Demand deposits	7,317,161	7,812,660	7,994,201	6,386,911	5,011,619
Total deposits	20,606,113	19,123,180	17,016,831	15,084,619	12,673,300
Federal funds purchased and repurchase agreements	641,174	365,040	109,575	143,051	92,676
Other borrowings	3,900,000	2,800,000	2,000,000	1,500,000	1,100,005
Subordinated notes	281,767	281,406	281,044	280,682	280,321
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406	113,406
Stockholders’ equity	2,500,394	2,202,721	2,009,557	1,623,533	1,484,190

	At or For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share, average share and percentage data)
Other Financial Data
Income per share
Basic	$5.83	$3.78	$3.14	$2.95	$2.93
Diluted	5.79	3.73	3.11	2.91	2.88
Book value per share	46.82	41.35	37.56	32.12	29.17
Tangible book value per share(2)	46.45	40.97	37.17	31.69	28.72
Weighted average shares
Basic	49,936,702	49,587,169	46,239,210	45,808,440	43,236,344
Diluted	50,272,872	50,259,834	46,765,902	46,437,872	44,003,256
Selected Financial Ratios
Performance Ratios
Net interest margin	3.78%	3.49%	3.14%	3.14%	3.78%
Return on average assets	1.19%	0.87%	0.74%	0.79%	1.05%
Return on average common equity	13.14%	9.51%	9.27%	9.65%	11.31%
Efficiency ratio(3)	52.89%	55.75%	54.58%	54.04%	54.88%
Non-interest expense to average earning assets	2.15%	2.12%	1.88%	1.84%	2.26%
Asset Quality Ratios
Allowance for loan losses to LHI	0.85%	0.89%	0.96%	0.84%	0.71%
Net charge-offs (recoveries) to average LHI	0.37%	0.16%	0.29%	0.07%	0.05%
Allowance for loan losses to non-accrual loans	2.4x	1.8x	1.0x	.8x	2.3x
Non-accrual loans to LHI	0.36%	0.49%	0.96%	1.08%	0.30%
Total NPAs to LHI plus OREO	0.36%	0.55%	1.07%	1.08%	0.31%
Capital and Liquidity Ratios(4)
CET1	8.58%	8.45%	8.97%	7.47%	7.89%
Total capital ratio	11.31%	11.50%	12.48%	11.05%	11.83%
Tier 1 capital ratio	9.53%	9.52%	10.23%	8.81%	9.46%
Tier 1 leverage ratio	9.87%	9.15%	9.34%	8.92%	10.76%
Tangible common equity/total tangible assets(5)	8.26%	8.11%	8.49%	7.69%	8.26%
Average LHI, net/average total deposits	102.74%	97.56%	95.82%	101.71%	111.57%

(1)	Liquidity assets include Federal funds sold and interest-bearing deposits in other banks.

(2)	Stockholders' equity excluding preferred stock, less goodwill and intangibles, divided by shares outstanding at period end.

(3)	Non-interest expense divided by the sum of net interest income and non-interest income.

(4)	The Basel III Capital Rules specifying the CET1 ratio became effective on January 1, 2015.

(5)
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
Forward-looking statements may include, among other things, statements about the credit quality of our loan portfolio, general economic conditions in the United States and in our markets, including the continued impact on our customers from volatility in oil and gas prices, the financial impact of the Tax Act on our results of operations, expectations regarding rates of default or loan losses, volatility in the mortgage industry, our business strategies and our expectations about future financial performance, future growth and earnings, the appropriateness of our allowance for loan losses and provision for loan losses, the impact of increased regulatory requirements and legislative changes on our business, increased competition, interest rate risk, new lines of business, new product or service offerings and new technologies.
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

•
The failure to correctly assess and model the assumptions supporting our allowance for loan losses, causing it to become inadequate in the event of deteriorations in loan quality and increases in charge-offs, or increases to our allowance for loan losses as a result of the implementation of CECL.

•
Changes in the U.S. economy in general or the Texas economy specifically resulting in deterioration of credit quality, increases in non-performing assets or charge-offs or reduced demand for credit or other financial services we offer, including the effects from declines in the level of drilling and production related to volatility in oil and gas prices.

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

•
The failure to effectively manage our interest rate risk resulting from unexpectedly large or sudden changes in interest rates, maturity imbalances in our assets and liabilities, potential adverse effects to our borrowers including their inability to repay loans with increased interest rates and the impact to our net interest income from the increasing cost of interest-bearing deposits.

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
The following discussion and analysis presents the significant factors affecting our financial condition as of December 31, 2018 and 2017 and results of operations for each of the three years ended December 31, 2018, 2017 and 2016. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing later in this report.
Year ended December 31, 2018 compared to year ended December 31, 2017
We reported net income of $300.8 million and net income available to common stockholders of $291.1 million, or $5.79 per diluted common share, for the year ended December 31, 2018, compared to net income of $197.1 million and net income available to common stockholders of $187.3 million, or $3.73 per diluted common share, for 2017. Return on average common equity ("ROE") was 13.14% and return on average assets ("ROA") was 1.19% for the year ended December 31, 2018, compared to 9.51% and 0.87%, respectively, for 2017. The year-over-year increases in net income and ROE were primarily the result of a $153.5 million increase in net interest income and a $48.7 million decrease in income tax expense offset by a $43.0 million increase in the provision for credit losses and a $59.2 million increase in non-interest expense.
Year ended December 31, 2017 compared to year ended December 31, 2016
We reported net income of $197.1 million and net income available to common stockholders of $187.3 million, or $3.73 per diluted common share, for the year ended December 31, 2017, compared to net income of $155.1 million and net income available to common stockholders of $145.4 million, or $3.11 per diluted common share, for 2016. ROE was 9.51% and ROA was 0.87% for the year ended December 31, 2017, compared to 9.27% and 0.74%, respectively, for 2016. The increase in ROE for 2017 compared to 2016 resulted primarily from an increase in net interest income and a decrease in the provision for loan losses, offset by increases in non-interest expense and income tax expense. The increase in income tax expense reflects a $17.6 million write-off of our net deferred tax asset ("DTA") in response to enactment of the Tax Act, which was recorded as additional income tax expense during the fourth quarter of 2017. As a result of the Tax Act our effective tax rate for 2017 increased to 40% from 36% for 2016.
Net income increased $41.9 million for the year ended December 31, 2017 compared to 2016. The $41.9 million increase was primarily the result of a $121.5 million increase in net interest income and a $33.0 million decrease in the provision for credit losses, offset by an $83.5 million increase in non-interest expense and a $42.6 million increase in income tax expense.

Consolidated Daily Average Balances, Average Yields and Rates

	Year ended December 31,
	2018			2017			2016
(in thousands except percentages)	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate
Assets
Investment Securities—taxable	$24,142	$849	3.52%	$51,751	$1,064	2.06%	$26,619	$943	3.54%
Investment Securities—non-taxable(2)	46,553	2,512	5.40%	55	3	4.85%	604	36	5.92%
Federal funds sold and securities purchased under resale agreements	201,236	3,792	1.88%	237,371	2,542	1.07%	310,128	1,547	0.50%
Interest-bearing Deposits in other banks	1,769,074	32,597	1.84%	2,715,669	29,399	1.08%	3,133,196	16,312	0.52%
Loans held for sale	1,561,530	71,240	4.56%	1,016,144	39,159	3.85%	416,325	14,009	3.36%
Loans held for investment, mortgage finance	4,875,860	181,438	3.72%	4,136,653	143,275	3.46%	4,292,942	134,747	3.14%
Loans held for investment(1)(2)	16,075,007	877,688	5.46%	14,040,965	670,265	4.77%	12,371,634	536,031	4.33%
Less reserve for loan losses	183,863	—	—	174,105	—	—	163,623	—	—
Loans held for investment, net	20,767,004	1,059,126	5.10%	18,003,513	813,540	4.52%	16,500,953	670,778	4.07%
Total earning assets	24,369,539	1,170,116	4.80%	22,024,503	885,707	4.02%	20,387,825	703,625	3.45%
Cash and other assets	828,150			680,345			558,900
Total assets	$25,197,689			$22,704,848			$20,946,725
Liabilities and stockholders’ equity
Transaction deposits	$3,044,300	$47,738	1.57%	$2,159,375	$15,290	0.71%	$2,199,292	$7,219	0.33%
Savings deposits	7,986,135	114,255	1.43%	7,495,318	61,230	0.82%	6,403,306	27,028	0.42%
Time deposits	1,292,864	23,123	1.79%	478,513	3,366	0.70%	493,128	2,928	0.59%
Total interest-bearing deposits	12,323,299	185,116	1.50%	10,133,206	79,886	0.79%	9,095,726	37,175	0.41%
Other borrowings	2,102,404	42,738	2.03%	1,618,238	17,729	1.10%	1,480,302	6,645	0.45%
Subordinated notes	281,574	16,764	5.95%	281,213	16,764	5.96%	280,850	16,764	5.97%
Trust preferred subordinated debentures	113,406	4,715	4.16%	113,406	3,592	3.17%	113,406	3,009	2.65%
Total interest-bearing liabilities	14,820,683	249,333	1.68%	12,146,063	117,971	0.97%	10,970,284	63,593	0.58%
Demand deposits	7,890,304			8,320,650			8,124,174
Other liabilities	121,203			118,944			134,678
Stockholders’ equity	2,365,499			2,119,191			1,717,589
Total liabilities and stockholders’ equity	$25,197,689			$22,704,848			$20,946,725

Net interest income(2)		$920,783			$767,736			$640,032
Net interest margin			3.78%			3.49%			3.14%
Net interest spread			3.12%			3.05%			2.87%
Loan spread(3)			4.04%			4.00%			3.81%

(1)
The loan averages include non-accrual loans which are stated net of unearned income. Loan interest income includes loan fees totaling $71.0 million, $59.5 million and $50.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Taxable equivalent rates used where applicable.

(3)	Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

Volume/Rate Analysis
The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to differences in the average interest rate on those assets and liabilities.

	Years Ended December 31,
	2018/2017			2017/2016
	Net Change	Change Due To(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income:
Investment Securities	$2,294	$722	$1,572	$88	$868	$(780)
Loans held for sale	32,081	21,385	10,696	25,150	20,183	4,967
Loans held for investment, mortgage finance loans	38,163	25,541	12,622	8,528	(4,906)	13,434
Loans held for investment	207,423	96,521	110,902	134,234	72,328	61,906
Federal funds sold and securities purchased under resale agreements	1,250	(435)	1,685	995	(357)	1,352
Interest-bearing Deposits in other banks	3,198	(10,437)	13,635	13,087	(2,174)	15,261
Total	284,409	133,297	151,112	182,082	85,942	96,140
Interest expense:
Transaction deposits	32,448	6,197	26,251	8,071	(131)	8,202
Savings deposits	53,025	3,382	49,643	34,202	4,609	29,593
Time deposits	19,757	6,181	13,576	438	(87)	525
Other borrowings	25,009	5,173	19,836	11,084	619	10,465
Long-term debt	1,123	20	1,103	583	—	583
Total	131,362	20,953	110,409	54,378	5,010	49,368
Net interest income	$153,047	$112,344	$40,703	$127,704	$80,932	$46,772

(1)	Yield/rate and volume variances are allocated to yield/rate.

(2)	Taxable equivalent rates used where applicable assuming a 21% tax rate.
Net Interest Income
Net interest income was $914.9 million for the year ended December 31, 2018 compared to $761.3 million for 2017. The increase was primarily due to an increase in earning assets of $2.3 billion and the effect of increases in interest rates on loan yields, offset by an increase in interest-bearing liabilities of $2.7 billion and the effect of increased funding costs. The increase in average earning assets included a $545.4 million increase in average loans held for sale, a $2.8 billion increase in average net loans held for investment and an $18.9 million increase in average investment securities, offset by a $982.7 million decrease in average liquidity assets. The increase in average interest-bearing liabilities included a $2.2 billion increase in interest-bearing deposits and a $484.2 million increase in other borrowings. Average demand deposits for the year ended December 31, 2018 decreased to $7.9 billion from $8.3 billion for 2017 as a result of the rising interest rate environment and the shift to interest-bearing deposits. Net interest margin for the year ended December 31, 2018 was 3.78% compared to 3.49% for 2017. The increase was primarily due to improved asset composition and the effect of increases in interest rates on loan yields attributed to our asset-sensitive balance sheet.
The yield on total loans held for investment increased to 5.10% for the year ended December 31, 2018 compared to 4.52% and the yield on earning assets increased to 4.80% for the year ended December 31, 2018 compared to 4.02% for 2017. The average cost of total deposits and borrowed funds increased to 1.02% for 2018 from 0.49% for 2017. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.78% for 2018 compared to 3.53% for 2017. The increase resulted primarily from increases in interest rates and increases in the higher yielding loan components of earning assets. Total funding costs, including all deposits, long-term debt and stockholders' equity increased to 0.99% for 2018 compared to 0.52% for 2017.
Net interest income was $761.3 million for the year ended December 31, 2017 compared to $639.8 million for 2016. The increase was primarily due to an increase in average earning assets of $1.6 billion and the effect of increases in interest rates on loan yields, offset by an increase in interest-bearing liabilities of $1.2 billion and the effect of increased funding costs. The increase in average earning assets included a $599.8 million increase in average loans held for sale, a $1.5 billion increase in average net loans held for investment, and a $24.6 million increase in average securities, offset by a $490.3 million decrease in average liquidity assets. The increase in average interest-bearing liabilities included a $1.0 billion increase in interest-bearing deposits and a $137.9 million increase in other borrowings. Average demand deposits for the year ended December 31, 2017 increased to $8.3 billion from $8.1 billion. Net interest margin for year ended December 31, 2017 was 3.49% compared to 3.14% for 2016. The increase was primarily due to the effect of increases in interest rates on loan yields attributable to our asset-sensitive balance sheet.
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

Non-interest Income

	Year ended December 31,
(in thousands)	2018	2017	2016
Service charges on deposit accounts	$12,787	$12,432	$10,341
Wealth management and trust fee income	8,148	6,153	4,268
Brokered loan fees	22,532	23,331	25,339
Servicing income	18,307	15,657	1,715
Swap fees	5,625	3,990	2,866
Gain/(Loss) on sale of loans held for sale	(15,934)	(2,387)	2,547
Other(1)	26,559	15,080	13,704
Total non-interest income	$78,024	$74,256	$60,780

(1)	Other non-interest income includes such items as letter of credit fees, bank owned life insurance ("BOLI") income, dividends on FHLB and FRB stock and other general operating income.
Non-interest income increased by $3.8 million during the year ended December 31, 2018 to $78.0 million, compared to $74.3 million for 2017. Servicing income increased $2.7 million during 2018 compared to 2017 due to an overall increase in average MSR balances held during 2018 as compared to 2017. Wealth management and trust fee income increased $2.0 million during 2018 compared to 2017 due primarily to an increase in assets under management. Swap fees increased $1.6 million during 2018 compared to 2017. These fees are related to customer swap transactions, are received from the institution that is our counterparty on the transaction and fluctuate from time to time based on the number and volume of transactions closed during the year. Offsetting these increases was a decrease in gain/(loss) on sale of loans held for sale of $13.5 million during 2018 compared to 2017 due to losses on sale of loans held for sale through our MCA program.
Non-interest income increased by $13.5 million during the year ended December 31, 2017 to $74.3 million, compared to $60.8 million for 2016. This increase was primarily due to a $13.9 million increase in servicing income during 2017 compared to 2016 attributable to an increase in MSRs held during 2017 as compared to 2016. Service charges increased $2.1 million during 2017 compared to 2016 as a result of the increase in deposit balances and improved pricing of treasury services. Wealth management and trust fee income increased $1.9 million during 2017 compared to 2016 due to an increase in assets under management. Offsetting these increases were decreases of $4.9 million and $2.0 million in gain/(loss) on sale of loans held for sale and brokered loan fees, respectively, compared to 2016. The decrease in brokered loan fees during 2017 compared to 2016 resulted from a decrease in total mortgage finance volumes.
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

Non-interest Expense

	Year ended December 31,
(in thousands)	2018	2017	2016
Salaries and employee benefits	$291,768	$264,231	$228,985
Net occupancy expense	30,342	25,811	23,221
Marketing	39,335	26,787	17,303
Legal and professional	42,990	29,731	23,326
Communications and technology	30,056	31,004	25,562
FDIC insurance assessment	24,307	23,510	24,440
Servicing related expenses	14,934	15,506	1,703
Allowance and other carrying costs for OREO	474	6,437	824
Other(1)	50,890	42,859	37,033
Total non-interest expense	$525,096	$465,876	$382,397

(1)	Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, insurance expenses and other general operating expenses.
Non-interest expense for the year ended December 31, 2018 increased $59.2 million compared to 2017. The increase is primarily due to increases in salaries and employee benefits, net occupancy expense, marketing, legal and professional and other non-interest expense, all of which were due to general business growth and continued build-out. Offsetting these increases was a $6 million decrease in the allowance and other carrying costs for OREO primarily related to a $6.1 million write-down of one OREO property taken in 2017.
Non-interest expense for the year ended December 31, 2017 increased 83.5 million compared to 2016. The increase was primarily due to increases in salaries and employee benefits, net occupancy expense, marketing, legal and professional, communications and technology and other non-interest expense, all of which were due to general business growth and continued build-out. Also contributing to the year-over-year increase in non-interest expense was a $13.8 million increase in servicing related expenses resulting from a $2.8 million impairment charge taken in 2017, as well as an increase in amortization and servicing expenses related to MSRs. Allowance and other carrying costs for OREO also increased primarily due to a $6.1 million write-down of one OREO property taken during the fourth quarter of 2017.
Analysis of Financial Condition
Loans Held for Investment
The following table summarizes our loans held for investment on a gross basis by portfolio segment:

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Commercial	$10,373,288	$9,189,811	$7,291,545	$6,672,631	$5,869,219
Mortgage finance	5,877,524	5,308,160	4,497,338	4,966,276	4,102,125
Construction	2,120,966	2,166,208	2,098,706	1,851,717	1,416,405
Real estate	3,929,117	3,794,577	3,462,203	3,139,197	2,807,127
Consumer	63,438	48,684	34,587	25,323	19,699
Equipment leases	312,191	264,903	185,529	113,996	99,495
Total loans held for investment	$22,676,524	$20,772,343	$17,569,908	$16,769,140	$14,314,070
Our total loans held for investment have grown at an annual rate of 9%, 18% and 5% in 2018, 2017 and 2016, respectively, reflecting the continued build-up of our lending operations. Our business plan focuses primarily on lending to middle market businesses and successful professionals and entrepreneurs, and as such, commercial, real estate and construction loans have comprised a majority of our loan portfolio, representing 73% of total loans held for investment at December 31, 2018. Consumer loans generally have represented 1% or less of the portfolio from December 31, 2014 to December 31, 2018. Mortgage finance loans relate to our mortgage warehouse lending operations in which we purchase mortgage loan ownership interests that are typically sold within 10 to 20 days. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates, and tend to peak at the end of each month.

We originate a substantial majority of all loans held for investment, excluding mortgage finance loans. We also participate in syndicated loan relationships, both as a participant and as an agent. As of December 31, 2018, we had $2.3 billion in syndicated loans, $538.1 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of December 31, 2018, $8.8 million of our syndicated loans were on non-accrual.
Portfolio Geographic and Industry Concentrations
Although more than 50% of our total loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas, our Texas concentration remains significant. As of December 31, 2018, a majority of our loans held for investment, excluding mortgage finance loans and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We also make loans to these customers that are secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for loan losses.
The table below summarizes the industry concentrations of our loans held for investment on a gross basis at December 31, 2018.

(in thousands except percentage data)	Amount	Percent of Total Loans Held for Investment
Industry type:
Mortgage finance loans	$5,877,524	25.9%
Real estate and construction	5,070,400	22.4%
Financials excluding banks	4,829,665	21.3%
Oil & gas and pipelines	1,841,815	8.1%
Healthcare and pharmaceuticals	803,835	3.5%
Retail	411,021	1.8%
Machinery, equipment and parts manufacturing	462,382	2.0%
Technology, telecom and media	396,165	1.7%
Government and education	567,235	2.5%
Commercial services	435,725	1.9%
Materials and commodities	263,063	1.2%
Consumer services	221,774	1.0%
Transportation services	144,863	0.6%
Entertainment and recreation	254,323	1.1%
Food and beverage manufacturing and wholesale	131,153	0.6%
Auto-related	97,681	0.4%
Diversified or miscellaneous	867,900	4.0%
Total loans held for investment	$22,676,524	100.0%
Our largest concentration of loans held for investment, excluding mortgage finance, in any single industry is in real estate and construction. Loans extended to borrowers within the real estate and construction industries generally include market risk real estate loans. We extend market risk real estate loans, including both construction/development financing and limited term financing, to builders, professional real estate developers and owners/managers of commercial real estate projects and properties who have a demonstrated record of past success with similar properties. Collateral properties include office buildings, warehouse/distribution buildings, shopping centers, apartment buildings and residential and commercial tract development located primarily within our five major metropolitan markets in Texas. These loans are generally repaid through the borrower's sale or lease of the properties or through refinancing by other institutional sources offering long-term fixed rate financing. Loan amounts are determined in part from an analysis of pro forma cash flows. Loans are also underwritten to comply with product-type specific advance rates against both cost and market value. Borrowers represented within the real estate and construction category are largely owners and managers of both residential and non-residential commercial real estate properties, including homebuilders.

Loans extended to borrowers in the financials excluding banks category are comprised largely of loans to companies who loan money to businesses and consumers for various purposes including, but not limited to, insurance, consumer goods and real estate. This category also includes loans to companies involved in investment management and securities and commodities trading.
We believe the loans we originate are appropriately collateralized under our credit standards. Approximately 96% of our loans held for investment are secured by collateral. Over 67% of the real estate collateral is located in Texas. The table below sets forth information regarding the distribution of our loans held for investment on a gross basis among various types of collateral at December 31, 2018:

(in thousands except percentage data)	Amount	Percent of Total Loans Held for Investment
Collateral type:
Business assets	$7,191,487	31.7%
Real property	6,050,083	26.7%
Mortgage finance loans	5,877,524	25.9%
Energy	1,308,640	5.8%
Municipal tax- and revenue-secured	593,683	2.6%
Unsecured	844,650	3.7%
Highly liquid assets	317,237	1.4%
Other assets	431,651	2.0%
Rolling stock	54,336	0.2%
U. S. Government guaranty	7,233	—%
Total loans held for investment	$22,676,524	100.0%

As noted in the table above, approximately 26.7% of our loans held for investment as of December 31, 2018 are secured by real property. The table below summarizes our total real estate loan portfolio, which includes real estate loans and construction loans, as segregated by the type of property securing the credit. Property type concentrations are stated as a percentage of year-end total real estate loans as of December 31, 2018:

(in thousands except percentage data)	Amount	Percent of Total Real Estate Loans
Property type:
Market risk
1-4 Family dwellings (other than condominium)	$740,598	12.2%
Commercial buildings	729,660	12.1%
Hospital/medical buildings	653,796	10.8%
Apartment buildings	609,107	10.1%
Hotel/motel buildings	415,775	6.9%
Industrial buildings	395,272	6.5%
Residential lots	383,080	6.3%
Shopping center/mall buildings	330,948	5.5%
Commercial lots	87,677	1.4%
Unimproved land	66,842	1.1%
Other	405,895	6.7%
Other than market risk
1-4 Family dwellings (other than condominium)	387,726	6.4%
Commercial buildings	380,038	6.3%
Industrial buildings	227,803	3.8%
Other	235,866	3.9%
Total real estate loans	$6,050,083	100.0%
The table below summarizes our market risk real estate portfolio at December 31, 2018 as segregated by the geographic region in which the property is located:

(in thousands except percentage data)	Amount	Percent of Total
Geographic region:
Dallas/Fort Worth	$1,293,726	26.9%
Houston	871,157	18.1%
San Antonio	473,998	9.8%
Austin	477,212	9.9%
Other Texas cities	135,458	2.8%
Other states	1,567,099	32.5%
Total market risk real estate loans	$4,818,650	100.0%
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
Large Credit Relationships
We originate and maintain large credit relationships with numerous customers in the ordinary course of business. The legal lending limit of our Bank is approximately $438.9 million. We employ much lower house limits which vary by assigned risk grade, product and collateral type. Such house limits, which generally range from $20 million to $50 million, may be exceeded with appropriate authorization for exceptionally strong borrowers and otherwise where business opportunity and perceived credit risk warrant a somewhat larger investment. We consider large credit relationships to be those with commitments equal to or in excess of $20.0 million. The following table provides additional information on our large held for investment credit relationships, excluding mortgage finance, outstanding at year-end:

	December 31, 2018			December 31, 2017
		Period End Balances			Period End Balances
(in thousands, except relationship data)	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding
$30.0 million and greater	152	$6,995,259	$3,678,155	109	$4,817,219	$2,610,872
$20.0 million to $29.9 million	224	5,272,529	3,362,732	206	4,802,310	2,957,223
Growth in period-end outstanding balances related to large credit relationships primarily resulted from an increase in the number of commitments. The following table summarizes the average committed and outstanding loan balances per relationship related to our large held for investment credit relationships, excluding mortgage finance, at year-end:

	2018 Average Balance per Relationship		2017 Average Balance per Relationship
(in thousands)	Committed	Outstanding	Committed	Outstanding
$30.0 million and greater	$46,021	$24,198	$44,195	$23,953
$20.0 million to $29.9 million	23,538	15,012	23,312	14,355
Loan Maturities and Interest Rate Sensitivity

	December 31, 2018
(in thousands)	Total	Within 1 Year	1-5 Years	After 5 Years
Loan maturity:
Commercial	$10,373,288	$3,948,524	$5,581,307	$843,457
Mortgage finance	5,877,524	5,877,524	—	—
Construction	2,120,966	604,527	1,468,904	47,535
Real estate	3,929,117	744,197	2,155,560	1,029,360
Consumer	63,438	45,408	3,736	14,294
Equipment leases	312,191	34,752	131,968	145,471
Total loans held for investment	$22,676,524	$11,254,932	$9,341,475	$2,080,117
Interest rate sensitivity for selected loans with:
Predetermined interest rates	$3,214,289	$1,599,068	$647,373	$967,848
Floating or adjustable interest rates	19,462,235	9,655,864	8,694,102	1,112,269
Total loans held for investment	$22,676,524	$11,254,932	$9,341,475	$2,080,117

Interest Reserve Loans
As of December 31, 2018 and December 31, 2017, we had $718.5 million and $894.4 million, respectively, in loans held for investment that included interest reserve arrangements, representing approximately 34% and 41%, respectively, of our construction loans. Interest reserve provisions are common in construction loans. The use of interest reserves is carefully controlled by our underwriting standards, which consider the feasibility of the project, the creditworthiness of the borrower and guarantors and the loan-to-value coverage of the collateral. The interest reserve allows the borrower to draw loan funds to pay interest charges on the outstanding balance of the loan when financial conditions precedent are met. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have ongoing controls for monitoring compliance with loan covenants, advancing funds and determining default conditions.
When we finance land on which improvements will be constructed, construction funds are generally not advanced until the borrower has received lease or purchase commitments which will meet cash flow coverage requirements and/or our analysis of market conditions and project feasibility indicates to our satisfaction that such lease or purchase commitments are forthcoming or other sources of repayment have been identified to repay the loan. It is our general policy to require a substantial equity investment by the borrower to complement the Bank's credit commitment. Any such required borrower investment is first contributed and invested in the project before any draws are allowed under the Bank's credit commitment. We require current financial statements of the borrowing entity and guarantors, as well as conduct periodic inspections of the project and analysis of whether the project is on schedule or delayed. Updated appraisals are ordered when necessary to validate the collateral values to support advances, including reserve interest. Advances of interest reserves are discontinued if collateral values do not support the advances or if the borrower does not comply with other terms and conditions in the loan agreements. In addition, most of our construction lending is performed in Texas and our lenders are very familiar with trends in local real estate. If at any time we believe that our collateral position is jeopardized, we retain the right to stop the use of interest reserves. As of December 31, 2018 and December 31, 2017, none of our loans with interest reserves were on non-accrual.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-performing assets by type and by type of property securing the credit:

	As of December 31,
(in thousands)	2018	2017	2016
Non-accrual loans(1)
Commercial
Oil and gas properties	$37,532	$64,192	$115,599
Assets of the borrowers	16,538	7,571	18,592
Inventory	21,300	24,399	27,630
Other	2,493	3,569	3,119
Total commercial	77,863	99,731	164,940
Construction
Other	—	—	159
Total construction	—	—	159
Real estate
Commercial property	988	1,096	2,083
Single family residences	1,233	—	326
Other	236	617	—
Total real estate	2,457	1,713	2,409
Consumer	55	—	200
Equipment leases	—	—	83
Total non-accrual loans	80,375	101,444	167,791
OREO(2)	79	11,742	18,961
Total non-performing assets	$80,454	$113,186	$186,752
Restructured loans - accruing	$—	$—	$—
Loans held for investment past due 90 days and accruing(3)	$9,353	$8,429	$10,729
Loans held for sale past due 90 days and accruing(4)	$16,829	$19,737	$—

(1)	As of December 31, 2018, 2017 and 2016, non-accrual loans included $20.0 million, $18.8 million and $18.1 million, respectively, in loans that met the criteria for restructured.

(2)	At December 31, 2018, 2017 and 2016, there was no valuation allowance recorded against the OREO balance.

(3)	At December 31, 2018, 2017 and 2016, loans past due 90 days and still accruing includes premium finance loans of $9.2 million, $5.5 million and $6.8 million, respectively.

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

Total non-performing assets at December 31, 2018 decreased $32.7 million from December 31, 2017, compared to a $73.6 million decrease from December 31, 2016 to December 31, 2017. The decrease during 2018 primarily related to the continued improvements in our energy portfolio as well as a higher number of charge-offs during the year, predominantly in commercial loans. Energy non-performing assets totaled $37.5 million at December 31, 2018 compared to $65.2 million at December 31, 2017.
Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At December 31, 2018, we had $81.7 million in loans of this type, compared to $49.1 million at December 31, 2017.

Summary of Loan Loss Experience
The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of inherent losses in the loan portfolio at the balance sheet date. We recorded a provision for credit losses of $87.0 million for the year ended December 31, 2018, $44.0 million for the year ended December 31, 2017, and $77.0 million for the year ended December 31, 2016. The increase in provision recorded during 2018 compared to 2017 was primarily related to growth in loans held for investment, excluding mortgage finance loans, as well as increases in charge-offs and total criticized loans.
The table below presents a summary of our loan loss experience for the past five years:

Year Ended December 31,
(in thousands except percentage and multiple data)	2018	2017	2016	2015	2014
Allowance for loan losses:
Beginning balance	$184,655	$168,126	$141,111	$100,954	$87,604
Loans charged-off:
Commercial	79,692	34,145	56,558	16,254	9,803
Construction	—	59	—	—	—
Real estate	—	290	528	389	296
Consumer	767	180	47	62	266
Equipment leases	319	—	—	25	—
Total charge-offs	80,778	34,674	57,133	16,730	10,365
Recoveries:
Commercial	2,468	4,593	9,364	4,944	2,762
Construction	—	104	34	400	—
Real estate	69	75	63	33	79
Consumer	438	70	21	173	162
Equipment leases	33	10	77	38	1,082
Total recoveries	3,008	4,852	9,559	5,588	4,085
Net charge-offs	77,770	29,822	47,574	11,142	6,280
Provision for loan losses	84,637	46,351	74,589	51,299	19,630
Ending balance	$191,522	$184,655	$168,126	$141,111	$100,954
Allowance for off-balance sheet credit losses:
Beginning balance	$9,071	$11,422	$9,011	$7,060	$4,690
Provision for off-balance sheet credit losses	2,363	(2,351)	2,411	1,951	2,370
Ending balance	$11,434	$9,071	$11,422	$9,011	$7,060
Total allowance for credit losses	$202,956	$193,726	$179,548	$150,122	$108,014
Total provision for credit losses	$87,000	$44,000	$77,000	$53,250	$22,000
Allowance for loan losses to LHI	0.85%	0.89%	0.96%	0.84%	0.71%
Net charge-offs to average LHI	0.37%	0.16%	0.29%	0.07%	0.05%
Total provision for credit losses to average LHI	0.42%	0.24%	0.46%	0.35%	0.18%
Recoveries to total charge-offs	3.72%	13.99%	16.73%	33.40%	39.41%
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.14%	0.13%	0.19%	0.16%	0.13%
Combined allowance for credit losses to LHI	0.90%	0.94%	1.03%	0.90%	0.76%
Allowance as a multiple of non-performing loans	2.4	x	1.8	x	1.0	x	0.8	x	2.3	x
The allowance for credit losses, including the allowance for losses on unfunded commitments reported on the consolidated balance sheets in other liabilities, totaled $203.0 million at December 31, 2018, $193.7 million at December 31, 2017 and $179.5 million at December 31, 2016. The combined allowance as a percentage of loans held for investment decreased to 0.90% at December 31, 2018 from 0.94% and 1.03% at December 31, 2017 and 2016, respectively. During 2016, the combined allowance as a percent of loans held for investment trended upward primarily as a result of the increasing provision for credit losses driven by deterioration in our energy portfolio and management's allocation of an increased reserve to the Bank's pass-rated portfolio as deemed appropriate in light of environmental conditions existing during those periods. During 2017, the combined allowance as a percent of loans held for investment began trending downward as we recognized losses on loans for which there were specific or general allocations of reserves and saw an improvement in our overall credit quality. The downward trend in the combined allowance as a percentage of loans held for investment continued during 2018 due primarily to growth in loans held for investment and increased charge-offs, primarily in energy and leveraged lending.
The following table presents a summary of our allowance for loan losses by portfolio segment for the past five years:

	December 31,
	2018		2017		2016		2015		2014
(in thousands except percentage data)	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans
Loan category:
Commercial	$129,442	46%	$118,806	45%	$128,768	41%	$112,446	40%	$70,654	41%
Mortgage finance loans(1)	—	26%	—	26%	—	26%	—	29%	—	28%
Construction	19,242	9%	19,273	10%	13,144	12%	6,836	11%	7,935	10%
Real estate	33,353	18%	34,287	18%	19,149	20%	13,381	19%	15,582	20%
Consumer	425	—	357	—	241	—	338	—	240	—
Equipment leases	1,829	1%	3,542	1%	1,124	1%	3,931	1%	1,141	1%
Additional qualitative reserve	7,231	—	8,390	—	5,700	—	4,179	—	5,402	—
Total allowance for loan losses	$191,522	100%	$184,655	100%	$168,126	100%	$141,111	100%	$100,954	100%

(1)	No amount of the allowance is allocated to these loans based on their risk profile.
Increases in the allowance allocated to loan categories at December 31, 2018 compared to December 31, 2017 are due to the growth in the overall loan portfolio, as well as changes in applied risk weights. The increase in allowance allocated to commercial loans recorded at December 31, 2018 compared to 2017 is primarily related to an increase in total criticized loans.
The allowance for loan losses results from consistent application of our loan loss reserve methodology. At December 31, 2018, we believe the allowance is appropriate and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the appropriateness of the allowance for loan losses change, our estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.
See Note 1 - Operations and Summary of Significant Accounting Policies and Note 4 - Loans Held for Investment and Allowance for Loan Losses in the accompanying notes to the consolidated financial statements included elsewhere in this report for details of the allowance for loan losses.
Loans Held for Sale
Through our MCA program we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loan sales to independent third parties or in securitization transactions to Ginnie Mae and GSEs such as Fannie Mae and Freddie Mac. For additional information on our loans held for sale portfolio, see Note 1 - Operations and Summary of Significant Accounting Policies and Note 6 - Certain Transfers of Financial Assets in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Deposits
We compete for deposits by offering a broad range of products and services to our customers. While this includes offering competitive interest rates and fees, the primary means of competing for deposits is convenience and service to our customers. However, our strategy to provide service and convenience to customers does not include a large branch network. Our Bank offers banking centers, courier services and online and mobile banking. BankDirect, our online banking division, serves its customers on a 24 hours-a-day, 7 days-a-week basis solely through online banking.
Average total deposits for the year ended December 31, 2018 increased $1.8 billion compared to 2017. Average demand deposits for the year ended December 31, 2018 decreased $430.3 million compared to 2017, and average interest-bearing deposits increased $2.2 billion for the same period as the expected shift to interest-bearing deposits occurred related to the rising interest rate environment. The average cost of deposits increased to 0.92% in 2018 from 0.43% in 2017 due to increases in interest rates.
Average deposits for the year ended December 31, 2017 increased $1.2 billion compared to 2016. Average savings deposits and demand deposits increased by $1.1 billion and $196.5 million, respectively. Average interest-bearing transaction deposits and time deposits decreased $39.9 million and $14.6 million, respectively. The average cost of deposits increased to 0.43% in 2017 from 0.22% in 2016 due to increases in interest rates.

The following table discloses our average deposits:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Non-interest-bearing	$7,890,304	$8,320,650	$8,124,174
Interest-bearing transaction	3,044,300	2,159,375	2,199,292
Savings	7,986,135	7,495,318	6,403,306
Time deposits	1,292,864	478,513	493,128
Total average deposits	$20,213,603	$18,453,856	$17,219,900
Uninsured deposits at December 31, 2018 were 57% of total deposits, compared to 59% of total deposits at December 31, 2017 and 54% of total deposits at December 31, 2016. The insured deposit data for 2018, 2017 and 2016 reflect the deposit insurance impact of "combined ownership segregation" of escrow and other accounts at an aggregate level but do not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.
Maturity of Domestic CDs and Other Time Deposits in Amounts of $100,000 or More

	December 31,
(in thousands)	2018	2017	2016
Months to maturity:
3 or less	$193,982	$161,523	$160,495
Over 3 through 6	89,529	146,027	95,482
Over 6 through 12	100,177	128,817	97,761
Over 12	15,834	28,965	17,118
Total	$399,522	$465,332	$370,856
Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, repurchase investment securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), which take into account the demonstrated marketability of our assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the years ended December 31, 2018 and 2017, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from Federal funds purchased and FHLB borrowings, which are generally used to fund mortgage finance assets. We also rely on the availability of the mortgage secondary market provided by Ginnie Mae and the GSEs to support the liquidity of our mortgage finance assets.
In accordance with our liquidity strategy, deposit growth and increases in borrowing capacity related to our mortgage finance loans have resulted in increased liquidity assets in recent periods, which were $2.9 billion at December 31, 2018 and $2.7 billion at December 31, 2017. The following table summarizes the growth in and composition of liquidity assets:

	December 31,
(in thousands except percentage data)	2018	2017	2016
Federal funds sold and securities purchased under resale agreements	$50,190	$30,000	$25,000
Interest-bearing deposits	2,815,684	2,697,581	2,700,645
Total liquidity assets	$2,865,874	$2,727,581	$2,725,645

Total liquidity assets as a percent of:
Total loans held for investment	12.7%	13.2%	15.6%
Total earning assets	10.5%	11.2%	12.9%
Total deposits	13.9%	14.3%	16.0%

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
We also have access to incremental deposits through brokered retail certificates of deposit, or CDs. These traditional brokered deposits are generally of short maturities, 30 to 90 days, and are used to fund temporary differences in the growth in loan balances, including growth in loans held for sale or other specific categories of loans as compared to customer deposits. The following table summarizes our period-end and average year-to-date core customer deposits, relationship brokered deposits and traditional brokered deposits:

	December 31,
(in thousands)	2018	2017
Deposits from core customers	$17,015,541	$17,100,803
Deposits from core customers as a percent of total deposits	82.6%	89.4%
Relationship brokered deposits	$2,027,850	$2,022,377
Relationship brokered deposits as a percent of average total deposits	9.8%	10.6%
Traditional brokered deposits	$1,562,722	$—
Traditional brokered deposits as a percent of total deposits	7.6%	—%
Average deposits from core customers	$17,504,922	$16,806,857
Average deposits from core customers as a percent of average total deposits	86.6%	91.1%
Average relationship brokered deposits	$1,890,824	$1,647,000
Average relationship brokered deposits as a percent of average total deposits	9.4%	8.9%
Average traditional brokered deposits	$817,857	$—
Average traditional brokered deposits as a percent of average total deposits	4.0%	—%
We have access to sources of traditional brokered deposits that we estimate to be $4.0 billion. Based on our internal guidelines, we have chosen to limit our use of these sources to a lesser amount. We increased our use of traditional brokered deposits in 2018 in response to favorable rates available in that market relative to other available funding sources.

We have short-term borrowing sources available to supplement deposits and meet our funding needs. Such borrowings are generally used to fund our mortgage finance loans, due to their liquidity, short duration and interest spreads available. These borrowing sources include Federal funds purchased from our downstream correspondent bank relationships (which consist of banks that are smaller than our Bank) and from our upstream correspondent bank relationships (which consist of banks that are larger than our Bank), customer repurchase agreements and advances from the FHLB and the Federal Reserve. The following table summarizes our short-term and other borrowings:

	December 31,
(in thousands)	2018	2017	2016
Federal funds purchased	$629,169	$359,338	$101,800
Repurchase agreements	12,005	5,702	7,775
FHLB borrowings	3,900,000	2,800,000	200,000
Line of credit	—	—	—
Total short-term and other borrowings	$4,541,174	$3,165,040	$309,575
For additional information on our short-term and other borrowings, see Note 10 - Short-Term and Other Borrowings in the accompanying notes to the consolidated financial statements included elsewhere in this report.
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
Our equity capital averaged $2.4 billion for the year ended December 31, 2018 as compared to $2.1 billion in 2017 and $1.7 billion in 2016. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
For additional information on our capital and stockholders' equity, see Note 13 - Regulatory Restrictions and Note 14 - Stockholders' Equity in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Commitments and Contractual Obligations
The following table presents, as of December 31, 2018, significant fixed and determinable contractual obligations to third parties by payment date. Amounts in the table do not include accrued or accruing interest. Payments related to leases are based on actual payments specified in the underlying contracts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements included elsewhere in this Form 10-K.

(In thousands)	Note Reference	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Deposits without a stated maturity	9	$18,591,589	$—	$—	$—	$18,591,589
Time deposits	9	1,990,962	22,672	390	500	2,014,524
Federal funds purchased and customer repurchase agreements	10	641,174	—	—	—	641,174
FHLB borrowings	10	3,900,000	—	—	—	3,900,000
Operating lease obligations(1)	8	14,652	31,395	29,082	28,666	103,795
Subordinated notes	11	—	—	—	281,767	281,767
Trust preferred subordinated debentures	11	—	—	—	113,406	113,406
Total contractual obligations		$25,138,377	$54,067	$29,472	$424,339	$25,646,255

(1)	Non-balance sheet item.

Off-Balance Sheet Arrangements
We had the following off-balance sheet contractual obligations:

(in thousands)	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Commitments to extend credit	$2,444,407	$3,287,492	$2,172,557	$125,742	$8,030,198
Standby and commercial letters of credit	203,873	32,221	443	—	236,537
Total financial instruments with off-balance sheet risk	$2,648,280	$3,319,713	$2,173,000	$125,742	$8,266,735
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
Allowance for Loan Losses
Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 310, Receivables, and ASC 450, Contingencies. The allowance for loan losses is established through a provision for credit losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the loan losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is comprised of general reserves, specific reserves assigned to certain impaired loans and an additional qualitative reserve. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general reserve, the portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. See “Summary of Loan Loss Experience” above and Note 4 – Loans Held for Investment and Allowance for Loan Losses in the accompanying notes to the consolidated financial statements included elsewhere in this report for further discussion of the risk factors considered by management in establishing the allowance for loan losses.
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
We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets held for purposes other than trading. Additionally, we have some market risk relative to commodity prices through our energy lending activities. Declines and volatility in commodity prices negatively impacted our energy clients' ability to perform on their loan obligations in recent years, and further uncertainty and volatility could have a negative impact on our customers and our loan portfolio in future periods. Foreign exchange rates, commodity prices (other than energy) and equity prices are not expected to pose significant market risk to us.
The responsibility for managing market risk rests with the BSMC, which operates under policy guidelines established by our board of directors. The acceptable negative variation in net interest revenue due to a 200 basis point increase or decrease in interest rates is generally limited by these guidelines to plus or minus 10-15%. These guidelines establish maximum levels for short-term borrowings, short-term assets and public and brokered deposits and minimum levels for liquidity, among other things. Oversight of our compliance with these guidelines is the ongoing responsibility of the BSMC, with exceptions reported to the Risk Management Committee, and to our board of directors if deemed necessary, on a quarterly basis. Additionally, the Credit Policy Committee ("CPC") specifically manages risk relative to commodity price market risks. The CPC establishes maximum portfolio concentration levels for energy loans as well as maximum advance rates for energy collateral.
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of December 31, 2018, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
December 31, 2018

(in thousands)	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Interest-bearing deposits in other banks, federal funds sold and securities purchased under resale agreements	$2,865,874	$—	$—	$—	$2,865,874
Investment securities(1)	18,924	3,726	—	97,566	120,216
Total variable loans	20,998,899	43,767	16,253	372,790	21,431,709
Total fixed loans	289,277	1,526,007	475,281	923,724	3,214,289
Total loans(2)	21,288,176	1,569,774	491,534	1,296,514	24,645,998
Total interest sensitive assets	$24,172,974	$1,573,500	$491,534	$1,394,080	$27,632,088
Liabilities:
Interest-bearing customer deposits	$11,274,428	$—	$—	$—	$11,274,428
CDs & IRAs	209,230	219,010	22,672	890	451,802
Traditional brokered deposits	499,800	1,062,922	—	—	1,562,722
Total interest-bearing deposits	11,983,458	1,281,932	22,672	890	13,288,952
Repurchase agreements, Federal funds purchased, FHLB borrowings	4,541,174	—	—	—	4,541,174
Subordinated notes	—	—	—	281,767	281,767
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	4,541,174	—	—	395,173	4,936,347
Total interest sensitive liabilities	$16,524,632	$1,281,932	$22,672	$396,063	$18,225,299
GAP	$7,648,342	$291,568	$468,862	$998,017	$—
Cumulative GAP	$7,648,342	$7,939,910	$8,408,772	$9,406,789	$9,406,789

Demand deposits					7,317,161
Stockholders’ equity					2,500,394
Total					$9,817,555

(1)	Investment securities based on fair market value.

(2)	Total loans includes loans held for investments, stated at gross, and loans held for sale.

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
For modeling purposes, as of December 31, 2018, the “shock test” scenarios assume immediate, sustained 100 and 200 basis point increases in interest rates and a 100 basis point decrease in interest rates. As of December 31, 2017, the scenarios assumed sustained 100 and 200 basis point increases in interest rates. As short-term rates remained low through 2017, we do not believe that analysis of an assumed decrease in interest rates would have provided meaningful results as of December 31, 2017.
Our interest rate risk exposure model incorporates assumptions regarding the level of interest rate and balance changes on indeterminable maturity deposits (demand deposits, interest-bearing transaction accounts and savings accounts) for a given level of market rate change. In the current environment of increasing short-term rates, deposit pricing can vary by product and customer. These assumptions have been developed through a combination of historical analysis and projection of future expected pricing behavior. Changes in prepayment behavior of mortgage-backed securities, residential and commercial mortgage loans in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. The impact of planned growth and new business activities is factored into the simulation model. This modeling indicated interest rate sensitivity as follows:

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	December 31, 2018			December 31, 2017
(in thousands)	100 bps Increase	200 bps Increase	100 bps Decrease	100 bps Increase	200 bps Increase
Change in net interest income	$101,888	$204,279	$(105,505)	$112,970	$226,855
The simulations used to manage market risk are based on numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions, customer behavior and management strategies, among other factors.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Texas Capital Bancshares, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Texas Capital Bancshares, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income and other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2019 expressed an unqualified opinion thereon.
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
Dallas, TX
February 14, 2019

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands except per share data)	2018	2017
Assets
Cash and due from banks	$214,191	$178,010
Interest-bearing deposits in other banks	2,815,684	2,697,581
Federal funds sold and securities purchased under resale agreements	50,190	30,000
Investment securities	120,216	23,511
Loans held for sale ($1,969.2 million and $1,007.7 million at December 2018 and 2017, respectively, at fair value)	1,969,474	1,011,004
Loans held for investment, mortgage finance	5,877,524	5,308,160
Loans held for investment (net of unearned income)	16,690,550	15,366,252
Less: Allowance for loan losses	191,522	184,655
Loans held for investment, net	22,376,552	20,489,757
Mortgage servicing rights, net	42,474	85,327
Premises and equipment, net	23,802	25,176
Accrued interest receivable and other assets	626,614	516,239
Goodwill and intangible assets, net	18,570	19,040
Total assets	$28,257,767	$25,075,645
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$7,317,161	$7,812,660
Interest-bearing	13,288,952	11,310,520
Total deposits	20,606,113	19,123,180
Accrued interest payable	20,675	7,680
Other liabilities	194,238	182,212
Federal funds purchased and repurchase agreements	641,174	365,040
Other borrowings	3,900,000	2,800,000
Subordinated notes, net	281,767	281,406
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	25,757,373	22,872,924
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares—10,000,000
Issued shares—6,000,000 shares issued at December 31, 2018 and 2017	150,000	150,000
Common stock, $.01 par value:
Authorized shares—100,000,000
Issued shares—50,201,127 and 49,643,761 at December 31, 2018 and 2017, respectively	502	496
Additional paid-in capital	967,890	961,305
Retained earnings	1,381,492	1,090,500
Treasury stock (shares at cost: 417 at December 31, 2018 and 2017)	(8)	(8)
Accumulated other comprehensive income, net of taxes	518	428
Total stockholders’ equity	2,500,394	2,202,721
Total liabilities and stockholders’ equity	$28,257,767	$25,075,645
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME

	Year ended December 31,
(In thousands except per share data)	2018	2017	2016
Interest income
Interest and fees on loans	$1,124,970	$846,292	$684,582
Investment securities	2,834	1,066	967
Federal funds sold and securities purchased under resale agreements	3,792	2,542	1,547
Interest-bearing deposits in other banks	32,597	29,399	16,312
Total interest income	1,164,193	879,299	703,408
Interest expense
Deposits	185,116	79,886	37,175
Federal funds purchased	6,531	2,592	518
Other borrowings	36,207	15,137	6,128
Subordinated notes	16,764	16,764	16,764
Trust preferred subordinated debentures	4,715	3,592	3,009
Total interest expense	249,333	117,971	63,594
Net interest income	914,860	761,328	639,814
Provision for credit losses	87,000	44,000	77,000
Net interest income after provision for credit losses	827,860	717,328	562,814
Non-interest income
Service charges on deposit accounts	12,787	12,432	10,341
Wealth management and trust fee income	8,148	6,153	4,268
Brokered loan fees	22,532	23,331	25,339
Servicing income	18,307	15,657	1,715
Swap fees	5,625	3,990	2,866
Gain/(Loss) on sale of loans held for sale	(15,934)	(2,387)	2,547
Other	26,559	15,080	13,704
Total non-interest income	78,024	74,256	60,780
Non-interest expense
Salaries and employee benefits	291,768	264,231	228,985
Net occupancy expense	30,342	25,811	23,221
Marketing	39,335	26,787	17,303
Legal and professional	42,990	29,731	23,326
Communications and technology	30,056	31,004	25,562
FDIC insurance assessment	24,307	23,510	24,440
Servicing related expenses	14,934	15,506	1,703
Allowance and other carrying costs for other real estate owned	474	6,437	824
Other	50,890	42,859	37,033
Total non-interest expense	525,096	465,876	382,397
Income before income taxes	380,788	325,708	241,197
Income tax expense	79,964	128,645	86,078
Net income	300,824	197,063	155,119
Preferred stock dividends	9,750	9,750	9,750
Net income available to common stockholders	$291,074	$187,313	$145,369
Other comprehensive income (loss)
Change in unrealized gain (loss) on available-for-sale debt securities arising during period, before tax	$7	$19	$(467)
Income tax expense (benefit) related to unrealized loss on available-for-sale debt securities	1	6	(164)
Other comprehensive income (loss), net of tax	6	13	(303)
Comprehensive income	$300,830	$197,076	$154,816
Basic earnings per common share	$5.83	$3.78	$3.14
Diluted earnings per common share	$5.79	$3.73	$3.11
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(In thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total
Balance at December 31, 2015	6,000,000	$150,000	45,874,224	$459	$714,546	$757,818	(417)	$(8)	$718	$1,623,533
Comprehensive income:
Net income	—	—	—	—	—	155,119	—	—	—	155,119
Change in unrealized gain (loss) on available-for-sale debt securities, net of taxes of $164	—	—	—	—	—	—	—	—	(303)	(303)
Total comprehensive income										154,816
Tax expense related to exercise of stock-based awards	—	—	—	—	1,879	—	—	—	—	1,879
Stock-based compensation expense recognized in earnings	—	—	—	—	5,093	—	—	—	—	5,093
Preferred stock dividend	—	—	—	—	—	(9,750)	—	—	—	(9,750)
Issuance of stock related to stock-based awards	—	—	172,459	1	(2,482)	—	—	—	—	(2,481)
Issuance of common stock	—	—	3,450,000	35	236,432	—	—	—	—	236,467
Issuance of stock related to warrants	—	—	7,396	—	—	—	—	—	—	—
Balance at December 31, 2016	6,000,000	150,000	49,504,079	495	955,468	903,187	(417)	(8)	415	2,009,557
Comprehensive income:
Net income	—	—	—	—	—	197,063	—	—	—	197,063
Change in unrealized gain (loss) on available-for-sale debt securities, net of taxes of $6	—	—	—	—	—	—	—	—	13	13
Total comprehensive income										197,076
Stock-based compensation expense recognized in earnings	—	—	—	—	8,079	—	—	—	—	8,079
Preferred stock dividend	—	—	—	—	—	(9,750)	—	—	—	(9,750)
Issuance of stock related to stock-based awards	—	—	106,087	1	(2,242)	—	—	—	—	(2,241)
Issuance of stock related to warrants	—	—	33,595	—	—	—	—	—	—	—
Balance at December 31, 2017	6,000,000	150,000	49,643,761	496	961,305	1,090,500	(417)	(8)	428	2,202,721
Impact of adoption of new accounting standards(1)	—	—	—	—	—	(82)	—	—	84	2
Comprehensive income:
Net income	—	—	—	—	—	300,824	—	—	—	300,824
Change in unrealized gain (loss) on available-for-sale debt securities, net of taxes of $1	—	—	—	—	—	—	—	—	6	6
Total comprehensive income										300,830
Stock-based compensation expense recognized in earnings	—	—	—	—	8,973	—	—	—	—	8,973
Preferred stock dividend	—	—	—	—	—	(9,750)	—	—	—	(9,750)
Issuance of stock related to stock-based awards	—	—	120,242	1	(2,383)	—	—	—	—	(2,382)
Issuance of stock related to warrants	—	—	437,124	5	(5)	—	—	—	—	—
Balance at December 31, 2018	6,000,000	$150,000	50,201,127	$502	$967,890	$1,381,492	(417)	$(8)	$518	$2,500,394
(1)    Represents the impact of adopting Accounting Standard Update ("ASU") 2018-02 and ASU 2016-01. See Note 1 to the consolidated financial statements for more information.
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2018	2017	2016
Operating activities
Net income	$300,824	$197,063	$155,119
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	87,000	44,000	77,000
Deferred tax expense (benefit)	(6,400)	31,276	(2,946)
Depreciation and amortization	32,022	27,871	21,814
Net (gain)/loss on sale of loans held for sale	15,934	2,387	(2,547)
Increase (decrease) in valuation allowance on mortgage servicing rights	(2,823)	2,823	—
Stock-based compensation expense	16,938	22,019	13,578
Excess tax benefits from stock-based compensation arrangements	—	—	(2,013)
Purchases and originations of loans held for sale	(6,753,709)	(5,556,964)	(3,327,482)
Proceeds from sales and repayments of loans held for sale	5,759,067	5,457,117	2,405,592
Technology write-off	—	5,285	—
Other real estate owned write-down	—	6,111	—
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(123,542)	(117,116)	(61,832)
Accrued interest payable and other liabilities	(5,026)	10,289	(2,576)
Net cash provided by (used in) operating activities	(679,715)	132,161	(726,293)
Investing activities
Purchases of available-for-sale investment securities	(101,558)	(97,776)	(1,760)
Maturities and calls of available-for-sale securities	—	94,775	555
Principal payments received on available-for-sale securities	3,426	4,383	5,856
Originations of mortgage finance loans	(99,151,237)	(86,931,566)	(100,574,326)
Proceeds from pay-offs of mortgage finance loans	98,581,873	86,120,744	101,043,264
Proceeds from sale of mortgage servicing rights	70,824	—	—
Net increase in loans held for investment, excluding mortgage finance loans	(1,402,068)	(2,395,063)	(1,321,733)
Purchase of premises and equipment, net	(7,651)	(12,265)	(2,176)
Proceeds from sale of other real estate owned, net	13,645	1,023	110
Net cash used in investing activities	(1,992,746)	(3,215,745)	(850,210)
Financing activities
Net increase in deposits	1,482,933	2,106,349	1,932,212
Costs from issuance of stock related to stock-based awards and warrants	(2,382)	(2,241)	(2,481)
Net proceeds from issuance of common stock	—	—	236,467
Preferred dividends paid	(9,750)	(9,750)	(9,750)
Net increase in other borrowings	1,100,000	800,000	500,000
Excess tax benefits from stock-based compensation arrangements	—	—	2,013
Net increase (decrease) in Federal funds purchased and repurchase agreements	276,134	255,465	(33,476)
Net cash provided by financing activities	2,846,935	3,149,823	2,624,985
Net increase in cash and cash equivalents	174,474	66,239	1,048,482
Cash and cash equivalents at beginning of period	2,905,591	2,839,352	1,790,870
Cash and cash equivalents at end of period	$3,080,065	$2,905,591	$2,839,352
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$236,338	$115,789	$63,193
Cash paid during the period for income taxes	75,405	103,871	88,262
Transfers from loans/leases to other real estate owned and other repossessed assets	—	—	18,822
See accompanying notes to consolidated financial statements.

(1) Operations and Summary of Significant Accounting Policies
Organization and Nature of Business
Texas Capital Bancshares, Inc. (the "Company”), a Delaware corporation, was incorporated in November 1996 and commenced banking operations in December 1998. The consolidated financial statements of the Company include the accounts of Texas Capital Bancshares, Inc. and its wholly owned subsidiary, Texas Capital Bank, National Association (the "Bank”). We serve the needs of commercial businesses and successful professionals and entrepreneurs located in Texas as well as operate several lines of business serving a regional or national clientele of commercial borrowers. We are primarily a secured lender, with the majority of our loans held for investment, excluding mortgage finance loans and other national lines of business, being made to businesses headquartered or with operations in Texas. Our national lines of business provide specialized leading products to businesses throughout the United States.
Basis of Presentation
Our accounting and reporting policies conform to accounting principles generally accepted in the United States ("GAAP") and to generally accepted practices within the banking industry. Certain prior period balances have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses, the fair value of financial instruments and the status of contingencies are particularly susceptible to significant change.
Basic and Diluted Earnings Per Common Share
Basic earnings per common share is based on net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period excluding non-vested stock. Diluted earnings per common share include the dilutive effect of stock options and non-vested stock awards granted using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 2 — Earnings Per Share.
Accumulated Other Comprehensive Income
Unrealized gains or losses on our available-for-sale debt securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income (loss), net ("AOCI"). AOCI is reported in the accompanying consolidated statements of stockholders’ equity and consolidated statements of income and other comprehensive income.
GAAP does not permit the adjustment of tax amounts in AOCI for changes in tax rates, the effects become stranded in AOCI. Stranded tax effects caused by the revaluation of deferred taxes resulting from the newly enacted corporate tax rate in the Tax Cuts and Jobs Act (the "Tax Act") are reclassified from AOCI to retained earnings in accordance with our early adoption of ASU 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income."
Cash and Cash Equivalents
Cash equivalents include amounts due from banks, interest-bearing deposits in other banks, Federal funds sold and securities purchased under resale agreements.
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
All debt securities are available-for-sale as of December 31, 2018 and 2017.
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
Loans
Loans Held for Sale
Through our mortgage correspondent aggregation ("MCA") program, we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loan sales to independent third parties or in securitization transactions to third parties such as Ginnie Mae or to GSEs such as Fannie Mae or Freddie Mac. In some cases, we retain the mortgage servicing rights. Once purchased, these loans are classified as held for sale and are carried at fair value pursuant to our election of the fair value option in accordance with Accounting Standards Codification ("ASC") 825, Financial Instruments. At the commitment date, we enter into a corresponding forward sale commitment with a third party, typically Ginnie Mae or a GSE, to deliver the loans within a specified timeframe. The estimated gain/loss for the entire transaction (from initial purchase commitment to final delivery of loans) is recorded as an asset or liability. The fair value of loans held for sale is derived from observable current market prices, when available, and includes the fair value of the mortgage servicing rights. Adjustments to reflect unrealized gains and losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as gain/(loss) on sale of loans held for sale in the consolidated statements of income and other comprehensive income.
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
From time to time we hold for sale the guaranteed portion of Small Business Administration 7(a) loans, which are carried at lower of cost or market.
Loans Held for Investment
Loans held for investment (including financing leases) are stated at the amount of unpaid principal reduced by deferred income (net of costs). Interest on loans is recognized using the simple-interest method on the daily balances of the principal amounts outstanding. Loan origination fees, net of direct loan origination costs, and commitment fees, are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable.
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
Loans held for investment includes legal ownership interests in mortgage loans that we purchase through our mortgage warehouse lending division. The ownership interests are purchased from unaffiliated mortgage originators who are seeking additional funding through sale of the undivided ownership interests to facilitate their ability to originate loans. The mortgage originator has no obligation to offer and we have no obligation to purchase these interests. The originator closes mortgage loans consistent with underwriting standards established by approved investors, and, at the time of the sale to the investor, our ownership interest and that of the originator are delivered by us to the investor selected by the originator and approved by us. We typically purchase up to a 99% ownership interest in each mortgage with the originator owning the remaining percentage. These mortgage ownership interests are generally held by us for a period of less than 30 days and more typically 10-20 days. Because of conditions in agreements with originators designed to reduce transaction risks, under ASC 860, Transfers and Servicing of Financial Assets (“ASC 860”), the ownership interests do not qualify as participating interests. Under ASC 860, the ownership interests are deemed to be loans to the originators and payments we receive from investors are deemed to be payments made by or on behalf of the originator to repay the loan deemed made to the originator. Because we have an actual, legal ownership interest in the underlying residential mortgage loan, these interests are extensions of credit to the originators that are secured by the mortgage loans as collateral.
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
Allowance for Loan Losses
The allowance for loan losses is comprised of general reserves, specific reserves for impaired loans and an additional qualitative reserve, all based on our estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. In order to determine the allowance for loan losses, all loans are assigned a credit grade. Loan commitments graded substandard or worse and greater than $500,000 are specifically reviewed for loss potential. Loans deemed to be impaired, as well as restructured loans and loans formerly reported as restructured, are assigned a specific reserve based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the remainder of the portfolio is segregated by product types to recognize differing risk profiles among portfolio segments, and then further segregated by credit grades. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance of each loan and risk-weighted by product type to calculate a required reserve. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit, and any needed reserve is recorded in other liabilities. Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.

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
The allowance allocation percentages assigned to each credit grade have been developed based primarily on an analysis of our historical loss rates. The level of the allowance reflects management’s continuing evaluation of conditions likely to impact the amount of losses expected to be incurred in the Bank’s loan portfolio. Such conditions include, without limitation, credit quality indicators such as amounts and percentages of loans classified as past due, criticized and non-performing, conditions internal to the Bank such as the skill and experience of lending and credit personnel and effectiveness of credit review processes, the rate of portfolio growth, the extent of hold limits and loan concentrations, such as loans to specific borrowers, loans to groups of affiliated borrowers, loans to borrowers in defined industry groups and loans to borrowers, and collateral, in defined geographic locations. Conditions external to the Bank that may impact incurred losses that are also considered by management in the evaluation of the allowance include the general health of the national economy and regional economies where the Bank operates, international economic conditions, domestic and international political events that may impact the Bank’s loan portfolio, regulatory developments deemed relevant to risk assessment and classification of credits and circumstances that may have negative consequences for industries or specific borrowers where the Bank has exposure.
Management’s assessment of the allowance begins with a review of historical credit loss experience as a baseline before consideration of current environmental issues both internal and external to the Bank that might reasonably cause the measure of incurred loss to differ from historical experience. The Bank’s allowance methodology employs a loss migration technique to determine historical loss percentages applicable to all defined credit risk grades. The methodology also calculates historical loss percentages by portfolio segment and computes segment weights as a measure of the relative risk of loans in each segment compared to the entire portfolio. These processes allow for a continuous review of not only absolute historical loss percentages but also an assessment of credit risk grade migration, positive and negative, and changes in portfolio composition as defined by portfolio segment.
Management has identified certain measures that are believed to offer guidance as leading, concurrent and trailing indicators respectively of general economic health that in turn are thought to be relevant to the measure of incurred loss in the Bank’s loan portfolio. These together with other internal and external risk elements have been individually quantified and collectively compiled into an aggregate range of adjustment from which management selects a single qualitative factor ("Q Factor"). This Q Factor is added or subtracted from historical loss rates, as relevant, to compute an appropriate reserve based upon actual portfolio composition as defined by portfolio segment and credit risk grade composition.
By compiling identified risk elements into a range of possible adjustment and selection by management of a single factor from the range, management minimizes the risk of over-adjusting historical loss rates for changes in multiple contributing elements that may individually be signaling the same change in incurred loss. The specific Q Factor adjustment and application of any management overlay to model calculated segment weights reflects management’s determination that the allowance model is calculating an appropriate level of the allowance in the context of all known loan portfolio quality and concentration issues as well as other environmental factors that are reasonably believed to cause the measure of incurred loss, inclusive of unidentified losses inherent in the current portfolio, to differ from historical experience. Because credit risk grade migration, both positive and negative, can significantly trail triggering events such as change in economic conditions, commodity prices or interest rates or changes in collateral values or changes in regulatory interpretation or application of laws or standards impacting the Bank’s lending activities, management’s interpretation of the collective impact of all such issues on incurred loss guides management’s selection of an appropriate Q Factor adjustment.
The additional qualitative reserve component of the allowance that is not derived by the allowance allocation percentages compensates for the uncertainty and complexity in estimating loan and lease losses associated with circumstances or events that are out of the ordinary, not predictable in amount or frequency or not reasonably correlated with either past experience and/or general economic conditions. Examples of such events include natural disasters such as hurricanes and borrower fraud through act or omission in delivery of accurate financial reporting or certification of collateral value. These situations, while not common, do not necessarily correlate well with historical loss trends or general economic conditions. Our methodology used to calculate the allowance considers historical losses, however, the historical loss rates for specific product types or credit risk grades may not fully incorporate the effects of such unpredictable events.
The methodology used in the periodic review of the appropriateness of the allowance, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality. Changes are reflected in the general allowance, in specific reserves as the collectability of classified loans is evaluated with new information and in the additional qualitative reserve. As our portfolio has matured, historical loss ratios have been closely monitored. Our reserve appropriateness relies primarily on our loss history, supplemented by our additional qualitative reserve. The review of the appropriateness of the allowance is performed by executive management and presented to the audit and risk committees of our board of directors for their review. The committees report to the board as part of the board's review on a quarterly basis of the Company's consolidated financial statements.
Other Real Estate Owned
Other real estate owned (“OREO”), which is included in other assets on the consolidated balance sheet, consists of real estate that has been foreclosed. When foreclosure occurs, the acquired asset is recorded at fair value less selling costs, generally based on appraised value, which may result in partial charge-off of the loan through a charge to the allowance for loan losses, if necessary. Subsequent write-downs required for declines in value are recorded through a valuation allowance, or taken directly to the asset, and are recorded in allowance and other carrying costs for OREO in the consolidated statements of income and other comprehensive income. Gains or losses on sale of OREO are recorded in other non-interest income in the consolidated statements of income and other comprehensive income.
Mortgage Servicing Rights, Net
Mortgage servicing rights ("MSRs") are created by selling mortgage loans with servicing rights retained. We identify classes of servicing rights based upon the nature of the underlying assumptions used to value the asset along with the risks associated with the underlying asset. Based upon these criteria we have one class of MSRs, residential.
MSRs are recognized based on the estimated fair value of the mortgage loans and the related servicing rights at the date of sale using values derived from a valuation model. MSRs are reported on the consolidated balance sheets at amortized cost, less a valuation allowance if the fair value of identified strata within the MSR portfolio are determined to have a fair value that is less than amortized cost. MSRs are amortized proportionally over the estimated life of the projected net servicing revenue and are periodically evaluated for impairment. Loan servicing fee income represents income earned for servicing mortgage loans owned by investors and includes mortgage servicing fees and other ancillary servicing income. Servicing fees are recorded as income when earned and are reported in non-interest income on the consolidated statements of income and other comprehensive income. MSR valuation allowance expense and servicing related expenses are recorded in servicing related expenses in the consolidated statements of income and other comprehensive income.
Goodwill and Other Intangible Assets, Net
Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Our intangible assets relate primarily to loan customer relationships purchased as part of business acquisitions. Intangible assets with definite useful lives are amortized over their estimated life. Goodwill and intangible assets are tested for impairment at least annually or whenever changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
Premises and Equipment, Net
Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Furniture and equipment is generally depreciated over three to five years, while leasehold improvements are generally depreciated over the term of their respective lease. Gains or losses on disposals of premises and equipment are included in other non-interest income in the consolidated statements of income and other comprehensive income.
Software
Costs incurred in connection with development or purchase of internal use software and cloud computing arrangements, including an in-substance software license, are capitalized. Amortization is computed on a straight-line basis over the estimated useful life of the asset, which generally range from one to five years. Capitalized internal use software is included in other assets in the consolidated balance sheets.

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
Our repurchase, indemnification and make whole obligations vary based upon the terms of the applicable agreements, the nature of the asserted breach and the status of the mortgage loan at the time a claim is made. We establish reserves for estimated losses of this nature inherent in the origination of mortgage loans by estimating the losses inherent in the population of all loans sold based on trends in claims and actual loss severities experienced. The reserve will include accruals for probable contingent losses in addition to those identified in the pipeline of claims received. The estimation process is designed to include amounts based on actual losses experienced from actual activity.
Revenue Recognition
ASC 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.
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

•
Brokered loan fees - these represent fees for the administration and funding of purchased mortgage loan interests as well as facility renewal and application fees received from mortgage originator customers in our warehouse lending business. Also included are fees received from independent correspondent mortgage lenders as consideration for our purchase of individual residential mortgage loans through our MCA business. Revenue related to the warehouse lending business is recognized when the related loan interest is disposed (i.e., through sale or payoff) or upon receipt of the facility renewal or application. Revenue related to our MCA business is recognized at the time a loan is purchased.

•
Other non-interest income primarily includes items such as letter of credit fees, bank owned life insurance income, dividends on FHLB and FRB stock and other general operating income, none of which are subject to the requirements of ASC 606.

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
Segment Reporting
We have determined that all of our lending divisions and subsidiaries meet the aggregation criteria of ASC 280, Segment Reporting, since all offer similar products and services, operate with similar processes, have similar customers and are collectively reviewed by the chief operating decision maker.
(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Year ended December 31,
(in thousands except per share data)	2018	2017	2016
Numerator:
Net income	$300,824	$197,063	$155,119
Preferred stock dividends	9,750	9,750	9,750
Net income available to common stockholders	$291,074	$187,313	$145,369
Denominator:
Denominator for basic earnings per share—weighted average shares	49,936,702	49,587,169	46,239,210
Effect of employee stock-based awards(1)	218,275	239,008	128,228
Effect of warrants to purchase common stock	117,895	433,657	398,464
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	50,272,872	50,259,834	46,765,902
Basic earnings per common share	$5.83	$3.78	$3.14
Diluted earnings per common share	$5.79	$3.73	$3.11

(1)
SARs and RSUs outstanding of 27,100, 13,500 and 150,416 in 2018, 2017 and 2016, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented.

(3) Investment Securities
Available-for-Sale Debt Securities
The following is a summary of available-for-sale debt securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
Available-for-sale debt securities:
Residential mortgage-backed securities	$6,874	$368	$—	$7,242
Tax-exempt asset-backed securities	95,518	286	—	95,804
	$102,392	$654	$—	$103,046

December 31, 2017
Available-for-sale debt securities:
Residential mortgage-backed securities	$10,297	$648	$—	$10,945
During the third quarter of 2018, we purchased a $95.5 million tax-exempt security backed with underlying cash flows from municipal revenue bonds. The security was recorded as available-for-sale upon purchase and subsequently marked to fair value as of December 31, 2018.

The amortized cost and estimated fair value of available-for-sale debt securities are presented below by contractual maturity:

(in thousands, except percentage data)	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
December 31, 2018
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$3	$1,573	$—	$5,298	$6,874
Estimated fair value	4	1,668	—	5,570	7,242
Weighted average yield(3)	6.50%	5.54%	—%	4.53%	4.76%
Tax-exempt asset-backed securities:(1)
Amortized Cost	—	—	—	95,518	95,518
Estimated fair value	—	—	—	95,804	95,804
Weighted average yield(2)(3)	—%	—%	—%	4.25%	4.25%
Total available-for-sale debt securities:
Amortized cost					$102,392
Estimated fair value					$103,046

December 31, 2017
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$409	$819	$1,502	$7,567	$10,297
Estimated fair value	418	916	1,636	7,975	10,945
Weighted average yield(3)	4.59%	6.02%	5.32%	3.45%	3.97%

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 21% federal tax rate.

(3)	Yields are calculated based on amortized cost.
Available-for-sale debt securities with carrying values of approximately $4.8 million and $1.7 million were pledged to secure certain customer repurchase agreements and deposits at December 31, 2018. The comparative amounts at December 31, 2017 were $7.3 million and $1.6 million, respectively.
Equity Securities
Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan. At December 31, 2018 and December 31, 2017, we had $17.2 million and $12.6 million, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. At December 31, 2017, net unrealized gains of $10,000 had been recognized in AOCI. On January 1, 2018, these unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in other non-interest income. The following is a summary of unrealized and realized gains/(losses) recognized in net income on equity securities:

Year Ended December 31, 2018
(in thousands)
Net gains/(losses) recognized during the period	$(975)
Less: Realized net gains/(losses) recognized during the period on equity securities sold	460
Unrealized net gains/(losses) recognized during the period on equity securities still held	$(1,435)

(4) Loans Held for Investment and Allowance for Loan Losses
Loans held for investment are summarized by portfolio segment as follows:

	December 31,
(in thousands)	2018	2017
Commercial	$10,373,288	$9,189,811
Mortgage finance	5,877,524	5,308,160
Construction	2,120,966	2,166,208
Real estate	3,929,117	3,794,577
Consumer	63,438	48,684
Equipment leases	312,191	264,903
Gross loans held for investment	22,676,524	20,772,343
Deferred income (net of direct origination costs)	(108,450)	(97,931)
Allowance for loan losses	(191,522)	(184,655)
Total loans held for investment, net	$22,376,552	$20,489,757
Summary of Loan Loss Experience
The following tables summarize the credit risk profile of our loans held for investment by internally assigned grades and non-accrual status:

(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Total
December 31, 2018
Grade:
Pass	$10,034,597	$5,877,524	$2,099,955	$3,850,811	$61,815	$309,775	$22,234,477
Special mention	120,531	—	21,011	47,644	—	2,223	191,409
Substandard-accruing	140,297	—	—	28,205	1,568	193	170,263
Non-accrual	77,863	—	—	2,457	55	—	80,375
Total loans held for investment	$10,373,288	$5,877,524	$2,120,966	$3,929,117	$63,438	$312,191	$22,676,524

December 31, 2017
Grade:
Pass	$8,967,471	$5,308,160	$2,152,654	$3,706,541	$48,591	$249,865	$20,433,282
Special mention	19,958	—	13,554	53,652	—	495	87,659
Substandard-accruing	102,651	—	—	32,671	93	14,543	149,958
Non-accrual	99,731	—	—	1,713	—	—	101,444
Total loans held for investment	$9,189,811	$5,308,160	$2,166,208	$3,794,577	$48,684	$264,903	$20,772,343
The allowance for loan losses is comprised of general reserves, specific reserves for impaired loans and an additional qualitative reserve all based on our estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. For further discussion of the components of the allowance for loan losses as well as details regarding how the estimate of inherent losses is determined, refer to the Allowance for Loan Losses subheading in Note 1 - Operations and Summary of Significant Accounting Policies. We believe the allowance at December 31, 2018 to be appropriate, given management's assessment of losses inherent in the portfolio as of the evaluation date, the significant growth in the loan and lease portfolio, current economic conditions in our market areas and other factors.

The following table details activity in the allowance for loan losses, as well as the recorded investment in loans held for investment, by portfolio segment and disaggregated on the basis of our impairment methodology. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Additional Qualitative Reserve	Total
Year ended December 31, 2018
Allowance for loan losses:
Beginning balance	$118,806	$—	$19,273	$34,287	$357	$3,542	$8,390	$184,655
Provision for loan losses	87,860	—	(31)	(1,003)	397	(1,427)	(1,159)	84,637
Charge-offs	79,692	—	—	—	767	319	—	80,778
Recoveries	2,468	—	—	69	438	33	—	3,008
Net charge-offs (recoveries)	77,224	—	—	(69)	329	286	—	77,770
Ending balance	$129,442	$—	$19,242	$33,353	$425	$1,829	$7,231	$191,522
Period end allowance for loan losses allocated to:
Loans individually evaluated for impairment	$8,252	$—	$—	$48	$10	$—	$—	$8,310
Loans collectively evaluated for impairment	121,190	—	19,242	33,305	415	1,829	7,231	183,212
Total	$129,442	$—	$19,242	$33,353	$425	$1,829	$7,231	$191,522
Period end loans allocated to:
Loans individually evaluated for impairment	$78,428	$—	$—	$8,857	$55	$—	$—	$87,340
Loans collectively evaluated for impairment	10,294,860	5,877,524	2,120,966	3,920,260	63,383	312,191	—	22,589,184
Total	$10,373,288	$5,877,524	$2,120,966	$3,929,117	$63,438	$312,191	$—	$22,676,524

Year ended December 31, 2017
Allowance for loan losses:
Beginning balance	$128,768	$—	$13,144	$19,149	$241	$1,124	$5,700	$168,126
Provision for loan losses	19,590	—	6,084	15,353	226	2,408	2,690	46,351
Charge-offs	34,145	—	59	290	180	—	—	34,674
Recoveries	4,593	—	104	75	70	10	—	4,852
Net charge-offs (recoveries)	29,552	—	(45)	215	110	(10)	—	29,822
Ending balance	$118,806	$—	$19,273	$34,287	$357	$3,542	$8,390	$184,655
Period end allowance for loan losses allocated to:
Loans individually evaluated for impairment	$24,316	$—	$—	$101	$—	$—	$—	$24,417
Loans collectively evaluated for impairment	94,490	—	19,273	34,186	357	3,542	8,390	160,238
Total	$118,806	$—	$19,273	$34,287	$357	$3,542	$8,390	$184,655
Period end loans allocated to:
Loans individually evaluated for impairment	$100,676	$—	$—	$2,008	$—	$—	$—	$102,684
Loans collectively evaluated for impairment	9,089,135	5,308,160	2,166,208	3,792,569	48,684	264,903	—	20,669,659
Total	$9,189,811	$5,308,160	$2,166,208	$3,794,577	$48,684	$264,903	$—	$20,772,343
We have traditionally maintained an additional qualitative reserve component to compensate for the uncertainty and complexity in estimating loan and lease losses associated with circumstances or events that are out of the ordinary, not predictable in amount or frequency or not reasonably correlated with other past experience and/or general economic conditions. At December 31, 2018, the additional qualitative reserve as a percentage of loans held for investment was 0.03% compared to 0.04% at December 31, 2017. The decline in the additional qualitative reserve at December 31, 2018 as compared to December 31, 2017 was primarily related to the resolution of remaining uncertainty regarding the impact to our loan portfolio from Hurricanes Harvey and Irma.

The following tables detail our impaired loans held for investment by portfolio segment. In accordance with ASC 310, Receivables, we have also included all restructured and formerly restructured loans in our impaired loan totals.

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
With no related allowance recorded:
Commercial
Business loans	$23,367	$55,008	$—	$16,426	$133
Energy loans	12,188	13,363	—	17,135	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	—	—	—	—	—
Commercial	7,388	7,388	—	3,215	—
Secured by 1-4 family	1,233	1,233	—	734	—
Consumer	—	—	—	—	—
Equipment leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$44,176	$76,992	$—	$37,510	$133
With an allowance recorded:
Commercial
Business loans	$17,529	$17,564	$4,679	$41,307	$—
Energy loans	25,344	28,105	3,573	25,672	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	—	—	—	49	—
Commercial	—	—	—	83	—
Secured by 1-4 family	236	236	48	188	—
Consumer	55	55	10	54	—
Equipment leases	—	—	—	275	—
Total impaired loans with an allowance recorded	$43,164	$45,960	$8,310	$67,628	$—
Combined:
Commercial
Business loans	$40,896	$72,572	$4,679	$57,733	$133
Energy loans	37,532	41,468	3,573	42,807	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	—	—	—	49	—
Commercial	7,388	7,388	—	3,298	—
Secured by 1-4 family	1,469	1,469	48	922	—
Consumer	55	55	10	54	—
Equipment leases	—	—	—	275	—
Total impaired loans	$87,340	$122,952	$8,310	$105,138	$133

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2017
With no related allowance recorded:
Commercial
Business loans	$16,835	$18,257	$—	$22,964	$—
Energy loans	21,426	22,602	—	36,579	—
Construction
Market risk	—	—	—	—	—
Real estate
Market risk	—	—	—	—	—
Commercial	1,096	1,096	—	2,166	—
Secured by 1-4 family	—	—	—	—	—
Consumer	—	—	—	—	—
Equipment leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$39,357	$41,955	$—	$61,709	$—
With an allowance recorded:
Commercial
Business loans	$18,645	$19,020	$2,544	$16,960	$—
Energy loans	43,770	55,875	21,772	50,867	6
Construction
Market risk	—	—	—	27	—
Real estate
Market risk	295	295	6	485	—
Commercial	499	499	75	166	—
Secured by 1-4 family	118	118	20	516	—
Consumer	—	—	—	33	—
Equipment leases	—	—	—	14	—
Total impaired loans with an allowance recorded	$63,327	$75,807	$24,417	$69,068	$6
Combined:
Commercial
Business loans	$35,480	$37,277	$2,544	$39,924	$—
Energy loans	65,196	78,477	21,772	87,446	6
Construction
Market risk	—	—	—	27	—
Real estate
Market risk	295	295	6	485	—
Commercial	1,595	1,595	75	2,332	—
Secured by 1-4 family	118	118	20	516	—
Consumer	—	—	—	33	—
Equipment leases	—	—	—	14	—
Total impaired loans	$102,684	$117,762	$24,417	$130,777	$6
Average impaired loans outstanding during the years ended December 31, 2018, 2017 and 2016 totaled $105.1 million, $130.8 million and $174.1 million, respectively. For the years ended December 31, 2018, 2017 and 2016, we recognized $133,000, $6,000 and $62,000, respectively, in interest income on non-accrual loans. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2018, 2017 and 2016 totaled $8.5 million, $19.0 million and $7.9 million, respectively. As of December 31, 2018 and 2017, none of our non-accrual loans were earning interest income on a cash basis.
The table below provides an age analysis of our loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days(1)	Total Past Due	Non-accrual	Current	Total
December 31, 2018
Commercial
Business loans	$16,845	$13,680	$9,163	$39,688	$40,331	$8,662,285	$8,742,304
Energy	—	1,150	—	1,150	37,532	1,592,302	1,630,984
Mortgage finance loans	—	—	—	—	—	5,877,524	5,877,524
Construction
Market risk	—	2,551	—	2,551	—	2,028,062	2,030,613
Commercial	—	—	—	—	—	64,957	64,957
Secured by 1-4 family	59	—	—	59	—	25,337	25,396
Real estate
Market risk	1,738	—	—	1,738	—	2,786,299	2,788,037
Commercial	1,643	4,595	—	6,238	988	776,232	783,458
Secured by 1-4 family	1,484	44	190	1,718	1,469	354,435	357,622
Consumer	—	—	—	—	55	63,383	63,438
Equipment leases	256	—	—	256	—	311,935	312,191
Total loans held for investment	$22,025	$22,020	$9,353	$53,398	$80,375	$22,542,751	$22,676,524

(1)
Loans past due 90 days and still accruing includes premium finance loans of $9.2 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

As of December 31, 2018 and December 31, 2017, we did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at December 31, 2018 and 2017, $20.0 million and $18.8 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates.
The following table details the recorded investment at December 31, 2018 and 2017 of loans that have been restructured during the years ended December 31, 2018 and 2017 by type of modification:

	Extended Maturity		Adjusted Payment Schedule		Total
(in thousands, except number of contracts)	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End
Year Ended December 31, 2018
Commercial
Business loans	—	$—	2	$2,411	2	$2,411
Energy loans	—	—	5	10,047	5	10,047
Total	—	$—	7	$12,458	$7	$12,458

Year Ended December 31, 2017
Commercial
Business loans	1	$712	2	$6,928	$3	$7,640
Energy loans	1	—	—	—	1	—
Total	2	$712	2	$6,928	$4	$7,640
Restructured loans generally include terms to temporarily place the loan on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above loans. At December 31, 2018, all of the above loans restructured in 2018 are on non-accrual. The restructuring of the loans did not have a significant impact on our allowance for loan losses at December 31, 2018 or 2017. As of December 31, 2018 and 2017, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
(5) OREO and Valuation Allowance for Losses on OREO
The table below presents a summary of the activity related to OREO:

	Year ended December 31,
(in thousands)	2018	2017	2016
Beginning balance	$11,742	$18,961	$278
Additions	—	—	18,822
Sales	(11,663)	(1,108)	(139)
Valuation allowance for OREO	—	—	—
Direct write-downs	—	(6,111)	—
Ending balance	$79	$11,742	$18,961
During 2017, we recorded a $6.1 million write-down on one asset. In 2018, we sold this asset and recorded a $2.0 million gain on sale. The gain on sale was recorded in other non-interest income.
(6) Certain Transfers of Financial Assets
The table below presents a reconciliation of the changes in loans held for sale:

	Year Ended December 31,
(in thousands)	2018	2017
Outstanding balance:
Beginning balance	$1,012,580	$980,414
Loans purchased	6,753,709	5,556,964
Payments and loans sold	(5,816,504)	(5,524,798)
Ending balance(1)	1,949,785	1,012,580
Fair value adjustment:
Beginning balance	(1,576)	8,333
Increase/(decrease) to fair value	21,265	9,909
Ending balance	19,689	(1,576)
Loans held for sale at fair value(1)	$1,969,474	$1,011,004

(1)	Includes $299,000 and $3.3 million of loans held for sale that are carried at lower of cost or market as of December 31, 2018 and 2017, respectively.
No loans held for sale were on non-accrual as of December 31, 2018 or December 31, 2017. At December 31, 2018 and December 31, 2017, we had $16.8 million and $19.7 million, respectively, in loans held for sale that were 90 days or more past due. The $16.8 million in loans held for sale that were 90 days or more past due at December 31, 2018 included $16.0 million in loans guaranteed by U.S. government agencies that were purchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet. Interest on these past due loans accrues at the debenture rate guaranteed by the U.S. government. At December 31, 2017 $19.0 million of the $19.7 million in loans held for sale that were 90 days or more past due were loans that, pursuant to Ginnie Mae servicing guidelines, we have the unilateral right, but not the obligation, to repurchase if defined delinquent loan criteria are met, and therefore must record as held for sale on our balance sheet regardless of whether the repurchase option has been exercised.

From time to time we retain the right to service the loans sold through our MCA program, creating MSRs which are recorded as assets on our balance sheet. A summary of MSR activity is as follows:

	Year Ended December 31,
(in thousands)	2018	2017
MSRs:
Balance, beginning of year	$88,150	$28,536
Capitalized servicing rights	39,149	67,970
Amortization	(9,278)	(8,356)
Sales	(75,547)	—
Balance, end of period	$42,474	$88,150
Valuation allowance:
Balance, beginning of year	$2,823	$—
Increase in valuation allowance	(2,823)	2,823
Balance, end of period	$—	$2,823
MSRs, net(1)	$42,474	$85,327
MSRs, fair value	$44,502	$86,321
At December 31, 2018 and 2017, our servicing portfolio of residential mortgage loans had an outstanding principal balance of $3.9 billion and $7.0 billion, respectively. The decline in MSRs, as well as in the outstanding balance of loans in our servicing portfolio, resulted primarily from the completion of MSR sales in 2018, as well as our strategic decision to retain fewer MSRs on loans sold through our MCA program in 2018.
In connection with the servicing of these loans, we hold deposits in the name of investors representing escrow funds for taxes and insurance, as well as collections in transit to the investors. These escrow funds are segregated and held in separate non-interest-bearing bank accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $37.9 million at December 31, 2018 and $73.4 million at December 31, 2017.
The estimated fair value of the MSR assets is obtained from an independent third party and reviewed by management on a quarterly basis. MSRs typically do not trade in an active, open market with readily observable prices; as such, the fair value of MSRs is determined using a discounted cash flow model to calculate the present value of the estimated future net servicing income. The assumptions utilized in the discounted cash flow model are based on market data for comparable assets, where available. Each quarter, management and the independent third party review the key assumptions used in the discounted cash flow model and make adjustments as necessary to estimate the fair value of the MSRs. At December 31, 2017, the estimated fair value of MSRs was adjusted in anticipation of a sale of Ginnie Mae MSRs in the first quarter of 2018, which resulted in a $2.8 million impairment charge. There was no impairment charge at December 31, 2018. The following summarizes the assumptions used by management to determine the fair value of MSRs:

	December 31,
	2018	2017
Average discount rates	9.55%	9.90%
Expected prepayment speeds	9.77%	9.99%
Weighted-average life, in years	7.0	7.0
A sensitivity analysis of changes in the fair value of our MSR portfolio resulting from certain key assumptions is presented in the following table:

	December 31,
(in thousands)	2018	2017
50 bp adverse change in prepayment speed	$(6,028)	$(11,896)
100 bp adverse change in prepayment speed	(11,629)	(28,226)
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
In conjunction with the sale and securitization of loans held for sale, we may be exposed to liability resulting from recourse agreements and repurchase agreements. Our estimated repurchase, indemnification and make whole obligation exposure totaled $1.6 million and $1.3 million at December 31, 2018 and December 31, 2017, respectively, and is recorded in other liabilities in the consolidated balance sheets. We incurred $258,000 in losses due to repurchase, indemnification and make-whole obligations during the year ended December 31, 2018 compared to $31,000 in 2017.
(7) Goodwill and Other Intangible Assets
Goodwill and other intangible assets are summarized as follows:

(in thousands)	Gross Goodwill and Intangible Assets	Accumulated Amortization	Net Goodwill and Intangible Assets
December 31, 2018
Goodwill	$15,468	$(374)	$15,094
Intangible assets—customer relationships and trademarks	9,006	(5,530)	3,476
Total goodwill and intangible assets	$24,474	$(5,904)	$18,570
December 31, 2017
Goodwill	$15,468	$(374)	$15,094
Intangible assets—customer relationships and trademarks	9,006	(5,060)	3,946
Total goodwill and intangible assets	$24,474	$(5,434)	$19,040
Amortization expense related to intangible assets totaled $470,000 in 2018, $472,000 in 2017 and $448,000 in 2016. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2018 is as follows:

(in thousands)
2019	$470
2020	432
2021	405
2022	405
2023	382
Thereafter	1,382
Total	$3,476
(8) Premises and Equipment
Premises and equipment are summarized as follows:

	December 31,
(in thousands)	2018	2017
Premises	$27,999	$25,790
Furniture and equipment	35,130	32,234
Total cost	63,129	58,024
Accumulated depreciation	(39,327)	(32,848)
Total premises and equipment, net	$23,802	$25,176
Depreciation expense for the above premises and equipment was approximately $9.0 million, $6.9 million and $6.0 million in 2018, 2017 and 2016, respectively.
We lease various premises under operating leases with various expiration dates extending through March 2032. Rent expense incurred under operating leases totaled approximately $16.5 million, $14.4 million and $13.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Minimum future lease payments under operating leases are as follows at December 31, 2018:

(in thousands)	Minimum Payments
2019	$14,652
2020	15,549
2021	15,846
2022	15,012
2023	14,070
2024 and thereafter	28,666
Total	$103,795
(9) Deposits
Deposits are summarized as follows:

	December 31,
(in thousands)	2018	2017
Non-interest-bearing demand deposits	$7,317,161	$7,812,660
Interest-bearing deposits
Transaction	3,051,535	2,567,208
Savings	8,222,893	8,214,059
Time	2,014,524	529,253
Total interest-bearing deposits	13,288,952	11,310,520
Total deposits	$20,606,113	$19,123,180
The scheduled maturities of interest-bearing time deposits were as follows at December 31, 2018:

(in thousands)
2019	$1,990,962
2020	21,894
2021	778
2022	263
2023	127
2024 and after	500
Total	$2,014,524
At December 31, 2018 and 2017, interest-bearing time deposits of $250,000 or more were approximately $270.2 million and $300.5 million, respectively.

(10) Short-Term and Other Borrowings
The following table summarizes our short-term and other borrowings:

(dollar amounts in thousands)	Federal Funds Purchased	Customer Repurchase Agreements	FHLB Borrowings
December 31, 2018
Amount outstanding at year-end	$629,169	$12,005	$3,900,000
Interest rate at year-end	2.54%	0.09%	2.56%
Average balance outstanding during the year	$323,140	$9,812	$1,769,452
Weighted-average interest rate during the year	2.02%	0.09%	2.05%
Maximum month-end outstanding during the year	$629,169	$13,835	$4,000,000
December 31, 2017
Amount outstanding at year-end	$359,338	$5,702	$2,800,000
Interest rate at year-end	1.45%	0.03%	1.35%
Average balance outstanding during the year	$215,895	$6,590	$1,395,753
Weighted-average interest rate during the year	1.20%	0.04%	1.08%
Maximum month-end outstanding during the year	$544,203	$8,727	$2,800,000
December 31, 2016
Amount outstanding at year-end	$101,800	$7,775	$2,000,000
Interest rate at year-end	0.80%	0.05%	0.61%
Average balance outstanding during the year	$90,904	$15,380	$1,367,267
Weighted-average interest rate during the year	0.57%	0.06%	0.43%
Maximum month-end outstanding during the year	$263,989	$18,884	$2,025,000
The following table summarizes our other borrowing capacities net of balances outstanding. As of December 31, 2018, all are scheduled to mature within one year.

	December 31,
(in thousands)	2018	2017	2016
FHLB borrowing capacity relating to loans	$4,568,842	$3,890,995	$3,057,915
FHLB borrowing capacity relating to securities	721	2,071	1,653
Total FHLB borrowing capacity(1)	$4,569,563	$3,893,066	$3,059,568
Unused Federal funds lines available from commercial banks	$620,000	$885,000	$1,118,000
Unused Federal Reserve Borrowings capacity	$4,933,965	$4,114,594	$3,179,087
Unused revolving line of credit(2)	$130,000	$130,000	$130,000

(1)	FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and also certain pledged securities.

(2)
Unsecured revolving, non-amortizing line of credit with maturity date of December 17, 2019. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during 2018 or 2017; the average borrowings during the year ended December 31, 2016 were $6.8 million.

(11) Long-Term Debt
From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued floating rate trust preferred securities in various private offerings totaling $113.4 million. As of December 31, 2018, the details of the trust preferred subordinated debentures are summarized below:

(dollar amounts in thousands)	Texas Capital Bancshares Statutory Trust I	Texas Capital Statutory Trust II	Texas Capital Statutory Trust III	Texas Capital Statutory Trust IV	Texas Capital Statutory Trust V
Date issued	November 19, 2002	April 10, 2003	October 6, 2005	April 28, 2006	September 29, 2006
Trust preferred securities issued	$10,310	$10,310	$25,774	$25,774	$41,238
Floating or fixed rate securities	Floating	Floating	Floating	Floating	Floating
Interest rate on subordinated debentures	3 month LIBOR + 3.35%	3 month LIBOR + 3.25%	3 month LIBOR + 1.51%	3 month LIBOR + 1.60%	3 month LIBOR + 1.71%
Maturity date	November 2032	April 2033	December 2035	June 2036	December 2036
On September 21, 2012, the Company issued $111.0 million of subordinated notes. The notes mature in September 2042 and bear interest at a rate of 6.50% per annum, payable quarterly. The indenture governing the notes contains customary covenants and restrictions.
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
(12) Financial Instruments with Off-Balance Sheet Risk
The table below presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments. This allowance is recorded in other liabilities on the consolidated balance sheet.

	Year Ended December 31,
(in thousands)	2018	2017
Beginning balance of allowance for off-balance sheet credit losses	$9,071	$11,422
Provision for off-balance sheet credit losses	2,363	(2,351)
Ending balance of allowance for off-balance sheet credit losses	$11,434	$9,071

Commitments to extend credit - period end balance	$8,030,198	$6,957,847
Standby letters of credit - period end balance	$236,537	$230,958

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
Additionally, the Basel III Capital Rules require that we maintain a capital conservation buffer with respect to each of CET1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5%. The required phase-in capital conservation buffer during 2018 was 1.875% and during 2017 was 1.25%. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of December 31, 2018, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of December 31, 2018 and 2017. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.
Because our Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

The table below summarizes our actual and required capital ratios under the Basel III Capital Rules:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2018
CET1
Company	$2,330,599	8.58%	$1,732,501	6.38%	$1,902,354	7.00%	N/A	N/A
Bank	2,340,988	8.62%	1,731,955	6.38%	1,901,755	7.00%	1,765,915	6.50%
Total capital (to risk-weighted assets)
Company	3,074,097	11.31%	2,683,679	9.88%	2,853,532	10.50%	N/A	N/A
Bank	2,925,872	10.77%	2,682,833	9.88%	2,852,632	10.50%	2,716,793	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,589,374	9.53%	2,140,149	7.88%	2,310,002	8.50%	N/A	N/A
Bank	2,499,763	9.20%	2,139,474	7.88%	2,309,274	8.50%	2,173,434	8.00%
Tier 1 capital (to average assets)(1)
Company	2,589,374	9.87%	1,049,694	4.00%	1,049,694	4.00%	N/A	N/A
Bank	2,499,763	9.53%	1,049,296	4.00%	1,049,296	4.00%	1,311,620	5.00%
December 31, 2017
CET1
Company	$2,033,830	8.45%	$1,384,448	5.75%	$1,685,464	7.00%	N/A	N/A
Bank	1,992,152	8.28%	1,383,475	5.75%	1,684,231	7.00%	1,563,929	6.50%
Total capital (to risk-weighted assets)
Company	2,768,153	11.50%	2,227,221	9.25%	2,528,196	10.50%	N/A	N/A
Bank	2,567,961	10.67%	2,225,591	9.25%	2,526,347	10.50%	2,406,044	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,293,016	9.52%	1,745,659	7.25%	2,046,635	8.50%	N/A	N/A
Bank	2,151,338	8.94%	1,744,382	7.25%	2,045,138	8.50%	1,924,835	8.00%
Tier 1 capital (to average assets)(1)
Company	2,293,016	9.15%	1,002,494	4.00%	1,002,494	4.00%	N/A	N/A
Bank	2,151,338	8.59%	1,002,144	4.00%	1,002,144	4.00%	1,252,680	5.00%

(1)
The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, the Federal Reserve Board and the FDIC may require the Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.

Our mortgage finance loan volumes can increase significantly at month-end, causing a meaningful difference between ending balance and average balance for any period. At December 31, 2018, our total mortgage finance loans were $5.9 billion compared to the average for the quarter ended December 31, 2018 of $5.0 billion. As CET1, Tier 1 and total capital ratios are calculated using quarter-end risk-weighted assets and our mortgage finance loans are 100% risk-weighted (excluding MCA mortgage loans held for sale, which receive lower risk weights), the period-end fluctuation in these balances can significantly impact our reported ratios. Due to the actual risk profile and liquidity of this asset class, we manage capital allocated to mortgage finance loans based on changing trends in average balances and do not believe that the period-end balance is representative of risk characteristics that would justify higher allocations. However, we monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels.
Dividends that may be paid by banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of our Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules further limit the amount of dividends that may be paid by our Bank. No dividends were declared or paid on our common stock during 2018, 2017 or 2016.
The required reserve balances at the Federal Reserve at December 31, 2018 and 2017 were approximately $157.7 million and $197.3 million, respectively.

(14) Stockholders’ Equity
On December 2, 2016, we completed a sale of 3.45 million shares of our common stock in a public offering. Net proceeds from the sale totaled $236.4 million. The additional equity was used for general corporate purposes, including repayment of $20.0 million of short-term debt and as additional capital to support continued loan growth.
(15) Stock-Based Compensation and Employee Benefits
We have a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan permits our employees to defer a portion of their compensation. Matching contributions may be made in amounts and at times determined by the Company. We contributed approximately $9.6 million, $8.4 million, and $6.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Employees are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options.
During 2000, we implemented an Employee Stock Purchase Plan (“ESPP”). Employees are eligible for the plan when they meet certain requirements concerning period of credited service and minimum hours worked. Eligible employees may contribute a minimum of 1% to a maximum of 10% of eligible compensation up to the Section 423 of the Internal Revenue Code limit of $25,000. In 2006, stockholders approved the 2006 ESPP, which allocated 400,000 shares for purchase. As of December 31, 2018, 2017 and 2016, 143,348, 132,285 and 124,572 shares had been purchased on behalf of the employees under the 2006 ESPP.
We have stock-based compensation plans under which equity-based compensation grants are made by the board of directors, or its designated committee. Grants are subject to vesting requirements. Under the plans, we may grant, among other things, non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), cash-settled performance units or any combination thereof to employees and non-employee directors. A total of 2,550,000 shares are authorized for grant under the plans. Total shares remaining available for grant under the plans at December 31, 2018 were 2,121,515.
We also offer a non-qualified deferred compensation plan for our executives and key members of management in order to assist us in attracting and retaining these individuals. Participants in the plan may elect to defer up to 75% of their annual salary and/or short-term incentive payout into deferral accounts that mirror the gains or losses of investments selected by the participants. The plan allows us to make discretionary contributions on behalf of a participant as well as matching contributions. We made matching contributions of $1.0 million in 2018 and discretionary contributions of $260,000 in 2017. All participant contributions to the plan and any related earnings are immediately vested and may be withdrawn upon the participant's separation from service, death or disability or upon a date specified by the participant. The deferrals are recorded to salaries and benefits as a reduction and a corresponding accrual is recorded in other liabilities.
A summary of our SAR activity and related information is as follows. These rights are time based and generally vest ratably over a period of five years.

	December 31, 2018		December 31, 2017		December 31, 2016
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
SARs outstanding at beginning of year	74,363	$30.12	125,863	$31.68	360,544	$25.73
SARs granted	—	—	—	—	—	—
SARs exercised	(33,013)	31.35	(51,500)	33.94	(234,681)	22.54
SARs forfeited	—	—	—	—	—	—
SARs outstanding at year-end	41,350	$29.13	74,363	$30.12	125,863	$31.68
SARs vested and exercisable at year-end	39,750	$27.81	60,463	$26.02	94,463	$26.73
Weighted average remaining contractual life of SARs vested (in years)		2.33		2.82		3.62
Compensation expense	$121,000		$265,000		$307,000
Unrecognized compensation expense	$6,000		$127,000		$392,000
Weighted average period over which unrecognized compensation expense is expected to be recognized (in years)		0.17		0.75		1.52
Fair value of shares vested during the year	$210,807		$294,000		$337,000
Weighted average remaining contractual life of SARs (in years)		2.44		3.35		4.32
Intrinsic value of SARs exercised	$925,479		$3,802,000		$4,881,000

A summary of our RSU activity and related information is as follows. Grants of RSUs include both performance-based and time-based vesting conditions and generally vest over a three-year period.

	December 31, 2018		December 31, 2017		December 31, 2016
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at beginning of year	423,732	$60.01	425,055	$51.28	333,174	$48.60
RSUs granted	95,891	88.07	121,243	80.40	213,577	51.75
RSUs vested	(121,507)	54.97	(102,057)	48.93	(94,296)	42.87
RSUs forfeited	(48,583)	63.60	(20,509)	54.75	(27,400)	51.18
RSUs outstanding at year-end	349,533	$69.11	423,732	$60.01	425,055	$51.28
Compensation expense	$8,803,000		$7,790,000		$4,771,000
Unrecognized compensation expense	$16,538,000		$18,730,000		$17,167,000
Weighted average period over which unrecognized compensation expense is expected to be recognized (in years)		2.90		3.15		3.37
Weighted average remaining contractual life of RSUs (in years)		8.13		8.33		8.65
In 2016, we began granting shares of restricted stock ("RSAs") to non-employee directors at the time that they join the board. These restricted shares generally vest ratably over a period of three years. We recorded compensation expense of $62,000, $61,000 and $35,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
Total compensation cost for all share-based arrangements was $9.0 million, $8.1 million and $5.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
We granted 138,773 cash-settled units in 2018, with a total of 325,719 outstanding at December 31, 2018, all of which are time-based and vest ratably over a period of four years. We granted 121,260 and 224,071 cash-settled units in 2017 and 2016, respectively. Since these units have a cash payout feature, they are accounted for under the liability method with related expense based on the stock price at period end. Compensation cost for the cash-settled units was $8.0 million, $13.9 million and $8.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
(16) Income Taxes
The Tax Act enacted in December 2017 reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Act, we remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to be recognized in the future, which was generally 21%, and as a result we recorded a $17.6 million provisional remeasurement write-off, which was recorded as additional income tax expense during 2017. During 2018, after completing the full analysis of the impact of the Tax Act, we recorded an insignificant additional provision.

Income tax expense/(benefit) consists of the following:

	Year ended December 31,
(in thousands)	2018	2017	2016
Current:
Federal	$82,556	$94,112	$86,612
State	3,808	3,257	2,412
Total	86,364	97,369	89,024
Deferred:
Federal	(6,400)	31,276	(2,946)
State	—	—	—
Total	(6,400)	31,276	(2,946)
Total expense:
Federal	76,156	125,388	83,666
State	3,808	3,257	2,412
Total	$79,964	$128,645	$86,078

The reconciliation of our effective income tax rate to the U.S. federal statutory tax rate is as follows:

	Year ended December 31,
	2018	2017	2016
U.S. statutory rate	21%	35%	35%
State taxes	1%	1%	1%
Non-deductible expenses	1%	1%	1%
Deferred tax asset remeasurement write-off	—%	5%	—%
Non-taxable income	(1)%	(1)%	(1)%
Other	(1)%	(1)%	—%
Effective tax rate	21%	40%	36%
The tax effect of unrealized gains and losses on available-for-sale debt securities is recorded to other comprehensive income and is not a component of income tax expense/(benefit).
We are no longer subject to U.S. federal income tax examinations for years before 2015 or state and local income tax examinations for years before 2014.

The table below summarizes significant components of our deferred tax assets and liabilities utilizing the federal corporate income tax rate of 21%. Management believes it is more likely than not that all of the deferred tax assets will be realized. Our net deferred tax assets are included in other assets in the consolidated balance sheets.

	December 31,
(in thousands)	2018	2017
Deferred tax assets:
Allowance for credit losses	$44,224	$42,213
Loan origination fees	11,328	10,084
Stock compensation	3,363	4,460
Non-accrual interest	1,724	1,680
Non-qualified deferred compensation	2,211	1,217
Other	2,517	3,380
Total deferred tax assets	65,367	63,034
Deferred tax liabilities:
Loan origination costs	(2,049)	(1,304)
Leases	(9,000)	(6,850)
MSRs	(9,184)	(17,619)
Depreciation	(8,233)	(7,354)
Unrealized gain on securities	(138)	(138)
Other	(2,662)	(2,068)
Total deferred tax liabilities	(31,266)	(35,333)
Net deferred tax asset	$34,101	$27,701

(17) Fair Value Disclosures
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

Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
December 31, 2018
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$7,242	$—
Tax-exempt asset-backed securities	—	—	95,804
Equity securities(1)(2)	10,262	6,908	—
Loans held for sale(3)	—	1,952,760	16,415
Loans held for investment(4)(6)	—	—	29,885
OREO(5)(6)	—	—	79
Derivative assets(7)	—	21,806	—
Derivative liabilities(7)	—	41,375	—
Non-qualified deferred compensation plan liabilities(8)	10,148	—	—

December 31, 2017
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$10,945	$—
Equity securities(1)(2)	5,460	7,106	—
Loans held for sale(3)	—	1,007,695	—
Loans held for investment(4)(6)	—	—	21,216
OREO(5)(6)	—	—	11,742
Derivative assets(7)	—	16,719	—
Derivative liabilities(7)	—	17,377	—
Non-qualified deferred compensation plan liabilities(8)	5,587	—	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly, except for tax-exempt asset-backed securities which are measured quarterly.

(2)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.

(3)	Loans held for sale purchased through our MCA program are measured at fair value on a recurring basis, generally monthly.

(4)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(5)	OREO is transferred from loans to OREO at fair value less selling costs.

(6)	Loans held for investment and OREO are measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.

(7)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.

(8)
Non-qualified deferred compensation plan liabilities represent the fair value of the obligation to the employee, which generally correspond to the fair value of the invested assets, and are measured at fair value on a recurring basis, generally monthly.

Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis using Level 3 inputs:

				Net Realized/Unrealized Gains (Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Year ended December 31, 2018
Tax-exempt asset-backed securities(1)	$—	$95,521	$(3)	$—	$286	$95,804
Loans held for sale(2)	$—	$38,430	$(20,591)	$(173)	$(1,251)	$16,415

(1)	Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI. Realized gains/(losses) are recorded in other non-interest income.

(2)	Realized and unrealized gains/(losses) on loans held for sale are recorded in gain/(loss) on sale of loans held for sale.
Tax-exempt asset-backed securities
The fair value of tax-exempt asset-backed securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. At December 31, 2018, a discount rate of 4.21% and a weighted-average life of 9.2 years were utilized to determine the fair value of these securities.
Loans held for sale
The fair value of loans held for sale using Level 3 inputs include loans that cannot be sold through normal sale channels and thus require significant management judgment or estimation when determining the fair value. The fair value of such loans is generally based upon quoted prices of comparable loans with a liquidity discount applied. At December 31, 2018, the fair value of these loans was calculated using a weighted-average discounted price of 92.9%.
Loans held for investment
Certain impaired loans held for investment are reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. The $29.9 million fair value of loans held for investment at December 31, 2018 reported above includes impaired loans held for investment with a carrying value of $32.2 million that were reduced by specific valuation allowance allocations totaling $2.3 million based on collateral valuations utilizing Level 3 inputs. The $21.2 million fair value of loans held for investment at December 31, 2017 reported above includes impaired loans with a carrying value of $32.2 million that were reduced by specific valuation allowance allocations totaling $11.0 million based on collateral valuations utilizing Level 3 inputs. Fair values were based on third party appraisals, which are Level 3 inputs
OREO
Certain foreclosed assets, upon initial recognition, are recorded at fair value less estimated selling costs. At December 31, 2018 and 2017, OREO had a carrying value of $79,000 and $11.7 million, respectively, with no specific valuation allowance. The fair value of OREO was computed based on third party appraisals, which are Level 3 valuation inputs.
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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	December 31, 2018		December 31, 2017
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$3,080,065	$3,080,065	$2,905,591	$2,905,591
Investment securities	10,262	10,262	5,460	5,460
Level 2 inputs:
Investment securities	14,150	14,150	18,051	18,051
Loans held for sale	1,953,059	1,953,059	1,011,004	1,011,004
Derivative assets	21,806	21,806	16,719	16,719
Level 3 inputs:
Investment securities	95,804	95,804	—	—
Loans held for sale	16,415	16,415	—	—
Loans held for investment, net	22,376,552	22,347,876	20,489,757	20,480,802
Financial liabilities:
Level 2 inputs:
Federal funds purchased	629,169	629,169	359,338	359,338
Customer repurchase agreements	12,005	12,005	5,702	5,702
Other borrowings	3,900,000	3,900,000	2,800,000	2,800,000
Subordinated notes	281,767	283,349	281,406	285,485
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liabilities	41,375	41,375	17,377	17,377
Level 3 inputs:
Deposits	20,606,113	20,608,494	19,123,180	19,124,121
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
Investment Securities
Within the investment securities portfolio, we hold equity securities related to our non-qualified deferred compensation plan that are valued using quoted market prices for identical equity securities in an active market, and are classified as Level 1 assets in the fair value hierarchy. The fair value of the remaining equity securities and residential mortgage-backed securities in our investment portfolio are based on prices obtained from independent pricing services that are based on quoted market prices for the same or similar securities, and are characterized as Level 2 assets in the fair value hierarchy. We have obtained documentation from our primary pricing service regarding their processes and controls applicable to pricing investment securities, and on a quarterly basis we independently verify the prices that we receive from the service provider using two additional independent pricing sources. We also hold tax-exempt asset-backed securities that are valued using a discounted cash flow model, which utilizes Level 3 inputs, and are classified as Level 3 assets in the fair value hierarchy.
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
(18) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table:

	December 31, 2018			December 31, 2017
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$1,579,328	$7,978	$16,719	$1,393,764	$4,736	$15,482
Commercial loan/lease interest rate caps	606,950	1,109	4	242,700	421	7
Foreign currency forward contracts	39,737	2,263	59	2,466	4	69
Customer counterparties:
Commercial loan/lease interest rate swaps	1,579,328	16,719	7,978	1,393,764	15,482	4,736
Commercial loan/lease interest rate caps	606,950	4	1,109	242,700	7	421
Foreign currency forward contracts	39,737	59	2,263	2,466	69	4
Economic hedging interest rate derivatives:
Loan purchase commitments	167,984	1,442	6	253,815	635	190
Forward sale commitments	1,928,527	—	21,005	1,086,224	—	1,103
Gross derivatives		29,574	49,143		21,354	22,012
Offsetting derivative assets/liabilities		(7,768)	(7,768)		(4,635)	(4,635)
Net derivatives included in the consolidated balance sheets		$21,806	$41,375		$16,719	$17,377

The weighted-average receive and pay interest rates for interest rate swaps outstanding were as follows:

	December 31, 2018 Weighted-Average Interest Rate		December 31, 2017 Weighted-Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	4.24%	4.20%	3.59%	4.34%
The weighted-average strike rate for outstanding interest rate caps was 3.20% at December 31, 2018 and 2.40% at December 31, 2017.
Our credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Our credit exposure associated with these instruments, net of any collateral pledged, was approximately $18.7 million at December 31, 2018 and approximately $16.7 million at December 31, 2017. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values, as well as for changes in the value of forward sale commitments. At December 31, 2018, we had $25.3 million in cash collateral pledged for these derivatives, of which $11.2 million was included in interest-bearing deposits in other banks and $14.1 million was included in accrued interest receivable and other assets. At December 31, 2017, we had $15.2 million in cash collateral pledged for these derivatives, of which $14.0 million was included in interest-bearing deposits and $1.2 million was included in accrued interest receivable and other assets.
We also enter into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are either a participant or a lead bank. The risk participation agreements entered into by us as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. We are party to 13 risk participation agreements where we are a participant bank with a notional amount of $149.1 million at December 31, 2018, compared to 15 risk participation agreements having a notional amount of $157.1 million at December 31, 2017. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $1.5 million at December 31, 2018 and $221,000 at December 31, 2017. The fair value of these exposures was insignificant to the consolidated financial statements at both December 31, 2018 and December 31, 2017. Risk participation agreements entered into by us as the lead bank provide credit protection to us should the borrower fail to perform on its interest rate derivative contract with us. We are party to 9 risk participation agreements where we are the lead bank having a notional amount of $114.8 million at December 31, 2018, compared to 10 agreements having a notional amount of $86.3 million at December 31, 2017.
(19) Related Party Transactions
During 2018 and 2017, we have had transactions with our directors, executive officers and their affiliates and our employees. These transactions were made in the ordinary course of business and include extensions of credit and deposit transactions. The Bank had approximately $13.5 million in deposits from related parties, including directors, stockholders and their affiliates at both December 31, 2018 and 2017.
In February 2018, the Bank signed an agreement with Total System Services, Inc. ("TSYS"), under which TSYS will provide transaction processing services to the Bank in exchange for a fee, estimated to be $400,000 to $600,000 per year. A member of the Company’s board of directors, is the Senior Executive Vice President and Chief Information Officer of TSYS.
(20) Parent Company Only
Summarized financial information for Texas Capital Bancshares, Inc. – Parent Company Only are as follows:
Balance Sheet

	December 31,
(in thousands)	2018	2017
Assets
Cash and cash equivalents	$89,561	$144,635
Loans held for investment (net of unearned income)	7,500	7,500
Investment in subsidiaries	2,534,341	2,184,601
Other assets	87,451	86,300
Total assets	$2,718,853	$2,423,036
Liabilities and Stockholders’ Equity
Other liabilities	$1,471	$1,244
Subordinated notes	108,614	108,513
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	223,491	223,163
Preferred stock	150,000	150,000
Common stock	502	496
Additional paid-in capital	978,042	971,457
Retained earnings	1,366,308	1,077,500
Treasury stock	(8)	(8)
Accumulated other comprehensive income	518	428
Total stockholders’ equity	2,495,362	2,199,873
Total liabilities and stockholders’ equity	$2,718,853	$2,423,036

Statement of Earnings

	Year ended December 31,
(in thousands)	2018	2017	2016
Interest on loans	$3,398	$3,271	$3,250
Dividend income	10,400	10,400	10,400
Other income	142	108	90
Total income	13,940	13,779	13,740
Other non-interest income	7	13	152
Interest expense	12,031	10,908	10,525
Salaries and employee benefits	588	489	431
Legal and professional	2,020	1,700	1,429
Other non-interest expense	2,013	1,761	1,594
Total expense	16,652	14,858	13,979
Income (loss) before income taxes and equity in undistributed income of subsidiary	(2,705)	(1,066)	(87)
Income tax expense (benefit)	(587)	(371)	(33)
Income (loss) before equity in undistributed income of subsidiary	(2,118)	(695)	(54)
Equity in undistributed income of subsidiary	300,758	194,118	151,445
Net income	298,640	193,423	151,391
Preferred stock dividends	9,750	9,750	9,750
Net income available to common stockholders	$288,890	$183,673	$141,641

Statements of Cash Flows

	Year ended December 31,
(in thousands)	2018	2017	2016
Operating Activities
Net income	$298,640	$193,423	$151,391
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(300,758)	(194,118)	(151,445)
Amortization	101	101	101
Increase in other assets	(1,152)	(739)	(10)
Excess tax benefits from stock-based compensation arrangements	—	—	(2,013)
Increase (decrease) in other liabilities	227	(40)	165
Net cash used in operating activities	(2,942)	(1,373)	(1,811)
Investing Activities
Net increase in loans held for investment	—	(7,500)	—
Investments in and advances to subsidiaries	(40,000)	(55,000)	(57,000)
Net cash used in investing activities	(40,000)	(62,500)	(57,000)
Financing Activities
Proceeds from sale of stock related to stock-based awards	(2,382)	(2,241)	(2,481)
Proceeds from sale of common stock	—	—	236,467
Preferred dividends paid	(9,750)	(9,750)	(9,750)
Excess tax benefits from stock-based compensation arrangements	—	—	2,013
Net cash provided by (used in) financing activities	(12,132)	(11,991)	226,249
Net increase (decrease) in cash and cash equivalents	(55,074)	(75,864)	167,438
Cash and cash equivalents at beginning of year	144,635	220,499	53,061
Cash and cash equivalents at end of year	$89,561	$144,635	$220,499

(21) Quarterly Financial Data (unaudited)
The tables below summarize our quarterly financial information:

	2018 Selected Quarterly Financial Data
(in thousands, except per share data)	Fourth	Third	Second	First
Interest income	$321,718	$301,754	$286,852	$253,869
Interest expense	81,045	69,579	55,140	43,569
Net interest income	240,673	232,175	231,712	210,300
Provision for credit losses	35,000	13,000	27,000	12,000
Net interest income after provision for credit losses	205,673	219,175	204,712	198,300
Non-interest income	15,280	25,518	17,279	19,947
Non-interest expense	129,862	136,143	132,131	126,960
Income before income taxes	91,091	108,550	89,860	91,287
Income tax expense	19,200	22,998	18,424	19,342
Net income	71,891	85,552	71,436	71,945
Preferred stock dividends	2,437	2,438	2,437	2,438
Net income available to common stockholders	$69,454	$83,114	$68,999	$69,507
Basic earnings per share:	$1.38	$1.66	$1.39	$1.40
Diluted earnings per share:	$1.38	$1.65	$1.38	$1.38

	2017 Selected Quarterly Financial Data
(in thousands, except per share data)	Fourth	Third	Second	First
Interest income	$249,519	$237,643	$208,191	$183,946
Interest expense	38,870	33,282	25,232	20,587
Net interest income	210,649	204,361	182,959	163,359
Provision for credit losses	2,000	20,000	13,000	9,000
Net interest income after provision for credit losses	208,649	184,361	169,959	154,359
Non-interest income	19,374	19,003	18,769	17,110
Non-interest expense	133,138	114,830	111,814	106,094
Income before income taxes	94,885	88,534	76,914	65,375
Income tax expense	50,143	29,850	25,819	22,833
Net income	44,742	58,684	51,095	42,542
Preferred stock dividends	2,437	2,438	2,437	2,438
Net income available to common stockholders	$42,305	$56,246	$48,658	$40,104
Basic earnings per share:	$0.85	$1.13	$0.98	$0.81
Diluted earnings per share:	$0.84	$1.12	$0.97	$0.80
(22) New Accounting Standards
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
ASU 2016-02 "Leases (Topic 842)" ("ASU 2016-02") requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 was effective for us on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. We have elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and will not restate comparative periods. We also expect to elect certain optional practical expedients. We have implemented a third party software solution to assist with the accounting under the new standard.  Our operating leases relate primarily to office space and bank branches. Based on our lease portfolio as of December 31, 2018, we anticipate recognizing a lease liability on our balance sheet of approximately $75 million with an offsetting right-of-use asset net of lease incentives, with an immaterial impact on our income statement compared to the current lease accounting model.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Texas Capital Bancshares, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Texas Capital Bancshares, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income and other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 14, 2019 expressed an unqualified opinion thereon.
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

Dallas, TX
February 14, 2019

ITEM 9B.	OTHER INFORMATION
None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held April 16, 2019, which proxy materials will be filed with the SEC no later than March 7, 2019.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held April 16, 2019, which proxy materials will be filed with the SEC no later than March 7, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held April 16, 2019, which proxy materials will be filed with the SEC no later than March 7, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held April 16, 2019, which proxy materials will be filed with the SEC no later than March 7, 2019.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held April 16, 2019, which proxy materials will be filed with the SEC no later than March 7, 2019.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report
(1) All financial statements
Independent Registered Public Accounting Firm’s Report of Ernst & Young LLP
(2) All financial statements required by Item 8
Independent Registered Public Accounting Firm’s Report of Ernst & Young LLP

(3) Exhibits

3.1	Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1 to our registration statement on Form 10 dated August 24, 2000
3.2	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.2 to our registration statement on Form 10 dated August 24, 2000
3.3	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.3 to our registration statement on Form 10 dated August 24, 2000
3.4	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.4 to our registration statement on Form 10 dated August 24, 2000
3.5	Amended and Restated Bylaws of Texas Capital Bancshares, Inc. which are incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated November 5, 2018
3.6	Certificate of Designation of 6.50% Non-Cumulative Perpetual Preferred Stock, Series A, which is incorporated by reference to Exhibit 4.1 to our Current Report on form 8-K dated March 28, 2013
3.7
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
10.4
Amended and Restated Executive Employment Agreement dated May 30, 2017, between Texas Capital Bancshares, Inc. and Julie Anderson, which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 1, 2017+

10.5
Retirement Transition and Award Agreement effective August 14, 2018 between Texas Capital Bancshares, Inc. and John Hudgens, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 6, 2018+

10.6	Texas Capital Bancshares, Inc. 2005 Long-Term Incentive Plan, which is incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A dated April 15, 2005+
10.7	Texas Capital Bancshares, Inc. 2006 Employee Stock Purchase Plan, which is incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 2, 2006+
10.8	Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan, which is incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A dated April 8, 2010+
10.9	Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 21, 2015+
10.10	Texas Capital Bancshares, Inc. Nonqualified Deferred Compensation Plan, which is incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K dated February 17, 2017+
10.11	Texas Capital Bancshares, Inc. Amended and Restated 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated April 19, 2018+
10.12
Form of Stock Appreciation Rights Agreement under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K dated February 21, 2014+

10.13
Special Retention Restricted Stock Unit Award Agreement between Julie Anderson and Texas Capital Bancshares, Inc. dated May 17, 2016, which is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated July 21, 2016+

10.14
Form of 2016 Performance Award Agreement for Executive Officers under the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated October 20, 2016+

10.15
Form of 2017 Performance Award Agreement for Executive Officers, pursuant to the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated April 20, 2017+

10.16
Form of 2018 Performance Award Agreement for Executive Officers pursuant to the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q dated April 19, 2018+

10.17
Form of 2018 Restricted Stock Unit Award Agreement for Non-Employee Directors pursuant to the Texas Capital Bancshares, Inc. Amended and Restated 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q dated April 19, 2018+

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

Date:	February 14, 2019	TEXAS CAPITAL BANCSHARES, INC.

		By:	/S/ C. KEITH CARGILL
C. Keith Cargill President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 14, 2019	/S/ LARRY L. HELM
Larry L. Helm Chairman of the Board and Director

Date:	February 14, 2019	/S/ JULIE ANDERSON
Julie Anderson Chief Financial Officer (principal financial officer)

Date:	February 14, 2019	/S/ ELLEN DETRICH
Ellen Detrich Controller (principal accounting officer)

Date:	February 14, 2019	/S/ JONATHAN E. BALIFF
Jonathan E. Baliff Director

Date:	February 14, 2019	/S/ JAMES H. BROWNING
James H. Browning Director

Date:	February 14, 2019	/S/ DAVID S. HUNTLEY
David S. Huntley Director

Date:	February 14, 2019	/S/ CHARLES S. HYLE
Charles S. Hyle Director

Date:	February 14, 2019	/S/ ELYSIA H. RAGUSA
Elysia H. Ragusa Director

Date:	February 14, 2019	/S/ STEVEN P. ROSENBERG
Steven P. Rosenberg Director

Date:	February 14, 2019	/S/ ROBERT W. STALLINGS
Robert W. Stallings Director

Date:	February 14, 2019	/S/ DALE W. TREMBLAY
Dale W. Tremblay Director

Date:	February 14, 2019	/S/ IAN J. TURPIN
Ian J. Turpin Director

Date:	February 14, 2019	/S/ PATRICIA A. WATSON
Patricia A. Watson Director