Form 10-Q
period 2019-03-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2019-04-18
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2019

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
________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒        ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
On April 17, 2019, the number of shares set forth below was outstanding with respect to each of the issuer's classes of common stock:
Common Stock, par value $0.01 per share 50,273,887

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended March 31, 2019

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$177,137	$214,191
Interest-bearing deposits in other banks	2,129,155	2,815,684
Federal funds sold and securities purchased under resale agreements	25,000	50,190
Investment securities	230,749	120,216
Loans held for sale ($1,901.6 million at March 31, 2019 and $1,969.2 million at December 31, 2018, at fair value)	1,901,637	1,969,474
Loans held for investment, mortgage finance	6,299,710	5,877,524
Loans held for investment (net of unearned income)	17,061,590	16,690,550
Less: Allowance for loan losses	208,573	191,522
Loans held for investment, net	23,152,727	22,376,552
Mortgage servicing rights, net	44,088	42,474
Premises and equipment, net	24,200	23,802
Accrued interest receivable and other assets	679,966	626,614
Goodwill and intangible assets, net	18,452	18,570
Total assets	$28,383,111	$28,257,767
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$6,743,607	$7,317,161
Interest-bearing	13,906,520	13,288,952
Total deposits	20,650,127	20,606,113
Accrued interest payable	24,488	20,675
Other liabilities	233,398	194,238
Federal funds purchased and repurchase agreements	897,892	641,174
Other borrowings	3,600,000	3,900,000
Subordinated notes, net	281,858	281,767
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	25,801,169	25,757,373
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares—10,000,000
Issued shares—6,000,000 shares issued at March 31, 2019 and December 31, 2018	150,000	150,000
Common stock, $.01 par value:
Authorized shares—100,000,000
Issued shares—50,264,028 and 50,201,127 at March 31, 2019 and December 31, 2018, respectively	503	502
Additional paid-in capital	969,079	967,890
Retained earnings	1,461,893	1,381,492
Treasury stock (shares at cost: 417 at March 31, 2019 and December 31, 2018)	(8)	(8)
Accumulated other comprehensive income, net of taxes	475	518
Total stockholders’ equity	2,581,942	2,500,394
Total liabilities and stockholders’ equity	$28,383,111	$28,257,767
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME -UNAUDITED

	Three months ended March 31,
(in thousands except per share data)	2019	2018
Interest income
Interest and fees on loans	$312,703	$243,864
Investment securities	1,460	206
Federal funds sold and securities purchased under resale agreements	379	1,045
Interest-bearing deposits in other banks	11,019	8,754
Total interest income	325,561	253,869
Interest expense
Deposits	69,054	31,702
Federal funds purchased	3,516	969
Other borrowings	11,854	5,680
Subordinated notes	4,191	4,191
Trust preferred subordinated debentures	1,332	1,027
Total interest expense	89,947	43,569
Net interest income	235,614	210,300
Provision for credit losses	20,000	12,000
Net interest income after provision for credit losses	215,614	198,300
Non-interest income
Service charges on deposit accounts	2,979	3,137
Wealth management and trust fee income	2,009	1,924
Brokered loan fees	5,066	5,168
Servicing income	2,734	5,492
Swap fees	1,031	1,562
Net gain/(loss) on sale of loans held for sale	(505)	(2,173)
Other	16,700	4,837
Total non-interest income	30,014	19,947
Non-interest expense
Salaries and employee benefits	77,823	72,537
Net occupancy expense	7,879	7,234
Marketing	11,708	8,677
Legal and professional	10,030	7,530
Communications and technology	9,198	6,633
FDIC insurance assessment	5,122	6,103
Servicing related expenses	5,382	3,805
Allowance and other carrying costs for other real estate owned	—	2,155
Other	13,236	12,286
Total non-interest expense	140,378	126,960
Income before income taxes	105,250	91,287
Income tax expense	22,411	19,342
Net income	82,839	71,945
Preferred stock dividends	2,438	2,438
Net income available to common stockholders	$80,401	$69,507
Other comprehensive income (loss)
Change in unrealized gain (loss) on available-for-sale debt securities arising during period, before tax	$(53)	$(63)
Income tax expense (benefit) related to unrealized loss on available-for-sale debt securities	(10)	(13)
Other comprehensive income (loss), net of tax	(43)	(50)
Comprehensive income	$82,796	$71,895
Basic earnings per common share	$1.60	$1.40
Diluted earnings per common share	$1.60	$1.38
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(In thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total
Balance at December 31, 2017 (audited)	6,000,000	$150,000	49,643,761	$496	$961,305	$1,090,500	(417)	$(8)	$428	$2,202,721
Impact of adoption of new accounting standards(1)						$(82)			$84	$2
Comprehensive income:
Net income	—	—	—	—	—	71,945	—	—	—	71,945
Change in unrealized gain on available-for-sale securities, net of taxes of $13	—	—	—	—	—	—	—	—	(50)	(50)
Total comprehensive income										71,895
Stock-based compensation expense recognized in earnings	—	—	—	—	1,957	—	—	—	—	1,957
Preferred stock dividend	—	—	—	—	—	(2,438)	—	—	—	(2,438)
Issuance of stock related to stock-based awards	—	—	26,430	1	(709)	—	—	—	—	(708)
Balance at March 31, 2018	6,000,000	$150,000	49,670,191	$497	$962,553	$1,159,925	(417)	$(8)	$462	$2,273,429

Balance at December 31, 2018 (audited)	6,000,000	$150,000	50,201,127	$502	$967,890	$1,381,492	(417)	$(8)	$518	$2,500,394
Comprehensive income:
Net income	—	—	—	—	—	82,839	—	—	—	82,839
Change in unrealized gain on available-for-sale securities, net of taxes of $10	—	—	—	—	—	—	—	—	(43)	(43)
Total comprehensive income										82,796
Stock-based compensation expense recognized in earnings	—	—	—	—	2,423	—	—	—	—	2,423
Preferred stock dividend	—	—	—	—	—	(2,438)	—	—	—	(2,438)
Issuance of stock related to stock-based awards	—	—	54,133	1	(1,234)	—	—	—	—	(1,233)
Issuance of common stock related to warrants	—	—	8,768	—	—	—	—	—	—	—
Balance at March 31, 2019	6,000,000	$150,000	50,264,028	$503	$969,079	$1,461,893	(417)	$(8)	$475	$2,581,942

(1)
Represents the impact of adopting Accounting Standard Update ("ASU") 2018-02 and ASU 2016-01. See Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for more information.

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three months ended March 31,
(In thousands)	2019	2018
Operating activities
Net income	$82,839	$71,945
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	20,000	12,000
Depreciation and amortization	7,792	8,240
Net (gain)/loss on sale of loans held for sale	505	2,173
Increase (decrease) in valuation allowance on mortgage servicing rights	2,931	(757)
Stock-based compensation expense	4,488	5,971
Purchases and originations of loans held for sale	(1,550,059)	(1,479,006)
Proceeds from sales and repayments of loans held for sale	1,602,923	1,381,277
Other real estate owned write-down	—	2,000
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(58,278)	15,238
Accrued interest payable and other liabilities	51,023	(13,757)
Net cash provided by (used in) operating activities	164,164	5,324
Investing activities
Purchases of available-for-sale investment securities	(109,928)	(2,455)
Principal payments received on available-for-sale securities	307	763
Originations of mortgage finance loans	(24,328,971)	(19,821,894)
Proceeds from pay-offs of mortgage finance loans	23,906,785	20,440,116
Net increase in loans held for investment, excluding mortgage finance loans	(375,628)	(380,725)
Purchase of premises and equipment, net	(2,642)	(4,441)
Proceeds from sale of other real estate owned, net	79	184
Net cash provided by/(used in) by investing activities	(909,998)	231,548
Financing activities
Net increase/(decrease) in deposits	44,014	(358,647)
Costs from issuance of stock related to stock-based awards and warrants	(1,233)	(708)
Preferred dividends paid	(2,438)	(2,438)
Net increase/(decrease) in other borrowings	(300,000)	(500,000)
Net increase (decrease) in Federal funds purchased and repurchase agreements	256,718	170,500
Net cash provided by/(used in) financing activities	(2,939)	(691,293)
Net increase/(decrease) in cash and cash equivalents	(748,773)	(454,421)
Cash and cash equivalents at beginning of period	3,080,065	2,905,591
Cash and cash equivalents at end of period	$2,331,292	$2,451,170
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$86,134	$46,075
Cash paid during the period for income taxes	6	266
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
The consolidated interim financial statements are unaudited and certain information and footnote disclosures presented in accordance with GAAP have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make the interim financial information not misleading. The consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the SEC on February 14, 2019 (the “2018 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
Accounting Changes
ASU 2016-02 "Leases (Topic 842)" ("ASU 2016-02") requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 was effective for us on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. We have elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and have not restated comparative periods. Of the optional practical expedients available under ASU 2016-02, all have been adopted except for the hindsight practical expedient.
Our operating leases relate primarily to office space and bank branches. As a result of implementing ASU 2016-02, we recognized an operating lease right-of-use ("ROU") asset of $64 million and an operating lease liability of $74 million on January 1, 2019, with no impact on our consolidated statement of income or consolidated statement of cash flows compared to the prior lease accounting model. The ROU asset and operating lease liability are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets. See Note 7 - Leases for additional information.
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

(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands except per share data)	2019	2018
Numerator:
Net income	$82,839	$71,945
Preferred stock dividends	2,438	2,438
Net income available to common stockholders	$80,401	$69,507
Denominator:
Denominator for basic earnings per share—weighted average shares	50,229,797	49,650,884
Effect of employee stock-based awards(1)	115,602	255,794
Effect of warrants to purchase common stock	—	446,819
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	50,345,399	50,353,497
Basic earnings per common share	$1.60	$1.40
Diluted earnings per common share	$1.60	$1.38

(1)
SARs and RSUs outstanding of 411,065 at March 31, 2019 and 5,139 at March 31, 2018 have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented.

(3) Investment Securities
Available-for-Sale Debt Securities
The following is a summary of available-for-sale debt securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019
Available-for-sale debt securities:
Residential mortgage-backed securities	$6,567	$361	$—	$6,928
Tax-exempt asset-backed securities	187,528	4,316	—	191,844
Credit risk transfer securities	14,713	—	(4,076)	10,637
	$208,808	$4,677	$(4,076)	$209,409

December 31, 2018
Available-for-sale debt securities:
Residential mortgage-backed securities	$6,874	$368	$—	$7,242
Tax-exempt asset-backed securities	95,518	286	—	95,804
	$102,392	$654	$—	$103,046
During the first quarter of 2019, we acquired a $92.0 million tax-exempt security backed with underlying cash flows from municipal revenue bonds, as well as $15.0 million in credit risk transfer ("CRT") securities. The securities were all recorded as available-for-sale upon acquisition and subsequently marked to fair value as of quarter end.
CRT securities represent unsecured obligations issued by government sponsored entities ("GSEs") such as Freddie Mac and are designed to transfer mortgage credit risk from the GSE to private investors. CRT securities are structured to be subject to the performance of a reference pool of mortgage loans in which we share in 50% of the first losses with the GSE. If the reference pool incurs losses, the amount we will recover on the notes is reduced by our share of the amount of such losses, which could potentially be up to 100% of the amount outstanding. The CRT securities are generally interest-only for an initial period of time and are restricted from being transferred until a future date.

The amortized cost and estimated fair value of available-for-sale debt securities are presented below by contractual maturity:

(in thousands, except percentage data)	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
March 31, 2019
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$—	$1,419	$—	$5,148	$6,567
Estimated fair value	—	1,516	—	5,412	6,928
Weighted average yield(3)	6.50%	5.54%	—%	4.59%	4.79%
Tax-exempt asset-backed securities:(1)
Amortized Cost	—	—	—	187,528	187,528
Estimated fair value	—	—	—	191,844	191,844
Weighted average yield(2)(3)	—%	—%	—%	4.20%	4.20%
CRT securities:
Amortized Cost	—	—	—	14,713	14,713
Estimated fair value	—	—	—	10,637	10,637
Weighted average yield(3)	—%	—%	—%	2.49%	2.49%
Total available-for-sale debt securities:
Amortized cost					$208,808
Estimated fair value					$209,409

December 31, 2018
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$3	$1,573	$—	$5,298	$6,874
Estimated fair value	4	1,668	—	5,570	7,242
Weighted average yield(3)	6.50%	5.54%	—%	4.53%	4.76%
Tax-exempt asset-backed securities:(1)
Amortized Cost	—	—	—	95,518	95,518
Estimated fair value	—	—	—	95,804	95,804
Weighted average yield(2)(3)	—%	—%	—%	4.25%	4.25%
Total available-for-sale debt securities:
Amortized cost					$102,392
Estimated fair value					$103,046

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 21% federal tax rate.

(3)	Yields are calculated based on amortized cost.
The following table discloses as of March 31, 2019 our available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

March 31, 2019	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
CRT securities	$14,713	$(4,076)	$—	$—	$14,713	$(4,076)
At March 31, 2019, the CRT securities were the only available-for-sale debt securities in an unrealized loss position.

We conduct periodic reviews of securities with unrealized losses to evaluate whether the impairment is other-than-temporary. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in accumulated other comprehensive income ("AOCI") for available-for-sale debt securities. When we have the intent to sell or we believe we will more likely than not be required to sell an available-for-sale debt security, the entire excess of its amortized cost basis over its fair value is recognized in earnings. For available-for-sale debt securities that we do not intend to sell and are not likely to be required to sell, only the credit-related impairment is recognized in earnings and any non-credit-related impairment is recorded in AOCI.
Based on the results of our periodic review of available-for-sale debt securities in an unrealized loss position at March 31, 2019, we recorded a $331,000 other-than-temporary credit-related impairment on the CRT securities, reducing the amortized cost of the securities. The loss was measured as the excess of the amortized costs basis of the security over the present value of cash flows expected to be collected and was recorded in other non-interest expense. These securities also have unrealized losses, which we do not believe are other-than-temporary. We have evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and based on that evaluation have determined that we have the ability and intent to hold the investments until recovery of fair value.
Available-for-sale debt securities with carrying values of approximately $4.6 million and $1.6 million were pledged to secure certain customer repurchase agreements and deposits at March 31, 2019. The comparative amounts at December 31, 2018 were $4.8 million and $1.7 million, respectively.
Equity Securities
Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan. At March 31, 2019 and December 31, 2018, we had $21.3 million and $17.2 million, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains/(losses) recognized on equity securities in other non-interest income in the consolidated statements of income:

	Three months ended March 31,
(in thousands)	2019	2018
Net gains/(losses) recognized during the period	$1,266	$(212)
Less: Realized net gains/(losses) recognized during the period on equity securities sold	(30)	—
Unrealized net gains/(losses) recognized during the period on equity securities still held	$1,296	$(212)
(4) Loans Held for Investment and Allowance for Loan Losses
Loans held for investment are summarized by portfolio segment as follows:

(in thousands)	March 31, 2019	December 31, 2018
Commercial	$10,673,960	$10,373,288
Mortgage finance(1)	6,299,710	5,877,524
Construction	2,493,192	2,120,966
Real estate	3,642,566	3,929,117
Consumer	61,377	63,438
Equipment leases	292,248	312,191
Gross loans held for investment	23,463,053	22,676,524
Deferred income (net of direct origination costs)	(101,753)	(108,450)
Allowance for loan losses	(208,573)	(191,522)
Total loans held for investment, net	$23,152,727	$22,376,552

(1)	Balances at March 31, 2019 and December 31, 2018 are stated net of $185.4 million and $193.0 million of participations sold, respectively.

Summary of Loan Loss Experience
The following tables summarize the credit risk profile of our loans held for investment by internally assigned grades and non-accrual status:

(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Total
March 31, 2019
Grade:
Pass	$10,205,865	$6,299,710	$2,478,880	$3,526,380	$59,759	$289,664	$22,860,258
Special mention	200,920	—	—	75,755	—	1,975	278,650
Substandard-accruing	145,988	—	14,312	27,980	1,566	609	190,455
Non-accrual	121,187	—	—	12,451	52	—	133,690
Total loans held for investment	$10,673,960	$6,299,710	$2,493,192	$3,642,566	$61,377	$292,248	$23,463,053

December 31, 2018
Grade:
Pass	$10,034,597	$5,877,524	$2,099,955	$3,850,811	$61,815	$309,775	$22,234,477
Special mention	120,531	—	21,011	47,644	—	2,223	191,409
Substandard-accruing	140,297	—	—	28,205	1,568	193	170,263
Non-accrual	77,863	—	—	2,457	55	—	80,375
Total loans held for investment	$10,373,288	$5,877,524	$2,120,966	$3,929,117	$63,438	$312,191	$22,676,524
The allowance for loan losses is comprised of general reserves and specific reserves for impaired loans based on our estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We believe the allowance at March 31, 2019 to be appropriate, given management's assessment of losses inherent in the portfolio as of the evaluation date, the growth in the loan and lease portfolio, current economic conditions in our market areas and other factors.

The following table details activity in the allowance for loan losses, as well as the recorded investment in loans held for investment, by portfolio segment and disaggregated on the basis of our impairment methodology. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Additional Qualitative Reserve	Total
Three months ended March 31, 2019
Allowance for loan losses:
Beginning balance	$129,442	$—	$19,242	$33,353	$425	$1,829	$7,231	$191,522
Provision for loan losses	25,506	1,300	3,583	(1,272)	(46)	(201)	(7,231)	21,639
Charge-offs	4,865	—	—	—	—	—	—	4,865
Recoveries	266	—	—	—	10	1	—	277
Net charge-offs (recoveries)	4,599	—	—	—	(10)	(1)	—	4,588
Ending balance	$150,349	$1,300	$22,825	$32,081	$389	$1,629	$—	$208,573
Period end allowance for loan losses allocated to:
Loans individually evaluated for impairment	$27,409	$—	$—	$1,599	$10	$—	$—	$29,018
Loans collectively evaluated for impairment	122,940	1,300	22,825	30,482	379	1,629	—	179,555
Total	$150,349	$1,300	$22,825	$32,081	$389	$1,629	$—	$208,573
Period end loans allocated to:
Loans individually evaluated for impairment	$121,187	$—	$—	$18,709	$52	$—	$—	$139,948
Loans collectively evaluated for impairment	10,552,773	6,299,710	2,493,192	3,623,857	61,325	292,248	—	23,323,105
Total	$10,673,960	$6,299,710	$2,493,192	$3,642,566	$61,377	$292,248	$—	$23,463,053

Three months ended March 31, 2018
Allowance for loan losses:
Beginning balance	$118,806	$—	$19,273	$34,287	$357	$3,542	$8,390	$184,655
Provision for loan losses	17,546	—	(518)	(200)	(178)	(18)	(5,184)	11,448
Charge-offs	5,667	—	—	—	—	—	—	5,667
Recoveries	360	—	—	24	59	19	—	462
Net charge-offs (recoveries)	5,307	—	—	(24)	(59)	(19)	—	5,205
Ending balance	$131,045	$—	$18,755	$34,111	$238	$3,543	$3,206	$190,898
Period end allowance for loan losses allocated to:
Loans individually evaluated for impairment	$34,897	$—	$—	$22	$2	$—	$—	$34,921
Loans collectively evaluated for impairment	96,148	—	18,755	34,089	236	3,543	3,206	155,977
Total	$131,045	$—	$18,755	$34,111	$238	$3,543	$3,206	$190,898
Period end loans allocated to:
Loans individually evaluated for impairment	$123,206	$—	$—	$1,187	$72	$—	$—	$124,465
Loans collectively evaluated for impairment	9,337,818	4,689,938	2,224,403	3,833,571	47,239	276,303	—	20,409,272
Total	$9,461,024	$4,689,938	$2,224,403	$3,834,758	$47,311	$276,303	$—	$20,533,737
During the first quarter of 2019, we refined our methodology for calculating the allowance for loan losses to improve the specificity of the risk weights and the risk-weighting process for each product type assigned to the loans in our held for investment portfolio. As a result of these refinements, management is better able to allocate inherent losses previously accounted for in the additional qualitative reserve component of our allowance for loan losses to specific product types and credit risk grades, thus eliminating the additional qualitative reserve component of our allowance for loan losses in the first quarter of 2019.  Additionally, this improved specificity and consideration of current mortgage market conditions has resulted in the allocation of a portion of the company’s provision for loan losses to our mortgage finance loan portfolio for the first time in the first quarter of 2019.
The following tables detail our impaired loans held for investment by portfolio segment. In accordance with ASC 310, Receivables, we have also included all restructured and formerly restructured loans in our impaired loan totals.

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2019
With no related allowance recorded:
Commercial
Business loans	$21,075	$37,077	$—	$12,218	$—
Energy loans	9,048	10,124	—	5,724	—
Real estate
Market risk	—	—	—	—	—
Commercial	7,220	7,220	—	4,048	—
Secured by 1-4 family	1,228	1,228	—	683	—
Consumer	—	—	—	—	—
Equipment leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$38,571	$55,649	$—	$22,673	$—
With an allowance recorded:
Commercial
Business loans	$23,374	$23,909	$9,663	$11,687	$—
Energy loans	67,690	70,551	17,746	28,195	—
Real estate
Market risk	8,478	8,478	1,378	2,826	—
Commercial	—	—	—	—	—
Secured by 1-4 family	1,783	1,783	221	647	—
Consumer	52	52	10	30	—
Equipment leases	—	—	—	—	—
Total impaired loans with an allowance recorded	$101,377	$104,773	$29,018	$43,385	$—
Combined:
Commercial
Business loans	$44,449	$60,986	$9,663	$23,905	$—
Energy loans	76,738	80,675	17,746	33,919	—
Real estate
Market risk	8,478	8,478	1,378	2,826	—
Commercial	7,220	7,220	—	4,048	—
Secured by 1-4 family	3,011	3,011	221	1,330	—
Consumer	52	52	10	30	—
Equipment leases	—	—	—	—	—
Total impaired loans	$139,948	$160,422	$29,018	$66,058	$—

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
With no related allowance recorded:
Commercial
Business loans	$23,367	$55,008	$—	$16,426	$133
Energy loans	12,188	13,363	—	17,135	—
Real estate
Market risk	—	—	—	—	—
Commercial	7,388	7,388	—	3,215	—
Secured by 1-4 family	1,233	1,233	—	734	—
Consumer	—	—	—	—	—
Equipment leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$44,176	$76,992	$—	$37,510	$133
With an allowance recorded:
Commercial
Business loans	$17,529	$17,564	$4,679	$41,307	$—
Energy loans	25,344	28,105	3,573	25,672	—
Real estate
Market risk	—	—	—	49	—
Commercial	—	—	—	83	—
Secured by 1-4 family	236	236	48	188	—
Consumer	55	55	10	54	—
Equipment leases	—	—	—	275	—
Total impaired loans with an allowance recorded	$43,164	$45,960	$8,310	$67,628	$—
Combined:
Commercial
Business loans	$40,896	$72,572	$4,679	$57,733	$133
Energy loans	37,532	41,468	3,573	42,807	—
Real estate
Market risk	—	—	—	49	—
Commercial	7,388	7,388	—	3,298	—
Secured by 1-4 family	1,469	1,469	48	922	—
Consumer	55	55	10	54	—
Equipment leases	—	—	—	275	—
Total impaired loans	$87,340	$122,952	$8,310	$105,138	$133
Average impaired loans outstanding during the three months ended March 31, 2019, and 2018 totaled $66.1 million and $109.9 million, respectively. As of March 31, 2019 and December 31, 2018, none of our non-accrual loans were earning interest income on a cash basis.

The table below provides an age analysis of our loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days(1)	Total Past Due	Non-accrual	Current	Total
March 31, 2019
Commercial
Business loans	$32,935	$13,524	$12,093	$58,552	$44,449	$8,869,686	$8,972,687
Energy	603	—	—	603	76,738	1,623,932	1,701,273
Mortgage finance loans	—	—	—	—	—	6,299,710	6,299,710
Construction
Market risk	688	14,312	—	15,000	—	2,367,746	2,382,746
Commercial	—	—	—	—	—	80,659	80,659
Secured by 1-4 family	—	—	—	—	—	29,787	29,787
Real estate
Market risk	5,030	607	—	5,637	8,478	2,546,670	2,560,785
Commercial	4,834	669	—	5,503	962	719,349	725,814
Secured by 1-4 family	7,748	—	86	7,834	3,011	345,122	355,967
Consumer	2,442	75	66	2,583	52	58,742	61,377
Equipment leases	1,697	—	—	1,697	—	290,551	292,248
Total loans held for investment	$55,977	$29,187	$12,245	$97,409	$133,690	$23,231,954	$23,463,053

(1)
Loans past due 90 days and still accruing includes premium finance loans of $12.0 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

As of March 31, 2019 and December 31, 2018, we did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at March 31, 2019 and December 31, 2018, $38.4 million and $20.0 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates.
The following table details the recorded investment at March 31, 2019 of loans that have been restructured during the three months ended March 31, 2019 by type of modification:

	Extended Maturity		Adjusted Payment Schedule		Total
(in thousands, except number of contracts)	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End
Three months ended March 31, 2019
Commercial:
Energy loans	1	$22,540	—	$—	1	$22,540
We did not have any loans that were restructured during the three months ended March 31, 2018.
Restructured loans generally include terms to temporarily place the loan on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above loans. At March 31, 2019, all of the above loans restructured in 2019 are on non-accrual. The restructuring of the loans did not have a significant impact on our allowance for loan losses at March 31, 2019 or 2018. As of March 31, 2019 and 2018, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.

(5) OREO and Valuation Allowance for Losses on OREO
The table below presents a summary of the activity related to OREO:

	Three months ended March 31,
(in thousands)	2019	2018
Beginning balance	$79	$11,742
Sales	(79)	(184)
Valuation allowance for OREO	—	(2,000)
Ending balance	$—	$9,558
(6) Certain Transfers of Financial Assets
The table below presents a reconciliation of the changes in loans held for sale:

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2019	2018
Outstanding balance:
Beginning balance(1)	$1,949,785	$1,012,580
Loans purchased	1,550,059	1,479,006
Payments and loans sold	(1,617,518)	(1,399,683)
Ending balance	1,882,326	1,091,903
Fair value adjustment:
Beginning balance(1)	19,689	(1,576)
Increase/(decrease) to fair value	(378)	(1,762)
Ending balance	19,311	(3,338)
Loans held for sale at fair value	$1,901,637	$1,088,565

(1)	Includes $299,000 of loans held for sale that are carried at lower of cost or market as of December 31, 2018.
No loans held for sale were on non-accrual as of March 31, 2019 or December 31, 2018. At March 31, 2019 and December 31, 2018, we had $13.7 million and $16.8 million, respectively, in loans held for sale that were 90 days or more past due. The $13.7 million in loans held for sale that were 90 days or more past due at March 31, 2019 included $12.5 million in loans guaranteed by U.S. government agencies that were purchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet. Interest on these past due loans accrues at the debenture rate guaranteed by the U.S. government. Also included in the $13.7 million were $317,000 in loans that, pursuant to Ginnie Mae servicing guidelines, we have the unilateral right, but not the obligation, to repurchase if defined delinquent loan criteria are met, and therefore must record as held for sale on our balance sheet regardless of whether the repurchase option has been exercised. At December 31, 2018 $16.0 million of the $16.8 million in loans held for sale were loans guaranteed by U.S. government agencies that were purchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet.

From time to time we retain the right to service the loans sold through our MCA program, creating MSRs which are recorded as assets on our balance sheet. A summary of MSR activity is as follows:

	Three months ended March 31,
(in thousands)	2019	2018
MSRs:
Balance, beginning of year	$42,474	$88,150
Capitalized servicing rights	6,138	16,750
Amortization	(1,593)	(2,741)
Sales	—	(25,598)
Balance, end of period	$47,019	$76,561
Valuation allowance:
Balance, beginning of year	$—	$2,823
Increase (decrease) in valuation allowance	2,931	(2,823)
Balance, end of period	$2,931	$—
MSRs, net	$44,088	$76,561
MSRs, fair value	$44,691	$82,274
At March 31, 2019 and December 31, 2018, our servicing portfolio of residential mortgage loans had an outstanding principal balance of $4.4 billion and $3.9 billion, respectively.
In connection with the servicing of these loans, we hold deposits in the name of investors representing escrow funds for taxes and insurance, as well as collections in transit to the investors. These escrow funds are segregated and held in separate non-interest-bearing bank accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $49.6 million at March 31, 2019 and $37.9 million at December 31, 2018.
The estimated fair value of the MSR assets is obtained from an independent third party and reviewed by management on a quarterly basis. MSRs typically do not trade in an active, open market with readily observable prices; as such, the fair value of MSRs is determined using a discounted cash flow model to calculate the present value of the estimated future net servicing income. The assumptions utilized in the discounted cash flow model are based on market data for comparable assets, where available. Each quarter, management and the independent third party review the key assumptions used in the discounted cash flow model and make adjustments as necessary to estimate the fair value of the MSRs. At March 31, 2019, the estimated fair value of MSRs was adjusted as a result of the decline in mortgage interest rates experienced in the first quarter of 2019, which resulted in a $2.9 million impairment charge. There was no impairment charge at December 31, 2018. The following summarizes the assumptions used by management to determine the fair value of MSRs:

	March 31, 2019	December 31, 2018
Average discount rates	9.54%	9.55%
Expected prepayment speeds	12.07%	9.77%
Weighted-average life, in years	6.1	7.0
A sensitivity analysis of changes in the fair value of our MSR portfolio resulting from certain key assumptions is presented in the following table:

(in thousands)	March 31, 2019	December 31, 2018
50 bp adverse change in prepayment speed	$(6,407)	$(6,028)
100 bp adverse change in prepayment speed	(10,989)	(11,629)
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
In conjunction with the sale and securitization of loans held for sale, we may be exposed to liability resulting from recourse agreements and repurchase agreements. Our estimated repurchase, indemnification and make whole obligation exposure totaled

$1.6 million at both March 31, 2018 and December 31, 2018, respectively, and is recorded in other liabilities in the consolidated balance sheets. We incurred $162,000 in losses due to repurchase, indemnification and make-whole obligations during the three months ended March 31, 2019 compared to $56,000 during the three months ended March 31, 2018.
(7) Leases
Operating leases in which we are the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in other assets and other liabilities, respectively, on our consolidated balance sheets. We do not currently have any significant finance leases in which we are the lessee.
Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the lease commencement date. ROU assets are further adjusted for lease incentives. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income and other comprehensive income.
Our leases relate primarily to office space and bank branches with remaining lease terms of generally 1 to 11 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of March 31, 2019, operating lease ROU assets and liabilities were $62.2 million and $71.7 million, respectively.
The table below summarizes our net lease cost:

(in thousands)	Three months ended March 31, 2019
Operating lease cost	$3,516
Variable lease cost	903
Sublease income	(31)
Net lease cost	$4,388
The table below summarizes other information related to our operating leases:

(in thousands except for percent and period data)	Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,781
Right-of-use assets obtained in exchange for new finance lease liabilities	64,493
Weighted-average remaining lease term - operating leases, in years	5.9
Weighted-average discount rate - operating leases	2.8%
The table below summarizes the maturity of remaining lease liabilities:

(in thousands)	March 31, 2019
2019	$10,878
2020	14,521
2021	14,236
2022	13,372
2023	12,400
2024 and thereafter	12,327
Total lease payments	77,734
Less: Interest	(6,048)
Present value of lease liabilities	$71,686
As of March 31, 2019, we have $18.4 million in additional operating leases for office space that have not yet commenced that are anticipated to commence during the second quarter of 2019.

(8) Financial Instruments with Off-Balance Sheet Risk
The table below presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments. This allowance is recorded in other liabilities on the consolidated balance sheet.

	Three months ended March 31,
(in thousands)	2019	2018
Beginning balance of allowance for off-balance sheet credit losses	$11,434	$9,071
Provision for off-balance sheet credit losses	(1,639)	552
Ending balance of allowance for off-balance sheet credit losses	$9,795	$9,623

(in thousands)	March 31, 2019	December 31, 2018
Commitments to extend credit - period end balance	$7,846,910	$8,030,198
Standby letters of credit - period end balance	$265,125	$236,537
(9) Regulatory Restrictions
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
The Basel III regulatory capital framework (the "Basel III Capital Rules") adopted by U.S. federal regulatory authorities, among other things, (i) establishes the capital measure called "Common Equity Tier 1" ("CET1"), (ii) specifies that Tier 1 capital consist of CET1 and "Additional Tier 1 Capital" instruments meeting stated requirements, (iii) requires that most deductions/adjustments to regulatory capital measures be made to CET1 and not to other components of capital and (iv) defines the scope of the deductions/adjustments to the capital measures. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions that fully phased in beginning on January 1, 2019.
Additionally, the Basel III Capital Rules require that we maintain a capital conservation buffer with respect to each of CET1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5%. The required phase-in capital conservation buffer during 2018 was 1.875%. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of March 31, 2019, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of March 31, 2019 and December 31, 2018. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material adverse effect on our financial condition and results of operations.
Because our Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

The table below summarizes our actual and required capital ratios under the Basel III Capital Rules:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2019
CET1
Company	$2,412,290	8.64%	N/A	N/A	$1,954,119	7.00%	N/A	N/A
Bank	2,426,687	8.70%	N/A	N/A	1,953,530	7.00%	1,813,992	6.50%
Total capital (to risk-weighted assets)
Company	3,169,288	11.35%	N/A	N/A	2,931,179	10.50%	N/A	N/A
Bank	3,025,046	10.84%	N/A	N/A	2,930,295	10.50%	2,790,757	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,669,063	9.56%	N/A	N/A	2,372,859	8.50%	N/A	N/A
Bank	2,583,460	9.26%	N/A	N/A	2,372,143	8.50%	2,232,605	8.00%
Tier 1 capital (to average assets)(1)
Company	2,669,063	10.02%	N/A	N/A	1,065,414	4.00%	N/A	N/A
Bank	2,583,460	9.70%	N/A	N/A	1,064,951	4.00%	1,331,188	5.00%
December 31, 2018
CET1
Company	$2,330,599	8.58%	$1,732,501	6.38%	$1,902,354	7.00%	N/A	N/A
Bank	2,340,988	8.62%	1,731,955	6.38%	1,901,755	7.00%	1,765,915	6.50%
Total capital (to risk-weighted assets)
Company	3,074,097	11.31%	2,683,679	9.88%	2,853,532	10.50%	N/A	N/A
Bank	2,925,872	10.77%	2,682,833	9.88%	2,852,632	10.50%	2,716,793	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,589,374	9.53%	2,140,149	7.88%	2,310,002	8.50%	N/A	N/A
Bank	2,499,763	9.20%	2,139,474	7.88%	2,309,274	8.50%	2,173,434	8.00%
Tier 1 capital (to average assets)(1)
Company	2,589,374	9.87%	1,049,694	4.00%	1,049,694	4.00%	N/A	N/A
Bank	2,499,763	9.53%	1,049,296	4.00%	1,049,296	4.00%	1,311,620	5.00%

(1)
The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, the Federal Reserve Board and the FDIC may require the Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.

Our mortgage finance loan volumes can increase significantly at month-end, causing a meaningful difference between ending balance and average balance for any period. At March 31, 2019, our total mortgage finance loans were $6.3 billion compared to the average for the quarter ended March 31, 2019 of $4.9 billion. As CET1, Tier 1 and total capital ratios are calculated using quarter-end risk-weighted assets and our mortgage finance loans are 100% risk-weighted (excluding MCA mortgage loans held for sale, which receive lower risk weights), the period-end fluctuation in these balances can significantly impact our reported ratios. Due to the actual risk profile and liquidity of this asset class, we manage capital allocated to mortgage finance loans based on changing trends in average balances and do not believe that the period-end balance is representative of risk characteristics that would justify higher allocations. However, we monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels.
Dividends that may be paid by banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of our Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules further limit the amount of dividends that may be paid by our Bank. No dividends were declared or paid on our common stock during the three months ended March 31, 2019, or 2018.

(10) Stock-based Compensation
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
The table below summarizes our stock-based compensation expense for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
(in thousands)	2019	2018
Stock-settled awards:
SARs	$6	$50
RSUs	2,407	1,896
Restricted stock	10	11
Cash-settled performance units	2,065	4,014
Total	$4,488	$5,971

(in thousands except period data)	March 31, 2019
Unrecognized compensation expense related to unvested stock-settled awards	$30,167
Weighted average period over which expense is expected to be recognized, in years	3.3
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

Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
March 31, 2019
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$6,928	$—
Tax-exempt asset-backed securities	—	—	191,844
CRT securities	—	—	10,637
Equity securities(1)(2)	14,338	7,002	—
Loans held for sale(3)	—	1,888,591	13,046
Loans held for investment(4)(6)	—	—	39,719
Derivative assets(7)	—	31,049	—
Derivative liabilities(7)	—	42,288	—
Non-qualified deferred compensation plan liabilities(8)	14,548	—	—

December 31, 2018
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$7,242	$—
Tax-exempt asset-backed securities	—	—	95,804
Equity securities(1)(2)	10,262	6,908	—
Loans held for sale(3)	—	1,952,760	16,415
Loans held for investment(4)(6)	—	—	29,885
OREO(5)(6)	—	—	79
Derivative assets(7)	—	21,806	—
Derivative liabilities(7)	—	41,375	—
Non-qualified deferred compensation plan liabilities(8)	10,148	—	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly, except for tax-exempt asset-backed securities and CRT securities which are measured quarterly.

(2)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.

(3)	Loans held for sale purchased through our MCA program are measured at fair value on a recurring basis, generally monthly.

(4)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(5)	OREO is transferred from loans to OREO at fair value less selling costs.

(6)	Loans held for investment and OREO are measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.

(7)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.

(8)
Non-qualified deferred compensation plan liabilities represent the fair value of the obligation to the employee, which generally corresponds to the fair value of the invested assets, and are measured at fair value on a recurring basis, generally monthly.

Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Realized/Unrealized Gains (Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three months ended March 31, 2019
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$95,804	$92,010	$—	$—	$4,030	$191,844
CRT securities	$—	$15,044	$—	$(331)	$(4,076)	$10,637
Loans held for sale(2)	$16,415	$—	$(3,878)	$216	$293	$13,046

Three months ended March 31, 2018
Loans held for sale(2)	$—	$36,092	$—	$—	$(1,841)	$34,251

(1)	Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI. Realized gains/(losses) are recorded in other non-interest income.

(2)	Realized and unrealized gains/(losses) on loans held for sale are recorded in gain/(loss) on sale of loans held for sale.
Tax-exempt asset-backed securities
The fair value of tax-exempt asset-backed securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. At March 31, 2019, a discount rate of 3.89% and a weighted-average life of 8.4 years were utilized to determine the fair value of these securities, compared to 4.21% and 9.2 years, respectively, at December 31, 2018.
CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. At March 31, 2019, a discount rate of 6.92% and a weighted-average life of 8.6 years were utilized to determine the fair value of these securities.
Loans held for sale
The fair value of loans held for sale using Level 3 inputs include loans that cannot be sold through normal sale channels and thus require significant management judgment or estimation when determining the fair value. The fair value of such loans is generally based upon quoted prices of comparable loans with a liquidity discount applied. At March 31, 2019, the fair value of these loans was calculated using a weighted-average discounted price of 93.2% compared to 92.9% at December 31, 2018.
Loans held for investment
Certain impaired loans held for investment are reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. The $39.7 million fair value of loans held for investment at March 31, 2019 reported above includes impaired loans held for investment with a carrying value of $53.0 million that were reduced by specific valuation allowance allocations totaling $13.3 million based on collateral valuations utilizing Level 3 inputs. The $29.9 million fair value of loans held for investment at December 31, 2018 reported above includes impaired loans with a carrying value of $32.2 million that were reduced by specific valuation allowance allocations totaling $2.3 million based on collateral valuations utilizing Level 3 inputs. Fair values were based on third party appraisals, which are Level 3 inputs.
OREO
Certain foreclosed assets, upon initial recognition, are recorded at fair value less estimated selling costs. At December 31, 2018, OREO had a carrying value of $79,000, with no specific valuation allowance. The fair value of OREO was computed based on third party appraisals, which are Level 3 inputs.

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
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	March 31, 2019		December 31, 2018
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$2,331,292	$2,331,292	$3,080,065	$3,080,065
Investment securities	14,338	14,338	10,262	10,262
Level 2 inputs:
Investment securities	13,930	13,930	14,150	14,150
Loans held for sale	1,888,591	1,888,591	1,953,059	1,953,059
Derivative assets	31,049	31,049	21,806	21,806
Level 3 inputs:
Investment securities	202,481	202,481	95,804	95,804
Loans held for sale	13,046	13,046	16,415	16,415
Loans held for investment, net	23,152,727	23,152,057	22,376,552	22,347,876
Financial liabilities:
Level 2 inputs:
Federal funds purchased	886,426	886,426	629,169	629,169
Customer repurchase agreements	11,466	11,466	12,005	12,005
Other borrowings	3,600,000	3,600,000	3,900,000	3,900,000
Subordinated notes	281,858	289,179	281,767	283,349
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liabilities	42,288	42,288	41,375	41,375
Level 3 inputs:
Deposits	20,650,127	20,651,839	20,606,113	20,608,494
The estimated fair value for cash and cash equivalents, variable rate loans and variable rate debt approximates carrying value. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
Investment Securities
Within the investment securities portfolio, we hold equity securities related to our non-qualified deferred compensation plan that are valued using quoted market prices for identical equity securities in an active market, and are classified as Level 1 assets in the fair value hierarchy. The fair value of the remaining equity securities and residential mortgage-backed securities in our investment portfolio are based on prices obtained from independent pricing services that are based on quoted market prices for the same or similar securities, and are characterized as Level 2 assets in the fair value hierarchy. We have obtained documentation from our primary pricing service regarding their processes and controls applicable to pricing investment securities, and on a quarterly basis we independently verify the prices that we receive from the service provider using two additional independent pricing sources. We also hold tax-exempt asset-backed securities and CRT securities that are valued using a discounted cash flow model, which utilizes Level 3 inputs, and are classified as Level 3 assets in the fair value hierarchy.

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
(12) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table:

	March 31, 2019			December 31, 2018
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$1,590,394	$3,626	$27,508	$1,579,328	$7,978	$16,719
Commercial loan/lease interest rate caps	649,549	383	2	606,950	1,109	4
Foreign currency forward contracts	21,580	1,847	14	39,737	2,263	59
Customer counterparties:
Commercial loan/lease interest rate swaps	1,590,394	27,508	3,626	1,579,328	16,719	7,978
Commercial loan/lease interest rate caps	649,549	2	383	606,950	4	1,109
Foreign currency forward contracts	21,580	14	1,847	39,737	59	2,263
Economic hedging interest rate derivatives:
Loan purchase commitments	239,573	1,297	77	167,984	1,442	6
Forward sale commitments	1,623,500	—	12,459	1,928,527	—	21,005
Gross derivatives		34,677	45,916		29,574	49,143
Offsetting derivative assets/liabilities		(3,628)	(3,628)		(7,768)	(7,768)
Net derivatives included in the consolidated balance sheets		$31,049	$42,288		$21,806	$41,375

The weighted-average received and paid interest rates for interest rate swaps outstanding were as follows:

	March 31, 2019 Weighted-Average Interest Rate		December 31, 2018 Weighted-Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	4.14%	4.09%	4.24%	4.20%
The weighted-average strike rate for outstanding interest rate caps was 3.22% at March 31, 2019 and 3.20% at December 31, 2018.
Our credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Our credit exposure associated with these instruments, net of any collateral pledged, was approximately $30.0 million at March 31, 2019 and approximately $18.7 million at December 31, 2018. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values, as well as for changes in the value of forward sale commitments. At March 31, 2019, we had $43.5 million in cash collateral pledged for these derivatives, of which $31.7 million was included in interest-bearing deposits in other banks and $11.8 million was included in accrued interest receivable and other assets. At December 31, 2018, we had $25.3 million in cash collateral pledged for these derivatives, of which $11.2 million was included in interest-bearing deposits and $14.1 million was included in accrued interest receivable and other assets.
We also enter into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are either a participant or a lead bank. The risk participation agreements entered into by us as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. We are party to 12 risk participation agreements where we are a participant bank with a notional amount of $144.7 million at March 31, 2019, compared to 13 risk participation agreements having a notional amount of $149.1 million at December 31, 2018. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $2.2 million at March 31, 2019 and $1.5 million at December 31, 2018. The fair value of these exposures was insignificant to the consolidated financial statements at both March 31, 2019 and December 31, 2018. Risk participation agreements entered into by us as the lead bank provide credit protection to us should the borrower fail to perform on its interest rate derivative contract with us. We are party to 10 risk participation agreements where we are the lead bank having a notional amount of $124.3 million at March 31, 2019, compared to 9 agreements having a notional amount of $114.8 million at December 31, 2018.
(13) New Accounting Standards
ASU 2019-01 "Leases (Topic 842)" ("ASU 2019-1") provides clarifications to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing essential information about leasing transactions. Specifically, ASU 2019-01 (i) allows the fair value of the underlying asset reported by lessors that are not manufacturers or dealers to continue to be its cost and not fair value as measured under the fair value definition, (ii) allows for the cash flows received for sales-type and direct financing leases to continue to be presented as results from investing, and (iii) clarifies that entities do not have to disclose the effect of the lease standard on adoption year interim amounts. ASU 2019-01 will be effective for us on January 1, 2020 and will not have any material impact on our consolidated financial statements.
ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13") requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. ASU 2016-13 will be effective for us on January 1, 2020. We are evaluating the impact adoption of ASU 2016-13 will have on our consolidated financial statements and disclosures. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption could be significantly influenced by the composition, characteristics and quality of our loan portfolio as well as the prevailing economic conditions and forecasts as of the adoption date. As part of our evaluation process, we have established a steering committee and working group that includes individuals from various functional areas to implement this new accounting standard. Implementation activities have focused on data capture and portfolio segmentation with continued progress toward model validation and testing.

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
Forward-looking statements may include, among other things, statements about the credit quality of our loan portfolio, general economic conditions in the United States and in our markets, including the continued impact on our customers from volatility in oil and gas prices, expectations regarding rates of default and loan losses, volatility in the mortgage industry, our business strategies and our expectations about future financial performance, future growth and earnings, the appropriateness of our allowance for loan losses and provision for loan losses, the impact of changing regulatory requirements and legislative changes on our business, increased competition, interest rate risk, new lines of business, new product or service offerings and new technologies.
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
Actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed elsewhere in this report or disclosed in our other SEC filings. Forward-looking statements included herein speak only as of the date hereof and should not be relied upon as representing our expectations or beliefs as of any date subsequent to the date of this report. Except as required by law, we undertake no obligation to revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. The factors discussed herein are not intended to be a complete summary of all risks and uncertainties that may affect our businesses. For a more detailed discussion of these and other factors that may affect our business, see "Risk Factors" in the 2018 Form 10-K and other filings we have made with the SEC. Though we strive to monitor and mitigate risk, we cannot anticipate all potential economic, operational and financial developments that may adversely impact our operations and our financial results. Forward-looking statements should not be viewed as predictions and should not be the primary basis upon which investors evaluate an investment in our securities.
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
The following discussion and analysis presents the significant factors affecting our financial condition as of March 31, 2019 and December 31, 2018 and results of operations for the three month period ended March 31, 2019 and March 31, 2018. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing elsewhere in this report.

Results of Operations
Summary of Performance
We reported net income of $82.8 million and net income available to common stockholders of $80.4 million, or $1.60 per diluted common share, for the first quarter of 2019 compared to net income of $71.9 million and net income available to common stockholders of $69.5 million, or $1.38 per diluted common share, for the first quarter of 2018. Return on average common equity (“ROE”) was 13.58% and return on average assets ("ROA") was 1.26% for the first quarter of 2019, compared to 13.39% and 1.22%, respectively, for the first quarter of 2018. The improved results for the quarter resulted primarily from increases in net interest income and non-interest income, offset by increases in the provision for credit losses and non-interest expense.
Details of the changes in the various components of net income are discussed below.

QUARTERLY FINANCIAL SUMMARIES – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates

	Three months ended March 31, 2019			Three months ended March 31, 2018
in thousands except percentages)	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Investment securities – taxable	$30,625	$274	3.62%	$23,854	$206	3.50%
Investment securities – non-taxable(2)	114,341	1,501	5.33%	—	—	—%
Federal funds sold and securities purchased under resale agreements	63,652	379	2.41%	261,641	1,045	1.62%
Interest-bearing deposits in other banks	1,823,106	11,019	2.45%	2,302,938	8,754	1.54%
Loans held for sale	2,122,302	25,303	4.84%	1,187,594	12,535	4.28%
Loans held for investment, mortgage finance	4,931,879	46,368	3.81%	4,097,995	37,362	3.70%
Loans held for investment(1)(2)	16,866,456	242,155	5.82%	15,425,323	195,333	5.14%
Less reserve for loan losses	192,122	—	—	184,238	—	—
Loans held for investment, net	21,606,213	288,523	5.42%	19,339,080	232,695	4.88%
Total earning assets	25,760,239	326,999	5.15%	23,115,107	255,235	4.48%
Cash and other assets	894,797			797,506
Total assets	$26,655,036			$23,912,613
Liabilities and Stockholders’ Equity
Transaction deposits	$3,263,976	$16,001	1.99%	$2,792,954	$8,651	1.26%
Savings deposits	8,751,200	41,673	1.93%	7,982,256	21,958	1.12%
Time deposits	2,010,476	11,380	2.30%	506,375	1,093	0.88%
Total interest-bearing deposits	14,025,652	69,054	2.00%	11,281,585	31,702	1.14%
Other borrowings	2,412,254	15,370	2.58%	1,721,914	6,649	1.57%
Subordinated notes	281,799	4,191	6.03%	281,437	4,191	6.04%
Trust preferred subordinated debentures	113,406	1,332	4.76%	113,406	1,027	3.67%
Total interest-bearing liabilities	16,833,111	89,947	2.17%	13,398,342	43,569	1.32%
Demand deposits	7,047,120			8,147,721
Other liabilities	223,142			110,698
Stockholders’ equity	2,551,663			2,255,852
Total liabilities and stockholders’ equity	$26,655,036			$23,912,613
Net interest income(2)		$237,052			$211,666
Net interest margin			3.73%			3.71%
Net interest spread			2.98%			3.16%
Loan spread(3)			3.90%			4.10%

(1)	The loan averages include non-accrual loans and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

Volume/Rate Analysis
The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to differences in the average interest rate on those assets and liabilities.

	Three months ended March 31, 2019/2018
	Net Change	Change due to(1)
(in thousands)		Volume	Yield/Rate(2)
Interest income:
Investment securities	$1,569	$1,045	$524
Loans held for sale	12,768	9,864	2,904
Loans held for investment, mortgage finance loans	9,006	7,608	1,398
Loans held for investment	46,822	18,265	28,557
Federal funds sold and securities purchased under resale agreements	(666)	(791)	125
Interest-bearing deposits in other banks	2,265	(1,822)	4,087
Total	71,764	34,169	37,595
Interest expense:
Transaction deposits	7,350	1,463	5,887
Savings deposits	19,715	2,124	17,591
Time deposits	10,287	3,264	7,023
Other borrowings	8,721	2,672	6,049
Long-term debt	305	5	300
Total	46,378	9,528	36,850
Net interest income	$25,386	$24,641	$745

(1)	Yield/rate and volume variances are allocated to yield/rate.

(2)	Taxable equivalent rates used where applicable assuming a 21% tax rate.
Net Interest Income
Net interest income was $235.6 million for the three months ended March 31, 2019 compared to $210.3 million for the same period in 2018. The increase was primarily due to an increase in average earning assets of $2.6 billion, as well as the effect of increases in interest rates on loan yields. The increase in average earning assets included a $934.7 million increase in average loans held for sale, a $2.3 billion increase in average net loans held for investment and a $121.1 million increase in average investment securities, offset by a $677.8 million decrease in average liquidity assets. Average interest-bearing liabilities increased $3.4 billion for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in average interest-bearing liabilities included a $2.7 billion increase in interest-bearing deposits and a $690.3 million increase in other borrowings. Average demand deposits for the three months ended March 31, 2019 decreased to $7.0 billion from $8.1 billion for the same period in 2018 as a result of the rising interest rate environment and the shift to interest-bearing deposits. Net interest margin for the three months ended March 31, 2019 was 3.73% compared to 3.71% for 2018. The increase was primarily due to the effect of increases in interest rates on loan yields attributed to our asset-sensitive balance sheet.
The yield on total loans held for investment increased to 5.42% for the three months ended March 31, 2019 compared to 4.88% for the same period in 2018, and the yield on earning assets increased to 5.15% for the three months ended March 31, 2019 compared to 4.48% for the same period in 2018. The average cost of total deposits and borrowed funds increased to 1.46% for the first quarter of 2019 from 0.74% for the first quarter of 2018. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.69% for the first quarter of 2019 compared to 3.74% for the first quarter of 2018. The decrease was primarily a result of the increase in the cost of interest-bearing liabilities outpacing the growth in loan yields. Total funding costs, including all deposits, long-term debt and stockholders' equity increased to 1.38% for the first quarter of 2019 compared to 0.74% for 2018.

Non-interest Income

	Three months ended March 31,
(in thousands)	2019	2018
Service charges on deposit accounts	$2,979	$3,137
Wealth management and trust fee income	2,009	1,924
Brokered loan fees	5,066	5,168
Servicing income	2,734	5,492
Swap fees	1,031	1,562
Net gain/(Loss) on sale of loans held for sale	(505)	(2,173)
Other(1)	16,700	4,837
Total non-interest income	$30,014	$19,947

(1)	Other non-interest income includes such items as letter of credit fees, bank owned life insurance ("BOLI") income, dividends on FHLB and FRB stock and other general operating income.
Non-interest income increased by $10.1 million during the three months ended March 31, 2019 to $30.0 million, compared to $19.9 million for the same period in 2018. This increase was primarily due to an $11.9 million increase in other non-interest income, primarily due to an $8.5 million legal claim settled during the three months ended March 31, 2019, offset by a $2.8 million decrease in servicing income attributable to a decrease in MSRs.
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
Non-interest Expense

	Three months ended March 31,
(in thousands)	2019	2018
Salaries and employee benefits	$77,823	$72,537
Net occupancy expense	7,879	7,234
Marketing	11,708	8,677
Legal and professional	10,030	7,530
Communications and technology	9,198	6,633
FDIC insurance assessment	5,122	6,103
Servicing related expenses	5,382	3,805
Allowance and other carrying costs for OREO	—	2,155
Other(1)	13,236	12,286
Total non-interest expense	$140,378	$126,960

(1)	Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, insurance expenses and other general operating expenses.
Non-interest expense for the three months ended March 31, 2019 increased $13.4 million compared to the same period in 2018. The increase is primarily due to increases in salaries and employee benefits, marketing, legal and professional and communication and technology expenses, all of which were due to general business growth and continued build-out. Offsetting these increases was a $2.2 million decrease in the allowance and other carrying costs for OREO related to the decline in OREO properties held.

Analysis of Financial Condition
Loans Held for Investment
The following table summarizes our loans held for investment on a gross basis by portfolio segment:

	March 31, 2019	December 31, 2018
(in thousands)
Commercial	$10,673,960	$10,373,288
Mortgage finance	6,299,710	5,877,524
Construction	2,493,192	2,120,966
Real estate	3,642,566	3,929,117
Consumer	61,377	63,438
Equipment leases	292,248	312,191
Gross loans held for investment	$23,463,053	$22,676,524
Deferred income (net of direct origination costs)	(101,753)	$(108,450)
Allowance for loan losses	(208,573)	$(191,522)
Total loans held for investment, net	$23,152,727	$22,376,552
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
We originate a substantial majority of all loans held for investment, excluding mortgage finance loans. We also participate in syndicated loan relationships, both as a participant and as an agent. As of March 31, 2019, we had $2.4 billion in syndicated loans, $731.1 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of March 31, 2019, $28.6 million of our syndicated loans were on non-accrual.
Portfolio Geographic and Industry Concentrations
Although more than 50% of our total loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas, our Texas concentration remains significant. As of March 31, 2019, a majority of our loans held for investment, excluding mortgage finance loans and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We also make loans to these customers that are secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for loan losses.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-performing assets by type and by type of property securing the credit:

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Non-accrual loans(1)
Commercial
Oil and gas properties	$76,738	$37,532	$50,408
Assets of the borrowers	20,395	16,538	30,656
Inventory	19,099	21,300	38,083
Other	4,955	2,493	3,136
Total commercial	121,187	77,863	122,283
Real estate
Commercial property	962	988	1,069
Single family residences	2,777	1,233	—
Hotel/motel	8,478	—	—
Other	234	236	118
Total real estate	12,451	2,457	1,187
Consumer	52	55	72
Total non-accrual loans	133,690	80,375	123,542
OREO(2)	—	79	9,558
Total non-performing assets	$133,690	$80,454	$133,100
Restructured loans - accruing	$—	$—	$—
Loans held for investment past due 90 days and accruing(3)	$12,245	$9,353	$13,563
Loans held for sale past due 90 days and accruing(4)	$13,693	$16,829	$35,226

(1)	As of March 31, 2019, December 31, 2018 and March 31, 2018, non-accrual loans included $38.4 million, $20.0 million and $7.6 million, respectively, in loans that met the criteria for restructured.

(2)	At March 31, 2019 and December 31, 2018, there was no valuation allowance recorded against the OREO balance compared to $2.0 million at March 31, 2018.

(3)	At March 31, 2019, December 31, 2018 and March 31, 2018, loans past due 90 days and still accruing includes premium finance loans of $12.0 million, $9.2 million and $4.1 million, respectively.

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

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At March 31, 2019, we had $74.0 million in loans of this type, compared to $81.7 million at December 31, 2018 and $19.2 million at March 31, 2018.
Summary of Loan Loss Experience
The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of inherent losses in the loan portfolio at the balance sheet date. We recorded a provision for credit losses of $20.0 million during the first quarter of 2019 compared to $12.0 million during the first quarter of 2018. The increase in provision recorded during the first quarter of 2019 compared to the same period in 2018 was primarily related to growth in loans held for investment.

The table below presents a summary of our loan loss experience:

Three months ended March 31, 2019	Year ended December 31 2018	Three months ended March 31, 2018
(in thousands except percentage and multiple data)
Allowance for loan losses:
Beginning balance	$191,522	$184,655	$184,655
Loans charged-off:
Commercial	4,865	79,692	5,667
Construction	—	—	—
Real estate	—	—	—
Consumer	—	767	—
Equipment leases	—	319	—
Total charge-offs	4,865	80,778	5,667
Recoveries:
Commercial	266	2,468	360
Construction	—	—	—
Real estate	—	69	24
Consumer	10	438	59
Equipment leases	1	33	19
Total recoveries	277	3,008	462
Net charge-offs	4,588	77,770	5,205
Provision for loan losses	21,639	84,637	11,448
Ending balance	$208,573	$191,522	$190,898
Allowance for off-balance sheet credit losses:
Beginning balance	$11,434	$9,071	$9,071
Provision for off-balance sheet credit losses	(1,639)	2,363	552
Ending balance	$9,795	$11,434	$9,623
Total allowance for credit losses	$218,368	$202,956	$200,521
Total provision for credit losses	$20,000	$87,000	$12,000
Allowance for loan losses to LHI	0.89%	0.85%	0.93%
Net charge-offs to average LHI	0.09%	0.37%	0.11%
Total provision for credit losses to average LHI	0.37%	0.42%	0.25%
Recoveries to total charge-offs	5.68%	3.72%	8.15%
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.12%	0.14%	0.13%
Combined allowance for credit losses to LHI	0.93%	0.90%	0.98%
Allowance as a multiple of non-performing loans	1.6	x	2.4	x	1.5	x
The allowance for credit losses, including the allowance for losses on unfunded commitments reported on the consolidated balance sheets in other liabilities, totaled $218.4 million at March 31, 2019, $203.0 million at December 31, 2018 and $200.5 million at March 31, 2018. The combined allowance as a percentage of loans held for investment decreased to 0.93% at March 31, 2019 from 0.98% at March 31, 2018, and increased from 0.90% at December 31, 2018. The downward trend in the combined allowance as a percentage of loans held for investment for the first quarter of 2019 compared to the first quarter of 2018 is due primarily to growth in loans held for investment.
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
Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, repurchase investment securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), which take into account the demonstrated marketability of our assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2018 and the three months ended March 31, 2019, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from Federal funds purchased and FHLB borrowings, which are generally used to fund mortgage finance assets. We also rely on the availability of the mortgage secondary market provided by Ginnie Mae and the GSEs to support the liquidity of our mortgage finance assets.
In accordance with our liquidity strategy, deposit growth and increases in borrowing capacity related to our mortgage finance loans have resulted in accumulating liquidity assets in recent periods. The following table summarizes the composition of liquidity assets:

(in thousands except percentage data)	March 31, 2019	December 31, 2018	March 31, 2018
Federal funds sold and securities purchased under resale agreements	$25,000	$50,190	$25,000
Interest-bearing deposits	2,129,155	2,815,684	2,271,673
Total liquidity assets	$2,154,155	$2,865,874	$2,296,673

Total liquidity assets as a percent of:
Total loans held for investment	9.2%	12.7%	11.2%
Total earning assets	7.9%	10.5%	9.7%
Total deposits	10.4%	13.9%	12.2%
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

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Deposits from core customers	$16,962,888	$17,015,541	$16,881,988
Deposits from core customers as a percent of total deposits	82.1%	82.6%	90.0%
Relationship brokered deposits	$2,124,497	$2,027,850	$1,882,552
Relationship brokered deposits as a percent of average total deposits	10.3%	9.8%	10.0%
Traditional brokered deposits	$1,562,742	$1,562,722	$—
Traditional brokered deposits as a percent of total deposits	7.6%	7.6%	—%
Average deposits from core customers(1)	$17,446,848	$17,504,922	$17,530,644
Average deposits from core customers as a percent of average total deposits	82.8%	86.6%	90.2%
Average relationship brokered deposits(1)	$2,063,222	$1,890,824	$1,898,662
Average relationship brokered deposits as a percent of average total deposits	9.8%	9.4%	9.8%
Average traditional brokered deposits(1)	$1,562,702	$817,857	$—
Average traditional brokered deposits as a percent of average total deposits	7.4%	4.0%	—%
(1)    Annual averages presented for December 31, 2018.
We have access to sources of traditional brokered deposits that we estimate to be $4.5 billion. Based on our internal guidelines, we have chosen to limit our use of these sources to a lesser amount. We increased our use of traditional brokered deposits in 2018 in response to favorable rates available in that market relative to other available funding sources.

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

(in thousands)	March 31, 2019
Federal funds purchased	$886,426
Repurchase agreements	11,466
FHLB borrowings	3,600,000
Line of credit	—
Total short-term borrowings	$4,497,892
Maximum short-term borrowings outstanding at any month-end during 2019	4,497,892
The following table summarizes our other borrowing capacities net of balances outstanding. As of March 31, 2019, all are scheduled to mature within one year.

(in thousands)	March 31, 2019
FHLB borrowing capacity relating to loans	$4,801,456
FHLB borrowing capacity relating to securities	686
Total FHLB borrowing capacity(1)	$4,802,142
Unused Federal funds lines available from commercial banks	$513,000
Unused Federal Reserve borrowings capacity	$4,864,714
Unused revolving line of credit(2)	$130,000

(1)	FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and also certain pledged securities.

(2)
Unsecured revolving, non-amortizing line of credit with maturity date of December 17, 2019. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loans agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the three months ended March 31, 2019.

Our equity capital averaged $2.6 billion for the three months ended March 31, 2019 as compared to $2.3 billion for the same period in 2018. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
For additional information regarding our capital and stockholders' equity, see Note 9 - Regulatory Restrictions in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Commitments and Contractual Obligations
The following table presents, as of March 31, 2019, significant fixed and determinable contractual obligations to third parties by payment date. Amounts in the table do not include accrued or accruing interest. See Note 7 - Leases for details of contractual lease obligations.

(In thousands)	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Deposits without a stated maturity	$18,622,848	$—	$—	$—	$18,622,848
Time deposits	2,007,963	17,839	976	501	2,027,279
Federal funds purchased and customer repurchase agreements	897,892	—	—	—	897,892
FHLB borrowings	3,600,000	—	—	—	3,600,000
Subordinated notes	—	—	—	281,858	281,858
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total contractual obligations	$25,128,703	$17,839	$976	$395,765	$25,543,283
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
We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 - Operations and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in our the 2018 Form 10-K. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policy noted below could be deemed to meet the SEC’s definition of a critical accounting policy.
Allowance for Loan Losses
Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 310, Receivables, and ASC 450, Contingencies. The allowance for loan losses is established through a provision for credit losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the loan losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is comprised of general reserves and specific reserves assigned to certain impaired loans. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general reserve, the portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. See “Summary of Loan Loss Experience” above and Note 4 – Loans Held for Investment and Allowance for Loan Losses in the accompanying notes to the consolidated financial statements included elsewhere in this report for further discussion of the risk factors considered by management in establishing the allowance for loan losses.

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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of March 31, 2019, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
March 31, 2019

(in thousands)	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Interest-bearing deposits in other banks, federal funds sold and securities purchased under resale agreements	$2,154,155	$—	$—	$—	$2,154,155
Investment securities(1)	23,955	2,703	—	204,091	230,749
Total variable loans	21,882,788	33,942	19,060	404,524	22,340,314
Total fixed loans	362,094	1,533,370	460,730	668,182	3,024,376
Total loans(2)	22,244,882	1,567,312	479,790	1,072,706	25,364,690
Total interest sensitive assets	$24,422,992	$1,570,015	$479,790	$1,276,797	$27,749,594
Liabilities:
Interest-bearing customer deposits	$11,879,241	$—	$—	$—	$11,879,241
CDs & IRAs	162,075	283,146	17,839	1,477	464,537
Traditional brokered deposits	1,085,752	476,990	—	—	1,562,742
Total interest-bearing deposits	13,127,068	760,136	17,839	1,477	13,906,520
Repurchase agreements, Federal funds purchased, FHLB borrowings	4,497,892	—	—	—	4,497,892
Subordinated notes	—	—	—	281,858	281,858
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	4,497,892	—	—	395,264	4,893,156
Total interest sensitive liabilities	$17,624,960	$760,136	$17,839	$396,741	$18,799,676
GAP	$6,798,032	$809,879	$461,951	$880,056	$—
Cumulative GAP	$6,798,032	$7,607,911	$8,069,862	$8,949,918	$8,949,918

Demand deposits					6,743,607
Stockholders’ equity					2,581,942
Total					$9,325,549

(1)	Investment securities based on fair market value.

(2)	Total loans includes loans held for investments, stated at gross, and loans held for sale.

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
For modeling purposes, as of March 31, 2019, the “shock test” scenarios assume immediate, sustained 100 and 200 basis point increases in interest rates and a 100 basis point decrease in interest rates. As of March 31, 2018, the scenarios assumed sustained 100 and 200 basis point increases in interest rates. As short-term rates remained low through the first three months of 2018, we do not believe that analysis of an assumed decrease in interest rates would have provided meaningful results as of March 31, 2018.
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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	March 31, 2019			March 31, 2018
(in thousands)	100 bps Increase	200 bps Increase	100 bps Decrease	100 bps Increase	200 bps Increase
Change in net interest income	$102,923	$206,515	$(116,839)	$111,887	$224,491
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except the following:
During the three months ended March 31, 2019, we converted to a new loan servicing system to replace the existing platform that serviced our $17.1 billion loans held for investment portfolio, excluding mortgage finance loans. The new system was subject to various testing and review procedures before, during and after implementation. As a result of this implementation, we made changes to our processes and procedures which, in turn, resulted in changes to our internal control over financial reporting, including the implementation of additional controls.
PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is subject to various claims and legal actions that may arise in the ordinary course of conducting its business. Management does not expect the disposition of any of these matters to have a material adverse impact on the Company’s financial statements or results of operations.

ITEM 1A.	RISK FACTORS
There have been no material changes in the risk factors previously disclosed in the 2018 Form 10-K.

ITEM 6.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Exhibits

10.1	Form of 2019 Performance Award Agreement for Executive Officers Pursuant to the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan*+
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

**	Furnished herewith

+	Management contract or compensatory plan arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: April 18, 2019

/s/ Julie Anderson
Julie Anderson
Chief Financial Officer
(Duly authorized officer and principal financial officer)