Form 10-Q
period 2019-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2019-07-18
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2019

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from              to
Commission file number 001-34657
TEXAS CAPITAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2679109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2000 McKinney Avenue
Suite 700
Dallas	TX	USA	75201
(Address of principal executive offices)			(Zip Code)
(214) 932-6600
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TCBI	Nasdaq Stock Market
6.5% Non-Cumulative Perpetual Preferred Stock Series A, par value $0.01 per share	TCBIP	Nasdaq Stock Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒        ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
On July 17, 2019, the number of shares set forth below was outstanding with respect to each of the issuer's classes of common stock:
Common Stock, par value $0.01 per share 50,301,603

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended June 30, 2019

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands except share data)	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$163,675	$214,191
Interest-bearing deposits in other banks	3,446,902	2,815,684
Federal funds sold and securities purchased under resale agreements	34,000	50,190
Investment securities	240,851	120,216
Loans held for sale ($1,056.5 million at June 30, 2019 and $1,969.2 million at December 31, 2018, at fair value)	1,057,586	1,969,474
Loans held for investment, mortgage finance	7,415,363	5,877,524
Loans held for investment (net of unearned income)	16,924,535	16,690,550
Less: Allowance for loan losses	214,572	191,522
Loans held for investment, net	24,125,326	22,376,552
Mortgage servicing rights, net	47,785	42,474
Premises and equipment, net	28,197	23,802
Accrued interest receivable and other assets	807,728	626,614
Goodwill and intangible assets, net	18,334	18,570
Total assets	$29,970,384	$28,257,767
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$7,685,340	$7,317,161
Interest-bearing	15,313,737	13,288,952
Total deposits	22,999,077	20,606,113
Accrued interest payable	23,115	20,675
Other liabilities	277,152	194,238
Federal funds purchased and repurchase agreements	507,234	641,174
Other borrowings	3,100,000	3,900,000
Subordinated notes, net	281,948	281,767
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	27,301,932	25,757,373
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares—10,000,000
Issued shares—6,000,000 shares issued at June 30, 2019 and December 31, 2018	150,000	150,000
Common stock, $.01 par value:
Authorized shares—100,000,000
Issued shares— 50,297,969 and 50,201,127 at June 30, 2019 and December 31, 2018, respectively	503	502
Additional paid-in capital	972,219	967,890
Retained earnings	1,537,425	1,381,492
Treasury stock (shares at cost: 417 at June 30, 2019 and December 31, 2018)	(8)	(8)
Accumulated other comprehensive income, net of taxes	8,313	518
Total stockholders’ equity	2,668,452	2,500,394
Total liabilities and stockholders’ equity	$29,970,384	$28,257,767
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME -UNAUDITED

	Three months ended June 30,		Six months ended June 30,
(in thousands except per share data)	2019	2018	2019	2018
Interest income
Interest and fees on loans	$329,842	$279,447	$642,545	$523,311
Investment securities	2,260	193	3,720	399
Federal funds sold and securities purchased under resale agreements	157	745	536	1,790
Interest-bearing deposits in other banks	14,634	6,467	25,653	15,221
Total interest income	346,893	286,852	672,454	540,721
Interest expense
Deposits	72,529	39,607	141,583	71,309
Federal funds purchased	5,202	1,665	8,718	2,634
Other borrowings	20,124	8,484	31,978	14,164
Subordinated notes	4,191	4,191	8,382	8,382
Trust preferred subordinated debentures	1,294	1,193	2,626	2,220
Total interest expense	103,340	55,140	193,287	98,709
Net interest income	243,553	231,712	479,167	442,012
Provision for credit losses	27,000	27,000	47,000	39,000
Net interest income after provision for credit losses	216,553	204,712	432,167	403,012
Non-interest income
Service charges on deposit accounts	2,849	3,005	5,828	6,142
Wealth management and trust fee income	2,129	2,007	4,138	3,931
Brokered loan fees	7,336	5,815	12,402	10,983
Servicing income	3,126	4,967	5,860	10,459
Swap fees	601	1,352	1,632	2,914
Net gain/(loss) on sale of loans held for sale	(5,986)	(5,230)	(6,491)	(7,403)
Other	14,309	5,363	31,009	10,200
Total non-interest income	24,364	17,279	54,378	37,226
Non-interest expense
Salaries and employee benefits	76,889	72,404	154,712	144,941
Net occupancy expense	7,910	7,356	15,789	14,590
Marketing	14,087	10,236	25,795	18,913
Legal and professional	10,004	11,654	20,034	19,184
Communications and technology	11,022	7,143	20,220	13,776
FDIC insurance assessment	4,138	6,257	9,260	12,360
Servicing related expenses	6,066	4,367	11,448	8,172
Allowance and other carrying costs for other real estate owned	—	176	—	2,331
Other	11,445	12,538	24,681	24,824
Total non-interest expense	141,561	132,131	281,939	259,091
Income before income taxes	99,356	89,860	204,606	181,147
Income tax expense	21,387	18,424	43,798	37,766
Net income	77,969	71,436	160,808	143,381
Preferred stock dividends	2,437	2,437	4,875	4,875
Net income available to common stockholders	$75,532	$68,999	$155,933	$138,506
Other comprehensive income (loss)
Change in unrealized gain (loss) on available-for-sale debt securities arising during period, before tax	$9,921	$(104)	$9,868	$(167)
Income tax expense (benefit) related to unrealized loss on available-for-sale debt securities	2,083	(22)	2,073	(35)
Other comprehensive income (loss), net of tax	7,838	(82)	7,795	(132)
Comprehensive income	$85,807	$71,354	$168,603	$143,249
Basic earnings per common share	$1.50	$1.39	$3.10	$2.79
Diluted earnings per common share	$1.50	$1.38	$3.10	$2.76
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total
Balance at March 31, 2018	6,000,000	$150,000	49,670,191	$497	$962,553	$1,159,925	(417)	$(8)	$462	$2,273,429
Comprehensive income:
Net income	—	—	—	—	—	71,436	—	—	—	71,436
Change in unrealized gain on available-for-sale securities, net of taxes of $22	—	—	—	—	—	—	—	—	(82)	(82)
Total comprehensive income										71,354
Stock-based compensation expense recognized in earnings	—	—	—	—	2,134	—	—	—	—	2,134
Preferred stock dividend	—	—	—	—	—	(2,437)	—	—	—	(2,437)
Issuance of stock related to stock-based awards	—	—	44,642	—	(950)	—	—	—	—	(950)
Issuance of common stock related to warrants	—	—	436,648	5	(5)	—	—	—	—	—
Balance at June 30, 2018	6,000,000	$150,000	50,151,481	$502	$963,732	$1,228,924	(417)	$(8)	$380	$2,343,530

Balance at March 31, 2019	6,000,000	$150,000	50,264,028	$503	$969,079	$1,461,893	(417)	$(8)	$475	$2,581,942
Comprehensive income:
Net income	—	—	—	—	—	77,969	—	—	—	77,969
Change in unrealized gain on available-for-sale securities, net of taxes of $2,083	—	—	—	—	—	—	—	—	7,838	7,838
Total comprehensive income										85,807
Stock-based compensation expense recognized in earnings	—	—	—	—	3,119	—	—	—	—	3,119
Preferred stock dividend	—	—	—	—	—	(2,437)	—	—	—	(2,437)
Issuance of stock related to stock-based awards	—	—	33,941	—	21	—	—	—	—	21
Issuance of common stock related to warrants	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2019	6,000,000	$150,000	50,297,969	$503	$972,219	$1,537,425	(417)	$(8)	$8,313	$2,668,452
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED - CONTINUED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total
Balance at December 31, 2017 (audited)	6,000,000	$150,000	49,643,761	$496	$961,305	$1,090,500	(417)	$(8)	$428	$2,202,721
Impact of adoption of new accounting standards(1)						(82)			84	2
Comprehensive income:
Net income	—	—	—	—	—	143,381	—	—	—	143,381
Change in unrealized gain on available-for-sale securities, net of taxes of $35	—	—	—	—	—	—	—	—	(132)	(132)
Total comprehensive income										143,249
Stock-based compensation expense recognized in earnings	—	—	—	—	4,091	—	—	—	—	4,091
Preferred stock dividend	—	—	—	—	—	(4,875)	—	—	—	(4,875)
Issuance of stock related to stock-based awards	—	—	71,072	1	(1,659)	—	—	—	—	(1,658)
Issuance of common stock related to warrants	—	—	436,648	5	(5)	—	—	—	—	—
Balance at June 30, 2018	6,000,000	$150,000	50,151,481	$502	$963,732	$1,228,924	(417)	$(8)	$380	$2,343,530

Balance at December 31, 2018 (audited)	6,000,000	$150,000	50,201,127	$502	$967,890	$1,381,492	(417)	$(8)	$518	$2,500,394
Comprehensive income:
Net income	—	—	—	—	—	160,808	—	—	—	160,808
Change in unrealized gain on available-for-sale securities, net of taxes of $2,073	—	—	—	—	—	—	—	—	7,795	7,795
Total comprehensive income										168,603
Stock-based compensation expense recognized in earnings	—	—	—	—	5,542	—	—	—	—	5,542
Preferred stock dividend	—	—	—	—	—	(4,875)	—	—	—	(4,875)
Issuance of stock related to stock-based awards	—	—	88,074	1	(1,213)	—	—	—	—	(1,212)
Issuance of common stock related to warrants	—	—	8,768	—	—	—	—	—	—	—
Balance at June 30, 2019	6,000,000	$150,000	50,297,969	$503	$972,219	$1,537,425	(417)	$(8)	$8,313	$2,668,452

(1)
Represents the impact of adopting Accounting Standard Update ("ASU") 2018-02 and ASU 2016-01. See Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for more information.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six months ended June 30,
(in thousands)	2019	2018
Operating activities
Net income	$160,808	$143,381
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	47,000	39,000
Depreciation and amortization	15,938	16,214
Net (gain)/loss on sale of loans held for sale	6,491	7,403
Increase (decrease) in valuation allowance on mortgage servicing rights	5,772	(2,823)
Stock-based compensation expense	8,945	11,197
Purchases and originations of loans held for sale	(4,172,519)	(3,205,483)
Proceeds from sales and repayments of loans held for sale	5,045,744	2,908,777
Proceeds from sale of MSRs	—	22,439
Other real estate owned write-down	—	2,000
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(190,910)	(96,715)
Accrued interest payable and other liabilities	98,638	(14,289)
Net cash provided by/(used in) operating activities	1,025,907	(168,899)
Investing activities
Purchases of investment securities	(110,394)	(3,323)
Maturities and calls of investment securities	—	349
Principal payments received on investment securities	1,159	1,644
Originations of mortgage finance loans	(59,008,649)	(45,661,608)
Proceeds from pay-offs of mortgage finance loans	57,470,810	45,046,710
Net increase in loans held for investment, excluding mortgage finance loans	(258,579)	(1,213,641)
Purchase of premises and equipment, net	(8,758)	(5,212)
Proceeds from sale of other real estate owned, net	79	216
Net cash used in investing activities	(1,914,332)	(1,834,865)
Financing activities
Net increase in deposits	2,392,964	1,211,691
Costs from issuance of stock related to stock-based awards and warrants	(1,212)	(1,658)
Preferred dividends paid	(4,875)	(4,875)
Net increase/(decrease) in other borrowings	(800,000)	1,200,000
Net increase/(decrease) in Federal funds purchased and repurchase agreements	(133,940)	155,809
Net cash provided by financing activities	1,452,937	2,560,967
Net increase in cash and cash equivalents	564,512	557,203
Cash and cash equivalents at beginning of period	3,080,065	2,905,591
Cash and cash equivalents at end of period	$3,644,577	$3,462,794
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$190,847	$95,121
Cash paid during the period for income taxes	63,998	49,770
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

(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands except per share data)	2019	2018	2019	2018
Numerator:
Net income	$77,969	$71,436	$160,808	$143,381
Preferred stock dividends	2,437	2,437	4,875	4,875
Net income available to common stockholders	$75,532	$68,999	$155,933	$138,506
Denominator:
Denominator for basic earnings per share—weighted average shares	50,280,776	49,736,384	50,257,039	49,695,783
Effect of employee stock-based awards(1)	103,094	348,762	102,954	336,285
Effect of warrants to purchase common stock	—	10,869	—	112,884
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	50,383,870	50,096,015	50,359,993	50,144,952
Basic earnings per common share	$1.50	$1.39	$3.10	$2.79
Diluted earnings per common share	$1.50	$1.38	$3.10	$2.76

(1)
SARs and RSUs outstanding of 116,840 at June 30, 2019 and 4,000 at June 30, 2018 have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented.

(3) Investment Securities
Available-for-Sale Debt Securities
The following is a summary of available-for-sale debt securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2019
Available-for-sale debt securities:
Residential mortgage-backed securities	$5,853	$333	$—	$6,186
Tax-exempt asset-backed securities	187,390	13,949	—	201,339
Credit risk transfer securities	14,713	—	(3,760)	10,953
	$207,956	$14,282	$(3,760)	$218,478

December 31, 2018
Available-for-sale debt securities:
Residential mortgage-backed securities	$6,874	$368	$—	$7,242
Tax-exempt asset-backed securities	95,518	286	—	95,804
	$102,392	$654	$—	$103,046

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

The amortized cost and estimated fair value of available-for-sale debt securities are presented below by contractual maturity:

(in thousands, except percentage data)	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
June 30, 2019
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$—	$1,275	$—	$4,578	$5,853
Estimated fair value	—	1,367	—	4,819	6,186
Weighted average yield(3)	—%	5.54%	—%	4.69%	4.88%
Tax-exempt asset-backed securities:(1)
Amortized Cost	—	—	—	187,390	187,390
Estimated fair value	—	—	—	201,339	201,339
Weighted average yield(2)(3)	—%	—%	—%	4.20%	4.20%
CRT securities:
Amortized Cost	—	—	—	14,713	14,713
Estimated fair value	—	—	—	10,953	10,953
Weighted average yield(3)	—%	—%	—%	2.43%	2.43%
Total available-for-sale debt securities:
Amortized cost					$207,956
Estimated fair value					$218,478

December 31, 2018
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$3	$1,573	$—	$5,298	$6,874
Estimated fair value	4	1,668	—	5,570	7,242
Weighted average yield(3)	6.50%	5.54%	—%	4.53%	4.76%
Tax-exempt asset-backed securities:(1)
Amortized Cost	—	—	—	95,518	95,518
Estimated fair value	—	—	—	95,804	95,804
Weighted average yield(2)(3)	—%	—%	—%	4.25%	4.25%
Total available-for-sale debt securities:
Amortized cost					$102,392
Estimated fair value					$103,046

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 21% federal tax rate.

(3)	Yields are calculated based on amortized cost.
The following table discloses as of June 30, 2019 our available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

June 30, 2019	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
CRT securities	$10,953	$(3,760)	$—	$—	$10,953	$(3,760)
At June 30, 2019, the CRT securities were the only available-for-sale debt securities in an unrealized loss position. There were no available-for-sale debt securities in an unrealized loss position at December 31, 2018.

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
Based on the results of our periodic review of available-for-sale debt securities in an unrealized loss position at March 31, 2019, we recorded a $331,000 other-than-temporary credit-related impairment on the CRT securities, reducing the amortized cost of the securities. The loss was measured as the excess of the amortized costs basis of the security over the present value of cash flows expected to be collected and was recorded in other non-interest expense. Based on the results of our periodic review at June 30, 2019, no additional other-than-temporary credit-related impairment was recorded. These securities also have unrealized losses, which we do not believe are other-than-temporary. We have evaluated the near-term prospects of the investments in relation to the severity and duration of the unrealized losses and based on that evaluation have determined that we have the ability and intent to hold the investments until recovery of fair value.
Available-for-sale debt securities with carrying values of approximately $4.1 million and $1.4 million were pledged to secure certain customer repurchase agreements and deposits, respectively, at June 30, 2019. The comparative amounts at December 31, 2018 were $4.8 million and $1.7 million, respectively.
Equity Securities
Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan. At June 30, 2019 and December 31, 2018, we had $22.4 million and $17.2 million, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains/(losses) recognized on equity securities and included in other non-interest income in the consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Net gains/(losses) recognized during the period	$573	$108	$1,839	$(104)
Less: Realized net gains/(losses) recognized during the period on equity securities sold	6	162	(24)	162
Unrealized net gains/(losses) recognized during the period on equity securities still held	$567	$(54)	$1,863	$(266)

(4) Loans Held for Investment and Allowance for Loan Losses
Loans held for investment are summarized by portfolio segment as follows:

(in thousands)	June 30, 2019	December 31, 2018
Commercial	$10,571,571	$10,373,288
Mortgage finance(1)	7,415,363	5,877,524
Construction	2,640,526	2,120,966
Real estate	3,469,960	3,929,117
Consumer	60,315	63,438
Equipment leases	280,983	312,191
Gross loans held for investment	24,438,718	22,676,524
Deferred income (net of direct origination costs)	(98,820)	(108,450)
Allowance for loan losses	(214,572)	(191,522)
Total loans held for investment, net	$24,125,326	$22,376,552

(1)	Balances at June 30, 2019 and December 31, 2018 are stated net of $422.3 million and $193.0 million of participations sold, respectively.

Summary of Loan Loss Experience
The following tables summarize the credit risk profile of our loans held for investment by internally assigned grades and non-accrual status:

(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Total
June 30, 2019
Grade:
Pass	$10,099,540	$7,415,363	$2,607,593	$3,348,108	$60,204	$278,838	$23,809,646
Special mention	234,108	—	17,557	95,714	—	1,573	348,952
Substandard-accruing	134,677	—	15,376	15,411	—	572	166,036
Non-accrual	103,246	—	—	10,727	111	—	114,084
Total loans held for investment	$10,571,571	$7,415,363	$2,640,526	$3,469,960	$60,315	$280,983	$24,438,718

December 31, 2018
Grade:
Pass	$10,034,597	$5,877,524	$2,099,955	$3,850,811	$61,815	$309,775	$22,234,477
Special mention	120,531	—	21,011	47,644	—	2,223	191,409
Substandard-accruing	140,297	—	—	28,205	1,568	193	170,263
Non-accrual	77,863	—	—	2,457	55	—	80,375
Total loans held for investment	$10,373,288	$5,877,524	$2,120,966	$3,929,117	$63,438	$312,191	$22,676,524

The allowance for loan losses is comprised of general reserves and specific reserves for impaired loans based on our estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We believe the allowance at June 30, 2019 to be appropriate, given management's assessment of losses inherent in the portfolio as of the evaluation date, the growth in the loan and lease portfolio, current economic conditions in our market areas and other factors.

The following table details activity in the allowance for loan losses, as well as the recorded investment in loans held for investment, by portfolio segment and disaggregated on the basis of our impairment methodology. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Additional Qualitative Reserve	Total
Six months ended June 30, 2019
Allowance for loan losses:
Beginning balance	$129,442	$—	$19,242	$33,353	$425	$1,829	$7,231	$191,522
Provision for loan losses	51,954	2,316	7,019	(4,869)	(362)	(1,183)	(7,231)	47,644
Charge-offs	24,918	—	—	177	—	—	—	25,095
Recoveries	467	—	—	—	33	1	—	501
Net charge-offs (recoveries)	24,451	—	—	177	(33)	(1)	—	24,594
Ending balance	$156,945	$2,316	$26,261	$28,307	$96	$647	$—	$214,572
Period end allowance for loan losses allocated to:
Loans individually evaluated for impairment	$28,322	$—	$—	$51	$22	$—	$—	$28,395
Loans collectively evaluated for impairment	128,623	2,316	26,261	28,256	74	647	—	186,177
Total	$156,945	$2,316	$26,261	$28,307	$96	$647	$—	$214,572
Period end loans allocated to:
Loans individually evaluated for impairment	$103,246	$—	$—	$16,843	$111	$—	$—	$120,200
Loans collectively evaluated for impairment	10,468,325	7,415,363	2,640,526	3,453,117	60,204	280,983	—	24,318,518
Total	$10,571,571	$7,415,363	$2,640,526	$3,469,960	$60,315	$280,983	$—	$24,438,718
Six months ended June 30, 2018
Allowance for loan losses:
Beginning balance	$118,806	$—	$19,273	$34,287	$357	$3,542	$8,390	$184,655
Provision for loan losses	38,920	—	621	928	(205)	860	(3,511)	37,613
Charge-offs	43,972	—	—	—	—	—	—	43,972
Recoveries	680	—	—	32	68	20	—	800
Net charge-offs (recoveries)	43,292	—	—	(32)	(68)	(20)	—	43,172
Ending balance	$114,434	$—	$19,894	$35,247	$220	$4,422	$4,879	$179,096
Period end allowance for loan losses allocated to:
Loans individually evaluated for impairment	$11,772	$—	$—	$73	$11	$495	$—	$12,351
Loans collectively evaluated for impairment	102,662	—	19,894	35,174	209	3,927	4,879	166,745
Total	$114,434	$—	$19,894	$35,247	$220	$4,422	$4,879	$179,096
Period end loans allocated to:
Loans individually evaluated for impairment	$80,171	$—	$—	$2,543	$66	$1,100	$—	$83,880
Loans collectively evaluated for impairment	10,109,661	5,923,058	2,226,590	3,865,868	46,586	313,475	—	22,485,238
Total	$10,189,832	$5,923,058	$2,226,590	$3,868,411	$46,652	$314,575	$—	$22,569,118

During 2019, we refined our methodology for calculating the allowance for loan losses to improve the specificity of the risk weights and the risk-weighting process for each product type assigned to the loans in our held for investment portfolio. As a result of these refinements, management is better able to allocate inherent losses previously accounted for in the additional qualitative reserve component of our allowance for loan losses to specific product types and credit risk grades, thus eliminating the additional qualitative reserve component of our allowance for loan losses in 2019.  Additionally, this improved specificity and consideration of current mortgage market conditions resulted in the allocation of a portion of the company’s provision for loan losses to our mortgage finance loan portfolio for the first time in 2019.

The following tables detail our impaired loans held for investment by portfolio segment. In accordance with ASC 310, Receivables, we have also included all restructured and formerly restructured loans in our impaired loan totals.

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2019
With no related allowance recorded:
Commercial
Business loans	$14,246	$18,844	$—	$20,701	$—
Energy loans	7,595	7,595	—	9,853	—
Real estate
Market risk	8,331	8,331	—	1,389	—
Commercial	7,051	7,051	—	7,248	—
Secured by 1-4 family	1,228	1,228	—	1,230	—
Consumer	—	—	—	—	—
Equipment leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$38,451	$43,049	$—	$40,421	$—
With an allowance recorded:
Commercial
Business loans	$27,937	$31,004	$12,488	$22,186	$—
Energy loans	53,468	71,548	15,834	51,204	—
Real estate
Market risk	—	—	—	4,239	—
Commercial	—	—	—	—	—
Secured by 1-4 family	233	233	51	1,009	—
Consumer	111	111	22	63	—
Equipment leases	—	—	—	—	—
Total impaired loans with an allowance recorded	$81,749	$102,896	$28,395	$78,701	$—
Combined:
Commercial
Business loans	$42,183	$49,848	$12,488	$42,887	$—
Energy loans	61,063	79,143	15,834	61,057	—
Real estate
Market risk	8,331	8,331	—	5,628	—
Commercial	7,051	7,051	—	7,248	—
Secured by 1-4 family	1,461	1,461	51	2,239	—
Consumer	111	111	22	63	—
Equipment leases	—	—	—	—	—
Total impaired loans	$120,200	$145,945	$28,395	$119,122	$—

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
With no related allowance recorded:
Commercial
Business loans	$23,367	$55,008	$—	$16,426	$133
Energy loans	12,188	13,363	—	17,135	—
Real estate
Market risk	—	—	—	—	—
Commercial	7,388	7,388	—	3,215	—
Secured by 1-4 family	1,233	1,233	—	734	—
Consumer	—	—	—	—	—
Equipment leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$44,176	$76,992	$—	$37,510	$133
With an allowance recorded:
Commercial
Business loans	$17,529	$17,564	$4,679	$41,307	$—
Energy loans	25,344	28,105	3,573	25,672	—
Real estate
Market risk	—	—	—	49	—
Commercial	—	—	—	83	—
Secured by 1-4 family	236	236	48	188	—
Consumer	55	55	10	54	—
Equipment leases	—	—	—	275	—
Total impaired loans with an allowance recorded	$43,164	$45,960	$8,310	$67,628	$—
Combined:
Commercial
Business loans	$40,896	$72,572	$4,679	$57,733	$133
Energy loans	37,532	41,468	3,573	42,807	—
Real estate
Market risk	—	—	—	49	—
Commercial	7,388	7,388	—	3,298	—
Secured by 1-4 family	1,469	1,469	48	922	—
Consumer	55	55	10	54	—
Equipment leases	—	—	—	275	—
Total impaired loans	$87,340	$122,952	$8,310	$105,138	$133

Average impaired loans outstanding during the six months ended June 30, 2019 and 2018 totaled $119.1 million and $110.4 million, respectively. As of June 30, 2019 and December 31, 2018, none of our non-accrual loans were earning interest income on a cash basis.

The table below provides an age analysis of our loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days(1)	Total Past Due	Non-accrual	Current	Total
June 30, 2019
Commercial
Business loans	$13,811	$8,922	$11,600	$34,333	$42,183	$8,916,418	$8,992,934
Energy	—	9,383	460	9,843	61,063	1,507,731	1,578,637
Mortgage finance loans	—	—	—	—	—	7,415,363	7,415,363
Construction
Market risk	17,027	—	922	17,949	—	2,521,669	2,539,618
Commercial	—	—	—	—	—	73,630	73,630
Secured by 1-4 family	—	—	—	—	—	27,278	27,278
Real estate
Market risk	19,399	2,627	2,145	24,171	8,331	2,272,242	2,304,744
Commercial	16,187	477	—	16,664	935	785,000	802,599
Secured by 1-4 family	5,568	64	85	5,717	1,461	355,439	362,617
Consumer	701	—	—	701	111	59,503	60,315
Equipment leases	—	—	—	—	—	280,983	280,983
Total loans held for investment	$72,693	$21,473	$15,212	$109,378	$114,084	$24,215,256	$24,438,718

(1)
Loans past due 90 days and still accruing includes premium finance loans of $9.8 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

As of June 30, 2019 and December 31, 2018, we did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at June 30, 2019 and December 31, 2018, $32.0 million and $20.0 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates.
The following table details the recorded investment at June 30, 2019 and 2018 of loans that have been restructured during the six months ended June 30, 2019 and 2018 by type of modification:

	Extended Maturity		Adjusted Payment Schedule		Total
(in thousands, except number of contracts)	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End
Six months ended June 30, 2019
Commercial:
Business loans	1	$1,896	—	$—	1	$1,896
Energy loans	1	16,541	—	—	1	16,541
Total	2	$18,437	—	$—	2	$18,437

Six months ended June 30, 2018
Commercial:
Energy loans	—	$—	1	$1,370	1	$1,370
Total	—	$—	1	$1,370	1	$1,370

Restructured loans generally include terms to temporarily place the loan on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above loans. At June 30, 2019, all of the above loans restructured in 2019 are on non-accrual. The restructuring of the loans did not have a significant impact on our allowance for loan losses at June 30, 2019 or 2018. As of June 30, 2019 and 2018, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.

(5) OREO and Valuation Allowance for Losses on OREO
The table below presents a summary of the activity related to OREO:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Beginning balance	$—	$9,558	$79	$11,742
Sales	—	(32)	(79)	(216)
Valuation allowance for OREO	—	—	—	(2,000)
Ending balance	$—	$9,526	$—	$9,526

(6) Certain Transfers of Financial Assets
The table below presents a reconciliation of the changes in loans held for sale:

	Six Months Ended June 30,
(in thousands)	2019	2018
Outstanding balance(1):
Beginning balance	$1,949,785	$1,012,580
Loans purchased and originated	4,172,519	3,205,483
Payments and loans sold	(5,071,502)	(2,942,872)
Ending balance	1,050,802	1,275,191
Fair value adjustment:
Beginning balance	19,689	(1,576)
Increase/(decrease) to fair value	(12,905)	3,153
Ending balance	6,784	1,577
Loans held for sale at fair value	$1,057,586	$1,276,768

(1)
Includes $1.1 million and $299,000 of loans held for sale that are carried at lower of cost or market as of June 30, 2019 and December 31, 2018, respectively, as well as $1.3 million and $3.3 million as of June 30, 2018 and December 31, 2017, respectively.

No loans held for sale were on non-accrual as of June 30, 2019 or December 31, 2018. At June 30, 2019 and December 31, 2018, we had $11.7 million and $16.8 million, respectively, in loans held for sale that were 90 days or more past due. The $11.7 million in loans held for sale that were 90 days or more past due at June 30, 2019 included $9.7 million in loans guaranteed by U.S. government agencies that were purchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet. Interest on these past due loans accrues at the debenture rate guaranteed by the U.S. government. Also included in the $11.7 million were $1.5 million in loans that, pursuant to Ginnie Mae servicing guidelines, we have the unilateral right, but not the obligation, to repurchase if defined delinquent loan criteria are met, and therefore must record as held for sale on our balance sheet regardless of whether the repurchase option has been exercised. At December 31, 2018, $16.0 million of the $16.8 million in loans held for sale were loans guaranteed by U.S. government agencies that were purchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet.

From time to time we retain the right to service the loans sold through our MCA program, creating mortgage servicing rights ("MSRs") which are recorded as assets on our balance sheet. A summary of MSR activity is as follows:

	Six months ended June 30,
(in thousands)	2019	2018
MSRs:
Balance, beginning of year	$42,474	$88,150
Capitalized servicing rights	14,806	26,656
Amortization	(3,723)	(5,288)
Sales	—	(26,742)
Balance, end of period	$53,557	$82,776
Valuation allowance:
Balance, beginning of year	$—	$2,823
Increase (decrease) in valuation allowance	5,772	(2,823)
Balance, end of period	$5,772	$—
MSRs, net	$47,785	$82,776
MSRs, fair value	$47,845	$90,179

At June 30, 2019 and December 31, 2018, our servicing portfolio of residential mortgage loans had an outstanding principal balance of $5.1 billion and $3.9 billion, respectively.
In connection with the servicing of these loans, we hold deposits in the name of investors representing escrow funds for taxes and insurance, as well as collections in transit to the investors. These escrow funds are segregated and held in separate non-interest-bearing bank accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $69.2 million at June 30, 2019 and $37.9 million at December 31, 2018.
The estimated fair value of the MSR assets is obtained from an independent third party and reviewed by management on a quarterly basis. MSRs typically do not trade in an active, open market with readily observable prices; as such, the fair value of MSRs is determined using a discounted cash flow model to calculate the present value of the estimated future net servicing income. The assumptions utilized in the discounted cash flow model are based on market data for comparable assets, where available. Each quarter, management and the independent third party review the key assumptions used in the discounted cash flow model and make adjustments as necessary to estimate the fair value of the MSRs. At June 30, 2019, the estimated fair value of MSRs was adjusted as a result of the decline in mortgage interest rates experienced in the six months of 2019, which resulted in a $5.8 million impairment charge. There was no impairment charge at December 31, 2018. The following summarizes the assumptions used by management to determine the fair value of MSRs:

	June 30, 2019	December 31, 2018
Average discount rates	9.54%	9.55%
Expected prepayment speeds	13.15%	9.77%
Weighted-average life, in years	5.7	7.0

A sensitivity analysis of changes in the fair value of our MSR portfolio resulting from certain key assumptions is presented in the following table:

(in thousands)	June 30, 2019	December 31, 2018
50 bp adverse change in prepayment speed	$(6,294)	$(6,028)
100 bp adverse change in prepayment speed	(10,062)	(11,629)

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
In conjunction with the sale and securitization of loans held for sale, we may be exposed to liability resulting from recourse agreements and repurchase agreements. Our estimated repurchase, indemnification and make-whole obligation exposure totaled $1.1 million and $1.6 million at June 30, 2019 and December 31, 2018, respectively, and is recorded in other liabilities in the consolidated balance sheets. We incurred $1.0 million in losses due to make-whole obligations during the six months ended June 30, 2019 compared to $148,000 during the six months ended June 30, 2018.
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
Our leases relate primarily to office space and bank branches with remaining lease terms of generally 1 to 11 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of June 30, 2019, operating lease ROU assets and liabilities were $78.0 million and $87.7 million, respectively.
The table below summarizes our net lease cost:

(in thousands)	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$3,617	$7,133
Variable lease cost	1,234	2,137
Sublease income	(32)	(63)
Net lease cost	$4,819	$9,207
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,682	$7,463
ROU assets obtained in exchange for new finance lease liabilities	$19,409	$83,902
The table below summarizes other information related to our operating leases:

June 30, 2019
Weighted-average remaining lease term - operating leases, in years	7.0
Weighted-average discount rate - operating leases	2.83%

The table below summarizes the maturity of remaining lease liabilities:

(in thousands)	June 30, 2019
2019	$7,257
2020	15,765
2021	16,068
2022	15,240
2023	14,303
2024 and thereafter	28,827
Total lease payments	97,460
Less: Interest	(9,711)
Present value of lease liabilities	$87,749

(8) Financial Instruments with Off-Balance Sheet Risk

The table below presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments. This allowance is recorded in other liabilities on the consolidated balance sheet.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Beginning balance of allowance for off-balance sheet credit losses	$9,795	$9,623	$11,434	$9,071
Provision for off-balance sheet credit losses	995	835	(644)	1,387
Ending balance of allowance for off-balance sheet credit losses	$10,790	$10,458	$10,790	$10,458

(in thousands)			June 30, 2019	December 31, 2018
Commitments to extend credit - period end balance			$7,789,954	$8,030,198
Standby letters of credit - period end balance			$272,786	$236,537

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of June 30, 2019, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of June 30, 2019 and December 31, 2018. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material adverse effect on our financial condition and results of operations.
Because our Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

The table below summarizes our actual and required capital ratios under the Basel III Capital Rules:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2019
CET1
Company	$2,490,722	8.67%	N/A	N/A	$2,011,071	7.00%	N/A	N/A
Bank	2,507,673	8.74%	N/A	N/A	2,009,199	7.00%	1,865,685	6.50%
Total capital (to risk-weighted assets)
Company	3,255,515	11.33%	N/A	N/A	3,016,607	10.50%	N/A	N/A
Bank	3,113,802	10.85%	N/A	N/A	3,013,799	10.50%	2,870,284	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,748,206	9.57%	N/A	N/A	2,442,015	8.50%	N/A	N/A
Bank	2,665,157	9.29%	N/A	N/A	2,439,742	8.50%	2,296,227	8.00%
Tier 1 capital (to average assets)(1)
Company	2,748,206	9.23%	N/A	N/A	1,190,994	4.00%	N/A	N/A
Bank	2,665,157	8.95%	N/A	N/A	1,190,498	4.00%	1,488,122	5.00%
December 31, 2018
CET1
Company	$2,330,599	8.58%	$1,732,501	6.38%	$1,902,354	7.00%	N/A	N/A
Bank	2,340,988	8.62%	1,731,955	6.38%	1,901,755	7.00%	1,765,915	6.50%
Total capital (to risk-weighted assets)
Company	3,074,097	11.31%	2,683,679	9.88%	2,853,532	10.50%	N/A	N/A
Bank	2,925,872	10.77%	2,682,833	9.88%	2,852,632	10.50%	2,716,793	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,589,374	9.53%	2,140,149	7.88%	2,310,002	8.50%	N/A	N/A
Bank	2,499,763	9.20%	2,139,474	7.88%	2,309,274	8.50%	2,173,434	8.00%
Tier 1 capital (to average assets)(1)
Company	2,589,374	9.87%	1,049,694	4.00%	1,049,694	4.00%	N/A	N/A
Bank	2,499,763	9.53%	1,049,296	4.00%	1,049,296	4.00%	1,311,620	5.00%

(1)
The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, the Federal Reserve Board and the FDIC may require the Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.

Our mortgage finance loan volumes can increase significantly at month-end, causing a meaningful difference between ending balance and average balance for any period. At June 30, 2019, our mortgage finance loans were $7.4 billion compared to the average for the quarter ended June 30, 2019 of $7.0 billion. As CET1, Tier 1 and total capital ratios are calculated using quarter-end risk-weighted assets and our mortgage finance loans are 100% risk-weighted (excluding MCA mortgage loans held for sale, which receive lower risk weights), the period-end fluctuation in these balances can significantly impact our reported ratios. Due to the actual risk profile and liquidity of this asset class, we manage capital allocated to mortgage finance loans based on changing trends in average balances and do not believe that the period-end balance is representative of risk characteristics that would justify higher allocations. However, we monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels.
Dividends that may be paid by banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of our Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules further limit the amount of dividends that may be paid by our Bank. No dividends were declared or paid on our common stock during the six months ended June 30, 2019, or 2018.

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
The table below summarizes our stock-based compensation expense for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Stock-settled awards:
SARs	$—	$43	$6	$93
RSUs	3,110	2,078	5,517	3,974
Restricted stock	9	13	19	24
Cash-settled performance units	1,338	3,092	3,403	7,106
Total	$4,457	$5,226	$8,945	$11,197

(in thousands except period data)	June 30, 2019
Unrecognized compensation expense related to unvested stock-settled awards	$28,397
Weighted average period over which expense is expected to be recognized, in years	3.1

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

Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
June 30, 2019
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$6,186	$—
Tax-exempt asset-backed securities	—	—	201,339
CRT securities	—	—	10,953
Equity securities(1)(2)	15,268	7,105	—
Loans held for sale(3)	—	1,045,553	10,930
Loans held for investment(4)(6)	—	—	49,352
Derivative assets(7)	—	53,554	—
Derivative liabilities(7)	—	55,757	—
Non-qualified deferred compensation plan liabilities(8)	15,939	—	—

December 31, 2018
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$7,242	$—
Tax-exempt asset-backed securities	—	—	95,804
Equity securities(1)(2)	10,262	6,908	—
Loans held for sale(3)	—	1,952,760	16,415
Loans held for investment(4)(6)	—	—	29,885
OREO(5)(6)	—	—	79
Derivative assets(7)	—	21,806	—
Derivative liabilities(7)	—	41,375	—
Non-qualified deferred compensation plan liabilities(8)	10,148	—	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly, except for tax-exempt asset-backed securities and CRT securities which are measured quarterly.

(2)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.

(3)	Loans held for sale purchased through our MCA program are measured at fair value on a recurring basis, generally monthly.

(4)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(5)	OREO is transferred from loans to OREO at fair value less selling costs.

(6)	Loans held for investment and OREO are measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.

(7)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.

(8)
Non-qualified deferred compensation plan liabilities represent the fair value of the obligation to the employee, which generally corresponds to the fair value of the invested assets, and are measured at fair value on a recurring basis, generally monthly.

Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Realized/Unrealized Gains (Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three months ended June 30, 2019
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$191,844	$—	$(138)	$—	$9,633	$201,339
CRT securities	$10,637	$—	$—	$—	$316	$10,953
Loans held for sale(2)	$13,046	$—	$(2,532)	$132	$284	$10,930
Three months ended June 30, 2018
Loans held for sale(2)	$34,251	$1,437	$(7,988)	$161	$68	$27,929

Six months ended June 30, 2019
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$95,804	$92,010	$(138)	$—	$13,663	$201,339
CRT securities	$—	$15,044	$—	$(331)	$(3,760)	$10,953
Loans held for sale(2)	$16,415	$—	$(6,410)	$348	$577	$10,930
Six months ended June 30, 2018
Loans held for sale(2)	$—	$37,529	$(7,988)	$(1,680)	$68	$27,929

(1)	Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI. Realized gains/(losses) are recorded in other non-interest income.

(2)	Realized and unrealized gains/(losses) on loans held for sale are recorded in gain/(loss) on sale of loans held for sale.
Tax-exempt asset-backed securities
The fair value of tax-exempt asset-backed securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. At June 30, 2019, a discount rate of 3.17% and a weighted-average life of 8.2 years were utilized to determine the fair value of these securities, compared to 4.21% and 9.2 years, respectively, at December 31, 2018.
CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. At June 30, 2019, a discount rate of 6.60% and a weighted-average life of 8.9 years were utilized to determine the fair value of these securities.
Loans held for sale
The fair value of loans held for sale using Level 3 inputs include loans that cannot be sold through normal sale channels and thus require significant management judgment or estimation when determining the fair value. The fair value of such loans is generally based upon quoted prices of comparable loans with a liquidity discount applied. At June 30, 2019, the fair value of these loans was calculated using a weighted-average discounted price of 94.2% compared to 92.9% at December 31, 2018.
Loans held for investment
Certain impaired loans held for investment are reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. The $49.4 million fair value of loans held for investment at June 30, 2019 reported above includes impaired loans held for investment with a carrying value of $70.2 million that were reduced by specific valuation allowance allocations totaling $20.8 million based on collateral valuations utilizing Level 3 inputs. The $29.9 million fair value of loans held for investment at December 31, 2018 reported above includes impaired loans with a carrying value of $32.2 million that were reduced by specific valuation allowance allocations totaling $2.3 million based on collateral valuations utilizing Level 3 inputs. Fair values were based on third party appraisals, which are Level 3 inputs.

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
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	June 30, 2019		December 31, 2018
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$3,644,577	$3,644,577	$3,080,065	$3,080,065
Investment securities	15,268	15,268	10,262	10,262
Level 2 inputs:
Investment securities	13,291	13,291	14,150	14,150
Loans held for sale	1,045,553	1,045,553	1,953,059	1,953,059
Derivative assets	53,554	53,554	21,806	21,806
Level 3 inputs:
Investment securities	212,292	212,292	95,804	95,804
Loans held for sale	10,930	10,930	16,415	16,415
Loans held for investment, net	24,125,326	24,142,514	22,376,552	22,347,876
Financial liabilities:
Level 2 inputs:
Federal funds purchased	494,800	494,800	629,169	629,169
Customer repurchase agreements	12,434	12,434	12,005	12,005
Other borrowings	3,100,000	3,100,000	3,900,000	3,900,000
Subordinated notes	281,948	291,577	281,767	283,349
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liabilities	55,757	55,757	41,375	41,375
Level 3 inputs:
Deposits	22,999,077	23,002,688	20,606,113	20,608,494

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
(12) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table:

	June 30, 2019			December 31, 2018
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$1,610,948	$356	$50,511	$1,579,328	$7,978	$16,719
Commercial loan/lease interest rate caps	681,183	167	—	606,950	1,109	4
Foreign currency forward contracts	2,055	112	—	39,737	2,263	59
Customer counterparties:
Commercial loan/lease interest rate swaps	1,610,948	50,511	356	1,579,328	16,719	7,978
Commercial loan/lease interest rate caps	681,183	—	167	606,950	4	1,109
Foreign currency forward contracts	2,055	—	112	39,737	59	2,263
Economic hedging interest rate derivatives:
Loan purchase commitments	384,390	2,765	246	167,984	1,442	6
Forward sale commitments	1,343,628	—	4,722	1,928,527	—	21,005
Gross derivatives		53,911	56,114		29,574	49,143
Offsetting derivative assets/liabilities		(357)	(357)		(7,768)	(7,768)
Net derivatives included in the consolidated balance sheets		$53,554	$55,757		$21,806	$41,375

The weighted-average received and paid interest rates for interest rate swaps outstanding were as follows:

	June 30, 2019 Weighted-Average Interest Rate		December 31, 2018 Weighted-Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	4.06%	3.94%	4.24%	4.20%

The weighted-average strike rate for outstanding interest rate caps was 3.19% at June 30, 2019 and 3.20% at December 31, 2018.

Our credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Our credit exposure associated with these instruments, net of any collateral pledged, was approximately $53.3 million at June 30, 2019 and approximately $18.7 million at December 31, 2018. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values, as well as for changes in the value of forward sale commitments. At June 30, 2019, we had $61.4 million in cash collateral pledged for these derivatives, of which $55.5 million was included in interest-bearing deposits in other banks and $5.9 million was included in accrued interest receivable and other assets. At December 31, 2018, we had $25.3 million in cash collateral pledged for these derivatives, of which $11.2 million was included in interest-bearing deposits and $14.1 million was included in accrued interest receivable and other assets.
We also enter into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are either a participant or a lead bank. The risk participation agreements entered into by us as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. We are party to 12 risk participation agreements where we are a participant bank with a notional amount of $123.7 million at June 30, 2019, compared to 13 risk participation agreements having a notional amount of $149.1 million at December 31, 2018. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $1.8 million at June 30, 2019 and $1.5 million at December 31, 2018. The fair value of these exposures was insignificant to the consolidated financial statements at both June 30, 2019 and December 31, 2018. Risk participation agreements entered into by us as the lead bank provide credit protection to us should the borrower fail to perform on its interest rate derivative contract with us. We are party to 9 risk participation agreements where we are the lead bank having a notional amount of $136.2 million at June 30, 2019, compared to 9 agreements having a notional amount of $114.8 million at December 31, 2018.
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
ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13") requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. ASU 2016-13 will be effective for us on January 1, 2020. We continue to evaluate the impact adoption of ASU 2016-13 will have on our consolidated financial statements and disclosures, and while we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption could be significantly influenced by the composition, characteristics and quality of our loan portfolio as well as the prevailing economic conditions and forecasts as of the adoption date. As part of our evaluation process, we have established a steering committee and working group that includes individuals from various functional areas to implement this new accounting standard. Early implementation activities focused on data capture and portfolio segmentation. Continuing implementation activities include completion of a parallel run using first quarter 2019 data, and we expect to complete a second parallel run using second quarter 2019 data early in the third quarter. We expect validation of our reasonable and supportable forecast model and primary model/tool to be completed during the third quarter.

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
The following discussion and analysis presents the significant factors affecting our financial condition as of June 30, 2019 and December 31, 2018 and results of operations for the three and six month periods ended June 30, 2019 and June 30, 2018. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing elsewhere in this report.
Results of Operations
Summary of Performance
We reported net income of $78.0 million and net income available to common stockholders of $75.5 million, or $1.50 per diluted common share, for the second quarter of 2019 compared to net income of $71.4 million and net income available to common stockholders of $69.0 million, or $1.38 per diluted common share, for the second quarter of 2018. Return on average common equity (“ROE”) was 12.20% and return on average assets ("ROA") was 1.05% for the second quarter of 2019, compared to 12.72% and 1.16%, respectively, for the second quarter of 2018. The results for the quarter included modest compression in ROE and ROA driven by larger balances in total mortgage finance loans and liquidity assets.
Net income and net income available to common stockholders for the six months ended June 30, 2019 totaled $160.8 million and $155.9 million, respectively, or $3.10 per diluted common share, compared to net income and net income available to common stockholders of $143.4 million and $138.5 million, respectively, or $2.76 per diluted common share, for the same period in 2018. ROE was 12.88% and ROA was 1.15% for the six months ended June 30, 2019 compared to 13.05% and 1.19%, respectively, for the same period in 2018.
Details of the changes in the various components of net income are discussed below.

QUARTERLY FINANCIAL SUMMARIES – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates

	Three months ended June 30, 2019			Three months ended June 30, 2018
(in thousands except percentages)	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Investment securities – taxable	$38,887	$287	2.96%	$24,514	$193	3.15%
Investment securities – non-taxable(2)	192,115	2,498	5.21%	—	—	—%
Federal funds sold and securities purchased under resale agreements	28,436	157	2.22%	166,613	745	1.79%
Interest-bearing deposits in other banks	2,491,827	14,634	2.36%	1,498,474	6,467	1.73%
Loans held for sale	2,494,883	27,607	4.44%	1,516,047	17,026	4.50%
Loans held for investment, mortgage finance	7,032,963	63,523	3.62%	4,898,411	47,056	3.85%
Loans held for investment(1)(2)	16,781,733	239,829	5.73%	15,883,317	216,755	5.47%
Less reserve for loan losses	206,654	—	—	189,238	—	—
Loans held for investment, net	23,608,042	303,352	5.15%	20,592,490	263,811	5.14%
Total earning assets	28,854,190	348,535	4.84%	23,798,138	288,242	4.86%
Cash and other assets	940,793			808,099
Total assets	$29,794,983			$24,606,237
Liabilities and Stockholders’ Equity
Transaction deposits	$3,475,404	$18,037	2.08%	$2,889,834	$10,295	1.43%
Savings deposits	8,896,537	40,994	1.85%	7,784,937	25,454	1.31%
Time deposits	2,227,460	13,498	2.43%	979,735	3,858	1.58%
Total interest-bearing deposits	14,599,401	72,529	1.99%	11,654,506	39,607	1.36%
Other borrowings	4,018,231	25,326	2.53%	2,113,391	10,149	1.93%
Subordinated notes	281,889	4,191	5.96%	281,527	4,191	5.97%
Trust preferred subordinated debentures	113,406	1,294	4.58%	113,406	1,193	4.22%
Total interest-bearing liabilities	19,012,927	103,340	2.18%	14,162,830	55,140	1.56%
Demand deposits	7,929,266			8,017,578
Other liabilities	220,305			100,074
Stockholders’ equity	2,632,485			2,325,755
Total liabilities and stockholders’ equity	$29,794,983			$24,606,237
Net interest income(2)		$245,195			$233,102
Net interest margin			3.41%			3.93%
Net interest spread			2.66%			3.30%
Loan spread(3)			3.61%			4.18%

(1)	The loan averages include non-accrual loans and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

	Six months ended June 30, 2019			Six months ended June 30, 2018
(in thousands except percentages)	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Investment securities – taxable	$34,779	$561	3.25%	$24,186	$399	3.32%
Investment securities – non-taxable(2)	153,443	3,999	5.25%	—	—	—%
Federal funds sold and securities purchased under resale agreements	45,947	536	2.36%	213,865	1,790	1.69%
Interest-bearing deposits in other banks	2,159,314	25,653	2.40%	1,898,484	15,221	1.62%
Loans held for sale	2,309,621	52,910	4.62%	1,352,728	29,561	4.41%
Loans held for investment, mortgage finance	5,988,225	109,891	3.70%	4,500,414	84,418	3.78%
Loans held for investment(1)(2)	16,823,860	481,984	5.78%	15,655,585	412,088	5.31%
Less reserve for loan losses	199,428	—	—	186,752	—	—
Loans held for investment, net	22,612,657	591,875	5.28%	19,969,247	496,506	5.01%
Total earning assets	27,315,761	675,534	4.99%	23,458,510	543,477	4.67%
Cash and other assets	917,923			802,831
Total assets	$28,233,684			$24,261,341
Liabilities and Stockholders’ Equity
Transaction deposits	$3,370,274	$34,038	2.04%	$2,841,662	$18,946	1.34%
Savings deposits	8,824,270	82,667	1.89%	7,883,051	47,412	1.21%
Time deposits	2,119,567	24,878	2.37%	744,363	4,951	1.34%
Total interest-bearing deposits	14,314,111	141,583	1.99%	11,469,076	71,309	1.25%
Other borrowings	3,219,679	40,696	2.55%	1,918,734	16,798	1.77%
Subordinated notes	281,844	8,382	6.00%	281,482	8,382	6.00%
Trust preferred subordinated debentures	113,406	2,626	4.67%	113,406	2,220	3.95%
Total interest-bearing liabilities	17,929,040	193,287	2.17%	13,782,698	98,709	1.44%
Demand deposits	7,490,630			8,082,290
Other liabilities	221,717			105,356
Stockholders’ equity	2,592,297			2,290,997
Total liabilities and stockholders’ equity	$28,233,684			$24,261,341
Net interest income(2)		$482,247			$444,768
Net interest margin			3.56%			3.82%
Net interest spread			2.82%			3.23%
Loan spread(3)			3.75%			4.15%

(1)	The loan averages include non-accrual loans and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

Volume/Rate Analysis
The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to differences in the average interest rate on those assets and liabilities.

	Three months ended June 30, 2019/2018			Six months ended June 30, 2019/2018
	Net Change	Change due to(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income:
Investment securities	$2,592	$1,622	$970	$4,161	$2,667	$1,494
Loans held for sale	10,581	10,982	(401)	23,349	20,846	2,503
Loans held for investment, mortgage finance loans	16,467	20,489	(4,022)	25,473	28,097	(2,624)
Loans held for investment	23,074	12,252	10,822	69,896	30,517	39,379
Federal funds sold and securities purchased under resale agreements	(588)	(617)	29	(1,254)	(1,408)	154
Interest-bearing deposits in other banks	8,167	4,284	3,883	10,432	2,462	7,970
Total	60,293	49,012	11,281	132,057	83,181	48,876
Interest expense:
Transaction deposits	7,742	2,088	5,654	15,092	3,551	11,541
Savings deposits	15,540	3,631	11,909	35,255	5,755	29,500
Time deposits	9,640	4,915	4,725	19,927	8,179	11,748
Other borrowings	15,177	9,166	6,011	23,898	11,838	12,060
Long-term debt	101	5	96	406	10	396
Total	48,200	19,805	28,395	94,578	29,333	65,245
Net interest income	$12,093	$29,207	$(17,114)	$37,479	$53,848	$(16,369)

(1)	Yield/rate and volume variances are allocated to yield/rate.

(2)	Taxable equivalent rates used where applicable assuming a 21% tax rate.
Net Interest Income
Net interest income was $243.6 million for the three months ended June 30, 2019 compared to $231.7 million for the same period in 2018. The increase was primarily due to an increase in average earning assets of $5.1 billion, partially offset by an increase in average interest-bearing liabilities of $4.9 billion and the effect of increasing funding costs. The increase in average earning assets included a $978.8 million increase in average loans held for sale, a $3.0 billion increase in average total loans held for investment and an $855.2 million increase in average liquidity assets. The increase in average interest-bearing liabilities included a $2.9 billion increase in average interest-bearing deposits and a $1.9 billion increase in average other borrowings. Net interest margin for the three months ended June 30, 2019 was 3.41% compared to 3.93% for 2018. The decrease was primarily due to the effect of increases in interest rates on funding costs outpacing the increase in loan yields.
The yield on total loans held for investment increased to 5.15% for the three months ended June 30, 2019 compared to 5.14% for the same period in 2018, and the yield on earning assets decreased to 4.84% for the three months ended June 30, 2019 compared to 4.86% for the same period in 2018. The average cost of total deposits and borrowed funds increased to 1.48% for the second quarter of 2019 from 0.92% for the second quarter of 2018. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.36% for the second quarter of 2019 compared to 3.94% for the second quarter of 2018. The decrease was primarily a result of the increase in the cost of interest-bearing liabilities outpacing the growth in loan yields. Total funding costs, including all deposits, long-term debt and stockholders' equity increased to 1.40% for the first quarter of 2019 compared to 0.90% for 2018.

Net interest income was $479.2 million for the six months ended June 30, 2019 compared to $442.0 million for the same period in 2018. The increase was primarily due to an increase in average earning assets of $3.9 billion and the effect of increases in interest rates on loan yields, partially offset by an increase in average interest-bearing liabilities of $4.1 billion and the effect of increasing funding costs. The increase in average earning assets included a $956.9 million increase in average loans held for sale, a $2.6 billion increase in average total loans held for investment and a $92.9 million increase in average liquidity assets. The increase in average interest-bearing liabilities included a $2.8 billion increase in average interest-bearing deposits and a $1.3 billion increase in average other borrowings. Average demand deposits for the six months ended June 30, 2019 decreased to $7.5 billion from $8.1 billion for the same period in 2018 as a result of the rising interest rate environment and the shift to interest-bearing deposits. Net interest margin for the six months ended June 30, 2019 was 3.56% compared to 3.82% for 2018. The decrease was primarily due to the effect of increases in interest rates on funding costs outpacing the increase in loan yields.
The yield on total loans held for investment increased to 5.28% for the six months ended June 30, 2019 compared to 5.01% for the prior year period and the yield on earning assets increased to 4.99% for the six months ended June 30, 2019 compared to 4.67% for the same period in 2018. The average cost of total deposits and borrowed funds increased to 1.47% for the six months ended June 30, 2019 from 0.83% for the same period in 2018. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.52% for 2019 compared to 3.84% for 2018. The decrease was primarily a result of the increase in the cost of interest-bearing liabilities outpacing the growth in loan yields. Total funding costs, including all deposits, long-term debt and stockholders' equity increased to 1.39% for the six months ended June 30, 2019 compared to 0.82% for the same period in 2018.
Non-interest Income

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Service charges on deposit accounts	$2,849	$3,005	$5,828	$6,142
Wealth management and trust fee income	2,129	2,007	4,138	3,931
Brokered loan fees	7,336	5,815	12,402	10,983
Servicing income	3,126	4,967	5,860	10,459
Swap fees	601	1,352	1,632	2,914
Net gain/(Loss) on sale of loans held for sale	(5,986)	(5,230)	(6,491)	(7,403)
Other(1)	14,309	5,363	31,009	10,200
Total non-interest income	$24,364	$17,279	$54,378	$37,226

(1)	Other non-interest income includes such items as letter of credit fees, bank owned life insurance ("BOLI") income, dividends on FHLB and FRB stock and other general operating income.
Non-interest income increased by $7.1 million during the three months ended June 30, 2019 to $24.4 million, compared to $17.3 million for the same period in 2018. This increase was primarily due to an $8.9 million increase in other non-interest income, primarily due to a $6.5 million final settlement of legal claims during the three months ended June 30, 2019, and a $1.5 million increase in brokered loan fees, partially offset by a $1.8 million decrease in servicing income attributable to a decrease in MSRs.
Non-interest income increased by $17.2 million during the six months ended June 30, 2019 to $54.4 million, compared to $37.2 million for the same period in 2018. This increase was primarily due to a $20.8 million increase in other non-interest income, which included the settlement of $15.0 million in legal claims during the six months ended June 30, 2019, and a $1.4 million increase in brokered loan fees, partially offset by a $4.6 million decrease in servicing income attributable to a decrease in MSRs and a $1.3 million decrease in swap fees. These fees are related to customer swap transactions, are received from the institution that is our counterparty on the transaction and fluctuate from time to time based on the number and volume of transactions closed during the year.
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

Non-interest Expense

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Salaries and employee benefits	$76,889	$72,404	$154,712	$144,941
Net occupancy expense	7,910	7,356	15,789	14,590
Marketing	14,087	10,236	25,795	18,913
Legal and professional	10,004	11,654	20,034	19,184
Communications and technology	11,022	7,143	20,220	13,776
FDIC insurance assessment	4,138	6,257	9,260	12,360
Servicing related expenses	6,066	4,367	11,448	8,172
Allowance and other carrying costs for OREO	—	176	—	2,331
Other(1)	11,445	12,538	24,681	24,824
Total non-interest expense	$141,561	$132,131	$281,939	$259,091

(1)	Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, insurance expenses and other general operating expenses.
Non-interest expense for the three months ended June 30, 2019 increased $9.4 million compared to the same period in 2018. The increase is primarily due to increases in salaries and employee benefits, marketing and communications and technology expenses, all of which were due to general business growth and continued build-out, as well as an increase in servicing related expenses, partially offset by decreases in legal and professional expense, FDIC insurance assessment and other non-interest expense.
Non-interest expense for the six months ended June 30, 2019 increased $22.8 million compared to 2018. The increase is primarily due to increases in salaries and employee benefits, net occupancy expense, marketing and communication and technology expenses, all of which were due to general business growth and continued build-out, as well as an increase in servicing related expenses, partially offset by decreases in FDIC insurance assessment and allowance and other carrying costs for OREO expenses.
Analysis of Financial Condition
Loans Held for Investment
The following table summarizes our loans held for investment on a gross basis by portfolio segment:

	June 30, 2019	December 31, 2018
(in thousands)
Commercial	$10,571,571	$10,373,288
Mortgage finance	7,415,363	5,877,524
Construction	2,640,526	2,120,966
Real estate	3,469,960	3,929,117
Consumer	60,315	63,438
Equipment leases	280,983	312,191
Gross loans held for investment	$24,438,718	$22,676,524
Deferred income (net of direct origination costs)	(98,820)	$(108,450)
Allowance for loan losses	(214,572)	$(191,522)
Total loans held for investment, net	$24,125,326	$22,376,552
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
We originate a substantial majority of all loans held for investment, excluding mortgage finance loans. We also participate in syndicated loan relationships, both as a participant and as an agent. As of June 30, 2019, we had $2.4 billion in syndicated loans, $605.0 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of June 30, 2019, $8.8 million of our syndicated loans were on non-accrual.
Portfolio Geographic and Industry Concentrations
Although more than 50% of our total loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas, our Texas concentration remains significant. As of June 30, 2019, a majority of our loans held for investment, excluding mortgage finance loans and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. We also make loans to these customers that are secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for loan losses.
Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-performing assets by type and by type of property securing the credit:

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Non-accrual loans(1)
Commercial
Oil and gas properties	$61,063	$37,532	$33,612
Assets of the borrowers	18,501	16,538	18,973
Inventory	18,356	21,300	24,829
Other	5,326	2,493	2,172
Total commercial	103,246	77,863	79,586
Real estate
Commercial property	935	988	1,042
Single family residences	1,461	1,469	1,501
Hotel/motel	8,331	—	—
Total real estate	10,727	2,457	2,543
Consumer	111	55	66
Equipment leases	—	—	1,100
Total non-accrual loans	114,084	80,375	83,295
OREO(2)	—	79	9,526
Total non-performing assets	$114,084	$80,454	$92,821
Restructured loans - accruing	$—	$—	$—
Loans held for investment past due 90 days and accruing(3)	$15,212	$9,353	$7,357
Loans held for sale past due 90 days and accruing(4)	$11,665	$16,829	$27,858

(1)	As of June 30, 2019, December 31, 2018 and June 30, 2018, non-accrual loans included $32.0 million, $20.0 million and $9.0 million, respectively, in loans that met the criteria for restructured.

(2)	At December 31, 2018, there was no valuation allowance recorded against the OREO balance compared to $2.0 million at June 30, 2018.

(3)	At June 30, 2019, December 31, 2018 and June 30, 2018, loans past due 90 days and still accruing includes premium finance loans of $9.8 million, $9.2 million and $6.0 million, respectively.

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

We monitor these loans closely and review their performance on a regular basis. At June 30, 2019, we had $44.9 million in loans of this type, compared to $81.7 million at December 31, 2018 and $27.4 million at June 30, 2018.
Summary of Loan Loss Experience
The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of inherent losses in the loan portfolio at the balance sheet date. We recorded a provision for credit losses of $27.0 million during each of the second quarter of 2019 and second quarter of 2018.
The table below presents a summary of our loan loss experience:

Six months ended June 30, 2019	Year ended December 31 2018	Six months ended June 30, 2018
(in thousands except percentage and multiple data)
Allowance for loan losses:
Beginning balance	$191,522	$184,655	$184,655
Loans charged-off:
Commercial	24,918	79,692	43,972
Construction	—	—	—
Real estate	177	—	—
Consumer	—	767	—
Equipment leases	—	319	—
Total charge-offs	25,095	80,778	43,972
Recoveries:
Commercial	467	2,468	680
Construction	—	—	—
Real estate	—	69	32
Consumer	33	438	68
Equipment leases	1	33	20
Total recoveries	501	3,008	800
Net charge-offs	24,594	77,770	43,172
Provision for loan losses	47,644	84,637	37,613
Ending balance	$214,572	$191,522	$179,096
Allowance for off-balance sheet credit losses:
Beginning balance	$11,434	$9,071	$9,071
Provision for off-balance sheet credit losses	(644)	2,363	1,387
Ending balance	$10,790	$11,434	$10,458
Total allowance for credit losses	$225,362	$202,956	$189,554
Total provision for credit losses	$47,000	$87,000	$39,000
Allowance for loan losses to LHI	0.88%	0.85%	0.80%
Net charge-offs to average LHI	0.22%	0.37%	0.43%
Total provision for credit losses to average LHI	0.42%	0.42%	0.39%
Recoveries to total charge-offs	2.00%	3.72%	1.82%
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.13%	0.14%	0.14%
Combined allowance for credit losses to LHI	0.93%	0.90%	0.84%
Allowance as a multiple of non-performing loans	1.9	x	2.4	x	2.2	x
The allowance for credit losses, including the allowance for losses on unfunded commitments reported on the consolidated balance sheets in other liabilities, totaled $225.4 million at June 30, 2019, $203.0 million at December 31, 2018 and $189.6 million at June 30, 2018. The combined allowance as a percentage of loans held for investment increased to 0.93% at June 30, 2019 from 0.84% at June 30, 2018 and 0.90% at December 31, 2018. The upward trend in the combined allowance as a percentage of loans held for investment for the first six months of 2019 compared to the first six months of 2018 is due primarily to an increase in total criticized loans.

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
Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, repurchase investment securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), which take into account the demonstrated marketability of our assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2018 and the six months ended June 30, 2019, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from Federal funds purchased and FHLB borrowings, which are generally used to fund mortgage finance assets. We also rely on the availability of the mortgage secondary market provided by Ginnie Mae and the GSEs to support the liquidity of our mortgage finance assets.
In accordance with our liquidity strategy, deposit growth and increases in borrowing capacity related to our mortgage finance loans have resulted in accumulating liquidity assets in recent periods. The following table summarizes the composition of liquidity assets:

(in thousands except percentage data)	June 30, 2019	December 31, 2018	June 30, 2018
Federal funds sold and securities purchased under resale agreements	$34,000	$50,190	$39,000
Interest-bearing deposits	3,446,902	2,815,684	3,249,107
Total liquidity assets	$3,480,902	$2,865,874	$3,288,107
Total liquidity assets as a percent of:
Total loans held for investment	14.3%	12.7%	14.6%
Total earning assets	12.0%	10.5%	12.2%
Total deposits	15.1%	13.9%	16.2%
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

We also have access to incremental deposits through brokered retail certificates of deposit, or CDs. These traditional brokered deposits are generally of short maturities, less than 12 months, and are used to fund temporary differences in the growth in loan balances, including growth in loans held for sale or other specific categories of loans as compared to customer deposits. The following table summarizes our period-end and average year-to-date core customer deposits, relationship brokered deposits and traditional brokered deposits:

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Deposits from core customers	$18,637,303	$17,015,541	$17,404,347
Deposits from core customers as a percent of total deposits	81.0%	82.6%	85.6%
Relationship brokered deposits	$2,264,770	$2,027,850	$1,902,328
Relationship brokered deposits as a percent of average total deposits	9.9%	9.8%	9.3%
Traditional brokered deposits	$2,097,004	$1,562,722	$1,028,196
Traditional brokered deposits as a percent of total deposits	9.1%	7.6%	5.1%
Average deposits from core customers(1)	$18,053,921	$17,504,922	$17,406,114
Average deposits from core customers as a percent of average total deposits	82.8%	86.6%	89.0%
Average relationship brokered deposits(1)	$2,099,719	$1,890,824	$1,891,633
Average relationship brokered deposits as a percent of average total deposits	9.6%	9.4%	9.7%
Average traditional brokered deposits(1)	$1,651,101	$817,857	$253,619
Average traditional brokered deposits as a percent of average total deposits	7.6%	4.0%	1.3%
(1)    Annual averages presented for December 31, 2018.
We have access to sources of traditional brokered deposits that we estimate to be $5.3 billion. Based on our internal guidelines, we have chosen to limit our use of these sources to a lesser amount. We increased our use of traditional brokered deposits in 2018 in response to favorable rates available in that market relative to other available funding sources.

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

(in thousands)	June 30, 2019
Federal funds purchased	$494,800
Repurchase agreements	12,434
FHLB borrowings	3,100,000
Line of credit	—
Total short-term borrowings	$3,607,234
Maximum short-term borrowings outstanding at any month-end during 2019	5,816,421
The following table summarizes our other borrowing capacities net of balances outstanding. As of June 30, 2019, all are scheduled to mature within one year.

(in thousands)	June 30, 2019
FHLB borrowing capacity relating to loans	$6,027,759
FHLB borrowing capacity relating to securities	635
Total FHLB borrowing capacity(1)	$6,028,394
Unused Federal funds lines available from commercial banks	$873,000
Unused Federal Reserve borrowings capacity	$4,500,021
Unused revolving line of credit(2)	$130,000

(1)	FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and also certain pledged securities.

(2)
Unsecured revolving, non-amortizing line of credit with maturity date of December 17, 2019. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the six months ended June 30, 2019.

Our equity capital averaged $2.6 billion for the three months ended June 30, 2019 as compared to $2.3 billion for the same period in 2018. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
For additional information regarding our capital and stockholders' equity, see Note 9 - Regulatory Restrictions in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Commitments and Contractual Obligations
The following table presents, as of June 30, 2019, significant fixed and determinable contractual obligations to third parties by payment date. Amounts in the table do not include accrued or accruing interest. See Note 7 - Leases for details of contractual lease obligations.

(In thousands)	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Deposits without a stated maturity	$20,375,560	$—	$—	$—	$20,375,560
Time deposits	2,586,778	35,422	1,267	50	2,623,517
Federal funds purchased and customer repurchase agreements	507,234	—	—	—	507,234
FHLB borrowings	3,100,000	—	—	—	3,100,000
Subordinated notes	—	—	—	281,948	281,948
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total contractual obligations	$26,569,572	$35,422	$1,267	$395,404	$27,001,665
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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of June 30, 2019, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
June 30, 2019

(in thousands)	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Interest-bearing deposits in other banks, federal funds sold and securities purchased under resale agreements	$3,480,902	$—	$—	$—	$3,480,902
Investment securities(1)	23,045	4,055	—	213,751	240,851
Total variable loans	22,039,677	4,020	22,446	401,835	22,467,978
Total fixed loans	361,543	1,484,855	287,479	894,449	3,028,326
Total loans(2)	22,401,220	1,488,875	309,925	1,296,284	25,496,304
Total interest sensitive assets	$25,905,167	$1,492,930	$309,925	$1,510,035	$29,218,057
Liabilities:
Interest-bearing customer deposits	$12,690,220	$—	$—	$—	$12,690,220
CDs & IRAs	489,774	35,422	1,267	50	526,513
Traditional brokered deposits	2,097,004	—	—	—	2,097,004
Total interest-bearing deposits	15,276,998	35,422	1,267	50	15,313,737
Repurchase agreements, Federal funds purchased, FHLB borrowings	3,607,234	—	—	—	3,607,234
Subordinated notes	—	—	—	281,948	281,948
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	3,607,234	—	—	395,354	4,002,588
Total interest sensitive liabilities	$18,884,232	$35,422	$1,267	$395,404	$19,316,325
GAP	$7,020,935	$1,457,508	$308,658	$1,114,631	$—
Cumulative GAP	$7,020,935	$8,478,443	$8,787,101	$9,901,732	$9,901,732

Demand deposits					7,685,340
Stockholders’ equity					2,668,452
Total					$10,353,792

(1)	Investment securities based on fair market value.

(2)	Total loans includes loans held for investments, stated at gross, and loans held for sale.

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
For modeling purposes, the “shock test” scenarios assume immediate, sustained 100 and 200 basis point increases in interest rates and a 100 basis point decrease in interest rates.
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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	June 30, 2019			June 30, 2018
(in thousands)	100 bps Increase	200 bps Increase	100 bps Decrease	100 bps Increase	200 bps Increase	100 bps Decrease
Change in net interest income	$101,238	$202,841	$(114,060)	$111,535	$223,557	$(121,095)
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

ITEM 1A.	RISK FACTORS
There have been no material changes in the risk factors previously disclosed in the 2018 Form 10-K.

ITEM 6.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: July 18, 2019

/s/ Julie Anderson
Julie Anderson
Chief Financial Officer
(Duly authorized officer and principal financial officer)