Form 10-Q
period 2019-09-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2019-10-17
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2019

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
On October 16, 2019, the number of shares set forth below was outstanding with respect to each of the issuer's classes of common stock:
Common Stock, par value $0.01 per share 50,320,553

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended September 30, 2019

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands except share data)	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$216,085	$214,191
Interest-bearing deposits in other banks	4,968,185	2,815,684
Federal funds sold and securities purchased under resale agreements	25,000	50,190
Investment securities	238,022	120,216
Loans held for sale ($2,667.2 million at September 30, 2019 and $1,969.2 million at December 31, 2018, at fair value)	2,674,225	1,969,474
Loans held for investment, mortgage finance	7,951,432	5,877,524
Loans held for investment (net of unearned income)	16,772,824	16,690,550
Less: Allowance for loan losses	190,138	191,522
Loans held for investment, net	24,534,118	22,376,552
Mortgage servicing rights, net	49,125	42,474
Premises and equipment, net	32,667	23,802
Accrued interest receivable and other assets	770,793	626,614
Goodwill and intangible assets, net	18,217	18,570
Total assets	$33,526,437	$28,257,767
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$10,289,572	$7,317,161
Interest-bearing	17,123,731	13,288,952
Total deposits	27,413,303	20,606,113
Accrued interest payable	34,336	20,675
Other liabilities	285,954	194,238
Federal funds purchased and repurchase agreements	139,967	641,174
Other borrowings	2,500,000	3,900,000
Subordinated notes, net	282,038	281,767
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	30,769,004	25,757,373
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares—10,000,000
Issued shares—6,000,000 shares issued at September 30, 2019 and December 31, 2018	150,000	150,000
Common stock, $.01 par value:
Authorized shares—100,000,000
Issued shares— 50,318,071 and 50,201,127 at September 30, 2019 and December 31, 2018, respectively	503	502
Additional paid-in capital	974,799	967,890
Retained earnings	1,623,128	1,381,492
Treasury stock (shares at cost: 417 at September 30, 2019 and December 31, 2018)	(8)	(8)
Accumulated other comprehensive income, net of taxes	9,011	518
Total stockholders’ equity	2,757,433	2,500,394
Total liabilities and stockholders’ equity	$33,526,437	$28,257,767
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME -UNAUDITED

	Three months ended September 30,		Nine months ended September 30,
(in thousands except per share data)	2019	2018	2019	2018
Interest income
Interest and fees on loans	$329,344	$291,189	$971,889	$814,500
Investment securities	2,316	1,161	6,036	1,560
Federal funds sold and securities purchased under resale agreements	554	1,018	1,090	2,808
Interest-bearing deposits in other banks	22,887	8,386	48,540	23,607
Total interest income	355,101	301,754	1,027,555	842,475
Interest expense
Deposits	80,967	52,034	222,550	123,343
Federal funds purchased	1,835	1,800	10,553	4,434
Other borrowings	14,703	10,317	46,681	24,481
Subordinated notes	4,191	4,191	12,573	12,573
Trust preferred subordinated debentures	1,237	1,237	3,863	3,457
Total interest expense	102,933	69,579	296,220	168,288
Net interest income	252,168	232,175	731,335	674,187
Provision for credit losses	11,000	13,000	58,000	52,000
Net interest income after provision for credit losses	241,168	219,175	673,335	622,187
Non-interest income
Service charges on deposit accounts	2,707	3,477	8,535	9,619
Wealth management and trust fee income	2,330	2,065	6,468	5,996
Brokered loan fees	8,691	6,141	21,093	17,124
Servicing income	3,549	4,987	9,409	15,446
Swap fees	1,196	1,355	2,828	4,269
Net gain/(loss) on sale of loans held for sale	(6,011)	(444)	(12,502)	(7,847)
Other	7,839	7,937	38,848	18,137
Total non-interest income	20,301	25,518	74,679	62,744
Non-interest expense
Salaries and employee benefits	80,106	77,327	234,818	222,268
Net occupancy expense	8,125	8,362	23,914	22,952
Marketing	14,753	10,214	40,548	29,127
Legal and professional	11,394	10,764	31,428	29,948
Communications and technology	10,805	7,435	31,025	21,211
FDIC insurance assessment	5,220	6,524	14,480	18,884
Servicing related expenses	8,165	4,207	19,613	12,379
Allowance and other carrying costs for other real estate owned	2	(1,864)	2	467
Other	10,800	13,174	35,481	37,998
Total non-interest expense	149,370	136,143	431,309	395,234
Income before income taxes	112,099	108,550	316,705	289,697
Income tax expense	23,958	22,998	67,756	60,764
Net income	88,141	85,552	248,949	228,933
Preferred stock dividends	2,438	2,438	7,313	7,313
Net income available to common stockholders	$85,703	$83,114	$241,636	$221,620
Other comprehensive income (loss)
Change in unrealized gain (loss) on available-for-sale debt securities arising during period, before tax	$884	$(2,223)	$10,752	$(2,390)
Income tax expense (benefit) related to unrealized loss on available-for-sale debt securities	186	(467)	2,259	(502)
Other comprehensive income (loss), net of tax	698	(1,756)	8,493	(1,888)
Comprehensive income	$88,839	$83,796	$257,442	$227,045
Basic earnings per common share	$1.70	$1.66	$4.81	$4.45
Diluted earnings per common share	$1.70	$1.65	$4.80	$4.41
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total
Balance at June 30, 2018	6,000,000	$150,000	50,151,481	$502	$963,732	$1,228,924	(417)	$(8)	$380	$2,343,530
Comprehensive income:
Net income	—	—	—	—	—	85,552	—	—	—	85,552
Change in unrealized gain on available-for-sale securities, net of taxes of $467	—	—	—	—	—	—	—	—	(1,756)	(1,756)
Total comprehensive income										83,796
Stock-based compensation expense recognized in earnings	—	—	—	—	2,292	—	—	—	—	2,292
Preferred stock dividend	—	—	—	—	—	(2,438)	—	—	—	(2,438)
Issuance of stock related to stock-based awards	—	—	25,989	—	(738)	—	—	—	—	(738)
Issuance of common stock related to warrants	—	—	207	—	—	—	—	—	—	—
Balance at September 30, 2018	6,000,000	$150,000	50,177,677	$502	$965,286	$1,312,038	(417)	$(8)	$(1,376)	$2,426,442

Balance at June 30, 2019	6,000,000	$150,000	50,297,969	$503	$972,219	$1,537,425	(417)	$(8)	$8,313	$2,668,452
Comprehensive income:
Net income	—	—	—	—	—	88,141	—	—	—	88,141
Change in unrealized gain on available-for-sale securities, net of taxes of $186	—	—	—	—	—	—	—	—	698	698
Total comprehensive income										88,839
Stock-based compensation expense recognized in earnings	—	—	—	—	3,023	—	—	—	—	3,023
Preferred stock dividend	—	—	—	—	—	(2,438)	—	—	—	(2,438)
Issuance of stock related to stock-based awards	—	—	20,102	—	(443)	—	—	—	—	(443)
Issuance of common stock related to warrants	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2019	6,000,000	$150,000	50,318,071	$503	$974,799	$1,623,128	(417)	$(8)	$9,011	$2,757,433
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED - CONTINUED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total
Balance at December 31, 2017 (audited)	6,000,000	$150,000	49,643,761	$496	$961,305	$1,090,500	(417)	$(8)	$428	$2,202,721
Impact of adoption of new accounting standards(1)						(82)			84	2
Comprehensive income:
Net income	—	—	—	—	—	228,933	—	—	—	228,933
Change in unrealized gain on available-for-sale securities, net of taxes of $502	—	—	—	—	—	—	—	—	(1,888)	(1,888)
Total comprehensive income										227,045
Stock-based compensation expense recognized in earnings	—	—	—	—	6,383	—	—	—	—	6,383
Preferred stock dividend	—	—	—	—	—	(7,313)	—	—	—	(7,313)
Issuance of stock related to stock-based awards	—	—	97,061	1	(2,397)	—	—	—	—	(2,396)
Issuance of common stock related to warrants	—	—	436,855	5	(5)	—	—	—	—	—
Balance at September 30, 2018	6,000,000	$150,000	50,177,677	$502	$965,286	$1,312,038	(417)	$(8)	$(1,376)	$2,426,442

Balance at December 31, 2018 (audited)	6,000,000	$150,000	50,201,127	$502	$967,890	$1,381,492	(417)	$(8)	$518	$2,500,394
Comprehensive income:
Net income	—	—	—	—	—	248,949	—	—	—	248,949
Change in unrealized gain on available-for-sale securities, net of taxes of $2,259	—	—	—	—	—	—	—	—	8,493	8,493
Total comprehensive income										257,442
Stock-based compensation expense recognized in earnings	—	—	—	—	8,565	—	—	—	—	8,565
Preferred stock dividend	—	—	—	—	—	(7,313)	—	—	—	(7,313)
Issuance of stock related to stock-based awards	—	—	108,176	1	(1,656)	—	—	—	—	(1,655)
Issuance of common stock related to warrants	—	—	8,768	—	—	—	—	—	—	—
Balance at September 30, 2019	6,000,000	$150,000	50,318,071	$503	$974,799	$1,623,128	(417)	$(8)	$9,011	$2,757,433

(1)
Represents the impact of adopting Accounting Standard Update ("ASU") 2018-02 and ASU 2016-01. See Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for more information.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine months ended September 30,
(in thousands)	2019	2018
Operating activities
Net income	$248,949	$228,933
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	58,000	52,000
Depreciation and amortization	25,754	24,776
Net (gain)/loss on sale of loans held for sale	12,502	7,847
Increase (decrease) in valuation allowance on mortgage servicing rights	8,360	(2,823)
Stock-based compensation expense	12,973	15,633
Purchases and originations of loans held for sale	(7,288,823)	(5,012,188)
Proceeds from sales and repayments of loans held for sale	6,534,879	4,321,485
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(156,472)	(80,731)
Accrued interest payable and other liabilities	114,282	33,920
Net cash used in operating activities	(429,596)	(411,148)
Investing activities
Purchases of investment securities	(111,131)	(99,295)
Principal payments received on investment securities	5,534	2,998
Originations of mortgage finance loans	(99,799,613)	(73,661,362)
Proceeds from pay-offs of mortgage finance loans	97,725,705	73,491,735
Net increase in loans held for investment, excluding mortgage finance loans	(143,741)	(1,248,423)
Purchase of premises and equipment, net	(15,047)	(5,655)
Proceeds from sale of MSRs	—	22,439
Proceeds from sale of other real estate owned, net	79	13,645
Net cash used in investing activities	(2,338,214)	(1,483,918)
Financing activities
Net increase in deposits	6,807,190	1,262,457
Costs from issuance of stock related to stock-based awards and warrants	(1,655)	(2,396)
Preferred dividends paid	(7,313)	(7,313)
Net increase/(decrease) in other borrowings	(1,400,000)	400,000
Net increase/(decrease) in Federal funds purchased and repurchase agreements	(501,207)	121,778
Net cash provided by financing activities	4,897,015	1,774,526
Net increase/(decrease) in cash and cash equivalents	2,129,205	(120,540)
Cash and cash equivalents at beginning of period	3,080,065	2,905,591
Cash and cash equivalents at end of period	$5,209,270	$2,785,051
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$282,559	$158,750
Cash paid during the period for income taxes	85,314	64,225
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
Accounting Changes
ASU 2016-02 "Leases (Topic 842)" ("ASU 2016-02") requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 was effective for us on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. We have elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and have not restated comparative periods. Of the optional practical expedients available under ASU 2016-02, we have adopted all expedients except for the hindsight practical expedient.
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

(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands except per share data)	2019	2018	2019	2018
Numerator:
Net income	$88,141	$85,552	$248,949	$228,933
Preferred stock dividends	2,438	2,438	7,313	7,313
Net income available to common stockholders	$85,703	$83,114	$241,636	$221,620
Denominator:
Denominator for basic earnings per share—weighted average shares	50,305,844	50,163,433	50,273,485	49,853,515
Effect of employee stock-based awards(1)	110,558	207,391	119,277	240,376
Effect of warrants to purchase common stock	—	10,525	—	115,537
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	50,416,402	50,381,349	50,392,762	50,209,428
Basic earnings per common share	$1.70	$1.66	$4.81	$4.45
Diluted earnings per common share	$1.70	$1.65	$4.80	$4.41

(1)
SARs and RSUs outstanding of 107,615 at September 30, 2019 and 4,000 at September 30, 2018 have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented.

(3) Investment Securities
Available-for-Sale Debt Securities
The following is a summary of available-for-sale debt securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2019
Available-for-sale debt securities:
Residential mortgage-backed securities	$5,594	$324	$—	$5,918
Tax-exempt asset-backed securities	183,273	14,340	—	197,613
Credit risk transfer securities	14,713	—	(3,258)	11,455
	$203,580	$14,664	$(3,258)	$214,986

December 31, 2018
Available-for-sale debt securities:
Residential mortgage-backed securities	$6,874	$368	$—	$7,242
Tax-exempt asset-backed securities	95,518	286	—	95,804
	$102,392	$654	$—	$103,046

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

The amortized cost and estimated fair value of available-for-sale debt securities are presented below by contractual maturity:

(in thousands, except percentage data)	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
September 30, 2019
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$—	$1,135	$—	$4,459	$5,594
Estimated fair value	—	1,232	—	4,686	5,918
Weighted average yield(3)	—%	5.54%	—%	4.68%	4.86%
Tax-exempt asset-backed securities:(1)
Amortized Cost	—	—	—	183,273	183,273
Estimated fair value	—	—	—	197,613	197,613
Weighted average yield(2)(3)	—%	—%	—%	4.20%	4.20%
CRT securities:(1)
Amortized Cost	—	—	—	14,713	14,713
Estimated fair value	—	—	—	11,455	11,455
Weighted average yield(3)	—%	—%	—%	2.15%	2.15%
Total available-for-sale debt securities:
Amortized cost					$203,580
Estimated fair value					$214,986

December 31, 2018
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$3	$1,573	$—	$5,298	$6,874
Estimated fair value	4	1,668	—	5,570	7,242
Weighted average yield(3)	6.50%	5.54%	—%	4.53%	4.76%
Tax-exempt asset-backed securities:(1)
Amortized Cost	—	—	—	95,518	95,518
Estimated fair value	—	—	—	95,804	95,804
Weighted average yield(2)(3)	—%	—%	—%	4.25%	4.25%
Total available-for-sale debt securities:
Amortized cost					$102,392
Estimated fair value					$103,046

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 21% federal tax rate.

(3)	Yields are calculated based on amortized cost.
The following table discloses our available-for-sale debt securities as of September 30, 2019 that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

September 30, 2019	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
CRT securities	$11,455	$(3,258)	$—	$—	$11,455	$(3,258)
At September 30, 2019, the CRT securities were the only available-for-sale debt securities in an unrealized loss position. There were no available-for-sale debt securities in an unrealized loss position at December 31, 2018.

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
Based on the results of our periodic review of available-for-sale debt securities in an unrealized loss position at March 31, 2019, we recorded a $331,000 other-than-temporary credit-related impairment on the CRT securities, reducing the amortized cost of the securities. The loss was measured as the excess of the amortized costs basis of the security over the present value of cash flows expected to be collected and was recorded in other non-interest expense. Based on the results of our periodic review at September 30, 2019, no additional other-than-temporary credit-related impairment was recorded. These securities also have unrealized losses, which we do not believe are other-than-temporary. We have evaluated the near-term prospects of the investments in relation to the severity and duration of the unrealized losses and based on that evaluation have determined that we have the ability and intent to hold the investments until recovery of fair value.
Available-for-sale debt securities with carrying values of approximately $3.9 million and $1.4 million were pledged to secure certain customer repurchase agreements and deposits, respectively, at September 30, 2019. The comparative amounts at December 31, 2018 were $4.8 million and $1.7 million, respectively.
Equity Securities
Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan. At September 30, 2019 and December 31, 2018, we had $23.0 million and $17.2 million, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains/(losses) recognized on equity securities and included in other non-interest income in the consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Net gains/(losses) recognized during the period	$37	$253	$1,876	$149
Less: Realized net gains/(losses) recognized during the period on equity securities sold	111	18	87	180
Unrealized net gains/(losses) recognized during the period on equity securities still held	$(74)	$235	$1,789	$(31)

(4) Loans Held for Investment and Allowance for Loan Losses
Loans held for investment are summarized by portfolio segment as follows:

(in thousands)	September 30, 2019	December 31, 2018
Commercial	$10,377,952	$10,373,288
Mortgage finance(1)	7,951,432	5,877,524
Construction	2,641,019	2,120,966
Real estate	3,513,799	3,929,117
Consumer	68,033	63,438
Equipment leases	266,600	312,191
Gross loans held for investment	24,818,835	22,676,524
Deferred income (net of direct origination costs)	(94,579)	(108,450)
Allowance for loan losses	(190,138)	(191,522)
Total loans held for investment, net	$24,534,118	$22,376,552

(1)	Balances at September 30, 2019 and December 31, 2018 are stated net of $734.7 million and $193.0 million of participations sold, respectively.

Summary of Loan Loss Experience
The following tables summarize the credit risk profile of our loans held for investment by internally assigned grades and non-accrual status:

(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Total
September 30, 2019
Grade:
Pass	$9,986,993	$7,951,432	$2,605,995	$3,404,146	$67,844	$266,101	$24,282,511
Special mention	198,186	—	19,324	73,927	150	245	291,832
Substandard-accruing	83,502	—	15,700	24,350	—	254	123,806
Non-accrual	109,271	—	—	11,376	39	—	120,686
Total loans held for investment	$10,377,952	$7,951,432	$2,641,019	$3,513,799	$68,033	$266,600	$24,818,835

December 31, 2018
Grade:
Pass	$10,034,597	$5,877,524	$2,099,955	$3,850,811	$61,815	$309,775	$22,234,477
Special mention	120,531	—	21,011	47,644	—	2,223	191,409
Substandard-accruing	140,297	—	—	28,205	1,568	193	170,263
Non-accrual	77,863	—	—	2,457	55	—	80,375
Total loans held for investment	$10,373,288	$5,877,524	$2,120,966	$3,929,117	$63,438	$312,191	$22,676,524

The allowance for loan losses is comprised of general reserves and specific reserves for impaired loans based on our estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specified loans. We believe the allowance at September 30, 2019 to be appropriate, given management's assessment of losses inherent in the portfolio as of the evaluation date, the growth in the loan and lease portfolio, current economic conditions in our market areas and other factors.

The following table details activity in the allowance for loan losses, as well as the recorded investment in loans held for investment, by portfolio segment and disaggregated on the basis of our impairment methodology. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Additional Qualitative Reserve	Total
Nine months ended September 30, 2019
Allowance for loan losses:
Beginning balance	$129,442	$—	$19,242	$33,353	$425	$1,829	$7,231	$191,522
Provision for loan losses	74,462	1,966	712	(7,916)	(419)	(1,491)	(7,231)	60,083
Charge-offs	62,678	—	—	177	—	19	—	62,874
Recoveries	1,337	—	—	—	60	10	—	1,407
Net charge-offs (recoveries)	61,341	—	—	177	(60)	9	—	61,467
Ending balance	$142,563	$1,966	$19,954	$25,260	$66	$329	$—	$190,138
Period end allowance for loan losses allocated to:
Loans individually evaluated for impairment	$26,418	$—	$—	$101	$8	$—	$—	$26,527
Loans collectively evaluated for impairment	116,145	1,966	19,954	25,159	58	329	—	163,611
Total	$142,563	$1,966	$19,954	$25,260	$66	$329	$—	$190,138
Period end loans allocated to:
Loans individually evaluated for impairment	$109,271	$—	$—	$11,376	$39	$—	$—	$120,686
Loans collectively evaluated for impairment	10,268,681	7,951,432	2,641,019	3,502,423	67,994	266,600	—	24,698,149
Total	$10,377,952	$7,951,432	$2,641,019	$3,513,799	$68,033	$266,600	$—	$24,818,835
Nine months ended September 30, 2018
Allowance for loan losses:
Beginning balance	$118,806	$—	$19,273	$34,287	$357	$3,542	$8,390	$184,655
Provision for loan losses	55,808	—	331	(1,635)	757	(1,425)	(3,048)	50,788
Charge-offs	45,273	—	—	—	767	319	—	46,359
Recoveries	1,069	—	—	43	78	32	—	1,222
Net charge-offs (recoveries)	44,204	—	—	(43)	689	287	—	45,137
Ending balance	$130,410	$—	$19,604	$32,695	$425	$1,830	$5,342	$190,306
Period end allowance for loan losses allocated to:
Loans individually evaluated for impairment	$30,855	$—	$—	$70	$10	$—	$—	$30,935
Loans collectively evaluated for impairment	99,555	—	19,604	32,625	415	1,830	5,342	159,371
Total	$130,410	$—	$19,604	$32,695	$425	$1,830	$5,342	$190,306
Period end loans allocated to:
Loans individually evaluated for impairment	$105,522	$—	$—	$9,057	$60	$—	$—	$114,639
Loans collectively evaluated for impairment	10,011,423	5,477,787	2,263,463	3,915,625	51,632	319,411	—	22,039,341
Total	$10,116,945	$5,477,787	$2,263,463	$3,924,682	$51,692	$319,411	$—	$22,153,980

During 2019, we refined our methodology for calculating the allowance for loan losses to improve the specificity of the risk weights and the risk-weighting process for each product type assigned to the loans in our held for investment portfolio. As a result of these refinements, we believe that management is better able to allocate inherent losses previously accounted for in the additional qualitative reserve component of our allowance for loan losses to specific product types and credit risk grades, thus eliminating the additional qualitative reserve component of our allowance for loan losses in 2019.  Additionally, this improved specificity and consideration of current mortgage market conditions resulted in the allocation of a portion of the company’s provision for loan losses to our mortgage finance loan portfolio for the first time in 2019.

The following tables detail our impaired loans held for investment by portfolio segment. In accordance with ASC 310, Receivables, we have also included all restructured and formerly restructured loans in our impaired loan totals.

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2019
With no related allowance recorded:
Commercial
Business loans	$17,420	$31,270	$—	$18,902	$—
Energy loans	18,758	28,193	—	10,340	—
Real estate
Market risk	8,757	8,757	—	3,750	—
Commercial	908	908	—	6,500	—
Secured by 1-4 family	1,220	1,220	—	1,228	—
Consumer	—	—	—	—	—
Equipment leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$47,063	$70,348	$—	$40,720	$—
With an allowance recorded:
Commercial
Business loans	$28,662	$31,730	$13,483	$24,184	$—
Energy loans	44,431	64,171	12,935	50,955	—
Real estate
Market risk	259	259	50	2,855	—
Commercial	—	—	—	—	—
Secured by 1-4 family	232	232	51	750	—
Consumer	39	39	8	71	—
Equipment leases	—	—	—	—	—
Total impaired loans with an allowance recorded	$73,623	$96,431	$26,527	$78,815	$—
Combined:
Commercial
Business loans	$46,082	$63,000	$13,483	$43,086	$—
Energy loans	63,189	92,364	12,935	61,295	—
Real estate
Market risk	9,016	9,016	50	6,605	—
Commercial	908	908	—	6,500	—
Secured by 1-4 family	1,452	1,452	51	1,978	—
Consumer	39	39	8	71	—
Equipment leases	—	—	—	—	—
Total impaired loans	$120,686	$166,779	$26,527	$119,535	$—

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
With no related allowance recorded:
Commercial
Business loans	$23,367	$55,008	$—	$16,426	$133
Energy loans	12,188	13,363	—	17,135	—
Real estate
Market risk	—	—	—	—	—
Commercial	7,388	7,388	—	3,215	—
Secured by 1-4 family	1,233	1,233	—	734	—
Consumer	—	—	—	—	—
Equipment leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$44,176	$76,992	$—	$37,510	$133
With an allowance recorded:
Commercial
Business loans	$17,529	$17,564	$4,679	$41,307	$—
Energy loans	25,344	28,105	3,573	25,672	—
Real estate
Market risk	—	—	—	49	—
Commercial	—	—	—	83	—
Secured by 1-4 family	236	236	48	188	—
Consumer	55	55	10	54	—
Equipment leases	—	—	—	275	—
Total impaired loans with an allowance recorded	$43,164	$45,960	$8,310	$67,628	$—
Combined:
Commercial
Business loans	$40,896	$72,572	$4,679	$57,733	$133
Energy loans	37,532	41,468	3,573	42,807	—
Real estate
Market risk	—	—	—	49	—
Commercial	7,388	7,388	—	3,298	—
Secured by 1-4 family	1,469	1,469	48	922	—
Consumer	55	55	10	54	—
Equipment leases	—	—	—	275	—
Total impaired loans	$87,340	$122,952	$8,310	$105,138	$133

Average impaired loans outstanding during the nine months ended September 30, 2019 and 2018 totaled $119.5 million and $105.0 million, respectively. As of September 30, 2019 and December 31, 2018, none of our non-accrual loans were earning interest income on a cash basis.

The table below provides an age analysis of our loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days(1)	Total Past Due	Non-accrual	Current	Total
September 30, 2019
Commercial
Business loans	$31,313	$6,039	$19,084	$56,436	$46,082	$8,728,321	$8,830,839
Energy	30,000	4,200	7,550	41,750	63,189	1,442,174	1,547,113
Mortgage finance loans	—	—	—	—	—	7,951,432	7,951,432
Construction
Market risk	—	15,700	—	15,700	—	2,520,335	2,536,035
Commercial	—	—	—	—	—	81,159	81,159
Secured by 1-4 family	—	—	—	—	—	23,825	23,825
Real estate
Market risk	3,129	14,004	2,061	19,194	9,016	2,294,067	2,322,277
Commercial	—	—	—	—	908	821,323	822,231
Secured by 1-4 family	312	—	953	1,265	1,452	366,574	369,291
Consumer	277	20	—	297	39	67,697	68,033
Equipment leases	—	—	—	—	—	266,600	266,600
Total loans held for investment	$65,031	$39,963	$29,648	$134,642	$120,686	$24,563,507	$24,818,835

(1)
Loans past due 90 days and still accruing includes premium finance loans of $9.2 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The receipt of the refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

As of September 30, 2019 and December 31, 2018, we did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at September 30, 2019 and December 31, 2018, $15.5 million and $20.0 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates.
The following table details the recorded investment at September 30, 2019 and 2018 of loans that have been restructured during the nine months ended September 30, 2019 and 2018 by type of modification:

	Extended Maturity		Adjusted Payment Schedule		Total
(in thousands, except number of contracts)	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End
Nine months ended September 30, 2019
Commercial:
Business loans	1	$1,824	—	$—	1	$1,824
Energy loans	1	3,941	—	—	1	3,941
Total	2	$5,765	—	$—	2	$5,765

Nine months ended September 30, 2018
Commercial:
Business loans	—	$—	2	$2,582	$2	$2,582
Energy loans	—	$—	5	$12,332	5	$12,332
Total	—	$—	7	$14,914	7	$14,914

Restructured loans generally include terms to temporarily place the loan on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above restructured loans. At September 30, 2019, all of the above loans restructured were on non-accrual. The restructuring of the loans did not have a significant impact on our allowance for loan losses at September 30, 2019 or 2018. As of September 30, 2019 and 2018, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.

(5) OREO and Valuation Allowance for Losses on OREO
The table below presents a summary of the activity related to OREO:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Beginning balance	$—	$9,526	$79	$11,742
Sales	—	(11,447)	(79)	(11,663)
Valuation allowance for OREO	—	2,000	—	—
Ending balance	$—	$79	$—	$79

(6) Certain Transfers of Financial Assets
The table below presents a reconciliation of the changes in loans held for sale:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Outstanding balance(1):
Beginning balance	$1,949,785	$1,012,580
Loans purchased and originated	7,288,823	5,012,188
Payments and loans sold	(6,571,942)	(4,366,138)
Ending balance	2,666,666	1,658,630
Fair value adjustment:
Beginning balance	19,689	(1,576)
Increase/(decrease) to fair value	(12,130)	(5,124)
Ending balance	7,559	(6,700)
Loans held for sale at fair value	$2,674,225	$1,651,930

(1)
Includes $7.1 million and $299,000 of loans held for sale that are carried at lower of cost or market as of September 30, 2019 and December 31, 2018, respectively, as well as $3.3 million as of December 31, 2017. There were no loans held for sale carried at lower of cost or market as of September 30, 2018.

No loans held for sale were on non-accrual as of September 30, 2019 or December 31, 2018. At September 30, 2019 and December 31, 2018, we had $9.2 million and $16.8 million, respectively, in loans held for sale that were 90 days or more past due. The $9.2 million in loans held for sale that were 90 days or more past due at September 30, 2019 included $7.3 million in loans guaranteed by U.S. government agencies that were purchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet. Interest on these past due loans accrues at the debenture rate guaranteed by the U.S. government. Also included in the $9.2 million were $1.9 million in loans that, pursuant to Ginnie Mae servicing guidelines, we have the unilateral right, but not the obligation, to repurchase if defined delinquent loan criteria are met, and therefore must record as held for sale on our balance sheet regardless of whether the repurchase option has been exercised. At December 31, 2018, $16.0 million of the $16.8 million in loans held for sale were loans guaranteed by U.S. government agencies that were purchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet.

From time to time we retain the right to service the loans sold through our MCA program, creating mortgage servicing rights ("MSRs") which are recorded as assets on our balance sheet. A summary of MSR activity is as follows:

	Nine months ended September 30,
(in thousands)	2019	2018
MSRs:
Balance, beginning of year	$42,474	$88,150
Capitalized servicing rights	22,610	32,871
Amortization	(7,599)	(7,920)
Sales	—	(26,742)
Balance, end of period	$57,485	$86,359
Valuation allowance:
Balance, beginning of year	$—	$2,823
Increase (decrease) in valuation allowance	8,360	(2,823)
Balance, end of period	$8,360	$—
MSRs, net	$49,125	$86,359
MSRs, fair value	$49,125	$98,391

At September 30, 2019 and December 31, 2018, our servicing portfolio of residential mortgage loans had an outstanding principal balance of $5.6 billion and $3.9 billion, respectively.
In connection with the servicing of these loans, we hold deposits in the name of investors representing escrow funds for taxes and insurance, as well as collections in transit to the investors. These escrow funds are segregated and held in separate non-interest-bearing bank accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $75.2 million at September 30, 2019 and $37.9 million at December 31, 2018.
The estimated fair value of the MSR assets is obtained from an independent third party and reviewed by management on a quarterly basis. MSRs typically do not trade in an active, open market with readily observable prices; as such, the fair value of MSRs is determined using a discounted cash flow model to calculate the present value of the estimated future net servicing income. The assumptions utilized in the discounted cash flow model are based on market data for comparable assets, where available. Each quarter, management and the independent third party review the key assumptions used in the discounted cash flow model and make adjustments as necessary to estimate the fair value of the MSRs. At September 30, 2019, the estimated fair value of MSRs was adjusted as a result of the decline in mortgage interest rates experienced in the first nine months of 2019, which resulted in an $8.4 million impairment charge. There was no impairment charge at December 31, 2018. The following summarizes the assumptions used by management to determine the fair value of MSRs:

	September 30, 2019	December 31, 2018
Average discount rates	9.06%	9.55%
Expected prepayment speeds	14.48%	9.77%
Weighted-average life, in years	5.3	7.0

A sensitivity analysis of changes in the fair value of our MSR portfolio resulting from certain key assumptions is presented in the following table:

(in thousands)	September 30, 2019	December 31, 2018
50 bp adverse change in prepayment speed	$(6,077)	$(6,028)
100 bp adverse change in prepayment speed	(9,340)	(11,629)

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
In conjunction with the sale and securitization of loans held for sale, we may be exposed to liability resulting from repurchase, indemnification and make-whole agreements. Our estimated exposure related to those agreements totaled $5.4 million and $1.6 million at September 30, 2019 and December 31, 2018, respectively, and is recorded in other liabilities in the consolidated balance sheets. We incurred $4.5 million in losses due to make-whole obligations during the nine months ended September 30, 2019 compared to $187,000 during the nine months ended September 30, 2018. The increase in make-whole obligation losses is primarily related to an increase in early payoffs resulting from the declining interest rate environment.
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
Our leases relate primarily to office space and bank branches with remaining lease terms of generally 1 to 13 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of September 30, 2019, operating lease ROU assets and liabilities were $84.3 million and $98.4 million, respectively.
The table below summarizes our net lease cost:

(in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$3,836	$10,973
Variable lease cost	845	2,977
Sublease income	(32)	(94)
Net lease cost	$4,649	$13,856
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,592	$11,054
Non-cash changes in ROU assets	$13,610	$97,898
Non-cash changes in lease liabilities(1)	$13,610	$107,719

(1)	Includes $4.2 million and $87.9 million in lease liabilities from new ROU assets obtained during the three and nine months ended September 30, 2019, respectively.
The table below summarizes other information related to our operating leases:

September 30, 2019
Weighted-average remaining lease term - operating leases, in years	7.3
Weighted-average discount rate - operating leases	2.75%

The table below summarizes the maturity of remaining lease liabilities:

(in thousands)	September 30, 2019
2019	$3,666
2020	16,518
2021	17,035
2022	16,235
2023	16,271
2024 and thereafter	39,511
Total lease payments	109,236
Less: Interest	(10,824)
Present value of lease liabilities	$98,412

(8) Financial Instruments with Off-Balance Sheet Risk
The table below presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments. This allowance is recorded in other liabilities on the consolidated balance sheet.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Beginning balance of allowance for off-balance sheet credit losses	$10,790	$10,458	$11,434	$9,071
Provision for off-balance sheet credit losses	(1,439)	(175)	(2,083)	1,212
Ending balance of allowance for off-balance sheet credit losses	$9,351	$10,283	$9,351	$10,283

(in thousands)			September 30, 2019	December 31, 2018
Commitments to extend credit - period end balance			$8,139,889	$8,030,198
Standby letters of credit - period end balance			$277,832	$236,537

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of September 30, 2019, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of September 30, 2019 and December 31, 2018. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material adverse effect on our financial condition and results of operations.
Because our Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.
The table below summarizes our actual and required capital ratios under the Basel III Capital Rules:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2019
CET1
Company	$2,579,029	8.59%	N/A	N/A	$2,102,394	7.00%	N/A	N/A
Bank	2,598,906	8.66%	N/A	N/A	2,101,222	7.00%	1,951,135	6.50%
Total capital (to risk-weighted assets)
Company	3,318,598	11.05%	N/A	N/A	3,153,591	10.50%	N/A	N/A
Bank	3,179,785	10.59%	N/A	N/A	3,151,833	10.50%	3,001,746	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,837,070	9.45%	N/A	N/A	2,552,907	8.50%	N/A	N/A
Bank	2,756,947	9.18%	N/A	N/A	2,551,484	8.50%	2,401,397	8.00%
Tier 1 capital (to average assets)(1)
Company	2,837,070	8.63%	N/A	N/A	1,314,356	4.00%	N/A	N/A
Bank	2,756,947	8.39%	N/A	N/A	1,313,883	4.00%	1,642,353	5.00%
December 31, 2018
CET1
Company	$2,330,599	8.58%	$1,732,501	6.38%	$1,902,354	7.00%	N/A	N/A
Bank	2,340,988	8.62%	1,731,955	6.38%	1,901,755	7.00%	1,765,915	6.50%
Total capital (to risk-weighted assets)
Company	3,074,097	11.31%	2,683,679	9.88%	2,853,532	10.50%	N/A	N/A
Bank	2,925,872	10.77%	2,682,833	9.88%	2,852,632	10.50%	2,716,793	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,589,374	9.53%	2,140,149	7.88%	2,310,002	8.50%	N/A	N/A
Bank	2,499,763	9.20%	2,139,474	7.88%	2,309,274	8.50%	2,173,434	8.00%
Tier 1 capital (to average assets)(1)
Company	2,589,374	9.87%	1,049,694	4.00%	1,049,694	4.00%	N/A	N/A
Bank	2,499,763	9.53%	1,049,296	4.00%	1,049,296	4.00%	1,311,620	5.00%

(1)
The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, the Federal Reserve Board and the FDIC may require the Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.

Our mortgage finance loan volumes can increase significantly at month-end, causing a meaningful difference between ending balance and average balance for any period. At September 30, 2019, our mortgage finance loans were $8.0 billion compared to the average for the quarter ended September 30, 2019 of $8.1 billion. As CET1, Tier 1 and total capital ratios are calculated using quarter-end risk-weighted assets and our mortgage finance loans are 100% risk-weighted (excluding MCA mortgage loans held for sale, which receive lower risk weights), the period-end fluctuation in these balances can significantly impact our reported ratios. Due to the actual risk profile and liquidity of this asset class, we manage capital allocated to mortgage finance loans based on changing trends in average balances and do not believe that the period-end balance is representative of risk characteristics that would justify higher allocations. However, we monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels.
Dividends that may be paid by banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of our Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules further limit the amount of dividends that may be paid by our Bank. No dividends were declared or paid on our common stock during the nine months ended September 30, 2019, or 2018.
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
The table below summarizes our stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Stock-settled awards:
SARs	$—	$19	$6	$112
RSUs	3,015	2,261	8,532	6,235
Restricted stock	8	12	27	36
Cash-settled performance units	1,005	2,144	4,408	9,250
Total	$4,028	$4,436	$12,973	$15,633

(in thousands except period data)	September 30, 2019
Unrecognized compensation expense related to unvested stock-settled awards	$26,435
Weighted average period over which expense is expected to be recognized, in years	3.1

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

Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
September 30, 2019
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$5,918	$—
Tax-exempt asset-backed securities	—	—	197,613
CRT securities	—	—	11,455
Equity securities(1)(2)	15,890	7,146	—
Loans held for sale(3)	—	2,657,969	9,198
Loans held for investment(4)(6)	—	—	56,993
Derivative assets(7)	—	62,726	—
Derivative liabilities(7)	—	60,393	—
Non-qualified deferred compensation plan liabilities(8)	16,790	—	—

December 31, 2018
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$7,242	$—
Tax-exempt asset-backed securities	—	—	95,804
Equity securities(1)(2)	10,262	6,908	—
Loans held for sale(3)	—	1,952,760	16,415
Loans held for investment(4)(6)	—	—	29,885
OREO(5)(6)	—	—	79
Derivative assets(7)	—	21,806	—
Derivative liabilities(7)	—	41,375	—
Non-qualified deferred compensation plan liabilities(8)	10,148	—	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly, except for tax-exempt asset-backed securities and CRT securities which are measured quarterly.

(2)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.

(3)	Loans held for sale purchased through our MCA program are measured at fair value on a recurring basis, generally monthly.

(4)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(5)	OREO is transferred from loans to OREO at fair value less selling costs.

(6)	Loans held for investment and OREO are measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.

(7)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.

(8)
Non-qualified deferred compensation plan liabilities represent the fair value of the obligation to the employee, which generally corresponds to the fair value of the invested assets, and are measured at fair value on a recurring basis, generally monthly.

Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Realized/Unrealized Gains (Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three months ended September 30, 2019
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$201,339	$—	$(4,116)	$—	$390	$197,613
CRT securities	$10,953	$—	$—	$—	$502	$11,455
Loans held for sale(2)	$10,930	$—	$(2,056)	$102	$222	$9,198
Three months ended September 30, 2018
Tax-exempt asset-backed securities(1)	$—	$95,521	$—	$—	$(2,152)	$93,369
Loans held for sale(2)	$27,929	$901	$(6,948)	$(134)	$165	$21,913

Nine months ended September 30, 2019
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$95,804	$92,010	$(4,254)	$—	$14,053	$197,613
CRT securities	$—	$15,044	$—	$(331)	$(3,258)	$11,455
Loans held for sale(2)	$16,415	$—	$(8,466)	$450	$799	$9,198
Nine months ended September 30, 2018
Tax-exempt asset-backed securities(1)	$—	$95,521	$—	$—	$(2,152)	$93,369
Loans held for sale(2)	$—	$38,430	$(14,936)	$(66)	$(1,515)	$21,913

(1)	Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI. Realized gains/(losses) are recorded in other non-interest income.

(2)	Realized and unrealized gains/(losses) on loans held for sale are recorded in gain/(loss) on sale of loans held for sale.
Tax-exempt asset-backed securities
The fair value of tax-exempt asset-backed securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. At September 30, 2019, a discount rate of 3.01% and a weighted-average life of 7.3 years were utilized to determine the fair value of these securities, compared to 4.21% and 9.2 years, respectively, at December 31, 2018.
CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. At September 30, 2019, a discount rate of 4.75% and a weighted-average life of 9.5 years were utilized to determine the fair value of these securities.
Loans held for sale
The fair value of loans held for sale using Level 3 inputs include loans that cannot be sold through normal sale channels and thus require significant management judgment or estimation when determining the fair value. The fair value of such loans is generally based upon quoted prices of comparable loans with a liquidity discount applied. At September 30, 2019, the fair value of these loans was calculated using a weighted-average discounted price of 95.3% compared to 92.9% at December 31, 2018.

Loans held for investment
Certain impaired loans held for investment are reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. The $57.0 million fair value of loans held for investment at September 30, 2019 reported above includes impaired loans held for investment with a carrying value of $72.6 million that were reduced by specific valuation allowance allocations totaling $15.6 million based on collateral valuations utilizing Level 3 inputs. The $29.9 million fair value of loans held for investment at December 31, 2018 reported above includes impaired loans with a carrying value of $32.2 million that were reduced by specific valuation allowance allocations totaling $2.3 million based on collateral valuations utilizing Level 3 inputs.
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
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	September 30, 2019		December 31, 2018
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$5,209,270	$5,209,270	$3,080,065	$3,080,065
Investment securities	15,890	15,890	10,262	10,262
Level 2 inputs:
Investment securities	13,064	13,064	14,150	14,150
Loans held for sale	2,657,969	2,657,969	1,953,059	1,953,059
Derivative assets	62,726	62,726	21,806	21,806
Level 3 inputs:
Investment securities	209,068	209,068	95,804	95,804
Loans held for sale	9,198	9,198	16,415	16,415
Loans held for investment, net	24,534,118	24,564,623	22,376,552	22,347,876
Financial liabilities:
Level 2 inputs:
Federal funds purchased	127,800	127,800	629,169	629,169
Customer repurchase agreements	12,167	12,167	12,005	12,005
Other borrowings	2,500,000	2,500,000	3,900,000	3,900,000
Subordinated notes	282,038	293,472	281,767	283,349
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liabilities	60,393	60,393	41,375	41,375
Level 3 inputs:
Deposits	27,413,303	27,420,277	20,606,113	20,608,494

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
(12) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table:

	September 30, 2019			December 31, 2018
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$1,540,248	$94	$58,347	$1,579,328	$7,978	$16,719
Commercial loan/lease interest rate caps	627,149	43	—	606,950	1,109	4
Foreign currency forward contracts	2,954	37	6	39,737	2,263	59
Customer counterparties:
Commercial loan/lease interest rate swaps	1,540,248	58,347	94	1,579,328	16,719	7,978
Commercial loan/lease interest rate caps	627,149	—	43	606,950	4	1,109
Foreign currency forward contracts	2,954	6	37	39,737	59	2,263
Economic hedging interest rate derivatives:
Loan purchase commitments	580,472	3,590	150	167,984	1,442	6
Forward sale commitments	2,747,284	703	1,810	1,928,527	—	21,005
Gross derivatives		62,820	60,487		29,574	49,143
Offsetting derivative assets/liabilities		(94)	(94)		(7,768)	(7,768)
Net derivatives included in the consolidated balance sheets		$62,726	$60,393		$21,806	$41,375

The weighted-average received and paid interest rates for interest rate swaps outstanding were as follows:

	September 30, 2019 Weighted-Average Interest Rate		December 31, 2018 Weighted-Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	4.03%	3.56%	4.24%	4.20%

The weighted-average strike rate for outstanding interest rate caps was 3.30% at September 30, 2019 and 3.20% at December 31, 2018.
Our credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Our credit exposure associated with these instruments, net of any collateral pledged, was approximately $62.7 million at September 30, 2019 and approximately $18.7 million at December 31, 2018. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values, as well as for changes in the value of forward sale commitments. At September 30, 2019, we had $67.0 million in cash collateral pledged for these derivatives, of which $66.6 million was included in interest-bearing deposits in other banks and $410,000 was included in accrued interest receivable and other assets. At December 31, 2018, we had $25.3 million in cash collateral pledged for these derivatives, of which $11.2 million was included in interest-bearing deposits and $14.1 million was included in accrued interest receivable and other assets.
We also enter into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are either a participant or a lead bank. The risk participation agreements entered into by us as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. We are party to 12 risk participation agreements where we are a participant bank with a notional amount of $143.0 million at September 30, 2019, compared to 13 risk participation agreements having a notional amount of $149.1 million at December 31, 2018. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $4.3 million at September 30, 2019 and $1.5 million at December 31, 2018. The fair value of these exposures was insignificant to the consolidated financial statements at both September 30, 2019 and December 31, 2018. Risk participation agreements entered into by us as the lead bank provide credit protection to us should the borrower fail to perform on its interest rate derivative contract with us. We are party to 13 risk participation agreements where we are the lead bank having a notional amount of $166.7 million at September 30, 2019, compared to 9 agreements having a notional amount of $114.8 million at December 31, 2018.
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
ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13") requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. ASU 2016-13 will be effective for us on January 1, 2020. We continue to evaluate the impact adoption of ASU 2016-13 will have on our consolidated financial statements and disclosures, and while we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption could be significantly influenced by the composition, characteristics and quality of our loan portfolio as well as the prevailing economic conditions and forecasts as of the adoption date. As part of our evaluation process, we have established a steering committee and working group that includes individuals from various functional areas to implement this new accounting standard. Early implementation activities focused on data capture and portfolio segmentation and were substantially completed during the third quarter of 2019. Additionally, our primary model/tool was validated during the third quarter, enabling us to complete a parallel run using second quarter 2019 data. Completion of a parallel run using third quarter 2019 data will be completed early in the fourth quarter. During the third quarter, we continued validation of our reasonable and supportable forecast model, as well as refinement and documentation of our end-to-end processes, which we expect to be completed during the fourth quarter of 2019.

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

•	Uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward new interest rate benchmarks.

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
The following discussion and analysis presents the significant factors affecting our financial condition as of September 30, 2019 and December 31, 2018 and results of operations for the three and nine month periods ended September 30, 2019 and September 30, 2018. This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements appearing elsewhere in this report.
Results of Operations
Summary of Performance
We reported net income of $88.1 million and net income available to common stockholders of $85.7 million, or $1.70 per diluted common share, for the third quarter of 2019 compared to net income of $85.6 million and net income available to common stockholders of $83.1 million, or $1.65 per diluted common share, for the third quarter of 2018. Return on average common equity (“ROE”) was 13.22% and return on average assets ("ROA") was 1.06% for the third quarter of 2019, compared to 14.68% and 1.31%, respectively, for the third quarter of 2018. The results for the quarter included compression in ROE and ROA driven by larger balances in total mortgage finance loans and liquidity assets.
Net income and net income available to common stockholders for the nine months ended September 30, 2019 totaled $248.9 million and $241.6 million, respectively, or $4.80 per diluted common share, compared to net income and net income available to common stockholders of $228.9 million and $221.6 million, respectively, or $4.41 per diluted common share, for the same period in 2018. ROE was 12.99% and ROA was 1.12% for the nine months ended September 30, 2019 compared to 13.62% and 1.23%, respectively, for the same period in 2018.
Details of the changes in the various components of net income are discussed below.

QUARTERLY FINANCIAL SUMMARIES – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates

	Three months ended September 30, 2019			Three months ended September 30, 2018
(in thousands except percentages)	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Investment securities – taxable	$39,744	$357	3.56%	$24,221	$191	3.14%
Investment securities – non-taxable(2)	200,090	2,480	4.92%	91,298	1,228	5.33%
Federal funds sold and securities purchased under resale agreements	100,657	554	2.18%	203,972	1,018	1.98%
Interest-bearing deposits in other banks	4,184,217	22,887	2.17%	1,697,787	8,386	1.96%
Loans held for sale	2,555,269	26,206	4.07%	1,484,459	17,272	4.62%
Loans held for investment, mortgage finance	8,118,025	68,660	3.36%	5,443,829	49,715	3.62%
Loans held for investment(1)(2)	16,901,391	235,557	5.53%	16,331,622	225,604	5.48%
Less reserve for loan losses	212,898	—	—	179,227	—	—
Loans held for investment, net	24,806,518	304,217	4.87%	21,596,224	275,319	5.06%
Total earning assets	31,886,495	356,701	4.44%	25,097,961	303,414	4.80%
Cash and other assets	1,000,117			877,954
Total assets	$32,886,612			$25,975,915
Liabilities and Stockholders’ Equity
Transaction deposits	$3,577,905	$18,442	2.04%	$3,253,310	$13,642	1.66%
Savings deposits	10,331,078	45,586	1.75%	7,820,742	29,930	1.52%
Time deposits	2,706,434	16,939	2.48%	1,778,831	8,462	1.89%
Total interest-bearing deposits	16,615,417	80,967	1.93%	12,852,883	52,034	1.61%
Other borrowings	2,896,477	16,538	2.27%	2,275,640	12,117	2.11%
Subordinated notes	281,979	4,191	5.90%	281,619	4,191	5.90%
Trust preferred subordinated debentures	113,406	1,237	4.33%	113,406	1,237	4.33%
Total interest-bearing liabilities	19,907,279	102,933	2.05%	15,523,548	69,579	1.78%
Demand deposits	9,992,406			7,940,503
Other liabilities	264,506			116,302
Stockholders’ equity	2,722,421			2,395,562
Total liabilities and stockholders’ equity	$32,886,612			$25,975,915
Net interest income(2)		$253,768			$233,835
Net interest margin			3.16%			3.70%
Net interest spread			2.39%			3.02%
Loan spread(3)			3.48%			3.93%

(1)	The loan averages include non-accrual loans and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
(in thousands except percentages)	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Investment securities – taxable	$36,452	$918	3.37%	$24,198	$590	3.26%
Investment securities – non-taxable(2)	169,163	6,479	5.12%	30,767	1,228	5.33%
Federal funds sold and securities purchased under resale agreements	64,384	1,090	2.26%	210,531	2,808	1.78%
Interest-bearing deposits in other banks	2,841,699	48,540	2.28%	1,830,849	23,607	1.72%
Loans held for sale	2,392,404	79,116	4.42%	1,397,121	46,833	4.48%
Loans held for investment, mortgage finance	6,705,960	178,551	3.56%	4,818,342	134,133	3.72%
Loans held for investment(1)(2)	16,849,987	717,541	5.69%	15,883,407	637,692	5.37%
Less reserve for loan losses	203,968	—	—	184,216	—	—
Loans held for investment, net	23,351,979	896,092	5.13%	20,517,533	771,825	5.03%
Total earning assets	28,856,081	1,032,235	4.78%	24,010,999	846,891	4.72%
Cash and other assets	945,623			828,147
Total assets	$29,801,704			$24,839,146
Liabilities and Stockholders’ Equity
Transaction deposits	$3,440,245	$52,480	2.04%	$2,980,386	$32,588	1.46%
Savings deposits	9,332,059	128,253	1.84%	7,862,053	77,342	1.32%
Time deposits	2,317,339	41,817	2.41%	1,092,975	13,413	1.64%
Total interest-bearing deposits	15,089,643	222,550	1.97%	11,935,414	123,343	1.38%
Other borrowings	3,110,761	57,234	2.46%	2,039,010	28,915	1.90%
Subordinated notes	281,890	12,573	5.96%	281,528	12,573	5.97%
Trust preferred subordinated debentures	113,406	3,863	4.55%	113,406	3,457	4.08%
Total interest-bearing liabilities	18,595,700	296,220	2.13%	14,369,358	168,288	1.57%
Demand deposits	8,333,719			8,034,509
Other liabilities	236,136			109,044
Stockholders’ equity	2,636,148			2,326,235
Total liabilities and stockholders’ equity	$29,801,704			$24,839,146
Net interest income(2)		$736,015			$678,603
Net interest margin			3.41%			3.78%
Net interest spread			2.65%			3.15%
Loan spread(3)			3.65%			4.07%

(1)	The loan averages include non-accrual loans and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

Volume/Rate Analysis
The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to differences in the average interest rate on those assets and liabilities.

	Three months ended September 30, 2019/2018			Nine months ended September 30, 2019/2018
	Net Change	Change due to(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income:
Investment securities	$1,418	$1,526	$(108)	$5,579	$4,193	$1,386
Loans held for sale	8,934	12,470	(3,536)	32,283	33,316	(1,033)
Loans held for investment, mortgage finance loans	18,945	24,400	(5,455)	44,418	52,497	(8,079)
Loans held for investment	9,953	7,870	2,083	79,849	38,387	41,462
Federal funds sold and securities purchased under resale agreements	(464)	(516)	52	(1,718)	(1,924)	206
Interest-bearing deposits in other banks	14,501	12,284	2,217	24,933	14,746	10,187
Total	53,287	58,034	(4,747)	185,344	141,215	44,129
Interest expense:
Transaction deposits	4,800	1,358	3,442	19,892	4,909	14,983
Savings deposits	15,656	9,618	6,038	50,911	15,373	35,538
Time deposits	8,477	4,419	4,058	28,404	12,598	15,806
Other borrowings	4,421	3,302	1,119	28,319	15,140	13,179
Long-term debt	—	5	(5)	406	15	391
Total	33,354	18,702	14,652	127,932	48,035	79,897
Net interest income	$19,933	$39,332	$(19,399)	$57,412	$93,180	$(35,768)

(1)	Yield/rate and volume variances are allocated to yield/rate.

(2)	Taxable equivalent rates used where applicable assuming a 21% tax rate.
Net Interest Income
Net interest income was $252.2 million for the three months ended September 30, 2019 compared to $232.2 million for the same period in 2018. The increase was primarily due to an increase in average earning assets of $6.8 billion, partially offset by an increase in average interest-bearing liabilities of $4.4 billion and the effect of increasing funding costs. The increase in average earning assets included a $1.1 billion increase in average loans held for sale, a $3.2 billion increase in average total loans held for investment, primarily from increases in average mortgage finance loans related to lower long-term interest rates, and an $2.4 billion increase in average liquidity assets. The increase in average interest-bearing liabilities included a $3.8 billion increase in average interest-bearing deposits and a $620.8 million increase in average other borrowings. Net interest margin for the three months ended September 30, 2019 was 3.16% compared to 3.70% for the same period in 2018. The decrease was primarily due to the effect of decreases in interest rates during the third quarter of 2019 on loan yields and higher funding costs compared to the third quarter of 2018.
The yield on total loans held for investment decreased to 4.87% for the three months ended September 30, 2019 compared to 5.06% for the same period in 2018, and the yield on earning assets decreased to 4.44% for the three months ended September 30, 2019 compared to 4.80% for the same period in 2018. The average cost of total deposits and borrowed funds increased to 1.31% for the third quarter of 2019 from 1.10% for the third quarter of 2018. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.13% for the third quarter of 2019 compared to 3.70% for the third quarter of 2018. The decrease was primarily a result of an increase in the cost of interest-bearing liabilities coupled with declining loan yields. Total funding costs, including all deposits, long-term debt and stockholders' equity increased to 1.25% for the third quarter of 2019 compared to 1.07% for 2018.

Net interest income was $731.3 million for the nine months ended September 30, 2019 compared to $674.2 million for the same period in 2018. The increase was primarily due to an increase in average earning assets of $4.8 billion and the effect of increases in interest rates on loan yields, partially offset by an increase in average interest-bearing liabilities of $4.2 billion and the effect of increasing funding costs. The increase in average earning assets included a $995.3 million increase in average loans held for sale, a $2.8 billion increase in average total loans held for investment and a $864.7 million increase in average liquidity assets. The increase in average interest-bearing liabilities included a $3.2 billion increase in average interest-bearing deposits and a $1.1 billion increase in average other borrowings. Net interest margin for the nine months ended September 30, 2019 was 3.41% compared to 3.78% for 2018. The decrease was primarily due to the effect of increases in interest rates on funding costs outpacing the increase in loan yields.
The yield on total loans held for investment increased to 5.13% for the nine months ended September 30, 2019 compared to 5.03% for the prior year period and the yield on earning assets increased to 4.78% for the nine months ended September 30, 2019 compared to 4.72% for the same period in 2018. The average cost of total deposits and borrowed funds increased to 1.41% for the nine months ended September 30, 2019 from 0.92% for the same period in 2018. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.37% for 2019 compared to 3.80% for 2018. The decrease was primarily a result of an increase in the cost of interest-bearing liabilities outpacing the growth in loan yields. Total funding costs, including all deposits, long-term debt and stockholders' equity increased to 1.34% for the nine months ended September 30, 2019 compared to 0.91% for the same period in 2018.
Non-interest Income

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Service charges on deposit accounts	$2,707	$3,477	$8,535	$9,619
Wealth management and trust fee income	2,330	2,065	6,468	5,996
Brokered loan fees	8,691	6,141	21,093	17,124
Servicing income	3,549	4,987	9,409	15,446
Swap fees	1,196	1,355	2,828	4,269
Net gain/(loss) on sale of loans held for sale	(6,011)	(444)	(12,502)	(7,847)
Other(1)	7,839	7,937	38,848	18,137
Total non-interest income	$20,301	$25,518	$74,679	$62,744

(1)	Other non-interest income includes such items as letter of credit fees, bank owned life insurance ("BOLI") income, dividends on FHLB and FRB stock and other general operating income.
Non-interest income decreased by $5.2 million during the three months ended September 30, 2019 to $20.3 million, compared to $25.5 million for the same period in 2018. This decrease was primarily due to a $5.6 million decrease in net gain/(loss) on sale of loans held for sale and a decrease of $1.4 million in servicing income, attributable to a decrease in MSRs associated with our MCA program, partially offset by a $2.6 million increase in brokered loan fees.
Non-interest income increased by $11.9 million during the nine months ended September 30, 2019 to $74.7 million, compared to $62.7 million for the same period in 2018. This increase was primarily due to a $20.7 million increase in other non-interest income, which included the settlement of $15.0 million in legal claims during the nine months ended September 30, 2019, and a $4.0 million increase in brokered loan fees, partially offset by a $6.0 million decrease in servicing income, attributable to a decrease in MSRs, a $4.7 million decrease in net gain/(loss) on sale of loans held for sale, a $1.4 million decrease in swap fees and a $1.1 million decrease in service charges. Swap fees are related to customer swap transactions, are received from the institution that is our counterparty on the transaction and fluctuate from time to time based on the number and volume of transactions closed during the year.
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

Non-interest Expense

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Salaries and employee benefits	$80,106	$77,327	$234,818	$222,268
Net occupancy expense	8,125	8,362	23,914	22,952
Marketing	14,753	10,214	40,548	29,127
Legal and professional	11,394	10,764	31,428	29,948
Communications and technology	10,805	7,435	31,025	21,211
FDIC insurance assessment	5,220	6,524	14,480	18,884
Servicing related expenses	8,165	4,207	19,613	12,379
Allowance and other carrying costs for OREO	2	(1,864)	2	467
Other(1)	10,800	13,174	35,481	37,998
Total non-interest expense	$149,370	$136,143	$431,309	$395,234

(1)	Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, insurance expenses and other general operating expenses.
Non-interest expense for the three months ended September 30, 2019 increased $13.2 million compared to the same period in 2018. The increase is primarily due to increases in salaries and employee benefits, marketing and communications and technology expenses, all of which were due to general business growth and continued build-out, as well as increases in servicing related expenses and allowance and other carrying costs for OREO, partially offset by decreases in FDIC insurance assessment and other non-interest expense. The increase in servicing related expenses is due to higher amortization expense resulting from higher mortgage prepayment rates, as well as an increase in impairment expense. The increase in allowance and other carrying costs for OREO expense is due to the reversal of a $2.0 million valuation allowance on a property sold during the third quarter of 2018.
Non-interest expense for the nine months ended September 30, 2019 increased $36.1 million compared to 2018. The increase is primarily due to increases in salaries and employee benefits, marketing, legal and professional and communication and technology expenses, all of which were due to general business growth and continued build-out, as well as an increase in servicing related expenses, partially offset by decreases in FDIC insurance assessment and other non-interest expense.
Analysis of Financial Condition
Loans Held for Investment
The following table summarizes our loans held for investment on a gross basis by portfolio segment:

	September 30, 2019	December 31, 2018
(in thousands)
Commercial	$10,377,952	$10,373,288
Mortgage finance	7,951,432	5,877,524
Construction	2,641,019	2,120,966
Real estate	3,513,799	3,929,117
Consumer	68,033	63,438
Equipment leases	266,600	312,191
Gross loans held for investment	$24,818,835	$22,676,524
Deferred income (net of direct origination costs)	(94,579)	$(108,450)
Allowance for loan losses	(190,138)	$(191,522)
Total loans held for investment, net	$24,534,118	$22,376,552
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

We originate a substantial majority of all loans held for investment, excluding mortgage finance loans. We also participate in syndicated loan relationships, both as a participant and as an agent. As of September 30, 2019, we had $2.6 billion in syndicated loans, $598.4 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of September 30, 2019, $6.1 million of our syndicated loans were on non-accrual.
Portfolio Geographic and Industry Concentrations
Although more than 50% of our total loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas, our Texas concentration remains significant. As of September 30, 2019, a majority of our loans held for investment, excluding mortgage finance loans and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this state. We also make loans to customers that are secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for loan losses.
Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-performing assets by type and by type of property securing the credit:

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Non-accrual loans(1)
Commercial
Oil and gas properties	$63,189	$37,532	$31,235
Assets of the borrowers	21,975	16,538	41,067
Inventory	18,133	21,300	30,182
Other	5,974	2,493	2,473
Total commercial	109,271	77,863	104,957
Real estate
Commercial property	1,167	988	1,015
Single family residences	1,452	1,469	1,500
Hotel/motel	8,757	—	—
Total real estate	11,376	2,457	2,515
Consumer	39	55	60
Total non-accrual loans	120,686	80,375	107,532
OREO	—	79	79
Total non-performing assets	$120,686	$80,454	$107,611
Restructured loans - accruing	$—	$—	$—
Loans held for investment past due 90 days and accruing(2)	$29,648	$9,353	$11,295
Loans held for sale past due 90 days and accruing(3)	$9,187	$16,829	$25,238

(1)
As of September 30, 2019, December 31, 2018 and September 30, 2018, non-accrual loans included $15.5 million, $20.0 million and $22.5 million, respectively, in loans that met the criteria for restructured.

(2)	At September 30, 2019, December 31, 2018 and September 30, 2018, loans past due 90 days and still accruing includes premium finance loans of $9.2 million, $9.2 million and $8.2 million, respectively.

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

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At September 30, 2019, we had $58.2 million in loans of this type, compared to $81.7 million at December 31, 2018 and $39.3 million at September 30, 2018.

Summary of Loan Loss Experience
The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of inherent losses in the loan portfolio at the balance sheet date. We recorded a provision for credit losses of $11.0 million during the third quarter of 2019, compared to $13.0 million in the third quarter of 2018.
The table below presents a summary of our loan loss experience:

Nine months ended September 30, 2019	Year ended December 31 2018	Nine months ended September 30, 2018
(in thousands except percentage and multiple data)
Allowance for loan losses:
Beginning balance	$191,522	$184,655	$184,655
Loans charged-off:
Commercial	62,678	79,692	45,273
Construction	—	—	—
Real estate	177	—	—
Consumer	—	767	767
Equipment leases	19	319	319
Total charge-offs	62,874	80,778	46,359
Recoveries:
Commercial	1,337	2,468	1,069
Construction	—	—	—
Real estate	—	69	43
Consumer	60	438	78
Equipment leases	10	33	32
Total recoveries	1,407	3,008	1,222
Net charge-offs	61,467	77,770	45,137
Provision for loan losses	60,083	84,637	50,788
Ending balance	$190,138	$191,522	$190,306
Allowance for off-balance sheet credit losses:
Beginning balance	$11,434	$9,071	$9,071
Provision for off-balance sheet credit losses	(2,083)	2,363	1,212
Ending balance	$9,351	$11,434	$10,283
Total allowance for credit losses	$199,489	$202,956	$200,589
Total provision for credit losses	$58,000	$87,000	$52,000
Allowance for loan losses to LHI	0.77%	0.85%	0.86%
Net charge-offs to average LHI	0.35%	0.37%	0.29%
Total provision for credit losses to average LHI	0.33%	0.42%	0.34%
Recoveries to total charge-offs	2.24%	3.72%	2.64%
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.11%	0.14%	0.13%
Combined allowance for credit losses to LHI	0.81%	0.90%	0.91%
Allowance as a multiple of non-performing loans	1.6	x	2.4	x	1.8	x
The allowance for credit losses, including the allowance for losses on unfunded commitments reported on the consolidated balance sheets in other liabilities, totaled $199.5 million at September 30, 2019, $203.0 million at December 31, 2018 and $200.6 million at September 30, 2018. The combined allowance as a percentage of loans held for investment decreased to 0.81% at September 30, 2019 from 0.91% at September 30, 2018 and 0.90% at December 31, 2018. The decline in the combined allowance as a percentage of loans held for investment for the first nine months of 2019 compared to the first nine months of 2018 is due primarily to an increase in loans held for investment.

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
Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, repurchase investment securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Balance Sheet Management Committee (“BSMC”), which take into account the demonstrated marketability of our assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2018 and the nine months ended September 30, 2019, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from Federal funds purchased and FHLB borrowings, which are generally used to fund mortgage finance assets. We also rely on the availability of the mortgage secondary market provided by Ginnie Mae and the GSEs to support the liquidity of our mortgage finance assets.
In accordance with our liquidity strategy, deposit growth and increases in borrowing capacity related to our mortgage finance loans have resulted in accumulating liquidity assets in recent periods. The following table summarizes the composition of liquidity assets:

(in thousands except percentage data)	September 30, 2019	December 31, 2018	September 30, 2018
Federal funds sold and securities purchased under resale agreements	$25,000	$50,190	$30,000
Interest-bearing deposits	4,968,185	2,815,684	2,585,570
Total liquidity assets	$4,993,185	$2,865,874	$2,615,570
Total liquidity assets as a percent of:
Total loans held for investment	20.2%	12.7%	11.9%
Total earning assets	15.4%	10.5%	10.0%
Total deposits	18.2%	13.9%	12.8%
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

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Deposits from core customers	$22,885,756	$17,015,541	$17,044,441
Deposits from core customers as a percent of total deposits	83.5%	82.6%	83.6%
Relationship brokered deposits	$2,430,543	$2,027,850	$1,813,000
Relationship brokered deposits as a percent of average total deposits	8.9%	9.8%	8.9%
Traditional brokered deposits	$2,097,004	$1,562,722	$1,528,196
Traditional brokered deposits as a percent of total deposits	7.6%	7.6%	7.5%
Average deposits from core customers(1)	$19,431,375	$17,504,922	$17,477,759
Average deposits from core customers as a percent of average total deposits	82.9%	86.6%	87.5%
Average relationship brokered deposits(1)	$2,190,618	$1,890,824	$1,878,614
Average relationship brokered deposits as a percent of average total deposits	9.4%	9.4%	9.4%
Average traditional brokered deposits(1)	$1,801,369	$817,857	$613,550
Average traditional brokered deposits as a percent of average total deposits	7.7%	4.0%	3.1%
(1)    Annual averages presented for December 31, 2018.
We have access to sources of traditional brokered deposits that we estimate to be $5.3 billion. Based on our internal guidelines, we have chosen to limit our use of these sources to a lesser amount. We have increased our use of traditional brokered deposits in 2018 and 2019 in response to favorable rates available in that market relative to other available funding sources.

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

(in thousands)	September 30, 2019
Federal funds purchased	$127,800
Repurchase agreements	12,167
FHLB borrowings	2,500,000
Line of credit	—
Total short-term borrowings	$2,639,967
Maximum short-term borrowings outstanding at any month-end during 2019	5,816,421
The following table summarizes our other borrowing capacities net of balances outstanding. As of September 30, 2019, all are scheduled to mature within one year.

(in thousands)	September 30, 2019
FHLB borrowing capacity relating to loans	$9,080,641
FHLB borrowing capacity relating to securities	610
Total FHLB borrowing capacity(1)	$9,081,251
Unused Federal funds lines available from commercial banks	$1,340,000
Unused Federal Reserve borrowings capacity	$3,957,357
Unused revolving line of credit(2)	$130,000

(1)	FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and also certain pledged securities.

(2)
Unsecured revolving, non-amortizing line of credit with maturity date of December 17, 2019. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the nine months ended September 30, 2019.

Our equity capital averaged $2.7 billion for the three months ended September 30, 2019 as compared to $2.4 billion for the same period in 2018. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
For additional information regarding our capital and stockholders' equity, see Note 9 - Regulatory Restrictions in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Commitments and Contractual Obligations
The following table presents, as of September 30, 2019, significant fixed and determinable contractual obligations to third parties by payment date. Amounts in the table do not include accrued or accruing interest. See Note 7 - Leases for details of contractual lease obligations.

(In thousands)	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Deposits without a stated maturity	$24,669,330	$—	$—	$—	$24,669,330
Time deposits	2,692,942	49,170	1,856	5	2,743,973
Federal funds purchased and customer repurchase agreements	139,967	—	—	—	139,967
FHLB borrowings	2,500,000	—	—	—	2,500,000
Subordinated notes	—	—	—	282,038	282,038
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total contractual obligations	$30,002,239	$49,170	$1,856	$395,449	$30,448,714
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
We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 - Operations and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in our 2018 Form 10-K. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policy noted below could be deemed to meet the SEC’s definition of a critical accounting policy.
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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of September 30, 2019, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
September 30, 2019

(in thousands)	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Interest-bearing deposits in other banks, federal funds sold and securities purchased under resale agreements	$4,993,185	$—	$—	$—	$4,993,185
Investment securities(1)	26,438	1,192	144	210,248	238,022
Total variable loans	23,976,894	153,583	48,530	316,018	24,495,025
Total fixed loans	238,343	1,271,209	304,002	1,184,481	2,998,035
Total loans(2)	24,215,237	1,424,792	352,532	1,500,499	27,493,060
Total interest sensitive assets	$29,234,860	$1,425,984	$352,676	$1,710,747	$32,724,267
Liabilities:
Interest-bearing customer deposits	$14,379,758	$—	$—	$—	$14,379,758
CDs & IRAs	249,490	346,448	49,170	1,861	646,969
Traditional brokered deposits	2,097,004	—	—	—	2,097,004
Total interest-bearing deposits	16,726,252	346,448	49,170	1,861	17,123,731
Repurchase agreements, Federal funds purchased, FHLB borrowings	2,639,967	—	—	—	2,639,967
Subordinated notes	—	—	—	282,038	282,038
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	2,639,967	—	—	395,444	3,035,411
Total interest sensitive liabilities	$19,366,219	$346,448	$49,170	$397,305	$20,159,142
GAP	$9,868,641	$1,079,536	$303,506	$1,313,442	$—
Cumulative GAP	$9,868,641	$10,948,177	$11,251,683	$12,565,125	$12,565,125

Demand deposits					10,289,572
Stockholders’ equity					2,757,433
Total					$13,047,005

(1)	Investment securities based on fair market value.

(2)	Total loans includes loans held for investments, stated at gross, and loans held for sale.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	September 30, 2019			September 30, 2018
(in thousands)	100 bps Increase	200 bps Increase	100 bps Decrease	100 bps Increase	200 bps Increase	100 bps Decrease
Change in net interest income	$97,080	$194,542	$(99,756)	$106,977	$214,641	$(111,867)
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
Our business relies upon a large volume of loans, derivative contracts and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value. In 2017, the U.K. Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known; however, the primary instruments that may be impacted include loans, securities, borrowings and derivatives indexed to LIBOR that mature after December 31, 2021. We have established a working group, consisting of key stakeholders from throughout the company, to monitor developments relating to LIBOR uncertainty and changes and to guide the Bank's response. This team is currently working to gain an understanding of the specific products, information technology systems, borrowing arrangements and legal agreements that will be impacted by the change.

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
The Company has described in the 2018 Form 10-K the primary risks related to its business and securities, and periodically updates those risks. Provided below is an update to the Company's risk factors as previously disclosed in the 2018 Form 10-K.
We may be adversely affected by changes in the method of determining the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, for our variable rate loans, derivative contracts and other financial assets and liabilities.
Our business relies upon a large volume of loans, derivative contracts and other financial instruments which are directly or indirectly dependent on LIBOR to establish their interest rate and/or value. The U.K. Financial Conduct Authority announced in 2017 that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict whether banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. It is expected that a transition away from the widespread use of LIBOR to alternative rates is likely to occur during the next several years.
While we have established a working group consisting of key stakeholders from throughout the company to monitor developments relating to LIBOR uncertainty and changes and to guide the Bank’s response, the impact of these developments on our business and financial results is not yet known. The transition from LIBOR may cause us to incur increased costs and additional risk. Uncertainty as to the nature of alternative reference rates and as to potential changes in or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans originated prior to 2021. If LIBOR rates are no longer available, any successor or replacement interest rates may perform differently, which may affect our net interest income, change our market risk profile and require changes to our risk, pricing and hedging strategies. Any failure to adequately manage this transition could adversely impact our reputation.

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
Date: October 17, 2019

/s/ Julie Anderson
Julie Anderson
Chief Financial Officer
(Duly authorized officer and principal financial officer)