Form 10-K
period 2019-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2020-02-12
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2019

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
Securities registered under Section 12(g) of the Exchange Act: None
Indicate by check mark if the issuer is a well-known seasoned issuer pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☒        No  ☐
Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐        No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒        ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒
As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $3,070,019,000. There were 50,345,627 shares of the registrant’s common stock outstanding on February 11, 2020.

ITEM 1.	BUSINESS
Background
The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Forward-Looking Statements,” “Additional Information about the Merger and Where to Find It” and “Participants in the Solicitation” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.
Texas Capital Bancshares, Inc. (“we,” “us,” “TCBI” or the “Company”), a Delaware corporation organized in 1996, is the parent of Texas Capital Bank, National Association (the “Bank”). The Company is a registered bank holding company and a financial holding company.
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
Merger with Independent Bank Group, Inc.
On December 9, 2019, the Company entered into an Agreement and Plan of Merger, which we refer to as the merger agreement, with Independent Bank Group, Inc. ("IBTX") under which the companies will combine in an all-stock merger of equals, with IBTX as the surviving entity, which we refer to as the merger. Immediately following the merger, the Bank will merge with and into IBTX’s wholly owned subsidiary, Independent Bank, with Independent Bank as the surviving bank. The name of the surviving entity will be Independent Bank Group, Inc. and the name of the surviving bank will be Texas Capital Bank. The surviving bank will be operated under the name Independent Financial in Colorado and under the name Texas Capital Bank in Texas. The surviving entity will trade under the Independent Bank Group ticker symbol "IBTX" on the Nasdaq Global Select Market.
The merger agreement was unanimously approved by each company's board of directors. The merger is expected to close in mid-2020, subject to satisfaction of customary closing conditions, including receipt of customary regulatory approvals and approval of the merger agreement by the stockholders of TCBI and IBTX, respectively.
Under the terms of the merger agreement, at the effective time of the merger, each share of common stock, par value $0.01 per share, of TCBI outstanding immediately prior to the effective time, other than certain shares held by TCBI or IBTX, will be converted into the right to receive the merger consideration of 1.0311 shares of common stock, par value $0.01 per share, of IBTX. Holders of TCBI common stock will receive cash in lieu of fractional shares.
At the effective time of the merger, (i) each outstanding share of 6.50% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, of TCBI, which we refer to as TCBI preferred stock, will be automatically converted into the right to receive one share of a newly issued series of IBTX preferred stock having substantially the same terms as such share of TCBI preferred stock, which we refer to as IBTX Series B preferred stock (taking into account that TCBI will not be the surviving entity in the merger and any adjustment to the right of optional redemption by IBTX that is reasonably necessary to obtain Tier 1 Capital treatment of the IBTX Series B preferred stock from the Board of Governors of the Federal Reserve System, which we refer to as the Federal Reserve, for such preferred stock), and (ii) unless otherwise agreed between TCBI and IBTX, each outstanding TCBI equity award under TCBI’s equity compensation plans outstanding at the time the merger agreement was signed will vest and be converted into the right to receive the merger consideration (or, in the case of cash-settled TCBI equity awards, an amount in cash determined based on the value of the merger consideration) in respect of each share of TCBI common stock underlying such TCBI equity award (and in the case of TCBI stock appreciation rights, less the applicable exercise price). Any performance goals applicable to such TCBI equity awards will be deemed satisfied at the effective time of the merger based on the greater of target and actual performance.
The merger agreement also provides, among other things, that as of the effective time, David R. Brooks, the current IBTX Chairman, President and Chief Executive Officer, will be the Chairman, President and Chief Executive Officer of the surviving entity and surviving bank and that Larry L. Helm, the current TCBI Chairman, will serve as the lead independent director of the surviving entity. The merger agreement also provides that, as of the effective time, Keith Cargill, the President and Chief

Executive Officer, will serve as Special Advisor to the Chairman, President and Chief Executive Officer of the surviving entity and surviving bank. The board of directors of IBTX following the merger will be comprised of 13 directors, of which seven will be former members of the board of directors of TCBI and six will be former members of the board of directors of IBTX.
The merger agreement contains customary representations and warranties from both TCBI and IBTX, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of its business during the interim period between the execution of the merger agreement and the effective time of the merger, (2) its obligation to call a meeting of its stockholders to adopt the merger agreement, and, subject to certain exceptions, to recommend that its stockholders adopt the merger agreement, and (3) its non-solicitation obligations related to alternative acquisition proposals.
The completion of the merger is subject to customary conditions, including (1) adoption of the merger agreement by TCBI's stockholders and by IBTX’s shareholders, (2) authorization for listing on the Nasdaq Global Select Market of the shares of IBTX common stock and IBTX Series B preferred stock to be issued in the merger, subject to official notice of issuance, (3) the receipt of required regulatory approvals, including the approval of the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”), the Texas Commissioner of Banks and the Texas Department of Banking, (4) effectiveness of the registration statement on Form S-4 for the IBTX common stock and IBTX Series B preferred stock to be issued in the merger, and (5) the absence of any order, injunction, decree or other legal restraint preventing the completion of the merger or making the completion of the merger illegal. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including (a) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (b) performance in all material respects by the other party of its obligations under the merger agreement and (c) receipt by such party of an opinion from its counsel to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
The merger agreement provides certain termination rights for both TCBI and IBTX and further provides that a termination fee of $115.0 million may be payable by the party, terminating, or causing the termination of, the merger agreement under certain circumstances.
The foregoing description of the merger agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the merger agreement, which is attached as Exhibit 2.1 to the Form 8-K filed by the Company on December 13, 2019. The merger agreement should not be read alone, but should instead be read in conjunction with the other information regarding TCBI, IBTX, their respective affiliates and their respective businesses, the merger agreement and the merger contained in, or incorporated by reference into, the Registration Statement on Form S-4 filed by IBTX with the Securities and Exchange Commission, which we refer to as the SEC, that includes a joint proxy statement of IBTX and TCBI and a prospectus of IBTX, as well as in the Annual Reports on Forms 10-K, the Quarterly Reports on Forms 10-Q and other filings that each of IBTX and TCBI has made with the SEC.
Please refer to Item 1A, “Risk Factors-Merger-Related Risks,” for a discussion of certain risks related to the proposed Merger.
Growth History
We have grown substantially in both size and profitability since our formation. The table below sets forth data regarding the growth of key areas of our business for the past five years:

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Loans held for sale	$2,577,134	$1,969,474	$1,011,004	$968,929	$86,075
Loans held for investment, mortgage finance	8,169,849	5,877,524	5,308,160	4,497,338	4,966,276
Loans held for investment, net	16,476,413	16,690,550	15,366,252	13,001,011	11,745,674
Assets	32,548,069	28,257,767	25,075,645	21,697,134	18,903,821
Demand deposits	9,438,459	7,317,161	7,812,660	7,994,201	6,386,911
Total deposits	26,478,593	20,606,113	19,123,180	17,016,831	15,084,619
Stockholders’ equity	2,832,258	2,500,394	2,202,721	2,009,557	1,623,533

The following table provides information about the growth of our loans held for investment ("LHI") portfolio by type of loan for the past five years:

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Commercial	$10,230,828	$10,373,288	$9,189,811	$7,291,545	$6,672,631
Total real estate	6,008,040	6,050,083	5,960,785	5,560,909	4,990,914
Construction	2,563,339	2,120,966	2,166,208	2,098,706	1,851,717
Real estate term	3,444,701	3,929,117	3,794,577	3,462,203	3,139,197
Mortgage finance	8,169,849	5,877,524	5,308,160	4,497,338	4,966,276
Equipment leases	256,462	312,191	264,903	185,529	113,996
Consumer	71,463	63,438	48,684	34,587	25,323
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
National Lines of Business
While the Texas market continues to be central to the growth and success of our company, we have developed several lines of business, including mortgage finance, mortgage correspondent aggregation ("MCA"), homebuilder finance, insurance premium finance, lender finance, asset-based lending and escrow services, that offer specialized loan and deposit products to businesses regionally and throughout the nation. We believe this helps us mitigate our geographic concentration risk in Texas. We continue to seek opportunities to develop additional lines of business that leverage our capabilities and are consistent with our business strategy. Most recently, we launched Bask Bank, an all-digital branch of our Bank that offers depositors American Airlines AAdvantage® miles instead of interest.
Business Strategy
Drawing on the business and community ties of our management and their banking experience, our strategy has been to grow an independent bank that has focused primarily on middle market business customers and successful professionals and entrepreneurs in each of the five major metropolitan markets of Texas as well as our national lines of business. To achieve this, we have employed the following strategies:

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

The merger with IBTX is intended to augment our strategy by delivering:

•
enhanced scale to drive growth and improve profitability, creating the largest Texas-headquartered bank by Texas deposits, with a significant presence in Colorado, and providing a strong foundation to better manage risk and serve clients across business lines through further investment in technology;

•
a more diversified mix of business supported by a full-service financial institution with extensive strategic and client coverage, including enhancing the revenue mix by diversifying each company’s client base, business lines and loan and funding concentrations;

•	a strengthened core deposits franchise, allowing for a more stable source of funds and increased optionality to compete in a dynamic market environment;

•	presence in attractive, fast growing Texas markets that constitute five of the top 10 fastest growing MSAs in the United States;

•
an experienced combined management team having a strong track record of organic growth and high performance, including significant experience successfully executing and integrating transformative transactions;

•	strong cultures of collaboration and entrepreneurial spirit supporting the delivery of premier and differentiated client experiences; and

•	commitment to our important community relationships built over decades, continuing our investments in local programs and communities.
Products and Services
We offer a variety of loan, deposit account and other financial products and services to our customers.
Business Customers.    We offer a full range of products and services oriented to the needs of our business customers, including:

•	commercial loans for general corporate purposes including financing for working capital, internal growth, acquisitions and financing for business insurance premiums;

•	real estate term and construction loans;

•	mortgage warehouse lending;

•	mortgage correspondent aggregation;

•	equipment finance and leasing;

•	treasury management services, including online banking and debit and credit card services;

•	escrow services; and

•	letters of credit.
Individual Customers.    We also provide complete banking services for our individual customers, including:

•	personal wealth management and trust services;

•	certificates of deposit and IRAs;

•	interest-bearing and non-interest-bearing checking accounts;

•	traditional money market and savings accounts;

•	loans, both secured and unsecured;

•	online and mobile banking; and

•	Bask Bank, an all-digital branch offering depositors American Airlines AAdvantage® miles instead of interest.
Lending Activities
We target our lending to middle market businesses and successful professionals and entrepreneurs that meet our credit standards. The credit standards are set by our standing Credit Policy Committee with the assistance of our Bank’s Chief Credit Officer, who is charged with ensuring that credit standards are met by loans in our portfolio. Our Credit Policy Committee is comprised of senior Bank officers including our Bank’s Texas President/Vice Chairman, our Bank's Chief Risk Officer and our Bank’s Chief Credit Officer, and is subject to oversight by the Risk Committee of the Company's board of directors. We believe we maintain an appropriately diversified loan portfolio. Credit policies and underwriting guidelines are tailored to address the unique risks associated with each industry represented in the portfolio.

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
We generally extend variable rate loans in which the interest rate fluctuates with a specified reference rate such as the United States prime rate or the London Interbank Offered Rate (LIBOR) and frequently provide for a minimum floor rate. Our use of variable rate loans is designed to protect us from risks associated with interest rate fluctuations since the rates of interest earned will automatically reflect such fluctuations. In 2017, the U.K. Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known. We have established a working group, consisting of key stakeholders from throughout our Bank, to monitor developments relating to LIBOR uncertainty and changes and to guide our Bank's response.
Deposit Products
We offer a variety of deposit products and services to our customers with terms, including interest rates, which are competitive with other banks. Our business deposit products include commercial checking accounts, lockbox accounts, cash concentration accounts and other treasury management services, including online banking. Our treasury management online system offers information services, wire transfer initiation, ACH initiation, account transfer and service integration. Our consumer deposit products include checking accounts, savings accounts, money market accounts and certificates of deposit. We also allow our consumer deposit customers to access their accounts, transfer funds, pay bills and perform other account functions through online and mobile banking.
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
Employees
As of December 31, 2019, we had 1,738 full-time employees. None of our employees is represented by a collective bargaining agreement and we consider our relations with our employees to be good.
Regulation and Supervision
General.    We and our Bank are subject to extensive federal and state laws and regulations that impose specific requirements on us and provide regulatory oversight of virtually all aspects of our operations. These laws and regulations generally are intended for the protection of depositors, the deposit insurance fund ("DIF") of the FDIC and the stability of the U.S. banking system as a whole, rather than for the protection of our stockholders and creditors.
The following discussion summarizes certain laws, regulations and policies to which we and our Bank are subject. It does not address all applicable laws, regulations and policies that affect us currently or might affect us in the future. This discussion is qualified in its entirety by reference to the full texts of the laws, regulations and policies described.
The Company’s activities are governed by the Bank Holding Company Act of 1956, as amended (“BHCA”). We are subject to regulation, supervision and examination by the Federal Reserve pursuant to the BHCA. We file quarterly reports and other information with the Federal Reserve. We file reports with the SEC and are subject to its regulation with respect to our securities, financial reporting and certain governance matters. Our securities are listed on the Nasdaq Global Select Market, and we are subject to Nasdaq rules for listed companies.
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
Bank Holding Company Regulation.    The BHCA limits our business to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be closely related to banking. We have elected to register with the Federal Reserve as a financial holding company. This authorizes us to engage in any activity that is either (i) financial in nature or incidental to such financial activity, as determined by the Federal Reserve, or (ii) complementary to a financial activity, so long as the activity does not pose a substantial risk to the safety and soundness of our Bank or the financial system generally, as determined by the Federal Reserve. Examples of non-banking activities that are financial in nature include securities underwriting and dealing, insurance underwriting, providing investment and financial advice, leasing personal property and making merchant banking investments.
We are not at this time exercising the powers authorized for a financial holding company at the parent company level.
We, through our Bank, engage in traditional banking activities that are deemed financial in nature. In order for us to undertake new activities permitted by the BHCA, we and our Bank must be considered "well capitalized" (as defined below) and well managed, our Bank must have received a rating of at least "satisfactory" in its most recent examination under the Community Reinvestment Act and we must notify the Federal Reserve within thirty days of engaging in the new activity. We do not currently expect to engage in any non-banking activities at the holding company level.
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
If, in the opinion of the applicable federal bank regulatory authorities, a depository institution or holding company is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends or repurchase or redemptions of securities), such authority may require, generally after notice and hearing, that such institution or holding company cease and desist such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s or holding company’s capital base to an inadequate level would be such an unsafe or unsound banking practice. Moreover, the Federal Reserve and the FDIC have issued policy statements providing that financial holding companies and insured depository institutions generally should only pay dividends out of current operating earnings. Federal Reserve regulations require that the Company provide prior notice to or obtain the prior approval of the Federal Reserve for redemptions or repurchases of its equity securities, and prohibit such actions if they would deplete the Company's capital or impair its ability to serve as a source of strength for our Bank.
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
The Basel III Capital Rules set the risk-based capital requirement and the total risk-based capital requirement to a minimum of 6.0% and 8.0%, respectively, plus a capital conservation buffer of 2.5% producing targeted ratios of 8.5% and 10.5%, respectively, which were fully phased-in as of January 1, 2019 and for subsequent years. The leverage ratio requirement under the Basel III Capital Rules is 4.0%. In order to be well capitalized under the rules now in effect, our Bank must maintain CET1, Tier 1 and total capital ratios that are equal to or greater than 7.0%, 8.5% and 10.5%, respectively, and a leverage ratio equal to or greater than 5.0%. See “Selected Consolidated Financial Data - Capital and Liquidity Ratios.”
Additionally, the Basel III Capital Rules specify a capital conservation buffer with respect to each of the CET1, Tier 1 and total capital to risk-weighted assets ratios, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. The 2.5% capital conservation buffer was implemented over a three year phase-in period that began on January 1, 2016 and concluded on January 1, 2019. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.
We have met the capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis since we commenced filing applicable reports with the FDIC and OCC. At December 31, 2019 our Bank's CET1 ratio was 8.96% and its total risk-based capital ratio was 10.92% and, as a result, it is currently classified as "well capitalized" for purposes of the OCC's prompt corrective action regulations.
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

•	Adequately capitalized - equals or exceeds an 8% total risk-based capital ratio, 6% Tier 1 risk-based capital ratio, and 4% leverage ratio;

•	Undercapitalized - total risk-based capital ratio of less than 8%, or a Tier 1 risk-based ratio of less than 6%, or a leverage ratio of less than 4%;

•	Significantly undercapitalized - total risk-based capital ratio of less than 6%, or a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 3%; and

•	Critically undercapitalized - a ratio of tangible equity to total assets equal to or less than 2%.
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
Federal bank regulatory agencies are required to implement arrangements for prompt corrective action for institutions failing to meet minimum requirements to be at least adequately capitalized. FDICIA imposes an increasingly stringent array of restrictions, requirements and prohibitions as an organization’s capital levels deteriorate. A bank rated "adequately capitalized" or below may not accept, renew or roll over brokered deposits. A "significantly undercapitalized" institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The OCC has only very limited discretion in dealing with a "critically undercapitalized" institution and generally must appoint a receiver or conservator (the FDIC) if the capital deficiency is not corrected promptly.
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
Our Bank’s leverage ratio was 8.2% at December 31, 2019 and, as a result, it is currently classified as “well capitalized” for purposes of the OCC’s prompt corrective action regulations.

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
While the LCR and NSFR tests are not currently applicable to our Bank, and the proposed rules would increase substantially the $50 billion asset threshold, other relevant measures of liquidity are monitored by management and are reported to our board of directors. Regulators may change capital and liquidity requirements, including previous interpretations of practices related to risk weights, which could require an increase in liquid assets or in the necessary capital to support the assets held by our Bank. Regulators could also require us to make retroactive adjustments to financial statements and reported capital ratios to reflect such changes.
Stress Testing.    Pursuant to the Dodd-Frank Act and regulations published by the Federal Reserve and OCC, we were required to conduct an annual “stress test” of capital and consolidated earnings and losses under a base case and two severely adverse stress scenarios provided by bank regulatory agencies during the years 2016 to 2018. In response to this requirement we developed dedicated staffing, economic models, policies and procedures to implement stress testing on an annual basis, the results of which were furnished to regulators and published on our website, as well as conducting stress tests for internal use based upon economic scenarios we developed. The Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) enacted in 2018, which amended portions of the Dodd-Frank Act, and subsequently adopted enabling regulations terminated our stress testing requirements. We continue to perform certain stress tests internally and have incorporated the economic models and information developed through our stress testing program into our risk management and business, capital and liquidity planning activities, which are subject to continuing regulatory oversight.
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

•	allows insurers and other financial services companies to acquire banks;

•	removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies;

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations; and

•	directs bank regulators to prescribe standards for the security of consumer information.
The Gramm-Leach-Bliley Act also modifies other current financial laws, including laws related to financial privacy.
Privacy and Data Security.    The financial privacy provisions of the Gramm-Leach-Bliley Act generally prohibit financial institutions, including our Bank, from disclosing non-public personal financial information to non-affiliated third parties unless customers have the opportunity to “opt out” of the disclosure and have not elected to do so. Our Bank is required to comply with state laws regarding consumer privacy if they are more protective than the Gramm-Leach-Bliley Act. An increasing number of state laws and regulations have been enacted in recent years to implement privacy and cybersecurity standards and regulations, including data breach notification and data privacy requirements. Other nations in which our customers do business, such as the European Union, have adopted similar requirements. This trend of state-level and international activity is expected to continue to expand, requiring continual monitoring of developments in the states and nations in which our customers are located and ongoing investments in our information systems and compliance capabilities.

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
The USA Patriot Act, the International Money Laundering Abatement and Financial Anti-Terrorism Act and the Bank Secrecy Act.    A major focus of U.S. government policy regarding financial institutions in recent years has been combating money laundering, terrorist financing and other illegal payments. The USA Patriot Act of 2001 and the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 substantially broadened the scope of United States anti-money laundering laws and penalties, specifically related to the Bank Secrecy Act of 1970, and expanded the extra-territorial jurisdiction of the U.S. government in this area. Regulations issued under these laws impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and other suspicious activity and to verify the identity of their customers and apply additional scrutiny to customers considered to present greater than normal risk. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with relevant laws or regulations, could have serious legal, reputational and financial consequences for the institution. Because of the significance of regulatory emphasis on these requirements, we have expended, and expect to continue to expend, significant staffing, technology and financial resources to maintain programs designed to ensure compliance with applicable laws and regulations and an effective audit function for testing our compliance with the Bank Secrecy Act on an ongoing basis.
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
Restrictions on Payment of Dividends by Our Bank.    The sole source of funding of our parent company financial obligations has consisted of proceeds of capital markets transactions and cash payments from our Bank for debt service and dividend payments with respect to our Bank's preferred stock issued to the Company. We may in the future seek to rely upon receipt of dividends paid by our Bank to meet our financial obligations. Our Bank is subject to statutory dividend restrictions. Under such restrictions, national banks may not, without the prior approval of the OCC, declare dividends in excess of the sum of the current year’s net profits plus the retained net profits from the prior two years, less any required transfers to surplus. The Basel III Capital Rules further limit the amount of dividends that may be paid by our Bank. In addition, under the FDICIA, our Bank may not pay any dividend if it is undercapitalized or if payment would cause it to become undercapitalized.
Limits on Compensation.    The Federal Reserve, OCC and FDIC in 2010 issued comprehensive final guidance on incentive compensation policies for executive management of banks and bank holding companies. This guidance was intended to ensure that the incentive compensation policies of banking organizations do not undermine their safety and soundness by encouraging excessive risk-taking. The objective of the guidance is to assure that incentive compensation arrangements (i) provide incentives that do not encourage excessive risk-taking, (ii) are compatible with effective internal controls and risk management and (iii) are supported by strong corporate governance, including oversight by the board of directors. In 2016, the Federal Reserve and the FDIC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2019, these rules have not been implemented.
Deposit Insurance.    Our Bank’s deposits are insured by the FDIC up to limits established by applicable law, currently $250,000 per depositor. The FDIC determines quarterly deposit insurance assessments consisting of a percentage of an assessment base equal to our Bank’s average consolidated total assets less average tangible equity capital and the assignment of one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. The FDIC has the discretion to adjust an institution’s risk rating. For 2019, minimum and maximum assessment rates (inclusive of possible adjustments) for institutions the size of our Bank ranged from 1.5 to 40 basis points. As a “large” institution for purposes of determining FDIC insurance assessments, our Bank was until December 31, 2018, subject to additional surcharges to rebuild the DIF to a reserve ratio (DIF balance divided by total insured deposits) equal to 1.35%.
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
Merger-Related Risks
The consummation of the merger is contingent upon the satisfaction of a number of conditions, including shareholder and regulatory approvals, that may be outside of TCBI’s or IBTX’s control and that TCBI and IBTX may be unable to satisfy or obtain or which may delay the consummation of the merger or result in the imposition of conditions that could reduce the anticipated benefits from the merger or cause the parties to abandon the merger.
We face risks and uncertainties related to the proposed merger with Independent Bank Group, Inc. Before the transactions contemplated in the merger agreement with IBTX can be completed, approvals must be obtained from regulatory authorities, including the Federal Reserve, the FDIC and the Texas Department of Banking, and from our stockholders, and all conditions to the closing of the transaction included in the merger agreement must have been satisfied or waived. The required regulatory approvals may impose additional conditions, limitations, obligations or costs on the surviving entity, place restrictions on the conduct of the business of the surviving entity or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that our or IBTX’s regulators will not impose any such additional conditions, limitations, obligations or restrictions, or that they will not have the effect of delaying or preventing the completion of the merger, imposing additional material costs on or materially limiting the revenues of the surviving entity following the merger or otherwise reducing the anticipated benefits of the merger.
Uncertainties about the effects of the merger may impair our ability to attract, retain and motivate key personnel until the merger is consummated and for a period of time thereafter, and could cause customers and others who work with us to seek to change their existing business relationships with us. It is not unusual for competitors to use mergers as an opportunity to target the merging parties’ customers and to hire certain of their employees. Employee retention may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their roles with the surviving entity following the merger.
The merger agreement contains provisions that restrict each company's ability to, among other things, initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, subject to certain exceptions generally related to its board of directors’ exercise of fiduciary duties, engage in any negotiations concerning, or provide any confidential information relating to, any alternative acquisition proposals. These provisions, which include a $115.0 million termination fee payable under certain circumstances, may discourage any potential competing acquirer having an interest in acquiring us from proposing a transaction, or may result in the offer of a lower per share price to acquire us than might otherwise have been proposed.
We may fail to realize all of the anticipated benefits of the merger, or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating with IBTX. We and IBTX have operated, and until the completion of the merger will continue to operate, independently, subject to terms of the merger agreement imposing specific limitations on certain actions of each party without the consent of the other party. A significant portion of the anticipated benefit of the merger is attributable to anticipated cost savings from the integration of the two companies and elimination of duplicated costs and business functions. There is no assurance that our businesses can be integrated successfully or that the expected cost reductions can be realized. The integration process may result in the loss of key employees of each company, the loss of customers, the disruption of each company’s ongoing business, inconsistencies in standards, controls, policies and procedures, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. If we experience difficulties in the integration process, including those listed in the prior sentence, we may fail to realize the anticipated benefits of the merger in a timely manner or at all. The success of the merger will depend on, among other things, the ability of the surviving entity following the merger to operate its businesses in a manner that facilitates growth and realizes cost savings.
The merger agreement may be terminated in accordance with its terms and the merger may not be completed. The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger, including the approval of the merger agreement by TCBI’s stockholders and by IBTX’s shareholders; the receipt of authorization for listing on the Nasdaq of the shares of IBTX common stock and IBTX Series B preferred stock to be issued in the merger; the receipt of all required regulatory approvals; the effectiveness of the registration statement on Form S-4 for the IBTX common stock and IBTX preferred stock to be issued in the merger; the absence of any order, injunction, decree or other legal restraint preventing the completion of the merger or making the completion of the merger illegal; subject to certain exceptions, the accuracy of the representations and warranties under the merger agreement; our and IBTX’s performance in all material respects of our and their respective obligations under the merger agreement; and each of our and IBTX’s receipt of a tax opinion to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. The conditions to the closing of the merger included in the merger agreement may not be fulfilled in a timely manner or at all, and, accordingly, the merger may be delayed or may not be completed.
We and IBTX may elect to terminate the merger agreement under certain circumstances. Among other situations, if the merger is not completed by December 31, 2020, either we or IBTX may choose not to proceed with the merger (unless the failure of the closing to occur by such date was due to the failure of the party seeking to terminate the merger agreement to perform or observe the obligations, covenants and agreements of such party set forth in the merger agreement). We and IBTX can also mutually decide to terminate the merger agreement at any time. If the merger agreement is terminated, under certain circumstances, we may be required to pay a termination fee of $115.0 million to IBTX.
The value to be recognized by our stockholders from the merger is subject to material uncertainties. The merger agreement provides that upon the closing of the merger our stockholders will receive 1.0311 shares of IBTX common stock for each share of our common stock that they own at that time. The exchange rate for the conversion of our common stock into IBTX common stock was set in early December 2019 based upon information available to the boards of directors and financial advisors of each company at that time. The market price of our common stock and of IBTX common stock is subject to substantial fluctuations in response to variety of factors that are inherently unpredictable and outside of our control, including changes in our and IBTX’s business, operations and prospects, and regulatory considerations, the historical and anticipated future financial results of our respective banking operations and general market and economic developments affecting Texas, United States and international businesses and financial markets. The substantial differences between our business and the business of IBTX will subject our stockholders to new and different risks than those with which they are familiar. A period of months may transpire between the date that our stockholders are asked to approve the merger and the date that the merger is consummated, during which time the value of the merger consideration received by our stockholders will continue to fluctuate. As a result, at the time of our special meeting of stockholders to vote to approve the merger agreement, our stockholders will not until the closing of the merger know the precise value of the merger consideration they will receive, which could be materially different than the market value at the time of the merger vote and the market value at the time the exchange ratio was set.
Failure to complete the proposed merger with IBTX could negatively impact our business, financial results and stock price. If the proposed merger is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the merger, we would be subject to a number of related risks, including the following:

•	we may be required, under certain circumstances, to pay IBTX a termination fee of $115.0 million under the merger agreement, which may adversely affect the price of our common stock;

•
we will have incurred substantial expenses and will be required to pay significant costs relating to the merger, whether or not it is completed, such as legal, accounting, due diligence, financial advisor and printing fees;

•
the merger agreement places certain restrictions on the conduct of our business prior to completion of the merger, which may adversely affect our ability to execute certain of our business strategies and cause certain other initiatives to be delayed or abandoned;

•
matters relating to the merger require substantial commitments of time and resources by our management team that could have been and could be devoted to the pursuit of other opportunities beneficial to us as an independent company; and

•
we may be subject to negative reactions from the financial markets and from our customers and employees that could materially affect our business, financial results and stock price; the market price of our common stock could decline to the extent that current market prices of our common stock reflect a market assumption that the merger will be completed.

Litigation could prevent or delay the closing of the proposed merger or otherwise negatively impact our business and operations. We may be subject to legal proceedings related to the agreed terms of the proposed merger, the manner in which the merger was considered and approved by our board of directors or any failure to complete the merger or perform our obligations under the merger agreement. Such litigation could delay or block the consummation of the merger, have an adverse effect on our financial condition and impose material costs on us or the surviving entity. Any delay in completing the merger could cause us not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the merger is successfully completed within its expected time frame.
Our future results will suffer if we do not effectively manage our expanded operations following the merger. Following the merger, the size of our business will increase significantly beyond its current size. The future success of the surviving entity depends, in part, upon the ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances the surviving entity will be successful or that it will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the merger.
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

We rely heavily on information provided by third parties when originating and monitoring loans. If this information is intentionally or negligently misrepresented and we do not detect such misrepresentations, the credit risk associated with the transaction may be increased. Although we attempt to manage our credit risk by carefully monitoring the concentration of our loans within specific loan categories and industries and through prudent loan approval and monitoring practices in all categories of our lending, we cannot assure you that our approval and monitoring procedures will reduce these lending risks. Our significant number of large credit relationships (above $20 million) could exacerbate credit problems precipitated by a regional or national economic downturn. Competitive pressures could erode underwriting standards, leading to a decline in general credit quality and increases in credit defaults and non-performing asset levels. If our credit administration personnel, policies and procedures are not able to adequately adapt to changes in economic, competitive or other conditions that affect customers and the quality of the loan portfolio, we may incur increased losses that could adversely affect our financial results and lead to increased regulatory scrutiny, restrictions on our lending activity or financial penalties.
A significant portion of our assets consists of commercial loans. We generally invest a greater proportion of our assets in commercial loans to business customers than other banking institutions of our size, and our business plan calls for continued efforts to increase our assets invested in these loans. At December 31, 2019, approximately 42% of our LHI portfolio was comprised of commercial loans. Commercial loans may involve a higher degree of credit risk than other types of loans due, in part, to their larger average size, the effects of changing economic conditions on the businesses of our commercial loan customers, the dependence of borrowers on operating cash flow to service debt and our reliance upon collateral which may not be readily marketable. Due to the greater proportion of these commercial loans in our portfolio and because the balances of these loans are, on average, larger than other categories of loans, losses incurred on a relatively small number of commercial loans could have a materially adverse impact on our results of operations and financial condition.
A significant portion of our loans are secured by commercial and residential real estate. At December 31, 2019, approximately 57% of our loans held for investment portfolio was comprised of loans with real estate as the primary component of collateral. Our real estate lending activities, and our exposure to fluctuations in real estate collateral values, are significant and may increase as our assets increase. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located, in response to factors such as economic downturns, changes in the economic health of industries heavily concentrated in a particular area and in response to changes in market interest rates, which influence capitalization rates used to value revenue-generating commercial real estate. If the value of real estate serving as collateral for our loans declines materially, a significant part of our loan portfolio could become under-collateralized and losses incurred upon borrower defaults would increase. Conditions in certain segments of the real estate industry, including homebuilding, lot development and mortgage lending, may have an effect on values of real estate pledged as collateral for our loans. The inability of purchasers of real estate, including residential real estate, to obtain financing may weaken the financial condition of our borrowers who are dependent on the sale or refinancing of property to repay their loans. Changes in the economic health of certain industries can have a significant impact on other sectors or industries which are directly or indirectly associated with those industries, and may impact the value of real estate in areas where such industries are concentrated.
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
Our business model makes our Bank more vulnerable to changes in underlying business credit quality than other banks with which we compete. We have a substantially larger percentage of commercial, real estate and other categories of business loans relative to total assets than most other banks in our market and our individual loans are generally larger as a percentage of our total earning assets than other banks. While we have substantially increased our liquidity in recent years, these funds are invested in low-yielding deposits with federal agencies and other financial institutions. A substantially smaller portion of our assets consists of securities and other earning asset categories that can be less vulnerable to changes in local, regional or industry-specific economic trends, causing our potential for credit losses to be more severe than other banks. Our business model has focused on growth in various loan categories that can be more sensitive to changes in economic trends. We believe our ability to maintain an above-peer rate of growth in commercial loans is dependent on maintaining above-peer credit quality metrics. The failure to maintain above-peer credit quality metrics would have a material adverse impact on our growth and profitability. Historically, we have sought to take action prior to economic downturns by slowing growth rates and decreasing the risk level of our assets by, among other things, allowing runoff of loans that we believe may not perform well during a weakening or declining economic environment.
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
Changes in accounting standards, including the implementation of Current Expected Credit Loss methodology for 2020, could materially affect how we report our financial results. The Financial Accounting Standards Board adopted a new accounting standard for determining the amount of our allowance for credit losses (ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) that will be effective for our fiscal year ending December 31, 2020, referred to as Current Expected Credit Loss ("CECL"). Implementation of CECL will require that we determine periodic estimates of lifetime expected future credit losses on loans in the provision for loan losses in the period when the loans are booked. Based on our fourth quarter parallel run, review of the portfolio, including the composition, characteristics and quality of the underlying loans, and the prevailing economic conditions and forecasts as of the adoption date, we believe that adoption of ASU 2016-13 will result in an immaterial increase of approximately 5-6% to our allowance for credit losses. This is consistent with our expectations given that our current portfolio is of shorter duration and commercially focused. The ongoing impact of CECL will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Should these factors materially change, we may be required to increase or decrease our allowance for loan losses, decreasing or increasing our reported income, and introducing additional volatility into our reported earnings.
Our business is concentrated in Texas; our energy industry exposure could adversely affect our performance. Although more than 50% of our loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas, our Texas concentration remains significant compared to other peer banks. A majority of our loans held for investment, excluding mortgage finance loans and other national lines of business, are to businesses with headquarters or operations in Texas. As a result, our financial condition and results of operations may be strongly affected by any prolonged period of economic recession or other adverse business, economic or regulatory conditions affecting Texas businesses and financial institutions. While the Texas economy is more diversified than in the 1980’s, the energy sector continues to play an important role. At December 31, 2019 our outstanding energy loans represented 5% of total loans. Our energy loans consist primarily of producing reserve-based loans to exploration and production companies with a smaller portion of our loan balances attributable to royalty owners, midstream operators, saltwater disposal and other service companies whose businesses primarily relate to production, not exploration and development, of oil and gas. These businesses have been significantly affected by volatility in oil and natural gas prices, reserve depletion curves, material declines in the level of drilling and production activity in Texas and in other areas of the United States and material fluctuations in investor interest in oil and gas exploration and production investments. We experienced an increase in non-performing assets and higher charge-offs primarily related to energy loans during 2016, and while those levels have moderated over the last three years, they still remain elevated compared to the overall loan portfolio. There is no assurance that we will not be materially adversely impacted by the direct and indirect effects of current and future conditions in the energy industry in Texas and nationally.
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

•
general economic consequences of international conditions, such as weakness in European and South American sovereign debt and currencies and the U.K.'s referendum to exit from the European Union, and the impact of those conditions on the US and global economies;

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

•
changes in governmental economic and regulatory policies, including the extent and timing of intervention in credit markets by the Federal Reserve or withdrawal from that intervention, generally as well as changes attributable to presidential and congressional elections;

•	changes in the availability of liquidity at a systemic level; and

•	material inflation or deflation.
Substantial deterioration in any of the foregoing conditions can have a material adverse effect on our prospects and our results of operations and financial condition. There is no assurance that we will be able to return to our historical rate of growth or our profitability. Our Bank's customer base is primarily commercial in nature, and our Bank does not have a significant retail branch network or retail consumer deposit base. In periods of economic downturn, business and commercial deposits may be more volatile than traditional retail consumer deposits. As a result, our financial condition and results of operations could be adversely affected to a greater degree by these uncertainties than competitors having a larger retail customer base.
The impact of the Tax Cuts and Jobs Act (the "Tax Act") on us and our customers contributes to uncertainty and risk related to our customers' future demand for credit and our future results. The extent to which increased economic activity expected to result from the Tax Act has spurred additional economic activity or affected the extent of borrowing by our customers is unclear, although the continuation of the current economic expansion provides some evidence of a positive effect. At the same time, some of our customers may have elected to use their additional cash flow from lower taxes to fund their business, decreasing borrowing needs. The elimination of the federal income tax deductibility of business interest expense for a significant number of our customers effectively increases the cost of borrowing and makes equity or hybrid funding relatively more attractive. This could have a long-term negative impact on business customer borrowing. We realized a significant increase in our after-tax net income available to stockholders attributable to the Tax Act beginning in 2018, but there is no guarantee that future years' results will have the same benefit. The continued compression of net interest margin at our bank and for competitor banks indicates that some or all of the expected benefit from the Tax Act has been lost as the banks and financial services companies we compete with have elected to lower interest rates and fees and we have responded in order to remain competitive. Additionally, the tax benefits could be repealed as a result of future political or regulatory actions. There is no assurance that the current or anticipated benefits of the Tax Act will be realized in future periods.
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
We hold smaller balances of marketable securities than many of our competitors, limiting our ability to increase our liquidity by completing market sales of these assets. An inability to raise funds through deposits, borrowings, the sale of securities and loans and other sources, or an inability to access the capital markets, could have a substantial negative effect on our Bank’s liquidity. We actively manage our available sources of funds to meet our expected needs under normal and financially stressed conditions, but there is no assurance that our Bank will be able to make new loans, meet ongoing funding commitments to borrowers and replace maturing deposits and advances as necessary under all possible circumstances. Our Bank’s ability to obtain funding could be impaired by factors beyond its control, such as disruptions in financial markets, negative expectations regarding the financial services industry generally or in our markets or negative perceptions of our Bank, including our credit ratings and in connection with the proposed Merger. See Merger-Related Risks for a discussion of risks related to the proposed merger.
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
Periods of unusually low or volatile interest rates have a material effect on our earnings. The Federal Reserve began raising rates in late 2015 and continued through 2018 contributing to improvement in our net interest income as the increase in interest we receive on our assets exceeded the increase in interest we were required to pay our depositors. The Federal Reserve began to decrease interest rates and made changes in its approaches to financial market liquidity management in 2019, which had a negative impact on our earnings. Should interest rates remain unchanged or decline further in 2020, we expect a negative impact on our 2020 earnings to a greater degree than our peer group. There is uncertainty regarding the extent to which interest rates may change in 2020 and future periods and what the future effects of any such changes will be on our interest income and expense. Increases in market interest rates can negatively impact our business, including reducing our customers' desire to borrow money from us and their ability to repay their outstanding loans as their debt service obligations increase through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to pay their loans is impaired by increasing interest payment obligations, our level of non-performing assets would increase, producing an adverse effect on operating results. Asset values, especially commercial real estate collateral, securities or other fixed rate earning assets, can decline significantly with relatively minor changes in interest rates.
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
Rising interest rates in prior periods have increased our interest expense, with a commensurate adverse effect on our net interest income, and may be expected to do so in future periods. In a rising rate environment, competition for cost-effective deposits increase, making it more costly for us to fund loan growth. Rapid and unexpected volatility in interest rates creates additional uncertainty and potential for adverse financial effects. There can be no assurance that we will not be materially adversely affected by future changes in interest rates.
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
Congress, state legislatures, and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Material changes in regulation and requirements imposed on financial institutions, such as the Dodd-Frank Act, Basel III Capital Rules, European Union's General Data Protection Regulations ("GDPR") and California Consumer Privacy Act ("CCPA") result in additional costs, impose more stringent capital, liquidity and leverage requirements, limit the types of financial services and products we may offer and increase the ability of non-bank financial services providers to offer competing financial services and products, among other things. Such changes could result in new regulatory obligations which could prove difficult, expensive or competitively impractical to comply with if not equally imposed upon non-bank financial services providers with whom we compete.
We are subject to a continuous program of examinations by our regulators concerning, among other things, lending practices, reserve methodology, compliance with changing regulations and interpretations, BSA/AML compliance, our management of interest rate, liquidity, capital and operational risk, enterprise risk management, regulatory and financial accounting practices and policies and related matters, which can divert management’s time and attention from focusing on our business. We devote a significant amount of management time and expense to enhancing the infrastructure to support our compliance obligations, which can pose significant regulatory enforcement, financial and reputational risks if not appropriately addressed.
The Regulatory Relief Act passed on May 22, 2018 has provided a limited degree of regulatory relief for institutions of our size. Uncertainty regarding how our regulators will evaluate capital and liquidity planning going forward remains a risk. We continue to increase our capital and liquidity and expand our regulatory compliance staffing and systems in order to address continuing regulatory requirements. There is no assurance that our financial performance in future years will not be similarly burdened.
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
We must effectively execute our business strategy in order to continue our asset and earnings growth. Our core strategy is to develop our business principally through organic growth by offering a premier and differentiated banking experience to companies in high-value business segments. Our prospects for continued growth must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies. In order to execute our business strategy successfully, we must, among other things:

•	continue to identify and expand into suitable markets and lines of business, in Texas, regionally and nationally;

•	develop new products and services and execute our full range of products and services more efficiently and effectively;

•	attract and retain qualified bankers in each of our targeted market segments to build our customer base;

•	respond to market opportunities promptly and nimbly while balancing the demands of risk management and compliance with regulatory requirements;

•	expand our loan portfolio in an intensely competitive environment while maintaining credit quality;

•	attract sufficient deposits and capital to fund our anticipated loan growth and satisfy regulatory requirements;

•	control expenses;

•	acquire and maintain sufficient qualified staffing and information technology and operational resources to support growth and compliance with regulatory requirements; and

•	consummate the proposed merger of equals with IBTX, which requires stockholder and regulatory approval.
Failure to effectively execute our business strategy could have a material adverse effect on our business, future prospects, financial condition or results of operations. The merger agreement with IBTX restricts us from making certain acquisitions and taking other specified actions while the merger is pending without the consent of IBTX, and requires us to operate in the ordinary course of business. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger or may otherwise adversely affect our ongoing business and operations. See Merger-Related Risks for a discussion of additional risks related to the proposed merger.
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

The unanticipated loss of the services of key personnel could have an adverse effect on our business. Although we have entered into employment agreements with certain key employees, we cannot assure you that we will be successful in retaining them. These risks may be exacerbated by the proposed merger with IBTX. See Merger-Related Risks for a discussion of additional risks related to the proposed merger with IBTX.
We compete with many banks and other financial service providers. Competition among providers of financial services in our markets, in Texas, regionally and nationally, is intense. We compete with other financial and bank holding companies, state and national commercial banks, savings and loan associations, consumer finance companies, credit unions, securities brokerages, insurance companies, mortgage banking companies, money market mutual funds, asset-based non-bank lenders, government sponsored or subsidized lenders and other financial services providers. Many of these competitors have substantially greater financial resources, lending limits and technological resources and larger branch networks than we do, and are able to offer a broader range of products and services than we can, including systems and services that could more effectively protect customers from cyber threats. Many competitors offer lower interest rates and more liberal loan terms that appeal to borrowers but adversely affect net interest margin and assurance of repayment. We are increasingly faced with competition in many of our products and services by non-bank providers who may have competitive advantages of size, access to potential customers and fewer regulatory requirements. Failure to compete effectively for deposit, loan and other banking customers in any of our lines of business could cause us to lose market share, slow or reverse our growth rate or suffer adverse effects on our financial condition and results of operations. We face the risk that our competitors may seek to use the proposed merger to target our customers. See Merger-Related Risks for a discussion of additional risks related to the proposed merger.
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
Our MCA business subjects us to additional interest rate risk and price risk, which may have an adverse effect on our business. The persistent low interest rate environment has in certain cases resulted in an increase in the value of MSRs, causing other market participants and competitors who are planning to hold MSRs for a longer term to be more aggressive in their pricing of the underlying loan purchases than a participant like our Bank that does not plan to hold MSRs on a long-term basis. While we believe market and competitive conditions may improve in the future, a prolonged low interest rate environment could adversely affect the economics of our MCA business over a longer period of time. Conversely, an environment of rising interest rates could have a significant effect on loan volumes in our MCA business if refinancing and home purchase activities are reduced.
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

Our accounting estimates and risk management processes rely on management judgment, which may prove inadequate or be adversely impacted by inaccurate assumptions or models. The processes we use to estimate probable credit losses for purposes of establishing the allowance for loan losses and to measure the fair value of financial instruments, certain of our liquidity and capital planning tools, as well as the processes we use to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, all depend upon management’s judgment. Management’s judgment and the data relied upon by management may be based on assumptions that prove to be inaccurate, particularly in times of market stress or other unforeseen circumstances. Additionally, the adoption of CECL methodology for determining our provision for credit losses and allowance for credit losses in 2020 is expected to increase the complexity, and associated risk, of the analysis and processes relying on management judgment.
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
We are subject to claims and litigation in the ordinary course of our business, including claims that may not be covered by our insurers, and may be subject to stockholder litigation in connection with the proposed merger with IBTX. Customers and other parties we engage with assert claims and take legal action against us on a regular basis and we regularly take legal action to collect unpaid borrower obligations, realize on collateral and assert our rights in commercial and other contexts. These actions frequently result in counter-claims against us. Litigation arises in a variety of contexts, including lending activities, employment practices, commercial agreements, fiduciary responsibility related to our wealth management services, intellectual property rights and other general business matters. We may incur additional costs in connection with the defense or settlement of any stockholder lawsuits filed in connection with the proposed merger with IBTX. Such litigation could prevent the consummation of the Merger. See Merger-Related Risks for a discussion of additional risks related to the proposed merger.
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
Risks Relating to Our Securities
Our stock price can be volatile. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly and annual results of our operations or those of IBTX;

•	changes in recommendations by securities analysts;

•	delay or failure to close the pending merger of equals with IBTX, as well as failure to realize the expected benefits of the transaction;

•	changes in composition and perceptions of the investors who own our stock and other securities;

•	changes in ratings from national rating agencies on publicly or privately-owned debt securities and deposits in our Bank;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry, including regulatory actions against other financial institutions;

•	actual or expected economic conditions that are perceived to affect our company such as changes in commodity prices, real estate values or interest rates;

•	perceptions in the marketplace regarding us and/or our competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors, including the proposed merger with IBTX;

•	the stock price of IBTX (as a result of the proposed merger);

•	changes in government regulations and interpretation of those regulations, changes in our practices requested or required by regulators and changes in regulatory enforcement focus; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.
General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.
The trading volume in our common stock is less than that of other larger financial services companies. Although our common stock is traded on the Nasdaq Global Select Market, the trading volume in our common stock is less than that of other larger financial services companies. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall. In addition, a substantial majority of common stock outstanding is held by institutional investors, and trading activity involving large positions may increase volatility of the stock price. Concentration of ownership by institutional investors and inability to execute trades covering large numbers of shares can increase volatility of stock price. Changes in general economic outlook or perspectives on our business or prospects by our institutional investors, whether factual or speculative, can have a major impact on our stock price.
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

The holders of our indebtedness and preferred stock have rights that are senior to those of our common stockholders. As of December 31, 2019, we had $111.0 million outstanding in subordinated notes issued by our holding company and $113.4 million outstanding in junior subordinated notes that are held by statutory trusts which issued trust preferred securities to investors. At December 31, 2019 our Bank had $175.0 million in subordinated notes outstanding. Payments of the principal and interest on our trust preferred securities are conditionally guaranteed by us to the extent not paid by each trust, provided the trust has funds available for such obligations.
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
At December 31, 2019, we had issued and outstanding 6 million shares of our 6.50% Non-Cumulative Perpetual Preferred Stock, Series A, having an aggregate liquidation preference of $150.0 million. Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. We must be current on dividends payable to holders of preferred stock before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.
We do not currently pay dividends on our common stock; the payment of dividends by the combined company following the merger is subject to future events and determinations by the board of directors and applicable regulatory limitations. We have not paid dividends on our common stock and we do not expect to do so for the foreseeable future. Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of our Bank to pay dividends to us is limited by its obligation to maintain sufficient capital and by other regulatory restrictions as discussed above under the heading Supervision and Regulation - Restrictions on Payment of Dividends by Our Bank.
It is anticipated that following the merger of the Company and IBTX the combined company will pay dividends to stockholders at the rate of $1.00 per share annually; however there is no assurance as to the amount and timing of any dividends that may be declared and paid by the combined company. The board of directors of the combined company may change its dividend policy at any time without notice to stockholders. Stockholders are entitled to receive only such dividends as the board of directors may declare out of funds legally available for such payments. Any declaration and payment of dividends on will depend upon the earnings and financial condition, liquidity and capital requirements of the combined company, the general economic and regulatory climate, the ability of the combined company to service preferred stock and debt obligations and other factors deemed relevant by the board of directors at the time. The board of directors of the combined company may make capital management decisions and adopt policies that could adversely impact the amount of dividends, if any, paid to the combined company’s stockholders.
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
Our corporate headquarters is located in downtown Dallas, Texas. These facilities, which we lease, house our executive and primary administrative offices, as well as the principal banking headquarters of Texas Capital Bank. We also lease other facilities in our primary market regions of Dallas, Fort Worth, Houston, Austin and San Antonio, as well as in California, Illinois, Louisiana, Missouri and New York, some of which operate as full-service banking centers. We also lease an operations center in Richardson, Texas that houses our loan and deposit operations and our customer call center.

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
Our common stock is traded on The Nasdaq Global Select Market under the symbol “TCBI”. On February 11, 2020, there were approximately 192 holders of record of our common stock.
Stock Performance Graph
The following table and graph sets forth the cumulative total stockholder return for the Company’s common stock for the five-year period ending on December 31, 2019, compared to an overall stock market index (Russell 2000 Index) and the Company’s peer group index (Nasdaq Bank Index). The Russell 2000 Index and Nasdaq Bank Index are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2014. The performance graph represents past performance and should not be considered to be an indication of future performance.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Texas Capital Bancshares, Inc.	$100.00	$90.96	$144.30	$163.63	$94.04	$104.49
Russell 2000 Index (RTY)	100.00	94.46	112.69	127.40	112.22	138.57
Nasdaq Bank Index (CBNK)	100.00	106.72	143.56	148.81	123.11	149.00

Source: Bloomberg

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
You should read the selected financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	At or For the Year Ended December 31,
(in thousands, except per share, average share and percentage data)	2019	2018	2017	2016	2015
Consolidated Operating Data
Interest income	$1,365,312	$1,164,193	$879,299	$703,408	$602,958
Interest expense	385,592	249,333	117,971	63,594	46,428
Net interest income	979,720	914,860	761,328	639,814	556,530
Provision for credit losses	75,000	87,000	44,000	77,000	53,250
Net interest income after provision for credit losses	904,720	827,860	717,328	562,814	503,280
Non-interest income	92,440	78,024	74,256	60,780	47,738
Non-interest expense	589,999	525,096	465,876	382,397	326,523
Income before income taxes	407,161	380,788	325,708	241,197	224,495
Income tax expense	84,295	79,964	128,645	86,078	79,641
Net income	322,866	300,824	197,063	155,119	144,854
Preferred stock dividends	9,750	9,750	9,750	9,750	9,750
Net income available to common stockholders	$313,116	$291,074	$187,313	$145,369	$135,104
Consolidated Balance Sheet Data
Total assets	$32,548,069	$28,257,767	$25,075,645	$21,697,134	$18,903,821
Loans held for sale	2,577,134	1,969,474	1,011,004	968,929	86,075
Loans held for investment (LHI)	16,476,413	16,690,550	15,366,252	13,001,011	11,745,674
Loans held for investment, mortgage finance	8,169,849	5,877,524	5,308,160	4,497,338	4,966,276
Liquidity assets(1)	4,263,766	2,865,874	2,727,581	2,725,645	1,681,374
Investment securities	239,871	120,216	23,511	24,874	29,992
Demand deposits	9,438,459	7,317,161	7,812,660	7,994,201	6,386,911
Total deposits	26,478,593	20,606,113	19,123,180	17,016,831	15,084,619
Federal funds purchased and repurchase agreements	141,766	641,174	365,040	109,575	143,051
Other borrowings	2,400,000	3,900,000	2,800,000	2,000,000	1,500,000
Subordinated notes	282,129	281,767	281,406	281,044	280,682
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406	113,406
Stockholders’ equity	2,832,258	2,500,394	2,202,721	2,009,557	1,623,533

	At or For the Year Ended December 31,
(in thousands, except per share, average share and percentage data)	2019	2018	2017	2016	2015
Other Financial Data
Income per share
Basic	$6.23	$5.83	$3.78	$3.14	$2.95
Diluted	6.21	5.79	3.73	3.11	2.91
Book value per common share	53.29	46.82	41.35	37.56	32.12
Tangible book value per common share(2)	52.93	46.45	40.97	37.17	31.69
Weighted average shares
Basic	50,286,300	49,936,702	49,587,169	46,239,210	45,808,440
Diluted	50,419,204	50,272,872	50,259,834	46,765,902	46,437,872
Selected Financial Ratios
Performance Ratios
Net interest margin	3.28%	3.78%	3.49%	3.14%	3.14%
Return on average assets	1.04%	1.19%	0.87%	0.74%	0.79%
Return on average common equity	12.38%	13.14%	9.51%	9.27%	9.65%
Efficiency ratio(3)	55.03%	52.89%	55.75%	54.58%	54.04%
Non-interest expense to average earning assets	1.96%	2.15%	2.12%	1.88%	1.84%
Asset Quality Ratios
Allowance for loan losses to LHI	0.79%	0.85%	0.89%	0.96%	0.84%
Net charge-offs (recoveries) to average LHI	0.31%	0.37%	0.16%	0.29%	0.07%
Allowance for loan losses to non-accrual loans	.9x	2.4x	1.8x	1.0x	.8x
Non-accrual loans to LHI	0.91%	0.36%	0.49%	0.96%	1.08%
Total NPAs to LHI plus OREO	0.91%	0.36%	0.55%	1.07%	1.08%
Capital and Liquidity Ratios
CET1	8.88%	8.58%	8.45%	8.97%	7.47%
Total capital ratio	11.37%	11.31%	11.50%	12.48%	11.05%
Tier 1 capital ratio	9.75%	9.53%	9.52%	10.23%	8.81%
Tier 1 leverage ratio	8.42%	9.87%	9.15%	9.34%	8.92%
Total common equity to total assets	8.24%	8.32%	8.19%	8.57%	7.79%
Tangible common equity to total tangible assets(4)	8.16%	8.26%	8.11%	8.49%	7.69%
Average LHI, net to average total deposits	95.73%	102.74%	97.56%	95.82%	101.71%

(1)	Liquidity assets include federal funds sold and interest-bearing deposits in other banks.

(2)	Stockholders' equity excluding preferred stock, less goodwill and intangibles, divided by shares outstanding at period end. See Supplemental Financial Data for a reconciliation of non-GAAP measures.

(3)	Non-interest expense divided by the sum of net interest income and non-interest income.

(4)
Stockholders' equity excluding preferred stock, less accumulated other comprehensive income and goodwill and intangibles, divided by total assets, less accumulated other comprehensive income and goodwill and intangibles. See Supplemental Financial Data for a reconciliation of non-GAAP measures.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations for the years ended December 31, 2019 and 2018 should be read in conjunction with the Company’s Selected Consolidated Financial Data and the audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors” in Part I, Item 1A, and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Annual Report on Form 10K filed with the SEC on February 14, 2019, for discussion of our results of operations for the years ended December 31, 2018 and 2017.
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
Forward-looking statements may include, among other things, statements about the credit quality of our loan portfolio, statements related to the proposed merger, including the expected timing of the consummation of the merger, the potential effects of the proposed merger on our business and operations upon or prior to the consummation thereof, the effects on us if the merger is not consummated and information regarding the combined business and operations of TCBI and IBTX following the merger, if consummated, general economic conditions in the United States and in our markets, including the continued impact on our customers from volatility in oil and gas prices, the financial impact of the Tax Act on our results of operations, expectations regarding rates of default and loan losses, volatility in the mortgage industry, our business strategies and our expectations about future financial performance, future growth and earnings, the appropriateness of our allowance for loan losses and provision for loan losses, the impact of changing regulatory requirements and legislative changes on our business, increased competition, interest rate risk, new lines of business, new product or service offerings and new technologies.
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

•
The possibility that the previously announced merger does not close when expected or at all because required regulatory, stockholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all.

•
The possibility that the various federal and state regulatory agencies from which approval for the merger must be obtained impose conditions that could adversely affect us or cause the merger to be delayed or abandoned.

•	The occurrence of any event, change or other circumstance that could give rise to the right of TCBI, IBTX or both to terminate the merger agreement.

•	The negative impact on our stock price and our future business and financial results if the proposed merger is not consummated.

•
The inability of our stockholders to be certain of the precise value of the merger consideration they may receive in the merger due to the fluctuation in the market price of IBTX and TCBI common stock, including as a result of the financial performance of TCBI prior to closing.

•	The dilution caused by IBTX's issuance of additional shares of its capital stock in connection with the proposed merger.

•	The outcome of pending or threatened litigation or of matters before regulatory agencies, whether currently existing or commencing in the future, including litigation related to the proposed merger.

•
The possibility that the anticipated benefits of the proposed merger, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where we and IBTX do business, or as a result of other unexpected factors or events.

•	The possibility that the proposed merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events.

•	The impact of purchase accounting with respect to the proposed merger, or any change in the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value.

•	Diversion of management's attention from ongoing business operations and opportunities as a result of the proposed merger.

•	Potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed merger.

•
The ability to complete the transaction and integration of TCBI and IBTX successfully, which may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to TCBI's or IBTX's existing businesses.

•
Operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which IBTX and TCBI are highly dependent.

•
Changes in interest rates, which may affect TCBI's or IBTX's net income and other future cash flows, or the market value of TCBI's or IBTX's assets, including the market value of investment securities.

•	Changes in the ability of TCBI or IBTX to access the capital markets, including changes in their respective credit ratings.

•	Changes in the value of commercial and residential real estate securing our loans or in the demand for credit to support the purchase and ownership of such assets.

•	Changing economic conditions or other developments adversely affecting our commercial, entrepreneurial and professional customers.

•	Adverse economic conditions and other factors affecting our middle market customers and their ability to continue to meet their loan obligations.

•
The failure to correctly assess and model the assumptions supporting our allowance for loan losses, causing it to become inadequate in the event of deteriorations in loan quality and increases in charge-offs, or increases or decreases to our allowance for loan losses as a result of the implementation of CECL.

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

•	Changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of Treasury and the Federal Reserve.

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

•	Changes in accounting principles, policies, practices or guidelines.

•	Material failures of our accounting estimates and risk management processes based on management judgment, or the supporting analytical and forecasting models.

•	Failure of our risk management strategies and procedures, including failure or circumvention of our controls.

•	Credit risk resulting from our exposure to counterparties.

•	An increase in the incidence or severity of fraud, illegal payments, security breaches and other illegal acts impacting our Bank and our customers.

•	The failure to maintain adequate regulatory capital to support our business.

•	Unavailability of funds obtained from borrowing or capital transactions or from our Bank to fund our obligations.

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
Additional Information about the Merger and Where to Find It
In connection with the proposed merger between IBTX and TCBI, IBTX filed a registration statement on Form S-4 with the SEC on January 21, 2020 to register the shares of IBTX’s capital stock to be issued in connection with the merger. The registration statement includes a joint proxy statement/prospectus. The registration statement has not yet become effective. After the Form S-4 is effective, a definitive joint proxy statement/prospectus will be sent to the stockholders of IBTX and TCBI seeking their approval of the proposed transaction.

INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE REGISTRATION STATEMENT ON FORM S-4, THE JOINT PROXY STATEMENT/PROSPECTUS INCLUDED WITHIN THE REGISTRATION STATEMENT ON FORM S-4 AND ANY OTHER RELEVANT DOCUMENTS FILED OR TO BE FILED WITH THE SEC IN CONNECTION WITH THE PROPOSED TRANSACTION BECAUSE THESE DOCUMENTS DO AND WILL CONTAIN IMPORTANT INFORMATION ABOUT IBTX, TCBI AND THE PROPOSED TRANSACTION.
Investors and security holders may obtain copies of these documents free of charge through the website maintained by the SEC at www.sec.gov or from IBTX at its website, www.ibtx.com, or from TCBI at its website, www.texascapitalbank.com. Documents filed with the SEC by IBTX will be available free of charge by accessing the Investor Relations page of IBTX’s website at www.ibtx.com or, alternatively, by directing a request by telephone or mail to Independent Bank Group, Inc., 7777 Henneman Way, McKinney, Texas 75070, (972) 562-9004, and documents filed with the SEC by TCBI will be available free of charge by accessing TCBI’s website at www.texascapitalbank.com under the tab “About Us,” and then under the heading “Investor Relations” or, alternatively, by directing a request by telephone or mail to Texas Capital Bancshares, Inc., 2000 McKinney Avenue, Suite 700, Dallas, Texas 75201, (214) 932-6600.
Participants in the Solicitation
TCBI, IBTX and certain of their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from the stockholders of TCBI and IBTX in connection with the proposed transaction under the rules of the SEC. Certain information regarding the interests of these participants and a description of their direct and indirect interests, by security holdings or otherwise, will be included in the joint proxy statement/prospectus regarding the proposed transaction when it becomes available. Additional information about IBTX, and its directors and executive officers, may be found in IBTX’s definitive proxy statement relating to its 2019 Annual Meeting of Shareholders filed with the SEC on April 23, 2019, and other documents filed by IBTX with the SEC. Additional information about TCBI, and its directors and executive officers, may be found in TCBI’s definitive proxy statement relating to its 2019 Annual Meeting of Shareholders filed with the SEC on March 7, 2019, and other documents filed by TCBI with the SEC. These documents can be obtained free of charge from the sources described above.
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
On December 9, 2019, we and IBTX announced that both companies' boards of directors unanimously approved the merger agreement to combine the companies in an all-stock merger of equals. Upon closing of the merger, each share of TCBI common stock will be exchanged for 1.0311 shares of IBTX common stock. The corporate headquarters of the surviving entity and the surviving bank will be located in McKinney, Texas. The name of the surviving entity will be Independent Bank Group, Inc., and the name of the surviving bank will be Texas Capital Bank. The surviving bank will be operated under the name Independent Financial in Colorado and under the name Texas Capital Bank in Texas. The board of directors of the surviving entity and the surviving bank will be comprised of 13 directors, of which seven will be former members of the Board of Directors of TCBI and six will be former members of the board of directors of IBTX. The merger is expected to close in mid-2020, subject to satisfaction of customary closing conditions, including receipt of customary regulatory approvals and approval by the stockholders of each company. Refer to Merger with Independent Bank Group, Inc. in Item 1 for additional disclosures.
Year ended December 31, 2019 compared to year ended December 31, 2018
We reported net income of $322.9 million and net income available to common stockholders of $313.1 million, or $6.21 per diluted common share, for the year ended December 31, 2019, compared to net income of $300.8 million and net income available to common stockholders of $291.1 million, or $5.79 per diluted common share, for 2018. Return on average common equity ("ROE") was 12.38% and return on average assets ("ROA") was 1.04% for the year ended December 31, 2019, compared to 13.14% and 1.19%, respectively, for 2018. The decreases in ROE and ROA were driven primarily by larger balances in total mortgage finance loans and liquidity assets.

Consolidated Daily Average Balances, Average Yields and Rates

	Year ended December 31,
	2019			2018			2017
(in thousands except percentages)	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate	Average Balance	Revenue / Expense	Yield / Rate
Assets
Investment Securities—taxable	$37,574	$1,611	4.29%	$24,142	$849	3.52%	$51,751	$1,064	2.06%
Investment Securities—non-taxable(2)	176,328	8,915	5.06%	46,553	2,512	5.40%	55	3	4.85%
Federal funds sold and securities purchased under resale agreements	73,946	1,529	2.07%	201,236	3,792	1.88%	237,371	2,542	1.07%
Interest-bearing Deposits in other banks	3,483,254	71,093	2.04%	1,769,074	32,597	1.84%	2,715,669	29,399	1.08%
Loans held for sale	2,688,677	112,526	4.19%	1,561,530	71,240	4.56%	1,016,144	39,159	3.85%
Loans held for investment, mortgage finance	6,999,585	241,665	3.45%	4,875,860	181,438	3.72%	4,136,653	143,275	3.46%
Loans held for investment(1)(2)	16,803,930	934,228	5.56%	16,075,007	877,688	5.46%	14,040,965	670,265	4.77%
Less reserve for loan losses	200,283	—	—	183,863	—	—	174,105	—	—
Loans held for investment, net	23,603,232	1,175,893	4.98%	20,767,004	1,059,126	5.10%	18,003,513	813,540	4.52%
Total earning assets	30,063,011	1,371,567	4.56%	24,369,539	1,170,116	4.80%	22,024,503	885,707	4.02%
Cash and other assets	952,994			828,150			680,345
Total assets	$31,016,005			$25,197,689			$22,704,848
Liabilities and stockholders’ equity
Transaction deposits	$3,535,282	$68,908	1.95%	$3,044,300	$47,738	1.57%	$2,159,375	$15,290	0.71%
Savings deposits	9,780,532	168,856	1.73%	7,986,135	114,255	1.43%	7,495,318	61,230	0.82%
Time deposits	2,351,698	55,773	2.37%	1,292,864	23,123	1.79%	478,513	3,366	0.70%
Total interest-bearing deposits	15,667,512	293,537	1.87%	12,323,299	185,116	1.50%	10,133,206	79,886	0.79%
Other borrowings	3,038,095	70,265	2.31%	2,102,404	42,738	2.03%	1,618,238	17,729	1.10%
Subordinated notes	281,936	16,764	5.95%	281,574	16,764	5.95%	281,213	16,764	5.96%
Trust preferred subordinated debentures	113,406	5,026	4.43%	113,406	4,715	4.16%	113,406	3,592	3.17%
Total interest-bearing liabilities	19,100,949	385,592	2.02%	14,820,683	249,333	1.68%	12,146,063	117,971	0.97%
Demand deposits	8,989,104			7,890,304			8,320,650
Other liabilities	246,931			121,203			118,944
Stockholders’ equity	2,679,021			2,365,499			2,119,191
Total liabilities and stockholders’ equity	$31,016,005			$25,197,689			$22,704,848

Net interest income(2)		$985,975			$920,783			$767,736
Net interest margin			3.28%			3.78%			3.49%
Net interest spread			2.54%			3.12%			3.05%
Loan spread(3)			3.59%			4.04%			4.00%

(1)
The loan averages include non-accrual loans which are stated net of unearned income. Loan interest income includes loan fees totaling $57.1 million, $71.0 million and $59.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

	Years Ended December 31,
	2019/2018			2018/2017
	Net Change	Change Due To(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income:
Investment securities	$7,165	$5,787	$1,378	$2,294	$722	$1,572
Loans held for sale	41,286	51,381	(10,095)	32,081	21,385	10,696
Loans held for investment, mortgage finance loans	60,227	78,979	(18,752)	38,163	25,541	12,622
Loans held for investment	56,540	38,729	17,811	207,423	96,521	110,902
Federal funds sold and securities purchased under resale agreements	(2,263)	(2,329)	66	1,250	(435)	1,685
Interest-bearing deposits in other banks	38,496	36,304	2,192	3,198	(10,437)	13,635
Total	201,451	208,851	(7,400)	284,409	133,297	151,112
Interest expense:
Transaction deposits	21,170	7,644	13,526	32,448	6,197	26,251
Savings deposits	54,601	27,534	27,067	53,025	3,382	49,643
Time deposits	32,650	15,517	17,133	19,757	6,181	13,576
Other borrowings	27,527	18,344	9,183	25,009	5,173	19,836
Long-term debt	311	20	291	1,123	20	1,103
Total	136,259	69,059	67,200	131,362	20,953	110,409
Net interest income	$65,192	$139,792	$(74,600)	$153,047	$112,344	$40,703

(1)	Yield/rate and volume variances are allocated to yield/rate.

(2)	Taxable equivalent rates used where applicable assuming a 21% tax rate.
Net Interest Income
Net interest income was $979.7 million for the year ended December 31, 2019 compared to $914.9 million for 2018. The increase was primarily due to an increase in average earning assets of $5.7 billion, offset by the effect of decreases in interest rates on loan yields, an increase in average interest-bearing liabilities of $4.3 billion and the effect of increasing funding costs. The increase in average earning assets included a $1.1 billion increase in average loans held for sale, a $2.8 billion increase in average net loans held for investment, primarily from increases in average mortgage finance loans driven by lower long-term interest rates, a $143.2 million increase in average investment securities, and a $1.6 billion increase in average liquidity assets. The increase in average interest-bearing liabilities included a $3.3 billion increase in interest-bearing deposits and a $935.7 million increase in other borrowings. Average demand deposits for the year ended December 31, 2019 increased to $9.0 billion from $7.9 billion for 2018. Net interest margin for the year ended December 31, 2019 was 3.28% compared to 3.78% for 2018. The decrease was primarily due to the effect of decreases in interest rates during 2019 on loan yields and higher funding costs compared to 2018.
The yield on total loans held for investment decreased to 4.98% for the year ended December 31, 2019 compared to 5.10% for 2018 and the yield on earning assets decreased to 4.56% for the year ended December 31, 2019 compared to 4.80% for 2018. The average cost of total deposits and borrowed funds increased to 1.31% for 2019 from 1.02% for 2018. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 3.25% for 2019 compared to 3.78% for 2018. The decrease was primarily a result of an increase in the cost of interest-bearing liabilities coupled with declining loan yields. Total funding costs, including all deposits, long-term debt and stockholders' equity increased to 1.25% for 2019 compared to 0.99% for 2018.

Non-interest Income

	Year ended December 31,
(in thousands)	2019	2018	2017
Service charges on deposit accounts	$11,320	$12,787	$12,432
Wealth management and trust fee income	8,810	8,148	6,153
Brokered loan fees	29,738	22,532	23,331
Servicing income	13,439	18,307	15,657
Swap fees	4,387	5,625	3,990
Net gain/(loss) on sale of loans held for sale	(20,259)	(15,934)	(2,387)
Other(1)	45,005	26,559	15,080
Total non-interest income	$92,440	$78,024	$74,256

(1)
Other non-interest income includes such items as letter of credit fees, bank owned life insurance ("BOLI") income, dividends on FHLB and FRB stock, income from legal settlements and other general operating income.

Non-interest income increased by $14.4 million during the year ended December 31, 2019 to $92.4 million, compared to $78.0 million for 2018. Other non-interest income increased $18.4 million, which included the settlement of $15.0 million in legal claims during 2019. Brokered loan fees increased $7.2 million due to an increase in total mortgage finance volumes during 2019 compared to 2018. Offsetting these increases was a $4.9 million decrease in servicing income due to an overall decrease in average MSR balances held during 2019 as compared to 2018, a $4.3 million decrease in net gain/(loss) on sale of loans held for sale, a $1.5 million decrease in service charges and a $1.2 million decrease in swap fees. Swap fees are based upon customer swap transactions, are received from the institution that is our counterparty on the transaction and fluctuate from time to time based on the number and volume of transactions closed during the year.
Non-interest Expense

	Year ended December 31,
(in thousands)	2019	2018	2017
Salaries and employee benefits	$315,080	$291,768	$264,231
Net occupancy expense	32,989	30,342	25,811
Marketing	53,355	39,335	26,787
Legal and professional	53,830	42,990	29,731
Communications and technology	44,826	30,056	31,004
FDIC insurance assessment	20,093	24,307	23,510
Servicing-related expenses	22,573	14,934	15,506
Allowance and other carrying costs for OREO	7	474	6,437
Other(1)	47,246	50,890	42,859
Total non-interest expense	$589,999	$525,096	$465,876

(1)	Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, insurance expenses and other general operating expenses.
Non-interest expense for the year ended December 31, 2019 increased $64.9 million compared to 2018. The increase is primarily due to increases in salaries and employee benefits, net occupancy expense and communication and technology expenses, all of which were due to general business growth and continued build-out, as well as increases in marketing, legal and professional and servicing-related expenses, partially offset by decreases in FDIC insurance assessment and other non-interest expense. The increase in marketing expense was primarily due to an increase in variable expenses tied to deposit balances. The increase in legal and professional expense includes $1.3 million in expenses related to our pending merger with IBTX, as well as increases related to investment in Bask Bank and new commercial loan verticals. The increase in servicing-related expenses is due to higher amortization expense resulting from higher mortgage prepayment rates, as well as an increase in impairment expense.

Analysis of Financial Condition
Loans Held for Investment
The following table summarizes our loans held for investment on a gross basis by portfolio segment:

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Commercial	$10,230,828	$10,373,288	$9,189,811	$7,291,545	$6,672,631
Mortgage finance	8,169,849	5,877,524	5,308,160	4,497,338	4,966,276
Construction	2,563,339	2,120,966	2,166,208	2,098,706	1,851,717
Real estate	3,444,701	3,929,117	3,794,577	3,462,203	3,139,197
Consumer	71,463	63,438	48,684	34,587	25,323
Equipment leases	256,462	312,191	264,903	185,529	113,996
Total loans held for investment	$24,736,642	$22,676,524	$20,772,343	$17,569,908	$16,769,140
Our total loans held for investment have grown at an annual rate of 9%, 9% and 18% in 2019, 2018 and 2017, respectively, with the majority of the growth in 2019 relating to mortgage finance loans. These loans relate to our mortgage warehouse lending operations in which we purchase mortgage loan ownership interests that are typically sold within 10 to 20 days and represent 33% of total loans held for investment at December 31, 2019 compared to 26% at December 31, 2018. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates, and tend to peak at the end of each month. The significant growth in this portfolio during 2019 resulted from increases in volumes driven by continued lower long-term interest rates. Offsetting this increase was a slight decline in traditional loans held for investment in 2019. These declines reflect slower loan growth in 2019 as compared to 2018, as well as planned reductions in our leveraged lending and energy balances.
We originate a substantial majority of all loans held for investment. We also participate in syndicated loan relationships, both as a participant and as an agent. As of December 31, 2019, we had $2.3 billion in syndicated loans, $621.1 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of December 31, 2019, $26.0 million of our syndicated loans were on non-accrual.
Portfolio Geographic and Industry Concentrations
Although more than 50% of our total loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas, our Texas concentration remains significant. As of December 31, 2019, a majority of our loans held for investment, excluding mortgage finance loans and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this state. We also make loans to customers that are secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for loan losses.

The table below summarizes the industry concentrations of our loans held for investment on a gross basis at December 31, 2019.

(in thousands except percentage data)	Amount	Percent of Total Loans Held for Investment
Industry type:
Mortgage finance loans	$8,169,849	33.0%
Real estate and construction	5,430,580	22.0%
Financials excluding banks	5,053,285	20.4%
Oil & gas and pipelines	1,665,422	6.7%
Government and education	527,217	2.1%
Healthcare and pharmaceuticals	510,077	2.1%
Machinery, equipment and parts manufacturing	409,306	1.7%
Commercial services	368,394	1.5%
Retail	360,463	1.5%
Technology, telecom and media	309,237	1.3%
Materials and commodities	260,896	1.1%
Entertainment and recreation	200,181	0.8%
Food and beverage manufacturing and wholesale	193,964	0.8%
Consumer services	178,726	0.7%
Transportation services	98,813	0.4%
Auto-related	80,794	0.3%
Diversified or miscellaneous	919,438	3.6%
Total loans held for investment	$24,736,642	100.0%
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

We believe the loans we originate are appropriately collateralized under our credit standards. Approximately 97% of our loans held for investment are secured by collateral. Over 61% of the real estate collateral is located in Texas. The table below sets forth information regarding the distribution of our loans held for investment on a gross basis among various types of collateral at December 31, 2019:

(in thousands except percentage data)	Amount	Percent of Total Loans Held for Investment
Collateral type:
Mortgage finance loans	$8,169,849	33.0%
Business assets	7,257,383	29.3%
Real property	6,008,040	24.3%
Energy	1,235,384	5.0%
Municipal tax- and revenue-secured	635,061	2.6%
Unsecured	782,993	3.2%
Highly liquid assets	210,082	0.8%
Other assets	383,591	1.6%
Rolling stock	45,982	0.2%
U. S. Government guaranty	8,277	—%
Total loans held for investment	$24,736,642	100.0%
As noted in the table above, approximately 24.3% of our loans held for investment as of December 31, 2019 are secured by real property. The table below summarizes our total real estate loan portfolio, which includes real estate loans and construction loans, as segregated by the type of property securing the credit. Property type concentrations are stated as a percentage of year-end total real estate loans as of December 31, 2019:

(in thousands except percentage data)	Amount	Percent of Total Real Estate Loans
Property type:
Market risk
Apartment buildings	$1,011,552	16.8%
1-4 Family dwellings (other than condominium)	731,220	12.2%
Commercial buildings	704,318	11.7%
Hotel/motel buildings	377,412	6.3%
Hospital/medical buildings	367,156	6.1%
Residential lots	348,282	5.8%
Shopping center/mall buildings	327,431	5.4%
Industrial buildings	294,315	4.9%
Commercial lots	94,214	1.6%
Unimproved land	54,657	0.9%
Other	476,194	7.9%
Other than market risk
1-4 Family dwellings (other than condominium)	384,094	6.4%
Commercial buildings	311,948	5.2%
Industrial buildings	300,184	5.0%
Other	225,063	3.8%
Total real estate loans	$6,008,040	100.0%

The table below summarizes our market risk real estate portfolio at December 31, 2019 as segregated by the geographic region in which the property is located:

(in thousands except percentage data)	Amount	Percent of Total
Geographic region:
Dallas/Fort Worth	$1,095,967	22.9%
Houston	908,119	19.0%
San Antonio	411,146	8.6%
Austin	403,945	8.4%
Other Texas cities	108,281	2.3%
Other states	1,859,293	38.8%
Total market risk real estate loans	$4,786,751	100%
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
Large Credit Relationships
We originate and maintain large credit relationships with numerous customers in the ordinary course of business. The legal lending limit of our Bank is approximately $489.3 million. We employ much lower house limits which vary by assigned risk grade, product and collateral type. Such house limits, which generally range from $20 million to $50 million, may be exceeded with appropriate authorization for exceptionally strong borrowers and otherwise where business opportunity and perceived credit risk warrant a somewhat larger investment. We consider large credit relationships to be those with commitments equal to or in excess of $20.0 million. The following table provides additional information on our large held for investment credit relationships, excluding mortgage finance, outstanding at year-end:

	December 31, 2019			December 31, 2018
		Period End Balances			Period End Balances
(in thousands, except relationship data)	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding
$30.0 million and greater	177	$8,254,124	$4,251,321	152	$6,995,259	$3,678,155
$20.0 million to $29.9 million	196	4,708,982	3,103,200	224	5,272,529	3,362,732

Growth in period-end outstanding balances related to large credit relationships primarily resulted from an increase in the number of commitments. The following table summarizes the average committed and outstanding loan balances per relationship related to our large held for investment credit relationships, excluding mortgage finance, at year-end:

	2019 Average Balance per Relationship		2018 Average Balance per Relationship
(in thousands)	Committed	Outstanding	Committed	Outstanding
$30.0 million and greater	$46,633	$24,019	$46,021	$24,198
$20.0 million to $29.9 million	24,025	15,833	23,538	15,012
Loan Maturities and Interest Rate Sensitivity

	December 31, 2019
(in thousands)	Total	Within 1 Year	1-5 Years	After 5 Years
Loan maturity:
Commercial	$10,230,828	$3,563,035	$5,807,416	$860,377
Mortgage finance	8,169,849	8,169,849	—	—
Construction	2,563,339	731,908	1,766,100	65,331
Real estate	3,444,701	664,770	1,851,049	928,882
Consumer	71,463	56,182	7,740	7,541
Equipment leases	256,462	29,512	107,965	118,985
Total loans held for investment	$24,736,642	$13,215,256	$9,540,270	$1,981,116
Interest rate sensitivity for selected loans with:
Predetermined interest rates	$3,074,975	$1,556,329	$530,507	$988,139
Floating or adjustable interest rates	21,661,667	11,658,927	9,009,763	992,977
Total loans held for investment	$24,736,642	$13,215,256	$9,540,270	$1,981,116
Interest Reserve Loans
As of December 31, 2019 and December 31, 2018, we had $743.8 million and $718.5 million, respectively, in loans held for investment that included interest reserve arrangements, representing approximately 29% and 34%, respectively, of our construction loans. Interest reserve provisions are common in construction loans. The use of interest reserves is carefully controlled by our underwriting standards, which consider the feasibility of the project, the creditworthiness of the borrower and guarantors and the loan-to-value coverage of the collateral. The interest reserve allows the borrower to draw loan funds to pay interest charges on the outstanding balance of the loan when financial conditions precedent are met. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have ongoing controls for monitoring compliance with loan covenants, advancing funds and determining default conditions.
When we finance land on which improvements will be constructed, construction funds are generally not advanced until the borrower has received lease or purchase commitments which will meet cash flow coverage requirements and/or our analysis of market conditions and project feasibility indicates to our satisfaction that such lease or purchase commitments are forthcoming or other sources of repayment have been identified to repay the loan. It is our general policy to require a substantial equity investment by the borrower to complement the Bank's credit commitment. Any such required borrower investment is first contributed and invested in the project before any draws are allowed under the Bank's credit commitment. We require current financial statements of the borrowing entity and guarantors, as well as conduct periodic inspections of the project and analysis of whether the project is on schedule or delayed. Updated appraisals are ordered when necessary to validate the collateral values to support advances, including reserve interest. Advances of interest reserves are discontinued if collateral values do not support the advances or if the borrower does not comply with other terms and conditions in the loan agreements. In addition, most of our construction lending is performed in Texas and our lenders are very familiar with trends in local real estate. If at any time we believe that our collateral position is jeopardized, we retain the right to stop the use of interest reserves. As of December 31, 2019 and December 31, 2018, none of our loans with interest reserves were on non-accrual.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-performing assets by type and by type of property securing the credit:

	As of December 31,
(in thousands)	2019	2018	2017
Non-accrual loans(1)
Commercial
Oil and gas properties	$125,049	$37,532	$64,192
Assets of the borrowers	54,538	16,538	7,571
Accounts receivable and inventory	29,789	21,300	24,399
Other	4,084	2,493	3,569
Total commercial	213,460	77,863	99,731
Real estate
Commercial property	1,751	988	1,096
Single family residences	1,449	1,469	118
Hotel/motel	8,500	—	—
Other	—	—	499
Total real estate	11,700	2,457	1,713
Consumer	34	55	—
Equipment leases	190	—	—
Total non-accrual loans	225,384	80,375	101,444
OREO(2)	—	79	11,742
Total non-performing assets	$225,384	$80,454	$113,186
Restructured loans - accruing	$—	$—	$—
Loans held for investment past due 90 days and accruing(3)	$17,584	$9,353	$8,429
Loans held for sale past due 90 days and accruing(4)	$8,207	$16,829	$19,737

(1)	As of December 31, 2019, 2018 and 2017, non-accrual loans included $35.1 million, $20.0 million and $18.8 million, respectively, in loans that met the criteria for restructured.

(2)	At December 31, 2019, 2018 and 2017, there was no valuation allowance recorded against the OREO balance.

(3)	At December 31, 2019, 2018 and 2017, loans past due 90 days and still accruing includes premium finance loans of $8.5 million, $9.2 million and $5.5 million, respectively.

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

Total non-performing assets at December 31, 2019 increased $144.9 million from December 31, 2018. The increase during 2019 primarily related to increases in our energy and leveraged loan portfolios. Energy non-performing assets totaled $125.0 million at December 31, 2019 compared to $37.5 million at December 31, 2018, and leveraged lending non-performing assets totaled $73.2 million and $28.8 million for the same periods, respectively.
Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At December 31, 2019, we had $46.6 million in loans of this type, compared to $81.7 million at December 31, 2018.

Summary of Loan Loss Experience
The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for loan losses at a level consistent with management’s assessment of inherent losses in the loan portfolio at the balance sheet date. We recorded a provision for credit losses of $75.0 million for the year ended December 31, 2019, $87.0 million for the year ended December 31, 2018, and $44.0 million for the year ended December 31, 2017. The decrease in provision recorded during 2019 compared to 2018 was primarily related to decreases in charge-offs and loans held for investment, excluding mortgage finance, balances.
The table below presents a summary of our loan loss experience for the past five years:

Year Ended December 31,
(in thousands except percentage and multiple data)	2019	2018	2017	2016	2015
Allowance for loan losses:
Beginning balance	$191,522	$184,655	$168,126	$141,111	$100,954
Loans charged-off:
Commercial	76,958	79,692	34,145	56,558	16,254
Construction	—	—	59	—	—
Real estate	662	—	290	528	389
Consumer	—	767	180	47	62
Equipment leases	19	319	—	—	25
Total charge-offs	77,639	80,778	34,674	57,133	16,730
Recoveries:
Commercial	3,290	2,468	4,593	9,364	4,944
Construction	—	—	104	34	400
Real estate	—	69	75	63	33
Consumer	69	438	70	21	173
Equipment leases	11	33	10	77	38
Total recoveries	3,370	3,008	4,852	9,559	5,588
Net charge-offs	74,269	77,770	29,822	47,574	11,142
Provision for loan losses	77,794	84,637	46,351	74,589	51,299
Ending balance	$195,047	$191,522	$184,655	$168,126	$141,111
Allowance for off-balance sheet credit losses:
Beginning balance	$11,434	$9,071	$11,422	$9,011	$7,060
Provision for off-balance sheet credit losses	(2,794)	2,363	(2,351)	2,411	1,951
Ending balance	$8,640	$11,434	$9,071	$11,422	$9,011
Total allowance for credit losses	$203,687	$202,956	$193,726	$179,548	$150,122
Total provision for credit losses	$75,000	$87,000	$44,000	$77,000	$53,250
Allowance for loan losses to LHI	0.79%	0.85%	0.89%	0.96%	0.84%
Net charge-offs to average LHI	0.31%	0.37%	0.16%	0.29%	0.07%
Total provision for credit losses to average LHI	0.32%	0.42%	0.24%	0.46%	0.35%
Recoveries to total charge-offs	4.34%	3.72%	13.99%	16.73%	33.40%
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.10%	0.14%	0.13%	0.19%	0.16%
Combined allowance for credit losses to LHI	0.83%	0.90%	0.94%	1.03%	0.90%
Allowance as a multiple of non-performing loans	0.9	x	2.4	x	1.8	x	1.0	x	0.8	x
The allowance for credit losses, including the allowance for losses on unfunded commitments reported on the consolidated balance sheets in other liabilities, totaled $203.7 million at December 31, 2019, $203.0 million at December 31, 2018 and $193.7 million at December 31, 2017. The combined allowance as a percentage of loans held for investment decreased to 0.83% at December 31, 2019 from 0.90% and 0.94% at December 31, 2018 and 2017, respectively. The downward trend in the combined allowance as a percentage of loans held for investment that began in 2017 continued during 2018 and 2019 due primarily to growth in mortgage finance loans held for investment.

The following table presents a summary of our allowance for loan losses by portfolio segment for the past five years:

	December 31,
	2019		2018		2017		2016		2015
(in thousands except percentage data)	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans
Loan category:
Commercial	$162,119	42%	$129,442	46%	$118,806	45%	$128,768	41%	$112,446	40%
Mortgage finance loans	2,265	33%	—	26%	—	26%	—	26%	—	29%
Construction	14,773	10%	19,242	9%	19,273	10%	13,144	12%	6,836	11%
Real estate	15,502	14%	33,353	18%	34,287	18%	19,149	20%	13,381	19%
Consumer	53	—	425	—	357	—	241	—	338	—
Equipment leases	335	1%	1,829	1%	3,542	1%	1,124	1%	3,931	1%
Additional qualitative reserve	—	—	7,231	—	8,390	—	5,700	—	4,179	—
Total allowance for loan losses	$195,047	100%	$191,522	100%	$184,655	100%	$168,126	100%	$141,111	100%
During 2019, we refined our methodology for calculating the allowance for loan losses to improve the specificity of the risk weights and the risk-weighting process for each product type assigned to the loans in our held for investment portfolio. As a result of these refinements, we believe that management is better able to allocate inherent losses previously accounted for in the additional qualitative reserve component of our allowance for loan losses to specific product types and credit risk grades, thus eliminating the additional qualitative reserve component of our allowance for loan losses in 2019. Additionally, this improved specificity and consideration of current mortgage market conditions resulted in the allocation of a portion of the company’s allowance and provision for loan losses to our mortgage finance loan portfolio for the first time in 2019.
The increase in allowance allocated to commercial loans recorded at December 31, 2019 compared to 2018 is due to an increase in total criticized loans, primarily related to our energy and leveraged lending portfolios. The decrease in allowance allocated to construction and real estate loans recorded at December 31, 2019 compared to 2018 is primarily related to a decrease in applied risk weights specific to these product types. This decrease was the result of the refinements discussed above as well as management's continued evaluation of changing market conditions in these product types relative to historical loss experience.
At December 31, 2019, we believe the allowance is appropriate and has been derived from consistent application of our methodology. Should any of the factors considered by management in evaluating the appropriateness of the allowance for loan losses change, our estimate of inherent losses in the portfolio could also change, which would affect the level of future provisions for loan losses.
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
Deposits
We compete for deposits by offering a broad range of products and services to our customers. While this includes offering competitive interest rates and fees, the primary means of competing for deposits is convenience and service to our customers. However, our strategy to provide service and convenience to customers does not include a large branch network. Our Bank offers banking centers, courier services and online and mobile banking. BankDirect and Bask Bank, our online banking divisions, serve customers on a 24 hours-a-day, 7 days-a-week basis solely through online banking.
Average total deposits for the year ended December 31, 2019 increased $4.4 billion compared to 2018. Average demand deposits for the year ended December 31, 2019 increased $1.1 billion compared to 2018, and average interest-bearing deposits increased $3.3 billion. The average cost of deposits increased to 1.19% in 2019 from 0.92% in 2018 due to increased competition for deposits, as well as higher interest rates during the first half of 2019 prior to the interest rate reductions that began in August 2019.
The following table discloses our average deposits:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Non-interest-bearing	$8,989,104	$7,890,304	$8,320,650
Interest-bearing transaction	3,535,282	3,044,300	2,159,375
Savings	9,780,532	7,986,135	7,495,318
Time deposits	2,351,698	1,292,864	478,513
Total average deposits	$24,656,616	$20,213,603	$18,453,856
Uninsured deposits at December 31, 2019 were 53% of total deposits, compared to 57% of total deposits at December 31, 2018 and 59% of total deposits at December 31, 2017. The insured deposit data for 2019, 2018 and 2017 reflect the deposit insurance impact of "combined ownership segregation" of escrow and other accounts at an aggregate level but do not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.
Maturity of Domestic CDs and Other Time Deposits in Amounts of $100,000 or More

	December 31,
(in thousands)	2019	2018	2017
Months to maturity:
3 or less	$215,991	$193,982	$161,523
Over 3 through 6	75,632	89,529	146,027
Over 6 through 12	165,973	100,177	128,817
Over 12	50,619	15,834	28,965
Total	$508,215	$399,522	$465,332
Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objectives in managing our liquidity are to maintain our ability to meet loan commitments, repurchase investment securities and repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Asset and Liability Management Committee (“ALCO”), which take into account the demonstrated marketability of our assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the years ended December 31, 2019 and 2018, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from federal funds purchased and FHLB borrowings, which are generally used to fund mortgage finance assets. We also rely on the availability of the mortgage secondary market provided by Ginnie Mae and the GSEs to support the liquidity of our mortgage finance assets.

In accordance with our liquidity strategy, deposit growth and increases in borrowing capacity related to our mortgage finance loans have resulted in increased liquidity assets in recent periods, which were $4.3 billion at December 31, 2019 and $2.9 billion at December 31, 2018. The following table summarizes the growth in and composition of liquidity assets:

	December 31,
(in thousands except percentage data)	2019	2018	2017
Federal funds sold and securities purchased under resale agreements	$30,000	$50,190	$30,000
Interest-bearing deposits	4,233,766	2,815,684	2,697,581
Total liquidity assets	$4,263,766	$2,865,874	$2,727,581

Total liquidity assets as a percent of:
Total loans held for investment	17.3%	12.7%	13.2%
Total earning assets	13.5%	10.5%	11.2%
Total deposits	16.1%	13.9%	14.3%
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
We also have access to incremental deposits through brokered retail certificates of deposit, or CDs. These traditional brokered deposits are generally of short maturities, less than 12 months, and are used to fund temporary differences in the growth in loan balances, including growth in loans held for sale or other specific categories of loans as compared to customer deposits. The following table summarizes our period-end and average core customer deposits, relationship brokered deposits and traditional brokered deposits:

	December 31,
(in thousands)	2019	2018
Deposits from core customers	$22,549,568	$17,015,541
Deposits from core customers as a percent of total deposits	85.2%	82.6%
Relationship brokered deposits	$1,617,247	$2,027,850
Relationship brokered deposits as a percent of average total deposits	6.1%	9.8%
Traditional brokered deposits	$2,311,778	$1,562,722
Traditional brokered deposits as a percent of total deposits	8.7%	7.6%
Average deposits from core customers	$20,747,292	$17,504,922
Average deposits from core customers as a percent of average total deposits	84.1%	86.6%
Average relationship brokered deposits	$2,096,287	$1,890,824
Average relationship brokered deposits as a percent of average total deposits	8.5%	9.4%
Average traditional brokered deposits	$1,813,037	$817,857
Average traditional brokered deposits as a percent of average total deposits	7.4%	4.0%
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

	December 31,
(in thousands)	2019	2018	2017
Federal funds purchased	$132,270	$629,169	$359,338
Repurchase agreements	9,496	12,005	5,702
FHLB borrowings	2,400,000	3,900,000	2,800,000
Line of credit	—	—	—
Total short-term and other borrowings	$2,541,766	$4,541,174	$3,165,040
For additional information on our short-term and other borrowings, see Note 11 - Short-Term and Other Borrowings in the accompanying notes to the consolidated financial statements included elsewhere in this report.
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
Our equity capital averaged $2.7 billion for the year ended December 31, 2019 as compared to $2.4 billion in 2018 and $2.1 billion in 2017. We have not paid any cash dividends on our common stock since we commenced operations. While we have no plans to pay dividends on our common stock in the foreseeable future, it is anticipated that following the merger of the Company and IBTX the combined company will pay dividends to stockholders at the rate of $1.00 per share annually. See the discussion at Risk Factors – Risks Relating to Our Securities.
For additional information on our capital, see Note 14 - Regulatory Restrictions in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Commitments and Contractual Obligations
The following table presents, as of December 31, 2019, significant fixed and determinable contractual obligations to third parties by payment date. Amounts in the table do not include accrued or accruing interest. See Note 7 - Leases in the accompanying notes to the consolidated financial statements included elsewhere in this report for details of contractual lease obligations. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements included elsewhere in this report.

(in thousands)	Note Reference	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Deposits without a stated maturity	10	$23,607,562	$—	$—	$—	$23,607,562
Time deposits	10	2,810,219	55,923	2,034	2,855	2,871,031
Federal funds purchased and customer repurchase agreements	11	141,766	—	—	—	141,766
FHLB borrowings	11	2,400,000	—	—	—	2,400,000
Subordinated notes	12	—	—	—	282,129	282,129
Trust preferred subordinated debentures	12	—	—	—	113,406	113,406
Total contractual obligations		$28,959,547	$55,923	$2,034	$398,390	$29,415,894

Off-Balance Sheet Arrangements
We had the following off-balance sheet contractual obligations as of December 31, 2019:

(in thousands)	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Commitments to extend credit	$2,672,791	$3,112,661	$2,066,169	$215,034	$8,066,655
Standby and commercial letters of credit	186,377	58,301	16,727	—	261,405
Total financial instruments with off-balance sheet risk	$2,859,168	$3,170,962	$2,082,896	$215,034	$8,328,060
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
We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 - Operations and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this report. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policy noted below could be deemed to meet the SEC’s definition of a critical accounting policy.
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
New Accounting Standards
ASU 2018-15 "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40 - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract)" ("ASU 2018-15") aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 will be effective for us on January 1, 2020 and is not expected to have an impact on our consolidated financial statements as we currently apply this guidance in practice.

ASU 2018-13 "Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13") removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 fair value measurement methodologies, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 will be effective for us on January 1, 2020 and is not expected to have a significant impact on our consolidated financial statements.
ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13") requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. ASU 2016-13, as updated, became effective for us on January 1, 2020. Through the date of adoption, we held steering committee and working group meetings that included individuals from various functional areas relevant to the implementation of CECL. Additionally, an assessment of our primary modeling tool was completed, which enabled us to complete parallel runs utilizing second and third quarter data, during which preliminary operational procedures and internal controls were designed. Management's steering committee and working group also validated the appropriateness of, among other things, management’s decisions regarding portfolio segmentation, life of loan considerations, and reasonable and supportable forecasting methodology. Based on our fourth quarter parallel run, review of the portfolio, including the composition, characteristics and quality of the underlying loans, and the prevailing economic conditions and forecasts as of the adoption date, we believe that adoption of ASU 2016-13 will result in an immaterial increase of approximately 5-6% to our allowance for credit losses. This is consistent with our expectations given that our current portfolio is of shorter duration and commercially focused.
Supplemental Financial Data
The following tables present the calculation of certain non-GAAP measures that we consider to be key performance measures that management uses in assessing our financial performance. While these non-GAAP measures may be widely used by investors, analysts and bank regulatory agencies to assess the financial performance of our company, they may not be comparable to similarly-titled measures reported by other companies. These non-GAAP measures are individually identified and calculations are explained in the footnotes below the tables. The following tables present reconciliations of these non-GAAP measures to the applicable amounts measured in accordance with GAAP.

	December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
Total common equity	$2,682,258	$2,350,394	$2,052,721	$1,859,557	$1,473,533
Adjustments:
Goodwill and intangibles	(18,099)	(18,570)	(19,040)	(19,512)	(19,960)
Tangible common equity	$2,664,159	$2,331,824	$2,033,681	$1,840,045	$1,453,573
Common shares outstanding	50,337,741	50,200,710	49,643,344	49,503,662	45,873,807
Book value per common share	$53.29	$46.82	$41.35	$37.56	$32.12
Tangible book value per common share(1)	$52.93	$46.45	$40.97	$37.17	$31.69

(1)	Stockholders’ equity excluding preferred stock, less goodwill and intangibles, divided by shares outstanding at period end.

	December 31,
(in thousands, except percentage data)	2019	2018	2017	2016	2015
Total common equity	$2,682,258	$2,350,394	$2,052,721	$1,859,557	$1,473,533
Adjustments:
AOCI	(8,950)	(518)	(428)	(415)	(718)
Goodwill and intangibles	(18,099)	(18,570)	(19,040)	(19,512)	(19,960)
Tangible common equity	$2,655,209	$2,331,306	$2,033,253	$1,839,630	$1,452,855
Total Assets	$32,548,069	$28,257,767	$25,075,645	$21,697,134	$18,903,821
Adjustments:
AOCI	(8,950)	(518)	(428)	(415)	(718)
Goodwill and intangibles	(18,099)	(18,570)	(19,040)	(19,512)	(19,960)
Tangible common equity	$32,521,020	$28,238,679	$25,056,177	$21,677,207	$18,883,143
Total common equity to total assets	8.24%	8.32%	8.19%	8.57%	7.79%
Tangible common equity to total tangible assets(1)	8.16%	8.26%	8.11%	8.49%	7.69%

(1)
Stockholders’ equity excluding preferred stock, less accumulated other comprehensive income and goodwill and intangibles, divided by total assets, less accumulated other comprehensive income and goodwill and intangibles.

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
The responsibility for managing market risk rests with the ALCO, which operates under policy guidelines established by our board of directors. The acceptable negative variation in net interest revenue due to a 100 basis point increase or decrease in interest rates is generally limited by these guidelines to plus or minus 10-12%. These guidelines establish maximum levels for short-term borrowings, short-term assets and public and brokered deposits and minimum levels for liquidity, among other things. Oversight of our compliance with these guidelines is the ongoing responsibility of the ALCO, with exceptions reported to the Risk Management Committee, and to our board of directors if deemed necessary, on a quarterly basis. Additionally, the Credit Policy Committee ("CPC") specifically manages risk relative to commodity price market risks. The CPC establishes maximum portfolio concentration levels for energy loans as well as maximum advance rates for energy collateral.
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of December 31, 2019, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.
Interest Rate Sensitivity Gap Analysis
December 31, 2019

(in thousands)	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Interest-bearing deposits in other banks, federal funds sold and securities purchased under resale agreements	$4,263,766	$—	$—	$—	$4,263,766
Investment securities(1)	27,021	2,680	352	209,818	239,871
Total variable loans	23,716,946	173,143	32,628	316,084	24,238,801
Total fixed loans	259,483	1,296,845	300,767	1,217,880	3,074,975
Total loans(2)	23,976,429	1,469,988	333,395	1,533,964	27,313,776
Total interest sensitive assets	$28,267,216	$1,472,668	$333,747	$1,743,782	$31,817,413
Liabilities:
Interest-bearing customer deposits	$14,169,103	$—	$—	$—	$14,169,103
CDs & IRAs	229,827	268,614	55,923	4,889	559,253
Traditional brokered deposits	400,000	1,911,778	—	—	2,311,778
Total interest-bearing deposits	14,798,930	2,180,392	55,923	4,889	17,040,134
Repurchase agreements, federal funds purchased, FHLB borrowings	2,541,766	—	—	—	2,541,766
Subordinated notes	—	—	—	282,129	282,129
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	2,541,766	—	—	395,535	2,937,301
Total interest sensitive liabilities	$17,340,696	$2,180,392	$55,923	$400,424	$19,977,435
GAP	$10,926,520	$(707,724)	$277,824	$1,343,358	$—
Cumulative GAP	$10,926,520	$10,218,796	$10,496,620	$11,839,978	$11,839,978

Demand deposits					9,438,459
Stockholders’ equity					2,832,258
Total					$12,270,717

(1)	Investment securities based on fair market value.

(2)	Total loans includes loans held for investments, stated at gross, and loans held for sale.

While a gap interest table is useful in analyzing interest rate sensitivity, an interest rate sensitivity simulation provides a better illustration of the sensitivity of earnings to changes in interest rates. Earnings are also affected by the effects of changing interest rates on the value of funding derived from demand deposits and stockholders’ equity. We perform a sensitivity analysis to identify interest rate risk exposure on net interest income. We quantify and measure interest rate risk exposure using a model to dynamically simulate the effect of changes in net interest income relative to changes in interest rates over the next twelve months based on three interest rate scenarios. These are a static rate scenario and two “shock test” scenarios.
These scenarios are based on interest rates as of the last day of a reporting period published by independent sources and incorporate relevant spreads of instruments that are actively traded in the open market. The Federal Reserve’s federal funds target affects short-term borrowing; the prime lending rate and LIBOR are the basis for most of our variable-rate loan pricing. The 10-year treasury rate is also monitored because of its effect on prepayment speeds for mortgage-backed securities and MSRs. These are our primary interest rate exposures. We are currently not using derivatives to manage our interest rate exposure although we may do so in the future if that appears advisable.
For modeling purposes, the “shock test” scenarios assume immediate, sustained 100 and 200 basis point increases in interest rates and a 100 basis point decrease in interest rates.
Our interest rate risk exposure model incorporates assumptions regarding the level of interest rate on indeterminable maturity deposits (demand deposits, interest-bearing transaction accounts and savings accounts) for a given level of market rate change. In the current environment of decreasing short-term rates, deposit pricing can vary by product and customer. These assumptions have been developed through a combination of historical analysis and projection of future expected pricing behavior. Changes in prepayment behavior of mortgage-backed securities, residential and commercial mortgage loans in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. The impact of these changes is factored into the simulation model. This modeling indicated interest rate sensitivity as follows:

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	December 31, 2019			December 31, 2018
(in thousands)	100 bps Increase	200 bps Increase	100 bps Decrease	100 bps Increase	200 bps Increase	100 bps Decrease
Change in net interest income	$93,290	$187,968	$(81,988)	$101,888	$204,279	$(105,505)
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Texas Capital Bancshares, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Texas Capital Bancshares, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income and other comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Allowance for Loan Losses (“ALL”)
Description of the Matter
The Company’s loans held for investment (“LHFI”) portfolio totaled $24.6 billion as of December 31, 2019, and the associated ALL was $195.0 million. As discussed in both Notes 1 and 4 to the consolidated financial statements, the ALL is comprised of general reserves and specific reserves for impaired loans. The Company’s ALL methodology for its general reserve employs a loss migration technique to determine historical loss percentages applicable to all defined credit risk grades and portfolio segments, whereby a segment weight is computed as a measure of the relative risk of loans in each segment compared to the entire LHFI portfolio. The Company’s ALL methodology allows for management to adjust historical credit loss experience to be more reflective of losses inherent in its LHFI portfolio.
Management has identified certain measures in addition to historical credit loss experience that are believed to offer guidance as leading, concurrent and trailing indicators respectively of general economic health that in turn are thought to be relevant to the measure of incurred loss in the Company’s LHFI portfolio (individually referred to as “Q Factors”). Ranges for individual Q Factors have been quantified and aggregated into a single adjustment (referred to as “the Q Factor adjustment”). Within the LHFI portfolio, management may also adjust segment weights applied for specific portfolio segments whereby historical loss experience may not be a measure reflective of incurred losses for the specific portfolio segment.
Auditing management’s estimate of the ALL involved a high degree of subjectivity due to the judgmental nature of adjustments made to the historical loss experience through (1) the quantification and aggregation of the Q Factor adjustment applied to the portfolio as well as (2) the determination of segment loss weight adjustments applied to specific portfolio segments. Such judgments (collectively referred to herein as “the judgmental adjustments”) could have a significant impact to the ALL.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the ALL process, including those over the identification and determination of individual Q Factors, the precision of management’s review and approval of the computation of the Q Factor adjustment, the identification and determination of segment weight adjustments, and the precision of management’s review and approval of the computed segment weight adjustments.
To test the judgmental adjustments made to historical loss experience in the ALL, our audit procedures included, among others, evaluating the Company’s ALL methodology and the underlying data used by management in developing the judgmental adjustments to the ALL. We compared the judgmental adjustments made by management to both internal portfolio metrics and external macroeconomic data (as applicable) to support the judgmental adjustments and evaluate trends in such adjustments period over period. We evaluated the data and information utilized by management to support the judgmental adjustments by independently obtaining internal and external data and information to assess the reliability and appropriateness of the data and information used by management. We confirmed that the judgmental adjustments were appropriately input into the Company’s ALL computation by recomputing the impact of such adjustments. We performed an analytical review of the ALL in aggregate using both internal and external information to evaluate the overall reasonableness of the ALL, including the judgmental adjustments.

We have served as the Company's auditor since 1999.
Dallas, TX
February 12, 2020

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands except per share data)	2019	2018
Assets
Cash and due from banks	$161,817	$214,191
Interest-bearing deposits in other banks	4,233,766	2,815,684
Federal funds sold and securities purchased under resale agreements	30,000	50,190
Investment securities	239,871	120,216
Loans held for sale ($2,571.3 million and $1,969.2 million at December 2019 and 2018, respectively, at fair value)	2,577,134	1,969,474
Loans held for investment, mortgage finance	8,169,849	5,877,524
Loans held for investment (net of unearned income)	16,476,413	16,690,550
Less: Allowance for loan losses	195,047	191,522
Loans held for investment, net	24,451,215	22,376,552
Mortgage servicing rights, net	64,904	42,474
Premises and equipment, net	31,212	23,802
Accrued interest receivable and other assets	740,051	626,614
Goodwill and intangible assets, net	18,099	18,570
Total assets	$32,548,069	$28,257,767
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$9,438,459	$7,317,161
Interest-bearing	17,040,134	13,288,952
Total deposits	26,478,593	20,606,113
Accrued interest payable	12,760	20,675
Other liabilities	287,157	194,238
Federal funds purchased and repurchase agreements	141,766	641,174
Other borrowings	2,400,000	3,900,000
Subordinated notes, net	282,129	281,767
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	29,715,811	25,757,373
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares—10,000,000
Issued shares—6,000,000 shares issued at December 31, 2019 and 2018	150,000	150,000
Common stock, $.01 par value:
Authorized shares—100,000,000
Issued shares—50,338,158 and 50,201,127 at December 31, 2019 and 2018, respectively	503	502
Additional paid-in capital	978,205	967,890
Retained earnings	1,694,608	1,381,492
Treasury stock (shares at cost: 417 at December 31, 2019 and 2018)	(8)	(8)
Accumulated other comprehensive income, net of taxes	8,950	518
Total stockholders’ equity	2,832,258	2,500,394
Total liabilities and stockholders’ equity	$32,548,069	$28,257,767
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands except per share data)	2019	2018	2017
Interest income
Interest and fees on loans	$1,284,036	$1,124,970	$846,292
Investment securities	8,654	2,834	1,066
Federal funds sold and securities purchased under resale agreements	1,529	3,792	2,542
Interest-bearing deposits in other banks	71,093	32,597	29,399
Total interest income	1,365,312	1,164,193	879,299
Interest expense
Deposits	293,537	185,116	79,886
Federal funds purchased	11,872	6,531	2,592
Other borrowings	58,393	36,207	15,137
Subordinated notes	16,764	16,764	16,764
Trust preferred subordinated debentures	5,026	4,715	3,592
Total interest expense	385,592	249,333	117,971
Net interest income	979,720	914,860	761,328
Provision for credit losses	75,000	87,000	44,000
Net interest income after provision for credit losses	904,720	827,860	717,328
Non-interest income
Service charges on deposit accounts	11,320	12,787	12,432
Wealth management and trust fee income	8,810	8,148	6,153
Brokered loan fees	29,738	22,532	23,331
Servicing income	13,439	18,307	15,657
Swap fees	4,387	5,625	3,990
Net gain/(loss) on sale of loans held for sale	(20,259)	(15,934)	(2,387)
Other	45,005	26,559	15,080
Total non-interest income	92,440	78,024	74,256
Non-interest expense
Salaries and employee benefits	315,080	291,768	264,231
Net occupancy expense	32,989	30,342	25,811
Marketing	53,355	39,335	26,787
Legal and professional	53,830	42,990	29,731
Communications and technology	44,826	30,056	31,004
FDIC insurance assessment	20,093	24,307	23,510
Servicing related expenses	22,573	14,934	15,506
Allowance and other carrying costs for other real estate owned	7	474	6,437
Other	47,246	50,890	42,859
Total non-interest expense	589,999	525,096	465,876
Income before income taxes	407,161	380,788	325,708
Income tax expense	84,295	79,964	128,645
Net income	322,866	300,824	197,063
Preferred stock dividends	9,750	9,750	9,750
Net income available to common stockholders	$313,116	$291,074	$187,313
Other comprehensive income (loss)
Change in unrealized gain (loss) on available-for-sale debt securities arising during period, before tax	$10,674	$7	$19
Income tax expense (benefit) related to unrealized loss on available-for-sale debt securities	2,242	1	6
Other comprehensive income (loss), net of tax	8,432	6	13
Comprehensive income	$331,298	$300,830	$197,076
Basic earnings per common share	$6.23	$5.83	$3.78
Diluted earnings per common share	$6.21	$5.79	$3.73
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total
Balance at December 31, 2016	6,000,000	$150,000	49,504,079	$495	$955,468	$903,187	(417)	$(8)	$415	$2,009,557
Comprehensive income:
Net income	—	—	—	—	—	197,063	—	—	—	197,063
Change in unrealized gain (loss) on available-for-sale debt securities, net of taxes of $6	—	—	—	—	—	—	—	—	13	13
Total comprehensive income										197,076
Stock-based compensation expense recognized in earnings	—	—	—	—	8,079	—	—	—	—	8,079
Preferred stock dividend	—	—	—	—	—	(9,750)	—	—	—	(9,750)
Issuance of stock related to stock-based awards	—	—	106,087	1	(2,242)	—	—	—	—	(2,241)
Issuance of common stock related to warrants	—	—	33,595	—	—	—	—	—	—	—
Balance at December 31, 2017	6,000,000	150,000	49,643,761	496	961,305	1,090,500	(417)	(8)	428	2,202,721
Impact of adoption of new accounting standards(1)	—	—	—	—	—	(82)	—	—	84	2
Comprehensive income:
Net income	—	—	—	—	—	300,824	—	—	—	300,824
Change in unrealized gain (loss) on available-for-sale debt securities, net of taxes of $1	—	—	—	—	—	—	—	—	6	6
Total comprehensive income										300,830
Stock-based compensation expense recognized in earnings	—	—	—	—	8,973	—	—	—	—	8,973
Preferred stock dividend	—	—	—	—	—	(9,750)	—	—	—	(9,750)
Issuance of stock related to stock-based awards	—	—	120,242	1	(2,383)	—	—	—	—	(2,382)
Issuance of common stock related to warrants	—	—	437,124	5	(5)	—	—	—	—	—
Balance at December 31, 2018	6,000,000	150,000	50,201,127	502	967,890	1,381,492	(417)	(8)	518	2,500,394
Comprehensive income:
Net income	—	—	—	—	—	322,866	—	—	—	322,866
Change in unrealized gain (loss) on available-for-sale debt securities, net of taxes of $2,242	—	—	—	—	—	—	—	—	8,432	8,432
Total comprehensive income										331,298
Stock-based compensation expense recognized in earnings	—	—	—	—	11,775	—	—	—	—	11,775
Preferred stock dividend	—	—	—	—	—	(9,750)	—	—	—	(9,750)
Issuance of stock related to stock-based awards	—	—	128,263	1	(1,460)	—	—	—	—	(1,459)
Issuance of common stock related to warrants	—	—	8,768	—	—	—	—	—	—	—
Balance at December 31, 2019	6,000,000	$150,000	50,338,158	$503	$978,205	$1,694,608	(417)	$(8)	$8,950	$2,832,258

(1)	Represents the impact of adopting Accounting Standard Update ("ASU") 2018-02 and ASU 2016-01. See Note 1 to the consolidated financial statements for more information.
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2019	2018	2017
Operating activities
Net income	$322,866	$300,824	$197,063
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	75,000	87,000	44,000
Deferred tax expense (benefit)	10,796	(6,400)	31,276
Depreciation and amortization	37,267	32,022	27,871
Net (gain)/loss on sale of loans held for sale	20,259	15,934	2,387
Increase (decrease) in valuation allowance on mortgage servicing rights	5,803	(2,823)	2,823
Stock-based compensation expense	17,604	16,938	22,019
Purchases and originations of loans held for sale	(10,183,057)	(6,753,709)	(5,556,964)
Proceeds from sales and repayments of loans held for sale	9,508,927	5,759,067	5,457,117
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(143,617)	(123,542)	(105,720)
Accrued interest payable and other liabilities	87,884	(5,026)	10,289
Net cash (used in)/provided by operating activities	(240,268)	(679,715)	132,161
Investing activities
Purchases of investment securities	(113,233)	(101,558)	(97,776)
Maturities and calls of available-for-sale securities	—	—	94,775
Principal payments received on investment securities	6,185	3,426	4,383
Originations of mortgage finance loans	(138,759,289)	(99,151,237)	(86,931,566)
Proceeds from pay-offs of mortgage finance loans	136,466,964	98,581,873	86,120,744
Net (increase)/decrease in loans held for investment, excluding mortgage finance loans	139,868	(1,402,068)	(2,395,063)
Purchase of premises and equipment, net	(16,651)	(7,651)	(12,265)
Proceeds from sale of MSRs	—	70,824	—
Proceeds from sale of other real estate owned, net	79	13,645	1,023
Net cash used in investing activities	(2,276,077)	(1,992,746)	(3,215,745)
Financing activities
Net increase in deposits	5,872,480	1,482,933	2,106,349
Costs from issuance of stock related to stock-based awards and warrants	(1,459)	(2,382)	(2,241)
Preferred dividends paid	(9,750)	(9,750)	(9,750)
Net increase/(decrease) in other borrowings	(1,500,000)	1,100,000	800,000
Net increase/(decrease) in federal funds purchased and repurchase agreements	(499,408)	276,134	255,465
Net cash provided by financing activities	3,861,863	2,846,935	3,149,823
Net increase in cash and cash equivalents	1,345,518	174,474	66,239
Cash and cash equivalents at beginning of period	3,080,065	2,905,591	2,839,352
Cash and cash equivalents at end of period	$4,425,583	$3,080,065	$2,905,591
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$393,507	$236,338	$115,789
Cash paid during the period for income taxes	89,967	75,405	103,871
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
On December 9, 2019, the Company entered into a merger agreement with IBTX, the holding company for Independent Bank, under which TCBI and IBTX will combine in an all-stock merger of equals. Under the terms of the merger agreement, each share of TCBI common stock outstanding immediately prior to the effective time, other than certain shares held by TCBI or IBTX, will be converted into the right to receive the merger consideration of 1.0311 shares of IBTX common stock. At the effective time, each outstanding share of TCBI preferred stock will be automatically converted into the right to receive one share of IBTX preferred stock having substantially the same terms as such share of TCBI preferred stock. The name of the surviving entity will be Independent Bank Group, Inc. and the name of the surviving bank will be Texas Capital Bank. The surviving bank will be operated under the name Independent Financial in Colorado and under the name Texas Capital Bank in Texas.
The merger agreement was unanimously approved by the board of directors of TCBI and the board of directors of IBTX. The merger is expected to close in mid-2020, subject to satisfaction of customary closing conditions, including receipt of customary regulatory approvals and approval of the merger agreement by the stockholders of TCBI and the shareholders of IBTX, respectively. For more information on the merger agreement and the merger, see Part I, Item 1, Business-Merger with Independent Bank Group, Inc.
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
Basic and Diluted Earnings Per Common Share
Basic earnings per common share is based on net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period excluding non-vested stock. Diluted earnings per common share include the dilutive effect of non-vested stock-based awards granted using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 2 — Earnings Per Share.
Accumulated Other Comprehensive Income
Unrealized gains or losses on our available-for-sale debt securities (after applicable income tax expense or benefit) are included in accumulated other comprehensive income (loss), net ("AOCI"). AOCI is reported in the accompanying consolidated statements of stockholders’ equity and consolidated statements of income and other comprehensive income.
GAAP does not permit the adjustment of tax amounts in AOCI for changes in tax rates; as a result the effects become "stranded" in AOCI. Stranded tax effects caused by the 2018 revaluation of deferred taxes resulting from the corporate tax rates established by the Tax Cuts and Jobs Act (the "Tax Act") are reclassified from AOCI to retained earnings in accordance with our early adoption of ASU 2018-02 "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income."

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
Available-for-Sale
Available-for-sale debt securities are stated at fair value, with the unrealized gains and losses reported as a separate component of AOCI, net of tax. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and accretion are included in interest income from securities. Realized gains and losses and declines in value judged to be other-than-temporary are included in gain (loss) on sale of securities. The cost of securities sold is based on the specific identification method.
All debt securities are available-for-sale as of December 31, 2019 and 2018.
Equity Securities
Beginning January 1, 2018, upon adoption of ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities," equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income. For periods prior to January 1, 2018, equity securities were classified as available-for-sale and stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. Equity securities without readily determinable fair values are recorded at cost less any impairment, if any.
Loans
Loans Held for Sale
Through our mortgage correspondent aggregation ("MCA") program, we commit to purchase residential mortgage loans from independent correspondent lenders and deliver those loans into the secondary market via whole loan sales to independent third parties or in securitization transactions to third parties such as Ginnie Mae or to government sponsored entities such as Fannie Mae or Freddie Mac ("GSEs"). In some cases, we retain the mortgage servicing rights. Once purchased, these loans are classified as held for sale and are carried at fair value pursuant to our election of the fair value option in accordance with Accounting Standards Codification ("ASC") 825, Financial Instruments. At the commitment date, we enter into a corresponding forward sale commitment with a third party, typically Ginnie Mae or a GSE, to deliver the loans within a specified timeframe. The estimated gain/loss for the entire transaction (from initial purchase commitment to final delivery of loans) is recorded as an asset or liability. The fair value of loans held for sale is derived from observable current market prices, when available, and includes the fair value of the mortgage servicing rights. Adjustments to reflect unrealized gains and losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as gain/(loss) on sale of loans held for sale in the consolidated statements of income and other comprehensive income.
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
Pursuant to Ginnie Mae servicing guidelines, we have the unilateral right, but not the obligation, to repurchase certain delinquent loans securitized in Ginnie Mae pools, if they meet defined delinquent loan criteria. Once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, we account for these loans as if they had been repurchased and recognize the loans and a corresponding liability as held for sale and other liabilities, respectively, in the consolidated balance sheets. If the loans are actually repurchased, the liability is extinguished and the loans continue to be reported as held for sale. As a Ginnie Mae approved lender, we may recover losses incurred on repurchased loans through a claims process with the government agency.
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
Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, a reduction of the face amount of debt or forgiveness of either principal or accrued interest. A loan continues to qualify as restructured until a consistent payment history or change in borrower’s financial condition has been evidenced, generally for no less than twelve months. Assuming that the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan no longer has to be considered a restructuring if it is in compliance with the modified terms in calendar years after the year of the restructure.
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
Loans held for investment includes legal ownership interests in mortgage loans that we purchase through our mortgage warehouse lending division. The ownership interests are purchased from unaffiliated mortgage originators who are seeking additional funding through sale of the undivided ownership interests to facilitate their ability to originate loans. The mortgage originator has no obligation to offer and we have no obligation to purchase these interests. The originator closes mortgage loans consistent with underwriting standards established by approved investors, and, at the time of the sale to the investor, our ownership interest and that of the originator are delivered by us to the investor selected by the originator and approved by us. We typically purchase up to a 99% ownership interest in each mortgage with the originator owning the remaining percentage. These mortgage ownership interests are generally held by us for a period of less than 30 days and more typically 10-20 days. Because of conditions in agreements with originators designed to reduce transaction risks, under ASC 860, Transfers and Servicing of Financial Assets (“ASC 860”), the ownership interests do not qualify as participating interests. Under ASC 860, the ownership interests are deemed to be loans to the originators and payments we receive from investors are deemed to be payments made by or on behalf of the originator to repay the loan deemed made to the originator. Because we have an actual, legal ownership interest in the underlying residential mortgage loan, these interests are reported as extensions of credit to the originators that are secured by the mortgage loans as collateral.
Due to market conditions or events of default by the investor or the originator, we could be required to purchase the remaining interests in the mortgage loans and hold them beyond the expected 10-20 days. Mortgage loans acquired under these conditions would require mark-to-market adjustments to income and could require further allocations of the allowance for loan losses or be subject to charge off in the event the loans become impaired.

Allowance for Loan Losses
The allowance for loan losses is comprised of general reserves and specific reserves for impaired loans, all based on our estimate of losses inherent in the portfolio at the balance sheet date. In order to determine the allowance for loan losses, all loans are assigned a credit grade. Loan commitments graded substandard or worse and greater than $500,000 are specifically reviewed for loss potential. Loans deemed to be impaired, as well as restructured loans and loans formerly reported as restructured, are assigned a specific reserve based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the remainder of the portfolio is segregated by product types to recognize differing risk profiles among portfolio segments, and then further segregated by credit grades. Each credit grade is assigned a risk factor, or reserve allocation percentage. These risk factors are multiplied by the outstanding principal balance of each loan and risk-weighted by product type to calculate a required reserve. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit, and any needed reserve is recorded in other liabilities. Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.
We have several pass credit grades that are assigned to loans based on varying levels of risk, ranging from credits that are secured by cash or marketable securities, to watch credits which have all the characteristics of an acceptable credit risk but warrant more than the normal level of monitoring. Within our criticized/classified credit grades are special mention, substandard, and doubtful. Special mention loans are those that are currently protected by the sound worth and paying capacity of the borrower, but that are potentially weak and constitute an additional credit risk. These loans have the potential to deteriorate to a substandard grade due to the existence of financial or administrative deficiencies. Substandard loans have a well-defined weakness or weaknesses that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Some substandard loans are inappropriately protected by the sound worth and paying capacity of the borrower and of the collateral pledged and may be considered impaired. Substandard loans can be accruing or can be on non-accrual depending on the circumstances of the individual loans. Loans classified as doubtful have all the weaknesses inherent in substandard loans with the added characteristics that the weaknesses make collection or liquidation in full highly questionable and improbable. The possibility of loss is extremely high. All doubtful loans are on non-accrual.
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
Management’s assessment of the allowance begins with a review of historical credit loss experience as a baseline before consideration of current environmental issues both internal and external to the Bank that might reasonably cause the measure of incurred loss to differ from historical experience. The Bank’s allowance methodology employs a loss migration technique to determine historical loss percentages applicable to all defined credit risk grades. The methodology also calculates historical loss percentages by portfolio segment and computes segment weights as a measure of the relative risk of loans in each segment compared to the entire portfolio. Management may adjust segment weights by applying overlays to specific portfolio segments whereby historical loss experience may not be a measure reflective of incurred losses for the specific portfolio segment.  These overlays are quantified by management at the portfolio segment level and added or subtracted from historical loss rates. These processes allow for a continuous review of not only absolute historical loss percentages but also an assessment of credit risk grade migration, positive and negative, and changes in portfolio composition as defined by portfolio segment.
Because credit risk grade migration, both positive and negative, can significantly trail triggering events such as change in economic conditions, commodity prices or interest rates, changes in collateral values or changes in regulatory interpretation or applicable laws or standards impacting the Bank's lending activities, management has identified certain measures that are believed to offer guidance as leading, concurrent and trailing indicators respectively of general economic health that in turn are thought to be relevant to the measure of incurred loss in the Bank’s loan portfolio (individually referred to as "Q Factors"). Each individual Q Factor is individually quantified by management and then aggregated into a single qualitative adjustment (referred to as the "Q Factor adjustment"). This Q Factor adjustment is added or subtracted from historical loss rates, as relevant, to compute an appropriate reserve based upon actual portfolio composition as defined by portfolio segment and credit risk grade composition.

The single Q Factor adjustment and application of any management overlay to model calculated segment weights reflects management’s determination that the allowance model is calculating an appropriate level of the allowance in the context of all known loan portfolio quality and concentration issues as well as other environmental factors that are reasonably believed to cause the measure of incurred loss, inclusive of unidentified losses inherent in the current portfolio, to differ from historical experience.
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
Software
Costs incurred in connection with development or purchase of internal use software and cloud computing arrangements, including in-substance software licenses, are capitalized. Amortization is computed on a straight-line basis over the estimated useful life of the asset, which generally ranges from one to five years. Capitalized software is included in other assets in the consolidated balance sheets.

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
In conjunction with the sale and securitization of loans held for sale and their related servicing rights, we may be exposed to liability resulting from recourse and repurchase agreements. If it is determined subsequent to our sale of a loan or its related servicing rights that a breach of the representations or warranties made in the applicable sale agreement has occurred, which may include guarantees that prepayments will not occur within a specified and customary time frame, we may have an obligation to either (a) repurchase the loan for the unpaid principal balance, accrued interest and related advances, (b) indemnify the purchaser against any loss it suffers or (c) make the purchaser whole for the economic benefits of the loan and its related servicing rights.
Our repurchase, indemnification and make-whole obligations vary based upon the terms of the applicable agreements, the nature of the asserted breach and the status of the mortgage loan at the time a claim is made. We establish reserves for estimated losses of this nature inherent in the origination of mortgage loans by estimating the losses inherent in the population of all loans sold based on trends in claims and actual loss severities experienced. The reserve will include accruals for probable contingent losses in addition to those identified in the pipeline of claims received. The estimation process is designed to include amounts based on actual losses experienced from actual activity.
Leases
ASU 2016-02 "Leases (Topic 842)" ("ASU 2016-02") requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 became effective for us on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. We elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and have not restated comparative periods. Of the optional practical expedients available under ASU 2016-02, we adopted all expedients except for the hindsight practical expedient. As a result of implementing ASU 2016-02, we recognized an operating lease right-of-use ("ROU") asset of $64 million and an operating lease liability of $74 million on January 1, 2019, with no impact on our consolidated statements of income or consolidated statements of cash flows compared to the prior lease accounting model.
Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the lease commencement date, which is based on our collateralized borrowing capabilities over a similar term as the related lease payments. ROU assets are further adjusted for lease incentives.
Our operating leases relate primarily to office space and bank branches. Operating leases in which we are the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in other assets and other liabilities, respectively, on our consolidated balance sheets. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income and other comprehensive income. See Note 7 – Leases for additional information.

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
The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of non-interest income are as follows:

•
Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payments for such performance obligations are generally received at the time the performance obligations are satisfied.

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

•
Brokered loan fees - these represent fees for the administration and funding of purchased mortgage loan interests as well as facility renewal and application fees received from mortgage originator customers in our mortgage warehouse lending business. Also included are fees received from independent correspondent mortgage lenders as consideration for our purchase of individual residential mortgage loans through our MCA business. Revenue related to the mortgage warehouse lending business is recognized when the related loan interest is disposed (i.e., through sale or payoff) or upon receipt of the facility renewal or application. Revenue related to our MCA business is recognized at the time a loan is purchased.

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

Derivative Financial Instruments
All contracts that satisfy the definition of a derivative are recorded at fair value in other assets and other liabilities in the consolidated balance sheets. We record the derivatives on a net basis when a right of offset exists with a single counterparty that is subject to a legally enforceable master netting agreement.
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
We also enter into loan purchase commitment contracts with mortgage originators to purchase residential mortgage loans at a future date, as well as forward sales commitment contracts to sell residential mortgage loans at a future date, as part of our MCA program. The objective of these transactions is to mitigate our exposure to interest rate risk associated with the purchase of mortgage loans held for sale. Any changes in fair value are recorded in other non-interest expense in the consolidated statements of income and other comprehensive income.
Segment Reporting
We have determined that all of our lending divisions and subsidiaries meet the aggregation criteria of ASC 280, Segment Reporting, since all offer similar products and services, operate with similar processes, have similar customers and are collectively reviewed by the chief operating decision maker.
(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Year ended December 31,
(in thousands except per share data)	2019	2018	2017
Numerator:
Net income	$322,866	$300,824	$197,063
Preferred stock dividends	9,750	9,750	9,750
Net income available to common stockholders	$313,116	$291,074	$187,313
Denominator:
Denominator for basic earnings per share—weighted average shares	50,286,300	49,936,702	49,587,169
Effect of employee stock-based awards(1)	132,904	218,275	239,008
Effect of warrants to purchase common stock	—	117,895	433,657
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	50,419,204	50,272,872	50,259,834
Basic earnings per common share	$6.23	$5.83	$3.78
Diluted earnings per common share	$6.21	$5.79	$3.73

(1)
SARs and RSUs outstanding of 86,308, 27,100 and 13,500 in 2019, 2018 and 2017, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented.

(3) Investment Securities
Available-for-Sale Debt Securities
The following is a summary of available-for-sale debt securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
Available-for-sale debt securities:
Residential mortgage-backed securities	$4,991	$275	$—	$5,266
Tax-exempt asset-backed securities	183,225	13,802	—	197,027
Credit risk transfer securities	14,713	—	(2,749)	11,964
	$202,929	$14,077	$(2,749)	$214,257

December 31, 2018
Available-for-sale debt securities:
Residential mortgage-backed securities	$6,874	$368	$—	$7,242
Tax-exempt asset-backed securities	95,518	286	—	95,804
	$102,392	$654	$—	$103,046
During the first quarter of 2019, we acquired a $92.0 million tax-exempt security backed with underlying cash flows from municipal revenue bonds, as well as $15.0 million in credit risk transfer ("CRT") securities. The securities were all recorded as available-for-sale upon acquisition and subsequently marked to fair value as of December 31, 2019.
CRT securities represent unsecured obligations issued by GSEs such as Freddie Mac and are designed to transfer mortgage credit risk from the GSE to private investors. CRT securities are structured to be subject to the performance of a reference pool of mortgage loans in which we share in 50% of the first losses with the GSE. If the reference pool incurs losses, the amount we will recover on the notes is reduced by our share of the amount of such losses, which could potentially be up to 100% of the amount outstanding. The CRT securities are generally interest-only for an initial period of time and are restricted from being transferred until a future date.

The amortized cost and estimated fair value of available-for-sale debt securities are presented below by contractual maturity:

(in thousands, except percentage data)	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
December 31, 2019
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$—	$1,005	$—	$3,986	$4,991
Estimated fair value	—	1,088	—	4,178	5,266
Weighted average yield(3)	—%	5.54%	—%	4.31%	4.55%
Tax-exempt asset-backed securities:(1)
Amortized Cost	—	—	—	183,225	183,225
Estimated fair value	—	—	—	197,027	197,027
Weighted average yield(2)(3)	—%	—%	—%	4.20%	4.20%
CRT securities:(1)
Amortized Cost	—	—	—	14,713	14,713
Estimated fair value	—	—	—	11,964	11,964
Weighted average yield(3)	—%	—%	—%	1.71%	1.71%
Total available-for-sale debt securities:
Amortized cost					$202,929
Estimated fair value					$214,257

December 31, 2018
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$3	$1,573	$—	$5,298	$6,874
Estimated fair value	4	1,668	—	5,570	7,242
Weighted average yield(3)	6.50%	5.54%	—%	4.53%	4.76%
Tax-exempt asset-backed securities:(1)
Amortized Cost	—	—	—	95,518	95,518
Estimated fair value	—	—	—	95,804	95,804
Weighted average yield(2)(3)	—%	—%	—%	4.25%	4.25%
Total available-for-sale debt securities:
Amortized cost					$102,392
Estimated fair value					$103,046

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 21% federal tax rate.

(3)	Yields are calculated based on amortized cost.
The following table discloses our available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

December 31, 2019	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
CRT securities	$11,964	$(2,749)	$—	$—	$11,964	$(2,749)

At December 31, 2019, the CRT securities were the only available-for-sale debt securities in an unrealized loss position. There were no available-for-sale debt securities in an unrealized loss position at December 31, 2018.

We conduct periodic reviews of securities with unrealized losses to evaluate whether the impairment is other-than-temporary. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for available-for-sale debt securities. When we have the intent to sell or we believe we will more likely than not be required to sell an available-for-sale debt security, the entire excess of its amortized cost basis over its fair value is recognized in earnings. For available-for-sale debt securities that we do not intend to sell and are not likely to be required to sell, only the credit-related impairment is recognized in earnings and any non-credit-related impairment is recorded in AOCI.
Based on the results of our periodic review of available-for-sale debt securities in an unrealized loss position at March 31, 2019, we recorded a $331,000 other-than-temporary credit-related impairment on the CRT securities, reducing the amortized cost of the securities. The loss was measured as the excess of the amortized cost basis of the security over the present value of cash flows expected to be collected and was recorded in other non-interest expense. Based on the results of our periodic review at December 31, 2019, no additional other-than-temporary credit-related impairment was recorded on the CRT securities, as the remaining loss position is not believed to be other-than-temporary. Our periodic review at December 31, 2019 included an evaluation of the near-term prospects of the investments in relation to the severity and duration of the unrealized losses. Based on that evaluation we have determined that we have the ability and intent to hold the investments until recovery of fair value.
Available-for-sale debt securities with carrying values of approximately $3.5 million and $1.2 million were pledged to secure certain customer repurchase agreements and deposits, respectively, at December 31, 2019. The comparative amounts at December 31, 2018 were $4.8 million and $1.7 million, respectively.
Equity Securities
Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan. At December 31, 2019 and December 31, 2018, we had $25.6 million and $17.2 million, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains/(losses) recognized on equity securities and included in other non-interest income in the consolidated statements of income:

	Year Ended December 31,
(in thousands)	2019	2018
Net gains/(losses) recognized during the period	$2,383	$(975)
Less: Realized net gains/(losses) recognized during the period on equity securities sold	119	460
Unrealized net gains/(losses) recognized during the period on equity securities still held	$2,264	$(1,435)

(4) Loans Held for Investment and Allowance for Loan Losses
Loans held for investment are summarized by portfolio segment as follows:

	December 31,
(in thousands)	2019	2018
Commercial	$10,230,828	$10,373,288
Mortgage finance(1)	8,169,849	5,877,524
Construction	2,563,339	2,120,966
Real estate	3,444,701	3,929,117
Consumer	71,463	63,438
Equipment leases	256,462	312,191
Gross loans held for investment	24,736,642	22,676,524
Deferred income (net of direct origination costs)	(90,380)	(108,450)
Allowance for loan losses	(195,047)	(191,522)
Total loans held for investment, net	$24,451,215	$22,376,552

(1)	Balances at December 31, 2019 and December 31, 2018 are stated net of $682.7 million and $193.0 million of participations sold, respectively.

Summary of Loan Loss Experience
The following tables summarize the credit risk profile of our loans held for investment by internally assigned grades and non-accrual status:

(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Total
December 31, 2019
Grade:
Pass	$9,751,645	$8,169,849	$2,540,059	$3,364,554	$71,289	$255,171	$24,152,567
Special mention	198,269	—	6,590	52,919	140	1,062	258,980
Substandard-accruing	67,454	—	16,690	15,528	—	39	99,711
Non-accrual	213,460	—	—	11,700	34	190	225,384
Total loans held for investment	$10,230,828	$8,169,849	$2,563,339	$3,444,701	$71,463	$256,462	$24,736,642

December 31, 2018
Grade:
Pass	$10,034,597	$5,877,524	$2,099,955	$3,850,811	$61,815	$309,775	$22,234,477
Special mention	120,531	—	21,011	47,644	—	2,223	191,409
Substandard-accruing	140,297	—	—	28,205	1,568	193	170,263
Non-accrual	77,863	—	—	2,457	55	—	80,375
Total loans held for investment	$10,373,288	$5,877,524	$2,120,966	$3,929,117	$63,438	$312,191	$22,676,524
The allowance for loan losses is comprised of general reserves and specific reserves for impaired loans based on our estimate of losses inherent in the portfolio at the balance sheet date. For further discussion of the components of the allowance for loan losses as well as details regarding how the estimate of inherent losses is determined, refer to the Allowance for Loan Losses subheading in Note 1 – Operations and Summary of Significant Accounting Policies. We believe the allowance at December 31, 2019 to be appropriate, given management's assessment of losses inherent in the portfolio as of the evaluation date, the growth in the loan and lease portfolio, current economic conditions in our market areas and other factors.

The following table details activity in the allowance for loan losses, as well as the recorded investment in loans held for investment, by portfolio segment and disaggregated on the basis of our impairment methodology. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Mortgage Finance	Construction	Real Estate	Consumer	Equipment Leases	Additional Qualitative Reserve	Total
Year ended December 31, 2019
Allowance for loan losses:
Beginning balance	$129,442	$—	$19,242	$33,353	$425	$1,829	$7,231	$191,522
Provision for loan losses	106,345	2,265	(4,469)	(17,189)	(441)	(1,486)	(7,231)	77,794
Charge-offs	76,958	—	—	662	—	19	—	77,639
Recoveries	3,290	—	—	—	69	11	—	3,370
Net charge-offs (recoveries)	73,668	—	—	662	(69)	8	—	74,269
Ending balance	$162,119	$2,265	$14,773	$15,502	$53	$335	$—	$195,047
Period end allowance for loan losses allocated to:
Loans individually evaluated for impairment	$59,832	$—	$—	$549	$7	$36	$—	$60,424
Loans collectively evaluated for impairment	102,287	2,265	14,773	14,953	46	299	—	134,623
Total	$162,119	$2,265	$14,773	$15,502	$53	$335	$—	$195,047
Period end loans allocated to:
Loans individually evaluated for impairment	$213,460	$—	$—	$11,700	$34	$190	$—	$225,384
Loans collectively evaluated for impairment	10,017,368	8,169,849	2,563,339	3,433,001	71,429	256,272	—	24,511,258
Total	$10,230,828	$8,169,849	$2,563,339	$3,444,701	$71,463	$256,462	$—	$24,736,642

Year ended December 31, 2018
Allowance for loan losses:
Beginning balance	$118,806	$—	$19,273	$34,287	$357	$3,542	$8,390	$184,655
Provision for loan losses	87,860	—	(31)	(1,003)	397	(1,427)	(1,159)	84,637
Charge-offs	79,692	—	—	—	767	319	—	80,778
Recoveries	2,468	—	—	69	438	33	—	3,008
Net charge-offs (recoveries)	77,224	—	—	(69)	329	286	—	77,770
Ending balance	$129,442	$—	$19,242	$33,353	$425	$1,829	$7,231	$191,522
Period end allowance for loan losses allocated to:
Loans individually evaluated for impairment	$8,252	$—	$—	$48	$10	$—	$—	$8,310
Loans collectively evaluated for impairment	121,190	—	19,242	33,305	415	1,829	7,231	183,212
Total	$129,442	$—	$19,242	$33,353	$425	$1,829	$7,231	$191,522
Period end loans allocated to:
Loans individually evaluated for impairment	$78,428	$—	$—	$8,857	$55	$—	$—	$87,340
Loans collectively evaluated for impairment	10,294,860	5,877,524	2,120,966	3,920,260	63,383	312,191	—	22,589,184
Total	$10,373,288	$5,877,524	$2,120,966	$3,929,117	$63,438	$312,191	$—	$22,676,524

During 2019, we refined our methodology for calculating the allowance for loan losses to improve the specificity of the risk weights and the risk-weighting process for each product type assigned to the loans in our held for investment portfolio. As a result of these refinements, we believe that management is better able to allocate inherent losses previously accounted for in the additional qualitative reserve component of our allowance for loan losses to specific product types and credit risk grades, thus eliminating the additional qualitative reserve component of our allowance for loan losses in 2019. Additionally, this improved specificity and consideration of current mortgage market conditions resulted in the allocation of a portion of the company’s allowance and provision for loan losses to our mortgage finance loan portfolio for the first time in 2019.

The following tables detail our impaired loans held for investment by portfolio segment. In accordance with ASC 310, Receivables, we have also included all restructured and formerly restructured loans in our impaired loan totals.

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2019
With no related allowance recorded:
Commercial
Business loans	$35,932	$51,172	$—	$20,074	$—
Energy loans	57,722	58,519	—	15,692	—
Real estate
Market risk	8,500	8,806	—	4,980	—
Commercial	881	881	—	5,100	—
Secured by 1-4 family	1,218	1,218	—	1,226	—
Consumer	—	—	—	—	—
Equipment leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$104,253	$120,596	$—	$47,072	$—
With an allowance recorded:
Commercial
Business loans	$52,479	$55,422	$29,467	$27,288	$—
Energy loans	67,327	87,067	30,365	51,232	—
Real estate
Market risk	870	870	499	2,257	—
Commercial	—	—	—	—	—
Secured by 1-4 family	231	231	50	621	—
Consumer	34	34	7	63	—
Equipment leases	190	190	36	16	—
Total impaired loans with an allowance recorded	$121,131	$143,814	$60,424	$81,477	$—
Combined:
Commercial
Business loans	$88,411	$106,594	$29,467	$47,362	$—
Energy loans	125,049	145,586	30,365	66,924	—
Real estate
Market risk	9,370	9,676	499	7,237	—
Commercial	881	881	—	5,100	—
Secured by 1-4 family	1,449	1,449	50	1,847	—
Consumer	34	34	7	63	—
Equipment leases	190	190	36	16	—
Total impaired loans	$225,384	$264,410	$60,424	$128,549	$—

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
With no related allowance recorded:
Commercial
Business loans	$23,367	$55,008	$—	$16,426	$133
Energy loans	12,188	13,363	—	17,135	—
Real estate
Market risk	—	—	—	—	—
Commercial	7,388	7,388	—	3,215	—
Secured by 1-4 family	1,233	1,233	—	734	—
Consumer	—	—	—	—	—
Equipment leases	—	—	—	—	—
Total impaired loans with no allowance recorded	$44,176	$76,992	$—	$37,510	$133
With an allowance recorded:
Commercial
Business loans	$17,529	$17,564	$4,679	$41,307	$—
Energy loans	25,344	28,105	3,573	25,672	—
Real estate
Market risk	—	—	—	49	—
Commercial	—	—	—	83	—
Secured by 1-4 family	236	236	48	188	—
Consumer	55	55	10	54	—
Equipment leases	—	—	—	275	—
Total impaired loans with an allowance recorded	$43,164	$45,960	$8,310	$67,628	$—
Combined:
Commercial
Business loans	$40,896	$72,572	$4,679	$57,733	$133
Energy loans	37,532	41,468	3,573	42,807	—
Real estate
Market risk	—	—	—	49	—
Commercial	7,388	7,388	—	3,298	—
Secured by 1-4 family	1,469	1,469	48	922	—
Consumer	55	55	10	54	—
Equipment leases	—	—	—	275	—
Total impaired loans	$87,340	$122,952	$8,310	$105,138	$133

Average impaired loans outstanding during the years ended December 31, 2019, 2018 and 2017 totaled $128.5 million, $105.1 million and $130.8 million, respectively. For the year ended December 31, 2019, we recognized no interest income on non-accrual loans, compared to $133,000 and $6,000, for the years ended December 31, 2018 and 2017 respectively. Additional interest income that would have been recorded if the loans had been current during the years ended December 31, 2019, 2018 and 2017 totaled $12.0 million, $8.5 million and $19.0 million, respectively. As of December 31, 2019 and 2018, none of our non-accrual loans were earning interest income on a cash basis.

The table below provides an age analysis of our loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Non-accrual	Current	Total
December 31, 2019
Commercial
Business loans	$8,746	$9,299	$17,285	$35,330	$88,411	$8,681,989	$8,805,730
Energy	—	—	—	—	125,049	1,300,049	1,425,098
Mortgage finance loans	—	—	—	—	—	8,169,849	8,169,849
Construction
Market risk	—	—	—	—	—	2,457,986	2,457,986
Commercial	—	—	—	—	—	93,764	93,764
Secured by 1-4 family	—	—	—	—	—	11,589	11,589
Real estate
Market risk	10,786	—	—	10,786	9,370	2,238,384	2,258,540
Commercial	—	495	193	688	881	810,149	811,718
Secured by 1-4 family	104	179	106	389	1,449	372,605	374,443
Consumer	—	212	—	212	34	71,217	71,463
Equipment leases	304	—	—	304	190	255,968	256,462
Total loans held for investment	$19,940	$10,185	$17,584	$47,709	$225,384	$24,463,549	$24,736,642

(1)
Loans past due 90 days and still accruing includes premium finance loans of $8.5 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The receipt of the refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

As of December 31, 2019 and December 31, 2018, we did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at December 31, 2019 and 2018, $35.1 million and $20.0 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates.
The following table details the recorded investment at December 31, 2019 and 2018 of loans that have been restructured during the years ended December 31, 2019 and 2018 by type of modification:

	Extended Maturity		Adjusted Payment Schedule		Total
(in thousands, except number of contracts)	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End
Year Ended December 31, 2019
Commercial
Business loans	1	$1,753	3	$21,193	4	$22,946
Energy loans	1	3,935	—	—	1	3,935
Total	2	$5,688	3	$21,193	$5	$26,881

Year Ended December 31, 2018
Commercial
Business loans	—	$—	2	$2,411	$2	$2,411
Energy loans	—	—	5	10,047	5	10,047
Total	—	$—	7	$12,458	$7	$12,458

Restructured loans generally include terms to temporarily place the loan on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above restructured loans. At December 31, 2019, all of the above loans restructured in 2019 were on non-accrual. The restructuring of the loans did not have a significant impact on our allowance for loan losses at December 31, 2019 or 2018. As of December 31, 2019 and 2018, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
(5) OREO and Valuation Allowance for Losses on OREO
The table below presents a summary of the activity related to OREO:

	Year ended December 31,
(in thousands)	2019	2018	2017
Beginning balance	$79	$11,742	$18,961
Additions	—	—	—
Sales	(79)	(11,663)	(1,108)
Valuation allowance for OREO	—	—	—
Direct write-downs	—	—	(6,111)
Ending balance	$—	$79	$11,742

During 2017, we recorded a $6.1 million write-down on one asset. In 2018, we sold this asset and recorded a $2.0 million gain on sale. The gain on sale was recorded in other non-interest income.
(6) Certain Transfers of Financial Assets
The table below presents a reconciliation of the changes in loans held for sale:

	Year Ended December 31,
(in thousands)	2019	2018
Outstanding balance(1):
Beginning balance	$1,949,785	$1,012,580
Loans purchased and originated	10,183,057	6,753,709
Payments and loans sold	(9,564,480)	(5,816,504)
Ending balance	2,568,362	1,949,785
Fair value adjustment:
Beginning balance	19,689	(1,576)
Increase/(decrease) to fair value	(10,917)	21,265
Ending balance	8,772	19,689
Loans held for sale at fair value	$2,577,134	$1,969,474

(1)	Includes $5.8 million and $299,000 of loans held for sale that are carried at lower of cost or market as of December 31, 2019 and 2018, respectively, as well as $3.3 million as of December 31, 2017.
No loans held for sale were on non-accrual as of December 31, 2019 or December 31, 2018. At December 31, 2019 and December 31, 2018, we had $8.2 million and $16.8 million, respectively, in loans held for sale that were 90 days or more past due. The $8.2 million in loans held for sale that were 90 days or more past due at December 31, 2019 included $6.0 million in loans guaranteed by U.S. government agencies that were purchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet. Interest on these past due loans accrues at the debenture rate guaranteed by the U.S. government. Also included in the $8.2 million were $1.9 million in loans that, pursuant to Ginnie Mae servicing guidelines, we have the unilateral right, but not the obligation, to repurchase if defined delinquent loan criteria are met, and therefore must record as held for sale on our balance sheet regardless of whether the repurchase option has been exercised. At December 31, 2018, $16.0 million of the $16.8 million in loans held for sale were loans guaranteed by U.S. government agencies that were purchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet.

From time to time we retain the right to service the loans sold through our MCA program, creating MSRs which are recorded as assets on our balance sheet. A summary of MSR activity is as follows:

	Year Ended December 31,
(in thousands)	2019	2018
MSRs:
Balance, beginning of year	$42,474	$88,150
Capitalized servicing rights	39,774	39,149
Amortization	(11,541)	(9,278)
Sales	—	(75,547)
Balance, end of period	$70,707	$42,474
Valuation allowance:
Balance, beginning of year	$—	$2,823
Increase (decrease) in valuation allowance	5,803	(2,823)
Balance, end of period	$5,803	$—
MSRs, net	$64,904	$42,474
MSRs, fair value	$64,904	$44,502

At December 31, 2019 and 2018, our servicing portfolio of residential mortgage loans had an outstanding principal balance of $6.7 billion and $3.9 billion, respectively.
In connection with the servicing of these loans, we hold deposits in the name of investors representing escrow funds for taxes and insurance, as well as collections in transit to the investors. These escrow funds are segregated and held in separate non-interest-bearing bank accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $63.7 million at December 31, 2019 and $37.9 million at December 31, 2018.
The estimated fair value of the MSR assets is obtained from an independent third party and reviewed by management on a quarterly basis. MSRs typically do not trade in an active, open market with readily observable prices; as such, the fair value of MSRs is determined using a discounted cash flow model to calculate the present value of the estimated future net servicing income. The assumptions utilized in the discounted cash flow model are based on market data for comparable assets, where available. Each quarter, management and the independent third party review the key assumptions used in the discounted cash flow model and make adjustments as necessary to estimate the fair value of the MSRs. At December 31, 2019, the estimated fair value of MSRs was adjusted as a result of the decline in mortgage interest rates during the year, which resulted in an impairment charge of $5.8 million. There was no impairment at December 31, 2018. The following summarizes the assumptions used by management to determine the fair value of MSRs:

	December 31,
	2019	2018
Average discount rates	9.06%	9.55%
Expected prepayment speeds	13.11%	9.77%
Weighted-average life, in years	5.8	7.0

A sensitivity analysis of changes in the fair value of our MSR portfolio resulting from certain key assumptions is presented in the following table:

	December 31,
(in thousands)	2019	2018
50 bp adverse change in prepayment speed	$(10,768)	$(6,028)
100 bp adverse change in prepayment speed	(17,965)	(11,629)

These sensitivities are hypothetical and actual results may differ materially due to a number of factors. The effect on fair value of a 10% variation in assumptions generally cannot be determined with confidence because the relationship of the change in assumptions to the change in fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may be correlated with changes in other factors, which could impact the sensitivity analysis as presented.

In conjunction with the sale and securitization of loans held for sale, we may be exposed to liability resulting from repurchase, indemnification and make-whole agreements. Our estimated exposure related to those agreements totaled $3.6 million and $1.6 million at December 31, 2019 and December 31, 2018, respectively, and is recorded in other liabilities in the consolidated balance sheets. We incurred $9.0 million in losses due to make-whole obligations during the year ended December 31, 2019 compared to $258,000 in 2018. The increase in make-whole obligation losses is primarily related to an increase in early payoffs resulting from the declining interest rate environment.
(7) Leases
Our leases relate primarily to office space and bank branches with remaining lease terms of generally 1 to 13 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of December 31, 2019, operating lease ROU assets and liabilities were $80.0 million and $95.9 million, respectively. We do not currently have any significant finance leases in which we are the lessee.
The table below summarizes our net lease cost:

(in thousands)	Year Ended December 31, 2019
Operating lease cost	$14,844
Short-term lease cost	19
Variable lease cost	3,918
Sublease income	(126)
Net lease cost	$18,656
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,711
Non-cash changes in ROU assets	$98,369
Non-cash changes in lease liabilities(1)	$108,189

(1)	Includes $87.9 million in lease liabilities from new ROU assets obtained during the year ended December 31, 2019.
The table below summarizes other information related to our operating leases:

December 31, 2019
Weighted-average remaining lease term - operating leases, in years	7.2
Weighted-average discount rate - operating leases	2.75%

The table below summarizes the maturity of remaining lease liabilities:

(in thousands)	December 31, 2019
2020	$16,586
2021	17,136
2022	16,338
2023	16,377
2024	11,619
2025 and thereafter	28,018
Total lease payments	106,074
Less: Interest	(10,187)
Present value of lease liabilities	$95,887

(8) Goodwill and Other Intangible Assets
Goodwill and other intangible assets are summarized as follows:

(in thousands)	Gross Goodwill and Intangible Assets	Accumulated Amortization	Net Goodwill and Intangible Assets
December 31, 2019
Goodwill	$15,468	$(374)	$15,094
Intangible assets—customer relationships and trademarks	9,006	(6,001)	3,005
Total goodwill and intangible assets	$24,474	$(6,375)	$18,099
December 31, 2018
Goodwill	$15,468	$(374)	$15,094
Intangible assets—customer relationships and trademarks	9,006	(5,530)	3,476
Total goodwill and intangible assets	$24,474	$(5,904)	$18,570

Amortization expense related to intangible assets totaled $471,000 in 2019, $470,000 in 2018 and $472,000 in 2017. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2019 is as follows:

(in thousands)
2020	$432
2021	405
2022	405
2023	382
2024	268
Thereafter	1,113
Total	$3,005

(9) Premises and Equipment
Premises and equipment are summarized as follows:

	December 31,
(in thousands)	2019	2018
Premises	$30,181	$27,999
Furniture and equipment	42,176	35,130
Total cost	72,357	63,129
Accumulated depreciation	(41,145)	(39,327)
Total premises and equipment, net	$31,212	$23,802

Depreciation expense for the above premises and equipment was approximately $9.2 million, $9.0 million and $6.9 million in 2019, 2018 and 2017, respectively.

(10) Deposits
Deposits are summarized as follows:

	December 31,
(in thousands)	2019	2018
Non-interest-bearing demand deposits	$9,438,459	$7,317,161
Interest-bearing deposits
Transaction	3,651,128	3,051,535
Savings	10,517,975	8,222,893
Time	2,871,031	2,014,524
Total interest-bearing deposits	17,040,134	13,288,952
Total deposits	$26,478,593	$20,606,113

The scheduled maturities of interest-bearing time deposits were as follows at December 31, 2019:

(in thousands)
2020	$2,810,219
2021	49,275
2022	6,648
2023	271
2024	1,763
2025 and after	2,855
Total	$2,871,031

At December 31, 2019 and 2018, interest-bearing time deposits of $250,000 or more were approximately $347.7 million and $270.2 million, respectively.

(11) Short-Term and Other Borrowings
The following table summarizes our short-term and other borrowings:

(dollar amounts in thousands)	Federal Funds Purchased	Customer Repurchase Agreements	FHLB Borrowings
December 31, 2019
Amount outstanding at year-end	$132,270	$9,496	$2,400,000
Interest rate at year-end	1.66%	0.61%	1.68%
Average balance outstanding during the year	$502,604	$11,655	$2,523,836
Weighted-average interest rate during the year	2.36%	0.51%	2.31%
Maximum month-end outstanding during the year	$905,473	$14,208	$5,000,000
December 31, 2018
Amount outstanding at year-end	$629,169	$12,005	$3,900,000
Interest rate at year-end	2.54%	0.09%	2.56%
Average balance outstanding during the year	$323,140	$9,812	$1,769,452
Weighted-average interest rate during the year	2.02%	0.09%	2.05%
Maximum month-end outstanding during the year	$629,169	$13,835	$4,000,000
December 31, 2017
Amount outstanding at year-end	$359,338	$5,702	$2,800,000
Interest rate at year-end	1.45%	0.03%	1.35%
Average balance outstanding during the year	$215,895	$6,590	$1,395,753
Weighted-average interest rate during the year	1.20%	0.04%	1.08%
Maximum month-end outstanding during the year	$544,203	$8,727	$2,800,000

The following table summarizes our other borrowing capacities net of balances outstanding. As of December 31, 2019, all are scheduled to mature within one year.

	December 31,
(in thousands)	2019	2018	2017
FHLB borrowing capacity relating to loans	$8,964,019	$4,568,842	$3,890,995
FHLB borrowing capacity relating to securities	589	721	2,071
Total FHLB borrowing capacity(1)	$8,964,608	$4,569,563	$3,893,066
Unused federal funds lines available from commercial banks	$1,432,000	$620,000	$885,000
Unused Federal Reserve borrowings capacity	$3,637,238	$4,933,965	$4,114,594
Unused revolving line of credit(2)	$130,000	$130,000	$130,000

(1)	FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and also certain pledged securities.

(2)
Unsecured revolving, non-amortizing line of credit with maturity date of December 15, 2020. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during 2019, 2018, or 2017.

(12) Long-Term Debt
From November 2002 to September 2006 various Texas Capital Statutory Trusts were created and subsequently issued floating rate trust preferred securities in various private offerings totaling $113.4 million. As of December 31, 2019, the details of the trust preferred subordinated debentures are summarized below:

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
(13) Financial Instruments with Off-Balance Sheet Risk
The table below presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments. This allowance is recorded in other liabilities on the consolidated balance sheet.

	Year Ended December 31,
(in thousands)	2019	2018
Beginning balance of allowance for off-balance sheet credit losses	$11,434	$9,071
Provision for off-balance sheet credit losses	(2,794)	2,363
Ending balance of allowance for off-balance sheet credit losses	$8,640	$11,434

Commitments to extend credit - period end balance	$8,066,655	$8,030,198
Standby letters of credit - period end balance	$261,405	$236,537

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
The Basel III regulatory capital framework (the "Basel III Capital Rules") adopted by U.S. federal regulatory authorities, among other things, (i) establishes the capital measure called "Common Equity Tier 1" ("CET1"), (ii) specifies that Tier 1 capital consist of CET1 and "Additional Tier 1 Capital" instruments meeting stated requirements, (iii) requires that most deductions/adjustments to regulatory capital measures be made to CET1 and not to other components of capital and (iv) defines the scope of the deductions/adjustments to the capital measures. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions that became fully phased in on January 1, 2019.

Additionally, the Basel III Capital Rules require that we maintain a capital conservation buffer with respect to each of CET1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. The capital conservation buffer was subject to a three year phase-in period that began on January 1, 2016 and became fully phased-in on January 1, 2019 at 2.5%. The required capital conservation buffer during 2018 was 1.875%. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of December 31, 2019, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of "well capitalized" as of December 31, 2019 and 2018. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on our condition and results of operations.
Because the Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

The table below summarizes our actual and required capital ratios under the Basel III Capital Rules:

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2019
CET1
Company	$2,653,999	8.88%	$1,344,825	4.50%	$2,091,591	7.00%	N/A	N/A
Bank	2,676,513	8.96%	1,344,131	4.50%	2,090,870	7.00%	1,941,522	6.50%
Total capital (to risk-weighted assets)
Company	3,398,345	11.37%	2,390,801	8.00%	3,137,926	10.50%	N/A	N/A
Bank	3,262,144	10.92%	2,389,565	8.00%	3,136,305	10.50%	2,986,957	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,912,529	9.75%	1,793,101	6.00%	2,540,226	8.50%	N/A	N/A
Bank	2,835,043	9.49%	1,792,174	6.00%	2,538,913	8.50%	2,389,565	8.00%
Tier 1 capital (to average assets)(1)
Company	2,912,529	8.42%	1,383,640	4.00%	1,383,640	4.00%	N/A	N/A
Bank	2,835,043	8.20%	1,383,190	4.00%	1,383,190	4.00%	1,728,988	5.00%
December 31, 2018
CET1
Company	$2,330,599	8.58%	$1,732,501	6.38%	$1,902,354	7.00%	N/A	N/A
Bank	2,340,988	8.62%	1,731,955	6.38%	1,901,755	7.00%	1,765,915	6.50%
Total capital (to risk-weighted assets)
Company	3,074,097	11.31%	2,683,679	9.88%	2,853,532	10.50%	N/A	N/A
Bank	2,925,872	10.77%	2,682,833	9.88%	2,852,632	10.50%	2,716,793	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,589,374	9.53%	2,140,149	7.88%	2,310,002	8.50%	N/A	N/A
Bank	2,499,763	9.20%	2,139,474	7.88%	2,309,274	8.50%	2,173,434	8.00%
Tier 1 capital (to average assets)(1)
Company	2,589,374	9.87%	1,049,694	4.00%	1,049,694	4.00%	N/A	N/A
Bank	2,499,763	9.53%	1,049,296	4.00%	1,049,296	4.00%	1,311,620	5.00%

(1)
The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, the Federal Reserve and the FDIC may require the Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.

Our mortgage finance loan volumes can increase significantly at month-end, causing a meaningful difference between ending balance and average balance for any period. At December 31, 2019, our mortgage finance loans were $8.2 billion compared to the average for the quarter ended December 31, 2019 of $7.9 billion. As CET1, Tier 1 and total capital ratios are calculated using quarter-end risk-weighted assets and our mortgage finance loans are 100% risk-weighted (excluding MCA mortgage loans held for sale, which receive lower risk weights), the period-end fluctuation in these balances can significantly impact our reported ratios. Due to the actual risk profile and liquidity of this asset class, we manage capital allocated to mortgage finance loans based on changing trends in average balances and do not believe that the period-end balance is representative of risk characteristics that would justify higher allocations. However, we monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels.
Dividends that may be paid by banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of our Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules further limit the amount of dividends that may be paid by our Bank. No dividends were declared or paid on our common stock during 2019, 2018 or 2017.
The required reserve balances at the Federal Reserve at December 31, 2019 and 2018 were approximately $283.4 million and $157.7 million, respectively.

(15) Stock-Based Compensation and Employee Benefits
We have a qualified retirement plan with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan permits our employees to defer a portion of their compensation. Matching contributions may be made in amounts and at times determined by the Company. We contributed approximately $9.5 million, $9.6 million, and $8.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Employees are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan are invested in accordance with participant elections among certain investment options.
We also offer a non-qualified deferred compensation plan for our executives and key members of management in order to assist us in attracting and retaining these individuals. Participants in the plan may elect to defer up to 75% of their annual salary and/or short-term incentive payout into deferral accounts that mirror the gains or losses of investments selected by the participants. The plan allows us to make discretionary contributions on behalf of a participant as well as matching contributions. We made matching contributions of $1.0 million in both 2019 and 2018 and made discretionary contributions of $260,000 in 2017. All participant contributions to the plan and any related earnings are immediately vested and may be withdrawn upon the participant's separation from service, death or disability or upon a date specified by the participant. Salary deferrals are recorded as salaries and employee benefits expense in the consolidated statements of income with an offsetting payable to participants in other liabilities on the consolidated balance sheets.
We have an Employee Stock Purchase Plan (“ESPP”). Employees are eligible for the ESPP when they meet certain requirements concerning period of credited service and minimum hours worked. Eligible employees may contribute a between 1% and 10% of eligible compensation up to the Section 423 of the Internal Revenue Code limit of $25,000. In 2006, stockholders approved the ESPP, which allocated 400,000 shares for purchase. As of December 31, 2019, 2018 and 2017, 155,933, 143,348 and 132,285 shares had been purchased on behalf of employees under the ESPP.
We have stock-based compensation plans under which equity-based compensation grants are made by the board of directors, or its designated committee. Grants are subject to vesting requirements. Under the plans, we may grant, among other things, non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), cash-settled performance units or any combination thereof to employees and non-employee directors. A total of 2,550,000 shares are authorized for grant under the plans. Total shares remaining available for grant under the plans at December 31, 2019 were 1,772,070.
A summary of our SAR activity and related information is as follows. Grants of SARs include time-based vesting conditions that generally vest ratably over a period of five years.

	December 31, 2019		December 31, 2018		December 31, 2017
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
SARs outstanding at beginning of year	41,350	$29.13	74,363	$30.12	125,863	$31.68
SARs exercised	(20,150)	24.07	(33,013)	31.35	(51,500)	33.94
SARs outstanding at year-end	21,200	$33.95	41,350	$29.13	74,363	$30.12
SARs vested and exercisable at year-end	21,200	$33.95	39,750	$27.81	60,463	$26.02
Weighted average remaining contractual life of SARs vested (in years)		2.14		2.33		2.82
Weighted average remaining contractual life of SARs outstanding (in years)		2.14		2.44		3.35
Compensation expense	$6,000		$121,000		$265,000
Unrecognized compensation expense	$—		$6,000		$127,000
Weighted average period over which unrecognized compensation expense is expected to be recognized (in years)		0.00		0.17		0.75
Fair value of shares vested during the year	$37,000		$211,000		$294,000
Intrinsic value of SARs exercised	$724,000		$1,919,000		$3,802,000

A summary of our RSU activity and related information is as follows. Grants of RSUs include time-based vesting conditions that generally vest ratably over a period of three to five years. Additionally, from time to time, grants of RSUs with both time-based and performance-based vesting conditions are made that generally vest at the end of a three or four year period.

	December 31, 2019		December 31, 2018		December 31, 2017
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at beginning of year	349,533	$69.11	423,732	$60.01	425,055	$51.28
RSUs granted	386,913	59.28	95,891	88.07	121,243	80.40
RSUs vested	(140,666)	59.97	(121,507)	54.97	(102,057)	48.93
RSUs forfeited	(37,468)	62.73	(48,583)	63.60	(20,509)	54.75
RSUs outstanding at year-end	558,312	$64.95	349,533	$69.11	423,732	$60.01
Compensation expense	$11,733,000		$8,803,000		$7,790,000
Unrecognized compensation expense	$25,305,000		$16,538,000		$18,730,000
Weighted average period over which unrecognized compensation expense is expected to be recognized (in years)		3.09		2.90		3.15

New non-employee directors receive grants of restricted common stock as to which restrictions lapse ratably over a period of three years. Compensation expense for these grants was $36,000, $62,000 and $61,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
Total compensation cost for all share-based arrangements was $11.8 million, $9.0 million and $8.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Cash-settled units totaling 163,856 were outstanding at December 31, 2019, all of which are time-based and vest ratably over a period of four years. We granted 138,773 and 121,260 cash-settled units in 2018 and 2017, respectively. No grants were made in 2019. Since these units have a cash payout feature, they are accounted for under the liability method with related expense based on the stock price at period end. Compensation cost for the cash-settled units was $5.8 million, $8.0 million and $13.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(16) Income Taxes
Income tax expense/(benefit) consists of the following:

	Year ended December 31,
(in thousands)	2019	2018	2017
Current:
Federal	$69,427	$82,556	$94,112
State	4,072	3,808	3,257
Total	73,499	86,364	97,369
Deferred:
Federal	10,796	(6,400)	31,276
State	—	—	—
Total	10,796	(6,400)	31,276
Total expense:
Federal	80,223	76,156	125,388
State	4,072	3,808	3,257
Total	$84,295	$79,964	$128,645

The reconciliation of our effective income tax rate to the U.S. federal statutory tax rate is as follows:

	Year ended December 31,
	2019	2018	2017
U.S. statutory rate	21%	21%	35%
State taxes	1%	1%	1%
Non-deductible expenses	1%	1%	1%
Deferred tax asset remeasurement write-off	—%	—%	5%
Non-taxable income	(1)%	(1)%	(1)%
Other	(1)%	(1)%	(1)%
Effective tax rate	21%	21%	40%

The tax effect of unrealized gains and losses on available-for-sale debt securities is recorded to other comprehensive income and is not a component of income tax expense/(benefit).
We are no longer subject to U.S. federal income tax examinations for years before 2016 or state and local income tax examinations for years before 2015.

The table below summarizes significant components of our deferred tax assets and liabilities utilizing the federal corporate income tax rate of 21%. Management believes it is more likely than not that all of the deferred tax assets will be realized. Our net deferred tax assets are included in other assets in the consolidated balance sheets.

	December 31,
(in thousands)	2019	2018
Deferred tax assets:
Allowance for credit losses	$44,383	$44,224
Operating lease liabilities	20,894	—
Loan origination fees	10,638	11,328
Stock compensation	3,605	3,363
Non-accrual interest	2,351	1,724
Non-qualified deferred compensation	4,027	2,211
Other	2,544	2,517
Total deferred tax assets	88,442	65,367
Deferred tax liabilities:
Loan origination costs	(2,686)	(2,049)
Leases	(7,912)	(9,000)
Operating lease ROU assets	(19,644)	—
MSRs	(13,818)	(9,184)
Depreciation	(17,602)	(8,233)
Unrealized gain on securities	(2,379)	(138)
Other	(3,337)	(2,662)
Total deferred tax liabilities	(67,378)	(31,266)
Net deferred tax asset	$21,064	$34,101

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

Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
December 31, 2019
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$5,266	$—
Tax-exempt asset-backed securities	—	—	197,027
CRT Securities	—	—	11,964
Equity securities(1)(2)	18,484	7,130	—
Loans held for sale(3)	—	2,564,281	7,043
Loans held for investment(4)(6)	—	—	109,585
Derivative assets(7)	—	48,684	—
Derivative liabilities(7)	—	51,310	—
Non-qualified deferred compensation plan liabilities(8)	18,484	—	—

December 31, 2018
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$7,242	$—
Tax-exempt asset-backed securities	—	—	95,804
Equity securities(1)(2)	10,262	6,908	—
Loans held for sale(3)	—	1,952,760	16,415
Loans held for investment(4)(6)	—	—	29,885
OREO(5)(6)	—	—	79
Derivative assets(7)	—	21,806	—
Derivative liabilities(7)	—	41,375	—
Non-qualified deferred compensation plan liabilities(8)	10,148	—	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly, except for tax-exempt asset-backed securities and CRT securities which are measured quarterly.

(2)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.

(3)	Loans held for sale purchased through our MCA program are measured at fair value on a recurring basis, generally monthly.

(4)	Includes impaired loans that have been measured for impairment at the fair value of the loan’s collateral.

(5)	OREO is transferred from loans to OREO at fair value less selling costs.

(6)	Loans held for investment and OREO are measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.

(7)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.

(8)
Non-qualified deferred compensation plan liabilities represent the fair value of the obligation to the employee, which generally correspond to the fair value of the invested assets, and are measured at fair value on a recurring basis, generally monthly.

Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Realized/Unrealized Gains (Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Year ended December 31, 2019
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$95,804	$92,010	$(4,302)	$—	$13,515	$197,027
CRT Securities	$—	$15,044	$—	$(331)	$(2,749)	$11,964
Loans held for sale(2)	$16,415	$321	$(10,690)	$190	$807	$7,043

Year ended December 31, 2018
Tax-exempt asset-backed securities(1)	$—	$95,521	$(3)	$—	$286	$95,804
Loans held for sale(2)	$—	$38,430	$(20,591)	$(173)	$(1,251)	$16,415

(1)	Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI. Realized gains/(losses) are recorded in other non-interest income.

(2)	Realized and unrealized gains/(losses) on loans held for sale are recorded in gain/(loss) on sale of loans held for sale.
Tax-exempt asset-backed securities
The fair value of tax-exempt asset-backed securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. At December 31, 2019, a discount rate of 2.99% and a weighted-average life of 7.0 years were utilized to determine the fair value of these securities, compared to 4.21% and 9.2 years, respectively, at December 31, 2018.
CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. At December 31, 2019, a discount rate of 4.54% and a weighted-average life of 9.3 years were utilized to determine the fair value of these securities.
Loans held for sale
The fair value of loans held for sale using Level 3 inputs include loans that cannot be sold through normal sale channels and thus require significant management judgment or estimation when determining the fair value. The fair value of such loans is generally based upon quoted prices of comparable loans with a liquidity discount applied. At December 31, 2019, the fair value of these loans was calculated using a weighted-average discounted price of 94.1%, compared to 92.9% at December 31, 2018.
Loans held for investment
Certain impaired loans held for investment are reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. The $109.6 million fair value of loans held for investment at December 31, 2019 reported above includes impaired loans held for investment with a carrying value of $145.4 million that were reduced by specific valuation allowance allocations totaling $35.8 million based on collateral valuations utilizing Level 3 inputs. The $29.9 million fair value of loans held for investment at December 31, 2018 reported above includes impaired loans with a carrying value of $32.2 million that were reduced by specific valuation allowance allocations totaling $2.3 million based on collateral valuations utilizing Level 3 inputs.
OREO
Certain foreclosed assets, upon initial recognition, are recorded at fair value less estimated selling costs. At December 31, 2019 and 2018, OREO had a carrying value of $0 and $79,000, respectively, with no specific valuation allowance. The fair value of OREO was computed based on third party appraisals, which are Level 3 valuation inputs.

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
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	December 31, 2019		December 31, 2018
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$4,425,583	$4,425,583	$3,080,065	$3,080,065
Investment securities	18,484	18,484	10,262	10,262
Level 2 inputs:
Investment securities	12,396	12,396	14,150	14,150
Loans held for sale	2,570,091	2,570,091	1,953,059	1,953,059
Derivative assets	48,684	48,684	21,806	21,806
Level 3 inputs:
Investment securities	208,991	208,991	95,804	95,804
Loans held for sale	7,043	7,043	16,415	16,415
Loans held for investment, net	24,451,215	24,478,586	22,376,552	22,347,876
Financial liabilities:
Level 2 inputs:
Federal funds purchased	132,270	132,270	629,169	629,169
Customer repurchase agreements	9,496	9,496	12,005	12,005
Other borrowings	2,400,000	2,400,000	3,900,000	3,900,000
Subordinated notes	282,129	292,302	281,767	283,349
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liabilities	51,310	51,310	41,375	41,375
Level 3 inputs:
Deposits	26,478,593	29,357,121	20,606,113	20,608,494

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
(18) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table:

	December 31, 2019			December 31, 2018
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$1,548,234	$182	$46,518	$1,579,328	$7,978	$16,719
Commercial loan/lease interest rate caps	639,163	32	—	606,950	1,109	4
Foreign currency forward contracts	2,219	169	—	39,737	2,263	59
Customer counterparties:
Commercial loan/lease interest rate swaps	1,548,234	46,518	182	1,579,328	16,719	7,978
Commercial loan/lease interest rate caps	639,163	—	32	606,950	4	1,109
Foreign currency forward contracts	2,219	—	169	39,737	59	2,263
Economic hedging interest rate derivatives:
Loan purchase commitments	214,012	1,965	4	167,984	1,442	6
Forward sale commitments	2,654,653	—	4,587	1,928,527	—	21,005
Gross derivatives		48,866	51,492		29,574	49,143
Offsetting derivative assets/liabilities		(182)	(182)		(7,768)	(7,768)
Net derivatives included in the consolidated balance sheets		$48,684	$51,310		$21,806	$41,375

The weighted-average received and paid interest rates for interest rate swaps outstanding were as follows:

	December 31, 2019 Weighted-Average Interest Rate		December 31, 2018 Weighted-Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	3.94%	3.26%	4.24%	4.20%

The weighted-average strike rate for outstanding interest rate caps was 3.29% at December 31, 2019 and 3.20% at December 31, 2018.
Our credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Our credit exposure associated with these instruments, net of any collateral pledged, was approximately

$48.7 million at December 31, 2019 and approximately $18.7 million at December 31, 2018. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values, as well as for changes in the value of forward sale commitments. At December 31, 2019, we had $56.6 million in cash collateral pledged for these derivatives, of which $54.3 million was included in interest-bearing deposits in other banks and $2.3 million was included in accrued interest receivable and other assets. At December 31, 2018, we had $25.3 million in cash collateral pledged for these derivatives, of which $11.2 million was included in interest-bearing deposits and $14.1 million was included in accrued interest receivable and other assets.
We also enter into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are either a participant or a lead bank. The risk participation agreements entered into by us as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. We are party to 12 risk participation agreements where we are a participant bank with a notional amount of $146.7 million at December 31, 2019, compared to 13 risk participation agreements having a notional amount of $149.1 million at December 31, 2018. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $3.6 million at December 31, 2019 and $1.5 million at December 31, 2018. The fair value of these exposures was insignificant to the consolidated financial statements at both December 31, 2019 and December 31, 2018. Risk participation agreements entered into by us as the lead bank provide credit protection to us should the borrower fail to perform on its interest rate derivative contract with us. We are party to 12 risk participation agreements where we are the lead bank having a notional amount of $145.9 million at December 31, 2019, compared to 9 agreements having a notional amount of $114.8 million at December 31, 2018.
(19) Related Party Transactions
During 2019 and 2018, we have had transactions with our directors, executive officers and their affiliates and our employees. These transactions were made in the ordinary course of business and include extensions of credit and deposit transactions. The Bank had approximately $13.0 million in deposits from related parties, including directors, stockholders and their affiliates at December 31, 2019 and $13.5 million at December 31, 2018.
(20) Parent Company Only
Summarized financial information for Texas Capital Bancshares, Inc. – Parent Company Only are as follows:
Balance Sheet

	December 31,
(in thousands)	2019	2018
Assets
Cash and cash equivalents	$71,462	$89,561
Loans held for investment (net of unearned income)	10,500	7,500
Investment in subsidiaries	2,878,330	2,534,341
Other assets	88,639	87,451
Total assets	$3,048,931	$2,718,853
Liabilities and Stockholders’ Equity
Other liabilities	$1,768	$1,471
Subordinated notes	108,715	108,614
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	223,889	223,491
Preferred stock	150,000	150,000
Common stock	503	502
Additional paid-in capital	988,357	978,042
Retained earnings	1,677,240	1,366,308
Treasury stock	(8)	(8)
Accumulated other comprehensive income	8,950	518
Total stockholders’ equity	2,825,042	2,495,362
Total liabilities and stockholders’ equity	$3,048,931	$2,718,853

Statement of Earnings

	Year ended December 31,
(in thousands)	2019	2018	2017
Interest on loans	$3,401	$3,398	$3,271
Dividend income	10,400	10,400	10,400
Other income	151	142	108
Total income	13,952	13,940	13,779
Other non-interest income	17	7	13
Interest expense	12,342	12,031	10,908
Salaries and employee benefits	607	588	489
Legal and professional	3,093	2,020	1,700
Other non-interest expense	1,889	2,013	1,761
Total expense	17,931	16,652	14,858
Income (loss) before income taxes and equity in undistributed income of subsidiary	(3,962)	(2,705)	(1,066)
Income tax expense (benefit)	(861)	(587)	(371)
Income (loss) before equity in undistributed income of subsidiary	(3,101)	(2,118)	(695)
Equity in undistributed income of subsidiary	323,783	300,758	194,118
Net income	320,682	298,640	193,423
Preferred stock dividends	9,750	9,750	9,750
Net income available to common stockholders	$310,932	$288,890	$183,673

Statements of Cash Flows

	Year ended December 31,
(in thousands)	2019	2018	2017
Operating Activities
Net income	$320,682	$298,640	$193,423
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(323,783)	(300,758)	(194,118)
Amortization	101	101	101
Increase in other assets	(1,187)	(1,152)	(739)
Increase (decrease) in other liabilities	297	227	(40)
Net cash used in operating activities	(3,890)	(2,942)	(1,373)
Investing Activities
Net increase in loans held for investment	(3,000)	—	(7,500)
Investments in and advances to subsidiaries	—	(40,000)	(55,000)
Net cash used in investing activities	(3,000)	(40,000)	(62,500)
Financing Activities
Proceeds from sale of stock related to stock-based awards	(1,459)	(2,382)	(2,241)
Preferred dividends paid	(9,750)	(9,750)	(9,750)
Net cash used in financing activities	(11,209)	(12,132)	(11,991)
Net increase (decrease) in cash and cash equivalents	(18,099)	(55,074)	(75,864)
Cash and cash equivalents at beginning of year	89,561	144,635	220,499
Cash and cash equivalents at end of year	$71,462	$89,561	$144,635

(21) Quarterly Financial Data (unaudited)
The tables below summarize our quarterly financial information:

	2019 Selected Quarterly Financial Data
(in thousands, except per share data)	Fourth	Third	Second	First
Interest income	$337,757	$355,101	$346,893	$325,561
Interest expense	89,372	102,933	103,340	89,947
Net interest income	248,385	252,168	243,553	235,614
Provision for credit losses	17,000	11,000	27,000	20,000
Net interest income after provision for credit losses	231,385	241,168	216,553	215,614
Non-interest income	17,761	20,301	24,364	30,014
Non-interest expense	158,690	149,370	141,561	140,378
Income before income taxes	90,456	112,099	99,356	105,250
Income tax expense	16,539	23,958	21,387	22,411
Net income	73,917	88,141	77,969	82,839
Preferred stock dividends	2,437	2,438	2,437	2,438
Net income available to common stockholders	$71,480	$85,703	$75,532	$80,401
Basic earnings per share:	$1.42	$1.70	$1.50	$1.60
Diluted earnings per share:	$1.42	$1.70	$1.50	$1.60

	2018 Selected Quarterly Financial Data
(in thousands, except per share data)	Fourth	Third	Second	First
Interest income	$321,718	$301,754	$286,852	$253,869
Interest expense	81,045	69,579	55,140	43,569
Net interest income	240,673	232,175	231,712	210,300
Provision for credit losses	35,000	13,000	27,000	12,000
Net interest income after provision for credit losses	205,673	219,175	204,712	198,300
Non-interest income	15,280	25,518	17,279	19,947
Non-interest expense	129,862	136,143	132,131	126,960
Income before income taxes	91,091	108,550	89,860	91,287
Income tax expense	19,200	22,998	18,424	19,342
Net income	71,891	85,552	71,436	71,945
Preferred stock dividends	2,437	2,438	2,437	2,438
Net income available to common stockholders	$69,454	$83,114	$68,999	$69,507
Basic earnings per share:	$1.38	$1.66	$1.39	$1.40
Diluted earnings per share:	$1.38	$1.65	$1.38	$1.38

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Texas Capital Bancshares, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Texas Capital Bancshares, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Texas Capital Bancshares, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income and other comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 12, 2020 expressed an unqualified opinion thereon.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
February 12, 2020

ITEM 9B.	OTHER INFORMATION
None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item relating to Texas Capital Bancshares, Inc.’s directors, executive officers, code of ethics, audit committee and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance will be included in an amendment to this Annual Report on Form 10-K/A filed within 120 days after the end of our 2019 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item relating to compensation of our directors and executive officers will be included in an amendment to this Annual Report on Form 10-K/A filed within 120 days after the end of our 2019 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item relating to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in an amendment to this Annual Report on Form 10-K/A filed within 120 days after the end of our 2019 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item relating to security ownership of certain relationships and related transactions and director independence will be included in an amendment to this Annual Report on Form 10-K/A filed within 120 days after the end of our 2019 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item relating to principal accountant fees and services will be included in an amendment to this Annual Report on Form 10-K/A filed within 120 days after the end of our 2019 fiscal year.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report
(1) All financial statements
Independent Registered Public Accounting Firm’s Report of Ernst & Young LLP
(2) All financial statements required by Item 8
Independent Registered Public Accounting Firm’s Report of Ernst & Young LLP

(3) Exhibits

2.1
Agreement and Plan of Merger, dated December 9, 2019, by and between Texas Capital Bancshares, Inc. and Independent Bank Group, Inc., incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed December 13, 2019

3.1	Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1 to our registration statement on Form 10 dated August 24, 2000
3.2	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.2 to our registration statement on Form 10 dated August 24, 2000
3.3	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.3 to our registration statement on Form 10 dated August 24, 2000
3.4	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.4 to our registration statement on Form 10 dated August 24, 2000
3.5	Certificate of Amendment of Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q dated October 30, 2008
3.6	Amendment to amended and Restated Bylaws of Texas Capital Bancshares, Inc. which is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 11, 2019
3.7	Certificate of Designation of 6.50% Non-Cumulative Perpetual Preferred Stock, Series A, which is incorporated by reference to Exhibit 4.1 to our Current Report on form 8-K dated March 28, 2013
3.8
Form of Preferred Stock Certificate for 6.50% Non-Cumulative Perpetual Preferred Stock, Series A, which is incorporated by reference to Exhibit 4.2 to our Current report on Form 8-K dated March 28, 2013

4.1	Description of our common stock and 6.5% Non-Cumulative Perpetual Preferred Stock, Series A, which are registered pursuant to Section 12 of the Securities Exchange Act of 1934*
4.2
Placement Agreement by and between Texas Capital Bancshares Statutory Trust I and SunTrust Capital Markets, Inc., which is incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated December 4, 2002

4.3	Certificate of Trust of Texas Capital Bancshares Statutory Trust I, dated November 12, 2002 which is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated December 4, 2002
4.4
Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, Texas Capital Bancshares, Inc. and Joseph M. Grant, Raleigh Hortenstine III and Gregory B. Hultgren, dated November 19, 2002 which is incorporated by reference to Exhibit 3.3 to our Current Report on Form 8- K dated December 4, 2002

4.5	Indenture dated November 19, 2002 which is incorporated by reference to our Current Report on Form 8-K dated December 4, 2002
4.6
Guarantee Agreement between Texas Capital Bancshares, Inc. and State Street Bank and Trust of Connecticut, National Association dated November 19, 2002, which is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated December 4, 2002

4.7
Placement Agreement by and among Texas Capital Bancshares, Inc., Texas Capital Statutory Trust II and Sandler O’Neill & Partners, L.P., which is incorporated by reference to Exhibit 1.1 to our Current Report Form 8-K dated June 11, 2003

4.8	Certificate of Trust of Texas Capital Statutory Trust II, which is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated June 11, 2003
4.9
Amended and Restated Declaration of Trust by and among Wilmington Trust Company, Texas Capital Bancshares, Inc., and Joseph M. Grant and Gregory B. Hultgren, dated April 10, 2003, which is incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K dated June 11, 2003

4.1
Indenture between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated April 10, 2003, which is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 11, 2003

4.11
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

4.13
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

4.15
Amended and Restated Declaration of Trust for Texas Capital Statutory Trust IV by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Texas Capital Bancshares, Inc. as Sponsor, and the Administrators named therein, dated as of April 28, 2006, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 3, 2006

4.16
Indenture between Texas Capital Bancshares, Inc., as Issuer, and Wilmington Trust Company, as Trustee, for Floating Rate Junior Subordinated Deferrable Interest Debentures dated as of April 28, 2006, which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 3, 2006

4.17
Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of April 28, 2006, which is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated May 3, 2006

4.18
Amended and Restated Trust Agreement for Texas Capital Statutory Trust V by and among Wilmington Trust Company, as Property Trustee and Delaware Trustee, Texas Capital Bancshares, Inc., as Depositor, and the Administrative Trustees named therein, dated as of September 29, 2006, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 5, 2006

4.19
Junior Subordinated Indenture between Texas Capital Bancshares, Inc. and Wilmington Trust Company, as Trustee, for Floating Rate Junior Subordinated Note dated as of September 29, 2006, which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 5, 2006

4.20
Guarantee Agreement between Texas Capital Bancshares, Inc. and Wilmington Trust Company, dated as of September 29, 2006, which is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 5, 2006

4.21
Subordinated Indenture between Texas Capital Bancshares, Inc. and U.S. Bank National Association, as Trustee, dated September 21, 2012, which is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 18, 2012

4.22
Issuing and Paying Agency Agreement, dated January 31, 2014, between Texas Capital Bank, N.A., as Issuer, and U.S. Bank National Association, as Agent, which is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated January 31, 2014.

4.23	Form of Global 5.25% Subordinated Note due 2026, which is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated January 31, 2014.
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
10.4
Amended and Restated Executive Employment Agreement dated May 30, 2017, between Texas Capital Bancshares, Inc. and Julie Anderson, which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 1, 2017+

10.5
Retirement Transition and Award Agreement effective August 14, 2018 between Texas Capital Bancshares, Inc. and John Hudgens, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 6, 2018+

10.6
Retirement Transition effective July 29, 2019 between Texas Capital Bancshares, Inc. and Vince Ackerson, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 29, 2019+

10.7	Form of Executive Employment Agreement for executive officers of Texas Capital Bancshares, Inc.+*
10.8	Texas Capital Bancshares, Inc. 2006 Employee Stock Purchase Plan, which is incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 2, 2006+
10.9	Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan, which is incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A dated April 8, 2010+
10.10	Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 21, 2015+
10.11	Texas Capital Bancshares, Inc. Nonqualified Deferred Compensation Plan, which is incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K dated February 17, 2017+
10.12	Texas Capital Bancshares, Inc. Amended and Restated 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated April 19, 2018+

10.13
Form of Stock Appreciation Rights Agreement under the Texas Capital Bancshares, Inc. 2010 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K dated February 21, 2014+

10.14
Special Retention Restricted Stock Unit Award Agreement between Julie Anderson and Texas Capital Bancshares, Inc. dated May 17, 2016, which is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated July 21, 2016+

10.15
Form of 2017 Performance Award Agreement for Executive Officers, pursuant to the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated April 20, 2017+

10.16
Form of 2018 Performance Award Agreement for Executive Officers pursuant to the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q dated April 19, 2018+

10.17
Form of 2018 Restricted Stock Unit Award Agreement for Non-Employee Directors pursuant to the Texas Capital Bancshares, Inc. Amended and Restated 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q dated April 19, 2018+

10.18
Form of 2019 Performance Award Agreement for Executive Officers pursuant to the Texas Capital Bancshares, Inc. 2015 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated April 18, 2019+

21	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

**	Furnished herewith

+	Management contract or compensatory plan arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 12, 2020	TEXAS CAPITAL BANCSHARES, INC.

		By:	/S/ C. KEITH CARGILL
C. Keith Cargill President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 12, 2020	/S/ LARRY L. HELM
Larry L. Helm Chairman of the Board and Director

Date:	February 12, 2020	/S/ JULIE ANDERSON
Julie Anderson Chief Financial Officer (principal financial officer)

Date:	February 12, 2020	/S/ ELLEN DETRICH
Ellen Detrich Controller (principal accounting officer)

Date:	February 12, 2020	/S/ JONATHAN E. BALIFF
Jonathan E. Baliff Director

Date:	February 12, 2020	/S/ JAMES H. BROWNING
James H. Browning Director

Date:	February 12, 2020	/S/ DAVID S. HUNTLEY
David S. Huntley Director

Date:	February 12, 2020	/S/ CHARLES S. HYLE
Charles S. Hyle Director

Date:	February 12, 2020	/S/ ELYSIA H. RAGUSA
Elysia H. Ragusa Director

Date:	February 12, 2020	/S/ STEVEN P. ROSENBERG
Steven P. Rosenberg Director

Date:	February 12, 2020	/S/ ROBERT W. STALLINGS
Robert W. Stallings Director

Date:	February 12, 2020	/S/ DALE W. TREMBLAY
Dale W. Tremblay Director

Date:	February 12, 2020	/S/ IAN J. TURPIN
Ian J. Turpin Director

Date:	February 12, 2020	/S/ PATRICIA A. WATSON
Patricia A. Watson Director