Form 10-K/A
period 2019-12-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2020-03-02
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.1)

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
Securities registered under Section 12(g) of the Exchange Act: None
Indicate by check mark if the issuer is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☒        No  ☐
Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐        No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒        ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒
As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $3,070,019,000. There were 50,397,277 shares of the registrant’s common stock outstanding on February 28, 2020.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the "Form 10-K/A") is being filed by Texas Capital Bancshares, Inc. (the "Company" or "TCBI") in order to disclose information required by Items 10, 11, 12, 13 and 14 of Part III, which was previously omitted in reliance on Instruction G to Form 10-K from its Annual Report on Form 10-K (the "Form 10-K") for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the "SEC") on February 12, 2020.  The Company is not filing its definitive proxy statement for its 2020 annual stockholder meeting within 120 days of the end of its most recent fiscal year as required under Instruction G to Form 10-K in order to incorporate information contained in the definitive proxy statement into the Form 10-K. This Form 10-K/A discloses such information. In connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, we are including with this Form 10-K/A certain certifications with respect to this filing by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.
This Form 10-K/A is limited in scope to the items identified above and should be read in conjunction with the Form 10-K and our other filings with the SEC.
This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K.
As disclosed in Part I, Item 1. Business of the Form 10-K, in the section captioned "Merger with Independent Bank Group, Inc.," on December 9, 2019, the Company entered into an agreement and plan of merger with Independent Bank Group, Inc. ("IBTX") under which the companies will combine in an all-stock merger of equals, with IBTX as the surviving entity (the "Merger"). The Merger is expected to close in mid-2020, subject to satisfaction of customary closing conditions, including receipt of customary regulatory approvals and approval of the merger agreement by the stockholders of TCBI and IBTX, respectively. The executive compensation disclosures under Item 11 in this Form 10-K/A are presented without regard to the terms of the Merger and related agreements which will effect changes in certain elements of the Company’s executive compensation when the transaction closes.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our Executive Officers
Our named executive officers ("NEOs") for 2019, and the positions held by them as of the date of this Form 10-K/A, are:
C. Keith Cargill, President and Chief Executive Officer ("CEO") of the Company and President and CEO of Texas Capital Bank. Mr. Cargill, age 67, has served as President and CEO of the Company and as a member of the board of directors since January 1, 2014. He has served as CEO of the Bank since June 2013, after becoming President of the Bank in October 2008. He served as Chief Lending Officer of the Bank since its inception in December 1998 through July 2013. Mr. Cargill has more than 30 years of banking experience in the North Texas area.
Julie L. Anderson, Chief Financial Officer ("CFO") and Secretary of the Company and CFO of Texas Capital Bank. Ms. Anderson, age 51, has served as the Company’s CFO since July 2017, and served as Chief Accounting Officer from December 2003 through August 2018. She assumed the role of CFO of Texas Capital Bank in July 2013 and the role of Corporate Secretary in May 2014. She served as the Company’s Controller from February 1999 to June 2017.
Vince A. Ackerson, Vice Chairman of Texas Capital Bank. Mr. Ackerson, age 63, has served as Vice Chairman of Texas Capital Bank since August 2019. Prior to holding this position, he served as Texas President and Chief Lending Officer of Texas Capital Bank from July 2013 to August 2019. He served as Dallas Regional President from October 2008 to July 2013 and as Executive Vice President of Dallas Corporate Banking since the Bank’s inception in December 1998 through July 2013.
John G. Turpen, Chief Risk Officer of the Company and Chief Risk Officer of Texas Capital Bank. Mr. Turpen, age 51, assumed the role of Chief Risk Officer of Texas Capital Bank in September 2018 and assumed the role of Chief Risk Officer of the Company on January 1, 2019. From April 2016 to September 2018, Mr. Turpen served as chief risk officer for corporate and commercial banking at U.S. Bancorp. Mr. Turpen joined U.S. Bancorp in 2009 after holding increasingly senior positions in credit, risk and strategic planning at HSBC and Wells Fargo. Mr. Turpen’s banking career spans more than 20 years.
Board of Directors
The table below sets forth information about the members of the Company's board of directors including their ages.

Name	Age	Position
Larry L. Helm	72	Director; Chairman
C. Keith Cargill	67	Director; President and Chief Executive Officer
Jonathan E. Baliff	56	Director
James H. Browning	70	Director
David S. Huntley	61	Director
Charles S. Hyle	69	Director
Elysia Holt Ragusa	68	Director
Steven P. Rosenberg	61	Director
Robert W. Stallings	70	Director
Dale W. Tremblay	61	Director
Ian J. Turpin	75	Director
Patricia A. Watson	54	Director
Larry L. Helm has served as a director since January 2006 and was elected chairman of the board in May 2012. He currently serves as a senior advisor for Accelerate Resources, LLC, a company engaged in the acquisition of non-operated oil and natural gas properties and mineral interests located in the Permian Basin and other areas, a position he has held since August 2017. Prior to joining Accelerate Resources, he served as Executive Vice President of Corporate Affairs at Halcón Resources from January 2013 to March 2016. Before Halcón Resources, he served as Executive Vice President, Finance and Administration, for Petrohawk Energy Corporation from June 2004 until its sale to BHP Billiton in July 2011. He served as Vice President-Transition with BHP Billiton prior to joining Halcón Resources in 2012. Prior to joining Petrohawk, Mr. Helm spent 14 years with Bank One, most notably as Chairman and CEO of Bank One Dallas and head of U.S. Middle Market Banking.
As a former banking executive, Mr. Helm has extensive knowledge about our industry. His executive roles in energy companies and experience managing energy and commercial lending groups give him important insights into the Company’s lending activities and make him well qualified to serve as chairman of our board of directors and a member of the Risk Committee.
C. Keith Cargill has served as President and CEO of the Company and as a member of the board of directors since January 1, 2014. He has served as CEO of the Bank since June 2013, after becoming President of the Bank in October 2008. He served as

Chief Lending Officer and as a director of the Bank since its inception in December 1998 through July 2013. Mr. Cargill has more than 25 years of banking experience in the North Texas area.
Mr. Cargill has extensive knowledge of all aspects of our business and particularly its lending operations. His many years of experience as a banker and his leadership in building our Company make him well qualified to serve as a director.
Jonathan E. Baliff has served as a director since July 2017. Mr. Baliff served as an advisor to the office of the Bristow Group, Inc. Chairman, a position he held since his retirement from Bristow Group, Inc. in February 2019 until June 2019. Prior to his retirement he served as President and Chief Executive Officer and as a director of Bristow Group, Inc., from July 2014 until February 2019 and served as Bristow Group’s Senior Vice President and Chief Financial Officer from October 2010 to June 2014. Prior to joining Bristow, he served as Executive Vice President-Strategy at NRG Energy, where he led the development and implementation of NRG’s corporate strategy, as well as acquisitions and business alliances. Prior to joining NRG, he was in Credit Suisse’s Global Energy Group, where he advised energy companies on merger and acquisition assignments and project and corporate financings, most recently as Managing Director. Mr. Baliff started his career at Standard and Poor’s and then worked in JP Morgan’s natural resources group. He also served on active duty in the U.S. Air Force from 1985 until his retirement in 1993 with the rank of Captain.
Mr. Baliff has extensive financial and leadership experience serving in executive roles with other public companies. His focus on corporate strategy, coupled with banking experience earlier in his career, makes him highly qualified to serve as a director and member of the Risk Committee.
James H. Browning has served as a director since October 2009. He retired in 2009 as a partner at KPMG LLP, an international accounting firm, in Houston where he served companies in the energy, construction, manufacturing, distribution and commercial industries. He began his career at KPMG in 1971, becoming a partner in 1980. He most recently served as KPMG’s Southwest Area Professional Practice Partner, and also served as an SEC Reviewing Partner and as Partner in Charge of the New Orleans audit practice. He currently serves as chairman of the board and member of the Audit Committee of RigNet Inc., a global technology company providing customized communications services, applications, real-time machine learning and cybersecurity solutions to enhance customer decision-making and business performance. He also currently serves as a director of Herc Holdings, Inc., a New York Stock Exchange listed full-service equipment rental company, where he chairs the Audit Committee and is a member of the Finance Committee.
As a former partner with KPMG with more than 38 years in public accounting, Mr. Browning has demonstrated leadership capability. His public accounting experience with various industries gives him a wealth of knowledge in dealing with financial and accounting matters, as well as extensive knowledge of the responsibilities of public company boards. Mr. Browning is highly qualified to serve as a director and the chairman of our Audit Committee, where he has been designated a financial expert. He also serves as a member of the Governance and Nominating Committee.
David S. Huntley has served as a director since January 2018. Mr. Huntley currently serves as Senior Executive Vice President and Chief Compliance Officer of AT&T, Inc., a position he has held since December 2014. AT&T Inc. is a leading provider of communications and digital entertainment services in the United States and the world. He served as Senior Vice President and Assistant General Counsel for AT&T Services, Inc. from May 2012 to December 2014 and as Senior Vice President and Assistant General Counsel for AT&T Advertising Solutions and AT&T Interactive from September 2010 to May 2012. From June 2009 to September 2010, Mr. Huntley served as Senior Vice President of AT&T’s Mobility Customer Service Centers. He held positions of increasing responsibility in external affairs, wireless operations, mergers and acquisitions, data operations and other areas within AT&T since joining the company in 1994.
Mr. Huntley’s compliance and legal expertise, as well as his experience developing and implementing policies to safeguard the privacy of customer and employee information, make him highly qualified to serve as a director and member of the Audit Committee.
Charles S. Hyle has served as a director since October 2013. He served as Senior Executive Vice President and Chief Risk Officer of Key Corp. from June 2004 to his retirement in December 2012. He served as an executive with Barclays working in the U.S. and in London from 1980 to 2003, rising to serve as Managing Director and Global Head of Credit Portfolio Management - Barclays Capital - London. Mr. Hyle began his banking career in 1972 at JP Morgan.
Mr. Hyle has many years of experience in managing credit and operational risk for large banking and financial services organizations as a senior executive. This experience provides him with an understanding of the risks facing the Company and the Bank and the challenges we will face as we continue to grow and must comply with enhanced regulatory risk management requirements, which make him well qualified to serve as a director and the chairman of our Risk Committee. He also serves as a member of the Audit Committee and has been designated as a financial expert.
Elysia Holt Ragusa has served as a director since January 2010. She currently serves as Principal of RCubetti, LLC, a business operations, investment and sales advisory firm, a position she has held since February of 2018. She served as an International Director of Jones Lang LaSalle from July 2008 until her retirement in December 2017. From 1989 until 2008, she served as

President and Chief Operating Officer of The Staubach Company, chaired Staubach’s Executive and Operating Committees and was a member of its board of directors. Jones Lang LaSalle and The Staubach Company merged in 2008. She previously served as a director of Fossil Group, Inc., a maker of watches and other apparel and accessories, where she served as a member of the Compensation Committee and chaired the Nominating and Corporate Governance Committee.
As an executive with extensive experience in all aspects of the commercial real estate business in Texas, Ms. Ragusa provides valuable insight for this important aspect of our business. This expertise, her demonstrated leadership capabilities and her public company board experience are valuable to the Company and make her well qualified to serve as a director, as chairman of our Governance and Nominating Committee and as a member of the Human Resources Committee.
Steven P. Rosenberg has served as a director since September 2001. He is President of SPR Ventures, Inc., a private investment company, a position he has held since June 1997. He served as President of SPR Packaging LLC, a manufacturer of flexible packaging for the food industry, from May 2007 until his retirement in January 2018. He currently serves on the board of directors of Cinemark Holdings, a leader in the motion picture exhibition industry, where he serves as chair of the Nominating and Corporate Governance Committee and is an Audit Committee member.
Mr. Rosenberg offers valuable experience and insight to the board of directors deriving from his background as an entrepreneur, as well as a director of other public companies. Mr. Rosenberg is a member of the Human Resources Committee and serves as the chairman of the Bank’s Trust Committee.
Robert W. Stallings has served as a director since August 2001. He has served as Chairman of the board of directors and CEO of Stallings Capital Group, an investment company, since March 2001. He is currently Executive Chairman of the board of Gainsco, Inc., a property and casualty insurance company, a position he has held since August 2001. Prior to joining Gainsco, he served as Chairman and CEO of an asset management company as well as a savings bank.
Mr. Stallings’ experience in the banking and financial services industries provides extensive knowledge about our industry, which makes him highly qualified to serve as a director and member of the Risk Committee and the Bank’s Trust Committee.
Dale W. Tremblay has served as a director since May 2011. He is the President and CEO of C.H. Guenther and Son, LLC (dba Pioneer Flour Mills), one of the oldest privately held corporations in the U.S., and serves as a member of its board of directors. He joined Guenther in 1998 as Executive Vice President and Chief Operating Officer, and became President and CEO in April 2001. He currently serves as a director of Nature Sweet Ltd. He previously served as President for The Quaker Oats Company’s worldwide foodservice division and formerly was a member of the Michigan State University School of Finance Advisory Board and the Business and Community Advisory Council of the Federal Reserve Bank of Dallas. He also served as a director of Clear Channel Outdoor Holdings Inc., one of the world’s largest outdoor advertising companies, where he served as a member of the Audit and Special Committees and serves as chairman of the Compensation Committee.
Mr. Tremblay’s leadership experience in both private and public companies brings valuable knowledge and insight to our board of directors and his service as chairman of our Human Resources Committee.
Ian J. Turpin has served as a director since May 2001. Since 1992, he has served as President and director of LBJ Family Wealth Advisors, Ltd. (formerly LBJ Asset Management Partners, Ltd. and The LBJ Holding Company, LP) and has managed various companies affiliated with the family of the late President of the United States, Lyndon B. Johnson, which have included radio, real estate and private equity investments and diversified investment portfolios. From 1989 through 2015 he served as CEO of BusinesSuites, LP, a provider of serviced office space.
Mr. Turpin’s business experience in international banking and wealth management and in a variety of industries offers valuable insights to the board of directors and the Governance and Nominating Committee.
Patricia A. Watson has served as a director since February 2016. She is Co-President of the Enterprise Collaboration division of Intrado Corporation, an innovative, cloud-based, global technology partner. Prior to joining Intrado, she served as the Senior Executive Vice President and Chief Information Officer of Total System Services, Inc., ("TSYS"), a global payment solutions provider for financial and non-financial institutions from September 2016 until December 2019. Prior to joining TSYS she served as Vice President and Global Chief Information Officer for The Brinks Company. Prior to joining Brinks, she worked with Bank of America for more than 14 years in technology positions of increasing responsibility. She spent 10 years in the United States Air Force as executive staff officer, flight commander and director of operations. Ms. Watson currently serves as a director of Rockwell Automation, Inc., where she is a member of the Audit Committee and the Technology Committee.
Ms. Watson’s expertise in information technology and security in the financial services and payments industries, as well as her strategic leadership skills, make her highly qualified to serve as a director and member of the Audit Committee.
Code of Business Conduct and Ethics
The Company has adopted a Code of Business Conduct and Ethics ("Code of Conduct") that applies to all its employees, including its CEO, CFO and Chief Accounting Officer. The Company has made the Code of Conduct available on its website at

www.texascapitalbank.com. Any amendments to, or waivers from, our Code of Conduct applicable to our executive officers will be posted on our website within four days of such amendment or waiver.
Corporate Governance
The board of directors is committed to providing sound governance for the Company. The board of directors has adopted Corporate Governance Guidelines (the "Guidelines") and charters for each committee of the board of directors to provide a flexible framework of policies relating to the governance of the Company. These documents are available in the "Governance Documents" section of the Company’s website at: http://investors.texascapitalbank.com/govdocs.
Audit Committee
The Audit Committee oversees the Company’s and the Bank’s processes related to financial and regulatory reporting, internal control and regulatory and legal compliance. The Audit Committee also oversees the Company’s internal control over financial reporting, management’s preparation of the financial statements of the Company, the Company’s methodology for establishing the allowance for loan and lease losses and the sufficiency of quarterly provisions for loan and lease losses, and reviews and assesses the independence and qualifications of the Company’s independent registered public accounting firm. The Audit Committee appoints the firm selected to be the Company’s independent registered public accounting firm and monitors the performance of such firm, reviews and approves the scope of the annual audit and quarterly reviews and reviews with the independent registered public accounting firm the Company’s annual audit and annual consolidated financial statements. The Committee also oversees the Company’s internal audit staff, which includes reviewing with management the status of internal accounting controls, and evaluates areas having a potential financial or regulatory impact on the Company that may be brought to the Committee’s attention by management, the independent registered public accounting firm, the board of directors or by employees or other sources, including the Company’s confidential "hotline" maintained to allow employees to confidentially report matters requiring attention. The Audit Committee members are James H. Browning (chair), David S. Huntley, Charles S. Hyle and Patricia A. Watson. The board of directors has determined that Mr. Browning and Mr. Hyle qualify as "audit committee financial experts" as defined by the SEC, Nasdaq Stock Market Listing Rules and as further defined by applicable statutes and regulations, and also satisfy the Nasdaq Stock Market’s financial sophistication requirements and independence definition.

ITEM 11.	EXECUTIVE COMPENSATION
Report of the Human Resources Committee on the Compensation Discussion and Analysis
The Human Resources Committee ("HR Committee") has reviewed and discussed with management the Compensation Discussion and Analysis included in this Report. Based on such review and discussion, the HR Committee recommended to the board of directors that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
The Human Resources Committee
Dale W. Tremblay, Chair
Elysia Holt Ragusa
Steven P. Rosenberg
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides an overview of our compensation programs, explains our compensation philosophy, policies and practices, and describes the material compensation decisions we have made under such programs to our NEOs for 2019, which include Mr. Cargill, Ms. Anderson, Mr. Ackerson, and Mr. Turpen.
In view of the Company’s competitive performance, historical earnings levels and growth in earnings, the HR Committee believes that the Company’s executive compensation philosophy and practices have been successful in attracting and retaining talented, dedicated executive officers and providing them with competitive compensation levels that are properly aligned with shareholder interests.
2019 Financial and Business Highlights

•	Net income of $322.9 million, increasing 7% from 2018 and 64% from 2017;

•	Net interest income of $979.7 million compared to $914.9 million in 2018 and $761.3 million in 2017;

•	Earnings per share of $6.21 compared to $5.79 in 2018 and $3.73 in 2017;

•	11% increase in total loans, primarily due to growth in total mortgage finance loans; and

•	28% increase in total deposits compared to prior year.
The Company performed well in 2019, reporting record net income of $322.9 million. We benefited from continued growth in total mortgage finance loans, including mortgage correspondent aggregation loans, and total deposits. Our net interest income reached a record of $979.7 million, primarily due to an increase in average earning assets of $5.7 billion, offset by the effect of decreases in interest rates on loan yields, an increase in average interest-bearing liabilities of $4.3 billion and the effect of increasing funding costs. These results were accomplished organically without dilutive acquisitions and are consistent with the Company’s high level of performance over the past five years. At $6.21 per share, 2019 was the best earnings per share ("EPS") year in our history.
Executive Summary
Our compensation philosophy demands that executive compensation track appropriately to the Company’s economic performance, as well as management’s performance. The HR Committee and the board of directors believe that the Company’s financial performance and our management’s overall performance in 2019 were outstanding.
The HR Committee believes that executive pay and performance of the Company continue to be appropriately aligned. The key NEO pay decisions during 2019 were as follows:

•	NEOs received salary increases ranging from 3% to 6% in 2019. Salary increases were determined by the HR Committee, as described in more detail under "Base Salary."

•
For 2019, annual incentive payouts for NEOs were at 132.5% of target. As described in more detail under "Annual Incentive Plan" the annual incentive plan was based on achievement of performance goals related to net income and credit quality, as well as individual management strategic objectives ("MSOs").

•
Long-term incentive awards in the form of time-based restricted stock units ("RSUs") and performance-based RSUs were granted to NEOs in March 2019, as described in more detail under "Long-Term Incentive Compensation."

Objectives of Executive Compensation
We provide a compensation package for our NEOs that is primarily driven by the overall economic performance of the Company, together with a focus on the performance of each executive, which we believe impacts our overall long-term profitability. The objectives of our executive compensation programs are:

•
to attract and retain highly qualified executive officers by providing total compensation opportunities that are competitive with those provided in the industry and commensurate with the Company’s business strategy and performance objectives;

•	to provide incentive and motivation for our executive officers to enhance stockholder value by linking their compensation to the value of our common stock;

•	to provide an appropriate mix of fixed and variable pay components to establish a "pay-for-performance" oriented compensation program; and

•
to provide competitive compensation opportunities and financial incentives without imposing excessive risk to the Company, and to ensure that appropriate standards related to asset quality, capital management and expense management are maintained.

Oversight of Executive Compensation Program
The HR Committee of our board of directors oversees our executive compensation programs. Each member of the HR Committee is an "independent director" as defined by the Nasdaq Stock Market Listing Rules. With approval by the board, the HR Committee has developed and applied a compensation philosophy that focuses on a combination of competitive base salary and incentive compensation, including cash and equity-based programs, which are directly tied to performance and creation of stockholder value.
The HR Committee meets throughout the year, including formal meetings, informal conferences and discussions with management and consultants. The HR Committee works with executive management, primarily our CEO, to assess the compensation approach and compensation levels for our executive officers and key employees other than the CEO. The HR Committee makes recommendations to the board of directors with respect to the overall executive compensation and employment benefits, philosophy and objectives of the Company. The HR Committee establishes objectives for the Company’s CEO and sets the CEO’s compensation based, in part, on the evaluation of market data provided by its independent consultant. The HR Committee also reviews and recommends to the board the Company's annual and long-term incentive plans for executive officers and key employees.
The HR Committee regularly reviews the Company’s compensation programs to ensure that compensation levels and incentive opportunities are competitive and reflect performance. Factors considered in assessing the compensation of individual officers may include the Company’s overall performance, the officer’s experience, performance and contribution to the Company, the achievement of strategic goals, external equity and market value, internal equity, fairness and retention. There are no material differences in compensation policies and approach among the NEOs, as all relate primarily to performance and contribution in achieving consolidated results. In the case of the NEOs other than the CEO, the CEO makes recommendations to the HR Committee regarding salary increases, annual incentive amounts and total compensation levels.

Compensation Risk Oversight
The HR Committee regularly reviews all compensation plans to identify whether any of the Company’s or the Bank’s compensatory policies or practices incent behavior that creates excessive or unnecessary risk to the Company. In 2018, the HR Committee conducted a risk assessment with the assistance of Pearl Meyer & Partners, LLC ("Pearl Meyer"), its independent compensation advisor. In 2019, the HR Committee reviewed the 2018 risk assessment in light of the current status of the Company and its compensation policies and practices. Based on the results of this review, the HR Committee determined that our compensation program does not create risks that are reasonably likely to have a material adverse effect on the Company.
Equity Incentive Philosophy
The HR Committee believes that the direct ownership of substantial amounts of common stock combined with stock-settled incentives combine to strongly align the interests of the Company’s senior executive officers with the interests of stockholders. The Company’s NEO compensation arrangements place a large amount of each individual’s future compensation “at risk” relative to the performance of the Company’s common stock. Our NEOs’ significant investments in our common stock, as required by our executive stock ownership guidelines, also make our executives sensitive to declines in our stock price.
The HR Committee generally considers the returns realized by stockholders through increases or decreases in the price of the Company’s common stock in the course of establishing NEO equity incentive compensation performance targets and in determining annual incentive compensation and vesting of long-term performance-based incentives, but has determined that it would be inappropriate to base specific incentive compensation award amounts or vesting determinations on stockholder return measures such as total stockholder return. This is primarily based upon concern that the Company’s NEO compensation measures not incent excessive risk-taking behavior in times when market perceptions of matters outside of our executives’ control, such as future commodity price risk, interest rate changes, earnings multiples applied to financial services companies generally, tax law changes or the expectation of future easing of regulatory compliance costs, introduce significant volatility into our stock price.
Our long-term performance-based incentives are earned based on achievement of performance measures such as EPS and return on equity ("ROE"). These performance measures are based on the Company’s financial performance and take into account the importance of balancing the risk appetite and risk management framework established by the board of directors, regulatory expectations for safe and sound operation of a federally insured bank and the desire and ability of our executive leadership and employees to achieve long-term, sustainable growth in stockholder value.
Consideration of Most Recent Advisory Stockholder Vote on Executive Compensation
At our 2019 Annual Meeting of Stockholders, we received the affirmative support of 97% of votes cast in favor of our 2018 executive compensation, as disclosed in the 2019 Proxy Statement. The board and the HR Committee value the perspectives of our stockholders on executive compensation. In considering the results of this advisory vote, the HR Committee concluded that the compensation paid to our NEOs and the Company’s overall pay practices enjoy strong stockholder support.
The Company maintains active engagement with our stockholders, communicating directly with the holders of more than 50% of our outstanding common stock each year regarding the Company’s performance and responding to any questions or issues they may raise. Future advisory votes on executive compensation will continue to serve as an additional tool to guide the board and the HR Committee in evaluating the alignment of the Company’s executive compensation program with the interests of the Company and its stockholders.
An advisory vote at the Company’s 2017 Annual Meeting of Stockholders confirmed that stockholders overwhelmingly favored an annual advisory vote on executive compensation. Consistent with this preference, the board implemented an annual advisory vote on executive compensation until the next required vote on the frequency of stockholder votes on executive compensation, which is scheduled to occur at the 2023 Annual Meeting of Stockholders.
Role of the Compensation Consultant
The HR Committee engaged Pearl Meyer as its independent executive compensation consulting firm for 2019 to provide:

•	expertise on compensation strategy and program design;

•	information relating to the selection of the Company’s peer group and compensation practices employed by the peer group and overall market;

•	advice regarding structuring and establishing executive compensation plans or arrangements that are aligned with the objectives of the Company and the interests of stockholders; and

•	recommendations to the HR Committee concerning the existing executive compensation programs and changes to such programs.
The HR Committee has determined that a formal executive compensation market/peer review will be performed every other year and engaged Pearl Meyer to perform such review most recently in 2018, which we refer to as the Pearl Meyer 2018

Review. The Pearl Meyer 2018 Review provided the HR Committee with a market competitive executive compensation analysis for the NEOs, including base salary, annual incentives, long-term incentives and nonqualified deferred compensation plans, including retirement benefits. To assist in determining 2019 base salaries and incentive compensation, the HR Committee used the Pearl Meyer 2018 Report Review and market data regarding performance of comparable financial services companies, and considered the Company’s financial performance and each NEO’s individual performance. The next executive compensation market/peer review will be performed in 2020.
Pearl Meyer provided its executive compensation consulting services under the direction of the HR Committee and did not provide any additional services to the Company. Our management provides input to the compensation consultant but does not direct or oversee its activities with respect to our executive compensation programs. In order not to impair the independence of the compensation consultant, or create the appearance of an impairment, the Committee follows a policy that the compensation consulting firm may not provide other services to the Company. The HR Committee has evaluated Pearl Meyer’s independence, including the factors relating to independence specified in Nasdaq Stock Market Listing Rules, and determined Pearl Meyer to be independent.
Peer Company Compensation Data
The HR Committee works with the independent consultant to collect and review competitive market compensation practices. As one point of reference, the HR Committee reviews compensation practices for a peer group of publicly traded bank holding companies of comparable size. The peer group used in evaluating and setting 2019 NEO compensation included the following:

Associated Banc-Corp	PacWest Bancorp
BankUnited, Inc.	Pinnacle Financial Partners, Inc.
BOK Financial Corporation	Prosperity Bancshares Inc.
Cullen/Frost Bankers, Inc.	Signature Bank
First Midwest Bancorp, Inc.	SVB Financial Group
F.N.B. Corporation	Western Alliance Bancorporation
IberiaBank Corporation	Wintrust Financial Corporation
The HR Committee targets total compensation paid to the Company’s executive officers to be aligned with the 50th percentile of the Company’s peer group and market. Some executive officers may be below the 50th percentile, while some may be above, depending on the facts and circumstances of each executive including experience, time in position and performance.
Elements of our Compensation Program
Our compensation program for executive officers consists of the following elements:

•	base salary;

•	annual incentive compensation;

•	long-term incentive compensation; and

•	other retirement and health benefits.
Base Salary
Base salaries are designed to compensate executive officers for their roles and responsibilities and to provide competitive levels of fixed compensation that reflects their experience, duties and scope of responsibilities. We pay competitive base salaries in order to recruit and retain executives of the quality necessary to ensure the success of our Company. Base salaries for the NEOs are subject to annual review, but are not always adjusted on an annual basis. The HR Committee determines the appropriate level and timing of changes in base compensation for the NEOs (other than the CEO) based on the recommendation of the CEO. In making determinations of salary levels for the NEOs, the HR Committee considers the entire compensation package for each NEO, including annual incentive compensation and equity-based compensation provided under our long-term compensation plan.
The HR Committee determines the level of periodic salary increases after reviewing:

•	the qualifications, experience and performance of each executive officer;

•	the compensation paid to persons having similar duties and responsibilities in our peer group companies; and

•	the nature of the Bank’s business, the complexity of its activities and the importance of the executive’s experience to the success of the business.
After considering these factors, reviewing results of the Pearl Meyer 2018 Review and discussing proposed salaries for the other NEOs with the CEO, the HR Committee recommended and the board approved annual salaries, with the indicated percentage increases, effective March 1, 2019, as follows: Mr. Cargill $1,000,000 (4%), Ms. Anderson $500,000 (4%), Mr. Ackerson $540,500 (6%), and Mr. Turpen $455,000 (3%).

Annual Incentive Compensation
We provide annual cash incentive opportunities to motivate and reward the NEOs for achievement of financial results as well as strategic and business objectives. A target bonus opportunity is set for each NEO as a percentage of base salary, with the percentage varying depending on their position. For 2019, the annual incentive target amounts for the NEOs were as follows:

Executive Officer	Target Incentive (% of Base Salary)	Target Incentive ($)
C. Keith Cargill	115%	$1,150,000
Julie L. Anderson	80%	$400,000
Vince A. Ackerson	85%	$459,425
John G. Turpen	75%	$341,250
Actual incentive amounts that could be earned by the NEOs for 2019 were based on the level of achievement of performance goals relating to the following key metrics: net income (65%), credit quality (25%) and MSOs (10%).
For the net income metric, NEOs could earn between 25% (for performance at threshold levels) and 150% (for performance above target levels) of their respective weighted target bonus amounts. With respect to the net income metric, the target performance goal was $327.0 million, which would result in a payout of 100% of the weighted target incentive; the threshold performance goal was $280.0 million, resulting in a payout of 25% of the weighted target incentive; and the maximum threshold performance goal was $360.0 million, resulting in a payout of 150% of the weighted target incentive.
For the credit quality metric, NEOs could earn between 0% and 100% of the weighted target amount based on performance measured against board-approved guidelines and tolerances reviewed by the Risk Committee throughout the year.
For the MSO metric, NEOs could earn between 0% and 100% of the weighted target amount based on the HR Committee’s qualitative assessment of the NEO’s successful completion of specific business and financial objectives and strategic initiatives related to the NEO’s areas of responsibility in the business as approved by the HR Committee at the beginning of the year.
In addition, in determining the amount of annual incentives earned, the HR Committee considers the performance of the Company relative to its peer group, and also considers the entire compensation package of each of the NEOs and the performance of that individual.
The HR Committee met in February 2020 to consider the Company’s performance against incentive goals and to determine the annual incentives to be paid to the NEOs. For 2019, the following results were achieved and considered in determining NEO incentive compensation:

•
Adjusted net income of $373.2 million, which exceeded 150% of target for this metric, resulting in a maximum payout of 97.5% of each NEO’s aggregate target amount. Net income for the period was adjusted upward for the net impact of unanticipated declines in interest rates experienced in 2019 and was adjusted downward for gains related to the settlement of certain legal claims in 2019, both of which were determined by the HR Committee not to be attributable to management’s performance.

•
Credit quality results were measured against board-approved guidelines and tolerances reviewed by the Risk Committee throughout the year and were determined to equal 100% of target for this metric, resulting in a payout of 25.0% of each NEO’s aggregate target amount.

•
Achievement of individual MSOs were reviewed and determined by the HR Committee to equal 100% of target for this metric for each NEO, resulting in a payout of 10.0% of each NEO’s aggregate target amount.

Based on the achievement of the financial, business and individual performance goals described above, the HR Committee awarded the following annual incentives to the NEOs for fiscal year 2019:

Executive Officer	Target Incentive ($)	Incentive Earned (% of Target)	Incentive Earned ($)
C. Keith Cargill	$1,150,000	132.5%	$1,523,750
Julie L. Anderson	$400,000	132.5%	$530,000
Vince A. Ackerson	$459,425	132.5%	$608,738
John G. Turpen	$341,250	132.5%	$452,156
Long-Term Incentive Compensation
Long-term incentive awards for our NEOs include equity-based awards that are designed to directly align the interests of the NEOs with those of our stockholders and to motivate the NEOs to increase the value of the Company to stockholders over the long term.

2019 Grant of Equity Awards
In February 2019, the Company made an annual grant of equity awards to the NEOs. The 2019 equity awards consisted of RSUs, 50% of which were time-based awards and 50% of which were performance-based awards. The time-based RSUs vest on the third anniversary of the grant date, subject to the executive’s continued employment with the Company. The performance-based RSUs may be earned in amounts ranging from 0% to 150% of the target award, based on the Company’s level of achievement of performance goals relating to (i) average EPS growth (25% weighting), (ii) average EPS growth relative to a peer group (25% weighting), (iii) average ROE relative to the Company’s three-year plan (25% weighting), and (iv) average ROE relative to a peer group (25% weighting) for the three-year period ending December 31, 2021.
When considering the 2019 awards, the HR Committee started with an intended target value for each NEO, which was based on a percentage of his or her base salary. For 2019, the target values for equity awards to the NEOs, as a percentage of their respective base salaries, were as follow: Mr. Cargill, 230%; Ms. Anderson, 115%; Mr. Ackerson, 120%; and Mr. Turpen, 100%. The amounts of the grants were based on a variety of factors deemed relevant by the HR Committee, including the Company’s performance, the NEO’s level of responsibility, an assessment of individual performance made by the Committee, including discussion of the performance of the other NEOs with the CEO, and competitive market data. The number of time-based RSUs and the target number of performance-based RSUs (including the threshold and maximum number of performance-based RSUs that could be earned) granted to each NEO are set forth below in the 2019 Grants of Plan-Based Awards Table.
The RSUs will be forfeited upon an NEO’s termination of employment, except as otherwise provided below. The RSUs provide for accelerated vesting if an NEO is terminated without cause or terminates his or her employment for good reason (each as defined in the NEO’s employment agreement) following a change in control of the Company, regardless of whether the performance criteria have been achieved. If an NEO violates the provisions of any agreement with the Company that contains confidentiality, non-solicitation or other protective or restrictive covenant provisions, any unvested awards will cease to vest, any undelivered shares will be forfeited and any net shares delivered to the NEO with respect to the awards must be immediately returned to the Company.
2017 Grants of Performance-Based RSUs - Performance Results and Payouts
The Company made an annual grant of RSUs in March 2017. The grants were structured in a manner consistent with the 2019 grants described above, with awards consisting of 50% time-based RSUs and 50% performance-based RSUs. The 2017 performance-based RSUs could be earned in amounts ranging from 0% to 150% of the target award, based on the Company’s level of achievement of performance goals relating to EPS compound annual growth rate ("CAGR") and average ROE over a three-year performance period.
The following table sets forth the range of specific targets, relative weights and resulting payouts for the 2017 performance-based RSUs for the three-year period ending December 31, 2019, as established at the time the awards were granted:

Target EPS CAGR (25% weight)	Payout (as a % of weighted Target Award)	Target EPS CAGR Peer Rank (25% weight)	Payout (as a % of weighted Target Award)	Target Average ROE (25% weight)	Payout (as a % of weighted Target Award)	Target Average ROE Peer Rank (25% weight)	Payout (as a % of weighted Target Award)
5%	50%	Bottom quartile	0%	9.6%	50%	Bottom quartile	0%
10%	75%	25th to 39.9th%	50%	9.8%	75%	25th to 39.9th%	50%
15%	100%	40th to 59.9th%	100%	10.0%	100%	40th to 59.9th%	100%
18%	125%	60th to74.9th%	125%	10.2%	125%	60th to74.9th%	125%
20%	150%	Top Quartile	150%	10.4%	150%	Top Quartile	150%
Payouts for results falling between the specified values reflected above are determined based on straight-line interpolation.
The three-year performance period with respect to the 2017 performance-based RSUs concluded on December 31, 2019. The following table sets forth the Company’s actual achievement of performance goals for the 2017 performance-based RSUs and the resulting payout percentages. Actual EPS was adjusted downward for the impact of a reduction in the Company’s income tax rate as a result of the Tax Cuts and Jobs Act enacted in December 2017 that the HR Committee determined did not result from management’s performance.

Adjusted EPS CAGR (25% weight)	Payout (as a % of weighted Target Award)	Adjusted EPS CAGR Peer Rank (25% weight)	Payout (as a % of weighted Target Award)	Actual Average ROE (25% weight)	Payout (as a % of weighted Target Award)	Actual Average ROE Peer Rank (25% weight)	Payout (as a % of weighted Target Award)
17.8%	123%	60th%	125%	11.68%	150%	60th%	125%

Based on the Company’s actual achievement of performance goals for the three-year period ending December 31, 2019, the NEOs who received 2017 performance-based RSUs earned the following payouts:

Executive Officer	Target Award of 2017 Performance-Based RSUs	Aggregate Payout Factor (% of Target Award)	Shares Earned and Paid Out
C. Keith Cargill	10,008	130.8%	13,086
Julie L. Anderson	2,032	130.8%	2,657
Vince A. Ackerson	2,519	130.8%	3,294
Other Benefits
Retirement Savings Opportunity. All employees may participate in our 401(k) Retirement Savings Plan (the "401(k) Plan"). Each employee may make before-tax contributions of up to 85% of their eligible compensation, subject to current Internal Revenue Service limits. We provide the 401(k) Plan to help our employees save some amount of their cash compensation for retirement in a tax efficient manner. Since 2006, we have matched contributions made by our employees to the 401(k) Plan based upon a formula that considers the amount contributed by the respective employee, with a vesting scheduled based upon the employee’s tenure with the Company. The matching contributions for each NEO are set forth in the 2019 All Other Compensation Table. We do not provide an option for our employees to invest in our common stock through the 401(k) Plan. We have not historically provided any retirement plans, such as defined benefit, defined contribution, supplemental executive retirement benefits, retiree medical or deferred compensation plans requiring mandatory Company contributions, to our employees or the NEOs, other than the 401(k) Plan and the Nonqualified Deferred Compensation Plan described below.
Nonqualified Deferred Compensation Plan. The Company offers a nonqualified deferred compensation plan for our executives and key members of management in order to assist us in attracting and retaining these individuals. Participants in the plan may elect to defer up to 75% of their annual salary and/or short-term incentive payout into deferral accounts that mirror the gains or losses of specified investment funds or market indexes approved by the HR Committee and selected by the participants. These investment alternatives are similar to the choices under the 401(k) Plan. The gains and losses credited to each participant’s deferral account are subject to the same investment risk as an actual investment in the specified investment funds or market indexes. The Company restores any lost company match in the 401(k) Plan due to legal limits on qualified plans. In 2019, we matched contributions made by participants into the nonqualified deferred compensation plan based upon a formula that considers the amount contributed by the respective employee with a vesting scheduled based upon the employee’s tenure with the Company. All participant contributions to the plan and any related earnings are immediately vested and may be withdrawn upon the participant’s separation from service, death or disability or upon a date specified by the participant.
Health and Welfare Benefits. All full-time employees, including our NEOs, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance. We provide these benefits to meet the health and welfare needs of employees and their families.
Employment Agreements
The Company maintains employment agreements with each of its NEOs, the material terms of each NEO’s employment agreement are described below.
Employment Agreement for Mr. Cargill
Mr. Cargill’s amended and restated employment agreement, which we refer to as the "Cargill Agreement," had an initial term of one year and automatically renews for successive one-year terms unless notice of non-renewal is given by either party. The Cargill Agreement will terminate upon Mr. Cargill’s death or disability, upon his voluntary termination of employment or upon his termination for cause. "Cause" as defined in the agreement includes: (1) fraud, misappropriation or embezzlement; (2) the material breach of the executive's responsibilities, restrictive covenants or fiduciary duties; (3) conviction of a felony or crime of moral turpitude; (4) illegal use of drugs interfering with the performance of his duties; or (5) acceptance of other employment without permission. Upon any such termination Mr. Cargill would be entitled to receive his base salary, pro-rated through the termination date, any unpaid but accrued vacation benefits and any unreimbursed business expenses.
If terminated by the Company without cause or by non-renewal, or by Mr. Cargill for “good reason,” Mr. Cargill would receive a cash payment equal to twelve months’ base salary, a cash payment equal to his average annual incentive payment for the two prior years and continued medical insurance benefits for twelve months following termination. "Good reason" is defined as (1) an assignment of duties that are functionally inferior to the duties set forth in the Cargill Agreement; (2) a change of employment location which is more than 50 miles from the Company’s current executive offices; or (3) a reduction in salary, other than as part of a proportionate reduction affecting all other senior officers.
If, in connection with a "change in control", as defined in the Cargill Agreement, Mr. Cargill’s employment is terminated either (1) by the Company or the successor entity without cause, or (2) by Mr. Cargill for good reason, Mr. Cargill would receive a lump sum payment equal to 2.5 times his average base salary and the average annual incentive payment to him for the two years preceding the change in control. This change in control payment is in lieu of any other amounts to which he would be entitled under the Cargill Agreement.
As a means of providing protection to the Company’s stockholders, under certain adverse conditions such as dissolution, bankruptcy or a distressed sale of the Company’s assets or stock for the purpose of avoiding a bankruptcy proceeding or at the recommendation of regulatory authorities, the above described payments would not occur, except for the cash payments described above that would be owing upon Mr. Cargill’s voluntary termination of employment.
The Cargill Agreement contains other terms and conditions, including non-competition and non-solicitation provisions, confidentiality obligations and restrictions on Mr. Cargill’s ability to be involved with a competing bank or company with a place of business in Texas.
Amended and Restated Executive Employment Agreement between Ms. Anderson and the Company
The Company entered into an Amended and Restated Executive Employment Agreement with Ms. Anderson effective July 1, 2017, which we refer to as the "Anderson Agreement". The Anderson Agreement had an 18-month initial term and automatically renews for successive one-year terms unless earlier terminated.
The Anderson Agreement terminates upon Ms. Anderson’s death or disability, upon her voluntary termination of employment or upon her termination for cause. Upon any such termination, Ms. Anderson would be entitled to receive her base salary, pro-rated through the termination date, any unpaid but accrued vacation benefits and any unreimbursed business expenses.
Termination for "cause" means the Company’s termination of Ms. Anderson’s employment for any of the following reasons: (1) fraud, misappropriation or embezzlement; (2) the material breach of Ms. Anderson’s executive responsibilities or of the protective covenants in the Anderson Agreement; (3) conviction of a felony or crime of moral turpitude; (4) intentional breach of any non-disclosure or non-competition/non-solicitation agreement with the Company or the Bank; (5) intentional failure to perform her duties and responsibilities; (6) illegal use of drugs interfering with Ms. Anderson’s performance of her duties; (7) acceptance of other employment without permission; or (8) her material breach of fiduciary duties owed to the Company.
If Ms. Anderson's employment is terminated by the Company without cause or upon notice, or Ms. Anderson terminates her employment for good reason, Ms. Anderson would be entitled to a cash payment equal to twelve months' base salary, a cash payment equal to her average annual incentive payment for the two preceding bonus plan years and continued medical insurance benefits for twelve months following termination. If Ms. Anderson's employment is terminated without cause or for good reason within the period beginning 90 days before and ending 18 months following a "change in control" of the Company as defined in the Anderson Agreement, Ms. Anderson would be entitled to a cash payment equal to 2.5 times her average base salary and cash bonus in effect for the two preceding bonus plan years and continued health and welfare benefits that are no less favorable than the benefits to which Ms. Anderson was entitled prior to the change-in-control for a period of 18 months following termination. "Good reason" is defined as: (1) an assignment of duties that are functionally inferior to her duties set forth in the Anderson Agreement; (2) a change of employment location which is more than 50 miles from the Company’s current executive offices; (3) a reduction in salary, other than as part of a proportionate reduction affecting all other senior officers; or (4) the delivery by the Company of a notice of non-renewal of the Anderson Agreement in connection with certain change in control events.
As a means of providing protection to the Company’s stockholders, under certain adverse conditions such as dissolution, bankruptcy or a distressed sale of the Company’s assets or stock for the purpose of avoiding a bankruptcy proceeding or at the recommendation of regulatory authorities, the above described payments would not occur except for the cash payments that would be owing upon Ms. Anderson’s termination of employment due to death or disability, voluntary termination of employment or termination for cause. If the described adverse conditions occur and Ms. Anderson’s termination of employment is without cause or for good reason, she would also be entitled to a cash payment equal to six months base salary.
The Anderson Agreement contains other terms and conditions, including non-competition and non-solicitation provisions, confidentiality obligations and restrictions on Ms. Anderson’s ability to be involved with a competing state or national bank or company providing similar services with a place of business in Texas during her employment and for the one-year period following her termination or resignation.
Retirement Transition Agreement between Mr. Ackerson and the Company and Employment Agreement for Mr. Ackerson
On July 29, 2019, the Company announced Mr. Ackerson’s planned retirement from the Company, which is expected to become effective August 31, 2021 (the "Separation Date"). In connection with his retirement, Mr. Ackerson entered into a Retirement Transition Agreement (the "Retirement Agreement") with the Company and the Bank that provides for Mr. Ackerson to receive the following compensation in connection with his retirement following the Separation Date:

(1)
A cash payment equal to eighteen months of Mr. Ackerson’s base salary as in effect on the Separation Date, plus a cash payment equal to the average of the annual cash bonuses paid by the Company for the two full bonus plan years prior to the Separation Date, each of such amounts to be payable in equal semi-monthly installments, over a period of eighteen months in accordance with the Company's regular payroll practices (the "Cash Severance Payments").

(2)
Continued vesting of the performance portion of outstanding RSUs and any other performance-based awards granted to Mr. Ackerson pursuant to the Amended and Restated 2015 Long-Term Incentive Plan (the "2015 Plan"), in accordance with their terms and subject to the achievement of the applicable performance conditions that remain outstanding as of the Separation Date.

(3)	Continued vesting of the time-based portion of outstanding RSUs that did not otherwise vest on or before the Separation Date, in accordance with their terms.

(4)
A one-time lump sum payment of $20,000 as reimbursement for Mr. Ackerson’s out-of-pocket legal expenses and reasonable expenses incurred in connection with the Retirement Agreement and other office and administrative expenses.

Mr. Ackerson will also receive certain health benefits for a period of 18 months following his retirement.
If Mr. Ackerson’s employment is terminated without cause or due to disability prior to the Separation Date, or upon death prior to the date that all Cash Severance Payments have been paid, Mr. Ackerson or his estate would be entitled to receive the Cash Severance Payments. If a "change in control" (as defined in the 2015 Plan) should occur prior to the Separation Date, in lieu of the amounts described above, Mr. Ackerson will be entitled to receive a cash payment equal to 2.5 times his average annual base salary and bonus in effect for the two years immediately preceding the change in control.
Subject to the arrangements set forth in the Retirement Agreement as described above, Mr. Ackerson’s employment continues to be subject to his Amended and Restated Executive Employment Agreement that became effective on December 18, 2014 (the "Ackerson Agreement"). Prior to the Separation Date, Mr Ackerson will continue to receive his base salary and other benefits in accordance with the terms of the Ackerson Agreement.
The Ackerson Agreement had an initial term of one year and automatically renews for successive one-year terms unless notice of non-renewal is given by either party or unless earlier terminated in accordance with the terms of the agreement, and provides for compensation including base salary and participation in the annual incentive plan for key executives.
The Ackerson Agreement terminates upon the executive’s death or disability, voluntary termination of employment or upon the executive’s termination for cause. Upon any such termination the executive would be entitled to his base salary, pro-rated through the termination date, any unpaid but accrued vacation benefits and any unreimbursed business expenses. “Cause” is defined substantially identically to the Cargill Agreement.
The Ackerson Agreement provides for severance payments to the executive upon termination of the executive’s employment without cause or by the executive for good reason, at which time the executive would be entitled to receive: (1) a cash payment equal to 12 months’ base salary as then in effect; (2) a cash payment equal to the average annual incentive paid to the executive for the two years preceding his termination; and (3) continued medical insurance benefits, at the Company’s expense, for a period of twelve months following termination. “Good reason” is defined substantially identically to the Cargill Agreement.
The Ackerson Agreement includes protective provisions triggered under adverse conditions that limit the payments due to Mr. Ackerson that are identical to the Cargill Agreement. The Ackerson Agreement includes non-competition and non-solicitation provisions, confidentiality obligations and restrictions on the executive’s ability to be involved with a competing state or national bank that will continue in effect following any termination of Mr. Ackerson's employment for a period of one year.
Employment Agreement for Mr. Turpen
The Company entered into an Executive Employment Agreement with Mr. Turpen effective September 4, 2018 (the "Turpen Agreement"). The Turpen Agreement has an initial term of three years and thereafter automatically renews for successive one-year terms, unless notice of non-renewal is given by either party or earlier terminated in accordance with the agreement, and provides for compensation including base salary and participation in the annual incentive plan for key executives.
The Turpen Agreement terminates upon the executive’s death or disability, upon the executive’s voluntary termination of employment or upon the executive’s termination for cause. Upon any such termination the executive would be entitled to his base salary, pro-rated through the termination date, any unpaid but accrued vacation benefits and any unreimbursed business expenses. "Cause" is defined substantially identically to the Cargill Agreement.
The Turpen Agreement provides for severance payments to the executive upon termination of the executive’s employment by us without cause or by the executive for good reason, at which time the executive is entitled to receive: (1) a cash payment equal to 12 months’ base salary as then in effect; (2) a cash payment equal to the average annual incentive paid to the executive for the two years preceding his termination; and (3) continued medical insurance benefits, at the Company’s expense, for a period of twelve months following termination. "Good reason" is defined substantially identically to the Cargill Agreement.
The Turpen Agreement includes provisions relating to payments upon a change in control that are substantially identical to the terms of the Cargill Agreement, as well as protective provisions triggered under adverse conditions that limit the payments due to Mr. Turpen and non-competition and non-solicitation provisions, confidentiality obligations and restrictions on the executive’s ability to be involved with a competing state or national bank.

Tax Implications of Executive Compensation
Although deductibility of compensation is preferred, tax deductibility is not a primary objective of our compensation programs. We believe that achieving our compensation objectives set forth above is more important than the benefit of tax deductibility and we reserve the right to maintain flexibility in how we compensate our executive officers, even if it may result in limiting the deductibility of amounts of compensation from time to time.
2019 Summary Compensation Table*

				Non-Equity Incentive Plan Compensation
Name and Principal Position	Year	Salary	Stock Awards (A)	Annual Incentive Plan Compensation (B)	Long-Term Incentive Plan Compensation (C)	All Other Compensation (D)	Total

C. Keith Cargill	2019	$994,167	$2,299,990	$1,523,750	$—	$90,907	$4,908,814
President and CEO of the Company;	2018	956,167	2,020,454	1,059,256	—	108,342	4,144,219
President and CEO of Texas Capital Bank	2017	910,000	1,589,270	1,083,912	—	29,462	3,612,644

Julie L. Anderson	2019	496,667	575,058	530,000	72,801	24,685	1,699,211
CFO and Secretary of the Company;	2018	472,500	440,932	366,528	159,491	25,385	1,464,836
CFO of Texas Capital Bank	2017	412,333	572,672	361,898	173,047	24,192	1,544,142

Vince A. Ackerson	2019	535,417	660,008	608,738	—	73,791	1,877,954
Vice Chairman of Texas Capital Bank	2018	506,000	505,202	389,436	—	71,067	1,471,705
	2017	485,000	400,017	433,208	—	42,913	1,361,138

John G. Turpen	2019	452,500	454,980	452,156	—	53,075	1,412,711
Chief Risk Officer of the Company;	2018	144,833	949,850	350,000	—	152,772	1,597,455
Chief Risk Officer of Texas Capital Bank	2017	—	—	—	—	—	—
For a description of the employment agreements applicable to the NEOs, refer to the "Employment Agreements" section of the "Compensation Discussion and Analysis."
*Columns for which no amounts are reported have been deleted.

(A)
Amounts represent the aggregate grant date fair value of RSUs, determined in accordance with Accounting Standard Codification (ASC) Topic 718. With respect to the 2019 awards granted on February 12, 2019, 50% of the award is time-based with cliff vesting occurring at the end of three years, on February 12, 2022, and 50% of the award is performance-based with vesting occurring on the first administratively practicable day following determination by the HR Committee that certain performance targets were achieved and subject to the NEO’s continued employment over a three-year period ending December 31, 2021. The amounts presented for the 50% performance-based portion of the 2019 awards reflect the value of the award at target based on the probable outcome of the performance targets determined as of the grant date. The value of the 50% performance-based portion of the 2019 awards for each NEO at the grant date assuming that the highest levels of performance targets are achieved is as follows: Mr. Cargill $1,724,993, Ms. Anderson $431,323, Mr. Ackerson $495,006 and Mr. Turpen $341,235.

(B)
Amounts represent payouts under our annual incentive program. For further details of the targets and performance related to the payout of these amounts, refer to the "Annual Incentive Compensation" section of the "Compensation Discussion and Analysis."

(C)
Amounts represent payouts related to cash-settled units. In 2014, 2015 and 2016, Ms. Anderson was awarded an annual grant of cash-settled units that provide for annual vesting in equal amounts over a four-year period.

(D)
See additional description in 2019 All Other Compensation Table. In 2018, amounts paid to Mr. Turpen included a one-time signing bonus of $150,000, car allowance of $2,400, and insurance premium of $372.

2019 All Other Compensation Table

Name	Year	Perquisites and Other Personal Benefits (A)	Insurance Premiums	Company Contributions to 401(k) Plans	Company Contributions to Nonqualified Deferred Compensation Plans	Total

C. Keith Cargill	2019	$11,249	$2,033	$17,975	$59,650	$90,907
Julie L. Anderson	2019	7,200	1,603	15,882	—	24,685
Vince A. Ackerson	2019	21,186	2,371	18,109	32,125	73,791
John G. Turpen	2019	8,613	2,231	15,081	27,150	53,075

(A)	Perquisites include a car allowance of $7,200 for each of the NEOs as well as the following club dues: Mr. Cargill $4,049, Mr. Ackerson $13,986 and Mr. Turpen $1,413.

2019 Grants of Plan Based Awards Table*

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (A)			Estimated Future Payouts Under Equity Incentive Plan Awards (B)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units (C)	Grant Date Fair Value of Stock and Option Awards

C. Keith Cargill	2/12/2019 (A)	$—	$—	$—	9,625	19,250	28,875	—	$1,149,995
	2/12/2019 (B)	—	—	—	—	—	—	19,250	1,149,995
	N/A	287,500	1,150,000	1,523,750	—	—	—	—	—
Julie L. Anderson	2/12/2019 (A)	—	—	—	2,407	4,813	7,220	—	287,529
	2/12/2019 (B)	—	—	—	—	—	—	4,813	287,529
	N/A	100,000	400,000	530,000	—	—	—	—	—
Vince A. Ackerson	2/12/2019 (A)	—	—	—	2,762	5,524	8,286	—	330,004
	2/12/2019 (B)	—	—	—	—		—	5,524	330,004
	N/A	114,856	459,425	608,738	—		—	—	—
John G. Turpen	2/12/2019 (A)	—	—	—	1,904	3,808	5,712	—	227,490
	2/12/2019 (B)	—	—	—	—		—	3,808	227,490
	N/A	85,313	341,250	452,156	—		—	—	—
*Columns for which no amounts are reported have been deleted.

(A)
Amounts represent potential payments under our annual incentive program. The actual amount earned in 2019 was paid in February 2020 and is shown in the “Non-Equity Incentive Plan Compensation” column of the 2019 Summary Compensation Table. See "Compensation Discussion and Analysis - Annual Incentive Compensation," for more information regarding our 2019 annual incentive program.

(B)
Amounts represent awards of RSUs made under the 2015 Plan that will vest based upon the Company’s achievement of certain performance measures, subject to the NEO’s continued employment by the Company over a three-year period ending December 31, 2021. Based on the defined objectives of the awards the NEO has the opportunity to vest between 0% and 150% of the RSUs. The grant date fair value of the award is based on the closing price of our common stock on the date of grant, $59.74, and reflects the value of the award at target based on the probable outcome of the performance measures determined as of the grant date in accordance with ASC 718 and pursuant to the 2015 Plan. See "Compensation Discussion and Analysis - Long-Term Incentive Compensation" for more information on the RSU grants.

(C)
Amounts represent awards of RSUs made under the 2015 Plan that will cliff vest at the end of three years on February 12, 2022. The grant date fair value is based on the closing price of our common stock on the date of grant, or $59.74.

2019 Outstanding Equity Awards at Fiscal Year-end Table*

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (A)	Market Value of Shares or Units of Stock That Have Not Vested (A)(B)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (C)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (B)(C)

C. Keith Cargill	2/12/2019	19,250	$1,092,823	19,250	$1,092,823
	3/27/2018	11,506	653,196	11,506	653,196
	3/22/2017	10,008	568,154	—	—
Julie L. Anderson	2/12/2019	4,813	273,234	4,813	273,234
	3/27/2018	2,511	142,549	2,511	142,549
	7/18/2017	1,923	109,169	—	—
	3/22/2017	2,032	115,357	—	—
Vince A. Ackerson	2/12/2019	5,524	313,597	5,524	313,597
	3/27/2018	2,877	163,327	2,877	163,327
	3/22/2017	2,519	143,004	—	—
John G. Turpen	2/12/2019	3,808	216,180	3,808	216,180
	9/17/2018	8,800	499,576	—	—
*Columns for which no amounts are reported have been deleted.

(A)
Awards granted 2/12/2019 cliff vest at the end of three years on 2/12/2022. Awards granted 3/27/2018 cliff vest at the end of three years on 3/27/2021. Awards granted 3/22/2017 cliff vest at the end of three years on 3/22/2020. Award granted 7/18/2017 to Ms. Anderson cliff vests 20% on each of the first five anniversaries of the grant date. Award granted 9/17/2018 to Mr. Turpen cliff vests 20% on each of the first five anniversaries of the grant date.

(B)	Based on the December 31, 2019 closing market price of our common stock of $56.77.

(C)
Awards granted 2/12/2019 and 3/27/2018 will vest based upon the Company’s achievement of certain performance targets and the executive’s continued employment by the Company over the three-year periods ending December 31, 2021 and December 31, 2020, respectively. Awards are shown at target.

2019 Option Exercises and Stock Vested Table*

	Stock Awards
Name	Number of Shares Acquired on Vesting (A)	Value Realized on Vesting (B)

C. Keith Cargill	23,981	$1,360,261
Julie L. Anderson	6,451	366,453
Vince A. Ackerson	8,292	471,650
John G. Turpen	2,200	123,574
*Columns for which no amounts are reported have been deleted.

(A)	The shares included in the table represent gross shares vested. Actual shares issued, net of taxes, were 16,073 to Mr. Cargill, 4,062 to Ms. Anderson, 5,317 to Mr. Ackerson, and 1,664 to Mr. Turpen.

(B)
The value realized by the NEO upon the vesting of RSUs is calculated by multiplying the number of shares of stock vested by the market value of the underlying shares on the vesting date, which is the amount that is taxable to the executive.

2019 Pension Benefits Table
The table disclosing the actuarial present value of each executive’s accumulated benefit under defined benefit plans, the number of years of credited service under each plan and the amount of pension benefits paid to each NEO during the year is omitted because the Company does not have a defined benefit plan for NEOs.
2019 Nonqualified Deferred Compensation Table*

Name	NEO Contributions in Last Fiscal Year (A)	Company Contributions in Last Fiscal Year (B)	Aggregate Earnings/(Loss) in Last Fiscal Year (C)	Aggregate Balance at Last Fiscal Year End (D)

C. Keith Cargill	$619,282	$59,650	$332,001	$2,144,073
Julie L. Anderson	—	—	847	41,581
Vince A. Ackerson	301,801	32,125	255,405	1,673,385
John G. Turpen	27,150	27,150	2,457	56,757
See "Compensation Discussion and Analysis - Other Benefits - Nonqualified Deferred Compensation Plan" for a description of the nonqualified deferred compensation plan.
*Columns for which no amounts are reported have been deleted.

(A)
Participants in the plan may elect to defer up to 75% of their annual salary and/or short-term incentive payout. All participant contributions to the plan and any related earnings are immediately vested and may be withdrawn upon the participant’s separation from service, death or disability, or upon a date specified by the participant. Amounts are included in the Salary or Annual Incentive Plan Compensation columns of the 2019 Summary Compensation Table.

(B)
Company contributions are detailed in the 2019 All Other Compensation Table and included in the 2019 Summary Compensation Table. The discretionary company contributions vest based upon the employee’s tenure with the Company. As of December 31, 2019, all NEOs had met the requirements for immediate vesting.

(C)	Aggregate earnings do not reflect "above market or preferential earnings" and are not included in the 2019 Summary Compensation Table.

(D)
Amounts represent the total compensation deferred by each NEO and discretionary contributions made to each NEO by the Company, together with any related earnings or losses attributed to either in accordance with each NEOs deferral account investment selections. All participant and Company contributions included in these amounts have been reported as compensation in the 2019 Summary Compensation Table or in Summary Compensation Tables for previous years.

2019 Potential Payments Upon Termination or Change in Control Table
The following table summarizes the estimated payments that would be payable to each NEO upon a termination of service for each of the reasons stated below. For the purposes of the quantitative disclosure in the following table, and in accordance with SEC regulations, we have assumed that the termination took place on December 31, 2019 and that the price per share of our common stock was the closing market price as of that date, $56.77.

Name	Termination Without Cause or For Good Reason	Change in Control: Termination Without Cause or For Good Reason	Death	Disability	Retirement

C. Keith Cargill
Severance (A)	$2,291,503	$5,666,675	$—	$—	$—
Death/disability (B)	—	—	—	—	—
Accelerated vesting of long-term incentives (C)	—	4,060,190	4,060,190	4,060,190	4,060,190
Other benefits (D)	35,755	71,510	—	—	—

Julie L. Anderson
Severance (A)	948,264	2,332,120	—	—	—
Death/disability (B)	—	—	—	—	—
Accelerated vesting of long-term incentives (C)	—	1,088,394	1,088,394	1,088,394	—
Other benefits (D)	25,365	38,048	—	—	—

Vince A. Ackerson
Severance (E)	1,329,837	2,549,490	—	—	1,329,837
Death/disability (E)	—	—	1,329,837	1,329,837	—
Accelerated vesting of long-term incentives (C)	—	1,096,853	1,096,853	1,096,853	1,096,853
Other benefits (D)	52,883	52,883	—	52,883	52,883

John G. Turpen
Severance (A)	856,078	2,118,320	—	—	—
Death/disability (B)	—	—	—	—	—
Accelerated vesting of long-term incentives (C)	—	931,936	931,936	931,936	—
Other benefits (D)	39,162	58,743	—	—	—

(A)
Pursuant to their employment agreement, if an NEO is terminated without cause or for good reason, severance is equal to twelve months of base salary plus the average incentive compensation paid during the prior two-year period and will be paid over a period of twelve months. If the NEO’s termination occurs in connection with a change in control, severance is equal to 2.5 times average salary plus average incentive compensation paid during the prior two-year period and will be paid in a lump sum within 30 days of the NEO’s termination.

(B)	Employment agreements provide for no payment upon an NEO’s death or disability.

(C)
Includes immediate vesting at target of any performance-based awards for which performance conditions have not yet been satisfied, based on the December 31, 2019 closing price of our common stock of $56.77. As of December 31, 2019, Mr. Cargill had met the age and service conditions to be eligible for accelerated vesting of long-term incentives upon retirement and Mr. Ackerson's Retirement Agreement provides for accelerated vesting of long-term incentives upon retirement. Ms. Anderson and Mr. Turpen had not met the age and service conditions as of December 31, 2019 to be eligible for the accelerated vesting of long-term incentives upon retirement.

(D)
Other benefits include the following insurance: medical, dental, vision, life, accidental death and disability, short-term disability, long-term disability and supplemental long-term disability. Messrs. Cargill and Turpen and Ms. Anderson would receive one year of benefits in the event of termination without cause. In the event of a change in control, Mr. Cargill would receive 24 months of benefits, and Ms. Anderson and Mr. Turpen would each receive 18 months of benefits. Pursuant to his Retirement Agreement, Mr. Ackerson would receive 18 months of benefits in the event of termination without cause or due to disability, as well as in the event of his retirement. Cost includes both employer and employee coverage.

(E)
Mr. Ackerson’s Retirement Agreement provides for a severance payment equal to eighteen months base salary in effect as of his Separation Date and a cash payment equal to the average of the annual cash bonuses paid by the Company for the two full bonus plan years prior to the Separation Date, plus a lump sum payment of $20,000 as compensation for legal fees incurred by Mr. Ackerson in connection with the preparation and negotiation of the Retirement Agreement (the “Cash Severance Payments”). In the event of his termination without cause or disability occurring prior to the Separation Date, Mr. Ackerson will receive the Cash Severance Payments. In the event of his death, any unpaid Cash Severance Payments will be paid to Mr. Ackerson’s estate. If a change in control occurs prior to the Separation Date, severance is equal to 2.5 times his average salary plus average incentive compensation paid during the prior two-year period. If a change in control occurs subsequent to his Separation date, he will receive any unpaid Cash Severance Payments. See Employment Agreements - Retirement Transition Agreement between Mr. Ackerson and the Company and Employment Agreement for Mr. Ackerson for more information regarding the terms of Mr. Ackerson’s retirement.

2019 Director Compensation Table*
For service on our board of directors in 2019, our non-employee directors were paid an annual retainer of $55,000 and a fee of $1,750 per meeting. Our chairman received an additional $80,000 per year for serving in that role. In addition, each member of a committee was paid a fee of $1,750 per committee meeting attended. Directors serving as chairman of the Audit Committee and Risk Committee received an additional $30,000 per year for serving in those roles and the directors chairing the HR Committee and Governance and Nominating Committee received an additional $20,000 per year for serving in those roles. Members attending special meetings of the board and committees were paid $1,750 per meeting, or $1,250 for telephonic meetings. In addition to cash retainer fees, each non-employee director receives an annual grant of RSUs with an aggregate grant date fair value of approximately $65,000 at the April board meeting, which vest in full on the first anniversary of the date of grant in accordance with the 2015 Plan.
The following table contains information pertaining to the compensation of the Company’s board of directors for the 2019 fiscal year. Amounts below also include fees paid for service on subsidiary board committees.

Name	Fees Earned or Paid In Cash (A)	Stock Awards (B)	Total

Jonathan E. Baliff (D)	$66,250	$64,992	$131,242
James H. Browning (C)	127,250	64,992	192,242
Larry L. Helm (C)	154,250	64,992	219,242
David S Huntley (E)	66,750	64,992	131,742
Charles S. Hyle (C)	111,500	64,992	176,492
Elysia Holt Ragusa (C)	102,250	64,992	167,242
Steven P. Rosenberg (C)	91,500	64,992	156,492
Robert W. Stallings (C)	74,250	64,992	139,242
Dale W. Tremblay (C)	90,000	64,992	154,992
Ian J. Turpin (C)	80,000	64,992	144,992
Patricia A. Watson (C)	75,000	64,992	139,992
*Columns for which no amounts are reported have been deleted.

(A)	Amounts represent meeting fees paid upon attendance of board and committee meetings, annual retainer fees and fees for service as chairman of the board or a committee.

(B)
Amounts represent the aggregate grant date fair value determined in accordance with ASC 718 of all stock awards granted pursuant to the 2015 Plan. On April 16, 2019, all currently serving directors received 1,107 RSUs with a grant date fair value of $58.71 per share which will vest in full on the first anniversary of the grant date.

(C)
As of December 31, 2019, Messrs. Browning, Helm, Hyle, Rosenberg, Stallings, Tremblay and Turpin and Mses. Ragusa and Watson held 1,340 unvested RSUs, and the following directors held vested SARS: Mr. Browning, 3,000; Mr. Helm, 3,000; Mr. Turpin, 1,800.

(D)	As of December 31, 2019, Mr. Baliff held 1,304 unvested RSUs and 214 shares of restricted stock subject to continuing restrictions.

(E)	As of December 31, 2019, Mr. Huntley held 1,199 unvested RSUs and 167 shares of restricted stock subject to continuing restrictions.
HUMAN RESOURCES COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
No member of the HR Committee of the board of directors of the Company was an officer or employee of the Company during 2019 or any other time. In addition, none of the executive officers of the Company served on the board of directors or on the compensation committee of any other entity, for which any executive officers of such other entity served either on our board of directors or on our HR Committee.
CEO PAY RATIO
Item 402(u) of Regulation S-K, implementing a requirement of the Dodd-Frank Wall Street Reform and Consumer Protection Act, requires that we disclose a ratio that compares the annual total compensation of our median employee to that of our CEO.
In order to determine the median employee, we prepared a list of all employees as of December 31, 2019, along with their gross income as reported on IRS form W-2 for 2019. Gross income as reported on IRS form W-2 for 2019 was annualized for those employees that were not employed for the full year.
After identifying the median employee, we calculated that employee’s annual total compensation using the same methodology we use for our NEOs as set forth in the 2019 Summary Compensation Table.
The annual total compensation for 2019 for the CEO was $4,908,814 and for the median employee was $93,586. The resulting ratio of our CEO’s pay to that of our median employee for 2019 was 52.5 to 1.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Ownership of Company Common Stock
The following tables set forth information as of February 28, 2020 concerning the beneficial ownership of the Company’s common stock by: (a) each person the Company knows to beneficially own more than 5% of the issued and outstanding shares of a class of common stock, (b) each director, director nominee and NEO, and (c) all of the Company’s executive officers and directors as a group. The persons named in the table have sole voting and investment power with respect to all shares they owned, unless otherwise noted. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options, restricted stock units ("RSUs") or stock appreciation rights ("SARs") held by that person that are currently exercisable or will become exercisable or vest within 60 days of February 28, 2020 are deemed exercised and outstanding.

Persons Known to Company Who Own More Than 5% of Outstanding Shares of Company Common Stock	Number of Shares of Common Stock Beneficially Owned		Percent of Shares of Common Stock Outstanding*
The Vanguard Group and certain affiliates	4,658,023	(1)	9.24%
BlackRock, Inc. and certain affiliates	4,492,101	(2)	8.91%
Frontier Capital Management Co., LLC	2,658,017	(3)	5.27%

*	Percentage is calculated on the basis of 50,397,277 shares, the total number of shares of common stock outstanding on February 28, 2020.

(1)
As reported by The Vanguard Group on a Schedule 13G/A filed with the SEC on February 12, 2020, as of December 31, 2019, reporting sole voting power with respect to 26,237 shares, shared voting power with respect to 9,093 shares, sole dispositive power with respect to 4,629,679 shares and shared dispositive power with respect to 28,344 shares. Its address is 100 Vanguard Blvd., Malvern, PA 19355.

(2)
As reported by BlackRock, Inc. on a Schedule 13G/A filed with the SEC on February 6, 2020, as of December 31, 2019, reporting sole voting power with respect to 4,294,371 shares and sole dispositive power with respect to 4,492,101 shares. Its address is 55 East 52nd St., New York, NY 10055.

(3)
As reported by Frontier Capital Management Co., LLC. on a Schedule 13G filed with the SEC on February 14, 2020, as of December 31, 2019, reporting sole voting power with respect to 1,261,539 shares and sole dispositive power with respect to 2,658,017 shares. Its address is 99 Summer Street, Boston, MA 02110.

Name (1)	Number of Shares of Common Stock Beneficially Owned		Percent of Shares of Common Stock Outstanding
Vince A. Ackerson	31,886	(2)	*
Julie L. Anderson	32,951	(3)	*
Jonathan E. Baliff	2,779	(4)	*
James H. Browning	12,709	(5)	*
C. Keith Cargill	98,098	(6)	*
Larry L. Helm	21,834	(7)	*
David S. Huntley	2,332	(8)	*
Charles S. Hyle	5,255	(9)	*
Elysia Holt Ragusa	7,530	(10)	*
Steven P. Rosenberg	33,115	(11)	*
Robert W. Stallings	9,730	(12)	*
Dale W. Tremblay	8,730	(13)	*
John G. Turpen	1,664	(14)	*
Ian J. Turpin	22,985	(15)	*
Patricia A. Watson	5,282	(16)	*
All executive officers and directors as a group	296,880		0.59%**

*	Less than 1% of the issued and outstanding shares of the class.

**	Percentage is calculated on the basis of 50,397,277 shares, the total number of shares of common stock outstanding on February 28, 2020.

(1)	Unless otherwise stated, the address for each person in this table is 2000 McKinney Avenue, 7th Floor, Dallas, Texas 75201.

(2)
Includes 27,678 shares held by Mr. Ackerson, as well as 2,519 RSUs that will vest within 60 days. Also includes 1,689 shares held by JAKS Partners, LTD. Mr. Ackerson is the general partner of JAKS Partners.

(3)	Includes 30,919 shares held by Ms. Anderson, as well as 2,032 RSUs that will vest within 60 days.

(4)
Includes 1,458 shares held by Mr. Baliff, as well as 1,107 RSUs that will vest within 60 days and 214 shares of restricted common stock as to which restrictions lapse on July 18, 2020, but for which he has voting power.

(5)	Includes 11,369 shares held by Mr. Browning, as well as 1,340 RSUs that will vest within 60 days.

(6)	Includes 88,090 shares held by Mr. Cargill, as well as 10,008 RSUs that will vest within 60 days.

(7)	Includes 20,494 shares held by Mr. Helm, as well as 1,340 RSUs that will vest within 60 days.

(8)
Includes 1,058 shares held by Mr. Huntley, as well as 1,107 RSUs that will vest within 60 days and 167 shares of restricted common stock as to which restrictions lapse on January 23, 2021, but for which he has voting power.

(9)	Includes 3,915 shares held by Mr. Hyle, as well as 1,340 RSUs that will vest within 60 days.

(10)	Includes 6,190 shares held by Ms. Ragusa, as well as 1,340 RSUs that will vest within 60 days.

(11)	Includes 31,775 shares held by Mr. Rosenberg, as well as 1,340 RSUs that will vest within 60 days.

(12)	Includes 8,390 shares held by Mr. Stallings, as well as 1,340 RSUs that will vest within 60 days.

(13)	Includes 7,390 shares held by Mr. Tremblay, as well as 1,340 RSUs that will vest within 60 days.

(14)	Includes 1,664 shares held by Mr. Turpen.

(15)
Includes 4,469 shares held by Mr. Turpin, as well as 1,340 RSUs that will vest within 60 days. Also includes 5,951 shares held by Johnson Management Trust, 9,321 shares held by The Nini Gift Trust and 1,904 shares held in the Rebekah Johnson Nugent 1976 Trust, each of which Mr. Turpin’s spouse serves as the trustee.

(15)	Includes 3,942 shares held by Ms. Watson, as well as 1,340 RSUs that will vest within 60 days.
Equity Compensation Plan Information
The following table provides information as of December 31, 2019 regarding common stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	579,512 (A)	$33.95	1,772,070 (B)
Equity compensation plans not approved by security holders	—	—	—
Total	579,512	$33.95	1,772,070

(A)
Includes 21,200 shares issuable pursuant to outstanding SARs with a weighted average exercise price of $33.95 and 558,312 shares issuable pursuant to outstanding RSUs. Since RSUs have no exercise price, they are not included in the weighted average exercise price calculation.

(B)	All of these shares are available for issuance pursuant to grants of full-value awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
In the ordinary course of business, the Bank has made loans, and may continue to make loans in the future, to the Bank's and the Company's officers, directors and employees. However, it is the Bank’s policy to not extend loans to executive officers of the Bank and the Company. The Bank makes loans to directors and their affiliates in the ordinary course of business on substantially the same terms as those with other customers. All loans to directors are reviewed and approved by our board of directors prior to making any such loans. The Bank also provides wealth management services for managed accounts to directors at discounted fees.
In February 2018, the Bank signed an agreement with TSYS, under which TSYS provides transaction processing services to the Bank in exchange for a fee, estimated to be $400,000 to $600,000 per year. Patricia A. Watson, a member of the Company’s board of directors, served as the Senior Executive Vice President and Chief Information Officer of TSYS until December 2019. The board determined that the transaction did not affect Ms. Watson’s independence.
The Company has policies and procedures for reviewing related party transactions involving the Company’s and the Bank’s directors, executive officers and their affiliates. Each director and NEO of the Company and the Bank is required to complete a questionnaire annually, and each director who serves on the Audit Committee must complete a certification of independence annually. Both of these documents are designed to disclose all related party transactions, including loans, and this information is reviewed by management, the Audit Committee and the board of directors, as appropriate. Such transactions are subject to the standards set forth in the Company’s Code of Conduct and in applicable laws and regulations and the Nasdaq Stock Market Listing Rules for determining the independence of directors. The questionnaires, certifications and Code of Conduct are all in writing.
Director Independence
The board of directors has determined that each director other than Mr. Cargill qualifies as an “independent director” as defined in the Nasdaq Stock Market Listing Rules and as further defined by applicable statutes and regulations.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Auditor Fees and Services
The Audit Committee has appointed Ernst & Young LLP to continue as our independent registered public accounting firm for the 2020 fiscal year.
Fees for professional services provided by the Company’s independent registered public accounting firm in each of the last two fiscal years, in each of the following categories, were:

(in thousands)	2019	2018
Audit fees	$1,877	$1,644
Audit-related fees	—	—
Tax fees	499	480
Total	$2,376	$2,124
Fees for audit services include fees associated with the audit of the Company’s annual consolidated financial statements, the review of the consolidated financial statements included in the Company’s Form 10-Qs, accounting consultations and management’s assertions regarding effective internal controls in compliance with the requirements of Section 404 of the Sarbanes Oxley Act and Federal Deposit Insurance Corporation Improvement Act. Tax fees included various federal, state and local tax services, as well as tax consultations.
Pre-approval Policies and Procedures
The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related and tax services performed by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The Audit Committee has delegated to the chairman of the Audit Committee authority to approve permitted services provided that the chairman reports any decisions to the Audit Committee at its next scheduled meeting.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	March 2, 2020	TEXAS CAPITAL BANCSHARES, INC.

		By:	/S/ C. KEITH CARGILL
C. Keith Cargill President and Chief Executive Officer