Form 10-Q
period 2020-03-31
TEXAS CAPITAL BANCSHARES INC/TX
filed 2020-04-24
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2020

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
On April 22, 2020, the number of shares set forth below was outstanding with respect to each of the issuer's classes of common stock:
Common Stock, par value $0.01 per share 50,426,058

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended March 31, 2020

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands except share data)	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$162,386	$161,817
Interest-bearing deposits in other banks	9,468,189	4,233,766
Federal funds sold and securities purchased under resale agreements	30,000	30,000
Investment securities	228,784	239,871
Loans held for sale ($774.1 million at March 31, 2020 and $2,571.3 million at December 31, 2019, at fair value)	774,064	2,577,134
Loans held for investment, mortgage finance	7,588,803	8,169,849
Loans held for investment (net of unearned income)	16,857,579	16,476,413
Less: Allowance for credit losses on loans	240,958	195,047
Loans held for investment, net	24,205,424	24,451,215
Mortgage servicing rights, net	70,619	64,904
Premises and equipment, net	29,663	31,212
Accrued interest receivable and other assets	892,305	740,051
Goodwill and intangible assets, net	17,982	18,099
Total assets	$35,879,416	$32,548,069
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$9,420,303	$9,438,459
Interest-bearing	17,713,960	17,040,134
Total deposits	27,134,263	26,478,593
Accrued interest payable	16,969	12,760
Other liabilities	333,759	287,157
Federal funds purchased and repurchase agreements	295,267	141,766
Other borrowings	4,900,000	2,400,000
Subordinated notes, net	282,219	282,129
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	33,075,883	29,715,811
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares—10,000,000
Issued shares—6,000,000 shares issued at March 31, 2020 and December 31, 2019	150,000	150,000
Common stock, $.01 par value:
Authorized shares—100,000,000
Issued shares— 50,408,195 and 50,338,158 at March 31, 2020 and December 31, 2019, respectively	504	503
Additional paid-in capital	979,939	978,205
Retained earnings	1,668,329	1,694,608
Treasury stock (shares at cost: 417 at March 31, 2020 and December 31, 2019)	(8)	(8)
Accumulated other comprehensive income, net of taxes	4,769	8,950
Total stockholders’ equity	2,803,533	2,832,258
Total liabilities and stockholders’ equity	$35,879,416	$32,548,069
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
COMPREHENSIVE INCOME/(LOSS) - UNAUDITED

	Three months ended March 31,
(in thousands except per share data)	2020	2019
Interest income
Interest and fees on loans	$283,625	$312,703
Investment securities	2,183	1,460
Federal funds sold and securities purchased under resale agreements	614	379
Interest-bearing deposits in other banks	19,586	11,019
Total interest income	306,008	325,561
Interest expense
Deposits	62,174	69,054
Federal funds purchased	669	3,516
Other borrowings	9,582	11,854
Subordinated notes	4,191	4,191
Trust preferred subordinated debentures	1,073	1,332
Total interest expense	77,689	89,947
Net interest income	228,319	235,614
Provision for credit losses	96,000	20,000
Net interest income after provision for credit losses	132,319	215,614
Non-interest income
Service charges on deposit accounts	3,293	2,979
Wealth management and trust fee income	2,467	2,009
Brokered loan fees	8,015	5,066
Servicing income	4,746	2,734
Swap fees	2,757	1,031
Net gain/(loss) on sale of loans held for sale	(13,000)	(505)
Other	3,502	16,700
Total non-interest income	11,780	30,014
Non-interest expense
Salaries and employee benefits	76,667	77,823
Net occupancy expense	8,712	7,879
Marketing	8,460	11,708
Legal and professional	17,466	10,030
Communications and technology	13,608	9,198
FDIC insurance assessment	5,849	5,122
Servicing-related expenses	16,354	5,382
Merger-related expenses	7,270	—
Other	11,031	13,236
Total non-interest expense	165,417	140,378
Income/(loss) before income taxes	(21,318)	105,250
Income tax expense/(benefit)	(4,631)	22,411
Net income/(loss)	(16,687)	82,839
Preferred stock dividends	2,438	2,438
Net income/(loss) available to common stockholders	$(19,125)	$80,401
Other comprehensive income/(loss)
Change in unrealized gain/(loss) on available-for-sale debt securities arising during period, before tax	$(5,292)	$(53)
Income tax expense/(benefit) related to unrealized loss on available-for-sale debt securities	(1,111)	(10)
Other comprehensive income/(loss), net of tax	(4,181)	(43)
Comprehensive income/(loss)	$(20,868)	$82,796
Basic earnings/(loss) per common share	$(0.38)	$1.60
Diluted earnings/(loss) per common share	$(0.38)	$1.60
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total
Balance at December 31, 2018 (audited)	6,000,000	$150,000	50,201,127	$502	$967,890	$1,381,492	(417)	$(8)	$518	$2,500,394
Comprehensive income:
Net income	—	—	—	—	—	82,839	—	—	—	82,839
Change in unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	—	—	(43)	(43)
Total comprehensive income										82,796
Stock-based compensation expense recognized in earnings	—	—	—	—	2,423	—	—	—	—	2,423
Preferred stock dividend	—	—	—	—	—	(2,438)	—	—	—	(2,438)
Issuance of stock related to stock-based awards	—	—	54,133	1	(1,234)	—	—	—	—	(1,233)
Issuance of common stock related to warrants	—	—	8,768	—	—	—	—	—	—	—
Balance at March 31, 2019	6,000,000	$150,000	50,264,028	$503	$969,079	$1,461,893	(417)	$(8)	$475	$2,581,942

Balance at December 31, 2019 (audited)	6,000,000	$150,000	50,338,158	$503	$978,205	$1,694,608	(417)	$(8)	$8,950	$2,832,258
Impact of adoption of new accounting standards, net of taxes(1)	—	—	—	—	—	(7,154)	—	—	—	(7,154)
Comprehensive loss:
Net loss	—	—	—	—	—	(16,687)	—	—	—	(16,687)
Change in unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	—	—	(4,181)	(4,181)
Total comprehensive loss										(20,868)
Stock-based compensation expense recognized in earnings	—	—	—	—	3,227	—	—	—	—	3,227
Preferred stock dividend	—	—	—	—	—	(2,438)	—	—	—	(2,438)
Issuance of stock related to stock-based awards	—	—	70,037	1	(1,493)	—	—	—	—	(1,492)
Balance at March 31, 2020	6,000,000	$150,000	50,408,195	$504	$979,939	$1,668,329	(417)	$(8)	$4,769	$2,803,533

(1)	Represents the impact of adopting Accounting Standard Update ("ASU") 2016-13. See Note 1 to the consolidated financial statements for more information.
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three months ended March 31,
(in thousands)	2020	2019
Operating activities
Net income/(loss)	$(16,687)	$82,839
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for credit losses	96,000	20,000
Depreciation and amortization	13,122	7,792
Net loss on sale of loans held for sale	13,000	505
Increase in valuation allowance on mortgage servicing rights	10,015	2,931
Stock-based compensation expense	3,369	4,488
Purchases and originations of loans held for sale	(2,356,710)	(1,550,059)
Proceeds from sales and repayments of loans held for sale	4,126,102	1,602,923
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(141,940)	(58,278)
Accrued interest payable and other liabilities	39,473	51,023
Net cash provided by operating activities	1,785,744	164,164
Investing activities
Purchases of investment securities	(1,951)	(109,928)
Principal payments received on investment securities	4,788	307
Originations of mortgage finance loans	(37,932,501)	(24,328,971)
Proceeds from pay-offs of mortgage finance loans	38,513,547	23,906,785
Net increase in loans held for investment, excluding mortgage finance loans	(438,869)	(375,628)
Purchase of premises and equipment, net	(1,007)	(2,642)
Proceeds from sale of other real estate owned, net	—	79
Net cash provided by/(used in) investing activities	144,007	(909,998)
Financing activities
Net increase in deposits	655,670	44,014
Costs from issuance of stock related to stock-based awards and warrants	(1,492)	(1,233)
Preferred dividends paid	(2,438)	(2,438)
Net increase/(decrease) in other borrowings	2,500,000	(300,000)
Net increase in federal funds purchased and repurchase agreements	153,501	256,718
Net cash provided by/(used in) financing activities	3,305,241	(2,939)
Net increase/(decrease) in cash and cash equivalents	5,234,992	(748,773)
Cash and cash equivalents at beginning of period	4,425,583	3,080,065
Cash and cash equivalents at end of period	$9,660,575	$2,331,292
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$73,480	$86,134
Cash paid during the period for income taxes	519	6
See accompanying notes to consolidated financial statements.

(1) Operations and Summary of Significant Accounting Policies
Organization and Nature of Business
Texas Capital Bancshares, Inc. (the "Company” or "TCBI"), a Delaware corporation, was incorporated in November 1996 and commenced banking operations in December 1998. The consolidated financial statements of the Company include the accounts of Texas Capital Bancshares, Inc. and its wholly owned subsidiary, Texas Capital Bank, National Association (the "Bank”). We serve the needs of commercial businesses and successful professionals and entrepreneurs located in Texas as well as operate several lines of business serving a regional or national clientele of commercial borrowers. We are primarily a secured lender, with the majority of our loans held for investment, excluding mortgage finance loans and other national lines of business, being made to businesses headquartered or with operations in Texas. Our national lines of business provide specialized lending products to businesses throughout the United States.
On December 9, 2019, the Company entered into a merger agreement with Independent Bank Group, Inc. ("IBTX"), the holding company for Independent Bank, under which TCBI and IBTX will combine in an all-stock merger of equals. Under the terms of the merger agreement, each share of TCBI common stock outstanding immediately prior to the effective time, other than certain shares held by TCBI or IBTX, will be converted into the right to receive the merger consideration of 1.0311 shares of IBTX common stock. At the effective time, each outstanding share of TCBI preferred stock will be automatically converted into the right to receive one share of IBTX preferred stock having substantially the same terms as such share of TCBI preferred stock. The name of the surviving entity will be Independent Bank Group, Inc. and the name of the surviving bank will be Texas Capital Bank. The surviving bank will be operated under the name Independent Financial in Colorado and under the name Texas Capital Bank in Texas.
The merger agreement was unanimously approved by the board of directors of TCBI and the board of directors of IBTX. The merger is expected to close in mid-2020, subject to satisfaction of customary closing conditions, including receipt of customary regulatory approvals and approval of the merger agreement by the stockholders of TCBI and the shareholders of IBTX, respectively. For more information on the merger agreement and the merger, see Part I, Item 1, Business-Merger with Independent Bank Group, Inc. in our Annual Report on Form 10-K filed with the SEC on February 12, 2020 (the "2019 Form 10-K").
Basis of Presentation
Our accounting and reporting policies conform to accounting principles generally accepted in the United States ("GAAP") and to generally accepted practices within the banking industry. Certain prior period balances have been reclassified to conform to the current period presentation.
The consolidated interim financial statements are unaudited and certain information and footnote disclosures presented in accordance with GAAP have been condensed or omitted. In the opinion of management, the interim financial statements include all normal and recurring adjustments and the disclosures made are adequate to make the interim financial information not misleading. The consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2019, included in our 2019 Form 10-K. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
Accounting Changes
On January 1, 2020, we adopted ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which replaces the incurred loss methodology for determining our provision for credit losses and allowance for credit losses with an expected loss methodology that is referred to as the Current Expected Credit Loss ("CECL") model. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with ASU 2016-02 "Leases (Topic 842)" ("ASU 2016-02"). In addition, ASU 2016-13 made changes to the accounting for available-for-sale debt securities. One such change is to require credit-related impairments to be recognized as an allowance for credit losses rather than as a write-down of the securities amortized cost basis when management does not intend to sell or believes that it is not more likely than not that they will be required to sell the securities prior to recovery of the securities amortized cost basis.
We adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost, off-balance sheet credit exposures and net investments in leases. Results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP.
We adopted ASU 2016-13 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remains the same before and after the effective date of ASU 2016-13.
The following table illustrates the impact of adopting ASU 2016-13 and details how outstanding loan balances have been reclassified as a result of changes made to our primary portfolio segments under CECL:

(in thousands)	January 1, 2020
	As Reported Under ASU 2016-13	Pre-ASU 2016-13	Impact of ASU 2016-13 Adoption
Assets:
Loans held for investment (outstanding balance)
Commercial	$9,133,444	$10,230,828	$(1,097,384)
Energy	1,425,309		1,425,309
Mortgage finance	8,169,849	8,169,849	—
Construction		2,563,339	(2,563,339)
Real estate	6,008,040	3,444,701	2,563,339
Consumer		71,463	(71,463)
Equipment leases		256,462	(256,462)
Allowance for credit losses on loans	(203,632)	(195,047)	(8,585)
Total loans held for investment, net	24,442,630	24,451,215	(8,585)
Net deferred tax asset	23,058	21,064	1,994
Liabilities:
Allowance for credit losses on off-balance sheet exposures	9,203	8,640	563
Equity:
Retained earnings	1,687,454	1,694,608	(7,154)

In connection with our adoption of ASU 2016-13, changes were made to our primary portfolio segments to align with the methodology applied in determining the allowance under CECL. These changes included segregating energy loans into a stand-alone portfolio segment and reclassifying consumer and equipment leases into the commercial portfolio segment. Additionally, construction and real estate loans were combined into a single portfolio segment, referred to as real estate. The real estate portfolio segment includes loans further categorized as commercial real estate, residential homebuilder finance, secured by 1-4 family and an "other" category. See Allowance for Credit Losses - Loans below for further discussion of these portfolio segments.
Loans
Loans Held for Investment
Loans held for investment (including financing leases) are stated at the amount of unpaid principal reduced by deferred income (net of costs). Interest on loans is recognized using the simple-interest method on the daily balances of the principal amounts outstanding. Loan origination fees, net of direct loan origination costs, and commitment fees are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable.
Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, a reduction of the face amount of debt or forgiveness of either principal or accrued interest. A loan continues to qualify as restructured until a consistent payment history or change in the borrower’s financial condition has been evidenced, generally for no less than twelve months. If the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that we are willing to accept for a new extension of credit with comparable risk, then the loan is no longer considered a restructuring if it is in compliance with the modified terms in calendar years after the year of the restructure.
A loan is considered past due when a contractually due payment has not been received by the contractual due date. We place a loan on non-accrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed as a reduction of current period interest income. Interest income is subsequently recognized on a cash basis as long as the remaining book balance of the asset is deemed to be collectible. If collectability is questionable, then cash payments are applied to principal. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.
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
Due to market conditions or events of default by the investor or the originator, we could be required to purchase the remaining interests in the mortgage loans and hold them beyond the expected 10-20 days. Mortgage loans acquired under these conditions would require mark-to-market adjustments to income and could require future allocations of the allowance for credit losses or be subject to charge-off in the event the loans become impaired.
Allowance for Credit Losses
The allowance for credit losses is an estimate of the expected credit losses in the loans held for investment and available-for-sale debt securities portfolios.
Loans
ASU 2016-13 replaces the current incurred loss impairment model that recognizes losses when it becomes probable that a credit loss will be incurred,with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, credit quality, or term as well as for changes in environmental conditions, such as changes in unemployment rates, gross domestic product, property values or other relevant factors.
The allowance for credit losses is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Reserves on loans that do not share risk characteristics are evaluated on an individual basis. In order to determine the allowance for credit losses, all loans are assigned a credit grade. Loans graded substandard or worse and greater than $500,000 are specifically reviewed for loss potential and when deemed appropriate are assigned a reserve based on an individual evaluation. For purposes of determining the pool-basis reserve, the remainder of the portfolio, representing all loans not assigned an individual reserve, is segregated first by portfolio segment, then by product type, to recognize differing risk profiles within portfolio segments, and finally by credit grade. Each credit grade within each product type is assigned a historical loss rate. These historical loss rates are then modified to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments using a Portfolio Level Qualitative Factor ("PLQF") and/or a Portfolio Segment Level Qualitative Factor ("SLQF"). These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit, and any needed reserve is recorded in other liabilities. For periods beyond which we are able to develop reasonable and supportable forecasts, we revert to the historical loss rate. The PLQF and SLQF are utilized to address factors that are not present in historical loss rates and otherwise unaccounted for in the quantitative process. The PLQF is used to apply a qualitative adjustment across the entire portfolio of loans, while the SLQF is designed to apply a qualitative adjustment across a single portfolio segment. Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.
Portfolio segments are used to pool loans with similar risk characteristics and align with our methodology for measuring expected credit losses. A summary of our primary portfolio segments is as follows:
Commercial. Our commercial loan portfolio is comprised of lines of credit for working capital, term loans and leases to finance equipment and other business assets across a variety of industries. These loans are used for general corporate purposes including financing working capital, internal growth, acquisitions and business insurance premiums and are generally secured by accounts receivable, inventory, equipment and other assets of our clients’ businesses. Our commercial loan portfolio also includes consumer loans because our small portfolio of consumer loans is largely comprised of accommodation loans to individuals associated with our commercial clients.
Energy. Our energy loan portfolio is primarily comprised of loans to exploration and production (“E&P”) companies that are generally collateralized with proven reserves based on appropriate valuation standards that take into account the risk of oil and gas price volatility. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest-risk form of energy lending. Energy loans are impacted by commodity price volatility, as well as changes in consumer and business demand.
Mortgage finance. Mortgage finance loans relate to our mortgage warehouse lending operations in which we purchase mortgage loan ownership interests from unaffiliated mortgage originators that are generally held by us for a period of less than 30 days and more typically 10-20 days before they are sold to an approved investor. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates and housing demand and tend to peak at the end of each month. Mortgage finance loans are consistently underwritten based on standards established by the approved investors. Market conditions or events of default by an investor or originator could require that we repurchase the remaining interests in the mortgage loans and hold them beyond the expected 10-20 days.
Real estate. Our real estate portfolio is comprised of the following types of loans:
Commercial real estate ("CRE"). Our CRE portfolio is comprised of both construction/development financing and limited term financing provided to professional real estate developers and owners/managers of commercial real estate projects and properties who have a demonstrated record of past success with similar properties. Collateral properties include office buildings, warehouse/distribution buildings, shopping centers, apartment buildings, residential and commercial tract development. The primary source of repayment on these loans is expected to come from the sale, permanent financing or lease of the real property collateral. CRE loans are impacted by fluctuations in collateral values, as well as the ability of the borrower to obtain permanent financing.
Residential homebuilder finance ("RBF"). The RBF portfolio is comprised of loans made to residential builders and developers. Loans to residential builders are typically in the form of uncommitted guidance lines and are for the purpose of developing lots into single-family homes, while loans to developers are typically in the form of borrowing base lines extended for the purpose of acquiring and developing raw land into lots that can be further sold to home builders. RBF loans, if not structured and monitored correctly, can be impacted by volatility in consumer demand, as well as fluctuation in housing prices.
Secured by 1-4 family. This category of loans includes both first and second lien loans made for the purpose of purchasing or constructing a 1-4 family residential dwellings, as well as home equity revolving lines of credit and loans to purchase lots for future construction of residential dwellings.
Other. The "other" category is primarily comprised of real estate loans originated through a Small Business Administration (SBA) program where repayment is partially guaranteed by the SBA, as well as other loans secured by real estate where the primary source of repayment is not expected to come from the sale or lease of the real property collateral.
We have several pass credit grades that are assigned to loans based on varying levels of risk, ranging from credits that are secured by cash or marketable securities, to watch credits which have all the characteristics of an acceptable credit risk but warrant more than the normal level of monitoring. Within our criticized/classified credit grades are special mention, substandard and doubtful. Special mention loans are those that are currently protected by the sound worth and paying capacity of the borrower, but that are potentially weak and constitute an additional credit risk. These loans have the potential to deteriorate to a substandard grade due to the existence of financial or administrative deficiencies. Substandard loans have a well-defined weakness or weaknesses that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Some substandard loans are inadequately protected by the sound worth and paying capacity of the borrower and of the collateral pledged and may be considered impaired. Substandard loans can be accruing or can be on non-accrual depending on the circumstances of the individual loans.

Loans classified as doubtful have all the weaknesses inherent in substandard loans with the added characteristics that the weaknesses make collection in full highly questionable and improbable. The possibility of loss is extremely high. All doubtful loans are on non-accrual.
The methodology used in the estimation of the allowance, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Changes are reflected in the pool-basis allowance and in reserves assigned on an individual basis as the collectability of classified loans is evaluated with new information. As our portfolio has matured, historical loss ratios have been closely monitored. The review of the appropriateness of the allowance is performed by executive management and presented to the audit and risk committees of our board of directors for their review. The committees report to the board as part of the board's review on a quarterly basis of our consolidated financial statements.
When management determines that foreclosure is probable, and for certain collateral-dependent loans where foreclosure is not considered probable, expected credit losses are based on the fair value of the collateral adjusted for selling costs, when appropriate. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.
Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation that a loan will be restructured, or the extension or renewal options are included in the borrower contract and are not unconditionally cancellable by us.
We do not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when loans are placed on non-accrual status as discussed above.
Investment Securities
Available-for-Sale
For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell or it is more-likely-than-not that we will be required to sell the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, we evaluate whether the decline in fair value is the result of credit losses or other factors. In making this assessment, we may consider various factors including the extent to which fair value is less than amortized cost, performance of any underlying collateral and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess of the amortized cost basis over the present value of expected cash flows is recorded as an allowance for credit loss, limited to the amount by which the fair value is less than the amortized cost basis. Any impairment not recorded through an allowance for credit loss is recognized in other comprehensive income as a non credit-related impairment.
We have made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale debt securities and report accrued interest separately in accrued interest and other assets in the consolidated balance sheets. Available-for-sale debt securities are placed on non-accrual status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual status. Accordingly, we do not recognize an allowance for credit loss against accrued interest receivable.
All debt securities are available-for-sale as of March 31, 2020 and December 31, 2019.
Included in debt securities available-for-sale are Credit Risk Transfer ("CRT") securities. CRT securities represent unsecured obligations issued by government sponsored entities ("GSEs") such as Freddie Mac and are designed to transfer mortgage credit risk from the GSE to private investors. CRT securities are structured to be subject to the performance of a reference pool of mortgage loans in which we share in 50% of the first losses with the GSE. If the reference pool incurs losses, the amount we will recover on the notes is reduced by our share of the amount of such losses, which could potentially be up to 100% of the amount outstanding. Unrealized losses recognized in accumulated other comprehensive income ("AOCI") for the CRT securities are primarily related to the difference between the current market rate for similar securities and the stated interest rate and are not considered to be related to credit loss events. The CRT securities are generally interest-only for an initial period of time and are restricted from being transferred until a future date.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for credit losses, the fair value of financial instruments and the status of contingencies are particularly susceptible to significant change.

(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands except share and per share data)	2020	2019
Numerator:
Net income/(loss)	$(16,687)	$82,839
Preferred stock dividends	2,438	2,438
Net income/(loss) available to common stockholders	$(19,125)	$80,401
Denominator:
Denominator for basic earnings per share—weighted average shares	50,373,580	50,229,797
Effect of employee stock-based awards(1)	101,222	115,602
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	50,474,802	50,345,399
Basic earnings/(loss) per common share	$(0.38)	$1.60
Diluted earnings/(loss) per common share	$(0.38)	$1.60

(1)
SARs and RSUs outstanding of 428,007 at March 31, 2020 and 411,065 at March 31, 2019 have not been included in diluted earnings/(loss) per share because to do so would have been antidilutive for the periods presented.

(3) Investment Securities
Available-for-Sale Debt Securities
The following is a summary of available-for-sale debt securities at March 31, 2020:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2020
Available-for-sale debt securities:
Residential mortgage-backed securities	$4,556	$132	$—	$4,688
Tax-exempt asset-backed securities	178,872	12,602	—	191,474
Credit risk transfer securities	14,713	—	(6,698)	8,015
Total	$198,141	$12,734	$(6,698)	$204,177

December 31, 2019
Available-for-sale debt securities:
Residential mortgage-backed securities	$4,991	$275	$—	$5,266
Tax-exempt asset-backed securities	183,225	13,802	—	197,027
Credit risk transfer securities	14,713	—	(2,749)	11,964
Total	$202,929	$14,077	$(2,749)	$214,257

(1)	Excludes accrued interest receivable of $1.7 million and $1.6 million at March 31, 2020 and December 31, 2019, respectively, that is recorded in accrued interest receivable and other assets.

The amortized cost and estimated fair value, excluding accrued interest receivable, of available-for-sale debt securities are presented below by contractual maturity:

(in thousands, except percentage data)	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
March 31, 2020
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$—	$888	$—	$3,668	$4,556
Estimated fair value	—	968	—	3,720	4,688
Weighted average yield(3)	—%	5.54%	—%	4.22%	4.48%
Tax-exempt asset-backed securities:(1)
Amortized Cost	—	—	—	178,872	178,872
Estimated fair value	—	—	—	191,474	191,474
Weighted average yield(2)(3)	—%	—%	—%	4.20%	4.20%
CRT securities:(1)
Amortized Cost	—	—	—	14,713	14,713
Estimated fair value	—	—	—	8,015	8,015
Weighted average yield(3)	—%	—%	—%	1.63%	1.63%
Total available-for-sale debt securities:
Amortized cost					$198,141
Estimated fair value					$204,177

December 31, 2019
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$—	$1,005	$—	$3,986	$4,991
Estimated fair value	—	1,088	—	4,178	5,266
Weighted average yield(3)	—%	5.54%	—%	4.31%	4.55%
Tax-exempt asset-backed securities:(1)
Amortized Cost	—	—	—	183,225	183,225
Estimated fair value	—	—	—	197,027	197,027
Weighted average yield(2)(3)	—%	—%	—%	4.20%	4.20%
CRT securities:(1)
Amortized Cost	—	—	—	14,713	14,713
Estimated fair value	—	—	—	11,964	11,964
Weighted average yield(3)	—%	—%	—%	1.71%	1.71%
Total available-for-sale debt securities:
Amortized cost					$202,929
Estimated fair value					$214,257

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 21% federal tax rate.

(3)	Yields are calculated based on amortized cost.
The following table discloses our available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2020
CRT securities	$—	$—	$8,015	$(6,698)	$8,015	$(6,698)
December 31, 2019
CRT securities	$11,964	$(2,749)	$—	$—	$11,964	$(2,749)

We conduct periodic reviews of securities with unrealized losses to evaluate whether the decline in fair value has resulted from credit losses or other factors. Based on the results of our periodic review, at March 31, 2020 management believes that unrealized losses on the CRT securities have resulted from factors not deemed credit-related and no allowance for credit loss was recorded. We have evaluated the near-term prospects of the CRT securities in relation to the severity of the non credit-related unrealized losses and adverse conditions related to the securities among other factors. Based on that evaluation management has determined that we have the ability and intent to hold the CRT securities until recovery of fair value and have recorded the non credit-related unrealized losses in AOCI.
Available-for-sale debt securities with carrying values of approximately $3.1 million and $1.5 million were pledged to secure certain customer repurchase agreements and deposits, respectively, at March 31, 2020. The comparative amounts at December 31, 2019 were $3.5 million and $1.2 million, respectively.
Equity Securities
Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan. At March 31, 2020 and December 31, 2019, we had $24.6 million and $25.6 million, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains/(losses) recognized on equity securities and included in other non-interest income in the consolidated statements of income:

	Three months ended March 31,
(in thousands)	2020	2019
Net gains/(losses) recognized during the period	$(2,977)	$1,266
Less: Realized net gains/(losses) recognized during the period on equity securities sold	(19)	(30)
Unrealized net gains/(losses) recognized during the period on equity securities still held	$(2,958)	$1,296

(4) Loans Held for Investment and Allowance for Credit Losses on Loans
Loans held for investment are summarized by portfolio segment as follows:

(in thousands)	March 31, 2020	December 31, 2019
Commercial	$9,402,250	$9,133,444
Energy	1,331,489	1,425,309
Mortgage finance(1)	7,588,803	8,169,849
Real estate	6,196,653	6,008,040
Gross loans held for investment(2)	24,519,195	24,736,642
Deferred income (net of direct origination costs)	(72,813)	(90,380)
Allowance for credit losses on loans	(240,958)	(195,047)
Total loans held for investment, net(2)	$24,205,424	$24,451,215

(1)	Balances at March 31, 2020 and December 31, 2019 are stated net of $895.9 million and $682.7 million of participations sold, respectively.

(2)	Excludes accrued interest receivable of $61.7 million and $63.4 million at March 31, 2020 and December 31, 2019, respectively, that is recorded in accrued interest receivable and other assets.

The following table summarizes our gross loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
March 31, 2020
Commercial
(1-7) Pass	164,393	3,097,118	828,225	488,711	357,598	350,754	3,768,821	37,506	9,093,126
(8) Special mention	—	12,122	21,109	1,629	13,372	13,351	57,836	3,636	123,055
(9) Substandard - accruing	688	26,003	8,057	14,473	11,860	10,602	50,790	1,643	124,116
(9+) Non-accrual	—	6,586	876	10,368	1,395	24,752	16,906	1,070	61,953
Total commercial	165,081	3,141,829	858,267	515,181	384,225	399,459	3,894,353	43,855	9,402,250
Energy
(1-7) Pass	—	20,525	15,183	25,163	—	59,578	961,833	714	1,082,996
(8) Special mention	—	—	10,000	—	—	—	50,024	—	60,024
(9) Substandard - accruing	—	2,556	—	6,105	—	14,386	13,564	—	36,611
(9+) Non-accrual	—	40,881	56,700	3,139	11,822	10,689	26,778	1,849	151,858
Total energy	—	63,962	81,883	34,407	11,822	84,653	1,052,199	2,563	1,331,489
Mortgage finance
(1-7) Pass	282,291	623,955	673,328	492,038	67,179	5,450,012	—	—	7,588,803
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	282,291	623,955	673,328	492,038	67,179	5,450,012	—	—	7,588,803
Real estate
CRE
(1-7) Pass	133,556	733,076	951,198	811,991	284,324	640,181	87,979	44,327	3,686,632
(8) Special mention	—	—	16,484	20,918	9,558	12,908	—	1,883	61,751
(9) Substandard - accruing	—	—	—	—	—	21,305	—	1,250	22,555
(9+) Non-accrual	—	—	—	—	—	244	—	—	244
RBF
(1-7) Pass	36,669	218,642	143,204	39,091	15,521	13,968	633,422	—	1,100,517
(8) Special mention	—	689	287	—	—	—	—	—	976
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Other
(1-7) Pass	84,156	167,071	138,751	170,548	107,942	184,010	23,390	39,043	914,911
(8) Special mention	—	—	5,969	312	2,911	8,178	—	6,323	23,693
(9) Substandard - accruing	—	—	531	701	—	2,348	—	—	3,580
(9+) Non-accrual	—	594	—	—	—	3,095	—	—	3,689
Secured by 1-4 family
(1-7) Pass	15,641	68,913	79,808	72,265	93,948	40,231	5,460	—	376,266
(8) Special mention	—	—	—	—	—	309	—	—	309
(9) Substandard - accruing	—	—	—	—	—	109	—	—	109
(9+) Non-accrual	—	—	—	—	—	1,421	—	—	1,421
Total real estate	270,022	1,188,985	1,336,232	1,115,826	514,204	928,307	750,251	92,826	6,196,653
Total loans held for investment	717,394	5,018,731	2,949,710	2,157,452	977,430	6,862,431	5,696,803	139,244	24,519,195

The following table details activity in the allowance for credit losses on loans. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Energy	Mortgage Finance	Real Estate	Additional Qualitative Reserve	Total
Three months ended March 31, 2020
Allowance for credit losses on loans:
Beginning balance	$102,254	$60,253	$2,265	$30,275	$—	$195,047
Impact of CECL adoption	(15,740)	24,154	2,031	(1,860)	—	8,585
Provision for credit losses on loans	24,902	66,821	35	3,271	—	95,029
Charge-offs	20,653	37,730	—	—	—	58,383
Recoveries	257	423	—	—	—	680
Net charge-offs (recoveries)	20,396	37,307	—	—	—	57,703
Ending balance	$91,020	$113,921	$4,331	$31,686	$—	$240,958
Three months ended March 31, 2019
Allowance for credit losses on loans:
Beginning balance	$96,814	$34,882	$—	$52,595	$7,231	$191,522
Provision for credit losses on loans	12,872	12,387	1,300	2,311	(7,231)	21,639
Charge-offs	4,865	—	—	—	—	4,865
Recoveries	277	—	—	—	—	277
Net charge-offs (recoveries)	4,588	—	—	—	—	4,588
Ending balance	$105,098	$47,269	$1,300	$54,906	$—	$208,573

During the first quarter of 2020, we adopted ASU 2016-13, which replaces the incurred loss methodology for determining our provision for credit losses and allowance for credit losses with an expected loss methodology that is referred to as the CECL model. Upon adoption, the allowance for credit losses was increased by $9.1 million, which included a $563,000 increase to the allowance for off-balance sheet credit losses, with no impact to the consolidated statement of income. We recorded a $96.0 million provision for credit losses for the first quarter of 2020 utilizing the newly adopted CECL methodology, a significant increase from prior quarters. The increase resulted primarily from increases in criticized loans and charge-offs, as well as the impact of reserve build related to the COVID-19 pandemic. More than half of the provision recorded in the first quarter of 2020 related to two large energy loans, previously identified as problem loans, that experienced further deterioration during the first quarter of 2020 exacerbated by the sharp decline in commodity prices, and approximately $30.0 million of the provision related to COVID-19 reserve build. In total, $1.8 billion of loans in categories that we expect to be more significantly impacted by COVID-19 were proactively downgraded, primarily to lower pass-rated grades. We recorded $57.7 million in net charge-offs during the first quarter of 2020, including $37.3 million in energy charge-offs and $15.6 million in leveraged lending charge-offs, all of which were loans that have been previously identified as problem loans, compared to $12.8 million during the fourth quarter of 2019 and $4.6 million, respectively, during the first quarter of 2019. Criticized loans totaled $675.9 million at March 31, 2020, compared to $584.1 million at December 31, 2019 and $602.8 million at March 31, 2019.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent gross loans held for investment by collateral type as follows:

	Collateral type
(in thousands)	Business assets	Real property	Energy	Total
March 31, 2020
Commercial	$24,752	$—	$—	$24,752
Energy loans	—	—	151,858	151,858
Real estate
Secured by 1-4 family	—	1,202	—	1,202
Total collateral-dependent loans held for investment	$24,752	$1,202	$151,858	$177,812

The table below provides an age analysis of our loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Non-accrual loans as of March 31, 2020(2)	Current	Total	Non-accrual With No Allowance
March 31, 2020
Commercial	$26,013	$9,656	$19,373	$55,042	$61,953	$9,285,255	$9,402,250	$16,903
Energy	—	—	—	—	151,858	1,179,631	1,331,489	40,719
Mortgage finance loans	—	—	—	—	—	7,588,803	7,588,803	—
Real estate
CRE	9,301	—	1,837	11,138	244	3,759,800	3,771,182	—
RBF	—	—	—	—	—	1,101,493	1,101,493	—
Other	16,395	—	—	16,395	3,689	925,789	945,873	3,689
Secured by 1-4 family	79	—	64	143	1,421	376,541	378,105	1,202
Total loans held for investment	$51,788	$9,656	$21,274	$82,718	$219,165	$24,217,312	$24,519,195	$62,513

(1)
Loans past due 90 days and still accruing includes premium finance loans of $8.6 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The receipt of the refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(2)
As of March 31, 2020 and December 31, 2019, none of our non-accrual loans were earning interest income on a cash basis. Additionally, no interest income was recognized on non-accrual loans for the three months ended March 31, 2020. Accrued interest of $393,000 was reversed during the three months ended March 31, 2020.

On January 1, 2020, the date we adopted CECL, non-accrual loans totaled $225.4 million, and included $88.6 million in commercial loans, $125.0 million in energy loans, $9.4 million in CRE loans, $881,000 in real estate-other loans and
$1.4 million in secured by 1-4 family loans.
As of March 31, 2020 and December 31, 2019, we did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at March 31, 2020 and December 31, 2019, $22.3 million and $35.1 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates.
We did not have any loans that were restructured during the three months ended March 31, 2020. The following table details the recorded investment at March 31, 2019 of loans restructured during the three months ended March 31, 2019 by type of modification:

	Extended Maturity		Adjusted Payment Schedule		Total
(in thousands, except number of contracts)	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End
Three months ended March 31, 2019
Energy loans	1	$22,540	—	$—	1	$22,540
Total	1	$22,540	—	$—	1	$22,540

Restructured loans generally include terms to temporarily place the loan on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above restructured loans. At March 31, 2020, all of the above restructured loans were on non-accrual. The restructuring of the loans did not have a significant impact on our allowance for credit losses at March 31, 2020 or 2019. As of March 31, 2020 and 2019, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
In response to the COVID-19 pandemic and its economic impact to our customers, we implemented a short-term modification program that complies with the Coronavirus Aid, Relief, and Economic Security ("CARES") Act to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. This program allows for a deferral of payments for 90 days, which we may extend for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. As of March 31, 2020, we have granted temporary modifications on approximately 146 loans, resulting in the deferral of approximately $3.7 million in interest payments. Under the applicable guidance, none of these loans were considered restructured as of March 31, 2020.

(5) Certain Transfers of Financial Assets
The table below presents a reconciliation of the changes in loans held for sale:

	Three Months Ended March 31,
(in thousands)	2020	2019
Outstanding balance(1):
Beginning balance	$2,568,362	$1,949,785
Loans purchased and originated	2,356,710	1,550,059
Payments and loans sold	(4,165,492)	(1,617,518)
Ending balance	759,580	1,882,326
Fair value adjustment:
Beginning balance	8,772	19,689
Increase/(decrease) to fair value	5,712	(378)
Ending balance	14,484	19,311
Loans held for sale at fair value	$774,064	$1,901,637

(1)
Includes $5.8 million of loans held for sale that are carried at lower of cost or market as of December 31, 2019, as well as $299,000 as of December 31, 2018. There were no loans held for sale carried at lower of cost or market as of March 31, 2020 or March 31, 2019.

No loans held for sale were on non-accrual as of March 31, 2020 or December 31, 2019. At March 31, 2020 and December 31, 2019, we had $9.0 million and $8.2 million, respectively, of loans held for sale that were 90 days or more past due. The $9.0 million in loans held for sale that were 90 days or more past due at March 31, 2020 included $5.8 million of loans guaranteed by U.S. government agencies that were purchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet. Interest on these past due loans accrues at the debenture rate guaranteed by the U.S. government. Also included in the $9.0 million were $2.9 million in loans that, pursuant to Ginnie Mae servicing guidelines, we have the unilateral right, but not the obligation, to repurchase if defined delinquent loan criteria are met, and therefore must record as held for sale on our balance sheet regardless of whether the repurchase option has been exercised. At December 31, 2019, $6.0 million of the $8.2 million in loans held for sale were loans guaranteed by U.S. government agencies that were purchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet and $1.9 million were loans that we have the unilateral right, but not the obligation, to repurchase if defined delinquent loan criteria are met.
From time to time we retain the right to service the loans sold through our MCA program, creating mortgage servicing rights ("MSRs") which are recorded as assets on our balance sheet. A summary of MSR activity is as follows:

	Three months ended March 31,
(in thousands)	2020	2019
MSRs:
Balance, beginning of year	$70,707	$42,474
Capitalized servicing rights	20,615	6,138
Amortization	(4,885)	(1,593)
Sales	—	—
Balance, end of period	$86,437	$47,019
Valuation allowance:
Balance, beginning of year	$5,803	$—
Increase in valuation allowance	10,015	2,931
Balance, end of period	$15,818	$2,931
MSRs, net	$70,619	$44,088
MSRs, fair value	$70,619	$44,691

At March 31, 2020 and December 31, 2019, our servicing portfolio of residential mortgage loans had outstanding principal balances of $8.3 billion and $6.7 billion, respectively.
In connection with the servicing of these loans, we hold deposits in the name of investors representing escrow funds for taxes and insurance, as well as collections in transit to the investors. These escrow funds are segregated and held in separate non-interest-bearing deposit accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $99.1 million at March 31, 2020 and $63.7 million at December 31, 2019.
The estimated fair value of the MSR assets is obtained from an independent third party and reviewed by management on a quarterly basis. MSRs typically do not trade in an active, open market with readily observable prices; as such, the fair value of

MSRs is determined using a discounted cash flow model to calculate the present value of the estimated future net servicing income. The assumptions utilized in the discounted cash flow model are based on market data for comparable assets, where available. Each quarter, management and the independent third party review the key assumptions used in the discounted cash flow model and make adjustments as necessary to estimate the fair value of the MSRs. At March 31, 2020, the estimated fair value of MSRs was adjusted as a result of the decline in mortgage interest rates experienced in the first three months of 2020, which resulted in a $10.0 million impairment charge, compared to a $2.9 million impairment charge for the first three months of 2019. The following summarizes the assumptions used by management to determine the fair value of MSRs:

	March 31, 2020	December 31, 2019
Average discount rates	9.08%	9.06%
Expected prepayment speeds	14.51%	13.11%
Weighted-average life, in years	5.4	5.8

A sensitivity analysis of changes in the fair value of our MSR portfolio resulting from certain key assumptions is presented in the following table:

(in thousands)	March 31, 2020	December 31, 2019
50 bp adverse change in prepayment speed	$(8,338)	$(10,768)
100 bp adverse change in prepayment speed	(10,091)	(17,965)

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
In conjunction with the sale and securitization of loans held for sale, we may be exposed to liability resulting from repurchase, indemnification and make-whole agreements. Our estimated exposure related to those agreements totaled $3.5 million and $3.6 million at March 31, 2020 and December 31, 2019, respectively, and is recorded in other liabilities in the consolidated balance sheets. We incurred $2.1 million in losses due to make-whole obligations during the three months ended March 31, 2020 compared to $162,000 during the three months ended March 31, 2019. The increase in make-whole obligation losses is primarily related to an increase in early payoffs resulting from the declining interest rate environment.
(6) Financial Instruments with Off-Balance Sheet Risk
The table below presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments. This allowance is recorded in other liabilities on the consolidated balance sheet.

	Three months ended March 31,
(in thousands)	2020	2019
Beginning balance of allowance for off-balance sheet credit losses	$8,640	$11,434
Impact of CECL adoption	563	—
Provision for off-balance sheet credit losses	971	(1,639)
Ending balance of allowance for off-balance sheet credit losses	$10,174	$9,795

(in thousands)	March 31, 2020	December 31, 2019
Commitments to extend credit - period end balance	$7,301,491	$8,066,655
Standby letters of credit - period end balance	$255,399	$261,405

(7) Regulatory Restrictions
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
Additionally, the Basel III Capital Rules require that we maintain a 2.5% capital conservation buffer with respect to each of CET1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.
In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we have elected to utilize the five-year CECL transition.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of March 31, 2020, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of March 31, 2020 and December 31, 2019. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material adverse effect on our financial condition and results of operations.
Because our Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, we are allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

The table below summarizes our actual and required capital ratios under the Basel III Capital Rules. The ratios presented below include the effects of our election to utilize the five-year CECL transition described above.

	Actual		For Capital Adequacy Purposes		Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2020
CET1
Company	$2,646,323	9.27%	$1,998,473	7.00%	N/A	N/A
Bank	2,673,198	9.37%	1,996,495	7.00%	1,853,888	6.50%
Total capital (to risk-weighted assets)
Company	3,415,854	11.96%	2,997,710	10.50%	N/A	N/A
Bank	3,283,989	11.51%	2,994,742	10.50%	2,852,135	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,901,225	10.16%	2,426,717	8.50%	N/A	N/A
Bank	2,828,100	9.92%	2,424,315	8.50%	2,281,708	8.00%
Tier 1 capital (to average assets)(1)
Company	2,901,225	8.48%	1,368,689	4.00%	N/A	N/A
Bank	2,828,100	8.27%	1,368,145	4.00%	1,710,181	5.00%
December 31, 2019
CET1
Company	$2,653,999	8.88%	$2,091,591	7.00%	N/A	N/A
Bank	2,676,513	8.96%	2,090,870	7.00%	1,941,522	6.50%
Total capital (to risk-weighted assets)
Company	3,398,345	11.37%	3,137,926	10.50%	N/A	N/A
Bank	3,262,144	10.92%	3,136,305	10.50%	2,986,957	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,912,529	9.75%	2,540,226	8.50%	N/A	N/A
Bank	2,835,043	9.49%	2,538,913	8.50%	2,389,565	8.00%
Tier 1 capital (to average assets)(1)
Company	2,912,529	8.42%	1,383,640	4.00%	N/A	N/A
Bank	2,835,043	8.20%	1,383,190	4.00%	1,728,988	5.00%

(1)
The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, the Federal Reserve Board and the FDIC may require the Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.

Our mortgage finance loan volumes can increase significantly at month-end, causing a meaningful difference between ending balance and average balance for any period. At March 31, 2020, our mortgage finance loans were $7.6 billion compared to the average for the quarter ended March 31, 2020 of $7.1 billion. As CET1, Tier 1 and total capital ratios are calculated using quarter-end risk-weighted assets and our mortgage finance loans are 100% risk-weighted (excluding MCA mortgage loans held for sale, which receive lower risk weights), the period-end fluctuation in these balances can significantly impact our reported ratios. Due to the actual risk profile and liquidity of this asset class, we manage capital allocated to mortgage finance loans based on changing trends in average balances and do not believe that the period-end balance is representative of risk characteristics that would justify higher allocations. However, we monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels.
Dividends that may be paid by banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of our Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules further limit the amount of dividends that may be paid by our Bank. No dividends were declared or paid on our common stock during the three months ended March 31, 2020, or 2019.

(8) Stock-based Compensation
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
The table below summarizes our stock-based compensation expense:

	Three months ended March 31,
(in thousands)	2020	2019
Stock-settled awards:
SARs	$—	$6
RSUs	3,219	2,407
Restricted stock	8	10
Cash-settled performance units	142	2,065
Total	$3,369	$4,488

(in thousands except period data)	March 31, 2020
Unrecognized compensation expense related to unvested stock-settled awards	$34,996
Weighted average period over which expense is expected to be recognized, in years	3.3

(9) Fair Value Disclosures
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

Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
March 31, 2020
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$4,688	$—
Tax-exempt asset-backed securities	—	—	191,474
CRT securities	—	—	8,015
Equity securities(1)(2)	17,368	7,239	—
Loans held for sale(3)	—	767,370	6,694
Loans held for investment(4)	—	—	121,037
Derivative assets(5)	—	125,913	—
Derivative liabilities(5)	—	126,459	—
Non-qualified deferred compensation plan liabilities(6)	17,668	—	—

December 31, 2019
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$5,266	$—
Tax-exempt asset-backed securities	—	—	197,027
CRT securities	—	—	11,964
Equity securities(1)(2)	18,484	7,130	—
Loans held for sale(3)	—	2,564,281	7,043
Loans held for investment(4)	—	—	109,585
Derivative assets(5)	—	48,684	—
Derivative liabilities(5)	—	51,310	—
Non-qualified deferred compensation plan liabilities(6)	18,484	—	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly, except for tax-exempt asset-backed securities and CRT securities which are measured quarterly.

(2)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.

(3)	Loans held for sale purchased through our MCA program are measured at fair value on a recurring basis, generally monthly.

(4)
Includes certain collateral-dependent loans held for investment for which a specific allocation of the allowance for credit losses is based upon the fair value of the loan’s underlying collateral. These loans held for investment are measured on a nonrecurring basis, generally annually or more often as warranted by market and economic conditions.

(5)	Derivative assets and liabilities are measured at fair value on a recurring basis, generally quarterly.

(6)
Non-qualified deferred compensation plan liabilities represent the fair value of the obligation to the employee, which generally corresponds to the fair value of the invested assets, and are measured at fair value on a recurring basis, generally monthly.

Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Realized/Unrealized Gains (Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three months ended March 31, 2020
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$197,027	$—	$(4,353)	$—	$(1,200)	$191,474
CRT securities	$11,964	$—	$—	$—	$(3,949)	$8,015
Loans held for sale(2)	$7,043	$213	$(684)	$28	$94	$6,694
Three months ended March 31, 2019
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$95,804	$92,010	$—	$—	$4,030	$191,844
CRT securities	$—	$15,044	$—	$(331)	$(4,076)	$10,637
Loans held for sale(2)	$16,415	$—	$(3,878)	$216	$293	$13,046

(1)	Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI and all relate to assets held at March 31, 2020. Realized gains/(losses) are recorded in other non-interest income.

(2)	Realized and unrealized gains/(losses) on loans held for sale are recorded in gain/(loss) on sale of loans held for sale.
Tax-exempt asset-backed securities
The fair value of tax-exempt asset-backed securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. At March 31, 2020, the discount rates utilized ranged from 3.04% to 3.05% and the weighted-average life ranged from 5.5 years to 8.0 years. On a combined amortized cost weighted-average basis a discount rate of 3.05% and weighted-average life of 6.8 years were utilized to determine the fair value of these securities at March 31, 2020. At December 31, 2019, the combined weighted-average discount rate and weighted-average life utilized were 2.99% and 7.0 years, respectively.
CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. At March 31, 2020, the discount rates utilized ranged from 7.35% to 13.74% and the weighted-average life ranged from 6.8 years to 11.4 years. On a combined amortized cost weighted-average basis a discount rate of 9.48% and a weighted-average life of 8.4 years were utilized to determine the fair value of these securities at March 31, 2020. At December 31, 2019, the combined weighted-average discount rate and combined weighted-average life utilized were 4.54% and 9.3 years, respectively.
Loans held for sale
The fair value of loans held for sale using Level 3 inputs include loans that cannot be sold through normal sale channels and thus require significant management judgment or estimation when determining the fair value. The fair value of such loans is generally based upon quoted prices of comparable loans with a liquidity discount applied. At March 31, 2020, the fair value of these loans was calculated using a weighted-average discounted price of 95.0%, compared to 94.1% at December 31, 2019.
Loans held for investment
Certain collateral-dependent loans held for investment are reported at fair value when, based upon an individual evaluation, the specific allocation of the allowance for credit losses that is deducted from the loan's amortized cost is based upon the fair value of the loan's underlying collateral. The $121.0 million fair value of loans held for investment at March 31, 2020 reported above includes loans held for investment with a carrying value of $177.8 million that were reduced by specific allowance allocations totaling $56.8 million based on collateral valuations utilizing Level 3 inputs. The $109.6 million fair value of loans held for investment at December 31, 2019 reported above includes loans with a carrying value of $145.4 million that were reduced by specific allowance allocations totaling $35.8 million based on collateral valuations utilizing Level 3 inputs.
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
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	March 31, 2020		December 31, 2019
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$9,660,575	$9,660,575	$4,425,583	$4,425,583
Investment securities	17,368	17,368	18,484	18,484
Level 2 inputs:
Investment securities	11,927	11,927	12,396	12,396
Loans held for sale	767,370	767,370	2,570,091	2,570,091
Derivative assets	125,913	125,913	48,684	48,684
Level 3 inputs:
Investment securities	199,489	199,489	208,991	208,991
Loans held for sale	6,694	6,694	7,043	7,043
Loans held for investment, net	24,205,424	24,170,104	24,451,215	24,478,586
Financial liabilities:
Level 2 inputs:
Federal funds purchased	289,165	289,165	132,270	132,270
Customer repurchase agreements	6,102	6,102	9,496	9,496
Other borrowings	4,900,000	4,900,000	2,400,000	2,400,000
Subordinated notes	282,219	281,793	282,129	292,302
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liabilities	126,459	126,459	51,310	51,310
Level 3 inputs:
Deposits	27,134,263	30,302,466	26,478,593	29,357,121

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
(10) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table:

	March 31, 2020			December 31, 2019
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$1,929,103	$—	$113,742	$1,548,234	$182	$46,518
Commercial loan/lease interest rate caps	665,317	64	—	639,163	32	—
Foreign currency forward contracts	2,971	417	—	2,219	169	—
Customer counterparties:
Commercial loan/lease interest rate swaps	1,929,103	113,742	—	1,548,234	46,518	182
Commercial loan/lease interest rate caps	665,317	—	64	639,163	—	32
Foreign currency forward contracts	2,971	—	417	2,219	—	169
Economic hedging interest rate derivatives:
Loan purchase commitments	636,277	11,690	5	214,012	1,965	4
Forward sale commitments	820,553	—	12,231	2,654,653	—	4,587
Gross derivatives		125,913	126,459		48,866	51,492
Offsetting derivative assets/liabilities		—	—		(182)	(182)
Net derivatives included in the consolidated balance sheets		$125,913	$126,459		$48,684	$51,310

The weighted-average received and paid interest rates for interest rate swaps outstanding were as follows:

	March 31, 2020 Weighted-Average Interest Rate		December 31, 2019 Weighted-Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	3.27%	2.19%	3.94%	3.26%

The weighted-average strike rate for outstanding interest rate caps was 3.31% at March 31, 2020 and 3.29% at December 31, 2019.
Our credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Our credit exposure associated with these instruments, net of any collateral pledged, was approximately $125.9 million at March 31, 2020 and approximately $48.7 million at December 31, 2019. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values, as well as for changes in the value of forward sale commitments. At March 31, 2020, we had $151.3 million in cash collateral pledged for these derivatives, of which $125.4 million was included in interest-bearing deposits in other banks and $25.9 million was included in accrued interest receivable and other assets. At December 31, 2019, we had $56.6 million in cash collateral pledged for these derivatives, of which $54.3 million was included in interest-bearing deposits and $2.3 million was included in accrued interest receivable and other assets.
We also enter into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are either a participant or a lead bank. The risk participation agreements entered into by us as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. We are party to 10 risk participation agreements where we are a participant bank with a notional amount of $136.5 million at March 31, 2020, compared to 12 risk participation agreements having a notional amount of $146.7 million at December 31, 2019. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $7.0 million at March 31, 2020 and $3.6 million at December 31, 2019. The fair value of these exposures was insignificant to the consolidated financial statements at both March 31, 2020 and December 31, 2019. Risk participation agreements entered into by us as the lead bank provide credit protection to us should the borrower fail to perform on its interest rate derivative contract with us. We are party to 8 risk participation agreements where we are the lead bank having a notional amount of $80.8 million at March 31, 2020, compared to 12 agreements having a notional amount of $145.9 million at December 31, 2019.
(11) New Accounting Standards
ASU 2019-12 "Income Taxes (Topic 740)" ("ASU 2019-12") simplifies the accounting for income taxes by removing certain exceptions and improves the consistent application of GAAP by clarifying and amending other existing guidance. ASU 2019-012 will be effective for us on January 1, 2021 and is not expected to have any material impact on our consolidated financial statements.
ASU 2020-01 "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)" ("ASU 2020-01") clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 will be effective for us on January 1, 2021 and is not expected to have any material impact on our consolidated financial statements.
ASU 2020-02 "Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842)" ("ASU 2020-02") incorporates SEC SAB 119 (updated from SAB 102) into the Accounting Standards Codification (the "Codification") by aligning SEC recommended policies and procedures with ASC 326. ASU 2020-02 was effective on January 1, 2020 and has no significant impact on our documentation requirements.
ASU 2020-03 "Codification Improvements to Financial Instruments" ("ASU 2020-03") revised a wide variety of topics in the Codification with the intent to make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications. ASU 2020-03 was effective immediately upon its release in March 2020 and did not have a material impact on our consolidated financial statements.
ASU 2020-04, "Reference Rate Reform (Topic 848)" ("ASU 2020-04") provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. We anticipate this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. We are evaluating the impacts of this ASU and have not yet determined whether LIBOR transition and this ASU will have material effects on our business operations and consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of March 31, 2020 and December 31, 2019 and results of operations for the three month period ended March 31, 2020 and March 31, 2019 should be read in conjunction with our consolidated financial statements and notes to the financial statements for the year ended December 31, 2019, and the other information included in the 2019 Form 10-K. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A of the 2019 Form 10-K, and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.
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
Forward-looking statements may include, among other things, statements about the credit quality of our loan portfolio, statements related to the proposed merger, including the expected timing of the consummation of the merger, the potential effects of the proposed merger on our business and operations upon or prior to the consummation thereof, the effects on us if the merger is not consummated and information regarding the combined business and operations of TCBI and IBTX following the merger, if consummated, general economic conditions in the United States and in our markets, including the continued impact on our customers from volatility in oil and gas prices, the material risks and uncertainties for the U.S. and world economies, and for our business, resulting from the COVID-19 pandemic, the financial impact of the Tax Cuts and Jobs Act of 2017 (the "Tax Act") on our results of operations, expectations regarding rates of default and loan losses, volatility in the mortgage industry, our business strategies and our expectations about future financial performance, future growth and earnings, the appropriateness of our allowance for credit losses and provision for credit losses, the impact of changing regulatory requirements and legislative changes on our business, increased competition, interest rate risk, new lines of business, new product or service offerings and new technologies.
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

•
The COVID-19 pandemic is adversely affecting us and our customers, employees and third-party service providers; the adverse impacts of the pandemic on our business, financial position, operations and prospects have been material. It is not possible to accurately predicts the extent, severity or duration of the pandemic or when normal economic and operation conditions will return.

•
The possibility that the previously announced merger does not close when expected or at all because required regulatory, stockholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all.

•
The possibility that the various federal and state regulatory agencies from which approval for the merger must be obtained impose conditions that could adversely affect us, the surviving entity, or the expected benefits of the transaction, or cause the merger to be delayed or abandoned.

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

•
The outcome of pending or threatened litigation that may be instituted against TCBI or IBTX, or of matters before regulatory agencies, whether currently existing or commencing in the future, including litigation related to the proposed merger.

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

•
The failure to correctly assess and model the assumptions supporting our allowance for credit losses, causing it to become inadequate in the event of deteriorations in loan quality and increases in charge-offs, or increases or decreases to our allowance for credit losses as a result of the implementation of CECL.

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

Additional Information about the Merger and Where to Find It
In connection with the proposed merger between IBTX and TCBI, IBTX filed a registration statement on Form S-4 with the SEC to register the shares of IBTX’s capital stock to be issued in connection with the merger. The registration statement includes a joint proxy statement/prospectus. The registration statement has not yet become effective. After the Form S-4 is effective, a definitive joint proxy statement/prospectus will be sent to the shareholders of IBTX and TCBI seeking their approval of the proposed transaction.
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
Participants in the Solicitation
IBTX, TCBI and certain of their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from the shareholders of IBTX and TCBI in connection with the proposed transaction under the rules of the SEC. Certain information regarding the interests of these participants and a description of their direct and indirect interests, by security holdings or otherwise, will be included in the joint proxy statement/prospectus regarding the proposed transaction when it becomes available. Additional information about IBTX, and its directors and executive officers, may be found in IBTX’s annual report on Form 10-K filed with the SEC on March 2, 2020, as amended by IBTX’s Form 10-K/A filed with the SEC on March 6, 2020, and other documents filed by IBTX with the SEC. Additional information about TCBI, and its directors and executive officers, may be found in TCBI’s annual report on Form 10-K filed with the SEC on February 12, 2020, as amended by TCBI’s Form 10-K/A filed with the SEC on March 2, 2020, and other documents filed by TCBI with the SEC. These documents can be obtained free of charge from the sources described above.

Impact of COVID-19
In March 2020, the outbreak of the novel Coronavirus Disease 2019 ("COVID-19") was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.
We have taken deliberate actions to ensure that we have the balance sheet strength to serve our clients and communities, including increases in liquidity and reserves supported by a strong capital position. Our business and consumer customers are experiencing varying degrees of financial distress, which is expected to increase in coming months. In order to protect the health of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including restricting employee travel, directing employees to work from home insofar as is possible and implementing our business continuity plans and protocols to the extent necessary.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program ("PPP"), a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. We have partnered with NOVATRAQ, a web-based commercial and SBA lending software platform that manages the origination, processing, closing and monitoring of SBA loans and have set up the Texas Capital Bank SBA PPP Loan Portal to provide our customers the ability to apply and qualify for PPP loans. On April 16, 2020, the SBA announced that that all available funds had been exhausted and applications were no longer being accepted. As of this date, TCB had obtained approvals for approximately 1,267 clients totaling approximately $689.0 million in approved loans.
In response to the COVID-19 pandemic, we have also implemented a short-term loan modification program to provide temporary payment relief to certain of our borrowers who meet the program's qualifications. This program allows for a deferral of payments for 90 days, which we may extend for an additional 90 days, for a maximum of 180 days on a cumulative basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. As of March 31, 2020, we have granted temporary modifications on approximately 146 loans, resulting in the deferral of approximately $3.7 million in interest payments. Through April 21, 2020, we have granted an approximate 200 additional temporary modifications resulting in the deferral of approximately $1.4 million in additional interest payments.
Significant uncertainties as to future economic conditions exist, and we have taken deliberate actions in response, including record levels of on-balance sheet liquidity and increased capital ratio levels. Additionally, the economic pressures, coupled with the implementation of an expected loss methodology for determining our provision for credit losses as required by CECL have contributed to an increased provision for credit losses for the first quarter of 2020. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act; however, the extent to which the COVID-19 pandemic will impact our operations and financial results during the remainder of 2020 is highly uncertain.
Energy Portfolio
Outstanding energy loans totaled $1.3 billion, or 5% of total loans, at March 31, 2020, compared to $1.4 billion at December 31, 2019 and $1.7 billion at March 31, 2019. Our energy loan portfolio is primarily comprised of loans to exploration and production (“E&P”) companies that are generally collateralized with proven reserves based on appropriate valuation standards that take into account the risk of oil and gas price volatility. At March 31, 2020, loans to E&P companies represented 81% of total energy loans outstanding. The majority of this portfolio is first lien, senior secured, reserve-based lending, which we believe is the lowest-risk form of energy lending. At March 31, 2020 approximately 40% of our exposure was located in lower cost production areas such as the Permian Basin and Eagle Ford.
We recorded $37.3 million in energy net charge-offs during the three months ended March 31, 2020 which primarily related to two large energy loans that were previously identified as problem loans that experienced further deterioration during the first quarter of 2020 exacerbated by the sharp decline in commodity prices. Energy non-accruals totaled $151.9 million at March 31, 2020, compared to $125.0 million at December 31, 2019 and $76.7 million at March 31, 2019.
We continue to proactively manage our energy portfolio and overall credit quality. Reserves allocated to energy loans totaled $113.9 million, or 9% of outstanding energy loans, at March 31, 2020, compared to $61.8 million at December 31, 2019 and

$47.3 million at March 31, 2019. At March 31, 2020 approximately 70% of our E&P clients are hedged 50% or more for 2020 and approximately 40% of E&P clients are hedged 50% or more for 2021. We believe that this hedge coverage compares favorably to the energy downturn experienced in 2015 and 2016.
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
On December 9, 2019, we and IBTX announced that both companies' boards of directors unanimously approved the merger agreement to combine the companies in an all-stock merger of equals. Upon closing of the merger, each share of TCBI common stock will be exchanged for 1.0311 shares of IBTX common stock. The corporate headquarters of the surviving entity and the surviving bank will be located in McKinney, Texas. The name of the surviving entity will be Independent Bank Group, Inc., and the name of the surviving bank will be Texas Capital Bank. The surviving bank will be operated under the name Independent Financial in Colorado and under the name Texas Capital Bank in Texas. The board of directors of the surviving entity and the surviving bank will be comprised of 13 directors, of which seven will be former members of the Board of Directors of TCBI and six will be former members of the board of directors of IBTX. The merger is expected to close in mid-2020, subject to satisfaction of customary closing conditions, including receipt of customary regulatory approvals and approval by the stockholders of each company. Refer to Merger with Independent Bank Group, Inc. in Item 1 of our 2019 Form 10-K for additional disclosures.
Results of Operations
Summary of Performance
We reported a net loss of $16.7 million and net loss available to common stockholders of $19.1 million for the first quarter of 2020 compared to net income of $82.8 million and net income available to common stockholders of $80.4 million for the first quarter of 2019. On a fully diluted basis, earnings/(loss) per common share were $(0.38) for the first quarter of 2020, compared to $1.60 for the first quarter of 2019. Return on average common equity (“ROE”) was (2.85)% and return on average assets ("ROA") was (0.20)% for the first quarter of 2020, compared to 13.58% and 1.26%, respectively, for the first quarter of 2019. The adoption of CECL on January 1, 2020, coupled with increases in charge-offs and criticized loans, as well as reserve build related to the global COVID-19 pandemic, drove a significant increase in the provision for credit losses to $96.0 million for the first quarter of 2020. The increased provision, as well as $10.0 million in MSR impairment and $7.3 million in merger-related expenses recorded in the first quarter of 2020, resulted in significant declines to both ROE and ROA when compared to the first quarter of 2019.
Details of the changes in the various components of net income are discussed below.

QUARTERLY FINANCIAL SUMMARIES – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates

	Three months ended March 31, 2020			Three months ended March 31, 2019
(in thousands except percentages)	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Investment securities – taxable	$42,799	$274	2.57%	$30,625	$274	3.62%
Investment securities – non-taxable(2)	195,578	2,417	4.97%	114,341	1,501	5.33%
Federal funds sold and securities purchased under resale agreements	199,727	614	1.24%	63,652	379	2.41%
Interest-bearing deposits in other banks	6,225,948	19,586	1.27%	1,823,106	11,019	2.45%
Loans held for sale	3,136,381	27,480	3.52%	2,122,302	25,303	4.84%
Loans held for investment, mortgage finance	7,054,682	55,324	3.15%	4,931,879	46,368	3.81%
Loans held for investment(1)(2)	16,598,775	201,781	4.89%	16,866,456	242,155	5.82%
Less reserve for credit losses on loans	201,837	—	—	192,122	—	—
Loans held for investment, net	23,451,620	257,105	4.41%	21,606,213	288,523	5.42%
Total earning assets	33,252,053	307,476	3.72%	25,760,239	326,999	5.15%
Cash and other assets	976,520			894,797
Total assets	$34,228,573			$26,655,036
Liabilities and Stockholders’ Equity
Transaction deposits	$3,773,067	$13,582	1.45%	$3,263,976	$16,001	1.99%
Savings deposits	11,069,429	35,961	1.31%	8,751,200	41,673	1.93%
Time deposits	2,842,535	12,631	1.79%	2,010,476	11,380	2.30%
Total interest-bearing deposits	17,685,031	62,174	1.41%	14,025,652	69,054	2.00%
Other borrowings	3,020,255	10,251	1.37%	2,412,254	15,370	2.58%
Subordinated notes	282,165	4,191	5.97%	281,799	4,191	6.03%
Trust preferred subordinated debentures	113,406	1,073	3.80%	113,406	1,332	4.76%
Total interest-bearing liabilities	21,100,857	77,689	1.48%	16,833,111	89,947	2.17%
Demand deposits	10,003,495			7,047,120
Other liabilities	270,868			223,142
Stockholders’ equity	2,853,353			2,551,663
Total liabilities and stockholders’ equity	$34,228,573			$26,655,036
Net interest income(2)		$229,787			$237,052
Net interest margin			2.78%			3.73%
Net interest spread			2.24%			2.98%
Loan spread(3)			3.35%			3.90%

(1)	The loan averages include non-accrual loans and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

Volume/Rate Analysis
The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to differences in the average interest rate on those assets and liabilities.

	Three months ended March 31, 2020/2019
	Net Change	Change due to(1)
(in thousands)		Volume	Yield/Rate(2)
Interest income:
Investment securities	$916	$1,145	$(229)
Loans held for sale	2,177	12,102	(9,925)
Loans held for investment, mortgage finance loans	8,956	19,943	(10,987)
Loans held for investment	(40,374)	(3,841)	(36,533)
Federal funds sold and securities purchased under resale agreements	235	809	(574)
Interest-bearing deposits in other banks	8,567	26,598	(18,031)
Total	(19,523)	56,756	(76,279)
Interest expense:
Transaction deposits	(2,419)	2,498	(4,917)
Savings deposits	(5,712)	11,032	(16,744)
Time deposits	1,251	4,719	(3,468)
Other borrowings	(5,119)	3,868	(8,987)
Long-term debt	(259)	5	(264)
Total	(12,258)	22,122	(34,380)
Net interest income	$(7,265)	$34,634	$(41,899)

(1)	Yield/rate and volume variances are allocated to yield/rate.

(2)	Taxable equivalent rates used where applicable assuming a 21% tax rate.
Net Interest Income
Net interest income was $228.3 million for the three months ended March 31, 2020 compared to $235.6 million for the same period in 2019. The decrease was primarily due to decreases in yields on earning assets and a shift in earning asset composition, offset by a decrease in funding costs. Average earning assets increased for the three months ended March 31, 2020 compared to the same period in 2019 and included a $1.0 billion increase in average loans held for sale, a $1.8 billion increase in average total loans held for investment, primarily from increases in average mortgage finance loans related to lower long-term interest rates, and a $4.5 billion increase in average liquidity assets. The increase in liquidity assets was the result of deliberate actions taken by management to ensure that we have the balance sheet strength to serve our clients during the COVID-19 pandemic. Average interest-bearing liabilities increased for the three months ended March 31, 2020 compared to the same period in 2019 and included a $3.7 billion increase in average interest-bearing deposits and a $608.0 million increase in average other borrowings. Net interest margin for the three months ended March 31, 2020 was 2.78% compared to 3.73% for the same period in 2019. The decrease was primarily due to the effect of decreases in interest rates during the first quarter of 2020 on loan yields offset by lower funding costs compared to the first quarter of 2019.
The yield on total loans held for investment decreased to 4.41% for the three months ended March 31, 2020 compared to 5.42% for the same period in 2019, and the yield on earning assets decreased to 3.72% for the three months ended March 31, 2020 compared to 5.15% for the same period in 2019. The average cost of total deposits and borrowed funds decreased to 0.95% for the first quarter of 2020 from 1.46% for the first quarter of 2019. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 2.77% for the first quarter of 2020 compared to 3.69% for the first quarter of 2019. The decrease was primarily a result of declining loan yields offset by a decrease in the cost of interest-bearing liabilities. Total funding costs, including all deposits, long-term debt and stockholders' equity decreased to 0.92% for the first quarter of 2020 compared to 1.38% for 2019.

Non-interest Income

	Three months ended March 31,
(in thousands)	2020	2019
Service charges on deposit accounts	$3,293	$2,979
Wealth management and trust fee income	2,467	2,009
Brokered loan fees	8,015	5,066
Servicing income	4,746	2,734
Swap fees	2,757	1,031
Net gain/(loss) on sale of loans held for sale	(13,000)	(505)
Other(1)	3,502	16,700
Total non-interest income	$11,780	$30,014

(1)
Other non-interest income includes such items as letter of credit fees, bank owned life insurance ("BOLI") income, dividends on FHLB and FRB stock, income from legal settlements and other general operating income.

Non-interest income decreased by $18.2 million during the three months ended March 31, 2020 to $11.8 million, compared to $30.0 million for the same period in 2019. This decrease was primarily due to a $12.5 million decrease in net gain/(loss) on sale of loans held for sale and a decrease of $13.2 million in other non-interest income, partially offset by increases in brokered loan fees, servicing income and swap fees. Brokered loan fees increased $2.9 million due to an increase in total mortgage finance volumes during the three months ended March 31, 2020 compared to the same period in 2019, and servicing income increased $2.0 million due to an overall increase in average MSR balances held. Swap fees increased $1.7 million during the three months ended March 31, 2020 compared to the same period in 2019. These fees are based upon customer swap transactions, are received from the institution that is our counterparty on the transaction and fluctuate from time to time based on the number and volume of transactions closed during the year. The $13.2 million decrease in other non-interest income resulted primarily from $6.5 million in settlements of legal claims during the first quarter of 2019.
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
Non-interest Expense

	Three months ended March 31,
(in thousands)	2020	2019
Salaries and employee benefits	$76,667	$77,823
Net occupancy expense	8,712	7,879
Marketing	8,460	11,708
Legal and professional	17,466	10,030
Communications and technology	13,608	9,198
FDIC insurance assessment	5,849	5,122
Servicing-related expenses	16,354	5,382
Allowance and other carrying costs for OREO	—	—
Merger-related expenses	7,270	—
Other(1)	11,031	13,236
Total non-interest expense	$165,417	$140,378

(1)	Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, insurance expenses and other general operating expenses.
Non-interest expense for the three months ended March 31, 2020 increased $25.0 million compared to the same period in 2019. The increase is primarily due to increases in legal and professional expense and communications and technology expense, both of which were due to general business growth and the build-out of Bask Bank, as well as increases in servicing-related expenses and merger-related expenses, partially offset by a decrease in marketing expense. The increase in servicing-related expenses is due to higher amortization expense resulting from higher mortgage prepayment rates, as well as an increase in impairment expense. The increase in merger-related expenses is expected as we continue to progress with the pending merger with IBTX.

Analysis of Financial Condition
Loans Held for Investment
The following table summarizes our loans held for investment on a gross basis by portfolio segment:

	March 31, 2020	December 31, 2019
(in thousands)
Commercial	$9,402,250	$9,133,444
Energy	1,331,489	1,425,309
Mortgage finance	7,588,803	8,169,849
Real estate	6,196,653	6,008,040
Gross loans held for investment	$24,519,195	$24,736,642
Deferred income (net of direct origination costs)	(72,813)	$(90,380)
Allowance for credit losses on loans	(240,958)	$(195,047)
Total loans held for investment, net	$24,205,424	$24,451,215
Mortgage finance loans relate to our mortgage warehouse lending operations in which we purchase mortgage loan ownership interests that are typically sold within 10 to 20 days and represent 31% of total loans held for investment at March 31, 2020 compared to 33% at December 31, 2019. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates and tend to peak at the end of each month. The decline in this portfolio during the first quarter of 2020 resulted from an increase in participations sold during the first quarter of 2020 as well as a slight decline in volumes from December 31, 2019. Traditional loans held for investment also declined during the first quarter of 2020. These declines reflect slower loan growth during the first quarter, as well as continued planned reductions in portfolios that have experienced higher historic losses, primarily leveraged lending and energy.
We originate a substantial majority of all loans held for investment. We also participate in syndicated loan relationships, both as a participant and as an agent. As of March 31, 2020, we had $1.9 billion in syndicated loans, $409.9 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of March 31, 2020, $14.5 million of our syndicated loans were on non-accrual.
Portfolio Geographic and Industry Concentrations
Although more than 50% of our total loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas, our Texas concentration remains significant. As of March 31, 2020, a majority of our loans held for investment, excluding mortgage finance loans and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this state. We also make loans to customers that are secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses.

Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-performing assets by type and by type of property securing the credit:

(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Non-accrual loans(1)
Commercial
Assets of the borrowers	37,040	54,538	20,395
Inventory	17,561	29,789	19,099
Other	7,352	4,308	5,007
Total commercial	61,953	88,635	44,501
Energy
Oil and gas properties	151,858	125,049	76,738
Total energy	151,858	125,049	76,738
Real estate
Commercial property	1,099	1,751	962
Single family residences	1,421	1,449	2,777
Other	2,834	8,500	8,712
Total real estate	5,354	11,700	12,451
Total non-performing assets	$219,165	$225,384	$133,690
Restructured loans - accruing	$—	$—	$—
Loans held for investment past due 90 days and accruing(2)	$21,274	$17,584	$12,245
Loans held for sale past due 90 days and accruing(3)	$9,014	$8,207	$13,693

(1)	As of March 31, 2020, December 31, 2019 and March 31, 2019, non-accrual loans included $22.3 million, $35.1 million and $38.4 million, respectively, in loans that met the criteria for restructured.

(2)	At March 31, 2020, December 31, 2019 and March 31, 2019, loans past due 90 days and still accruing includes premium finance loans of $8.6 million, $8.5 million and $12.0 million, respectively.

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

Total non-performing assets at March 31, 2020 decreased $6.2 million from December 31, 2019 and increased $85.5 million compared to March 31, 2019. The year-over-year increase is primarily related to our energy and leveraged lending portfolios, with non-accrual energy loans and non-accrual leveraged lending loans totaling $151.9 million (69% of total NPAs) and $50.0 million (23% of total NPAs), respectively, at March 31, 2020. While it is too early to determine the effect that the COVID-19 pandemic will ultimately have on our non-performing assets, based on the current trajectory, significant increases may occur in subsequent quarters.
Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At March 31, 2020, we had $98.2 million in loans of this type, compared to $46.6 million at December 31, 2019 and $74.0 million at March 31, 2019.
Summary of Credit Loss Experience
The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. During the first quarter of 2020, we adopted ASU 2016-13. Upon adoption, the allowance for credit losses was increased by $9.1 million, with no impact on the consolidated statement of income. We recorded a $96.0 million provision for credit losses for the first quarter of 2020 utilizing the CECL methodology, a significant increase from prior quarters. The increase resulted primarily from increases in criticized loans and charge-offs, as well as the impact of reserve build related to the COVID-19 pandemic. The reserve build was primarily related to the downgrade, mostly to lower pass-rated grades, of $1.8 billion of loans in categories that are expected to be more significantly impacted by COVID-19. We recorded $57.7 million in net charge-offs during the first quarter of 2020, including $37.3 million in energy net charge-offs and $15.6 million in leveraged lending net charge-offs, compared to $12.8 million during the fourth quarter of 2019 and $4.6 million during the first quarter of 2019. Criticized loans totaled $675.9 million at March 31, 2020, compared to $584.1 million at December 31, 2019 and $602.8 million at March 31, 2019.

The table below presents a summary of our loan loss experience:

Three months ended March 31, 2020	Year ended December 31, 2019	Three months ended March 31, 2019
(in thousands except percentage and multiple data)
Allowance for credit losses on loans:
Beginning balance	$195,047	$191,522	$191,522
Impact of CECL adoption	8,585	—	—
Loans charged-off:
Commercial	20,653	44,837	4,865
Energy	37,730	32,625	—
Real estate	—	177	—
Total charge-offs	58,383	77,639	4,865
Recoveries:
Commercial	257	3,054	277
Energy	423	316	—
Real estate	—	—	—
Total recoveries	680	3,370	277
Net charge-offs	57,703	74,269	4,588
Provision for credit losses on loans	95,029	77,794	21,639
Ending balance	$240,958	$195,047	$208,573
Allowance for off-balance sheet credit losses:
Beginning balance	$8,640	$11,434	$11,434
Impact of CECL adoption	563	—	—
Provision for off-balance sheet credit losses	971	(2,794)	(1,639)
Ending balance	$10,174	$8,640	$9,795
Total allowance for credit losses	$251,132	$203,687	$218,368
Total provision for credit losses	$96,000	$75,000	$20,000
Allowance for credit losses on loans to LHI	0.99%	0.79%	0.89%
Net charge-offs to average LHI	0.98%	0.31%	0.09%
Total provision for credit losses to average LHI	1.63%	0.32%	0.37%
Recoveries to total charge-offs	1.17%	4.34%	5.68%
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.13%	0.10%	0.12%
Combined allowance for credit losses to LHI	1.03%	0.83%	0.93%
Allowance as a multiple of non-performing loans	1.1	x	0.9	x	1.6	x
The allowance for credit losses, including the allowance for losses on unfunded commitments reported on the consolidated balance sheets in other liabilities, totaled $251.1 million at March 31, 2020, $203.7 million at December 31, 2019 and $218.4 million at March 31, 2019. The combined allowance as a percentage of loans held for investment increased to 1.03% at March 31, 2020 from 0.93% at March 31, 2019 and 0.83% at December 31, 2019. The combined allowance as a percentage of loans held for investment, excluding mortgage finance, increased to 1.49% at March 31, 2020 from 1.28% at March 31, 2019 and 1.24% at December 31, 2019. The increase in the combined allowance as a percentage of loans held for investment at March 31, 2020 compared to March 31, 2019 is due primarily to an increase in the allowance for credit losses, caused by the implementation of an expected loss methodology as required by CECL, and an increase in criticized loans.
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

Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objectives in managing our liquidity are to maintain our ability to meet loan commitments, repurchase investment securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Asset and Liability Management Committee (“ALCO”), which take into account the demonstrated marketability of our assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2019 and the three months ended March 31, 2020, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from federal funds purchased and FHLB borrowings, which are generally used to fund mortgage finance assets. We also rely on the availability of the mortgage secondary market provided by Ginnie Mae and the GSEs to support the liquidity of our mortgage finance assets.
In accordance with our liquidity strategy, deposit growth and increases in borrowing capacity related to our mortgage finance loans have resulted in accumulating liquidity assets in recent periods. In the first quarter of 2020 we significantly increased our liquidity assets to ensure that we have the balance sheet strength to serve our clients through the COVID-19 pandemic. The following table summarizes the composition of liquidity assets:

(in thousands except percentage data)	March 31, 2020	December 31, 2019	March 31, 2019
Federal funds sold and securities purchased under resale agreements	$30,000	$30,000	$25,000
Interest-bearing deposits	9,468,189	4,233,766	2,129,155
Total liquidity assets	$9,498,189	$4,263,766	$2,154,155
Total liquidity assets as a percent of:
Total loans held for investment	38.9%	17.3%	9.2%
Total earning assets	27.3%	13.5%	7.9%
Total deposits	35.0%	16.1%	10.4%
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

(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Deposits from core customers	$22,368,584	$22,549,568	$16,962,888
Deposits from core customers as a percent of total deposits	82.4%	85.2%	82.1%
Relationship brokered deposits	$2,101,329	$1,617,247	$2,124,497
Relationship brokered deposits as a percent of average total deposits	7.7%	6.1%	10.3%
Traditional brokered deposits	$2,664,350	$2,311,778	$1,562,742
Traditional brokered deposits as a percent of total deposits	9.8%	8.7%	7.6%
Average deposits from core customers(1)	$23,642,481	$20,747,292	$17,446,848
Average deposits from core customers as a percent of average total deposits	85.4%	84.1%	82.8%
Average relationship brokered deposits(1)	$1,745,144	$2,096,287	$2,063,222
Average relationship brokered deposits as a percent of average total deposits	6.3%	8.5%	9.8%
Average traditional brokered deposits(1)	$2,300,901	$1,813,037	$1,562,702
Average traditional brokered deposits as a percent of average total deposits	8.3%	7.4%	7.4%
(1)    Annual averages presented for December 31, 2019.

We have access to sources of traditional brokered deposits that we estimate to be $7.5 billion. Based on our internal guidelines, we have chosen to limit our use of these sources to a lesser amount. We have increased our use of traditional brokered deposits in 2019 and 2020 in response to favorable rates available in that market relative to other available funding sources.
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

(in thousands)	March 31, 2020
Federal funds purchased	$289,165
Repurchase agreements	6,102
FHLB borrowings	4,900,000
Line of credit	—
Total short-term borrowings	$5,195,267
Maximum short-term borrowings outstanding at any month-end during 2020	5,195,267
The following table summarizes our other borrowing capacities net of balances outstanding. As of March 31, 2020, all are scheduled to mature within one year.

(in thousands)	March 31, 2020
FHLB borrowing capacity relating to loans	$4,553,328
FHLB borrowing capacity relating to securities	108
Total FHLB borrowing capacity(1)	$4,553,436
Unused federal funds lines available from commercial banks	$1,355,000
Unused Federal Reserve borrowings capacity	$3,374,084
Unused revolving line of credit(2)	$130,000

(1)	FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and also certain pledged securities.

(2)
Unsecured revolving, non-amortizing line of credit with maturity date of December 15, 2020. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the three months ended March 31, 2020.

Our equity capital averaged $2.9 billion for the three months ended March 31, 2020 as compared to $2.6 billion for the same period in 2019. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
For additional information regarding our capital and stockholders' equity, see Note 7 - Regulatory Restrictions in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Commitments and Contractual Obligations
The following table presents, as of March 31, 2020, significant fixed and determinable contractual obligations to third parties by payment date. Amounts in the table do not include accrued or accruing interest.

(in thousands)	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Deposits without a stated maturity	$23,975,590	$—	$—	$—	$23,975,590
Time deposits	3,103,222	50,566	4,879	6	3,158,673
Federal funds purchased and customer repurchase agreements	295,267	—	—	—	295,267
FHLB borrowings	4,900,000	—	—	—	4,900,000
Subordinated notes	—	—	—	282,219	282,219
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total contractual obligations	$32,274,079	$50,566	$4,879	$395,631	$32,725,155

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
We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 - Operations and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this report and in our 2019 Form 10-K. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policy noted below could be deemed to meet the SEC’s definition of a critical accounting policy.
Allowance for Credit Losses
Management considers the policies related to the allowance for credit losses as the most critical to the financial statement presentation. The total allowance for credit losses includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 326, Credit Losses. The allowance for credit losses is established through a provision for credit losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the loan losses expected to be recognized over the life of the loans in our portfolio. The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. For purposes of determining the allowance for credit losses, the loan portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, credit quality or term, as well as for changes in environmental conditions, such as changes in unemployment rates, GDP, property values or other relevant factors. A reserve is recorded upon origination or purchase of a loan. See “Summary of Credit Loss Experience” above and Note 4 – Loans Held for Investment and Allowance for Credit Losses on Loans in the accompanying notes to the consolidated financial statements included elsewhere in this report for further discussion of the risk factors considered by management in establishing the allowance for credit losses.

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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of March 31, 2020, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
March 31, 2020

(in thousands)	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Interest-bearing deposits in other banks, federal funds sold and securities purchased under resale agreements	$9,498,189	$—	$—	$—	$9,498,189
Investment securities(1)	26,240	1,996	741	199,807	228,784
Total variable loans	$22,088,960	$147,171	$31,047	$320,472	$22,587,650
Total fixed loans	222,103	1,369,185	222,653	891,668	2,705,609
Total loans(2)	22,311,063	1,516,356	253,700	1,212,140	25,293,259
Total interest sensitive assets	$31,835,492	$1,518,352	$254,441	$1,411,947	$35,020,232
Liabilities:
Interest-bearing customer deposits	$14,555,287	$—	$—	$—	$14,555,287
CDs & IRAs	164,539	274,333	50,566	4,885	494,323
Traditional brokered deposits	1,049,585	1,614,765	—	—	2,664,350
Total interest-bearing deposits	15,769,411	1,889,098	50,566	4,885	17,713,960
Repurchase agreements, federal funds purchased, FHLB borrowings	3,195,267	2,000,000	—	—	5,195,267
Subordinated notes	—	—	—	282,219	282,219
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	3,195,267	2,000,000	—	395,625	5,590,892
Total interest sensitive liabilities	$18,964,678	$3,889,098	$50,566	$400,510	$23,304,852
GAP	$12,870,814	$(2,370,746)	$203,875	$1,011,437	$—
Cumulative GAP	$12,870,814	$10,500,068	$10,703,943	$11,715,380	$11,715,380

Demand deposits					9,420,303
Stockholders’ equity					2,803,533
Total					$12,223,836

(1)	Investment securities based on fair market value.

(2)	Total loans includes loans held for investments, stated at gross, and loans held for sale.
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
For modeling purposes, the “shock test” scenarios as of March 31, 2019 assume immediate, sustained 100 and 200 basis point increases in interest rates and a 100 basis point decrease in interest rates. As short-term rates have declined during the first quarter of 2020, we do not believe that analysis of an assumed decrease in interest rates would provide meaningful results. As such, the scenarios as of March 31, 2020 assume immediate, sustained 100 and 200 basis point increases only. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%, at which point we will resume evaluations of shock scenarios in which interest rates decrease.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	March 31, 2020		March 31, 2019
(in thousands)	100 bps Increase	200 bps Increase	100 bps Increase	200 bps Increase	100 bps Decrease
Change in net interest income	$77,720	$161,553	$102,923	$206,515	$(116,839)
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
Our business relies upon a large volume of loans, derivative contracts and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value. In 2017, the U.K. Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known; however, the primary instruments that may be impacted include loans, securities, borrowings and derivatives indexed to LIBOR that mature after December 31, 2021. We have established a working group, consisting of key stakeholders from throughout the Bank, to monitor developments relating to LIBOR uncertainty and changes and to guide the Bank's response. This team is currently working to gain an understanding of the specific products, information technology systems, borrowing arrangements and legal agreements that will be impacted by the change.

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
We have described in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) the primary risks related to our business and securities and periodically update those risks. Provided below is an update to our risk factors as previously disclosed in the 2019 Form 10-K.
The novel Coronavirus Disease 2019 ("COVID-19") pandemic is adversely affecting us and our customers, employees and third-party service providers, and the adverse impacts on our business, financial position, operations and prospects could be significant.
The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. These changes have a significant adverse effect on the markets in which we conduct our business and the demand for our products and services.
Business and consumer customers of the Bank are experiencing varying degrees of financial distress, which is expected to increase over coming months and will likely adversely affect their ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations. This in turn has influenced the recognition of credit losses in our loan portfolios and has increased our allowance for credit losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Disruptions to our customers' businesses could also result in declines in, among other things, wealth management revenue. These developments as a consequence of the pandemic are materially impacting our business and the businesses of our customers and are expected to have a material adverse effect on our financial results for 2020, as evidenced by our first quarter results.
In order to protect the health of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including restricting employee travel, directing employees to work from home insofar as is possible, cancelling in-person meetings and implementing our business continuity plans and protocols to the extent necessary. We may take further such actions that we determine are in the best interest of our employees, customers and communities or as may be required by government order. These actions in response to the COVID-19 pandemic, and similar actions by our vendors and business partners, have not materially impaired our ability to support our employees, conduct our business and serve our customers, but there is no assurance that these actions will be sufficient to successfully mitigate the risks presented by

COVID-19 or that our ability to operate will not be materially affected going forward. For instance, our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic. Similarly, if any of our vendors or business partners become unable to continue to provide their products and services, which we rely upon to maintain our day-to-day operations, our ability to serve our customers could be impacted.
COVID-19 does not yet appear to be contained and could affect significantly more households and businesses. Given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic affects our business, operations and financial condition, as well as our regulatory capital and liquidity ratios and credit ratings, is highly uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic and actions taken by governmental authorities and other parties in response to the pandemic. If the pandemic is prolonged, the adverse impact on the markets in which we operate and on our business, operations and financial condition could deepen.
Material risks relating to our business that are enhanced due to the COVID-19 pandemic are addressed at Item 1A Risk Factors in the 2019 Form 10-K under the headings:

•	We must effectively manage our credit risk.

•	A significant portion of our assets consists of commercial loans.

•	A significant portion of our loans are secured by commercial and residential real estate.

•	Our future profitability depends, to a significant extent, upon our middle market business customers.

•	We must maintain an appropriate allowance for credit losses.

•	Changes in accounting standards, including the implementation of Current Expected Credit Loss methodology for 2020, could materially affect how we report our financial results.

•	Our business is concentrated in Texas; our energy industry exposure could adversely affect our performance.

•	Our business faces unpredictable economic and business conditions.

•	Our growth plans are dependent on the availability of capital and funding.

•	We must effectively manage our liquidity risk.

•	We, our vendors and customers must effectively manage our information systems risk.

•	Our operations rely extensively on a broad range of external vendors.

•	We must effectively manage our interest rate risk.

•	Our risk management strategies and processes may not be effective; our controls and procedures may fail or be circumvented.

•	We must effectively manage counterparty risk.

•	We must maintain adequate regulatory capital to support our business objectives.

•	We are dependent on funds obtained from borrowing or capital transactions or from our Bank to fund our operations.

ITEM 6.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TEXAS CAPITAL BANCSHARES, INC.
Date: April 24, 2020

/s/ Julie Anderson
Julie Anderson
Chief Financial Officer
(Duly authorized officer and principal financial officer)