Form 10-Q
period 2020-06-30
TEXAS CAPITAL BANCSHARES INC/TX
filed 2020-07-24
CIK 1077428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2020

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
On July 22, 2020, the number of shares set forth below was outstanding with respect to each of the issuer's classes of common stock:
Common Stock, par value $0.01 per share 50,444,436

Texas Capital Bancshares, Inc.
Form 10-Q
Quarter Ended June 30, 2020

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands except share data)	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$176,540	$161,817
Interest-bearing deposits in other banks	9,490,044	4,233,766
Federal funds sold and securities purchased under resale agreements	50,000	30,000
Investment securities	234,969	239,871
Loans held for sale ($454.6 million at June 30, 2020 and $2,571.3 million at December 31, 2019, at fair value)	454,581	2,577,134
Loans held for investment, mortgage finance	8,972,626	8,169,849
Loans held for investment (net of unearned income)	16,552,203	16,476,413
Less: Allowance for credit losses on loans	264,722	195,047
Loans held for investment, net	25,260,107	24,451,215
Mortgage servicing rights, net	75,451	64,904
Premises and equipment, net	28,603	31,212
Accrued interest receivable and other assets	824,963	740,051
Goodwill and intangible assets, net	17,869	18,099
Total assets	$36,613,127	$32,548,069

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$10,835,911	$9,438,459
Interest-bearing	19,351,784	17,040,134
Total deposits	30,187,695	26,478,593
Accrued interest payable	20,314	12,760
Other liabilities	378,858	318,094
Federal funds purchased and repurchase agreements	195,790	141,766
Other borrowings	2,700,000	2,400,000
Subordinated notes, net	282,309	282,129
Trust preferred subordinated debentures	113,406	113,406
Total liabilities	33,878,372	29,746,748

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation value:
Authorized shares—10,000,000
Issued shares—6,000,000 shares issued at June 30, 2020 and December 31, 2019	150,000	150,000
Common stock, $.01 par value:
Authorized shares—100,000,000
Issued shares— 50,436,089 and 50,338,158 at June 30, 2020 and December 31, 2019, respectively	504	503
Additional paid-in capital	983,144	978,205
Retained earnings	1,600,639	1,663,671
Treasury stock (shares at cost: 417 at June 30, 2020 and December 31, 2019)	(8)	(8)
Accumulated other comprehensive income, net of taxes	476	8,950
Total stockholders’ equity	2,734,755	2,801,321
Total liabilities and stockholders’ equity	$36,613,127	$32,548,069
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
COMPREHENSIVE INCOME/(LOSS) - UNAUDITED

	Three months ended June 30,		Six months ended June 30,
(in thousands except per share data)	2020	2019	2020	2019
Interest income
Interest and fees on loans	$247,595	$329,842	$531,220	$642,545
Investment securities	2,024	2,260	4,207	3,720
Federal funds sold and securities purchased under resale agreements	77	157	691	536
Interest-bearing deposits in other banks	2,314	14,634	21,900	25,653
Total interest income	252,010	346,893	558,018	672,454
Interest expense
Deposits	32,294	72,529	94,468	141,583
Federal funds purchased	176	5,202	845	8,718
Other borrowings	4,569	20,124	14,151	31,978
Subordinated notes	4,191	4,191	8,382	8,382
Trust preferred subordinated debentures	852	1,294	1,925	2,626
Total interest expense	42,082	103,340	119,771	193,287
Net interest income	209,928	243,553	438,247	479,167
Provision for credit losses	100,000	27,000	196,000	47,000
Net interest income after provision for credit losses	109,928	216,553	242,247	432,167
Non-interest income
Service charges on deposit accounts	2,459	2,849	5,752	5,828
Wealth management and trust fee income	2,348	2,129	4,815	4,138
Brokered loan fees	10,764	7,336	18,779	12,402
Servicing income	6,120	3,126	10,866	5,860
Swap fees	1,468	601	4,225	1,632
Net gain/(loss) on sale of loans held for sale	39,023	(5,986)	26,023	(6,491)
Other	8,320	14,309	11,822	31,009
Total non-interest income	70,502	24,364	82,282	54,378
Non-interest expense
Salaries and employee benefits	100,791	77,757	177,984	157,513
Net occupancy expense	9,134	7,910	17,846	15,789
Marketing	7,988	14,087	16,510	25,795
Legal and professional	11,330	10,004	28,796	20,034
Communications and technology	42,760	11,022	56,551	20,220
FDIC insurance assessment	7,140	4,138	12,989	9,260
Servicing-related expenses	20,117	6,066	36,471	11,448
Merger-related expenses	10,486	—	17,756	—
Other	12,606	10,734	22,866	23,175
Total non-interest expense	222,352	141,718	387,769	283,234
Income/(loss) before income taxes	(41,922)	99,199	(63,240)	203,311
Income tax expense/(benefit)	(7,606)	21,387	(12,237)	43,798
Net income/(loss)	(34,316)	77,812	(51,003)	159,513
Preferred stock dividends	2,437	2,437	4,875	4,875
Net income/(loss) available to common stockholders	$(36,753)	$75,375	$(55,878)	$154,638
Other comprehensive income/(loss)
Change in unrealized gain/(loss) on available-for-sale debt securities arising during period, before tax	$(5,435)	$9,921	$(10,727)	$9,868
Income tax expense/(benefit) related to unrealized loss on available-for-sale debt securities	(1,142)	2,083	(2,253)	2,073
Other comprehensive income/(loss), net of tax	(4,293)	7,838	(8,474)	7,795
Comprehensive income/(loss)	$(38,609)	$85,650	$(59,477)	$167,308
Basic earnings/(loss) per common share	$(0.73)	$1.50	$(1.11)	$3.07
Diluted earnings/(loss) per common share	$(0.73)	$1.50	$(1.11)	$3.07
See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total
Balance at March 31, 2019	6,000,000	$150,000	50,264,028	$503	$969,079	$1,440,669	(417)	$(8)	$475	$2,560,718
Comprehensive income:
Net income	—	—	—	—	—	77,812	—	—	—	77,812
Change in unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	—	—	7,838	7,838
Total comprehensive income										85,650
Stock-based compensation expense recognized in earnings	—	—	—	—	3,119	—	—	—	—	3,119
Preferred stock dividend	—	—	—	—	—	(2,437)	—	—	—	(2,437)
Issuance of stock related to stock-based awards	—	—	33,941	—	21	—	—	—	—	21
Balance at June 30, 2019	6,000,000	$150,000	50,297,969	$503	$972,219	$1,516,044	(417)	$(8)	$8,313	$2,647,071

Balance at March 31, 2020	6,000,000	$150,000	50,408,195	$504	$979,939	$1,637,392	(417)	$(8)	$4,769	$2,772,596
Impact of adoption of new accounting standards(1)	—	—	—	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(34,316)	—	—	—	(34,316)
Change in unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	—	—	(4,293)	(4,293)
Total comprehensive loss										(38,609)
Stock-based compensation expense recognized in earnings	—	—	—	—	3,322	—	—	—	—	3,322
Preferred stock dividend	—	—	—	—	—	(2,437)	—	—	—	(2,437)
Issuance of stock related to stock-based awards	—	—	27,894	—	(117)	—	—	—	—	(117)
Balance at June 30, 2020	6,000,000	$150,000	50,436,089	$504	$983,144	$1,600,639	(417)	$(8)	$476	$2,734,755

(1)	Represents the impact of adopting Accounting Standard Update ("ASU") 2016-13. See Note 1 to the consolidated financial statements for more information.

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED - CONTINUED

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
					Paid-in	Retained			Comprehensive
(in thousands except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total
Balance at December 31, 2018 (audited)	6,000,000	$150,000	50,201,127	$502	$967,890	$1,361,406	(417)	$(8)	$518	$2,480,308
Comprehensive income:
Net income	—	—	—	—	—	159,513	—	—	—	159,513
Change in unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	—	—	7,795	7,795
Total comprehensive income										167,308
Stock-based compensation expense recognized in earnings	—	—	—	—	5,542	—	—	—	—	5,542
Preferred stock dividend	—	—	—	—	—	(4,875)	—	—	—	(4,875)
Issuance of stock related to stock-based awards	—	—	88,074	1	(1,213)	—	—	—	—	(1,212)
Issuance of common stock related to warrants	—	—	8,768	—	—	—	—	—	—	—
Balance at June 30, 2019	6,000,000	$150,000	50,297,969	$503	$972,219	$1,516,044	(417)	$(8)	$8,313	$2,647,071

Balance at December 31, 2019 (audited)	6,000,000	$150,000	50,338,158	$503	$978,205	$1,663,671	(417)	$(8)	$8,950	$2,801,321
Impact of adoption of new accounting standards, net of taxes(1)	—	—	—	—	—	(7,154)	—	—	—	(7,154)
Comprehensive loss:
Net loss	—	—	—	—	—	(51,003)	—	—	—	(51,003)
Change in unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	—	—	(8,474)	(8,474)
Total comprehensive loss										(59,477)
Stock-based compensation expense recognized in earnings	—	—	—	—	6,549	—	—	—	—	6,549
Preferred stock dividend	—	—	—	—	—	(4,875)	—	—	—	(4,875)
Issuance of stock related to stock-based awards	—	—	97,931	1	(1,610)	—	—	—	—	(1,609)
Balance at June 30, 2020	6,000,000	$150,000	50,436,089	$504	$983,144	$1,600,639	(417)	$(8)	$476	$2,734,755

(1)	Represents the impact of adopting Accounting Standard Update ("ASU") 2016-13. See Note 1 to the consolidated financial statements for more information.

See accompanying notes to consolidated financial statements.

TEXAS CAPITAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six months ended June 30,
(in thousands)	2020	2019
Operating activities
Net income/(loss)	$(51,003)	$159,513
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for credit losses	196,000	47,000
Depreciation and amortization	31,320	15,938
Net (gain)/loss on sale of loans held for sale	(26,023)	6,491
Increase in valuation allowance on mortgage servicing rights	20,818	5,772
Stock-based compensation expense	7,029	8,945
Purchases and originations of loans held for sale	(4,931,981)	(4,172,519)
Proceeds from sales and repayments of loans held for sale	7,022,960	5,045,744
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(74,155)	(190,910)
Accrued interest payable and other liabilities	57,795	99,933
Net cash provided by operating activities	2,252,760	1,025,907
Investing activities
Purchases of investment securities	(10,813)	(110,394)
Principal payments received on investment securities	5,168	1,159
Originations of mortgage finance loans	(94,837,775)	(59,008,649)
Proceeds from pay-offs of mortgage finance loans	94,034,998	57,470,810
Net increase in loans held for investment, excluding mortgage finance loans	(207,635)	(258,579)
Purchase of premises and equipment, net	(2,344)	(8,758)
Proceeds from sale of other real estate owned, net	—	79
Net cash used in investing activities	(1,018,401)	(1,914,332)
Financing activities
Net increase in deposits	3,709,102	2,392,964
Costs from issuance of stock related to stock-based awards and warrants	(1,609)	(1,212)
Preferred dividends paid	(4,875)	(4,875)
Net increase/(decrease) in other borrowings	300,000	(800,000)
Net increase in federal funds purchased and repurchase agreements	54,024	(133,940)
Net cash provided by financing activities	4,056,642	1,452,937
Net increase in cash and cash equivalents	5,291,001	564,512
Cash and cash equivalents at beginning of period	4,425,583	3,080,065
Cash and cash equivalents at end of period	$9,716,584	$3,644,577
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$112,217	$190,847
Cash paid during the period for income taxes	19,835	63,998
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
On December 9, 2019, the Company and Independent Bank Group, Inc. (“IBTX”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, on the terms and subject to the conditions therein, the Company would be merged with and into IBTX. On May 22, 2020, the Company and IBTX entered into an agreement (the “Mutual Termination Agreement”) pursuant to which the parties mutually agreed to terminate the Merger Agreement. Neither party paid a termination fee in connection with the termination of the Merger Agreement.
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
Revision of Prior Period Financial Statements
During the second quarter of 2020, the Company identified an error in our historical financial statements related to the accounting for certain share-based liabilities of a consolidated entity that contained put features, whereby the liabilities were not remeasured to their puttable value at each period end. The aggregate amount of the errors at each period end represented 1% or less of our stockholders' equity in all prior periods. In accordance with the guidance set forth in SEC Staff Bulletin 99, Materiality, and SEC Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financials, the Company concluded that the error was not material, individually or in the aggregate with other previously identified immaterial errors, to any prior periods, the current period or the trend in earnings from a quantitative and qualitative perspective. However, correcting the cumulative effect of the errors in the current period would have resulted in a material misstatement in the current period and, as such, we have revised our previously reported financial information contained in our Quarterly Report on Form 10-Q for the three and six-months ended June 30, 2019 to correct the immaterial error, as well as other previously identified immaterial errors. We will also revise previously reported financial information for these immaterial errors in our future filings, as applicable.
A summary of revisions to certain previously reported financial information is presented below:
Revised Consolidated Balance Sheet as of December 31, 2019

(in thousands)	As Reported	Adjustment	As Revised
Other liabilities	$287,157	$30,937	$318,094
Total liabilities	29,715,811	30,937	29,746,748
Retained Earnings	1,694,608	(30,937)	1,663,671
Total Equity	2,832,258	(30,937)	2,801,321

Revised Consolidated Statement of Operations and Other Comprehensive Income/(Loss)

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Salaries and employee benefits expense	$76,889	$868	$77,757	$154,712	$2,801	$157,513
Other non-interest expense	11,445	(711)	10,734	24,681	(1,506)	23,175
Total non-interest expense	141,561	157	141,718	281,939	1,295	283,234
Income before tax	99,356	(157)	99,199	204,606	(1,295)	203,311
Net income	77,969	(157)	77,812	160,808	(1,295)	159,513
Net income available to common stockholders	75,532	(157)	75,375	155,933	(1,295)	154,638
Comprehensive income	85,807	(157)	85,650	168,603	(1,295)	167,308
Revised Consolidated Statement of Stockholders' Equity(1)

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Beginning balance retained earnings	$1,461,893	$(21,224)	$1,440,669	$1,381,492	$(20,086)	$1,361,406
Beginning balance total equity	2,581,942	(21,224)	2,560,718	2,500,394	(20,086)	2,480,308
Ending balance retained earnings	1,537,425	(21,381)	1,516,044	1,537,425	(21,381)	1,516,044
Ending balance total equity	2,668,452	(21,381)	2,647,071	2,668,452	(21,381)	2,647,071

(1)
March 31, 2020 reported balances of $1,668,329 and $2,803,533 for retained earnings and total equity, respectively were both adjusted down by $30,937 to revised balances of $1,637,392 and $2,772,596, respectively.

The share-based liabilities relate to agreements with certain employees of a subsidiary of the Company that was acquired in 2005. The terms of the agreements include a put feature, that when exercised, requires mandatory settlement by the Company of the share-based liability at a formulaic price. The put feature causes the liability to be remeasured to current puttable value at each period end. The impact of adjusting the liability to puttable value at each period is recorded in salaries and employee benefits expense. During the second quarter of 2020, put features were exercised on a portion of the outstanding liability. As of June 30, 2020, the carrying value of these share-based liabilities totaled $6.7 million and is recorded in other liabilities on the consolidated balance sheets.
Accounting Changes
On January 1, 2020, we adopted ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which replaces the incurred loss methodology for determining our provision for credit losses and allowance for credit losses with an expected loss methodology that is referred to as the Current Expected Credit Loss ("CECL") model. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with ASU 2016-02 "Leases (Topic 842)". In addition, ASU 2016-13 made changes to the accounting for available-for-sale debt securities. One such change is to require credit-related impairments to be recognized in the allowance for credit losses rather than as a write-down of the securities' amortized cost basis when management does not intend to sell or believes that it is not more likely than not that they will be required to sell the securities prior to recovery of the securities amortized cost basis.
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

The following table illustrates the impact of adopting ASU 2016-13 and details how outstanding loan balances have been reclassified as a result of changes made to our primary portfolio segments under CECL:

	January 1, 2020
(in thousands)	As Reported Under ASU 2016-13	Pre-ASU 2016-13	Impact of ASU 2016-13 Adoption
Assets:
Loans held for investment (outstanding balance)
Commercial	$9,133,444	$10,230,828	$(1,097,384)
Energy	1,425,309		1,425,309
Mortgage finance	8,169,849	8,169,849	—
Construction		2,563,339	(2,563,339)
Real estate	6,008,040	3,444,701	2,563,339
Consumer		71,463	(71,463)
Equipment leases		256,462	(256,462)
Allowance for credit losses on loans	(203,632)	(195,047)	(8,585)
Total loans held for investment, net	24,442,630	24,451,215	(8,585)
Net deferred tax asset	23,058	21,064	1,994
Liabilities:
Allowance for credit losses on off-balance sheet exposures	9,203	8,640	563
Equity:
Retained earnings	1,656,517	1,663,671	(7,154)

In connection with our adoption of ASU 2016-13, changes were made to our primary portfolio segments to align with the methodology applied in determining the allowance under CECL. These changes included segregating energy loans into a stand-alone portfolio segment and reclassifying consumer and equipment leases into the commercial loan portfolio segment. Additionally, construction and real estate loans were combined into a single portfolio segment, referred to as real estate. The real estate loan portfolio segment includes loans further categorized as commercial real estate, residential homebuilder finance, secured by 1-4 family and an "other" category. See Allowance for Credit Losses - Loans below for further discussion of these portfolio segments.
Loans
Loans Held for Investment
Loans held for investment (including financing leases) are stated at the amount of unpaid principal reduced by deferred income (net of costs). Interest on loans is recognized using the simple interest method on the daily balances of the principal amounts outstanding. Loan origination fees, net of direct loan origination costs, and commitment fees are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable.
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
Loans
ASU 2016-13 replaces the incurred loss impairment model, which recognizes losses when it becomes probable that a credit loss will be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, credit quality, or term, as well as for changes in macroeconomic conditions, such as changes in unemployment rates, crude oil prices, property values or other relevant factors.
The allowance for credit losses is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Reserves on loans that do not share risk characteristics are evaluated on an individual basis. In order to determine the allowance for credit losses, all loans are assigned a credit grade. Loans graded substandard or worse and greater than $500,000 are specifically reviewed for loss potential and when deemed appropriate are assigned a reserve based on an individual evaluation. For purposes of determining the pool-basis reserve, the remainder of the portfolio, representing all loans not assigned an individual reserve, is segregated first by portfolio segment, then by product type, to recognize differing risk profiles within portfolio segments, and finally by credit grade. Each credit grade within each product type is assigned a historical loss rate. These historical loss rates are then modified to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments using a Portfolio Level Qualitative Factor ("PLQF") and/or a Portfolio Segment Level Qualitative Factor ("SLQF"). These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit, and any needed reserve is recorded in other liabilities. The PLQF and SLQF are utilized to address factors that are not present in historical loss rates and are otherwise unaccounted for in the quantitative process. The PLQF is used to apply a qualitative adjustment across the entire portfolio of loans, while the SLQF is designed to apply a qualitative adjustment across a single portfolio segment. Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.
We generally use a two-year forecast period, based on a single consensus forecast scenario, using variables we believe are most relevant to each portfolio segment. For periods beyond which we are able to develop reasonable and supportable forecasts, we immediately revert to the average historical loss rate. The forecast period and scenario used is reviewed on a quarterly basis and may be adjusted based on management's view of the current economic conditions and level of predictability the forecast can provide.
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
Real estate. Our real estate portfolio is comprised of the following types of loans:
Commercial real estate ("CRE"). Our CRE portfolio is comprised of both construction/development financing and limited term financing provided to professional real estate developers and owners/managers of commercial real estate projects and properties who have a demonstrated record of past success with similar properties. Collateral properties include office buildings, warehouse/distribution buildings, shopping centers, hotels/motels, senior living, apartment buildings and residential and commercial tract development. The primary source of repayment on these loans is expected to come from the sale, permanent financing or lease of the real property collateral. CRE loans are impacted by fluctuations in collateral values, as well as the ability of the borrower to obtain permanent financing.
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
Secured by 1-4 family. This category of loans includes both first and second lien loans made for the purpose of purchasing or constructing 1-4 family residential dwellings, as well as home equity revolving lines of credit and loans to purchase lots for future construction of 1-4 family residential dwellings.
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
Investment Securities
Available-for-Sale
For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell or it is more-likely-than-not that we will be required to sell the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities' amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, we evaluate whether the decline in fair value is the result of credit losses or other factors. In making this assessment, we may consider various factors including the extent to which fair value is less than amortized cost, performance of any underlying collateral and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess of the amortized cost basis over the present value of expected cash flows is recorded as an allowance for credit loss, limited to the amount by which the fair value is less than the amortized cost basis. Any impairment not recorded through an allowance for credit loss is recognized in other comprehensive income as a non credit-related impairment.
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
All debt securities are available-for-sale as of June 30, 2020 and December 31, 2019.
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

(2) Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands except share and per share data)	2020	2019	2020	2019
Numerator:
Net income/(loss)	$(34,316)	$77,812	$(51,003)	$159,513
Preferred stock dividends	2,437	2,437	4,875	4,875
Net income/(loss) available to common stockholders	$(36,753)	$75,375	$(55,878)	$154,638
Denominator:
Denominator for basic earnings per share—weighted average shares	50,392,394	50,280,776	50,401,401	50,257,039
Effect of employee stock-based awards(1)	23,937	103,094	71,749	102,954
Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	50,416,331	50,383,870	50,473,150	50,359,993
Basic earnings/(loss) per common share	$(0.73)	$1.50	$(1.11)	$3.07
Diluted earnings/(loss) per common share	$(0.73)	$1.50	$(1.11)	$3.07

(1)
SARs and RSUs outstanding of 510,095 at June 30, 2020 and 116,840 at June 30, 2019 have not been included in diluted earnings/(loss) per share because to do so would have been antidilutive for the periods presented.

(3) Investment Securities
Available-for-Sale Debt Securities
The following is a summary of available-for-sale debt securities:

(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2020
Available-for-sale debt securities:
Residential mortgage-backed securities	$4,308	$154	$—	$4,462
Tax-exempt asset-backed securities	187,210	4,455	(248)	191,417
Credit risk transfer securities	14,713	—	(3,760)	10,953
Total	$206,231	$4,609	$(4,008)	$206,832

December 31, 2019
Available-for-sale debt securities:
Residential mortgage-backed securities	$4,991	$275	$—	$5,266
Tax-exempt asset-backed securities	183,225	13,802	—	197,027
Credit risk transfer securities	14,713	—	(2,749)	11,964
Total	$202,929	$14,077	$(2,749)	$214,257

(1)	Excludes accrued interest receivable of $1.5 million and $1.6 million at June 30, 2020 and December 31, 2019, respectively, that is recorded in accrued interest receivable and other assets.

The amortized cost and estimated fair value, excluding accrued interest receivable, and weighted average yield of available-for-sale debt securities are presented below by contractual maturity:

(in thousands, except percentage data)	Less Than One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total
June 30, 2020
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$—	$772	$—	$3,536	$4,308
Estimated fair value	—	851	—	3,611	4,462
Weighted average yield(3)	—%	5.54%	—%	3.73%	4.05%
Tax-exempt asset-backed securities:(1)
Amortized Cost	—	—	—	187,210	187,210
Estimated fair value	—	—	—	191,417	191,417
Weighted average yield(2)(3)	—%	—%	—%	3.88%	3.88%
CRT securities:(1)
Amortized Cost	—	—	—	14,713	14,713
Estimated fair value	—	—	—	10,953	10,953
Weighted average yield(3)	—%	—%	—%	0.18%	0.18%
Total available-for-sale debt securities:
Amortized cost					$206,231
Estimated fair value					$206,832

December 31, 2019
Available-for-sale:
Residential mortgage-backed securities:(1)
Amortized cost	$—	$1,005	$—	$3,986	$4,991
Estimated fair value	—	1,088	—	4,178	5,266
Weighted average yield(3)	—%	5.54%	—%	4.31%	4.55%
Tax-exempt asset-backed securities:(1)
Amortized Cost	—	—	—	183,225	183,225
Estimated fair value	—	—	—	197,027	197,027
Weighted average yield(2)(3)	—%	—%	—%	4.20%	4.20%
CRT securities:(1)
Amortized Cost	—	—	—	14,713	14,713
Estimated fair value	—	—	—	11,964	11,964
Weighted average yield(3)	—%	—%	—%	1.71%	1.71%
Total available-for-sale debt securities:
Amortized cost					$202,929
Estimated fair value					$214,257

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(2)	Yields have been adjusted to a tax equivalent basis assuming a 21% federal tax rate.

(3)	Yields are calculated based on amortized cost.

The following table discloses our available-for-sale debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2020
Tax-exempt asset-backed securities	$91,762	$(248)	$—	$—	$91,762	$(248)
CRT securities	—	—	10,953	(3,760)	10,953	(3,760)
Total	$91,762	$(248)	$10,953	$(3,760)	$102,715	$(4,008)
December 31, 2019
CRT securities	$11,964	$(2,749)	$—	$—	$11,964	$(2,749)

We conduct periodic reviews of securities with unrealized losses to evaluate whether the decline in fair value has resulted from credit losses or other factors. Based on the results of our periodic review, at June 30, 2020 management believes that unrealized losses on the tax-exempt asset-backed securities and CRT securities have resulted from factors not deemed credit-related and no allowance for credit loss was recorded. We have evaluated the near-term prospects of each securities portfolio in relation to the severity of the non credit-related unrealized losses and adverse conditions related to the securities among other factors. Based on that evaluation management has determined that we have the ability and intent to hold the securities until recovery of fair value and have recorded the non credit-related unrealized losses in AOCI.
Available-for-sale debt securities with carrying values of approximately $3.0 million and $1.4 million were pledged to secure certain customer repurchase agreements and deposits, respectively, at June 30, 2020. The comparative amounts at December 31, 2019 were $3.5 million and $1.2 million, respectively.
Equity Securities
Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan. At June 30, 2020 and December 31, 2019, we had $28.1 million and $25.6 million, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains/(losses) recognized on equity securities and included in other non-interest income in the consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Net gains/(losses) recognized during the period	$2,912	$573	$(65)	$1,839
Less: Realized net gains/(losses) recognized during the period on equity securities sold	(226)	6	(245)	(24)
Unrealized net gains/(losses) recognized during the period on equity securities still held	$3,138	$567	$180	$1,863

(4) Loans Held for Investment and Allowance for Credit Losses on Loans
Loans held for investment are summarized by portfolio segment as follows:

(in thousands)	June 30, 2020	December 31, 2019
Commercial	$9,164,661	$9,133,444
Energy	1,146,164	1,425,309
Mortgage finance(1)	8,972,626	8,169,849
Real estate	6,326,434	6,008,040
Gross loans held for investment(2)	25,609,885	24,736,642
Deferred income (net of direct origination costs)	(85,056)	(90,380)
Allowance for credit losses on loans	(264,722)	(195,047)
Total loans held for investment, net(2)	$25,260,107	$24,451,215

(1)	Balances at June 30, 2020 and December 31, 2019 are stated net of $1.3 billion and $682.7 million of participations sold, respectively.

(2)	Excludes accrued interest receivable of $55.8 million and $63.4 million at June 30, 2020 and December 31, 2019, respectively, that is recorded in accrued interest receivable and other assets.

The following table summarizes our gross loans held for investment by year of origination and internally assigned credit grades:

(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving lines of credit	Revolving lines of credit converted to term loans	Total
June 30, 2020
Commercial
(1-7) Pass	$995,901	$3,094,437	$677,757	$409,424	$193,252	$259,128	$3,115,827	$37,322	$8,783,048
(8) Special mention	15,204	16,219	29,464	52,773	15,860	10,715	46,899	4,009	191,143
(9) Substandard - accruing	10,608	19,213	22,743	20,754	21,662	10,605	32,097	1,582	139,264
(9+) Non-accrual	—	8,615	386	11,396	2,317	22,092	6,227	173	51,206
Total commercial	$1,021,713	$3,138,484	$730,350	$494,347	$233,091	$302,540	$3,201,050	$43,086	$9,164,661
Energy
(1-7) Pass	$2,519	$—	$154	$22,583	$1,500	$10,620	$785,048	$150	$822,574
(8) Special mention	—	11,000	23,571	—	15,989	15,771	75,586	—	141,917
(9) Substandard - accruing	—	—	—	—	14,605	295	62,899	—	77,799
(9+) Non-accrual	—	19,264	20,570	1,562	11,822	15,488	31,660	3,508	103,874
Total energy	$2,519	$30,264	$44,295	$24,145	$43,916	$42,174	$955,193	$3,658	$1,146,164
Mortgage finance
(1-7) Pass	$265,020	$1,052,947	$905,896	$599,686	$163,306	$5,985,771	$—	$—	$8,972,626
(8) Special mention	—	—	—	—	—	—	—	—	—
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Total mortgage finance	$265,020	$1,052,947	$905,896	$599,686	$163,306	$5,985,771	$—	$—	$8,972,626
Real estate
CRE
(1-7) Pass	$193,894	$852,283	$951,771	$805,322	$273,234	$567,932	$104,888	$36,350	$3,785,674
(8) Special mention	—	—	59,051	37,120	20,762	49,458	—	6,510	172,901
(9) Substandard - accruing	—	—	4,036	—	—	34,024	—	1,250	39,310
(9+) Non-accrual	—	—	—	—	—	241	—	—	241
RBF
(1-7) Pass	98,571	173,525	121,844	24,115	8,893	13,211	591,953	—	1,032,112
(8) Special mention	—	862	—	—	—	—	—	—	862
(9) Substandard - accruing	—	—	—	—	—	—	—	—	—
(9+) Non-accrual	—	—	—	—	—	—	—	—	—
Other
(1-7) Pass	113,824	167,359	137,489	154,912	97,283	129,998	19,974	23,413	844,252
(8) Special mention	—	3,578	7,486	11,894	6,218	25,234	—	7,283	61,693
(9) Substandard - accruing	—	—	526	1,009	356	10,266	—	—	12,157
(9+) Non-accrual	—	574	—	—	783	3,035	—	14,100	18,492
Secured by 1-4 family
(1-7) Pass	29,793	65,149	59,560	67,208	90,671	38,410	4,825	—	355,616
(8) Special mention	—	—	179	—	—	1,792	—	—	1,971
(9) Substandard - accruing	—	—	—	826	—	109	—	—	935
(9+) Non-accrual	—	—	—	—	—	218	—	—	218
Total real estate	$436,082	$1,263,330	$1,341,942	$1,102,406	$498,200	$873,928	$721,640	$88,906	$6,326,434
Total loans held for investment	$1,725,334	$5,485,025	$3,022,483	$2,220,584	$938,513	$7,204,413	$4,877,883	$135,650	$25,609,885

The following table details activity in the allowance for credit losses on loans. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Energy	Mortgage Finance	Real Estate	Additional Qualitative Reserve	Total
Six months ended June 30, 2020
Allowance for credit losses on loans:
Beginning balance	$102,254	$60,253	$2,265	$30,275	$—	$195,047
Impact of CECL adoption	(15,740)	24,154	2,031	(1,860)	—	8,585
Provision for credit losses on loans	28,850	117,963	299	45,823	—	192,935
Charge-offs	32,940	100,098	—	—	—	133,038
Recoveries	770	423	—	—	—	1,193
Net charge-offs (recoveries)	32,170	99,675	—	—	—	131,845
Ending balance	$83,194	$102,695	$4,595	$74,238	$—	$264,722
Six months ended June 30, 2019
Allowance for credit losses on loans:
Beginning balance	$96,814	$34,882	$—	$52,595	$7,231	$191,522
Provision for credit losses on loans	21,979	28,430	2,316	2,150	(7,231)	47,644
Charge-offs	9,745	15,173	—	177	—	25,095
Recoveries	501	—	—	—	—	501
Net charge-offs (recoveries)	9,244	15,173	—	177	—	24,594
Ending balance	$109,549	$48,139	$2,316	$54,568	$—	$214,572

During the first quarter of 2020, we adopted ASU 2016-13, which replaces the incurred loss methodology for determining our provision for credit losses and allowance for credit losses with an expected loss methodology that is referred to as the CECL model. Upon adoption, the allowance for credit losses was increased by $9.1 million, which included a $563,000 increase to the allowance for off-balance sheet credit losses, with no impact to the consolidated statement of income. We recorded a $100.0 million provision for credit losses for the second quarter of 2020, compared to $96.0 million for the first quarter of 2020 and $27.0 million for the second quarter of 2019. The increased provision for credit losses resulted primarily from an increase in charge-offs and reserve build related to higher criticized loan levels and continued economic uncertainty from the COVID-19 pandemic. We recorded $74.1 million in net charge-offs during the second quarter of 2020, including $62.4 million in energy charge-offs and $8.1 million in leveraged lending charge-offs, all of which were loans that had been previously identified as problem loans, compared to $57.7 million during the first quarter of 2020 and $20.0 million during the second quarter of 2019. Criticized loans totaled $1.0 billion at June 30, 2020, compared to $584.1 million at December 31, 2019 and $629.1 million at June 30, 2019. The increase in criticized loans was predominantly in special mention and was primarily due to the continued downgrade of loans that have been impacted by the COVID-19 pandemic or that are in categories that are expected to be more significantly impacted by COVID-19.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent gross loans held for investment by collateral type as follows:

	Collateral type
(in thousands)	Business assets	Oil/Gas Mineral Reserves	Total
June 30, 2020
Commercial	$11,946	$—	$11,946
Energy	—	84,330	84,330
Total collateral-dependent loans held for investment	$11,946	$84,330	$96,276

The table below provides an age analysis of our loans held for investment:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Non-accrual loans as of June 30, 2020(2)	Current	Total	Non-accrual With No Allowance
June 30, 2020
Commercial	$19,451	$6,383	$18,939	$44,773	$51,206	$9,068,682	$9,164,661	$21,146
Energy	295	—	—	295	103,874	1,041,995	1,146,164	54,986
Mortgage finance loans	—	—	—	—	—	8,972,626	8,972,626	—
Real estate
CRE	13,307	31	1,250	14,588	241	3,983,297	3,998,126	—
RBF	—	—	—	—	—	1,032,974	1,032,974	—
Other	581	6,010	—	6,591	18,492	911,511	936,594	18,492
Secured by 1-4 family	371	1,686	890	2,947	218	355,575	358,740	—
Total loans held for investment	$34,005	$14,110	$21,079	$69,194	$174,031	$25,366,660	$25,609,885	$94,624

(1)
Loans past due 90 days and still accruing includes premium finance loans of $14.8 million. These loans are generally secured by obligations of insurance carriers to refund premiums on canceled insurance policies. The receipt of the refund of premiums from the insurance carriers can take 180 days or longer from the cancellation date.

(2)
As of June 30, 2020 and December 31, 2019, none of our non-accrual loans were earning interest income on a cash basis. Additionally, no interest income was recognized on non-accrual loans for the six months ended June 30, 2020. Accrued interest of $708,000 was reversed during the six months ended June 30, 2020.

On January 1, 2020, the date we adopted CECL, non-accrual loans totaled $225.4 million, and included $88.6 million in commercial loans, $125.0 million in energy loans, $9.4 million in CRE loans, $881,000 in real estate-other loans and
$1.4 million in secured by 1-4 family loans.
As of June 30, 2020 and December 31, 2019, we did not have any loans considered restructured that were not on non-accrual. Of the non-accrual loans at June 30, 2020 and December 31, 2019, $23.7 million and $35.1 million, respectively, met the criteria for restructured. These loans had no unfunded commitments at their respective balance sheet dates.
The following table details the recorded investment at June 30, 2020 and June 30, 2019 of loans restructured during the six months ended June 30, 2020 and June 30, 2019 by type of modification:

	Extended Maturity		Adjusted Payment Schedule		Total
(in thousands, except number of contracts)	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End	Number of Contracts	Balance at Period End
Six months ended June 30, 2020
Commercial loans	2	$7,906	—	$—	2	$7,906
Energy loans	1	6,105	—	—	1	6,105
Total	3	$14,011	—	$—	3	$14,011

Six months ended June 30, 2019
Commercial loans	1	$1,896	—	$—	$1	$1,896
Energy loans	1	16,541	—	—	1	16,541
Total	2	$18,437	—	$—	2	$18,437

Restructured loans generally include terms to temporarily place the loan on interest only, extend the payment terms or reduce the interest rate. We did not forgive any principal on the above restructured loans. At June 30, 2020 and 2019, all of the above restructured loans were on non-accrual. The restructuring of the loans did not have a significant impact on our allowance for credit losses at June 30, 2020 or 2019. As of June 30, 2020 and 2019, we did not have any loans that were restructured within the last 12 months that subsequently defaulted.
In response to the COVID-19 pandemic, we implemented a short-term modification program in late March 2020 to provide temporary payment relief to borrowers who meet the program's qualifications. This program allows for a deferral of payments for 90 days, which we may extend for an additional 90 days, for a maximum of 180 days on a cumulative basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. As of June 30, 2020, we have granted temporary modifications on 482 loans with a total outstanding balance of $1.2 billion, resulting in the deferral of $10.8 million in interest payments. Under the applicable guidance, none of these loans were considered restructured as of June 30, 2020.

(5) Certain Transfers of Financial Assets
The table below presents a reconciliation of the changes in loans held for sale:

	Six Months Ended June 30,
(in thousands)	2020	2019
Outstanding balance(1):
Beginning balance	$2,568,362	$1,949,785
Loans purchased and originated	4,931,981	4,172,519
Payments and loans sold	(7,052,942)	(5,071,502)
Ending balance	447,401	1,050,802
Fair value adjustment:
Beginning balance	8,772	19,689
Increase/(decrease) to fair value	(1,592)	(12,905)
Ending balance	7,180	6,784
Loans held for sale at fair value	$454,581	$1,057,586

(1)
Includes $5.8 million of loans held for sale that are carried at lower of cost or market as of December 31, 2019 and $299,000 as of December 31, 2018, as well as $1.1 million as of June 30, 2019. There were no loans held for sale carried at lower of cost or market as of June 30, 2020.

No loans held for sale were on non-accrual as of June 30, 2020 or December 31, 2019. At June 30, 2020 and December 31, 2019, we had $10.2 million and $8.2 million, respectively, of loans held for sale that were 90 days or more past due. The $10.2 million in loans held for sale that were 90 days or more past due at June 30, 2020 included $4.6 million of loans guaranteed by U.S. government agencies that were purchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet. Interest on these past due loans accrues at the debenture rate guaranteed by the U.S. government. Also included in the $10.2 million were $5.2 million in loans that, pursuant to Ginnie Mae servicing guidelines, we have the unilateral right, but not the obligation, to repurchase if defined delinquent loan criteria are met, and therefore must record as held for sale on our balance sheet regardless of whether the repurchase option has been exercised. At December 31, 2019, $6.0 million of the $8.2 million in loans held for sale were loans guaranteed by U.S. government agencies that were purchased out of Ginnie Mae securities and recorded as loans held for sale, at fair value, on the balance sheet and $1.9 million were loans that we have the unilateral right, but not the obligation, to repurchase if defined delinquent loan criteria are met.
From time to time we retain the right to service the loans sold through our Mortgage Correspondent Aggregation ("MCA") program, creating mortgage servicing rights ("MSRs") which are recorded as assets on our balance sheet. A summary of MSR activity is as follows:

	Six months ended June 30,
(in thousands)	2020	2019
MSRs:
Balance, beginning of year	$70,707	$42,474
Capitalized servicing rights	45,397	14,806
Amortization	(14,032)	(3,723)
Sales	—	—
Balance, end of period	$102,072	$53,557
Valuation allowance:
Balance, beginning of year	$5,803	$—
Increase in valuation allowance	20,818	5,772
Balance, end of period	$26,621	$5,772
MSRs, net	$75,451	$47,785
MSRs, fair value	$75,451	$47,845

At June 30, 2020 and December 31, 2019, our servicing portfolio of residential mortgage loans had outstanding principal balances of $10.2 billion and $6.7 billion, respectively.
In connection with the servicing of these loans, we hold deposits in the name of investors representing escrow funds for taxes and insurance, as well as collections in transit to the investors. These escrow funds are segregated and held in separate non-interest-bearing deposit accounts at the Bank. These deposits, included in total non-interest-bearing deposits on the consolidated balance sheets, were $128.0 million at June 30, 2020 and $63.7 million at December 31, 2019.

The estimated fair value of the MSR assets is obtained from an independent third party and reviewed by management on a quarterly basis. MSRs typically do not trade in an active, open market with readily observable prices; as such, the fair value of MSRs is determined using a discounted cash flow model to calculate the present value of the estimated future net servicing income. The assumptions utilized in the discounted cash flow model are based on market data for comparable assets, where available. Each quarter, management and the independent third party review the key assumptions used in the discounted cash flow model and make adjustments as necessary to estimate the fair value of the MSRs. At June 30, 2020, the estimated fair value of MSRs was adjusted as a result of the decline in mortgage interest rates experienced in the first six months of 2020, which resulted in a $20.8 million impairment charge, compared to a $5.8 million impairment charge for the first six months of 2019. To mitigate exposure to potential impairment charges from adverse changes in the fair value of our residential MSR portfolio, we enter into certain derivative contracts, as is further discussed in Note 10 - Derivative Financial Instruments. The following summarizes the assumptions used by management to determine the fair value of MSRs:

	June 30, 2020	December 31, 2019
Average discount rates	9.18%	9.06%
Expected prepayment speeds	17.15%	13.11%
Weighted-average life, in years	4.7	5.8

A sensitivity analysis of changes in the fair value of our MSR portfolio resulting from certain key assumptions is presented in the following table:

(in thousands)	June 30, 2020	December 31, 2019
50 bp adverse change in prepayment speed	$(6,133)	$(10,768)
100 bp adverse change in prepayment speed	(6,954)	(17,965)

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
In conjunction with the sale and securitization of loans held for sale, we may be exposed to liability resulting from repurchase, indemnification and make-whole agreements. Our estimated exposure related to those agreements totaled $2.5 million and $3.6 million at June 30, 2020 and December 31, 2019, respectively, and is recorded in other liabilities on the consolidated balance sheets. We incurred $4.5 million in losses due to make-whole obligations during the six months ended June 30, 2020 compared to $1.0 million during the six months ended June 30, 2019. The increase in make-whole obligation losses is primarily related to an increase in early payoffs resulting from the declining interest rate environment.
(6) Financial Instruments with Off-Balance Sheet Risk
The table below presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for off-balance sheet credit losses related to those financial instruments. This allowance is recorded in other liabilities on the consolidated balance sheets.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Beginning balance of allowance for off-balance sheet credit losses	$10,174	$9,795	$8,640	$11,434
Impact of CECL adoption	—	—	563	—
Provision for off-balance sheet credit losses	2,094	995	3,065	(644)
Ending balance of allowance for off-balance sheet credit losses	$12,268	$10,790	$12,268	$10,790

(in thousands)			June 30, 2020	December 31, 2019
Commitments to extend credit - period end balance			$8,074,723	$8,066,655
Standby letters of credit - period end balance			$252,246	$261,405

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of June 30, 2020, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of June 30, 2020 and December 31, 2019. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material adverse effect on our financial condition and results of operations.
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

	Actual		For Capital Adequacy Purposes		Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2020
CET1
Company	$2,588,325	8.88%	$2,040,935	7.00%	N/A	N/A
Bank	2,619,361	9.00%	2,037,171	7.00%	1,891,659	6.50%
Total capital (to risk-weighted assets)
Company	3,383,499	11.60%	3,061,403	10.50%	N/A	N/A
Bank	3,255,770	11.19%	3,055,757	10.50%	2,910,244	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,849,387	9.77%	2,478,278	8.50%	N/A	N/A
Bank	2,780,423	9.55%	2,473,708	8.50%	2,328,196	8.00%
Tier 1 capital (to average assets)(1)
Company	2,849,387	7.52%	1,516,474	4.00%	N/A	N/A
Bank	2,780,423	7.34%	1,516,023	4.00%	1,895,028	5.00%
December 31, 2019
CET1
Company	$2,653,999	8.88%	$2,091,591	7.00%	N/A	N/A
Bank	2,676,513	8.96%	2,090,870	7.00%	1,941,522	6.50%
Total capital (to risk-weighted assets)
Company	3,398,345	11.37%	3,137,926	10.50%	N/A	N/A
Bank	3,262,144	10.92%	3,136,305	10.50%	2,986,957	10.00%
Tier 1 capital (to risk-weighted assets)
Company	2,912,529	9.75%	2,540,226	8.50%	N/A	N/A
Bank	2,835,043	9.49%	2,538,913	8.50%	2,389,565	8.00%
Tier 1 capital (to average assets)(1)
Company	2,912,529	8.42%	1,383,640	4.00%	N/A	N/A
Bank	2,835,043	8.20%	1,383,190	4.00%	1,728,988	5.00%

(1)
The Tier 1 capital ratio (to average assets) is not impacted by the Basel III Capital Rules; however, the Federal Reserve Board and the FDIC may require the Company and the Bank, respectively, to maintain a Tier 1 capital ratio (to average assets) above the required minimum.

Our mortgage finance loan volumes can increase significantly at month-end, causing a meaningful difference between ending balance and average balance for any period. At June 30, 2020, our mortgage finance loans were $9.0 billion compared to the average for the quarter ended June 30, 2020 of $8.7 billion. As CET1, Tier 1 and total capital ratios are calculated using quarter-end risk-weighted assets and our mortgage finance loans are 100% risk-weighted (excluding MCA mortgage loans held for sale, which receive lower risk weights), the period-end fluctuation in these balances can significantly impact our reported ratios. Due to the actual risk profile and liquidity of this asset class, we manage capital allocated to mortgage finance loans based on changing trends in average balances and do not believe that the period-end balance is representative of risk characteristics that would justify higher allocations. However, we monitor our capital allocation to confirm that all capital levels remain above well-capitalized levels.
Dividends that may be paid by banks are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of our Bank’s regulatory agencies cannot exceed the lesser of the net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. The Basel III Capital Rules further limit the amount of dividends that may be paid by our Bank. No dividends were declared or paid on our common stock during the six months ended June 30, 2020, or 2019.

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
The table below summarizes our stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Stock-settled awards:
SARs	$—	$—	$—	$6
RSUs	3,313	3,110	6,532	5,517
Restricted stock	9	9	17	19
Cash-settled units	338	1,338	480	3,403
Total	$3,660	$4,457	$7,029	$8,945

(in thousands except period data)	June 30, 2020
Unrecognized compensation expense related to unvested stock-settled awards	$31,132
Weighted average period over which expense is expected to be recognized, in years	3.0

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

Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
June 30, 2020
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$4,462	$—
Tax-exempt asset-backed securities	—	—	191,417
CRT securities	—	—	10,953
Equity securities(1)(2)	20,862	7,275	—
Loans held for sale(3)	—	448,422	6,159
Loans held for investment(4)	—	—	72,629
Derivative assets(5)	—	143,050	—
Derivative liabilities(5)	—	126,542	—
Non-qualified deferred compensation plan liabilities(6)	21,462	—	—

December 31, 2019
Available-for-sale debt securities:(1)
Residential mortgage-backed securities	$—	$5,266	$—
Tax-exempt asset-backed securities	—	—	197,027
CRT securities	—	—	11,964
Equity securities(1)(2)	18,484	7,130	—
Loans held for sale(3)	—	2,564,281	7,043
Loans held for investment(4)	—	—	109,585
Derivative assets(5)	—	48,684	—
Derivative liabilities(5)	—	51,310	—
Non-qualified deferred compensation plan liabilities(6)	18,484	—	—

(1)	Securities are measured at fair value on a recurring basis, generally monthly, except for tax-exempt asset-backed securities and CRT securities which are measured quarterly.

(2)	Equity securities consist of Community Reinvestment Act funds and investments related to our non-qualified deferred compensation plan.

(3)	Loans held for sale purchased through our MCA program are measured at fair value on a recurring basis, generally monthly.

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

Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Realized/Unrealized Gains (Losses)
(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three months ended June 30, 2020
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$191,474	$8,470	$(132)	$—	$(8,395)	$191,417
CRT securities	$8,015	$—	$—	$—	$2,938	$10,953
Loans held for sale(2)	$6,694	$107	$(780)	$88	$50	$6,159
Three months ended June 30, 2019
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$191,844	$—	$(138)	$—	$9,633	$201,339
CRT securities	$10,637	$—	$—	$—	$316	$10,953
Loans held for sale(2)	$13,046	$—	$(2,532)	$132	$284	$10,930

Six months ended June 30, 2020
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$197,027	$8,470	$(4,485)	$—	$(9,595)	$191,417
CRT securities	$11,964	$—	$—	$—	$(1,011)	$10,953
Loans held for sale(2)	$7,043	$320	$(1,464)	$116	$144	$6,159
Six months ended June 30, 2019
Available-for-sale debt securities:(1)
Tax-exempt asset-backed securities	$95,804	$92,010	$(138)	$—	$13,663	$201,339
CRT securities	$—	$15,044	$—	$(331)	$(3,760)	$10,953
Loans held for sale(2)	$16,415	$—	$(6,410)	$348	$577	$10,930

(1)
Unrealized gains/(losses) on available-for-sale debt securities are recorded in AOCI and relate to assets that remain outstanding at June period end. Realized gains/(losses) are recorded in other non-interest income.

(2)	Realized and unrealized gains/(losses) on loans held for sale are recorded in gain/(loss) on sale of loans held for sale.
Tax-exempt asset-backed securities
The fair value of tax-exempt asset-backed securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. At June 30, 2020, the discount rates utilized ranged from 3.52% to 3.55% and the weighted-average life ranged from 6.5 years to 7.7 years. On a combined amortized cost weighted-average basis a discount rate of 3.54% and weighted-average life of 7.1 years were utilized to determine the fair value of these securities at June 30, 2020. At December 31, 2019, the combined weighted-average discount rate and weighted-average life utilized were 2.99% and 7.0 years, respectively.
CRT securities
The fair value of CRT securities is based on a discounted cash flow model, which utilizes Level 3, or unobservable, inputs, the most significant of which were a discount rate and weighted-average life. At June 30, 2020, the discount rates utilized ranged from 2.99% to 7.20% and the weighted-average life ranged from 7.0 years to 11.1 years. On a combined amortized cost weighted-average basis a discount rate of 4.39% and a weighted-average life of 8.4 years were utilized to determine the fair value of these securities at June 30, 2020. At December 31, 2019, the combined weighted-average discount rate and combined weighted-average life utilized were 4.54% and 9.3 years, respectively.
Loans held for sale
The fair value of loans held for sale using Level 3 inputs include loans that cannot be sold through normal sale channels and thus require significant management judgment or estimation when determining the fair value. The fair value of such loans is generally based upon quoted prices of comparable loans with a liquidity discount applied. At June 30, 2020, the fair value of these loans was calculated using a weighted-average discounted price of 95.4%, compared to 94.1% at December 31, 2019.

Loans held for investment
Certain collateral-dependent loans held for investment are reported at fair value when, based upon an individual evaluation, the specific allocation of the allowance for credit losses that is deducted from the loan's amortized cost is based upon the fair value of the loan's underlying collateral. The $72.6 million fair value of loans held for investment at June 30, 2020 reported above includes loans held for investment with a carrying value of $96.3 million that were reduced by specific allowance allocations totaling $23.7 million based on collateral valuations utilizing Level 3 inputs. The $109.6 million fair value of loans held for investment at December 31, 2019 reported above includes loans with a carrying value of $145.4 million that were reduced by specific allowance allocations totaling $35.8 million based on collateral valuations utilizing Level 3 inputs.
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
A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	June 30, 2020		December 31, 2019
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$9,716,584	$9,716,584	$4,425,583	$4,425,583
Investment securities	20,862	20,862	18,484	18,484
Level 2 inputs:
Investment securities	11,737	11,737	12,396	12,396
Loans held for sale	448,422	448,422	2,570,091	2,570,091
Derivative assets	143,050	143,050	48,684	48,684
Level 3 inputs:
Investment securities	202,370	202,370	208,991	208,991
Loans held for sale	6,159	6,159	7,043	7,043
Loans held for investment, net	25,260,107	25,249,741	24,451,215	24,478,586
Financial liabilities:
Level 2 inputs:
Federal funds purchased	189,030	189,030	132,270	132,270
Customer repurchase agreements	6,760	6,760	9,496	9,496
Other borrowings	2,700,000	2,700,000	2,400,000	2,400,000
Subordinated notes	282,309	291,821	282,129	292,302
Trust preferred subordinated debentures	113,406	113,406	113,406	113,406
Derivative liabilities	126,542	126,542	51,310	51,310
Level 3 inputs:
Deposits	30,187,695	30,192,842	26,478,593	26,486,090

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
Derivatives
The estimated fair value of interest rate swaps and caps is obtained from independent pricing services based on quoted market prices for similar derivative contracts and these financial instruments are characterized as Level 2 assets and liabilities in the fair value hierarchy. On a quarterly basis, we independently verify the fair value using an additional independent pricing source. Foreign currency forward contracts are valued based upon quoted market prices obtained from independent pricing services for similar derivative contracts. As such, these financial instruments are characterized as Level 2 assets and liabilities in the fair value hierarchy. The derivative instruments related to the loans held for sale portfolio include loan purchase commitments and forward sale commitments. Loan purchase commitments are valued based upon the fair value of the underlying mortgage loans to be purchased, which is based on observable market data for similar loans. Forward sale commitments are valued based upon quoted market prices from brokers. As such, these loan purchase commitments and forward sales commitments are characterized as Level 2 assets or liabilities in the fair value hierarchy. The derivative instruments related to our residential MSRs include interest rate swap futures and forward sale commitments. The interest rate swap futures are valued based on quoted market prices obtained from brokers for similar derivative contracts, while the forward sale commitments are valued based on the fair value of the underlying mortgage loans to be purchased, which is based on observable market data for similar loans. As such, these derivative instruments are characterized as Level 2 assets and liabilities in the fair value hierarchy.
(10) Derivative Financial Instruments
The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table:

	June 30, 2020			December 31, 2019
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging derivatives:
Financial institution counterparties:
Commercial loan/lease interest rate swaps	$1,947,806	$—	$118,663	$1,548,234	$182	$46,518
Commercial loan/lease interest rate caps	657,109	42	—	639,163	32	—
Foreign currency forward contracts	2,228	—	238	2,219	169	—
Customer counterparties:
Commercial loan/lease interest rate swaps	1,947,806	118,663	—	1,548,234	46,518	182
Commercial loan/lease interest rate caps	657,109	—	42	639,163	—	32
Foreign currency forward contracts	2,228	238	—	2,219	—	169
Economic hedging derivatives to hedge:
Residential MSRs:
Interest rate swap futures	255,000	2,460	3	—	—	—
Forward sale commitments	153,000	1,067	—	—	—	—
Loans held for sale:
Loan purchase commitments	1,215,599	20,580	3	214,012	1,965	4
Forward sale commitments	1,311,974	—	7,593	2,654,653	—	4,587
Gross derivatives		143,050	126,542		48,866	51,492
Offsetting derivative assets/liabilities		—	—		(182)	(182)
Net derivatives included in the consolidated balance sheets		$143,050	$126,542		$48,684	$51,310

During the second quarter of 2020, we initiated a strategy to mitigate exposure to potential impairment losses from adverse changes in the fair value of our residential MSR portfolio using interest rate derivative contracts, primarily interest rate swap futures and forward sale commitments of mortgage-backed securities. These derivative instruments are considered highly liquid and can be settled daily, which allows us to dynamically manage our exposure. The derivative instruments are used to economically hedge the fair value of the residential MSR portfolio impacted by changes in anticipated prepayments resulting from mortgage interest rate movements and are classified as other assets and other liabilities on the consolidated balance sheets. Any unrealized or realized gains/(losses) related to derivatives economically hedging the residential MSR portfolio are recognized in servicing-related expenses along with changes to the MSR valuation allowance.
The weighted-average received and paid interest rates for interest rate swaps outstanding were as follows:

	June 30, 2020 Weighted-Average Interest Rate		December 31, 2019 Weighted-Average Interest Rate
	Received	Paid	Received	Paid
Non-hedging interest rate swaps	3.23%	1.44%	3.94%	3.26%

The weighted-average strike rate for outstanding interest rate caps was 3.38% at June 30, 2020 and 3.29% at December 31, 2019.
Our credit exposure on derivative instruments is limited to the net favorable value and interest payments by each counterparty. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Our credit exposure associated with these instruments, net of any collateral pledged, was approximately $143.1 million at June 30, 2020 and approximately $48.7 million at December 31, 2019. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap and cap values, as well as for changes in the value of forward sale commitments. At June 30, 2020, we had $134.5 million in cash collateral pledged for these derivatives, of which $128.9 million was included in interest-bearing deposits in other banks and $5.6 million was included in accrued interest receivable and other assets. At December 31, 2019, we had $56.6 million in cash collateral pledged for these derivatives, of which $54.3 million was included in interest-bearing deposits in other banks and $2.3 million was included in accrued interest receivable and other assets.
We also enter into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are either a participant or a lead bank. The risk participation agreements entered into by us as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. We are party to 8 risk participation agreements where we are a participant bank with a notional amount of $110.7 million at June 30, 2020, compared to 12 risk participation agreements having a notional amount of $146.7 million at December 31, 2019. The maximum estimated exposure to these agreements, assuming 100% default by all obligors, was approximately $7.0 million at June 30, 2020 and $3.6 million at December 31, 2019. The fair value of these exposures was insignificant to the consolidated financial statements at both June 30, 2020 and December 31, 2019. Risk participation agreements entered into by us as the lead bank provide credit protection to us should the borrower fail to perform on its interest rate derivative contract with us. We are party to 16 risk participation agreements where we are the lead bank having a notional amount of $166.9 million at June 30, 2020, compared to 12 agreements having a notional amount of $145.9 million at December 31, 2019.
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
ASU 2020-02 "Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842)" ("ASU 2020-02") incorporates SEC SAB 119 (updated from SAB 102) into the Accounting Standards Codification (the "Codification") by aligning SEC recommended policies and procedures with ASC 326. ASU 2020-02 was effective on January 1, 2020 and has not had a significant impact on our documentation requirements.
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
The following discussion and analysis of our financial condition as of June 30, 2020 and December 31, 2019 and results of operations for the three and six month periods ended June 30, 2020 and June 30, 2019 should be read in conjunction with our consolidated financial statements and notes to the financial statements for the year ended December 31, 2019, and the other information included in the 2019 Form 10-K. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A of the 2019 Form 10-K, and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.
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
Forward-looking statements may include, among other things, statements about the credit quality of our loan portfolio, general economic conditions in the United States and in our markets, including the continued impact on our customers from volatility in oil and gas prices, the material risks and uncertainties for the U.S. and world economies, and for our business, resulting from the novel Coronavirus Disease 2019 ("COVID-19") pandemic, expectations regarding rates of default and loan losses, volatility in the mortgage industry, our business strategies and our expectations about future financial performance, future growth and earnings, the appropriateness of our allowance for credit losses and provision for credit losses, the impact of changing regulatory requirements and legislative changes on our business, increased competition, interest rate risk, new lines of business, new product or service offerings and new technologies.
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

•
The COVID-19 pandemic is adversely affecting us and our customers, employees and third-party service providers; the adverse impacts of the pandemic on our business, financial position, operations and prospects have been material. It is not possible to accurately predicts the extent, severity or duration of the pandemic or when normal economic and operational conditions will return.

•	Operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent.

•	Changes in interest rates, which may affect our net income and other future cash flows, or the market value of our assets, including the market value of investment securities.

•	Changes in our ability to access the capital markets, including changes in our credit ratings.

•	Changes in the value of commercial and residential real estate securing our loans or in the demand for credit to support the purchase and ownership of such assets.

•	Changing economic conditions or other developments adversely affecting our commercial, entrepreneurial and professional customers.

•	Adverse economic conditions and other factors affecting our middle market customers and their ability to continue to meet their loan obligations.

•
The failure to correctly assess and model the assumptions supporting our allowance for credit losses, causing it to become inadequate in the event of deteriorations in loan quality and increases in charge-offs, or increases or decreases to our allowance for credit losses as a result of the implementation of CECL.

•
Changes in the U.S. economy in general or the Texas economy specifically resulting in deterioration of credit quality, increases in non-performing assets or charge-offs or reduced demand for credit or other financial services we offer, including the effects from declines in the level of drilling and production related to volatility in oil and gas prices and the effects of the COVID-19 pandemic.

•	Adverse changes in economic or market conditions, in Texas, the United States or internationally, that could affect the credit quality of our loan portfolio or our operating performance.

•
Unanticipated effects from the Tax Cuts and Jobs Act of 2017 may limit its benefits or adversely impact our business, which could include decreased demand for borrowing by our middle market customers or increased price competition that offsets the benefits of decreased federal income tax expense.

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

•
The failure to manage information systems risk or to prevent cyber-attacks against us, our customers or our third party vendors, or to manage risks from disruptions or security breaches affecting us, our customers or our third party vendors, which risk risks have been materially enhanced by our increased reliance on technology to support associates working outside our offices.

•
The failure to effectively manage our interest rate risk resulting from unexpectedly large or sudden changes in interest rates, maturity imbalances in our assets and liabilities, potential adverse effects to our borrowers including their inability to repay loans with increased interest rates and the impact to our net interest income from the increasing cost of interest-bearing deposits.

•
The failure of our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions to timely identify and address emerging risks adequately, which may result in unexpected losses.

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

•	The failure to attract and retain key personnel or the loss of key individuals or groups of employees, including our ability to identify, employ and retain a successor chief executive officer.

•	Increased or more effective competition from banks and other financial service providers in our markets.

•	Structural changes in the markets for origination, sale and servicing of residential mortgages.

•
Uncertainty in the pricing of mortgage loans that we purchase, and later sell or securitize, as well as competition for the MSRs related to these loans and related interest rate risk or price risk resulting from retaining MSRs, and the potential effects of higher interest rates on our Mortgage Correspondent Aggregation ("MCA") loan volumes.

•	Changes in accounting principles, policies, practices or guidelines.

•	Volatility in the market price of our common stock.

•	Material failures of our accounting estimates and risk management processes based on management judgment, or the supporting analytical and forecasting models.

•	Failure of our risk management strategies and procedures, including failure or circumvention of our controls.

•	Credit risk resulting from our exposure to counterparties.

•	An increase in the incidence or severity of fraud, illegal payments, security breaches and other illegal acts impacting our Bank and our customers.

•	The failure to maintain adequate regulatory capital to support our business.

•	Unavailability of funds obtained from borrowing or capital transactions or from our Bank to fund our obligations.

•
Incurrence of material costs and liabilities associated with legal and regulatory proceedings, investigations, inquiries and related matters with respect to the financial services industry, including those directly involving us or our Bank and arising from our participation in government stimulus programs responding to the economic impact of the COVID-19 pandemic.

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
On December 9, 2019, we and Independent Bank Group, Inc. ("IBTX") entered into a merger agreement to combine the companies in an all-stock merger of equals. On May 22, 2020, we and IBTX mutually agreed to terminate the merger agreement. The termination was approved by each company's board of directors after careful consideration of the significant impact of the COVID-19 pandemic on global markets and on the companies’ ability to fully realize the benefits expected to be achieved through the merger. Neither party paid a termination fee in connection with the termination of the merger agreement.
In response to the pressures of the current economic environment and a refinement of our strategy, we took actions during the second quarter of 2020 which are expected to decrease our non-interest expenses, including a workforce reduction and write-offs of certain software assets. Significant transactions affecting our income statement during the second quarter of 2020 included:

•
$100.0 million provision for credit losses; driven by an increase in charge-offs and reserve build related to higher criticized loan levels and continued economic uncertainty from the COVID-19 pandemic,

•
$26.6 million in non-recurring software expenses; including $20.7 million in write-offs of certain software assets and $5.9 million in technology expense related to the roll-out of our Paycheck Protection Program ("PPP") capabilities,

•	$18.0 million in severance accruals related to the workforce reduction referenced above,

•	$10.5 million in final merger-related expenses, and

•	$9.1 million MSR impairment.
While these expenses had a significant impact on our second quarter operating results, we believe that we are better positioned to improve our core profitability going forward as the non-interest expense items are not expected to recur in future periods.
We continue to focus on balance sheet strength and while we intend to operate with above-average liquidity in response to this uncertain economic environment, we believe opportunities exist to improve core earnings by reducing or replacing higher cost funding sources and improving the earning asset mix. In the first few weeks of July 2020, we began to utilize low-yielding liquidity assets to increase the balance of our securities portfolio in an effort to improve yields in future periods.
Our organic growth model and the depth of talent on our team have built a resilient business with lasting client relationships and a record of value creation through dynamic markets and business cycles.

Impact of COVID-19
Overview
In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.
Legislative Developments
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the PPP, a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans were intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. The initial $350 billion program was supplemented in late April 2020 with $310 billion in additional funding. On June 5, 2020, the Paycheck Protection Program Flexibility Act (the “new Act”) was signed into law, and made significant changes to the PPP to provide additional relief for small businesses. The new Act increased flexibility for small businesses that have been unable to rehire employees due to lack of employee availability, or have been unable to operate as normal due to COVID-19 related restrictions. It extended the period that businesses have to use PPP funds to qualify for loan forgiveness to 24 weeks, up from 8 weeks under the original rules. The new Act also relaxed the requirements that loan recipients must adhere to in order to qualify for loan forgiveness. In addition, the new Act extended the payment deferral period for PPP loans until the date when the amount of loan forgiveness is determined and remitted to the lender. For PPP recipients who do not apply for forgiveness, the loan deferral period is 10 months after the applicable forgiveness period ends. The new Act did not extend the period for new applicants to seek PPP loans, which closed on June 30, 2020.
We have partnered with a web-based commercial and SBA lending software provider to manage the origination, processing, closing and monitoring of SBA loans and have set up the Texas Capital Bank SBA PPP Loan Portal to provide borrowers the ability to apply and qualify for PPP loans. As of June 30, 2020, we had funded $717.5 million in PPP loans. We also implemented a short-term loan modification program in late March 2020 to provide temporary payment relief to borrowers who meet the program's qualifications. This program allows for a deferral of payments for 90 days, which we may extend for an additional 90 days, for a maximum of 180 days on a cumulative basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. As of June 30, 2020, we have granted temporary modifications on 482 loans with a total outstanding loan balance of $1.2 billion, resulting in the deferral of $10.8 million in interest payments.
Impact on Our Financial Statements and Results of Operations
Financial institutions are dependent upon the ability of their loan customers to meet their loan obligations and the availability of their workforce and vendors. As a result of the shelter-at-home mandate that was in force early in the second quarter of 2020, commercial activity throughout the state of Texas, as well as nationally, decreased significantly. Most states have re-opened, albeit under limited capacities and under other social-distancing restrictions; however commercial activity has not returned to the levels existing prior to the outbreak of the pandemic. This decrease in commercial activity may result in our customers' inability to meet their loan obligations to us. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic have resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Our business and consumer customers are experiencing varying degrees of financial distress, which is expected to continue for the remainder of 2020, especially if positive cases increase and further economic shut-downs are mandated. Our borrowing base includes customers in industries such as energy, hotel/lodging, restaurants, entertainment, retail and commercial real estate, all of which have been and are likely to continue to be significantly impacted by the COVID-19 pandemic. We continue to monitor these customers closely.
Future economic conditions are subject to significant uncertainty. We have taken deliberate actions to ensure that we have the balance sheet strength to serve our clients and communities, including increases in liquidity and managing our assets and liabilities in order to maintain a strong capital position. Current economic pressures and their effects on our customers, coupled with the implementation of the CECL expected loss methodology for determining our allowance for credit losses, have contributed to substantially increased provision for credit losses for the first six months of 2020. We continue to monitor closely the impact of the COVID-19 pandemic on our customers, as well as the effects of the CARES Act and the new Act. Uncertainties associated with the pandemic include the duration of the outbreak, the impact to our customers, employees and vendors and the impact to the economy as a whole. COVID-19 has had, and is expected to continue to have, a significant adverse impact on our business, financial position and operating results. The extent to which the COVID-19 pandemic will impact our operations and financial results during the remainder of 2020 cannot be reasonably or reliably estimated at this time.
Impact on our Business Operations
In order to protect the health of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including restricting employee travel, directing employees to work from home insofar as is possible and implementing our business continuity plans and protocols to the extent necessary. Since early March 2020, approximately 90% of our workforce has been working virtually with limited impact on the execution of our business and client experience. We expect to be able to continue with this strategy for the foreseeable future. When the decision is made to transition employees back into the office locations, our Business Continuity team has a plan in place to phase employees back into the office locations over an extended period of time. Our branch locations are currently open and operating during normal business hours, although customers are admitted into the branches only between the hours of 10:00 a.m. and 2:00 p.m. We are taking additional precautions within our branch locations, including enhanced cleaning procedures, to ensure the safety of our customers and our employees.
Energy Portfolio
Outstanding energy loans totaled $1.1 billion, or 4% of total loans, at June 30, 2020, compared to $1.4 billion at December 31, 2019 and $1.6 billion at June 30, 2019. Our energy loan portfolio is primarily comprised of loans to exploration and production (“E&P”) companies that are generally collateralized with proven reserves based on appropriate valuation standards that take into account the risk of oil and gas price volatility. At June 30, 2020, loans to E&P companies represented 84% of total energy loans outstanding. The majority of this portfolio consists of first lien, senior secured, reserve-based loans, which we believe is the lowest-risk form of energy lending. At June 30, 2020 approximately 40% of our exposure was located in lower cost production areas such as the Permian Basin and Eagle Ford.
We recorded $62.4 million in energy net charge-offs during the three months ended June 30, 2020, all of which were previously identified as problem loans that experienced further deterioration during the second quarter of 2020 exacerbated by the continued low commodity prices. Energy non-accruals totaled $103.9 million at June 30, 2020, $39.8 million of which relates to two loans that have been charged down to final resolution value and are expected to close in the third quarter of 2020, compared to $151.9 million at March 31, 2020 and $61.1 million at June 30, 2019.
We continue to proactively manage our energy portfolio and overall credit quality. Energy loans are reviewed quarterly and a formal borrowing base re-determination for reserve based loans is completed semi-annually to ensure that borrowing capacity is commensurate with asset values. Cash flows are assessed in the context of specific risk factors including commodity prices with corollary sensitivities, commodity hedges and select credit criteria. Reserves allocated to energy loans totaled $102.7 million, or 9% of outstanding energy loans, at June 30, 2020, compared to $113.9 million at March 31, 2020 and $48.1 million at June 30, 2019. At June 30, 2020 approximately 70% of our E&P clients are hedged 50% or more for 2020 and approximately 60% of our E&P clients are hedged 50% or more for 2021. We believe that this hedge coverage compares favorably to the energy downturn experienced in 2015 and 2016.
Results of Operations
Summary of Performance
We reported a net loss of $34.3 million and net loss available to common stockholders of $36.8 million for the second quarter of 2020 compared to net income of $77.8 million and net income available to common stockholders of $75.4 million for the second quarter of 2019. On a fully diluted basis, earnings/(loss) per common share were $(0.73) for the second quarter of 2020, compared to $1.50 for the second quarter of 2019. Return on average common equity (“ROE”) was (5.48)% and return on average assets ("ROA") was (0.36)% for the second quarter of 2020, compared to 12.18% and 1.05%, respectively, for the second quarter of 2019. The decline in net income, ROE and ROA for the second quarter of 2020 resulted primarily from a $73.0 million increase in the provision for credit losses, as well as a $80.6 million increase in non-interest expense, driven by the significant second quarter 2020 expenses described below.
Net loss and net loss available to common stockholders for the six months ended June 30, 2020 totaled $51.0 million and $55.9 million, respectively compared to net income and net income available to common stockholders of $159.5 million and $154.6 million, respectively, for the same period in 2019. On a fully diluted basis, earnings/(loss) per common share were $(1.11) for the six months ended June 30, 2020, compared to $3.07 for the same period in 2019. ROE was (4.16)% and ROA was (0.28)% for the six months ended June 30, 2020 compared to 12.77% and 1.14%, respectively, for the same period in 2019.
Details of the changes in the various components of net income are discussed below.

QUARTERLY FINANCIAL SUMMARIES – UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates

	Three months ended June 30, 2020			Three months ended June 30, 2019
(in thousands except percentages)	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Investment securities – taxable	$38,829	$185	1.92%	$38,887	$287	2.96%
Investment securities – non-taxable(2)	195,806	2,327	4.78%	192,115	2,498	5.21%
Federal funds sold and securities purchased under resale agreements	245,434	77	0.13%	28,436	157	2.22%
Interest-bearing deposits in other banks	10,521,240	2,314	0.09%	2,491,827	14,634	2.36%
Loans held for sale	380,624	2,547	2.69%	2,494,883	27,607	4.44%
Loans held for investment, mortgage finance	8,676,521	74,518	3.45%	7,032,963	63,523	3.62%
Loans held for investment(1)(2)	17,015,041	170,970	4.04%	16,781,733	239,829	5.73%
Less reserve for credit losses on loans	236,823	—	—	206,654	—	—
Loans held for investment, net	25,454,739	245,488	3.88%	23,608,042	303,352	5.15%
Total earning assets	36,836,672	252,938	2.76%	28,854,190	348,535	4.84%
Cash and other assets	1,075,864			940,793
Total assets	$37,912,536			$29,794,983
Liabilities and Stockholders’ Equity
Transaction deposits	$3,923,966	$5,998	0.61%	$3,475,404	$18,037	2.08%
Savings deposits	12,537,467	13,510	0.43%	8,896,537	40,994	1.85%
Time deposits	3,434,388	12,786	1.50%	2,227,460	13,498	2.43%
Total interest-bearing deposits	19,895,821	32,294	0.65%	14,599,401	72,529	1.99%
Other borrowings	3,612,263	4,745	0.53%	4,018,231	25,326	2.53%
Subordinated notes	282,252	4,191	5.97%	281,889	4,191	5.96%
Trust preferred subordinated debentures	113,406	852	3.02%	113,406	1,294	4.58%
Total interest-bearing liabilities	23,903,742	42,082	0.71%	19,012,927	103,340	2.18%
Demand deposits	10,865,896			7,929,266
Other liabilities	293,698			220,305
Stockholders’ equity	2,849,200			2,632,485
Total liabilities and stockholders’ equity	$37,912,536			$29,794,983
Net interest income(2)		$210,856			$245,195
Net interest margin			2.30%			3.41%
Net interest spread			2.05%			2.66%
Loan spread(3)			3.43%			3.61%

(1)	The loan averages include non-accrual loans and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

	Six months ended June 30, 2020			Six months ended June 30, 2019
(in thousands except percentages)	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Assets
Investment securities – taxable	$40,814	$459	2.26%	$34,779	$561	3.25%
Investment securities – non-taxable(2)	195,692	4,744	4.88%	153,443	3,999	5.25%
Federal funds sold and securities purchased under resale agreements	222,580	691	0.62%	45,947	536	2.36%
Interest-bearing deposits in other banks	8,373,594	21,900	0.53%	2,159,314	25,653	2.40%
Loans held for sale	1,758,502	30,027	3.43%	2,309,621	52,910	4.62%
Loans held for investment, mortgage finance	7,865,602	129,842	3.32%	5,988,225	109,891	3.70%
Loans held for investment(1)(2)	16,806,908	372,751	4.46%	16,823,860	481,984	5.78%
Less reserve for loan losses	219,330	—	—	199,428	—	—
Loans held for investment, net	24,453,180	502,593	4.13%	22,612,657	591,875	5.28%
Total earning assets	35,044,362	560,414	3.22%	27,315,761	675,534	4.99%
Cash and other assets	1,026,193			917,923
Total assets	$36,070,555			$28,233,684
Liabilities and Stockholders’ Equity
Transaction deposits	$3,848,517	$19,580	1.02%	$3,370,274	$34,038	2.04%
Savings deposits	11,803,448	49,471	0.84%	8,824,270	82,667	1.89%
Time deposits	3,138,461	25,417	1.63%	2,119,567	24,878	2.37%
Total interest-bearing deposits	18,790,426	94,468	1.01%	14,314,111	141,583	1.99%
Other borrowings	3,316,259	14,996	0.91%	3,219,679	40,696	2.55%
Subordinated notes	282,208	8,382	5.97%	281,844	8,382	6.00%
Trust preferred subordinated debentures	113,406	1,925	3.41%	113,406	2,626	4.67%
Total interest-bearing liabilities	22,502,299	119,771	1.07%	17,929,040	193,287	2.17%
Demand deposits	10,434,696			7,490,630
Other liabilities	282,283			221,717
Stockholders’ equity	2,851,277			2,592,297
Total liabilities and stockholders’ equity	$36,070,555			$28,233,684
Net interest income(2)		$440,643			$482,247
Net interest margin			2.53%			3.56%
Net interest spread			2.15%			2.82%
Loan spread(3)			3.41%			3.75%

(1)	The loan averages include non-accrual loans and are stated net of unearned income.

(2)	Taxable equivalent rates used where applicable.

(3)	Yield on loans, net of reserves, less funding cost including all deposits and borrowed funds.

Volume/Rate Analysis
The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to differences in the average interest rate on those assets and liabilities.

	Three months ended June 30, 2020/2019			Six months ended June 30, 2020/2019
	Net Change	Change due to(1)		Net Change	Change Due To(1)
(in thousands)		Volume	Yield/Rate(2)		Volume	Yield/Rate(2)
Interest income:
Investment securities	$(273)	$44	$(317)	$643	$1,189	$(546)
Loans held for sale	(25,060)	(23,404)	(1,656)	(22,883)	(11,302)	(11,581)
Loans held for investment, mortgage finance loans	10,995	14,833	(3,838)	19,951	34,776	(14,825)
Loans held for investment	(68,859)	3,333	(72,192)	(109,233)	(508)	(108,725)
Federal funds sold and securities purchased under resale agreements	(80)	1,201	(1,281)	155	2,010	(1,855)
Interest-bearing deposits in other banks	(12,320)	47,244	(59,564)	(3,753)	73,842	(77,595)
Total	(95,597)	43,251	(138,848)	(115,120)	100,007	(215,127)
Interest expense:
Transaction deposits	(12,039)	2,326	(14,365)	(14,458)	4,824	(19,282)
Savings deposits	(27,484)	16,793	(44,277)	(33,196)	27,825	(61,021)
Time deposits	(712)	7,312	(8,024)	539	12,031	(11,492)
Other borrowings	(20,581)	(2,561)	(18,020)	(25,700)	1,307	(27,007)
Long-term debt	(442)	5	(447)	(701)	10	(711)
Total	(61,258)	23,875	(85,133)	(73,516)	45,997	(119,513)
Net interest income	$(34,339)	$19,376	$(53,715)	$(41,604)	$54,010	$(95,614)

(1)	Yield/rate and volume variances are allocated to yield/rate.

(2)	Taxable equivalent rates used where applicable assuming a 21% tax rate.
Net Interest Income
Net interest income was $209.9 million for the three months ended June 30, 2020 compared to $243.6 million for the same period in 2019. The decrease was primarily due to decreases in yields on earning assets and a shift in earning asset composition, offset by a decrease in funding costs. Average earning assets for the three months ended June 30, 2020 increased by $7.9 billion compared to the same period in 2019, including a $1.8 billion increase in average total loans held for investment, primarily from increases in average mortgage finance loans related to lower long-term interest rates, and an $8.2 billion increase in average liquidity assets, offset by a $2.1 billion decrease in average loans held for sale. The increase in average liquidity assets was the result of actions taken by management in the first half of 2020 to ensure that we have the balance sheet strength to serve our clients during the COVID-19 pandemic. While we intend to operate with above-average liquidity in response to the uncertain economic environment, we believe opportunities exist to improve core earnings by reducing or replacing higher-cost funding sources and improving the earning asset mix. The decrease in average loans held for sale compared to the second quarter of 2019 resulted from holding purchased loans for shorter durations than in prior periods in order to limit exposure to forbearance risk caused by current economic uncertainties. The resulting decline in net interest income on loans held for sale from shorter hold times was offset by an increase in non-interest income. Average interest-bearing liabilities increased for the three months ended June 30, 2020 compared to the same period in 2019 and included a $5.3 billion increase in average interest-bearing deposits, offset by a $406.0 million decrease in average other borrowings. Net interest margin for the three months ended June 30, 2020 was 2.30% compared to 3.41% for the same period in 2019. The decrease was primarily due to the effect of decreases in interest rates on earning asset yields, coupled with the shift in earning asset composition, primarily the increase in liquidity assets and decrease in loans held for sale, offset by lower funding costs compared to the second quarter of 2019.
The yield on total loans held for investment decreased to 3.88% for the three months ended June 30, 2020 compared to 5.15% for the same period in 2019, and the yield on earning assets decreased to 2.76% for the three months ended June 30, 2020 compared to 4.84% for the same period in 2019. The average cost of total deposits and borrowed funds decreased to 0.43% for the second quarter of 2020 from 1.48% for the second quarter of 2019. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 2.33% for the second quarter of 2020 compared to 3.36% for the second quarter of 2019. The decrease was primarily a result of declining loan yields offset by a decrease in the cost of interest-bearing liabilities. Total funding costs, including all deposits, long-term debt and stockholders' equity, decreased to 0.45% for the second quarter of 2020 compared to 1.40% for 2019.

Net interest income was $438.2 million for the six months ended June 30, 2020 compared to $479.2 million for the same period in 2019. The decrease was primarily due to decreases in yields on earning assets and a shift in earning asset composition, offset by a decrease in funding costs. Average earning assets increased for the six months ended June 30, 2020 compared to the same period in 2019 and included a $1.8 billion increase in average total loans held for investment and a $6.4 billion increase in average liquidity assets, offset by a $551.1 million decrease in average loans held for sale. The increase in average liquidity assets was the result of deliberate actions taken by management as described above. The decrease in average loans held for sale was due to holding purchased loans for shorter durations as mentioned above. Average interest-bearing liabilities increased for the six months ended June 30, 2020 compared to the same period in 2019 and included a $4.5 billion increase in average interest-bearing deposits and a $96.6 million increase in average other borrowings. Net interest margin for the six months ended June 30, 2020 was 2.53% compared to 3.56% for 2019. The decrease was primarily due to the effect of decreases in interest rates on earning asset yields, coupled with the shift in earning asset composition, primarily the increase in liquidity assets and decrease in loans held for sale, offset by lower funding costs compared to the same period in 2019.
The yield on total loans held for investment decreased to 4.13% for the six months ended June 30, 2020 compared to 5.28% for the prior year period and the yield on earning assets decreased to 3.22% for the six months ended June 30, 2020 compared to 4.99% for the same period in 2019. The average cost of total deposits and borrowed funds decreased to 0.68% for the six months ended June 30, 2020 from 1.47% for the same period in 2019. The spread on total earning assets, net of the cost of deposits and borrowed funds, was 2.54% for 2020 compared to 3.52% for 2019. The decrease was primarily a result of a declining loan yields offset by a decrease in the cost of interest-bearing liabilities. Total funding costs, including all deposits, long-term debt and stockholders' equity decreased to 0.67% for the six months ended June 30, 2020 compared to 1.39% for the same period in 2019.
Non-interest Income

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Service charges on deposit accounts	$2,459	$2,849	$5,752	$5,828
Wealth management and trust fee income	2,348	2,129	4,815	4,138
Brokered loan fees	10,764	7,336	18,779	12,402
Servicing income	6,120	3,126	10,866	5,860
Swap fees	1,468	601	4,225	1,632
Net gain/(loss) on sale of loans held for sale	39,023	(5,986)	26,023	(6,491)
Other(1)	8,320	14,309	11,822	31,009
Total non-interest income	$70,502	$24,364	$82,282	$54,378

(1)
Other non-interest income includes such items as letter of credit fees, bank owned life insurance ("BOLI") income, dividends on FHLB and FRB stock, income from legal settlements and other general operating income.

Non-interest income increased by $46.1 million during the three months ended June 30, 2020 to $70.5 million, compared to $24.4 million for the same period in 2019. This increase was primarily due to a $45.0 million increase in net gain/(loss) on sale of loans held for sale, a $3.4 million increase in brokered loan fees and a $3.0 million increase in servicing income, partially offset by a $6.0 million decrease in other non-interest income. The increase in net gain/(loss) on sale of loans held for sale was due to favorable economics and lower hedge costs in the second quarter of 2020 as a result of holding purchased loans for shorter durations than in prior periods, which is offset by the decline in net interest income on loans held for sale noted above. The increase in brokered loan fees was due to an increase in total mortgage finance volumes during the three months ended June 30, 2020 compared to the same period in 2019, and the increase in servicing income was due to an overall increase in MSR balances held. The decrease in other non-interest income resulted primarily from $6.5 million in settlements of legal claims during the second quarter of 2019 not present in 2020.
Non-interest income increased by $27.9 million during the six months ended June 30, 2020 to $82.3 million, compared to $54.4 million for the same period in 2019. This increase was primarily due to a $32.5 million increase in net gain/(loss) on sale of loans held for sale, a $6.4 million increase in brokered loans fees and a $5.0 million increase in servicing income, partially offset by a $19.2 million decrease in other non-interest income. The increase in net gain/(loss) on sale of loans held for sale was due to favorable economics and lower hedge costs in 2020 as a result of holding purchased loans for shorter durations than in prior periods. The increase in brokered loan fees was due to an increase in total mortgage finance volumes during the six months ended June 30, 2020 compared to the same period in 2019, and the increase in servicing income was due to an overall increase in MSR balances held. The decrease in other non-interest income resulted primarily from $15.0 million in settlements of legal claims during the six months ended June 30, 2019 not present in 2020.
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
Non-interest Expense

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Salaries and employee benefits	$100,791	$77,757	$177,984	$157,513
Net occupancy expense	9,134	7,910	17,846	15,789
Marketing	7,988	14,087	16,510	25,795
Legal and professional	11,330	10,004	28,796	20,034
Communications and technology	42,760	11,022	56,551	20,220
FDIC insurance assessment	7,140	4,138	12,989	9,260
Servicing-related expenses	20,117	6,066	36,471	11,448
Merger-related expenses	10,486	—	17,756	—
Other(1)	12,606	10,734	22,866	23,175
Total non-interest expense	$222,352	$141,718	$387,769	$283,234

(1)	Other expense includes such items as courier expenses, regulatory assessments other than FDIC insurance, insurance expenses and other general operating expenses.
Non-interest expense for the three months ended June 30, 2020 increased $80.6 million compared to the same period in 2019. The increase was primarily due to increases in salaries and employee benefits, communications and technology expenses, servicing-related expenses and merger-related expenses. The increases in salaries and employee benefits and communications and technology expense were primarily due to $18.0 million in severance accruals and $26.6 million in non-recurring software expenses; including $20.7 million in write-offs of certain software assets and $5.9 million in technology expense related to the roll-out of our PPP capability, respectively, mentioned above. The increase in servicing-related expenses was primarily due to higher MSR amortization expense resulting from an increase in the cost basis of our MSR asset as well as from higher mortgage prepayment rates, and an increase in impairment expense.
Non-interest expense for the six months ended June 30, 2020 increased $104.5 million compared to 2019. The increase was primarily due to increases in salaries and employee benefits, communication and technology, servicing-related expenses and merger-related expenses. The increases in salaries and employee benefits and communications and technology expense were primarily due to the severance accruals and non-recurring software expenses, respectively, mentioned above. The increase in servicing-related expenses was primarily due to higher MSR amortization expense resulting from an increase in the cost basis of our MSR asset as well as from higher mortgage prepayment rates, and an increase in impairment expense.
Analysis of Financial Condition
Loans Held for Investment
The following table summarizes our loans held for investment on a gross basis by portfolio segment:

	June 30, 2020	December 31, 2019
(in thousands)
Commercial	$9,164,661	$9,133,444
Energy	1,146,164	1,425,309
Mortgage finance	8,972,626	8,169,849
Real estate	6,326,434	6,008,040
Gross loans held for investment	$25,609,885	$24,736,642
Deferred income (net of direct origination costs)	(85,056)	$(90,380)
Allowance for credit losses on loans	(264,722)	$(195,047)
Total loans held for investment, net	$25,260,107	$24,451,215
Mortgage finance loans relate to our mortgage warehouse lending operations in which we purchase mortgage loan ownership interests that are typically sold within 10 to 20 days and represent 36% of total loans held for investment at June 30, 2020, an increase compared to 33% at December 31, 2019. Volumes fluctuate based on the level of market demand for the product and the number of days between purchase and sale of the loans, which can be affected by changes in overall market interest rates and tend to peak at the end of each month. Traditional loans held for investment also increased during the first six months of 2020. The majority of the loan growth was in our real estate portfolio, offset by a decline in our energy portfolio. We continue the strategy of planned reductions in portfolios that have experienced higher historic losses, primarily energy and leveraged lending.
We originate a substantial majority of all loans held for investment. We also participate in syndicated loan relationships, both as a participant and as an agent. As of June 30, 2020, we had $2.1 billion in syndicated loans, $464.6 million of which we administer as agent. All syndicated loans, whether we act as agent or participant, are underwritten to the same standards as all other loans we originate. As of June 30, 2020, $4.1 million of our syndicated loans were on non-accrual.
Portfolio Geographic and Industry Concentrations
Although more than 50% of our total loan exposure is outside of Texas and more than 50% of our deposits are sourced outside of Texas, our Texas concentration remains significant. As of June 30, 2020, a majority of our loans held for investment, excluding mortgage finance loans and other national lines of business, were to businesses with headquarters or operations in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this state. We also make loans to customers that are secured by assets located outside of Texas. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses.
Non-performing Assets
Non-performing assets include non-accrual loans and leases and repossessed assets. The table below summarizes our non-performing assets by type and by type of property securing the credit:

(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Non-accrual loans(1)
Commercial
Assets of the borrowers	$27,164	$54,538	$18,501
Inventory	13,325	29,789	18,356
Other	10,717	4,308	5,437
Total commercial	51,206	88,635	42,294
Energy
Oil and gas properties	103,874	125,049	61,063
Total energy	103,874	125,049	61,063
Real estate
Assets of the borrowers	14,883	—	—
Commercial property	1,096	1,751	935
Single family residences	218	1,449	1,228
Other	2,754	8,500	8,564
Total real estate	18,951	11,700	10,727
Total non-performing assets	$174,031	$225,384	$114,084
Restructured loans - accruing	$—	$—	$—
Loans held for investment past due 90 days and accruing(2)	$21,079	$17,584	$15,212
Loans held for sale past due 90 days and accruing(3)	$10,152	$8,207	$11,665

(1)	As of June 30, 2020, December 31, 2019 and June 30, 2019, non-accrual loans included $23.7 million, $35.1 million and $32.0 million, respectively, in loans that met the criteria for restructured.

(2)	At June 30, 2020, December 31, 2019 and June 30, 2019, loans past due 90 days and still accruing includes premium finance loans of $14.8 million, $8.5 million and $9.8 million, respectively.

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

Total non-performing assets at June 30, 2020 decreased $51.4 million from December 31, 2019 and increased $59.9 million compared to June 30, 2019. The decrease from December 31, 2019 was primarily related to charge-offs of energy and leveraged lending loans during the first six months of 2020. The year-over-year increase is primarily related to our energy and leveraged lending portfolios. Non-accrual energy loans totaled $103.9 million (60% of total NPAs) at June 30, 2020, $39.8 million of which relates to two loans that have been charged down to final resolution value and are expected to close in the third quarter of 2020, compared to $61.1 million at June 30, 2019. Non-accrual leveraged lending loans totaled $24.8 million (14% of total NPAs) at June 30, 2020 compared to $25.0 million at June 30, 2019. The COVID-19 pandemic has had an adverse effect on our non-performing assets and, based on the current trajectory, we anticipate that continued adverse impacts will occur in subsequent quarters.
Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At June 30, 2020, we had $132.0 million in loans of this type, compared to $46.6 million at December 31, 2019 and $44.9 million at June 30, 2019.
Summary of Credit Loss Experience
The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. We adopted ASU 2016-13 on January 1, 2020, which replaced the incurred loss methodology for determining our provision for credit losses and allowance for credit losses with the Current Expected Credit Loss ("CECL") model. Upon adoption, the allowance for credit losses was increased by $9.1 million, with no impact on the consolidated statement of income. We recorded a $100.0 million provision for credit losses for the second quarter of 2020, compared to $96.0 million in the first quarter of 2020 and $27.0 million in the second quarter of 2019. The increase resulted primarily from an increase in charge-offs and reserve build related to higher criticized loan levels and continued economic uncertainty related to the COVID-19 pandemic. We recorded $74.1 million in net charge-offs during the second quarter of 2020, including $62.4 million in energy net charge-offs and $8.1 million in leveraged lending net charge-offs, compared to $57.7 million during the first quarter of 2020 and $20.0 million during the second quarter of 2019. Criticized loans totaled $1.0 billion at June 30, 2020, compared to $675.9 million at March 31, 2020 and $629.1 million at June 30, 2019. The increase in criticized loans was predominantly in special mention and was primarily related to the continued downgrade of loans to borrowers that have been impacted by COVID-19 or that are in industries that are expected to be more significantly impacted by COVID-19.

The table below presents a summary of our loan loss experience:

Six months ended June 30, 2020	Year ended December 31, 2019	Six months ended June 30, 2019
(in thousands except percentage and multiple data)
Allowance for credit losses on loans:
Beginning balance	$195,047	$191,522	$191,522
Impact of CECL adoption	8,585	—	—
Loans charged-off:
Commercial	32,940	44,837	9,745
Energy	100,098	32,625	15,173
Real estate	—	177	177
Total charge-offs	133,038	77,639	25,095
Recoveries:
Commercial	770	3,054	501
Energy	423	316	—
Real estate	—	—	—
Total recoveries	1,193	3,370	501
Net charge-offs	131,845	74,269	24,594
Provision for credit losses on loans	192,935	77,794	47,644
Ending balance	$264,722	$195,047	$214,572
Allowance for off-balance sheet credit losses:
Beginning balance	$8,640	$11,434	$11,434
Impact of CECL adoption	563	—	—
Provision for off-balance sheet credit losses	3,065	(2,794)	(644)
Ending balance	$12,268	$8,640	$10,790
Total allowance for credit losses	$276,990	$203,687	$225,362
Total provision for credit losses	$196,000	$75,000	$47,000
Allowance for credit losses on loans to LHI	1.04%	0.79%	0.88%
Net charge-offs to average LHI	1.07%	0.31%	0.22%
Total provision for credit losses to average LHI	1.60%	0.32%	0.42%
Recoveries to total charge-offs	0.90%	4.34%	2.00%
Allowance for off-balance sheet credit losses to off-balance sheet credit commitments	0.15%	0.10%	0.13%
Combined allowance for credit losses to LHI	1.09%	0.83%	0.93%
Allowance as a multiple of non-performing loans	1.5	x	0.9	x	1.9	x
The allowance for credit losses, including the allowance for losses on unfunded commitments reported on the consolidated balance sheets in other liabilities, totaled $277.0 million at June 30, 2020, $203.7 million at December 31, 2019 and $225.4 million at June 30, 2019. The combined allowance as a percentage of loans held for investment increased to 1.09% at June 30, 2020 from 0.83% at December 31, 2019 and 0.93% at June 30, 2019. The combined allowance as a percentage of loans held for investment, excluding mortgage finance, increased to 1.67% at June 30, 2020 from 1.24% at December 31, 2019 and 1.33% at June 30, 2019. The increase in the combined allowance as a percentage of loans held for investment at June 30, 2020 compared to June 30, 2019 is due primarily to an increase in the allowance for credit losses, resulting from reserve build related to higher criticized loan levels and continued economic uncertainty related to the COVID-19 pandemic.
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
Liquidity and Capital Resources
In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objectives in managing our liquidity are to maintain our ability to meet loan commitments, repurchase investment securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies, formulated and monitored by our senior management and our Asset and Liability Management Committee (“ALCO”), which take into account the demonstrated marketability of our assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the year ended December 31, 2019 and the six months ended June 30, 2020, our principal source of funding has been our customer deposits, supplemented by our short-term and long-term borrowings, primarily from federal funds purchased and FHLB borrowings, which are generally used to fund mortgage finance assets. We also rely on the availability of the mortgage secondary market provided by Ginnie Mae and the GSEs to support the liquidity of our mortgage finance assets.
In accordance with our liquidity strategy, deposit growth and increases in borrowing capacity related to our mortgage finance loans have resulted in accumulating liquidity assets in recent periods. Additionally, in the first six months of 2020 we significantly increased our liquidity assets to ensure that we have the balance sheet strength to serve our clients during the COVID-19 pandemic. The following table summarizes the composition of liquidity assets:

(in thousands except percentage data)	June 30, 2020	December 31, 2019	June 30, 2019
Federal funds sold and securities purchased under resale agreements	$50,000	$30,000	$34,000
Interest-bearing deposits	9,490,044	4,233,766	3,446,902
Total liquidity assets	$9,540,044	$4,263,766	$3,480,902
Total liquidity assets as a percent of:
Total loans held for investment	37.4%	17.3%	14.3%
Total earning assets	26.9%	13.5%	12.0%
Total deposits	31.6%	16.1%	15.1%
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

We also have access to incremental deposits through brokered retail certificates of deposit, or CDs. These traditional brokered deposits are generally of short maturities and are used to fund temporary differences in the growth in loan balances, including growth in loans held for sale or other specific categories of loans as compared to customer deposits. The following table summarizes our period-end and average core customer deposits, relationship brokered deposits and traditional brokered deposits:

(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Deposits from core customers	$25,636,902	$22,549,568	$18,637,303
Deposits from core customers as a percent of total deposits	84.9%	85.2%	81.0%
Relationship brokered deposits	$2,236,028	$1,617,247	$2,264,770
Relationship brokered deposits as a percent of average total deposits	7.4%	6.1%	9.9%
Traditional brokered deposits	$2,314,765	$2,311,778	$2,097,004
Traditional brokered deposits as a percent of total deposits	7.7%	8.7%	9.1%
Average deposits from core customers(1)	$24,640,460	$20,747,292	$18,053,921
Average deposits from core customers as a percent of average total deposits	84.3%	84.1%	82.8%
Average relationship brokered deposits(1)	$1,961,338	$2,096,287	$2,099,719
Average relationship brokered deposits as a percent of average total deposits	6.7%	8.5%	9.6%
Average traditional brokered deposits(1)	$2,623,324	$1,813,037	$1,651,101
Average traditional brokered deposits as a percent of average total deposits	9.0%	7.4%	7.6%
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

(in thousands)	June 30, 2020
Federal funds purchased	$189,030
Repurchase agreements	6,760
FHLB borrowings	2,700,000
Line of credit	—
Total short-term borrowings	$2,895,790
Maximum short-term borrowings outstanding at any month-end during 2020	5,195,267
The following table summarizes our other borrowing capacities net of balances outstanding. As of June 30, 2020, all are scheduled to mature within one year.

(in thousands)	June 30, 2020
FHLB borrowing capacity relating to loans	$8,011,489
FHLB borrowing capacity relating to securities	103
Total FHLB borrowing capacity(1)	$8,011,592
Unused federal funds lines available from commercial banks	$1,260,000
Unused Federal Reserve borrowings capacity	$2,388,000
Unused revolving line of credit(2)	$130,000

(1)	FHLB borrowings are collateralized by a blanket floating lien on certain real estate secured loans, mortgage finance assets and also certain pledged securities.

(2)
Unsecured revolving, non-amortizing line of credit with maturity date of December 15, 2020. Proceeds may be used for general corporate purposes, including funding regulatory capital infusions into the Bank. The loan agreement contains customary financial covenants and restrictions. No borrowings were made against this line of credit during the six months ended June 30, 2020.

Our equity capital averaged $2.8 billion for the three months ended June 30, 2020 as compared to $2.6 billion for the same period in 2019. We have not paid any cash dividends on our common stock since we commenced operations and have no plans to do so in the foreseeable future.
For additional information regarding our capital and stockholders' equity, see Note 7 - Regulatory Restrictions in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Commitments and Contractual Obligations
The following table presents, as of June 30, 2020, significant fixed and determinable contractual obligations to third parties by payment date. Amounts in the table do not include accrued or accruing interest.

(in thousands)	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
Deposits without a stated maturity	$27,381,713	$—	$—	$—	$27,381,713
Time deposits	2,757,229	43,674	5,073	6	2,805,982
Federal funds purchased and customer repurchase agreements	195,790	—	—	—	195,790
FHLB borrowings	2,700,000	—	—	—	2,700,000
Subordinated notes	—	—	—	282,309	282,309
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total contractual obligations	$33,034,732	$43,674	$5,073	$395,721	$33,479,200
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
Allowance for Credit Losses
Management considers the policies related to the allowance for credit losses as the most critical to the financial statement presentation. The total allowance for credit losses includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 326, Credit Losses. The allowance for credit losses is established through a provision for credit losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the loan losses expected to be recognized over the life of the loans in our portfolio. The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. For purposes of determining the allowance for credit losses, the loan portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments using a Portfolio Level Qualitative Factor ("PLQF") and/or a Portfolio Segment Level Qualitative Factor ("SLQF"). The PLQF and SLQF are utilized to address factors that are not present in historical loss rates and are otherwise unaccounted for in the quantitative process. A reserve is recorded upon origination or purchase of a loan. See “Summary of Credit Loss Experience” above and Note 4 – Loans Held for Investment and Allowance for Credit Losses on Loans in the accompanying notes to the consolidated financial statements included elsewhere in this report for further discussion of the risk factors considered by management in establishing the allowance for credit losses.

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
Interest Rate Risk Management
Our interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions as of June 30, 2020, and is not necessarily indicative of positions on other dates. The balances of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest rate-sensitive assets exceed interest rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The Company employs interest rate floors in certain variable rate loans to enhance the yield on those loans at times when market interest rates are extraordinarily low. The degree of asset sensitivity, spreads on loans and net interest margin may be reduced until rates increase by an amount sufficient to eliminate the effects of floors. The adverse effect of floors as market rates increase may also be offset by the positive gap, the extent to which rates on deposits and other funding sources lag increasing market rates for loans and changes in composition of funding.

Interest Rate Sensitivity Gap Analysis
June 30, 2020

(in thousands)	0-3 mo Balance	4-12 mo Balance	1-3 yr Balance	3+ yr Balance	Total Balance
Assets:
Interest-bearing deposits in other banks, federal funds sold and securities purchased under resale agreements	$9,540,044	$—	$—	$—	$9,540,044
Investment securities(1)	28,687	2,972	851	202,459	234,969
Total variable loans	$22,056,013	$243,658	$27,740	$292,361	$22,619,772
Total fixed loans	251,493	1,407,082	952,006	834,113	3,444,694
Total loans(2)	22,307,506	1,650,740	979,746	1,126,474	26,064,466
Total interest sensitive assets	$31,876,237	$1,653,712	$980,597	$1,328,933	$35,839,479
Liabilities:
Interest-bearing customer deposits	$16,545,802	$—	$—	$—	$16,545,802
CDs & IRAs	168,162	274,302	43,674	5,079	491,217
Traditional brokered deposits	1,146,579	1,168,186	—	—	2,314,765
Total interest-bearing deposits	17,860,543	1,442,488	43,674	5,079	19,351,784
Repurchase agreements, federal funds purchased, FHLB borrowings	895,790	2,000,000	—	—	2,895,790
Subordinated notes	—	—	—	282,309	282,309
Trust preferred subordinated debentures	—	—	—	113,406	113,406
Total borrowings	895,790	2,000,000	—	395,715	3,291,505
Total interest sensitive liabilities	$18,756,333	$3,442,488	$43,674	$400,794	$22,643,289
GAP	$13,119,904	$(1,788,776)	$936,923	$928,139	$—
Cumulative GAP	$13,119,904	$11,331,128	$12,268,051	$13,196,190	$13,196,190

Demand deposits					10,835,911
Stockholders’ equity					2,734,755
Total					$13,570,666

(1)	Investment securities based on fair market value.

(2)	Total loans includes loans held for investments, stated at gross, and loans held for sale.
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
For modeling purposes, the “shock test” scenarios as of June 30, 2019 assume immediate, sustained 100 and 200 basis point increases in interest rates and a 100 basis point decrease in interest rates. As short-term rates have declined during the first six months of 2020, we do not believe that analysis of an assumed decrease in interest rates would provide meaningful results. As such, the scenarios as of June 30, 2020 assume immediate, sustained 100 and 200 basis point increases only. We will continue to evaluate these scenarios as interest rates change, until short-term rates rise above 3.0%, at which point we will resume evaluations of shock scenarios in which interest rates decrease.

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

	Anticipated Impact Over the Next Twelve Months as Compared to Most Likely Scenario
	June 30, 2020		June 30, 2019
(in thousands)	100 bps Increase	200 bps Increase	100 bps Increase	200 bps Increase	100 bps Decrease
Change in net interest income	$70,160	$152,756	$101,238	$202,841	$(114,060)
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
The novel Coronavirus Disease 2019 ("COVID-19") pandemic is adversely affecting us and our customers, employees and third-party service providers, and the adverse impacts on our business, financial position, operations and prospects have been and are expected to continue to be significant.
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
Business and consumer customers of the Bank are experiencing varying degrees of financial distress, which is expected to increase over coming months and will likely adversely affect their ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations. This in turn has influenced the recognition of credit losses in our loan portfolios and has increased our allowance for credit losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Disruptions to our customers' businesses could also result in declines in, among other things, wealth management revenue. These developments as a consequence of the pandemic are materially impacting our business and the businesses of our customers and are expected to have a material adverse effect on our financial results for 2020, as evidenced by our first and second quarter results.
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
COVID-19 does not yet appear to be contained and could affect significantly more households and businesses. Given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic affects our business, operations and financial condition, as well as our regulatory capital and liquidity ratios and credit ratings, is highly uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic and actions taken by governmental authorities and other parties in response to the pandemic. If the pandemic is prolonged, the adverse impact on the markets in which we operate and on our business, operations and financial condition is likely to deepen.
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
(a) Exhibits

10.1
Mutual Termination Agreement dated as of May 22, 2020, between Texas Capital Bancshares, Inc. and Independent Bank Group, Inc. which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 26, 2020

10.2
Letter Agreement dated as of May 25, 2020, between C. Keith Cargill and Texas Capital Bancshares, Inc. which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 26, 2020

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
Date: July 24, 2020

/s/ Julie Anderson
Julie Anderson
Chief Financial Officer
(Duly authorized officer and principal financial officer)